Form 10-Q
period 1995-03-31
SILICON VALLEY BANCSHARES
filed 1995-05-15
CIK 719739

- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------
                                    FORM 10-Q



(MARK ONE)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1995


                                       OR


  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from          to         .
                                         --------    --------



                        Commission File Number: 33-41102

                            SILICON VALLEY BANCSHARES
             (Exact name of registrant as specified in its charter)




          California                                   94-2856336
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    2232 North First Street                               95131
     San Jose, California                              (Zip Code)
(Address of principal executive offices)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

          At April 30, 1995, 8,660,523 shares of the registrant's Common Stock (no par value) were outstanding.

- - --------------------------------------------------------------------------------
                    This Report Contains a Total of 20 Pages

                            SILICON VALLEY BANCSHARES
                                    FORM 10-Q

                                 MARCH 31, 1995

                                      INDEX

                                                                            PAGE
                                                                            ----


                         PART I - FINANCIAL INFORMATION

ITEM 1    SILICON VALLEY BANCSHARES AND SUBSIDIARIES
          INTERIM CONSOLIDATED FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEETS                                    3

               CONSOLIDATED INCOME STATEMENTS                                 4

               CONSOLIDATED STATEMENTS OF CASH FLOWS                          5

               NOTES TO INTERIM CONSOLIDATED FINANCIAL
               STATEMENTS                                                     6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       9

                           PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                  19

ITEM 2    CHANGES IN SECURITIES                                              19

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                    19

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                                            19

ITEM 5    OTHER INFORMATION                                                  19

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                   19

          SIGNATURES                                                         20

PART I - FINANCIAL INFORMATION
ITEM 1
                            SILICON VALLEY BANCSHARES
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

- - ---------------------------------------------------------------------------------------------------------
                                    CONDENSED BALANCE SHEETS
- - ---------------------------------------------------------------------------------------------------------
                                                             MARCH 31,     December 31,     March 31,
                                                               1995            1994           1994
(DOLLARS IN THOUSANDS)                                      (UNAUDITED)                    (UNAUDITED)
- - ---------------------------------------------------------------------------------------------------------
ASSETS:
Cash and Due from Banks                                     $  153,527     $  139,792       $ 88,086
Federal Funds Sold and Interest-Bearing
  Deposits  in Other Banks                                     105,062        150,057         80,039
Investment Securities:
  At Fair Value                                                148,390        148,703        248,248
  At Cost (Note 3)                                               7,169          7,786          8,506
Loans, Net of Unearned Income                                  696,602        703,809        557,681
Allowance for Loan Losses                                       21,500         20,000         25,000
- - ---------------------------------------------------------------------------------------------------------
  Net Loans                                                    675,102        683,809        532,681
Bank Premises and Equipment                                      2,437          2,221          2,760
Other Real Estate Owned                                          5,952          7,089         11,365
Accrued Interest Receivable and Other Assets                    21,708         22,082         19,075
- - ---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                $1,119,347     $1,161,539       $990,760
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits:
  Noninterest-Bearing Demand Deposits                       $  378,594     $  401,455       $344,948
  Money Market, NOW and Savings Deposits                       579,263        585,171        502,047
  Time Deposits                                                 65,788         88,747         64,827
- - ---------------------------------------------------------------------------------------------------------
Total Deposits                                               1,023,645      1,075,373        911,821
Other Liabilities                                               11,722          8,910          7,179
- - ---------------------------------------------------------------------------------------------------------
Total Liabilities                                            1,035,367      1,084,282        919,001
- - ---------------------------------------------------------------------------------------------------------

Shareholders' Equity:
Common Stock, No Par Value:                                     55,600         54,068         52,636
  30,000,000 Shares Authorized;
    8,639,858 Shares Outstanding at March 31, 1995;
    8,509,194 Shares Outstanding at December 31, 1994;
    8,351,582 Shares Outstanding at March 31, 1994.
Retained Earnings                                               30,983         27,702         20,370
Net Unrealized Loss on Available-for-Sale Investments           (2,169)        (4,159)          (758)
Unearned Compensation                                             (436)          (355)          (488)
- - ---------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                      83,979         77,257         71,760
- - ---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $1,119,347     $1,161,539       $990,760
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


- - ---------------------------------------------------------------------------------------------------------
                                      CONDENSED INCOME STATEMENTS
- - ---------------------------------------------------------------------------------------------------------
                                                                         FOR THE THREE MONTHS ENDED
                                                                         --------------------------
                                                                        MARCH 31,           March 31,
                                                                          1995                1994
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                       (UNAUDITED)         (UNAUDITED)
- - ---------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans, including Fees                                                  $20,179             $13,211
  Investment Securities:
    Taxable                                                                2,232               2,915
    Non-Taxable                                                              122                 139
  Other                                                                    1,476                 688
- - ---------------------------------------------------------------------------------------------------------
Total Interest Income                                                     24,008              16,954

INTEREST EXPENSE:
  Deposits                                                                 5,843               3,222
  Other Borrowings                                                            --                  --
- - ---------------------------------------------------------------------------------------------------------
Total Interest Expense                                                     5,843               3,222
- - ---------------------------------------------------------------------------------------------------------
Net Interest Income                                                       18,165              13,732
Provision for Loan Losses                                                  1,355                 637
- - ---------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                       16,810              13,095

NON-INTEREST INCOME:
  Disposition of Client Warrants                                             225               1,088
  Deposit Service Charges                                                    351                 305
  Letter of Credit and Foreign Exchange Income                               705                 467
  Investment Gains (Losses)                                                 (422)                 --
  Other                                                                      118                 134
- - ---------------------------------------------------------------------------------------------------------
Total Non-Interest Income                                                    977               1,994

NON-INTEREST EXPENSE:
  Compensation and Benefits                                                7,090               6,213
  Professional Services                                                    1,116               1,470
  Occupancy/Furniture and Equipment                                        1,462                 914
  FDIC Deposit Insurance                                                     598                 609
  Cost of Other Real Estate Owned                                             (5)              1,232
  Other                                                                    1,807               1,603
- - ---------------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                                12,068              12,041
- - ---------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                                           5,719               3,048
INCOME TAX EXPENSE                                                         2,439               1,314
- - ---------------------------------------------------------------------------------------------------------
NET INCOME                                                               $ 3,280             $ 1,734
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE                        $  0.37             $  0.21
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS


- - ---------------------------------------------------------------------------------------------------------
                                   CONDENSED STATEMENT OF CASH FLOWS
- - ---------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ------------------------------
                                                                          1995                1994
(DOLLARS IN THOUSANDS)                                                 (UNAUDITED)         (UNAUDITED)
- - ---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS WERE PROVIDED BY (APPLIED TO):
OPERATIONS:
  Net Income (Loss)                                                     $  3,280           $   1,734
  Adjustments to Reconcile Net Income (Loss)
     to Net Cash Provided by Operations:
    Provision for Loan Losses                                              1,355                 637
    (Increase) Decrease in Value of Other Real Estate Owned                  (53)                745
    Depreciation and Amortization                                            520                 237
    Deferred Income Tax Expense                                               --                  --
    (Increase) Decrease in Accrued Interest Receivable                       (53)               (126)
    Increase (Decrease) in Accrued Interest Payable                          (55)                 23
    Increase (Decrease) in Deferred Loan Fees                               (421)                (59)
    Net (Gain) Loss on Sale of Investment Securities                         422                  --
    Other, Net                                                             2,595                 367
- - ---------------------------------------------------------------------------------------------------------
Net Cash Provided by (Applied to) Operations                               7,590               3,558
- - ---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Proceeds from Maturities & Sales of Investment Securities               31,300             108,520
  Purchases of Investment Securities                                     (27,132)           (104,468)
  Net (Increase) Decrease in Loans                                         6,805               2,914
  Proceeds from Sale of Other Real Estate Owned                            1,189               5,829
  Capital Asset Expenditures                                                (736)               (539)
- - ---------------------------------------------------------------------------------------------------------
Net Cash Provided by (Applied to) Investment Activities                   11,426              12,256
- - ---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                    (51,727)             (3,102)
  Proceeds from Sale of Common Stock, Net of Issuance Costs                1,451                 437
- - ---------------------------------------------------------------------------------------------------------
Net Cash Provided by (Applied to) Financing Activities                   (50,276)             (2,665)
- - ---------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                     (31,260)             13,149
Cash and Cash Equivalents at December 31,                                289,849             154,976
- - ---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at March 31,                                  $258,589           $ 168,125
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------
OTHER CASH FLOW INFORMATION:
  Interest Paid                                                         $  5,898           $   3,199
  Income Taxes Paid                                                     $     90           $     560
- - ---------------------------------------------------------------------------------------------------------
NON-CASH FINANCING AND INVESTING ACTIVITIES
  Transfer of Loans to Other Real Estate Owned                                --           $     748
- - ---------------------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------------------

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accounting and financial reporting policies of Silicon Valley Bancshares (the Company) and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry.

     The unaudited interim consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, Silicon Valley Bank (the Bank) and SVB Leasing Company (inactive). The revenue, expenses, assets, and liabilities of the subsidiaries are included in the respective line items in the unaudited interim consolidated financial statements after elimination of intercompany accounts and transactions.

     In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1995, December 31, 1994, and March 31, 1994, and the results of its operations and cash flows for the three month periods ending March 31, 1995 and March 31, 1994.

     Certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the three month period ending March 31, 1995 may not necessarily be indicative of the operating results for the full year.

     Certain reclassifications have been made to the Company's 1994 consolidated financial statements to conform to the 1995 presentations. Such reclassifications had no effect on the results of operations or on shareholders' equity.

     Amounts presented in tables throughout this report have been rounded to the nearest thousand. Totals or subtotals may appear to differ slightly due to the effects of rounding.

2.   NET INCOME PER SHARE COMPUTATION

     Net income per common and common equivalent share is calculated using weighted average shares, adjusted for the dilutive effect of stock options outstanding during the period, totaling: 8,836,953 for the quarter ended March 31, 1995, and 8,444,728 for the quarter ended March 31, 1994.

3.   INVESTMENT SECURITIES

     The fair market value of investment securities classified as "held-to-maturity" was $7,500 at March 31, 1995, $8,050 at December 31, 1994, and $8,989 at March 31, 1994.

4.   NEW ACCOUNTING PRONOUNCEMENTS

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." This standard, including its amendment by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," was adopted by the Company on January 1, 1995. SFAS No. 114 requires the Company to measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     At the time of adoption, certain insubstance foreclosure loans previously classified as other real estate owned were reclassified to nonaccrual loans. The amount of loans reclassified to conform with this new accounting standard was $10.9 million at March 31, 1994 and $1.4 million at December 31, 1994.

     The aggregate recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $14.6 million at March 31, 1995. Average impaired loans for the quarter ended March 31, 1995 were $13.9 million. General and specific allocations in the allowance for loan losses related to impaired loans totaled $4.2 million at March 31, 1995.

     The activity in the allowance for loan losses for the three month periods ended March 31, 1995 and 1994 is as follows:

     (Dollars in thousands)              1995           1994
     -------------------------------------------------------
     Balance January 1,               $20,000        $25,000
     Provision from Operations          1,355            637
     Charge-offs                         (823)        (1,904)
     Recoveries                           968          1,267
     -------------------------------------------------------
     Balance March 31,                $21,500        $25,000
     -------------------------------------------------------
     -------------------------------------------------------

     Loans are placed on nonaccural status when they become 90 days past due as to principal or interest payments, or otherwise become impaired under the provisions of SFAS No. 114. When a loan is placed on nonaccrual status, the accrued interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter. There was no interest income recognized on impaired loans during the first quarter of 1995.

5.   REGULATORY MATTERS

     During 1993, the Company and Bank consented to formal supervisory orders by the Federal Reserve Bank of San Francisco and the Bank consented to a formal supervisory order by the California State Banking Department.
     These orders require, among other actions, the following: suspension of cash dividends; restrictions on transactions between the Company and the Bank without prior regulatory approval; development of a capital plan to ensure the Bank maintains adequate capital levels subject to regulatory approval; development of plans to improve the quality of the Bank's loan portfolio through collection or improvement of the credits within specified time frames; changes to the Banks' loan policy requiring the Directors' Loan Committee to approve all loans to any one borrower exceeding $3 million and requiring the directors to become more actively involved in loan portfolio management and monitoring activities;
     review of, and changes in, the Bank's loan policy to implement (i) policies for controlling and monitoring credit concentrations, (ii) underwriting standards for all loan products and (iii) standards for credit analysis and credit file documentation; development of an independent loan review function and related loan review policy and procedures; development of Board oversight programs to establish and maintain effective control and supervision of Management and major Bank operations and activities; development of a plan, including a written methodology, to maintain an adequate allowance for loan losses, defined as a minimum of 2.0% of total loans; development of business plans to establish guidelines for growth and ensure maintenance of adequate capital levels; review and evaluation of existing compensation practices and development of officer compensation policies and procedures by the Board of Directors of the Company and Bank; changes in fees paid to directors and bonuses paid to executive officers receive regulatory approval; and development of a detailed internal audit plan for approval by the Board of Directors of the Bank. The State Banking Department order further requires the Bank to maintain a tangible equity-to-assets ratio of 6.5%.

     In addition, such plans, policies, and procedures may not be amended without prior regulatory approval. The Company and the Bank have taken steps to address these requirements. The Company believes compliance with these actions has not and will not have a material adverse impact on the business of the Bank, its clients, or the Company. The Company and the Bank were in substantial compliance with such orders at March 31, 1995.

PART I - FINANCIAL INFORMATION
ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Silicon Valley Bancshares (the Company) is a bank holding company whose principal subsidiary is Silicon Valley Bank (the Bank), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Oregon and Massachusetts. The Bank focuses on specific segments within each of its selected markets, including a variety of high technology, life science, and other emerging growth industries. Substantially all assets, liabilities, and earnings of the Company relate to its investment in the Bank.

Early in 1995, the Bank received regulatory approval to relocate its corporate headquarters and main branch to a new 100,000 square foot facility in Santa Clara. Concurrent with this move, the Bank will close its existing offices in San Jose and consolidate them with the nearby headquarters office.
Additionally, the Bank received regulatory approval in early 1995 to open a loan production office in San Diego, California.

RESULTS OF OPERATIONS

EARNINGS SUMMARY

The Company reported net income of $3.3 million, or $0.37 per share, for the first quarter of 1995. This represented an increase in net income of $1.5 million, or $0.16 per share, when compared with net income of $1.7 million, or $0.21 per share, for the first quarter of 1994. The increase in the first quarter 1995 net income as compared with the first quarter of 1994 was primarily due to significant loan and deposit growth during the past year, coupled with a higher net interest margin and a substantial reduction in nonperforming assets.

The Company's performance resulted in an annualized return on average assets of 1.2% for the first quarter of 1995, and up from the 0.7% return on average assets for the first quarter of 1994. The annualized return on average shareholders' equity continued to increase, up to 16.3% for the first quarter of 1995, from 9.5% for the first quarter of 1994.

NET INTEREST INCOME AND MARGIN

Net interest income is the principal source of revenue for the Company. It represents the difference between interest earned on loans and investments and interest paid on funding sources, primarily deposits.

The following table sets forth average assets, liabilities, and shareholders' equity, current period interest income and interest expense, average rates and yields, and the composition of the net interest margin for the periods ending March 31, 1995 and March 31, 1994:

- - ------------------------------------------------------------------------------------------------------------------------------------
                                                 AVERAGE BALANCES, RATES AND YIELDS
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                             ---------------------------------------------------------------------------------------
                                                                1995                                         1994
                                                             (UNAUDITED)                                  (Unaudited)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                               AVERAGE                                       Average
                                               AVERAGE                         YIELD/       Average                          Yield/
(Dollars in thousands)                         BALANCE        INTEREST          RATE        Balance        Interest           Rate
- - ------------------------------------------------------------------------------------------------------------------------------------
FUNDING USES:
Interest-Earning Assets:
   Federal Funds Sold                        $  104,228        $ 1,476            5.7%     $  89,060        $   688            3.1%
   Investment Securities:
     Taxable                                    153,865          2,232            5.9        212,047          2,915            5.6
     Non-Taxable (1)                              7,384            187           10.3          8,407            214           10.3
   Loans:
     Commercial                                 614,353         17,958           11.9        454,582         11,391           10.2
     Real Estate Construction and Term           70,362          1,753           10.1         65,080          1,300            8.1
     Consumer and Other                          18,192            468           10.4         26,230            520            8.0
- - --------------------------------------       -----------------------------------------     -----------------------------------------
   Total Loans                                  702,907         20,179           11.6        545,892         13,211            9.8
- - --------------------------------------       -----------------------------------------     -----------------------------------------
Total Interest-Earning Assets                $  968,384        $24,073           10.1%     $ 855,406        $17,029            8.1%
- - --------------------------------------       -----------------------------------------     -----------------------------------------

Cash and Due from Banks                         120,434                                      122,825
Allowance for Loan Losses                       (21,564)                                     (25,813)
Other Real Estate Owned                           6,521                                       13,650
Accrued Interest Receivable and
   Other Assets                                  19,363                                       13,034
- - --------------------------------------       ----------                                    ---------
TOTAL ASSETS                                 $1,093,138                                    $ 979,103
- - --------------------------------------       ----------                                    ---------
- - --------------------------------------       ----------                                    ---------

FUNDING SOURCES:
Interest-Bearing Liabilities:
   Money Market, NOW and
     Savings Deposits                        $  581,749        $ 5,275            3.7%     $ 506,561        $ 2,802            2.2%
   Time Deposits                                 68,201            568            3.4         69,164            420            2.5
   Federal Funds Purchased                           --             --             --             --             --             --
- - --------------------------------------       -----------------------------------------     -----------------------------------------

Total Interest-Bearing Liabilities              649,950          5,843            3.6        575,726          3,222            2.3
Portion of Noninterest-Bearing
   Funding Sources                              318,434                                      279,681
- - --------------------------------------       -----------------------------------------     -----------------------------------------
Total Funding Sources                        $  968,384        $ 5,843            2.4%     $ 855,406        $ 3,222            1.5%
- - --------------------------------------       -----------------------------------------     -----------------------------------------

Noninterest-Bearing Funding Sources:
Noninterest-Bearing Demand Deposits             350,544                                      328,642
Noninterest-Bearing Funding Sources
   Used to Fund Earning Assets                 (318,434)                                    (279,681)
Other Liabilities                                11,194                                        1,721
Shareholders' Equity                             81,450                                       73,014
- - --------------------------------------       ----------                                    ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                    $1,093,138                                    $ 979,103
- - --------------------------------------       ----------                                    ---------
- - --------------------------------------       ----------                                    ---------

NET INTEREST INCOME                                            $18,230                                      $13,807
                                                               -------                                      -------
                                                               -------                                      -------
NET INTEREST MARGIN                                                               7.6%                                         6.5%
                                                                                  ---                                          ---
                                                                                  ---                                          ---
MEMO:  TOTAL DEPOSITS                        $1,000,494                                    $ 904,368
- - --------------------------------------       ----------                                    ---------
- - --------------------------------------       ----------                                    ---------

(1) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis. The tax equivalent adjustments were $65 and $75 at March 31, 1995 and 1994, respectively.

Net interest income on a fully taxable-equivalent basis was $18.2 million, up $4.4 million, or 32%, from the $13.8 million earned in the first quarter of 1994. This increase resulted from growth in earning assets and a higher net interest margin. The net interest margin for the quarter ended March 31, 1995 was 7.6%, compared to 6.5% for the first quarter of 1994. The increase in net interest margin resulted from higher market interest rates, in combination with the Company's interest rate repricing structure. It is Management's objective to maintain a modestly asset-sensitive position (where interest-earning assets reprice sooner than interest-bearing liabilities), so that the net interest margin increases as market interest rates rise and decreases when rates decline. It is likely that the net interest margin will stabilize or decline should interest rates stabilize or decline in future periods.

Average loans increased 28.8%, or $157.0 million, to $702.9 million at March 31, 1995 from $545.9 million at March 31, 1994. This increase occurred primarily in the commercial loan portfolio. Loan demand increased during the past four quarters due to improving economic conditions and continued marketing efforts by the Company. Another factor affecting the level of interest-earning assets and interest income growth was an improvement in credit quality, as evidenced by the decline in nonaccrual loans and other real estate owned (OREO).

The growth in average loans, higher interest rates, and improved credit quality combined to increase interest and fee income on loans to $20.2 million for the first quarter of 1995, up $7.0 million, or 52.7%, from $13.2 million for the first quarter of 1994.

Average investment securities decreased to $155.5 million for the first quarter of 1995 from the $220.6 million for the first quarter of 1994. The proceeds from maturities and sales of the available-for-sale investment portfolio have been used to fund a portion of the growth in loans.

Average total deposits increased to $1.0 billion during the first quarter of 1995, up $96.1 million, or 10.6%, from $904.4 million during the first quarter of 1994. A significant portion of this growth occurred in money market accounts, which increased $75.2 million to average $581.7 million for the first quarter of 1995. Additionally, average demand deposits increased 6.7% from the first quarter of 1994 to the first quarter of 1995. Demand deposits represented 35.0% of average total deposits for the first quarter of 1995 compared to 36.3% of total deposits for the first quarter of 1994.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and Management's continuous assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The provision for loan losses was $1.4 million during the first quarter of 1995, compared with $.6 million during the first quarter of 1994. The increase in the first quarter provision in 1995 as compared with 1994 was attributable to the growth of the loan portfolio. See "FINANCIAL CONDITION -- Credit Risk and the Allowance for Loan Losses" for further discussion.

NONINTEREST INCOME

Total noninterest income declined 51% to $1.0 million for the 1995 first quarter, from $2.0 million in the 1994 first quarter. This decline was largely due to a 79.3% reduction in the income related to the exercise of client warrants from $1.1 million in the first quarter of 1994 to $0.2 million in the first quarter of 1995.

The Company has historically obtained rights to acquire stock (in the form of warrants) in some nonpublic clients as part of negotiated credit facilities.
The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Bank, and interest rates and loan fees charged on such loans are similar to lending arrangements where warrants are not available. Income from the disposition of warrants typically depends on factors beyond the control of the Company, and therefore cannot be predicted and may vary materially on a year-to-year basis.

Losses of $0.4 million on the sale of investment securities classified as available-for-sale also contributed to the decline in first quarter noninterest income, as there were no losses on investment securities recorded during the first quarter of 1994. The sales of investment securities were conducted as a normal component of the Company's interest rate risk and liquidity management activities. Securities sold during the first quarter of 1995 totaled $14.5 million and were comprised primarily of mortgage-backed securities.

First quarter deposit service charges increased slightly, from $0.3 million in 1994 to $0.4 million in 1995. Letter of credit and foreign exchange income increased 50.9% from $0.5 million in the first quarter of 1994 to $0.7 million in the first quarter of 1995.

NONINTEREST EXPENSE

Noninterest expense was level at $12.1 million and $12.0 million for the first quarters of 1995 and 1994 respectively. However, the Company's efficiency ratio improved substantially from 73.8% in the first quarter of 1994 to 62.4% in the first quarter of 1995. The following table presents the detail of noninterest expenses and the incremental contributions of each line item to the efficiency ratio:

                                          Three Months Ended March 31,
- - -------------------------------------------------------------------------------
                                       1995                      1994
- - -------------------------------------------------------------------------------
                                              Percent                  Percent
                                            of Adjusted              of Adjusted
                                 Amount     Revenues(1)    Amount    Revenues(1)
- - -------------------------------------------------------------------------------
Salaries and Benefits            $ 7,090       36.7%       $ 6,213      42.4%
Professional Services                963        5.0            732       5.0
Corporate Legal Expenses and
  Litigation                         154        0.8            738       5.0
FDIC Deposit Insurance               598        3.1            609       4.2
Occupancy                            932        4.8            524       3.6
Client Services                      213        1.1            287       2.0
Furniture and Equipment              530        2.7            390       2.7
Data Processing Services             329        1.7            264       1.8
Other                              1,265        6.5          1,053       7.2
                                 -------        ---        -------       ---
Total Excluding Cost of OREO      12,073                    10,809

Efficiency Ratio                               62.4%                    73.8%
                                               ----                     ----
                                               ----                     ----

Cost of OREO                          (5)                    1,232
                                 -------                   -------

Total Non-Interest Expense       $12,068                   $12,041
                                 -------                   -------
                                 -------                   -------

(1) The efficiency ratio is calculated by dividing non-interest expense (excluding cost of OREO) by adjusted revenues, defined as the sum of net interest income and non-interest income (excluding warrant income and gain/loss on sale of investment securities).

Management monitors the level of noninterest expenses using a variety of financial ratios. The efficiency ratio is calculated by dividing the amount of noninterest expense (excluding costs associated with OREO) by adjusted revenues, defined as the total of net interest income and noninterest income, excluding warrant income and gains or losses from securities sales. This ratio reflects the level of operating expense required to generate $1 of operating revenue.

Salaries and related employee benefit expenses increased $0.9 million, or 14.1%, to $7.1 million at March 31, 1995 from $6.2 million at March 31, 1994. Average full-time equivalent staff for the first quarter of 1995 was 323, compared with 295 for the first quarter of 1994. The growth in headcount year-over-year was primarily due to expansion of the lending staff during 1994.

Occupancy, furniture and equipment, and data processing expenses have all increased as a result of the growth in personnel. During 1995, these expense categories may be affected by $1.0 million to $2.0 million in non-recurring costs related to the Company's move to new corporate headquarters and its conversion to an in-house computer system.

As a result of the reduction in nonperforming assets throughout the past four quarters, there was a $5,000 net recovery related to other real estate owned
(OREO) during the first quarter of 1995, compared with $1.2 million of expense during the first quarter of 1994. The cost of OREO includes: maintenance expenses, property taxes, marketing costs, net operating expense or (income) of income-producing properties, write-downs, and losses or (gains) on the sale of such properties. The total amount of OREO declined to $6.0 million at March 31, 1995, from $11.4 million at March 31, 1994.

INCOME TAXES

The Company's effective tax rate was 42.6% for the first quarter of 1995 and 43.1% for the first quarter of 1994. The Company's effective tax rate does not differ significantly from the statutory rate structure, currently 35.0% for Federal income taxes, and approximately 11.5% for California franchise taxes.

FINANCIAL CONDITION

Total assets were $1.1 billion at March 31, 1995, compared with $1.2 billion at December 31, 1994, and $1.0 billion at March 31, 1994.

FEDERAL FUNDS SOLD AND INVESTMENT SECURITIES

Federal funds sold and interest-bearing deposits in other banks totaled $105.1 million at the end of the first quarter of 1995, compared with $150.1 million at year-end 1994, and $80.0 million at the end of the first quarter of 1994.

Investment securities were $155.6 million at March 31, 1995, consistent with $156.5 million at December 31, 1994, and lower than the $256.8 million in the investment portfolio at March 31, 1994. The decrease in investment securities, year to year, was primarily in response to the growth of the loan portfolio. Investment securities (primarily mortgage-backed securities) with an amortized cost of $14.5 million were sold during the first quarter of 1995, with an associated loss on sale of investment securities of $0.4 million. All sales were conducted as a normal component of the Company's interest rate risk and liquidity management activities.

LOANS

As of March 31, 1995, total loans were $696.6 million, down 1.0% from the $703.8 million at year-end 1994, but up 24.9% from the $557.7 million at the end of the first quarter of 1994. Loan growth over the past four quarters was concentrated in the commercial loan portfolio. Commercial loans were $614.2 million and accounted for 88.2% of the total loan portfolio at

March 31, 1995. This represents a 31.0% increase in the commercial loan portfolio from the $469.0 million one year prior.

Commercial loans to clients served by the Bank's Technology Group and Special Industries Group (middle market commercial and real estate lending) are generally secured by business and personal assets. The analysis of credit risk, for all borrowers, is performed utilizing the same set of underwriting criteria. The evaluation of appropriate collateral levels, guarantees, and other credit requirements does not vary among broad marketing groups.

CREDIT RISK AND THE ALLOWANCE FOR LOAN LOSSES

Lending money involves an inherent risk of nonpayment. Through the administration of the loan policies and monitoring of the portfolio, Management seeks to reduce such risks to an acceptable level. The allowance for loan losses provides a financial buffer for losses, both identified and unidentified, in the portfolio. Management regularly reviews and monitors the loan portfolio to determine the risk profile of each credit and to identify credits whose risk profiles have changed. This review includes, but is not limited to, such factors as collateral values, potential loan concentrations, and general economic conditions. Potential problem credits are identified and appropriate action plans are developed.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status, and OREO. The table below sets forth certain relationships between nonperforming loans, nonperforming assets, and the allowance for loan losses.

- - ---------------------------------------------------------------------------------------------
                                 CREDIT QUALITY
- - ---------------------------------------------------------------------------------------------
                                                       MARCH 31,   December 31,    March 31,
                                                        1995          1994          1994
(DOLLARS IN THOUSANDS)                               (UNAUDITED)                  (UNAUDITED)
- - ---------------------------------------------------------------------------------------------
NONPERFORMING ASSETS:
Loans Past Due 90 Days or More                         $   202       $   444       $ 2,627
Nonaccrual Loans(1)                                    $14,589        11,269        35,621
- - ---------------------------------------------------------------------------------------------
Total Nonperforming Loans                               14,791        11,713        38,248
OREO (1)                                                 5,952         7,089        11,365
- - ---------------------------------------------------------------------------------------------
Total Nonperforming Assets                             $20,743       $18,802       $49,613
- - ---------------------------------------------------------------------------------------------
- - ---------------------------------------------------------------------------------------------

Nonperforming loans as a Percent of Total Loans            2.1%          1.7%          6.9%
OREO as a Percent of Total Assets                          0.5%          0.6%          1.1%
Nonperforming Assets as a Percent of Total Assets          1.9%          1.6%          5.0%

ALLOWANCE FOR LOAN LOSSES                              $21,500       $20,000       $25,000
 As a Percent of Total Loans                               3.1%          2.8%          4.5%
 As a Percent of Nonaccrual Loans                        147.4%        177.5%         70.2%
 As a Percent of Nonperforming Loans                     145.4%        170.8%         65.4%

(1) In accordance with Statement of Financial Accounting Standard No. 114, insubstance foreclosure loans have been reclassified from OREO to Nonaccrual Loans. The reclassified amounts are: $10,894 at March 31, 1994 and $1,377 at December 31, 1994.

Nonperforming loans have shown substantial improvement, declining to $11.7 million at December 31, 1994 and $14.8 million at March 31, 1995, from the $38.2 million reported at March 31, 1994. OREO declined to $7.1 million at the end of 1994 and $6.0 million in the first quarter of 1995, from $11.4 million in the first quarter of 1994. The improvement in nonperforming assets resulted from the concerted efforts of Management to maintain strong credit discipline and consistent administration of credit policies and procedures.

As of January 1, 1995, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." At the time of adoption, approximately $1.4 million of insubstance foreclosure loans previously classified as other real estate owned were reclassified to nonaccrual loans. Prior period presentations of insubstance foreclosure loans have been reclassified to conform with this accounting standard.

In addition to loans included in nonperforming assets, Management has identified four loans with principal amounts aggregating approximately $1.6 million that, on the basis of information available to Management as of March 31, 1995, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans at March 31, 1995, where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

DEPOSITS

The growth in total assets over the past four quarters was funded, primarily, by the growth in total deposits. Total deposits were $1,023.6 million at March 31, 1994, compared with $1,075.4 million at December 31, 1994 and $911.8 million at March 31, 1994. Noninterest-bearing demand deposits were $378.6 million during the first quarter of 1995, compared with $401.5 million at year-end 1994, and $344.9 million at the end of the first quarter of 1994. Money market, NOW, and savings accounts totaled $502.0 million at March 31, 1994, $585.1 million at December 31, 1994, and $579.2 million at March 31, 1995. The increase in deposits during the past four quarters resulted from renewed marketing efforts by the Bank.

LIQUIDITY MANAGEMENT

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity are appropriate. The objectives of liquidity management are to provide funds at an acceptable cost to meet loan demand and depositor's needs, and to service other liabilities as they come due. As of March 31, 1995, liquid assets as a percentage of deposits were 28.8%, compared with 30.4% at December 31, 1994 and 25.8% at March 31, 1994. Liquid assets include cash and due from banks, short-term time deposits, federal funds sold, and investment securities maturing within one year.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank meet all regulatory capital guidelines. The primary source of increased capital for the Company has been the retention of earnings. Aside from current earnings, an additional source of new capital for the Company has been proceeds from the sale of common stock under the Company's employee benefit plans including the Company's Stock Option Plan, Employee Stock Ownership Plan, and Employee Stock Purchase Plan. Capital generated through employee benefit plans during the first quarter of 1995 was $1.5 million, compared with $0.5 million during the first quarter of 1994. Finally, total shareholders' equity improved between December 31, 1994 and March 31, 1995 due to a decline in the unrealized loss on investment securities from $4.2 million to $2.2 million.

The Company and Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these guidelines, the minimum total capital requirement is 8.0% of assets and certain off-balance sheet items, weighted by risk. At least 4.0% of the total 8.0% capital ratio must consist of Tier 1 capital, defined as tangible common equity, and the remainder may consist of subordinated debt, cumulative preferred stock, and a limited amount of the allowance for loan losses.

The Federal Reserve Board has established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 3.0%; however, banks experiencing high growth rates are expected to maintain capital positions well above minimum supervisory levels.

In addition to the foregoing requirements, the Bank is also subject to a capital requirement established by the California State Banking Department. Under the regulatory consent order with the State Banking Department, the Bank must maintain a minimum tangible equity-to-assets ratio of 6.5%. The Bank's tangible equity-to-assets ratio at March 31, 1995 was 7.4%, compared with 6.5% at December 31, 1994 and 6.9% at March 31, 1994.

The Company and the Bank had capital ratios in excess of regulatory guidelines as of March 31, 1995. Capital ratios for the Company are set forth below:

- - -------------------------------------------------------------------------------
                                      March 31,    December 31,    March 31,
                                        1995           1994          1994
- - -------------------------------------------------------------------------------
Total Risk-Based Capital Ratio          10.8%          10.1%         11.6%
Total Tier 1 Capital Ratio               9.6%           8.9%         10.2%
Total Tier 1 Leverage Ratio              7.9%           8.3%          7.4%
Equity to Assets Ratio                   7.5%           6.7%          7.2%
- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

The decrease in Total and Tier 1 risk-based capital ratios from March to December, 1994, was primarily the result of growth in loans and commitments outstanding at year-end. As outstanding loan balances decreased slightly during the first quarter of 1995 and shareholders' equity continued to increase, the Total and Tier 1 risk-based capital ratios improved to 10.8% and 9.6%, respectively, at March 31,1995.

CURRENT OPERATING ENVIRONMENT

A general economic recovery of moderate proportions has taken hold in California. A large portion of the Company's client base operates in California technology markets, and the Company is therefore directly affected by this recovery. Throughout 1995, the recovery is expected to remain moderate as a result of continued cutbacks in defense-related spending.

During the first quarter of 1995, economic growth has been less robust than the end of 1994 and has shown distinct signs of weakness in some areas, most notably, housing and industrial production. The housing sector has suffered as a result of higher mortgage rates and winter weather conditions, while manufacturing activity has slowed, largely in reaction to a build-up of inventories.

The recent economic slowdown and acceptable levels of inflation have lowered any pressure on the Federal Reserve Board to raise interest rates further. While no immediate tightening of monetary policy appears likely, there remains a possibility of higher interest rates in the second half of 1995.

If interest rates throughout the remainder of the year remain little changed from March 31, 1995, the net interest margin is expected to decline modestly, assuming deposit rates will gradually increase to adjust for the rise in market interest rates during 1994 and early 1995.

Current financial results should not be considered to be an indicator of future financial performance, and investors should not use historical trends to anticipate results or trends in future periods.

The Company remains subject to the regulatory consent orders discussed in Note
5. While the Company cannot predict the effect of any specific requirement of these actions, the Company believes that continued compliance with these actions will not have a significant adverse impact on the business of the Bank, its clients or the Company.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Bank and/or the Company. Based upon information available to the Company, its review of such claims to date, and consultation with its counsel, Management believes that the liability relating to these actions, if any, will not have a material adverse effect on its consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K

No reports on Form 8-K have been filed by registrant during the three months ended March 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SILICON VALLEY BANCSHARES
                                              (Registrant)



Date:     May 12, 1995                  By:  (s) John C. Dean
     ------------------------------        --------------------------------
                                             John C. Dean
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)



Date:     May 12, 1995                  By:  (s) Dennis G. Uyemura
     ------------------------------        --------------------------------
                                             Dennis G. Uyemura
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)



Date:     May 12, 1995                  By:  (s) Mary S. Hale
     ------------------------------        --------------------------------
                                             Mary S. Hale
                                             Vice President and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)