Form 10-Q
period 1995-06-30
SILICON VALLEY BANCSHARES
filed 1995-08-14
CIK 719739

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________

                                   FORM 10-Q



(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1995


                                      OR


[ ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ________ to ________.


                       Commission File Number: 33-41102

                           SILICON VALLEY BANCSHARES
            (Exact name of Registrant as specified in its charter)


           California                            94-2856336
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

         3003 Tasman Drive                           95054
      Santa Clara, California                      (Zip Code)
(Address of principal executive offices)

                            (408) 383-5282
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

     At July 31, 1995, 8,828,561 shares of the Registrant's Common Stock (no par value) were outstanding.

--------------------------------------------------------------------------------
                   This Report Contains a Total of 23 Pages

                           SILICON VALLEY BANCSHARES
                                   FORM 10-Q

                                 JUNE 30, 1995

                                     INDEX

                                                            PAGE
                                                            ----

                 PART I - FINANCIAL INFORMATION
                 ------------------------------

ITEM 1    SILICON VALLEY BANCSHARES INTERIM CONSOLIDATED
------    FINANCIAL STATEMENTS

             CONDENSED BALANCE SHEETS                         3

             CONDENSED INCOME STATEMENTS                      4

             CONDENSED STATEMENTS OF CASH FLOWS               5

             NOTES TO INTERIM CONSOLIDATED FINANCIAL
             STATEMENTS                                       6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------    FINANCIAL CONDITION AND RESULTS OF OPERATIONS      10

                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1    LEGAL PROCEEDINGS                                  21
------

ITEM 2    CHANGES IN SECURITIES                              21
------

ITEM 3    DEFAULTS UPON SENIOR SECURITIES                    21
------

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
------    HOLDERS                                            21

ITEM 5    OTHER INFORMATION                                  22
------

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                   22
------

          SIGNATURE                                          23

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1
------

                           SILICON VALLEY BANCSHARES
                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                           CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          JUNE 30,     December 31,     June 30,
                                                            1995           1994           1994
(Dollars in thousands)                                   (Unaudited)                   (Unaudited)
--------------------------------------------------------------------------------------------------
ASSETS:
Cash and Due from Banks                                  $  119,619    $  139,792        $ 94,592
Federal Funds Sold and Securities Purchased Under
 Agreements to Resell                                       238,128       150,057          37,739
Investment Securities:
  At Fair Market Value                                      133,447       148,703         181,740
  At Cost                                                     7,019         7,786           8,252
Loans:
  Commercial                                                574,857       616,652         510,373
  Real Estate Construction                                   11,769        10,674          10,338
  Real Estate Term                                           58,960        59,120          54,279
  Consumer and Other                                         16,881        21,017          23,521
-------------------------------------------------------------------------------------------------
Gross Loans                                                 662,467       707,463         598,511
  Unearned Income on Loans                                   (3,169)       (3,654)         (3,894)
-------------------------------------------------------------------------------------------------
Loans, Net of Unearned Income                               659,298       703,809         594,617
Allowance for Loan Losses                                   (22,500)      (20,000)        (25,000)
-------------------------------------------------------------------------------------------------
Net Loans                                                   636,798       683,809         569,617
Premises and Equipment                                        4,351         2,221           2,512
Other Real Estate Owned                                       5,133         7,089           8,145
Accrued Interest Receivable and Other Assets                 29,038        22,082          22,196
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $1,173,533    $1,161,539        $924,792
-------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
  Noninterest-Bearing Demand Deposits                    $  391,138    $  401,455        $325,029
  Money Market, NOW and Savings Deposits                    619,008       585,171         454,770
  Time Deposits                                              60,473        88,747          65,203
-------------------------------------------------------------------------------------------------
Total Deposits                                            1,070,620     1,075,373         845,003
Other Liabilities                                            10,668         8,910           8,221
-------------------------------------------------------------------------------------------------
Total Liabilities                                         1,081,288     1,084,282         853,223
-------------------------------------------------------------------------------------------------
Shareholders' Equity:
Preferred Stock, No Par Value:
  20,000,000 Shares Authorized;
    None Outstanding
Common Stock, No Par Value:
  30,000,000 Shares Authorized;
    8,818,528 Shares Outstanding at June 30, 1995;
    8,509,194 Shares Outstanding at December 31, 1994;
    8,366,930 Shares Outstanding at June 30, 1994.           58,282        54,068          52,763
Retained Earnings                                            34,963        27,702          22,611
Net Unrealized Loss on Available-for-Sale Investments          (765)       (4,159)         (3,360)
Unearned Compensation                                          (234)         (355)           (445)
-------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                   92,246        77,257          71,569
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $1,173,533    $1,161,539        $924,792
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

                           SILICON VALLEY BANCSHARES
                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                          CONDENSED INCOME STATEMENTS
--------------------------------------------------------------------------------

                                                                          Three Months Ended               Six Months Ended
                                                                               June 30,                        June 30,
                                                                      ---------------------------     --------------------------
                                                                         1995             1994           1995           1994
(Dollars in thousands, except per share amounts)                      (UNAUDITED)     (Unaudited)     (UNAUDITED)    (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans, including Fees                                                 $19,999         $14,144         $40,178        $27,355
  Investment Securities:
    Taxable                                                               2,250           3,120           4,481          6,035
    Non-Taxable                                                             117             136             239            275
  Other                                                                   1,937             108           3,413            797
--------------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                                    24,303          17,508          48,311         34,462
--------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Deposits                                                                5,936           3,190          11,780          6,411
  Other Borrowings                                                           --              19              --             19
--------------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                                    5,936           3,209          11,780          6,431
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                                      18,366          14,299          36,531         28,031
Provision for Loan Losses                                                 1,406           1,055           2,761          1,692
--------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                      16,960          13,244          33,770         26,339
--------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
  Disposition of Client Warrants                                          1,578             779           1,803          1,866
  Letter of Credit and Foreign Exchange Income                              756             569           1,461          1,036
  Deposit Service Charges                                                   333             475             685            781
  Investment Losses                                                        (348)           (897)           (770)          (897)
  Other                                                                     162             130             280            263
--------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Income                                                  2,481           1,056           3,459          3,049
--------------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Compensation and Benefits                                               6,767           5,484          13,857         11,697
  Professional Services                                                   1,626           1,026           2,589          1,757
  Occupancy                                                                 715             601           1,647          1,124
  Furniture and Equipment                                                   675             295           1,205            685
  FDIC Deposit Insurance                                                    598             609           1,196          1,219
  Data Processing Services                                                  223             346             552            610
  Corporate Legal Expenses and Litigation                                   239             472             392          1,210
  Client Services                                                            44             321             257            608
  Cost of Other Real Estate Owned                                            20              72              15          1,304
  Other                                                                   1,508           1,129           2,773          2,182
--------------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                                12,416          10,356          24,483         22,397
--------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                                          7,026           3,944          12,746          6,992
INCOME TAX EXPENSE                                                        3,046           1,703           5,485          3,017
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $ 3,980         $ 2,241         $ 7,261        $ 3,975
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE                                                $  0.44         $  0.26         $  0.81        $  0.47
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

                           SILICON VALLEY BANCSHARES
                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                      CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              Six Months Ended
                                                                                   June 30,
                                                                         -------------------------
                                                                            1995          1994
(Dollars in thousands)                                                   (UNAUDITED)   (Unaudited)
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS WERE PROVIDED BY (APPLIED TO):
OPERATING ACTIVITIES:
  Net Income                                                              $  7,261       $   3,975
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Provision for Loan Losses                                                2,761           1,692
    Provision for Valuation Adjustments on
     Other Real Estate Owned                                                    --             794
    Depreciation and Amortization                                            1,193             476
    (Increase) Decrease in Accrued Interest Receivable                         956            (181)
    (Increase) Decrease in Accounts Receivable                             (10,450)           (662)
    Increase (Decrease) in Accrued Interest Payable                            (36)             39
    Increase (Decrease) in Deferred Loan Fees                                 (485)            418
    Gain on Sales of Other Real Estate Owned                                  (124)           (162)
    Net Loss on Sales of Investment Securities                                 770             897
    Other, Net                                                               1,324           1,072
--------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                    3,170           8,358
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from Maturities, Paydowns and
   Sales of Investment Securities                                           53,988         190,469
  Purchases of Investment Securities                                       (32,333)       (124,839)
  Net (Increase) Decrease in Loans                                          44,735         (41,512)
  Net Proceeds from Sales of Other Real Estate Owned                         2,079          14,878
  Capital Asset Expenditures                                                (3,323)           (651)
--------------------------------------------------------------------------------------------------
Net Cash Provided by Investing Activities                                   65,146          38,345
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net Decrease in Deposits                                                  (4,753)        (69,956)
  Proceeds from Issuance of Common Stock, Net of Issuance Costs              4,335             608
--------------------------------------------------------------------------------------------------
Net Cash Applied to Financing Activities                                      (418)        (69,348)
--------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                        67,898         (22,645)
Cash and Cash Equivalents at January 1,                                    289,849         154,976
--------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at June 30,                                     $357,747        $132,331
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

OTHER CASH FLOW INFORMATION:
  Interest Paid                                                           $ 11,816        $  6,392
  Income Taxes Paid                                                       $  5,318        $  4,275
--------------------------------------------------------------------------------------------------

NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Transfer of Loans to Other Real Estate Owned                            $     --        $  2,601
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES
-------------------------
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------

1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accounting and financial reporting policies of Silicon Valley Bancshares (the "Company") and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry.

     The interim consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries, Silicon Valley Bank (the "Bank") and SVB Leasing Company (inactive). The revenue, expenses, assets and liabilities of the subsidiaries are included in the respective line items in the interim consolidated financial statements after elimination of intercompany accounts and transactions.

     In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1995, December 31, 1994, and June 30, 1994, the results of its operations for the three and six month periods ended June 30, 1995 and June 30, 1994, and the results of its cash flows for the six month periods ended June 30, 1995 and June 30, 1994.

     The December 31, 1994 interim consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the three and six month periods ended June 30, 1995 may not necessarily be indicative of the operating results for the full year.

     Certain reclassifications have been made to the Company's 1994 consolidated financial statements to conform to the 1995 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

     Amounts presented in tables throughout this report have been rounded to the nearest thousand. Totals or subtotals may appear to differ slightly due to the effects of rounding.

     Cash and cash equivalents as reported in the condensed statements of cash flows include cash on hand, cash balances due from banks, federal funds sold and securities purchased under agreements to resell.

2.   NET INCOME PER SHARE COMPUTATION

     Net income per common and common equivalent share is calculated using weighted average shares, including the dilutive effect of stock options outstanding during the period. Weighted average shares totaled: 9,033,164 and 8,944,291 for the three and six month periods ended June 30, 1995, and 8,523,244 and 8,498,841 for the three and six month periods ended June 30, 1994, respectively.

3.   FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

     Federal funds sold and securities purchased under agreements to resell includes interest-bearing deposits in other financial institutions of $128,000, $57,000, and $39,000 at June 30, 1995, December 31, 1994, and
     June 30, 1994, respectively.

4.   INVESTMENT SECURITIES

     The fair market value of investment securities classified as "held-to-maturity" and recorded at historical cost, adjusted for the amortization of premium or the accretion of discount where appropriate, was $7,413,000 at June 30, 1995, $8,050,000 at December 31, 1994, and
     $8,671,000 at June 30, 1994.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." This standard, including its amendment by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures," was adopted by the Company on January 1, 1995. SFAS No. 114 requires the Company to measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is considered impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

     At the time of adoption, certain insubstance foreclosure loans previously classified as other real estate owned were reclassified to nonaccrual loans. The amount of loans reclassified to conform with this new accounting standard was $1.4 million at December 31, 1994 and $6.9 million at June 30, 1994.

     The aggregate recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $12.3 million at June 30, 1995. Average impaired loans for the quarter ended June 30, 1995 were $13.1 million. Allocations to the allowance for loan losses related to impaired loans totaled $3.3 million at

     June 30, 1995. The activity in the allowance for loan losses for the three and six month periods ended June 30, 1995 and 1994 is as follows:

                                         Three Months Ended June 30,   Six Months Ended June 30,
                                         ---------------------------   -------------------------
     (Dollars in thousands)                 1995             1994          1995         1994
     -------------------------------------------------------------------------------------------
     Beginning Balance                     $21,500          $25,000       $20,000       $25,000
     Provision for Loan Losses               1,406            1,055         2,761         1,692
     Charge-offs                            (1,552)          (1,455)       (2,374)       (3,360)
     Recoveries                              1,146              400         2,113         1,668
     -------------------------------------------------------------------------------------------
     Balance June 30,                      $22,500          $25,000       $22,500       $25,000
     -------------------------------------------------------------------------------------------
     -------------------------------------------------------------------------------------------

     Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless both are well secured and in the process of collection), when the Company has determined that the timely collection of principal or interest is doubtful, or when they otherwise become impaired under the provisions of SFAS No. 114. When a loan is placed on nonaccrual status, the accrued interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status.

6.   REGULATORY MATTERS

     During 1993, the Company and Bank consented to formal supervisory orders by the Federal Reserve Bank of San Francisco and the Bank consented to a formal supervisory order by the California State Banking Department. These orders require, among other actions, the following: suspension of cash dividends; restrictions on transactions between the Company and the Bank without prior regulatory approval; development of a capital plan to ensure the Bank maintains adequate capital levels subject to regulatory approval; development of plans to improve the quality of the Bank's loan portfolio through collection or improvement of the loans within specified time frames; changes to the Bank's loan policies requiring the Directors' Loan Committee to approve all loans to any one borrower exceeding $3.0 million and requiring the Board of Directors to become more actively involved in loan portfolio management and monitoring activities; review of, and changes in, the Bank's loan policies to implement (i) policies for controlling and monitoring credit concentrations, (ii) underwriting standards for all loan products and (iii) standards for credit analysis and credit file documentation; development of an independent loan review function and related loan review policies and procedures; development of Board of Directors oversight programs to establish and maintain effective control and supervision of Management and major Bank operations and activities; development of a plan, including a written methodology, to maintain an adequate allowance for loan losses, defined as a minimum of 2.0% of total loans; development of business plans to establish guidelines for growth and ensure maintenance of adequate capital levels; a review and evaluation of existing compensation practices and development of officer compensation policies and procedures by the Boards of Directors of the Company and Bank; policies requiring that changes in fees paid to directors as well as bonuses paid to executive officers first receive regulatory approval; and development of a detailed internal audit plan for approval by the Board of Directors of the Bank. The State Banking Department order further requires the Bank maintain a tangible equity-to-assets ratio of 6.5%.

     In addition, such plans, policies, and procedures may not be amended without prior regulatory approval. The Company and the Bank have taken steps to address these requirements. The Company believes compliance with these actions has not and will not have a material adverse impact on the business of the Bank, its clients, or the Company. The Company and the Bank were in substantial compliance with such orders at June 30, 1995.

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 2
------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

BUSINESS OVERVIEW
-----------------

Silicon Valley Bancshares (the "Company") is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Oregon and Massachusetts. The Bank focuses on specific segments within each of its selected markets, including a variety of high technology, life science, and other emerging growth industries that present an opportunity for the Bank to differentiate its services from other providers. Substantially all assets, liabilities, and earnings of the Company relate to its investment in the Bank.

Early in 1995, the Bank received regulatory approval to relocate its corporate headquarters and main branch to a new 100,000 square foot facility in Santa Clara. Concurrent with this move, the Bank will close its existing branch offices in San Jose and Santa Clara, California and consolidate them with the nearby headquarters. The Bank commenced the relocation of its staff beginning in August 1995. The move will continue throughout the remainder of 1995 and early 1996. Additionally, the Bank received regulatory approval in early 1995 to open a loan production office in San Diego, California. The San Diego office officially opened June 1, 1995.

RESULTS OF OPERATIONS
---------------------

Amounts presented in tables throughout this analysis have been rounded to the nearest thousand. Totals or subtotals may appear to differ slightly due to the effects of rounding.

EARNINGS SUMMARY

The Company reported net income of approximately $4.0 million, or $0.44 per share, for the second quarter of 1995. This represents an increase of $1.7 million, or $0.18 per share, compared with net income of $2.2 million, or $0.26 per share, for the second quarter of 1994. Net income for the first six months of 1995 was $7.3 million, or $0.81 per share, compared with net income of $4.0 million, or $0.47 per share, for the first six months of the prior year. The increase in 1995 net income as compared with 1994 (for both the three and six month periods ended June 30) was primarily due to significant loan originations and deposit growth during the latter half of 1994, a higher net interest margin and a substantial reduction in nonperforming assets during the past twelve months.

The Company's annualized return on average assets ("ROA") was 1.5% for the second quarter of 1995, and 1.4% for the six months ended June 30, 1995. These ratios improved from the Company's 1.0% ROA for the second quarter of 1994, and 0.8% ROA for the first six months of 1994. The Company's annualized return on average equity was 18.4% for the second quarter of

1995 and 17.4% for the first half of 1995, up from 12.5% for the second quarter of 1994 and 11.0% for the first half of 1994.

NET INTEREST INCOME AND MARGIN

Net interest income is the principal source of revenue for the Company. It represents the difference between interest earned on loans and investments and interest paid on funding sources, primarily deposits. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets.

The following table sets forth average assets, liabilities, and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three month periods ended June 30, 1995 and June 30, 1994:

                                AVERAGE BALANCES, RATES AND YIELDS
                                                                Three Months Ended June 30,
                                           -------------------------------------------------------------------
                                                          1995                            1994
                                                       (UNAUDITED)                     (Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                    AVERAGE                          Average
                                              AVERAGE                YIELD/   Average                 Yield/
(Dollars in thousands)                        BALANCE    INTEREST    RATE     Balance     Interest     Rate
---------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Federal Funds Sold and Securities
   Purchased Under Agreements
   to Resell                                $  128,331    $ 1,937     6.1%    $  11,402    $   108      3.8%
  Investment Securities:
   Taxable                                     151,088      2,250     6.0       232,749      3,120      5.4
   Non-Taxable (1)                               7,131        180    10.1         8,308        210     10.1
  Loans, Net of Unearned Income:
    Commercial                                 582,635     17,758    12.2       478,820     12,432     10.4
    Real Estate Construction and Term           64,925      1,691    10.4        60,535      1,192      7.9
    Consumer and Other                          16,682        549    13.2        23,617        520      8.8
---------------------------------------------------------------------------------------------------------------
  Total Loans                                  664,242     19,999    12.1       562,972     14,144     10.1
---------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                  950,792    $24,366    10.3%      815,431    $17,582      8.6%
---------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                        114,058                          111,997
Allowance for Loan Losses                      (22,511)                         (25,521)
Other Real Estate Owned                          5,862                            9,880
Other Assets                                    20,295                           15,213
---------------------------------------------------------------------------------------------------------------
Total Assets                                $1,068,497                        $ 927,000
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

FUNDING SOURCES:
Interest-Bearing Liabilities:
  Money Market, NOW and
   Savings Deposits                         $  553,494    $ 5,418     3.9%    $ 461,749    $ 2,784      2.4%
 Time Deposits                                  59,949        518     3.5        63,503        406      2.6
 Federal Funds Purchased                            --         --      --         1,825         19      4.3
---------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities             613,443      5,936     3.9       527,077      3,209      2.4
Portion of Noninterest-Bearing
 Funding Sources                               337,349                          288,354
---------------------------------------------------------------------------------------------------------------
Total Funding Sources                          950,792    $ 5,936     2.5%      815,431    $ 3,209      1.6%
---------------------------------------------------------------------------------------------------------------
Noninterest-Bearing Funding Sources:
  Demand Deposits                              355,243                          325,319
  Portion Used to Fund Interest-Earning
   Assets                                     (337,349)                        (288,354)
  Other Liabilities                             13,220                            2,871
  Shareholders' Equity                          86,591                           71,733
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                     $1,068,497                        $ 927,000
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                       $18,429                          $14,373
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                   7.8%                              7.1%
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

Memorandum:  Total Deposits                 $  968,685                        $ 850,571
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

(1) Interest income on tax exempt investments has been adjusted to a fully taxable-equivalent basis using the federal statutory rate of 35% for 1994 and 1995. The taxable-equivalent adjustments were $63 and $73 for the three month periods ended June 30, 1995 and 1994, respectively.

Net interest income on a fully taxable-equivalent basis was $18.4 million for the second quarter of 1995, up $4.1 million, or 28.2%, from the $14.4 million reported for the second quarter of 1994, and $36.5 million for the first six months of 1995, up $8.5 million from the $28.0 million reported for the first six months of 1994. This increase resulted from a higher net interest margin and the growth in average interest-earning assets. The net interest margin for the quarter ended June 30, 1995 was 7.8%, compared to 7.1% for the second quarter of 1994. The increase in net interest margin resulted from higher market interest rates in combination with the Company's asset and liability repricing structure. It is Management's objective to manage interest rate risk by maintaining a modestly asset-sensitive position (whereby interest-earning assets reprice sooner than funding sources), so that the net interest margin increases as market interest rates rise and decreases when rates decline. It is likely that the net interest margin will stabilize or decline should interest rates decline in future periods.

Average loans increased 18.0%, or $101.3 million, to $664.2 million for the second quarter of 1995, from $563.0 million for the second quarter of 1994. Average loans for the six months ended June 30, 1995 were $683.5 million, an increase of 23.3%, or $129.1 million, from $554.4 million for the six months ended June 30, 1994. This year-over-year increase occurred primarily during the last six months of 1994, and was concentrated in the commercial loan portfolio. Average loans have remained fairly constant since December 1994. Although the production of new loans during the first half of 1995 was consistent with Management's expectations, there has been a higher than expected amount of loan payoffs related to the capital raising activities of some of the Bank's technology clients. The Company estimates that over $70 million of outstanding loans were paid off during the first half of 1995 as a result of these capital market activities. Because of these loan payoffs, growth in net interest income may be adversely affected. See "RESULTS OF OPERATIONS -- Noninterest Income" for additional related information.
Another factor affecting the level of interest-earning assets and net interest income growth was an improvement in credit quality, as evidenced by the more than 50% decline in nonperforming assets from June 30, 1994 to June 30, 1995.

The growth in average loans, higher interest rates, and improved credit quality combined to increase interest and fee income on loans to $20.0 million for the second quarter of 1995 and $40.2 million for the first two quarters of 1995 combined, up $5.9 million and $12.8 million, respectively, from $14.1 million and $27.4 million for the comparable periods in 1994.

Average investment securities decreased to $158.2 million for the second quarter of 1995 from $241.1 million for the second quarter of 1994, and decreased to $159.7 million for the six months ended June 30, 1995 from $230.8 million for the six months ended June 30, 1994. The proceeds from maturities and sales of the investment portfolio have been used to fund a portion of the growth in loans.

Average total deposits increased to $968.7 million and $984.5 million for the three and six month periods ended June 30, 1995. These figures represent an increase of $118.1 million, or 13.9%, and $107.0 million, or 12.2%, from the comparable periods of 1994. A significant portion of this growth occurred in money market deposit accounts, which increased 19.8% to average $539.8 million for the second quarter of 1995. Average noninterest-bearing demand deposits represented

36.7% of average total deposits for the second quarter of 1995 compared to 38.2% of average total deposits for the second quarter of 1994.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and Management's continuous assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The provision for loan losses was $1.4 million during the second quarter of 1995, compared with $1.1 million during the second quarter of 1994, and $2.8 million for the first six months of 1995, compared with $1.7 million for the comparable period in 1994. Gross charge-offs for the first six months of 1995 were $2.4 million, compared with $3.4 million for the first six months of 1994. Loan loss recoveries for the first six months of the year were $2.1 million in 1995 and $1.7 million in 1994. See "FINANCIAL CONDITION -- Credit Risk and the Allowance for Loan Losses" for additional related information.

NONINTEREST INCOME

Total noninterest income for the three and six month periods ended June 30, 1995 was $2.5 million and $3.5 million, respectively, up from $1.1 million and $3.0 million in the comparable 1994 periods. The increase in noninterest income for the second quarter of 1995 compared to the second quarter of 1994 was primarily related to reduced losses on sales of investment securities combined with an increase in income related to the disposition of client warrants. The increase in warrant-related income during the second quarter of 1995 can be attributed to the high level of technology company stock offerings during the first half of 1995.

The Company has historically obtained rights to acquire stock (in the form of warrants) in certain nonpublic clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Bank to mitigate the risk of a loan becoming nonperforming. Interest rates, loan fees and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of warrants typically depends on factors beyond the control of the Company, including the general condition of the equity markets, and therefore cannot be predicted with any degree of accuracy and is likely to vary materially over time. Based upon public stock offerings which occurred in the first half of 1995, the Company announced that it has realized approximately $3.8 million in warrant-related income between July 1 and August 4, 1995. This income is expected to mitigate anticipated pressure on net interest income attributable to more than $70 million of loan payoffs during the first half of 1995 by clients which have recently accessed the capital markets. See "RESULTS OF OPERATIONS -- Net Interest Income and Margin" for additional related information.

Losses related to the sales of investment securities decreased from $0.9 million during the second quarter of 1994 to $0.3 million during the second quarter of 1995. On a year-to-date basis, the losses on sales of investment securities were $0.8 million at June 30, 1995 and $0.9 million at June 30, 1994. The securities sold during the first half of 1995 were primarily mortgage-backed securities. All sales of investment securities were conducted as a normal component of the Company's interest rate risk and liquidity management activities.

Letter of credit fees, foreign exchange fees and other income related to trade finance activities increased 32.8%, or $0.2 million, from the second quarter of 1994 to the second quarter of 1995, and 40.9%, or $0.4 million, for the first six months of the respective years. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade-related services among the existing base of borrowing clients.

Deposit service charges for the three and six month periods ended June 30 decreased from $0.5 million and $0.8 million in 1994 to $0.3 million and $0.7 million in 1995. Clients compensate the Bank for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized as deposit service charges. As interest rates rose throughout 1994 and early 1995, the earnings credit rates increased, thus lowering the amount of explicit service charges.

NONINTEREST EXPENSE

Noninterest expense increased to $12.4 million and $24.5 million from $10.4 million and $22.4 million for the three and six month periods ended June 30, 1995 and 1994, respectively. The following table presents the detail of noninterest expense and the incremental contributions of each line item to the efficiency ratio:

                                                   Three Months Ended June 30,
----------------------------------------------------------------------------------------
                                                   1995                  1994
----------------------------------------------------------------------------------------
                                                        Percent                Percent
                                                      of Adjusted            of Adjusted
(Dollars in thousands)                       Amount    Revenues     Amount    Revenues
----------------------------------------------------------------------------------------
Compensation and Benefits                    $ 6,767     34.5%      $ 5,484      35.4%
Professional Services                          1,626      8.3         1,026       6.6
Occupancy                                        715      3.6           601       3.9
FDIC Deposit Insurance                           598      3.0           609       3.9
Furniture and Equipment                          675      3.4           295       1.9
Corporate Legal Expenses and Litigation          239      1.2           472       3.0
Data Processing Services                         223      1.1           346       2.2
Client Services                                   44      0.2           321       2.1
Other                                          1,508      7.7         1,129       7.3
                                             -------     ----       -------      ----
Total Excluding Cost of Other
 Real Estate Owned                            12,396                 10,283

Efficiency Ratio                                         63.2%                   66.5%
                                                         ----                    ----
                                                         ----                    ----
Cost of Other Real Estate Owned                   20                     72
                                             -------                -------
Total Noninterest Expense                    $12,416                $10,356
                                             -------                -------
                                             -------                -------

Management closely monitors the level of noninterest expense using a variety of financial ratios. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned ("OREO"), by adjusted revenues, defined as the total of net interest income and noninterest income, excluding warrant income and gains or losses from securities sales. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio improved from 66.5% for the second quarter of 1994 to 63.2% for the second quarter of 1995, and improved substantially from 70.0% for the first half of 1994 to 62.8% for the first half of 1995.

Salaries and related employee benefits expenses increased $1.3 million, or 23.4%, to $6.8 million and increased $2.2 million, or 18.5%, to $13.9 million for the three and six month periods ended June 30, 1995, from $5.5 million and $11.7 million for the comparable periods in 1994. Average full-time equivalent staff for the second quarter of 1995 was 331, compared with 285 for the second quarter of 1994, and 327 for the first six months of 1995, compared with 290 for the first six months of 1994. Staff increases year-over-year were primarily due to expansion of the lending staff during the second half of 1994 in response to growth in the loan portfolio.

Expenses related to professional services have increased $0.6 million from the second quarter of 1994 to the second quarter of 1995, and $0.8 million from the first half of 1994 to the first half of 1995. The level of expense incurred, as well as the increases in 1995 over the comparable periods in 1994, reflects the continuing extensive use of consulting and legal services associated with building the infrastructure of the Bank, establishing new policies and procedures, and complying with regulatory consent orders.

Occupancy, furniture and equipment, and other miscellaneous expenses have all increased during the second quarter and first half of 1995 compared to the corresponding periods in 1994 in response to the aforementioned growth in personnel. These expense categories have also increased as a result of the Company's move to a new corporate headquarters facility and its conversion to an in-house core computer system.

As a result of the reduction in nonperforming assets throughout the past four quarters, there has been a sharp decline in the expenses related to OREO.
For the three and six month periods ended June 30, 1995, this expense was less than $20,000, compared with $72,000 for the second quarter of 1994 and $1.3 million for the six months ended June 30, 1994. The cost of OREO includes: maintenance expenses; property taxes; marketing costs; net operating expense or income associated with income-producing properties; property write-downs; and losses or gains on the sales of such properties. The total amount of OREO declined to $5.1 million at June 30, 1995, from $8.1 million at June 30, 1994.

INCOME TAXES

The Company's effective tax rate was 43.0% for the first six months of 1995 and 43.1% for the first six months of 1994. The Company's effective tax rate does not differ significantly from the statutory rate structure, currently 35.0% for Federal income taxes, and approximately 11.5% for California franchise taxes.

FINANCIAL CONDITION
-------------------

Total assets were $1.2 billion at June 30, 1995, compared with $1.2 billion at December 31, 1994, and $0.9 billion at June 30, 1994.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

Federal funds sold, interest-bearing deposits in other financial institutions, and securities purchased under agreements to resell totaled $238.1 million at the end of the second quarter of 1995, compared with $150.1 million at year-end 1994, and $37.7 million at the end of the second quarter of 1994. The significant increase from June to December of 1994 was primarily due to successful deposit gathering efforts by the Company. The further increase during the first six months of 1995 was due to technology company public stock offerings and the resulting loan paydowns, as well as increased deposit balances.

INVESTMENT SECURITIES

Investment securities were $140.5 million at June 30, 1995, 10.2% lower than the $156.5 million total at December 31, 1994, and 26.1% lower than the $190.0 million at June 30, 1994. The decrease in investment securities was primarily in response to the growth of the loan portfolio as well as the Bank's interest rate risk and liquidity management activities. The Company had an outstanding receivable of $9.5 million at June 30, 1995 related to the sales of certain investment securities, the proceeds of which were received in early July, 1995.

LOANS

As of June 30, 1995, total loans, net of unearned income, were $659.3 million, down 6.3% from the $703.8 million at year-end 1994, but up 10.9% from the $594.6 million recorded at the end of the second quarter of 1994. Commercial loans, net of unearned income, were $572.3 million and accounted for 86.8% of the total loan portfolio at June 30, 1995. This represents a 12.9% increase from the $507.0 million one year prior. The decline in total loans from year-end reflects an unusually large amount of capital-raising activity by the Bank's technology clients. Over $70 million of loan payoffs during the first six months of 1995 are attributable to such events. See, "RESULTS OF OPERATIONS -- Net Interest Income and Margin, and Noninterest Income", respectively, for additional related information.

CREDIT RISK AND THE ALLOWANCE FOR LOAN LOSSES

Lending money involves an inherent risk of nonpayment. Through the administration of the loan policies and careful monitoring of the portfolio, Management seeks to reduce such risks to an acceptable level. The allowance for loan losses provides a financial buffer for losses, both identified and unidentified, in the loan portfolio. Management regularly reviews and monitors the loan portfolio to determine the risk profile of each credit and to identify credits whose risk profiles have changed. This review includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Potential problem credits are identified and appropriate action plans are developed.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status, and OREO. The table below sets forth certain relationships between nonperforming loans, nonperforming assets, and the allowance for loan losses.

----------------------------------------------------------------------------------------------------
                                        CREDIT QUALITY
----------------------------------------------------------------------------------------------------
                                                        JUNE 30,      December 31,     June 30,
                                                          1995            1994           1994
(Dollars in thousands)                                 (Unaudited)                    (Unaudited)
----------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS:
Loans Past Due 90 Days or More                          $   936         $   444          $ 2,726
Nonaccrual Loans (1)                                     12,255          11,269           29,098
----------------------------------------------------------------------------------------------------
Total Nonperforming Loans                                13,191          11,713           31,824
OREO (1)                                                  5,133           7,089            8,145
----------------------------------------------------------------------------------------------------
Total Nonperforming Assets                              $18,324         $18,802          $39,969
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------

Nonperforming Loans as a Percent of Total Loans             2.0%            1.7%             5.4%
OREO as a Percent of Total Assets                           0.4%            0.6%             0.9%
Nonperforming Assets as a Percent of Total Assets           1.6%            1.6%             4.3%

ALLOWANCE FOR LOAN LOSSES                               $22,500         $20,000          $25,000
  As a Percent of Total Loans                               3.4%            2.8%             4.2%
  As a Percent of Nonaccrual Loans                        183.6%          177.5%            85.9%
  As a Percent of Nonperforming Loans                     170.6%          170.8%            78.6%

(1) In accordance with Statement of Financial Accounting Standard No. 114, insubstance foreclosure loans have been reclassified from OREO to nonaccrual loans. The reclassified amounts are: $6,869 at June 30, 1994 and $1,377 at December 31, 1994.

Nonperforming assets have shown substantial improvement from one year ago, declining from $40.0 million at June 30, 1994 to $18.8 million at December 31, 1994 and $18.3 million at June 30, 1995. The improvement in nonperforming assets has resulted from the concerted efforts of Management to maintain a strong credit discipline and consistent administration of credit policies and procedures.

As of January 1, 1995, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." At the time of adoption, approximately $1.4 million of insubstance foreclosure loans previously classified as other real estate owned were reclassified to nonaccrual loans. Prior period presentations of insubstance foreclosure loans have been reclassified to conform with this accounting standard.

In addition to loans included in nonperforming assets, Management has identified one loan with a principal amount aggregating approximately $7.0 million that, on the basis of information available to Management as of June 30, 1995, was judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans at June 30, 1995 where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

DEPOSITS

The growth in total assets over the past four quarters was funded, primarily, by the growth in total deposits. Total deposits were $1,070.6 million at June 30, 1995, compared with $1,075.4 million at December 31, 1994 and $845.0 million at June 30, 1994. Noninterest-bearing demand deposits were $391.1 million at the end of the second quarter of 1995, compared with $401.5 million at year-end 1994, and $325.0 million at the end of the second quarter of 1994. Money market, NOW, and savings deposits totaled $619.0 million at June 30, 1995, up from $585.2 million at December 31, 1994, and $454.8 million at June 30, 1994. The increase in deposits during the past four quarters resulted from successful marketing efforts by the Bank.

LIQUIDITY MANAGEMENT

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity are appropriate. The objectives of liquidity management are to provide funds at an acceptable cost to meet loan demand and depositors' needs, and to service other liabilities as they come due. As of June 30, 1995, liquid assets as a percentage of deposits were 36.5%, compared with 30.4% at December 31, 1994 and 19.6% at June 30, 1994. Liquid assets include cash and due from banks, short-term time deposits, federal funds sold, securities purchased under agreements to resell, and investment securities maturing within one year.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of increased capital for the Company has been the retention of earnings. Aside from current earnings, an additional source of new capital for the Company has been proceeds from the issuance of common stock under the Company's employee benefits plans including the Company's Stock Option Plan, Employee Stock Ownership Plan, and Employee Stock Purchase Plan. Capital generated through employee benefits plans during the second quarter and first six months of 1995 was $2.8 million and $4.3 million, respectively, compared with $0.2 million and $0.6 million during the comparable periods of 1994. Shareholders' equity also increased during the twelve month period ended June 30, 1995 due to a decline in the net unrealized loss on investment securities from $3.4 million at June 30, 1994 and $4.2 million at year-end 1994 to $0.8 million at June 30, 1995.

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

In addition to the foregoing requirements, the Bank is also subject to a capital requirement established by the California State Banking Department. Under the regulatory consent order with the State Banking Department, the Bank must maintain a minimum tangible equity-to-assets ratio of 6.5%. The Bank's tangible equity-to-assets ratio at June 30, 1995 was 7.6%, compared with 6.5% at December 31, 1994 and 7.4% at June 30, 1994.

The Company and the Bank had capital ratios in excess of regulatory guidelines as of June 30, 1995. Capital ratios for the Company are set forth below:

-----------------------------------------------------------------------------
                                     June 30,   December 31,   June 30,
                                       1995         1994         1994
-----------------------------------------------------------------------------
Total Risk-Based Capital Ratio        11.3%         10.1%        11.9%
Tier 1 Risk-Based Capital Ratio       10.0%          8.9%        10.6%
Tier 1 Leverage Ratio                  8.7%          8.3%         8.1%
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

The decrease in the Total and Tier 1 risk-based capital ratios from June to December, 1994 was primarily the result of growth in total assets, loans and commitments outstanding at year-end. Total assets were roughly the same at June 30, 1995 as at year-end 1994, while outstanding loan balances decreased during the first half of 1995 and shareholders' equity experienced a substantial increase during this six month period. As a result, the Company's Total and Tier 1 risk-based capital ratios improved to 11.3% and 10.0%, respectively, at June 30, 1995.

CURRENT OPERATING ENVIRONMENT

The National and California economies have slowed somewhat from the growth experienced during 1994, resulting in a recent 25 basis point decline in the target federal funds rate by the Federal Open Market Committee. This was the first such reduction in the target rate since prior to 1994. If interest rates throughout the remainder of the year remain little changed from June 30, 1995, the Company's net interest margin may decline modestly, reflecting higher deposit costs.

The intense pace of technology company stock offerings by the Bank's clients during the first half of 1995 has had a two-pronged effect on the Company.
It has resulted in more than $70 million of loan payoffs by these clients, but it has also enabled the Company to exercise a number of stock warrants from clients that completed public offerings. During the first half of 1995, the disposition of stock warrants contributed $1.8 million to the Company's pre-tax earnings. Between July 1 and August 4, 1995, the Bank realized approximately $3.8 million in warrant-related income. Management anticipates that these trends related to the capital market activities of technology companies will continue during the second half of 1995. See, "RESULTS OF OPERATIONS -- Net Interest Income and Margin, and Noninterest Income," respectively, for additional related information.

The Company remains subject to the regulatory consent orders discussed in
Note 6. While the Company cannot predict the effect of any specific requirement of these actions, the Company believes that continued compliance with these actions will not have a significant adverse impact on the business of the Bank, its clients or the Company.

Current financial results should not be considered to be an indicator of future financial performance, and investors should not use historical trends to anticipate results or trends in future periods.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Bank and/or the Company. Based upon information available to the Company, its review of such claims to date, and consultation with its counsel, Management believes the liability relating to these actions, if any, will not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES
         ---------------------

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

   a)     The Annual Meeting of Shareholders was held on May 23, 1995.

          Each of the persons named in the Proxy Statement as a nominee for director was elected; amendments to the Silicon Valley Bancshares 1989 Stock Option Plan were approved; and the appointment of KPMG Peat Marwick, LLP as the Company's independent auditors was ratified. The following are the voting results on each of these matters:

   1)     Election of Directors:            In Favor         Withheld
          ----------------------            ---------        --------
          Gary K. Barr                      5,563,847         97,560
          James F. Burns, Jr.               5,606,817         54,590
          John C. Dean                      5,607,051         54,356
          Clarence J. Ferrari, Jr., Esq.    5,593,250         68,157
          Henry M. Gay                      5,589,016         72,391
          Daniel J. Kelleher (1)            5,556,259        105,148
          James R. Porter                   5,607,647         53,760
          Michael Roster, Esq. (2)          5,607,596         53,811
          Roger V. Smith (3)                5,589,911         71,496
          Ann R. Wells                      5,588,679         72,728

          (1)  Chair-Elect of the Company Board and the Bank Board
          (2)  Vice Chair-Elect of the Company Board and the Bank Board
          (3) Pursuant to an agreement among the Company, the Bank, and Mr. Smith, the Company has agreed to nominate Mr. Smith as a director of the Company in 1995.

                                          In Favor      Opposed     Abstained
                                          ---------     -------     ---------
   2)     Amendments to the Silicon
          Valley Bancshares
          1989 Stock Option Plan          5,194,909     406,308       60,190

   3)     Ratification of the
          appointment of KPMG
          Peat Marwick, LLP as the
          Company's independent
          auditors for 1995               5,621,295      11,931       28,181

ITEM 5.  OTHER INFORMATION
         -----------------

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM  8-K
         ---------------------------------

a)   Exhibits:

                                                                    Sequentially
                                                                      Numbered
      Exhibit Number           Exhibit                                  Page
      --------------           -------                                  ----
          10.19       Agreement not to Stand for Re-election as
                      Director of Silicon Valley Bancshares and
                      Silicon Valley Bank and Mutual General
                      Release of Claims between Dr. Allan C.
                      Kramer and Silicon Valley Bancshares and
                      Silicon Valley Bank                                   1

          10.20       Agreement not to Stand for Re-election as
                      Director of Silicon Valley Bancshares and
                      Silicon Valley Bank and Mutual General
                      Release of Claims between Barry A. Turkus and
                      Silicon Valley Bancshares and Silicon Valley
                      Bank                                                  5

          10.21       Separation Agreement and General Release
                      between Allyn C. Woodward, Jr. and Silicon
                      Valley Bancshares and Silicon Valley Bank             9

          10.22       Restricted Stock Bonus and Non-Compete
                      Agreement between Allyn C. Woodward, Jr. and
                      Silicon Valley Bancshares and Silicon Valley
                      Bank                                                 20

          10.23       Amendment and Restatement of Silicon
                      Valley Bancshares 1989 Stock Option Plan             23

b) No reports on Form 8-K have been filed by the Registrant during the three months ended June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SILICON VALLEY BANCSHARES
                                       -------------------------
                                              (Registrant)


Date:      August 9, 1995                     By:  (s) Dennis G. Uyemura
      -----------------------                     -----------------------
                                              Dennis G. Uyemura
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)