Form 10-Q
period 1995-09-30
SILICON VALLEY BANCSHARES
filed 1995-11-14
CIK 719739

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

     At October 31, 1995, 8,926,118 shares of the Registrant's Common Stock (no par value) were outstanding.

--------------------------------------------------------------------------------
                    This Report Contains a Total of 25 Pages

                            SILICON VALLEY BANCSHARES
                                    FORM 10-Q

                               SEPTEMBER 30, 1995

                                      INDEX

                                                                          PAGE
                                                                          ----
                         PART I - FINANCIAL INFORMATION

ITEM 1      SILICON VALLEY BANCSHARES INTERIM CONSOLIDATED
            FINANCIAL STATEMENTS

                CONDENSED BALANCE SHEETS                                     3

                CONDENSED INCOME STATEMENTS                                  4

                CONDENSED STATEMENTS OF CASH FLOWS                           5

                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS           6

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   10

                           PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS                                               24

ITEM 2      CHANGES IN SECURITIES                                           24

ITEM 3      DEFAULTS UPON SENIOR SECURITIES                                 24

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             24

ITEM 5      OTHER INFORMATION                                               24

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K                                24

            SIGNATURE                                                       25

PART I - FINANCIAL INFORMATION
ITEM 1

                            SILICON VALLEY BANCSHARES
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                            CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               SEPTEMBER 30,   December 31,
                                                                   1995            1994
(Dollars in thousands)                                         (UNAUDITED)
-------------------------------------------------------------------------------------------
ASSETS:
Cash and Due from Banks                                         $  104,310      $  139,792
Federal Funds Sold and Securities Purchased Under Agreement
 to Resell                                                         270,128         150,057
Investment Securities:
  At Fair Market Value                                             171,517         148,703
  At Cost                                                            6,612           7,786
Loans:
  Commercial                                                       596,490         616,652
  Real Estate Construction                                          14,660          10,674
  Real Estate Term                                                  59,739          59,120
  Consumer and Other                                                33,249          21,017
-------------------------------------------------------------------------------------------
Gross Loans                                                        704,139         707,463
  Unearned Income on Loans                                          (3,377)         (3,654)
-------------------------------------------------------------------------------------------
Loans, Net of Unearned Income                                      700,762         703,809
Allowance for Loan Losses                                          (27,000)        (20,000)
-------------------------------------------------------------------------------------------
Net Loans                                                          673,762         683,809
Premises and Equipment                                               4,656           2,221
Other Real Estate Owned                                              5,533           7,089
Accrued Interest Receivable and Other Assets                        19,828          22,082
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $1,256,346      $1,161,539
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Deposits:
  Noninterest-Bearing Demand Deposits                           $  393,898      $  401,455
  Money Market, NOW and Savings Deposits                           685,503         585,171
  Time Deposits                                                     68,949          88,747
-------------------------------------------------------------------------------------------
Total Deposits                                                   1,148,350       1,075,373
Other Liabilities                                                    9,833           8,909
-------------------------------------------------------------------------------------------
Total Liabilities                                                1,158,183       1,084,282
-------------------------------------------------------------------------------------------
Shareholders' Equity:
Preferred Stock, No Par Value:
  20,000,000 Shares Authorized; None Outstanding
Common Stock, No Par Value:
  30,000,000 Shares Authorized; 8,869,071 Shares Outstanding
   at September 30, 1995; 8,509,194 Shares Outstanding at
   December 31, 1994                                                58,130          54,068
Retained Earnings                                                   40,426          27,702
Net Unrealized Loss on Available-for-Sale Investments                 (309)         (4,159)
Unearned Compensation                                                  (84)           (354)
-------------------------------------------------------------------------------------------
Total Shareholders' Equity                                          98,163          77,257
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $1,256,346      $1,161,539
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

                            SILICON VALLEY BANCSHARES
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                           CONDENSED INCOME STATEMENTS
--------------------------------------------------------------------------------

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                               --------------------------    ---------------------------
                                                                  1995          1994            1995            1994
(Dollars in thousands, except per share amounts)               (UNAUDITED)   (Unaudited)     (UNAUDITED)    (Unaudited)
------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
  Loans, including Fees                                          $19,193       $16,315         $59,371        $43,671
  Investment Securities:
    Taxable                                                        2,001         2,456           6,483          8,491
    Non-Taxable                                                      110           134             348            409
  Other                                                            3,894           150           7,307            947
------------------------------------------------------------------------------------------------------------------------
Total Interest Income                                             25,198        19,055          73,509         53,518
------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE:
  Deposits                                                         7,282         3,880          19,062         10,292
  Other Borrowings                                                    --             2              --             22
------------------------------------------------------------------------------------------------------------------------
Total Interest Expense                                             7,282         3,882          19,062         10,314
------------------------------------------------------------------------------------------------------------------------
Net Interest Income                                               17,916        15,173          54,447         43,204
Provision for Loan Losses                                          3,337           490           6,098          2,182
------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses              14,579         14,683          48,349         41,022
------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME:
  Disposition of Client Warrants                                  3,823              9           5,626          1,876
  Letter of Credit and Foreign Exchange Income                      807            638           2,267          1,675
  Deposit Service Charges                                           315            425           1,000          1,205
  Investment Losses                                                  --           (396)           (770)        (1,294)
  Other                                                             153            131             434            394
------------------------------------------------------------------------------------------------------------------------
Total Noninterest Income                                          5,098            807           8,557          3,856
------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE:
  Compensation and Benefits                                       6,517          5,704          20,374         17,401
  Professional Services                                           1,032          1,479           3,620          3,236
  Equipment                                                       1,473            431           2,678          1,116
  Occupancy                                                       1,007            550           2,655          1,674
  FDIC Deposit Insurance                                             14            594           1,210          1,812
  Data Processing Services                                          214            349             767            960
  Corporate Legal and Litigation                                    179          1,325             571          2,535
  Client Services                                                    82            262             339            870
  Cost of Other Real Estate Owned                                    23             45              37          1,349
  Other                                                           1,370          1,045           4,143          3,228
------------------------------------------------------------------------------------------------------------------------
Total Noninterest Expense                                        11,911         11,784          36,394         34,181
------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                                  7,766          3,706          20,512         10,697
INCOME TAX EXPENSE                                                2,303          1,598           7,788          4,615
------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $ 5,463        $ 2,108        $12,724         $ 6,082
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE               $  0.59        $  0.24        $  1.40         $  0.71
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

                            SILICON VALLEY BANCSHARES
                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              -------------------------
                                                                                 1995          1994
(Dollars in thousands)                                                        (UNAUDITED)   (Unaudited)
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS WERE PROVIDED BY (APPLIED TO):
OPERATING ACTIVITIES:
  Net Income                                                                   $ 12,724      $   6,082
  Adjustments to Reconcile Net Income to Net Cash Provided by Operating
   Activities:
    Provision for Loan Losses                                                     6,098          2,182
    Net Loss on Sales of Investment Securities                                      770          1,294
    Depreciation and Amortization                                                 1,633            698
    (Gain)/Loss on Disposal of Premises and Equipment                             1,078            (49)
    Provision for Valuation Adjustments on Other Real Estate Owned                   --            956
    Gain on Sales of Other Real Estate Owned                                       (124)          (305)
    Increase in Accrued Interest Receivable                                        (429)          (606)
    Increase in Accounts Receivable                                                (362)           (55)
    Increase (Decrease) in Accrued Interest Payable                                  98           (360)
    Increase (Decrease) in Deferred Loan Fees                                      (277)           626
    Other, Net                                                                      197         (2,147)
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                        21,406          8,316
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Proceeds from Maturities, Paydowns and Sales of Investment Securities          68,682        213,441
  Purchases of Investment Securities                                            (83,569)      (133,862)
  Net Increase in Loans                                                          (1,406)      (110,628)
  Proceeds from Recoveries of Charged-Off Loans                                   5,224          2,128
  Net Proceeds from Sales of Other Real Estate Owned                              2,093         19,796
  Purchases of Premises and Equipment                                            (5,151)          (890)
-------------------------------------------------------------------------------------------------------------
Net Cash Applied to Investing Activities                                        (14,127)       (10,015)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net Increase (Decrease) in Deposits                                            72,977        (16,243)
  Proceeds from Issuance of Common Stock, Net of Issuance Costs                   4,333          1,025
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Applied to) Financing Activities                           77,310        (15,218)
-------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                             84,589        (16,917)
Cash and Cash Equivalents at January 1,                                         289,849        154,976
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at September 30,                                     $374,438       $138,059
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

OTHER CASH FLOW INFORMATION:
  Interest Paid                                                                $ 18,964       $ 10,374
  Income Taxes Paid                                                            $  9,124       $  7,675
-------------------------------------------------------------------------------------------------------------
NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Transfer of Loans to Other Real Estate Owned                                 $    408       $  3,445
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

    The accounting and financial reporting policies of Silicon Valley Bancshares (the "Company") and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry.

    The interim consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries, Silicon Valley Bank (the "Bank") and SVB Leasing Company (inactive). The revenues, expenses, assets and liabilities of the subsidiaries are included in the respective line items in the interim consolidated financial statements after elimination of intercompany accounts and transactions.

    In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1995, the results of its operations for the three and nine month periods ended September 30, 1995 and September 30, 1994, and the results of its cash flows for the nine month periods ended September 30, 1995 and September 30, 1994. The December 31, 1994 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

    The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders. The results of operations for the three and nine month periods ended September 30, 1995 may not necessarily be indicative of the operating results for the full year.

    Certain reclassifications have been made to the Company's 1994 consolidated financial statements to conform to the 1995 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

    Cash and cash equivalents as reported in the condensed statements of cash flows include cash on hand, cash balances due from banks, Federal funds sold and securities purchased under agreement to resell.

2.  NET INCOME PER SHARE COMPUTATION

    Net income per common and common equivalent share is calculated using weighted average shares, including the dilutive effect of stock options outstanding during the period. Weighted average shares totaled 9,305,261 and 9,073,862 for the three and nine month periods ended September 30, 1995, and 8,674,977 and 8,625,924 for the three and nine month periods ended September 30, 1994, respectively.

3.  FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Federal funds sold and securities purchased under agreement to resell include interest-bearing deposits in other financial institutions of $128,000 at September 30, 1995 and $57,000 at December 31, 1994.

4.  INVESTMENT SECURITIES

    The fair market value of investment securities classified as "held-to-maturity" and recorded at historical cost, adjusted for the amortization of premium or the accretion of discount where appropriate, was $7.0 million at September 30, 1995 and $8.1 million at December 31, 1994.

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

    At the time of adoption, certain insubstance foreclosure loans previously classified as other real estate owned were reclassified as nonaccrual loans. The amount of loans reclassified to conform with this new accounting standard was $1.4 million at December 31, 1994.

    The aggregate recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $20.3 million at September 30, 1995. Average impaired loans for the quarter ended September 30, 1995 totaled $14.0 million. Allocations to the allowance for loan losses related to impaired loans totaled $3.0 million at September 30, 1995. The activity in the allowance for loan losses for the three and nine month periods ended September 30, 1995 and 1994 was as follows:

                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                    --------------------------------    -------------------------------
    (Dollars in thousands)                1995           1994                 1995            1994
    ---------------------------------------------------------------------------------------------------
    Beginning Balance                   $22,500         $25,000             $20,000         $25,000
    Provision for Loan Losses             3,337             490               6,098           2,182
    Charge-offs                          (1,948)           (950)             (4,322)         (4,310)
    Recoveries                            3,111             460               5,224           2,128
    ---------------------------------------------------------------------------------------------------
    Balance at September 30,            $27,000         $25,000             $27,000         $25,000
    ---------------------------------------------------------------------------------------------------
    ---------------------------------------------------------------------------------------------------

    Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), when the Company has determined that the timely collection of principal or interest is doubtful, or when the loans otherwise become impaired under the provisions of SFAS No.
    114. When a loan is placed on nonaccrual status, the accrued interest receivable is reversed and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status.

6.  REGULATORY MATTERS

    During 1993, the Company and Bank consented to formal supervisory orders by the Federal Reserve Bank of San Francisco and the Bank consented to a formal supervisory order by the California State Banking Department. These orders require, among other actions, the following: suspension of cash dividends; restrictions on transactions between the Company and the Bank without prior regulatory approval; development of a capital plan to ensure the Bank maintains adequate capital levels subject to regulatory approval; development of plans to improve the quality of the Bank's loan portfolio through collection or improvement of the loans within specified time frames; changes to the Bank's loan policies which require the Directors' Loan Committee to approve all loans to any one borrower exceeding $3.0 million and requiring the Board of Directors to become more actively involved in loan portfolio management and monitoring activities; review of, and changes in, the Bank's loan policies to implement (i) policies for controlling and monitoring credit concentrations, (ii) underwriting standards for all loan products, and (iii) standards for credit analysis and credit file documentation; development of an independent loan review function and related loan review policies and procedures; development of Board of Directors oversight programs to establish and maintain effective control and supervision of Management and major Bank operations and activities; development of a plan, including a written methodology, to maintain an adequate allowance for loan losses, defined as a minimum of 2.0% of total loans; development of business plans to establish guidelines for growth and ensure maintenance of adequate capital levels; a review and evaluation of existing compensation practices and development officer compensation policies and procedures by the Boards of Directors of the Company and Bank; policies requiring that changes in fees paid to directors as well as bonuses paid to executive officers first receive regulatory approval; and development of a detailed internal audit plan for approval by the Board of Directors of the Bank. The State Banking Department order further requires the Bank to maintain a tangible equity-to-assets ratio of 6.5%.

    In addition, such plans, policies, and procedures may not be amended without prior regulatory approval. The Company and the Bank have taken steps to address these requirements. The Company believes compliance with these actions has not and will not have a material adverse impact on the business of the Bank, its clients, or the Company. The Company and the Bank were in substantial compliance with such orders at September 30, 1995.

PART I - FINANCIAL INFORMATION
ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BUSINESS OVERVIEW
-----------------

Silicon Valley Bancshares (the "Company") is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Oregon and Massachusetts. The Bank has also applied for regulatory approval to open a loan office in Maryland. The Bank serves emerging and middle-market growth companies in specific targeted niches, and focuses on the technology and life science industries, while identifying and capitalizing on opportunities to serve other groups of clients with unique financial needs. Substantially all assets, liabilities, and earnings of the Company relate to its investment in the Bank.

Early in 1995, the Bank received regulatory approval to relocate its corporate headquarters and main branch to a new 100,000 square foot facility in Santa Clara. Concurrent with this move, the Bank closed its existing branch and operational offices in San Jose and Santa Clara, California and has consolidated them into the nearby headquarters. The Bank commenced the relocation of its staff beginning in August, 1995. A majority of the staff completed relocation during the third quarter of 1995, and the move is expected to be complete by December, 1995.

RESULTS OF OPERATIONS
---------------------

EARNINGS SUMMARY

The Company reported net income of approximately $5.5 million, or $0.59 per share, for the third quarter of 1995. This represents an increase of $3.4 million, or $0.35 per share, compared with net income of $2.1 million, or $0.24 per share, for the third quarter of 1994. Net income for the first nine months of 1995 was $12.7 million, or $1.40 per share, compared with net income of $6.1 million, or $0.71 per share, for the first nine months of the prior year. The increase in 1995 net income as compared with 1994 (for both the three and nine month periods ended September 30) was primarily due to an increase in both net interest income and income from the disposition of warrants held in some of the Company's clients. (See RESULTS OF OPERATIONS -- "Net Interest Income and Margin" and "Noninterest Income" for additional related discussions.)

The Company's annualized return on average assets ("ROAA") was 1.8% for the third quarter of 1995, and 1.5% for the nine months ended September 30, 1995. These ratios improved from the Company's 0.9% ROAA for both the third quarter and the first nine months of 1994. The Company's annualized return on average equity was 22.4% for the third quarter of 1995 and 19.3% for the first nine months of 1995, up from 11.4% for the third quarter of 1994 and 11.1% for the first nine months of 1994.

NET INTEREST INCOME AND MARGIN

Net interest income is the principal source of revenue for the Company. It represents the difference between interest earned primarily on loans and investments and interest paid on funding sources, primarily deposits. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets.

The following tables set forth average assets, liabilities, and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three and nine month periods ended September 30, 1995 and September 30, 1994, respectively:

-----------------------------------------------------------------------------------------------------------------------------------
                                                  AVERAGE BALANCES, RATES AND YIELDS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    For the three months ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 1995                                      1994
                                                              (UNAUDITED)                               (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 AVERAGE                                  Average
                                                 AVERAGE                         YIELD/         Average                   Yield/
(Dollars in thousands)                           BALANCE       INTEREST           RATE          Balance      Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Federal Funds Sold and Securities Purchased
   Under Agreement to Resell                    $  264,361     $ 3,894            5.9%         $  13,426     $   150        4.5%
  Investment Securities:
    Taxable                                        134,047       2,001            6.0            178,564       2,456        5.5
    Non-Taxable (1)                                  6,686         169           10.1              8,093         206       10.2
  Loans, Net of Unearned Income:
    Commercial                                     570,022      16,831           11.8            526,991      14,307       10.9
    Real Estate Construction and Term               72,497       1,843           10.2             64,957       1,477        9.1
    Consumer and Other                              21,420         519            9.7             22,574         531        9.4
-----------------------------------------------------------------------------------------------------------------------------------
  Total Loans                                      663,939      19,193           11.6            614,522      16,315       10.6
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                    1,069,033      25,257            9.5            814,605      19,127        9.4
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                            111,873                                       122,306
Allowance for Loan Losses                          (24,549)                                      (25,647)
Other Real Estate Owned                              5,446                                         7,791
Other Assets                                        26,519                                        14,059
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                    $1,188,322                                     $ 933,114
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

FUNDING SOURCES:
Interest-Bearing Liabilities:
  Money Market, NOW and Savings Deposits        $  651,752       6,679            4.1          $ 467,393       3,404        2.9
  Time Deposits                                     63,998         603            3.8             61,388         476        3.1
  Federal Funds Purchased                               --          --             --                166           2        4.8
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                 715,750       7,282            4.1            528,947       3,882        2.9
-----------------------------------------------------------------------------------------------------------------------------------
Portion of Noninterest-Bearing Funding Sources     353,283                                       285,658
-----------------------------------------------------------------------------------------------------------------------------------
Total Funding Sources                            1,069,033       7,282            2.7            814,605       3,882        1.9
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-Bearing Funding Sources:
  Demand Deposits                                  360,919                                       323,683
  Portion Used to Fund Interest-Earning Assets    (353,283)                                     (285,658)
  Other Liabilities                                 15,015                                         6,770
  Shareholders' Equity                              96,638                                        73,714
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $1,188,322                                     $ 933,114
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                            $17,975                                       $15,245
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                               6.7%                                      7.5%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

MEMORANDUM: TOTAL DEPOSITS                      $1,076,669                                     $ 852,464
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

(1) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis. The tax-equivalent adjustments were $59 and $72 for the three month periods ended September 30, 1995 and 1994, respectively.

-----------------------------------------------------------------------------------------------------------------------------------
                                                  AVERAGE BALANCES, RATES AND YIELDS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    For the nine months ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 1995                                      1994
                                                              (UNAUDITED)                               (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 AVERAGE                                  Average
                                                 AVERAGE                         YIELD/         Average                   Yield/
(Dollars in thousands)                           BALANCE       INTEREST           RATE          Balance      Interest      Rate
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS:
  Federal Funds Sold and Securities Purchased
   Under Agreement to Resell                    $ 166,227      $ 7,307            5.9%         $  37,963     $   947        3.3%
  Investment Securities:
    Taxable                                       146,261        6,483            5.9            207,787       8,491        5.5
    Non-Taxable (1)                                 7,064          536           10.1              8,269         629       10.2
  Loans, Net of Unearned Income:
    Commercial                                    588,841       52,547           11.9            486,798      38,130       10.5
    Real Estate Construction and Term              69,269        5,287           10.2             63,524       3,969        8.4
    Consumer and Other                             18,777        1,537           10.9             24,140       1,572        8.7
-----------------------------------------------------------------------------------------------------------------------------------
  Total Loans                                     676,887       59,371           11.7            574,462      43,671       10.2
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Earning Assets                     996,439       73,697            9.9            828,481      53,738        8.7
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Due from Banks                           115,424                                        119,042
Allowance for Loan Losses                         (22,886)                                       (25,660)
Other Real Estate Owned                             5,939                                         10,440
Other Assets                                       22,085                                         14,102
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                   $1,117,001                                      $ 946,405
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

FUNDING SOURCES:
Interest-Bearing Liabilities:
  Money Market, NOW and Savings Deposits       $  595,922       17,372            3.9          $ 478,568       8,990        2.5
  Time Deposits                                    64,034        1,690            3.5             64,685       1,302        2.7
  Federal Funds Purchased                              --           --             --                664          22        4.4
-----------------------------------------------------------------------------------------------------------------------------------
Total Interest-Bearing Liabilities                659,956       19,062            3.9            543,917      10,314        2.5
-----------------------------------------------------------------------------------------------------------------------------------
Portion of Noninterest-Bearing Funding
 Sources                                          336,483                                        284,564
-----------------------------------------------------------------------------------------------------------------------------------
Total Funding Sources                             996,439       19,062            2.6            828,481      10,314        1.7
-----------------------------------------------------------------------------------------------------------------------------------
Noninterest-Bearing Funding Sources:
  Demand Deposits                                 355,606                                        325,882
  Portion Used to Fund Interest-Earning
   Assets                                        (336,483)                                      (284,564)
  Other Liabilities                                13,157                                          3,786
  Shareholders' Equity                             88,282                                         72,820
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $1,117,001                                      $ 946,405
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME                                            $54,635                                       $43,424
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                                               7.3%                                      7.0%
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

MEMORANDUM: TOTAL DEPOSITS                     $1,015,562                                      $ 869,135
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

(1) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis. The tax-equivalent adjustments were $188 and $220 for the nine month periods ended September 30, 1995 and 1994, respectively.

Net interest income, on a fully taxable-equivalent basis, was $18.0 million for the third quarter of 1995, up $2.7 million, or 17.9%, from the $15.2 million reported for the third quarter of 1994. The increase in net interest income was the result of an increase in average interest-earning assets over the comparable prior year period, partially offset by an increase in the total cost of funding sources.

Average interest-earning assets for the third quarter of 1995 increased $254.4 million, or 31.2%, compared to the third quarter of 1994. This increase was primarily comprised of lower-yielding liquid investments in Federal funds sold and securities purchased under agreement to resell. Average Federal funds sold and securities purchased under agreement to resell were $264.4 million for the third quarter of 1995, a $251.0 million increase over the $13.4 million average for the third quarter of 1994. This increase resulted from a $224.2 million, or 26.3%, increase in the Bank's average deposits during the third quarter of 1995, as compared to the third quarter of 1994, and was also a result of the 1995 third quarter interest rate environment.

The Bank's net interest margin for the quarter ended September 30, 1995 was 6.7%, compared to 7.5% for the third quarter of 1994. The decrease in the net interest margin was due to the combination of an increase in lower-yielding interest-earning assets and a higher cost of funding resulting from a shift in the Bank's deposit mix towards higher rate money market deposits. Average money market deposits were $640.6 million for the third quarter of 1995, an increase of $184.3 million, or 40.4%, compared to the prior year third quarter.

Net interest income was $54.6 million for the first nine months of 1995, up $11.2 million, or 25.8%, from the $43.4 million reported for the first nine months of 1994. The Bank's net interest margin for the first nine months of 1995 increased to 7.3%, compared to 7.0% for the first nine months of the previous year. The increase in net interest income and net interest margin was the result of an increase in the volume of, and yield on, interest-earning assets over the comparable prior year period, partially offset by an increase in the total cost of funding sources.

Whereas the increase in average interest-earning assets for the third quarter of 1995 was primarily concentrated in lower-yielding liquid investments, the increase of $168.0 million, or 20.3%, in average interest-earning assets for the first nine months of 1995, over the comparable prior year period, was concentrated in both higher-yielding loans as well as lower-yielding liquid investments. Average loans increased $102.4 million, or 17.8%, for the first nine months of 1995, compared to the first nine months of the previous year. This growth occurred primarily during the latter part of 1994, and was concentrated in the commercial loan portfolio. Average Federal funds sold and securities purchased under agreement to resell were $166.2 million for the first nine months of 1995, an increase of $128.3 million from the comparable prior year period. As with the quarter ended September 30, 1995, the growth in average interest-earning assets for the first nine months of 1995, compared to the first nine months of 1994, was primarily funded through deposit growth, and was also a result of the 1995 interest rate environment.

Total cost of funding for the nine months ended September 30, 1995 increased from the comparable prior year period, as average total deposits increased $146.4 million, or 16.9%, from the average for the first nine months of 1994. However, the shift in the Bank's deposit mix towards higher rate money market deposits was not as pronounced for the first nine months of 1995 as it was for the third quarter of 1995. Growth in average money market deposits for the first nine months of 1995, as compared to the prior year respective period, was $116.7 million, or 25.0%, versus the $184.3 million, or 40.4%, increase in the third quarter of 1995.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's continuous assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The provision for loan losses was $3.3 million for the third quarter of 1995, an increase of $2.8 million, compared with $0.5 million for the third quarter of 1994. The provision for loan losses was $6.1 million for the first nine months of 1995, an increase of $3.9 million, compared with $2.2 million for the comparable period in 1994. (See FINANCIAL CONDITION -- "Credit Risk and the Allowance for Loan Losses" for additional related information.)

NONINTEREST INCOME

Total noninterest income for the three and nine month periods ended September 30, 1995 was $5.1 million and $8.6 million, an increase of $4.3 million and $4.7 million, respectively, from $0.8 million and $3.9 million reported in the comparable 1994 periods. The increase in noninterest income during 1995 was primarily due to an increase in income related to the disposition of client warrants, as the Company exercised warrants held in some of its clients which recently completed public stock offerings.

The Company has historically obtained rights to acquire stock (in the form of warrants) in certain nonpublic clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Bank to mitigate the risk of a loan becoming nonperforming. Interest rates, loan fees and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of warrants typically depends on factors beyond the control of the Company, including the general condition of the capital markets, and therefore cannot be predicted with any degree of accuracy and is likely to vary materially over time.

Letter of credit fees, foreign exchange fees and other income related to trade finance activities were $0.8 million and $2.3 million for the third quarter and first nine months of 1995, an increase of $0.2 million, or 26.4%, and $0.6 million, or 35.4%, compared to the respective 1994 periods. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related services among the Bank's client base.

Deposit service charges were $0.3 million and $1.0 million for the three and nine month periods ended September 30, 1995, a decrease of $0.1 million, or 25.8%, and $0.2 million, or 17.1%, from the $0.4 million and $1.2 million earned in the comparable 1994 periods. Clients compensate the Bank for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized as deposit service charges. As interest rates for the three and nine month periods ended September 30, 1995 were higher than in the comparable 1994 periods, earnings credits were higher, thus lowering the amount of explicit deposit service charges.

There were no gains or losses incurred through sales of investment securities during the third quarter of 1995, while in the 1994 third quarter $0.4 million in such losses were incurred. On a year-to-date basis, losses incurred through sales of investment securities were $0.8 million at September 30, 1995 and $1.3 million at September 30, 1994. The securities sold during the first nine months of 1995 were primarily mortgage-backed securities. All sales of investment securities were conducted as a normal component of the Company's interest rate risk and liquidity management activities.

NONINTEREST EXPENSE

Noninterest expense for the third quarter of 1995 was $11.9 million, an increase of $0.1 million, or 1.1%, compared to $11.8 million for the third quarter of 1994. Noninterest expense was $36.4 million for the first nine months of 1995, an increase of $2.2 million, or 6.5%, over the $34.2 million for the comparable 1994 period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding warrant income and gains or losses incurred through securities sales. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio improved from 71.7% for the third quarter of 1994 to 61.9% for the third quarter of 1995, and also improved from 70.6% for the first nine months of 1994 to 62.5% for the first nine months of 1995. The following tables present the detail of noninterest expense and the incremental contributions of each line item to the Company's efficiency ratio:

                                                    Three Months Ended September 30,
--------------------------------------------------------------------------------------------------
                                                     1995                     1994
--------------------------------------------------------------------------------------------------
                                                          Percent                   Percent
                                                        of Adjusted               of Adjusted
(Dollars in thousands)                       Amount       Revenues     Amount       Revenues
--------------------------------------------------------------------------------------------------
Compensation and Benefits                   $ 6,517         34.0%      $ 5,704        34.9%
Professional Services                         1,032          5.4         1,479         9.0
Equipment                                     1,473          7.7           431         2.6
Occupancy                                     1,007          5.2           550         3.4
FDIC Deposit Insurance                           14          0.1           594         3.6
Data Processing Services                        214          1.1           349         2.1
Corporate Legal and Litigation                  179          0.9         1,325         8.1
Client Services                                  82          0.4           262         1.6
Other                                         1,370          7.1         1,045         6.4
                                            -------        -----      -------        -----
Total Excluding Cost of Other Real
 Estate Owned                                11,888                     11,739

Efficiency Ratio                                            61.9%                     71.7%
                                                            ----                      ----
                                                            ----                      ----
Cost of Other Real Estate Owned                  23                         45
                                            -------                    -------

Total Noninterest Expense                   $11,911                    $11,784
                                            -------                    -------
                                            -------                    -------

                                                  Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------
                                                    1995                    1994
--------------------------------------------------------------------------------------------------
                                                          Percent                   Percent
                                                        of Adjusted               of Adjusted
(Dollars in thousands)                       Amount       Revenues     Amount       Revenues
--------------------------------------------------------------------------------------------------
Compensation and Benefits                   $20,374         35.0%      $17,401        37.4%
Professional Services                         3,620          6.2         3,236         7.0
Equipment                                     2,678          4.6         1,116         2.4
Occupancy                                     2,655          4.6         1,674         3.6
FDIC Deposit Insurance                        1,210          2.1         1,812         3.9
Data Processing Services                        767          1.3           960         2.1
Corporate Legal and Litigation                  571          1.0         2,535         5.5
Client Services                                 339          0.6           870         1.9
Other                                         4,143          7.1         3,228         6.9
                                            -------        -----       -------       -----
Total Excluding Cost of Other Real
 Estate Owned                                36,357                     32,832

Efficiency Ratio                                            62.5%                     70.6%
                                                            ----                      ----
                                                            ----                      ----
Cost of Other Real Estate Owned                  37                      1,349
                                            -------                    -------

Total Noninterest Expense                   $36,394                    $34,181
                                            -------                    -------
                                            -------                    -------

Compensation and benefits expenses were $6.5 million for the third quarter of 1995, an increase of $0.8 million, or 14.2%, compared to $5.7 million for the third quarter of 1994. For the nine months ended September 30, 1995, compensation and benefits expenses were $20.4 million, an increase of $3.0 million, or 17.1%, compared to $17.4 million for the respective 1994 period. The number of average full-time equivalent staff during the third quarter of 1995 was 339, compared with 304 for the third quarter of 1994, and 331 for the first nine months of 1995, compared with 295 for the first nine months of 1994. Staff increases year-over-year were primarily due to the expansion of the Bank's lending staff in response to the growth in the client base, as well as in an effort to develop new lending markets.

Professional services expenses were $1.0 million for the third quarter of 1995, a decrease of $0.5 million, or 30.2%, compared to $1.5 million for the third quarter of 1994. For the nine months ended September 30, 1995, professional services expenses were $3.6 million, an increase of $0.4 million, or 11.9%, compared to $3.2 million for the corresponding 1994 period. The reduction in third quarter 1995 professional services expenses, as compared to the third quarter of 1994, can be attributed to a number of projects related to building the Bank's infrastructure having been substantially completed during the third quarter of 1995, such as the conversion to a new in-house computer system. Professional services expenses for the nine months ended September 30, 1995 were up slightly from the corresponding prior year period, as several of the larger projects related to building the Bank's infrastructure, such as the new computer system, were started during the latter part of 1994 and continued until the third quarter of 1995.

Occupancy and equipment expenses were $2.5 million for the third quarter of 1995, an increase of $1.5 million, or 152.9%, compared to $1.0 million for the third quarter of 1994. For the nine months ended September 30, 1995, occupancy and equipment expenses were $5.3 million, an increase of $2.5 million, or 91.1%, compared to $2.8 million for the comparable 1994 period. These expenses increased as the Company incurred certain non-recurring costs during the first nine months of 1995 in connection with a move into a new headquarters facility. These costs included both the disposal and purchase of premises and equipment.

FDIC deposit insurance expense decreased $0.6 million for the third quarter and the first nine months of 1995, compared to the respective periods of 1994, as the Bank's assessment rate was reduced in the third quarter of 1995 due to the recapitalization of the Bank Insurance Fund.

Corporate legal and litigation expenses were $0.2 million for the third quarter of 1995, a decrease of $1.1 million, or 84.6%, compared to $1.3 million for the third quarter of 1994. For the nine months ended September 30, 1995, corporate legal and litigation expenses were $0.6 million, a decrease of $1.9 million, or 76.0%, compared to $2.5 million for the comparable 1994 period. Legal expenses for the first nine months of 1994 contained costs related to a shareholder class action lawsuit originally filed in June, 1993, including a $1.0 million charge in the third quarter of 1994 in connection with the settlement of this lawsuit.

Costs associated with other real estate owned ("OREO") were less than $40,000 for both the three and nine month periods ended September 30, 1995, compared with $45,000 for the third quarter of 1994 and $1.3 million for the nine months ended September 30, 1994. The decline in the costs associated with OREO during the last six months of 1994 and for all of 1995 was a result of the overall reduction in the Bank's level of OREO. Total OREO declined from $15.0 million at June 30, 1994 to $7.1 million at December 31, 1994 and $5.5 million at September 30, 1995. The costs associated with OREO include: maintenance expenses; property taxes; marketing costs; net operating expense or income associated with income-producing properties; property write-downs; and gains or losses on the sales of such properties.

INCOME TAXES

Income tax expense was $2.3 million, with an effective tax rate of 29.7%, for the third quarter of 1995, compared to $1.6 million, with an effective tax rate of 43.1%, for the third quarter of 1994. For the nine months ended September 30, 1995, income tax expense was $7.8 million, with an effective tax rate of 38.0%, compared to $4.6 million and a 43.1% effective tax rate for the corresponding 1994 period. The reduction in the Company's estimated annual effective tax rate, during the third quarter of 1995, was attributable to adjustments in the Company's estimate of its tax liabilities.

FINANCIAL CONDITION
-------------------

Total assets were $1.3 billion at September 30, 1995, an increase of $94.8 million, or 8.2%, compared to $1.2 billion at December 31, 1994.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled $270.1 million at September 30, 1995, an increase of $120.0 million, or 80.0%, compared to $150.1 million at year-end 1994. This increase was primarily the result of significant growth in the Bank's deposits combined with the interest rate environment at the end of the 1995 third quarter.

INVESTMENT SECURITIES

Investment securities totaled $178.1 million at September 30, 1995, an increase of $21.6 million, or 13.8%, compared to $156.5 million at December 31, 1994. The increase in investment securities was primarily in response to the Bank's liquidity management activities, as a portion of the increased deposit balances as of September 30, 1995 was invested in short-term money market instruments other than Federal funds sold and securities purchased under agreement to resell.

LOANS

As of September 30, 1995, total loans, net of unearned income, were $700.8 million, down $3.0 million, or 0.4%, from $703.8 million at year-end 1994. The slight decline in total loans from year-end reflects the combination of new loan production during 1995 offset by a higher than expected amount of loan payoffs attributable to the capital raising activities of some of the Bank's clients.

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

-----------------------------------------------------------------------------------------
                                      CREDIT QUALITY
-----------------------------------------------------------------------------------------
                                                        SEPTEMBER 30,    December 31,
                                                            1995             1994
(Dollars in thousands)                                   (UNAUDITED)
-----------------------------------------------------------------------------------------
NONPERFORMING ASSETS:
Loans Past Due 90 Days or More                            $   685          $   444
Nonaccrual Loans (1)                                       20,272           11,269
-----------------------------------------------------------------------------------------
Total Nonperforming Loans                                  20,957           11,713
OREO (1)                                                    5,533            7,089
-----------------------------------------------------------------------------------------
Total Nonperforming Assets                                $26,490          $18,802
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

Nonperforming Loans as a Percent of Total Loans               3.0%             1.7%
OREO as a Percent of Total Assets                             0.4%             0.6%
Nonperforming Assets as a Percent of Total Assets             2.1%             1.6%

ALLOWANCE FOR LOAN LOSSES                                 $27,000          $20,000
  As a Percent of Total Loans                                 3.8%             2.8%
  As a Percent of Nonaccrual Loans                          133.2%           177.5%
  As a Percent of Nonperforming Loans                       128.8%           170.8%

(1) In accordance with Statement of Financial Accounting Standard No. 114, insubstance foreclosure loans have been reclassified from OREO to nonaccrual loans. The reclassified amount was $1,377 at December 31, 1994.

Nonperforming assets were $26.5 million at September 30, 1995, an increase of $7.7 million, or 41.0%, compared to $18.8 million as of December 31, 1994. The increase in nonperforming assets was primarily due to one manufacturing loan being placed on nonaccrual status during the third quarter of 1995. Based on current information, Management believes this loan is well secured and continues a concerted effort to maintain a strong credit discipline and consistent administration of credit policies and procedures.

In addition to loans included in nonperforming assets, Management has identified eight loans with principal amounts aggregating approximately $10.6 million, including one loan with a balance in excess of $6.0 million, that, on the basis of information available to Management as of September 30, 1995, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans at September 30, 1995 where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

DEPOSITS

Total deposits were $1,148.4 million at September 30, 1995, an increase of $73.0 million, or 6.8%, compared to $1,075.4 million at December 31, 1994. This growth was concentrated in money market deposits, which totaled $675.6 million at September 30, 1995, an increase of $102.1 million, or 17.8%, compared to $573.5 million at December 31, 1994.

LIQUIDITY MANAGEMENT

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity are appropriate. The objectives of liquidity management are to provide funds, at an acceptable cost, to meet loan demand and depositors' needs, and to service other liabilities as they come due. Liquid assets include cash and due from banks, short-term time deposits, Federal funds sold, securities purchased under agreement to resell, and investment securities maturing within one year. As of September 30, 1995, liquid assets as a percentage of deposits were 38.9%, compared with 30.4% at December 31, 1994. This increase was primarily the result of significant growth in the Bank's deposits.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of increased capital for the Company has been the retention of earnings. Aside from current earnings, an additional source of new capital for the Company has been proceeds from the issuance of common stock under the Company's employee benefits plans, including the Company's Stock Option Plan, Employee Stock Ownership Plan, and Employee Stock Purchase Plan. Capital generated through employee benefits plans during the first nine months of 1995 was $4.3 million, compared with $1.0 million during the comparable period of 1994. Shareholders' equity also increased $3.9 million during the nine month period ended September 30, 1995 due to a decline in the net unrealized loss on investment securities, classified as available-for-sale, from $4.2 million at year-end 1994 to $0.3 million at September 30, 1995.

The Company and Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these guidelines, the minimum total capital requirement is 8.0% of assets and certain off-balance sheet items, weighted by risk. At least 4.0% of the 8.0% total capital ratio must consist of Tier 1 capital, defined as tangible common equity, and the remainder may consist of subordinated debt, cumulative preferred stock, and a limited amount of the allowance for loan losses.

The Federal Reserve Board has established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 3.0%; however, banks experiencing high growth rates are expected to maintain capital positions well above minimum supervisory levels.

In addition to the foregoing requirements, the Bank is also subject to a capital requirement established by the California State Banking Department. Under the regulatory consent order with the California State Banking Department, the Bank must maintain a minimum tangible equity-to-assets ratio of 6.5%. The Bank's tangible equity-to-assets ratio at September 30, 1995 was 7.5%, compared with 6.5% at December 31, 1994.

The Company's risk-based capital ratios were in excess of regulatory guidelines for "well-capitalized" institutions as of September 30, 1995 and December 31, 1994. Capital ratios for the Company are set forth below:

-------------------------------------------------------------------------------
                                              SEPTEMBER 30,      December 31,
                                                  1995               1994
-------------------------------------------------------------------------------
Total Risk-Based Capital Ratio                    11.7%              10.1%
Tier 1 Risk-Based Capital Ratio                   10.4%               8.9%
Tier 1 Leverage Ratio                              8.3%               8.3%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The improvement in the total and Tier 1 risk-based capital ratios from December 31, 1994 to September 30, 1995 is attributable to 1995 asset growth primarily occuring in lower risk-weighted assets, and also to an increase in Tier 1 capital. The increase in Tier 1 capital resulted from 1995 year-to-date net income of $12.7 million and $4.3 million in capital generated through the Company's employee benefits plans during the first nine months of 1995.

CURRENT OPERATING ENVIRONMENT

The national economy for most of 1995 has been centered around a sharp slowdown and an inventory correction, the effect of which has been a significantly lower volume of activity, especially in the manufacturing sector. In recent months, however, a resurgence of activity has been visible as the cycle of inventory correction appears to have come to an end. Although current economic reports are still on the soft side, the national economy is showing signs of improvement from the subdued rate of growth experienced during the first half of 1995.

Inflation at both the producer and consumer levels remains under control with recent data indicating an annual growth rate for the Producer Price Index of 1.8% and the Consumer Price Index of 2.6%.

The current condition of moderate growth combined with low inflation has distinct characteristics of a stable Federal Reserve policy on interest rates for the immediate future. Although a moderate rate reduction during the fourth quarter of 1995 cannot be ruled out, were such a reduction to occur, it is likely the Company's net interest margin would decline from its current level.

The California economy continues its recovery and progress in the transformation to a technology-driven economy. Some of the hurdles which remain include further closures of military bases, state and local government fiscal problems, and further consolidation in certain industries. Manufacturing job levels are stabilizing, retail job levels are higher, and construction jobs levels have shown strong recent growth. These factors, together with the growing strength of business services, tourism and international trade, could have a favorable impact in future periods on the local economic recovery.

Economic conditions can influence the market for initial public offerings (IPO's) by certain clients of the Company. The level of activity in the IPO market can have a direct effect on loan demand, deposit growth, and the amount of warrant income realized by the Company. As a result of the high level of technology-related IPO activity during 1995, the Company has disclosed that it experienced unusually large amounts of loan payoffs in combination with a significant amount of warrant income. The Company realized in excess of $3.8 million of warrant income during the third quarter of 1995, and for the nine months ended September 30, 1995, the Company's warrant income has been in excess of $5.6 million. The timing and amount of income from the disposition of warrants typically depends on factors beyond the control of the Company, including the general condition of the capital markets, and therefore cannot be predicted with any degree of accuracy and is likely to vary materially over time.

Formal supervisory actions resulted from regulatory examinations completed during the fourth quarter of 1992. The Company and Bank consented to these orders during the second quarter of 1993, which require, among other matters, the actions set forth in Note 6 of the notes to the interim consolidated financial statements. While the Company cannot predict the effect of any specific requirement of these orders, the Company believes that continued compliance with these orders will not have a material adverse effect on the business of the Bank, its clients, or the Company.

Competition from other financial institutions for certain segments of the Company's current and prospective client base has increased from historical levels during 1995, and this trend is expected to continue in future periods. Management of the Company, however, does not intend to lower credit standards or weaken loan covenants simply to match competitive offerings. It is not possible to predict the extent to which any such increase in competition will adversely affect the Company's future growth or earnings potential.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                                                   Sequentially
a)  Exhibits:                                                        Numbered
Exhibit Number                    Exhibit                              Page
--------------                    -------                          ------------
10.24            Lease Agreement between Norman B. Leventhal               1
                 and Edwin N. Sidman, Trustees and Silicon
                 Valley Bank; 40 William St. Wellesley, MA 02181

10.25            Employment Agreement among Silicon Valley Bank,          64
                 Silicon Valley Bancshares and Roger V. Smith

10.26            Mutual General Release Agreement among Silicon           79
                 Valley Bank, Silicon Valley Bancshares and
                 Dennis G. Uyemura

10.27            Consulting Agreement among Silicon Valley Bank,          83
                 Silicon Valley Bancshares and Dennis G. Uyemura

b) No reports on Form 8-K have been filed by the Registrant during the three months ended September 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SILICON VALLEY BANCSHARES
                                        -------------------------
                                              (Registrant)



Date:                                   By: (s) Christopher T. Lutes
      ---------------------                ---------------------------------
                                               Christopher T. Lutes
                                               Vice President and Controller
                                               (Chief Accounting Officer)