Form 10-K
period 1995-12-31
SILICON VALLEY BANCSHARES
filed 1996-03-11
CIK 719739

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 11, 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

    [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1995

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from                   to                   .

                        Commission File Number: 33-41102
                            ------------------------

                           SILICON VALLEY BANCSHARES
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                  94-2856336
  (State or other jurisdiction of     (I.R.S. Employer
   incorporation or organization)      Identification
                                            No.)

         3003 TASMAN DRIVE               95054-1191
      SANTA CLARA, CALIFORNIA            (Zip Code)
  (Address of principal executive
              offices)

       Registrant's telephone number, including area code: (408) 654-7282

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

         COMMON STOCK (NO PAR VALUE)                   NASDAQ NATIONAL MARKET SYSTEM
            (Title of each class)               (Name of each exchange on which registered)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__    No _____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on February 9, 1996, on the NASDAQ National Market System was $188,310,442.

    At February 9, 1996, 9,075,202 shares of the registrant's common stock (no par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                           PARTS OF FORM 10-K
DOCUMENTS INCORPORATED                                     INTO WHICH INCORPORATED
---------------------                                      ---------------------
Definitive   proxy  statement  for   the  Company's  1996
Annual Meeting  of Shareholders  to be  filed within  120
days  of the  end of the  fiscal year  ended December 31,
1995                                                       Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         THIS REPORT CONTAINS A TOTAL OF 71 PAGES, INCLUDING EXHIBITS.
                        THE EXHIBIT INDEX IS ON PAGE 63.

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I
ITEM 1. BUSINESS...........................................................................................           3
ITEM 2. PROPERTIES.........................................................................................          18
ITEM 3. LEGAL PROCEEDINGS..................................................................................          18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................          18

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................          19
ITEM 6. SELECTED FINANCIAL DATA............................................................................          20
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............          21
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................          39
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............          60

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................          60
ITEM 11. EXECUTIVE COMPENSATION............................................................................          60
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................          60
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................          60

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................          60
SIGNATURES.................................................................................................          61
INDEX TO EXHIBITS..........................................................................................          63

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

    Silicon Valley Bancshares (the "Company") is a California corporation and bank holding company that was incorporated on April 23, 1982. The Company's principal subsidiary is Silicon Valley Bank (the "Bank"), a wholly owned subsidiary of the Company that was organized and incorporated as a California banking corporation on October 17, 1983. SVB Leasing Company, a wholly owned subsidiary of the Company, was incorporated on November 14, 1984 as a California corporation, and has remained inactive since incorporation.

    The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Maryland, Massachusetts and Oregon. The Bank serves emerging and middle-market growth companies in specific targeted niches, and focuses on the technology and life sciences industries, while identifying and capitalizing on opportunities to serve other groups of clients with unique financial needs.

    The Company intends to continue the expansion of Bank operations, both in terms of geographic presence and market opportunities, within California and other marketplaces across the nation.

MARKET AREA AND CLIENT BASE

    The Bank is organized into three major marketing groups: the Technology Group; the Special Industries Group; and the Strategic Financial Services Group. These groups serve customers across the nation through branches and/or loan offices located in Northern and Southern California, Maryland, Massachusetts and Oregon. The Bank also has a National Accounts Division that targets customers in other key markets throughout the United States.

    The Bank's Technology Group focuses on commercial lending to companies within a variety of technology and life sciences industries, such as semiconductors, electronics, software, communications, peripherals, medical devices, biotechnology and others. The Technology Group serves clients across the nation and these clients are generally not affected by local economic cycles as much as they are influenced by the global market conditions for their industry's products or services.

    Lenders in the Bank's Special Industries Group (SIG) serve clients in a variety of middle-market commercial enterprises, primarily in Northern California. The Bank's strategy is to identify under-served niches where a strong opportunity exists to serve targeted clients, generally those with credit needs under $10.0 million, by developing a high level of knowledge of the target market and its business cycles and risks. In 1994 and 1995, the Bank identified the wine industry and religious institutions as two new niches, and in 1996 has identified a niche within the entertainment industry. The Bank has commenced lending operations related to all three of these new niches.

    Within SIG, the Bank's Real Estate Division is selectively involved in lending operations related to real estate construction projects, including "owner-build-to-suit" residences and "pre-leased" commercial buildings. In addition, the Real Estate Division supports other Bank lending groups with its expertise in real estate lending. Real estate term loans are usually made to clients of the Technology or Special Industries Groups to finance commercial real estate to be operated by the client.

    The Bank's Strategic Financial Services Group consists of several fee-based and specialized lending product divisions. The International Division offers clients a variety of trade finance products, while the Cash Management Division provides services to help clients manage cash collections, disbursements and investments. Both the Factoring Division and the Commercial Finance Division (an asset-based lending division) offer alternative financing to client companies that do not qualify for traditional bank loans. The Factoring Division purchases clients' accounts receivable at a discount, making operating funds immediately available to the clients, and then manages the collection of the receivables. The Factoring Division generally serves emerging technology companies and other start-up businesses. The Commercial Finance Division serves client companies later in their business cycle, typically with secured lines of credit requiring daily collateral monitoring. As clients of the Commercial Finance Division grow, they often become eligible for more traditional bank financing from one of the Bank's other lending groups. The Executive Banking Division serves the personal banking needs of certain executives and owners of client companies, as well as the partners of venture capital firms. Finally, the Business Banking Division serves small, usually non-technology, companies in a variety of industries. Lending services provided by the Business Banking Division focus on both government-guaranteed and other small business loans.

EMPLOYEES

    As of December 31, 1995, the Company and the Bank, in the aggregate, employed 348 full-time equivalent staff, consisting of both full-time and permanent part-time employees. Full-time equivalent is a measurement equivalent to one full-time employee working a standard day and is based on the number of hours worked in a given month. The Company's and the Bank's employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company and the Bank believes that, in general, its employee relations are satisfactory.

COMPETITION

    The banking and financial services business in California, as well as the rest of the United States, is highly competitive, particularly in the Bank's market areas. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for client loans, deposits, and other financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial services providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon promotional activities in its market areas, personal relationships with clients, referral sources established by officers, directors and employees, and specialized services tailored to meet the Bank's clients' needs.

    In those instances where the Bank is unable to accommodate a client's needs, the Bank will seek to arrange for those services to be provided by its correspondents. The Bank currently has approximately 440 clients for whom correspondents provide a variety of services.

ECONOMIC CONDITIONS, GOVERNMENT POLICIES AND LEGISLATION

    Banking is a business that depends on rate differentials. In general, the difference between the interest rates paid by the Bank on its deposits and other borrowings and the interest rates received by the Bank on loans extended to its clients and securities held in its portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank. Accordingly, the financial position, earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including such factors as inflation, recession and unemployment.

    The commercial banking business is not only affected by prevailing economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in United States Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans, earned on investments and paid on deposits. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the U.S. Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation was recently introduced in the U.S. Congress that would merge the deposit insurance funds applicable to banks and savings associations and impose a one-time assessment on savings associations to recapitalize the deposit insurance fund applicable to savings associations. In addition, legislation has been proposed that would repeal the current statutory restrictions on affiliations between banks and securities firms. Under the proposed legislation, bank holding companies would be allowed to control both a bank and a securities affiliate, which could engage in the full range of investment banking activities, including corporate underwriting. The likelihood of any major legislative changes and the impact such changes might have on the Company and the Bank cannot be predicted. See "Item 1. Business -- Supervision and Regulation."

SUPERVISION AND REGULATION

    Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. The nature and impact of any future changes concerning the regulation of the Company and the Bank cannot be predicted.

    FORMAL SUPERVISORY ACTIONS

    During 1993, the Company and the Bank consented to formal supervisory orders by the Federal Reserve Bank of San Francisco and the Bank consented to a formal supervisory order by the California State Banking Department. These orders require, among other actions, the following: suspension of cash dividends;
restrictions on transactions between the Company and the Bank without prior regulatory approval; development of a capital plan to ensure the Bank maintains adequate capital levels subject to regulatory approval; development of plans to improve the quality of the Bank's loan portfolio through collection or improvement of the credits within specified time frames; changes to the Bank's loan policies which require the Directors' Loan Committee to approve all loans to any one borrower exceeding $3.0 million and requiring the Board of Directors to become more actively involved in loan portfolio management and monitoring activities; review of, and changes in, the Bank's loan policies to implement (i) policies for controlling and monitoring credit concentrations, (ii) underwriting standards for all loan products, and (iii) standards for credit analysis and credit file documentation; development of an independent loan review function and related loan review policies and procedures; development of Board of Directors oversight programs to establish and maintain effective control and supervision of Management and major Bank operations and activities; development of a plan, including a written methodology, to maintain an adequate allowance for loan losses, defined as a minimum of 2.0% of total loans; development of business plans to establish guidelines for growth and ensure maintenance of adequate capital levels; a review and evaluation of existing compensation practices and development of officer compensation policies and procedures by the Boards of Directors of the Company and the Bank; policies requiring that changes in fees paid to directors as well as bonuses paid to executive officers first receive regulatory approval; and development of a detailed internal audit plan for approval by the Board of Directors of the Bank. The California State Banking Department order further requires the Bank to maintain a minimum tangible equity-to-assets ratio of 6.5%.

    In addition, such plans, policies and procedures may not be amended without prior regulatory approval. The Company and the Bank have taken steps to address these requirements. The Company believes compliance with these actions has not and will not have a material adverse impact on the business of the Bank, its clients, or the Company. The Company and the Bank were in substantial compliance with such orders at December 31, 1995.

    The following discussions are limited by the disclosures on the formal supervisory actions discussed above.

    THE COMPANY

    The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is required to file with the Federal Reserve Board quarterly, semi-annual and annual reports, and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

    The Federal Reserve Board may require that the Company terminate an activity or terminate control of, liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

    Under the BHCA and regulations adopted by the Federal Reserve Board, a bank holding company and its non-banking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain minimum levels of capital. See "Item 1. Business -- Supervision and Regulation -- Capital Standards."

    The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5.0% of the outstanding shares of any class of voting securities, or substantially all of the assets, of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

    The Company is prohibited by the BHCA, except in certain instances prescribed by statute, from acquiring direct or indirect ownership or control of more than 5.0% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board considers whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced "de novo" and activities commenced by acquisition, in whole or in part, of a going concern.

    Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the

Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the U.S. Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHCA, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the U.S. Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by the U.S. Congress.

    The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department.

    Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

    THE BANK

    The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks (the "Superintendent") and the Federal Reserve Board. If, as a result of an examination of the Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its Management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate the Bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the Bank's charter. The Superintendent has many of the same remedial powers. As noted above, the Bank has consented to formal supervisory actions by both the California State Banking Department and the Federal Reserve Bank of San Francisco.

    The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a quarterly statutory assessment. See "Item 1. Business -- Supervision and Regulation -- Premiums for Deposit Insurance." Because the Bank's deposits are insured by the FDIC, the Bank is also subject to certain FDIC rules and regulations.

    Various  requirements  and  restrictions  under the  laws  of  the  State of
California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including, but not limited to, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements. Further, the Bank is required to maintain certain minimum levels of capital. See "Item 1. Business -- Supervision and Regulation -- Capital Standards."

    DIVIDENDS AND OTHER TRANSFERS OF FUNDS

    The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by California state law. As noted above, the Company and the Bank consented to formal regulatory orders by the Federal Reserve Bank of San Francisco, and the Bank consented to a formal regulatory order by the California State Banking Department. Under these orders, the Company is prohibited from paying cash dividends, and the Bank may be restricted from transferring funds to the Company without prior regulatory approval.

    In addition to the limitations imposed under the formal supervisory orders noted above, there are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, pay a cash dividend in an amount not exceeding the greater of the retained earnings of the bank, the net income for such bank's last preceding fiscal year and the net income of the bank for its current fiscal year.

    As a Federal Reserve member bank, there are separate limitations imposed under applicable Federal Reserve Board regulations with respect to the Bank's ability to pay dividends to the Company. In particular, the prior approval of the Federal Reserve Board is required if the total of all dividends declared by a Federal Reserve member bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus or to a fund for the retirement of preferred stock. Such approval authority may be delegated to the local Federal Reserve Bank under certain circumstances.

    The Federal Reserve Board also has the authority to prohibit the Bank from engaging in activities that, in the Federal Reserve Board's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Federal Reserve Board could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. The Superintendent may impose similar limitations on the conduct of California-chartered banks. As discussed above, both the Company and the Bank have consented to formal supervisory actions by their regulators. See "Item 1. Business -- Supervision and Regulation -- Prompt Corrective Action and Other Enforcement Mechanisms," and "Supervision and Regulation -- Capital Standards" for a discussion of these additional restrictions on capital distributions.

    The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business -- Supervision and Regulation -- Prompt Corrective Action and Other Enforcement Mechanisms."

    CAPITAL STANDARDS

    The Federal Reserve Board has adopted minimum risk-based capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as commitments, letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0.0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100.0% for assets with relatively high credit risk, such as business loans.

    A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. Federal banking regulators measure risk-adjusted assets, which includes off-balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital consists of the allowance for loan losses, cumulative preferred stock, long-term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8.0% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4.0%.

    In addition to the risk-based capital guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total quarterly average assets, referred to as the Tier 1 leverage ratio. For a banking organization rated in the highest of the five categories used by federal banking regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total quarterly average assets is 3.0%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3.0% minimum, or 4.0% to 5.0%. In addition to these uniform risk-based capital guidelines and leverage ratio requirements that apply across the industry, the federal banking regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency.

    In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional banking activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

    In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark percentages of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of: (a) 100.0% of assets classified loss; (b) 50.0% of assets classified doubtful; (c) 15.0% of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

    Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. See "Item 1. Business -- Recent Accounting Pronouncements." The federal banking agencies recently issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10.0% of Tier 1 Capital. The amount of any deferred tax asset in excess of this limit would be excluded from Tier 1 Capital and total assets for purposes of regulatory risk-based capital calculations.

    Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

    The following table presents the capital ratios for the Bank, compared to its minimum regulatory capital requirements, as of December 31, 1995:

                                                                               ACTUAL      MINIMUM CAPITAL
DECEMBER 31, 1995                                                               RATIO        REQUIREMENT
----------------------------------------------------------------------------  ---------  --------------------
Total risk-based capital ratio..............................................      11.4%           8.0%
Tier 1 risk-based capital ratio.............................................      10.2%           4.0%
Tier 1 leverage ratio.......................................................       7.7%           4.0%
Equity-to-assets ratio......................................................       7.1%           6.5%(1)

------------------------
(1) Required under the formal supervisory agreement with the California State Banking Department.

    PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

    Federal laws require each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including, but not limited to, those institutions which fall below one or more of the prescribed minimum required capital ratios. Such laws require each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: "well capitalized;" "adequately capitalized;" "undercapitalized;" "significantly undercapitalized;" and "critically undercapitalized."

    In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

                                                           TOTAL
                                                        RISK-BASED     TIER 1 RISK-BASED      TIER 1
CAPITAL CATEGORY                                       CAPITAL RATIO     CAPITAL RATIO    LEVERAGE RATIO
----------------------------------------------------  ---------------  -----------------  --------------
Well capitalized....................................         10.0%              6.0%              5.0%
Adequately capitalized..............................          8.0%              4.0%              4.0%
Undercapitalized....................................  LESS THAN 8.0%   LESS THAN 4.0%     LESS THAN 4.0%
Significantly undercapitalized......................  LESS THAN 6.0%   LESS THAN 3.0%     LESS THAN 3.0%
Critically undercapitalized (1).....................        N/A               N/A              N/A

------------------------
(1) Tangible equity to total assets less than 2.0%.

    An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

    The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital restoration plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions, and (iii) is likely to succeed in restoring the depository institution's capital.

    In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital restoration plan until the depository institution has been classified as adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5.0% of the depository institution's total assets at the time the institution became undercapitalized, or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

    An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect, to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates;
(iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; and (x) other restrictions as determined by the appropriate federal banking agency.

    Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions, and impose restrictions on rates paid on deposits, unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds each such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

    Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the federal regulators.

    In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of deposit insurance (in the case of a depository institution), the imposition of civil monetary penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

    SAFETY AND SOUNDNESS STANDARDS

    In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act (FDICIA). The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.
Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

    In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan-to-value limits that do not exceed the supervisory limits prescribed by the regulations.

    Appraisals for "real estate-related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required: for all transactions with a transaction value of $1.0 million or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federal-related transactions" must now comply with the federal agencies' appraisal standards. Federal-related transactions include: the sale, lease, purchase, investment in, or exchange of, real property or interests in real property; the financing or refinancing of real property; and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

    PREMIUMS FOR DEPOSIT INSURANCE

    Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund (BIF) administered by the FDIC. The FDIC is authorized to borrow up to $30.0 billion from the United States
Treasury, up to 90.0% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank, and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the premium assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

    The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as the BIF's reserve ratio is less than the specified "designated reserve ratio" of 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were 23 cents per $100 of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 cents to 31 cents per $100 of deposits effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 cents per $100 of deposits effective for the assessment period beginning January 1, 1996.

    Under the risk-based assessment system, a BIF member institution, such as the Bank, is categorized into one of the three capital categories: "well capitalized;" "adequately capitalized;" and "undercapitalized," and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A); demonstrates weaknesses that could result in significant deterioration (Group B); and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define "well capitalized," "adequately capitalized," and "undercapitalized" are the same as in the FDIC's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

    ASSESSMENT RATES EFFECTIVE THROUGH THE FIRST HALF OF 1995

CAPITAL CATEGORY                                                           GROUP A      GROUP B      GROUP C
-----------------------------------------------------------------------  -----------  -----------  -----------
Well capitalized.......................................................         23           26           29
Adequately capitalized.................................................         26           29           30
Undercapitalized.......................................................         29           30           31

    ASSESSMENT RATES EFFECTIVE THROUGH THE SECOND HALF OF 1995

CAPITAL CATEGORY                                                           GROUP A      GROUP B      GROUP C
-----------------------------------------------------------------------  -----------  -----------  -----------
Well capitalized.......................................................          4            7           21
Adequately capitalized.................................................          7           14           28
Undercapitalized.......................................................         14           28           31

    ASSESSMENT RATES EFFECTIVE JANUARY 1, 1996

CAPITAL CATEGORY                                                           GROUP A      GROUP B      GROUP C
-----------------------------------------------------------------------  -----------  -----------  -----------
Well capitalized.......................................................          0*           3           17
Adequately capitalized.................................................          3           10           24
Undercapitalized.......................................................         10           24           27

------------------------
* Subject to a statutory minimum assessment of $2,000 per year (which also applies to all other assessment risk classifications).

    At December 31, 1995, the Bank's assessment rate was equivalent to a well capitalized, group B institution.

    A number of proposals have recently been introduced in the U.S. Congress to address the disparity in bank and thrift deposit insurance premiums. On September 19, 1995, legislation was approved by the U.S. House of Representatives Banking Committee that would, among other things: (i) impose a requirement on all Savings Association Insurance Fund (SAIF) member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 85 cents per $100 in deposits as of March 31, 1995, which assessment would be due as of January 1, 1996; (ii) spread the responsibility for Financing Corporation interest payments across all FDIC-insured institutions on a pro-rata basis, subject to certain exceptions;
(iii) require that deposit insurance premium assessment rates applicable to SAIF member institutions be no less than deposit insurance premium assessment rates applicable to BIF member institutions; (iv) provide for a merger of the BIF and the SAIF as of January 1, 1998; (v) require savings associations to convert to state or national bank charters by January 1, 1998; (vi) require savings associations to divest any activities not permissible for commercial banks within five years; (vii) eliminate the bad-debt reserve deduction for savings associations, although savings associations would not be required to recapture into income their accumulated bad-debt reserves; (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1, 1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered (subject to certain limitations); and (ix) abolish the Office of Thrift Supervision (OTS) and transfer the OTS's regulatory authority to the other federal banking agencies. The legislation would also provide that any savings association that would become undercapitalized under the prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of periodic assessments under the current rate schedule following the recapitalization of the SAIF.

    The U.S. Senate Banking Committee adopted similar legislation on September 20, 1995. The U.S. Senate proposal would similarly impose a one-time special assessment on savings associations in order to recapitalize the SAIF, and includes provisions similar to certain others contained in the U.S. House of Representatives legislation. Unlike the U.S. House of Representatives legislation, however, the U.S. Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters.

    In light of the different proposals currently under consideration and the general uncertainty of the legislative process, Management cannot predict whether the proposed legislation will be passed or in what form. Accordingly, the effect of any such legislation on the Company and the Bank cannot be determined.

    INTERSTATE BANKING AND BRANCHING

    In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10.0% of the total amount of deposits of insured depository institutions in the United States, or (b) 30.0% or more of the deposits of insured depository institutions in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

    The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

    In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and "de novo" branching into California are not permitted. Although the Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, Management is unable to assess the impact that such increased competition may have on the Company's operations.

    COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

    The Bank  is subject  to  certain fair  lending requirements  and  reporting obligations involving home mortgage lending operations and Community Reinvestment Act (CRA) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. The Federal Reserve Board has rated the Bank "satisfactory" in complying with its CRA obligations.

    In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination; evidence of disparate treatment; and evidence of disparate impact. In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1990, the Financial Accounting Standards Board (FASB) issued SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" effective for fiscal years beginning after December 15, 1992. In November 1992, the FASB issued SFAS No. 112, "Employers' Accounting For Post-Employment Benefits" effective for fiscal years beginning after December 15, 1993. SFAS No. 106 and SFAS No. 112 focus primarily on post-retirement health care benefits. The Company does not provide post-retirement benefits, and SFAS No. 106 and SFAS No. 112 have no impact on the consolidated financial position or results of operations of the Company.

    In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which was effective for the Company as of December 31, 1992. SFAS No. 107 requires financial intermediaries to disclose, either in the body of their financial statements or in the accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." SFAS No. 107 defines "fair value" as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are deemed the best evidence of the fair value of such instruments. Most deposit and loan instruments issued by financial intermediaries are subject to SFAS No. 107, and it requires financial statement disclosure of the fair value of most of the assets and liabilities of financial intermediaries such as the Company and the Bank. The disclosures required by SFAS No. 107 at December 31, 1995 are presented in Note 11 to the Company's consolidated financial statements. See "Item 8. Financial Statements and Supplementary Data." Management is unable to predict what effect, if any, such disclosure requirements could have on the market price of the common stock of the Company or its ability to raise funds in the financial markets.

    In February 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes," which superseded SFAS No. 96 of the same title. SFAS No. 109, which was adopted by the Company on

January 1, 1993, employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. There was no cumulative or current period effect of adopting SFAS No. 109 on the Company's consolidated financial position or results of operations.

    In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, by reference to an observable market price, or by the fair value of the collateral if the loan is collateral-dependent. SFAS No. 114 also clarifies the existing accounting for in-substance foreclosures by stating that a collateral-dependent real estate loan would be reported as other real estate owned only if the lender had taken possession of collateral.

    SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" amended SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that, SFAS No. 118 eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 did not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral-dependent. SFAS No. 118 amended the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The Company adopted SFAS No. 114 and SFAS No. 118 for the year ended December 31, 1995. The adoption of these two Statements did not have a material adverse effect on the Company's consolidated financial position or results of operations.

    In May 1993, the FASB issued SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are classified in three categories and accounted for as follows: (i) debt securities that the entity has the ability and positive intent to hold to maturity would be classified as "held-to-maturity" and reported at amortized cost; (ii) debt and equity securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in the results of operations; and (iii) debt and equity securities not classified as either securities "held-to-maturity" or as trading securities would be classified as securities "available-for-sale," and reported at fair value, with unrealized gains and losses excluded from the results of operations and reported as a separate component of shareholders' equity. The Company adopted SFAS No. 115 on January 1, 1994. The cumulative effect of this change in accounting principle is reflected in the statement of shareholders' equity presented in the Company's consolidated financial statements. See "Item 8. Financial Statements and Supplementary Data."

    In October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement addresses additional disclosure requirements for derivatives and other complex financial instruments. The Company adopted SFAS No. 119 on December 31, 1994. The Company did not enter into any derivative transactions during 1995 which would require disclosure under the provisions of SFAS No. 119.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." The disclosure requirements of this Statement are effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. SFAS No. 123 encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is realized as an expense over the service or vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount which must be paid to acquire the stock.

    The Company adopted SFAS No. 123, effective January 1, 1996. Based upon the information available as of December 31, 1995, the effect of adoption on the consolidated financial position and results of operations of the Company is not expected to be material.

OTHER RISK FACTORS

    A number of risk factors which could potentially impact the Company's consolidated financial position, earnings and growth have been addressed in the preceding sections within Item 1. These risk factors include the following:

        Competition (see Item 1. "Competition");

        Economic conditions (see Item 1. "Economic Conditions, Government Policies and Legislation");

        Government policies, legislation and regulation (see Item 1. "Economic Conditions, Government Policies and Legislation" and "Supervision and Regulation");

        Interest rate risk (see Item 1. "Economic Conditions, Government Policies and Legislation");

        Regulatory  enforcement   actions   (see  Item   1.   "Supervision   and
    Regulation");

        Regulatory change (see Item 1. "Supervision and Regulation"); and

        Capital requirements (see Item 1. "Supervision and Regulation").

    In addition to the risk factors listed above, Management has identified additional risk factors as outlined below. This listing of risk factors is not intended to be an all inclusive list.

    CAPITAL MARKETS

    General conditions in the capital markets, in particular those related to public stock offerings, may have an impact on the Bank. One consequence of an active market for public stock offerings is the payoff or reduction of a portion of the Bank's loans by some of its clients which complete public stock offerings. Such a reduction in outstanding loans, if significant, could adversely affect the Company's consolidated earnings.

    LEGAL PROCEEDINGS

    The Bank and the Company are periodically the subjects of certain lawsuits and claims arising in the ordinary course of business. In the event an adverse ruling or series of such rulings were to occur, the Bank's and/or the Company's liability relating to these actions could potentially have a material adverse effect on the Company's consolidated financial position, earnings and growth.

    CREDIT RISK

    Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. While the Bank follows underwriting and credit monitoring procedures which it believes are appropriate in growing and managing its loan portfolio, in the event of nonperformance by these other parties, the Bank's potential exposure to credit losses could significantly affect the Company's consolidated financial position, earnings and growth.

    LIQUIDITY RISK

    The Bank regularly enters into commitments to extend credit to its customers. Management's determination of the actual liquidity needs of the Bank contemplates that a nominal percentage of the total balance of unused and available commitments will be advanced to the Bank's customers within a short-term time frame. Were a substantial portion of these available commitments to be drawn upon during this time frame, the Bank's ability to fund the commitments, as well as maintain continuing operations, could be adversely impaired.

ITEM 2.  PROPERTIES

    Early in 1995, the Bank received regulatory approval to relocate its corporate headquarters and main branch and entered into a 10 year lease on a two story office building, consisting of approximately 100,000 square feet, located at 3003 Tasman Drive, Santa Clara, California. This move was completed by December 1995. Concurrent with this move, the Bank closed its existing branches and operational offices in San Jose and Santa Clara, California and consolidated them into the nearby headquarters. Management believes that the consolidation and relocation of these banking offices in Northern California will not have an adverse impact on the business of the Bank, its clients or the Company.

    In addition to the headquarters lease in Santa Clara, the Bank has entered into various other leases for properties that serve as branches and/or loan offices. These properties are located in the following locations: Palo Alto, California; Menlo Park, California; Newport Beach, California; San Diego, California; Rockville, Maryland; Wellesley, Massachusetts; and Beaverton, Oregon. All Bank properties are occupied under leases which expire at various dates through June 2005, and in most instances, include options to renew or extend at market rates and terms.

    The Bank has received regulatory approval during 1996 to open loan offices in Bellevue, Washington, St. Helena, California and Beverly Hills, California.

    The Bank owns leasehold improvements and furniture, fixtures and equipment at its offices, all of which are used in the banking business. Management believes that the Company's and Bank's facilities are well maintained and are adequate to meet current and foreseeable future requirements.

ITEM 3.  LEGAL PROCEEDINGS

    There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 1995, or at the date of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote by the shareholders of the Company's common stock during the fourth quarter of 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market System under the symbol "SIVB."

    The following table presents the high and low sales prices for the Company's common stock for each quarterly period during the last two years, based on the daily closing price as reported by the NASDAQ National Market System:

                                                                        1995                  1994
                                                                --------------------  --------------------
QUARTER                                                            LOW       HIGH        LOW       HIGH
--------------------------------------------------------------  ---------  ---------  ---------  ---------
First.........................................................  $   13.00  $   15.00  $    9.00  $   10.50
Second........................................................  $   13.75  $   18.00  $    9.75  $   10.75
Third.........................................................  $   16.75  $   21.50  $   10.25  $   13.25
Fourth........................................................  $   19.00  $   25.00  $   11.25  $   13.50

SHAREHOLDERS

    The number of shareholders of record of the Company's common stock was 693 as of February 9, 1996.

DIVIDENDS

    The Company declared no cash dividends in 1994 or 1995, and is restricted from paying dividends without prior regulatory approval. See "Item 1. Business -- Supervision and Regulation -- Formal Supervisory Actions and -- Dividends and Other Transfers of Funds," and "Item 8. Financial Statements and Supplementary Data -- Note 13 to the Consolidated Financial Statements -- Regulatory Matters."

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Company's financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to the Company's prior years results to conform with 1995 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

                                                                   YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------
                                                  1995           1994          1993         1992         1991
                                              -------------  -------------  -----------  -----------  -----------
                                                 (DOLLARS AND NUMBERS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT SUMMARY:
  Net interest income.......................  $      73,952  $      60,260  $    50,410  $    53,832  $    45,447
  Provision for loan losses.................          8,737          3,087        9,702       35,382        4,083
  Noninterest income........................         12,565          4,922        9,316        4,277        2,295
  Noninterest expense.......................         47,925         45,599       47,357       26,418       22,430
  Income (loss) before taxes................         29,855         16,496        2,667       (3,691)      21,229
  Income tax expense (benefit)..............         11,702          7,430        1,066       (1,479)       8,975
  Net income (loss).........................         18,153          9,066        1,601       (2,212)      12,254
PER COMMON SHARE (1):
  Net income (loss).........................  $        1.98  $        1.06  $      0.20  $     (0.28) $      1.71
  Book value................................          11.71           9.08         8.48         8.36         8.57
  Cash dividends declared...................             --             --           --         0.03         0.06
  Weighted average common shares
   outstanding..............................          9,164          8,575        8,201        7,836        7,168
YEAR-END BALANCE SHEET SUMMARY:
  Loans, net of unearned income.............  $     738,405  $     703,809  $   564,555  $   630,976  $   593,312
  Assets....................................      1,407,587      1,161,539      992,289      959,312      869,459
  Deposits..................................      1,290,060      1,075,373      914,959      888,069      798,877
  Shareholders' equity......................        104,974         77,257       70,336       65,987       66,395
AVERAGES:
  Loans, net of unearned income.............  $     681,255  $     592,759  $   574,372  $   647,537  $   527,967
  Assets....................................      1,165,004        956,336      917,569      942,256      799,936
  Deposits..................................      1,060,333        877,787      846,298      866,084      739,137
  Shareholders' equity......................         91,710         73,461       68,198       70,860       53,418
CAPITAL RATIOS:
  Average shareholders' equity to average
   assets...................................           7.9%           7.7%         7.4%         7.5%         6.7%
  Total risk-based capital ratio............          11.9%          10.1%        11.3%        10.2%        11.0%
  Tier 1 risk-based capital ratio...........          10.6%           8.9%        10.1%         9.0%         9.8%
  Tier 1 leverage ratio.....................           8.0%           8.3%         6.9%         6.5%         6.4%
SELECT FINANCIAL RATIOS:
  Net interest margin.......................           7.1%           7.2%         6.4%         6.4%         6.3%
  Efficiency ratio..........................          60.6%          68.3%        68.9%        42.4%        47.3%
  Return on average assets..................           1.6%           0.9%         0.2%       (0.2)%         1.5%
  Return on average shareholders' equity....          19.8%          12.3%         2.3%       (3.1)%        22.9%

------------------------
(1) Per share data has been restated for stock dividends and stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to the Company's prior years results to conform with 1995 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

RESULTS OF OPERATIONS

    EARNINGS SUMMARY

    The Company reported net income in 1995 of $18.2 million, or $1.98 per share, compared with net income for 1994 and 1993 of $9.1 million, or $1.06 per share, and $1.6 million, or $0.20 per share, respectively. Return on average equity in 1995 was 19.8%, compared with 12.3% in 1994 and 2.3% in 1993. Return on average assets in 1995 improved to 1.6%, up from 0.9% in 1994 and 0.2% in 1993.

    The increase in net income in 1995 as compared with 1994 resulted from growth in net interest income and noninterest income, offset by increases in both the provision for loan losses and noninterest expense. The increase in 1994 net income as compared with 1993 was due to growth in net interest income and improved credit quality, which resulted in a corresponding decrease in the provision for loan losses and other credit-related expenses from 1993 levels. The major components of net income and changes in these components are summarized in the following table for the years ended December 31, 1995, 1994 and 1993, and are discussed in more detail below.

                                                                      YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------------------
                                                                           1995 TO 1994             1994 TO 1993
                                                                             INCREASE                 INCREASE
                                                       1995       1994      (DECREASE)     1993      (DECREASE)
                                                     ---------  ---------  ------------  ---------  ------------
                                                                       (DOLLARS IN THOUSANDS)
Net interest income................................  $  73,952  $  60,260   $   13,692   $  50,410   $    9,850
Provision for loan losses..........................      8,737      3,087        5,650       9,702       (6,615)
Noninterest income.................................     12,565      4,922        7,643       9,316       (4,394)
Cost of other real estate owned....................        (12)     1,382       (1,394)     10,234       (8,852)
Other noninterest expense..........................     47,937     44,217        3,720      37,123        7,094
                                                     ---------  ---------  ------------  ---------  ------------
Income before income taxes.........................     29,855     16,496       13,359       2,667       13,829
Income tax expense.................................     11,702      7,430        4,272       1,066        6,364
                                                     ---------  ---------  ------------  ---------  ------------
Net income.........................................  $  18,153  $   9,066   $    9,087   $   1,601   $    7,465
                                                     ---------  ---------  ------------  ---------  ------------
                                                     ---------  ---------  ------------  ---------  ------------

    NET INTEREST INCOME AND MARGIN

    Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits, and is the principal source of revenue for the Company. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of
taxable-equivalent   interest  income  expressed  as  a  percentage  of  average interest-earning assets. The average rate paid on funding sources expresses interest expense as a percentage of average interest-earning assets.

    The following table sets forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the years ended December 31, 1995, 1994 and 1993.

                                                    YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------------------
                                             1995                               1994
                              ----------------------------------  ---------------------------------
                                                       AVERAGE                            AVERAGE
                               AVERAGE                YIELD AND    AVERAGE               YIELD AND
                               BALANCE    INTEREST      RATE       BALANCE   INTEREST      RATE
                              ----------  ---------  -----------  ---------  ---------  -----------
                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal funds sold and
   securities purchased
   under agreement to
   resell (1)...............  $  188,415  $  11,041         5.9%  $  37,092  $   1,397         3.8%
Investment securities:
  Taxable...................     169,740      9,985         5.9     197,898     10,804         5.5
  Non-taxable (2)...........       6,911        699        10.1       8,167        829        10.1
Loans: (3), (4), (5)
  Commercia1................     587,343     70,166        11.9     505,196     54,588        10.8
  Real estate construction
   and term (6).............      70,698      7,209        10.2      64,149      5,609         8.7
  Consumer and other........      23,214      2,392        10.3      23,414      2,115         9.0
                              ----------  ---------         ---   ---------  ---------         ---
    Total loans.............     681,255     79,767        11.7     592,759     62,312        10.5
                              ----------  ---------         ---   ---------  ---------         ---
Total interest-earning
 assets.....................   1,046,321    101,492         9.7     835,916     75,342         9.0
                              ----------  ---------         ---   ---------  ---------         ---
Cash and due from banks.....     114,431                            121,792
Allowance for loan losses...     (24,055)                           (25,671)
Other real estate owned.....       5,752                              9,711
Other assets................      22,555                             14,588
                              ----------                          ---------
Total assets................  $1,165,004                          $ 956,336
                              ----------                          ---------
                              ----------                          ---------
Funding sources:
Interest-bearing
 liabilities:
  Money market, NOW and
   savings deposits.........  $  629,023     24,944         4.0   $ 480,354     12,859         2.7
  Time deposits.............      65,426      2,349         3.6      66,365      1,911         2.9
  Federal funds purchased...          38          2         5.3         498         22         4.4
                              ----------  ---------         ---   ---------  ---------         ---
  Total interest-bearing
   liabilities..............     694,487     27,295         3.9     547,217     14,792         2.7
  Portion of noninterest-
   bearing funding sources..     351,834                            288,699
                              ----------  ---------         ---   ---------  ---------         ---
Total funding sources.......   1,046,321     27,295         2.6     835,916     14,792         1.8
                              ----------  ---------         ---   ---------  ---------         ---
Noninterest-bearing funding
 sources:
  Demand deposits...........     365,884                            331,068
  Portion used to fund
   interest-earning
   assets...................    (351,834)                          (288,699)
  Other liabilities.........      12,923                              4,590
  Shareholders' equity......      91,710                             73,461
                              ----------                          ---------
Total liabilities and
 shareholders' equity.......  $1,165,004                          $ 956,336
                              ----------                          ---------
                              ----------                          ---------
Net interest income and
 margin.....................              $  74,197         7.1%             $  60,550         7.2%
                                          ---------         ---              ---------         ---
                                          ---------         ---              ---------         ---
Memorandum: Total deposits..  $1,060,333                          $ 877,787
                              ----------                          ---------
                              ----------                          ---------


                                             1993
                              -----------------------------------
                               AVERAGE              AVERAGE YIELD
                               BALANCE   INTEREST     AND RATE
                              ---------  ---------  -------------

Interest-earning assets:
  Federal funds sold and
   securities purchased
   under agreement to
   resell (1)...............  $  91,753  $   2,772          3.0%
Investment securities:
  Taxable...................    113,570      7,129          6.3
  Non-taxable (2)...........      9,815        932          9.5
Loans: (3), (4), (5)
  Commercia1................    465,398     46,075          9.9
  Real estate construction
   and term (6).............     73,073      4,966          6.8
  Consumer and other........     35,901      2,518          7.0
                                                             --
                              ---------  ---------
    Total loans.............    574,372     53,559          9.3
                                                             --
                              ---------  ---------
Total interest-earning
 assets.....................    789,510     64,392          8.2
                                                             --
                              ---------  ---------
Cash and due from banks.....    119,416
Allowance for loan losses...    (23,350)
Other real estate owned.....     13,372
Other assets................     18,621
                              ---------
Total assets................  $ 917,569
                              ---------
                              ---------
Funding sources:
Interest-bearing
 liabilities:
  Money market, NOW and
   savings deposits.........  $ 459,041     11,330          2.5
  Time deposits.............     86,925      2,335          2.7
  Federal funds purchased...         --         --           --
                                                             --
                              ---------  ---------
  Total interest-bearing
   liabilities..............    545,966     13,665          2.5
  Portion of noninterest-
   bearing funding sources..    243,544
                                                             --
                              ---------  ---------
Total funding sources.......    789,510     13,665          1.7
                                                             --
                              ---------  ---------
Noninterest-bearing funding
 sources:
  Demand deposits...........    300,332
  Portion used to fund
   interest-earning
   assets...................   (243,544)
  Other liabilities.........      3,073
  Shareholders' equity......     68,198
                              ---------
Total liabilities and
 shareholders' equity.......  $ 917,569
                              ---------
                              ---------
Net interest income and
 margin.....................             $  50,727          6.4%
                                                             --
                                                             --
                                         ---------
                                         ---------
Memorandum: Total deposits..  $ 846,298
                              ---------
                              ---------

------------------------------
(1) Includes average interest-bearing deposits in other financial institutions of $378, $455, and $71 in 1995, 1994, and 1993, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1995, 1994 and 1993. These adjustments were $245, $290, and $317 for the years ended December 31, 1995, 1994, and 1993, respectively.
(3) Average loans include average nonaccrual loans of $16,146, $41,362, and $48,059 in 1995, 1994, 1993, respectively.
(4) Average loans are net of average unearned income of $3,352, $3,965, and $3,982 in 1995, 1994, and 1993, respectively.
(5) Loan interest income includes loan fees of $7,970, $8,886, and $7,814 in 1995, 1994, and 1993, respectively.
(6) In accordance with Statement of Financial Accounting Standards No. 114, in-substance foreclosure loans have been reclassified from other real estate owned (OREO) to real estate construction and term loans. The reclassified amounts are $6,767 and $22,434 in 1994 and 1993, respectively.

    Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as
"volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to volume and rate changes for the years indicated. Changes relating to investments in municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1995, 1994 and 1993.

                                                   1995 COMPARED TO 1994             1994 COMPARED TO 1993
                                              -------------------------------  ---------------------------------
                                                INCREASE (DECREASE) DUE TO        INCREASE (DECREASE) DUE TO
                                                         CHANGE IN                         CHANGE IN
                                              -------------------------------  ---------------------------------
                                               VOLUME      RATE       TOTAL      VOLUME       RATE       TOTAL
                                              ---------  ---------  ---------  ----------  ----------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Interest income:
  Federal funds sold and securities
   purchased under agreement
   to resell................................  $   8,867  $     777  $   9,644  $   (2,058) $      683  $  (1,375)
  Investment securities.....................     (1,779)       830       (949)      4,636      (1,064)     3,572
  Loans.....................................     10,362      7,093     17,455       3,621       5,132      8,753
                                              ---------  ---------  ---------  ----------  ----------  ---------
Increase in interest income.................     17,450      8,700     26,150       6,199       4,751     10,950
                                              ---------  ---------  ---------  ----------  ----------  ---------
Interest expense:
  Money market, NOW and savings deposits....      5,895      6,190     12,085         571         958      1,529
  Time deposits.............................        (34)       472        438        (592)        168       (424)
  Federal funds purchased...................        (24)         4        (20)         22          --         22
                                              ---------  ---------  ---------  ----------  ----------  ---------
Increase in interest expense................      5,837      6,666     12,503           1       1,126      1,127
                                              ---------  ---------  ---------  ----------  ----------  ---------
Increase in net interest income.............  $  11,613  $   2,034  $  13,647  $    6,198  $    3,625  $   9,823
                                              ---------  ---------  ---------  ----------  ----------  ---------
                                              ---------  ---------  ---------  ----------  ----------  ---------

    Net interest income, on a fully taxable-equivalent basis, totaled $74.2 million in 1995, an increase of $13.6 million, or 22.5%, from the $60.6 million total in 1994. The increase in net interest income was the result of a $26.2 million, or 34.7%, increase in interest income, offset by a $12.5 million, or 84.5%, increase in interest expense over the comparable prior year period. In 1994, net interest income, on a fully taxable-equivalent basis, increased $9.8 million, or 19.4%, compared to the $50.7 million earned in 1993. This increase was primarily attributable to an $11.0 million increase in interest income compared to 1993 due to growth in average loans and the effect of rising market interest rates throughout 1994.

    The $26.2 million increase in 1995 interest income, as compared to 1994, was the result of a $17.5 million favorable volume variance and a $8.7 million favorable rate variance. The favorable volume variance resulted from a $210.4 million, or 25.2%, increase in average interest-earning assets over the comparable prior year period. This increase was comprised of loans, which increased $88.5 million, and lower-yielding liquid investments in federal funds sold and securities purchased under agreement to resell, which increased $151.3 million, and was offset by a $29.4 million decrease in investment securities due to maturities and paydowns. Though average loans in 1995 increased from the prior year due to commercial loan growth of $82.1 million, average loans were negatively impacted during 1995 by the initial public offering (IPO) market, as the Company experienced an unusually large amount of loan payoffs in connection with a number of its clients completing public stock offerings. The increase in average federal funds sold and securities purchased under agreement to resell resulted from significant growth in the Company's deposits, and Management's decision to invest excess funds in short-term liquid investments due to the relatively flat interest rate environment during much of 1995.

    The increase in market interest rates throughout 1994 and the early part of 1995 also contributed to the growth of interest income in 1995. Interest income in 1995 increased $8.7 million, as compared to 1994, due to a 70 basis points increase in the average yield on interest-earning assets. Of this increase, $7.1 million was attributable to loans, as the average yield on loans increased to 11.7% in 1995, up from 10.5% in 1994. This increase in the average yield on loans during 1995 was related to the aforementioned increase in market interest rates, as a substantial portion of the Company's loans are prime-rate based.

    Interest income increased $11.0 million from 1993 to 1994. The growth in average interest-earning assets during 1994 resulted in a $6.2 million favorable impact on interest income as compared to 1993. Average interest-earning assets increased $46.4 million, or 5.9%, to $835.9 million in 1994, compared to $789.5 million in 1993. During 1994, average loans increased $18.4 million, or 3.2%, from 1993 due to increased loan demand resulting from improving economic conditions, increased marketing efforts by the Company, and a general slowing in the marketplace for IPOs compared to the prior year. Average investment securities increased and average federal funds sold decreased in 1994 compared to 1993 as a result of Management's decisions in late 1993 and early 1994 to invest excess funds in longer-term investment securities as opposed to federal funds sold. Rising market interest rates throughout 1994 contributed to a $4.8 million increase in interest income over 1993, as the average yield on interest-earning assets in 1994 increased 80 basis points over the 1993 average yield.

    Total interest expense in 1995 increased $12.5 million from the total in 1994 due to increases in both the volume of and rates paid on interest-bearing liabilities. The $147.3 million, or 26.9%, increase in average interest-bearing liabilities during 1995 was concentrated in higher-rate money market deposits, and resulted in a $5.8 million increase in the cost of funding during 1995. Changes in the rates paid on interest-bearing liabilities also had an unfavorable impact on 1995 interest expense as compared to the prior year. The rising interest rate environment during 1994 and early 1995 led to a $6.7 million increase in interest expense, as the average rate paid on interest-bearing liabilities increased 120 basis points from 1994 to 1995. Average interest-bearing liabilities in 1994 were flat compared to 1993, resulting in little change in interest expense for 1994 as compared to 1993.

    PROVISION FOR LOAN LOSSES

    The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's continuous assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

    The provision for loan losses was $8.7 million in 1995, compared to $3.1 million and $9.7 million in 1994 and 1993, respectively. The $5.6 million, or 183.0%, increase in 1995 as compared to 1994 was related to an increase in nonperforming loans during 1995. The $6.6 million, or 68.2%, decrease in the provision for loan losses from 1993 to 1994 reflected Management's election to charge-off $5.5 million in nonperforming loans at year-end 1994.

    For a more detailed discussion of credit quality and the allowance for loan losses, see the Item 7 section entitled "Financial Condition -- Credit Quality and the Allowance for Loan Losses."

    NONINTEREST INCOME

    The following table summarizes the components of noninterest income for the past three years:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1994       1993
                                                                                    ---------  ---------  ---------
                                                                                        (DOLLARS IN THOUSANDS)
Disposition of client warrants....................................................  $   8,205  $   2,840  $   5,762
Letter of credit and foreign exchange income......................................      3,007      2,403      1,441
Deposit service charges...........................................................      1,402      1,533      1,712
Investment gains (losses).........................................................       (768)    (2,421)        69
Other.............................................................................        719        567        332
                                                                                    ---------  ---------  ---------
Total noninterest income..........................................................  $  12,565  $   4,922  $   9,316
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    Noninterest income increased $7.6 million, or 155.3%, in 1995 as compared to 1994. This growth was primarily attributable to a $5.4 million increase in income from the disposition of client warrants, as the Company exercised warrants held in some of its clients which completed public stock offerings, and a $1.7 million decrease in losses incurred through the sales of investment securities. Noninterest income decreased $4.4 million, or 47.2%, in 1994 as compared to 1993. The decrease in noninterest income from 1993 to 1994 was primarily due to a $2.9 million decline in income from the disposition of client warrants, as well as a $2.5 million increase in losses incurred through the sales of investment securities.

    The Company has historically obtained rights to acquire stock (in the form of warrants) in certain nonpublic clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming. Interest rates, loan fees and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond the control of the Company, including the general condition of the capital markets, and therefore cannot be predicted with any degree of accuracy and is likely to vary materially from period to period.

    Letter of credit fees, foreign exchange fees and other trade finance income totaled $3.0 million in 1995, an increase of $0.6 million, or 25.1%, from the $2.4 million earned in 1994, and an increase of $1.6 million, or 108.7%, from the total in 1993. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related services among the Company's client base.

    Deposit service charges were $1.4 million, $1.5 million and $1.7 million in 1995, 1994 and 1993, respectively. These service charges decreased $0.1 million, or 8.6%, from 1994 to 1995, and $0.2 million, or 10.5%, from 1993 to 1994.
Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized as deposit service charges. As interest rates rose during 1994 and early 1995, the earnings credits were higher, thus lowering the amount of explicit deposit service charges.

    The Company incurred $0.8 million in losses through sales of investment securities during 1995, a $1.7 million, or 68.3%, decrease from the prior year. The securities sold during 1995 were primarily mortgage-backed securities. The $2.4 million in securities losses realized during 1994 resulted from the sale of $129.5 million of the Company's available-for-sale investment portfolio and included mortgage-backed securities, as well as U.S. Treasury and U.S. agencies securities. All sales of investment securities were conducted as a normal component of the Company's interest rate risk and liquidity management activities.

    NONINTEREST EXPENSE

    Noninterest expense in 1995 totaled $47.9 million, a $2.3 million, or 5.1%, increase from 1994. Noninterest expense was $45.6 million in 1994, a $1.8 million, or 3.7%, decrease from 1993. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses incurred through sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio improved to 60.6% in 1995, down from 68.3% in 1994 and 68.9% in 1993. The following table presents the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:

                                                                       YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------
                                                       1995                      1994                      1993
                                             ------------------------  ------------------------  ------------------------
                                                         PERCENT OF                PERCENT OF                PERCENT OF
                                                          ADJUSTED                  ADJUSTED                  ADJUSTED
                                              AMOUNT      REVENUES      AMOUNT      REVENUES      AMOUNT      REVENUES
                                             ---------  -------------  ---------  -------------  ---------  -------------
                                                                        (DOLLARS IN THOUSANDS)
Compensation and benefits..................  $  27,161        34.3%    $  23,249        35.9%    $  18,601        34.5%
Professional services......................      4,565         5.8         4,688         7.2         5,070         9.4
Occupancy..................................      3,616         4.6         2,639         4.1         1,735         3.2
Equipment..................................      3,235         4.1         1,712         2.6         1,160         2.2
FDIC deposit insurance.....................      1,385         1.8         2,406         3.7         2,452         4.6
Data processing services...................        824         1.0         1,319         2.0           981         1.8
Corporate legal and litigation.............        595         0.8         2,567         4.0         2,140         4.0
Client services............................        410         0.4         1,073         1.8         1,489         2.7
Other......................................      6,146         7.8         4,564         7.0         3,495         6.5
                                             ---------         ---     ---------         ---     ---------         ---
Total excluding cost of other real estate
 owned.....................................     47,937        60.6%       44,217        68.3%       37,123        68.9%
                                                               ---                       ---                       ---
                                                               ---                       ---                       ---
Cost of other real estate owned............        (12)                    1,382                    10,234
                                             ---------                 ---------                 ---------
Total noninterest expense..................  $  47,925                 $  45,599                 $  47,357
                                             ---------                 ---------                 ---------
                                             ---------                 ---------                 ---------

    Compensation and benefits expenses were $27.2 million in 1995, a $3.9 million, or 16.8%, increase over the 1994 total of $23.2 million. Total compensation and benefits expenses were $18.6 million in 1993. The number of average full-time equivalent (FTE) staff employed by the Company during 1995 was 336 compared with 299 and 261 in 1994 and 1993, respectively. The increase in FTE from 1993 through 1995 was primarily due to the expansion of the Company's lending staff in response to the growth in the client base, as well as an effort to develop new lending markets.

    Professional services expenses were $4.6 million in 1995, a $0.1 million, or 2.6%, decrease from the $4.7 million incurred in 1994. Total professional services expenses in 1994 were $0.4 million, or 7.5%, lower than the $5.1 million incurred in 1993. The level of these expenses during each of the past three years reflects the extensive efforts undertaken by the Company to build its infrastructure.

    Occupancy and equipment expenses totaled $6.9 million in 1995, an increase of $2.5 million, or 57.5%, compared to the prior year total of $4.4 million. Total occupancy and equipment expenses in 1994 increased $1.5 million, or 50.3%, from the $2.9 million incurred in 1993. The most significant component of the increase from 1994 to 1995 was related to certain non-recurring costs incurred in connection with the Company's move into a new headquarters facility. These non-recurring costs included both the disposal and purchase of premises and equipment. The move into the new facility was completed in the fourth quarter of 1995. The increases in occupancy and equipment expenses from 1993 to 1994 and 1994 to 1995 are also related to investments in office space, computer equipment and other costs associated with the Company's growth in personnel during those periods.

    FDIC deposit insurance expense was $1.4 million in 1995, a $1.0 million, or 42.4%, decrease from the total in 1994, and a $1.1 million, or 43.5%, decrease from the total in 1993. This decrease in 1995 from the expense levels of the past two years resulted from a reduction in the Bank's assessment rate in the third quarter of 1995 due to completion of the recapitalization of the Bank Insurance Fund. The Bank's assessment rate beginning January 1, 1996 was further reduced from the rate in effect for the fourth quarter of 1995. See "Item 1. Business -- Supervision and Regulation -- Premiums for Deposit Insurance."

    Data processing services expenses were $0.8 million in 1995, a decrease of $0.5 million, or 37.5%, from 1994. These expenses totaled $1.3 million and $1.0 million in 1994 and 1993, respectively. The increase in data processing services expenses in 1994 as compared to the total incurred in 1993 and 1995 was due to $0.4 million of non-recurring data processing conversion costs.

    Corporate legal and litigation expenses in 1995 totaled $0.6 million, a $2.0 million, or 76.8%, decrease from the $2.6 million incurred in 1994, and a $1.5 million, or 72.2%, decrease from the $2.1 million incurred in 1993. The 1994 and 1993 legal and litigation expenses incurred by the Company included a significant amount of expenditures associated with the defense of a shareholder class action lawsuit filed against the Company in June 1993. This lawsuit was settled in the third quarter of 1994.

    Client services expenses include courier expenses and related costs of loan and deposit operations. These expenses have declined from the 1993 total of $1.5 million, to $1.1 million in 1994 and $0.4 million in 1995, due to an increase in reimbursements from clients and a decline in client deposits related to the title and escrow industry, for which client services were provided.

    Other expenses in 1995 totaled $6.1 million, a significant increase from the $4.6 million and $3.5 million incurred in 1994 and 1993, respectively. The 1995 increase compared to the prior two years was related to increased travel and other miscellaneous expenses resulting from the Company's growth in staff and increased business development efforts.

    The net costs associated with other real estate owned (OREO) were minimal in 1995, as gains from the sales of OREO properties slightly exceeded the costs of maintaining all of the Company's OREO properties. The net costs of OREO decreased $1.4 million, or 100.9%, from 1994 to 1995, and $8.9 million, or 86.5%, from 1993 to 1994, as the Company's credit quality improved and a number of OREO properties were liquidated. The improvement in credit quality and the sales of OREO properties reduced the Company's average OREO balance from $13.4 million in 1993, to $9.7 million in 1994 and $5.8 million in 1995. The costs associated with OREO include: maintenance expenses; property taxes; marketing costs; net operating expense or income associated with income-producing properties; property write-downs; and gains or losses on the sales of such properties.

    INCOME TAXES

    The Company's effective tax rate was 39.2% in 1995, compared to 45.0% in 1994 and 40.0% in 1993. The reduction in the Company's 1995 effective tax rate, as compared to 1994, was attributable to adjustments in the Company's estimate of its tax liabilities. The increase in the effective rate for 1994, as compared to 1993, primarily relates to a decline in the level of interest income from non-taxable investments relative to total taxable income.

FINANCIAL CONDITION

    The Company's total assets were $1.4 billion at December 31, 1995, an increase of $246.0 million, or 21.2%, compared to $1.2 billion at December 31, 1994.

    FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Federal funds sold and securities purchased under agreement to resell totaled $257.1 million at December 31, 1995, an increase of $107.1 million, or 71.4%, compared to the $150.1 million outstanding at the prior year-end. This increase resulted from significant growth in the Bank's deposits, and Management's decision to invest excess funds in short-term investments due to the relatively flat interest rate environment at the end of 1995.

    INVESTMENT SECURITIES

    The following table details the composition of investments at December 31, 1995, 1994 and 1993:

                                                                                         DECEMBER 31,
                                                                             -------------------------------------
                                                                                1995         1994         1993
                                                                             -----------  -----------  -----------
                                                                                    (DOLLARS IN THOUSANDS)
U.S. Treasury securities...................................................  $    39,898  $    51,918  $    45,783
U.S. agencies and corporations:
  Discount notes and bonds.................................................      163,757       13,111       79,996
  Collateralized mortgage obligations......................................       57,207       73,541      111,523
  Mortgage-backed securities...............................................           --        8,933       11,405
Commercial paper...........................................................       52,523           --        3,780
Obligations of states and political subdivisions...........................        6,581        7,786        8,506
Other equity securities....................................................        1,343        1,200        1,013
                                                                             -----------  -----------  -----------
Total......................................................................  $   321,309  $   156,489  $   262,006
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    Investment securities totaled $321.3 million at December 31, 1995, which represented a $164.8 million, or 105.3%, increase over the December 31, 1994 balance of $156.5 million. The increase in investment securities was related to the Company's liquidity management activities, as a portion of the growth in the Bank's deposits during 1995 was invested in notes issued by U.S. agencies as well as commercial paper, rather than in federal funds sold and securities purchased under agreement to resell.

    The Company sold collateralized mortgage obligations and mortgage-backed securities with an amortized cost of $26.8 million in 1995, and U.S. Treasury and agencies securities as well as mortgage-backed securities with an amortized cost of $129.5 million in 1994. All investment securities sold in 1995 and 1994 were classified as available-for-sale, and all sales were conducted as a normal component of the Company's interest rate risk and liquidity management activities.

    Investment securities held by the Company at December 31, 1995 that were issued by a single party, excluding the U.S. Government and U.S. Government agencies and corporations, and exceeded 10.0% of the Company's shareholders' equity at year-end, consisted solely of $14.8 million in commercial paper issued by U.S. Lease Capital Corporation.

    The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities. The weighted average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Other equity securities were included in the table below as maturing after ten years.

                                                                                MATURING IN
                                                 --------------------------------------------------------------------------
                                                                                  AFTER ONE               AFTER FIVE
                                                         ONE YEAR                  YEAR TO                 YEARS TO
                                 TOTAL                   OR LESS                 FIVE YEARS                TEN YEARS
                        -----------------------  ------------------------  -----------------------  -----------------------
                                     WEIGHTED                 WEIGHTED                  WEIGHTED                 WEIGHTED
                          FAIR       AVERAGE       FAIR        AVERAGE       FAIR       AVERAGE       FAIR       AVERAGE
DECEMBER 31, 1995         VALUE       YIELD        VALUE        YIELD        VALUE       YIELD        VALUE       YIELD
----------------------  ---------  ------------  ---------  -------------  ---------  ------------  ---------  ------------
                                                              (DOLLARS IN THOUSANDS)
U.S. Treasury
 securities...........  $  39,898         6.3%   $   6,069         7.6%    $  33,829         6.1%          --          --
U.S. agencies and
 corporations:
  Discount notes and
   bonds..............    163,757         5.8      127,719         5.7        36,038         5.8           --          --
  Collateralized
   mortgage
   obligations........     57,207         5.0           --          --         3,905         4.8           --          --
Commercial paper......     52,523         5.8       52,523         5.8            --          --           --          --
Obligations of states
 and political
 subdivisions.........      6,581        10.1          288         9.8         5,270        10.1    $   1,023        10.3%
Other equity
 securities...........      1,343          --           --          --            --          --           --          --
                                                                    --
                        ---------         ---    ---------                 ---------         ---    ---------         ---
Total.................  $ 321,309         5.8%   $ 186,599         5.8%    $  79,042         6.2%   $   1,023        10.3%
                                                                    --
                                                                    --
                        ---------         ---    ---------                 ---------         ---    ---------         ---
                        ---------         ---    ---------                 ---------         ---    ---------         ---


                                 AFTER
                               TEN YEARS
                        ------------------------
                                     WEIGHTED
                          FAIR        AVERAGE
DECEMBER 31, 1995         VALUE        YIELD
----------------------  ---------  -------------

U.S. Treasury
 securities...........         --          --
U.S. agencies and
 corporations:
  Discount notes and
   bonds..............         --          --
  Collateralized
   mortgage
   obligations........  $  53,302         5.0%
Commercial paper......         --          --
Obligations of states
 and political
 subdivisions.........         --          --
Other equity
 securities...........      1,343          --
                                           --
                        ---------
Total.................  $  54,645         5.0%
                                           --
                                           --
                        ---------
                        ---------

    Collateralized mortgage obligations (CMOs) pose risks not associated with fixed maturity bonds, primarily related to the ability of the mortgage borrower to prepay the loan without penalty. This risk, known as prepayment risk, may cause the CMO to remain outstanding for a period of time different than that assumed at the time of purchase. When rates decline, prepayments generally increase causing the average expected remaining maturity of the CMO to decrease. Conversely, if interest rates rise, prepayments tend to decrease, lengthening the CMO's average expected remaining maturity.

    LOANS

    The composition of the loan portfolio as of December 31, net of unearned income, for each of the past five years is as follows:

                                                                           DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                     1995         1994         1993         1992         1991
                                                  -----------  -----------  -----------  -----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
Commercial......................................  $   622,488  $   613,469  $   470,649  $   499,609  $   395,394
Real estate term................................       56,845       58,977       49,710       44,829       41,553
Real estate construction........................       17,194       10,512       17,283       44,918      115,143
Consumer and other..............................       41,878       20,851       26,913       41,620       41,222
                                                  -----------  -----------  -----------  -----------  -----------
Total loans.....................................  $   738,405  $   703,809  $   564,555  $   630,976  $   593,312
                                                  -----------  -----------  -----------  -----------  -----------
                                                  -----------  -----------  -----------  -----------  -----------

    Total loans at December 31, 1995 were $738.4 million, a $34.6 million, or 4.9%, increase compared to the $703.8 million outstanding at December 31, 1994. Though total loans at December 31, 1995 were higher than at the prior year-end, loan balances throughout 1995 were negatively impacted by the IPO market, as the Company experienced an unusually large amount of loan payoffs in connection with a number of its clients having completed public stock offerings. These loan payoffs primarily affected the Company's commercial loan portfolio. Consumer and other loans at year-end 1995 were significantly higher than at the prior year-end, as the Company began offering personal lines of credit to executives of its clients in late 1994.

    The following tables set forth the maturity distribution of the Company's loans (reported on a gross basis) at December 31, 1995, for fixed and variable rate commercial and real estate construction loans:

                                                                                DECEMBER 31, 1995
                                                               ----------------------------------------------------
                                                                                AFTER
                                                                            ONE YEAR AND
                                                                ONE YEAR       THROUGH        AFTER
                                                                 OR LESS     FIVE YEARS    FIVE YEARS      TOTAL
                                                               -----------  -------------  -----------  -----------
                                                                              (DOLLARS IN THOUSANDS)
Fixed rate loans:
  Commercial.................................................  $    26,429   $    31,566    $  23,463   $    81,458
  Real estate construction...................................           --            --          162           162
                                                               -----------  -------------  -----------  -----------
    Total fixed rate loans...................................  $    26,429   $    31,566    $  23,625   $    81,620
                                                               -----------  -------------  -----------  -----------
                                                               -----------  -------------  -----------  -----------
Variable rate loans:
  Commercial.................................................  $   370,174   $   138,483    $  35,537   $   544,194
  Real estate construction...................................       17,484            --           --        17,484
                                                               -----------  -------------  -----------  -----------
    Total variable rate loans................................  $   387,658   $   138,483    $  35,537   $   561,678
                                                               -----------  -------------  -----------  -----------
                                                               -----------  -------------  -----------  -----------

    Upon maturity, loans satisfying the Company's credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. The Company does not grant loans with unconditional extension terms.

    Commercial loans to clients served by the Company's Technology and Special Industries Groups are generally secured by business and personal assets. Client credit needs are typically in the range of $1.0 million to $7.0 million, and advance rates do not typically exceed 80.0% of estimated collateral values. The Company's Technology Group focuses on commercial lending to companies within a variety of technology and life sciences industries, such as semiconductors, electronics, software, communications, peripherals, medical devices, biotechnology and others. The Company's Technology Group serves clients across the nation. These clients are generally not affected by local economic cycles as much as they are influenced by the global market conditions for their industry's products or services.

    Lenders in the Company's Special Industries Group (SIG) serve clients in a variety of middle-market commercial enterprises, primarily in Northern California. The Company's strategy is to identify under-served niches where a strong opportunity exists to serve targeted clients, generally those with credit needs under $10.0 million, by developing a high level of knowledge of the target market and its business cycles and risks. In 1994 and 1995, the Company identified the wine industry and religious institutions as two new niches, and in 1996 has identified a niche within the entertainment industry. The Company has commenced lending operations related to all three of these new niches.

    Within SIG, the Company's Real Estate Division is selectively involved in lending operations related to real estate construction projects, including "owner-build-to-suit" residences and "pre-leased" commercial buildings. In addition, the Real Estate Division supports other Bank lending groups with its expertise in real estate lending. Real estate term loans are usually made to clients of the Technology or Special Industries Groups to finance commercial real estate to be operated by the client. Loan-to-value ratios of real estate loans generally do not exceed 80.0% of the estimated value of the underlying real estate.

    While a substantial percentage of the Company's commercial loans originate within the Technology Group, such loans are made to both emerging growth and middle-market companies in a variety of industries, as well as to industry executives, and no particular industry sector (as identified by Standard Industrial Codes) represents a significant concentration within the loan portfolio.

    LOAN ADMINISTRATION

    Responsibility for the Company's loan policies resides with the Company's Board of Directors. This responsibility is managed through the approval and periodic review of the Company's loan policies. The Board of Directors delegates authority to the Directors' Loan Committee to supervise the loan underwriting, approval and monitoring activities of the Company. The Directors' Loan Committee consists of outside Board of Directors members and the Company's Chief Executive Officer.

    Under the oversight of the Directors' Loan Committee, lending authority is delegated to the Chief Credit Officer and the Company's Internal Loan Committee consisting of the Chief Credit Officer, lending division managers, and loan administrators. Requests for new and existing credits which meet certain size and underwriting criteria may be approved outside of the Company's Internal Loan Committee by designated division managers or team leaders jointly with a loan administrator. Credits exceeding $3.0 million must be approved by the Directors' Loan Committee, as stipulated in the Federal Reserve Bank's regulatory consent order.

    The loan approval and committee system is administered by the Company's Credit Administration Group. Loan administrators assigned to each lending division report to the Chief Credit Officer, who also acts as chair of the Internal Loan Committee. In response to the significant increase in nonperforming assets and loan charge-offs during 1992, Management began an extensive review of the Company's loan policies and procedures, portfolio management practices, and credit review process during the fourth quarter of that year. The Company also hired experienced loan administrators and loan review officers in an effort to restore and maintain a high level of asset quality in its loan portfolio.

    CREDIT QUALITY AND THE ALLOWANCE FOR LOAN LOSSES

    Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, Management seeks to reduce such risks. The allowance for loan losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

    Management regularly reviews and monitors the loan portfolio to determine the risk profile of each credit, and to identify credits whose risk profiles have changed. This review includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Potential problem credits are identified and, based upon known information, action plans are developed.

    Management has established an evaluation process designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the portfolio by segregating the allowance for loan losses into three components: "specific;" "loss migration;" and "general." The "specific" component is established by allocating a portion of the allowance to individual classified credits on the basis of specific circumstances and assessments. The "loss migration" component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The "general" component is an unallocated portion that supplements the first two components and includes: Management's judgment of the effect of current and forecasted economic conditions on the Company's borrowers' abilities to repay; an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio; an evaluation of the composition of, and growth trends within, the loan portfolio; consideration of the relationship of the allowance for loan losses to nonperforming loans; net charge-off trends; and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses, relies, to a great extent, on the judgment and experience of Management.

    An analysis of the allowance for loan losses for the past five years is as follows:

                                                                              DECEMBER 31,
                                                         ------------------------------------------------------
                                                           1995        1994       1993       1992       1991
                                                         ---------   ---------  ---------  ---------  ---------
                                                                         (DOLLARS IN THOUSANDS)
Beginning balance......................................  $  20,000   $  25,000  $  22,000  $  11,400  $   8,550
Charge-offs:
  Commercial...........................................     (4,248)    (10,913)    (5,058)    (6,770)      (308)
  Real estate..........................................       (653)       (495)    (5,967)   (18,308)    (1,313)
  Consumer and other...................................        (57)         --         --         --        (74)
                                                         ---------   ---------  ---------  ---------  ---------
    Total charge-offs..................................     (4,958)    (11,408)   (11,025)   (25,078)    (1,695)
                                                         ---------   ---------  ---------  ---------  ---------
Recoveries:
  Commercial...........................................      3,106       2,398      3,064        132         20
  Real estate..........................................      2,815         923      1,259        164        440
  Consumer and other...................................         --          --         --         --          2
                                                         ---------   ---------  ---------  ---------  ---------
    Total recoveries...................................      5,921       3,321      4,323        296        462
                                                         ---------   ---------  ---------  ---------  ---------
Net (charge-offs) recoveries...........................        963      (8,087)    (6,702)   (24,782)    (1,233)
Provision for loan losses..............................      8,737       3,087      9,702     35,382      4,083
                                                         ---------   ---------  ---------  ---------  ---------
Ending balance.........................................  $  29,700   $  20,000  $  25,000  $  22,000  $  11,400
                                                         ---------   ---------  ---------  ---------  ---------
                                                         ---------   ---------  ---------  ---------  ---------
Net charge-offs (recoveries) to average total loans....     (0.1)%        1.4%       1.2%       3.8%       0.2%
                                                         ---------   ---------  ---------  ---------  ---------
                                                         ---------   ---------  ---------  ---------  ---------

    The following table displays the allocation of the allowance for loan losses among specific classes of loans as of December 31, 1995, 1994, 1993 and 1992:

                                                                 DECEMBER 31,
                        ----------------------------------------------------------------------------------------------
                                 1995                    1994                    1993                    1992
                        ----------------------  ----------------------  ----------------------  ----------------------
                                   PERCENT OF              PERCENT OF              PERCENT OF              PERCENT OF
                         AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS
                        ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------
                                                            (DOLLARS IN THOUSANDS)
Commercial............  $  16,176       84.3%   $  12,748       87.2%   $  19,374       83.5%   $  14,019       79.3%
Real estate term......        707        7.7          765        8.4          539        8.8        2,525        7.1
Real estate
 construction.........         87        2.4          345        1.4          204        3.0        1,758        7.1
Consumer and other....        339        5.6          312        3.0          274        4.7        2,353        6.5
Unallocated...........     12,391      N/A          5,830      N/A          4,609      N/A          1,345      N/A
                        ---------      -----    ---------      -----    ---------      -----    ---------      -----
Total.................  $  29,700      100.0%   $  20,000      100.0%   $  25,000      100.0%   $  22,000      100.0%
                        ---------      -----    ---------      -----    ---------      -----    ---------      -----
                        ---------      -----    ---------      -----    ---------      -----    ---------      -----

    The Company did not allocate the allowance for loan losses among specific classes of loans prior to 1992.

    The allowance for loan losses was $29.7 million at December 31, 1995, an increase of $9.7 million, or 48.5%, compared to the $20.0 million balance at December 31, 1994. This increase was due to the Company contributing $8.7 million in additional provisions to the allowance for loan losses in response to an increase in nonperforming loans during the year, and to the Company realizing net loan recoveries of $1.0 million in 1995 compared with $8.1 million in net charge-offs during 1994. Loan recoveries in 1995 included $2.7 million from a real estate client relationship that had been charged off in 1992.

    Net loan charge-offs in 1994 included the partial charge-off of loans to two commercial borrowers totaling $5.5 million. Net loan charge-offs in 1993 and 1992 and the $35.4 million provision for loan losses during 1992 were directly influenced by certain events in the third and fourth quarter of 1992. The Real Estate Division incurred several large charge-offs stemming from declines in appraised values of real estate collateral. Construction time and delays imposed by bankruptcy and foreclosure proceedings hampered efforts to gain control and effectively dispose of collateral in a timely manner. These delays contributed to a reduction in market values as the deteriorating condition of San Francisco Bay Area real estate markets caused sales prices to decline rapidly during 1992. In addition, several Special Industries Group commercial clients filed for protection under bankruptcy laws, contributing to an impairment of the Company's collateral and resulting in loan charge-offs.

    In general, Management believes that the allowance for loan losses is adequate as of December 31, 1995. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

    Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status, and OREO. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:

                                                                             DECEMBER 31,
                                                         -----------------------------------------------------
                                                           1995       1994       1993       1992       1991
                                                         ---------  ---------  ---------  ---------  ---------
                                                                        (DOLLARS IN THOUSANDS)
Nonperforming assets:
  Loans past due 90 days or more.......................  $     906  $     444  $   2,014  $     319  $   7,969
  Nonaccrual loans (1).................................     27,867     11,269     43,001     63,691      9,694
                                                         ---------  ---------  ---------  ---------  ---------
Total nonperforming loans..............................     28,773     11,713     45,015     64,010     17,663
OREO (1)...............................................      4,955      7,089     14,261     10,864      3,763
                                                         ---------  ---------  ---------  ---------  ---------
Total nonperforming assets.............................  $  33,728  $  18,802  $  59,276  $  74,874  $  21,426
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Nonperforming loans as a percent of total loans........       3.9%       1.7%       8.0%      10.1%       3.0%
OREO as a percent of total assets......................       0.4%       0.6%       1.4%       1.1%       0.4%
Nonperforming assets as a percent of total assets......       2.4%       1.6%       6.0%       7.8%       2.5%

Allowance for loan losses..............................  $  29,700  $  20,000  $  25,000  $  22,000  $  11,400
  As a percent of total loans..........................       4.0%       2.8%       4.4%       3.5%       1.9%
  As a percent of nonaccrual loans.....................     106.6%     177.5%      58.1%      34.5%     117.6%
  As a percent of nonperforming loans..................     103.2%     170.8%      55.5%      34.4%      64.5%

------------------------
(1) In accordance with Statement of Financial Accounting Standards No. 114, in-substance foreclosure loans have been reclassified from OREO to nonaccrual loans. The reclassified amounts are $1,377, $13,824 and $27,339 at December 31, 1994, 1993 and 1992, respectively. There were no in-substance foreclosure loans at December 31, 1991.

    Nonperforming loans totaled $28.8 million at December 31, 1995, an increase of $17.1 million, or 145.7%, from the $11.7 million balance at December 31, 1994. This increase was concentrated in two commercial credits, each of which Management believes, based on currently known information, is adequately secured with collateral and specific reserves and one of which continues to remain current in its payments. The significant improvement in nonperforming loans during 1994 and 1993, compared to the level at the end of 1992, reflects the concerted efforts of Management to improve the Company's credit discipline and processes and to strengthen its Credit Administration Group staffing.

    In addition to the loans disclosed in the foregoing analysis, Management has identified three loans with principal amounts aggregating approximately $1.6 million, that, on the basis of information known by Management as of December 31, 1995, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans at December 31, 1995 where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

    OREO totaled $5.0 million at December 31, 1995, a decrease of $2.1 million, or 30.1%, from the $7.1 million balance at December 31, 1994. This decrease resulted from 1995 sales and paydowns related to OREO properties. The Company transfered two loans with a reported value of $0.4 million to OREO in 1995.

    DEPOSITS

    The Company's deposits are primarily obtained from emerging growth and middle-market businesses, including both venture capital-backed and publicly financed companies, professional service firms, and business executives, located in the market areas served by the Company. The Company does not obtain deposits from conventional retail sources. The following table presents the composition of the Company's deposits for the last five years:

                                                                         DECEMBER 31,
                                              -------------------------------------------------------------------
                                                  1995           1994          1993         1992         1991
                                              -------------  -------------  -----------  -----------  -----------
                                                                    (DOLLARS IN THOUSANDS)
Noninterest-bearing demand deposits.........  $     451,318  $     401,455  $   356,806  $   329,281  $   261,627
Money market, NOW and savings deposits......        773,292        585,171      486,700      442,158      409,586
Time deposits...............................         65,450         88,747       71,453      116,630      127,664
                                              -------------  -------------  -----------  -----------  -----------
Total deposits..............................  $   1,290,060  $   1,075,373  $   914,959  $   888,069  $   798,877
                                              -------------  -------------  -----------  -----------  -----------
                                              -------------  -------------  -----------  -----------  -----------

    Total deposits were $1,290.1 million at December 31, 1995, an increase of $214.7 million, or 20.0%, from the prior year-end amount of $1,075.4 million. A significant portion of the increase in deposits during 1995 was concentrated in higher-rate money market products, which increased $188.8 million, or 32.9%, from December 31, 1994. The growth in deposits during 1995 was attributable to the successful marketing efforts of the Company.

    Time certificates of deposit in amounts of $100,000 or more totaled $57.3 million at December 31, 1995. As previously noted, the Company seeks deposits from client businesses within its target markets and does not accept brokered deposits. No material portion of the Company's deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect the business of the Company.

    INTEREST RATE SENSITIVITY MANAGEMENT

    Interest rate sensitivity is a measure of the exposure of the Company's future earnings due to changes in interest rates. If assets and liabilities do not reprice simultaneously and in equal volumes, the potential for such exposure exists. It is Management's objective to achieve a modestly asset-sensitive position, such that the net interest margin of the Company increases as market interest rates rise and decreases when rates decline.

    One quantitative measure of the "mismatch" between asset and liability repricing is the interest rate sensitivity "gap" analysis. All interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. The following tables presents the gap analyses for the Company at December 31, 1995 and 1994:

           INTEREST RATE SENSITIVITY ANALYSIS AS OF DECEMBER 31, 1995

                                                           1 DAY      1 MONTH     3 MONTHS     6 MONTHS     1 YEAR
ASSETS AND LIABILITIES WHICH                                TO          TO           TO           TO          TO       AFTER 5
MATURE OR REPRICE                           IMMEDIATELY   1 MONTH    3 MONTHS     6 MONTHS      1 YEAR      5 YEARS     YEARS
------------------------------------------  -----------  ---------  -----------  -----------  -----------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold and securities
 purchased under agreement to resell
 (1)......................................          --   $ 257,138          --           --           --          --         --
Investment securities: (2)
  U.S.Treasury and agencies obligations...                  65,680   $  61,836    $   2,008    $   5,010   $  69,121         --
  Collateralized mortgage obligations
   (3)....................................                     736       1,463        2,170        4,254      34,069  $  14,516
  Obligations of states and political
   subdivisions...........................          --           1         198            4          114       5,873        391
  Commercial paper........................                  42,620       9,903           --           --          --         --
  Other (4)...............................          --          62          --           --           --          --         --
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
Total investment securities...............          --     109,099      73,400        4,182        9,378     109,063     14,907
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
Loans (5).................................   $ 602,219       3,354       6,420       20,406       12,722      48,254     16,705
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
Total Interest-Earning Assets.............   $ 602,219   $ 369,591   $  79,820    $  24,588    $  22,100   $ 157,317  $  31,612
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
FUNDING SOURCES:
Deposits:
  Money market, NOW and savings deposits..          --   $ 773,292          --           --           --          --         --
  Time deposits...........................          --      29,539   $  21,629    $   9,170    $   4,901   $     211         --
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
Total interest-bearing deposits...........          --     802,831      21,629        9,170        4,901         211         --
Portion of noninterest-bearing demand
 deposits.................................          --          --          --           --           --          --         --
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
Total Funding Sources.....................          --   $ 802,831   $  21,629    $   9,170    $   4,901   $     211         --
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
GAP.......................................   $ 602,219   $(433,240)  $  58,191    $  15,418    $  17,199   $ 157,106  $  31,612
CUMULATIVE GAP............................   $ 602,219   $ 168,979   $ 227,170    $ 242,588    $ 259,787   $ 416,893  $ 448,505


ASSETS AND LIABILITIES WHICH                   NOT
MATURE OR REPRICE                            STATED      TOTAL
------------------------------------------  ---------  ----------

INTEREST-EARNING ASSETS:
Federal funds sold and securities
 purchased under agreement to resell
 (1)......................................         --  $  257,138
Investment securities: (2)
  U.S.Treasury and agencies obligations...         --     203,655
  Collateralized mortgage obligations
   (3)....................................         --      57,208
  Obligations of states and political
   subdivisions...........................         --       6,581
  Commercial paper........................         --      52,523
  Other (4)...............................  $   1,280       1,342
                                            ---------  ----------
Total investment securities...............      1,280     321,309
                                            ---------  ----------
Loans (5).................................     28,325     738,405
                                            ---------  ----------
Total Interest-Earning Assets.............  $  29,605  $1,316,852
                                            ---------  ----------
FUNDING SOURCES:
Deposits:
  Money market, NOW and savings deposits..         --  $  773,292
  Time deposits...........................         --      65,450
                                            ---------  ----------
Total interest-bearing deposits...........         --     838,742
Portion of noninterest-bearing demand
 deposits.................................  $ 478,110     478,110
                                            ---------  ----------
Total Funding Sources.....................  $ 478,110  $1,316,852
                                            ---------  ----------
GAP.......................................  $(448,505)         --
CUMULATIVE GAP............................         --          --

------------------------------

(1) Includes interest-bearing deposits in other financial institutions of $138 as of December 31, 1995.

(2) All securities are reported at market value.

(3) Principal cash flows are based on estimated principal payments as of December 31, 1995.

(4) Not stated column consists of other equity securities and Federal Reserve Bank stock.

(5) Not stated column consists of nonperforming loans of $28.8 million and overdrafts of $3.2 million, offset by unearned income of $3.8 million, at December 31, 1995.

           INTEREST RATE SENSITIVITY ANALYSIS AS OF DECEMBER 31, 1994

                                                           1 DAY      1 MONTH     3 MONTHS     6 MONTHS     1 YEAR
ASSETS AND LIABILITIES WHICH                                TO          TO           TO           TO          TO       AFTER 5
MATURE OR REPRICE                           IMMEDIATELY   1 MONTH    3 MONTHS     6 MONTHS      1 YEAR      5 YEARS     YEARS
------------------------------------------  -----------  ---------  -----------  -----------  -----------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold and securities
 purchased under agreement to resell
 (1)......................................          --   $ 150,057          --           --           --          --         --
Investment securities: (2)
  U.S. Treasury and agencies
   obligations............................          --       1,000   $  12,104    $   6,439    $  12,723   $  32,763         --
  Collateralized mortgage obligations and
   mortgage-backed securities (3).........          --         171         528          674        3,264      76,974  $     863
  Obligations of states and political
   subdivisions...........................          --         100          --           --          630       4,788      2,268
  Commercial paper........................          --          --          --           --           --          --         --
  Other (4)...............................          --          --          --           --           --          --         --
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
  Total investment securities.............          --       1,271      12,632        7,113       16,617     114,525      3,131
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
Loans (5).................................   $ 613,425       6,351       3,493        4,815       17,135      50,003        971
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
Total Interest-Earning Assets.............   $ 613,425   $ 157,679   $  16,125    $  11,928    $  33,752   $ 164,528  $   4,102
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
FUNDING SOURCES:
Deposits:
  Money market, NOW and savings deposits..          --   $ 585,171          --           --           --          --         --
  Time deposits...........................          --      54,336   $  25,065    $   6,078    $   3,136   $     132         --
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
Total interest-bearing deposits...........          --     639,507      25,065        6,078        3,136         132         --
Portion of noninterest-bearing demand de-
 posits...................................          --          --          --           --           --          --         --
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
Total Funding Sources.....................          --   $ 639,507   $  25,065    $   6,078    $   3,136   $     132         --
                                            -----------  ---------  -----------  -----------  -----------  ---------  ---------
GAP.......................................   $ 613,425   $(481,828)  $  (8,940)   $   5,850    $  30,616   $ 164,396  $   4,102
CUMULATIVE GAP............................   $ 613,425   $ 131,597   $ 122,657    $ 128,507    $ 159,123   $ 323,519  $ 327,621


ASSETS AND LIABILITIES WHICH                   NOT
MATURE OR REPRICE                            STATED      TOTAL
------------------------------------------  ---------  ----------

INTEREST-EARNING ASSETS:
Federal funds sold and securities
 purchased under agreement to resell
 (1)......................................         --  $  150,057
Investment securities: (2)
  U.S. Treasury and agencies
   obligations............................         --      65,029
  Collateralized mortgage obligations and
   mortgage-backed securities (3).........         --      82,474
  Obligations of states and political
   subdivisions...........................         --       7,786
  Commercial paper........................         --          --
  Other (4)...............................  $   1,200       1,200
                                            ---------  ----------
  Total investment securities.............      1,200     156,489
                                            ---------  ----------
Loans (5).................................      7,616     703,809
                                            ---------  ----------
Total Interest-Earning Assets.............  $   8,816  $1,010,355
                                            ---------  ----------
FUNDING SOURCES:
Deposits:
  Money market, NOW and savings deposits..         --  $  585,171
  Time deposits...........................         --      88,747
                                            ---------  ----------
Total interest-bearing deposits...........         --     673,918
Portion of noninterest-bearing demand de-
 posits...................................  $ 336,437     336,437
                                            ---------  ----------
Total Funding Sources.....................  $ 336,437  $1,010,355
                                            ---------  ----------
GAP.......................................  $(327,621)         --
CUMULATIVE GAP............................         --          --

------------------------------

(1) Includes interest-bearing deposits in other financial institutions of $57 as of December 31, 1994.

(2) All securities are reported at market value, except for obligations of states and political subdivisions which are reported at amortized cost, at December 31, 1994.

(3) Principal cash flows are based on estimated principal payments as of December 31, 1994.

(4) Not stated column consists of other equity securities and Federal Reserve Bank stock.

(5) Not stated column consists of nonaccrual loans of $11.3 million, offset by unearned income of $3.7 million, at December 31, 1994.

    Management has historically maintained a positive cumulative gap position. This results from a significant portion of the Company's loans being prime rate-based, while a significant percentage of funding sources are derived from noninterest-bearing demand deposits. Another contributor to the asset sensitivity of the Company, in a rising interest rate environment, is that changes in the Company's money market deposit rates tend to lag changes in the prime rate.

    By year-end 1995, the Company was somewhat more asset sensitive than at the end of 1994, as evidenced by larger cumulative gaps in all time periods from one day to one year. Should interest rates stabilize or decline in future periods, it is reasonable to assume that the Company's net interest margin, as well as net interest income, may decline correspondingly.

LIQUIDITY

    Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity are appropriate. The objectives of liquidity management are to provide funds, at an acceptable cost, to meet loan demand and depositors' needs, and to service other liabilities as they come due.

    The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. One measure Management uses to assess the Company's liquidity is the level of liquid assets relative to total deposits. Liquid assets include cash and due from banks, federal funds sold, securities purchased under agreement to resell, and investment securities maturing within one year. At December 31, 1995, the Company's liquid assets as a percentage of deposits were 41.0% compared to 30.1% at December 31, 1994. The 1995 year-end percentage was greater than the prior year-end percentage due to a $205.8 million increase in liquid assets. This increase in liquid assets resulted from significant growth during 1995 in the Bank's deposits, and Management's decision to invest excess funds in short-term investments due to the relatively flat interest rate environment at the end of 1995.

    As an additional source of funds, the Company has negotiated federal funds borrowing lines with correspondent banks, and maintains borrowing capacity with the Federal Reserve Bank of San Francisco. These arrangements, coupled with the ability to pledge qualifying investment securities and borrow against their fair value, provide the Company with the temporary liquidity to address clients' funding requirements in the unlikely event of substantially higher than projected fundings. At December 31, 1995, the Company's percentage of available liquid assets, defined as liquid assets plus federal funds borrowing lines and the borrowing capacity at the Federal Reserve Bank of San Francisco, to total deposits plus a portion of available unused commitments and letters of credit, was 43.7% compared to 31.5% at the prior year-end. The increase in the year-end 1995 percentage was due to the aforementioned increase in liquid assets and additional federal funds borrowing lines obtained by the Company during 1995.

CAPITAL RESOURCES

    Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. Aside from current earnings, an additional source of new capital for the Company has been proceeds from the issuance of common stock under the Company's employee benefit plans, including the Company's 1983 and 1989 stock option plans, the employee stock ownership plan, and the employee stock purchase plan.

    Shareholders' equity was $105.0 million at December 31, 1995, an increase of $27.7 million, or 35.9%, from the $77.3 million balance at December 31, 1994. This increase was due to 1995 earnings of $18.2 million, $5.6 million in capital generated through employee benefit plans during 1995, and a decrease in the net after-tax unrealized loss on available-for-sale investments of $3.9 million from the prior year-end. The Company does not have any material commitments for capital expenditures as of December 31, 1995.

    The Company paid nominal cash dividends on its common stock from 1989 to 1992 in order to qualify the common stock as an eligible investment for institutional investors requiring a cash yield. The Board of Directors of the Company indefinitely suspended plans to pay further cash dividends in the third quarter of 1992 in response to the net loss and level of nonperforming assets in the third quarter of 1992. The Company is currently precluded from paying cash dividends without prior regulatory approval.

    The following table presents the relationship between significant financial ratios:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------------
                                                                                      1995         1994         1993
                                                                                   -----------  -----------  -----------
Return on average assets.........................................................        1.6%         0.9%         0.2%
    DIVIDED BY
Average equity as a percentage of average assets.................................        7.9%         7.7%         7.4%
    EQUALS
Return on average equity.........................................................       19.8%        12.3%         2.3%
    TIMES
Earnings retained................................................................      100.0%       100.0%       100.0%
    EQUALS
Internal capital growth..........................................................       19.8%        12.3%         2.3%

    The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these guidelines, the minimum total risk-based capital requirement is 10.0% of risk-weighted assets and certain off-balance sheet items for a "well capitalized" depository institution. At least 6.0% of the 10.0% total risk-based capital ratio must consist of Tier 1 capital, defined as tangible common equity, and the remainder may consist of subordinated debt, cumulative preferred stock, and a limited amount of the allowance for loan losses.

    The Federal Reserve Board has established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a "well capitalized" depository institution.

    In addition to the foregoing requirements, the Bank is also subject to a capital requirement established by the California State Banking Department. Under the regulatory consent order with the California State Banking Department, the Bank must maintain a minimum tangible equity-to-assets ratio of 6.5%. The Bank's tangible equity-to-assets ratios were 7.1% and 6.5% at December 31, 1995 and 1994, respectively.

    The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well-capitalized" depository institution as of December 31, 1995, 1994 and 1993. Capital ratios for the Company are set forth below:

                                                                                                   DECEMBER 31,
                                                                                       -------------------------------------
                                                                                          1995         1994         1993
                                                                                       -----------  -----------  -----------
Total risk-based capital ratio.......................................................       11.9%        10.1%        11.3%
Tier 1 risk-based capital ratio......................................................       10.6%         8.9%        10.1%
Tier 1 leverage ratio................................................................        8.0%         8.3%         6.9%

    The improvement in the Company's total and Tier 1 risk-based capital ratios from December 31, 1994 to December 31, 1995 is attributable to asset growth during 1995 primarily occuring in lower risk-weighted assets, and also an increase in Tier 1 capital. The increase in Tier 1 capital resulted from the aforementioned 1995 net income and capital generated through the Company's employee benefit plans. The decrease in the Company's total and Tier 1 risk-based capital ratios from December 31, 1993 to December 31, 1994 primarily resulted from the growth in loans outstanding and in the level of loan commitments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Silicon Valley Bancshares:

    We have audited the accompanying consolidated balance sheets of Silicon Valley Bancshares and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of income, changes in shareholders' equity, and cash flows of the Company for the year ended December 31, 1993, were audited by other auditors whose report thereon dated January 26, 1994, expressed an unqualified opinion on those statements.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon Valley Bancshares and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

    As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, in 1994.

                                          KPMG Peat Marwick LLP

San Jose, California
January 18, 1996

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                          1995           1994
                                                                                      -------------  -------------
                                                                                         (DOLLARS IN THOUSANDS)
                                                      ASSETS
Cash and due from banks.............................................................  $      85,187  $     139,792
Federal funds sold and securities purchased under agreement to resell...............        257,138        150,057
Investment securities:
  At fair value.....................................................................        321,309        148,703
  At cost...........................................................................             --          7,786
Loans, net of unearned income.......................................................        738,405        703,809
Allowance for loan losses...........................................................        (29,700)       (20,000)
                                                                                      -------------  -------------
  Net loans.........................................................................        708,705        683,809
Premises and equipment..............................................................          4,697          2,221
Other real estate owned.............................................................          4,955          7,089
Accrued interest receivable and other assets........................................         25,596         22,082
                                                                                      -------------  -------------
    Total assets....................................................................  $   1,407,587  $   1,161,539
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing demand deposits.................................................  $     451,318  $     401,455
Money market, NOW and savings deposits..............................................        773,292        585,171
Time deposits.......................................................................         65,450         88,747
                                                                                      -------------  -------------
Total deposits......................................................................      1,290,060      1,075,373
Other liabilities...................................................................         12,553          8,909
                                                                                      -------------  -------------
    Total liabilities...............................................................      1,302,613      1,084,282
                                                                                      -------------  -------------
Shareholders' Equity:
Preferred stock, no par value:
 20,000,000 shares authorized; none outstanding
Common stock, no par value:
 30,000,000 shares authorized; 8,963,662 and 8,509,194 shares outstanding at
 December 31, 1995 and 1994, respectively...........................................         59,357         54,068
Retained earnings...................................................................         45,855         27,702
Net unrealized loss on available-for-sale investments...............................           (198)        (4,159)
Unearned compensation...............................................................            (40)          (354)
                                                                                      -------------  -------------
    Total shareholders' equity......................................................        104,974         77,257
                                                                                      -------------  -------------
    Total liabilities and shareholders' equity......................................  $   1,407,587  $   1,161,539
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                         CONSOLIDATED INCOME STATEMENTS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------
                                                                                   1995        1994       1993
                                                                                -----------  ---------  ---------
                                                                                     (DOLLARS IN THOUSANDS,
                                                                                    EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans.......................................................................  $    79,767  $  62,312  $  53,559
  Investment securities.......................................................       10,439     11,343      7,744
  Federal funds sold and securities purchased under agreement to resell.......       11,041      1,397      2,772
                                                                                -----------  ---------  ---------
    Total interest income.....................................................      101,247     75,052     64,075
                                                                                -----------  ---------  ---------
Interest expense:
  Deposits....................................................................       27,293     14,770     13,665
  Other borrowings............................................................            2         22         --
                                                                                -----------  ---------  ---------
    Total interest expense....................................................       27,295     14,792     13,665
                                                                                -----------  ---------  ---------
Net interest income...........................................................       73,952     60,260     50,410
Provision for loan losses.....................................................        8,737      3,087      9,702
                                                                                -----------  ---------  ---------
Net interest income after provision for loan losses...........................       65,215     57,173     40,708
                                                                                -----------  ---------  ---------
Noninterest income:
  Disposition of client warrants..............................................        8,205      2,840      5,762
  Letter of credit and foreign exchange income................................        3,007      2,403      1,441
  Deposit service charges.....................................................        1,402      1,533      1,712
  Investment gains (losses)...................................................         (768)    (2,421)        69
  Other.......................................................................          719        567        332
                                                                                -----------  ---------  ---------
    Total noninterest income..................................................       12,565      4,922      9,316
                                                                                -----------  ---------  ---------
Noninterest expense:
  Compensation and benefits...................................................       27,161     23,249     18,601
  Professional services.......................................................        4,565      4,688      5,070
  Occupancy...................................................................        3,616      2,639      1,735
  Equipment...................................................................        3,235      1,712      1,160
  FDIC deposit insurance......................................................        1,385      2,406      2,452
  Data processing services....................................................          824      1,319        981
  Corporate legal and litigation..............................................          595      2,567      2,140
  Client services.............................................................          410      1,073      1,489
  Cost of other real estate owned.............................................          (12)     1,382     10,234
  Other.......................................................................        6,146      4,564      3,495
                                                                                -----------  ---------  ---------
    Total noninterest expense.................................................       47,925     45,599     47,357
                                                                                -----------  ---------  ---------
Income before income tax expense..............................................       29,855     16,496      2,667
Income tax expense............................................................       11,702      7,430      1,066
                                                                                -----------  ---------  ---------
Net income....................................................................  $    18,153  $   9,066  $   1,601
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------
Net income per common and common equivalent share.............................  $      1.98  $    1.06  $    0.20
                                                                                -----------  ---------  ---------
                                                                                -----------  ---------  ---------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                           -------------------------------------------------------------------------------
                                                COMMON STOCK                    UNREALIZED
                                           ----------------------  RETAINED   GAIN/(LOSS) ON     UNEARNED
                                             SHARES      AMOUNT    EARNINGS    INVESTMENTS     COMPENSATION       TOTAL
                                           -----------  ---------  ---------  --------------  ---------------  -----------
                                                                       (DOLLARS IN THOUSANDS)
Balance at December 31, 1992.............    7,892,273  $  48,951  $  17,035            --              --     $    65,986
Common stock issued under employee
 benefit plans...........................      398,721      3,229         --            --       $    (744)          2,485
Amortization of unearned compensation....           --         --         --            --             264             264
Net income...............................           --         --      1,601            --              --           1,601
                                           -----------  ---------  ---------       -------          ------     -----------
Balance at December 31, 1993.............    8,290,994     52,180     18,636            --            (480)         70,336
                                           -----------  ---------  ---------       -------          ------     -----------
Cumulative effect of change in accounting
 principle, net..........................           --         --         --    $    1,493              --           1,493
Common stock issued under employee
 benefit plans...........................      218,200      1,888         --            --              --           1,888
Amortization of unearned compensation....           --         --         --            --             126             126
Net change in unrealized gain/ (loss) on
 available-for-sale investments..........           --         --         --        (5,652)             --          (5,652)
Net income...............................           --         --      9,066            --              --           9,066
                                           -----------  ---------  ---------       -------          ------     -----------
Balance at December 31, 1994.............    8,509,194     54,068     27,702        (4,159)           (354)         77,257
                                           -----------  ---------  ---------       -------          ------     -----------
Common stock issued under employee
 benefit plans...........................      454,468      5,289         --            --              --           5,289
Amortization of unearned compensation....           --         --         --            --             314             314
Net change in unrealized gain/ (loss) on
 available-for-sale investments..........           --         --         --         3,961              --           3,961
Net income...............................           --         --     18,153            --              --          18,153
                                           -----------  ---------  ---------       -------          ------     -----------
Balance at December 31, 1995.............    8,963,662  $  59,357  $  45,855    $     (198)      $     (40)    $   104,974
                                           -----------  ---------  ---------       -------          ------     -----------
                                           -----------  ---------  ---------       -------          ------     -----------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1995          1994          1993
                                                                          ------------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income............................................................  $     18,153  $      9,066  $      1,601
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses...........................................         8,737         3,087         9,702
    Net (gain) loss on sales of investment securities...................           768         2,421           (69)
    Depreciation and amortization.......................................         1,944         1,491         1,487
    Net loss on disposals of premises and equipment.....................         1,117            --            --
    Net (gain) loss on sales of other real estate owned.................          (271)          471         8,386
    Deferred income tax provision (benefit).............................        (3,864)        2,015        (3,542)
    (Increase) decrease in accrued interest receivable..................          (102)       (1,926)          637
    Increase in accounts receivable.....................................          (324)         (542)         (326)
    Increase (decrease) in accrued interest payable.....................            57            72          (177)
    Increase (decrease) in unearned income..............................           159           (42)       (1,064)
    Other, net..........................................................        (1,248)        2,885         2,143
                                                                          ------------  ------------  ------------
Net cash provided by operating activities...............................        25,126        18,998        18,778
                                                                          ------------  ------------  ------------
Cash flows from investing activities:
  Proceeds from maturities and paydowns of investment securities........       194,649       133,921        93,380
  Proceeds from sales of investment securities..........................        40,105       127,037        13,728
  Purchases of investment securities....................................      (390,770)     (164,645)     (234,082)
  Net (increase) decrease in loans......................................       (40,121)     (164,941)       28,720
  Proceeds from recoveries of charged off loans.........................         5,921         3,321         4,323
  Net proceeds from sales of other real estate owned....................         2,837        21,390        19,348
  Purchases of premises and equipment...................................        (5,561)       (2,635)       (2,483)
                                                                          ------------  ------------  ------------
Net cash applied to investing activities................................      (192,940)      (46,552)      (77,066)
                                                                          ------------  ------------  ------------
Cash flows from financing activities:
  Net increase in deposits..............................................       214,687       160,413        26,890
  Proceeds from issuance of common stock, net of issuance costs.........         5,603         2,014         2,425
                                                                          ------------  ------------  ------------
Net cash provided by financing activities...............................       220,290       162,427        29,315
                                                                          ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents....................        52,476       134,873       (28,973)
Cash and cash equivalents at January 1,.................................       289,849       154,976       183,949
                                                                          ------------  ------------  ------------
Cash and cash equivalents at December 31,...............................  $    342,325  $    289,849  $    154,976
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Supplemental disclosures:
  Interest paid.........................................................  $     27,239  $     14,719  $     13,842
  Income taxes paid.....................................................  $     14,677  $      7,707  $        534
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Non-cash investing activities:
  Transfer of loans to other real estate owned..........................  $        408  $      1,873  $     17,616
  Transfer of "held-to-maturity" investment securities to
   "available-for-sale"                                                   $      6,196  $         --  $         --
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES
    The  accounting  and reporting  policies of  Silicon Valley  Bancshares (the
"Company") and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 1994 and 1993 consolidated financial statements to conform to the 1995 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

    NATURE OF OPERATIONS

    The Company is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Maryland, Massachusetts and Oregon. The Bank serves emerging and middle-market growth companies in specific targeted niches, and focuses on the technology and life sciences industries, while identifying and capitalizing on opportunities to serve other groups of clients with unique financial needs. Substantially all of the assets, liabilities, and earnings of the Company relate to its investment in the Bank.

    CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, the Bank and SVB Leasing Company (inactive). The revenues, expenses, assets and liabilities of the subsidiaries are included in the respective line items in the consolidated financial statements after elimination of intercompany accounts and transactions.

    BASIS OF FINANCIAL STATEMENT PRESENTATION

    The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and the results of operations for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to possible change in the near term relate to the determination of the allowance for loan losses and the valuation of other real estate owned
(OREO). An estimate of possible changes or range of possible changes cannot be made.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents as reported in the consolidated statements of cash flows includes cash on hand, cash balances due from banks, federal funds sold and securities purchased under agreement to resell.

    FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Federal funds sold and securities purchased under agreement to resell include interest-bearing deposits in other financial institutions of $138,000 and $57,000 at December 31, 1995 and 1994, respectively.

    INVESTMENT SECURITIES

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. Under this Statement, securities acquired with the ability and positive intent to hold to maturity are classified as "held-to-maturity," and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate. Unrealized losses on held-to-maturity securities due to fluctuations in fair value are realized when it is determined that an other than temporary decline in value has occurred. Securities that are held to meet investment objectives

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) such as interest rate risk and liquidity management, but which may be sold by the Company as needed to implement management strategies, are classified as "available-for-sale," and are accounted for at fair value. Unrealized gains and losses on available-for-sale securities, after applicable taxes, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Gains and losses realized upon the sale of investment securities are computed on the specific identification method.

    Upon adoption of SFAS No. 115, the Company classified $253.5 million of investment securities, including U.S. Treasury and agencies securities, mortgage-backed securities and other taxable debt and equity securities, as available-for-sale, and recorded a pre-tax unrealized gain on such securities of $2.5 million. The balance of $8.5 million in state and local municipal bonds was classified as held-to-maturity.

    In November 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" ("special report"). Concurrent with the date of this special report, but no later than December 31, 1995, an enterprise was permitted to reassess the appropriateness of the classifications of all securities held at that time. Reclassifications of securities from the held-to-maturity category that resulted from this one-time reassessment would not call into question the ability or positive intent of an enterprise to hold other debt securities to maturity. On December 28, 1995, the Company reclassified its entire $6.2 million held-to-maturity investment securities portfolio, comprised of state and local municipal bonds, as available-for-sale, and recorded a pre-tax unrealized gain on such securities of $0.4 million.

    LOANS

    Loans are reported at the principal amount outstanding, net of unearned income. Unearned income includes deferred loan origination and commitment fees and deferred loan origination costs. The net amount of unearned income is amortized into interest income over the contractual terms of the underlying loans and commitments using the interest method or the straight-line method, if not materially different.

    ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is established through a provision charged to expense. It is the Company's policy to charge off loans which, in the judgment of Management, are deemed to have a substantial risk of loss.

    The allowance for loan losses is maintained at a level deemed adequate by the Company, based upon various estimates and judgments, to provide for known and inherent risks in the loan portfolio, including loan commitments and letters of credit. The evaluation of the adequacy of the allowance for loan losses is based upon a continuous review of a number of factors, including historical loss experience, a review of specific loans, loan concentrations, prevailing and anticipated economic conditions that may impact the borrowers' abilities to repay loans as well as the value of underlying collateral, delinquency analysis, and an assessment of credit risk in the loan portfolio established through an ongoing credit review process by the Company and through periodic regulatory examinations.

    NONACCRUAL LOANS

    The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" effective January 1, 1995. SFAS No. 114 requires the Company to measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is considered impaired when, based upon currently known information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material impact on the consolidated financial position or results of operations of the Company.

    Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well-secured and in the process of collection), when the Company has determined, based upon currently known information, that the timely collection of principal or interest is doubtful, or when the loans otherwise become impaired under the provisions of SFAS No. 114.

    When a loan is placed on nonaccrual status, the accrued interest is reversed against interest income and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status. Generally, a loan will be returned to accrual status when all delinquent interest and principal becomes current in accordance with the terms of the loan agreement and full collection of the principal appears probable.

    PREMISES AND EQUIPMENT

    Premises and equipment are reported at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. This time period may range from one to 10 years. The Company has no capitalized lease obligations.

    OTHER REAL ESTATE OWNED

    Loans are transferred to OREO at the time of foreclosure. OREO is carried at the lower of the recorded investment in the loan or the fair value of the property less estimated costs of disposal. Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the fair value of the property less estimated costs of disposal is charged against the allowance for loan losses. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of noninterest expense when incurred.

    Upon adoption of SFAS No. 114, certain in-substance foreclosure loans previously classified as OREO were reclassified as nonaccrual loans. The amount of loans reclassified to conform with this new accounting standard was $1.4 million at December 31, 1994.

    FOREIGN EXCHANGE FORWARD CONTRACTS

    The Company enters into foreign exchange forward contracts with customers involved in international trade finance activities, and enters into offsetting foreign exchange forward contracts with correspondent banks to hedge against the risk of fluctuations in foreign currency exchange rates related to the forward contracts entered into with its customers. The notional or contract amounts associated with these financial instruments are not recorded as assets or liabilities in the consolidated balance sheet. Fees on these financial contracts are included in noninterest income when the transaction is settled. Cash flows resulting from these financial instruments are classified in the same category as the cash flows resulting from the items being hedged. The Company is an end-user of these derivative financial instruments and does not conduct trading activities for such instruments.

    INCOME TAXES

    The Company and the Bank file a consolidated federal income tax return. Consolidated or combined state income tax returns are filed in California, Massachusetts, and Oregon. Effective

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, provisions for income taxes are based upon taxes payable for the current year as well as current year changes in deferred taxes related to temporary differences between the tax basis and financial statement balances of assets and liabilities. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

    NET INCOME PER SHARE COMPUTATION

    Net income per common and common equivalent share is calculated using weighted average shares, including the dilutive effect of stock options outstanding during the period. Weighted average shares outstanding were 9,164,135, 8,575,366 and 8,200,613 in 1995, 1994 and 1993, respectively.

2.  RESTRICTIONS ON CASH BALANCES
    The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank in a noninterest-bearing cash account. The minimum required reserve amounts were $32.5 million and $27.1 million at December 31, 1995 and 1994, respectively. The average required reserve balance totaled $24.6 million in 1995 and $19.7 million in 1994.

3.  INVESTMENT SECURITIES
    The following tables detail the major components of investment securities classified as held-to-maturity, which are recorded at amortized cost, and those classified as available-for-sale, which are recorded at fair value. At December 31, 1995, all investment securities were classified as available-for-sale. The Company does not maintain a trading portfolio.

                                                                                 DECEMBER 31, 1995
                                                                 --------------------------------------------------
                                                                                 GROSS        GROSS
                                                                  AMORTIZED   UNREALIZED   UNREALIZED
                                                                    COST         GAINS       LOSSES     FAIR VALUE
                                                                 -----------  -----------  -----------  -----------
                                                                               (DOLLARS IN THOUSANDS)
Available-for-sale securities:
U.S. Treasury securities.......................................  $    39,097   $     830    $     (29)  $    39,898
U.S. agencies and corporations:
  Discount notes and bonds.....................................      164,420         103         (766)      163,757
  Collateralized mortgage obligations..........................       57,827          --         (620)       57,207
Commercial paper...............................................       52,847          --         (324)       52,523
Obligations of states and political subdivisions...............        6,196         385           --         6,581
Other equity securities........................................        1,258          85           --         1,343
                                                                 -----------  -----------  -----------  -----------
Total..........................................................  $   321,645   $   1,403    $  (1,739)  $   321,309
                                                                 -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

3.  INVESTMENT SECURITIES (CONTINUED)

                                                                                 DECEMBER 31, 1994
                                                                 --------------------------------------------------
                                                                                 GROSS        GROSS
                                                                  AMORTIZED   UNREALIZED   UNREALIZED
                                                                    COST         GAINS       LOSSES     FAIR VALUE
                                                                 -----------  -----------  -----------  -----------
                                                                               (DOLLARS IN THOUSANDS)
Held-to-maturity securities:
Obligations of states and political subdivisions...............  $     7,786   $     264    $      (1)  $     8,049
                                                                 -----------  -----------  -----------  -----------
Total..........................................................  $     7,786   $     264    $      (1)  $     8,049
                                                                 -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------
Available-for-sale securities:
U.S. Treasury securities.......................................  $    53,166   $      48    $  (1,296)  $    51,918
U.S. agencies and corporations:
  Discount notes and bonds.....................................       13,074          38           (1)       13,111
  Collateralized mortgage obligations..........................       78,846           1       (5,306)       73,541
  Mortgage-backed securities...................................        9,575          --         (642)        8,933
Other equity securities........................................        1,090         110           --         1,200
                                                                 -----------  -----------  -----------  -----------
Total..........................................................  $   155,751   $     197    $  (7,245)  $   148,703
                                                                 -----------  -----------  -----------  -----------
                                                                 -----------  -----------  -----------  -----------

    The amortized cost and fair value of investment securities classified as available-for-sale at December 31, 1995, by remaining contractual maturity, are shown below. Expected remaining maturities of collateralized mortgage obligations will differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Other equity securities were included in the table below as due after ten years.

                                                                                            DECEMBER 31, 1995
                                                                                       ---------------------------
                                                                                       AMORTIZED COST  FAIR VALUE
                                                                                       --------------  -----------
                                                                                         (DOLLARS IN THOUSANDS)
Due in one year or less..............................................................   $    187,562   $   186,599
Due after one year through five years................................................         77,981        79,042
Due after five years through ten years...............................................            949         1,023
Due after ten years..................................................................         55,153        54,645
                                                                                       --------------  -----------
Total................................................................................   $    321,645   $   321,309
                                                                                       --------------  -----------
                                                                                       --------------  -----------

    Investment securities with a fair value of $61.9 million and $36.0 million at December 31, 1995 and 1994, respectively, were pledged to secure certain public deposits, foreign exchange activities at a correspondent bank, and a line of credit at the Federal Reserve Bank discount window.

    During 1995, gross gains of $6,000 and gross losses of $774,000 were realized on sales of available-for-sale debt securities. In 1994, gross losses realized on sales of available-for-sale debt securities were $2.5 million, while gross gains were $100,000. During 1993, gross gains of $71,000 and gross losses of $2,000 were realized on sales of debt securities.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

4.  LOANS
    The detailed composition of loans is presented in the following table:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                             1995         1994
                                                                                          -----------  -----------
                                                                                           (DOLLARS IN THOUSANDS)
Commercial..............................................................................  $   622,488  $   613,469
Real estate term........................................................................       56,845       58,977
Real estate construction................................................................       17,194       10,512
Consumer and other......................................................................       41,878       20,851
                                                                                          -----------  -----------
Total loans (1).........................................................................  $   738,405  $   703,809
                                                                                          -----------  -----------
                                                                                          -----------  -----------

------------------------
(1) Loans are presented net of unearned income of $3,813 and $3,654 at December 31, 1995 and 1994, respectively.

    The Company's loan classifications for financial reporting purposes differ from those for regulatory reporting purposes. Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Loans are classified for regulatory reporting purposes based upon the type of collateral securing the loans.

5.  ALLOWANCE FOR LOAN LOSSES
    The activity in the allowance for loan losses is summarized below:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                 1995        1994        1993
                                                                               ---------  ----------  ----------
                                                                                    (DOLLARS IN THOUSANDS)
Balance at January 1,........................................................  $  20,000  $   25,000  $   22,000
Provision for loan losses....................................................      8,737       3,087       9,702
Loans charged off............................................................     (4,958)    (11,408)    (11,025)
Recoveries...................................................................      5,921       3,321       4,323
                                                                               ---------  ----------  ----------
Balance at December 31,......................................................  $  29,700  $   20,000  $   25,000
                                                                               ---------  ----------  ----------
                                                                               ---------  ----------  ----------

    The aggregate recorded investment in loans for which impairment has been realized in accordance with SFAS No. 114 totaled $27.9 million at December 31, 1995. Allocations to the allowance for loan losses at December 31, 1995 related to these impaired loans were $6.8 million. Average impaired loans for 1995 were $16.1 million. If these loans had not been impaired, $1.4 million in interest income would have been realized during the year ended December 31, 1995. The Company realized no interest income on such impaired loans during 1995.

6.  PREMISES AND EQUIPMENT
    Premises and equipment consist of the following:

                                                                                               DECEMBER 31,
                                                                                           --------------------
                                                                                             1995       1994
                                                                                           ---------  ---------
                                                                                               (DOLLARS IN
                                                                                                THOUSANDS)
Cost:
  Furniture and equipment................................................................  $   3,639  $   6,331
  Leasehold improvements.................................................................      2,990      1,301
                                                                                           ---------  ---------
Total cost...............................................................................      6,629      7,632
Accumulated depreciation and amortization................................................     (1,932)    (5,411)
                                                                                           ---------  ---------
  Premises and equipment -- net..........................................................  $   4,697  $   2,221
                                                                                           ---------  ---------
                                                                                           ---------  ---------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

6.  PREMISES AND EQUIPMENT (CONTINUED)
    The Company is obligated under a number of noncancellable operating leases for premises which expire at various dates through the year 2005. Such leases may provide for periodic adjustments of rentals based on changes in various economic indicators. The following table presents minimum payments under noncancellable operating leases:

                                                                                                  (DOLLARS IN
YEARS ENDING DECEMBER 31,                                                                          THOUSANDS)
--------------------------------------------------------------------------------------------  --------------------
1996........................................................................................       $    1,509
1997........................................................................................            1,620
1998........................................................................................            1,571
1999........................................................................................            1,488
2000........................................................................................            1,347
After 2000..................................................................................            4,994
                                                                                                     --------
Total.......................................................................................       $   12,529
                                                                                                     --------
                                                                                                     --------

    Rent expense for premises leased under operating leases was $2.0 million, $1.4 million and $1.2 million for the years ended December 31, 1995, 1994, and 1993, respectively.

7.  INCOME TAXES
    Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The implementation of SFAS No. 109 did not materially impact the Company's consolidated financial position or results of operations for 1993. The components of the Company's provision for income taxes consist of the following:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1994       1993
                                                                                    ---------  ---------  ---------
                                                                                        (DOLLARS IN THOUSANDS)
Current provision:
  Federal.........................................................................  $  12,137  $   4,224  $   3,916
  State...........................................................................      3,429      1,191        692
Deferred provision (benefit):
  Federal.........................................................................     (3,383)     1,163     (3,143)
  State...........................................................................       (481)       852       (399)
                                                                                    ---------  ---------  ---------
    Income tax expense............................................................  $  11,702  $   7,430  $   1,066
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

    A reconciliation between the federal statutory income tax rate and the Company's effective tax rate is shown below.

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------------
                                                                                          1995         1994         1993
                                                                                       -----------  -----------  -----------
Federal statutory rate...............................................................       35.0%        35.0%        35.0%
State income taxes, net of the federal tax effect....................................        6.4          7.5          7.2
Tax-exempt interest income...........................................................       (0.5)        (1.1)        (7.5)
Other -- net.........................................................................       (1.7)         3.6          5.3
                                                                                             ---          ---          ---
Effective tax rate...................................................................       39.2%        45.0%        40.0%
                                                                                             ---          ---          ---
                                                                                             ---          ---          ---

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

7.  INCOME TAXES (CONTINUED)
    Deferred tax assets (liabilities) are comprised of the following as accounted for under SFAS No. 109:

                                                                                             YEARS ENDED DECEMBER
                                                                                                     31,
                                                                                             --------------------
                                                                                               1995       1994
                                                                                             ---------  ---------
Deferred tax assets:
  Allowance for loan losses................................................................  $  11,204  $   7,442
  Other reserves not currently deductible..................................................      3,094      3,907
  State income taxes.......................................................................      1,327        365
  Depreciation and amortization............................................................        394         --
  Net unrealized loss on available-for-sale investments....................................        138      2,890
                                                                                             ---------  ---------
Gross deferred tax assets..................................................................     16,157     14,604
Deferred tax liabilities:
  Other deferred tax liabilities...........................................................       (457)        --
  Depreciation and amortization............................................................         --        (16)
                                                                                             ---------  ---------
    Net deferred tax assets................................................................  $  15,700  $  14,588
                                                                                             ---------  ---------
                                                                                             ---------  ---------

    The Company believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the net deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

8.  EMPLOYEE BENEFIT PLANS
    Effective March 1, 1995, the Company's employee stock ownership plan (ESOP) was merged with and into the Bank's 401(k) tax-deferred savings plan and the merged plan was restated and renamed the Silicon Valley Bank 401(k) and Employee Stock Ownership Plan (the "plan"). Upon adoption of the plan, all unvested employee balances under the previous 401(k) plan became fully vested. All employees of the Company are eligible to participate in the plan.

    Employees participating in the 401(k) plan may elect to have a portion of their salary deferred and contributed to the plan. The amount of salary deferred is not subject to federal or state income taxes at the time of deferral. The Company matches up to $1,000 of an employee's contributions in any plan year. The matching contribution vests ratably over five years. Under the current and previous plans, the Company's matching contributions were $0.3 million, $0.3 million and $0.2 million in 1995, 1994 and 1993, respectively.

    All individuals that are employed by the Company on the first and last day of a fiscal quarter are eligible for quarterly ESOP contributions. On a quarterly basis, the Company may elect to contribute cash, or the Company's common stock, in an amount not exceeding 5.0% of an eligible employee's quarterly base salary. Additionally, for all individuals employed by the Company on the last day of the fiscal year, the Company may elect to contribute cash, or the Company's common stock, in an amount not exceeding 10.0% of the eligible employee's base salary earned in that year. The ESOP contributions vest ratably over five years. Under the current and previous plans, the Company's contributions to the ESOP totaled $2.5 million, $1.6 million and $0.9 million in 1995, 1994 and 1993, respectively. At December 31, 1995, the ESOP owned 431,520 equivalent shares of the Company's common stock. All shares held by the ESOP are treated as outstanding shares in the computation of the Company's net income per share.

    The Company has an employee stock purchase plan (ESPP) under which participating employees may contribute up to 10.0% of their compensation to purchase shares of the Company's common stock

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

8.  EMPLOYEE BENEFIT PLANS (CONTINUED)
at 85.0% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees of the Company are eligible to participate in the ESPP. The ESPP is noncompensatory and results in no expense to the Company. For the first six-month offering period of 1995, 25,373 shares of the Company's common stock were issued under the ESPP at $11.48 per share, while 20,824 shares of the Company's common stock were issued at $15.30 per share for the second six-month offering period of 1995. At December 31, 1995, 168,411 shares of the Company's common stock were reserved for future issuance under the ESPP.

    The Company's 1983 and 1989 stock option plans provide for the granting of incentive and non-qualified stock options which entitle directors, officers and key employees, and certain other parties to purchase shares of the Company's common stock at a price not less than the fair market value of the common stock on the date the option is granted. Options vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant. The following table provides stock option information:

                                                                                   NUMBER OF    OPTION PRICE PER
                                                                                    SHARES           SHARE
                                                                                  -----------  ------------------
Outstanding at January 1, 1993..................................................      823,039   $ 2.04 - $13.10
  Granted.......................................................................      289,500    8.25 -  11.00
  Exercised.....................................................................     (138,560)   2.04 -   9.98
  Forfeited.....................................................................      (53,958)   6.80 -  13.10
                                                                                  -----------  ------------------
Outstanding at December 31, 1993................................................      920,021    2.04 -  12.70
  Granted.......................................................................      228,250    9.88 -  12.75
  Exercised.....................................................................      (76,150)   2.04 -   9.98
  Forfeited.....................................................................      (76,120)   9.88 -  12.25
                                                                                  -----------  ------------------
Outstanding at December 31, 1994................................................      996,001    2.04 -  12.75
                                                                                  -----------  ------------------
  Granted.......................................................................      372,093    13.25 -  16.00
  Exercised.....................................................................     (222,811)   2.04 -  13.63
  Forfeited.....................................................................      (29,081)   6.80 -  16.00
                                                                                  -----------  ------------------
Outstanding at December 31, 1995................................................    1,116,202   $ 2.04 - $16.00
                                                                                  -----------  ------------------
                                                                                  -----------  ------------------

    At December 31, 1995, options for 580,358 shares of the Company's common stock were exercisable under the stock option plans, and 72,941 shares were available for future grant.

    The Company's 1989 stock option plan also provides for the granting of shares to directors and employees. Shares granted to directors as compensation for their services are fully vested on the date of grant. Shares granted to employees may be subject to certain vesting requirements and resale restrictions (restricted stock). For restricted stock, unearned compensation equivalent to the market value of the common stock on the date of grant is charged to shareholders' equity and subsequently amortized into noninterest expense over the vesting term. There were 75,000 shares of restricted stock outstanding at December 31, 1995, and the vesting of these shares occurs at various periods through 1998.

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. SFAS No. 123 encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is realized as an expense over the service or vesting period. However,

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

8.  EMPLOYEE BENEFIT PLANS (CONTINUED)
SFAS No. 123 also allows an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which is the method currently being used by the Company. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount which must be paid to acquire the stock.

    The Company adopted SFAS No. 123 effective January 1, 1996, but will continue to account for employee and director stock-based compensation plans under the intrinsic value accounting methodology prescribed by APB Opinion No.
25. SFAS No. 123 requires that stock-based compensation to other parties be accounted for under the fair value method. Based upon the information available as of December 31, 1995, the effect of adoption of this Statement on the consolidated financial position and results of operations of the Company is not expected to be material.

9.  RELATED PARTIES
    At December 31, 1995, the Company had two loans outstanding to related parties. In 1992, the Board of Directors of the Bank adopted a policy to prohibit new loan commitments to directors, officers or employees of the Company and the Bank. Term loans to related parties existing at December 31, 1992 are allowed to run their full term. When made, these related party loans included terms, including interest rates and collateral requirements, comparable to those prevailing at that time for similar transactions with unrelated parties, and did not involve more than the normal amount of credit risk or present other unfavorable features. The balance of related party loans totaled $1.5 million at December 31, 1995, which was a $0.6 million decrease from the prior year-end due to repayments during 1995.

    In 1995, the Silicon Valley Bank Foundation (the "Foundation") was formed. The Foundation is funded entirely by the Company, and was established by the Company to maintain good corporate citizenship in its communities. In 1995, the Company contributed $0.1 million to the initial funding of the Foundation.

10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
    In the normal course of business, the Company uses financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in foreign currency exchange rates. These financial instruments include commitments to extend credit, commercial and standby letters of credit, and foreign exchange forward contracts. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

    COMMITMENTS TO EXTEND CREDIT

    A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the customer upon the Company issuing the commitment. As of December 31, 1995 and 1994, the Company had $256.9 million and $374.7 million of available unused loan commitments, of which $10.4 million and $29.5 million had a fixed interest rate, respectively. The Company's exposure arising from interest rate risk associated with fixed rate loan commitments is not considered material. Commitments which are unavailable for funding due to customers not meeting all collateral, compliance, and financial covenants required under loan commitment agreements totaled $789.1 million and $474.4 million at December 31, 1995 and 1994, respectively.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

10.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)

    The Company's potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitments. The Company uses the same credit approval and monitoring process in extending loan commitments as it does in making loans. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. The Company evaluates each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in Management's evaluation of the adequacy of the allowance for loan losses.

    COMMERCIAL AND STANDBY LETTERS OF CREDIT

    Commercial and standby letters of credit represent conditional commitments issued by the Company on behalf of a customer to guarantee the performance of the customer to a third party. These guarantees are issued primarily for inventory purchases by customers and are typically short-term in nature. The letters of credit have fixed expiration dates and generally require a fee paid by the customer upon the Company issuing the commitment. Fees generated from these letters of credit are recognized in noninterest income over the commitment period. At December 31, 1995 and 1994, total commercial and standby letters of credit were $72.4 million and $64.7 million, respectively.

    The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to customers, and accordingly, the Company uses credit evaluation and collateral requirements similar to those for loan commitments. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon. The potential credit risk associated with letters of credit is considered in Management's evaluation of the adequacy of the allowance for loan losses.

    FOREIGN EXCHANGE FORWARD CONTRACTS

    The Company enters into foreign exchange forward contracts with customers involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending on the customer need. The Company enters into offsetting foreign exchange forward contracts with correspondent banks to hedge against the risk of fluctuations in foreign currency exchange rates related to the forward contracts entered into with its customers. These contracts are short-term in nature, typically expiring in less than 90 days. At December 31, 1995 and 1994, the notional amounts of these contracts were $29.0 million and $14.4 million, respectively. Credit exposure for foreign exchange forward contracts is equal to the unrealized gains in such contracts. Total unrealized gains on these contracts with both customers and correspondent banks amounted to $0.5 million at December 31, 1995 and $0.3 million at December 31, 1994. The Company has incurred no losses from counterparty nonperformance and anticipates performance by all counterparties to such foreign exchange forward contracts.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS
    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, set forth below for the Company's financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the Company's consolidated financial statements and related notes.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for most of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are Management's estimates of the values, and they are often calculated based on current pricing policies, the economic and competitive environment, the characteristics of the financial instruments, expected losses, and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment, and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets, and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.

    The following methods and assumptions have been used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value.

    CASH AND CASH EQUIVALENTS: This category includes cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold and securities purchased under agreement to resell. For these short-term financial instruments, the carrying amount is a reasonable estimate of fair value.

    INVESTMENT SECURITIES: For securities classified as available-for-sale or held-to-maturity, fair values are based on quoted market prices or dealer quotes.

    LOANS: The fair value of performing fixed and variable rate loans is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans with similar credit ratings and for the same remaining maturities. Nonperforming fixed and variable rate loans and loans classified as special mention, substandard or doubtful are valued using assumptions as to the expected timing and extent of principal recovery with no recovery assumed for contractual interest owed.

    DEPOSITS: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings accounts, NOW accounts, and money market deposits is equal to the amount payable on demand at the reporting date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered by the Company for time deposits with similar remaining maturities. The fair value does not include the benefit that results from the low cost of funding provided by the Company's deposits as compared to the cost of borrowing funds in the market.

    OFF-BALANCE SHEET FINANCIAL INSTRUMENTS: The Company has not estimated the fair value of off-balance sheet commitments to extend credit, commercial letters of credit and standby letters of credit. Because of the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with the lack of an established market for these financial instruments, Management does not believe it is meaningful to provide an estimate of fair value.

    The fair value of foreign exchange forward contracts is based on the estimated amounts the Company would receive or pay to terminate the contracts at the reporting date (i.e., mark-to-market value).

    LIMITATIONS:   The  information  presented  herein  is  based  on  pertinent information available to the Company as of December 31, 1995 and 1994, respectively. Although Management is not aware of

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

11. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year-end and the estimated fair values of these financial instruments may have changed significantly since that point in time.

    The estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 are presented below. Bracketed amounts in the estimated fair value columns represent estimated cash outflows required to settle the obligations at market rates as of the respective reporting dates.

                                                                                   DECEMBER 31,
                                                                --------------------------------------------------
                                                                          1995                      1994
                                                                ------------------------  ------------------------
                                                                 CARRYING     ESTIMATED    CARRYING     ESTIMATED
                                                                  AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                                -----------  -----------  -----------  -----------
                                                                              (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and due from banks.....................................  $    85,187  $    85,187  $   139,792  $   139,792
  Federal funds sold and securities purchased under agreement
   to rese11..................................................      257,138      257,138      150,057      150,057
  Available-for-sale securities...............................      321,309      321,309      148,703      148,703
  Held-to-maturity securities.................................           --           --        7,786        8,049
  Gross loans.................................................      742,218      715,306      707,463      692,810
  Less: Allowance for loan losses.............................      (29,700)          --      (20,000)          --
       Unearned income........................................       (3,813)          --       (3,654)          --
                                                                -----------  -----------  -----------  -----------
  Net loans...................................................      708,705      715,306      683,809      692,810
Financial Liabilities:
  Noninterest-bearing demand deposits.........................      451,318      451,318      401,455      401,455
  Money market, NOW and savings deposits......................      773,292      773,292      585,171      585,171
  Time deposits...............................................       65,450       65,626       88,747       88,914
Off-Balance Sheet Financial Instruments:
  Foreign exchange forward contracts -- receive...............           --       14,082           --        7,193
  Foreign exchange forward contracts -- pay...................           --      (14,082)          --       (7,193)

12. LEGAL MATTERS
    On June 1, 1993, a shareholder class action lawsuit was filed in the United States District Court for the Northern District of California naming the Company and the Bank, certain directors and officers, and others as defendants. The suit alleged, among other things, that the defendants misrepresented or failed to disclose material facts about the Company's operations and financial results which the plaintiff contends affected the price of the Company's common stock from January 9, 1991 through October 12, 1992. On September 30, 1994, the Company entered into a settlement agreement with the plaintiff. The settlement agreement was approved by the court effective November 28, 1994. Settlement amounts and costs relating to this agreement were fully realized in the operating results of the Company for the year ended December 31, 1994.

    Additionally, certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Bank and/or the Company. Based upon information available to the Company, its review of such claims to date and consultation with its counsel, Management believes the liability relating to these actions, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

13. REGULATORY MATTERS
    During 1993, the Company and the Bank consented to formal supervisory orders by the Federal Reserve Bank of San Francisco and the Bank consented to a formal supervisory order by the California State Banking Department. These orders require, among other actions, the following: suspension

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

13. REGULATORY MATTERS (CONTINUED)
of cash dividends; restrictions on transactions between the Company and the Bank without prior regulatory approval; development of a capital plan to ensure the Bank maintains adequate capital levels subject to regulatory approval; development of plans to improve the quality of the Bank's loan portfolio through collection or improvement of the credits within specified time frames; changes to the Bank's loan policies which require the Directors' Loan Committee to approve all loans to any one borrower exceeding $3.0 million and requiring the Board of Directors to become more actively involved in loan portfolio management and monitoring activities; review of, and changes in, the Bank's loan policies to implement (i) policies for controlling and monitoring credit concentrations,
(ii) underwriting standards for all loan products, and (iii) standards for credit analysis and credit file documentation; development of an independent loan review function and related loan review policies and procedures; development of Board of Directors oversight programs to establish and maintain effective control and supervision of Management and major Bank operations and activities; development of a plan, including a written methodology, to maintain an adequate allowance for loan losses, defined as a minimum of 2.0% of total loans; development of business plans to establish guidelines for growth and ensure maintenance of adequate capital levels; a review and evaluation of existing compensation practices and development of officer compensation policies and procedures by the Boards of Directors of the Company and the Bank; policies requiring that changes in fees paid to directors as well as bonuses paid to executive officers first receive regulatory approval; and development of a detailed internal audit plan for approval by the Board of Directors of the Bank. The California State Banking Department order further requires the Bank to maintain a minimum tangible equity-to-assets ratio of 6.5%.

    In addition, such plans, policies and procedures may not be amended without prior regulatory approval. The Company and the Bank have taken steps to address these requirements. The Company believes compliance with these actions has not and will not have a material adverse impact on the business of the Bank, its clients, or the Company. The Company and the Bank were in substantial compliance with such orders at December 31, 1995.

14. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
    The condensed balance sheets of Silicon Valley Bancshares (parent company only) at December 31, 1995 and 1994, and the related condensed income statements and condensed statements of cash flows for the years ended December 31, 1995, 1994 and 1993 are presented below:

                            CONDENSED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                           ----------------------
                                                                                              1995        1994
                                                                                           -----------  ---------
                                                                                           (DOLLARS IN THOUSANDS)
Assets:
  Cash on deposit with subsidiary bank...................................................  $     4,559  $   1,074
  Short-term investments.................................................................           86        110
  Other assets...........................................................................           16         --
  Investment in subsidiary bank..........................................................      100,460     76,014
                                                                                           -----------  ---------
    Total assets.........................................................................  $   105,121  $  77,198
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Liabilities..............................................................................  $       147  $     (59)
Shareholders' equity.....................................................................      104,974     77,257
                                                                                           -----------  ---------
    Total liabilities and shareholders' equity...........................................  $   105,121  $  77,198
                                                                                           -----------  ---------
                                                                                           -----------  ---------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

14. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

                          CONDENSED INCOME STATEMENTS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1994       1993
                                                                                    ---------  ---------  ---------
                                                                                        (DOLLARS IN THOUSANDS)
Interest income...................................................................  $      99  $      98  $      74
General and administrative expenses...............................................        (86)       (53)       (81)
Income tax (expense) benefit......................................................        (10)       (20)         3
                                                                                    ---------  ---------  ---------
Income (loss) before equity in net income of subsidiary...........................          3         25         (4)
Equity in net income of subsidiary................................................     18,150      9,041      1,605
                                                                                    ---------  ---------  ---------
Net income........................................................................  $  18,153  $   9,066  $   1,601
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1995       1994       1993
                                                                                    ---------  ---------  ---------
                                                                                        (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income......................................................................  $  18,153  $   9,066  $   1,601
  Adjustments to reconcile net income to net cash provided by (applied to)
   operating activities:
    Equity in net income of subsidiary bank.......................................    (18,150)    (9,041)    (1,605)
    (Increase) decrease in other assets...........................................        (16)       197        728
    Increase (decrease) in liabilities............................................        217       (248)        59
                                                                                    ---------  ---------  ---------
Net cash provided by (applied to) operating activities............................        204        (26)       783
                                                                                    ---------  ---------  ---------
Cash flows from investing activities:
  Net decrease in short-term investments..........................................         --         13      2,158
  Investment in subsidiary bank...................................................     (2,322)    (3,101)    (4,000)
                                                                                    ---------  ---------  ---------
Net cash applied to investing activities..........................................     (2,322)    (3,088)    (1,842)
                                                                                    ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance costs...................      5,603      2,014      2,425
                                                                                    ---------  ---------  ---------
Net cash provided by financing activities.........................................      5,603      2,014      2,425
                                                                                    ---------  ---------  ---------
Net increase (decrease) in cash...................................................      3,485     (1,100)     1,366
Cash and cash equivalents at January 1,...........................................      1,074      2,174        808
                                                                                    ---------  ---------  ---------
Cash and cash equivalents at December 31,.........................................  $   4,559  $   1,074  $   2,174
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

15. UNAUDITED QUARTERLY FINANCIAL DATA

                                                      1995                                        1994
                                   ------------------------------------------  ------------------------------------------
                                     FIRST     SECOND      THIRD     FOURTH      FIRST     SECOND      THIRD     FOURTH
                                    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net interest income..............  $  18,165  $  18,367  $  17,916  $  19,504  $  13,732  $  14,299  $  15,173  $  17,056
Provision for loan losses........      1,355      1,406      3,337      2,639        637      1,055        490        904
Noninterest income...............        977      2,482      5,098      4,008      1,994      1,056        807      1,066
Noninterest expense..............     12,068     12,416     11,911     11,530     12,041     10,356     11,784     11,420
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income before income taxes.......      5,719      7,027      7,766      9,343      3,048      3,944      3,706      5,798
Income tax expense...............      2,439      3,046      2,303      3,914      1,314      1,703      1,598      2,815
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income.......................  $   3,280  $   3,981  $   5,463  $   5,429  $   1,734  $   2,241  $   2,108  $   2,983
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income per common and common
 equivalent share................      $0.37      $0.44      $0.59      $0.58      $0.21      $0.26      $0.24      $0.34
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the sections titled "Proposal No. 1 -- Election of Directors," "Information on Executive Officers," and "Compliance with Section 16(a) of the Exchange Act" contained in the definitive proxy statement for the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the sections titled "Information on Executive Officers," "Report of the Personnel and Compensation Committee of the Board on Executive Compensation," "Table 1 -- Summary Compensation," "Table 2 -- Option Grants in Fiscal Year 1995," "Table 3 -- Aggregated Option Exercises in Fiscal Year 1995 and Fiscal Year-End Option Values," "Termination Arrangements," and "Director Compensation" contained in the definitive proxy statement for the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the sections titled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" contained in the definitive proxy statement for the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the section titled "Certain Relationships and Related Transactions" in the definitive proxy statement for the Company's 1996 Annual Meeting of Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. and 2.
      The financial statements and supplementary data contained in Item 8 of this report are filed as part of this report.

      All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

    (a) 3.
       Exhibits are listed in the Index to Exhibits beginning on page 63 of this report.

    (b) Reports on Form 8-K.
       No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          SILICON VALLEY BANCSHARES

                                          By: _________/s/_JOHN C. DEAN_________
                                                        John C. Dean
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

Dated: March 11, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                      TITLE                         DATE
------------------------------------------------------  --------------------------------  -----------------------

                /s/ DANIEL J. KELLEHER
     -------------------------------------------        Chairman of the Board of              March 11, 1996
                  Daniel J. Kelleher                     Directors and Director

                   /s/ JOHN C. DEAN                     President, Chief Executive
     -------------------------------------------         Officer and Director (Principal      March 11, 1996
                     John C. Dean                        Executive Officer)

                                                        Executive Vice President, Chief
                  /s/ GLEN BLACKMON                      Information Officer and Chief
     -------------------------------------------         Financial Officer (Principal         March 11, 1996
                    Glen Blackmon                        Financial Officer)

               /s/ CHRISTOPHER T. LUTES
     -------------------------------------------        Vice President and Controller         March 11, 1996
                 Christopher T. Lutes                    (Principal Accounting Officer)

                   /s/ GARY K. BARR
     -------------------------------------------        Director                              March 11, 1996
                     Gary K. Barr

               /s/ JAMES F. BURNS, JR.
     -------------------------------------------        Director                              March 11, 1996
                 James F. Burns, Jr.

             /s/ CLARENCE J. FERRARI, JR
     -------------------------------------------        Director                              March 11, 1996
               Clarence J. Ferrari, Jr.

                      SIGNATURE                                      TITLE                         DATE
------------------------------------------------------  --------------------------------  -----------------------

                   /s/ HENRY M. GAY
     -------------------------------------------        Director                              March 11, 1996
                     Henry M. Gay

                 /s/ JAMES R. PORTER
     -------------------------------------------        Director                              March 11, 1996
                   James R. Porter

                  /s/ MICHAEL ROSTER
     -------------------------------------------        Director                              March 11, 1996
                    Michael Roster

                   /s/ ANN R. WELLS
     -------------------------------------------        Director                              March 11, 1996
                     Ann R. Wells

                  /s/ DAVID deWILDE
     -------------------------------------------        Director                              March 11, 1996
                    David deWilde

                               INDEX TO EXHIBITS

  EXHIBIT                                                                                                 SEQUENTIALLY
    NO.                                              DESCRIPTION                                          NUMBERED PAGE
------------  -----------------------------------------------------------------------------------------  ---------------
     3.1      Articles of Incorporation of the Company, as amended (1)                                         --
     3.2      By-Laws of the Company, as amended (12)                                                          --
     4.1      Article Three of Articles of Incorporation (included in Exhibit 3.1) (1)                         --
    10.1      Letter of understanding for lease terms between Silicon Valley Bank and John Hancock
               Properties, a California corporation; 2262 North First Street, San Jose, California
               95113 (1)                                                                                       --
    10.1 (a)  Seventh amendment to lease outlined in Exhibit 10.1 (10)                                         --
    10.1 (b)  Eighth amendment to lease outlined in Exhibit 10.1 (10)                                          --
    10.3      Employment Agreement between Silicon Valley Bancshares and John C. Dean (10)                     --
    10.5      Silicon Valley Bancshares Incentive Savings Plan (2)                                             --
    10.7      Lease Agreement between Silicon Valley Bancshares and Almaden Tower Partners, a
               California general partnership; Ten Almaden Blvd., San Jose, California 95113 (5)               --
    10.9      Lease Agreement between Silicon Valley Bank and Palo Alto Square; Two Palo Alto Square,
               Palo Alto, California 94306 (4)                                                                 --
    10.9 (a)  Second amendment to lease outlined in Exhibit 10.9 (10)                                          --
    10.10     Lease Agreement between Silicon Valley Bank and Sharon Land Company; 3000 Sand Hill Road,
               Menlo Park, California 94025 (1)                                                                --
    10.10(a)  First amendment to lease outlined in Exhibit 10.10 (12)                                          --
    10.10(b)  Second amendment to lease outlined in Exhibit 10.10 (12)                                         --
    10.11     Lease Agreement between Silicon Valley Bank and Wellesley Six Company Trust; 45 William
               Street, Wellesley, Massachusetts 02181 (7)                                                      --
    10.11(a)  First amendment to lease outlined in Exhibit 10.11 (12)                                          --
    10.12     Lease Agreement between Silicon Valley Bank and Forty-Six Hundred, a California Limited
               Partnership; 4600 Campus Drive, Suites 103 and 105, Newport Beach, California 92660 (7)         --
    10.12(a)  First amendment to lease outlined in Exhibit 10.12 (10)                                          --
    10.12(b)  Second amendment to lease outlined in Exhibit 10.12 (12)                                         --
    10.13     Silicon Valley Bancshares 1989 Stock Option Plan, as amended (6)                                 --
    10.14     Silicon Valley Bancshares Employee Stock Ownership Plan (8)                                      --
    10.15     Lease Agreement between Silicon Valley Bank and Ms. Anita McGill; 11000 S.W. Status
               Avenue, Suite 170, Beaverton, Oregon 97005 (9)                                                  --
    10.16     Lease Agreement between Silicon Valley Bank and Westwood Company-Palo Alto, a California
               Limited Partnership; 1731 Embarcadero Road, Palo Alto, California 94303 (10)                    --

  EXHIBIT                                                                                                 SEQUENTIALLY
    NO.                                              DESCRIPTION                                          NUMBERED PAGE
------------  -----------------------------------------------------------------------------------------  ---------------
    10.17     Lease Agreement between Silicon Valley Bank and WRC Properties, Inc.; 3003 Tasman Drive,
               Santa Clara, CA 95054 (12)                                                                      --
    10.18     Lease Agreement between Silicon Valley Bank and Da Rosa Family Trust, Jose G. Da Rosa,
               Trustee, and Sorrento Mesa Trust, Mary Alice Gonsalves, Trustee, dba Balboa Travel
               Plaza; 5414 Oberlin Drive, San Diego, California, County of San Diego (12)                      --
    10.19     Agreement not to Stand for Re-election as Director of Silicon Valley Bancshares and
               Silicon Valley Bank and Mutual General Release of Claims between Dr. Allan C. Kramer and
               Silicon Valley Bancshares and Silicon Valley Bank (3)                                           --
    10.20     Agreement not to Stand for Re-election as Director of Silicon Valley Bancshares and
               Silicon Valley Bank and Mutual General Release of Claims between Barry A. Turkus and
               Silicon Valley Bancshares and Silicon Valley Bank (3)                                           --
    10.21     Separation Agreement and General Release between Allyn C. Woodward, Jr. and Silicon
               Valley Bancshares and Silicon Valley Bank (3)                                                   --
    10.22     Restricted Stock Bonus and Non-Compete Agreement between Allyn C. Woodward, Jr. and
               Silicon Valley Bancshares and Silicon Valley Bank (3)                                           --
    10.23     Amendment and Restatement of Silicon Valley Bancshares 1989 Stock Option Plan (3)                --
    10.24     Lease Agreement between Norman B. Leventhal and Edwin N. Sidman, Trustees and Silicon
               Valley Bank; 40 William Street, Wellesley, Massachusetts 02181 (11)                             --
    10.25     Employment Agreement among Silicon Valley Bank, Silicon Valley Bancshares, and Roger V.
               Smith (11)                                                                                      --
    10.26     Mutual General Release Agreement among Silicon Valley Bank, Silicon Valley Bancshares,
               and Dennis G. Uyemura (11)                                                                      --
    10.27     Consulting Agreement among Silicon Valley Bank, Silicon Valley Bancshares, and Dennis G.
               Uyemura (11)                                                                                    --
    11.1      Calculation of Earnings per Share                                                                    66
    13.1      Independent Auditors' report on the consolidated statements of income, shareholders'
               equity and cash flows for the year ended December 31, 1993                                          67
    21.1      Subsidiaries of Silicon Valley Bancshares                                                            68
    23.1      Consent of Independent Auditors                                                                      69
    23.2      Consent of Independent Auditors                                                                      70
    27.1      Financial Data Schedule                                                                              71

------------------------
 (1) Incorporated by reference to Exhibits 3.1, 4.1, 10.1 and 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

 (2) Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

 (3) Incorporated by reference to Exhibits 10.19, 10.20, 10.21, 10.22, and 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.

 (4) Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

 (5) Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

 (6) Incorporated by reference to the Company's Registration Statement on Form S-8/S-3 filed on October 11, 1994.

 (7) Incorporated by reference to Exhibits 10.11 and 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

 (8) Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-8 filed on October 31, 1991.

 (9) Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(10) Incorporated by reference to Exhibits 10.1(a), 10.1 (b), 10.3, 10.9(a), 10.12(a), and 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(11) Incorporated by reference to Exhibits 10.24, 10.25, 10.26, and 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(12) Incorporated by reference to Exhibits 3.2, 10.10(a), 10.10(b), 10.11(a), 10.12(b), 10.17, and 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.