Form 10-Q
period 1996-03-31
SILICON VALLEY BANCSHARES
filed 1996-05-15
CIK 719739

     As filed with the Securities and Exchange Commission on May 15, 1996
- --------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ___________
                                   FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1996

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ________ to ________.



                       Commission File Number: 33-41102


                           SILICON VALLEY BANCSHARES
            (Exact name of registrant as specified in its charter)


             California                              94-2856336
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


           3003 Tasman Drive
        Santa Clara, California                      95054-1191
 (Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code:  (408) 654-7282



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X   No
         ---     ---



     At April 30, 1996, 9,184,141 shares of the registrant's common stock (no par value) were outstanding.

- --------------------------------------------------------------------------------


                   This report contains a total of 22 pages.

                                 TABLE OF CONTENTS
                                 ------------------

                                                                PAGE
                                                                ----
                        PART I - FINANCIAL INFORMATION
                        ------------------------------
ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                              3

         CONSOLIDATED INCOME STATEMENTS                           4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                    5

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                     10

                          PART II - OTHER INFORMATION
                          ----------------------------
ITEM 1.  LEGAL PROCEEDINGS                                       21

ITEM 2.  CHANGES IN SECURITIES                                   21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     21

ITEM 5.  OTHER INFORMATION                                       21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        21

SIGNATURES                                                       22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            March 31,    December 31,
                                                              1996           1995
(Dollars in thousands)                                     (Unaudited)
- -------------------------------------------------------------------------------------

Assets:
Cash and due from banks                                    $   99,210      $   85,187
Federal funds sold and securities purchased under
  agreement to resell                                         240,430         257,138
Investment securities, at fair value                          334,182         321,309
Loans, net of unearned income                                 748,351         738,405
Allowance for loan losses                                     (30,200)        (29,700)
- -------------------------------------------------------------------------------------
  Net loans                                                   718,151         708,705
Premises and equipment                                          4,453           4,697
Other real estate owned                                         4,393           4,955
Accrued interest receivable and other assets                   23,728          25,596
- -------------------------------------------------------------------------------------
Total assets                                               $1,424,547      $1,407,587
=====================================================================================
Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing demand deposits                        $  453,961      $  451,318
Money market and NOW deposits                                 782,184         773,292
Time deposits                                                  65,736          65,450

- -------------------------------------------------------------------------------------
  Total deposits                                            1,301,881       1,290,060
Other liabilities                                              10,442          12,553
- -------------------------------------------------------------------------------------
Total liabilities                                           1,312,323       1,302,613
- -------------------------------------------------------------------------------------
Shareholders' Equity:
Preferred stock, no par value:
  20,000,000 shares authorized;
  none outstanding
Common stock, no par value:
  30,000,000 shares authorized;
  9,142,526 and 8,963,662 shares outstanding at
  March 31, 1996 and December 31, 1995, respectively           62,094          59,357
Retained earnings                                              50,532          45,855
Net unrealized loss on available-for-sale investments            (295)           (198)
Unearned compensation                                            (107)            (40)
- -------------------------------------------------------------------------------------
Total shareholders' equity                                    112,224         104,974
- -------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                 $1,424,547      $1,407,587
=====================================================================================

            See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS

                                                          For the three months ended
                                                          --------------------------
                                                           March 31,     March 31,
                                                             1996          1995
(Dollars in thousands, except per share amounts)          (Unaudited)   (Unaudited)
- -------------------------------------------------------------------------------------
Interest income:
 Loans                                                      $21,105       $20,179
 Investment securities                                        4,279         2,354
 Federal funds sold and securities purchased under
     agreement to resell                                      2,821         1,475
- -------------------------------------------------------------------------------------
Total interest income                                        28,205        24,008
- -------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                   7,932         5,843
- -------------------------------------------------------------------------------------
Total interest expense                                        7,932         5,843
- -------------------------------------------------------------------------------------
Net interest income                                          20,273        18,165
Provision for loan losses                                     1,523         1,355
- -------------------------------------------------------------------------------------
Net interest income after provision for loan losses          18,750        16,810
- -------------------------------------------------------------------------------------
Noninterest income:
 Letter of credit and foreign exchange income                   879           705
 Deposit service charges                                        396           351
 Disposition of client warrants                                 291           225
 Investment gains (losses)                                        1          (422)
 Other                                                          266           118
- -------------------------------------------------------------------------------------
Total noninterest income                                      1,833           977
- -------------------------------------------------------------------------------------
Noninterest expense:
 Compensation and benefits                                    7,788         7,090
 Occupancy                                                      850           932
 Professional services                                          804           963
 Equipment                                                      653           530
 Cost of other real estate owned                                450            (5)
 Corporate legal and litigation                                 154           154
 Data processing services                                       126           329
 FDIC deposit insurance                                          81           598
 Client services                                                 30           213
 Other                                                        1,852         1,264
- -------------------------------------------------------------------------------------
Total noninterest expense                                    12,788        12,068
- -------------------------------------------------------------------------------------
Income before income tax expense                              7,795         5,719
Income tax expense                                            3,118         2,439
- -------------------------------------------------------------------------------------
Net income                                                  $ 4,677       $ 3,280
=====================================================================================
Net income per common and
  common equivalent share                                   $  0.49       $  0.37
=====================================================================================

            See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the three months ended
                                                          --------------------------
                                                           March 31,     March 31,
                                                             1996          1995
(Dollars in thousands)                                    (Unaudited)   (Unaudited)
- -------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                 $   4,677      $  3,280
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                   1,523         1,355
     Net (gain) loss on sales of investment securities              (1)          422
     Depreciation and amortization                                 306           520
     Net gain on sales of other real estate owned                 (173)          (53)
     Provision for other real estate owned                         551             -
     Increase in accrued interest receivable                    (1,119)          (53)
     Decrease in accounts receivable                               253           474
     Increase (decrease) in accrued interest payable                29           (55)
     Decrease in unearned income                                  (452)         (421)
      Other, net                                                (1,238)        1,153
- -------------------------------------------------------------------------------------
Net cash provided by operating activities                        4,356         6,622
- -------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from maturities and paydowns of
    investment securities                                      272,319        17,181
  Proceeds from sales of investment securities                     732        14,119
  Purchases of investment securities                          (284,188)      (27,132)
  Net (increase) decrease in loans                             (11,133)        6,805
  Proceeds from recoveries of charged off loans                    616           968
  Net proceeds from sales of other real estate owned               184         1,189
  Purchases of premises and equipment                              (61)         (736)
- -------------------------------------------------------------------------------------
Net cash provided by (applied to) investing activities         (21,531)       12,394
- -------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                           11,821       (51,727)
  Proceeds from issuance of common stock,
   net of issuance costs                                         2,669         1,451

Net cash provided by (applied to) financing activities          14,490       (50,276)
- -------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                       (2,685)      (31,260)
Cash and cash equivalents at January 1,                        342,325       289,849
- -------------------------------------------------------------------------------------
Cash and cash equivalents at March 31,                       $ 339,640      $258,589
=====================================================================================
Supplemental disclosures:
  Interest paid                                              $   7,903      $  5,898
  Income taxes paid                                          $     810      $     90
====================================================================================

            See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Silicon Valley Bancshares (the "Company") and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 1995 consolidated financial statements to conform to the 1996 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity. the following is a summary of the significant accounting and reporting policies used in preparing the interim consolidated financial statements.

Nature of Operations
- --------------------

The Company is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Maryland, Massachusetts and Oregon. The Bank has received regulatory approval during 1996 to open additional loan offices in: Bellevue, Washington; Boulder, Colorado; Austin, Texas; and St. Helena, California. The bank serves emerging and middle-market growth companies in specific targeted niches, and focuses on the technology and life sciences industries, while identifying and capitalizing on opportunities to serve other groups of clients with unique financial needs. Substantially all of the assets, liabilities, and earnings of the Company relate to its investment in the Bank.

Consolidation
- -------------

The interim consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, the Bank and SVB Leasing Company (inactive). The revenues, expenses, assets and liabilities of the subsidiaries are included in the respective line items in the interim consolidated financial statements after elimination of intercompany accounts and transactions.

Interim Consolidated Financial Statements
- -----------------------------------------

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1996, and the results of its operations and cash flows for the three month periods ended March 31, 1996 and March 31, 1995. The December 31, 1995 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 1996 may not necessarily be indicative of the Company's operating results for the full year.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Financial Statement Presentation
- -----------------------------------------

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

Net Income Per Share Computation
- --------------------------------

Net income per common and common equivalent share is calculated using weighted average shares outstanding, including the dilutive effect of stock options outstanding during the period. Weighted average shares outstanding were 9,545,307 for the quarter ended March 31, 1996 and 8,836,953 for the quarter ended March 31, 1995.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents as reported in the consolidated statements of cash flows includes cash on hand, cash balances due from banks, federal funds sold and securities purchased under agreement to resell.

Federal Funds Sold and Securities Purchased Under Agreement to Resell
- ---------------------------------------------------------------------

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $430,000 and $138,000 at March 31, 1996 and December 31, 1995, respectively.

Nonaccrual Loans
- ----------------

Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), when the Company has determined that the timely collection of principal or interest is doubtful, or when the loans otherwise become impaired under the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan." When a loan is placed on nonaccrual status, the accrued interest is reversed against interest income and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status. Generally, a loan will be returned to accrual status when all delinquent interest and principal becomes current in accordance with the terms of the loan agreement and full collection of the principal appears probable.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements
- -----------------------------

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

The Company adopted SFAS No. 123 effective January 1, 1996, but will continue to account for employee and director stock-based compensation plans under the intrinsic value accounting methodology prescribed by APB Opinion No. 25. SFAS No. 123 requires that stock-based compensation to other parties be accounted for under the fair value method. The effect of adoption of this statement on the interim consolidated financial position and results of operations of the Company was not material.

2.  LOANS

The detailed composition of loans is presented in the following table:

                              MARCH 31,   DECEMBER 31,
(DOLLARS IN THOUSANDS)          1996          1995
- ------------------------------------------------------

Commercial                     $639,270       $622,488
Real estate term                 45,102         56,845
Real estate construction         21,120         17,194
Consumer and other               42,859         41,878
- ------------------------------------------------------
Total loans (1)                $748,351       $738,405
======================================================

(1) Loans are presented net of unearned income of $3,360 and $3,813 at March 31, 1996 and December 31, 1995, respectively.

3.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three month periods ended March 31, 1996 and 1995 was as follows:

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.  ALLOWANCE FOR LOAN LOSSES (CONTINUED)

     Quarter Ended March 31,     1996      1995
- -------------------------------------------------
(Dollars in thousands)

Balance at January 1,          $29,700    $20,000
Provision for loan losses        1,523      1,355
Loans charged off               (1,639)      (823)
Recoveries                         616        968
- -------------------------------------------------
Balance at March 31,           $30,200    $21,500
=================================================

The aggregate recorded investment in loans for which impairment has been realized in accordance with SFAS No. 114 totaled $27.9 million at March 31, 1996. Allocations to the allowance for loan losses at March 31, 1996 related to these loans were $7.3 million. Average impaired loans for the first quarter of 1996 were $29.2 million.

4.  REGULATORY MATTERS

During 1993, the Company and the Bank consented to a formal supervisory order by the Federal Reserve Bank of San Francisco and the Bank consented to a formal supervisory order by the California State Banking Department. These orders required, among other actions, the following: suspension of cash dividends; restrictions on transactions between the Company and the Bank without prior regulatory approval; development of a capital plan to ensure the Bank maintains adequate capital levels subject to regulatory approval; development of plans to improve the quality of the Bank's loan portfolio through collection or improvement of the credits within specified time frames; changes to the Bank's loan policies which require the Directors' Loan Committee to approve all loans to any one borrower exceeding $3.0 million and requiring the Board of Directors to become more actively involved in loan portfolio management and monitoring activities; review of, and changes in, the Bank's loan policies to implement (i) policies for controlling and monitoring credit concentrations, (ii) underwriting standards for all loan products, and (iii) standards for credit analysis and credit file documentation; development of an independent loan review function and related loan review policies and procedures; development of Board of Directors oversight programs to establish and maintain effective control and supervision of Management and major Bank operations and activities; development of a plan, including a written methodology, to maintain an adequate allowance for loan losses, defined as a minimum of 2.0% of total loans; development of business plans to establish guidelines for growth and ensure maintenance of adequate capital levels; a review and evaluation of existing compensation practices and development of officer compensation policies and procedures by the Boards of Directors of the Company and the Bank; policies requiring that changes in fees paid to directors as well as bonuses paid to executive officers first receive regulatory approval; and development of a detailed internal audit plan for approval by the Board of Directors of the Bank. The California State Banking Department order further required the Bank to maintain a minimum tangible equity-to-assets ratio of 6.5%.

The Federal Reserve Bank removed its supervisory order effective March 27, 1996 and the California State Banking Department terminated its supervisory order effective April 9, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Earnings Summary
- ----------------

The Company reported net income of $4.7 million, or $0.49 per share, for the first quarter of 1996, compared with net income of $3.3 million, or $0.37 per share, for the first quarter of 1995. The annualized return on average equity for the first quarter of 1996 was 17.1%, compared with 16.3% for the first quarter of 1995. The annualized return on average assets for the quarter ended March 31, 1996 improved to 1.4%, up from 1.2% for the quarter ended March 31, 1995.

The increase in net income during the first quarter of 1996 as compared with the first quarter of 1995 resulted from growth in net interest income and noninterest income, offset by increases in both the provision for loan losses and noninterest expense. The major components of net income and changes in these components are summarized in the following table for the quarters ended March 31, 1996 and 1995, and are discussed in more detail below.


                                                          1996 to 1995
Quarter Ended March 31,               1996       1995       Increase
- -----------------------------------------------------------------------
(Dollars in thousands)

Net interest income                  $20,273   $18,165          $2,108
Provision for loan losses              1,523     1,355             168
Noninterest income                     1,833       977             856
Cost of other real estate owned          450        (5)            455
Other noninterest expense             12,338    12,073             265
- -----------------------------------------------------------------------
Income before income taxes             7,795     5,719           2,076
Income tax expense                     3,118     2,439             679
- -----------------------------------------------------------------------
Net income                           $ 4,677   $ 3,280          $1,397
=======================================================================

Net Interest Income and Margin
- ------------------------------

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

The following table sets forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three month periods ended March 31, 1996 and 1995, respectively.

- ------------------------------------------------------------------------------------------------------------------------------------

                                                AVERAGE BALANCES, RATES AND YIELDS
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                         For the three months ended March 31,
                                         -------------------------------------------------------------------------------------------

                                                                     1996                                        1995
                                                                 (Unaudited)                                  (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------

                                                                                    Average                                 Average
                                         Average                                     Yield/      Average                     Yield/
(Dollars in thousands)                   Balance                   Interest           Rate       Balance       Interest       Rate
- ------------------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
 Federal funds sold and
  securities purchased under
  agreement to resell (1)                      $  209,302                $ 2,821        5.4%    $  104,228       $ 1,475        5.7%

 Investment securities:
  Taxable                                         299,072                  4,178        5.6        153,865         2,232        5.9
  Non-taxable (2)                                   6,128                    155       10.2          7,384           187       10.3
 Loans:
  Commercial                                      607,698                 17,930       11.9        614,353        17,958       11.9
  Real estate construction
   and term                                        72,136                  2,174       12.1         70,362         1,753       10.1
  Consumer and other                               43,124                  1,001        9.3         18,192           468       10.4
- -----------------------------                  --------------------------------------------     -----------------------------------
 Total loans                                      722,958                 21,105       11.7        702,907        20,179       11.6
- -----------------------------                  --------------------------------------------     -----------------------------------
Total interest-earning assets                   1,237,460                 28,259        9.2        968,384        24,073       10.1
- -----------------------------                  --------------------------------------------     -----------------------------------

Cash and due from banks                           130,996                                          120,434
Allowance for loan losses                         (30,026)                                         (21,564)
Other real estate owned                             4,919                                            6,521
Other assets                                       28,995                                           19,363
- -----------------------------                  ----------                                       ----------
Total assets                                   $1,372,344                                       $1,093,138
=============================                  ==========                                       ==========

Funding sources:
Interest-bearing liabilities:
 Money market, NOW and
  savings deposits                             $  765,321                  7,311        3.8     $  581,749         5,275        3.7
 Time deposits                                     64,270                    621        3.9         68,201           568        3.4
- -----------------------------                  --------------------------------------------     -----------------------------------
Total interest-bearing
 liabilities                                      829,591                  7,932        3.8        649,950         5,843        3.6
Portion of
 noninterest-bearing
 funding sources                                  407,869                                          318,434
- -----------------------------                  --------------------------------------------     ------------------------------------
Total funding sources                           1,237,460                  7,932        2.6        968,384         5,843        2.4
- -----------------------------                  --------------------------------------------     -----------------------------------

Noninterest-bearing funding
 sources:
Demand deposits                                   420,469                                          350,544
Portion used to fund
 interest-earning
 assets                                          (407,869)                                        (318,434)
Other liabilities                                  12,096                                           11,194
Shareholders' equity                              110,188                                           81,450
- -----------------------------                  ----------                                       ----------
Total liabilities and
 shareholders'
 equity                                        $1,372,344                                       $1,093,138
=============================                  ==========                                       ==========

Net interest income and                                                  $20,327        6.6%                     $18,230        7.6%

 margin                                                                  =======       ====                      =======       ====
=============================

Memorandum:  Total deposits                    $1,250,060                                       $1,000,494
=============================                  ==========                                       ==========

(1) Includes average interest-bearing deposits in other financial institutions of $201 and $1,184 for the three months ended March 31, 1996 and 1995, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis. The tax equivalent adjustments were $54 and $65 for the three months ended March 31, 1996 and 1995, respectively.

Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. Changes which are the combined result of volume and rate changes have been allocated to volume. Changes relating to investments are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1996 and 1995.

                                                 1996 Compared to 1995
                                                -------------------------
                                                  Increase (Decrease)
                                                    Due to Change in
                                                -------------------------
(Dollars in thousands)                          Volume     Rate    Total
- -------------------------------------------------------------------------

Interest income:
  Federal funds sold and
    securities purchased under
    agreement to resell                         $1,429    $ (83)   $1,346
  Investment securities                          2,063     (149)    1,914
  Loans                                            755      171       926
- -------------------------------------------------------------------------
Increase (decrease) in interest income           4,247      (61)    4,186
- -------------------------------------------------------------------------
Interest expense:
  Money market, NOW and
    savings deposits                             1,798      238     2,036
  Time deposits                                    (33)      86        53

- -------------------------------------------------------------------------
Increase in interest expense                     1,765      324     2,089
- -------------------------------------------------------------------------
Increase (decrease) in net interest income      $2,482    $(385)   $2,097
=========================================================================

Net interest income, on a fully taxable-equivalent basis, totaled $20.3 million for the first quarter of 1996, an increase of $2.1 million, or 11.5%, from the $18.2 million total for the first quarter of 1995. The increase in net interest income was the result of a $4.2 million, or 17.4%, increase in interest income, offset by a $2.1 million, or 35.8%, increase in interest expense over the comparable prior year period.

The $4.2 million increase in interest income for the first quarter of 1996, as compared to the first quarter of 1995, was the result of a $4.2 million favorable volume variance offset by a $0.1 million unfavorable rate variance. The favorable volume variance resulted from a $269.1 million, or 27.8%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from growth in the Company's deposits and was primarily comprised of lower-yielding liquid investments in federal funds sold and securities purchased under agreement to resell, and taxable investment securities, which increased $105.1 million and $144.0 million, respectively. Average loans for the first quarter of 1996 increased $20.1 million, or 2.9%, compared to the prior year first quarter. The growth in average loans resulted from an increase in personal lines of credit offered to executives of clients.

Interest income for the first quarter of 1996 decreased $0.1 million from the comparable prior year period due to an unfavorable rate variance related to federal funds sold and securities purchased under agreement to resell, and taxable investment securities. The lower yields on these liquid investments were primarily the result of a decline in market interest rates during the last half of 1995 and the first quarter of 1996. The overall decrease in the yield on interest-earning assets of 90 basis points for the first quarter of 1996, as compared to the first quarter of 1995, was due to a combination of the decline in market interest rates and a shift in the composition of interest-earning assets towards lower-yielding liquid investments. This shift in the composition of interest-earning assets resulted from the aforementioned growth in the Company's deposits combined with minimal growth in the average loan portfolio.

Total interest expense in the 1996 first quarter increased $2.1 million from the 1995 first quarter. This increase was due to an unfavorable volume variance of $1.8 million combined with an unfavorable rate variance of $0.3 million. The unfavorable volume variance resulted from a $179.6 million, or 27.6%, increase in average interest-bearing liabilities in the first quarter of 1996 as compared with the first quarter of 1995. This increase was concentrated in higher-rate money market deposits, and was attributable to the successful marketing efforts of the Company. Changes in the rates paid on interest-bearing liabilities had a $0.3 million unfavorable impact on interest expense in the first quarter of 1996, as the average rate paid on interest-bearing liabilities increased 20 basis points from the first quarter of 1995. This increase resulted from a shift in the Company's deposit mix towards the aforementioned higher-rate money market deposits.

Provision For Loan Losses
- -------------------------

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's continuous assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The provision for loan losses was $1.5 million for the first quarter of 1996, a $0.2 million, or 12.4%, increase as compared to the $1.4 million provision for the first quarter of 1995. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

Noninterest Income
- -------------------

The following table summarizes the components of noninterest income for the quarters ended March 31, 1996 and 1995:

Quarter Ended March 31,                            1996     1995
- ----------------------------------------------------------------
(Dollars in thousands)

Letter of credit and foreign exchange income      $  879   $ 705
Deposit service charges                              396     351
Disposition of client warrants                       291     225
Investment gains (losses)                              1    (422)
Other                                                266     118
- ----------------------------------------------------------------
Total noninterest income                          $1,833   $ 977
================================================================

Noninterest income increased $0.9 million, or 87.6%, to $1.8 million in the first quarter of 1996 as compared to $1.0 million in the first quarter of 1995, primarily due to a decrease in losses incurred through sales of investment securities, and an increase in letter of credit and foreign exchange income.

Letter of credit fees, foreign exchange fees and other trade finance income increased to $0.9 million during the 1996 first quarter, up $0.2 million, or 24.7%, from $0.7 million during the 1995 first quarter. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related services among the Company's client base.

Deposit service charges totaled $0.4 million in the first quarter of both 1996 and 1995. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized as deposit service charges.

Income from the disposition of client warrants was $0.3 million in the first quarter of 1996, an increase of $0.1 million, or 29.3%, compared to $0.2 million in the first quarter of 1995. The Company has historically obtained rights to acquire stock (in the form of warrants) in certain nonpublic clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming. Interest rates, loan fees and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond the control of the Company, including the general condition of the capital markets, and therefore cannot be predicted with any degree of accuracy and is likely to vary materially from period to period.

The company realized a nominal gain on the sale of investment securities during the 1996 first quarter, compared to $0.4 million in losses incurred through such sales during the first quarter of 1995. The securities sold during the first quarter of 1995 were primarily mortgage-backed securities. All sales of investment securities were conducted as a normal component of the Company's interest rate risk and liquidity management activities.

Other noninterest income is comprised primarily of service-based fee income, and increased $0.1 million, or 125.4%, to $0.3 million for the first quarter of 1996 from $0.1 million for the first quarter of the previous year.

Noninterest Expense
- -------------------

Noninterest expense during the first quarter of 1996 totaled $12.8 million, a $0.7 million, or 6.0%, increase from the $12.1 million incurred in the comparable 1995 period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses incurred through sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio improved to 56.6% for the 1996 first quarter, down from 62.4% for the first quarter of 1995. The following table presents the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:


                                                  Three Months Ended March 31,
                                     ----------------------------------------------
                                                  1996                     1995
                                               -----------              -----------
                                               Percent of               Percent of
                                                Adjusted                 Adjusted
(Dollars in thousands)               Amount     Revenues      Amount     Revenues
- -----------------------------------------------------------------------------------
Compensation and benefits            $ 7,788         35.7%   $ 7,090          36.7%
Occupancy                                850          3.9        932           4.8
Professional services                    804          3.7        963           5.0
Equipment                                653          3.0        530           2.7
Corporate legal and litigation           154          0.7        154           0.8
Data processing services                 126          0.6        329           1.7
FDIC deposit insurance                    81          0.4        598           3.1
Client services                           30          0.1        213           1.1
Other                                  1,852          8.5      1,264           6.5
- -----------------------------------------------------------------------------------
Total excluding cost of other
  real estate owned                   12,338         56.6%    12,073          62.4%
Cost of other real estate owned          450                      (5)
- -----------------------------------------------------------------------------------
Total noninterest expense            $12,788                 $12,068
===================================================================================

Compensation and benefits expenses were $7.8 million in the first quarter of 1996, a $0.7 million, or 9.8%, increase over the $7.1 million incurred in the first quarter of 1995. This increase was largely the result of an increase in the number of average full-time equivalent (FTE) staff employed by the Company to 350 for the first quarter of 1996 compared with 323 for the first quarter of 1995. The increase in FTE was primarily due to the expansion of the Company's lending staff in an effort to develop new lending markets, as well as in response to the growing client base.

Occupancy expenses totaled $0.8 million in the first quarter of 1996, a decrease of $0.1 million, or 8.8%, from the $0.9 million incurred in the comparable 1995 period. This decrease primarily resulted from certain non-recurring costs that were incurred in the first quarter of 1995 in connection with the Company's move into a new headquarters facility. The move into the new facility was completed during the fourth quarter of 1995.

Professional services expenses were $0.8 million in the first quarter of 1996, a $0.2 million, or 16.5%, decrease from the $1.0 million incurred in the first quarter of 1995. The decrease in professional services expenses primarily relates to a decline in legal fees associated with client loan workouts.

Equipment expenses totaled $0.7 million in the first quarter of 1996, an increase of $0.1 million, or 23.2%, from the $0.5 million incurred in the 1995 first quarter. This increase was related to investments in computer equipment as well as other costs associated with the Company's growth in personnel.

Data processing services expenses were $0.1 million in the first quarter of 1996, a decrease of $0.2 million, or 61.7%, from the first quarter of 1995. The decrease in data processing services expenses was due to the Company's completion of a conversion to an in-house data processing center during late 1995.

FDIC deposit insurance expense was $0.1 million in the first quarter of 1996, a $0.5 million, or 86.5%, decrease from the first quarter of 1995, as the Bank's assessment rate was reduced in both the third quarter of 1995 and the first quarter of 1996 due to the completion of the recapitalization of the Bank Insurance Fund.

Client services expenses include courier expenses and related costs of loan and deposit operations. The decline in these expenses of $0.2 million, or 85.9%, from the first quarter of 1995 to the first quarter of 1996, was due to an increase in reimbursements from clients.

Other noninterest expenses in the first quarter of 1996 totaled $1.9 million, a $0.6 million, or 46.5%, increase from the $1.3 million incurred in the first quarter of 1995. This increase resulted from increased advertising costs and other miscellaneous expenses resulting from the Company's growth in staff and increased business development efforts.

Net costs associated with other real estate owned (OREO) in the first quarter of 1996 increased $0.5 million from the comparable prior year period, largely due to the write-down of one property owned by the Bank. The costs associated with OREO include: maintenance expenses; property taxes; marketing costs; net operating expense or income associated with income-producing properties; property write-downs; and gains or losses on the sales of such properties.

Income Taxes
- ------------

The Company's effective tax rate was 40.0% in the 1996 first quarter, compared to 42.6% in the first quarter of the prior year. The reduction in the Company's 1996 effective tax rate, as compared to 1995, was attributable to adjustments in the Company's estimate of its tax liabilities.

FINANCIAL CONDITION
- -------------------

The Company's total assets were $1.4 billion at March 31, 1996 and December 31, 1995.

Federal Funds Sold and Securities Purchased Under Agreement to Resell
- ---------------------------------------------------------------------

Federal funds sold and securities purchased under agreement to resell totaled $240.4 million at March 31, 1996, a decrease of $16.7 million, or 6.5%, compared to the $257.1 million outstanding at December 31, 1995. This decrease reflects Management's decision to invest an additional portion of excess funds in investment securities for diversification purposes.

Investment Securities
- ---------------------

Investment securities totaled $334.2 million at March 31, 1996. This represented a $12.9 million, or 4.0%, increase over the December 31, 1995 balance of $321.3 million. The increase in investment securities was related to the Company's aforementioned liquidity and investment management activities, as a portion of the funds previously invested in federal funds sold and securities purchased under agreement to resell was invested in notes issued by U.S. agencies as well as in commercial paper. These investments were the result of Management's decision to diversify the Company's short-term investments as well as lengthen the average remaining life of the investment portfolio in an effort to obtain the higher yields available due to the recent steepening of the yield curve.

Loans
- -----

Total loans, net of unearned income, at March 31, 1995 were $748.4 million, a $9.9 million, or 1.3%, increase compared to the $738.4 million outstanding at
December 31, 1995.   The slight increase in loans from the 1995 year-end total
was concentrated in the commercial loan portfolio, and can be attributed to the Company's increased marketing efforts.

Credit Quality and the Allowance for Loan Losses
- ------------------------------------------------

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

The allowance for loan losses was $30.2 million at March 31, 1996, an increase of $0.5 million, or 1.7%, compared to the $29.7 million balance at December 31, 1995. This increase was due to $1.5 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $1.0 million in the first quarter of 1996. Gross charge-offs in the first quarter of 1996 were $1.6 million, and primarily related to one commercial credit.

In general, Management believes that the allowance for loan losses is adequate as of March 31, 1996. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status, and OREO. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:


                                                        March 31,    December 31,
                                                          1996           1995
(Dollars in thousands)                                 (Unaudited)
- ---------------------------------------------------------------------------------

Nonperforming assets:
Loans past due 90 days or more                            $   935         $   906
Nonaccrual loans                                           27,872          27,867
- ---------------------------------------------------------------------------------
Total nonperforming loans                                  28,807          28,773
OREO                                                        4,393           4,955
- ---------------------------------------------------------------------------------
Total nonperforming assets                                $33,200         $33,728
=================================================================================
Nonperforming loans as a percent of total loans               3.8%            3.9%
OREO as a percent of total assets                             0.3%            0.4%
Nonperforming assets as a percent of total assets             2.3%            2.4%

Allowance for loan losses:                                $30,200         $29,700
  As a percent of total loans                                 4.0%            4.0%
  As a percent of nonaccrual loans                          108.4%          106.6%
  As a percent of nonperforming loans                       104.8%          103.2%

Nonperforming loans were $28.8 million, or 3.8% of total loans, at March 31, 1996. This was a slight change from the total of $28.8 million, or 3.9% of total loans, at the prior year end. More than half of the total balance of nonperforming loans at March 31, 1996 was concentrated in two credits totaling $14.9 million, each of which Management believes is adequately covered with collateral and specific reserves and one of which continues to remain current in its payments.

In addition to the loans disclosed in the foregoing analysis, Management has identified two loans with principal amounts aggregating approximately $7.3 million, that, on the basis of information known by Management as of March 31, 1996, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans at March 31, 1996 where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

OREO totaled $4.4 million at March 31, 1996, a decrease of $0.6 million, or 11.3%, from the $5.0 million balance at December 31, 1995. This decrease primarily resulted from the previously mentioned write-down of one property owned by the Bank.

Deposits
- --------

Total deposits were $1,301.9 million at March 31, 1996, an increase of $11.8 million, or 0.9%, from the prior year-end amount of $1,290.1 million. The majority of this increase was in interest-bearing deposits, which increased $9.2 million, or 1.1%, to $847.9 million at March 31, 1996 from the $838.7 million balance at December 31, 1995. This increase was primarily concentrated in NOW accounts. Noninterest-bearing demand deposits were $454.0 million at March 31, 1996, representing a modest increase of $2.6 million, or 0.6%, from the $451.3 million balance at December 31, 1995.

LIQUIDITY
- ---------

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity are appropriate. The objectives of liquidity management are to provide funds, at an acceptable cost, to meet loan demand and depositors' needs, and to service other liabilities as they come due.

The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. One measure Management uses to assess the Company's liquidity is the level of liquid assets relative to total deposits. Liquid assets include cash and due from banks, federal funds sold, securities purchased under agreement to resell, and investment securities maturing within one year. At March 31, 1996, the Company's liquid assets as a percentage of deposits were 35.6% compared to 41.0% at December 31, 1995. This decrease resulted primarily from the aforementioned lengthening of the average remaining life of the investment securities portfolio during the first quarter of 1996.

CAPITAL RESOURCES
- -----------------

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

Shareholders' equity was $112.2 million at March 31, 1996, an increase of $7.3 million from the $105.0 million balance at December 31, 1995. This increase resulted from net income of $4.7 million and capital generated through the Company's employee benefit plans of $2.7 million in the first quarter of 1996.

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

In addition to the foregoing requirements, the Bank has also been subject to a capital requirement established by the California State Banking Department. Under the regulatory consent order with the California State Banking Department, which was terminated effective April 9, 1996, the Bank has been required to maintain a minimum tangible equity-to-assets ratio of 6.5%. The Bank's tangible equity-to-assets ratios were 7.4% and 7.1% at March 31, 1996 and December 31, 1995, respectively.

The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well-capitalized" depository institution as of March 31, 1996 and December 31, 1995. Capital ratios for the Company are set forth below:

- ---------------------------------------------------------------
                                     March 31,    December 31,
                                        1996          1995
- ---------------------------------------------------------------
Total risk-based capital ratio            12.3%           11.9%
Tier 1 risk-based capital ratio           11.0%           10.6%
Tier 1 leverage ratio                      8.2%            8.0%
===============================================================

The improvement in all of the Company's capital ratios from December 31, 1995 to
March 31, 1996 is attributable to an increase in Tier 1 capital.   The increase
in Tier 1 capital resulted from the net income and capital generated through the Company's employee benefit plans during the first three months of 1996.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at March 31, 1996, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by the shareholders of the Company's common stock during the first quarter of 1996.

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:
       ---------

       27    Financial Data Schedule

       99.1 Letter dated March 27, 1996 from the Federal Reserve Bank of San Francisco regarding termination of the April 15, 1993 Consent Order

       99.2 Letter dated April 9, 1996 from the California State Banking Department regarding termination of the April 20, 1993 Final Order

(b)    Reports on Form 8-K:
       --------------------

       No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SILICON VALLEY BANCSHARES


Date:  May 15, 1996                 (s) Christopher T. Lutes
                                    ------------------------
                                    Christopher T. Lutes
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)