Form 10-Q
period 1996-06-30
SILICON VALLEY BANCSHARES
filed 1996-08-13
CIK 719739

    As filed with the Securities and Exchange Commission on August 13, 1996

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ___________
                                   FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

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



  At July 31, 1996, 9,217,351 shares of the registrant's common stock (no par value) were outstanding.



================================================================================
                   This report contains a total of 26 pages.

                                 TABLE OF CONTENTS
                                 -----------------

                                                                 PAGE
                                                                 ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS


          CONSOLIDATED BALANCE SHEETS                                 3

          CONSOLIDATED INCOME STATEMENTS                              4

          CONSOLIDATED STATEMENTS OF CASH FLOWS                       5

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS          6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                        10

                          PART II - OTHER INFORMATION
                         ----------------------------

ITEM 1.   LEGAL PROCEEDINGS                                          24

ITEM 2.   CHANGES IN SECURITIES                                      24

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                            24

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        24

ITEM 5.   OTHER INFORMATION                                          25

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           25

SIGNATURES                                                           26

                         PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            June 30,     December 31,
                                                              1996           1995
(Dollars in thousands)                                    (Unaudited)
- ------------------------------------------------------------------------------------------

Assets:
Cash and due from banks                                    $   90,323      $   85,187
Federal funds sold and securities purchased under
  agreement to resell                                         372,410         257,138
Investment securities, at fair value                          445,263         321,309
Loans, net of unearned income                                 823,651         738,405
Allowance for loan losses                                     (29,000)        (29,700)
                                                           ----------      ----------
  Net loans                                                   794,651         708,705
Premises and equipment                                          4,311           4,697
Other real estate owned                                         3,733           4,955
Accrued interest receivable and other assets                   25,775          25,596
                                                           ----------      ----------
Total assets                                               $1,736,466      $1,407,587
                                                           ==========      ==========
Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing demand deposits                        $  513,263      $  451,318
Money market and NOW deposits                               1,023,604         773,292
Time deposits                                                  71,680          65,450
                                                           ----------      ----------
  Total deposits                                            1,608,547       1,290,060
Other liabilities                                               8,947          12,553
                                                           ----------      ----------
Total liabilities                                           1,617,494       1,302,613
                                                           ----------      ----------
Shareholders' Equity:
Preferred stock, no par value:
  20,000,000 shares authorized;
  none outstanding
Common stock, no par value:
  30,000,000 shares authorized;
  9,211,790 and 8,963,662 shares outstanding at
  June 30, 1996 and December 31, 1995, respectively            64,048          59,357
Retained earnings                                              56,169          45,855
Net unrealized loss on available-for-sale investments            (856)           (198)
Unearned compensation                                            (389)            (40)
                                                           ----------      ----------
Total shareholders' equity                                    118,972         104,974
                                                           ----------      ----------
Total liabilities and shareholders' equity                 $1,736,466      $1,407,587
                                                           ==========      =========

            See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS

                                                                  For the three months ended      For the six months ended
                                                                  ---------------------------    -------------------------
                                                                     June 30,      June 30,      June 30,      June 30,
                                                                      1996           1995          1996          1995
(Dollars in thousands, except per share amounts)                   (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
- --------------------------------------------------------------------------------------------------------------------------

Interest income:
 Loans                                                                 $21,195       $19,999       $42,300       $40,178
 Investment securities                                                   5,137         2,367         9,416         4,721
 Federal funds sold and securities
   purchased under agreement to resell                                   3,687         1,936         6,508         3,411
                                                                       -------       -------      --------      --------
Total interest income                                                   30,019        24,302        58,224        48,310
                                                                       -------       -------      --------      --------
Interest expense:
    Deposits                                                             9,153         5,936        17,085        11,779
                                                                       -------       -------      --------      --------
Total interest expense                                                   9,153         5,936        17,085        11,779
                                                                       -------       -------      --------      --------
Net interest income                                                     20,866        18,366        41,139        36,531
Provision for loan losses                                                2,065         1,406         3,588         2,761
                                                                       -------       -------      --------      --------
Net interest income after provision
 for loan losses                                                        18,801        16,960        37,551        33,770
                                                                       -------       -------      --------      --------
Noninterest income:
 Disposition of client warrants                                          1,971         1,578         2,262         1,803
 Letter of credit and foreign
   exchange income                                                         855           756         1,734         1,461
 Deposit service charges                                                   445           333           841           685
 Investment gains (losses)                                                   -          (348)            1          (770)
 Other                                                                     283           162           549           280
                                                                       -------       -------      --------      --------
Total noninterest income                                                 3,554         2,481         5,387         3,459
                                                                       -------       -------      --------      --------
Noninterest expense:
 Compensation and benefits                                               7,557         6,767        15,345        13,857
 Professional services                                                   1,472         1,626         2,276         2,589
 Equipment                                                                 939           675         1,592         1,205
 Occupancy                                                                 774           715         1,624         1,647
 Client services                                                           173            44           203           257
 FDIC deposit insurance                                                     91           598           172         1,196
 Data processing services                                                   74           223           200           552
 Cost of other real estate owned                                          (124)           20           326            15
 Corporate legal and litigation                                           (221)          239           (67)          392
 Other                                                                   2,225         1,508         4,077         2,773
                                                                       -------       -------      --------      --------
Total noninterest expense                                               12,960        12,415        25,748        24,483
                                                                       -------       -------      --------      --------
Income before income tax expense                                         9,395         7,026        17,190        12,746
Income tax expense                                                       3,758         3,046         6,876         5,485
Net income                                                             $ 5,637       $ 3,980       $10,314       $ 7,261
                                                                       =======       =======       =======       =======
Net income per common and
    common equivalent share                                              $0.58         $0.44         $1.07         $0.81
                                                                       =======       =======       =======       =======

            See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the six months ended
                                                            ------------------------
                                                             June 30,      June 30,
                                                               1996          1995
(Dollars in thousands)                                      (Unaudited)   (Unaudited)
- ------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                                 $  10,314      $  7,261
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                     3,588         2,761
   Net (gain) loss on sales of investment securities                (1)          770
   Depreciation and amortization                                   598         1,193
   Net gain on sales of other real estate owned                   (367)         (124)
   Provision for other real estate owned                           551             -
   Increase (decrease) in unearned income                          391          (485)
   (Increase) decrease in accrued interest receivable           (2,440)          956
   Increase in accounts receivable                                 (10)      (10,450)
   Increase (decrease) in accrued liabilities                   (3,686)        1,758
   Other, net                                                     (809)         (470)
                                                             ---------      --------
Net cash provided by operating activities                        8,129         3,170
                                                             ---------      --------
Cash flows from investing activities:
  Proceeds from maturities and paydowns of
    investment securities                                      523,770        24,379
  Proceeds from sales of investment securities                   6,080        29,609
  Purchases of investment securities                          (651,301)      (32,333)
  Net (increase) decrease in loans                             (91,331)       42,622
  Proceeds from recoveries of charged off loans                  1,406         2,113
  Net proceeds from sales of other real estate owned             1,038         2,079
  Purchases of premises and equipment                             (212)       (3,323)
                                                             ---------      --------
Net cash provided by (applied to) investing activities        (210,550)       65,146
                                                             ---------      --------

Cash flows from financing activities:
  Net increase (decrease) in deposits                          318,487        (4,753)
  Proceeds from issuance of common stock,
   net of issuance costs                                         4,342         4,335
                                                             ---------      --------
Net cash provided by (applied to) financing activities         322,829          (418)
                                                             ---------      --------

Net increase in cash and cash equivalents                      120,408        67,898
Cash and cash equivalents at January 1,                        342,325       289,849
                                                             ---------      --------
Cash and cash equivalents at June 30,                        $ 462,733      $357,747
                                                             =========      ========
Supplemental disclosures:
  Interest paid                                              $  17,062      $ 11,816
  Income taxes paid                                          $   6,641      $  5,318
                                                             =========      ========

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

Nature of Operations
- --------------------

The Company is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Colorado, Maryland, Massachusetts, Oregon, Texas and Washington. The Bank serves emerging and middle-market growth companies in specific targeted niches, and focuses on the technology and life sciences industries, while identifying and capitalizing on opportunities to serve other groups of clients with unique financial needs. Substantially all of the assets, liabilities, and earnings of the Company relate to its investment in the Bank.

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

Interim Consolidated Financial Statements
- -----------------------------------------

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1996 and June 30, 1995, and the results of its cash flows for the six month periods ended June 30, 1996 and June 30, 1995. The December 31, 1995 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 1996 may not necessarily be indicative of the Company's operating results for the full year.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                   ------------------------------------------
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Net Income Per Share Computation
- --------------------------------

Net income per common and common equivalent share is calculated using weighted average shares outstanding, including the dilutive effect of stock options outstanding during the period. Weighted average shares outstanding were 9,665,820 and 9,607,069 for the three and six month periods ended June 30, 1996 and 9,033,164 and 8,944,291 for the three and six month periods ended June 30, 1995.

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

Federal Funds Sold and Securities Purchased Under Agreement to Resell
- ---------------------------------------------------------------------

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $410,000 and $138,000 at June 30, 1996 and December 31, 1995, respectively.

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

2.  LOANS

The detailed composition of loans is presented in the following table:

                              June 30,   December 31,
(Dollars in thousands)          1996         1995
- ---------------------------   --------   ------------

Commercial                    $691,258       $622,488
Real estate term                58,715         56,845
Real estate construction        31,037         17,194
Consumer and other              42,641         41,878
- ---------------------------   --------       --------
Total loans (1)               $823,651       $738,405
===========================   ========       ========

(1) Loans are presented net of unearned income of $4,204 and $3,813 at June 30, 1996 and December 31, 1995, respectively.

3.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three and six month periods ended June 30, 1996 and 1995 was as follows:

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.  ALLOWANCE FOR LOAN LOSSES (CONTINUED)

                                         Three Months Ended     Six Months Ended
                                             June 30,               June 30,
                                        -------------------    -----------------
(Dollars in thousands)                    1996       1995      1996       1995

Beginning balance                       $30,200     $21,500    $29,700   $20,000
Provision for loan losses                 2,065       1,406      3,588     2,761
Loans charged off                        (4,056)     (1,552)    (5,695)   (2,374)
Recoveries                                  791       1,146      1,407     2,113
                                        -------     -------    -------   -------
Balance at June 30,                     $29,000     $22,500    $29,000   $22,500
                                        =======     =======    =======   =======

The aggregate recorded investment in loans for which impairment has been realized in accordance with SFAS No. 114 totaled $23.5 million at June 30, 1996. Allocations to the allowance for loan losses at June 30, 1996 related to these loans were $7.9 million. Average impaired loans for the second quarter of 1996 were $25.7 million.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

Earnings Summary
- ----------------

The Company reported net income of $5.6 million, or $0.58 per share, for the second quarter of 1996, compared with net income of $4.0 million, or $0.44 per share, for the second quarter of 1995. Net income totaled $10.3 million, or $1.07 per share, for the six months ended June 30, 1996, versus $7.3 million, or $0.81 per share, for the respective 1995 period. The annualized return on average assets (ROA) was 1.5% for both the second quarter of 1996 and 1995. The annualized return on average equity (ROE) for the second quarter of 1996 was 19.6%, an increase from 18.4% in the 1995 second quarter. For the first six months of 1996, ROA was 1.4% and ROE was 18.4% versus 1.4% and 17.4%, respectively, for the comparable prior year period.

The increase in net income during the three and six month periods ended June 30, 1996, as compared with the prior year respective periods, resulted from growth in net interest income and noninterest income, offset by increases in both the provision for loan losses and noninterest expense. The major components of net income as well as changes in these components are summarized in the following table for the three and six month periods ended June 30, 1996 and 1995, and are discussed in more detail below:

                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                ------------------   -----------------
(Dollars in thousands)            1996      1995      1996      1995

Net interest income              $20,866   $18,366   $41,139   $36,531
Provision for loan losses          2,065     1,406     3,588     2,761
Noninterest income                 3,554     2,481     5,387     3,459
Noninterest expense               12,960    12,415    25,748    24,483
                                 -------   -------   -------   -------
Income before income taxes         9,395     7,026    17,190    12,746
Income tax expense                 3,758     3,046     6,876     5,485
                                 -------   -------   -------   -------
Net income                       $ 5,637   $ 3,980   $10,314   $ 7,261
                                 =======   =======   =======   =======

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

The following tables set forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three and six month periods ended June 30, 1996 and 1995, respectively:

                       AVERAGE BALANCES, RATES AND YIELDS

                                                For the three months ended June 30,
- ---------------------------------------------------------------------------------------------------------------
                                              1996                                          1995
                                            (Unaudited)                                (Unaudited)

                                                                        Average                         Average
                                             Average                     Yield/    Average               Yield/
(Dollars in thousands)                       Balance      Interest       Rate      Balance     Interest   Rate
- ---------------------------------------------------------------------------------------------------------------

Interest-earning assets:
 Federal funds sold and
  securities purchased under
  agreement to resell (1)                  $  279,286    $    3,687        5.3%  $  128,331     $ 1,936    6.1%
 Investment securities:
  Taxable                                     362,881         5,036        5.6      151,088       2,250    6.0
  Non-taxable (2)                               6,307           156        9.9        7,131         180   10.1
 Loans:
  Commercial                                  650,070        18,068       11.2      582,635      17,758   12.2
  Real estate construction and term            75,503         2,185       11.6       64,925       1,691   10.4
  Consumer and other                           43,071           942        8.8       16,682         550   13.2
- ----------------------------------------   ----------    ----------    -------     --------     -------   ----
 Total loans                                  768,644        21,195       11.1      664,242      19,999   12.1
- ----------------------------------------   ----------    ----------    -------     --------     -------   ----
Total interest-earning assets               1,417,118        30,074        8.5      950,792      24,365   10.3
- ----------------------------------------   ----------    ----------    -------     --------     -------   ----

Cash and due from banks                       123,819                               114,058
Allowance for loan losses                     (30,773)                              (22,511)
Other real estate owned                         4,009                                 5,862
Other assets                                   27,004                                20,296
- ----------------------------------------   ----------                            ----------
Total assets                               $1,541,177                            $1,068,497
========================================   ==========                            ==========

Funding sources:
Interest-bearing liabilities:
 Money market, NOW and
  savings deposits                         $  897,408         8,489        3.8     $553,494       5,418    3.9
 Time deposits                                 67,932           664        3.9       59,949         518    3.5
- ----------------------------------------   ----------    ----------    -------   ----------     -------   ----
Total interest-bearing liabilities            965,340         9,153        3.8      613,443       5,936    3.9
Portion of noninterest-bearing
 funding sources                              451,778                               337,349
- ----------------------------------------   ----------                            ----------
Total funding sources                       1,417,118         9,153        2.6      950,792       5,936    2.5
- ----------------------------------------   ----------    ----------    -------   ----------     -------   ----

Noninterest-bearing funding sources:
Demand deposits                               449,636                               355,243
Other liabilities                              10,463                                13,220
Portion used to fund interest-earning
 assets                                      (451,778)                             (337,349)
Shareholders' equity                          115,738                                86,591
- ----------------------------------------   ----------                            ----------
Total liabilities and shareholders'
 equity                                    $1,541,177                            $1,068,497
========================================   ==========                            ==========
Net interest income and margin                           $   20,921       5.9%                  $18,429    7.8%
========================================                 ==========    =======                  =======   ====

Memorandum:  Total deposits                $1,414,976                            $  968,686
========================================   ==========                            ==========

 (1) Includes average interest-bearing deposits in other financial institutions of $418 and $78 for the three months ended June 30, 1996 and 1995, respectively.

 (2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis. The tax equivalent adjustments were $55 and $63 for the three months ended June 30, 1996 and 1995, respectively.

                       AVERAGE BALANCES, RATES AND YIELDS

                                                              For the six months ended June 30,
                                           --------------------------------------------------------------------------
                                                            1996                                   1995
                                                         (Unaudited)                            (Unaudited)
                                                                       Average                                Average
                                             Average                    Yield/      Average                    Yield/
(Dollars in thousands)                       Balance      Interest       Rate       Balance      Interest       Rate
- ---------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
 Federal funds sold and
  securities purchased under
  agreement to resell (1)                  $  244,294    $    6,508        5.4%   $  116,346       $ 3,411        5.9%
 Investment securities:
  Taxable                                     330,977         9,214        5.6       152,470         4,482        5.9
  Non-taxable (2)                               6,218           311       10.1         7,257           367       10.2
 Loans:
  Commercial                                  628,884        35,998       11.5       598,406        35,716       12.0
  Real estate construction and term            73,820         4,359       11.9        67,628         3,444       10.3
  Consumer and other                           43,097         1,943        9.1        17,433         1,018       11.8
- ----------------------------------------   ----------    ----------       ----    ----------       -------       ----
 Total loans                                  745,801        42,300       11.4       683,467        40,178       11.9
- ----------------------------------------   ----------    ----------       ----    ----------       -------       ----
Total interest-earning assets               1,327,290        58,333        8.8       959,540        48,438       10.2
- ----------------------------------------   ----------    ----------       ----    ----------       -------       ----

Cash and due from banks                       127,408                                117,228
Allowance for loan losses                     (30,399)                               (22,040)
Other real estate owned                         4,464                                  6,190
Other assets                                   27,998                                 19,831
- ----------------------------------------   ----------                             ----------
Total assets                               $1,456,761                             $1,080,749
========================================   ==========                             ==========

Funding sources:
Interest-bearing liabilities:
 Money market, NOW and
  savings deposits                         $  831,365        15,800        3.8    $  567,544        10,693        3.8
 Time deposits                                 66,101         1,285        3.9        64,052         1,086        3.4
- ----------------------------------------   ----------    ----------       ----    ----------       -------       ----
Total interest-bearing liabilities            897,466        17,085        3.8       631,596        11,779        3.8
Portion of noninterest-bearing
 funding sources                              429,824                                327,944
- ----------------------------------------   ----------                             ----------
Total funding sources                       1,327,290        17,085        2.6       959,540        11,779        2.5
- ----------------------------------------   ----------    ----------       ----    ----------       -------       ----

Noninterest-bearing funding sources:
Demand deposits                               435,052                                352,906
Other liabilities                              11,280                                 12,213
Portion used to fund interest-earning
 assets                                      (429,824)                              (327,944)
Shareholders' equity                          112,963                                 84,034
- ----------------------------------------   ----------                             ----------
Total liabilities and shareholders'
 equity                                    $1,456,761                             $1,080,749
========================================   ==========                             ==========

Net interest income and margin                           $   41,248        6.3%                    $36,659        7.7%
========================================                 ==========       ====                     =======       ====

Memorandum:  Total deposits                $1,332,518                             $  984,502
========================================   ==========                             ==========

 (1) Includes average interest-bearing deposits in other financial institutions of $310 and $628 for the six months ended June 30, 1996 and 1995, respectively.
 (2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis. The tax equivalent adjustments were $109 and $128 for the six months ended June 30, 1996 and 1995, respectively.

Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. Changes which are the combined result of volume and rate changes have been allocated to volume. Changes relating to investment securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1996 and 1995.

                                                                            1996 Versus 1995
                                                          -----------------------------------------------------------
                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                             -------------------                ----------------
                                                              Increase (Decrease)              Increase (Decrease)
                                                               Due to Change in                 Due to Change in
                                                               ----------------                 ----------------
(Dollars in thousands)                                    Volume     Rate     Total    Volume      Rate      Total
- ---------------------------------------------             ------   --------   ------   -------   --------   --------

Interest income:
  Federal funds sold and
    securities purchased under
    agreement to resell                                   $1,993   $  (242)   $1,751   $ 3,409   $  (312)     $3,097
  Investment securities                                    2,967      (205)    2,762     5,013      (337)      4,676
  Loans                                                    2,879    (1,683)    1,196     3,535    (1,413)      2,122
- ---------------------------------------------             ------   -------    ------   -------   -------      ------
Increase (decrease) in interest income                     7,839    (2,130)    5,709    11,957    (2,062)      9,895
- ---------------------------------------------             ------   -------    ------   -------   -------      ------

Interest expense:
  Money market, NOW and
    savings deposits                                       3,253      (182)    3,071     5,014        93       5,107
  Time deposits                                               78        68       146        40       159         199
- ---------------------------------------------             ------   -------    ------   -------   -------      ------
Increase (decrease) in interest expense                    3,331      (114)    3,217     5,054       252       5,306
- ---------------------------------------------             ------   -------    ------   -------   -------      ------
Increase (decrease) in net interest income                $4,508   $(2,016)   $2,492   $ 6,903   $(2,314)     $4,589
=============================================             ======   =======    ======   =======   =======      ======

Net interest income, on a fully taxable-equivalent basis, totaled $20.9 million for the second quarter of 1996, an increase of $2.5 million, or 13.5%, from the $18.4 million total for the second quarter of 1995. The increase in net interest income was the result of a $5.7 million, or 23.4%, increase in interest income, offset by a $3.2 million, or 54.2%, increase in interest expense over the comparable prior year period.

The $5.7 million increase in interest income for the second quarter of 1996, as compared to the second quarter of 1995, was the result of a $7.8 million favorable volume variance offset by a $2.1 million unfavorable rate variance. The favorable volume variance resulted from a $466.3 million, or 49.0%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from growth in the Company's deposits and was comprised of increases in loans, investment securities, and liquid investments in federal funds sold and securities purchased under agreement to resell. The growth in average loans, which were up $104.4 million, or 15.7%, compared to the second quarter of 1995, primarily resulted from an increase in commercial loans and personal lines of credit offered to executives of clients. Average investment securities for the second quarter of 1996 increased $211.0 million, or 133.3%, over the respective prior year period, as a portion of the funds generated from the deposit growth were primarily invested in notes issued by U.S. agencies as well as in commercial paper. Average federal funds sold and securities purchased under agreement to resell were up a combined $151.0 million, or 117.6%, over the comparable 1995 period.

Interest income for the second quarter of 1996 decreased $2.1 million from the comparable prior year period due to an unfavorable rate variance. The unfavorable rate variance was the result of a decline in market interest rates during the last half of 1995 and the first quarter of 1996. Lower yields on loans in the 1996 second quarter accounted for $1.7 million of the total unfavorable rate variance, as a substantial portion of the Company's loans are prime-rate based. The remaining $0.4 million portion of the total unfavorable rate variance was attributed to lower yields on federal funds sold and securities purchased under agreement to resell, and investment securities.

The overall decrease in the yield on average interest-earning assets of 180 basis points for the second quarter of 1996, as compared to the second quarter of 1995, was due to a combination of the decline in market interest rates and a shift in the composition of average interest-earning assets towards lower-yielding liquid investments in federal funds sold and securities purchased under agreement to resell, and investment securities. This shift in the composition of average interest-earning assets resulted from the liquidity generated by the aforementioned growth in the Company's deposits, which exceeded the growth in loans.

Total interest expense in the 1996 second quarter increased $3.2 million from the 1995 second quarter. This increase was due to an unfavorable volume variance of $3.3 million slightly offset by a $0.1 million favorable rate variance. The unfavorable volume variance resulted from a $351.9 million, or 57.4%, increase in average interest-bearing liabilities in the second quarter of 1996 as compared with the second quarter of 1995. This increase was concentrated in higher-rate money market deposits, and was attributable to market conditions combined with the successful business development efforts of the Company. Changes in the rates paid on average interest-bearing liabilities had a $0.1 million favorable impact on interest expense in the second quarter of 1996, as the average rate paid on interest-bearing liabilities decreased 10 basis points from the second quarter of 1995. This slight decrease resulted from a reduction in the rates paid on interest-bearing liabilities due to the declining interest rate environment during the last half of 1995 and the first quarter of 1996, offset by a shift in the composition of average interest-bearing liabilities towards the aforementioned higher-rate money market deposits.

Net interest income, on a fully taxable-equivalent basis, totaled $41.2 million for the first six months of 1996, an increase of $4.6 million, or 12.5%, from the $36.7 million total for the first six months of 1995. The increase in net interest income was the result of a $9.9 million, or 20.4%, increase in interest income for the first half of 1996, offset by a $5.3 million, or 45.0%, increase in interest expense over the comparable prior year period.

The $9.9 million increase in interest income for the first half of 1996, as compared to the first half of 1995, was the result of a $12.0 million favorable volume variance offset by a $2.1 million unfavorable rate variance. The favorable volume variance resulted from a $367.8 million, or 38.3%, increase in average interest-earning assets over the comparable prior year period. As with the 1996 second quarter, the increase in average interest-earning assets for the first six months of 1996, compared with the first six months of 1995, was comprised of increases in loans, investment securities, and liquid investments in federal funds sold and securities purchased under agreement to resell, and resulted from growth in the Company's deposits. The unfavorable rate variance was attributable to the decline in market interest rates during the last half of 1995 and the first quarter of 1996.

The overall decrease in the yield on average interest-earning assets of 140 basis points for the first six months of 1996, over the comparable period in 1995, was due to a combination of the decline in market interest rates and a shift in the composition of average interest-earning assets towards lower-yielding liquid investments in federal funds sold and securities purchased under agreement to resell, and investment securities. This shift in the composition of average interest-earning assets resulted from the liquidity generated by the aforementioned growth in the Company's deposits, which exceeded the growth in loans.

Total interest expense for the first half of 1996 increased $5.3 million from the first half of 1995. This increase was due to unfavorable volume and rate variances of $5.1 million and $0.3 million, respectively. The unfavorable volume variance resulted from a $265.9 million, or 42.1%, increase in average interest-bearing liabilities for the first six months of 1996 over the comparable prior year period. This increase was concentrated in higher-rate money market deposits, and was attributable to market conditions combined with the successful business development efforts of the Company. Changes in the rates paid on average interest-bearing liabilities had a $0.3 million unfavorable impact on interest expense for the first half of 1996, as compared to the respective 1995 period. This slight increase in interest expense resulted from a shift in the composition of interest-bearing liabilities towards the aforementioned higher-rate money market deposits, and was offset by a reduction in the rates paid on average interest-bearing liabilities due to the declining interest rate environment during the last half of 1995 and the first quarter of 1996.

Provision For Loan Losses
- -------------------------

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's continuous assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The provision for loan losses totaled $2.1 million for the second quarter of 1996, a $0.7 million, or 46.9%, increase as compared to the $1.4 million provision for the second quarter of 1995. The provision for loan losses increased $0.8 million, or 30.0%, to $3.6 million for the first six months of 1996, versus $2.8 million for the comparable 1995 period. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

Noninterest Income
- ------------------

The following table summarizes the components of noninterest income for the three and six month periods ended June 30, 1996 and 1995:

                                                  Three Months Ended    Six Months Ended
                                                       June 30,             June 30,
                                                  -------------------   -----------------
(Dollars in thousands)                              1996       1995      1996      1995
- --------------------------------------------      --------   -------    -------   ------

Disposition of client warrants                      $1,971    $1,578     $2,262   $1,803
Letter of credit and foreign exchange income           855       756      1,734    1,461
Deposit service charges                                445       333        841      685
Investment gains (losses)                                -      (348)         1     (770)
Other                                                  283       162        549      280
- --------------------------------------------      --------   -------    -------   ------
Total noninterest income                            $3,554    $2,481     $5,387   $3,459
============================================      ========   =======    =======   ======

Total noninterest income for the three and six month periods ended June 30, 1996 was $3.6 million and $5.4 million, an increase of $1.1 million and $1.9 million, respectively, from the $2.5 million and $3.5 million totals for the comparable 1995 periods. The increase in noninterest income during 1996 was primarily due to an increase in income from the disposition of client warrants and a decrease in losses incurred through sales of investment securities.

Income from the disposition of client warrants was $2.0 million in the second quarter of 1996 and $2.3 million for the first six months of 1996 versus $1.6 million and $1.8 million for the respective 1995 periods. The Company has historically obtained rights to acquire stock (in the form of warrants) in certain nonpublic clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming. Interest rates, loan fees and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond the control of the Company, including the general condition of the capital markets, and therefore cannot be predicted with any degree of accuracy and is likely to vary materially from period to period.

Letter of credit fees, foreign exchange fees and other trade finance income increased to $0.9 million during the 1996 second quarter, and $1.7 million for the first six months of 1996, compared to $0.8 million for the 1995 second quarter and $1.5 million for the first six months of 1995. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related services among the Company's client base.

Deposit service charges totaled $0.4 million and $0.8 million for the three and six month periods ended June 30, 1996, respectively, versus $0.3 million and $0.7 million for the comparable 1995 periods. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized as deposit service charges. The increase during 1996 was primarily related to an increase in the number of clients incurring deposit service charges.

The Company incurred no gains or losses on sales of investment securities in the second quarter of 1996 and realized a nominal gain on sales of investment securities during the first six months of 1996. The Company incurred $0.3 million and $0.8 million in losses through such sales during the 1995 second quarter and the first six months of 1995, respectively. The securities sold during both the first and second quarters of 1995 were primarily mortgage-backed securities. All sales of investment securities were conducted as a normal component of the Company's interest rate risk and liquidity management activities.

Other noninterest income is comprised primarily of service-based fee income, and increased to $0.3 million and $0.5 million for the 1996 second quarter and the first six months of 1996, respectively, from $0.2 million and $0.3 million for the comparable prior year periods. The increase during 1996 was primarily due to increased examination fees on client accounts receivable.

Noninterest Expense
- -------------------

Noninterest expense during the second quarter of 1996 totaled $13.0 million, a $0.5 million, or 4.4%, increase from the $12.4 million incurred in the comparable 1995 period. Noninterest expense was $25.7 million for the first six months of 1996, an increase of $1.3 million, or 5.2%, over the $24.5 million total for the comparable 1995 period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses incurred through sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio improved to 58.3% for the 1996 second quarter, down from 63.2% for the second quarter of 1995. The Company's efficiency ratio for the first six months of 1996 was 57.4%, versus 62.8% for the comparable 1995 period. The following table presents the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:

                                                Three Months Ended June 30,
                                     ----------------------------------------------
                                              1996                    1995
                                     ----------------------   ---------------------
                                                Percent of              Percent of
                                                 Adjusted                Adjusted
            (Dollars in thousands)    Amount     Revenues     Amount     Revenues
- ----------------------------------   --------   -----------   -------   -----------

Compensation and benefits            $ 7,557          33.7%   $ 6,767         34.5%
Professional services                  1,472           6.6      1,626          8.3
Equipment                                939           4.2        675          3.4
Occupancy                                774           3.4        715          3.6
Client services                          173           0.8         44          0.2
FDIC deposit insurance                    91           0.4        598          3.0
Data processing services                  74           0.3        223          1.1
Corporate legal and litigation          (221)         (1.0)       239          1.2
Other                                  2,225           9.9      1,508          7.7
- ----------------------------------   -------          ----    -------         ----
Total excluding cost of other
  real estate owned                   13,084          58.3%    12,395         63.2%
Cost of other real estate owned         (124)                      20
- ----------------------------------   -------                  -------
Total noninterest expense            $12,960                  $12,415
==================================   =======                  =======


                                                Six Months Ended June 30,
                                     ----------------------------------------------
                                              1996                    1995
                                     ----------------------   ---------------------
                                                Percent of              Percent of
                                                 Adjusted                Adjusted
      (Dollars in thousands)          Amount     Revenues     Amount     Revenues
- ----------------------------------   --------   -----------   -------   -----------

Compensation and benefits            $15,345          34.7%   $13,857         35.6%
Professional services                  2,276           5.1      2,589          6.6
Equipment                              1,592           3.6      1,205          3.1
Occupancy                              1,624           3.7      1,647          4.2
Client services                          203           0.5        257          0.7
Data processing services                 200           0.5        552          1.4
FDIC deposit insurance                   172           0.4      1,196          3.1
Corporate legal and litigation           (67)         (0.2)       392          0.1
Other                                  4,077           9.1      2,773          7.1
- ----------------------------------   -------          ----    -------         ----
Total excluding cost of other
  real estate owned                   25,422          57.4%    24,468         62.8%
Cost of other real estate owned          326                       15
- ----------------------------------   -------                  -------
Total noninterest expense            $25,748                  $24,483
==================================   =======                  =======

Compensation and benefits expenses totaled $7.6 million in the second quarter of 1996, a $0.8 million, or 11.7%, increase over the $6.8 million incurred in the second quarter of 1995. For the first six months of 1996, compensation and benefits expenses totaled $15.3 million, an increase of $1.5 million, or 10.7%, over the $13.9 million total for the comparable 1995 period. The increase during 1996 in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent (FTE) staff employed by the Company. Average FTE were 355 and 353 for the three and six month periods ended June 30, 1996, compared to 331 and 327 for the respective prior year periods. The increase in FTE was primarily due to the expansion of the Company's lending staff in an effort to develop new markets, as well as in response to the growing client base.

Professional services expenses totaled $1.5 million in the second quarter of 1996, a $0.2 million, or 9.5%, decrease from the $1.6 million incurred in the second quarter of 1995. Professional services expenses decreased $0.3 million, or 12.1%, to a total of $2.3 million for the first six months of 1996 versus $2.6 million for the comparable 1995 period. The decrease during 1996 in professional services expenses primarily relates to the timing of director's fees.

Equipment expenses in the second quarter of 1996 totaled $0.9 million, an increase of $0.3 million, or 39.1%, from the 1995 second quarter total of $0.7 million. Equipment expenses for the first half of 1996 totaled $1.6 million, an increase of $0.4 million, or 32.1%, from the $1.2 million incurred in the comparable prior year period. The increase during 1996 was related to investments in computer equipment as well as other costs associated with the Company's growth in personnel.

Occupancy expenses totaled $0.8 million for the three months ended June 30, 1996, an increase of $0.1 million, or 8.3%, from the $0.7 million incurred in the second quarter of 1995. Total occupancy expenses were $1.6 million for the first six months of both 1996 and 1995. The increase in occupancy expenses for the second quarter of 1996, as compared to the second quarter of 1995, was related to additional rent expense associated with several new loan offices opened during the first half of 1996.

Client services expenses include courier expenses and related costs of loan and deposit operations. For the second quarter of 1996, client services expenses totaled $0.2 million, a $0.1 million increase from the $0.1 million incurred in the second quarter of 1995. Total client services expenses were $0.2 million for the first six months of 1996, versus $0.3 million for the comparable prior year period. The variances in these expenses from 1995 to 1996 were largely due to the timing of reimbursements from clients.

FDIC deposit insurance expense totaled $0.1 million in the second quarter of 1996, a $0.5 million, or 84.8%, decrease from the 1995 second quarter expense of $0.6 million. Total FDIC deposit insurance expense for the first half of 1996 amounted to $0.2 million, a $1.0 million, or 85.6%, decrease from the $1.2 million incurred in the first half of 1995. The decrease during 1996 was attributable to reductions in the Bank's assessment rate during both the third quarter of 1995 and the first quarter of 1996 due to the completion of the recapitalization of the Bank Insurance Fund. The Bank's assessment rate was further reduced to the statutory minimum annual assessment of $2,000, effective July 1, 1996.

Data processing services expenses were $0.1 million and $0.2 million for the three and six month periods ended June 30, 1996, respectively, a decrease of $0.1 million, or 66.8%, and $0.4 million, or 63.8%, compared to the $0.2 million and $0.6 million in expenses for the comparable 1995 periods. The decrease during 1996 in data processing services expenses was due to the Company's completion of a conversion to an in-house data processing center during late 1995.

Corporate legal and litigation expenses totaled $(0.2) million for the second quarter of 1996, a $0.5 million decrease from the $0.2 million total for the 1995 second quarter. Total corporate legal and litigation expenses were $(0.1) for the first six months of 1996, versus $0.4 million for the first six months of 1995. The decrease in these expenses during 1996 was primarily the result of the Company realizing a $0.4 million gain in the 1996 second quarter related to the net proceeds received from a legal settlement.

Other noninterest expenses in the second quarter of 1996 totaled $2.2 million, a $0.7 million, or 47.5%, increase from the $1.5 million incurred in the second quarter of 1995. For the first half of 1996, other noninterest expenses increased $1.3 million, or 47.0%, to a total of $4.1 million compared to $2.8 million for the first half of 1995. The increase during 1996 largely resulted from increased advertising costs and business development efforts combined with other miscellaneous expenses related to the Company's growth in personnel.

Net costs associated with other real estate owned (OREO) in the second quarter of 1996 decreased $0.1 million from the comparable prior year period, largely due to a gain realized on the sale of one property. For the first six months of 1996, the net costs associated with OREO increased $0.3 million from the first half of 1995, primarily due to the write-down of one property owned by the Company. The costs associated with OREO include: maintenance expenses; property taxes; marketing costs; net operating expense or income associated with income-producing properties; property write-downs; and gains or losses on the sales of such properties.

Income Taxes
- ------------

The Company's effective tax rate was 40.0% in the 1996 second quarter, compared to 43.4% in the second quarter of the prior year. For the six months ended June 30, 1996, the Company's effective tax rate was 40.0%, versus 43.0% in the comparable 1995 period. The reduction in the Company's 1996 effective tax rate, as compared to 1995, was attributable to adjustments in the Company's estimate of its tax liabilities.

FINANCIAL CONDITION
- -------------------

The Company's total assets were $1.7 billion at June 30, 1996 compared to $1.4 billion at December 31, 1995.

Federal Funds Sold and Securities Purchased Under Agreement to Resell
- ---------------------------------------------------------------------

Federal funds sold and securities purchased under agreement to resell totaled $372.4 million at June 30, 1996, an increase of $115.3 million, or 44.8%, compared to the $257.1 million balance at December 31, 1995. This increase was the result of significant growth in the Company's deposits during the 1996 second quarter.

Investment Securities
- ---------------------

Investment securities totaled $445.3 million at June 30, 1996. This represented a $124.0 million, or 38.6%, increase over the December 31, 1995 balance of $321.3 million. The increase in investment securities was related to the Company's liquidity and investment management activities, as a portion of the growth in the Company's deposits during the 1996 second quarter was primarily invested in notes issued by U.S. agencies as well as in commercial paper. These investments were the result of Management's decision to further diversify the Company's short-term investments as well as lengthen the average remaining life of the investment portfolio in an effort to obtain the higher yields available due to the recent steepening of the yield curve.

Loans
- -----

Total loans, net of unearned income, at June 30, 1996 were $823.7 million, a $85.2 million, or 11.5%, increase compared to the $738.4 million balance outstanding at December 31, 1995. The increase in loans from the 1995 year-end total was primarily concentrated in the commercial loan portfolio, and can be attributed to the Company's successful business development efforts.

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

The allowance for loan losses was $29.0 million at June 30, 1996, a decrease of $0.7 million, or 2.4%, compared to the $29.7 million balance at December 31, 1995. This decrease was due to net charge-offs of $4.3 million for the first six months of 1996, offset by $3.6 million in additional provisions to the allowance for loan losses. Gross charge-offs for the first six months of 1996 were $5.7 million, and primarily related to two commercial credits.

In general, Management believes, based on currently known information, that the allowance for loan losses is adequate as of June 30, 1996. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status, and OREO. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:

                                                        June 30,     December 31,
                                                          1996           1995
               (Dollars in thousands)                  (Unaudited)
- ----------------------------------------------------   -----------   ------------

Nonperforming assets:
Loans past due 90 days or more                            $    88         $   906
Nonaccrual loans                                           23,532          27,867
- ----------------------------------------------------      -------         -------
Total nonperforming loans                                  23,620          28,773
OREO                                                        3,733           4,955
- ----------------------------------------------------      -------         -------
Total nonperforming assets                                $27,353         $33,728
====================================================      =======         =======

Nonperforming loans as a percent of total loans               2.9%            3.9%
OREO as a percent of total assets                             0.2%            0.4%
Nonperforming assets as a percent of total assets             1.6%            2.4%

Allowance for loan losses:                                $29,000         $29,700
  As a percent of total loans                                 3.5%            4.0%
  As a percent of nonaccrual loans                          123.2%          106.6%
  As a percent of nonperforming loans                       122.8%          103.2%

Nonperforming loans were $23.6 million, or 2.9% of total loans, at June 30, 1996. This was down from the total of $28.8 million, or 3.9% of total loans, at the prior year-end. Nonperforming loans at June 30, 1996 included two credits totaling $10.5 million, one of which, in excess of $6.0 million, was fully collected in July 1996. Management believes the remaining credit is adequately covered with collateral and specific reserves.

Despite the July 1996 payoff of the one nonperforming loan in excess of $6.0 million, Management cannot give assurances that the level of nonperforming loans at the end of the third quarter of 1996 will be below the level as of June 30, 1996, given the potential for additional nonperforming loans. Management has identified four loans with principal amounts aggregating approximately $8.7 million, including one loan in excess of $7.0 million, that, on the basis of information known by Management as of June 30, 1996, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans at June

30, 1996 where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

OREO totaled $3.7 million at June 30, 1996, a decrease of $1.2 million, or 24.7%, from the $5.0 million balance at December 31, 1995. This decrease primarily resulted from the previously mentioned write-down of one property owned by the Company and sales of two properties during the first six months of 1996.

Deposits
- --------

Total deposits were $1.6 billion at June 30, 1996, an increase of $318.5 million, or 24.7%, from the prior year-end total of $1.3 billion. The majority of this increase was in interest-bearing deposits, which increased $256.5 million, or 30.6%, to $1.1 billion at June 30, 1996 from an $838.7 million balance at December 31, 1995. This increase was largely concentrated in higher-rate money market deposits and resulted from market conditions combined with successful business development efforts by the Company. Noninterest-bearing demand deposits were $513.3 million at June 30, 1996, representing a $61.9 million, or 13.7%, increase from the $451.3 million balance at December 31, 1995.

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

The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. One measure Management uses to assess the Company's liquidity is the level of liquid assets relative to total deposits. Liquid assets include cash and due from banks, federal funds sold, securities purchased under agreement to resell, and investment securities maturing within one year. At June 30, 1996, the Company's liquid assets as a percentage of deposits were 39.1% compared to 41.0% at December 31, 1995. This decrease resulted primarily from the aforementioned lengthening of the average remaining life of the investment securities portfolio during the first half of 1996.

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

Shareholders' equity was $119.0 million at June 30, 1996, an increase of $14.0 million, or 13.3%, from the $105.0 million balance at December 31, 1995. This increase resulted from net income of $10.3 million and capital generated through the Company's employee benefit plans of $4.3 million in the first six months of 1996, slightly offset by a $0.7 million increase in the net unrealized loss on available-for-sale investments.

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

The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well-capitalized" depository institution as of June 30, 1996 and December 31, 1995. Capital ratios for the Company are set forth below:

                                       June 30,        December 31,
                                         1996              1995
                                       --------        ------------

Total risk-based capital ratio           11.6%           11.9%
Tier 1 risk-based capital ratio          10.3%           10.6%
Tier 1 leverage ratio                     7.8%            8.0%
===============================          =====           =====

The decrease in all of the Company's capital ratios from December 31, 1995 to June 30, 1996 is attributable to the growth in the Company's assets during the first six months of 1996, partially offset by the aforementioned growth in the Company's capital.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at June 30, 1996, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 18, 1996. Each of the persons named in the Proxy Statement as a nominee for director was elected; an amendment to the Silicon Valley Bancshares 1989 Stock Option Plan was approved; an amendment to the Company's Bylaws to change the authorized range of Directors was approved; and the appointment of KPMG Peat Marwick LLP as the Company's independent auditors was ratified. The following are the voting results on each of these matters:

Election of Directors                        In Favor    Withheld
- ---------------------                        ---------   --------

Gary K. Barr                                 7,421,155     92,238
James F. Burns, Jr.                          7,468,815     44,578
John C. Dean                                 7,450,251     63,142
David M. deWilde                             7,443,186     70,207
Clarence J. Ferrari, Jr., Esq.               7,468,615     44,778
Henry M. Gay                                 7,443,186     70,207
Daniel J. Kelleher                           7,447,104     66,289
James R. Porter                              7,468,793     44,600
Michael Roster, Esq.                         7,468,815     44,578
Ann R. Wells                                 7,418,503     94,890

Other Matters                                In Favor    Opposed   Abstained
- -------------                                ---------   -------   ---------

Amendment to the Silicon Valley
   Bancshares 1989 Stock Option Plan         6,920,422    542,788      50,184

Amendment to the Company's Bylaws
   to change the authorized range of
   Directors                                 7,379,610     92,799      40,985

Ratification of the appointment of KPMG
   Peat Marwick LLP as the Company's
   independent auditors for 1996             7,465,320     92,799      40,985


ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
        ---------
         3.2    Bylaws of the Company, as amended

        10.28 Amendment and Restatement of the Silicon Valley Bancshares 1989 Stock Option Plan

        10.29   Silicon Valley Bank Money Purchase Pension Plan

        10.30 Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan

        10.31 Amendment and Restatement of the Silicon Valley Bank 401(k) and Employee Stock Ownership Plan

        27      Financial Data Schedule


(b)     Reports on Form 8-K:
        --------------------

        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SILICON VALLEY BANCSHARES


Date:  August 13, 1996              (s) Christopher T. Lutes
                                    ------------------------
                                    Christopher T. Lutes
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)