Form 10-Q
period 1996-09-30
SILICON VALLEY BANCSHARES
filed 1996-11-13
CIK 719739

   As filed with the Securities and Exchange Commission on November 13, 1996
================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ___________

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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



          At October 31, 1996, 9,304,966 shares of the registrant's common stock (no par value) were outstanding.

================================================================================
                   This report contains a total of 26 pages.

                               TABLE OF CONTENTS
                               -----------------

                                                                           PAGE
                                                                           ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS                                         3

          CONSOLIDATED INCOME STATEMENTS                                      4

          CONSOLIDATED STATEMENTS OF CASH FLOWS                               5

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                10


                          PART II - OTHER INFORMATION
                          ----------------------------

ITEM 1.   LEGAL PROCEEDINGS                                                  25

ITEM 2.   CHANGES IN SECURITIES                                              25

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                    25

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                25

ITEM 5.   OTHER INFORMATION                                                  25

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   25

SIGNATURES                                                                   26

                         PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                             September 30,  December 31,
                                                                 1996           1995
(Dollars in thousands)                                        (Unaudited)
-----------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                       $   85,478    $   85,187
Federal funds sold and securities purchased under
  agreement to resell                                            280,394       257,138
Investment securities, at fair value                             493,132       321,309
Loans, net of unearned income                                    840,778       738,405
Allowance for loan losses                                        (30,000)      (29,700)
-----------------------------------------------------------------------------------------
  Net loans                                                      810,778       708,705
Premises and equipment                                             4,127         4,697
Other real estate owned                                            2,720         4,955
Accrued interest receivable and other assets                      27,141        25,596
-----------------------------------------------------------------------------------------
Total assets                                                  $1,703,770    $1,407,587
=========================================================================================

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing demand deposits                           $  489,369    $  451,318
Money market and NOW deposits                                  1,005,904       773,292
Time deposits                                                     73,559        65,450
-----------------------------------------------------------------------------------------
  Total deposits                                               1,568,832     1,290,060
Other liabilities                                                  9,813        12,553
-----------------------------------------------------------------------------------------
Total liabilities                                              1,578,645     1,302,613
-----------------------------------------------------------------------------------------

Shareholders' Equity:
Preferred stock, no par value:
  20,000,000 shares authorized;
  none outstanding
Common stock, no par value:
  30,000,000 shares authorized;
  9,296,293 and 8,963,662 shares outstanding at
  September 30, 1996 and December 31, 1995, respectively          64,598        59,357
Retained earnings                                                 61,440        45,855
Net unrealized loss on available-for-sale investments               (547)         (198)
Unearned compensation                                               (366)          (40)
-----------------------------------------------------------------------------------------
Total shareholders' equity                                       125,125       104,974
-----------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                    $1,703,770    $1,407,587
=========================================================================================

            See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS

                                                      For the three months ended      For the nine months ended
                                                     ----------------------------    -----------------------------
                                                     September 30,  September 30,    September 30,    September 30,
                                                          1996          1995             1996             1995
(Dollars in thousands, except per share amounts)      (Unaudited)    (Unaudited)      (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Interest income:
          Loans                                          $23,236          $19,193          $65,536          $59,371
          Investment securities                            7,040            2,111           16,455            6,831
          Federal funds sold and securities
            purchased under agreement to resell            3,019            3,894            9,527            7,307
-------------------------------------------------------------------------------------------------------------------
Total interest income                                     33,295           25,198           91,518           73,509
-------------------------------------------------------------------------------------------------------------------
Interest expense:
          Deposits                                        10,353            7,282           27,438           19,062
-------------------------------------------------------------------------------------------------------------------
Total interest expense                                    10,353            7,282           27,438           19,062
-------------------------------------------------------------------------------------------------------------------
Net interest income                                       22,942           17,916           64,080           54,447
Provision for loan losses                                  2,962            3,337            6,550            6,098
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision
          for loan losses                                 19,980           14,579           57,530           48,349
-------------------------------------------------------------------------------------------------------------------
Noninterest income:
          Disposition of client warrants                     618            3,823            2,880            5,626
          Letter of credit and foreign
            exchange income                                  759              807            2,493            2,267
          Deposit service charges                            359              315            1,200            1,000
          Investment gains (losses)                            -                -                1             (770)
          Other                                              277              153              825              434
-------------------------------------------------------------------------------------------------------------------
Total noninterest income                                   2,013            5,098            7,399            8,557
-------------------------------------------------------------------------------------------------------------------
Noninterest expense:
          Compensation and benefits                        7,914            6,517           23,259           20,374
          Professional services                            1,122            1,032            3,398            3,620
          Equipment                                          859            1,473            2,452            2,678
          Occupancy                                          706            1,007            2,329            2,655
          Corporate legal and litigation                     207              179              140              571
          Data processing services                           119              214              319              767
          Client services                                     23               82              225              339
          Cost of other real estate owned                     19               23              345               37
          FDIC deposit insurance                               1               14              173            1,210
          Other                                            2,237            1,370            6,314            4,143
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                 13,207           11,911           38,954           36,394
-------------------------------------------------------------------------------------------------------------------
Income before income tax expense                           8,786            7,766           25,975           20,512
Income tax expense                                         3,514            2,303           10,390            7,788
-------------------------------------------------------------------------------------------------------------------
Net income                                               $ 5,272          $ 5,463          $15,585          $12,724
===================================================================================================================
Net income per common and
    common equivalent share                                $0.54            $0.59            $1.61            $1.40
===================================================================================================================

            See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the nine months ended
                                                                   ------------------------------
                                                                   September 30,    September 30,
                                                                        1996            1995
(Dollars in thousands)                                             (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
          Net income                                               $  15,585           $ 12,724
          Adjustments to reconcile net income to net cash
           provided by operating activities:
            Provision for loan losses                                  6,550              6,098
            Net (gain) loss on sales of investment securities             (1)               770
            Depreciation and amortization                                880              1,633
            Net gain on sales of other real estate owned                (407)              (124)
            Provision for other real estate owned                        551                  -
            Increase (decrease) in unearned income                     1,182               (277)
            Increase in accrued interest receivable                   (3,671)              (429)
            (Increase) decrease in accounts receivable                   629               (362)
            Increase (decrease) in accrued liabilities                (2,804)               643
            Other, net                                                (3,369)               730
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             15,125             21,406
-------------------------------------------------------------------------------------------------

Cash flows from investing activities:
          Proceeds from maturities and paydowns of
           investment securities                                     716,999             37,366
          Proceeds from sales of investment securities                 9,699             31,316
          Purchases of investment securities                        (893,856)           (83,569)
          Net increase in loans                                     (111,751)            (1,406)
          Proceeds from recoveries of charged off loans                1,946              5,224
          Net proceeds from sales of other real estate owned           2,092              2,093
          Purchases of premises and equipment                           (310)            (5,151)
-------------------------------------------------------------------------------------------------
Net cash applied to investing activities                            (275,181)           (14,127)
-------------------------------------------------------------------------------------------------

Cash flows from financing activities:
          Net increase in deposits                                   278,772             72,977
          Proceeds from issuance of common stock,
            net of issuance costs                                      4,831              4,333
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                            283,603             77,310
-------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                             23,547             84,589
Cash and cash equivalents at January 1,                              342,325            289,849
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30,                         $ 365,872           $374,438
=================================================================================================

Supplemental disclosures:
          Interest paid                                            $  27,405           $ 18,964
          Income taxes paid                                        $  11,932           $  9,124
=================================================================================================

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

Nature of Operations
--------------------

The Company is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Colorado, Maryland, Massachusetts, Oregon, Texas, and Washington. The Bank serves emerging and middle-market growth companies in specific targeted niches and focuses on the technology and life sciences industries, while identifying and capitalizing on opportunities to serve other groups of clients with unique financial needs. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

Consolidation
-------------

The interim consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, the Bank and SVB Leasing Company (inactive). The revenues, expenses, assets, and liabilities of the subsidiaries are included in the respective line items in the interim consolidated financial statements after elimination of intercompany accounts and transactions.

Interim Consolidated Financial Statements
-----------------------------------------

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1996, and the results of its operations and cash flows for the three and nine month periods ended September 30, 1996 and September 30, 1995. The December 31, 1995 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's 1995 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1996 may not necessarily be indicative of the Company's operating results for the full year.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Financial Statement Presentation
-----------------------------------------

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

Net Income Per Share Computation
--------------------------------

Net income per common and common equivalent share is calculated using weighted average shares outstanding, including the dilutive effect of stock options outstanding during the period. Weighted average shares outstanding were 9,735,778 and 9,660,785 for the three and nine month periods ended September 30, 1996 and 9,305,261 and 9,073,862 for the three and nine month periods ended September 30, 1995.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents as reported in the consolidated statements of cash flows includes cash on hand, cash balances due from banks, federal funds sold, and securities purchased under agreement to resell.

Federal Funds Sold and Securities Purchased Under Agreement to Resell
---------------------------------------------------------------------

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $394,000 and $138,000 at September 30, 1996 and December 31, 1995, respectively.

Nonaccrual Loans
----------------

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

New Accounting Pronouncements
-----------------------------

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

2.  LOANS

The detailed composition of loans is presented in the following table:

                              September 30,   December 31,
(Dollars in thousands)            1996            1995
----------------------------------------------------------
Commercial                         $711,355       $622,488
Real estate term                     60,872         56,845
Real estate construction             35,865         17,194
Consumer and other                   32,686         41,878
----------------------------------------------------------
Total loans (1)                    $840,778       $738,405
==========================================================

(1) Loans are presented net of unearned income of $4,995 and $3,813 at September 30, 1996 and December 31, 1995, respectively.

3.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three and nine month periods ended September 30, 1996 and 1995 was as follows:

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.  ALLOWANCE FOR LOAN LOSSES (CONTINUED)


                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                    ------------------       -----------------
(Dollars in thousands)                1996      1995           1996     1995
------------------------------------------------------------------------------
Beginning balance                   $29,000     $22,500      $29,700   $20,000
Provision for loan losses             2,962       3,337        6,550     6,098
Loans charged off                    (2,502)     (1,948)      (8,196)   (4,322)
Recoveries                              540       3,111        1,946     5,224
------------------------------------------------------------------------------
Balance at September 30,            $30,000     $27,000      $30,000   $27,000
==============================================================================

The aggregate recorded investment in loans for which impairment has been realized in accordance with SFAS No. 114 totaled $19.9 million at September 30, 1996. Allocations to the allowance for loan losses at September 30, 1996 related to these loans were $6.5 million. Average impaired loans for the third quarter of 1996 were $18.7 million.

4.  REGULATORY MATTERS

During 1993, the Company and the Bank consented to a formal supervisory order by the Federal Reserve Bank of San Francisco and the Bank consented to a formal supervisory order by the California State Banking Department. The Federal Reserve Bank removed its supervisory order effective March 27, 1996, and the California State Banking Department terminated its supervisory order effective April 9, 1996. These orders required, among other actions, the following: suspension of cash dividends; restrictions on transactions between the Company and the Bank without prior regulatory approval; development of a capital plan to ensure the Bank maintains adequate capital levels subject to regulatory approval; development of plans to improve the quality of the Bank's loan portfolio through collection or improvement of the credits within specified time frames; changes to the Bank's loan policies which require the Directors' Loan Committee to approve all loans to any one borrower exceeding $3.0 million and requiring the Board of Directors to become more actively involved in loan portfolio management and monitoring activities; review of, and changes in, the Bank's loan policies to implement (i) policies for controlling and monitoring credit concentrations, (ii) underwriting standards for all loan products, and
(iii) standards for credit analysis and credit file documentation; development of an independent loan review function and related loan review policies and procedures; development of Board of Directors oversight programs to establish and maintain effective control and supervision of Management and major Bank operations and activities; development of a plan, including a written methodology, to maintain an adequate allowance for loan losses, defined as a minimum of 2.0% of total loans; development of business plans to establish guidelines for growth and ensure maintenance of adequate capital levels; a review and evaluation of existing compensation practices and development of officer compensation policies and procedures by the Boards of Directors of the Company and the Bank; policies requiring that changes in fees paid to directors as well as bonuses paid to executive officers first receive regulatory approval; and development of a detailed internal audit plan for approval by the Board of Directors of the Bank. The California State Banking Department order further required the Bank to maintain a minimum tangible equity-to-assets ratio of 6.5%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Earnings Summary
----------------

The Company reported net income of $5.3 million, or $0.54 per share, for the third quarter of 1996, compared with net income of $5.5 million, or $0.59 per share, for the third quarter of 1995. Net income was $15.6 million, or $1.61 per share, for the nine months ended September 30, 1996, versus $12.7 million, or $1.40 per share, for the respective 1995 period. The annualized return on average assets (ROA) was 1.3% in the third quarter of 1996 compared to 1.8% in the 1995 third quarter. The annualized return on average equity (ROE) in the third quarter of 1996 was 17.2%, compared to 22.4% in the third quarter of 1995. For the first nine months of 1996, ROA was 1.4% and ROE was 17.9% versus 1.5% and 19.3%, respectively, for the comparable prior year period.

The decrease in net income during the quarter ended September 30, 1996, as compared with the prior year respective period, resulted from a decrease in noninterest income, an increase in noninterest expense, and a higher effective tax rate, offset by an increase in net interest income and a lower provision for loan losses. The increase in net income for the nine month period ended September 30, 1996, as compared with the prior year respective period, was due to an increase in net interest income, offset by a higher provision for loan losses, an increase in noninterest expense, and lower noninterest income. The major components of net income as well as changes in these components are summarized in the following table for the three and nine month periods ended September 30, 1996 and 1995, and are discussed in more detail below.

                                        Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                        -------------------   -----------------
(Dollars in thousands)                      1996      1995      1996      1995
-------------------------------------------------------------------------------
Net interest income                       $22,942   $17,916   $64,080   $54,447
Provision for loan losses                   2,962     3,337     6,550     6,098
Noninterest income                          2,013     5,098     7,399     8,557
Noninterest expense                        13,207    11,911    38,954    36,394
-------------------------------------------------------------------------------
Income before income taxes                  8,786     7,766    25,975    20,512
Income tax expense                          3,514     2,303    10,390     7,788
-------------------------------------------------------------------------------
Net income                                $ 5,272   $ 5,463   $15,585   $12,724
===============================================================================

Net Interest Income and Margin
------------------------------

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

The following tables set forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three and nine month periods ended September 30, 1996 and 1995, respectively.

--------------------------------------------------------------------------------
                      AVERAGE BALANCES, RATES AND YIELDS
--------------------------------------------------------------------------------

                                                            For the three months ended September 30,
                                           ------------------------------------------------------------------------
                                                           1996                                1995
                                                       (Unaudited)                          (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                         Average                            Average
                                              Average                    Yield/      Average                Yield/
(Dollars in thousands)                        Balance      Interest       Rate       Balance    Interest     Rate
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Federal funds sold and securities
  purchased under agreement to resell (1)  $  226,543    $    3,019        5.3%   $  264,361     $ 3,894        5.9%
 Investment securities:
  Taxable                                     470,391         6,912        5.8       134,047       2,001        6.0
  Non-taxable (2)                               8,683           196        9.0         6,686         169       10.1
 Loans:
  Commercial                                  684,832        20,203       11.7       570,022      16,831       11.8
  Real estate construction and term            90,841         2,062        9.0        72,497       1,843       10.2
  Consumer and other                           40,574           971        9.5        21,420         519        9.7
----------------------------------------   -----------------------------------    ---------------------------------
 Total loans                                  816,247        23,236       11.3       663,939      19,193       11.6
----------------------------------------   -----------------------------------    ---------------------------------
Total interest-earning assets               1,521,864        33,363        8.7     1,069,033      25,257        9.5
----------------------------------------   -----------------------------------    ---------------------------------

Cash and due from banks                       127,463                                111,873
Allowance for loan losses                     (30,004)                               (24,549)
Other real estate owned                         2,925                                  5,446
Other assets                                   28,515                                 26,519
----------------------------------------   ----------                             ----------
Total assets                               $1,650,763                             $1,188,322
========================================   ==========                             ==========

Funding sources:
Interest-bearing liabilities:
 Money market and NOW deposits             $  991,521         9,601        3.9    $  651,752       6,679        4.1
 Time deposits                                 73,129           752        4.1        63,998         603        3.8
----------------------------------------   -----------------------------------    ---------------------------------
Total interest-bearing liabilities          1,064,650        10,353        3.9       715,750       7,282        4.1
Portion of noninterest-bearing
 funding sources                              457,214                                353,283
----------------------------------------   -----------------------------------    ---------------------------------
Total funding sources                       1,521,864        10,353        2.7     1,069,033       7,282        2.7
----------------------------------------   -----------------------------------    ---------------------------------

Noninterest-bearing funding sources:
Demand deposits                               452,322                                360,919
Other liabilities                              11,957                                 15,015
Portion used to fund interest-earning
 assets                                      (457,214)                              (353,283)
Shareholders' equity                          121,834                                 96,638
----------------------------------------   ----------                             ----------
Total liabilities and shareholders'
 equity                                    $1,650,763                             $1,188,322
========================================   ==========                             ==========
Net interest income and margin                           $   23,010        6.0%                  $17,975        6.7%
========================================                 ==========    =======                   =======      =====

Memorandum:  Total deposits                $1,516,972                             $1,076,669
========================================   ==========                             ==========


(1) Includes average interest-bearing deposits in other financial institutions of $402 and $128 for the three months ended September 30, 1996 and 1995, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis. The tax-equivalent adjustments were $68 and $59 for the three months ended September 30, 1996 and 1995, respectively.

--------------------------------------------------------------------------------
                       AVERAGE BALANCES, RATES AND YIELDS
--------------------------------------------------------------------------------


                                                                     For the nine months ended September 30,
                                                                  -----------------------------------------------
                                                                     1996                                 1995
                                                                   (Unaudited)                         (Unaudited)
------------------------------------------------------------------------------------------------------------------------------
                                                                                   Average                             Average
                                                        Average                    Yield/       Average                Yield/
(Dollars in thousands)                                  Balance      Interest       Rate        Balance     Interest    Rate
------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Federal funds sold and securities
  purchased under agreement to resell (1)            $  238,334    $    9,527           5.3%    $166,227     $ 7,307    5.9%
 Investment securities:
  Taxable                                               377,788        16,125           5.7      146,261       6,483    5.9
  Non-taxable (2)                                         7,045           507           9.6        7,064         536   10.1
 Loans:
  Commercial                                            647,670        56,201          11.6      588,841      52,547   11.9
  Real estate construction and term                      79,534         6,421          10.8       69,269       5,287   10.2
  Consumer and other                                     42,250         2,914           9.2       18,777       1,537   10.9
---------------------------------------------        --------------------------------------     ---------------------------
 Total loans                                            769,454        65,536          11.4      676,887      59,371   11.7
---------------------------------------------        --------------------------------------     ---------------------------
Total interest-earning assets                         1,392,621        91,695           8.8      996,439      73,697    9.9
---------------------------------------------        --------------------------------------     ---------------------------

Cash and due from banks                                 127,426                                  115,424
Allowance for loan losses                               (30,266)                                 (22,886)
Other real estate owned                                   3,948                                    5,939
Other assets                                             28,171                                   22,085
---------------------------------------------        ----------                               ----------
Total assets                                         $1,521,900                               $1,117,001
=============================================        ==========                               ==========

Funding sources:
Interest-bearing liabilities:
 Money market and NOW deposits                       $  885,139        25,401           3.8     $595,922      17,372    3.9
 Time deposits                                           68,461         2,037           4.0       64,034       1,690    3.5
---------------------------------------------        --------------------------------------     ---------------------------
Total interest-bearing liabilities                      953,600        27,438           3.8      659,956      19,062    3.9
Portion of noninterest-bearing funding sources          439,021                                  336,483
----------------------------------------------       --------------------------------------     ---------------------------
Total funding sources                                 1,392,621        27,438           2.6      996,439      19,062    2.6
---------------------------------------------        --------------------------------------     ---------------------------

Noninterest-bearing funding sources:
Demand deposits                                         440,851                                  355,606
Other liabilities                                        11,508                                   13,157
Portion used to fund interest-earning assets           (439,021)                                (336,483)
Shareholders' equity                                    115,941                                   88,282
---------------------------------------------        ----------                               ----------
Total liabilities and shareholders' equity           $1,521,900                               $1,117,001
=============================================        ==========                               ==========

Net interest income and margin                                     $   64,257           6.2%              $   54,635    7.3%
=============================================                      ==========    ==========               ==========  =====

Memorandum:  Total deposits                          $1,394,451                               $1,015,562
=============================================        ==========                               ==========


(1) Includes average interest-bearing deposits in other financial institutions of $341 and $459 for the nine months ended September 30, 1996 and 1995, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis. The tax-equivalent adjustments were $177 and $188 for the nine months ended September 30, 1996 and 1995, respectively.

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

                                                                                  1996 Versus 1995
                                                          ---------------------------------------------------------------
                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                          September 30,
                                                          ---------------------------------------------------------------
                                                            Increase (Decrease)                    Increase (Decrease)
                                                              Due to Change in                       Due to Change in
                                                          ---------------------------------------------------------------
(Dollars in thousands)                                    Volume     Rate     Total          Volume      Rate      Total
-------------------------------------------------------------------------------------------------------------------------
Interest income:
   Federal funds sold and securities
      purchased under agreement to resell                 $ (515)   $(360)   $ (875)         $ 2,889   $  (669)   $ 2,220
   Investment securities                                   5,014      (76)    4,938           10,012      (399)     9,613
   Loans                                                   4,283     (240)    4,043            7,939    (1,774)     6,165
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income                     8,782     (676)    8,106           20,840    (2,842)    17,998
-------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Money market and NOW deposits                           3,272     (350)    2,922            8,316      (287)     8,029
   Time deposits                                              92       57       149              133       214        347
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense                    3,364     (293)    3,071            8,449       (73)     8,376
-------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income                $5,418    $(383)   $5,035          $12,391   $(2,769)   $ 9,622
=========================================================================================================================

Net interest income, on a fully taxable-equivalent basis, totaled $23.0 million for the third quarter of 1996, an increase of $5.0 million, or 28.0%, from the $18.0 million total for the third quarter of 1995. The increase in net interest income was the result of a $8.1 million, or 32.1%, increase in interest income, offset by a $3.1 million, or 42.2%, increase in interest expense over the comparable prior year period.

The $8.1 million increase in interest income for the third quarter of 1996, as compared to the third quarter of 1995, was the result of a $8.8 million favorable volume variance offset by a $0.7 million unfavorable rate variance. The favorable volume variance resulted from a $452.8 million, or 42.4%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from growth in the Company's deposits and was composed of increases in loans and investment securities, offset by a decline in federal funds sold and securities purchased under agreement to resell. The growth in average loans, which were up $152.3 million, or 22.9%, compared to the third quarter of 1995, primarily resulted from an increase in commercial loans and personal lines of credit offered to executives of clients. Average investment securities for the third quarter of 1996 increased $338.3 million, or 240.4%, over the respective prior year period. This growth largely consisted of investments in notes issued by U.S. agencies as well as in commercial paper. Average federal funds sold and securities purchased under agreement to resell decreased $37.8 million, or 14.3%, over the comparable 1995 period, as a portion of funds previously invested in federal funds sold were shifted to short-term investment securities. The change in the mix of average investment securities and average federal funds sold and securities purchased under agreement to resell was the result of Management's decision to further diversify the Company's portfolio of short-term investments in connection with its liquidity management activities. Further, the increase in average investment securities reflected Management's decision to lengthen the average life of the Company's investment portfolio in an effort to obtain the higher yields available due to the steepening of the yield curve during 1996.

Interest income for the third quarter of 1996 decreased $0.7 million from the comparable prior year period due to an unfavorable rate variance. The unfavorable rate variance was the result of a decline in market interest rates during the last half of 1995 and the first quarter of 1996. Lower yields on loans in the 1996 third quarter accounted for $0.2 million of the total unfavorable rate variance, as a substantial portion of the Company's loans are prime rate-based. This unfavorable rate variance would have been higher had the Company not realized $1.2 million in loan interest income that resulted from the payoff of two nonperforming loans during the 1996 third quarter. The remaining $0.5 million portion of the total unfavorable rate variance was attributable to lower yields on federal funds sold and securities purchased under agreement to resell, and investment securities.

The overall decrease in the yield on average interest-earning assets of 80 basis points for the third quarter of 1996, as compared to the third quarter of 1995, was due to a combination of the decline in market interest rates and a shift in the composition of average interest-earning assets towards a higher percentage of short-term investment securities. This shift in the composition of average interest-earning assets resulted from growth in the Company's deposits combined with the Company's liquidity and investment management activities.

Total interest expense in the 1996 third quarter increased $3.1 million from the total for the 1995 third quarter. This increase was due to an unfavorable volume variance of $3.4 million slightly offset by a $0.3 million favorable rate variance. The unfavorable volume variance resulted from a $348.9 million, or 48.7%, increase in average interest-bearing liabilities in the third quarter of 1996 as compared with the third quarter of 1995. This increase was concentrated in higher-rate money market deposits, and was attributable to market conditions combined with the successful business development efforts of the Company. Changes in the rates paid on interest-bearing liabilities had a $0.3 million favorable impact on interest expense in the third quarter of 1996 versus the 1995 third quarter, as the average rate paid on interest-bearing liabilities decreased 20 basis points from the third quarter of 1995. This slight decrease resulted from a reduction in the rates paid on the Company's higher-rate money market deposits on account of the declining interest rate environment during the last half of 1995 and the first quarter of 1996, offset by the aforementioned growth of higher-rate money market deposits.

Net interest income, on a fully taxable-equivalent basis, totaled $64.3 million for the first nine months of 1996, an increase of $9.6 million, or 17.6%, from the $54.6 million total for the first nine months of 1995. The increase in net interest income was the result of an $18.0 million, or 24.4%, increase in interest income, offset by a $8.4 million, or 43.9%, increase in interest expense over the comparable prior year period.

The $18.0 million increase in interest income for the first nine months of 1996, as compared to the first nine months of 1995, was the result of a $20.8 million favorable volume variance offset by a $2.8 million unfavorable rate variance. The favorable volume variance resulted from a $396.2 million, or 39.8%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets for the first nine months of 1996, compared with the first nine months of 1995, was composed of increases in loans, investment securities, and liquid investments in federal funds sold and securities purchased under agreement to resell, and resulted from the aforementioned growth in deposits. The unfavorable rate variance was attributable to the previously mentioned decline in market interest rates during the last half of 1995 and the first quarter of 1996, offset by the aforementioned loan interest income realized in connection with the payoff of two nonperforming loans during the 1996 third quarter.

The overall decrease in the yield on average interest-earning assets of 110 basis points for the first nine months of 1996, over the comparable period in 1995, was due to a combination of the decline in market interest rates and a shift in the composition of average interest-earning assets towards a higher percentage of short-term investment securities. This shift in the composition of average interest-earning assets resulted from growth in the Company's deposits combined with the Company's liquidity and investment management activities.

Total interest expense for the first nine months of 1996 increased $8.4 million from the total for the first nine months of 1995. This increase was due to an unfavorable volume variance of $8.5 million offset by a favorable rate variance of $0.1 million. The unfavorable volume variance resulted from a $293.6 million, or 44.5%, increase in average interest-bearing liabilities for the first nine months of 1996 over the comparable prior year period. This increase was concentrated in higher-rate money market deposits, and was attributable to market conditions combined with the successful business development efforts of the Company. Changes in the rates paid on interest-bearing liabilities had a $0.1 million favorable impact on interest expense for the first nine months of 1996, as compared to the respective 1995 period. This slight decrease in interest expense resulted from a reduction in the rates paid on the Company's higher-rate money market deposits on account of the declining interest rate environment during the last half of 1995 and the first quarter of 1996, offset by the aforementioned growth of higher-rate money market deposits.

Provision For Loan Losses
-------------------------

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's continuous assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The provision for loan losses totaled $3.0 million for the third quarter of 1996, a $0.4 million, or 11.2%, decrease compared to the $3.3 million provision for the third quarter of 1995. The provision for loan losses increased $0.5 million, or 7.4%, to $6.6 million for the first nine months of 1996, versus $6.1 million for the comparable 1995 period. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

Noninterest Income
------------------

The following table summarizes the components of noninterest income for the three and nine month periods ended September 30, 1996 and 1995:

                                                    Three Months Ended      Nine Months Ended
                                                       September 30,          September 30,
                                                    ------------------      -----------------
(Dollars in thousands)                                1996       1995         1996      1995
---------------------------------------------------------------------------------------------
Disposition of client warrants                      $  618     $3,823         $2,880   $5,626
Letter of credit and foreign exchange income           759        807          2,493    2,267
Deposit service charges                                359        315          1,200    1,000
Investment gains (losses)                                -          -              1     (770)
Other                                                  277        153            825      434
---------------------------------------------------------------------------------------------
Total noninterest income                            $2,013     $5,098         $7,399   $8,557
=============================================================================================

Total noninterest income for the three and nine month periods ended September 30, 1996 amounted to $2.0 million and $7.4 million, a decrease of $3.1 million and $1.2 million, respectively, from the $5.1 million and $8.6 million totals for the comparable 1995 periods. The decrease in noninterest income during 1996 was primarily explained by a decrease in income from the disposition of client warrants.

Income from the disposition of client warrants was $0.6 million in the third quarter of 1996 and $2.9 million for the first nine months of 1996 versus $3.8 million and $5.6 million for the respective 1995 periods. The Company has historically obtained rights to acquire stock (in the form of warrants) in certain nonpublic clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming. Interest rates, loan fees and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond the control of the Company, including the general condition of the capital markets, and therefore cannot be predicted with any degree of accuracy and is likely to vary materially from period to period.

Letter of credit fees, foreign exchange fees and other trade finance income was $0.8 million during both the 1996 and 1995 third quarters, and $2.5 million for the first nine months of 1996, compared to $2.3 million for the first nine months of 1995. The slight growth in this category of noninterest income in 1996 was due to increased foreign exchange fees, offset by lower letter of credit fees on account of a decline in transaction volume resulting from increased competition.

Deposit service charges totaled $0.4 million and $1.2 million for the three and nine month periods ended September 30, 1996, respectively, versus $0.3 million and $1.0 million for the comparable 1995 periods. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances or via explicit payments recognized as deposit service charges. The increase during 1996 was primarily related to growth in the Company's client base.

The Company incurred no gains or losses on sales of investment securities in both the 1996 and 1995 third quarters. The Company realized a nominal gain on sales of investment securities during the first nine months of 1996, and incurred $0.8 million in losses through such sales during the first nine months of 1995. The securities sold during the first nine months of 1995 were primarily mortgage-backed securities. All sales of investment securities were conducted as a normal component of the Company's interest rate risk and liquidity management activities.

Other noninterest income is composed primarily of service-based fee income, and increased to $0.3 million and $0.8 million for the 1996 third quarter and the first nine months of 1996, respectively, from $0.2 million and $0.4 million for the comparable prior year periods. The increase during 1996 was primarily due to increased examination fees on client accounts receivable.

Noninterest Expense
-------------------

Noninterest expense during the third quarter of 1996 totaled $13.2 million, a $1.3 million, or 10.9%, increase from the $11.9 million incurred in the comparable 1995 period. Noninterest expense was $39.0 million for the first nine months of 1996, an increase of $2.6 million, or 7.0%, over the $36.4 million total for the comparable 1995 period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses incurred through sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio improved to 54.2% for the 1996 third quarter, down from 61.9% for the third quarter of 1995. The Company's efficiency ratio for the first nine months of 1996 was 56.3%, versus 62.5% for the comparable 1995 period. The following tables present the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:

                                            Three Months Ended September 30,
                                      -------------------------------------------
                                            1996                      1995
                                      -------------------    --------------------
                                              Percent of               Percent of
                                               Adjusted                 Adjusted
(Dollars in thousands)               Amount    Revenues      Amount     Revenues
---------------------------------------------------------------------------------
Compensation and benefits           $ 7,914         32.5%   $ 6,517         34.0%
Professional services                 1,122          4.6      1,032          5.4
Equipment                               859          3.5      1,473          7.7
Occupancy                               706          2.9      1,007          5.2
Corporate legal and litigation          207          0.9        179          0.9
Data processing services                119          0.5        214          1.1
Client services                          23          0.1         82          0.4
FDIC deposit insurance                    1          0.0         14          0.1
Other                                 2,237          9.2      1,370          7.1
--------------------------------------------------------------------------------
Total excluding cost of other
  real estate owned                  13,188         54.2%    11,888         61.9%
Cost of other real estate owned          19                      23
--------------------------------------------------------------------------------
Total noninterest expense           $13,207                 $11,911
================================================================================


                                           Nine Months Ended September 30,
                                     -------------------------------------------
                                            1996                     1995
                                     -------------------    --------------------
                                               Percent of              Percent of
                                                Adjusted                Adjusted
(Dollars in thousands)               Amount     Revenues     Amount     Revenues
---------------------------------   -------   -----------   -------   -----------
Compensation and benefits           $23,259         33.9%   $20,374         35.0%
Professional services                 3,398          4.9      3,620          6.2
Equipment                             2,452          3.6      2,678          4.6
Occupancy                             2,329          3.4      2,655          4.6
Data processing services                319          0.5        767          1.3
Client services                         225          0.3        339          0.6
FDIC deposit insurance                  173          0.3      1,210          2.1
Corporate legal and litigation          140          0.2        571          1.0
Other                                 6,314          9.2      4,143          7.1
--------------------------------------------------------------------------------
Total excluding cost of other
  real estate owned                  38,609         56.3%    36,357         62.5%
Cost of other real estate owned         345                      37
--------------------------------------------------------------------------------
Total noninterest expense           $38,954                 $36,394
================================================================================

Compensation and benefits expenses totaled $7.9 million in the third quarter of 1996, a $1.4 million, or 21.4%, increase over the $6.5 million incurred in the third quarter of 1995. For the first nine months of 1996, compensation and benefits expenses totaled $23.3 million, an increase of $2.9 million, or 14.2%, over the $20.4 million total for the comparable 1995 period. The increase during 1996 in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent (FTE) staff employed by the Company. Average FTE were 369 and 358 for the three and nine month periods ended September 30, 1996, respectively, compared to 339 and 331 for the respective prior year periods. The increase in FTE was primarily attributable to the expansion of the Company's lending staff in an effort to develop new markets, as well as in response to the Company's growing client base.

Professional services expenses totaled $1.1 million in the third quarter of 1996, a $0.1 million, or 8.7%, increase from the $1.0 million incurred in the third quarter of 1995. This increase was the result of higher accounting and auditing fees, offset by lower legal expenses on account of client reimbursements received by the Company in connection with the previously mentioned payoff of two nonperforming loans during the 1996 third quarter. Professional services expenses decreased $0.2 million, or 6.1%, to a total of $3.4 million for the first nine months of 1996 versus $3.6 million for the comparable 1995 period. This decrease was primarily related to lower legal expenses resulting from the client reimbursements discussed above.

Equipment expenses in the third quarter of 1996 totaled $0.9 million, a decrease of $0.6 million, or 41.7%, from the 1995 third quarter total of $1.5 million. Equipment expenses for the first nine months of 1996 totaled $2.5 million, a decrease of $0.2 million, or 8.4%, from the $2.7 million incurred in the comparable prior year period. The lower equipment expenses in 1996, compared to 1995, were primarily the result of the Company recognizing certain non-recurring costs in connection with a move into a new headquarters facility in the third quarter of 1995, offset by higher equipment costs in 1996 due to investments in computer equipment as well as other costs associated with the Company's growth in personnel.

Occupancy expenses totaled $0.7 million and $2.3 million for the three and nine month periods ended September 30, 1996. This was a decrease of $0.3 million, or 29.9%, and $0.3 million, or 12.3%, from the $1.0 million and $2.7 million totals incurred in the respective 1995 periods. This decrease in occupancy expenses was the result of the aforementioned non-recurring costs incurred in connection with the Company's move into a new headquarters facility in the third quarter of 1995, offset by additional rent expense associated with several new loan offices opened by the Company during the first half of 1996.

Corporate legal and litigation expenses totaled $0.2 million for both the third quarter of 1996 and 1995. Total corporate legal and litigation expenses were $0.1 million for the first nine months of 1996, versus $0.6 million for the first nine months of 1995. This decrease in expenses during 1996 was the result of the Company realizing a $0.4 million gain in the 1996 second quarter related to the net proceeds received from a legal settlement.

Data processing services expenses were $0.1 million and $0.3 million for the three and nine month periods ended September 30, 1996, a decrease of $0.1 million, or 44.4%, and $0.4 million, or 58.4%, compared to the $0.2 million and $0.8 million totals for the comparable 1995 periods. The decrease during 1996 in data processing services expenses was due to the Company's conversion to an in-house data processing center during late 1995.

Client services expenses include courier expenses and related costs of loan and deposit operations. Total client services expenses were nominal during the third quarter of 1996, compared to $0.1 million incurred in the third quarter of 1995. Client services expenses totaled $0.2 million for the first nine months of 1996, versus $0.3 million for the comparable prior year period. The year-to-year decrease in these expenses from 1995 to 1996 was due to the timing of reimbursements from clients.

The Company realized minimal FDIC deposit insurance expense in both the third quarter of 1996 and 1995. Total FDIC deposit insurance expense for the first nine months of 1996 amounted to $0.2 million, a $1.0 million, or 85.7%, decrease from the $1.2 million incurred in the first nine months of 1995. This decrease was attributable to reductions in the Bank's assessment rate during both the third quarter of 1995 and the first quarter of 1996 due to completion of the recapitalization of the Bank Insurance Fund. The Bank's assessment rate was further reduced to the statutory minimum annual assessment of $2,000, effective July 1, 1996.

Other noninterest expenses in the third quarter of 1996 totaled $2.2 million, a $0.9 million, or 63.3%, increase from the $1.4 million incurred in the third quarter of 1995. For the first nine months of 1996, other noninterest expenses increased $2.2 million, or 52.4%, to a total of $6.3 million compared to $4.1 million for the first nine months of 1995. The increase during 1996 largely resulted from increased marketing and business development efforts combined with an increase in other miscellaneous expenses resulting from the Company's growth in personnel.

Net costs associated with other real estate owned were minimal in both the third quarter of 1996 and 1995. For the first nine months of 1996, net costs associated with OREO increased $0.3 million from the comparable 1995 period, primarily due to the 1996 first quarter write-down of one property owned by the Company. The costs associated with OREO include: maintenance expenses; property taxes; marketing costs; net operating expense or income associated with income-producing properties; property write-downs; and gains or losses on the sales of such properties.

Income Taxes
------------

The Company's effective tax rate was 40.0% in the 1996 third quarter, compared to 29.7% in the third quarter of the prior year. For the nine months ended September 30, 1996, the Company's effective tax rate was 40.0%, versus 38.0% in the comparable 1995 period. The lower effective tax rates in 1995, as compared to 1996, were attributable to a 1995 third quarter adjustment in the Company's estimate of its tax liabilities.

FINANCIAL CONDITION
-------------------

The Company's total assets were $1.7 billion at September 30, 1996 compared to $1.4 billion at December 31, 1995.

Federal Funds Sold and Securities Purchased Under Agreement to Resell
---------------------------------------------------------------------

Federal funds sold and securities purchased under agreement to resell totaled $280.4 million at September 30, 1996, an increase of $23.3 million, or 9.0%, compared to the $257.1 million balance at December 31, 1995. This increase was the result of growth in the Company's deposits during 1996, offset by loan growth and by Management's decision to invest a significant portion of the deposit growth in investment securities in connection with the Company's liquidity and investment management activities.

Investment Securities
---------------------

Investment securities totaled $493.1 million at September 30, 1996. This represented a $171.8 million, or 53.5%, increase over the December 31, 1995 balance of $321.3 million. The increase in investment securities was related to growth in the Company's total deposits coupled with the Company's liquidity and investment management activities, and was primarily centered in notes issued by U.S. agencies as well as in commercial paper. The Company's liquidity and investment management activities involved Management's decisions to further diversify the Company's portfolio of short-term investments as well as lengthen the average life of the investment portfolio in an effort to obtain the higher yields available due to the steepening of the yield curve during 1996.

Loans
-----

Total loans, net of unearned income, at September 30, 1996 were $840.8 million, a $102.4 million, or 13.9%, increase compared to the $738.4 million balance outstanding at December 31, 1995. The increase in loans from the 1995 year-end total was largely concentrated in the commercial loan portfolio, and can be attributed to the Company's increased business development efforts.

Credit Quality and the Allowance for Loan Losses
------------------------------------------------

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

The allowance for loan losses was $30.0 million at September 30, 1996, an increase of $0.3 million, or 1.0%, compared to the $29.7 million balance at December 31, 1995. This increase was due to additional provisions to the allowance for loan losses of $6.6 million, offset by net charge-offs of $6.3 million for the first nine months of 1996. Gross charge-offs for the first nine months of 1996 were $8.2 million, and primarily related to four commercial credits.

In general, Management believes, based on currently known information, that the allowance for loan losses is adequate as of September 30, 1996. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:

                                                       September 30,    December 31,
                                                            1996            1995
(Dollars in thousands)                                  (Unaudited)
------------------------------------------------------------------------------------
Nonperforming assets:
Loans past due 90 days or more                               $   359         $   906
Nonaccrual loans                                              19,936          27,867
------------------------------------------------------------------------------------
Total nonperforming loans                                     20,295          28,773
OREO                                                           2,720           4,955
------------------------------------------------------------------------------------
Total nonperforming assets                                   $23,015         $33,728
====================================================================================

Nonperforming loans as a percent of total loans                  2.4%            3.9%
OREO as a percent of total assets                                0.2%            0.4%
Nonperforming assets as a percent of total assets                1.4%            2.4%

Allowance for loan losses:                                   $30,000         $29,700
          As a percent of total loans                            3.5%            4.0%
          As a percent of nonaccrual loans                     150.5%          106.6%
          As a percent of nonperforming loans                  147.8%          103.2%

Nonperforming loans were $20.3 million, or 2.4% of total loans, at September 30, 1996. This was down from the total of $28.8 million or 3.9% of total loans, at the prior year-end. Nonperforming loans at September 30, 1996 included two credits, one of which is collateralized with real estate, totaling $11.1 million. Management believes each of these two credits, based on currently known information, is adequately covered with collateral and specific reserves.

Management has identified one loan in excess of $1.5 million, that, on the basis of information known by Management as of September 30, 1996, was judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans at September 30, 1996 where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

OREO totaled $2.7 million at September 30, 1996, a decrease of $2.2 million, or 45.1%, from the $5.0 million balance at December 31, 1995. This decrease primarily resulted from the previously mentioned write-down of one property combined with sales of several properties during the first nine months of 1996.

Deposits
--------

Total deposits were $1.6 billion at September 30, 1996, an increase of $278.8 million, or 21.6%, from the prior year-end total of $1.3 billion. The majority of this increase was in interest-bearing deposits, which increased $240.7 million, or 28.7%, to $1.1 billion at September 30, 1996 from $838.7 million as of December 31, 1995. This increase was largely concentrated in higher-rate money market deposits and resulted from market conditions combined with increased business development efforts by the Company. Noninterest-bearing demand deposits were $489.4 million at September 30, 1996, representing a $38.1 million, or 8.4%, increase from the $451.3 million balance at December 31, 1995.

LIQUIDITY
---------

Management regularly reviews general economic and financial conditions, both external and internal, and determines whether the positions taken with respect to liquidity and interest rate sensitivity are appropriate. The objectives of liquidity management are to provide funds, at an acceptable cost, to meet loan demand and depositors' needs, and to service other liabilities as they come due.

The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. One measure Management uses to assess the Company's liquidity is the level of liquid assets (as defined by the Company) relative to total deposits. Liquid assets include cash and due from banks, federal funds sold, securities purchased under agreement to resell, and investment securities maturing within one year. At September 30, 1996, the Company's liquid assets as a percentage of deposits were 34.9% compared to 41.0% at December 31, 1995. This decrease resulted primarily from growth in the Company's deposits combined with Management's decision to lengthen the average life of the investment portfolio.

CAPITAL RESOURCES
-----------------

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. Aside from current earnings, an additional source of new capital for the Company has been proceeds from the issuance of common stock under the Company's employee benefit plans, including the Company's 1983 and 1989 stock option plans, the employee stock ownership plan and the employee stock purchase plan.

Shareholders' equity was $125.1 million at September 30, 1996, an increase of $20.2 million, or 19.2%, from the $105.0 million balance at December 31, 1995. This increase resulted from net income of $15.6 million and capital generated through the Company's employee benefit plans of $4.9 million in the first nine months of 1996, slightly offset by a $0.3 million increase in the unrealized loss on available-for-sale investments.

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

The Federal Reserve Board has established minimum capital leverage ratio guidelines for banking organizations. This ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a "well capitalized" depository institution.

The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well-capitalized" depository institution as of September 30, 1996 and December 31, 1995. Capital ratios for the Company are set forth below:

--------------------------------------------------------------------------------
                                           September 30,        December 31,
                                               1996                 1995
--------------------------------------------------------------------------------
Total risk-based capital ratio                 12.1%                11.9%
Tier 1 risk-based capital ratio                10.8%                10.6%
Tier 1 leverage ratio                           7.6%                 8.0%
================================================================================

The increase in the Company's total and Tier 1 risk-based capital ratios from December 31, 1995 to September 30, 1996 was attributable to growth in the Company's capital, combined with the Company investing a substantial portion of the deposit growth during 1996 in lower risk-weighted assets. The decrease in the Company's Tier 1 leverage ratio from December 31, 1995 to September 30, 1996 was attributable to an increase in quarterly average assets that resulted from the aforementioned 1996 deposit growth.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at September 30, 1996, or at the date of this report.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     --------

     10.32    Executive Change in Control Severance Benefits Agreement

     10.33    Change in Control Severance Policy For Non-executives

     27       Financial Data Schedule

(b)  Reports on Form 8-K:
     -------------------

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SILICON VALLEY BANCSHARES


Date: November 13, 1996                 /s/ Christopher T. Lutes
                                        ------------------------
                                        Christopher T. Lutes
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)