Form 10-K
period 1996-12-31
SILICON VALLEY BANCSHARES
filed 1997-03-20
CIK 719739

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 20, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ________________ to ________________.

                        Commission File Number: 33-41102

                           SILICON VALLEY BANCSHARES
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               CALIFORNIA                              94-2856336
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification Number)
           3003 TASMAN DRIVE                           95054-1191
        SANTA CLARA, CALIFORNIA                        (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 654-7282

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

Common Stock (no par value)                   Nasdaq National Market
   (Title of each class)            (Name of each exchange on which registered)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on January 31, 1997, on the Nasdaq National Market was $344,358,035.

   At January 31, 1997, 9,499,532 shares of the registrant's common stock (no par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                              PARTS OF FORM 10-K
            DOCUMENTS INCORPORATED                         INTO WHICH INCORPORATED
----------------------------------------------  ----------------------------------------------
Definitive proxy statement for the Company's
1997
Annual Meeting of Shareholders to be filed
within
120 days of the end of the fiscal year
ended December 31, 1996                                            Part III

                           --------------------------

         This report contains a total of 74 pages, including exhibits.
                        The Exhibit Index is on page 69.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                                              PAGE
PART I                                                                                                                       ......
---------------------------------------------------------------------------------------------------------------------------

ITEM 1.  BUSINESS                                                                                                                3

ITEM 2.  PROPERTIES                                                                                                             17

ITEM 3.  LEGAL PROCEEDINGS                                                                                                      17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                    17

PART II
---------------------------------------------------------------------------------------------------------------------------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                              18

ITEM 6.  SELECTED FINANCIAL DATA                                                                                                19

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  20

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                                            40

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                   64

PART III
---------------------------------------------------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                                    65

ITEM 11.  EXECUTIVE COMPENSATION                                                                                                65

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                                        65

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                                        65

PART IV
---------------------------------------------------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                                      66

SIGNATURES                                                                                                                      67

INDEX TO EXHIBITS                                                                                                               69

                                     PART I

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

   The Bank is a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation (FDIC). The Bank serves emerging growth and middle-market companies in specific targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved.

BUSINESS OVERVIEW The Bank provides commercial lending and other financial products and services to clients in the technology and life sciences industries, as well as in other specifically targeted niches. These clients are served across the nation by the Bank through branches and/or loan offices located in Northern and Southern California, Colorado, Maryland, Massachusetts, Oregon, Texas, and Washington, as well as through the Bank's National Division. Since 1994, the Bank has refined a niche strategy based on identifying and capitalizing on market niches whose financial services needs are underserved. By dedicating resources to individual practices within these niches, the Bank is able to provide the highest level of expertise and quality service to its clients.

   TECHNOLOGY AND LIFE SCIENCES NICHE The Bank's technology and life sciences niche focuses on commercial lending to companies within a variety of technology and life sciences industries and markets across the nation. These companies are generally liquid, net providers of funds to the Bank, and often have low utilization of their credit facilities. Lending to this niche is typically related to equipment financing, working capital lines of credit, asset acquisition loans, and bridge financing. Many of these clients are not affected by local economic cycles as much as they are influenced by the global market conditions for their industry's products or services. The following is an overview of the Bank's technology and life sciences niche practices.

   The communications practice serves companies in the telecommunications, networking and on-line industries. The telecommunications industry encompasses the suppliers of equipment and services to companies and consumers for the transmission of voice, data and video. The networking industry includes companies supplying the equipment and services that facilitate distributed enterprise networks such as local and wide area networks. Companies included in the on-line industry supply access, content, services, and support to individuals and businesses participating on the internet, or in other on-line activities.

   The computers and peripherals practice focuses on companies that are engaged in the support and manufacturing of computers, electronic components and related peripheral products. Specific markets these companies serve include personal computers, specialty computer systems, add-in boards, printers, storage devices, networking equipment, and contract manufacturing.

   The semiconductor practice comprises companies involved in the design, manufacturing and marketing of integrated circuits. This includes companies involved in the manufacturing of semiconductor production equipment and semiconductors, testing and related services, electronic parts wholesaling, computer-aided design (CAD), and computer-aided manufacturing (CAM).

   The software practice consists largely of companies specializing in the design of integrated computer systems, computer programming services, and the development and marketing of commercial and industrial applications as well as prepackaged software.

   The life sciences practices serve companies in the medical devices, biotechnology and health care services industries. The medical devices industry encompasses companies involved in the design, manufacturing and distribution of surgical instruments and medical equipment. The biotechnology industry includes companies performing research and development of therapeutics and diagnostics for the medical and pharmaceuticals industries. Companies included in the health care services industry deal with patients, either in a primary care or secondary care role.

   In addition to the industry-related practices discussed above, the Bank's Pacific Rim practice serves the market of Asian-owned or managed companies located in the U.S. which meet the criteria for inclusion in any of the industries mentioned above, while the venture capital practice provides venture capital firms with financing and other banking products and services.

   SPECIAL INDUSTRY NICHES The Bank has always served a variety of commercial enterprises unrelated to its technology and life sciences niche. These clients are served through several special industry niches which generally focus their lending in specific regions throughout the U.S. The Bank's niche strategy evolved from existing clients unrelated to the technology and life sciences niche, and the Bank continues to follow this strategy by identifying industries whose financial services needs are underserved. The following is a brief summary of the special industry niches served by the Bank.

   The Bank's real estate niche consists of all real estate construction and term loans whose primary source of repayment is cash flow or sales proceeds from real property collateral. The focus of the real estate niche consists of construction loans for residential and retail projects, and construction and mini-permanent loans on retail, industrial and office projects.

   During 1994, the Bank began to focus on lending to premium wineries, and in 1996 opened an office in St. Helena, California in continuation of its efforts to establish a dominant presence in this niche. The wineries within this niche generally produce smaller, select or exclusive vintages, averaging 3,000 to 150,000 cases annually. Lending in this niche consists of both short-term inventory loans and term loans related to vineyard acquisition and development, equipment and cooperage.

   In late 1995, the Bank established a niche to focus on serving the credit needs of churches, temples, schools, and other religious organizations nationwide. Products offered through this niche include term loans for refinancing existing debt, acquiring property and for construction, remodeling or renovation projects.

   The Bank opened its entertainment niche in Beverly Hills, California in early 1996. This niche focuses on production loans for entertainment products, including film, television and new media, as well as commercial loans to entertainment-related companies including producers, distributors and sales agents.

   In addition to serving the niches listed above, the Bank serves a variety of manufacturing companies and service industries through its diversified industries practice in Northern California. This practice allows the Bank to continue to evaluate and pursue potential niches by initially identifying and serving a few clients in related industries or markets.

   SPECIALIZED PRODUCTS AND SERVICES The Bank has several divisions that offer specialized lending products and other financial services to clients in the technology and life sciences niche as well as the special industry niches discussed above, enabling the Bank to better serve its clients' broad range of financial services needs. These divisions include: International, Cash Management, Real Estate, Factoring, Commercial Finance, Executive Banking, and Business Banking.

   Since 1991, the International Division has provided foreign exchange, import and export letters of credit, documentary collections, and other trade finance-related products and services to the Bank's clients, helping them to successfully operate in international markets. During 1995, the Bank was granted delegated authority by the Export-Import Bank of the U.S. (EX-IM), enabling the Bank to provide its clients with EX-IM guaranteed working capital loans to finance foreign receivables and inventory intended for export.

   Through the Cash Management Division, the Bank provides services to help its customers manage cash collections and disbursements efficiently and cost effectively. The services provided by this division include wholesale lockbox services, electronic information reporting, controlled disbursement services, and a variety of other services designed to meet the banking and cash management needs of the Bank's clients.

   In addition to being a special industry niche, real estate lending is also a product offered to clients in the technology and life sciences niche, as well as the special industry niches. This product is typically offered to finance commercial real estate to be owned and operated by the Bank's client companies.

   Both the Factoring Division and the Commercial Finance Division offer alternative financing to client companies which do not qualify for the more traditional financing offered through the Bank's niches. The Factoring Division focuses on clients who need to turn their accounts receivable into cash flow, and generally serves the Bank's emerging growth client base. The Factoring Division purchases clients' accounts receivable at a discount, making operating funds immediately available to the clients, and then manages the collection of these receivables. The Commercial Finance Division, which was established by the Bank in early 1995, assists client companies through the early and difficult stages of their life cycles by providing credit facilities that require frequent monitoring of the underlying collateral which generally consists of accounts receivable and inventory. As clients of the Factoring and Commercial Finance Divisions grow and their financial condition strengthens, they often end up being served through the Bank's niches.

   Established in 1993, the Executive Banking Division focuses on serving the personal banking needs of senior executives and owners of the Bank's client companies, as well as the partners of venture capital firms, attorneys, accountants, and other professionals whose businesses are affiliated with the Bank's niches. The Business Banking Division, which was established in 1994, focuses on small, emerging growth companies in Northern California, offering tailored credit and deposit products to assist these clients in their efforts to grow.

EMPLOYEES As of December 31, 1996, 1995 and 1994, the Company and the Bank, in the aggregate, employed 384, 348 and 312 full-time equivalent staff, respectively, consisting of both full-time and permanent part-time employees. Full-time equivalent is a measurement equivalent to one full-time employee working a standard day, and is based on the number of hours worked in a given month. The Company's and the Bank's employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company and the Bank believes that, in general, its employee relations are satisfactory.

COMPETITION The banking and financial services business environment in California, as well as the rest of the U.S., is highly and increasingly competitive. The Bank competes for client loans, deposits and other financial products and services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market and other mutual funds, credit unions, and other non-bank financial services providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. In order to compete with other financial services providers, the Bank principally relies upon promotional activities in its market areas, personal relationships with clients, referral sources established by officers, directors and employees, and specialized services tailored to meet the Bank's clients' needs. In those instances where the Bank is unable to accommodate a client's needs, the Bank will seek to arrange for those services to be provided by its network of correspondents.

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

   Banking is a business that depends on rate differentials. In general, the difference between the interest rates paid by the Bank on its deposits and other borrowings and the interest rates received by the Bank on loans extended to its clients and securities held in its investment portfolio comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

   The commercial banking business is not only affected by prevailing economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates earned on loans and investments and paid on deposits. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

   From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the U.S. Congress, in the state legislatures and before various bank regulatory agencies. The likelihood of any major legislative or regulatory changes and the impact such changes might have on the Company and the Bank cannot be predicted. See "Item 1. Business - Supervision and Regulation."

SUPERVISION AND REGULATION Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws and regulations which relate to the operations of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations. The nature and impact of any future changes concerning the regulation of the Company and the Bank cannot be predicted.

   FORMAL SUPERVISORY ACTIONS During 1993, the Company and the Bank consented to formal supervisory orders by the Federal Reserve Bank of San Francisco, and the Bank consented to a formal supervisory order by the California State Banking Department. These orders contained certain operating restrictions and other limitations with respect to the conduct of the Company's and the Bank's activities. On March 27, 1996, the orders imposed by the Federal Reserve Bank of San Francisco were terminated, and on April 9, 1996, the order imposed by the California State Banking Department was terminated. Neither the Company nor the Bank is presently subject to any formal supervisory actions.

   THE COMPANY The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and Regulation Y which has been adopted thereunder by the Federal

Reserve Board. The Company is required to file with the Federal Reserve Board quarterly, semi-annual and annual reports, and such additional information as the Federal Reserve Board may require pursuant to the BHCA and Regulation Y. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

   The Federal Reserve Board may require that the Company terminate an activity or terminate control of, liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of the Company's banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt.

   The Company is required by the Federal Reserve Board to maintain certain minimum levels of capital, and in addition, under certain circumstances, the Company must file written notice with, and obtain approval from, the Federal Reserve Board prior to purchasing or redeeming its equity securities. See "Item
1. Business - Supervision and Regulation - Capital Standards."

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

   The Company is prohibited by the BHCA, except in certain instances prescribed by statute, from acquiring direct or indirect ownership or control of more than 5.0% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in, or acquire voting shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board considers whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced "de novo" and activities commenced by acquisition, in whole or in part, of a going concern.

   In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve Board approval before engaging "de novo" in permissible non-banking activities listed in Regulation Y, provided that the holding company and its lead depository institution are "well capitalized" and that certain other criteria specified in the statute are met. For purposes of determining the capital levels at which a bank holding company is considered well capitalized under the Budget Act and Regulation Y, the Federal Reserve Board adopted, as an interim rule, risk-based capital ratios (on a consolidated basis) that are, with the exception of the leverage capital ratio (which is lower), the same as the levels set for determining whether a state member bank is well capitalized under
Section 38 of the Federal Deposit Insurance Act. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

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

   The Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including, but not limited to, filing quarterly, annual and other current reports with the Securities and Exchange Commission.

   The Company's common stock is listed on the Nasdaq National Market, and, as such, the Company is subject to the periodic reporting requirements of the Nasdaq Stock Market.

   THE BANK The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision, periodic examination and regulation by the California Superintendent of Banks (the "Superintendent") and the Federal Reserve Board. If, as a result of an examination of the Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its Management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to: enjoin "unsafe or unsound" practices, require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in capital, restrict the growth of the Bank, assess civil monetary penalties, remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a California state-chartered bank would result in a revocation of the Bank's charter. The Superintendent has many of the same remedial powers. As noted above, the Bank previously consented to formal supervisory orders by both the Federal Reserve Bank of San Francisco and the California State Banking Department, which orders were terminated on March 27, 1996 and April 9, 1996, respectively.

   The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a quarterly statutory assessment. See "Item 1. Business - Supervision and Regulation - Premiums for Deposit Insurance." Because the Bank's deposits are insured by the FDIC, the Bank is also subject to certain FDIC rules and regulations.

   Various requirements and restrictions imposed by state and federal laws and regulations affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including, but not limited to, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, and locations of branch offices. Further, the Bank is required to maintain certain minimum levels of capital. See "Item 1. Business - Supervision and Regulation - Capital Standards."

   DIVIDENDS AND OTHER TRANSFERS OF FUNDS The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by the California Corporations Code to the greater of (a) the Company's retained earnings, or (b) the Company's total assets (net of cash dividends declared) less 150.0% of the Company's liabilities. In addition to the cash dividend limitations imposed on the Company, there are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of the bank's retained earnings or net income for its last three fiscal years (less any cash dividends to shareholders made during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Superintendent, pay a cash dividend in an amount not exceeding the greater of: (a) the retained earnings of the bank, (b) the net income for such bank's last preceding fiscal year, or (c) the net income of the bank for its current fiscal year.

   As a Federal Reserve member bank, there are separate limitations imposed under applicable Federal Reserve Board regulations with respect to the Bank's ability to pay dividends to the Company. In particular, the prior approval of the Federal Reserve Board is required if the total of all cash dividends declared by a Federal Reserve member bank in any calendar year exceeds the bank's net profits (as defined by the Federal Reserve Board) for that year combined with its retained net profits (as defined by the Federal Reserve Board) for the preceding two years, less any transfers to surplus or to a fund for the retirement of preferred stock. Such approval authority may be delegated to the local Federal Reserve Bank under certain circumstances. See "Item 8. Financial Statements and Supplementary Data - Note 13 to the Consolidated Financial Statements - Regulatory Matters" for further discussion on dividend restrictions.

   The Federal Reserve Board also has the authority to prohibit the Bank from engaging in activities that, in the Federal Reserve Board's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Federal Reserve Board could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. The Superintendent may impose similar limitations on the conduct of California-chartered banks. See "Item 1. Business - "Supervision and Regulation - Capital Standards" and "Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms," for a discussion of these additional restrictions on capital distributions.

   The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in the Company or to or in any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

   CAPITAL STANDARDS The Federal Reserve Board has adopted minimum risk-based capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as commitments, letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, dollar amounts of assets and credit equivalent amounts of off-balance sheet items are adjusted by one of several conversion factors and/or risk adjustment percentages.

   A banking organization's total and Tier 1 risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. Federal banking regulators measure risk-adjusted assets, which include off-balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies), and minority interests in consolidated subsidiaries, less most intangible assets. Tier 2 capital consists of a limited amount of the allowance for loan losses, cumulative perpetual preferred stock, long-term preferred stock, eligible term subordinated debt, and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Federal banking regulators also require banking organizations to maintain a minimum amount of Tier 1 capital to total quarterly average assets, referred to as the Tier 1 leverage ratio. In addition to these uniform risk-based capital guidelines and leverage ratio requirements that apply across the banking industry, the federal banking regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Item 1. Business - Prompt Corrective Action and Other Enforcement Mechanisms" for a table listing the capital categories and the minimum required capital ratios for those categories.

   In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. The policy statement provides that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the federal banking agencies to take corrective action. Such actions may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances. This policy statement augments the August 1995 regulations adopted by the federal banking agencies which addressed risk-based capital standards for interest rate risk.

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

   Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The federal banking agencies issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10.0% of Tier 1 capital. The amount of any deferred tax assets in excess of this limit would be excluded from Tier 1 capital and total assets for purposes of regulatory risk-based capital calculations.

   In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes a benchmark for the allowance for loan and lease losses as a percentage of classified assets. The benchmark set forth by such policy statement is the sum of: (a) 100.0% of assets classified loss, (b) 50.0% of assets classified doubtful, (c) 15.0% of assets classified substandard, and (d) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for a bank's allowance for loan and lease losses.

   Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such changes could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends. See "Item 8. Financial Statements and Supplementary Data - Note 13 to the Consolidated Financial Statements - Regulatory Matters" for a table listing the Company's and Bank's capital ratios as of December 31, 1996.

   PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS Federal laws require each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including, but not limited to, those institutions which fall below one or more of the prescribed minimum required capital ratios. Such laws require each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

   In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on the capital measures indicated below:

                                                                                          TOTAL RISK-BASED
CAPITAL CATEGORY                                                                           CAPITAL RATIO
                                                                                     ..........................
Well capitalized                                                                                       10.0   %
Adequately capitalized                                                                                  8.0   %
Undercapitalized                                                                              LESS THAN 8.0   %
Significantly undercapitalized                                                                LESS THAN 6.0   %
Critically undercapitalized (1)                                                                 N/A

                                                                                          TIER 1 RISK-BASED
CAPITAL CATEGORY                                                                            CAPITAL RATIO

Well capitalized                                                                                         6.0   %
Adequately capitalized                                                                                   4.0   %
Undercapitalized                                                                               LESS THAN 4.0   %
Significantly undercapitalized                                                                 LESS THAN 3.0   %
Critically undercapitalized (1)                                                                  N/A

                                                                                              TIER 1

CAPITAL CATEGORY                                                                          LEVERAGE RATIO

Well capitalized                                                                                       5.0    %

Adequately capitalized                                                                                 4.0    %

Undercapitalized                                                                             LESS THAN 4.0    %

Significantly undercapitalized                                                               LESS THAN 3.0    %

Critically undercapitalized (1)                                                                 N/A


----------------------------------------
(1) Tangible equity to total assets ratio of less than 2.0%.

   An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as critically undercapitalized unless its capital ratios actually warrant such treatment.

   Federal law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency within 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital restoration plan unless, among other things, it determines that the plan: (i) specifies: (a) the steps the institution will take to become adequately capitalized, (b) the target levels of capital to be attained during each year in which the plan will be in effect, (c) how the institution will comply with the restrictions or requirements then in effect under Section 38 of the Federal Deposit Insurance Act, and (d) the types and levels of activities in which the institution will engage, (ii) is based on realistic assumptions and is likely to succeed in restoring the institution's capital, and (iii) would not appreciably increase the risk (including credit risk, interest rate risk and other types of risk) to which the institution is exposed.

   In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital restoration plan until the depository institution has been classified as adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide appropriate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5.0% of the depository institution's total assets at the time the institution became undercapitalized, or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

   An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect, to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital, or a forced merger, (ii) if grounds exist, appointment of a receiver or conservator, (iii) restrictions on transactions with affiliates, (iv) further limitations on interest rates paid on deposits, (v) further restrictions on growth or required shrinkage, (vi) modification or termination of specified activities, (vii) replacement of directors or senior executive officers, (viii) prohibitions on the receipt of deposits from correspondent institutions, (ix) restrictions on capital distributions by the holding companies of such institutions, (x) required divestiture of subsidiaries by the institution, and (xi) other restrictions as determined by the appropriate federal banking agency.

   Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or a merger, impose restrictions on affiliate transactions and impose restrictions on interest rates paid on deposits, unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds each such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

   Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator, or to an acquisition or merger as required by the federal regulators.

   In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or by any written agreement with the agency. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of deposit insurance (in the case of a depository institution), the imposition of civil monetary penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

   SAFETY AND SOUNDNESS STANDARDS In July 1995, the federal banking agencies adopted guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act (FDICIA). In general, the guidelines are designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. Effective October 1, 1996, the federal banking agencies finalized these safety and soundness guidelines by adopting additional guidelines with respect to asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these new standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in an enforcement action.

   PREMIUMS FOR DEPOSIT INSURANCE Federal law has established several mechanisms to maintain funding reserves which are utilized to protect deposits insured by the Bank Insurance Fund (BIF) administered by the FDIC. The FDIC is authorized to borrow up to $30.0 billion from the U.S. Treasury, up to 90.0% of the fair market value of assets of institutions acquired by the FDIC as receiver and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the insurance premium assessment rates on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

   The FDIC implemented a final risk-based deposit insurance assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's insurance premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss and the revenue needs of the deposit insurance fund.

   Under the risk-based deposit insurance assessment system, a BIF member institution, such as the Bank, is categorized into one of the three capital categories: well capitalized, adequately capitalized, or undercapitalized, and one of three supervisory categories based on evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well capitalized, adequately capitalized, and undercapitalized are the same as prescribed in the FDIC's prompt corrective action regulations. On November 14, 1995, the FDIC issued regulations that establish an assessment rate schedule for deposit insurance premiums ranging from 0 to 27 cents per $100 of deposits effective for the assessment period beginning January 1, 1996. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.

                                                                                       ASSESSMENT RATES EFFECTIVE JANUARY 1, 1996
                                                                                    ................................................


CAPITAL CATEGORY                                                                            GROUP A                  GROUP B
                                                                                    ................................................
Well capitalized                                                                                   0*                       3
Adequately capitalized                                                                             3                       10
Undercapitalized                                                                                  10                       24



CAPITAL CATEGORY                                                                            GROUP C

Well capitalized                                                                                  17
Adequately capitalized                                                                            24
Undercapitalized                                                                                  27

----------------------------------------
* Subject to a statutory minimum assessment of $2,000 per year (which also applies to all other assessment risk classifications).

   At December 31, 1996, the Bank's assessment rate was equivalent to the rate imposed on a well capitalized, Group A institution.

   Legislation was signed into law on September 30, 1996 as part of the Budget Act to recapitalize the Savings Association Insurance Fund (SAIF) administered by the FDIC. To effect the recapitalization, all SAIF-insured institutions were required to pay a one-time special assessment equal to 0.657% of deposits based upon deposit levels as of March 31, 1995. The legislation further provides that, effective January 1, 1997, SAIF members will have the same risk-based deposit insurance assessment schedule as members of the BIF. Also effective January 1, 1997, both BIF and SAIF members will share in the cost of interest obligations due on the Financing Corporation (FICO) bonds which were issued to help fund the costs associated with the savings and loan crisis of the late 1980's. From January 1, 1997 through December 31, 1999, SAIF deposits will be assessed $0.0644 per $100 annually and BIF deposits will be assessed $0.0129 per $100 annually. From the year 2000 until the FICO bonds are repaid, all deposits will be assessed $0.0243 per $100 annually.

   INTERSTATE BANKING AND BRANCHING In September 1994, the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10.0% of the total amount of deposits of insured depository institutions in the U.S., or (b) 30.0% or more of the deposits of insured depository institutions in the state in which the acquired bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks or bank holding companies. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five-year existence requirement.

   The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such business combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state-chartered bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

   Under the Interstate Act, the extent of a commercial bank's ability to branch into a new state will depend upon the laws of that state. In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum existence requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry into the state through acquisition of individual branches of California institutions and "de novo" branching into California are not permitted. The Interstate Act and the California opt in legislation will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations.

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

   In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact. In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In January 1996, the Federal Reserve Board rated the Bank "satisfactory" in complying with its CRA obligations.

RECENT ACCOUNTING PRONOUNCEMENTS In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 prescribes the recognition criteria for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. SFAS No. 114 states that a loan is impaired when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contracted terms of the loan agreement. A creditor is required to measure impairment by discounting expected future cash flows at the loan's effective interest rate, by reference to an observable market price or by the fair value of the collateral if the loan is collateral-dependent. SFAS No. 114 also clarifies the existing accounting for in-substance foreclosures by stating that a collateral-dependent real estate loan would be reported as other real estate owned only if the lender had taken possession of the collateral.

   SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" amended SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that, SFAS No. 118 eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 did not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral-dependent. SFAS No. 118 amended the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. The Company adopted SFAS No. 114 and SFAS No. 118 effective January 1, 1995. The adoption of these two statements did not have a material impact on the Company's consolidated financial position or results of operations.

   In May 1993, the FASB issued SFAS No. 115, "Accounting For Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are classified in three categories and accounted for as follows: (i) debt securities that the entity has the ability and positive intent to hold to maturity would be classified as "held-to-maturity" and reported at amortized cost, (ii) debt and equity securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in the results of operations, and (iii) debt and equity securities not classified as either securities held-to-maturity or as trading securities would be classified as securities "available-for-sale," and reported at fair value, with unrealized gains and losses excluded from the results of operations and reported as a separate component of shareholders' equity. The Company adopted SFAS No. 115 on January 1, 1994. The cumulative effect of this change in accounting principle is reflected in the statement of shareholders' equity presented in the Company's consolidated financial statements. See "Item 8. Financial Statements and Supplementary Data."

   In October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This statement addresses additional disclosure requirements for derivatives and other complex financial instruments. The Company adopted SFAS No. 119 on December 31, 1994.

   In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. SFAS No. 123 encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is realized as an expense over the service or vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount which must be paid to acquire the stock. The Company adopted SFAS No. 123 effective January 1, 1996. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial position or results of operations.

   In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. This statement requires that liabilities and derivative securities incurred or obtained by transferors as part of a transfer of financial assets be initially valued at fair value, if practicable. It also requires that servicing rights and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Furthermore, SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. Finally, SFAS No. 125 requires that a liability be eliminated if either:
(a) the debtor pays the creditor and is relieved of its obligation for the liability, or (b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively, though the effective date for certain provisions has been delayed for one year from the original effective date by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which was issued in December 1996. Management does not believe that the adoption of these statements will have a material impact on the Company's consolidated financial position or results of operations.

ITEM 2. PROPERTIES

    In 1995, the Bank relocated its corporate headquarters and main branch and entered into a 10-year lease on a two story office building located at 3003 Tasman Drive, Santa Clara, California. In addition to the headquarters lease in Santa Clara, the Bank has entered into various other leases for properties that serve as branches and/or loan offices. These properties are located in the following locations within California: Beverly Hills, Irvine, Menlo Park, Palo Alto, San Diego, and St. Helena, and in the following locations outside of
California: Boulder, Colorado; Rockville, Maryland; Wellesley, Massachusetts; Beaverton, Oregon; Austin, Texas; and Bellevue, Washington. All Bank properties are occupied under leases which expire at various dates through June 2005, and in most instances, include options to renew or extend at market rates and terms. The Bank also owns leasehold improvements and furniture, fixtures and equipment at its offices, all of which are used in the banking business.

ITEM 3. LEGAL PROCEEDINGS

    There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 1996, or at the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote by the shareholders of the Company's common stock during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION The Company's common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market under the symbol "SIVB."

   The following table presents the high and low sales prices for the Company's common stock for each quarterly period during the last two years, based on the daily closing price as reported by the Nasdaq National Market:

                                                     1996                  1995
                                             ....................  ....................
QUARTER                                         LOW       HIGH        LOW       HIGH
                                             ..........................................
First                                        $   20.25  $   22.75  $   13.00  $   15.00
Second                                       $   22.50  $   26.50  $   13.75  $   18.00
Third                                        $   23.50  $   28.25  $   16.75  $   21.50
Fourth                                       $   25.88  $   32.25  $   19.00  $   25.00

SHAREHOLDERS The number of shareholders of record of the Company's common stock was 687 as of January 31, 1997.

DIVIDENDS The Company declared no cash dividends in 1995 or 1996, and is subject to certain restrictions and limitations on the payment of dividends pursuant to existing and applicable laws and regulations. See "Item 1. Business -Supervision and Regulation - Dividends and Other Transfers of Funds," and "Item
8. Financial Statements and Supplementary Data - Note 13 to the Consolidated Financial Statements - Regulatory Matters."

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Company's financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to the Company's prior years results to conform with 1996 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

Years Ended December 31,                      1996       1995       1994       1993       1992
                                            .....................................................
                                             (Dollars and numbers in thousands, except per share
                                                                  amounts)

INCOME STATEMENT SUMMARY:
Net interest income                         $  87,275  $  73,952  $  60,260  $  50,410  $  53,832
Provision for loan losses                      10,426      8,737      3,087      9,702     35,382
Noninterest income                             11,609     12,565      4,922      9,316      4,277
Noninterest expense                            52,682     47,925     45,599     47,357     26,418
Income (loss) before taxes                     35,776     29,855     16,496      2,667     (3,691)
Income tax expense (benefit)                   14,310     11,702      7,430      1,066     (1,479)
Net income (loss)                              21,466     18,153      9,066      1,601     (2,212)

COMMON SHARE SUMMARY:
Net income (loss) per share                 $    2.21  $    1.98  $    1.06  $    0.20  $   (0.28)
Book value per share                            14.51      11.71       9.08       8.48       8.36
Cash dividends declared per share                  --         --         --         --       0.03
Weighted average common shares outstanding      9,702      9,164      8,575      8,201      7,836

YEAR-END BALANCE SHEET SUMMARY:
Loans, net of unearned income               $ 863,492  $ 738,405  $ 703,809  $ 564,555  $ 630,976
Assets                                      1,924,544  1,407,587  1,161,539    992,289    959,312
Deposits                                    1,774,304  1,290,060  1,075,373    914,959    888,069
Shareholders' equity                          135,400    104,974     77,257     70,336     65,987

AVERAGE BALANCE SHEET SUMMARY:
Loans, net of unearned income               $ 779,655  $ 681,255  $ 592,759  $ 574,372  $ 647,537
Assets                                      1,573,903  1,165,004    956,336    917,569    942,256
Deposits                                    1,441,360  1,060,333    877,787    846,298    866,084
Shareholders' equity                          119,788     91,710     73,461     68,198     70,860

CAPITAL RATIOS:
Average shareholders' equity to average
   assets                                         7.6%       7.9%       7.7%       7.4%       7.5%
Total risk-based capital ratio                   11.5%      11.9%      10.1%      11.3%      10.2%
Tier 1 risk-based capital ratio                  10.2%      10.6%       8.9%      10.1%       9.0%
Tier 1 leverage ratio                             7.7%       8.0%       8.3%       6.9%       6.5%

SELECT FINANCIAL RATIOS:
Net interest margin                               6.1%       7.1%       7.2%       6.4%       6.4%
Efficiency ratio                                 55.9%      60.6%      68.3%      68.9%      42.4%
Return on average assets                          1.4%       1.6%       0.9%       0.2%      (0.2)%
Return on average shareholders' equity           17.9%      19.8%      12.3%       2.3%      (3.1)%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's financial statements and supplementary data as presented in Item 8 of this report. In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. These risks and uncertainties include, but are not limited to, those described in this discussion and analysis, as well as those described in Item 1 of this report.

   Certain reclassifications have been made to the Company's prior years results to conform with 1996 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

RESULTS OF OPERATIONS

   EARNINGS SUMMARY The Company reported net income in 1996 of $21.5 million, or $2.21 per share, compared with net income in 1995 and 1994 of $18.2 million, or $1.98 per share, and $9.1 million, or $1.06 per share, respectively. Return on average equity in 1996 was 17.9%, compared with 19.8% in 1995 and 12.3% in 1994. Return on average assets in 1996 was 1.4%, compared with 1.6% in 1995 and 0.9% in 1994.

   The increase in net income for 1996, as compared with 1995, was largely due to growth in net interest income, offset by increases in both the provision for loan losses and noninterest expense. The increase in net income for 1995, as compared with 1994, resulted from growth in net interest income and noninterest income, offset by increases in both the provision for loan losses and noninterest expense. The major components of net income and changes in these components are summarized in the following table for the years ended December 31, 1996, 1995 and 1994, and are discussed in more detail on the following pages.

                                                                       1996 TO 1995                1995 TO 1994
                                                                         INCREASE                    INCREASE
Years Ended December 31,                          1996       1995       (DECREASE)       1994       (DECREASE)
                                                .................................................................
                                                                     (Dollars in thousands)
Net interest income                             $  87,275  $  73,952     $  13,323     $  60,260     $  13,692
Provision for loan losses                          10,426      8,737         1,689         3,087         5,650
Noninterest income                                 11,609     12,565          (956)        4,922         7,643
Noninterest expense                                52,682     47,925         4,757        45,599         2,326
                                                -----------------------------------------------------------------
Income before income taxes                         35,776     29,855         5,921        16,496        13,359
Income tax expense                                 14,310     11,702         2,608         7,430         4,272
                                                -----------------------------------------------------------------
Net income                                      $  21,466  $  18,153     $   3,313     $   9,066     $   9,087
                                                -----------------------------------------------------------------

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

   The following table sets forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the years ended December 31, 1996, 1995 and 1994.

                                                    1996                                  1995                     1994
                                    ....................................  ....................................  ...........
                                                              AVERAGE                               AVERAGE
                                     AVERAGE                 YIELD AND     AVERAGE                 YIELD AND      AVERAGE
Years Ended December 31,             BALANCE    INTEREST        RATE       BALANCE    INTEREST        RATE        BALANCE

                                                        ....................................................................
                                                                               (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and securities purchased under
   agreement to resell(1)                               $    244,408   $  13,106           5.4%    $    188,415   $  11,041
  Investment securities:
    Taxable                                                  411,743      23,587           5.7          169,740       9,985
    Non-taxable(2)                                             8,112         749           9.2            6,911         699
  Loans:(3),(4),(5)
    Commercial                                               658,316      75,750          11.5          587,343      70,166
    Real estate construction and term(6)                      81,358       8,471          10.4           70,698       7,209
    Consumer and other                                        39,981       3,672           9.2           23,214       2,392
                                                        --------------------------------------------------------------------
  Total loans                                                779,655      87,893          11.3          681,255      79,767
                                                        --------------------------------------------------------------------
Total interest-earning assets                              1,443,918     125,335           8.7        1,046,321     101,492
                                                        --------------------------------------------------------------------
Cash and due from banks                                      126,830                                    114,431
Allowance for loan losses                                    (30,429)                                   (24,055)
Other real estate owned                                        3,582                                      5,752
Other assets                                                  30,002                                     22,555
                                                        ------------                               ------------
Total assets                                            $  1,573,903                               $  1,165,004
                                                        ------------                               ------------
Funding sources:
Interest-bearing liabilities:
  Money market, NOW and savings deposits                $    911,332      34,995           3.8     $    629,023      24,944
  Time deposits                                               69,975       2,801           4.0           65,426       2,349
  Federal funds purchased                                         30           2           6.7               38           2
                                                        --------------------------------------------------------------------
  Total interest-bearing liabilities                         981,337      37,798           3.9          694,487      27,295
  Portion of noninterest-bearing funding sources             462,581                                    351,834
                                                        --------------------------------------------------------------------
Total funding sources                                      1,443,918      37,798           2.6        1,046,321      27,295
                                                        --------------------------------------------------------------------
Noninterest-bearing funding sources:
  Demand deposits                                            460,053                                    365,884
  Other liabilities                                           12,725                                     12,923
  Shareholders' equity                                       119,788                                     91,710
  Portion used to fund interest-earning assets              (462,581)                                  (351,834)
                                                        ------------                               ------------
Total liabilities and shareholders' equity              $  1,573,903                               $  1,165,004
                                                        ------------                               ------------
Net interest income and margin                                         $  87,537           6.1%                   $  74,197
                                                                      -----------          ---                   -----------
Memorandum: Total deposits                              $  1,441,360                               $  1,060,333
                                                        ------------                               ------------


                                                   AVERAGE
                                                  YIELD AND
Years Ended December 31,             INTEREST        RATE

Interest-earning assets:
  Federal funds sold and securities purchased under
   agreement to resell(1)                                       5.9%     $  37,092    $   1,397           3.8%
  Investment securities:
    Taxable                                                     5.9        197,898       10,804           5.5
    Non-taxable(2)                                             10.1          8,167          829          10.1
  Loans:(3),(4),(5)
    Commercial                                                 11.9        505,196       54,588          10.8
    Real estate construction and term(6)                       10.2         64,149        5,609           8.7
    Consumer and other                                         10.3         23,414        2,115           9.0

  Total loans                                                  11.7        592,759       62,312          10.5

Total interest-earning assets                                   9.7        835,916       75,342           9.0

Cash and due from banks                                                    121,792
Allowance for loan losses                                                  (25,671)
Other real estate owned                                                      9,711
Other assets                                                                14,588
                                                                        -----------
Total assets                                                             $ 956,336
                                                                        -----------
Funding sources:
Interest-bearing liabilities:
  Money market, NOW and savings deposits                        4.0      $ 480,354       12,859           2.7
  Time deposits                                                 3.6         66,365        1,911           2.9
  Federal funds purchased                                       5.3            498           22           4.4

  Total interest-bearing liabilities                            3.9        547,217       14,792           2.7
  Portion of noninterest-bearing funding sources                           288,699

Total funding sources                                           2.6        835,916       14,792           1.8

Noninterest-bearing funding sources:
  Demand deposits                                                          331,068
  Other liabilities                                                          4,590
  Shareholders' equity                                                      73,461
  Portion used to fund interest-earning assets                            (288,699)
                                                                        -----------
Total liabilities and shareholders' equity                               $ 956,336
                                                                        -----------
Net interest income and margin                                  7.1%                  $  60,550           7.2%
                                                                ---                  -----------          ---
Memorandum: Total deposits                                               $ 877,787
                                                                        -----------

----------------------------------------
(1) Includes average interest-bearing deposits in other financial institutions of $345, $378 and $455 in 1996, 1995 and 1994, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1996, 1995 and 1994. These adjustments were $262, $245 and $290 for the years ended December 31, 1996, 1995 and 1994, respectively.
(3) Average loans include average nonaccrual loans of $22,897, $16,146 and $41,362 in 1996, 1995 and 1994, respectively.
(4) Average loans are net of average unearned income of $4,169, $3,352 and $3,965 in 1996, 1995 and 1994, respectively.
(5) Loan interest income includes loan fees of $8,176, $7,970 and $8,886 in 1996, 1995 and 1994, respectively.
(6) In accordance with Statement of Financial Accounting Standards No. 114, in-substance foreclosure loans have been reclassified from other real estate owned to real estate construction and term loans. The reclassified amount is $6,767 in 1994.

   Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the years indicated. Changes relating to investments in municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1996, 1995 and 1994.

                                           1996 COMPARED TO 1995              1995 COMPARED TO 1994
                                     .................................  .................................
                                            INCREASE (DECREASE)                INCREASE (DECREASE)
                                             DUE TO CHANGE IN                   DUE TO CHANGE IN
                                     .................................  .................................
                                       VOLUME       RATE       TOTAL      VOLUME       RATE       TOTAL

                                     ....................................................................
                                                            (Dollars in thousands)
Interest income:
  Federal funds sold and securities
   purchased under agreement to
   resell                             $   3,003   $    (938) $   2,065   $   8,867   $     777  $   9,644
  Investment securities                  14,097        (445)    13,652      (1,779)        830       (949)
  Loans                                  11,093      (2,967)     8,126      10,362       7,093     17,455
                                     --------------------------------------------------------------------
Increase (decrease) in interest
 income                                  28,193      (4,350)    23,843      17,450       8,700     26,150
                                     --------------------------------------------------------------------
Interest expense:
  Money market, NOW and savings
   deposits                              10,841        (790)    10,051       5,895       6,190     12,085
  Time deposits                             182         270        452         (34)        472        438
  Federal funds purchased                    (1)          1         --         (24)          4        (20)
                                     --------------------------------------------------------------------
Increase (decrease) in interest
 expense                                 11,022        (519)    10,503       5,837       6,666     12,503
                                     --------------------------------------------------------------------
Increase (decrease) in net interest
 income                               $  17,171   $  (3,831) $  13,340   $  11,613   $   2,034  $  13,647
                                     --------------------------------------------------------------------

   Net interest income, on a fully taxable-equivalent basis, totaled $87.5 million in 1996, an increase of $13.3 million, or 18.0%, from the $74.2 million total in 1995. The increase in net interest income was attributable to a $23.8 million, or 23.5%, increase in interest income, offset by a $10.5 million, or 38.5%, increase in interest expense over the comparable prior year period. In 1995, net interest income, on a fully taxable-equivalent basis, increased $13.6 million, or 22.5%, compared to the $60.6 million total in 1994. This increase in net interest income was the result of a $26.2 million, or 34.7%, increase in interest income, offset by a $12.5 million, or 84.5%, increase in interest expense over the comparable prior year period.

   The $23.8 million increase in interest income for 1996, as compared to 1995, was due to a $28.2 million favorable volume variance, slightly offset by a $4.4 million unfavorable rate variance. The favorable volume variance was attributable to growth in average interest-earning assets, which increased $397.6 million, or 38.0%, from the prior year comparable period. The increase in average interest-earning assets consisted of increases in each component of the Company's interest-earning assets, and resulted from significant growth in the Company's average deposits, which were up $381.0 million, or 35.9%, from the comparable prior year period.

   Average loans increased $98.4 million, or 14.4%, in 1996. This year-to-year increase was largely related to the new special industry niches as well as the new products developed by the Company during the past three years, and to the new loan offices opened by the Company during the past two years. Excluding the impact of these new offices, the Company's technology and life sciences niche experienced minimal net loan growth during 1996 as an active market for public stock offerings, coupled with merger and acquisition activity involving the Company's client base, resulted in the payoff or reduction of a number of credit facilities by the Company's clients.

   The increase in average investment securities during 1996 of $243.2 million, or 137.7%, was primarily centered in notes issued by U.S. agencies as well as in commercial paper. This significant increase resulted from the aforementioned strong deposit growth in 1996 and was the result of Management's decision to increase as well as further diversify the Company's portfolio of short-term investment securities in connection with its liquidity and investment management activities. This increase in average investment securities also reflected Management's decision to lengthen the average life of the Company's investment portfolio in an effort to obtain the higher yields available due to the steepening of the yield curve during 1996. Average federal funds sold and securities purchased under agreement to resell increased $56.0 million, or 29.7%, in 1996, and this increase was also a result of the aforementioned strong growth in deposits. For additional discussion of the Company's liquidity and investment management activities, see the Item 7 sections entitled "Asset/Liability Management" and "Liquidity."

   Interest income in 1996 decreased $4.4 million from 1995 due to an unfavorable rate variance. Short-term market interest rates declined during the latter part of 1995 and early 1996, and remained relatively unchanged for the remainder of 1996. As a result of this decline, the Company earned lower yields in 1996 on federal funds sold, securities purchased under agreement to resell and its investment securities, a significant portion of which were short-term in nature, resulting in a $1.4 million unfavorable rate variance as compared to the prior year. The average yield earned on loans in 1996 decreased 40 basis points from 1995, accounting for the remaining $3.0 million of the total unfavorable rate variance. The decrease in the average loan yield was attributable to both increased competition and a decline in the average prime rate charged by the Company, as a substantial portion of the Company's loans are prime rate-based. The overall decrease in the yield on average interest-earning assets of one percent from 1995 to 1996 was due to a combination of the effect of increased competition on loan yields, the decline in short-term market interest rates as well as the Company's prime rate, and a shift in the composition of average interest-earning assets towards a higher percentage of short-term, lower-yielding investment securities, as the Company's strong growth in average deposits during 1996 outpaced growth in average loans.

   The $26.2 million increase in interest income for 1995, as compared to 1994, was the result of a $17.5 million favorable volume variance and a $8.7 million favorable rate variance. The $17.5 million favorable volume variance resulted from a $210.4 million, or 25.2%, increase in average interest-earning assets over the comparable prior year period. This increase consisted of loans, which increased $88.5 million, and lower-yielding liquid investments in federal funds sold and securities purchased under agreement to resell, which increased a combined $151.3 million, and was offset by a $29.4 million decrease in investment securities due to maturities and paydowns. Though average loans in 1995 increased from 1994 principally due to net commercial loan growth of $82.1 million, average loans were negatively impacted during 1995 by an active market for public stock offerings, as the Company experienced a large amount of loan payoffs in connection with a number of its clients completing public stock offerings. The increase in average federal funds sold and securities purchased under agreement to resell resulted from significant growth in the Company's deposits, and from Management's decision to invest excess funds in short-term, liquid investments due to the relatively flat interest rate environment throughout the yield curve during much of 1995.

   The increase in market interest rates throughout 1994 and the early part of 1995 also contributed to the growth in interest income in 1995. Interest income in 1995 increased $8.7 million, as compared to 1994, due to a 70 basis points increase in the average yield on interest-earning assets. Of this increase, $7.1 million was attributable to loans, as the average yield on loans increased to 11.7% in 1995, up from 10.5% in 1994.

   The increase in total interest expense for 1996 of $10.5 million, as compared to 1995, was primarily attributable to a $11.0 million unfavorable volume variance which resulted from a $286.9 million, or 41.3%, increase in average interest-bearing liabilities. This increase was almost entirely related to the Company's highest-rate paying deposit product, a bonus money market account, which increased $259.2 million from the prior year due to the high level of client liquidity attributable to the strong inflow of investment capital into the venture capital community and into the public equity markets.

   Changes in the rates paid on interest-bearing liabilities had a $0.5 million favorable impact on interest expense in 1996 as compared to 1995. This slight decrease in interest expense resulted from a reduction in the average rate paid on the Company's bonus money market account deposit product from 5.1% in 1995 to 4.5% in 1996, offset by a shift in the composition of interest-bearing liabilities towards the Company's aforementioned bonus money market account. The reduction in the average rate paid on the Company's bonus money market account deposit product was due to both the decline in short-term market interest rates during the latter part of 1995 and early 1996, and to a reduction in the pricing of this deposit product in early 1996.

   Total interest expense in 1995 increased $12.5 million from the total in 1994 due to increases in both the volume of and rates paid on interest-bearing liabilities. The $147.3 million, or 26.9%, increase in average interest-bearing liabilities during 1995 was concentrated in the Company's bonus money market account, and resulted in a $5.8 million increase in the cost of funding during 1995. Changes in the rates paid on interest-bearing liabilities also had an unfavorable impact on interest expense in 1995 as compared to the prior year. The rising interest rate environment during 1994 and early 1995 led to a $6.7 million increase in interest expense, as the average rate paid on interest-bearing liabilities increased 120 basis points from 1994 to 1995.

   PROVISION FOR LOAN LOSSES The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

   The Company's provision for loan losses totaled $10.4 million in 1996, compared to $8.7 million and $3.1 million in 1995 and 1994, respectively. The $1.7 million, or 19.3%, increase in the provision for loan losses from 1995 to 1996 reflected an increase in net charge-offs of $8.4 million during 1996, compared to 1995. The $5.6 million, or 183.0%, increase in the 1995 provision for loan losses, compared to 1994, was related to an increase in nonperforming loans during 1995.

   For a more detailed discussion of credit quality and the allowance for loan losses, see the Item 7 section entitled "Financial Condition - Credit Quality and the Allowance for Loan Losses."

   NONINTEREST INCOME The following table summarizes the components of noninterest income for the past three years:

Years Ended December 31,                                                  1996       1995       1994

                                                                        ...............................
                                                                            (Dollars in thousands)
Disposition of clients warrants                                         $   5,389  $   8,205  $   2,840
Letter of credit and foreign exchange income                                3,423      3,007      2,403
Deposit service charges                                                     1,663      1,402      1,533
Investment gains (losses)                                                       1       (768)    (2,421)
Other                                                                       1,133        719        567
                                                                        -------------------------------
Total noninterest income                                                $  11,609  $  12,565  $   4,922
                                                                        -------------------------------

   Noninterest income decreased $1.0 million, or 7.6%, in 1996 as compared to 1995. This decrease was due to a $2.8 million decline in income from the disposition of client warrants, offset by a combined increase of $1.1 million in the Company's components of fee income, and by a $0.8 million decrease in losses incurred through sales of investment securities. Noninterest income increased $7.6 million, or 155.3%, in 1995 as compared to 1994. This growth was largely attributable to a $5.4 million increase in income from the disposition of client warrants, and a $1.7 million decrease in losses incurred through sales of investment securities.

   The Company has historically obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming. Interest rates, loan fees and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond the control of the Company, including the general condition of the public equity markets, and therefore cannot be predicted with any degree of accuracy and is likely to vary materially from period to period. During the years ended December 31, 1996, 1995 and 1994, a significant portion of the income realized by the Company from the disposition of client warrants was offset by expenses related to the Company's efforts to build an infrastructure sufficient to support present and prospective business activities, as well as evaluate and pursue new business opportunities, and was also offset by the need to increase the provision for loan losses during those years. The Company realized approximately $3.1 million in warrant-related income during January 1997 related to one of the clients of the Bank. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized from the disposition of client warrants in furthering the execution of its business strategies.

   Letter of credit fees, foreign exchange fees and other trade finance income totaled $3.4 million in 1996, an increase of $0.4 million, or 13.8%, from the $3.0 million earned in 1995, and an increase of $1.0 million, or 42.4%, from the total earned in 1994. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related products and services among the Company's client base, a large percentage of which provide products and services in international markets.

   Income related to deposit service charges totaled $1.7 million, $1.4 million and $1.5 million in 1996, 1995 and 1994, respectively. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by the Company as deposit service charges income. The increase in deposit service charges income in 1996 was attributable to growth in the Company's client base, combined with declining short-term market interest rates in late 1995 and early 1996 that subsequently remained relatively unchanged for the remainder of 1996. This interest rate environment resulted in lower earnings credits for clients during 1996, and thus increased the amount of explicit deposit service charges income realized by the Company. Conversely, as short-term market interest rates rose during 1994 and early 1995, the earnings credits were higher in 1995 as compared to 1994, thereby lowering the amount of explicit deposit service charges income earned in 1995 versus 1994.

   The Company realized a nominal gain on sales of investment securities during 1996, compared to losses incurred through sales of investment securities totaling $0.8 million and $2.4 million in 1995 and 1994, respectively. The securities sold during 1995 were primarily mortgage-backed securities, while the securities sold during 1994 included mortgage-backed securities, as well as U.S. Treasury and U.S. agencies securities. All investment securities sold were classified as available-for-sale, and all sales were conducted as a normal component of the Company's asset/liability and liquidity management activities. For additional discussion, see the Item 7 sections entitled "Asset/Liability Management" and "Liquidity."

   Other noninterest income is largely composed of service-based fee income, and totaled $1.1 million in 1996, compared to $0.7 million and $0.6 million in 1995 and 1994, respectively. The increase in 1996 from each of the prior two years was the result of increased fees associated with the Company's periodic examinations of client accounts receivables which are pledged as collateral on loans.

   NONINTEREST EXPENSE Noninterest expense in 1996 totaled $52.7 million, a $4.8 million, or 9.9%, increase from 1995. Total noninterest expense was $47.9 million in 1995, up $2.3 million, or 5.1%, from 1994. Management closely monitors the Company's level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses incurred through sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio improved to 55.9% in 1996, down from 60.6% in 1995 and 68.3% in 1994. The following table presents the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:

                                                                                         1996                  1995
                                                                             ............................  ............
                                                                                             PERCENT OF
                                                                                              ADJUSTED
Years Ended December 31,                                                        AMOUNT        REVENUES        AMOUNT

                                                                             ..........................................
                                                                                       (Dollars in thousands)
Compensation and benefits                                                    $     31,417        33.6%     $     27,161
Professional services                                                               4,727         5.1             4,565
Equipment                                                                           3,239         3.5             3,235
Occupancy                                                                           3,095         3.3             3,616
Business development and travel                                                     2,918         3.1             1,982
Postage and supplies                                                                1,448         1.6             1,191
Telephone                                                                           1,277         1.4             1,006
Advertising and promotion                                                           1,183         1.3               613
Corporate legal and litigation                                                        260         0.3               595
Other                                                                               2,720         2.9             3,973
                                                                             ------------------------------------------
Total excluding cost of other real estate owned                                    52,284        55.9%           47,937
Cost of other real estate owned                                                       398                           (12)
                                                                             ------------------------------------------
Total noninterest expense                                                    $     52,682                  $     47,925
                                                                             ------------------------------------------

                                                                                                         1994
                                                                                             ............................

                                                                               PERCENT OF                    PERCENT OF

                                                                                ADJUSTED                      ADJUSTED

Years Ended December 31,                                                        REVENUES        AMOUNT        REVENUES


Compensation and benefits                                                          34.3%     $     23,249        35.9%

Professional services                                                               5.8             4,688         7.2

Equipment                                                                           4.1             1,712         2.6

Occupancy                                                                           4.6             2,639         4.1

Business development and travel                                                     2.5             1,125         1.7

Postage and supplies                                                                1.5               792         1.2

Telephone                                                                           1.3               781         1.2

Advertising and promotion                                                           0.8               485         0.8

Corporate legal and litigation                                                      0.8             2,567         4.0

Other                                                                               5.0             6,179         9.5

Total excluding cost of other real estate owned                                    60.6%           44,217        68.3%

Cost of other real estate owned                                                                     1,382

Total noninterest expense                                                                    $     45,599


   Compensation and benefits expenses totaled $31.4 million in 1996, a $4.3 million, or 15.7%, increase over the 1995 total of $27.2 million. Total compensation and benefits expenses were $23.2 million in 1994. The number of average full-time equivalent (FTE) staff employed by the Company during 1996 was 363 compared with 336 and 299 in 1995 and 1994, respectively. The increase in FTE from 1994 through 1996 was attributable to the Company's efforts to develop and support new markets through geographic expansion, as well as through the development of new products and niches, and to its efforts in building an infrastructure sufficient to support present and prospective business activities. The Company's growth in FTE is likely to continue during future years as a result of both further geographic expansion into other emerging technology marketplaces across the U.S., and the development of additional products and niches.

   Professional services expenses totaled $4.7 million, $4.6 million and $4.7 million, in 1996, 1995 and 1994, respectively, and primarily consisted of costs associated with legal consultation, accounting and auditing, consulting, and the Company's directors. The level of these expenses during the past three years reflects the extensive efforts undertaken by the Company to continue to build and support its infrastructure, and also reflects the Company's efforts in outsourcing several processes and functions, such as internal audit, facilities management and credit review, where the Company believes it can achieve a combination of cost savings and increased quality of service.

   Occupancy and equipment expenses totaled $6.3 million in 1996, $6.9 million in 1995 and $4.4 million in 1994. The higher level of occupancy and equipment expenses in 1995 as compared to the amounts incurred in 1996 and 1994 was primarily related to certain non-recurring costs incurred during 1995 in connection with the Company's move into a new headquarters facility. These non-recurring costs included both the disposal and purchase of leasehold improvements and equipment. The move into the new facility was completed in the fourth quarter of 1995. Occupancy and equipment expenses in both 1995 and 1996 were also impacted by investments in office space, computer equipment and other costs associated with the Company's growth in personnel, as well as by the Company's geographic expansion during the past two years. The Company intends to continue its geographic expansion into other emerging technology marketplaces across the U.S. during future years.

   Business development and travel expenses totaled $2.9 million in 1996, a $0.9 million, or 47.2%, increase from the $2.0 million total in 1995. The Company incurred $1.1 million in business development and travel expenses in 1994. The increase in business development and travel expenses during each of the last two years reflects the Company's continuing emphasis on business development efforts, as well as its focus on expansion into new geographic markets and niches which resulted in the opening of seven new loan offices during the past two years.

   Postage and supplies expenses totaled $1.4 million, $1.2 million and $0.8 million in 1996, 1995 and 1994, respectively. Total telephone expenses were $1.3 million in 1996, and $1.0 million and $0.8 million in 1995 and 1994, respectively. The increase in postage and supplies and telephone expenses during each of the past two years was the result of the Company's growth in FTE and geographic expansion into new markets.

   Advertising and promotion expenses totaled $1.2 million in 1996, a $0.6 million, or 93.0%, increase from the $0.6 million incurred in 1995, and a $0.7 million, or 143.9%, increase from the $0.5 million total in 1994. The increase in advertising and promotion expenses in 1996, compared to 1995 and 1994, reflects a concerted effort by the Company to increase its marketing efforts nationwide, which were largely facilitated through a formal relationship with an advertising and public relations firm.

   Corporate legal and litigation expenses in 1996 totaled $0.3 million, a $0.3 million, or 56.3%, decrease from the $0.6 million incurred in 1995, and a $2.3 million, or 89.9%, decrease from the $2.6 million incurred in 1994. The decrease in these expenses in 1996, compared to 1995, was the result of the Company realizing a $0.4 million gain in 1996 related to the net proceeds received from a legal settlement. The corporate legal and litigation expenses incurred in 1994 by the Company included a significant amount of expenditures associated with the defense of a shareholder class action lawsuit filed against the Company in June 1993. This lawsuit was settled in the third quarter of 1994.

   Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company and/or the Bank. Based upon information available to the Company, its review of such claims to date and consultation with its counsel, Management believes the liability relating to these actions, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

   Other expenses in 1996 totaled $2.7 million, down from the $4.0 million and $6.2 million incurred in 1995 and 1994, respectively. The $1.3 million decrease in other expenses from 1995 to 1996 was primarily related to a reduction in FDIC deposit insurance expense, which decreased $1.2 million year-to-year. FDIC deposit insurance expense also decreased $1.0 million from 1994 to 1995. These lower deposit insurance premiums resulted from reductions in the Bank's insurance premium assessment rate during both the third quarter of 1995 and the first quarter of 1996 due to completion of the recapitalization of the Bank Insurance Fund. The Bank's insurance premium assessment rate was further reduced to the statutory minimum annual assessment of $2,000, effective July 1, 1996. Other expenses further declined from 1994 to 1995 due to $0.4 million of non-recurring data processing conversion costs in 1994, and due to an increase during 1995 in reimbursements from clients for services provided by the Bank, such as courier expenses.

   Net costs associated with other real estate owned (OREO) totaled $0.4 million in 1996. There were minimal net costs associated with OREO in 1995, as gains from the sales of OREO properties slightly exceeded the costs of maintaining the Company's OREO properties. The $0.4 million increase from 1995 to 1996 in the net costs associated with OREO was primarily due to the write-down during 1996 of one property owned by the Company. Net costs associated with OREO decreased $1.4 million, or 100.9%, from 1994 to 1995, as the Company's credit quality improved and a number of OREO properties were liquidated. The Company's net costs associated with OREO include: maintenance expenses, property taxes, marketing costs, net operating expense or income associated with income-producing properties, property write-downs, and gains or losses on the sales of such properties.

   INCOME TAXES The Company's effective income tax rate was 40.0% in 1996, compared to 39.2% in 1995 and 45.0% in 1994. The reduction in the Company's 1996 and 1995 effective income tax rates, as compared to 1994, was attributable to adjustments in the Company's estimate of its tax liabilities.

FINANCIAL CONDITION The Company's total assets were $1.9 billion at December 31, 1996, an increase of $517.0 million, or 36.7%, compared to $1.4 billion at December 31, 1995.

   FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO
RESELL Federal funds sold and securities purchased under agreement to resell totaled a combined $310.3 million at December 31, 1996, an increase of $53.2 million, or 20.7%, compared to the $257.1 million outstanding at the prior year end. This increase resulted from significant growth in the Company's deposits during 1996, offset to a large extent by loan growth and by Management's decision to invest a substantial portion of the deposit growth in investment securities in connection with the Company's liquidity and investment management activities. For additional discussion of the Company's liquidity and investment management activities, see the Item 7 sections entitled "Asset/Liability Management" and "Liquidity."

   INVESTMENT SECURITIES The following table details the composition of investment securities at December 31, 1996, 1995 and 1994. All investment securities as reflected in the table on the following page were classified as available-for-sale and reported at fair value with the exception of obligations of state and political subdivisions, which were classified as held-to-maturity and reported at amortized cost as of December 31, 1994. Other equity securities as of December 31, 1996 included a gross unrealized gain of $3.1 million related to common stock acquired from the exercise of a warrant in a client of the Bank. The Company sold the common stock, and realized approximately $3.1 million in warrant-related income, during January 1997.

December 31,                                                1996       1995       1994

                                                          ...............................
                                                              (Dollars in thousands)
U.S. Treasury securities                                  $  75,547  $  39,898  $  51,918
U.S. agencies and corporations:
   Discount notes and bonds                                 298,488    163,757     13,111
   Collateralized mortgage obligations                       58,038     57,207     73,541
   Mortgage-backed securities                                 8,168         --      8,933
Commercial paper                                            143,086     52,523         --
Obligations of states and political subdivisions             22,787      6,581      7,786
Other debt securities                                        13,000         --         --
Other equity securities                                       5,908      1,343      1,200
                                                          -------------------------------
Total                                                     $ 625,022  $ 321,309  $ 156,489
                                                          -------------------------------

   Investment securities totaled $625.0 million at December 31, 1996, representing a $303.7 million, or 94.5%, increase over the December 31, 1995 balance of $321.3 million. The increase in investment securities was related to significant growth in the Company's total deposits during 1996 coupled with the Company's liquidity and investment management activities, and was primarily centered in notes issued by U.S. agencies as well as in commercial paper. The Company's liquidity and investment management activities involved Management's decisions to increase as well as further diversify the Company's portfolio of short-term investment securities, and to lengthen the average life of the investment portfolio in an effort to obtain the higher yields available due to the steepening of the yield curve during 1996. For additional discussion of the Company's liquidity and investment management activities, see the Item 7 sections entitled "Asset/Liability Management" and "Liquidity."

   At December 31, 1996, there were no investment securities held by the Company which were issued by a single party, excluding securities issued by the U.S. Government or by U.S. Government agencies and corporations, and which exceeded 10.0% of the Company's shareholders' equity at year end.

   The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities held by the Company as of December 31, 1996. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of mortgage-backed securities and collateralized mortgage obligations will generally differ from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Other equity securities, consisting largely of the common stock of client companies, were included in the table below as maturing after ten years.

                                                                                    MATURING IN
                                                 ..................................................................................
                                                                         AFTER ONE YEAR      AFTER FIVE YEARS          AFTER
                                  TOTAL           ONE YEAR OR LESS        TO FIVE YEARS        TO TEN YEARS          TEN YEARS
                           ...................   ...................   ...................   .................   ..................
                                     WEIGHTED-             WEIGHTED-             WEIGHTED-           WEIGHTED-            WEIGHTED-
                             FAIR     AVERAGE      FAIR     AVERAGE      FAIR     AVERAGE     FAIR    AVERAGE     FAIR     AVERAGE
December 31, 1996           VALUE      YIELD      VALUE      YIELD      VALUE      YIELD     VALUE     YIELD      VALUE     YIELD

                           ........................................................................................................
                                                                    (Dollars in thousands)

U.S. Treasury securities   $ 75,547    6.2%      $ 10,023    6.3%      $ 65,524    6.2%          --     --            --     --

U.S. agencies and
 corporations:

    Discount notes and
    bonds                   298,488    6.0        109,372    5.4        189,116    6.4           --     --            --     --

    Collateralized
    mortgage obligations     58,038    5.2             --     --             --     --       $3,311    5.6%      $54,727    5.2%

    Mortgage-backed
    securities                8,168    6.6             --     --             --     --           --     --         8,168    6.6

Commercial paper            143,086    5.5        143,086    5.5             --     --           --     --            --     --

Obligations of states and
 political subdivisions      22,787    6.9         13,228    5.6          5,463    9.8        4,096    7.6            --     --

Other debt securities        13,000    5.4         13,000    5.4             --     --           --     --            --     --

Other equity securities       5,908     --             --     --             --     --           --     --         5,908     --
                           --------------------------------------------------------------------------------------------------------

Total                      $625,022    5.9%      $288,709    5.5%      $260,103    6.4%      $7,407    6.7%      $68,803    5.3%
                           --------------------------------------------------------------------------------------------------------

   Mortgage-backed securities (MBS) and collateralized mortgage obligations
(CMO) pose risks not associated with fixed maturity bonds, primarily related to the ability of the mortgage borrower to prepay the loan without penalty. This risk, known as prepayment risk, may cause the MBS and the CMO to remain outstanding for a period of time different than that assumed at the time of purchase. When interest rates decline, prepayments generally tend to increase, causing the average expected remaining maturity of the MBS and the CMO to decline. Conversely, if interest rates rise, prepayments tend to decrease, lengthening the average expected remaining maturity of the MBS and the CMO.

   LOANS The composition of the loan portfolio, net of unearned income, for each of the past five years is as follows:

December 31,                                       1996       1995       1994       1993       1992

                                                 .....................................................
                                                                (Dollars in thousands)
Commercial                                       $ 755,699  $ 622,488  $ 613,469  $ 470,649  $ 499,609
Real estate term                                    44,475     56,845     58,977     49,710     44,829
Real estate construction                            27,540     17,194     10,512     17,283     44,918
Consumer and other                                  35,778     41,878     20,851     26,913     41,620
                                                 -----------------------------------------------------
Total loans                                      $ 863,492  $ 738,405  $ 703,809  $ 564,555  $ 630,976
                                                 -----------------------------------------------------

   Total loans at December 31, 1996, net of unearned income, were $863.5 million, a $125.1 million, or 16.9%, increase compared to the $738.4 million outstanding at December 31, 1995. The increase in loans from the 1995 year-end total was largely related to both the new niches and products developed by the Company during the past three years, and the new loan offices opened by the Company during the past two years. Excluding the impact of these new offices, the Company's technology and life sciences niche experienced minimal net loan growth during 1996 as an active market for public stock offerings, coupled with merger and acquisition activity involving the Company's client base, resulted in the payoff or reduction of a number of credit facilities by the Company's clients.

   The following tables set forth the maturity distribution of the Company's loans (reported on a gross basis) at December 31, 1996 for fixed and variable rate commercial and real estate construction loans:

                                                                                                            ONE YEAR
December 31, 1996                                                                                           OR LESS

                                                                                                         ..............
                                                                                                          (Dollars in
                                                                                                           thousands)
Fixed rate loans:
   Commercial                                                                                            $       53,710
   Real estate construction                                                                                          --
                                                                                                         --------------
Total fixed rate loans                                                                                   $       53,710
                                                                                                         --------------
Variable rate loans:
   Commercial                                                                                            $      380,935
   Real estate construction                                                                                      27,617
                                                                                                         --------------
Total variable rate loans                                                                                $      408,552
                                                                                                         --------------

                                                                                                             AFTER
                                                                                                            ONE YEAR
                                                                                                            THROUGH
December 31, 1996                                                                                          FIVE YEARS

Fixed rate loans:
   Commercial                                                                                            $       61,070
   Real estate construction                                                                                         147

Total fixed rate loans                                                                                   $       61,217

Variable rate loans:
   Commercial                                                                                            $      198,819
   Real estate construction                                                                                          --

Total variable rate loans                                                                                $      198,819


                                                                                                            AFTER
December 31, 1996                                                                                         FIVE YEARS

Fixed rate loans:
   Commercial                                                                                            $     51,934
   Real estate construction                                                                                        --

Total fixed rate loans                                                                                   $     51,934

Variable rate loans:
   Commercial                                                                                            $     14,447
   Real estate construction                                                                                        --

Total variable rate loans                                                                                $     14,447


December 31, 1996                                                                                            TOTAL

Fixed rate loans:
   Commercial                                                                                            $      166,714

   Real estate construction                                                                                         147

Total fixed rate loans                                                                                   $      166,861

Variable rate loans:
   Commercial                                                                                            $      594,201

   Real estate construction                                                                                      27,617

Total variable rate loans                                                                                $      621,818


   Upon maturity, loans satisfying the Company's credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. The Company does not grant loans with unconditional extension terms.

   A substantial percentage of the Company's loans are commercial in nature, and such loans are generally made to emerging growth and middle-market companies in a variety of industries. Total loans to companies in the semiconductor practice (as identified by Standard Industrial Codes) amounted to 11.4% of the Company's gross loans as of December 31, 1996. No other particular industry sector represented more than 10.0% of the Company's loan portfolio as of December 31, 1996.

   General conditions in the public equity markets, in particular those related to public stock offerings, may have an impact on the Bank. One consequence of an active market for public stock offerings is the payoff or reduction of a portion of the Bank's loans by some of its clients which complete public stock offerings. Such a reduction in outstanding loans, if significant, could adversely affect the Company's consolidated earnings.

   LOAN ADMINISTRATION Responsibility for the Company's loan policies resides with the Company's Board of Directors. This responsibility is managed through the approval and periodic review of the Company's loan policies. The Board of Directors delegates authority to the Directors' Loan Committee to supervise the loan underwriting, approval and monitoring activities of the Company. The Directors' Loan Committee consists of outside Board of Directors members and the Company's Chief Executive Officer, who serves as an alternate.

   Under the oversight of the Directors' Loan Committee, lending authority is delegated to the Chief Credit Officer and the Company's Internal Loan Committee consisting of the Chief Credit Officer, niche and practice managers, and loan administrators. Requests for new and existing credits which meet certain size and underwriting criteria may be approved outside of the Company's Internal Loan Committee by designated niche and practice managers jointly with a loan administrator. New credits exceeding $10.0 million must be approved by the Directors' Loan Committee.

   The loan approval and committee system is administered by the Company's Credit Administration Group. Loan administrators assigned to each niche or practice report to the Chief Credit Officer, who also acts as chair of the Internal Loan Committee. In response to the significant increase in nonperforming assets and loan charge-offs during 1992, Management began an extensive review of the Company's loan policies and procedures, portfolio management practices, and credit review process during the fourth quarter of that year. The Company also hired experienced loan administrators and loan review officers in an effort to restore and maintain a high level of asset quality in its loan portfolio.

   CREDIT QUALITY AND THE ALLOWANCE FOR LOAN LOSSES Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. While the Bank follows underwriting and credit monitoring procedures which it believes are appropriate in growing and managing the loan portfolio, in the event of nonperformance by these other parties, the Bank's potential exposure to credit losses could significantly affect the Company's consolidated financial position, earnings and growth.

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

   Management has established an evaluation process designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the portfolio by segregating the allowance for loan losses into three components: "specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component is an unallocated portion that supplements the first two components and includes: Management's judgment of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, an evaluation of the composition of, and growth trends within, the loan portfolio, consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses, relies, to a great extent, on the judgment and experience of Management.

   An analysis of the allowance for loan losses for the past five years is as follows:

December 31,                                        1996       1995       1994       1993       1992

                                                  .........................................................
                                                                 (Dollars in thousands)
Beginning balance                                 $  29,700  $  20,000  $  25,000  $  22,000  $  11,400
Charge-offs:
   Commercial                                        (9,056)    (4,248)   (10,913)    (5,058)    (6,770)
   Real estate                                         (634)      (653)      (495)    (5,967)   (18,308)
   Consumer and other                                   (38)       (57)        --         --         --
                                                  ---------------------------------------------------------
Total charge-offs                                    (9,728)    (4,958)   (11,408)   (11,025)   (25,078)
                                                  ---------------------------------------------------------
Recoveries:
   Commercial                                         2,050      3,106      2,398      3,064        132
   Real estate                                          217      2,815        923      1,259        164
   Consumer and other                                    35         --         --         --         --
                                                  ---------------------------------------------------------
Total recoveries                                      2,302      5,921      3,321      4,323        296
                                                  ---------------------------------------------------------
Net (charge-offs) recoveries                         (7,426)       963     (8,087)    (6,702)   (24,782)
Provision for loan losses                            10,426      8,737      3,087      9,702     35,382
                                                  ---------------------------------------------------------
Ending balance                                    $  32,700  $  29,700  $  20,000  $  25,000  $  22,000
                                                  ---------------------------------------------------------
Net charge-offs (recoveries) to average total
 loans                                                 1.0%     (0.1)%       1.4%       1.2%       3.8%
                                                  ---------------------------------------------------------

   The following table displays the allocation of the allowance for loan losses among specific classes of loans:

                                                                          1995                            1994
                                                             ..............................  ..............................
                                          1996                                  PERCENT                         PERCENT
                             ..............................                     OF TOTAL                        OF TOTAL
December 31,                     AMOUNT         PERCENT          AMOUNT          LOANS           AMOUNT          LOANS
                                                OF TOTAL
                                                 LOANS

                             ..............................................................................................
                                                                 (Dollars in thousands)
Commercial                         $18,716          87.5%          $16,176          84.3%          $12,748          87.2%
Real estate term                       873           5.2               707           7.7               765           8.4
Real estate construction               140           3.2                87           2.4               345           1.4
Consumer and other                     615           4.1               339           5.6               312           3.0
Unallocated                         12,356        N/A               12,391        N/A                5,830        N/A
                             ----------------------------------------------------------------------------------------------
Total                              $32,700          100.0  %       $29,700          100.0  %       $20,000          100.0 %
                             ----------------------------------------------------------------------------------------------

                                          1993                            1992
                             ..............................  ..............................
                                                PERCENT                         PERCENT
                                                OF TOTAL                        OF TOTAL
December 31,                     AMOUNT          LOANS           AMOUNT          LOANS


Commercial                         $19,374          83.5%          $14,019          79.3%
Real estate term                       539           8.8             2,525           7.1
Real estate construction               204           3.0             1,758           7.1
Consumer and other                     274           4.7             2,353           6.5
Unallocated                          4,609        N/A                1,345        N/A

Total                              $25,000          100.0  %       $22,000          100.0  %


   The allowance for loan losses was $32.7 million at December 31, 1996, an increase of $3.0 million, or 10.1%, compared to the $29.7 million balance at December 31, 1995. This increase was due to the net effect of the Company contributing $10.4 million during 1996 in additional provisions to the allowance for loan losses, offset by net charge-offs of $7.4 million during 1996. Gross charge-offs for 1996 were $9.7 million, and primarily resulted from five credits, none of which were related to the Bank's technology and life sciences niche. Gross recoveries of $2.3 million in 1996 included $0.9 million related to one commercial credit that was partially charged off in 1994.

   Net loan recoveries in 1995 of $1.0 million included $2.7 million in recoveries from a real estate client relationship that had been charged off in 1992 and $1.1 million related to the aforementioned commercial credit that was partially charged off in 1994. Net loan charge-offs of $8.1 million in 1994 included the partial charge-off of loans to two commercial borrowers totaling $5.5 million. Net loan charge-offs in 1993 and 1992 and the $35.4 million provision for loan losses during 1992 were directly influenced by certain events in the third and fourth quarters of 1992. The Bank incurred several large charge-offs stemming from declines in the appraised values of real estate collateral. Construction time and delays imposed by bankruptcy and foreclosure proceedings hampered efforts to gain control and effectively dispose of collateral in a timely manner. These delays contributed to a reduction in market values as the deteriorating condition of San Francisco Bay Area real estate markets caused sales prices to decline rapidly during 1992. In addition, several of the Bank's commercial clients filed for protection under bankruptcy laws, contributing to an impairment of the Company's collateral and resulting in loan charge-offs.

   In general, Management believes the allowance for loan losses is adequate as of December 31, 1996. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

   Nonperforming assets consist of loans that are past due 90 days or more but are still accruing interest, loans on nonaccrual status and OREO. The following table sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses. There was no difference during 1996 and 1995 between the Company's nonaccrual loans and impaired loans, which were measured for impairment based on the fair value of the underlying collateral in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

December 31,                                     1996        1995        1994        1993        1992

                                              ..........................................................
                                                                (Dollars in thousands)
Nonperforming assets:
Loans past due 90 days or more                $   8,556   $     906   $     444   $   2,014   $     319
Nonaccrual loans (1)                             14,581      27,867      11,269      43,001      63,691
                                              ----------------------------------------------------------
Total nonperforming loans                        23,137      28,773      11,713      45,015      64,010
OREO (1)                                          1,948       4,955       7,089      14,261      10,864
                                              ----------------------------------------------------------
Total nonperforming assets                    $  25,085   $  33,728   $  18,802   $  59,276   $  74,874
                                              ----------------------------------------------------------
Nonperforming loans as a percent of total
 loans                                              2.7%        3.9%        1.7%        8.0%       10.1%
OREO as a percent of total assets                   0.1%        0.4%        0.6%        1.4%        1.1%
Nonperforming assets as a percent of total
 assets                                             1.3%        2.4%        1.6%        6.0%        7.8%
Allowance for loan losses                     $  32,700   $  29,700   $  20,000   $  25,000   $  22,000
   As a percent of total loans                      3.8%        4.0%        2.8%        4.4%        3.5%
   As a percent of nonaccrual loans               224.3%      106.6%      177.5%       58.1%       34.5%
   As a percent of nonperforming loans            141.3%      103.2%      170.8%       55.5%       34.4%

----------------------------------------
(1) In accordance with SFAS No. 114, in-substance foreclosure loans have been reclassified from OREO to nonaccrual loans. The reclassified amounts are $1,377, $13,824 and $27,339 at December 31, 1994, 1993 and 1992,
   respectively.

   The detailed composition of nonaccrual loans is presented in the following table. There were no real estate construction loans on nonaccrual at December 31, 1996 and 1995.

December 31,                                                                   1996       1995

                                                                             ....................
                                                                                 (Dollars in
                                                                                  thousands)
Commercial                                                                   $  11,595  $  26,657
Real estate term                                                                 2,546      1,210
Consumer and other                                                                 440         --
                                                                             --------------------
Total nonaccrual loans                                                       $  14,581  $  27,867
                                                                             --------------------

   Nonperforming loans totaled $23.1 million at December 31, 1996, a decrease of $5.6 million, or 19.6%, from the $28.8 million balance at December 31, 1995. Nonperforming loans at December 31, 1996 included one credit in excess of $8.0 million that was more than 90 days past due as of December 31, 1996. The Export-Import Bank of the U.S. (EX-IM) provided the Bank with a guarantee of this credit facility, and the Bank's claim on this guarantee was approved for payment by the EX-IM in early 1997. Excluding this one past due loan, the allowance for loan losses would have been 217.1% of nonperforming loans as of December 31, 1996.

   The $17.1 million increase in nonperforming loans at December 31, 1995, compared to year-end 1994, was concentrated in two commercial credits, one of which was paid off during 1996. The other credit remained in nonperforming loans as of December 31, 1996 and Management believes, based on currently known information, that this credit is adequately secured with collateral and specific reserves. The significant improvement in nonperforming loans during 1994 and 1993, compared to the level at the end of 1992, reflects the concerted efforts of Management to improve the Company's credit discipline and processes and to strengthen its Credit Administration Group staffing.

   In addition to the loans disclosed in the foregoing analysis, Management has identified three loans with principal amounts aggregating approximately $17.4 million, that, on the basis of information known by Management as of December 31, 1996, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans at December 31, 1996 where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

   OREO totaled $1.9 million at December 31, 1996, a decrease of $3.0 million, or 60.7%, from the $5.0 million balance at December 31, 1995. This decrease resulted from sales of OREO properties during 1996. The Company did not transfer any loans to OREO in 1996, and the remaining OREO balance at December 31, 1996 was composed of two properties, each consisting of multiple undeveloped lots, and each acquired prior to June 1993.

   DEPOSITS The Company's deposits are primarily obtained from emerging growth and middle-market businesses within the technology and life sciences niche, including both venture capital-backed and publicly financed companies, and, to a lesser extent, from professional service firms and business executives. The Company does not obtain deposits from conventional retail sources and does not accept brokered deposits. The following table presents the composition of the Company's deposits for the last five years:

December 31,                                  1996       1995       1994       1993       1992

                                            .....................................................
                                                           (Dollars in thousands)
Noninterest-bearing demand deposits         $ 599,257  $ 451,318  $ 401,455  $ 356,806  $ 329,281
Money market, NOW and savings deposits      1,089,834    773,292    585,171    486,700    442,158
Time deposits                                  85,213     65,450     88,747     71,453    116,630
                                            -----------------------------------------------------
Total deposits                              $1,774,304 $1,290,060 $1,075,373 $ 914,959  $ 888,069
                                            -----------------------------------------------------

   Total deposits were $1.8 billion at December 31, 1996, an increase of $484.2 million, or 37.5%, from the prior year-end amount of $1.3 billion. A significant portion of the increase in deposits during 1996 was concentrated in the Company's highest-rate paying deposit product, a bonus money market account, which increased $281.0 million, or 59.3%, from December 31, 1995, due to the high level of client liquidity attributable to the strong inflow of investment capital into the venture capital community and into the public equity market. Noninterest-bearing demand deposits increased $147.9 million, or 32.8%, from the prior year end, primarily due to an increase in the Company's client base resulting from its business development efforts.

   Time certificates of deposit in amounts of $100,000 or more totaled $75.0 million at December 31, 1996. No material portion of the Company's deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect the business of the Company.

ASSET/LIABILITY MANAGEMENT A key objective of asset/liability management is to manage interest rate risk due to changing asset and liability cash flows and market interest rate movements. Interest rate risk occurs when assets and liabilities do not reprice simultaneously and in equal volumes. The asset/liability committee of the Bank (ALCO) provides oversight to the asset/liability management process and recommends policy guidelines for approval by the Board of Directors. Adherence to these policies is monitored on an ongoing basis, and decisions regarding the management of earnings exposure due to changes in balance sheet structure and/or market interest rates are made when appropriate and agreed to by the ALCO.

   One measure of the mismatch between asset and liability repricing is the interest rate sensitivity "gap" analysis. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to reprice within a specific time period and the amount of funding sources anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of funding sources repricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. Company policy guidelines provide that the cumulative one-year gap as a percentage of interest-earning assets should not exceed 20.0%. The gap analysis as of December 31, 1996 indicates that the Company was positioned within these guidelines as the cumulative one-year gap as a percentage of interest-earning assets was 9.5%. The table on the next page illustrates the Company's interest rate sensitivity gap position at December 31, 1996.

   While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted earnings resulting from changes in market interest rates over time. Accordingly, the ALCO combines the use of gap analysis with the use of a simulation model which provides a dynamic assessment of interest rate sensitivity.

   The Company's asset/liability management simulation model provides the ALCO with the ability to simulate net interest income using either one interest rate forecast (simple simulation) or a forecast of multiple interest rate scenarios (stochastic simulation). The simulation model captures the dynamics of the Company's balance sheet, such as repricing and prepayment behavior, as well as its off-balance sheet financial instruments. The simulation model also anticipates balance sheet mix changes and trends, based upon certain assumptions made by Management, and affords the ability to simulate pro forma balance sheets, income statements, cash flows, and the sensitivity of these items to changing interest rates. However, the simulation model does not take into account future actions of the ALCO which could be undertaken to alter these simulated results.

   In order to measure, as of December 31, 1996, the sensitivity of the Company's forecasted net interest income to changing interest rates, utilizing the simple simulation methodology, both a rising and falling interest rate scenario were projected and compared to a base interest rate forecast derived from the treasury yield curve. For the rising and falling interest rate scenarios, the base interest rate forecast was increased or decreased, as applicable, by 200 basis points in 12 equal increments over a one-year period. Company policy guidelines provide that the difference between a base interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income sensitivity exceeding 20.0%. Simulations as of December 31, 1996 indicated the Company was well within these policy guidelines.

           Interest Rate Sensitivity Analysis as of December 31, 1996

                                                                               AFTER
                                                         AFTER       AFTER    6 MONTHS   AFTER
ASSETS AND LIABILITIES                      1 DAY TO   1 MONTH TO 3 MONTHS TO   TO 1   1 YEAR TO AFTER 5    NOT
WHICH MATURE OR REPRICE        IMMEDIATELY  1 MONTH     3 MONTHS   6 MONTHS     YEAR    5 YEARS   YEARS    STATED     TOTAL

 .............................................................................................................................
                                                                   (Dollars in thousands)

INTEREST-EARNING ASSETS:
Federal funds sold and
 securities purchased under
 agreement to resell (1)               --  $  310,341         --         --        --        --        --       --  $  310,341
Investment securities: (2)
  U.S. Treasury and agencies
   obligations                         --      20,720  $  55,750  $  32,919   $10,006  $254,640        --       --     374,035
  Collateralized mortgage
   obligations and
   mortgage-backed securities
   (3)                                 --       4,675        895      1,316     2,539    21,032  $ 35,749       --      66,206
  Obligations of states and
   political subdivisions              --      10,117        130        107     2,874     5,463     4,096       --      22,787
  Commercial paper and other
   debt securities                     --     103,276     52,810         --        --        --        --       --     156,086
  Other equity securities (4)          --          --         --         --        --        --        -- $  5,908       5,908
                               --------------------------------------------------------------------------------------------------
Total investment securities            --     138,788    109,585     34,342    15,419   281,135    39,845    5,908     625,022
                               --------------------------------------------------------------------------------------------------
Loans (5)                      $  681,086       9,140      7,962     21,685    14,513    98,431    13,478   17,197     863,492
                               --------------------------------------------------------------------------------------------------
Total Interest-Earning Assets  $  681,086  $  458,269  $ 117,547  $  56,027   $29,932  $379,566  $ 53,323 $ 23,105  $1,798,855
                               --------------------------------------------------------------------------------------------------

FUNDING SOURCES:
Deposits:
  Money market and NOW
   deposits                            --  $1,089,834         --         --        --        --        --       --  $1,089,834
  Time deposits                        --      38,378  $  29,356  $  10,166   $ 5,093  $  2,220        --       --      85,213
                               --------------------------------------------------------------------------------------------------
Total interest-bearing
 deposits                              --   1,128,212     29,356     10,166     5,093     2,220        --       --   1,175,047
Portion of noninterest-bearing
 funding sources                       --          --         --         --        --        --        -- $623,808     623,808
                               --------------------------------------------------------------------------------------------------
Total Funding Sources                  --  $1,128,212  $  29,356  $  10,166   $ 5,093  $  2,220        -- $623,808  $1,798,855
                               --------------------------------------------------------------------------------------------------

GAP                            $  681,086  $ (669,943) $  88,191  $  45,861   $24,839  $377,346  $ 53,323 $(600,703)         --

CUMULATIVE GAP                 $  681,086  $   11,143  $  99,334  $ 145,195   $170,034 $547,380  $600,703       --          --

ASSETS AND LIABILITIES
WHICH MATURE OR REPRICE
 ..............................
INTEREST-EARNING ASSETS:
Federal funds sold and
 securities purchased under
 agreement to resell (1)
Investment securities: (2)
  U.S. Treasury and agencies
   obligations
  Collateralized mortgage
   obligations and
   mortgage-backed securities
   (3)
  Obligations of states and
   political subdivisions
  Commercial paper and other
   debt securities
  Other equity securities (4)
Total investment securities
Loans (5)
Total Interest-Earning Assets
FUNDING SOURCES:
Deposits:
  Money market and NOW
   deposits
  Time deposits
Total interest-bearing
 deposits
Portion of noninterest-bearing
 funding sources
Total Funding Sources
GAP
CUMULATIVE GAP

----------------------------------------

(1) Includes interest-bearing deposits in other financial institutions of $341 as of December 31, 1996.

(2)  All securities are reported at fair value as of December 31, 1996.

(3) Principal cash flows are based on estimated principal payments as of December 31, 1996.

(4) Not stated column consists of other equity securities and Federal Reserve Bank stock as of December 31, 1996.

(5) Not stated column consists of nonaccrual loans of $14,581 and overdrafts of $8,274, offset by unearned income of $5,658 as of December 31, 1996.

LIQUIDITY Another important objective of asset/liability management is to manage liquidity. The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions.

   The Company regularly assesses the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned Company business activities. The ALCO provides oversight to the liquidity management process and recommends policy guidelines, subject to Board of Directors approval, and courses of action to address the Company's actual and projected liquidity needs.

   The ability to attract a stable, low-cost base of deposits is the Company's primary source of liquidity. Other sources of liquidity available to the Company include short-term borrowings, which consist of federal funds purchased, security repurchase agreements and other short-term borrowing arrangements. The Company's liquidity requirements can also be met through the use of its portfolio of liquid assets. Liquid assets, as defined, include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for pledging purposes with a maturity in excess of six months, and anticipated near term cash flows from investments.

   Bank policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At December 31, 1996, the Bank's ratio of liquid assets to total deposits was 42.1%. This ratio is well in excess of the Bank's minimum policy guidelines and is slightly higher than the comparable ratio of 40.9% as of December 31, 1995. In addition to monitoring the level of liquid assets relative to total deposits, the Bank also utilizes other policy measures in its liquidity management activities. As of December 31, 1996 and 1995, the Bank was in compliance with all of these policy measures.

   In analyzing the Company's liquidity during 1996, reference is made to the Company's consolidated statement of cash flows for the year ended December 31, 1996 (see "Item 8. Financial Statements and Supplementary Data"). The statement of cash flows includes separate categories for operating, investing and financing activities. Operating activities included net income of $21.5 million for 1996, which was adjusted for certain non-cash items including the provision for loan losses, depreciation, deferred income taxes, and an assortment of other miscellaneous items. Investing activities consisted primarily of both proceeds from and purchases of investment securities, which resulted in a net cash outflow of $291.8 million, and the net change in total loans resulting from loan originations and principal collections, which increased $136.7 million in 1996. Financing activities reflected the net change in the Company's total deposits, which increased $484.2 million during 1996, and included $2.5 million of cash proceeds received during the year from the issuance of Company common stock. In total, the transactions noted above resulted in a net cash inflow of $90.9 million for the year and total cash and cash equivalents, as defined in the Company's consolidated statement of cash flows, of $433.2 million at December 31, 1996.

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

   Shareholders' equity was $135.4 million at December 31, 1996, an increase of $30.4 million, or 29.0%, from the $105.0 million balance at December 31, 1995. This increase was due to 1996 earnings of $21.5 million, $6.3 million in net capital generated during 1996 through employee benefit plans, and an increase in the after-tax net unrealized gain on available-for-sale investments of $2.7 million from the prior year end. The Company does not have any material commitments for capital expenditures as of December 31, 1996.

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

   The following table presents the relationship between significant financial ratios:

Years Ended December 31,                                                    1996        1995        1994
                                                                         ..................................
Return on average assets                                                       1.4%        1.6%        0.9%
   DIVIDED BY
Average equity as a percentage of average assets                               7.6%        7.9%        7.7%
   EQUALS
Return on average equity                                                      17.9%       19.8%       12.3%
   TIMES
Earnings retained                                                            100.0%      100.0%      100.0%
   EQUALS
Internal capital growth                                                       17.9%       19.8%       12.3%

   The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital requirement is 10.0% of risk-weighted assets and certain off-balance sheet items for a "well capitalized" depository institution. At least 6.0% of the 10.0% total risk-based capital ratio must consist of Tier 1 capital, defined as common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies), and minority interests in consolidated subsidiaries, less most intangible assets, and the remainder may consist of eligible term subordinated debt, cumulative perpetual preferred stock, long-term preferred stock, a limited amount of the allowance for loan losses, and certain other instruments with some characteristics of equity.

   The Federal Reserve Board has established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well capitalized depository institution.

   The Company's risk-based capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of December 31, 1996, 1995 and 1994. Capital ratios for the Company are set forth below:

December 31,                                                                1996        1995        1994
                                                                         ..................................
Total risk-based capital ratio                                                11.5%       11.9%       10.1%
Tier 1 risk-based capital ratio                                               10.2%       10.6%        8.9%
Tier 1 leverage ratio                                                          7.7%        8.0%        8.3%

   The decrease in the Company's capital ratios from December 31, 1995 to December 31, 1996 primarily resulted from a significant increase in total assets during 1996. The improvement in the Company's total and Tier 1 risk-based capital ratios from December 31, 1994 to December 31, 1995 was attributable to asset growth during 1995 primarily occurring in lower risk-weighted assets, and also to an increase in Tier 1 capital. The increase in Tier 1 capital resulted from 1995 net income and capital generated through the Company's employee benefit plans. See "Item 8. Financial Statements and Supplementary Data - Note 13 to the Consolidated Financial Statements - Regulatory Matters" for the Bank's capital ratios at December 31, 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

                                     [SIG]

The Board of Directors and Shareholders
Silicon Valley Bancshares:

   We have audited the accompanying consolidated balance sheets of Silicon Valley Bancshares and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon Valley Bancshares and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, in 1994.

                                          [PASTE UP]

                                          KPMG Peat Marwick LLP

San Jose, California
January 27, 1997

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

December 31,                                                          1996       1995
                                                                    ........................


                                                                        (Dollars in
                                                                         thousands)

ASSETS:
Cash and due from banks                                             $ 122,836  $  85,187
Federal funds sold and securities purchased under agreement to
 resell                                                               310,341    257,138
Investment securities, at fair value                                  625,022    321,309
Loans, net of unearned income                                         863,492    738,405
Allowance for loan losses                                             (32,700)   (29,700)
                                                                    ------------------------
  Net loans                                                           830,792    708,705
Premises and equipment                                                  4,155      4,697
Other real estate owned                                                 1,948      4,955
Accrued interest receivable and other assets                           29,450     25,596
                                                                    ------------------------
Total assets                                                        $1,924,544 $1,407,587
                                                                    ------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
Noninterest-bearing demand deposits                                 $ 599,257  $ 451,318
Money market and NOW deposits                                       1,089,834    773,292
Time deposits                                                          85,213     65,450
                                                                    ------------------------
Total deposits                                                      1,774,304  1,290,060
Other liabilities                                                      14,840     12,553
                                                                    ------------------------
Total liabilities                                                   1,789,144  1,302,613
                                                                    ------------------------
Shareholders' Equity:
Preferred stock, no par value:
 20,000,000 shares authorized; none outstanding
Common stock, no par value:
 30,000,000 shares authorized; 9,329,993 and 8,963,662 shares
 outstanding at December 31, 1996 and 1995, respectively               65,968     59,357
Retained earnings                                                      67,321     45,855
Net unrealized gain (loss) on available-for-sale investments            2,456       (198)
Unearned compensation                                                    (345)       (40)
                                                                    ------------------------
Total shareholders' equity                                            135,400    104,974
                                                                    ------------------------
Total liabilities and shareholders' equity                          $1,924,544 $1,407,587
                                                                    ------------------------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS

Years Ended December 31,                                    1996       1995       1994
                                                          ...................................
                                                           (Dollars in thousands, except
                                                                per share amounts)
Interest income:
  Loans                                                   $  87,893  $  79,767  $  62,312
  Investment securities                                      24,074     10,439     11,343
  Federal funds sold and securities purchased under
   agreement to resell                                       13,106     11,041      1,397
                                                          -----------------------------------
Total interest income                                       125,073    101,247     75,052
                                                          -----------------------------------
Interest expense:
  Deposits                                                   37,796     27,293     14,770
  Other borrowings                                                2          2         22
                                                          -----------------------------------
Total interest expense                                       37,798     27,295     14,792
                                                          -----------------------------------
Net interest income                                          87,275     73,952     60,260
Provision for loan losses                                    10,426      8,737      3,087
                                                          -----------------------------------
Net interest income after provision for loan losses          76,849     65,215     57,173
                                                          -----------------------------------
Noninterest income:
  Disposition of client warrants                              5,389      8,205      2,840
  Letter of credit and foreign exchange income                3,423      3,007      2,403
  Deposit service charges                                     1,663      1,402      1,533
  Investment gains (losses)                                       1       (768)    (2,421)
  Other                                                       1,133        719        567
                                                          -----------------------------------
Total noninterest income                                     11,609     12,565      4,922
                                                          -----------------------------------
Noninterest expense:
  Compensation and benefits                                  31,417     27,161     23,249
  Professional services                                       4,727      4,565      4,688
  Equipment                                                   3,239      3,235      1,712
  Occupancy                                                   3,095      3,616      2,639
  Business development and travel                             2,918      1,982      1,125
  Postage and supplies                                        1,448      1,191        792
  Telephone                                                   1,277      1,006        781
  Advertising and promotion                                   1,183        613        485
  Cost of other real estate owned                               398        (12)     1,382
  Corporate legal and litigation                                260        595      2,567
  Other                                                       2,720      3,973      6,179
                                                          -----------------------------------
Total noninterest expense                                    52,682     47,925     45,599
                                                          -----------------------------------
Income before income tax expense                             35,776     29,855     16,496
Income tax expense                                           14,310     11,702      7,430
                                                          -----------------------------------
Net income                                                $  21,466  $  18,153  $   9,066
                                                          -----------------------------------
Net income per common and common equivalent share         $    2.21  $    1.98  $    1.06
                                                          -----------------------------------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                         UNREALIZED
                                          COMMON STOCK                   GAIN (LOSS)
Years Ended December 31, 1996, 1995   ....................   RETAINED        ON          UNEARNED
and 1994                               SHARES     AMOUNT     EARNINGS    INVESTMENTS   COMPENSATION      TOTAL
                                      ..............................................................................

                                                                (Dollars in thousands)
Balance at December 31, 1993          8,290,994  $  52,180   $  18,636           --      $    (480)    $  70,336
Common stock issued under employee
 benefit plans                          218,200      1,888          --           --             --         1,888
Net income                                   --         --       9,066           --             --         9,066
Cumulative effect of change in
 accounting principle, net                   --         --          --    $   1,493             --         1,493
Net change in unrealized gain (loss)
 on available-for-sale investments           --         --          --       (5,652)            --        (5,652)
Amortization of unearned
 compensation                                --         --          --           --            126           126
                                      ------------------------------------------------------------------------------
Balance at December 31, 1994          8,509,194     54,068      27,702       (4,159)          (354)       77,257
                                      ------------------------------------------------------------------------------
Common stock issued under employee
 benefit plans                          454,468      5,289          --           --             --         5,289
Net income                                   --         --      18,153           --             --        18,153
Net change in unrealized gain (loss)
 on available-for-sale investments           --         --          --        3,961             --         3,961
Amortization of unearned
 compensation                                --         --          --           --            314           314
                                      ------------------------------------------------------------------------------
Balance at December 31, 1995          8,963,662     59,357      45,855         (198)           (40)      104,974
                                      ------------------------------------------------------------------------------
Common stock issued under employee
 benefit plans                          366,331      5,776          --           --           (410)        5,366
Income tax benefit from stock
 options exercised and vesting of
 restricted stock                            --        835          --           --             --           835
Net income                                   --         --      21,466           --             --        21,466
Net change in unrealized gain (loss)
 on available-for-sale investments           --         --          --        2,654             --         2,654
Amortization of unearned
 compensation                                --         --          --           --            105           105
                                      ------------------------------------------------------------------------------
Balance at December 31, 1996          9,329,993  $  65,968   $  67,321    $   2,456      $    (345)    $ 135,400
                                      ------------------------------------------------------------------------------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                1996       1995       1994
                                                     ....................................

                                                          (Dollars in thousands)
Cash flows from operating activities:
  Net income                                         $   21,466  $  18,153  $   9,066
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                            10,426      8,737      3,087
    Provision for other real estate owned                   550         --        922
    Depreciation and amortization                         1,183      1,944      1,491
    Net (gain) loss on sales of investment
     securities                                              (1)       768      2,421
    Net loss on disposals of premises and equipment          --      1,117         --
    Net (gain) loss on sales of other real estate
     owned                                                 (416)      (271)       471
    Deferred income tax (benefit) provision              (2,834)    (3,864)     2,015
    Increase (decrease) in unearned income                1,845        159        (42)
    Increase in accrued interest receivable              (3,586)      (102)    (1,926)
    Other, net                                             (576)     1,638      2,827
                                                     ------------------------------------
Net cash provided by operating activities                28,057     28,279     20,332
                                                     ------------------------------------
Cash flows from investing activities:
  Proceeds from maturities and paydowns of
   investment securities                              1,000,558    201,291    133,921
  Proceeds from sales of investment securities           21,277     33,463    127,037
  Purchases of investment securities                 (1,313,637)  (390,770)  (164,645)
  Net increase in loans                                (136,660)   (40,121)  (164,941)
  Proceeds from recoveries of charged off loans           2,302      5,921      3,321
  Net proceeds from sales of other real estate
   owned                                                  2,873      2,837     21,390
  Purchases of premises and equipment                      (641)    (5,561)    (2,635)
                                                     ------------------------------------
Net cash applied to investing activities               (423,928)  (192,940)   (46,552)
                                                     ------------------------------------
Cash flows from financing activities:
  Net increase in deposits                              484,244    214,687    160,413
  Proceeds from issuance of common stock,
   net of issuance costs                                  2,479      2,450        680
                                                     ------------------------------------
Net cash provided by financing activities               486,723    217,137    161,093
                                                     ------------------------------------
Net increase in cash and cash equivalents                90,852     52,476    134,873
Cash and cash equivalents at January 1,                 342,325    289,849    154,976
                                                     ------------------------------------
Cash and cash equivalents at December 31,            $  433,177  $ 342,325  $ 289,849
                                                     ------------------------------------
Supplemental disclosures:
  Interest paid                                      $   37,737  $  27,239  $  14,719
  Income taxes paid                                  $   16,775  $  14,677  $   7,707
Non-cash investing activities:
  Transfer of loans to other real estate owned       $       --  $     408  $   1,873
  Transfer of held-to-maturity investment
   securities to available-for-sale                  $       --  $   6,196  $      --
                                                     ------------------------------------

                See notes to consolidated financial statements.

1. SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of Silicon Valley Bancshares (the "Company") and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 1995 and 1994 consolidated financial statements to conform to the 1996 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

   NATURE OF OPERATIONS The Company is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Colorado, Maryland, Massachusetts, Oregon, Texas, and Washington. The Bank serves emerging growth and middle-market companies in specific targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

   CONSOLIDATION The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, the Bank and SVB Leasing Company (inactive). The revenues, expenses, assets, and liabilities of the subsidiaries are included in the respective line items in the consolidated financial statements after elimination of intercompany accounts and transactions.

   BASIS OF FINANCIAL STATEMENT PRESENTATION The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and the results of operations for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to possible change in the near term relates to the determination of the allowance for loan losses. An estimate of possible changes or range of possible changes cannot be made.

   CASH AND CASH EQUIVALENTS Cash and cash equivalents as reported in the consolidated statements of cash flows includes cash on hand, cash balances due from banks, federal funds sold, and securities purchased under agreement to resell. The cash equivalents are readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value.

   FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO
RESELL Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $341,000 and $138,000 at December 31, 1996 and 1995, respectively.

   INVESTMENT SECURITIES The Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994. Under this statement, securities acquired with the ability and positive intent to hold to maturity are classified as "held-to-maturity," and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate. Unrealized losses on held-to-maturity investment securities are realized when it is determined that an other than temporary decline in value has occurred. Securities that are held to meet investment objectives such as interest rate risk and liquidity management, but which may be sold by the Company as needed to implement management strategies, are classified as "available-for-sale," and are accounted for at fair value. Unrealized gains and losses on available-for-sale securities, after applicable taxes, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Gains and losses realized upon the sale of investment securities are computed on the specific identification method.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   LOANS Loans are reported at the principal amount outstanding, net of unearned income. Unearned income includes both deferred loan origination and commitment fees and costs. The net amount of unearned income is amortized into interest income over the contractual terms of the underlying loans and commitments using the interest method or the straight-line method, if not materially different.

   ALLOWANCE FOR LOAN LOSSES The allowance for loan losses is established through a provision charged to expense. It is the Company's policy to charge off loans which, in the judgment of Management, are deemed to have a substantial risk of loss.

   The allowance for loan losses is maintained at a level deemed adequate by the Company, based upon various estimates and judgments, to provide for known and inherent risks in the loan portfolio, including loan commitments. The evaluation of the adequacy of the allowance for loan losses is based upon a continuous review of a number of factors, including historical loss experience, a review of specific loans, loan concentrations, prevailing and anticipated economic conditions that may impact the borrowers' abilities to repay loans as well as the value of underlying collateral, delinquency analysis, and an assessment of credit risk in the loan portfolio established through an ongoing credit review process by the Company and through periodic regulatory examinations.

   NONACCRUAL LOANS The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" effective January 1, 1995. SFAS No. 114 requires the Company to measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. The adoption of SFAS No. 114 and SFAS No. 118 did not have a material impact on the consolidated financial position or results of operations of the Company.

   Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), when the Company has determined, based upon currently known information, that the timely collection of principal or interest is doubtful, or when the loans otherwise become impaired under the provisions of SFAS No. 114.

   When a loan is placed on nonaccrual status, the accrued interest is reversed against interest income and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status. Generally, a loan will be returned to accrual status when all delinquent principal and interest become current in accordance with the terms of the loan agreement and full collection of the principal appears probable.

   PREMISES AND EQUIPMENT Premises and equipment are reported at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. This time period may range from one to 10 years. The Company had no capitalized lease obligations at December 31, 1996 and 1995.

   OTHER REAL ESTATE OWNED Loans secured by real estate are transferred to other real estate owned (OREO) at the time of foreclosure. OREO is carried at the lower of the recorded investment in the loan or the fair value of the property less estimated costs of disposal. Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) the fair value of the property less estimated costs of disposal is charged against the allowance for loan losses. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of noninterest expense when incurred.

   FOREIGN EXCHANGE FORWARD CONTRACTS The Company enters into foreign exchange forward contracts with customers involved in international trade finance activities, and enters into offsetting foreign exchange forward contracts with correspondent banks to hedge against the risk of fluctuations in foreign currency exchange rates related to the forward contracts entered into with its customers. The notional, or contract, amounts associated with these financial instruments are not recorded as assets or liabilities in the consolidated balance sheets. Fees on these forward contracts are included in noninterest income when the contracts are settled. Cash flows resulting from these financial instruments are classified in the same category as the cash flows resulting from the items being hedged. The Company is an end-user of these derivative financial instruments and does not conduct trading activities for such instruments.

   INCOME TAXES The Company and the Bank file a consolidated federal income tax return, and consolidated or combined state income tax returns as appropriate. The Company's federal and state income tax provisions are based upon taxes payable for the current year as well as current year changes in deferred taxes related to temporary differences between the tax basis and financial statement balances of assets and liabilities. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE Net income per common and common equivalent share is calculated using weighted average shares, including the dilutive effect of stock options outstanding during the period. Weighted average shares outstanding were 9,702,489, 9,164,135 and 8,575,366 in 1996, 1995 and 1994, respectively. Fully diluted earnings per common and common equivalent share were approximately equal to primary earnings per common and common equivalent share in each of the years ended December 31, 1996, 1995 and 1994.

   RECENT ACCOUNTING PRONOUNCEMENTS In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. SFAS No. 123 encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is realized as an expense over the service or vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which is the method currently being used by the Company. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount which must be paid to acquire the stock.

   The Company adopted SFAS No. 123 effective January 1, 1996, but continues to account for employee and director stock-based compensation plans under the intrinsic value accounting methodology prescribed by APB Opinion No. 25. SFAS No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. The effect of adoption of this statement on the consolidated financial position and results of operations of the Company was not material.

   In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides standards for distinguishing transfers of financial assets that are sales

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. This statement requires that liabilities and derivative securities incurred or obtained by transferors as part of a transfer of financial assets be initially valued at fair value, if practicable. It also requires that servicing rights and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Furthermore, SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral, and that secured parties recognize those assets and their obligation to return them in certain circumstances in which the secured party has taken control of those assets. Finally, SFAS No. 125 requires that a liability be eliminated if either: (a) the debtor pays the creditor and is relieved of its obligation for the liability, or
(b) the debtor is legally released from being the primary obligor under the liability, either judicially or by the creditor. Accordingly, a liability is not considered extinguished by an in-substance defeasance. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively, though the effective date for certain provisions has been delayed for one year from the effective date by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which was issued in December 1996. Management does not believe that the adoption of these statements will have a material impact on the Company's consolidated financial position or results of operations.

2. RESTRICTIONS ON CASH BALANCES

    The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The minimum required reserve amounts were $46.0 million and $32.5 million at December 31, 1996 and 1995, respectively. The average required reserve balance totaled $33.6 million in 1996 and $24.6 million in 1995.

3. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Securities purchased under agreement to resell outstanding at December 31, 1996 consist of U.S. agencies' and corporations' discount notes and bonds, bankers' acceptances and commercial paper. The securities underlying the agreement are book-entry securities in the Bank's account at a correspondent bank. Securities purchased under agreement to resell averaged $130.5 million in 1996, and the maximum amount outstanding at any month-end during 1996 was $130.0 million.

4. INVESTMENT SECURITIES

    In November 1995, the FASB issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" ("special report"). Concurrent with the date of this special report, but no later than December 31, 1995, an enterprise was permitted to reassess the appropriateness of the classifications of all securities held at that time. Reclassifications of securities from the held-to-maturity category that resulted from this one-time reassessment would not call into question the ability or positive intent of an enterprise to hold other debt securities to maturity. On December 28, 1995, the Company reclassified its entire $6.2 million held-to-maturity investment securities portfolio, consisting of state and local municipal bonds, as available-for-sale, and recorded a pre-tax unrealized gain on such securities of $0.4 million.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   All investment securities were classified as available-for-sale at December 31, 1996 and 1995. The Company did not maintain a trading portfolio during 1996 or 1995. The following tables detail the major components of the Company's investment securities at December 31, 1996 and 1995.

December 31, 1996                                                    AMORTIZED COST        GROSS UNREALIZED GAINS

                                                                 .................................................
                                                                              (Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities                                             $        75,090             $      619
U.S. agencies and corporations:
   Discount notes and bonds                                                  298,305                    909
   Collateralized mortgage obligations                                        58,386                      1
Mortgage-backed securities                                                     8,469                     --
Commercial paper                                                             143,086                     --
Obligations of states and political subdivisions                              22,528                    274
Other debt securities                                                         13,000                     --
Other equity securities                                                        1,996                  3,912

                                                                 -------------------------------------------------
Total                                                                $       620,860             $    5,715
                                                                 -------------------------------------------------

December 31, 1996                                                GROSS UNREALIZED LOSSES         FAIR VALUE


Available-for-sale securities:
U.S. Treasury securities                                               $       (162)          $         75,547

U.S. agencies and corporations:
   Discount notes and bonds                                                    (726)                   298,488

   Collateralized mortgage obligations                                         (349)                    58,038

Mortgage-backed securities                                                     (301)                     8,168

Commercial paper                                                                 --                    143,086

Obligations of states and political subdivisions                                (15)                    22,787

Other debt securities                                                            --                     13,000

Other equity securities                                                          --                      5,908

Total                                                                  $     (1,553)          $        625,022

December 31, 1995                                                    AMORTIZED COST        GROSS UNREALIZED GAINS

                                                                 .................................................
                                                                              (Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities                                             $        39,097             $      830
U.S. agencies and corporations:
   Discount notes and bonds                                                  164,420                    103
   Collateralized mortgage obligations                                        57,827                     --
Commercial paper                                                              52,847                     --
Obligations of states and political subdivisions                               6,196                    385
Other equity securities                                                        1,258                     85

                                                                 -------------------------------------------------
Total                                                                $       321,645             $    1,403
                                                                 -------------------------------------------------

December 31, 1995                                                GROSS UNREALIZED LOSSES         FAIR VALUE


Available-for-sale securities:
U.S. Treasury securities                                               $        (29)          $         39,898

U.S. agencies and corporations:
   Discount notes and bonds                                                    (766)                   163,757

   Collateralized mortgage obligations                                         (620)                    57,207

Commercial paper                                                               (324)                    52,523

Obligations of states and political subdivisions                                 --                      6,581

Other equity securities                                                          --                      1,343

Total                                                                  $     (1,739)          $        321,309


   Gross unrealized gains on other equity securities as of December 31, 1996 included $3.1 million related to common stock acquired from the exercise of a warrant in a client of the Bank. The Company sold the common stock, and realized approximately $3.1 million in warrant-related income, during January 1997.

   The amortized cost and fair value of investment securities classified as available-for-sale at December 31, 1996, categorized by remaining contractual maturity, are shown on the following page. Expected remaining maturities of

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) mortgage-backed securities and collateralized mortgage obligations will generally differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Other equity securities were included in the table below as due after ten years.

December 31, 1996                                                                                                AMORTIZED COST
                                                                                                              .....................


                                                                                                                   (Dollars in
                                                                                                                   thousands)
Due in one year or less                                                                                          $       288,637
Due after one year through five years                                                                                    259,301
Due after five years through ten years                                                                                     7,381
Due after ten years                                                                                                       65,541
                                                                                                              ---------------------
Total                                                                                                            $       620,860
                                                                                                              ---------------------

December 31, 1996                                                                                               FAIR VALUE

Due in one year or less                                                                                        $    288,709
Due after one year through five years                                                                               260,103
Due after five years through ten years                                                                                7,407
Due after ten years                                                                                                  68,803

Total                                                                                                          $    625,022


   Investment securities with a fair value of $46.3 million and $61.9 million at December 31, 1996 and 1995, respectively, were pledged to secure certain public deposits, foreign exchange activities at a correspondent bank and a line of credit at the Federal Reserve Bank of San Francisco discount window.

   In 1996, gross gains on sales of available-for-sale investment securities totaled $1,000, and gross losses on sales of available-for-sale investment securities were nominal. During 1995, gross gains of $6,000 and gross losses of $774,000 were realized on sales of available-for-sale investment securities. In 1994, gross losses realized on sales of available-for-sale investment securities totaled $2.5 million, while gross gains realized totaled $100,000.

5. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

    The detailed composition of loans, net of unearned income of $5,658 and $3,813 at December 31, 1996 and 1995, respectively, is presented in the following table:

December 31,                                                      1996          1995

                                                              ..............................
                                                                (Dollars in thousands)
Commercial                                                      $ 755,699     $ 622,488
Real estate term                                                   44,475        56,845
Real estate construction                                           27,540        17,194
Consumer and other                                                 35,778        41,878

                                                              ------------------------------
Total loans                                                     $ 863,492     $ 738,405
                                                              ------------------------------

   The Company's loan classifications for financial reporting purposes differ from those for regulatory reporting purposes. Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Loans are classified for regulatory reporting purposes based upon the type of collateral securing the loans.

   A substantial percentage of the Company's loans are commercial in nature, and such loans are generally made to emerging growth and middle-market companies in a variety of industries. Total loans to companies in the semiconductor practice (as identified by Standard Industrial Codes) amounted to 11.4% of the Company's gross loans as of December 31, 1996. No other particular industry sector represented more than 10.0% of the Company's loan portfolio as of December 31, 1996.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The activity in the allowance for loan losses is summarized below:

Years Ended December 31,                                 1996       1995       1994

                                                       ...............................
                                                           (Dollars in thousands)
Balance at January 1,                                  $  29,700  $  20,000  $  25,000
Provision for loan losses                                 10,426      8,737      3,087
Loans charged off                                         (9,728)    (4,958)   (11,408)
Recoveries                                                 2,302      5,921      3,321
                                                       -------------------------------
Balance at December 31,                                $  32,700  $  29,700  $  20,000
                                                       -------------------------------

   The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $14.6 million and $27.9 million at December 31, 1996 and 1995, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $5.2 million at December 31, 1996 and $6.8 million at December 31, 1995. Average impaired loans for 1996 and 1995 totaled $22.9 million and $16.1 million, respectively. If these loans had not been impaired, $1.6 million and $1.4 million in interest income would have been realized during the years ended December 31, 1996 and 1995, respectively. The Company realized no interest income on such impaired loans during 1996 or 1995.

6. PREMISES AND EQUIPMENT

    Premises and equipment consist of the following:

December 31,                                                             1996       1995

                                                                       ....................
                                                                           (Dollars in
                                                                            thousands)
Cost:
   Furniture and equipment                                             $   4,205  $   3,639
   Leasehold improvements                                                  3,066      2,990
                                                                       --------------------
Total cost                                                                 7,271      6,629
Accumulated depreciation and amortization                                 (3,116)    (1,932)
                                                                       --------------------
Premises and equipment - net                                           $   4,155  $   4,697
                                                                       --------------------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The Company is obligated under a number of noncancellable operating leases for premises which expire at various dates through June 2005, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancellable operating leases:

                                                                                  (Dollars in
Years Ending December 31,                                                         thousands)
1997
1998
1999
2000
2001
After 2001
Total

1997                                                                                                                        $   1,76
5
1998                                                                                                                            1,70
4
1999                                                                                                                            1,60
4
2000                                                                                                                            1,44
9
2001                                                                                                                            1,24
7
After 2001                                                                                                                      3,77
4
                                                                                                                              ------
-
Total                                                                                                                       $  11,54
3
                                                                                                                              ------
-

   Rent expense for premises leased under operating leases totaled $1.9 million, $2.0 million and $1.4 million for the years ended December 31, 1996, 1995, and 1994, respectively.

7. INCOME TAXES

   The components of the Company's provision for income taxes consist of the following:

Years Ended December 31,                                  1996       1995       1994

                                                        ...............................
                                                            (Dollars in thousands)
Current provision:
   Federal                                              $  12,425  $  12,137  $   4,224
   State                                                    4,719      3,429      1,191
Deferred (benefit) provision:
   Federal                                                 (1,770)    (3,383)     1,163
   State                                                   (1,064)      (481)       852
                                                        -------------------------------
Income tax expense                                      $  14,310  $  11,702  $   7,430
                                                        -------------------------------

   A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is shown below.

Years Ended December 31,                                     1996        1995        1994
                                                          ......................................
Federal statutory income tax rate                              35.0%       35.0%       35.0%
State income taxes, net of the federal tax effect               6.6         6.4         7.5
Tax-exempt interest income                                     (0.4)       (0.5)       (1.1)
Other - net                                                    (1.2)       (1.7)        3.6

                                                          --------------------------------------
Effective income tax rate                                      40.0%       39.2%       45.0%
                                                          --------------------------------------

   Deferred tax assets (liabilities) consist of the following:

December 31,                                                            1996       1995

                                                                      ....................
                                                                          (Dollars in
                                                                           thousands)
Deferred tax assets:
   Allowance for loan losses                                          $  12,955  $  11,204
   Other reserves not currently deductible                                3,158      3,094
   State income taxes                                                     1,608      1,327
   Depreciation and amortization                                            768        394
   Net unrealized loss on available-for-sale investments                     --        138
                                                                      --------------------
Gross deferred tax assets                                                18,489     16,157

Deferred tax liabilities:
   Other deferred tax liabilities                                           (93)      (457)
   Net unrealized gain on available-for-sale investments                 (1,706)        --
                                                                      --------------------
Gross deferred tax liabilities                                           (1,799)      (457)
                                                                      --------------------
Net deferred tax assets                                               $  16,690  $  15,700
                                                                      --------------------

   The Company believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the net deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income. The amount of the total gross deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

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

   Employees participating in the 401(k) component of the plan may elect to have a portion of their salary deferred and contributed to the plan. The amount of salary deferred is not subject to federal or state income taxes at the time of deferral. The Company matches up to $1,000 of an employee's contributions in any plan year, with the Company's matching contribution vesting in equal annual increments over five years. Under the current and previous plans, the Company's matching contributions totaled $0.3 million in 1996, 1995 and 1994.

   In March 1996, the Company established the Silicon Valley Bank Money Purchase Pension Plan (the "MPP Plan"), effective January 1, 1995, for the guaranteed 5.0% quarterly contributions formerly made to the ESOP prior to 1995. All individuals that are employed by the Company on the first and last day of a fiscal quarter are eligible for quarterly MPP Plan contributions. On a quarterly basis, the Company contributes cash in an amount equal to 5.0% of an eligible employee's quarterly base salary, less Internal Revenue Code (IRC) Section 401(k) and Section 125 deferrals. The MPP Plan contributions vest in equal annual increments over five years. The Company's contributions to the MPP Plan totaled $0.8 million in both 1996 and 1995.

   Discretionary ESOP contributions, based on the Company's net income, are made by the Company to all eligible individuals employed by the Company on the last day of the fiscal year. The Company may elect to contribute cash, or the

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company's common stock, in an amount not exceeding 10.0% of the eligible employee's base salary earned in that year, less IRC Section 401(k) and Section 125 deferrals. The ESOP contributions vest in equal annual increments over five years. Under the current and previous plans, the Company's contributions to the ESOP totaled $1.4 million, $1.5 million and $1.6 million for 1996, 1995 and 1994, respectively. At December 31, 1996, the ESOP owned 435,045 equivalent shares of the Company's common stock. All shares held by the ESOP are treated as outstanding shares in the computation of the Company's net income per common and common equivalent share.

   The Company has an employee stock purchase plan (ESPP) under which participating employees may contribute up to 10.0% of their gross compensation to purchase shares of the Company's common stock at 85.0% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees of the Company are eligible to participate in the ESPP. The ESPP is noncompensatory and results in no expense to the Company. For the first six-month offering period of 1996, 20,481 shares of the Company's common stock were issued under the ESPP at $20.40 per share, while 17,116 shares of the Company's common stock were issued at $21.89 per share for the second six-month offering period of 1996. At December 31, 1996, 130,814 shares of the Company's common stock were reserved for future issuance under the ESPP.

   The Company's 1983 and 1989 stock option plans provide for the granting of incentive and non-qualified stock options which entitle directors, officers and key employees, and certain other parties to purchase shares of the Company's common stock at a price not less than the fair market value of the common stock on the date the option is granted. Options vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant. The following table provides information on the 1983 and 1989 stock option plans:

                                                         1996                                     1995
                                        .......................................  .......................................
                                                           WEIGHTED- AVERAGE                        WEIGHTED- AVERAGE
                                            SHARES           EXERCISE PRICE          SHARES           EXERCISE PRICE
                                        ................................................................................
Outstanding at January 1,                     1,116,202       $      10.29               996,001       $       8.15
Granted                                         143,477              24.56               372,093              14.39
Exercised                                      (215,239)              9.07              (222,811)              7.48
Forfeited                                       (10,085)             12.44               (29,081)             10.41
                                        --------------------------------------------------------------------------------
Outstanding at December 31,                   1,034,355       $      12.50             1,116,202       $      10.29
                                        --------------------------------------------------------------------------------
Exercisable at December 31,                     666,096       $      11.14               580,358       $       8.05
                                        --------------------------------------------------------------------------------

                                                         1994
                                        .......................................
                                                           WEIGHTED- AVERAGE
                                            SHARES           EXERCISE PRICE

Outstanding at January 1,                       920,021       $       7.54
Granted                                         228,250              10.19
Exercised                                       (76,150)              4.30
Forfeited                                       (76,120)             10.19

Outstanding at December 31,                     996,001       $       8.15

Exercisable at December 31,                     613,345       $       7.13


                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The following table summarizes information about stock options outstanding as of December 31, 1996:

                                                                                                 OPTIONS OUTSTANDING
                                                                                        ......................................
                                                                                                            WEIGHTED- AVERAGE
                                                                                                                REMAINING
                                                                                             NUMBER        CONTRACTUAL LIFE IN
RANGES OF EXERCISE PRICES                                                                  OUTSTANDING            YEARS
                                                                                        ......................................
$ 2.15 - $ 5.98                                                                                  145,084             1.61
  8.25 -   9.13                                                                                  194,500             1.11
  9.50 -  10.38                                                                                  165,128             1.83
 10.87 -  13.25                                                                                   54,606             1.27
 13.63 -  13.63                                                                                  195,060             3.06
 14.13 -  23.00                                                                                  148,000             3.88
 24.25 -  31.25                                                                                  131,977             4.40
                                                                                        --------------------------------------
$ 2.15 - $31.25                                                                                1,034,355             2.49
                                                                                        --------------------------------------

                                                                                                           OPTIONS
                                                                                                       ...............
                                                                                          WEIGHTED-
                                                                                           AVERAGE
                                                                                          EXERCISE         NUMBER
RANGES OF EXERCISE PRICES                                                                   PRICE        EXERCISABLE

$ 2.15 - $ 5.98                                                                          $      4.53          145,084
  8.25 -   9.13                                                                                 8.69          182,000
  9.50 -  10.38                                                                                 9.84          116,832
 10.87 -  13.25                                                                                11.90           48,273
 13.63 -  13.63                                                                                13.63           62,730
 14.13 -  23.00                                                                                16.08           10,200
 24.25 -  31.25                                                                                24.79          100,977

$ 2.15 - $31.25                                                                          $     12.50          666,096


                                                                                          WEIGHTED-
                                                                                           AVERAGE
                                                                                          EXERCISE
RANGES OF EXERCISE PRICES                                                                   PRICE

$ 2.15 - $ 5.98                                                                          $      4.53
  8.25 -   9.13                                                                                 8.71
  9.50 -  10.38                                                                                 9.87
 10.87 -  13.25                                                                                11.83
 13.63 -  13.63                                                                                13.63
 14.13 -  23.00                                                                                14.13
 24.25 -  31.25                                                                                24.32

$ 2.15 - $31.25                                                                          $     11.14


   At December 31, 1996, options for 20,946 shares were available for future grant under the Company's 1989 stock option plan, and there were no shares available for future grant under the Company's 1983 stock option plan.

   The Company's 1989 stock option plan also provides for the granting of shares to directors and employees. Shares granted to directors as compensation for their services are fully vested on the date of grant. Shares granted to employees may be subject to certain vesting requirements and resale restrictions (restricted stock). For restricted stock, unearned compensation equivalent to the market value of the common stock on the date of grant is charged to shareholders' equity and subsequently amortized into noninterest expense over the vesting term. In 1996, 17,500 shares of restricted stock were issued to employees at a weighted-average fair value of $23.46 per share. There were no restricted stock grants in 1995, and in 1994, 1,000 shares of restricted stock were issued to employees at a weighted-average fair value of $10.25 per share. At December 31, 1996, there were 34,167 shares of restricted stock outstanding, and the vesting of these shares occurs at various periods through 2001.

   The Company recognized $0.1 million, $0.5 million and $0.2 million in employee stock-based compensation costs resulting from amortization of unearned compensation related to restricted stock and other miscellaneous employee stock awards during 1996, 1995 and 1994, respectively.

   The Company adopted SFAS No. 123 effective January 1, 1996, but continues to account for employee and director stock-based compensation plans under the intrinsic value accounting methodology prescribed by APB Opinion No. 25. SFAS No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. Accordingly, no compensation cost has been recognized for the Company's stock option awards to employees and directors and for shares issued under the ESPP to employees in 1996 and 1995. The weighted-average fair values of options granted to employees, directors and certain other parties were $10.83 per share in 1996 and $6.70 per share in 1995. The Company reported net income and net income per common and common equivalent share of $21.5 million and $2.21, and $18.2 million and $1.98, for the years ended December 31, 1996 and 1995, respectively. Had compensation cost related to the Company's stock option awards to employees and directors and the ESPP been determined under the fair

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) value method prescribed under SFAS No. 123, the Company's pro forma net income and net income per common and common equivalent share would have been $20.5 million and $2.12, and $17.2 million and $1.90, for the years ended December 31, 1996 and 1995, respectively.

   The fair value of the stock option grants in 1996 and 1995, used in determining the pro forma net income and net income per common and common equivalent share amounts indicated above, were estimated using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0.0% for both 1996 and 1995, expected life of the options of four years for both 1996 and 1995, expected volatility, over a four year period, of the Company's underlying common stock of 47.53% and 51.08% for 1996 and 1995, respectively, and expected risk-free interest rates, over a four year period, of 6.05% and 6.29% for 1996 and 1995, respectively. Compensation expense related to the ESPP in 1996 and 1995, used in determining the pro forma net income and net income per common and common equivalent share amounts indicated above, was equal to the difference between the fair value of the Company's common stock when issued under the ESPP and the actual price paid by the employees to acquire the common stock.

9. RELATED PARTIES

    In 1992, the Board of Directors of the Bank adopted a policy to prohibit new loan commitments to directors, officers or employees of the Company and the Bank. Term loans to related parties existing at December 31, 1992 were allowed to run their full term. When made, these related party loans consisted of terms, including interest rates and collateral requirements, comparable to those prevailing at that time for similar transactions with unrelated parties, and did not involve more than the normal amount of credit risk or present other unfavorable features. At December 31, 1996, the Company had no loans outstanding to related parties, as the $1.5 million balance outstanding at the prior year end was repaid during 1996.

   In 1995, the Silicon Valley Bank Foundation (the "Foundation") was formed. The Foundation is funded entirely by the Company, and was established by the Company to maintain good corporate citizenship in its communities. The Company contributed $0.1 million in both 1996 and 1995 to the Foundation.

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

COMMITMENTS TO EXTEND CREDIT A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the customer upon the Company issuing the commitment. As of December 31, 1996 and 1995, the Company had $392.2 million and $256.9 million of unused loan commitments available to customers, of which $80.2 million and $10.4 million had a fixed interest rate, respectively. The Company's exposure arising from interest rate risk associated with fixed rate loan commitments is not considered material. Commitments which are unavailable for funding due to customers not meeting all collateral, compliance and financial covenants required under loan commitment agreements totaled $952.5 million and $789.1 million at December 31, 1996 and 1995, respectively.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The Company's potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. The Company uses the same credit approval and monitoring process in extending loan commitments as it does in making loans. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. The Company evaluates each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in Management's evaluation of the adequacy of the allowance for loan losses.

COMMERCIAL AND STANDBY LETTERS OF CREDIT Commercial and standby letters of credit represent conditional commitments issued by the Company on behalf of a customer to guarantee the performance of the customer to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by customers and are typically short-term in nature. Standby letters of credit are typically issued as a credit enhancement for clients' contractual obligations to third parties such as landlords. Letters of credit have fixed expiration dates and generally require a fee paid by the customer upon the Company issuing the commitment. Fees generated from these letters of credit are recognized in noninterest income over the commitment period. At December 31, 1996 and 1995, commercial and standby letters of credit totaled $81.1 million and $72.4 million, respectively.

   The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to customers, and accordingly, the Company uses a credit evaluation process and collateral requirements similar to those for loan commitments. The actual liquidity needs or the credit risk that the Company will experience will be lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

FOREIGN EXCHANGE FORWARD CONTRACTS The Company enters into foreign exchange forward contracts with customers involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the customer need. The Company enters into offsetting foreign exchange forward contracts with correspondent banks to hedge against the risk of fluctuations in foreign currency exchange rates related to the forward contracts entered into with its customers. These contracts are short-term in nature, typically expiring in less than 90 days. At December 31, 1996 and 1995, the notional amounts of these contracts totaled $28.7 million and $29.0 million, respectively. Credit exposure for foreign exchange forward contracts is equal to the gross unrealized gains in such contracts. Total gross unrealized gains on these contracts with both customers and correspondent banks amounted to $0.9 million at December 31, 1996 and $0.5 million at December 31, 1995. The Company has incurred no losses from counterparty nonperformance and anticipates performance by all counterparties to such foreign exchange forward contracts.

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

   Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for most of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) time. Fair valuations are Management's estimates of the values, and they are often calculated based on current pricing policies, the economic and competitive environment, the characteristics of the financial instruments, expected losses, and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment, and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets, and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.

   The following methods and assumptions have been used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value.

   Cash and cash equivalents: This category includes cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and securities purchased under agreement to resell. The cash equivalents are readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value. For these short-term financial instruments, the carrying amount is a reasonable estimate of fair value.

   Investment securities: For investment securities classified as available-for-sale, fair values are based on quoted market prices or dealer quotes.

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

   Deposits: The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW accounts and money market deposits is equal to the amount payable on demand at the reporting date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered by the Company for time deposits with similar remaining maturities. The fair value of deposits does not include the benefit that results from the low cost of funding provided by the Company's deposits as compared to the cost of borrowing funds in the market.

   Off-balance sheet financial instruments: The Company has not estimated the fair value of off-balance sheet commitments to extend credit, commercial letters of credit and standby letters of credit. Because of the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with the lack of an established market for these financial instruments, Management does not believe it is meaningful or practicable to provide an estimate of fair value.

   The fair value of foreign exchange forward contracts is based on the estimated amounts the Company would receive or pay to terminate the contracts at the reporting date (i.e., mark-to-market value).

   Limitations: The information presented herein is based on pertinent information available to the Company as of December 31, 1996 and 1995, respectively. Although Management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year end and the estimated fair values of these financial instruments may have changed significantly since that point in time.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are presented below. Bracketed amounts in the estimated fair value columns represent estimated cash outflows required to settle the obligations at market rates as of the respective reporting dates.

                                                                                               1996
                                                                           ............................................
December 31,                                                                 CARRYING AMOUNT      ESTIMATED FAIR VALUE

                                                                           ............................................
                                                                                      (Dollars in thousands)
Financial Assets:
  Cash and due from banks                                                   $          122,836     $          122,836
  Federal funds sold and securities purchased under agreement to resell                310,341                310,341
  Investment securities, at fair value                                                 625,022                625,022
  Gross loans                                                                          869,150                836,074
  Less:
    Unearned income                                                                     (5,658)                    --
    Allowance for loan losses                                                          (32,700)                    --
                                                                           --------------------------------------------
  Net loans                                                                            830,792                836,074
Financial Liabilities:
  Noninterest-bearing demand deposits                                                  599,257                599,257
  Money market and NOW deposits                                                      1,089,834              1,089,834
  Time deposits                                                                         85,213                 85,282
Off-Balance Sheet Financial Instruments:
  Foreign exchange forward contracts - receive                                              --                 13,445
  Foreign exchange forward contracts - pay                                                  --                (13,445)

                                                                                               1995
                                                                           ............................................

December 31,                                                                 CARRYING AMOUNT      ESTIMATED FAIR VALUE


Financial Assets:
  Cash and due from banks                                                     $       85,187        $         85,187

  Federal funds sold and securities purchased under agreement to resell              257,138                 257,138

  Investment securities, at fair value                                               321,309                 321,309

  Gross loans                                                                        742,218                 715,306

  Less:
    Unearned income                                                                   (3,813)                     --

    Allowance for loan losses                                                        (29,700)                     --

  Net loans                                                                          708,705                 715,306

Financial Liabilities:
  Noninterest-bearing demand deposits                                                451,318                 451,318

  Money market and NOW deposits                                                      773,292                 773,292

  Time deposits                                                                       65,450                  65,626

Off-Balance Sheet Financial Instruments:
  Foreign exchange forward contracts - receive                                            --                  14,082

  Foreign exchange forward contracts - pay                                                --                 (14,082)


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

   Additionally, certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company and/or the Bank. Based upon information available to the Company, its review of such claims to date and consultation with its counsel, Management believes the liability relating to these actions, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. REGULATORY MATTERS

    During 1993, the Company and the Bank consented to formal supervisory orders by the Federal Reserve Bank of San Francisco, and the Bank consented to a formal supervisory order by the California State Banking Department. These orders contained certain operating restrictions and other limitations with respect to the conduct of the Company's and the Bank's activities. On March 27, 1996, the orders imposed by the Federal Reserve Bank of San Francisco were terminated, and on April 9, 1996, the order imposed by the California State Banking Department was terminated. Neither the Company nor the Bank was subject to any formal supervisory actions as of December 31, 1996.

   The Bank is subject to certain restrictions on the amount of dividends that it may declare without the prior approval of the Federal Reserve Board and the California State Banking Department. At December 31, 1996, approximately $39.1 million of the Bank's retained earnings were available for dividend declaration to the Company without prior regulatory approval.

   The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material impact on the Company's and/or the Bank's financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's balance sheet items, as well as certain off-balance sheet items, as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   Under these capital guidelines, the minimum total risk-based capital requirement is 10.0% of risk-weighted assets and certain off-balance sheet items for a "well capitalized" depository institution. At least 6.0% of the 10.0% total risk-based capital ratio must consist of Tier 1 capital, defined as common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies), and minority interests in consolidated subsidiaries, less most intangible assets, and the remainder may consist of eligible term subordinated debt, cumulative perpetual preferred stock, long-term preferred stock, a limited amount of the allowance for loan losses, and certain other instruments with some characteristics of equity.

   The Federal Reserve Board has established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well capitalized depository institution.

   Management believes, as of December 31, 1996, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 1996, the most recent notifications from the Federal Reserve Board categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   The following table presents the capital ratios for the Company and the Bank, compared to the minimum regulatory capital requirements for an "adequately capitalized" depository institution, as of December 31, 1996 and 1995:

                                                                                                          ACTUAL RATIO
                                                                                                          ............
As of December 31, 1996:
Total risk-based capital ratio
   Company                                                                                                      11.5%
   Bank                                                                                                         10.8%
Tier 1 risk-based capital ratio
   Company                                                                                                      10.2%
   Bank                                                                                                          9.6%
Tier 1 leverage ratio
   Company                                                                                                       7.7%
   Bank                                                                                                          7.2%

As of December 31, 1995:
Total risk-based capital ratio
   Company                                                                                                      11.9%
   Bank                                                                                                         11.4%
Tier 1 risk-based capital ratio
   Company                                                                                                      10.6%
   Bank                                                                                                         10.2%
Tier 1 leverage ratio
   Company                                                                                                       8.0%
   Bank                                                                                                          7.7%



As of December 31, 1996:
Total risk-based capital ratio
   Company                                                                                                $      149,408
   Bank                                                                                                   $      140,308
Tier 1 risk-based capital ratio
   Company                                                                                                $      132,944
   Bank                                                                                                   $      123,916
Tier 1 leverage ratio
   Company                                                                                                $      132,944
   Bank                                                                                                   $      123,916
As of December 31, 1995:
Total risk-based capital ratio
   Company                                                                                                $      117,773
   Bank                                                                                                   $      113,315
Tier 1 risk-based capital ratio
   Company                                                                                                $      105,173
   Bank                                                                                                   $      100,710
Tier 1 leverage ratio
   Company                                                                                                $      105,173
   Bank                                                                                                   $      100,710


                                                                                                          MINIMUM RATIO

As of December 31, 1996:
Total risk-based capital ratio
   Company                                                                                                       8.0%
   Bank                                                                                                          8.0%
Tier 1 risk-based capital ratio
   Company                                                                                                       4.0%
   Bank                                                                                                          4.0%
Tier 1 leverage ratio
   Company                                                                                                       4.0%
   Bank                                                                                                          4.0%
As of December 31, 1995:
Total risk-based capital ratio
   Company                                                                                                       8.0%
   Bank                                                                                                          8.0%
Tier 1 risk-based capital ratio
   Company                                                                                                       4.0%
   Bank                                                                                                          4.0%
Tier 1 leverage ratio
   Company                                                                                                       4.0%
   Bank                                                                                                          4.0%

                                                                                                           MINIMUM CAPITAL

                                                                                                             REQUIREMENT

As of December 31, 1996:
Total risk-based capital ratio
   Company                                                                                                 $        104,074

   Bank                                                                                                    $        103,601

Tier 1 risk-based capital ratio
   Company                                                                                                 $         52,037

   Bank                                                                                                    $         51,801

Tier 1 leverage ratio
   Company                                                                                                 $         69,151

   Bank                                                                                                    $         68,814

As of December 31, 1995:
Total risk-based capital ratio
   Company                                                                                                 $         79,272

   Bank                                                                                                    $         79,301

Tier 1 risk-based capital ratio
   Company                                                                                                 $         39,636

   Bank                                                                                                    $         39,651

Tier 1 leverage ratio
   Company                                                                                                 $         52,298

   Bank                                                                                                    $         52,269


                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

    The condensed balance sheets of Silicon Valley Bancshares (parent company only) at December 31, 1996 and 1995, and the related condensed income statements and condensed statements of cash flows for the years ended December 31, 1996, 1995 and 1994 are presented below. Certain reclassifications have been made to the parent company's 1995 and 1994 financial information to conform to the 1996 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

CONDENSED BALANCE SHEETS

December 31,                                                                     1996       1995

                                                                               ....................
                                                                                   (Dollars in
                                                                                    thousands)
Assets:
   Cash on deposit with subsidiary bank                                        $   4,225  $   4,559
   Investment securities, at fair value                                            9,538         86
   Other assets                                                                      212         16
   Investment in subsidiary bank                                                 124,064    100,460
                                                                               --------------------
Total assets                                                                   $ 138,039  $ 105,121
                                                                               --------------------

Liabilities                                                                    $   2,639  $     147
Shareholders' equity                                                             135,400    104,974
                                                                               --------------------
Total liabilities and shareholders' equity                                     $ 138,039  $ 105,121
                                                                               --------------------

CONDENSED INCOME STATEMENTS

Years Ended December 31,                                                  1996       1995       1994

                                                                        ...............................
                                                                            (Dollars in thousands)
Interest income                                                         $     345  $      99  $      98
Income from the disposition of client warrants                              5,389      8,205      2,840
General and administrative expenses                                          (175)       (86)       (53)
Income tax expense                                                         (2,364)    (3,497)    (1,227)
                                                                        -------------------------------
Income before equity in net income of subsidiary                            3,195      4,721      1,658
Equity in net income of subsidiary                                         18,271     13,432      7,408
                                                                        -------------------------------
Net income                                                              $  21,466  $  18,153  $   9,066
                                                                        -------------------------------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                 1996       1995       1994

                                                                       ...............................
                                                                           (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                           $  21,466  $  18,153  $   9,066
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Equity in net income of subsidiary bank                              (18,271)   (13,432)    (7,408)
    (Increase) decrease in other assets                                     (196)       (16)       197
    Increase (decrease) in liabilities                                       924        217       (248)
    Other, net                                                                27         16         --
                                                                       -------------------------------
Net cash provided by operating activities                                  3,950      4,938      1,607
                                                                       -------------------------------
Cash flows from investing activities:
  Net (increase) decrease in investment securities                        (5,626)        --         13
  Investment in subsidiary bank                                           (2,956)    (5,720)    (4,633)
                                                                       -------------------------------
Net cash applied to investing activities                                  (8,582)    (5,720)    (4,620)
                                                                       -------------------------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance costs            4,298      4,267      1,913
                                                                       -------------------------------
Net cash provided by financing activities                                  4,298      4,267      1,913
                                                                       -------------------------------
Net (decrease) increase in cash                                             (334)     3,485     (1,100)
Cash on deposit with subsidiary bank at January 1,                         4,559      1,074      2,174
                                                                       -------------------------------
Cash on deposit with subsidiary bank at December 31,                   $   4,225  $   4,559  $   1,074
                                                                       -------------------------------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. UNAUDITED QUARTERLY FINANCIAL DATA

                                                1996                                        1995
                             ..........................................  ..........................................
                                1ST        2ND        3RD        4TH        1ST        2ND        3RD        4TH
                               QTR.       QTR.       QTR.       QTR.       QTR.       QTR.       QTR.       QTR.

                             ......................................................................................
                                                (Dollars in thousands, except per share amounts)
Net interest income          $  20,273  $  20,866  $  22,942  $  23,194  $  18,165  $  18,367  $  17,916  $  19,504
Provision for loan losses        1,523      2,065      2,962      3,876      1,355      1,406      3,337      2,639
Noninterest income               1,833      3,554      2,013      4,209        977      2,482      5,098      4,008
Noninterest expense             12,788     12,960     13,207     13,727     12,068     12,416     11,911     11,530
                             --------------------------------------------------------------------------------------
Income before income taxes       7,795      9,395      8,786      9,800      5,719      7,027      7,766      9,343
Income tax expense               3,118      3,758      3,514      3,920      2,439      3,046      2,303      3,914
                             --------------------------------------------------------------------------------------
Net income                   $   4,677  $   5,637  $   5,272  $   5,880  $   3,280  $   3,981  $   5,463  $   5,429
                             --------------------------------------------------------------------------------------
Net income per common and
 common equivalent share     $    0.49  $    0.58  $    0.54  $    0.60  $    0.37  $    0.44  $    0.59  $    0.58
                             --------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the sections titled "Proposal No. 1 - Election of Directors," "Information on Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the sections titled "Information on Executive Officers," "Report of the Personnel and Compensation Committee of the Board on Executive Compensation," "Table 1 - Summary Compensation," "Table 2 - Option Grants in Fiscal Year 1996," "Table 3 - Aggregated Option Exercises in Fiscal Year 1996 and Fiscal Year-End Option Values," "Termination Arrangements," "Return to Shareholders Performance Graph," and "Director Compensation" contained in the definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the sections titled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" contained in the definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the section titled "Certain Relationships and Related Transactions" in the definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders is incorporated herein by reference.

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

(a) 3.

   Exhibits are listed in the Index to Exhibits beginning on page 69 of this report.

(b) Reports on Form 8-K.

   No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SILICON VALLEY BANCSHARES

                                                By: /s/ JOHN C. DEAN
                                          --------------------------------------
                                          John C. Dean
                                          President and Chief Executive Officer

Dated: March 20, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                                    SIGNATURE                                                           TITLE
 .................................................................................  .............................................

/s/ DANIEL J. KELLEHER                                                              Chairman of the Board of Directors and
---------------------------------------------                                       Director
Daniel J. Kelleher

/s/ JOHN C. DEAN                                                                    President, Chief Executive Officer and
---------------------------------------------                                       Director (Principal Executive Officer)
John C. Dean

/s/ SCOTT H. RAY                                                                    Executive Vice President, Chief Financial
---------------------------------------------                                       Officer (Principal Financial Officer)
Scott H. Ray

/s/ CHRISTOPHER T. LUTES                                                            Senior Vice President, Controller (Principal
---------------------------------------------                                       Accounting Officer)
Christopher T. Lutes

/s/ GARY K. BARR                                                                    Director
---------------------------------------------
Gary K. Barr

                                    SIGNATURE                                                   DATE
 .................................................................................  ............................
/s/ DANIEL J. KELLEHER                                                              March 20, 1997
---------------------------------------------
Daniel J. Kelleher
/s/ JOHN C. DEAN                                                                    March 20, 1997
---------------------------------------------
John C. Dean
/s/ SCOTT H. RAY                                                                    March 20, 1997
---------------------------------------------
Scott H. Ray
/s/ CHRISTOPHER T. LUTES                                                            March 20, 1997
---------------------------------------------
Christopher T. Lutes
/s/ GARY K. BARR                                                                    March 20, 1997
---------------------------------------------
Gary K. Barr

                                    SIGNATURE                                                           TITLE
 .................................................................................  .............................................

/s/ JAMES F. BURNS, JR.                                                             Director
---------------------------------------------
James F. Burns, Jr.

/s/ CLARENCE J. FERRARI, JR.                                                        Director
---------------------------------------------
Clarence J. Ferrari, Jr.

/s/ HENRY M. GAY                                                                    Director
---------------------------------------------
Henry M. Gay

/s/ JAMES R. PORTER                                                                 Director
---------------------------------------------
James R. Porter

/s/ MICHAEL ROSTER                                                                  Director
---------------------------------------------
Michael Roster

/s/ ANN R. WELLS                                                                    Director
---------------------------------------------
Ann R. Wells

/s/ DAVID DEWILDE                                                                   Director
---------------------------------------------
David deWilde

                                    SIGNATURE                                                   DATE
 .................................................................................  ............................
/s/ JAMES F. BURNS, JR.                                                             March 20, 1997
---------------------------------------------
James F. Burns, Jr.
/s/ CLARENCE J. FERRARI, JR.                                                        March 20, 1997
---------------------------------------------
Clarence J. Ferrari, Jr.
/s/ HENRY M. GAY                                                                    March 20, 1997
---------------------------------------------
Henry M. Gay
/s/ JAMES R. PORTER                                                                 March 20, 1997
---------------------------------------------
James R. Porter
/s/ MICHAEL ROSTER                                                                  March 20, 1997
---------------------------------------------
Michael Roster
/s/ ANN R. WELLS                                                                    March 20, 1997
---------------------------------------------
Ann R. Wells
/s/ DAVID DEWILDE                                                                   March 20, 1997
---------------------------------------------
David deWilde

                                INDEX TO EXHIBITS

  EXHIBIT
    NO.                                                            DESCRIPTION
 ...........  ......................................................................................................................
   3.1        Articles of Incorporation of the Company, as amended (1)

   3.2        By-Laws of the Company, as amended (7)

   4.1        Article Three of Articles of Incorporation (included in Exhibit 3.1) (1)

  10.3        Employment Agreement between Silicon Valley Bancshares and John C. Dean (10)

  10.5        Silicon Valley Bancshares Incentive Savings Plan (2)

  10.7        Lease Agreement between Silicon Valley Bancshares and Almaden Tower Partners, a California general partnership; Ten
                 Almaden Blvd., San Jose, California 95113 (5)

  10.9        Lease Agreement between Silicon Valley Bank and Palo Alto Square; Two Palo Alto Square, Palo Alto, California 94306
                 (4)

  10.9(a)     Second amendment to lease outlined in Exhibit 10.9 (10)

  10.10       Lease Agreement between Silicon Valley Bank and Sharon Land Company; 3000 Sand Hill Road, Menlo Park, California 94025
                 (1)

  10.10(a)    First amendment to lease outlined in Exhibit 10.10 (12)

  10.10(b)    Second amendment to lease outlined in Exhibit 10.10 (12)

  10.15       Lease Agreement between Silicon Valley Bank and Ms. Anita McGill; 11000 S.W. Stratus Avenue, Suite 170, Beaverton,
                 Oregon 97005 (9)

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

  EXHIBIT       SEQUENTIALLY
    NO.         NUMBERED PAGE
 ...........  .................
   3.1               --
   3.2               --
   4.1               --
  10.3               --
  10.5               --
  10.7
                     --
  10.9
                     --
  10.9(a)            --
  10.10
                     --
  10.10(a)           --
  10.10(b)           --
  10.15
                     --
  10.16
                     --
  10.17              --
  10.18

                     --
  10.19
                     --
  10.20
                     --
  10.21
                     --
  10.22
                     --
  10.24
                     --

  EXHIBIT
    NO.                                                            DESCRIPTION
 ...........  ......................................................................................................................
  10.25       Employment Agreement among Silicon Valley Bank, Silicon Valley Bancshares, and Roger V. Smith (11)

  10.26       Mutual General Release Agreement among Silicon Valley Bank, Silicon Valley Bancshares, and Dennis G. Uyemura (11)

  10.27       Consulting Agreement among Silicon Valley Bank, Silicon Valley Bancshares, and Dennis G. Uyemura (11)

  10.28       Amendment and Restatement of the Silicon Valley Bancshares 1989 Stock Option Plan (7)

  10.29       Silicon Valley Bank Money Purchase Pension Plan (7)

  10.30       Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan (7)

  10.31       Amendment and Restatement of the Silicon Valley Bank 401(k) and Employee Stock Ownership Plan (7)

  10.32       Executive Change in Control Severance Benefits Agreement (6)

  10.33       Change in Control Severance Policy For Non-executives (6)

  11.1        Calculation of Earnings per Share

  21.1        Subsidiaries of Silicon Valley Bancshares

  23.1        Independent Auditors' Consent

  27.1        Financial Data Schedule

  99.1        Letter dated March 27, 1996 from the Federal Reserve Bank of San Francisco regarding termination of the April 15, 1993
                 Consent Order (8)

  99.2        Letter dated April 9, 1996 from the California State Banking Department regarding termination of the April 20, 1993
                 Final Order (8)

  EXHIBIT       SEQUENTIALLY
    NO.         NUMBERED PAGE
 ...........  .................
  10.25              --
  10.26              --
  10.27              --
  10.28              --
  10.29              --
  10.30              --
  10.31              --
  10.32              --
  10.33              --
  11.1                   71
  21.1                   72
  23.1                   73
  27.1                   74
  99.1
                     --
  99.2
                     --

----------------------------------

 (1) Incorporated by reference to Exhibits 3.1, 4.1 and 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

 (2) Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

 (3) Incorporated by reference to Exhibits 10.19, 10.20, 10.21, and 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

 (4) Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

 (5) Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

 (6) Incorporated by reference to Exhibits 10.32 and 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (7) Incorporated by reference to Exhibits 3.2, 10.28, 10.29, 10.30, and 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

 (8) Incorporated by reference to Exhibits 99.1 and 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

 (9) Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(10) Incorporated by reference to Exhibits 10.3, 10.9(a) and 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(11) Incorporated by reference to Exhibits 10.24, 10.25, 10.26, and 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(12) Incorporated by reference to Exhibits 10.10(a), 10.10(b), 10.17, and 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

70