Form 10-Q
period 1997-03-31
SILICON VALLEY BANCSHARES
filed 1997-05-14
CIK 719739

    As filed with the Securities and Exchange Commission on May 14, 1997

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------
                                   FORM 10-Q

(Mark One)

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from ______ to ______.

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

      Registrant's telephone number, including area code: (408) 654-7282

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----    -----

    At April 30, 1997, 9,548,113 shares of the registrant's common stock (no par value) were outstanding.

-------------------------------------------------------------------------------
                  This report contains a total of 25 pages.

                               TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            -----
                         PART I--FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS....................................................       3

        CONSOLIDATED INCOME STATEMENTS.................................................       4

        CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................       5

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.............................       6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.....................................................................      12

                         PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS..............................................................      24

ITEM 2. CHANGES IN SECURITIES..........................................................      24

ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................................      24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................      24

ITEM 5. OTHER INFORMATION..............................................................      24

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................................      24

SIGNATURES.............................................................................      25

                         PART I--FINANCIAL INFORMATION

ITEM 1--INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,
                                                                       1997      DECEMBER 31,
(DOLLARS IN THOUSANDS)                                             (UNAUDITED)       1996
---------------------------------------------------------------------------------------------
Assets:
Cash and due from banks..........................................  $    107,864   $  122,836
Federal funds sold and securities purchased under agreement to
  resell.........................................................       275,324      310,341
Investment securities, at fair value.............................       635,420      625,022
Loans, net of unearned income....................................       931,457      863,492
Allowance for loan losses........................................       (36,400)     (32,700)
---------------------------------------------------------------------------------------------
  Net loans......................................................       895,057      830,792
Premises and equipment...........................................         3,917        4,155
Other real estate owned..........................................         1,426        1,948
Accrued interest receivable and other assets.....................        32,514       29,450
---------------------------------------------------------------------------------------------
Total assets.....................................................  $  1,951,522   $1,924,544
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing demand deposits..............................  $    605,313   $  599,257
NOW deposits.....................................................        18,058        8,443
Money market deposits............................................     1,072,163    1,081,391
Time deposits....................................................       104,149       85,213
---------------------------------------------------------------------------------------------
  Total deposits.................................................     1,799,683    1,774,304
Other liabilities................................................        11,594       14,840
---------------------------------------------------------------------------------------------
Total liabilities................................................     1,811,277    1,789,144
---------------------------------------------------------------------------------------------
Shareholders' Equity:
Preferred stock, no par value:
   20,000,000 shares authorized; none outstanding
Common stock, no par value:
   30,000,000 shares authorized; 9,535,491 and
   9,329,993 shares outstanding at March 31, 1997
   and December 31, 1996, respectively...........................        68,748       65,968
Retained earnings................................................        73,511       67,321
Net unrealized gain (loss) on available-for-sale investments.....        (1,691)       2,456
Unearned compensation............................................          (323)        (345)
---------------------------------------------------------------------------------------------
Total shareholders' equity.......................................       140,245      135,400
---------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity.......................  $  1,951,522   $1,924,544
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

                 See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS

                                                                       FOR THE THREE MONTHS
                                                                              ENDED
                                                                     ------------------------
                                                                      MARCH 31,    MARCH 31,
                                                                        1997         1996
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                     (UNAUDITED)  (UNAUDITED)
---------------------------------------------------------------------------------------------
Interest income:
 Loans, including fees............................................   $  22,936    $  21,105
 Investment securities............................................       8,721        4,279
 Federal funds sold and securities purchased under agreement to
  resell..........................................................       3,236        2,821
---------------------------------------------------------------------------------------------
Total interest income..............................................      34,893       28,205
Interest expense:
 Deposits..........................................................      11,036        7,932
---------------------------------------------------------------------------------------------
Total interest expense.............................................      11,036        7,932
---------------------------------------------------------------------------------------------
Net interest income................................................      23,857       20,273
Provision for loan losses..........................................       3,348        1,523
---------------------------------------------------------------------------------------------
Net interest income after provision for loan losses................      20,509       18,750
---------------------------------------------------------------------------------------------
Noninterest income:
 Disposition of client warrants....................................       3,163          291
 Letter of credit and foreign exchange income......................         979          879
 Deposit service charges...........................................         365          396
 Investment gains..................................................           2            1
Other..............................................................         321          266
---------------------------------------------------------------------------------------------
Total noninterest income...........................................       4,830        1,833
---------------------------------------------------------------------------------------------
Noninterest expense:
 Compensation and benefits.........................................       9,056        7,788
 Professional services.............................................       1,436          957
 Business development and travel...................................         960          553
 Net occupancy expense.............................................         762          850
 Furniture and equipment...........................................         661          653
 Postage and supplies..............................................         360          377
 Telephone.........................................................         305          310
 Advertising and promotion.........................................         278          305
 Cost of other real estate owned...................................          (8)         450
 Other.............................................................         857          545
---------------------------------------------------------------------------------------------
Total noninterest expense..........................................      14,667       12,788
---------------------------------------------------------------------------------------------
Income before income tax expense...................................      10,672        7,795
Income tax expense.................................................       4,482        3,118
---------------------------------------------------------------------------------------------
Net income.........................................................   $   6,190    $   4,677
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Net income per common and
 common equivalent share...........................................   $    0.62    $    0.49
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

              See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE THREE MONTHS
                                                                                ENDED
                                                                       ------------------------
                                                                        MARCH 31,    MARCH 31,
                                                                          1997         1996
(DOLLARS IN THOUSANDS)                                                 (UNAUDITED)  (UNAUDITED)
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income..........................................................   $   6,190    $   4,677
 Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses..........................................       3,348        1,523
  Provision for other real estate owned..............................          --          551
  Depreciation and amortization......................................         344          306
  Net gain on sales of investment securities.........................          (2)          (1)
  Net gain on sales of other real estate owned.......................         (45)        (173)
  Increase in accrued interest receivable............................      (1,509)      (1,119)
  (Increase) decrease in prepaid expenses............................         (50)       2,900
  Increase (decrease) in unearned income.............................         717         (452)
  Decrease in accrued liabilities....................................      (5,091)      (4,564)
  Increase in income taxes payable...................................       3,074        2,308
  Other, net.........................................................        (759)         262
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities............................       6,217        6,218
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from maturities and paydowns of investment securities.....     340,046      272,319
  Proceeds from sales of investment securities.......................      14,754          732
  Purchases of investment securities.................................    (369,663)    (284,188)
  Net increase in loans..............................................     (69,222)     (11,133)
  Proceeds from recoveries of charged off loans......................         892          616
  Net proceeds from sales of other real estate owned.................         567          184
  Purchases of premises and equipment................................        (106)         (61)
-------------------------------------------------------------------------------------------------
Net cash applied to investing activities.............................     (82,732)     (21,531)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net increase in deposits...........................................      25,379       11,821
  Proceeds from issuance of common stock, net of issuance costs......       1,147          807
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities............................      26,526       12,628
-------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents............................     (49,989)      (2,685)
Cash and cash equivalents at January 1,..............................     433,177      342,325
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31,...............................   $ 383,188    $ 339,640
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Supplemental disclosures:
  Interest paid......................................................   $  10,965    $   7,903
  Income taxes paid..................................................   $   1,409    $     810
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

                See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Silicon Valley Bancshares (the "Company") and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 1996 consolidated financial statements to conform to the 1997 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the interim consolidated financial statements.

NATURE OF OPERATIONS

The Company is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Colorado, Maryland, Massachusetts, Oregon, Texas, and Washington. The Bank is currently in the process of opening a loan office in Atlanta, Georgia. The Bank serves emerging growth and middle-market companies in specific targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1997, and the results of its operations and cash flows for the three month periods ended March 31, 1997 and March 31, 1996. The December 31, 1996 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 1997 may not necessarily be indicative of the Company's operating results for the full year.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $324,000 and $341,000 at March 31, 1997 and December 31, 1996, respectively.

NONACCRUAL LOANS

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

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is calculated using weighted-average shares, including the dilutive effect of stock options outstanding during the period. Weighted-average shares outstanding were 9,996,565 for the quarter ended March 31, 1997 and 9,545,307 for the quarter ended March 31, 1996. Fully diluted earnings per common and common equivalent share were approximately equal to primary earnings per common and common equivalent share for the quarters ended March 31, 1997 and March 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and reporting earnings per share (EPS) and applies to entities with publicly held common stock or financial instruments that are potentially convertible into publicly held common stock. This statement supersedes Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share." The presentation of primary EPS, as required by APB Opinion No. 15, is replaced with a presentation of basic EPS, which is defined in SFAS No. 128. In addition, dual presentation of basic EPS and diluted EPS, as defined in SFAS No. 128, is required on the face of the income statement for all entities that have complex capital structures. Disclosure of a reconciliation between basic EPS and diluted EPS is also required.

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if financial instruments or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to the fully diluted EPS computation required by APB Opinion No. 15.

SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. However, an entity is permitted to disclose pro forma EPS amounts computed using this statement in the notes to interim financial statements in periods prior to required adoption.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

The pro forma EPS amounts, computed pursuant to the provisions of SFAS No. 128, for the three month periods ended March 31, 1997 and 1996 were as follows:

                                                                            NET INCOME        SHARES        PER SHARE
QUARTER ENDED MARCH 31, 1997                                                (NUMERATOR)    (DENOMINATOR)     AMOUNT
----------------------------------------------------------------------------------------------------------------------
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS:
Income available to common shareholders..................................    $   6,190           9,494      $    0.65
Effect of Dilutive Securities:
Stock options outstanding................................................       --                 503
----------------------------------------------------------------------------------------------------------------------
Diluted EPS:
Income available to common shareholders plus assumed conversions.........    $   6,190           9,997      $    0.62
----------------------------------------------------------------------------------------------------------------------

                                                                            NET INCOME        SHARES        PER SHARE
QUARTER ENDED MARCH 31, 1996                                                (NUMERATOR)    (DENOMINATOR)     AMOUNT
----------------------------------------------------------------------------------------------------------------------
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS:
Income available to common shareholders..................................    $   4,677           9,104      $    0.51
Effect of Dilutive Securities:
Stock options outstanding................................................       --                 441
----------------------------------------------------------------------------------------------------------------------
Diluted EPS:
Income available to common shareholders plus assumed conversions.........    $   4,677           9,545      $    0.49
----------------------------------------------------------------------------------------------------------------------

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. This statement is effective for financial statements issued for periods ending after December 15, 1997. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (Continued)

In January 1997, the Securities and Exchange Commission (SEC) approved amendments (Release No. 33-7386) to Regulations S-X and S-K regarding the disclosure requirements for derivative financial instruments, other financial instruments and derivative commodity instruments (collectively, "market risk sensitive instruments"). The amendments require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the notes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information regarding the market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside the financial statements and related notes thereto.

The accounting policies disclosure requirements are effective for all SEC registrants in filings that include financial statements issued for periods ending after June 15, 1997. Unless a registrant's most recent Form 10-K fully complies with the new disclosure requirements, these disclosures must be included in a registrant's first applicable filing containing financial statements issued for a period ending after June 15, 1997. The quantitative and qualitative disclosure requirements regarding market risks are effective for all bank and thrift registrant filings that include annual financial statements issued for periods ending after June 15, 1997. Management does not believe that the adoption of these amendments will have a material impact on the Company's consolidated financial position or results of operations.

2. LOANS

The detailed composition of loans, net of unearned income of $6,375 and $5,658 at March 31, 1997 and December 31, 1996, respectively, is presented in the following table:

                                                                     MARCH 31,
                                                                       1997      DECEMBER 31,
(DOLLARS IN THOUSANDS)                                              (UNAUDITED)      1996
---------------------------------------------------------------------------------------------
Commercial........................................................   $ 816,180    $  755,699
Real estate term..................................................      47,471        44,475
Real estate construction..........................................      27,261        27,540
Consumer and other................................................      40,545        35,778
---------------------------------------------------------------------------------------------
Total loans.......................................................   $ 931,457    $  863,492
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

3. ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three month periods ended March 31, 1997 and 1996 was as follows:

                                                                         1997         1996
QUARTER ENDED MARCH 31,                                               (UNAUDITED)  (UNAUDITED)
----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Balance at January 1,..............................................   $  32,700    $  29,700
Provision for loan losses..........................................       3,348        1,523
Loans charged off..................................................        (540)      (1,639)
Recoveries.........................................................         892          616
----------------------------------------------------------------------------------------------
Balance at March 31,...............................................   $  36,400    $  30,200
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $15.0 million and $27.9 million at March 31, 1997 and March 31, 1996, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $5.8 million at March 31, 1997 and $7.3 million at March 31, 1996. Average impaired loans for the first quarters of 1997 and 1996 totaled $14.9 million and $29.2 million, respectively.

           ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's interim consolidated financial statements as presented in Item 1 of this report. In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and trends which may affect the Company's future results. Such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. These risks and uncertainties include, but are not limited to, those described in the Company's 1996 Annual Report on Form 10-K.

Certain reclassifications have been made to the Company's 1996 consolidated financial statements to conform to the 1997 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

EARNINGS SUMMARY

The Company reported net income of $6.2 million, or $0.62 per share, for the first quarter of 1997, compared with net income of $4.7 million, or $0.49 per share, for the first quarter of 1996. The annualized return on average assets was 1.3% in the first quarter of 1997 compared with 1.4% in the 1996 first quarter. The annualized return on average equity for the first quarter of 1997 was 18.1%, compared with 17.1% for the first quarter of 1996.

The increase in net income during the first quarter of 1997, as compared with the first quarter of 1996, resulted from growth in net interest income and noninterest income, offset by an increase in both the provision for loan losses and noninterest expense. The major components of net income and changes in these components are summarized in the following table for the quarters ended March 31, 1997 and 1996, and are discussed in more detail below.

                                                                                                       1997 TO 1996
QUARTER ENDED MARCH 31,                                                            1997       1996       INCREASE
--------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Net interest income...........................................................  $  23,857  $  20,273    $   3,584
Provision for loan losses.....................................................      3,348      1,523        1,825
Noninterest income............................................................      4,830      1,833        2,997
Noninterest expense...........................................................     14,667     12,788        1,879
--------------------------------------------------------------------------------------------------------------------
Income before income taxes....................................................     10,672      7,795        2,877
Income tax expense............................................................      4,482      3,118        1,364
--------------------------------------------------------------------------------------------------------------------
Net income....................................................................  $   6,190  $   4,677    $   1,513
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

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

The following table sets forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three month periods ended March 31, 1997 and 1996, respectively.

                       AVERAGE BALANCES, RATES AND YIELDS

                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                --------------------------------------------------------------------------------
                                                1997                                    1996
                                             (UNAUDITED)                             (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
                                                            AVERAGE                                  AVERAGE
                                AVERAGE                      YIELD/       AVERAGE                     YIELD/
(DOLLARS IN THOUSANDS)          BALANCE       INTEREST        RATE        BALANCE      INTEREST        RATE
----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
 Federal funds sold and
  securities purchased under
  agreement to resell (1)....   $246,331    $      3,236         5.3%  $    209,302  $      2,821         5.4%
 Investment securities:
  Taxable....................    586,059           8,541         5.9        299,072         4,178         5.6
  Non-taxable (2)............     13,822             277         8.1          6,128           155        10.2
 Loans:
  Commercial.................    753,544          20,380        11.0        607,698        17,930        11.9
  Real estate construction and
   term.....................      71,397           1,714         9.7         72,136         2,174        12.1
  Consumer and other.........     37,590             842         9.1         43,124         1,001         9.3
                               -------------------------------------    --------------------------------------
 Total loans.................    862,531          22,936        10.8        722,958        21,105        11.7
                               -------------------------------------    --------------------------------------
Total interest-earning
  assets.....................  1,708,743          34,990         8.3      1,237,460        28,259         9.2
                               -------------------------------------    --------------------------------------
Cash and due from banks......    161,240                                    130,996
Allowance for loan losses....    (35,121)                                   (30,026)
Other real estate owned......      1,842                                      4,919
Other assets.................     34,906                                     28,995
                               ---------                                ------------
                               ---------                                ------------
Total assets................  $1,871,610                                $ 1,372,344
                               ---------                                ------------
Funding sources:
Interest-bearing liabilities:
 NOW deposits................    $14,635              68         1.9   $     12,079            70         2.3
 Regular money market
  deposits...................    317,569           2,108         2.7        295,716         1,980         2.7
 Bonus money market
  deposits...................    720,567           7,961         4.5        457,526         5,261         4.6
 Time deposits...............     91,424             899         4.0         64,270           621         3.9
                               -------------------------------------    --------------------------------------
Total interest-bearing
  liabilities................  1,144,195          11,036         3.9        829,591         7,932         3.8
Portion of noninterest-
  bearing funding sources....    564,548                                   (407,869)
                               -------------------------------------    --------------------------------------
Total funding sources........  1,708,743          11,036         2.6      1,237,460         7,932         2.6
                               -------------------------------------    --------------------------------------
Noninterest-bearing funding
  sources:
Demand deposits..............    573,075                                    420,469
Other liabilities............     15,432                                     12,096
Shareholders' equity.........    138,908                                    110,188
Portion used to fund
  interest-earning assets....   (564,548)                                  (407,869)
                               ---------                                ------------
                               ---------                                ------------
Total liabilities and
  shareholders' equity....... $1,871,610                                $ 1,372,344
                               ---------                                ------------
                               ---------                                ------------

Net interest income and
  margin...................                     $ 23,954         5.7%                    $  20,327        6.6%
                                             -----------        -----                    ---------      -------
                                             -----------        -----                    ---------      -------
Memorandum: Total deposits..   $1,717,270                               $  1,250,060
                               ----------                                ------------
                               ----------                                ------------


------------------------

(1) Includes average interest-bearing deposits in other financial institutions of $331 and $201 for the three months ended March 31, 1997 and 1996, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1997 and 1996. The tax equivalent adjustments were $97 and $54 for the three months ended March 31, 1997 and 1996, respectively.

Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the periods indicated. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1997 and 1996.

                                                                                    1997 COMPARED TO 1996
                                                                                   ----------------------
                                                                                     INCREASE (DECREASE)
                                                                                      DUE TO CHANGE IN
                                                                         ------------------------------------------
(DOLLARS IN THOUSANDS)                                                    VOLUME            RATE             TOTAL
-------------------------------------------------------------------------------------------------------------------
Interest income:
 Federal funds sold and securities purchased under agreement to
  resell..............................................................  $     463        $     (48)       $     415
 Investment securities.................................................      4,296              189            4,485
 Loans.................................................................      3,537           (1,706)           1,831
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income.................................      8,296           (1,565)           6,731
-------------------------------------------------------------------------------------------------------------------
Interest expense:
 NOW deposits..........................................................         11              (13)              (2)
 Regular money market deposits.........................................        129               (1)             128
 Bonus money market deposits...........................................      2,862             (162)           2,700
 Time deposits.........................................................        262               16              278
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense................................      3,264             (160)           3,104
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income.............................  $   5,032        $  (1,405)       $   3,627
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Net interest income, on a fully taxable-equivalent basis, totaled $24.0 million for the first quarter of 1997, an increase of $3.6 million, or 17.8%, from the $20.3 million total for the first quarter of 1996. The increase in net interest income was the result of a $6.7 million, or 23.8%, increase in interest income, offset by a $3.1 million, or 39.1%, increase in interest expense over the comparable prior year period.

The $6.7 million increase in interest income for the first quarter of 1997, as compared to the first quarter of 1996, was the result of a $8.3 million favorable volume variance offset by a $1.6 million unfavorable rate variance. The favorable volume variance resulted from a $471.3 million, or 38.1%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets consisted of increases in each component of the Company's interest-earning assets, and resulted from significant growth in the Company's deposits, which were up $467.2 million, or 37.4%, from the comparable prior year period.

The growth in average loans for the 1997 first quarter, which were up $139.6 million, or 19.3%, compared to the first quarter of 1996, was attributable to the Company's market niches, products developed by the Company during the past three years and loan offices opened by the Company during the past two years.

Average investment securities for the first quarter of 1997 increased $294.7 million, or 96.6%, over the respective prior year period, as a significant portion of the funds generated from the aforementioned deposit growth were invested in U.S. agencies securities, U.S. Treasury securities and commercial paper. This growth reflected a continuation of Management's recent actions to both increase the portfolio of longer-term investment securities in an effort to obtain the higher yields offered on these types of investments, as well as to further diversify the Company's portfolio of short-term investments. Average federal funds sold and securities purchased under agreement to resell increased $37.0 million, or 17.7%, in the first quarter of 1997 as compared to the 1996 first quarter. This increase was also a result of the aforementioned strong growth in deposits.

Interest income for the first quarter of 1997 decreased $1.6 million from the comparable prior year period due to an unfavorable rate variance. The overall decrease in the yield on average interest-earning assets of 90 basis points for the first quarter of 1997, as compared to the 1996 first quarter, was primarily centered in loans, as the yield on average loans declined due to both increased competition and a decline in the average prime rate charged by the Company, as a substantial portion of the Company's loans are prime rate-based.

Total interest expense in the 1997 first quarter increased $3.1 million from the first quarter of 1996. This increase was due to an unfavorable volume variance of $3.3 million, partially offset by a favorable rate variance of $0.2 million. The unfavorable volume variance resulted from a $314.6 million, or 37.9%, increase in average interest-bearing liabilities in the first quarter of 1997 as compared with the first quarter of 1996. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $263.0 million, or 57.5%, and was explained by high levels of client liquidity attributable to the strong inflow of investment capital into the venture capital community and into the public equity markets during 1996, and, to a lesser extent, in the first quarter of 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The Company's provision for loan losses totaled $3.3 million for the first quarter of 1997, a $1.8 million, or 119.8%, increase as compared to the $1.5 million provision for the first quarter of 1996. For a more detailed discussion of credit quality and the allowance for loan losses, see the Item 2 section entitled "Financial Condition--Credit Quality and the Allowance for Loan Losses."

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the quarters ended March 31, 1997 and 1996:


QUARTER ENDED MARCH 31,                                                         1997       1996
-------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Disposition of client warrants.............................................  $   3,163  $     291
Letter of credit and foreign exchange income...............................        979        879
Deposit service charges....................................................        365        396
Investment gains...........................................................          2          1
Other......................................................................        321        266
-------------------------------------------------------------------------------------------------
Total noninterest income...................................................  $   4,830  $   1,833
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
                                                                             ---------  ---------

Noninterest income increased $3.0 million, or 163.5%, to $4.8 million in the first quarter of 1997, as compared to $1.8 million in the first quarter of 1996. The increase in noninterest income was largely attributable to a $2.9 million increase in income from the disposition of client warrants, which totaled $3.2 million in the first quarter of 1997. The income from the disposition of client warrants which was recognized in the 1997 first quarter primarily related to one client of the Bank.

The Company has historically obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming. Interest rates, loan fees and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond the control of the Company, including the general condition of the public equity markets, and therefore cannot be predicted with any degree of accuracy and is likely to vary materially from period to period. During the first quarter of 1997, as well as throughout 1996, a significant portion of the income realized by the Company from the disposition of client warrants was offset by expenses related to the Company's efforts to build an infrastructure sufficient to support present and prospective business activities, as well as evaluate and pursue new business opportunities, and was also offset by the need to increase the provision for loan losses during those periods. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized from the disposition of client warrants in furthering the execution of its business strategies.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $1.0 million in the first quarter of 1997, an increase of $0.1 million, or 11.4%, from the $0.9 million earned in the first quarter of 1996. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related products and services among the Company's client base, a large percentage of which provide products and services in international markets.

Income related to deposit service charges totaled $0.4 million in both the first quarters of 1997 and 1996. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by the Company as deposit service charges income.

Other noninterest income largely consists of service-based fee income, and increased $0.1 million, or 20.7%, to $0.3 million in the first quarter of 1997. The increase was the result of increased fees associated with the Company's periodic examinations of client accounts receivables which are pledged as collateral on loans.

NONINTEREST EXPENSE

Noninterest expense in the first quarter of 1997 totaled $14.7 million, a $1.9 million, or 14.7%, increase from the $12.8 million incurred in the comparable 1996 period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses incurred through sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio for the first quarter of 1997 was 57.5%, compared to 56.6% for the 1996 first quarter. The following table presents the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------------------------
                                                                                 1997                   1996
                                                                         --------------------   -----------------------

                                                                                   PERCENT OF               PERCENT OF
                                                                                    ADJUSTED                 ADJUSTED
(DOLLARS IN THOUSANDS)                                                   AMOUNT     REVENUES     AMOUNT      REVENUES
-----------------------------------------------------------------------------------------------------------------------
Compensation and benefits.............................................  $   9,056        35.5%  $   7,788         35.7%
Professional services.................................................      1,436         5.6         957          4.4
Business development and travel.......................................        960         3.8         553          2.5
Net occupancy expense.................................................        762         3.0         850          3.9
Furniture and equipment...............................................        661         2.6         653          3.0
Postage and supplies..................................................        360         1.4         377          1.7
Telephone.............................................................        305         1.2         310          1.4
Advertising and promotion.............................................        278         1.1         305          1.4
Other.................................................................        857         3.4         545          2.5
-----------------------------------------------------------------------------------------------------------------------
Total excluding cost of other real estate owned.......................     14,675        57.5%     12,338         56.6%
Cost of other real estate owned.......................................         (8)                    450
-----------------------------------------------------------------------------------------------------------------------
Total noninterest expense.............................................  $  14,667               $  12,788
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

Compensation and benefits expenses totaled $9.1 million in the first quarter of 1997, a $1.3 million, or 16.3%, increase over the $7.8 million incurred in the first quarter of 1996. This increase was largely the result of an increase in the number of average full-time equivalent (FTE) staff employed by the Company from 350 for the first quarter of 1996 to 393 for the first quarter of 1997. The increase in FTE was primarily due to the Company's efforts to develop and support new markets through geographic expansion, as well as through the development of new products and niches, and to its efforts in building an infrastructure sufficient to support present and prospective business activities. The Company's growth in FTE is likely to continue during future years as a result of both further geographic expansion, such as the Company's planned opening of a loan office in Atlanta, Georgia in the second quarter of 1997, and the development of additional products and niches.

Professional services expenses totaled $1.4 million in the first quarter of 1997, an increase of $0.5 million, or 50.1%, from the $1.0 million incurred in the comparable 1996 period, and primarily consist of costs associated with legal consultation, accounting and auditing, consulting, and the Company's directors. This increase was primarily related to the timing of accounting and auditing and director expenses, as well as to an increase in legal fees related to credit workouts.

Business development and travel expenses totaled $1.0 million in the first quarter of 1997, a $0.4 million, or 73.6%, increase from the $0.6 million incurred in the first quarter of 1996. The increase in business development and travel expenses reflects the Company's continuing emphasis on business development efforts, as well as on expansion into new geographic markets and niches.

Other noninterest expenses in the first quarter of 1997 totaled $0.9 million, a $0.3 million, or 57.2%, increase from the $0.5 million incurred in the first quarter of 1996. This increase was largely due to both the timing of reimbursements related to client services and an increase in costs associated with certain vendor provided services.

Net costs associated with other real estate owned (OREO) which were incurred in the first quarter of 1997 decreased $0.5 million from the comparable prior year period due to the write-down in the first quarter of 1996 of one property owned by the Bank. The Company's net costs associated with OREO include: maintenance expenses, property taxes, marketing costs, net operating expense or income associated with income-producing properties, property write-downs, and gains or losses on the sales of such properties.

INCOME TAXES

The Company's effective income tax rate was 42.0% in the 1997 first quarter, compared to 40.0% in the first quarter of the prior year. The increase in the Company's effective income tax rate was attributable to adjustments in the Company's estimate of its tax liabilities.

FINANCIAL CONDITION

The Company's total assets were $2.0 billion at March 31, 1997, an increase of $27.0 million, or 1.4%, compared to $1.9 billion at December 31, 1996.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled $275.3 million at March 31, 1997, a decrease of $35.0 million, or 11.3%, compared to the $310.3 million outstanding at December 31, 1996. This decrease was due to a decrease in the Company's liquidity as loan growth outpaced deposit growth in the 1997 first quarter.

INVESTMENT SECURITIES

Investment securities totaled $635.4 million at March 31, 1997. This represented a $10.4 million, or 1.7%, increase over the December 31, 1996 balance of $625.0 million. The slight increase in investment securities was related to the Company's liquidity activities, as purchases of investment securities slightly exceeded maturities, paydowns and sales during the first quarter of 1997.

LOANS

Total loans, net of unearned income, at March 31, 1997 were $931.5 million, a $68.0 million, or 7.9%, increase compared to the $863.5 million outstanding at December 31, 1996. The increase in loans from the 1996 year-end total was concentrated in the commercial loan portfolio, and was primarily attributable to growth in the Company's technology and life sciences niche.

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

The allowance for loan losses totaled $36.4 million at March 31, 1997, an increase of $3.7 million, or 11.3%, compared to the $32.7 million balance at December 31, 1996. This increase was due to $3.3 million in additional provisions to the allowance for loan losses combined with net recoveries of $0.4 million in the first quarter of 1997. Gross charge-offs in the first quarter of 1997 were $0.5 million.

In general, Management believes the allowance for loan losses is adequate as of March 31, 1997. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:

                                                                     MARCH 31,   DECEMBER 31,
                                                                       1997          1996
(DOLLARS IN THOUSANDS)                                              (UNAUDITED)  (UNAUDITED)
---------------------------------------------------------------------------------------------
Nonperforming assets:
Loans past due 90 days or more....................................   $   1,142    $    8,556
Nonaccrual loans..................................................      15,001        14,581
---------------------------------------------------------------------------------------------
Total nonperforming loans.........................................      16,143        23,137
OREO..............................................................       1,426         1,948
---------------------------------------------------------------------------------------------
Total nonperforming assets........................................   $  17,569    $   25,085
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------

Nonperforming loans as a percent of total loans...................         1.7%          2.7%
OREO as a percent of total assets.................................         0.1%          0.1%
Nonperforming assets as a percent of total assets.................         0.9%          1.3%

Allowance for loan losses:........................................   $  36,400    $   32,700
  As a percent of total loans.......................................       3.9%          3.8%
  As a percent of nonaccrual loans..................................     242.7%        224.3%
  As a percent of nonperforming loans...............................     225.5%        141.3%

Nonperforming loans totaled $16.1 million, or 1.7% of total loans, at March 31, 1997. This represented a decrease of $7.0 million, or 30.2%, compared to $23.1 million, or 2.7% of total loans, at December 31, 1996. The decrease from the prior year end was primarily due to the first quarter 1997 payoff by the Export-Import Bank of the U.S. of one credit in excess of $8.0 million that was more than 90 days past due as of December 31, 1996.

In addition to the loans disclosed in the foregoing analysis, Management has identified three loans with principal amounts aggregating approximately $5.2 million, that, on the basis of information known by Management as of March 31, 1997, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans at March 31, 1997 where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

OREO totaled $1.4 million at March 31, 1997, a decrease of $0.5 million, or 26.8%, from the $1.9 million balance at December 31, 1996. The remaining OREO balance at March 31, 1997 was composed of two properties, each consisting of multiple nudeveloped lots, and each acquired prior to June 1993. The decrease in the OREO balance during the first quarter of 1997 resulted from sales of lots in one of these two remaining properties.

DEPOSITS

Total deposits were $1.8 billion at March 31, 1997, a slight increase of $25.4 million, or 1.4%, from the prior year-end amount. The majority of this increase was in interest-bearing deposits, which increased $19.3 million, or 1.6%. This increase was primarily concentrated in time deposits and NOW deposits, and was partially offset by a decrease in regular money market deposits. Noninterest-bearing demand deposits totaled $605.3 million at March 31, 1997, an increase of $6.1 million, or 1.0%, from the $599.3 million balance at December 31, 1996.

LIQUIDITY

The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions.

The Company regularly assesses the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned Company business activities. The asset/liability committee of the Bank provides oversight to the liquidity management process and recommends policy guidelines, subject to Board of Directors approval, and courses of action to address the Company's actual and projected liquidity needs.

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

Bank policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At March 31, 1997, the Company's liquid assets as a percentage of total deposits were 47.2%, compared to 47.3% at December 31, 1996. These ratios are well in excess of the Bank's minimum policy guidelines.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. Aside from current earnings, an additional source of new capital for the Company has been the issuance of common stock under the Company's employee benefit plans, including the Company's stock option plans, employee stock ownership plan and employee stock purchase plan.

Shareholders' equity totaled $140.2 million at March 31, 1997, an increase of $4.8 million from the $135.4 million balance at December 31, 1996. This increase resulted from net income of $6.2 million combined with capital generated through the Company's employee benefit plans of $2.8, offset by a decrease in the after-tax net unrealized gain on available-for-sale investments of $4.1 million from the prior year end.

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

The Company's risk-based capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of March 31, 1997 and December 31, 1996. Capital ratios for the Company are set forth below:

---------------------------------------------------------------------------------------------------
                                                                       MARCH 31,
                                                                         1997         DECEMBER 31,
                                                                      (UNAUDITED)         1996
---------------------------------------------------------------------------------------------------
Total risk-based capital ratio....................................          11.7%            11.5%
Tier 1 risk-based capital ratio...................................          10.5%            10.2%
Tier 1 leverage ratio.............................................           7.6%             7.7%
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

The improvement in the Company's total risk-based capital ratio and Tier 1 risk-based capital ratio from December 31, 1996 to March 31, 1997 is attributable to an increase in Tier 1 capital. The increase in Tier 1 capital resulted from the aforementioned net income and capital generated through the Company's employee benefit plans during the first quarter of 1997. The slight decrease in the Company's Tier 1 leverage ratio from December 31, 1996 to March 31, 1997 primarily resulted from an increase in average total assets during the first quarter of 1997.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at March 31, 1997, or at the date of this report.

ITEM 2--CHANGES IN SECURITIES

None.

ITEM 3--DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by the shareholders of the Company's common stock during the first quarter of 1997.

ITEM 5--OTHER INFORMATION

None.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    None.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SILICON VALLEY BANCSHARES


Date: May 14, 1997                /s/ Christopher T. Lutes
                                  -------------------------------------
                                  Christopher T. Lutes
                                  Senior Vice President and Controller
                                  (Principal Accounting Officer)