Form 10-Q
period 1997-06-30
SILICON VALLEY BANCSHARES
filed 1997-08-13
CIK 719739

       As filed with the Securities and Exchange Commission on August 13, 1997
-------------------------------------------------------------------------------

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     ___________

                                      FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended June 30, 1997

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



         At July 31, 1997, 9,690,053 shares of the registrant's common stock (no par value) were outstanding.

-------------------------------------------------------------------------------
                  This report contains a total of 29 pages.

                                  TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
                            PART I - FINANCIAL INFORMATION
ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS                                                3

         CONSOLIDATED INCOME STATEMENTS                                             4

         CONSOLIDATED STATEMENTS OF CASH FLOWS                                      5

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                       12

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                         27

ITEM 2.  CHANGES IN SECURITIES                                                     27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                           27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       27

ITEM 5.  OTHER INFORMATION                                                         28

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          28

SIGNATURES                                                                         29


                            PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                      SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS



                                                        June 30,     December 31,
                                                          1997          1996
(Dollars in thousands)                                (Unaudited)
---------------------------------------------------------------------------------
Assets:
Cash and due from banks                               $  116,893     $  122,836
Federal funds sold and securities purchased under
  agreement to resell                                    365,307        310,341
Investment securities, at fair value                     693,833        625,022
Loans, net of unearned income                          1,038,212        863,492
Allowance for loan losses                                (37,300)       (32,700)
---------------------------------------------------------------------------------
  Net loans                                            1,000,912        830,792
Premises and equipment                                     3,716          4,155
Other real estate owned                                    1,136          1,948
Accrued interest receivable and other assets              33,987         29,450
---------------------------------------------------------------------------------
Total assets                                          $2,215,784     $1,924,544
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing demand deposits                   $  630,002     $  599,257
NOW deposits                                              23,706          8,443
Money market deposits                                  1,298,976      1,081,391
Time deposits                                            102,332         85,213
---------------------------------------------------------------------------------
  Total deposits                                       2,055,016      1,774,304
Other liabilities                                         10,081         14,840
---------------------------------------------------------------------------------
Total liabilities                                      2,065,097      1,789,144
---------------------------------------------------------------------------------

Shareholders' Equity:
Preferred stock, no par value:
  20,000,000 shares authorized; none outstanding
Common stock, no par value:
  30,000,000 shares authorized; 9,636,587 and
  9,329,993 shares outstanding at June 30, 1997
  and December 31, 1996, respectively                     70,830         65,968
Retained earnings                                         80,290         67,321
Net unrealized gain on available-for-sale investments        227          2,456
Unearned compensation                                       (660)          (345)
---------------------------------------------------------------------------------
Total shareholders' equity                               150,687        135,400
---------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $2,215,784     $1,924,544
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------


             See notes to interim consolidated financial statements.

                      SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                            CONSOLIDATED INCOME STATEMENTS


                                                 For the three months ended  For the six months ended
                                                 --------------------------  ------------------------
                                                   June 30,      June 30,       June 30,    June 30,
                                                     1997          1996           1997        1996
(Dollars in thousands, except per share amounts)  (Unaudited)  (Unaudited)   (Unaudited) (Unaudited)
-----------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                            $26,589      $21,195       $49,525      $42,300
   Investment securities                              9,402        5,137        18,123        9,416
   Federal funds sold and securities
       purchased under agreement to resell            3,729        3,687         6,965        6,508
-----------------------------------------------------------------------------------------------------
Total interest income                                39,720       30,019        74,613       58,224
-----------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                          12,638        9,153        23,674       17,085
-----------------------------------------------------------------------------------------------------
Total interest expense                               12,638        9,153        23,674       17,085
-----------------------------------------------------------------------------------------------------
Net interest income                                  27,082       20,866        50,939       41,139
Provision for loan losses                             2,618        2,065         5,966        3,588
-----------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                   24,464       18,801        44,973       37,551
-----------------------------------------------------------------------------------------------------
Noninterest income:
   Disposition of client warrants                     1,082        1,971         4,245        2,262
   Letter of credit and foreign
       exchange income                                1,110          855         2,090        1,734
   Deposit service charges                              407          445           772          841
   Investment gains                                      44            -            45            1
   Other                                                334          283           655          549
-----------------------------------------------------------------------------------------------------
Total noninterest income                              2,977        3,554         7,807        5,387
-----------------------------------------------------------------------------------------------------
Noninterest expense:
   Compensation and benefits                          9,420        7,557        18,476       15,345
   Professional services                              1,695        1,251         3,131        2,209
   Business development and travel                    1,026          725         1,986        1,278
   Net occupancy expense                                891          774         1,653        1,624
   Furniture and equipment                              763          939         1,424        1,592
   Advertising and promotion                            450          325           728          630
   Postage and supplies                                 342          372           702          749
   Telephone                                            330          291           634          601
   Cost of other real estate owned                       34         (124)           26          326
   Other                                                803          850         1,660        1,394
-----------------------------------------------------------------------------------------------------
Total noninterest expense                            15,754       12,960        30,420       25,748
-----------------------------------------------------------------------------------------------------
Income before income tax expense                     11,687        9,395        22,360       17,190
Income tax expense                                    4,908        3,758         9,391        6,876
-----------------------------------------------------------------------------------------------------
Net income                                         $  6,779     $  5,637       $12,969      $10,314
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------
Net income per common and
    common equivalent share                        $   0.67     $   0.58       $  1.29      $  1.07
-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

               See notes to interim consolidated financial statements.

                      SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           For the six months ended
                                                         -----------------------------
                                                           June 30,        June 30,
                                                             1997            1996
(Dollars in thousands)                                   (Unaudited)      (Unaudited)
--------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                             $  12,969       $  10,314
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                5,966           3,588
     Provision for other real estate owned                        -             551
     Depreciation and amortization                              655             598
     Net gain on sales of investment securities                 (45)             (1)
     Net gain on sales of other real estate owned               (45)           (367)
     Increase in accrued interest receivable                 (2,715)         (2,440)
     (increase) decrease in prepaid expenses                   (250)          2,549
     Increase in unearned income                              1,875             391
     Decrease in accrued liabilities                         (3,088)         (3,954)
     Increase (decrease) in taxes payable                    (1,389)            244
     Other, net                                              (2,615)           (409)
--------------------------------------------------------------------------------------
Net cash provided by operating activities                    11,318          11,064
--------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities and paydowns of
      investment securities                                 670,952         523,770
   Proceeds from sales of investment securities              60,555           6,080
   Purchases of investment securities                      (799,572)       (651,301)
   Net increase in loans                                   (179,798)        (91,332)
   Proceeds from recoveries of charged off loans              1,837           1,407
   Net proceeds from sales of other real estate owned           857           1,038
   Purchases of premises and equipment                         (222)           (212)
--------------------------------------------------------------------------------------
Net cash applied to investing activities                   (245,391)       (210,550)
--------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase in deposits                                 280,712         318,487
   Proceeds from issuance of common stock,
     net of issuance costs                                    2,384           1,407
--------------------------------------------------------------------------------------
Net cash provided by financing activities                   283,096         319,894
--------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                    49,023         120,408
Cash and cash equivalents at January 1,                     433,177         342,325
--------------------------------------------------------------------------------------
Cash and cash equivalents at June 30,                     $ 482,200       $ 462,733
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

Supplemental disclosures:
   Interest paid                                          $  23,508       $  17,062
   Income taxes paid                                      $  11,271       $   6,641
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

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

NATURE OF OPERATIONS

The Company is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Colorado, Georgia, Maryland, Massachusetts, Oregon, Texas, and Washington. The Bank serves emerging growth and middle-market companies in specific targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1997, the results of its operations for the three and six month periods ended June 30, 1997 and June 30, 1996, and the results of its cash flows for the six month periods ended June 30, 1997 and June 30, 1996. The December 31, 1996 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 1997 may not necessarily be indicative of the Company's operating results for the full year.

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

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $307,000 and $341,000 at June 30, 1997 and December 31, 1996, respectively.

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

                      SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is calculated using weighted-average shares, including the dilutive effect of stock options outstanding during the period. Weighted-average shares outstanding were 10,081,715 and 10,053,481 for the three and six month periods ended June 30, 1997 and 9,665,820 and 9,607,069 for the three and six month periods ended June 30, 1996. Fully diluted earnings per common and common equivalent share were approximately equal to primary earnings per common and common equivalent share for the three and six month periods ended June 30, 1997 and June 30, 1996.

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

                      SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The pro forma EPS amounts, computed pursuant to the provisions of SFAS No. 128, for the three and six month periods ended June 30, 1997 and 1996 were as follows:


                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                   (Unaudited)                        (Unaudited)
                                          -------------------------------   -------------------------------
(Dollars and shares in thousands,            Net              Per Share       Net                Per Share
except per share amounts)                  Income    Shares     Amount       Income     Shares     Amount
-----------------------------------------------------------------------------------------------------------
1997:
BASIC EPS:
Income available to common
   shareholders                            $6,779     9,581     $0.71        $12,969     9,538     $1.36

EFFECT OF DILUTIVE SECURITIES:
Stock options outstanding                       -       500         -              -       516         -
-----------------------------------------------------------------------------------------------------------

DILUTED EPS:
Income available to common
   shareholders plus assumed
   conversions                             $6,779    10,081     $0.67        $12,969    10,054     $1.29
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------

1996:
BASIC EPS:
Income available to common
   shareholders                            $5,637     9,181     $0.61        $10,314     9,142     $1.13

EFFECT OF DILUTIVE SECURITIES:
Stock options outstanding                       -       485         -              -       465         -
-----------------------------------------------------------------------------------------------------------

DILUTED EPS:
Income available to common
   shareholders plus assumed
   conversions                             $5,637     9,666     $0.58        $10,314     9,607     $1.07
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


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

                      SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income." The only component of other comprehensive income currently applicable to the Company, as defined by SFAS No. 130, is the net unrealized gain or loss on available-for-sale investments. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the statement of financial position. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

In January 1997, the Securities and Exchange Commission (SEC) approved amendments (Release No. 33-7386) to Regulations S-X and S-K regarding the disclosure requirements for derivative financial instruments, other financial instruments and derivative commodity instruments (collectively, "market risk sensitive instruments"). The amendments require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the notes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information regarding the market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information should be disclosed outside of the financial statements and related notes thereto.

The accounting policies disclosure requirements are effective for all SEC registrants in filings that include financial statements issued for periods ending after June 15, 1997. As the Company's 1996 Annual Report on Form 10-K fully complied with the new disclosure requirements, no additional accounting policy disclosures are required during interim filings in 1997. The quantitative and qualitative information disclosure requirements regarding market risks are effective for all bank and thrift registrant filings which include annual financial statements issued for periods ending after June 15, 1997. Management does not believe that the adoption of the amendments will have a material impact on the Company's consolidated financial position or results of operations.

                      SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2.  LOANS

The detailed composition of loans is presented in the following table:

                                             June 30,            December 31,
                                               1997                  1996
(Dollars in thousands)                     (Unaudited)
-----------------------------------------------------------------------------

Commercial                                 $   925,834            $755,699
Real estate term                                40,135              44,475
Real estate construction                        35,927              27,540
Consumer and other                              36,316              35,778
-----------------------------------------------------------------------------
Total loans (1)                             $1,038,212            $863,492
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

(1) Net of unearned income of $7,533 and $5,658 at June 30, 1997 and December 31, 1996, respectively.

3.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three and six month periods ended June 30, 1997 and 1996 was as follows:



                                   Three Months Ended June 30,     Six Months Ended June 30,
                                           (Unaudited)                    (Unaudited)
                                   ---------------------------     --------------------------
(Dollars in thousands)                 1997          1996           1997           1996
---------------------------------------------------------------------------------------------
Beginning balance                    $36,400        $30,200        $32,700        $29,700
Provision for loan losses              2,618          2,065          5,966          3,588
Loans charged off                     (2,663)        (4,056)        (3,203)        (5,695)
Recoveries                               945            791          1,837          1,407
---------------------------------------------------------------------------------------------
Balance at June 30,                  $37,300        $29,000        $37,300        $29,000
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $15.2 million and $23.5 million at June 30, 1997 and June 30, 1996, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $5.6 million at June 30, 1997 and $7.9 million at June 30, 1996. Average impaired loans for the second quarter of 1997 and 1996 totaled $17.5 million and $25.7 million, respectively.

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

EARNINGS SUMMARY

The Company reported net income of $6.8 million, or $0.67 per share, for the second quarter of 1997, compared with net income of $5.6 million, or $0.58 per share, for the second quarter of 1996. Net income totaled $13.0 million, or $1.29 per share, for the six months ended June 30, 1997, versus $10.3 million, or $1.07 per share, for the respective 1996 period. The annualized return on average assets (ROA) was 1.3% in the second quarter of 1997 versus 1.5% in the second quarter of 1996. The annualized return on average equity
(ROE) for the second quarter of 1997 was 18.7%, compared to 19.6% in the 1996 second quarter. For the first six months of 1997, ROA was 1.3% and ROE was 18.4% versus 1.4% and 18.4%, respectively, for the comparable prior year period.

The increase in net income during the three and six month periods ended June 30, 1997, as compared with the prior year respective periods, resulted primarily from growth in net interest income, partially offset by an increase in both the provision for loan losses and noninterest expense. The major components of net income and changes in these components are summarized in the following table for the three and six month periods ended June 30, 1997 and 1996, and are discussed in more detail below.


                                    Three Months Ended June 30,    Six Months Ended June 30,
                                           (Unaudited)                   (Unaudited)
                                    ---------------------------    --------------------------
(Dollars in thousands)                 1997           1996           1997           1996
---------------------------------------------------------------------------------------------
Net interest income                  $27,082        $20,866        $50,939        $41,139
Provision for loan losses              2,618          2,065          5,966          3,588
Noninterest income                     2,977          3,554          7,807          5,387
Noninterest expense                   15,754         12,960         30,420         25,748
---------------------------------------------------------------------------------------------
Income before income taxes            11,687          9,395         22,360         17,190
Income tax expense                     4,908          3,758          9,391          6,876
---------------------------------------------------------------------------------------------
Net income                          $  6,779       $  5,637        $12,969        $10,314
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------


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

The following tables set forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three and six month periods ended June 30, 1997 and 1996, respectively.



----------------------------------------------------------------------------------------------------------------------------
                          AVERAGE BALANCES, RATES AND YIELDS
----------------------------------------------------------------------------------------------------------------------------
                                                                       For the three months ended June 30,
                                                ----------------------------------------------------------------------------
                                                                   1997                                  1996
                                                               (Unaudited)                            (Unaudited)
                                                ----------------------------------------------------------------------------
                                                                            Average                                 Average
                                                   Average                   Yield/       Average                    Yield/
(Dollars in thousands)                             Balance      Interest      Rate        Balance       Interest      Rate
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Federal funds sold and
       securities purchased under
       agreement to resell (1)                  $   267,789     $  3,729       5.6%    $   279,286      $  3,687       5.3%
   Investment securities:
       Taxable                                      609,413        9,206       6.1         362,881         5,036       5.6
       Non-taxable (2)                               15,208          302       8.0           6,307           156       9.9
   Loans:
       Commercial                                   858,789       23,831      11.1         650,070        18,068      11.2
       Real estate construction and term             74,192        1,892      10.2          75,503         2,185      11.6
       Consumer and other                            39,193          866       8.9          43,071           942       8.8
---------------------------------------------   ------------------------------------   -------------------------------------
   Total loans                                      972,174       26,589      11.0         768,644        21,195      11.1
---------------------------------------------   ------------------------------------   -------------------------------------
Total interest-earning assets                     1,864,584       39,826       8.6       1,417,118        30,074       8.5
---------------------------------------------   ------------------------------------   -------------------------------------

Cash and due from banks                             158,247                                123,819
Allowance for loan losses                           (37,089)                               (30,773)
Other real estate owned                               1,249                                  4,009
Other assets                                         34,482                                 27,004
---------------------------------------------   ------------                           -------------
Total assets                                     $2,021,473                             $1,541,177
---------------------------------------------   ------------                           -------------
---------------------------------------------   ------------                           -------------

Funding sources:
Interest-bearing liabilities:
   NOW deposits                                $     12,953           60       1.9    $      9,843            55       2.2
   Regular money market deposits                    357,781        2,411       2.7         312,512         2,112       2.7
   Bonus money market deposits                      812,674        9,081       4.5         575,053         6,322       4.4
   Time deposits                                    104,651        1,086       4.2          67,932           664       3.9
---------------------------------------------   ------------------------------------   -------------------------------------
Total interest-bearing liabilities                1,288,059       12,638       3.9         965,340         9,153       3.8
Portion of noninterest-bearing
   funding sources                                  576,525                                451,778
---------------------------------------------   ------------------------------------   -------------------------------------
Total funding sources                             1,864,584       12,638       2.7       1,417,118         9,153       2.6
---------------------------------------------   ------------------------------------   -------------------------------------

Noninterest-bearing funding sources:
Demand deposits                                     575,726                                449,636
Other liabilities                                    11,903                                 10,463
Shareholders' equity                                145,785                                115,738
Portion used to fund
   interest-earning assets                         (576,525)                              (451,778)
---------------------------------------------   ------------                           -------------
Total liabilities and shareholders'
   equity                                        $2,021,473                             $1,541,177
---------------------------------------------   ------------                           -------------
---------------------------------------------   ------------                           -------------

Net interest income and margin                                   $27,188       5.9%                      $20,921       5.9%
---------------------------------------------                  ------------  -------                   -----------   -------
---------------------------------------------                  ------------  -------                   -----------   -------

Memorandum:  Total deposits                      $1,863,785                             $1,414,976
---------------------------------------------   ------------                           -------------
---------------------------------------------   ------------                           -------------



(1) Includes average interest-bearing deposits in other financial institutions of $315 and $418 for the three months ended June 30, 1997 and 1996, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1997 and 1996. The tax equivalent adjustments were $106 and $55 for the three months ended June 30, 1997 and 1996, respectively.

----------------------------------------------------------------------------------------------------------------------------
                          AVERAGE BALANCES, RATES AND YIELDS
----------------------------------------------------------------------------------------------------------------------------
                                                                         For the six months ended June 30,
                                                ----------------------------------------------------------------------------
                                                                   1997                                  1996
                                                               (Unaudited)                            (Unaudited)
                                                ----------------------------------------------------------------------------
                                                                            Average                                 Average
                                                   Average                   Yield/       Average                    Yield/
(Dollars in thousands)                             Balance      Interest      Rate        Balance       Interest      Rate
----------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Federal funds sold and
       securities purchased under
       agreement to resell (1)                  $   257,119     $  6,965       5.5%    $   244,294      $  6,508       5.4%
   Investment securities:
       Taxable                                      597,801       17,747       6.0         330,977         9,214       5.6
       Non-taxable (2)                               14,519          579       8.0           6,218           311      10.1
   Loans:
       Commercial                                   806,457       44,210      11.1         628,884        35,998      11.5
       Real estate construction and term             72,802        3,606      10.0          73,820         4,359      11.9
       Consumer and other                            38,396        1,709       9.0          43,097         1,943       9.1
---------------------------------------------   ------------------------------------   -------------------------------------
   Total loans                                      917,655       49,525      10.9         745,801        42,300      11.4
---------------------------------------------   ------------------------------------   -------------------------------------
Total interest-earning assets                     1,787,094       74,816       8.4       1,327,290        58,333       8.8
---------------------------------------------   ------------------------------------   -------------------------------------

Cash and due from banks                             159,735                                127,408
Allowance for loan losses                           (36,110)                               (30,399)
Other real estate owned                               1,544                                  4,464
Other assets                                         34,693                                 27,998
---------------------------------------------   ------------                           -------------
Total assets                                     $1,946,956                             $1,456,761
---------------------------------------------   ------------                           -------------
---------------------------------------------   ------------                           -------------

Funding sources:
Interest-bearing liabilities:
   NOW deposits                                $     13,789          129       1.9    $     10,961           126       2.3
   Regular money market deposits                    337,786        4,519       2.7         304,114         4,092       2.7
   Bonus money market deposits                      766,875       17,042       4.5         516,290        11,582       4.5
   Time deposits                                     98,074        1,984       4.1          66,101         1,285       3.9
---------------------------------------------   ------------------------------------   -------------------------------------
Total interest-bearing liabilities                1,216,524       23,674       3.9         897,466        17,085       3.8
Portion of noninterest-bearing
   funding sources                                  570,570                                429,824
---------------------------------------------   ------------------------------------   -------------------------------------
Total funding sources                             1,787,094       23,674       2.7       1,327,290        17,085       2.6
---------------------------------------------   ------------------------------------   -------------------------------------

Noninterest-bearing funding sources:
Demand deposits                                     574,408                                435,052
Other liabilities                                    13,658                                 11,280
Shareholders' equity                                142,366                                112,963
Portion used to fund
   interest-earning assets                         (570,570)                              (429,824)
---------------------------------------------   ------------                           -------------
Total liabilities and shareholders'
   equity                                        $1,946,956                             $1,456,761
---------------------------------------------   ------------                           -------------
---------------------------------------------   ------------                           -------------

Net interest income and margin                                   $51,142      5.8%                       $41,248      6.3%
---------------------------------------------                  ------------  -------                   -----------   -------
---------------------------------------------                  ------------  -------                   -----------   -------

Memorandum:  Total deposits                      $1,790,932                             $1,332,518
---------------------------------------------   ------------                           -------------
---------------------------------------------   ------------                           -------------



(1) Includes average interest-bearing deposits in other financial institutions of $323 and $310 for the six months ended June 30, 1997 and 1996, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1997 and 1996. The tax equivalent adjustments were $203 and $109 for the six months ended June 30, 1997 and 1996, respectively.

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the periods indicated. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1997 and 1996.


                                                                           1997 Compared to 1996
                                                   -------------------------------------------------------------------------
                                                      Three Months Ended June 30,             Six Months Ended June 30,
                                                             (Unaudited)                             (Unaudited)
                                                   ---------------------------------   -------------------------------------
                                                         Increase (Decrease)                     Increase (Decrease)
                                                          Due to Change in                        Due to Change in
                                                   ---------------------------------   -------------------------------------
(Dollars in thousands)                               Volume        Rate    Total          Volume          Rate      Total
----------------------------------------------------------------------------------------------------------------------------
Interest income:
   Federal funds sold and securities
     purchased under agreement to resell             $ (150)       $ 192    $   42         $   329       $   128   $   457
   Investment securities                              3,903          413     4,316           8,208           593     8,801
   Loans                                              5,625         (231)    5,394           9,158        (1,933)    7,225
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income                9,378          374     9,752          17,695        (1,212)   16,483
----------------------------------------------------------------------------------------------------------------------------

Interest expense:
   NOW deposits                                          15          (10)        5              25           (22)        3
   Regular money market deposits                        311          (12)      299             439           (12)      427
   Bonus money market deposits                        2,673           86     2,759           5,537           (77)    5,460
   Time deposits                                        383           39       422             644            55       699
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense               3,382          103     3,485           6,645           (56)    6,589
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income           $5,996        $ 271    $6,267         $11,050       $(1,156)  $ 9,894
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------



Net interest income, on a fully taxable-equivalent basis, totaled $27.2 million for the second quarter of 1997, an increase of $6.3 million, or 30.0%, from the $20.9 million total for the second quarter of 1996. The increase in net interest income was the result of a $9.8 million, or 32.4%, increase in interest income, offset by a $3.5 million, or 38.1%, increase in interest expense over the comparable prior year period.

The $9.8 million increase in interest income for the second quarter of 1997, as compared to the second quarter of 1996, was the result of a $9.4 million favorable volume variance combined with a $0.4 million favorable rate variance. The favorable volume variance resulted from a $447.5 million, or 31.6%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits and consisted of an increase in both loans and investment securities.

The growth in average loans for the 1997 second quarter, which were up $203.5 million, or 26.5%, compared to the second quarter of 1996, was widely distributed throughout the loan portfolio. This diversified growth was evidenced by increased average loan balances in many of the Company's market niches, recently developed products and loan offices opened by the Company during the past few years.

Average investment securities for the second quarter of 1997 increased $255.4 million, or 69.2%, over the respective prior year period, as excess funds generated as a result of the aforementioned deposit growth having exceeded the growth in loans were invested in U.S. agencies securities, U.S. Treasury securities, mortgage-backed securities, municipal securities, and commercial paper. The nature of this growth in the investment portfolio reflected a continuation of Management's recent actions to both increase the portfolio of longer-term investment securities in an effort to obtain available higher yields, as well as to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity. Average federal funds sold and securities purchased under agreement to resell decreased $11.5 million, or 4.1%, in the second quarter of 1997 as compared to the 1996 second quarter.

Interest income for the second quarter of 1997 increased $0.4 million from the comparable prior year period due to a favorable rate variance. The overall increase in the yield on average interest-earning assets of approximately 10 basis points for the second quarter of 1997, as compared to the 1996 second quarter, was primarily centered in investment securities, as the yield on average investment securities increased largely due to a shift in the mix of the investment portfolio towards higher-yielding longer-term investment securities.

Total interest expense in the 1997 second quarter increased $3.5 million from the second quarter of 1996. This increase was due to an unfavorable volume variance of $3.4 million and an unfavorable rate variance of $0.1 million. The unfavorable volume variance resulted from a $322.7 million, or 33.4%, increase in average interest-bearing liabilities in the second quarter of 1997 as compared with the second quarter of 1996. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $237.6 million, or 41.3%, and was explained by high levels of client liquidity attributable to the continued strong inflow of investment capital into the venture capital community and into the public equity markets during 1996 and 1997.

Net interest income, on a fully taxable-equivalent basis, totaled $51.1 million for the first six months of 1997, an increase of $9.9 million, or 24.0%, from the $41.2 million total for the first six months of 1996. The increase in net interest income was attributable to a $16.5 million, or 28.3%, increase in interest income, offset by a $6.6 million, or 38.6%, increase in interest expense over the comparable prior year period.

The $16.5 million increase in interest income for the first half of 1997, as compared to the first half of 1996, was explained by a $17.7 million favorable volume variance, slightly offset by a $1.2 million unfavorable rate variance. The favorable volume variance was attributable to growth in average interest-earning assets, which increased $459.8 million, or 34.6%, from the prior year comparable period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which were up $458.4 million, or 34.4%, from the comparable prior year period, and primarily consisted of an increase in both loans and investment securities. The growth in average loans was widely distributed among the Company's market niches, recently developed products and loan offices opened by the Company during the past few years. The growth in average investment securities reflected a continuation of Management's recent actions to both increase the portfolio of longer-term investment securities in an effort to obtain available higher yields, as well as to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity.

The unfavorable rate variance of $1.2 million was the result of an overall decrease in the yield on average interest-earning assets of approximately 40 basis points for the first six months of 1997, as compared to the respective prior year period. The decrease in the yield was centered in loans, as the yield on average loans declined largely due to reduced pricing resulting from increased competition.

Total interest expense for the first half of 1997 increased $6.6 million from the first half of 1996. This increase was primarily due to an unfavorable volume variance of $6.6 million which resulted from a $319.1 million, or 35.6%, increase in average interest-bearing liabilities for the first six months of 1997 over the comparable prior year period. The growth in average interest-bearing liabilities was largely concentrated in the Company's bonus money market deposit product, which increased $250.6 million, or 48.5%, and was explained by high levels of client liquidity attributable to the continued strong inflow of investment capital into the venture capital community and into the public equity markets during 1996 and 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The Company's provision for loan losses totaled $2.6 million for the second quarter of 1997, a $0.6 million, or 26.8%, increase compared to the $2.1 million provision for the second quarter of 1996. The provision for loan losses increased $2.4 million, or 66.3%, to a total of $6.0 million for the first six months of 1997, versus $3.6 million for the comparable 1996 period. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the three and six month periods ended June 30, 1997 and 1996:



                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                          (Unaudited)                   (Unaudited)
                                                   ---------------------------   -------------------------
(Dollars in thousands)                                1997           1996           1997           1996
----------------------------------------------------------------------------------------------------------
Disposition of client warrants                       $1,082         $1,971         $4,245         $2,262
Letter of credit and foreign exchange income          1,110            855          2,090          1,734
Deposit service charges                                 407            445            772            841
Investment gains                                         44              -             45              1
Other                                                   334            283            655            549
----------------------------------------------------------------------------------------------------------
Total noninterest income                             $2,977         $3,554         $7,807         $5,387
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Noninterest income decreased $0.6 million, or 16.2%, to a total of $3.0 million in the second quarter of 1997 versus $3.6 million in the prior year second quarter. The decrease in noninterest income was largely due to a $0.9 million decrease in income from the disposition of client warrants, partially offset by a $0.3 million increase in letter of credit fees, foreign exchange fees and other trade finance income. Noninterest income totaled $7.8 million for the first six months of 1997, an increase of $2.4 million, or 44.9%, from the $5.4 million total in the comparable prior year period. This increase was largely due to a $2.0 million increase in income from the disposition of client warrants and a $0.4 million increase in letter of credit fees, foreign exchange fees and other trade finance income.

Income from the disposition of client warrants totaled $1.1 million in the second quarter of 1997 and $4.2 million for the first six months of 1997 versus $2.0 million and $2.3 million for the respective 1996 periods. The Company has historically obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming. Interest rates, loan fees and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond the control of the Company, including the general condition of the public equity markets, and therefore cannot be predicted with any degree of accuracy and is likely to vary materially from period to period. During the first six months of 1997, as well as throughout 1996, a significant portion of the income realized by the Company from the disposition of client warrants was offset by expenses related to the Company's efforts to build an infrastructure sufficient to support present and prospective business activities, as well as evaluate and pursue new business opportunities, and was also offset by the need to increase the provision for loan losses during those periods. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized from the disposition of client warrants in furthering the execution of its business strategies.

Letter of credit fees, foreign exchange fees and other trade finance income increased to a total of $1.1 million during the 1997 second quarter, and totaled $2.1 million for the first six months of 1997, compared to $0.9 million for the 1996 second quarter and $1.7 million for the first six months of 1996. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related products and services among the Company's client base, a large percentage of which provide products and services in international markets.

Deposit service charges totaled $0.4 million and $0.8 million for the three and six month periods ended June 30, 1997, respectively, as well as for the three and six month periods ended June 30, 1996, respectively. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by the Company as deposit service charges income.

The Company realized a nominal gain on sales of investment securities for both the three and six month periods ended June 30, 1997. The Company reported no gains or losses on sales of investment securities in the second quarter of 1996 and realized a nominal gain on sales of investment securities during the first six months of 1996. All investment securities sold were classified as available-for-sale, and all sales were conducted as a normal component of the Company's asset/liability and liquidity management activities.

Other noninterest income, which largely consists of service-based fee income, totaled $0.3 million and $0.7 million for the three and six month periods ended June 30, 1997, compared to $0.3 million and $0.5 million for the respective prior year periods. The increase during 1997 was primarily due to increased fees associated with cash management services provided to the Company's client base.

NONINTEREST EXPENSE

Noninterest expense in the second quarter of 1997 totaled $15.8 million, a $2.8 million, or 21.6%, increase from the $13.0 million incurred in the comparable 1996 period. Noninterest expense totaled $30.4 million for the first six months of 1997, an increase of $4.7 million, or 18.1%, over the $25.7 million total for the comparable 1996 period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio improved to 54.3% for the 1997 second quarter, down from 58.3% for the second quarter of 1996. The Company's efficiency ratio for the first six months of 1997 was 55.8%, versus 57.4% for the comparable 1996 period. The following tables present the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:


                                                        Three Months Ended June 30,
                                               ------------------------------------------------
                                                       1997                     1996
                                                    (Unaudited)              (Unaudited)
                                               ------------------------  ----------------------
                                                           Percent of               Percent of
                                                            Adjusted                 Adjusted
(Dollars in thousands)                          Amount      Revenues     Amount      Revenues
-----------------------------------------------------------------------------------------------
Compensation and benefits                      $ 9,420         32.6%    $ 7,557         33.7%
Professional services                            1,695          5.9       1,251          5.6
Business development and travel                  1,026          3.5         725          3.2
Net occupancy expense                              891          3.1         774          3.4
Furniture and equipment                            763          2.6         939          4.2
Advertising and promotion                          450          1.6         325          1.4
Postage and supplies                               342          1.2         372          1.7
Telephone                                          330          1.1         291          1.3
Other                                              803          2.8         850          3.8
-----------------------------------------------------------------------------------------------
Total, excluding cost of other real
  estate owned                                  15,720         54.3%     13,084         58.3%
Cost of other real estate owned                     34                     (124)
-----------------------------------------------------------------------------------------------
Total noninterest expense                      $15,754                  $12,960
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


                                                          Six Months Ended June 30,
                                               ------------------------------------------------
                                                       1997                     1996
                                                    (Unaudited)              (Unaudited)
                                               ------------------------  ----------------------
                                                           Percent of               Percent of
                                                            Adjusted                 Adjusted
(Dollars in thousands)                          Amount      Revenues     Amount      Revenues
-----------------------------------------------------------------------------------------------
Compensation and benefits                      $18,476         33.9%    $15,345         34.7%
Professional services                            3,131          5.7       2,209          5.0
Business development and travel                  1,986          3.6       1,278          2.9
Net occupancy expense                            1,653          3.0       1,624          3.7
Furniture and equipment                          1,424          2.6       1,592          3.6
Advertising and promotion                          728          1.3         630          1.4
Postage and supplies                               702          1.3         749          1.7
Telephone                                          634          1.2         601          1.4
Other                                            1,660          3.0       1,394          3.1
-----------------------------------------------------------------------------------------------
Total, excluding cost of other real
  estate owned                                  30,394         55.8%     25,422         57.4%
Cost of other real estate owned                     26                      326
-----------------------------------------------------------------------------------------------
Total noninterest expense                      $30,420                  $25,748
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------



Compensation and benefits expenses totaled $9.4 million in the second quarter of 1997, a $1.9 million, or 24.7%, increase over the $7.6 million incurred in the second quarter of 1996. For the first six months of 1997, compensation and benefits expenses totaled $18.5 million, an increase of $3.1 million, or 20.4%, over the $15.3 million total for the comparable 1996 period. The 1997 increase in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent (FTE) staff employed by the Company. Average FTE were 402 and 397 for the three and six month periods ended June 30, 1997, compared to 355 and 353 for the respective prior year periods. The increase in FTE was primarily due to a combination of the Company's efforts: to develop and support new markets through geographic expansion, to develop and expand recently developed as well as previously existing products and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in the Company's FTE is likely to occur during future years as a result of the continued expansion of the Company's business activities.

Professional services expenses, which consist of costs associated with legal consultation, accounting and auditing, consulting, and directors fees, totaled $1.7 million in the second quarter of 1997, a $0.4 million, or 35.5%, increase from the $1.3 million incurred in the second quarter of 1996. Professional services expenses totaled $3.1 million for the first six months of 1997, an increase of $0.9 million, or 41.7%, versus $2.2 million for the comparable 1996 period. The increase in professional services expenses in 1997 primarily relates to the timing of accounting and auditing expenses, an increase in legal fees related to credit workouts and a $0.4 million gain in the 1996 second quarter related to a legal settlement.

Business development and travel expenses totaled $1.0 million and $2.0 million for the three and six month periods ended June 30, 1997, an increase of $0.3 million, or 41.5%, and $0.7 million, or 55.4%, compared to the $0.7 million and $1.3 million totals for the comparable 1996 periods. The increase in business development and travel expenses reflects the Company's expansion during recent quarters into new geographic markets combined with continued business activities.

Net occupancy, furniture and equipment expenses totaled $1.7 million for both the second quarter of 1997 and 1996 and $3.1 million and $3.2 million for the first six months of 1997 and 1996, respectively. In July 1997, the Bank finalized an amendment to the original lease related to the Company's headquarters facility located at 3003 Tasman Drive in Santa Clara, California. The amendment provides for the leasing of additional premises, approximating 56,000 square feet, adjacent to the existing headquarters facility. Construction of the interior of the building is projected to begin shortly after the later of December 1, 1997 or the date that the current tenant vacates the premises. Assuming a build-out period of four months, the Bank could begin occupying the additional premises in April 1998, with additional future minimum rental payments of approximately $0.8 million for 1998, $1.1 million per year for 1999 through 2001, $1.2 million per year for 2002 through 2003, $1.3 million in the year 2004, and $0.6 million in the year 2005. The Company expects to incur other occupancy, furniture and equipment expenses in future periods associated with the construction, furnishing and maintenance of the additional premises, in addition to the future minimum rental payments detailed above.

Other noninterest expenses totaled $0.8 million and $0.9 million for the second quarter of 1997 and 1996, respectively. For the first half of 1997, other noninterest expenses increased $0.3 million, or 19.1%, to a total of $1.7 million compared to $1.4 million for the first half of 1996. This increase was largely due to both the timing of reimbursements related to client services and an increase in costs associated with certain vendor provided services.

Costs incurred during the second quarter of 1997 associated with other real estate owned (OREO) increased $0.2 million from the comparable prior year period, primarily due to a gain realized in the second quarter of 1996 on the sale of one property. For the first six months of 1997, OREO costs incurred decreased $0.3 million from the first half of 1996, primarily due to the write-down in the first quarter of 1996 of one property owned by the Company, partially offset by the aforementioned gain realized in the second quarter of 1996 on the sale of one property. The Company's net costs associated with OREO include: maintenance expenses, property taxes, marketing costs, net operating expense or income associated with income-producing properties, property write-downs, and gains or losses on the sales of such properties.

INCOME TAXES

The Company's effective tax rate was 42.0% in both the three and six month periods ended June 30, 1997, compared to 40.0% in the comparable prior year periods. The increase in the Company's effective income tax rate was attributable to adjustments in the Company's estimate of its tax liabilities.

FINANCIAL CONDITION

The Company's total assets were $2.2 billion at June 30, 1997 compared to $1.9 billion at December 31, 1996.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled $365.3 million at June 30, 1997, an increase of $55.0 million, or 17.7%, compared to the $310.3 million total at December 31, 1996. The balance of federal funds sold and securities purchased under agreement to resell at June 30, 1997 was significantly higher than the average balance for both the second quarter and the first half of 1997, and was attributable to the Company investing excess funds, resulting from a combination near quarter end of strong growth in deposits coupled with a reduction of noninterest-bearing cash accounts, in these types of short-term, liquid investments.

INVESTMENT SECURITIES

Investment securities totaled $693.8 million at June 30, 1997. This represented a $68.8 million, or 11.0%, increase over the December 31, 1996 balance of $625.0 million. The increase in investment securities was related to the strong growth in the Company's total deposits during the first half of 1997, and was primarily centered in U.S. Treasury securities and mortgage-backed securities, partially offset by a decrease in U.S. agencies securities. This growth reflected a continuation of Management's recent actions to both increase the portfolio of longer-term investment securities in an effort to obtain available higher yields, as well as to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity.

LOANS

Total loans, net of unearned income, at June 30, 1997 were in excess of $1.0 billion, a $174.7 million, or 20.2%, increase compared to the roughly $0.9 billion total at December 31, 1996. The increase in loans from the 1996 year-end total was widely distributed throughout the loan portfolio. This diversified growth was evidenced by increased quarter end loan balances in many of the Company's market niches, recently developed products and loan offices opened by the Company during the past few years.

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

The allowance for loan losses totaled $37.3 million at June 30, 1997, an increase of $4.6 million, or 14.1%, compared to the $32.7 million balance at December 31, 1996. This increase was due to $6.0 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $1.4 million for the first six months of 1997. Gross charge-offs for the first six months of 1997 were $3.2 million and included charge-offs of $1.6 million related to one commercial credit. In

August 1997, the Company realized a $0.7 million recovery and a related reduction in nonperforming loans in excess of $3.0 million as a result of a sale of a portion of the underlying collateral in the above-mentioned commercial credit.

In general, Management believes the allowance for loan losses is adequate as of June 30, 1997. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:


                                                            June 30,      December 31,
                                                              1997            1996
(Dollars in thousands)                                     (Unaudited)     (Unaudited)
---------------------------------------------------------------------------------------
Nonperforming assets:
Loans past due 90 days or more                                $    85        $ 8,556
Nonaccrual loans                                               15,167         14,581
---------------------------------------------------------------------------------------
Total nonperforming loans                                      15,252         23,137
OREO                                                            1,136          1,948
---------------------------------------------------------------------------------------
Total nonperforming assets                                    $16,388        $25,085
---------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans               1.5%           2.7%
OREO as a percentage of total assets                             0.1%           0.1%
Nonperforming assets as a percentage of total assets             0.7%           1.3%

Allowance for loan losses:                                    $37,300        $32,700
   As a percentage of total loans                                3.6%           3.8%
   As a percentage of nonaccrual loans                         245.9%         224.3%
   As a percentage of nonperforming loans                      244.6%         141.3%



Nonperforming loans totaled $15.3 million, or 1.5% of total loans, at June 30, 1997. This represented a decrease of $7.9 million, or 34.1%, compared to $23.1 million, or 2.7% of total loans, at December 31, 1996. The decrease from the prior year end was primarily due to the first quarter 1997 payoff by the Export-Import Bank of the U.S. of one credit in excess of $8.0 million that was more than 90 days past due as of December 31, 1996.

In addition to the loans disclosed in the foregoing analysis, Management has identified four loans with principal amounts aggregating approximately $10.0 million, that, on the basis of information known by Management as of June 30, 1997, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans at June 30, 1997 where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

OREO totaled $1.1 million at June 30, 1997, a decrease of $0.8 million, or 41.7%, from the $1.9 million balance at December 31, 1996. The OREO balance at June 30, 1997 was composed of two properties, each consisting of multiple undeveloped lots, and each acquired prior to June 1993. The decrease in the OREO balance during the first six months of 1997 resulted from sales of lots related to one of the aforementioned properties.

DEPOSITS

Total deposits were $2.1 billion at June 30, 1997, an increase of $280.7 million, or 15.8%, from the prior year-end total of $1.8 billion. Although each category of the Company's deposit portfolio experienced growth during the first half of 1997, the largest portion of this increase was in the Company's bonus money market deposit product, which increased $211.7 million, or 28.0%, to $1.0 billion at June 30, 1997. The increase in the Company's bonus money market deposit product was explained by high levels of client liquidity attributable to the continued strong inflow of investment capital into the venture capital community and into the public equity markets during 1996 and 1997.

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

Company policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At June 30, 1997, the Company's liquid assets as a percentage of total deposits were 49.8%, compared to 47.3% at December 31, 1996. These ratios are well in excess of the Company's minimum policy guidelines and were largely due to increased balances in short-term, liquid investment securities that primarily resulted from the strong growth in deposits experienced by the Company, which exceeded the growth in loans, during 1996 and 1997.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company is in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. Aside from current earnings, an additional source of new capital for the Company has been the issuance of common stock under the Company's employee benefit plans, including the Company's stock option plans, employee stock ownership plan and employee stock purchase plan.

Shareholders' equity totaled $150.7 million at June 30, 1997, an increase of $15.3 million from the $135.4 million balance at December 31, 1996. This increase resulted from net income of $13.0 million combined with capital generated through the Company's employee benefit plans of $4.5 million, offset by a decrease in the after-tax net unrealized gain on available-for-sale investments of $2.2 million from the prior year end, as the Company sold common stock acquired from the 1996 exercise of a warrant in one client of the Bank and realized approximately $1.8 million in after-tax warrant-related income in the first quarter of 1997.

The Company is subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital and Tier 1 risk-based capital requirements are 10.0% and 6.0% of risk-weighted assets and certain off-balance sheet items, respectively, for a "well capitalized" depository institution.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well capitalized depository institution.

The Company's risk-based capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of June 30, 1997 and December 31, 1996. Capital ratios for the Company are set forth below:

--------------------------------------------------------------------------
                                                 June 30,    December 31,
                                                   1997          1996
                                                (Unaudited)
--------------------------------------------------------------------------
Total risk-based capital ratio                      11.6%       11.5%
Tier 1 risk-based capital ratio                     10.3%       10.2%
Tier 1 leverage ratio                                7.4%        7.7%
--------------------------------------------------------------------------
--------------------------------------------------------------------------

The improvement in the Company's total risk-based capital ratio and Tier 1 risk-based capital ratio from December 31, 1996 to June 30, 1997 was attributable to an increase in Tier 1 capital, partially offset by an increase in the lower risk-weighted asset categories primarily due to increased balances in short-term, liquid investment securities resulting from deposit growth exceeding loan growth during the first half of 1997. The increase in Tier 1 capital was largely due to the aforementioned net income and capital generated through the Company's employee benefit plans during the first six months of 1997. The decrease in the Company's Tier 1 leverage ratio from December 31, 1996 to June 30, 1997 primarily resulted from an increase in average total assets during the first six months of 1997.

                             PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at June 30, 1997, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 17, 1997. Each of the persons named in the Proxy Statement as a nominee for director was elected; the Silicon Valley Bancshares 1997 Equity Incentive Plan and options previously granted thereunder were ratified and approved; and the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for 1997 was ratified. The following are the voting results on each of these matters:

Election of Directors                      In Favor          Withheld
---------------------                      --------          --------

Gary K. Barr                              8,424,675          28,543
James F. Burns, Jr.                       8,424,805          28,413
John C. Dean                              8,424,888          28,330
David M. deWilde                          8,424,888          28,330
Clarence J. Ferrari, Jr., Esq.            8,424,888          28,330
Daniel J. Kelleher                        8,340,583         112,635
James R. Porter                           8,424,888          28,330
Michael Roster, Esq.                      8,424,688          28,530
Ann R. Wells                              8,342,253         110,965

Other Matters                       In Favor   Opposed   Abstained   Non-Votes
-------------                       --------   -------   ---------   ---------
Ratify and approve the Silicon
   Valley Bancshares 1997 Equity
   Incentive Plan and options
   previously granted thereunder    4,731,655  1,882,726   25,214    2,895,230

Ratification of the appointment of
   KPMG Peat Marwick LLP as the
   Company's independent auditors
   for 1997                         8,421,267     16,107   15,844            -

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

    3.2       Bylaws of the Company, as amended

    10.17(a) First amendment to lease outlined in Exhibit 10.17 incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994

    10.34     Silicon Valley Bancshares 1997 Equity Incentive Plan

(b) REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SILICON VALLEY BANCSHARES


Date:  August 13, 1997              /s/ Christopher T. Lutes
                                    -------------------------------------
                                    Christopher T. Lutes
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)