Form 10-Q
period 1997-09-30
SILICON VALLEY BANCSHARES
filed 1997-11-13
CIK 719739

   As filed with the Securities and Exchange Commission on November 13, 1997
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ___________
                                   FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ________ to ________.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X   No ___


     At October 31, 1997, 9,917,704 shares of the registrant's common stock
(no par value) were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                   This report contains a total of 29 pages.

                               TABLE OF CONTENTS

                                                                            PAGE
                        PART I - FINANCIAL INFORMATION

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS                                          3

          CONSOLIDATED INCOME STATEMENTS                                       4

          CONSOLIDATED STATEMENTS OF CASH FLOWS                                5

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 12

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   28

ITEM 2.   CHANGES IN SECURITIES                                               28

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     28

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 28

ITEM 5.   OTHER INFORMATION                                                   28

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    28

SIGNATURES                                                                    29

                        PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                  SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                   September 30,             December 31,
                                                                       1997                      1996
(Dollars in thousands)                                              (Unaudited)
---------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                              $   142,031              $  122,836
Federal funds sold and securities purchased under
  agreement to resell                                                    386,290                 310,341
Investment securities, at fair value                                     837,372                 625,022
Loans, net of unearned income                                          1,037,268                 863,492
Allowance for loan losses                                                (38,600)                (32,700)
---------------------------------------------------------------------------------------------------------
  Net loans                                                              998,668                 830,792
Premises and equipment                                                     3,601                   4,155
Other real estate owned                                                      800                   1,948
Accrued interest receivable and other assets                              37,077                  29,450
---------------------------------------------------------------------------------------------------------
Total assets                                                          $2,405,839              $1,924,544
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing demand deposits                                  $   691,486              $  599,257
NOW deposits                                                              12,693                   8,443
Money market deposits                                                  1,406,922               1,081,391
Time deposits                                                            117,109                  85,213
---------------------------------------------------------------------------------------------------------
  Total deposits                                                       2,228,210               1,774,304
Other liabilities                                                         15,348                  14,840
---------------------------------------------------------------------------------------------------------
Total liabilities                                                      2,243,558               1,789,144
---------------------------------------------------------------------------------------------------------

Shareholders' Equity:
Preferred stock, no par value:
  20,000,000 shares authorized; none outstanding
Common stock, no par value:
  30,000,000 shares authorized; 9,880,647 and
  9,329,993 shares outstanding at September 30, 1997
  and December 31, 1996, respectively                                     79,283                  65,968
Retained earnings                                                         87,555                  67,321
Net unrealized gain on available-for-sale investments                      1,969                   2,456
Unearned compensation                                                     (6,526)                   (345)
---------------------------------------------------------------------------------------------------------
Total shareholders' equity                                               162,281                 135,400
---------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                            $2,405,839              $1,924,544
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

            See notes to interim consolidated financial statements.

                    SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENTS

                                                                     For the three months ended   For the nine months ended
                                                                     --------------------------   -------------------------
                                                                    September 30, September 30,  September 30, September 30,
                                                                         1997         1996            1997         1996
(Dollars in thousands, except per share amounts)                      (Unaudited)  (Unaudited)     (Unaudited)  (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
Interest income:
     Loans, including fees                                             $ 28,349     $ 23,236       $ 77,874       $ 65,536
     Investment securities                                               10,897        7,040         29,020         16,455
     Federal funds sold and securities purchased under
       agreement to resell                                                4,925        3,019         11,891          9,527
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                                    44,171       33,295        118,785         91,518
---------------------------------------------------------------------------------------------------------------------------
Interest expense:
     Deposits                                                            15,117       10,353         38,791         27,438
---------------------------------------------------------------------------------------------------------------------------
Total interest expense                                                   15,117       10,353         38,791         27,438
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                                      29,054       22,942         79,994         64,080
Provision for loan losses                                                 1,716        2,962          7,682          6,550
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                      27,338       19,980         72,312         57,530
---------------------------------------------------------------------------------------------------------------------------
Noninterest income:
     Disposition of client warrants                                         708          618          4,953          2,880
     Letter of credit and foreign exchange income                         1,159          759          3,249          2,493
     Deposit service charges                                                588          359          1,360          1,200
     Investment gains                                                        33            -             78              1
     Other                                                                  318          277            973            825
---------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                  2,806        2,013         10,613          7,399
---------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
     Compensation and benefits                                           10,625        7,914         29,100         23,259
     Professional services                                                1,958        1,329          5,088          3,538
     Business development and travel                                      1,077          683          3,063          1,961
     Furniture and equipment                                              1,178          859          2,602          2,452
     Net occupancy expense                                                  840          706          2,493          2,329
     Postage and supplies                                                   420          359          1,122          1,108
     Advertising and promotion                                              354          437          1,082          1,067
     Telephone                                                              370          355          1,004            956
     Cost of other real estate owned                                         30           19             56            345
     Other                                                                  766          546          2,429          1,939
---------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                17,618       13,207         48,039         38,954
---------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                         12,526        8,786         34,886         25,975
Income tax expense                                                        5,261        3,514         14,652         10,390
---------------------------------------------------------------------------------------------------------------------------
Net income                                                             $  7,265     $  5,272       $ 20,234       $ 15,585
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Net income per common and
common equivalent share                                                $   0.71     $   0.54       $   1.99       $   1.61
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------


             See notes to interim consolidated financial statements.

                  SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    For the nine months ended
                                                                 --------------------------------
                                                                  September 30,    September 30,
                                                                      1997              1996
(Dollars in thousands)                                             (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                   $    20,234       $   15,585
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Provision for loan losses                                      7,682            6,550
         Provision for other real estate owned                              -              551
         Depreciation and amortization                                    974              880
         Net gain on sales of investment securities                       (78)              (1)
         Net gain on sales of other real estate owned                     (45)            (407)
         Increase in accrued interest receivable                       (5,260)          (3,671)
         (Increase) decrease in prepaid expenses                         (180)           2,594
         Increase in unearned income                                    1,757            1,182
         Increase (decrease) in accrued liabilities                       896           (1,866)
         Other, net                                                    (2,643)          (3,398)
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              23,337           17,999
-------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from maturities and paydowns of investment
       securities                                                     923,336          716,999
     Proceeds from sales of investment securities                     105,476            9,699
     Purchases of investment securities                            (1,236,675)        (893,856)
     Net increase in loans                                           (181,605)        (111,751)
     Proceeds from recoveries of charged off loans                      3,121            1,946
     Net proceeds from sales of other real estate owned                 1,193            2,092
     Purchases of premises and equipment                                 (426)            (310)
-------------------------------------------------------------------------------------------------
Net cash applied to investing activities                             (385,580)        (275,181)
-------------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Net increase in deposits                                         453,906          278,772
     Proceeds from issuance of common stock, net of
       issuance costs                                                   3,481            1,957
-------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             457,387          280,729
-------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                              95,144           23,547
Cash and cash equivalents at January                                1,433,177          342,325
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30,                        $   528,321       $  365,872
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

Supplemental Disclosures:
     Interest Paid                                                $    38,514       $   27,405
     Income taxes paid                                            $    14,585       $   11,932
Non-cash investing activities:
     Transfer of loans to other foreclosed assets                 $     1,169       $        -
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

NATURE OF OPERATIONS

The Company is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Arizona, Colorado, Georgia, Maryland, Massachusetts, Oregon, Texas, and Washington. The Bank serves emerging growth and middle-market companies in specific targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1997, the results of its operations for the three and nine month periods ended September 30, 1997 and September 30, 1996 and the results of its cash flows for the nine month periods ended September 30, 1997 and September 30, 1996. The December 31, 1996 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1997 may not necessarily be indicative of the Company's operating results for the full year.

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

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $290,000 and $341,000 at September 30, 1997 and December 31, 1996, respectively.

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

                SILICON VALLEY BANCSHARES AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Net income per common and common equivalent share is calculated using weighted-average shares, including the dilutive effect of stock options outstanding during the period. Weighted-average shares outstanding were 10,288,505 and 10,143,837 for the three and nine month periods ended September 30, 1997 and 9,735,778 and 9,660,785 for the three and nine month periods ended September 30, 1996. Fully diluted earnings per common and common equivalent share were approximately equal to primary earnings per common and common equivalent share for the three and nine month periods ended September 30, 1997 and September 30, 1996.

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

                SILICON VALLEY BANCSHARES AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The pro forma EPS amounts, computed pursuant to the provisions of SFAS No. 128, for the three and nine month periods ended September 30, 1997 and 1996 were as follows:

                                       Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                          (Unaudited)                 (Unaudited)
                                    -------------------------   -------------------------
(Dollars and shares in thousands,    Net            Per Share     Net           Per Share
except per share amounts)           Income  Shares   Amount     Income  Shares   Amount
-----------------------------------------------------------------------------------------
1997:
BASIC EPS:
Income available to common
  shareholders                      $7,265   9,740   $0.75      $20,234  9,606  $2.11

EFFECT OF DILUTIVE SECURITIES:
Stock options outstanding                -     549       -            -    538      -
-----------------------------------------------------------------------------------------
DILUTED EPS:
Income available to common
  shareholders plus assumed
  conversions                       $7,265  10,289   $0.71      $20,234 10,144  $1.99
-----------------------------------------------------------------------------------------
1996:
BASIC EPS:
Income available to common
  shareholders                      $5,272   9,259   $0.57       15,585  9,182  $1.70

EFFECT OF DILUTIVE SECURITIES:
Stock options outstanding                -     477       -            -    479      -
-----------------------------------------------------------------------------------------
DILUTED EPS:
Income available to common
  shareholders plus assumed
  conversions                       $5,272   9,736   $0.54      $15,585  9,661  $1.61
-----------------------------------------------------------------------------------------

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

                SILICON VALLEY BANCSHARES AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for all entities for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income." The only component of other comprehensive income currently applicable to the Company, as defined by SFAS No. 130, is the net unrealized gain or loss on available-for-sale investments. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the statement of financial position. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position or results of operations.

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

                SILICON VALLEY BANCSHARES AND SUBSIDIARIES
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2.  LOANS

The detailed composition of loans is presented in the following table:

                                 September 30,   December 31,
                                     1997           1996
(Dollars in thousands)           (Unaudited)
-------------------------------------------------------------
Commercial                        $  919,275      $755,699
Real estate term                      49,643        44,475
Real estate construction              33,152        27,540
Consumer and other                    35,198        35,778
-------------------------------------------------------------
Total loans (1)                   $1,037,268      $863,492
-------------------------------------------------------------

(1) Net of unearned income of $7,415 and $5,658 at September 30, 1997 and December 31, 1996, respectively.

3.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three and nine month periods ended September 30, 1997 and 1996 was as follows:

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                         (Unaudited)            (Unaudited)
                                     ------------------     -----------------
(Dollars in thousands)                 1997      1996         1997      1996
-----------------------------------------------------------------------------
Beginning balance                    $37,300    $29,000     $32,700   $29,700
Provision for loan losses              1,716      2,962       7,682     6,550
Loans charged off                     (1,700)    (2,502)     (4,903)   (8,196)
Recoveries                             1,284        540       3,121     1,946
-----------------------------------------------------------------------------
Balance at September 30,             $38,600    $30,000     $38,600   $30,000
-----------------------------------------------------------------------------

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $23.3 million and $19.9 million at September 30, 1997 and September 30, 1996, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $11.5 million at September 30, 1997 and $6.5 million at September 30, 1996. Average impaired loans for the third quarter of 1997 and 1996 totaled $19.5 million and $18.7 million, respectively.

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

EARNINGS SUMMARY

The Company reported net income of $7.3 million, or $0.71 per share, for the third quarter of 1997, compared with net income of $5.3 million, or $0.54 per share, for the third quarter of 1996. Net income totaled $20.2 million, or $1.99 per share, for the nine months ended September 30, 1997, versus $15.6 million, or $1.61 per share, for the respective 1996 period. The annualized return on average assets (ROA) was 1.3% for both the third quarter of 1997 and 1996. The annualized return on average equity (ROE) for the third quarter of 1997 was 18.4%, compared to 17.2% in the 1996 third quarter. For the first nine months of 1997, ROA was 1.3% and ROE was 18.4% versus 1.4% and 17.9%, respectively, for the comparable prior year period.

The increase in net income during the three and nine month periods ended September 30, 1997, as compared with the prior year respective periods, resulted primarily from growth in both net interest income and noninterest income, partially offset by an increase in noninterest expense. The major components of net income and changes in these components are summarized in the following table for the three and nine month periods ended September 30, 1997 and 1996, and are discussed in more detail below.

                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                         (Unaudited)            (Unaudited)
                                     ------------------     -----------------
(Dollars in thousands)                 1997      1996         1997      1996
-----------------------------------------------------------------------------
Net interest income                  $29,054    $22,942     $79,994   $64,080
Provision for loan losses              1,716      2,962       7,682     6,550
Noninterest income                     2,806      2,013      10,613     7,399
Noninterest expense                   17,618     13,207      48,039    38,954
-----------------------------------------------------------------------------
Income before income taxes            12,526      8,786      34,886    25,975
Income tax expense                     5,261      3,514      14,652    10,390
-----------------------------------------------------------------------------
Net income                           $ 7,265    $ 5,272     $20,234   $15,585
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

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

The following tables set forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three and nine month periods ended September 30, 1997 and 1996, respectively.

-------------------------------------------------------------------------------
                      AVERAGE BALANCES, RATES AND YIELDS
-------------------------------------------------------------------------------

                                                For the three months ended September 30,
                                      --------------------------------------------------------------
                                                   1997                             1996
                                                (Unaudited)                      (Unaudited)
                                      -----------------------------      ---------------------------
                                                            Average                          Average
                                        Average              Yield/      Average              Yield/
(Dollars in thousands)                  Balance    Interest   Rate       Balance    Interest   Rate
----------------------------------------------------------------------------------------------------
Interest-earning assets:
  Federal funds sold and
    securities purchased under
    agreement to resell (1)            $  350,786   $ 4,925    5.6%     $  226,543   $3,019    5.3%
  Investment securities:
    Taxable                               680,886    10,399    6.1         470,391    6,912    5.8
    Non-taxable (2)                        45,767       766    6.6           8,683      196    9.0
  Loans:
    Commercial                            885,577    25,265   11.3         684,832   20,203   11.7
    Real estate construction and term      80,269     2,169   10.7          90,841    2,062    9.0
    Consumer and other                     35,905       915   10.1          40,574      971    9.5
--------------------------------------  ---------------------------     ----------------------------
  Total loans                           1,001,751    28,349   11.2         816,247   23,236   11.3
--------------------------------------  ---------------------------     ----------------------------
Total interest-earning assets           2,079,190    44,439    8.5       1,521,864   33,363    8.7
--------------------------------------  ---------------------------     ----------------------------
Cash and due from banks                   147,834                          127,463
Allowance for loan losses                 (38,455)                         (30,004)
Other real estate owned                       921                            2,925
Other assets                               37,507                           28,515
--------------------------------------  ----------                      -----------
Total assets                           $2,226,997                       $1,650,763
--------------------------------------  ----------                      -----------
--------------------------------------  ----------                      -----------
Funding sources:
Interest-bearing liabilities:
  NOW deposits                         $   17,900        94    2.1      $    9,211       47    2.0
  Regular money market deposits           356,449     2,441    2.7         329,883    2,261    2.7
  Bonus money market deposits             967,974    11,338    4.6         652,427    7,293    4.4
  Time deposits                           113,082     1,244    4.4          73,129      752    4.1
--------------------------------------  ---------------------------     ----------------------------
Total interest-bearing liabilities      1,455,405    15,117    4.1       1,064,650   10,353    3.9
Portion of noninterest-bearing
  funding sources                         623,785                          457,214
--------------------------------------  ---------------------------     ----------------------------
Total funding sources                   2,079,190    15,117    2.9       1,521,864   10,353    2.7
--------------------------------------  ---------------------------     ----------------------------

Noninterest-bearing funding sources:
Demand deposits                           602,078                         452,322
Other liabilities                          13,033                          11,957
Shareholders' equity                      156,481                         121,834
Portion used to fund
  interest-earning assets                (623,785)                       (457,214)
--------------------------------------  ----------                      -----------
Total liabilities and shareholders'
  equity                               $2,226,997                      $1,650,763
--------------------------------------  ----------                      -----------
                                        ----------                      -----------
Net interest income and margin                      $29,322    5.6%                 $23,010    6.0%
--------------------------------------              -------    ----                 -------    ----
                                                    -------    ----                 -------    ----
Memorandum:  Total deposits            $2,057,483                      $1,516,972
--------------------------------------  ----------                      -----------
                                        ----------                      -----------

(1) Includes average interest-bearing deposits in other financial institutions of $298 and $402 for the three months ended September 30, 1997 and 1996, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1997 and 1996. The tax equivalent adjustments were $268 and $68 for the three months ended September 30, 1997 and 1996, respectively.

-------------------------------------------------------------------------------
                      AVERAGE BALANCES, RATES AND YIELDS
-------------------------------------------------------------------------------

                                                For the nine months ended September 30,
                                      ---------------------------------------------------------
                                                   1997                             1996
                                                (Unaudited)                      (Unaudited)
                                      -----------------------------      ---------------------------
                                                            Average                          Average
                                        Average              Yield/      Average              Yield/
(Dollars in thousands)                  Balance    Interest   Rate       Balance    Interest   Rate
----------------------------------------------------------------------------------------------------
Interest-earning assets:
  Federal funds sold and
    securities purchased under
    agreement to resell (1)            $  288,685  $ 11,891    5.5%     $  238,334  $ 9,527   5.3%
  Investment securities:
    Taxable                               625,800    28,146    6.0         377,788   16,125   5.7
    Non-taxable (2)                        25,049     1,344    7.2           7,045      507   9.6
  Loans:
    Commercial                            833,120    69,475   11.1         647,670   56,201  11.6
    Real estate construction and term      75,319     5,775   10.3          79,534    6,421  10.8
    Consumer and other                     37,556     2,624    9.3          42,250    2,914   9.2
--------------------------------------  ---------------------------     ----------------------------
  Total loans                             945,995    77,874   11.0         769,454   65,536  11.4
--------------------------------------  ---------------------------     ----------------------------
Total interest-earning assets           1,885,529   119,255    8.5       1,392,621   91,695   8.8
--------------------------------------  ---------------------------     ----------------------------
Cash and due from banks                   155,725                          127,426
Allowance for loan losses                 (36,901)                         (30,266)
Other real estate owned                     1,334                            3,948
Other assets                               35,642                           28,171
--------------------------------------  ----------                      -----------
Total assets                           $2,041,329                       $1,521,900
--------------------------------------  ----------                      -----------
--------------------------------------  ----------                      -----------
Funding sources:
Interest-bearing liabilities:
  NOW deposits                         $   15,175       222    2.0      $   10,373      173   2.2
  Regular money market deposits           344,075     6,960    2.7         312,766    6,353   2.7
  Bonus money market deposits             834,645    28,381    4.5         562,000   18,875   4.5
  Time deposits                           103,132     3,228    4.2          68,461    2,037   4.0
--------------------------------------  ---------------------------     ----------------------------
Total interest-bearing liabilities      1,297,027    38,791    4.0         953,600   27,438   3.8
Portion of noninterest-bearing
  funding sources                         588,502                          439,021
--------------------------------------  ---------------------------     ----------------------------
Total funding sources                   1,885,529    38,791    2.8       1,392,621   27,438   2.6
--------------------------------------  ---------------------------     ----------------------------

Noninterest-bearing funding sources:
Demand deposits                           583,732                          440,851
Other liabilities                          13,448                           11,508
Shareholders' equity                      147,122                          115,941
Portion used to fund
  interest-earning assets                (588,502)                        (439,021)
--------------------------------------  ----------                      -----------
Total liabilities and shareholders'
  equity                               $2,041,329                       $1,521,900
--------------------------------------  ----------                      -----------
                                        ----------                      -----------
Net interest income and margin                      $80,464    5.7%                 $64,257   6.2%
--------------------------------------              -------    ----                 -------   ----
                                                    -------    ----                 -------   ----
Memorandum:  Total deposits            $1,880,759                       $1,394,451
--------------------------------------  ----------                      -----------
                                        ----------                      -----------

(1) Includes average interest-bearing deposits in other financial institutions of $315 and $341 for the nine months ended September 30, 1997 and 1996, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1997 and 1996. The tax equivalent adjustments were $470 and $177 for the nine months ended September 30, 1997 and 1996, respectively.

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

                                                            1997 Compared to 1996
                                             ----------------------------------------------------
                                               Three Months Ended           Nine Months Ended
                                                 September 30,                September 30,
                                                  (Unaudited)                  (Unaudited)
                                             ---------------------         ---------------------
                                               Increase (Decrease)          Increase (Decrease)
                                                Due to Change in             Due to Change in
                                             ---------------------         ---------------------
(Dollars in thousands)                      Volume    Rate    Total       Volume    Rate    Total
---------------------------------------------------------------------------------------------------
Interest income:
  Federal funds sold and securities
    purchased under agreement to resell     $ 1,753  $ 153  $ 1,906       $ 2,065  $   299  $ 2,364
  Investment securities                       3,823    234    4,057        12,038      820   12,858
  Loans                                       5,313   (200)   5,113        14,473   (2,135)  12,338
---------------------------------------------------------------------------------------------------
Increase (decrease) in interest income       10,889    187   11,076        28,576   (1,016)  27,560
---------------------------------------------------------------------------------------------------

Interest expense:
  NOW deposits                                   46      1       47            70      (21)      49
  Regular money market deposits                 188     (8)     180           627      (20)     607
  Bonus money market deposits                 3,716    329    4,045         9,254      252    9,506
  Time deposits                                 442     50      492         1,083      108    1,191
---------------------------------------------------------------------------------------------------
Increase in interest expense                  4,392    372    4,764        11,034      319   11,353
---------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income  $ 6,497  $(185) $ 6,312       $17,542  $(1,335) $16,207
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

Net interest income, on a fully taxable-equivalent basis, totaled $29.3 million for the third quarter of 1997, an increase of $6.3 million, or 27.4%, from the $23.0 million total for the third quarter of 1996. The increase in net interest income was the result of a $11.1 million, or 33.2%, increase in interest income, offset by a $4.8 million, or 46.0%, increase in interest expense over the comparable prior year period.

The $11.1 million increase in interest income for the third quarter of 1997, as compared to the third quarter of 1996, was the result of a $10.9 million favorable volume variance combined with a $0.2 million favorable rate variance. The favorable volume variance resulted from a $557.3 million, or 36.6%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which increased $540.5 million, or 35.6%, from the prior year comparable period. The increase in average interest-earning assets consisted of loans, which were up $185.5 million, plus a combination of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $371.8 million accounting for 66.7% of the total increase in average interest-earning assets.

The growth in average loans for the 1997 third quarter, which were up 22.7% compared to the third quarter of 1996, was widely distributed throughout the loan portfolio. This diversified growth was evidenced by increased average loan balances in many of the Company's market niches, products and loan offices.

Average investment securities for the third quarter of 1997 increased $247.6 million, or 51.7%, over the respective prior year period, as excess funds generated as a result of the aforementioned deposit growth having exceeded the growth in loans were invested in U.S. agency securities, U.S. Treasury securities, mortgage-backed securities, and municipal securities. The nature of this growth in the investment portfolio reflected a continuation of Management's recent actions to increase the portfolio of longer-term investment securities in an effort to obtain available higher yields, as well as to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity. Average federal funds sold and securities purchased under agreement to resell increased a combined $124.2 million, or 54.8%, in the third quarter of 1997 as compared to the 1996 third quarter. This increase was also a result of the aforementioned strong growth in deposits.

Interest income for the third quarter of 1997 increased $0.2 million from the comparable prior year period due to a favorable rate variance associated with federal funds sold, securities purchased under agreement to resell and investment securities, partially offset by an unfavorable rate variance related to loans. The overall decrease in the yield on average interest-earning assets of 20 basis points for the third quarter of 1997, as compared to the 1996 third quarter, was due to a shift in the composition of average interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned deposit growth having exceeded the growth in loans.

Total interest expense in the 1997 third quarter increased $4.8 million from the third quarter of 1996. This increase was due to an unfavorable volume variance of $4.4 million and an unfavorable rate variance of $0.4 million. The unfavorable volume variance resulted from a $390.8 million, or 36.7%, increase in average interest-bearing liabilities in the third quarter of 1997 as compared with the third quarter of 1996. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $315.5 million, or 48.4%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community and into the public equity markets during 1996 and 1997. The $0.4 million unfavorable rate variance was largely attributable to an increase in the average rate paid on the Company's bonus money market deposit product, as well as to a shift in the composition of average interest-bearing liabilities towards a higher percentage of deposits in the bonus money market deposit product.

Net interest income, on a fully taxable-equivalent basis, totaled $80.5 million for the first nine months of 1997, an increase of $16.2 million, or 25.2%, from the $64.3 million total for the first nine months of 1996. The increase in net interest income was the result of a $27.6 million, or 30.1%, increase in interest income, offset by a $11.4 million, or 41.4%, increase in interest expense over the comparable prior year period.

The $27.6 million increase in interest income for the first nine months of 1997, as compared to the first nine months of 1996, was explained by a $28.6 million favorable volume variance, offset by a $1.0 million unfavorable rate variance. The favorable volume variance was attributable to growth in average interest-earning assets, which increased $492.9 million, or 35.4%, from the prior year comparable period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which were up $486.3 million, or 34.9%, from the comparable prior year period, and consisted of an increase in each component of the Company's interest-earning assets. The growth in average loans for the first nine months of 1997, which were up $176.5 million, or

22.9%, compared to the prior year respective period, was widely distributed among the Company's market niches, products and loan offices. Average investment securities for the first nine months of 1997 increased $266.0 million, or 69.1%, over the respective prior year period. The growth in average investment securities reflected a continuation of Management's recent actions to increase the portfolio of longer-term investment securities in an effort to obtain available higher yields, as well as to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity. Average federal funds sold and securities purchased under agreement to resell for the first nine months of 1997 increased a combined $50.4 million, or 21.1%, over the comparable 1996 period due to the aforementioned strong growth in the Company's deposits.

The unfavorable rate variance of $1.0 million from the prior year comparable period resulted from an unfavorable rate variance related to loans, partially offset by favorable rate variances associated with federal funds sold, securities purchased under agreement to resell and investment securities. The overall decrease in the yield on average interest-earning assets of 30 basis points for the first nine months of 1997, as compared to the first nine months of 1996, was due to a decrease in the yield on average loans, resulting primarily from increased competition, combined with a shift in the composition of average interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned deposit growth having exceeded the growth in loans.

Total interest expense for the first nine months of 1997 increased $11.4 million from the first nine months of 1996. This increase was due to an unfavorable volume variance of $11.0 million and an unfavorable rate variance of $0.3 million. The unfavorable volume variance resulted from a $343.4 million, or 36.0%, increase in average interest-bearing liabilities for the first nine months of 1997 over the comparable prior year period. The growth in average interest-bearing liabilities was largely concentrated in the Company's bonus money market deposit product, which increased $272.6 million, or 48.5%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community and into the public equity markets during 1996 and 1997. The $0.3 million unfavorable rate variance was largely attributable to a shift in the composition of average interest-bearing liabilities towards a higher percentage of deposits in the bonus money market deposit product.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The Company's provision for loan losses totaled $1.7 million for the third quarter of 1997, a $1.2 million, or 42.1%, decrease compared to the $3.0 million provision for the third quarter of 1996. The provision for loan losses increased $1.1 million, or 17.3%, to a total of $7.7 million for the first nine months of 1997, versus $6.6 million for the comparable 1996 period. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the three and nine month periods ended September 30, 1997 and 1996:

                                              Three Months Ended     Nine Months Ended
                                                 September 30,          September 30,
                                                  (Unaudited)            (Unaudited)
                                              ------------------     -----------------
(Dollars in thousands)                          1997      1996         1997      1996
--------------------------------------------------------------------------------------
Disposition of client warrants                $  708    $  618       $ 4,953   $2,880
Letter of credit and foreign exchange income   1,159       759         3,249    2,493
Deposit service charges                          588       359         1,360    1,200
Investment gains                                  33         -            78        1
Other                                            318       277           973      825
--------------------------------------------------------------------------------------
Total noninterest income                      $2,806    $2,013       $10,613   $7,399
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

Noninterest income increased $0.8 million, or 39.4%, to a total of $2.8 million in the third quarter of 1997 versus $2.0 million in the prior year third quarter. The increase in noninterest income was largely due to both a $0.4 million increase in letter of credit fees, foreign exchange fees and other trade finance income and a $0.2 million increase in deposit service charges. Noninterest income totaled $10.6 million for the first nine months of 1997, an increase of $3.2 million, or 43.4%, from the $7.4 million total in the comparable prior year period. This increase was largely explained by a $2.1 million increase in income from the disposition of client warrants and a $0.8 million increase in letter of credit fees, foreign exchange fees and other trade finance income.

Income from the disposition of client warrants totaled $0.7 million in the third quarter of 1997 and $5.0 million for the first nine months of 1997 versus $0.6 million and $2.9 million for the respective 1996 periods. The Company has historically obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming. Interest rates, loan fees and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond the control of the Company, including the general condition of the public equity markets, and therefore cannot be predicted with any degree of accuracy and is likely to vary materially from period to period. During the first nine months of 1997, as well as throughout 1996, a significant portion of the income realized by the Company from the disposition of client warrants was offset by expenses related to the Company's efforts to build an infrastructure sufficient to support present and prospective business activities, as well as evaluate and pursue new business opportunities, and was also offset by the need to increase the provision for loan losses during those periods. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized from the disposition of client warrants in furthering the execution of its business strategies.

Letter of credit fees, foreign exchange fees and other trade finance income increased to a total of $1.2 million during the 1997 third quarter, and totaled $3.2 million for the first nine months of 1997, compared to $0.8 million for the 1996 third quarter and $2.5 million for the first nine months of 1996. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related products and services among the

Company's client base, a large percentage of which provide products and services in international markets.

Deposit service charges totaled $0.6 million and $1.4 million for the three and nine month periods ended September 30, 1997, respectively, and $0.4 million and $1.2 million for the three and nine month periods ended September 30, 1996, respectively. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by the Company as deposit service charges income.

The Company realized a nominal gain on sales of investment securities for the three month period ended September 30, 1997 and realized a $0.1 million gain through such sales during the first nine months of 1997. The Company reported no gains or losses on sales of investment securities in the third quarter of 1996 and realized a nominal gain on sales of investment securities during the first nine months of 1996. All investment securities sold were classified as available-for-sale, and all sales were conducted as a normal component of the Company's asset/liability and liquidity management activities.

Other noninterest income, which largely consists of service-based fee income, totaled $0.3 million and $1.0 million for the three and nine month periods ended September 30, 1997, compared to $0.3 million and $0.8 million for the respective prior year periods. The increase during 1997 was primarily due to increased fees associated with cash management services provided to the Company's client base.

NONINTEREST EXPENSE

Noninterest expense in the third quarter of 1997 totaled $17.6 million, a $4.4 million, or 33.4%, increase from the $13.2 million incurred in the comparable 1996 period. Noninterest expense totaled $48.0 million for the first nine months of 1997, an increase of $9.1 million, or 23.3%, over the $39.0 million total for the comparable 1996 period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio for the 1997 third quarter was 56.5% versus 54.2% for the third quarter of 1996. The Company's efficiency ratio was 56.1% for the first nine months of 1997, down slightly from 56.3% for the comparable 1996 period. The following tables present the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio.

                                   THREE MONTHS ENDED SEPTEMBER 30,
                                ---------------------------------------
                                      1997                1996
                                   (UNAUDITED)         (UNAUDITED)
                                ---------------------------------------
                                         Percent of           Percent of
                                          Adjusted             Adjusted
(DOLLARS IN THOUSANDS)           Amount   Revenues    Amount   Revenues
-----------------------------------------------------------------------

Compensation and benefits       $10,625    34.1%    $  7,914    32.5%
Professional services             1,958     6.3        1,329     5.5
Business development and travel   1,077     3.5          683     2.8
Furniture and equipment           1,178     3.8          859     3.5
Net occupancy expense               840     2.7          706     2.9
Postage and supplies                420     1.3          359     1.5
Advertising and promotion           354     1.1          437     1.8
Telephone                           370     1.2          355     1.5
Other                               766     2.5          546     2.2
--------------------------------------------------------------------
Total, excluding cost of other
 real  estate owned              17,588    56.5%      13,188    54.2%
Cost of other real estate owned      30                   19
--------------------------------------------------------------------
Total noninterest expense       $17,618              $13,207
--------------------------------------------------------------------

                                    NINE MONTHS ENDED SEPTEMBER 30,
                                ---------------------------------------
                                      1997                1996
                                   (UNAUDITED)         (UNAUDITED)
                                ---------------------------------------
                                         Percent of           Percent of
                                          Adjusted             Adjusted
(DOLLARS IN THOUSANDS)           Amount   Revenues    Amount   Revenues
-----------------------------------------------------------------------

Compensation and benefits       $29,100    34.0%      $23,259   33.9%
Professional services             5,088     5.9         3,538    5.2
Business development and travel   3,063     3.6         1,961    2.9
Furniture and equipment           2,602     3.0         2,452    3.6
Net occupancy expense             2,493     2.9         2,329    3.4
Postage and supplies              1,122     1.3         1,108    1.6
Advertising and promotion         1,082     1.3         1,067    1.6
Telephone                         1,004     1.2           956    1.4
Other                             2,429     2.8         1,939    2.8
--------------------------------------------------------------------
Total, excluding cost of other
 real estate owned               47,983    56.1%       38,609   56.3%
Cost of other real estate owned      56                   345
--------------------------------------------------------------------
Total noninterest expense       $48,039               $38,954
--------------------------------------------------------------------

Compensation and benefits expenses totaled $10.6 million in the third quarter of 1997, a $2.7 million, or 34.3%, increase over the $7.9 million incurred in the third quarter of 1996. For the first nine months of 1997, compensation and benefits expenses totaled $29.1 million, an increase of $5.8 million, or 25.1%, over the $23.3 million total for the comparable 1996 period. The 1997 increase in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent (FTE) staff employed by the Company. Average FTE were 428 and 407 for the three and nine month periods ended September 30, 1997, compared to 369 and 358 for the respective prior year periods. The increase in FTE was primarily due to a combination of the Company's efforts: to develop and support new markets through geographic expansion, to develop and expand products and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in the Company's FTE is likely to occur during future years as a result of the continued expansion of the Company's business activities.

During the third quarter of 1997, the Company granted a total of 103,000 shares of its common stock to numerous employees, subject to certain vesting requirements and resale restrictions (restricted stock). For these restricted stock grants, unearned compensation equivalent to the $5.8 million market value of the common stock on the date of grant was charged to shareholders' equity and will subsequently be amortized into compensation and benefits expense over the four-year vesting period.

Professional services expenses, which consist of costs associated with legal consultation, accounting and auditing, consulting, and the Company's board of directors, totaled $2.0 million in the third quarter of 1997, a $0.6 million, or 47.3%, increase from the $1.3 million incurred in the third quarter of 1996. Professional services expenses totaled $5.1 million for the first nine months of 1997, an increase of $1.6 million, or 43.8%, versus the $3.5 million total for the comparable 1996 period. The increase in professional services expenses in 1997 primarily relates to both an increase in consulting fees associated with several business initiatives and an increase in legal fees related to credit workouts.

Business development and travel expenses totaled $1.1 million and $3.1 million for the three and nine month periods ended September 30, 1997, an increase of $0.4 million, or 57.7%, and $1.1 million, or 56.2%, compared to the $0.7 million and 2.0 million totals for the comparable 1996 periods. The increase in business development and travel expenses in 1997 was largely attributable to a combination of the Company's expansion during recent quarters into new geographic markets and increased business development efforts in all aspects of the Company's business activities.

Net occupancy, furniture and equipment expenses totaled $2.0 million for the third quarter of 1997 versus $1.6 million for the third quarter of 1996 and $5.1 million versus $4.8 million for the first nine months of 1997 and 1996, respectively. The increase in net occupancy, furniture and equipment expenses in 1997 was primarily the result of investments in computer equipment and software associated with technology upgrades and the Company's aforementioned growth in personnel. In July 1997, the Bank finalized an amendment to the original lease associated with the Company's headquarters facility located at 3003 Tasman Drive in Santa Clara, California. The amendment provides for the leasing of additional premises, approximating 56,000 square feet, adjacent to the existing headquarters facility. Construction of the interior of the building is projected to begin shortly after the later of December 1, 1997 or the date that the current tenant vacates the premises. Assuming a build-out period of four to six months beginning January 1, 1998, the Bank could begin occupying the additional premises between May 1998 and July 1998, with additional future minimum rental payments of approximately $0.8 million for 1998, $1.1 million per year for 1999 through 2001, $1.2 million per year for 2002 through 2003, $1.3 million in the year 2004, and $0.6 million in the year 2005. The Company expects to incur other occupancy, furniture and equipment expenses in future periods associated with the construction, furnishing and maintenance of the additional premises, in addition to future minimum rental payments detailed above.

Other noninterest expenses totaled $0.8 million in the third quarter of 1997, a $0.2 million, or 40.3%, increase over the $0.5 million incurred in the third quarter of 1996. For the first nine months of 1997, other noninterest expenses increased $0.5 million, or 25.3%, to a total of $2.4 million compared to $1.9 million for the first nine months of 1996. These increases were largely due to both the timing of reimbursements related to client services and an increase in costs associated with certain vendor provided services.

The Company incurred minimal costs during the third quarters of 1997 and 1996 associated with other real estate owned (OREO). For the first nine months of 1997, OREO costs incurred decreased $0.3 million from the first nine months of 1996. The decrease in OREO costs in 1997 was primarily due to the write-down in the first quarter of 1996 of one property owned by the Company, partially offset by a gain realized in the second quarter of 1996 on the sale of one property. The Company's net costs associated with OREO include: maintenance expenses, property taxes, marketing costs, net operating expense or income associated with income-producing properties, property write-downs, and gains or losses on the sales of such properties.

INCOME TAXES

The Company's effective tax rate was 42.0% in both the three and nine month periods ended September 30, 1997, compared to 40.0% in the comparable prior year periods. The increase in the Company's effective income tax rate was attributable to adjustments in the Company's estimate of its tax liabilities.

FINANCIAL CONDITION

The Company's total assets were $2.4 billion at September 30, 1997 compared to $1.9 billion at December 31, 1996.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled $386.3 million at September 30, 1997, an increase of $75.9 million, or 24.5%, compared to the $310.3 million total at December 31, 1996. The increase was attributable to the Company investing excess funds, resulting from the aforementioned strong growth in deposits during the first nine months of 1997, in these types of short-term, liquid investments.

INVESTMENT SECURITIES

Investment securities totaled $837.4 million at September 30, 1997. This represented a $212.4 million, or 34.0%, increase over the December 31, 1996 balance of $625.0 million. The increase in investment securities was related to strong growth in the Company's deposits during the first nine months of 1997, and primarily consisted of U.S. Treasury securities, U.S. agency securities, mortgage-backed securities, and municipal securities, partially offset by a decrease in commercial paper. This growth reflected a continuation of Management's recent actions to increase the portfolio of longer-term investment securities in an effort to obtain available higher yields, as well as to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity.

LOANS

Total loans, net of unearned income, at September 30, 1997 were in excess of $1.0 billion, a $173.8 million, or 20.1%, increase compared to the roughly $0.9 billion total at December 31, 1996. The increase in loans from the 1996 year-end total was widely distributed throughout the loan portfolio. This diversified growth was evidenced by increased quarter-end loan balances in many of the Company's market niches, products and loan offices.

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

The allowance for loan losses totaled $38.6 million at September 30, 1997, an increase of $5.9 million, or 18.0%, compared to the $32.7 million balance at December 31, 1996. This increase was due to $7.7 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $1.8 million for the first nine months of 1997. Gross charge-offs for the first nine months of 1997 were $4.9 million and included charge-offs totaling $2.6 million related to two credits.

In general, Management believes the allowance for loan losses is adequate as of September 30, 1997. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:

                                          September 30,   December 31,
                                             1997            1996
(DOLLARS IN THOUSANDS)                    (UNAUDITED)      (UNAUDITED)
------------------------------------------------------------------------
Nonperforming assets:
Loans past due 90 days or more             $     530         $  8,556
Nonaccrual loans                              23,293           14,581
---------------------------------------------------------------------
Total nonperforming loans                     23,823           23,137
OREO and other foreclosed assets               1,969            1,948
---------------------------------------------------------------------
Total nonperforming assets                   $25,792          $25,085
---------------------------------------------------------------------
Nonperforming loans as a percentage of
  total loans                                    2.3%             2.7%
OREO and other foreclosed assets as a
 percentage of total assets                      0.1%             0.1%
Nonperforming assets as a percentage
 of total assets                                 1.1%             1.3%

Allowance for loan losses:                   $38,600          $32,700
  As a percentage of total loans                 3.7%             3.8%
  As a percentage of nonaccrual loans          165.7%           224.3%
  As a percentage of nonperforming loans       162.0%           141.3%

Nonperforming loans totaled $23.8 million, or 2.3% of total loans, at September 30, 1997, compared to $23.1 million, or 2.7% of total loans, at December 31, 1996. Total nonperforming loans as of September 30, 1997 increased $8.6 million, or 56.2%, from the June 30, 1997 total of $15.3 million. This increase from the prior quarter-end was primarily due to two credits, totaling approximately $12.4 million, being placed on nonaccrual status during the third quarter of 1997, partially offset by paydowns and payoffs on other nonaccrual loans.

In addition to the loans disclosed in the foregoing analysis, Management has identified six loans with principal amounts aggregating approximately $15.2 million, that, on the basis of information known by Management as of September 30, 1997, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans at September 30, 1997 where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

OREO and other foreclosed assets totaled $2.0 million and $1.9 million at September 30, 1997 and December 31, 1996, respectively. The OREO and other foreclosed assets balance at September 30, 1997 consisted of two OREO properties and one other foreclosed asset. The OREO properties each consist of multiple undeveloped lots and were acquired prior to June 1993. The OREO balance decreased $1.1 million during the first nine months of 1997 to a total of $0.8 million at September 30, 1997, resulting from sales of lots related to one of the aforementioned properties. The other foreclosed asset, which totaled $1.2 million at September 30, 1997, consisted of a favorable leasehold right under a master lease that the Bank acquired upon foreclosure of a loan during the third quarter of 1997.

DEPOSITS

Total deposits were $2.2 billion at September 30, 1997, an increase of $453.9 million, or 25.6%, from the prior year-end total of $1.8 billion. Although each category of the Company's deposit portfolio experienced growth during the first nine months of 1997, the largest portion of this increase was in the Company's bonus money market deposit product, which increased $304.4 million, or 40.3%, to $1.1 billion at September 30, 1997. The increase in the Company's bonus money market deposit product was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community and into the public equity markets during 1996 and 1997.

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

Company policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At September 30, 1997, the Company's liquid assets as a percentage of total deposits were 51.4%, compared to 47.3% at December 31, 1996. The increase in this ratio since year-end 1996 was largely due to increased balances in short-term, liquid investment securities as a result of the aforementioned strong growth in deposits during the first nine months of 1997.

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

Shareholders' equity totaled $162.3 million at September 30, 1997, an increase of $26.9 million from the $135.4 million balance at December 31, 1996. This increase resulted from net income of $20.2 million combined with capital generated through the Company's employee benefit plans of $7.1 million, offset by a decrease in the after-tax net unrealized gain on available-for-sale investments of $0.5 million from the prior year end.

The Company is subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, of risk-weighted assets and certain off-balance sheet items for a "well capitalized" depository institution.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well capitalized depository institution.

The Company's risk-based capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of September 30, 1997 and December 31, 1996. Capital ratios for the Company are set forth below:

---------------------------------------------------------------------------
                                            September 30,     December 31,
                                               1997              1996
                                            (UNAUDITED)
---------------------------------------------------------------------------
Total risk-based capital ratio                 12.2%             11.5%
Tier 1 risk-based capital ratio                10.9%             10.2%
Tier 1 leverage ratio                           7.2%              7.7%

---------------------------------------------------------------------------

The improvement in the Company's total risk-based capital ratio and Tier 1 risk-based capital ratio from December 31, 1996 to September 30, 1997 was attributable to an increase in Tier 1 capital, partially offset by an increase in the lower risk-weighted asset categories primarily due to increased balances in short-term, liquid investment securities resulting from deposit growth exceeding loan growth during the first nine months of 1997. The increase in Tier 1 capital was largely due to the aforementioned net income and capital generated through the Company's employee benefit plans during the first nine months of 1997. The decrease in the Company's Tier

1 leverage ratio from December 31, 1996 to September 30, 1997 primarily resulted from an increase in average total assets due to the aforementioned strong growth in deposits during the first nine months of 1997.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at September 30, 1997, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)    EXHIBITS:

      3.2 Bylaws of the Company, amendment and restatement effective as of August 21, 1997

    10.35  Silicon Valley Bancshares 1988
           Employee Stock Purchase Plan Effective June 22, 1988, revised October 17, 1997

(b)     REPORTS ON FORM 8-K:

      No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SILICON VALLEY BANCSHARES


Date: November 13, 1997                 /s/ Christopher T. Lutes
                                        ------------------------------------
                                        Christopher T. Lutes
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)