Form 10-K
period 1997-12-31
SILICON VALLEY BANCSHARES
filed 1998-03-13
CIK 719739

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 13, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE TRANSITION PERIOD FROM      TO      .

                        COMMISSION FILE NUMBER: 33-41102
                            ------------------------

                           SILICON VALLEY BANCSHARES

             (Exact name of registrant as specified in its charter)

          CALIFORNIA                                               94-2856336
 (State or other jurisdiction                                   (I.R.S. Employer
              of                                                 Identification
incorporation or organization)                                      Number)
      3003 TASMAN DRIVE
   SANTA CLARA, CALIFORNIA                                         95054-1191
    (Address of principal                                          (Zip Code)
      executive offices)

       Registrant's telephone number, including area code: (408) 654-7282
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

     Common Stock (no par value)                  Nasdaq National Market
        (Title of each class)                (Name of each exchange on which
                                                       registered)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on January 31, 1998, on the Nasdaq National Market was $558,358,755.

    At January 31, 1998, 10,128,957 shares of the registrant's common stock (no par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                       PARTS OF FORM 10-K
                     DOCUMENTS INCORPORATED                         INTO WHICH INCORPORATED
----------------------------------------------------------------  ----------------------------
Definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders to be filed within 120 days of the end of the
fiscal year ended December 31, 1997                                          Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         This report contains a total of 80 pages, including exhibits.
                        The Exhibit Index is on page 70.

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I
-----------------------------------------------------------------------------------------------------------
ITEM 1.  BUSINESS..........................................................................................           3

ITEM 2.  PROPERTIES........................................................................................          15

ITEM 3.  LEGAL PROCEEDINGS.................................................................................          15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................          15

PART II
-----------------------------------------------------------------------------------------------------------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................          16

ITEM 6.  SELECTED FINANCIAL DATA...........................................................................          17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............          18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................          41

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............          67

PART III
-----------------------------------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................          67

ITEM 11. EXECUTIVE COMPENSATION............................................................................          67

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................          67

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................          67

PART IV
-----------------------------------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................          67

SIGNATURES.................................................................................................          68

INDEX TO EXHIBITS..........................................................................................          70

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

BUSINESS OVERVIEW

    The Bank provides commercial lending and other financial products and services to clients in the technology and life sciences industries, as well as in other specifically targeted niches. These clients are served across the nation by the Bank through branches and/or loan offices located in Arizona, California, Colorado, Georgia, Illinois, Maryland, Massachusetts, Oregon, Texas, and Washington. Since 1994, the Bank has refined a niche strategy based on identifying and capitalizing on market niches whose financial services needs are underserved. By dedicating resources within these niches, the Bank is able to provide the highest level of expertise and quality service to its clients.

    TECHNOLOGY AND LIFE SCIENCES NICHE

    The Bank's technology and life sciences niche focuses on serving companies within a variety of technology and life sciences industries and markets across the nation. These companies are generally liquid, net providers of funds to the Bank, and often have low utilization of their credit facilities. Lending to this niche is typically related to working capital lines of credit, equipment financing, asset acquisition loans, and bridge financing. The following is an overview of the Bank's technology and life sciences niche practices.

    The Communications and Online Services practice serves companies in the networking, telecommunications and online services industries. The networking industry includes companies supplying the equipment and services that facilitate distributed enterprise networks such as local and wide area networks. The telecommunications industry encompasses the suppliers of equipment and services to companies and consumers for the transmission of voice, data and video. Companies included in the online services industry supply access, content, services, and support to individuals and businesses participating on the Internet, or in other online activities.

    The Computers and Peripherals practice focuses on companies that are engaged in the support and manufacturing of computers, electronic components and related peripheral products. Specific markets these companies serve include personal computers, specialty computer systems, add-in boards, printers, storage devices, networking equipment, and contract manufacturing.

    The Semiconductors practice serves companies involved in the design, manufacturing and marketing of integrated circuits. This includes companies involved in the manufacturing of semiconductor production equipment and semiconductors, testing and related services, electronic parts wholesaling, computer-aided design, and computer-aided manufacturing.

    The Software practice consists largely of companies specializing in the design of integrated computer systems, computer programming services, and the development and marketing of commercial and industrial applications as well as prepackaged software.

    The Life Sciences practices serve companies in the biotechnology, medical devices and health care services industries. The biotechnology industry includes companies involved in research and development of therapeutics and diagnostics for the medical and pharmaceuticals industries. The medical devices industry encompasses companies involved in the design, manufacturing and distribution of surgical instruments and medical equipment. Companies included in the health care services industry deal with patients, either in a primary care or secondary care role.

    In addition to the industry-related practices discussed above, the Bank has three other practices that provide commercial lending and other financial products and services to clients associated with the technology and life sciences industries. The Pacific Rim practice serves the market of Asian-owned or managed companies located in the U.S. which meet the criteria for inclusion in any of the industries mentioned above, while the Venture Capital practice provides venture capital firms with financing and other specialized products and services. Lastly, the Emerging Technologies practice, which was established in 1997, primarily targets non-venture-backed technology financial relationships in Northern California, with a primary focus on the software industry.

    SPECIAL INDUSTRY NICHES

    The Bank has always served a variety of commercial enterprises unrelated to its technology and life sciences niche. These clients are served through several special industry niche practices which generally focus their lending in specific regions throughout the U.S. The Bank's niche strategy evolved from clients unrelated to the technology and life sciences niche, and the Bank continues to follow this strategy by identifying industries whose financial services needs are underserved. The following is a brief summary of the Bank's special industry niche practices.

    The Real Estate practice is composed of real estate construction and term loans whose primary source of repayment is cash flow or sales proceeds from real property collateral. The focus of the Real Estate practice consists of construction loans for residential and commercial projects, and construction and mini-permanent loans on retail, industrial and office projects.

    The Premium Wineries practice focuses on wineries which produce select or exclusive vintages of up to 150,000 cases annually. Lending in this niche consists of both short-term inventory loans and term loans related to vineyard acquisition and development, equipment financing and cooperage.

    The Religious Financial Resources practice serves the credit needs of churches, temples, their affiliated schools, and other religious organizations nationwide. Products offered to this niche include term loans for refinancing existing debt, acquiring property and for construction, remodeling or renovation projects.

    The Entertainment practice serves the independent sector of the entertainment industry. This practice provides production loans, lines of credit and term loans for library and other acquisitions.

    In addition to serving the niches listed above, the Bank serves a broad array of industries through its Diversified Industries practice in Northern California. This practice allows the Bank to continue to evaluate potential niches by initially identifying and serving a few clients in related industries or markets.

    SPECIALIZED PRODUCTS AND SERVICES

    The Bank has several divisions that offer specialized lending products and other financial products and services to clients in the technology and life sciences niche as well as the special industry niches discussed above, enabling the Bank to better serve its clients' wide range of financial services needs. These divisions include: International, Cash Management, Treasury, Real Estate, Factoring, Commercial Finance, and Executive Banking.

    The International Division provides foreign exchange, import and export letters of credit, documentary collections, and a number of other trade finance products and services to the Bank's clients, helping them to successfully operate in international markets. The Bank has been granted delegated authority by the Export-Import Bank of the U.S. (EX-IM) and the California Export Finance Office (CEFO), enabling the Bank to provide its clients with EX-IM and CEFO guaranteed working capital loans to finance foreign receivables and inventory intended for export, as well as provide purchase order financing.

    The Cash Management Division provides services to help the Bank's customers manage cash collections and disbursements efficiently and cost effectively. Services provided include wholesale lockbox services, electronic information reporting, controlled disbursement services, and a variety of other services designed to meet the banking and cash management needs of the Bank's clients.

    Through the Treasury Division, the Bank provides investment services to assist its clients with managing short-term investments. Investment securities purchased on behalf of clients include U.S. Treasury securities, U.S. agency securities, commercial paper, Eurodollar deposits, and bankers' acceptances.

    In addition to being a special industry niche, real estate lending is also a product offered to the Bank's clients. This product is typically offered to finance commercial real estate owned and operated by the Bank's client companies.

    Both the Factoring Division and the Commercial Finance Division offer alternative financing to client companies which do not qualify for the more traditional financing offered through the Bank's niche practices. The Factoring Division generally serves the Bank's emerging growth client base by purchasing clients' accounts receivable at a discount, making operating funds immediately available to the clients, and then managing the collection of these receivables. The Commercial Finance Division assists client companies during periods when profit performance has been interrupted or where greater flexibility is required by providing credit facilities that involve frequent monitoring of the underlying collateral, which generally consists of accounts receivable, inventory and equipment. As clients of the Factoring and Commercial Finance Divisions grow and their financial condition strengthens, they often end up being served through the Bank's niche practices.

    The Executive Banking Division focuses on serving the personal banking needs of senior executives and owners of the Bank's client companies, partners and senior executives of venture capital firms, attorneys, accountants, and other professionals whose businesses are affiliated with the Bank's niches.

EMPLOYEES

    As of December 31, 1997, 1996 and 1995, the Company and the Bank, in the aggregate, employed 454, 384 and 348 full-time equivalent personnel, respectively, consisting of both full-time and permanent part-time employees. Full-time equivalent is a measurement equivalent to one full-time employee working a standard day, and is based on the number of hours worked in a given month. The Company's and the Bank's employees are not represented by any unions or covered by a collective bargaining agreement. Management of the Company and the Bank believes that, in general, its employee relations are satisfactory.

COMPETITION

    The banking and financial services business environment in California, as well as the rest of the U.S., is highly and increasingly competitive. The Bank competes for client loans, deposits and other financial products and services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market and other mutual funds, credit unions, and other non-bank financial services providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial products and services than the Bank. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. In order to compete with other financial services providers, the Bank principally relies upon promotional activities and industry knowledge in its market areas, personal relationships with clients and other service providers, referral sources established by officers, directors and employees, and specialized services tailored to meet the Bank's clients' needs. In those instances where the Bank is unable to accommodate a client's needs, the Bank will seek to arrange for those services to be provided by its network of correspondents and other service providers.

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

    The Company's profitability, like most other financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

    The Company's business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on the Company and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

    From time to time, legislative acts, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in the U.S. Congress, in the state legislatures and by various bank regulatory agencies. The likelihood of any legislative or regulatory changes and the impact such changes might have on the Company and the Bank cannot be predicted. See "Item 1. Business--Supervision and Regulation" for additional discussion on legislative and regulatory changes.

SUPERVISION AND REGULATION

    Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company. Set forth below is a summary description of certain laws and regulations which relate to the operations of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

    In recent years, significant legislative proposals and reforms affecting the financial services industry have been discussed and evaluated by the U.S. Congress. Such proposals include, but are not limited to, legislation to revise the Glass-Steagall Act and the Bank Holding Company Act of 1956, as amended (the "BHCA"), and to expand permissible activities for banks, principally to facilitate the convergence of commercial and investment banking. Certain proposals also have sought to expand insurance activities of banks. It is unclear whether any of these proposals, or any form of them, will be introduced in the current U.S. Congress and become law. Consequently, it is not possible to determine what effect, if any, these and other legislative proposals may have on the Company and the Bank.

    THE COMPANY

    The Company, as a registered bank holding company, is subject to regulation under the BHCA and Regulation Y, which has been adopted thereunder by the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly, semi-annual and annual reports, and such additional information as the Federal Reserve Board may require pursuant to the BHCA and Regulation Y. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

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

    The Company is required by the Federal Reserve Board to maintain certain minimum levels of capital, and in addition, under certain circumstances, the Company must file written notice with, and obtain approval from, the Federal Reserve Board prior to purchasing or redeeming its equity securities. See "Item
1. Business--Supervision and Regulation--Capital Standards" and "Item 1. Business--Supervision and Regulation--Prompt Corrective Action and Other Enforcement Mechanisms" for further discussion related to minimum capital guidelines.

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

    In 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Budget Act") eliminated the requirement that bank holding companies seek Federal Reserve Board approval before engaging "de novo" in permissible non-banking activities as listed in Regulation Y, provided that the bank holding company and its lead depository institution are "well capitalized" and that certain other criteria specified in the Budget Act are met. Similar changes were made to Regulation Y, effective April 21, 1997. For purposes of determining the capital levels at which a bank holding company is considered well capitalized under the Budget Act and Regulation Y, the Federal Reserve Board adopted, as an interim rule, capital ratios (on a consolidated basis) that are, with the exception of the leverage capital ratio (which is lower), the same as the levels set for determining whether a state member bank is well capitalized under
Section 38 of the Federal Deposit Insurance Act. See "Item 1. Business--Supervision and Regulation-- Capital Standards" and "Item 1. Business--Supervision and Regulation--Prompt Corrective Action and Other Enforcement Mechanisms" for additional discussion on capital ratios.

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

    The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the California Department of Financial Institutions.

    The Company's securities are registered with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to information reporting, proxy solicitation, insider trading restrictions, and other requirements and restrictions as specified in the Exchange Act.

    The Company's common stock is listed on the Nasdaq National Market, and, as such, the Company is subject to the reporting and other requirements of the Nasdaq Stock Market.

    THE BANK

    The Bank, as a California-chartered bank and a member of the Federal Reserve System, is subject to primary supervision, periodic examination and regulation by the California Commission of Financial Institutions (the "Commissioner") and the Federal Reserve Board. If, as a result of an examination of the Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, management, earnings prospects, liquidity, sensitivity to market risk, or other aspects of the Bank's operations are unsatisfactory, or that the Bank is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to: enjoin "unsafe or unsound" practices, require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in capital, restrict the growth of the Bank, assess civil monetary penalties, remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which, as a California-chartered bank, would result in a revocation of the Bank's charter. The Commissioner has many of the same remedial powers.

    The deposits of the Bank are insured by the FDIC in the manner and to the extent provided by law. For this protection, the Bank pays a quarterly statutory assessment. For additional discussion related to deposit insurance, see "Item 1. Business--Supervision and Regulation--Premiums for Deposit Insurance."

Because the Bank's deposits are insured by the FDIC, the Bank is also subject to certain FDIC rules and regulations.

    Various requirements and restrictions imposed by state and federal laws and regulations affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including, but not limited to, reserves against deposits, interest rates on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, and locations of branch offices. Further, the Bank is required to maintain certain minimum levels of capital. See "Item 1. Business--Supervision and Regulation--Capital Standards" for further discussion related to minimum capital guidelines.

    DIVIDENDS AND OTHER TRANSFERS OF FUNDS

    The Company is a legal entity separate and distinct from the Bank. The Company's ability to pay cash dividends is limited by the California Corporations Code to the greater of (a) the Company's retained earnings, or (b) the Company's total assets (net of cash dividends declared) less 150.0% of the Company's liabilities. In addition to the aforementioned cash dividend limitations imposed on the Company, there are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of the bank's retained earnings or net income for its last three fiscal years (less any cash dividends made during such period). Notwithstanding this restriction, a bank may, with the prior approval of the Commissioner, pay a cash dividend in an amount not exceeding the greater of: (a) the retained earnings of the bank, (b) the net income for such bank's last preceding fiscal year, or (c) the net income of the bank for its current fiscal year.

    As a Federal Reserve member bank, there are separate limitations imposed under applicable Federal Reserve Board regulations with respect to the Bank's ability to pay dividends to the Company. In particular, the prior approval of the Federal Reserve Board is required if the total of all cash dividends declared by a Federal Reserve member bank in any calendar year exceeds the bank's net profits (as defined by the Federal Reserve Board) for that year combined with its retained net profits (as defined by the Federal Reserve Board) for the preceding two years, less any transfers to surplus or to a fund for the retirement of preferred stock. Such approval authority may be delegated to the local Federal Reserve Bank under certain circumstances. See "Item 8. Financial Statements and Supplementary Data--Note 15 to the Consolidated Financial Statements--Regulatory Matters" for further discussion on dividend restrictions.

    The Federal Reserve Board also has the authority to prohibit the Bank from engaging in activities that, in the Federal Reserve Board's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the Federal Reserve Board could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are, or may be, imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See "Item 1. Business--Supervision and Regulation--Capital Standards" and "Item 1. Business--Supervision and Regulation--Prompt Corrective Action and Other Enforcement Mechanisms," for a discussion of these additional restrictions on capital distributions.

    The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to, or in, the Company or to, or in, any other affiliate are limited, individually, to 10.0% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving the Company and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Item 1. Business--Supervision and Regulation--Prompt Corrective Action and Other Enforcement Mechanisms" for related discussion regarding restrictions on transactions with affiliates.

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

    A banking organization's total and Tier 1 risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets. Federal banking regulators measure risk-adjusted assets, which include off-balance sheet items, against both total qualifying capital (the sum of qualifying Tier 1 and Tier 2 capital) and qualifying Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies), and minority interests in consolidated subsidiaries, less most intangible assets. Tier 2 capital consists of a limited amount of the allowance for loan losses, cumulative perpetual preferred stock, long-term preferred stock, eligible term subordinated debt, and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Federal banking regulators also require banking organizations to maintain a minimum amount of qualifying Tier 1 capital relative to total quarterly average assets, referred to as the Tier 1 leverage ratio. In addition to these uniform risk-based capital guidelines and leverage ratio requirements that apply across the banking industry, the federal banking regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    The federal banking agencies have adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Such actions may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of interest rate exposure, or some combination thereof depending upon the individual financial institution's circumstances.

    The federal banking agencies have issued a final rule which provides that financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing capital adequacy.

    Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The federal banking agencies have issued regulations which limit the amount of deferred tax assets that are allowable in computing a financial institution's regulatory capital. The amount of any deferred tax assets in excess of this limit would be excluded from Tier 1 capital and total assets for purposes of regulatory risk-based capital ratio calculations.

    Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such changes could affect the ability of the Company and the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends. See "Item 8. Financial Statements and Supplementary Data--Note 15 to the Consolidated Financial Statements-- Regulatory Matters" for the Company's and Bank's capital ratios as of December 31, 1997.

    PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

    Federal banking agencies possess broad powers to take corrective and other supervisory action as deemed appropriate on an insured depository institution and its holding company. Federal laws require each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including, but not limited to, those institutions which fall below one or more of the prescribed minimum required capital ratios. Such laws require each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

    The Company's and the Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of December 31, 1997. See "Item 8. Financial Statements and Supplementary Data--Note 15 to the Consolidated Financial Statements--Regulatory Matters" for the Company's and Bank's capital ratios as of December 31, 1997.

    A depository institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as critically undercapitalized unless its capital ratios actually warrant such treatment.

    Federal law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, from making capital distributions, if after such transaction the institution would be undercapitalized.

    In addition to measures taken under the prompt corrective action provisions, banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the agency, or term of a written agreement with the agency. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of deposit insurance (in the case of a depository institution), the imposition of civil monetary penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

    SAFETY AND SOUNDNESS STANDARDS

    The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, and (v) compensation, fees and benefits. In addition, the federal banking agencies have more recently adopted safety and soundness guidelines with respect to asset quality and earnings. The more recently adopted asset quality guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. The more recently adopted earnings guidelines set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

    PREMIUMS FOR DEPOSIT INSURANCE

    The Bank's deposit accounts are insured by the Bank Insurance Fund (BIF), as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the financial institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or by the financial institution's primary regulator.

    The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1997, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular financial institution poses to its deposit insurance fund. The risk classification is based on a financial institution's capital group and supervisory subgroup assignment. At December 31, 1997, the Bank's assessment rate was the statutory minimum assessment of $2,000 per year.

    Pursuant to the Budget Act, as of January 1, 1997, the Bank began paying, in addition to its normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund (SAIF), by contrast, pay, in addition to their normal deposit insurance premium as members of the SAIF, approximately 6.4 basis points per $100 of insured deposits toward the retirement of the Fico Bonds. Under the Budget Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the assessment rate paid toward the retirement of the Fico Bonds will be equal for members of the BIF and the SAIF. The Budget Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as savings associations at that time. Should the insurance funds be merged before January 1, 2000, the assessment rate paid by all members of this new fund toward the retirement of the Fico Bonds would be equal upon the time of merger.

    INTERSTATE BANKING AND BRANCHING

    The BHCA currently permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide and state-imposed concentration limits. Banks have the ability, subject to certain restrictions, to acquire by acquisition or merger branches located outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

    COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

    The Bank is subject to certain fair lending laws and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (CRA) activities. The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

    A bank's compliance with its CRA obligations is measured via a performance-based evaluation system which bases CRA ratings on a financial institution's actual lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the CRA assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In June 1997, the Federal Reserve Board rated the Bank "satisfactory" in complying with its CRA obligations.

    YEAR 2000 COMPLIANCE

    In May 1997, the Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding "year 2000" project awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services and all examining personnel of the federal banking agencies regarding the year 2000 issue. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 compliance program by December 31, 1998 may be viewed by the federal banking agencies as an unsafe and unsound banking practice. In addition, the federal banking agencies will be taking into account year 2000 compliance programs when analyzing applications to acquire a bank or other bank holding company and may deny an application based on year 2000-related issues.

    In October 1997, the SEC Divisions of Corporation Finance and Investment Management issued Staff Legal Bulletin No. 5 related to year 2000 issues. This legal bulletin reminded public operating companies to consider their disclosure obligations relating to anticipated costs, problems and uncertainties associated with the year 2000 issue.

    The Company and the Bank are aware of the year 2000 issue and the potential risks. The Bank has engaged a third party vendor, a recognized expert in assisting in all phases of year 2000 compliance, as part of a multiphase project to assist the Bank with addressing the year 2000 issue. The first two phases of the year 2000 compliance project, systems inventory and risk assessment, are projected to be completed during the second quarter of 1998. The last phase of the project includes systems replacement and/or modification and client notification, and is projected to begin by the third quarter of 1998. Key customer information systems are projected to be fully compliant by December 31, 1998, with all remaining systems projected to be tested and certified no later than the end of the second quarter of 1999. The expense and related potential impact on the Company's pre-tax earnings of the first two phases of the year 2000 compliance project is expected to approximate $250,000. Management has not yet assessed the potential financial impact of the last phase of the project (systems replacement and/or modification and client notification).

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

    Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if financial instruments or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to the fully diluted EPS computation required by APB Opinion No. 15. The Company adopted SFAS No. 128 effective December 31, 1997. See "Item 8. Financial Statements and Supplementary Data--Note 2 to the Consolidated Financial Statements-- Earnings Per Share" for the disclosure of the reconciliations between basic EPS and diluted EPS for the years ended December 31, 1997, 1996 and 1995.

    In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. The Company adopted SFAS No. 129 effective December 31, 1997. No additional disclosures in the notes to the consolidated financial statements resulted from the Company's adoption of this statement.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for all entities for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income," as defined by SFAS No. 130. The only component of other comprehensive income currently applicable to the Company is the net unrealized gain or loss on available-for-sale investments. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities also report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997.

    In January 1997, the SEC approved amendments (Release No. 33-7386) to Regulations S-X and S-K regarding the disclosure requirements for derivative financial instruments, other financial instruments and derivative commodity instruments (collectively, "market risk sensitive instruments"). The amendments require enhanced disclosure of accounting policies for derivative financial instruments and derivative commodity instruments in the notes to the financial statements. In addition, the amendments expand existing disclosure requirements to include quantitative and qualitative information regarding the market risk inherent in market risk sensitive instruments. The required quantitative and qualitative information is required to be disclosed outside of the financial statements and related notes thereto.

    The accounting policies disclosure requirements are effective for all SEC registrants in filings that include financial statements issued for periods ending after June 15, 1997. See "Item 8. Financial Statements and Supplementary Data--Note 1 to the Consolidated Financial Statements--Significant Accounting Policies--Foreign Exchange Forward Contracts" for the Company's disclosure of these accounting policies.

    The quantitative and qualitative information disclosure requirements regarding market risks are effective for all bank and thrift registrant filings which include annual financial statements issued for periods ending after June 15, 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Interest Rate Risk Management" for the Company's disclosure of the required quantitative and qualitative information regarding market risks.

ITEM 2.  PROPERTIES

    In 1995, the Bank relocated its corporate headquarters and main branch and entered into a 10-year lease on a two story office building located at 3003 Tasman Drive, Santa Clara, California. In July 1997, the Bank finalized an amendment to the original lease associated with its corporate headquarters. The amendment provides for the lease of additional premises, approximating 56,000 square feet, adjacent to the existing headquarters facility. Construction of the interior of the building commenced in February 1998, and it is projected the Company could begin occupying the additional premises between July 1998 and August 1998.

    In addition to the headquarters lease in Santa Clara, the Bank has entered into various other leases for properties that serve as branches and/or loan offices. These properties are located in the following locations within
California: Irvine, Menlo Park, Palo Alto, San Diego, St. Helena, and West Los Angeles. Offices located outside of California include: Phoenix, Arizona; Boulder, Colorado; Atlanta, Georgia; Rosemont, Illinois; Rockville, Maryland; Wellesley, Massachusetts; Beaverton, Oregon; Austin, Texas; and Bellevue, Washington. All Bank properties are occupied under leases which expire at various dates through May 2005, and in most instances, include options to renew or extend at market rates and terms. The Bank also owns leasehold improvements and furniture, fixtures and equipment at its offices, all of which are used in the Bank's business activities.

ITEM 3.  LEGAL PROCEEDINGS

    There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 1997, or at the date of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote by the shareholders of the Company's common stock during the fourth quarter of 1997.

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

    The following table presents the high and low sales prices for the Company's common stock for each quarterly period during the last two years, based on the daily closing price as reported by the Nasdaq National Market:

                                                                                     1997                  1996
                                                                             --------------------  --------------------
QUARTER                                                                         LOW       HIGH        LOW       HIGH
---------------------------------------------------------------------------  ---------  ---------  ---------  ---------
First......................................................................  $   32.25  $   39.50  $   20.25  $   22.75
Second.....................................................................  $   33.38  $   46.00  $   22.50  $   26.50
Third......................................................................  $   41.88  $   59.75  $   23.50  $   28.25
Fourth.....................................................................  $   49.13  $   58.44  $   25.88  $   32.25

    SHAREHOLDERS

    The number of shareholders of record of the Company's common stock was 670 as of January 31, 1998.

    DIVIDENDS

    The Company declared no cash dividends in 1996 or 1997, and is subject to certain restrictions and limitations on the payment of dividends pursuant to existing and applicable laws and regulations. See "Item 1. Business--Supervision and Regulation--Dividends and Other Transfers of Funds," and "Item 8. Financial Statements and Supplementary Data--Note 15 to the Consolidated Financial Statements-- Regulatory Matters" for additional discussion on restrictions and limitations on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Company's financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to the Company's prior years results to conform with 1997 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

                                                                    YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                   1997          1996          1995          1994         1993
                                               ------------  ------------  ------------  ------------  ----------
                                                  (DOLLARS AND NUMBERS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT SUMMARY:
Net interest income..........................  $    110,824  $     87,275  $     73,952  $     60,260  $   50,410
Provision for loan losses....................        10,067        10,426         8,737         3,087       9,702
Noninterest income...........................        13,265        11,609        12,565         4,922       9,316
Noninterest expense..........................        66,301        52,682        47,925        45,599      47,357
Income before taxes..........................        47,721        35,776        29,855        16,496       2,667
Income tax expense...........................        20,043        14,310        11,702         7,430       1,066
Net income...................................        27,678        21,466        18,153         9,066       1,601

COMMON SHARE SUMMARY:
Basic earnings per share.....................  $       2.86  $       2.33  $       2.08  $       1.09  $     0.20
Diluted earnings per share...................          2.72          2.21          1.98          1.06        0.20
Book value per share.........................         17.50         14.51         11.71          9.08        8.48
Weighted average shares outstanding..........         9,685         9,213         8,747         8,335       7,960
Weighted average diluted shares
  outstanding................................        10,169         9,691         9,144         8,533       8,163

YEAR-END BALANCE SHEET SUMMARY:
Loans, net of unearned income................  $  1,174,645  $    863,492  $    738,405  $    703,809  $  564,555
Assets.......................................     2,625,123     1,924,544     1,407,587     1,161,539     992,289
Deposits.....................................     2,432,407     1,774,304     1,290,060     1,075,373     914,959
Shareholders' equity.........................       174,481       135,400       104,974        77,257      70,336

AVERAGE BALANCE SHEET SUMMARY:
Loans, net of unearned income................  $    973,637  $    779,655  $    681,255  $    592,759  $  574,372
Assets.......................................     2,140,630     1,573,903     1,165,004       956,336     917,569
Deposits.....................................     1,973,118     1,441,360     1,060,333       877,787     846,298
Shareholders' equity.........................       152,118       119,788        91,710        73,461      68,198

CAPITAL RATIOS:
Total risk-based capital ratio...............          11.5%         11.5%         11.9%         10.1%       11.3%
Tier 1 risk-based capital ratio..............          10.2%         10.2%         10.6%          8.9%       10.1%
Tier 1 leverage ratio........................           7.1%          7.7%          8.0%          8.3%        6.9%
Average shareholders' equity to average
  assets.....................................           7.1%          7.6%          7.9%          7.7%        7.4%

SELECTED FINANCIAL RATIOS:
Return on average assets.....................           1.3%          1.4%          1.6%          0.9%        0.2%
Return on average shareholders' equity.......          18.2%         17.9%         19.8%         12.3%        2.3%
Efficiency ratio.............................          55.9%         55.9%         60.6%         68.3%       68.9%
Net interest margin..........................           5.6%          6.1%          7.1%          7.2%        6.4%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's financial statements and supplementary data as presented in Item 8 of this report. In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and circumstances which may affect the Company's future results. Such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. These risks and uncertainties include, but are not limited to, those described in this discussion and analysis, as well as those described in Item 1 of this report.

    The Company wishes to caution readers not to place undue reliance on any forward-looking statements included herein, which speak only as of the date made. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect unanticipated events and circumstances occurring after the date of such statements.

    Certain reclassifications have been made to the Company's prior years results to conform with 1997 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

RESULTS OF OPERATIONS

    EARNINGS SUMMARY

    The Company reported net income in 1997 of $27.7 million, compared with net income in 1996 and 1995 of $21.5 million and $18.2 million, respectively. Diluted earnings per share totaled $2.72 in 1997, compared to $2.21 and $1.98 in 1996 and 1995, respectively. Return on average equity in 1997 was 18.2%, compared with 17.9% in 1996 and 19.8% in 1995. Return on average assets in 1997 was 1.3%, compared with 1.4% in 1996 and 1.6% in 1995.

    The increase in net income for 1997, as compared with 1996, was primarily attributable to growth in net interest income, partially offset by an increase in noninterest expense. The increase in net income for 1996, as compared with 1995, was largely due to growth in net interest income, partially offset by increases in both the provision for loan losses and noninterest expense. The major components of net income and changes in these components are summarized in the following table for the years ended December 31, 1997, 1996 and 1995, and are discussed in more detail on the following pages.

                                                                        YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------------------------
                                                                             1997 TO 1996             1996 TO 1995
                                                                               INCREASE                 INCREASE
                                                         1997       1996      (DECREASE)     1995      (DECREASE)
                                                      ----------  ---------  ------------  ---------  ------------
                                                                         (DOLLARS IN THOUSANDS)
Net interest income.................................  $  110,824  $  87,275   $   23,549   $  73,952   $   13,323
Provision for loan losses...........................      10,067     10,426         (359)      8,737        1,689
Noninterest income..................................      13,265     11,609        1,656      12,565         (956)
Noninterest expense.................................      66,301     52,682       13,619      47,925        4,757
                                                      ----------  ---------  ------------  ---------  ------------
Income before income taxes..........................      47,721     35,776       11,945      29,855        5,921
Income tax expense..................................      20,043     14,310        5,733      11,702        2,608
                                                      ----------  ---------  ------------  ---------  ------------
Net income..........................................  $   27,678  $  21,466   $    6,212   $  18,153   $    3,313
                                                      ----------  ---------  ------------  ---------  ------------
                                                      ----------  ---------  ------------  ---------  ------------

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

    The following table sets forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the years ended December 31, 1997, 1996 and 1995.

                                                                       YEARS ENDED DECEMBER 31,
                                      ------------------------------------------------------------------------------------------
                                                    1997                               1996                         1995
                                      ---------------------------------  ---------------------------------  --------------------
                                                              AVERAGE                            AVERAGE
                                       AVERAGE               YIELD AND    AVERAGE               YIELD AND    AVERAGE
                                       BALANCE   INTEREST      RATE       BALANCE   INTEREST      RATE       BALANCE   INTEREST
                                      ---------  ---------  -----------  ---------  ---------  -----------  ---------  ---------
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal funds sold and securities
    purchased under agreement to
    resell (1)......................  $ 312,398  $  17,264         5.5%  $ 244,408  $  13,106         5.4%  $ 188,415  $  11,041
  Investment securities:
    Taxable.........................    671,390     40,360         6.0     411,743     23,587         5.7     169,740      9,985
    Non-taxable (2).................     33,801      2,320         6.9       8,112        749         9.2       6,911        699
  Loans: (3), (4), (5)
    Commercial......................    858,459     95,304        11.1     658,316     75,750        11.5     587,343     70,166
    Real estate construction and
      term..........................     78,311      8,063        10.3      81,358      8,471        10.4      70,698      7,209
    Consumer and other..............     36,867      3,473         9.4      39,981      3,672         9.2      23,214      2,392
                                      ---------  ---------         ---   ---------  ---------         ---   ---------  ---------
  Total loans.......................    973,637    106,840        11.0     779,655     87,893        11.3     681,255     79,767
                                      ---------  ---------         ---   ---------  ---------         ---   ---------  ---------
Total interest-earning assets.......  1,991,226    166,784         8.4   1,443,918    125,335         8.7   1,046,321    101,492
                                      ---------  ---------         ---   ---------  ---------         ---   ---------  ---------
Cash and due from banks.............    148,044                            126,830                            114,431
Allowance for loan losses...........    (37,568)                           (30,429)                           (24,055)
Other real estate owned.............      1,192                              3,582                              5,752
Other assets........................     37,736                             30,002                             22,555
                                      ---------                          ---------                          ---------
Total assets........................  $2,140,630                         $1,573,903                         $1,165,004
                                      ---------                          ---------                          ---------
                                      ---------                          ---------                          ---------
Funding sources:
Interest-bearing liabilities:
  NOW deposits......................  $  15,814        308         1.9   $  10,256        223         2.2   $  11,925        326
  Regular money market deposits.....    345,828      9,368         2.7     312,841      8,460         2.7     288,067      7,782
  Bonus money market deposits.......    895,259     40,885         4.6     588,235     26,312         4.5     329,031     16,836
  Time deposits.....................    107,742      4,587         4.3      69,975      2,801         4.0      65,426      2,349
  Other borrowings..................          5         --         5.0          30          2         5.5          38          2
                                      ---------  ---------         ---   ---------  ---------         ---   ---------  ---------
Total interest-bearing
 liabilities........................  1,364,648     55,148         4.0     981,337     37,798         3.9     694,487     27,295
Portion of noninterest-bearing
 funding sources....................    626,578                            462,581                            351,834
                                      ---------  ---------         ---   ---------  ---------         ---   ---------  ---------
Total funding sources...............  1,991,226     55,148         2.8   1,443,918     37,798         2.6   1,046,321     27,295
                                      ---------  ---------         ---   ---------  ---------         ---   ---------  ---------
Noninterest-bearing funding sources:
  Demand deposits...................    608,475                            460,053                            365,884
  Other liabilities.................     15,389                             12,725                             12,923
  Shareholders' equity..............    152,118                            119,788                             91,710
  Portion used to fund
    interest-earning assets.........   (626,578)                          (462,581)                          (351,834)
                                      ---------                          ---------                          ---------
Total liabilities and shareholders'
 equity.............................  $2,140,630                         $1,573,903                         $1,165,004
                                      ---------                          ---------                          ---------
                                      ---------                          ---------                          ---------
Net interest income and margin......             $ 111,636         5.6%             $  87,537         6.1%             $  74,197
                                                 ---------         ---              ---------         ---              ---------
                                                 ---------         ---              ---------         ---              ---------
Memorandum: Total deposits..........  $1,973,118                         $1,441,360                         $1,060,333
                                      ---------                          ---------                          ---------
                                      ---------                          ---------                          ---------

                                        AVERAGE
                                       YIELD AND
                                         RATE
                                      -----------
Interest-earning assets:
  Federal funds sold and securities
    purchased under agreement to
    resell (1)......................         5.9%
  Investment securities:
    Taxable.........................         5.9
    Non-taxable (2).................        10.1
  Loans: (3), (4), (5)
    Commercial......................        11.9
    Real estate construction and
      term..........................        10.2
    Consumer and other..............        10.3
                                             ---
  Total loans.......................        11.7
                                             ---
Total interest-earning assets.......         9.7
                                             ---
Cash and due from banks.............
Allowance for loan losses...........
Other real estate owned.............
Other assets........................
Total assets........................
Funding sources:
Interest-bearing liabilities:
  NOW deposits......................         2.7
  Regular money market deposits.....         2.7
  Bonus money market deposits.......         5.1
  Time deposits.....................         3.6
  Other borrowings..................         5.3
                                             ---
Total interest-bearing
 liabilities........................         3.9
Portion of noninterest-bearing
 funding sources....................
                                             ---
Total funding sources...............         2.6
                                             ---
Noninterest-bearing funding sources:
  Demand deposits...................
  Other liabilities.................
  Shareholders' equity..............
  Portion used to fund
    interest-earning assets.........
Total liabilities and shareholders'
 equity.............................
Net interest income and margin......         7.1%
                                             ---
                                             ---
Memorandum: Total deposits..........

------------------------------
(1) Includes average interest-bearing deposits in other financial institutions of $306, $345 and $378 in 1997, 1996 and 1995, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1997, 1996 and 1995. These adjustments were $812, $262 and $245 for the years ended December 31, 1997, 1996 and 1995, respectively.

(3) Average loans include average nonaccrual loans of $19,659, $22,897 and $16,146 in 1997, 1996 and 1995, respectively.

(4) Average loans are net of average unearned income of $6,922, $4,169 and $3,352 in 1997, 1996 and 1995, respectively.

(5) Loan interest income includes loan fees of $10,567, $8,176 and $7,970 in 1997, 1996 and 1995, respectively.

    Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the years indicated. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1997, 1996 and 1995.

                                                    1997 COMPARED TO 1996              1996 COMPARED TO 1995
                                               --------------------------------  ---------------------------------
                                                     INCREASE (DECREASE)                INCREASE (DECREASE)
                                                       DUE TO CHANGE IN                  DUE TO CHANGE IN
                                               --------------------------------  ---------------------------------
                                                VOLUME      RATE       TOTAL       VOLUME      RATE       TOTAL
                                               ---------  ---------  ----------  ----------  ---------  ----------
                                                                     (DOLLARS IN THOUSANDS)
Interest income:
  Federal funds sold and securities purchased
    under agreement to resell................  $   3,757  $     401  $    4,158  $    3,003  $    (938) $    2,065
  Investment securities......................     17,269      1,075      18,344      14,097       (445)     13,652
  Loans......................................     21,286     (2,339)     18,947      11,093     (2,967)      8,126
                                               ---------  ---------  ----------  ----------  ---------  ----------
Increase (decrease) in interest income.......     42,312       (863)     41,449      28,193     (4,350)     23,843
                                               ---------  ---------  ----------  ----------  ---------  ----------
Interest expense:
  NOW deposits...............................        108        (23)         85         (36)       (67)       (103)
  Regular money market deposits..............        894         14         908         670          8         678
  Bonus money market deposits................     14,021        552      14,573      11,594     (2,118)      9,476
  Time deposits..............................      1,608        178       1,786         182        270         452
  Other borrowings...........................         --         (2)         (2)         (1)         1          --
                                               ---------  ---------  ----------  ----------  ---------  ----------
Increase (decrease) in interest expense......  16,631...        719      17,350      12,409     (1,906)     10,503
                                               ---------  ---------  ----------  ----------  ---------  ----------
Increase (decrease) in net interest income...  $  25,681  $  (1,582) $   24,099  $   15,784  $  (2,444) $   13,340
                                               ---------  ---------  ----------  ----------  ---------  ----------
                                               ---------  ---------  ----------  ----------  ---------  ----------

    Net interest income, on a fully taxable-equivalent basis, totaled $111.6 million in 1997, an increase of $24.1 million, or 27.5%, from the $87.5 million total in 1996. The increase in net interest income was attributable to a $41.4 million, or 33.1%, increase in interest income, offset by a $17.4 million, or 45.9%, increase in interest expense over the comparable prior year period. Net interest income in 1996, on a fully taxable-equivalent basis, increased $13.3 million, or 18.0%, compared to the $74.2 million total in 1995. This increase in net interest income was the result of a $23.8 million, or 23.5%, increase in interest income, offset by a $10.5 million, or 38.5%, increase in interest expense over the comparable prior year period.

    The $41.4 million increase in interest income for 1997, as compared to 1996, was the result of a $42.3 million favorable volume variance, slightly offset by a $0.9 million unfavorable rate variance. The $42.3 million favorable volume variance resulted from a $547.3 million, or 37.9%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in the Company's average deposits, which increased $531.8 million, or 36.9%, from 1996 to 1997. The increase in average interest-earning assets consisted of loans, which increased $194.0 million, plus a combination of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $353.3 million accounting for 64.6% of the total increase in average interest-earning assets.

    Average loans increased $194.0 million, or 24.9%, in 1997 as compared to 1996, resulting in a $21.3 million favorable volume variance. This growth was widely distributed throughout the loan portfolio, as reflected by increased loan balances in most of the Company's technology, life sciences and special industry niche practices, in specialized lending products such as factoring, and throughout the Company's loan offices located across the nation.

    Average investment securities for 1997 increased $285.3 million, or 68.0%, as compared to 1996, resulting in a $17.3 million favorable volume variance. The aforementioned strong growth in average deposits exceeded the growth in average loans during 1997, and generated excess funds that were largely invested in U.S. agency securities, U.S. Treasury securities, mortgage-backed securities, and municipal securities. The growth in the investment portfolio reflected Management's actions to both increase the Company's portfolio of longer-term securities in an effort to obtain available higher yields, and to increase as well as to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity.

    Average federal funds sold and securities purchased under agreement to resell in 1997 increased a combined $68.0 million, or 27.8%, over the prior year, resulting in a $3.8 million favorable volume variance. This increase was largely due to the aforementioned strong growth in average deposits during 1997 coupled with Management's actions to further diversify the Company's portfolio of short-term investments.

    For additional discussion of the Company's liquidity and investment management activities, see the Item 7 sections entitled "Interest Rate Risk Management" and "Liquidity."

    In 1997, a $2.3 million unfavorable rate variance associated with loans was partially offset by a combined $1.5 million favorable rate variance related to federal funds sold, securities purchased under agreement to resell and investment securities, resulting in a decrease in interest income of $0.9 million as compared to 1996. The unfavorable rate variance related to loans resulted from a 30 basis points decline in the average yield on loans from 1996 to 1997, and was largely due to increased competition. The average yields on federal funds sold, securities purchased under agreement to resell and investment securities increased in 1997 from the prior year, and resulted from both an increase in short-term market interest rates and Management's actions to increase the Company's portfolio of longer-term securities in an effort to obtain available higher yields.

    The yield on average interest-earning assets decreased 30 basis points in 1997 from the comparable prior year period. This decrease resulted from a decline in the average yield on loans, largely due to increased competition, and a shift in the composition of average interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned strong growth in average deposits outpacing growth in the Company's average loans during 1997.

    The $23.8 million increase in interest income for 1996, as compared to 1995, was due to a $28.2 million favorable volume variance, slightly offset by a $4.4 million unfavorable rate variance. The $28.2 million favorable volume variance was attributable to growth in average interest-earning assets, which increased $397.6 million, or 38.0%, from the prior year comparable period. The increase in average interest-earning assets consisted of increases in each component of the Company's interest-earning assets, and resulted from significant growth in average deposits, which were up $381.0 million, or 35.9%, from the comparable prior year period.

    Average loans increased $98.4 million, or 14.4%, in 1996 as compared to 1995. This year-over-year increase was largely related to the Company's special industry niches, specialized lending products and loan offices opened during 1995 and 1996. Excluding the impact of these newer offices, the Company's technology and life sciences niche experienced minimal net loan growth during 1996 as an active market for public stock offerings, coupled with merger and acquisition activity involving the Company's client base, resulted in the payoff or reduction of a number of credit facilities by the Company's clients.

    The increase in average investment securities during 1996, as compared to 1995, of $243.2 million, or 137.7%, was primarily centered in U.S. agency securities and commercial paper. This increase resulted from the aforementioned strong deposit growth in 1996 having exceeded the growth in loans and was the result of Management's decision to increase as well as to further diversify the Company's portfolio of short-term investments in connection with its liquidity and investment management activities. This increase in average investment securities also reflected Management's decision to lengthen the average life of the Company's investment portfolio in an effort to obtain the higher yields available due to the steepening of the yield curve during 1996. Average federal funds sold and securities purchased under agreement to resell increased $56.0 million, or 29.7%, in 1996, and this increase was also a result of the aforementioned strong growth in deposits coupled with Management's actions to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity.

    Unfavorable rate variances associated with each component of interest-earnings assets in 1996 resulted in a decrease in interest income of $4.4 million as compared to the prior year. Short-term market interest rates declined during the latter part of 1995 and early 1996, and remained relatively unchanged for the remainder of 1996. As a result of this decline, the Company earned lower yields in 1996 on federal funds sold, securities purchased under agreement to resell and its investment securities, a significant portion of which were short-term in nature, resulting in a $1.4 million unfavorable rate variance as compared to the prior year. The average yield on loans in 1996 decreased 40 basis points from 1995, accounting for the remaining $3.0 million of the total unfavorable rate variance. This decrease was primarily attributable to both increased competition and a decline in the average prime rate charged by the Company, as a substantial portion of the Company's loans are prime rate-based. The overall decrease in the yield on average interest-earning assets of one percent from 1995 to 1996 was due to a combination of increased competition, the decline in short-term market interest rates as well as the Company's prime rate, and a shift in the composition of average interest-earning assets towards a higher percentage of short-term, lower-yielding investment securities, as the Company's strong growth in average deposits during 1996 outpaced growth in average loans during the year.

    Interest expense in 1997 increased $17.4 million from 1996. This increase was due to an unfavorable volume variance of $16.6 million and an unfavorable rate variance of $0.7 million. The unfavorable volume variance resulted from a $383.3 million, or 39.1%, increase in average interest-bearing liabilities in 1997 as compared to 1996. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $307.0 million, or 52.2%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during 1997, and by growth in the number of clients served by the Company. The year-over-year $0.7 million unfavorable rate variance was primarily due to an increase during 1997 in the average rate paid on the Company's bonus money market deposit product which resulted from an increase in short-term market interest rates, as well as to a shift in the composition of interest-bearing liabilities towards a higher percentage of deposits in the bonus money market deposit product.

    The increase in interest expense for 1996 of $10.5 million, as compared to 1995, was primarily due to a $12.4 million unfavorable volume variance, partially offset by a favorable rate variance of $1.9 million. The unfavorable volume variance resulted from a $286.9 million, or 41.3%, increase in average interest-bearing liabilities. This increase was almost entirely related to the Company's bonus money market deposit product, which increased $259.2 million from the prior year due to the high level of client liquidity attributable to the strong inflow of investment capital into the venture capital community and into the public equity markets, and due to growth during 1996 in the number of clients served by the Company.

    Changes in the average rates paid on interest-bearing liabilities had a $1.9 million favorable impact on interest expense in 1996 as compared to 1995. This decrease in interest expense largely resulted from a reduction in the average rate paid on the Company's bonus money market deposit product from 5.1% in 1995 to 4.5% in 1996, partially offset by a shift in the composition of interest-bearing liabilities towards a higher percentage of deposits in the Company's bonus money market deposit product. The reduction during 1996 in the average rate paid on the Company's bonus money market deposit product was due to both a decline in short-term market interest rates during the latter part of 1995 and early 1996, and to a reduction in the pricing of this deposit product in early 1996.

    PROVISION FOR LOAN LOSSES

    The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

    The Company's provision for loan losses totaled $10.1 million in 1997, compared to $10.4 million and $8.7 million in 1996 and 1995, respectively. For a more detailed discussion of credit quality and the allowance for loan losses, see the Item 7 section entitled "Financial Condition--Credit Quality and the Allowance for Loan Losses."

    NONINTEREST INCOME

    The following table summarizes the components of noninterest income for the past three years:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
Disposition of client warrants...................................................  $   5,480  $   5,389  $   8,205
Letter of credit and foreign exchange income.....................................      4,512      3,423      3,007
Deposit service charges..........................................................      1,772      1,663      1,402
Investment gains (losses)........................................................         90          1       (768)
Other............................................................................      1,411      1,133        719
                                                                                   ---------  ---------  ---------
    Total noninterest income.....................................................  $  13,265  $  11,609  $  12,565
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    Noninterest income increased $1.7 million, or 14.3%, in 1997 as compared to 1996. This increase was largely due to a $1.1 million increase in letter of credit fees, foreign exchange fees and other trade finance income, coupled with a combined increase of $0.4 million in the Company's other components of fee income. Noninterest income decreased $1.0 million, or 7.6%, in 1996 as compared to 1995. This decrease was due to a $2.8 million decline in income from the disposition of client warrants, partially offset by a combined increase of $1.1 million in the Company's components of fee income, and by a $0.8 million decrease in losses incurred on sales of investment securities.

    Income from the disposition of client warrants totaled $5.5 million, $5.4 million and $8.2 million in 1997, 1996 and 1995, respectively. The Company has historically obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming, and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond the control of the Company, including the general condition of the public equity markets as well as the merger and acquisition environment, and therefore cannot be predicted with any degree of accuracy and is likely to vary materially from period to period. During the years ended December 31, 1997, 1996 and 1995, a significant portion of the income realized by the Company from the disposition of client warrants was offset by expenses related to the Company's efforts to build an infrastructure sufficient to support present and prospective business activities, and to evaluate and pursue new business opportunities, and was also offset by the need to increase the provision for loan losses during those years. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized from the disposition of client warrants in furthering its business strategies.

    Letter of credit fees, foreign exchange fees and other trade finance income totaled $4.5 million in 1997, an increase of $1.1 million, or 31.8%, from the $3.4 million total in 1996, and an increase of $1.5 million, or 50.0%, from the $3.0 million total in 1995. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related products and services among the Company's growing client base, a large percentage of which provide products and services in international markets.

    Income related to deposit service charges totaled $1.8 million, $1.7 million and $1.4 million in 1997, 1996 and 1995, respectively. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by the Company as deposit service charges income. The increase in deposit service charges income from 1995 through 1997 was primarily attributable to the aforementioned growth in the Company's client base.

    The Company realized a $0.1 million gain on sales of investment securities during 1997, compared to a nominal gain on sales of investment securities during 1996 and a loss on sales of investment securities totaling $0.8 million in 1995. The securities sold during 1997 were primarily U.S. agency securities, while the securities sold during 1995 were primarily mortgage-backed securities. All investment securities sold were classified as available-for-sale, and all sales were conducted as a normal component of the Company's asset/liability and liquidity management activities. For additional related discussion, see the Item 7 sections entitled "Interest Rate Risk Management" and "Liquidity."

    Other noninterest income is largely composed of service-based fee income, and totaled $1.4 million in 1997, compared to $1.1 million and $0.7 million in 1996 and 1995, respectively. The increase in 1997, as compared to 1996, was primarily due to a higher volume of cash management services related to the Company's growing client base. The increase in 1996, as compared to 1995, was the result of increased fees associated with the Company's periodic examinations of client accounts receivables which are pledged as collateral on loans.

    NONINTEREST EXPENSE

    Noninterest expense in 1997 totaled $66.3 million, a $13.6 million, or 25.9%, increase from 1996. Total noninterest expense was $52.7 million in 1996, up $4.8 million, or 9.9%, from 1995. Management closely monitors the Company's level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio was 55.9% for both 1997 and 1996, down from 60.6% in 1995. The following table presents the detail of noninterest expense and the incremental contribution of each expense line item to the Company's efficiency ratio:

                                                                       YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                         1997                    1996                    1995
                                                ----------------------  ----------------------  ----------------------
                                                           PERCENT OF              PERCENT OF              PERCENT OF
                                                            ADJUSTED                ADJUSTED                ADJUSTED
                                                 AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                                                ---------  -----------  ---------  -----------  ---------  -----------
                                                                        (DOLLARS IN THOUSANDS)
Compensation and benefits.....................  $  40,084        33.8%  $  31,417        33.6%  $  27,161        34.3%
Professional services.........................      6,710         5.7       4,987         5.3       5,160         6.5
Business development and travel...............      4,514         3.8       2,918         3.1       1,982         2.5
Furniture and equipment.......................      3,620         3.1       3,239         3.5       3,235         4.1
Net occupancy expense.........................      3,410         2.9       3,095         3.3       3,616         4.6
Postage and supplies..........................      1,600         1.3       1,448         1.6       1,191         1.5
Advertising and promotion.....................      1,448         1.2       1,183         1.3         613         0.8
Telephone.....................................      1,444         1.2       1,277         1.4       1,006         1.3
Other.........................................      3,395         2.9       2,720         2.9       3,973         5.0
                                                ---------  -----------  ---------  -----------  ---------  -----------
    Total, excluding cost of other real estate
      owned...................................     66,225        55.9%     52,284        55.9%     47,937        60.6%
                                                           -----------             -----------             -----------
                                                           -----------             -----------             -----------
Cost of other real estate owned...............         76                     398                     (12)
                                                ---------               ---------               ---------
    Total noninterest expense.................  $  66,301               $  52,682               $  47,925
                                                ---------               ---------               ---------
                                                ---------               ---------               ---------

    Compensation and benefits expenses totaled $40.1 million in 1997, an $8.7 million, or 27.6%, increase over the $31.4 million incurred in 1996. Compensation and benefits expenses in 1996 increased $4.3 million, or 15.7%, from the $27.2 million total in 1995. The increase in compensation and benefits expenses in both 1997 and 1996, over the respective prior year periods, was largely the result of an increase in the number of average full-time equivalent personnel (FTE) employed by the Company. Average FTE were 417 in 1997, compared with 363 and 336 in 1996 and 1995, respectively. The increase in FTE from 1995 through 1997 was primarily due to a combination of the Company's efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in the Company's number of FTE is likely to occur during future years as a result of the continued expansion of the Company's business activities.

    During the third and fourth quarters of 1997, the Company granted a total of 104,500 shares of its common stock to numerous employees, subject to certain vesting requirements and resale restrictions (restricted stock). For these restricted stock grants, unearned compensation equivalent to the aggregate $5.9 million market value of the Company's common stock on the dates of grant was charged to shareholders' equity and will subsequently be amortized into compensation and benefits expense over the four-year vesting period.

    Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and the Company's Board of Directors, totaled $6.7 million in 1997, a $1.7 million, or 34.5%, increase from the $5.0 million total in 1996. The Company incurred $5.2 million in professional services expenses in 1995. The increase in professional services expenses in 1997, as compared to 1996, primarily related to both an increase in consulting fees associated with several business initiatives and an increase in legal fees largely related to the workout of two commercial credits. The level of professional services expenses during the past three years reflects the extensive efforts undertaken by the Company to continue to build and support its infrastructure, as well as evaluate and pursue new business opportunities, and also reflects the Company's efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where the Company believes it can achieve a combination of cost savings and increased quality of service.

    Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company and/or the Bank. Based upon information available to the Company, its review of such claims to date and consultation with its legal counsel, Management believes the liability relating to these actions, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

    Business development and travel expenses totaled $4.5 million in 1997, an increase of $1.6 million, or 54.7%, compared to the $2.9 million total in 1996. The Company incurred $2.0 million in business development and travel expenses in 1995. The increase in business development and travel expenses during each of the last two years was largely attributable to overall growth in the Company's business, including both an increase in the number of FTE and expansion into new geographic markets.

    Occupancy, furniture and equipment expenses totaled $7.0 million in 1997, $6.3 million in 1996 and $6.9 million in 1995. The increase in occupancy, furniture and equipment expenses in 1997, as compared to 1996, was primarily the result of investments in computer equipment and software associated with technology upgrades and the Company's aforementioned growth in personnel. The higher level of occupancy, furniture and equipment expenses in 1995, as compared to the combined amount incurred in 1996, was primarily related to certain non-recurring costs incurred during 1995 in connection with the Company's move into a new headquarters facility. These non-recurring costs included both the disposal and purchase of leasehold improvements and equipment. The move into the new facility was completed in the fourth quarter of 1995. Occupancy, furniture and equipment expenses in 1995 and 1996 were also impacted by costs related to furniture, computer equipment and other related costs associated with both the Company's aforementioned growth in personnel and its geographic expansion during 1995 and 1996. The Company opened new loan offices in Atlanta, Georgia and Phoenix, Arizona during 1997, and in West Los Angeles, California and Rosemont, Illinois in early 1998, and intends to continue its geographic expansion into other emerging technology marketplaces across the U.S. during future years.

    In July 1997, the Bank finalized an amendment to the original lease associated with its corporate headquarters. The amendment provides for the lease of additional premises, approximating 56,000 square feet, adjacent to the existing headquarters facility. Construction of the interior of the building commenced in February 1998, and it is projected the Company could begin occupying these additional premises between July 1998 and August 1998. Future minimum rental payments related to the additional premises are projected to be approximately $0.8 million for 1998, $1.1 million per year for 1999 through 2001, $1.2 million per year for 2002 through 2003, $1.3 million in the year 2004, and $0.6 million in the year 2005. The Company expects to incur other occupancy, furniture and equipment expenses in 1998 and future periods associated with the construction, furnishing and maintenance of these additional premises, in addition to the future minimum rental payments detailed above.

    The Company and the Bank are aware of the "year 2000" issue and the potential risks. The Bank has engaged a third party vendor, a recognized expert in assisting in all phases of year 2000 compliance, as part of a multiphase project to assist the Bank with addressing the year 2000 issue. The first two phases of the year 2000 compliance project, systems inventory and risk assessment, are projected to be completed during the second quarter of 1998. The last phase of the project includes systems replacement and/or modification and client notification, and is projected to begin by the third quarter of 1998. Key customer information systems are projected to be fully compliant by December 31, 1998, with all remaining systems projected to be tested and certified no later than the end of the second quarter of 1999. The expense and related potential impact on the Company's pre-tax earnings of the first two phases of the year 2000 compliance project is expected to approximate $250,000. Management has not yet assessed the potential financial impact of the last phase of the project (systems replacement and/or modification and client notification).

    Postage and supplies expenses totaled $1.6 million, $1.4 million and $1.2 million in 1997, 1996 and 1995, respectively. Total telephone expenses were $1.4 million in 1997, $1.3 million in 1996 and $1.0 million in 1995. The increase in postage and supplies and telephone expenses during each of the past two years was largely the result of overall growth in the Company's business, including both an increase in the number of FTE and expansion into new geographic markets.

    Advertising and promotion expenses totaled $1.4 million in 1997, $1.2 million in 1996 and $0.6 million in 1995. The increase in advertising and promotion expenses in 1996 and 1997, compared to 1995, reflects a concerted effort by the Company to increase its marketing efforts nationwide. These efforts have been largely facilitated through a formal relationship with an advertising and public relations firm.

    Other noninterest expenses totaled $3.4 million, $2.7 million and $4.0 million in 1997, 1996 and 1995, respectively. The increase in other noninterest expenses in 1997 of $0.7 million, as compared to 1996, was largely due to both expenses associated with an asset which was acquired through foreclosure during 1997, and an increase in costs associated with certain vendor provided services resulting from growth in the Company's client base. The $1.3 million decrease in other noninterest expenses from 1995 to 1996 was primarily related to lower FDIC deposit insurance premiums resulting from reductions in the Bank's insurance premium assessment rate during both the third quarter of 1995 and the first quarter of 1996 due to completion of the recapitalization of the Bank Insurance Fund.

    The Company incurred minimal net costs associated with other real estate owned (OREO) in 1997 and 1995, and incurred $0.4 million in net OREO-related costs in 1996. The net OREO-related costs in 1996 were largely explained by the write-down in the first quarter of 1996 of one property owned by the Company. The Company's net costs associated with OREO include: maintenance expenses, property taxes, marketing costs, net operating expense or income associated with income-producing properties, property write-downs, and gains or losses on the sales of such properties.

    INCOME TAXES

    The Company's effective income tax rate was 42.0% in 1997, compared to 40.0% in 1996 and 39.2% in 1995. The increase in the Company's effective income tax rate for 1997, as compared to 1996, and the increase in the Company's effective income tax rate for 1996, as compared to 1995, were attributable to adjustments in the Company's estimate of its income tax liabilities.

FINANCIAL CONDITION

    The Company's total assets were $2.6 billion at December 31, 1997, an increase of $700.6 million, or 36.4%, compared to $1.9 billion at December 31, 1996.

    FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Federal funds sold and securities purchased under agreement to resell totaled a combined $321.8 million at December 31, 1997, an increase of $11.4 million, or 3.7%, compared to the $310.3 million outstanding at the prior year end. This increase was attributable to the Company investing excess funds, resulting from the strong growth in deposits during 1997 having exceeded the growth in loans, in these types of short-term, liquid investments, and was coupled with Management's actions to diversify the Company's portfolio of short-term investments.

    INVESTMENT SECURITIES

    The following table details the composition of investment securities, all of which were classified as available-for-sale and reported at fair value, at December 31, 1997, 1996 and 1995.

                                                                                         DECEMBER 31,
                                                                             ------------------------------------
                                                                                 1997         1996        1995
                                                                             ------------  ----------  ----------
                                                                                    (DOLLARS IN THOUSANDS)
U.S. Treasury securities...................................................  $    217,685  $   75,547  $   39,898
U.S. agencies and corporations:
  Discount notes and bonds                                                        462,405     298,488     163,757
  Mortgage-backed securities...............................................       144,437       8,168          --
  Collateralized mortgage obligations......................................        41,051      58,038      57,207
Obligations of states and political subdivisions...........................        60,436      22,787       6,581
Commercial paper...........................................................        41,829     143,086      52,523
Bankers' acceptances.......................................................        16,140          --          --
Other debt securities......................................................        25,007      13,000          --
Other equity securities....................................................         4,914       5,908       1,343
                                                                             ------------  ----------  ----------
Total......................................................................  $  1,013,904  $  625,022  $  321,309
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

    Investment securities totaled $1.0 billion at December 31, 1997. This represented a $388.9 million, or 62.2%, increase over the December 31, 1996 balance of $625.0 million. This increase resulted from excess funds that were generated by strong growth in the Company's deposits outpacing the growth in loans during 1997, and primarily consisted of U.S. Treasury securities, U.S. agency securities, mortgage-backed securities, and municipal securities, partially offset by a decrease in commercial paper. The growth in the investment portfolio reflected Management's actions to both increase the portfolio of longer-term securities in an effort to obtain available higher yields, and to increase as well as to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity.

    At December 31, 1997, there were no investment securities held by the Company which were issued by a single party, excluding securities issued by the U.S. Government or by U.S. Government agencies and corporations, and which exceeded 10.0% of the Company's shareholders' equity at year end.

    The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities held by the Company as of December 31, 1997. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of mortgage-backed securities and collateralized mortgage obligations will generally differ from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Other equity securities, consisting largely of the common stock of client companies, were included in the table below as maturing after ten years.

                                                               DECEMBER 31, 1997
                         ---------------------------------------------------------------------------------------------
                                                                                                               AFTER
                                                                                                               FIVE
                                                                                   AFTER ONE YEAR TO FIVE    YEARS TO
                                   TOTAL                  ONE YEAR OR LESS                 YEARS             TEN YEARS
                         --------------------------  --------------------------  --------------------------  ---------
                           FAIR        WEIGHTED-       FAIR        WEIGHTED-       FAIR        WEIGHTED-       FAIR
                           VALUE     AVERAGE YIELD     VALUE     AVERAGE YIELD     VALUE     AVERAGE YIELD     VALUE
                         ---------  ---------------  ---------  ---------------  ---------  ---------------  ---------
                                                            (DOLLARS IN THOUSANDS)
U.S. Treasury
  securities...........  $ 217,685           5.9%    $ 104,066           5.5%    $ 113,619           6.3%       --
U.S. agencies and
  corporations:
  Discount notes and
    bonds..............    462,405           6.0       210,735           5.7       251,670           6.3        --
  Mortgage-backed
    securities.........    144,437           6.5        --            --            --            --         $   9,776
  Collateralized
    mortgage
    obligations........     41,051           6.8        --            --               902           5.6        17,362
Obligations of states
  and political
  subdivisions.........     60,436           6.5        42,969           6.1         7,189           8.2        10,278
Commercial paper.......     41,829           5.8        41,829           5.8        --            --            --
Bankers' acceptances...     16,140           5.7        16,140           5.7        --            --            --
Other debt
  securities...........     25,007           5.8        13,000           5.7        --            --            12,007
Other equity
  securities...........      4,914        --            --            --            --            --            --
                                              --                          --                          --
                         ---------                   ---------                   ---------                   ---------
Total..................  $1,013,904          6.1%    $ 428,739           5.7%    $ 373,380           6.3%    $  49,423
                                              --                          --                          --
                                              --                          --                          --
                         ---------                   ---------                   ---------                   ---------
                         ---------                   ---------                   ---------                   ---------


                                               AFTER TEN YEARS
                                          --------------------------
                            WEIGHTED-       FAIR        WEIGHTED-
                          AVERAGE YIELD     VALUE     AVERAGE YIELD
                         ---------------  ---------  ---------------

U.S. Treasury
  securities...........        --            --            --
U.S. agencies and
  corporations:
  Discount notes and
    bonds..............        --            --            --
  Mortgage-backed
    securities.........           6.5%    $ 134,661           6.5%
  Collateralized
    mortgage
    obligations........           7.2        22,787           6.5
Obligations of states
  and political
  subdivisions.........           7.1        --            --
Commercial paper.......        --            --            --
Bankers' acceptances...        --            --            --
Other debt
  securities...........           6.0        --            --
Other equity
  securities...........        --             4,914        --
                                   --                          --
                                          ---------
Total..................           6.8%    $ 162,362           6.3%
                                   --                          --
                                   --                          --
                                          ---------
                                          ---------

    Mortgage-backed securities (MBS) and collateralized mortgage obligations
(CMO) pose risks not associated with fixed maturity bonds, primarily related to the ability of the mortgage borrower to prepay the loan with or without penalty. This risk, known as prepayment risk, may cause the MBS and the CMO to remain outstanding for a period of time different than that assumed at the time of purchase. When interest rates decline, prepayments generally tend to increase, causing the average expected remaining maturity of the MBS and the CMO to decline. Conversely, if interest rates rise, prepayments tend to decrease, lengthening the average expected remaining maturity of the MBS and the CMO.

    LOANS

    The composition of the loan portfolio, net of unearned income, for each of the past five years is as follows:

                                                                             DECEMBER 31,
                                                     ------------------------------------------------------------
                                                         1997         1996        1995        1994        1993
                                                     ------------  ----------  ----------  ----------  ----------
                                                                        (DOLLARS IN THOUSANDS)
Commercial.........................................  $  1,051,218  $  755,699  $  622,488  $  613,469  $  470,649
Real estate construction...........................        53,583      27,540      17,194      10,512      17,283
Real estate term...................................        33,395      44,475      56,845      58,977      49,710
Consumer and other.................................        36,449      35,778      41,878      20,851      26,913
                                                     ------------  ----------  ----------  ----------  ----------
Total loans........................................  $  1,174,645  $  863,492  $  738,405  $  703,809  $  564,555
                                                     ------------  ----------  ----------  ----------  ----------
                                                     ------------  ----------  ----------  ----------  ----------

    Total loans at December 31, 1997, net of unearned income, were $1.2 billion, representing a $311.2 million, or 36.0%, increase compared to the $863.5 million outstanding at December 31, 1996. The increase in loans from the 1996 year-end total was widely distributed throughout the loan portfolio, as evidenced by increased loan balances in most of the Company's market niches, specialized lending products and loan offices.

    The following table sets forth the remaining contractual maturity distribution of the Company's loans (reported on a gross basis) at December 31, 1997 for fixed and variable rate commercial and real estate construction loans:

                                                                                 DECEMBER 31, 1997
                                                                 --------------------------------------------------
                                                                               AFTER ONE
                                                                               YEAR AND
                                                                  ONE YEAR   THROUGH FIVE   AFTER FIVE
                                                                  OR LESS        YEARS         YEARS       TOTAL
                                                                 ----------  -------------  -----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
Fixed rate loans:
Commercial.....................................................  $   14,975   $    94,785    $  79,267   $  189,027
Real estate construction.......................................          --           132           --          132
                                                                 ----------  -------------  -----------  ----------
Total fixed rate loans.........................................  $   14,975   $    94,917    $  79,267   $  189,159
                                                                 ----------  -------------  -----------  ----------
                                                                 ----------  -------------  -----------  ----------
Variable rate loans:
Commercial.....................................................  $  510,514   $   308,956    $  49,875   $  869,345
Real estate construction.......................................      38,846        15,265           --       54,111
                                                                 ----------  -------------  -----------  ----------
Total variable rate loans......................................  $  549,360   $   324,221    $  49,875   $  923,456
                                                                 ----------  -------------  -----------  ----------
                                                                 ----------  -------------  -----------  ----------

    Upon maturity, loans satisfying the Company's credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. The Company does not grant loans with unconditional extension terms.

    A substantial percentage of the Company's loans are commercial in nature, and such loans are generally made to emerging growth and middle-market companies in a variety of industries. As of December 31, 1997, no particular industry sector (as identified by Standard Industrial Codes) represented more than 10.0% of the Company's loan portfolio.

    Management of the Company has been undertaking an ongoing evaluation of the economic events occurring in Asia during recent months. Based on the results to date from this evaluation, no significant current or forecasted negative impact has been identified with respect to the Company's loan growth, credit quality, overall financial condition, and results of operations. Future events and circumstances surrounding the economic conditions in Asia cannot be predicted, nor can the impact of these future events and circumstances on the Company's loan growth, credit quality, overall financial condition, and results of operations be determined at the present time.

    General conditions in the public equity markets, in particular those related to public stock offerings, as well as the merger and acquisitions environment, may have an impact on the Bank. One consequence of an active market for public stock offerings and mergers and acquisitions is the payoff or reduction of a portion of the Bank's loans by some of its clients which complete public stock offerings, or merge with, or are acquired by, another company. Such a reduction in outstanding loans, if significant, could adversely affect the Company's consolidated earnings.

    LOAN ADMINISTRATION

    Authority over the Company's loan policies resides with the Company's Board of Directors. This authority is managed through the approval and periodic review of the Company's loan policies. The Board of Directors delegates authority to the Directors' Loan Committee to supervise the loan underwriting, approval and monitoring activities of the Company. The Directors' Loan Committee consists of outside Board of Directors members and the Company's Chief Executive Officer, who serves as an alternate.

    Under the oversight of the Directors' Loan Committee, lending authority is delegated to the Chief Credit Officer and the Company's Internal Loan Committee consisting of the Chief Credit Officer, practice managers and loan administrators. Requests for new and existing credits which meet certain size and underwriting criteria may be approved outside of the Company's Internal Loan Committee by designated practice managers jointly with a loan administrator. Credits exceeding $10.0 million must be approved by the Directors' Loan Committee.

    The loan approval and committee system is administered by the Company's Credit Administration Group. Loan administrators assigned to each practice report to the Chief Credit Officer, who also acts as chair of the Internal Loan Committee.

    CREDIT QUALITY AND THE ALLOWANCE FOR LOAN LOSSES

    Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. While the Bank follows underwriting and credit monitoring procedures which it believes are appropriate in growing and managing the loan portfolio, in the event of nonperformance by these other parties, the Bank's potential exposure to credit losses could significantly affect the Company's consolidated financial position and earnings.

    Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the loan portfolio, Management seeks to reduce such risks. The allowance for loan losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

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

    Management has established an evaluation process designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the loan portfolio by segregating the allowance for loan losses into three components: "specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component is an unallocated portion that supplements the first two components and includes: Management's judgment of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, an evaluation of the composition of, and growth trends within, the loan portfolio, consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses, relies, to a great extent, on the judgment and experience of Management.

    An analysis of the allowance for loan losses for the past five years is as follows:

                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                                            (DOLLARS IN THOUSANDS)
Balance at January 1,......................................  $  32,700  $  29,700  $  20,000  $  25,000  $  22,000
Charge-offs:
  Commercial...............................................     (9,236)    (9,056)    (4,248)   (10,913)    (5,058)
  Real estate..............................................         --       (634)      (653)      (495)    (5,967)
  Consumer and other.......................................         --        (38)       (57)        --         --
                                                             ---------  ---------  ---------  ---------  ---------
Total charge-offs..........................................     (9,236)    (9,728)    (4,958)   (11,408)   (11,025)
                                                             ---------  ---------  ---------  ---------  ---------
Recoveries:
  Commercial...............................................      3,170      2,050      3,106      2,398      3,064
  Real estate..............................................        986        217      2,815        923      1,259
  Consumer and other.......................................         13         35         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
Total recoveries...........................................      4,169      2,302      5,921      3,321      4,323
                                                             ---------  ---------  ---------  ---------  ---------
Net (charge-offs) recoveries...............................     (5,067)    (7,426)       963     (8,087)    (6,702)
Provision for loan losses..................................     10,067     10,426      8,737      3,087      9,702
                                                             ---------  ---------  ---------  ---------  ---------
Balance at December 31,....................................  $  37,700  $  32,700  $  29,700  $  20,000  $  25,000
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Net charge-offs (recoveries) to average total loans........        0.5%       1.0%      (0.1)%       1.4%       1.2%
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

    The following table displays the allocation of the allowance for loan losses among specific classes of loans:

                                                                             DECEMBER 31,
                                       -----------------------------------------------------------------------------------------
                                                 1997                      1996                      1995               1994
                                       ------------------------  ------------------------  ------------------------  -----------
                                                    PERCENT OF                PERCENT OF                PERCENT OF
                                         AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT     TOTAL LOANS    AMOUNT
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                        (DOLLARS IN THOUSANDS)
Commercial...........................   $  30,394         89.5%   $  18,716         87.5%   $  16,176         84.3%   $  12,748
Real estate term.....................         426          2.8          873          5.2          707          7.7          765
Real estate construction.............         274          4.6          140          3.2           87          2.4          345
Consumer and other...................         386          3.1          615          4.1          339          5.6          312
Unallocated..........................       6,220          N/A       12,356          N/A       12,391          N/A        5,830
                                       -----------       -----   -----------       -----   -----------       -----   -----------
Total................................   $  37,700        100.0%   $  32,700        100.0%   $  29,700        100.0%   $  20,000
                                       -----------       -----   -----------       -----   -----------       -----   -----------
                                       -----------       -----   -----------       -----   -----------       -----   -----------


                                                              1993
                                                    ------------------------
                                       PERCENT OF                PERCENT OF
                                       TOTAL LOANS    AMOUNT     TOTAL LOANS
                                       -----------  -----------  -----------

Commercial...........................        87.2%   $  19,374         83.5%
Real estate term.....................         8.4          539          8.8
Real estate construction.............         1.4          204          3.0
Consumer and other...................         3.0          274          4.7
Unallocated..........................         N/A        4,609          N/A
                                            -----   -----------       -----
Total................................       100.0%   $  25,000        100.0%
                                            -----   -----------       -----
                                            -----   -----------       -----

    The allowance for loan losses totaled $37.7 million at December 31, 1997, an increase of $5.0 million, or 15.3%, compared to the $32.7 million total at December 31, 1996. This increase was due to $10.1 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $5.1 million during 1997. The unallocated component of the allowance for loan losses as of December 31, 1997 decreased $6.1 million, or 49.7%, from the prior year end. This decrease was mostly explained by an increase in specific allocations of the allowance for loan losses totaling $10.7 million which primarily related to two largely unsecured commercial credits aggregating $14.1 million that were placed on nonaccrual status during 1997. Gross charge-offs for 1997 were $9.2 million and included charge-offs totaling $6.5 million related to two commercial credits, one in the Bank's technology and life sciences niche and the other in one of the Bank's special industry niches. Gross recoveries of $4.2 million in 1997 included $1.1 million related to a commercial credit in one of the Bank's special industry niches that was partially charged off in 1996.

    Gross charge-offs for 1996 were $9.7 million, and primarily resulted from five credits, none of which were related to the Bank's technology and life sciences niche. Gross recoveries of $2.3 million in 1996 included $0.9 million related to one commercial credit that was partially charged off in 1994. Net loan recoveries in 1995 of $1.0 million included $2.7 million in recoveries from a real estate client relationship that had been charged off in 1992 and $1.1 million in recoveries related to a commercial credit that was partially charged off in 1994. Net loan charge-offs of $8.1 million in 1994 included the partial charge-off of loans to two commercial borrowers totaling $5.5 million. Net loan charge-offs in 1993 included $6.0 million in gross charge-offs related to real estate credits.

    In general, Management believes the allowance for loan losses is adequate as of December 31, 1997. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

    Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses. There was no difference during 1997, 1996 and 1995 between the Company's nonaccrual loans and impaired loans. Loans placed on nonaccrual status were measured by the Company for impairment based on the fair value of the underlying collateral in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."

                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                                            (DOLLARS IN THOUSANDS)
Nonperforming assets:
Loans past due 90 days or more.............................  $   1,016  $   8,556  $     906  $     444  $   2,014
Nonaccrual loans (1).......................................     24,476     14,581     27,867     11,269     43,001
                                                             ---------  ---------  ---------  ---------  ---------
Total nonperforming loans..................................     25,492     23,137     28,773     11,713     45,015
OREO and other foreclosed assets (1).......................      1,858      1,948      4,955      7,089     14,261
                                                             ---------  ---------  ---------  ---------  ---------
Total nonperforming assets.................................  $  27,350  $  25,085  $  33,728  $  18,802  $  59,276
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Nonperforming loans as a percent of total loans............        2.2%       2.7%       3.9%       1.7%       8.0%
OREO and other foreclosed assets as a percent of total
  assets...................................................        0.1%       0.1%       0.4%       0.6%       1.4%
Nonperforming assets as a percent of total assets..........        1.0%       1.3%       2.4%       1.6%       6.0%

Allowance for loan losses..................................  $  37,700  $  32,700  $  29,700  $  20,000  $  25,000
  As a percent of total loans..............................        3.2%       3.8%       4.0%       2.8%       4.4%
  As a percent of nonaccrual loans.........................      154.0%     224.3%     106.6%     177.5%      58.1%
  As a percent of nonperforming loans......................      147.9%     141.3%     103.2%     170.8%      55.5%

------------------------

(1) In accordance with SFAS No. 114, in-substance foreclosure loans have been reclassified from OREO to nonaccrual loans. The reclassified amounts are $1,377 and $13,824 at December 31, 1994 and 1993, respectively.

    The detailed composition of nonaccrual loans is presented in the following table. There were no real estate construction loans on nonaccrual status at December 31, 1997 and 1996.

                                                                                              DECEMBER 31,
                                                                                          --------------------
                                                                                            1997       1996
                                                                                          ---------  ---------
                                                                                              (DOLLARS IN
                                                                                               THOUSANDS)
Commercial..............................................................................  $  24,127  $  11,595
Real estate term........................................................................         --      2,546
Consumer and other......................................................................        349        440
                                                                                          ---------  ---------
Total nonaccrual loans..................................................................  $  24,476  $  14,581
                                                                                          ---------  ---------
                                                                                          ---------  ---------

    Nonperforming loans totaled $25.5 million at December 31, 1997, an increase of $2.4 million, or 10.2%, from the $23.1 million total at December 31, 1996, as a $9.9 million net increase in nonaccrual loans during 1997 was largely offset by the payoff during the first quarter of 1997 of one credit in excess of $8.0 million that was more than 90 days past due, and still accruing interest, as of December 31, 1996. The increase in nonaccrual loans at December 31, 1997, from the prior year end, was largely due to two commercial credits totaling approximately $14.1 million which were placed on nonaccrual status during the last half of 1997. Management believes each of these two credits, based on currently known information, is adequately covered with specific reserves and collateral.

    Nonperforming loans at December 31, 1996 included the aforementioned credit in excess of $8.0 million that was more than 90 days past due, and still accruing interest, as of December 31, 1996. The Export-Import Bank of the U.S. (EX-IM) provided the Bank with a guarantee of this credit facility, and the Bank received the guarantee payment related to this credit from the EX-IM in the first quarter of 1997. The $17.1 million increase in nonperforming loans at December 31, 1995, compared to year-end 1994, was concentrated in two commercial credits, both of which were paid off during 1996 and 1997. The significant improvement in nonperforming loans during 1994, compared to the level at the end of 1993, reflected the concerted efforts of Management to improve the Company's credit discipline and processes and to strengthen its Credit Administration Group staffing.

    In addition to the loans disclosed in the foregoing analysis, Management has identified six loans with principal amounts aggregating approximately $13.7 million, that, on the basis of information known by Management, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

    OREO and other foreclosed assets totaled a combined $1.9 million at both December 31, 1997 and 1996. The OREO and other foreclosed assets balance at December 31, 1997 consisted of two OREO properties and one other asset which was acquired through foreclosure. The OREO properties each consist of multiple undeveloped lots and were acquired by the Company prior to June 1993. The OREO balance, which totaled $0.7 million at the end of 1997, decreased $1.3 million during 1997 due to the sales of lots related to one of the aforementioned properties. The one other asset acquired through foreclosure, which totaled $1.2 million at December 31, 1997, consists of a favorable leasehold right under a master lease which the Company acquired upon foreclosure of a loan during the third quarter of 1997.

    DEPOSITS

    The Company's deposits are largely obtained from companies within the technology and life sciences niche, and, to a lesser extent, from businesses within the Company's special industry niches and from individuals served by the Company's Executive Banking Division. The Company does not obtain deposits from conventional retail sources and does not accept brokered deposits. The following table presents the composition of the Company's deposits for the last five years:

                                                                          DECEMBER 31,
                                               ------------------------------------------------------------------
                                                   1997          1996          1995          1994         1993
                                               ------------  ------------  ------------  ------------  ----------
                                                                     (DOLLARS IN THOUSANDS)
Noninterest-bearing demand...................  $    788,442  $    599,257  $    451,318  $    401,455  $  356,806
NOW..........................................        21,348         8,443        10,956        11,636      14,271
Regular money market.........................       351,921       326,661       288,619       328,115     422,787
Bonus money market...........................     1,146,075       754,730       473,717       245,420      49,642
Time.........................................       124,621        85,213        65,450        88,747      71,453
                                               ------------  ------------  ------------  ------------  ----------
Total deposits...............................  $  2,432,407  $  1,774,304  $  1,290,060  $  1,075,373  $  914,959
                                               ------------  ------------  ------------  ------------  ----------
                                               ------------  ------------  ------------  ------------  ----------

    Total deposits were $2.4 billion at December 31, 1997, an increase of $658.1 million, or 37.1%, from the prior year-end total of $1.8 billion. A significant portion of the increase in deposits during 1997 was concentrated in the Company's highest-rate paying deposit product, its bonus money market deposit product, which increased $391.3 million, or 51.9%, and in the Company's noninterest-bearing demand deposits, which increased $189.2 million, or 31.6%, from the prior year end. Increased balances during 1997 in all of the Company's deposit products were explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community, and by growth during 1997 in the number of clients served by the Company.

    The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $110.4 million and $75.0 million at December 31, 1997 and 1996, respectively. At December 31, 1997, all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of the Company's deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect the business of the Company.

INTEREST RATE RISK MANAGEMENT

    A key objective of asset/liability management is to manage interest rate risk associated with changing asset and liability cash flows and market interest rate movements. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. The asset/liability committee of the Bank (ALCO) provides oversight to the Company's interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by the Board of Directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate and agreed to by the ALCO.

    The Company manages interest rate risk principally through strategies involving its investment securities portfolio, including adjusting both the maturity structure of the portfolio and the amount of interest rate sensitive securities. Company policies also permit the limited use of off-balance sheet derivative instruments in managing interest rate risk, however, as of December 31, 1997, no such derivative instruments have been utilized by the Company in connection with its interest rate risk management process.

    The Company's monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, the Company combines the use of gap analysis with use of a simulation model which provides a dynamic assessment of interest rate sensitivity.

    The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to reprice within a specific time period and the amount of funding sources anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of funding sources repricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. Company policy guidelines provide that the cumulative one-year gap as a percentage of interest-earning assets should not exceed 20.0%. The gap analysis as of December 31, 1997 indicates that the Company was positioned within these guidelines as the cumulative one-year gap as a percentage of interest-earning assets was 7.4%. The following table illustrates the Company's interest rate sensitivity gap positions at December 31, 1997.

                    INTEREST RATE SENSITIVITY ANALYSIS AS OF
                               DECEMBER 31, 1997

                                                   ASSETS AND LIABILITIES WHICH MATURE OR REPRICE
                          -------------------------------------------------------------------------------------------------
                                                     AFTER 1      AFTER 3      AFTER 6      AFTER 1
                                       1 DAY TO 1  MONTH TO 3   MONTHS TO 6  MONTHS TO 1   YEAR TO 5    AFTER 5      NOT
                          IMMEDIATELY    MONTH       MONTHS       MONTHS        YEAR         YEARS       YEARS     STATED
                          -----------  ----------  -----------  -----------  -----------  -----------  ---------  ---------
                                                               (DOLLARS IN THOUSANDS)

INTEREST-EARNING ASSETS:
Federal funds sold and
  securities purchased
  under agreement to
  resell (1)............      --       $  321,773      --           --           --           --          --         --
Investment securities:
  U.S. Treasury and
    agencies
    obligations.........      --           31,773   $ 147,428    $  89,549    $  47,219    $ 364,121      --         --
  Collateralized
    mortgage obligations
    and mortgage-backed
    securities (2)......      --           16,855      13,764       17,055       46,645       89,351   $   1,818     --
  Obligations of states
    and political
    subdivisions........      --               14          28       17,200       26,004        8,602       8,588     --
  Commercial paper and
    other debt
    securities..........      --           28,346      42,630       --           --           --          12,000     --
  Other equity
    securities (3)......      --           --          --           --           --           --          --      $   4,914
                          -----------  ----------  -----------  -----------  -----------  -----------  ---------  ---------
Total investment
  securities............      --           76,988     203,850      123,804      119,868      462,074      22,406      4,914
                          -----------  ----------  -----------  -----------  -----------  -----------  ---------  ---------
Loans (4), (5)..........   $ 907,316        5,307       9,271       39,250       21,671      157,370      14,539     19,921
                          -----------  ----------  -----------  -----------  -----------  -----------  ---------  ---------
Total Interest-Earning
  Assets................   $ 907,316   $  404,068   $ 213,121    $ 163,054    $ 141,539    $ 619,444   $  36,945  $  24,835
                          -----------  ----------  -----------  -----------  -----------  -----------  ---------  ---------
                          -----------  ----------  -----------  -----------  -----------  -----------  ---------  ---------
FUNDING SOURCES:
  Money market and NOW
    deposits............      --       $1,519,344      --           --           --           --          --         --
  Time deposits.........      --           70,997   $  30,453    $  14,251    $   8,719    $     168   $      33     --
                          -----------  ----------  -----------  -----------  -----------  -----------  ---------  ---------
Total interest-bearing
  deposits..............      --        1,590,341      30,453       14,251        8,719          168          33     --
Portion of noninterest-
  bearing funding
  sources...............      --           --          --           --           --           --          --      $ 866,357
                          -----------  ----------  -----------  -----------  -----------  -----------  ---------  ---------
Total Funding Sources...      --       $1,590,341   $  30,453    $  14,251    $   8,719    $     168   $      33  $ 866,357
                          -----------  ----------  -----------  -----------  -----------  -----------  ---------  ---------
                          -----------  ----------  -----------  -----------  -----------  -----------  ---------  ---------
GAP.....................   $ 907,316   $(1,186,273)  $ 182,668   $ 148,803    $ 132,820    $ 619,276   $  36,912  $(841,522)
CUMULATIVE GAP..........   $ 907,316   $ (278,957)  $ (96,289)   $  52,514    $ 185,334    $ 804,610   $ 841,522     --


                            TOTAL
                          ---------

INTEREST-EARNING ASSETS:
Federal funds sold and
  securities purchased
  under agreement to
  resell (1)............  $ 321,773
Investment securities:
  U.S. Treasury and
    agencies
    obligations.........    680,090
  Collateralized
    mortgage obligations
    and mortgage-backed
    securities (2)......    185,488
  Obligations of states
    and political
    subdivisions........     60,436
  Commercial paper and
    other debt
    securities..........     82,976
  Other equity
    securities (3)......      4,914
                          ---------
Total investment
  securities............  1,013,904
                          ---------
Loans (4), (5)..........  1,174,645
                          ---------
Total Interest-Earning
  Assets................  $2,510,322
                          ---------
                          ---------
FUNDING SOURCES:
  Money market and NOW
    deposits............  $1,519,344
  Time deposits.........    124,621
                          ---------
Total interest-bearing
  deposits..............  1,643,965
Portion of noninterest-
  bearing funding
  sources...............    866,357
                          ---------
Total Funding Sources...  $2,510,322
                          ---------
                          ---------
GAP.....................     --
CUMULATIVE GAP..........     --

------------------------------

(1) Includes interest-bearing deposits in other financial institutions of $273 as of December 31, 1997.

(2) Principal cash flows are based on estimated principal payments as of December 31, 1997.

(3) Not stated column consists of equity securities and Federal Reserve Bank stock as of December 31, 1997.

(4) Not stated column consists of nonaccrual loans of $24,476 and overdrafts of $3,454, offset by unearned income of $8,009 as of December 31, 1997.

(5) Maturity/repricing columns for fixed rate loans are based upon the amount and timing of related principal payments as of December 31, 1997.

    One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from the Company's assets, liabilities and off-balance sheet items, defined as the Company's market value of portfolio equity (MVPE). This analysis assesses the changes in market values of interest rate sensitive financial instruments which would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, and the resulting effect on the Company's MVPE. Policy guidelines establish maximum variances in the Company's MVPE of 20.0% and 30.0% in the event of an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively. At December 31, 1997, the Company's MVPE exposure related to the aforementioned changes in market interest rates was within policy guidelines.

    The following table presents the Company's MVPE exposure at December 31, 1997 and December 31, 1996 related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

CHANGE IN INTEREST
RATES (BASIS POINTS)                         ESTIMATED INCREASE/
-----------------------                      (DECREASE) IN MVPE
                                           -----------------------
(DOLLARS IN THOUSANDS)    ESTIMATED MVPE     AMOUNT      PERCENT
                         ----------------  ----------  -----------
December 31, 1997:

      +200                 $    173,905    $  (21,298)      (10.9)%
      +100                      184,625       (10,578)       (5.4)
        --                      195,203            --          --
       (100)                    206,513        11,310         5.8
       (200)                    217,811        22,608        11.6

December 31, 1996:

      +200                 $    136,370    $  (16,218)      (10.6)%
      +100                      144,184        (8,404)       (5.5)
        --                      152,588            --          --
       (100)                    161,636         9,048         5.9
       (200)                    171,243        18,655        12.2

    The preceding table indicates that in the event of an instantaneous and sustained increase in market interest rates, the Company's MVPE would be expected to decrease, and that in the event of an instantaneous and sustained decrease in market interest rates, the Company's MVPE would be expected to increase.

    The market value calculations supporting the results in the preceding table are based on the present value of estimated cash flows utilizing both market interest rates provided by independent broker/dealers and other publicly available sources which the Company deems reliable. These calculations do not contemplate any changes which the ALCO could make to reduce the Company's MVPE exposure in response to a change in market interest rates.

    As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain of the Company's assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain of the Company's asset and liability categories may precede, or lag behind, changes in market interest rates. Also, the actual rates of prepayments on loans and investments could vary significantly from the assumptions utilized in deriving the results as presented in the preceding table. Further, a change in U.S. Treasury rates accompanied by a change in the shape of the treasury yield curve could result in different MVPE estimations from those presented herein. Accordingly, the results in the preceding table should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting MVPE estimates are not intended to represent, and should not be construed to represent, the underlying value of the Company.

    The simulation model also provides the ALCO with the ability to simulate the Company's net interest income using either one interest rate forecast (simple simulation) or a forecast of multiple interest rate scenarios (stochastic simulation). In order to measure, as of December 31, 1997, the sensitivity of the Company's forecasted net interest income to changing interest rates, utilizing the simple simulation methodology, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, as applicable, by 200 basis points in 12 equal increments over a one-year period. Company policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income sensitivity exceeding 20.0%. Simulations as of December 31, 1997 indicated the Company was well within these policy guidelines.

    Interest rate risk is the most significant market risk impacting the Company. Other types of market risk affecting the Company in the normal course of its business activities include foreign currency exchange risk and equity price risk. The impact on the Company, resulting from these latter two market risks, is deemed immaterial and no separate quantitative information concerning market rate and price exposure is presented herein. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

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

    The ability to attract a stable, low-cost base of deposits is the Company's primary source of liquidity. Other sources of liquidity available to the Company include short-term borrowings, which consist of federal funds purchased, security repurchase agreements and other short-term borrowing arrangements. The Company's liquidity requirements can also be met through the use of its portfolio of liquid assets. Liquid assets, as defined by the Company, include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for pledging purposes with a maturity in excess of six months, and anticipated near term cash flows from investments.

    Bank policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At December 31, 1997, the Bank's ratio of liquid assets to total deposits was 52.1%. This ratio is well in excess of the Bank's minimum policy guidelines and is slightly higher than the comparable ratio of 47.3% as of December 31, 1996. In addition to monitoring the level of liquid assets relative to total deposits, the Bank also utilizes other policy measures in its liquidity management activities. As of December 31, 1997 and 1996, the Bank was in compliance with all of these policy measures.

    In analyzing the Company's liquidity during 1997, reference is made to the Company's consolidated statement of cash flows for the year ended December 31, 1997 (see "Item 8. Financial Statements and Supplementary Data"). The statement of cash flows includes separate categories for operating, investing and financing activities. Operating activities included net income of $27.7 million for 1997, which was adjusted for certain non-cash items including the provision for loan losses, depreciation, deferred income taxes, and an assortment of other miscellaneous items. Investing activities consisted primarily of both proceeds from and purchases of investment securities, which resulted in a net cash outflow of $382.5 million, and the net change in total loans resulting from loan originations and principal collections, which resulted in a net cash outflow of $323.9 million in 1997. Financing activities reflected the net change in the Company's total deposits, which increased $658.1 million during 1997, and included $4.8 million of cash proceeds received during the year from the issuance of Company common stock. In total, the transactions noted above resulted in a net cash outflow of $6.3 million for 1997 and total cash and cash equivalents, as defined in the Company's consolidated statement of cash flows, of $426.8 million at December 31, 1997.

CAPITAL RESOURCES

    Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. Aside from current earnings, an additional source of new capital for the Company has been the issuance of common stock under the Company's employee benefit plans, including the Company's stock option plans, defined contribution plans and employee stock purchase plan.

    Shareholders' equity was $174.5 million at December 31, 1997, an increase of $39.1 million, or 28.9%, from the $135.4 million balance at December 31, 1996. This increase was due to both 1997 net income of $27.7 million and $11.4 million in net capital generated during 1997 primarily through the Company's employee benefit plans. The Company has not paid a cash dividend on its common stock since 1992, and does not have any material commitments for capital expenditures as of December 31, 1997.

    The table below presents the relationship between the following significant financial ratios:

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
Return on average assets..........................................................       1.3%       1.4%       1.6%
        DIVIDED BY
Average equity as a percentage of average assets..................................       7.1%       7.6%       7.9%
        EQUALS
Return on average equity..........................................................      18.2%      17.9%      19.8%
        TIMES
Earnings retained.................................................................     100.0%     100.0%     100.0%
        EQUALS
Internal capital growth...........................................................      18.2%      17.9%      19.8%

    The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, of risk-weighted assets and certain off-balance sheet items for a well capitalized depository institution.

    The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well capitalized depository institution.

    The Company's and the Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of December 31, 1997, 1996 and 1995. Capital ratios for the Company are set forth below:

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1997       1996       1995
                                                                                       ---------  ---------  ---------
Total risk-based capital ratio.......................................................      11.5%      11.5%      11.9%
Tier 1 risk-based capital ratio......................................................      10.2%      10.2%      10.6%
Tier 1 leverage ratio................................................................       7.1%       7.7%       8.0%

    The Company's total risk-based capital ratio and Tier 1 risk-based capital ratio at the end of 1997 were unchanged from the prior year end, as growth in Tier 1 capital was offset by an increase in total assets. This increase in total assets was largely in lower risk-weighted categories and resulted from the Company's strong deposit growth exceeding its loan growth during 1997. The decrease in the Company's Tier 1 leverage ratio from December 31, 1996 to December 31, 1997 was primarily attributable to an increase in average total assets due to the aforementioned strong growth in deposits during 1997. The decrease in the Company's capital ratios from December 31, 1995 to December 31, 1996 primarily resulted from a significant increase in total assets during 1996 which was attributable to strong deposit growth. See "Item 8. Financial Statements and Supplementary Data--Note 15 to the Consolidated Financial Statements--Regulatory Matters" for the Bank's capital ratios at December 31, 1997 and 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

                                     [LOGO]

The Board of Directors and Shareholders

Silicon Valley Bancshares:

    We have audited the accompanying consolidated balance sheets of Silicon Valley Bancshares and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon Valley Bancshares and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

                                          /s/ KPMG Peat Marwick LLP San Jose,
                                          California

                                          January 15, 1998

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
                                                                                          (DOLLARS IN THOUSANDS)
                                                      ASSETS

Cash and due from banks...............................................................  $    105,059  $    122,836
Federal funds sold and securities purchased under agreement to resell.................       321,773       310,341
Investment securities, at fair value..................................................     1,013,904       625,022
Loans, net of unearned income.........................................................     1,174,645       863,492
Allowance for loan losses.............................................................       (37,700)      (32,700)
                                                                                        ------------  ------------
Net loans.............................................................................     1,136,945       830,792
Premises and equipment................................................................         4,460         4,155
Other real estate owned...............................................................           689         1,948
Accrued interest receivable and other assets..........................................        42,293        29,450
                                                                                        ------------  ------------
Total assets..........................................................................  $  2,625,123  $  1,924,544
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits:
  Noninterest-bearing demand..........................................................  $    788,442  $    599,257
  NOW.................................................................................        21,348         8,443
  Money market........................................................................     1,497,996     1,081,391
  Time................................................................................       124,621        85,213
                                                                                        ------------  ------------
Total deposits........................................................................     2,432,407     1,774,304
Other liabilities.....................................................................        18,235        14,840
                                                                                        ------------  ------------
Total liabilities.....................................................................     2,450,642     1,789,144
                                                                                        ------------  ------------
Shareholders' Equity:
Preferred stock, no par value:
  20,000,000 shares authorized; none outstanding
Common stock, no par value:
  30,000,000 shares authorized; 9,970,237 and 9,329,993 shares outstanding at December
    31, 1997 and 1996, respectively...................................................        83,009        65,968
Retained earnings.....................................................................        94,999        67,321
Net unrealized gain on available-for-sale investments.................................         2,419         2,456
Unearned compensation.................................................................        (5,946)         (345)
                                                                                        ------------  ------------
Total shareholders' equity............................................................       174,481       135,400
                                                                                        ------------  ------------
Total liabilities and shareholders' equity............................................  $  2,625,123  $  1,924,544
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                               (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                                         SHARE AMOUNTS)
Interest income:
  Loans......................................................................  $  106,840  $   87,893  $   79,767
  Investment securities......................................................      41,868      24,074      10,439
  Federal funds sold and securities purchased under agreement to resell......      17,264      13,106      11,041
                                                                               ----------  ----------  ----------
Total interest income........................................................     165,972     125,073     101,247
                                                                               ----------  ----------  ----------
Interest expense:
  Deposits...................................................................      55,148      37,796      27,293
  Other borrowings...........................................................          --           2           2
                                                                               ----------  ----------  ----------
Total interest expense.......................................................      55,148      37,798      27,295
                                                                               ----------  ----------  ----------
Net interest income..........................................................     110,824      87,275      73,952
Provision for loan losses....................................................      10,067      10,426       8,737
                                                                               ----------  ----------  ----------
Net interest income after provision for loan losses..........................     100,757      76,849      65,215
                                                                               ----------  ----------  ----------
Noninterest income:
  Disposition of client warrants.............................................       5,480       5,389       8,205
  Letter of credit and foreign exchange income...............................       4,512       3,423       3,007
  Deposit service charges....................................................       1,772       1,663       1,402
  Investment gains (losses)..................................................          90           1        (768)
  Other......................................................................       1,411       1,133         719
                                                                               ----------  ----------  ----------
Total noninterest income.....................................................      13,265      11,609      12,565
                                                                               ----------  ----------  ----------
Noninterest expense:
  Compensation and benefits..................................................      40,084      31,417      27,161
  Professional services......................................................       6,710       4,987       5,160
  Business development and travel............................................       4,514       2,918       1,982
  Furniture and equipment....................................................       3,620       3,239       3,235
  Net occupancy expense......................................................       3,410       3,095       3,616
  Postage and supplies.......................................................       1,600       1,448       1,191
  Advertising and promotion..................................................       1,448       1,183         613
  Telephone..................................................................       1,444       1,277       1,006
  Cost of other real estate owned............................................          76         398         (12)
  Other......................................................................       3,395       2,720       3,973
                                                                               ----------  ----------  ----------
Total noninterest expense....................................................      66,301      52,682      47,925
                                                                               ----------  ----------  ----------
Income before income tax expense.............................................      47,721      35,776      29,855
Income tax expense...........................................................      20,043      14,310      11,702
                                                                               ----------  ----------  ----------
Net income...................................................................  $   27,678  $   21,466  $   18,153
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Basic earnings per share.....................................................  $     2.86  $     2.33  $     2.08
Diluted earnings per share...................................................  $     2.72  $     2.21  $     1.98
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                             ---------------------------------------------------------------------------
                                                 COMMON STOCK                    UNREALIZED
                                             ---------------------  RETAINED   GAIN (LOSS) ON    UNEARNED
                                               SHARES     AMOUNT    EARNINGS    INVESTMENTS    COMPENSATION     TOTAL
                                             ----------  ---------  ---------  --------------  -------------  ----------
                                                                       (DOLLARS IN THOUSANDS)
Balance at December 31, 1994...............   8,509,194  $  54,068  $  27,702    $   (4,159)     $    (354)   $   77,257
Common stock issued under employee benefit
  plans....................................     454,468      5,289     --            --             --             5,289
Net income.................................      --         --         18,153        --             --            18,153
Net change in unrealized gain (loss) on
  available-for-sale investments...........      --         --         --             3,961         --             3,961
Amortization of unearned compensation......      --         --         --            --                314           314
                                             ----------  ---------  ---------       -------    -------------  ----------
Balance at December 31, 1995...............   8,963,662     59,357     45,855          (198)           (40)      104,974
                                             ----------  ---------  ---------       -------    -------------  ----------
Common stock issued under employee benefit
  plans....................................     366,331      5,776     --            --               (410)        5,366
Income tax benefit from stock options
  exercised and vesting of restricted
  stock....................................      --            835     --            --             --               835
Net income.................................      --         --         21,466        --             --            21,466
Net change in unrealized gain (loss) on
  available-for-sale investments...........      --         --         --             2,654         --             2,654
Amortization of unearned compensation......      --         --         --            --                105           105
                                             ----------  ---------  ---------       -------    -------------  ----------
Balance at December 31, 1996...............   9,329,993     65,968     67,321         2,456           (345)      135,400
                                             ----------  ---------  ---------       -------    -------------  ----------
Common stock issued under employee benefit
  plans....................................     640,244     12,891     --            --             (6,416)        6,475
Income tax benefit from stock options
  exercised and vesting of restricted
  stock....................................      --          4,150     --            --             --             4,150
Net income.................................      --         --         27,678        --             --            27,678
Net change in unrealized gain (loss) on
  available-for-sale investments...........      --         --         --               (37)        --               (37)
Amortization of unearned compensation......      --         --         --            --                815           815
                                             ----------  ---------  ---------       -------    -------------  ----------
Balance at December 31, 1997...............   9,970,237  $  83,009  $  94,999    $    2,419      $  (5,946)   $  174,481
                                             ----------  ---------  ---------       -------    -------------  ----------
                                             ----------  ---------  ---------       -------    -------------  ----------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                            ------------------------------------
                                                                               1997         1996         1995
                                                                            -----------  -----------  ----------
                                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income..............................................................  $    27,678  $    21,466  $   18,153
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses.............................................       10,067       10,426       8,737
    Provision for other real estate owned.................................           --          550          --
    Depreciation and amortization.........................................        1,334        1,183       1,944
    Net (gain) loss on sales of investment securities.....................          (90)          (1)        768
    Net (gain) loss on disposals of premises and equipment................           (4)          --       1,117
    Net gain on sales of other real estate owned..........................          (45)        (416)       (271)
    Deferred income tax benefit...........................................       (1,358)      (2,834)     (3,864)
    Increase in unearned income...........................................        2,351        1,845         159
    Increase in accrued interest receivable...............................       (7,519)      (3,586)       (102)
    Other, net............................................................          969         (576)      1,638
                                                                            -----------  -----------  ----------
Net cash provided by operating activities.................................       33,383       28,057      28,279
                                                                            -----------  -----------  ----------
Cash flows from investing activities:
  Proceeds from maturities and paydowns of investment securities..........    1,149,471    1,000,558     201,291
  Proceeds from sales of investment securities............................      139,451       21,277      33,463
  Purchases of investment securities......................................   (1,671,449)  (1,313,637)   (390,770)
  Net increase in loans...................................................     (323,909)    (136,660)    (40,121)
  Proceeds from recoveries of charged off loans...........................        4,169        2,302       5,921
  Net proceeds from sales of other real estate owned......................        1,304        2,873       2,837
  Purchases of premises and equipment.....................................       (1,691)        (641)     (5,561)
                                                                            -----------  -----------  ----------
Net cash applied to investing activities..................................     (702,654)    (423,928)   (192,940)
                                                                            -----------  -----------  ----------
Cash flows from financing activities:
  Net increase in deposits................................................      658,103      484,244     214,687
  Proceeds from issuance of common stock, net of issuance costs...........        4,823        2,479       2,450
                                                                            -----------  -----------  ----------
Net cash provided by financing activities.................................      662,926      486,723     217,137
                                                                            -----------  -----------  ----------
Net increase (decrease) in cash and cash equivalents......................       (6,345)      90,852      52,476
Cash and cash equivalents at January 1,...................................      433,177      342,325     289,849
                                                                            -----------  -----------  ----------
Cash and cash equivalents at December 31,.................................  $   426,832  $   433,177  $  342,325
                                                                            -----------  -----------  ----------
                                                                            -----------  -----------  ----------
Supplemental disclosures:
  Interest paid...........................................................  $    54,891  $    37,737  $   27,239
  Income taxes paid.......................................................  $    19,772  $    16,775  $   14,677
Non-cash investing activities:
  Transfer of loans to other real estate owned and other foreclosed
    assets................................................................  $     1,169  $        --  $      408
  Transfer of investment securities from held-to-maturity to
    available-for-sale....................................................  $        --  $        --  $    6,196
                                                                            -----------  -----------  ----------
                                                                            -----------  -----------  ----------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of the Company and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 1996 and 1995 consolidated financial statements to conform to the 1997 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

    NATURE OF OPERATIONS

    The Company is a bank holding company whose principal subsidiary is Silicon Valley Bank, a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in California, and additionally has loan offices in Arizona, Colorado, Georgia, Illinois, Maryland, Massachusetts, Oregon, Texas, and Washington. The Bank serves emerging growth and middle-market companies in specific targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

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

    FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $273,000 and $341,000 at December 31, 1997 and 1996, respectively.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

    INVESTMENT SECURITIES

    In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," investment securities are classified as either "available-for-sale," "held-to-maturity" or "trading" upon acquisition.

    Securities that are held to meet investment objectives such as interest rate risk and liquidity management, but which may be sold by the Company as needed to implement Management strategies, are classified as available-for-sale and are accounted for at fair value. Unrealized gains and losses on available-for-sale securities, after applicable taxes, are excluded from earnings and are reported as a separate component of shareholders' equity until realized.

    Securities acquired with the ability and positive intent to hold to maturity are classified as held-to-maturity and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate. Unrealized losses on held-to-maturity securities are realized and charged against earnings when it is determined that an other than temporary decline in value has occurred.

    Securities acquired and held principally for the purpose of sale in the near term are classified as trading and are accounted for at fair value. Unrealized gains and losses resulting from fair value adjustments on trading securities, as well as gains and losses realized upon the sale of investment securities, are included in noninterest income.

    The amortization of premiums and the accretion of discounts are included in interest income over the contractual terms of the underlying investment securities using the interest method or the straight-line method, if not materially different. Gains and losses realized upon the sale of investment securities are computed on the specific identification method.

    LOANS

    Loans are reported at the principal amount outstanding, net of unearned income. Unearned income includes both deferred loan origination and commitment fees and costs. The net amount of unearned income is amortized into loan interest income over the contractual terms of the underlying loans and commitments using the interest method or the straight-line method, if not materially different.

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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

    NONACCRUAL LOANS

    SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" require the Company to measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement.

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

    PREMISES AND EQUIPMENT

    Premises and equipment are reported at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. This time period may range from one to 10 years. The Company had no capitalized lease obligations at December 31, 1997 and 1996.

    OTHER REAL ESTATE OWNED

    Loans secured by real estate are transferred to OREO at the time of foreclosure. OREO is carried on the Company's balance sheet at the lower of the recorded investment in the loan or the fair value of the property foreclosed upon less estimated costs of disposal. Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the fair value of the property less estimated costs of disposal is charged against the allowance for loan losses. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of noninterest expense when incurred.

    FOREIGN EXCHANGE FORWARD CONTRACTS

    The Company enters into foreign exchange forward contracts with customers involved in international trade finance activities, and enters into offsetting foreign exchange forward contracts with correspondent banks to hedge against the risk of fluctuations in foreign currency exchange rates related to the forward contracts entered into with its customers. The notional, or contract, amounts associated with these financial instruments are not recorded as assets or liabilities in the Company's consolidated balance sheets. Fees on these foreign exchange forward contracts are included in noninterest income when the contracts are settled. Cash flows resulting from these financial instruments are classified in the same category as the

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES cash flows resulting from the items being hedged. The Company is an end-user of these derivative financial instruments and does not conduct trading activities for such instruments.

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

    STOCK-BASED COMPENSATION

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. SFAS No. 123 encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is realized as an expense over the service or vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," which is the method currently being used by the Company. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount which must be paid to acquire the stock.

    The Company adopted SFAS No. 123 effective January 1, 1996, but continues to account for employee and director stock-based compensation plans under the intrinsic value accounting methodology prescribed by APB Opinion No. 25. SFAS No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method.

    EARNINGS PER SHARE

    In February 1997, the FASB issued SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and reporting EPS and applies to entities with publicly held common stock or financial instruments that are potentially convertible into publicly held common stock. This statement supersedes APB Opinion No. 15, "Earnings per Share." The presentation of primary EPS, as required by APB Opinion No. 15, is replaced with a presentation of basic EPS, which is defined in SFAS No. 128. In addition, dual presentation of basic EPS and diluted EPS, as defined in SFAS No. 128, is required on the face of the income statement for all entities that have complex capital structures. Disclosure of a reconciliation between basic EPS and diluted EPS is also required.

    Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if financial instruments or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to the fully diluted EPS computation required by APB Opinion No. 15. The Company adopted SFAS No. 128 effective December 31, 1997. See "Note 2

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES to the Consolidated Financial Statements--Earnings Per Share" for the disclosure of the reconciliations between basic EPS and diluted EPS for the years ended December 31, 1997, 1996 and 1995.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for all entities for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income," as defined by SFAS No. 130. The only component of other comprehensive income currently applicable to the Company is the net unrealized gain or loss on available-for-sale investments. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities also report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

2.  EARNINGS PER SHARE

    The following is a reconciliation of basic EPS to diluted EPS for the years ended December 31, 1997, 1996 and 1995:

                                                                                     YEARS ENDED DECEMBER 31, 1997,
                                                                                              1996 AND 1995
                                                                                    ---------------------------------
                                                                                       NET                 PER SHARE
                                                                                     INCOME     SHARES      AMOUNT
                                                                                    ---------  ---------  -----------
                                                                                    (DOLLARS AND SHARES IN THOUSANDS,
                                                                                        EXCEPT PER SHARE AMOUNTS)
1997:
Basic EPS:
Income available to common shareholders...........................................  $  27,678      9,685   $    2.86

Effect of Dilutive Securities:
Stock options and restricted stock................................................     --            484      --
                                                                                    ---------  ---------       -----
Diluted EPS:
Income available to common shareholders plus assumed conversions..................  $  27,678     10,169   $    2.72
                                                                                    ---------  ---------       -----
                                                                                    ---------  ---------       -----
1996:
Basic EPS:
Income available to common shareholders...........................................  $  21,466      9,213   $    2.33

Effect of Dilutive Securities:
Stock options and restricted stock................................................     --            478      --
                                                                                    ---------  ---------       -----
Diluted EPS:
Income available to common shareholders plus assumed conversions..................  $  21,466      9,691   $    2.21
                                                                                    ---------  ---------       -----
                                                                                    ---------  ---------       -----
1995:
Basic EPS:
Income available to common shareholders...........................................  $  18,153      8,747   $    2.08

Effect of Dilutive Securities:
Stock options and restricted stock................................................     --            397      --
                                                                                    ---------  ---------       -----
Diluted EPS:
Income available to common shareholders plus assumed conversions..................  $  18,153      9,144   $    1.98
                                                                                    ---------  ---------       -----
                                                                                    ---------  ---------       -----

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

3.  RESTRICTIONS ON CASH BALANCES

    The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The minimum required reserve amounts were $7.2 million and $46.0 million at December 31, 1997 and 1996, respectively. The decrease in the minimum required reserve amount at the end of 1997, compared to the prior year end, was due to a decrease in the amount of reservable customer deposits. The average required reserve balance totaled $31.5 million in 1997 and $33.6 million in 1996.

4.  SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Securities purchased under agreement to resell outstanding at December 31, 1997 consist of U.S. agencies and corporations discount notes and bonds, bankers' acceptances and commercial paper. The securities underlying the agreement are book-entry securities in the Bank's account at a correspondent bank. Securities purchased under agreement to resell averaged $130.0 million in 1997, and the maximum amount outstanding at any month-end during 1997 was $130.0 million.

5.  INVESTMENT SECURITIES

    All investment securities were classified as available-for-sale at December 31, 1997 and 1996. The Company did not maintain a trading portfolio during 1997 or 1996. The following tables detail the major components of the Company's investment securities portfolio at December 31, 1997 and 1996.

                                                                                DECEMBER 31, 1997
                                                               ----------------------------------------------------
                                                                                GROSS        GROSS
                                                                AMORTIZED    UNREALIZED   UNREALIZED
                                                                   COST         GAINS       LOSSES      FAIR VALUE
                                                               ------------  -----------  -----------  ------------
                                                                              (DOLLARS IN THOUSANDS)
Available-for-sale securities:
U.S. Treasury securities.....................................  $    216,231   $   1,488    $     (34)  $    217,685
U.S. agencies and corporations:
  Discount notes and bonds...................................       461,659         889         (143)       462,405
  Mortgage-backed securities.................................       143,834         666          (63)       144,437
  Collateralized mortgage obligations........................        40,974         101          (24)        41,051
Obligations of states and political subdivisions.............        60,108         380          (52)        60,436
Commercial paper.............................................        41,829          --           --         41,829
Bankers' acceptances.........................................        16,140          --           --         16,140
Other debt securities........................................        24,996          14           (3)        25,007
Other equity securities......................................         4,033         881           --          4,914
                                                               ------------  -----------       -----   ------------
    Total....................................................  $  1,009,804   $   4,419    $    (319)  $  1,013,904
                                                               ------------  -----------       -----   ------------
                                                               ------------  -----------       -----   ------------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                                                                                  DECEMBER 31, 1996
                                                                   ------------------------------------------------
                                                                                  GROSS        GROSS
                                                                   AMORTIZED   UNREALIZED   UNREALIZED
                                                                      COST        GAINS       LOSSES     FAIR VALUE
                                                                   ----------  -----------  -----------  ----------
                                                                                (DOLLARS IN THOUSANDS)
Available-for-sale securities:
U.S. Treasury securities.........................................  $   75,090   $     619    $    (162)  $   75,547
U.S. agencies and corporations:
  Discount notes and bonds.......................................     298,305         909         (726)     298,488
  Collateralized mortgage obligations............................      58,386           1         (349)      58,038
  Mortgage-backed securities.....................................       8,469          --         (301)       8,168
Commercial paper.................................................     143,086          --           --      143,086
Obligations of states and political subdivisions.................      22,528         274          (15)      22,787
Other debt securities............................................      13,000          --           --       13,000
Other equity securities..........................................       1,996       3,912           --        5,908
                                                                   ----------  -----------  -----------  ----------
  Total..........................................................  $  620,860   $   5,715    $  (1,553)  $  625,022
                                                                   ----------  -----------  -----------  ----------
                                                                   ----------  -----------  -----------  ----------

    The amortized cost and fair value of investment securities classified as available-for-sale at December 31, 1997, categorized by remaining contractual maturity, are shown below. Expected remaining maturities of mortgage-backed securities and collateralized mortgage obligations will generally differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Other equity securities were included in the table below as due after ten years.

                                                                                            DECEMBER 31, 1997
                                                                                        --------------------------
                                                                                         AMORTIZED
                                                                                            COST       FAIR VALUE
                                                                                        ------------  ------------
                                                                                          (DOLLARS IN THOUSANDS)

Due in one year or less...............................................................  $    428,784  $    428,739
Due after one year through five years.................................................       370,988       373,380
Due after five years through ten years................................................        49,187        49,423
Due after ten years...................................................................       160,845       162,362
                                                                                        ------------  ------------
  Total...............................................................................  $  1,009,804  $  1,013,904
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    Investment securities with a fair value of $21.7 million and $46.3 million at December 31, 1997 and 1996, respectively, were pledged to secure certain public deposits and a line of credit at the Federal Reserve Bank of San Francisco discount window.

    Sales of available-for-sale investment securities resulted in the Company realizing gross gains of $162,000, $1,000 and $6,000, and gross losses of $72,000, $200 and $774,000 in 1997, 1996 and 1995, respectively.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

6.  LOANS AND THE ALLOWANCE FOR LOAN LOSSES

    The detailed composition of loans, net of unearned income of $8.0 million and $5.7 million at December 31, 1997 and 1996, respectively, is presented in the following table:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                              1997         1996
                                                                                          ------------  ----------
                                                                                           (DOLLARS IN THOUSANDS)
Commercial..............................................................................  $  1,051,218  $  755,699
Real estate construction................................................................        53,583      27,540
Real estate term........................................................................        33,395      44,475
Consumer and other......................................................................        36,449      35,778
                                                                                          ------------  ----------
Total loans.............................................................................  $  1,174,645  $  863,492
                                                                                          ------------  ----------
                                                                                          ------------  ----------

    The Company's loan classifications for financial reporting purposes differ from those for regulatory reporting purposes. Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Loans are classified for regulatory reporting purposes based upon the type of collateral securing the loans.

    A substantial percentage of the Company's loans are commercial in nature, and such loans are generally made to emerging growth and middle-market companies in a variety of industries. As of December 31, 1997, no particular industry sector (as identified by Standard Industrial Codes) represented more than 10.0% of the Company's loan portfolio.

    The activity in the allowance for loan losses is summarized below:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
Balance at January 1,............................................................  $  32,700  $  29,700  $  20,000
Provision for loan losses........................................................     10,067     10,426      8,737
Loans charged off................................................................     (9,236)    (9,728)    (4,958)
Recoveries.......................................................................      4,169      2,302      5,921
                                                                                   ---------  ---------  ---------
Balance at December 31,..........................................................  $  37,700  $  32,700  $  29,700
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $24.5 million and $14.6 million at December 31, 1997 and 1996, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $15.9 million at December 31, 1997 and $5.2 million at December 31, 1996. Average impaired loans for 1997 and 1996 totaled $19.7 million and $22.9 million, respectively. If these loans had not been impaired, $1.1 million and $1.6 million in interest income would have been realized during the years ended December 31, 1997 and 1996, respectively. The Company realized no interest income on such impaired loans during 1997 or 1996.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

7.  PREMISES AND EQUIPMENT

    Premises and equipment consist of the following:

                                                                                                DECEMBER 31,
                                                                                            --------------------
                                                                                              1997       1996
                                                                                            ---------  ---------
                                                                                                (DOLLARS IN
                                                                                                 THOUSANDS)
Cost:
  Furniture and equipment.................................................................  $   5,549  $   4,205
  Leasehold improvements..................................................................      3,352      3,066
                                                                                            ---------  ---------
Total cost................................................................................      8,901      7,271
Accumulated depreciation and amortization.................................................     (4,441)    (3,116)
                                                                                            ---------  ---------
Premises and equipment--net...............................................................  $   4,460  $   4,155
                                                                                            ---------  ---------
                                                                                            ---------  ---------

    The Company is obligated under a number of noncancelable operating leases for premises which expire at various dates through May 2005, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases:

                                                                                         YEARS ENDING DECEMBER 31,
                                                                                         -------------------------
                                                                                          (DOLLARS IN THOUSANDS)
1998...................................................................................         $     2,873
1999...................................................................................               3,153
2000...................................................................................               2,996
2001...................................................................................               2,812
2002...................................................................................               2,617
After 2002.............................................................................               5,799
                                                                                                    -------
Total..................................................................................         $    20,250
                                                                                                    -------
                                                                                                    -------

    Rent expense for premises leased under operating leases totaled $2.0 million, $1.9 million and $2.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

8.  DEPOSITS

    The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $110.4 million and $75.0 million at December 31, 1997 and 1996, respectively. At December 31, 1997, all time deposit accounts exceeding $100,000 were scheduled to mature within one year.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

9.  INCOME TAXES

    The components of the Company's provision for income taxes consist of the following:

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
Current provision:
  Federal........................................................................  $  16,287  $  12,425  $  12,137
  State..........................................................................      5,114      4,719      3,429
Deferred benefit:
  Federal........................................................................     (1,328)    (1,770)    (3,383)
  State..........................................................................        (30)    (1,064)      (481)
                                                                                   ---------  ---------  ---------
Income tax expense...............................................................  $  20,043  $  14,310  $  11,702
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is shown below.

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1997       1996       1995
                                                                                           ---------  ---------  ---------
Federal statutory income tax rate........................................................       35.0%      35.0%      35.0%
State income taxes, net of the federal tax effect........................................        6.9        6.6        6.4
Tax-exempt interest income...............................................................       (1.1)      (0.4)      (0.5)
Other--net...............................................................................        1.2       (1.2)      (1.7)
                                                                                           ---------  ---------  ---------
Effective income tax rate................................................................       42.0%      40.0%      39.2%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

    Deferred tax assets (liabilities) consist of the following:

                                                                                           YEARS ENDED DECEMBER
                                                                                                   31,
                                                                                           --------------------
                                                                                             1997       1996
                                                                                           ---------  ---------
                                                                                               (DOLLARS IN
                                                                                                THOUSANDS)
Deferred tax assets:
  Allowance for loan losses..............................................................  $  14,813  $  12,955
  Other reserves not currently deductible................................................      2,812      3,158
  State income taxes.....................................................................      1,450      1,608
  Depreciation and amortization..........................................................        985        768
                                                                                           ---------  ---------
Gross deferred tax assets................................................................     20,060     18,489

Deferred tax liabilities:
  Other deferred tax liabilities.........................................................       (306)       (93)
  Net unrealized gain on available-for-sale investments..................................     (1,681)    (1,706)
                                                                                           ---------  ---------
Gross deferred tax liabilities...........................................................     (1,987)    (1,799)
                                                                                           ---------  ---------
Net deferred tax assets..................................................................  $  18,073  $  16,690
                                                                                           ---------  ---------
                                                                                           ---------  ---------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

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

10.  EMPLOYEE BENEFIT PLANS

    The Silicon Valley Bank 401(k) and Employee Stock Ownership Plan (the "plan") is a combined 401(k) tax-deferred savings plan and employee stock ownership plan (ESOP) in which all employees of the Company are eligible to participate.

    Employees participating in the 401(k) component of the plan may elect to have a portion of their salary deferred and contributed to the plan. The amount of salary deferred is not subject to federal or state income taxes at the time of deferral. The Company matches up to $1,000 of an employee's contributions in any plan year, with the Company's matching contribution vesting in equal annual increments over five years. The Company's matching 401(k) contributions totaled $0.4 million in 1997 and $0.3 million in both 1996 and 1995.

    In March 1996, the Company established the Silicon Valley Bank Money Purchase Pension Plan (the "MPP Plan"), effective January 1, 1995, for the guaranteed 5.0% quarterly contributions formerly made to the ESOP prior to 1995. All individuals that are employed by the Company on the first and last day of a fiscal quarter are eligible for quarterly MPP Plan contributions. On a quarterly basis, the Company contributes cash in an amount equal to 5.0% of an eligible employee's quarterly base salary, less Internal Revenue Code (IRC) Section 401(k) and Section 125 deferrals. The MPP Plan contributions vest in equal annual increments over five years. The Company's contributions to the MPP Plan totaled $0.9 million in 1997 and $0.8 million in both 1996 and 1995.

    Discretionary ESOP contributions, based on the Company's net income, are made by the Company to all eligible individuals employed by the Company on the last day of the fiscal year. The Company may elect to contribute cash, or the Company's common stock, in an amount not exceeding 10.0% of the eligible employee's base salary earned in the fiscal year, less IRC Section 401(k) and
Section 125 deferrals. The ESOP contributions vest in equal annual increments over five years. The Company's contributions to the ESOP totaled $1.7 million, $1.4 million and $1.5 million for 1997, 1996 and 1995, respectively. At December 31, 1997, the ESOP owned 437,931 equivalent shares of the Company's common stock. All shares held by the ESOP are treated as outstanding shares in both the Company's basic and diluted earnings per share computations.

    The Company maintains an employee stock purchase plan (ESPP) under which participating employees may annually contribute up to 10.0% of their gross compensation to purchase shares of the Company's common stock at 85.0% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees of the Company are eligible to participate in the ESPP. The ESPP is noncompensatory to the employees and results in no expense to the Company. For the first six-month offering period of 1997, 20,908 shares of the Company's common stock were issued under the ESPP at $27.41 per share, while 15,137 shares of the Company's common stock were issued at $38.46 per share for the second six-month offering period of 1997. At December 31, 1997, 94,769 shares of the Company's common stock were reserved for future issuance under the ESPP.

    In April 1997, the Company's shareholders approved the 1997 Equity Incentive Plan (the "1997 Plan"). The 1997 Plan, along with the Company's 1983 and 1989 stock option plans, provides for the

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES granting of incentive and non-qualified stock options which entitle directors, employees and certain other parties to purchase shares of the Company's common stock at a price not less than 100% and 85% of the fair market value of the common stock on the date the option is granted for incentive and non-qualified stock options, respectively. Options may vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant. The following table provides stock option information related to the 1983 and 1989 stock option plans and the 1997 Plan:

                                                    1997                     1996                     1995
                                           -----------------------  -----------------------  -----------------------
                                                        WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                         AVERAGE                  AVERAGE                  AVERAGE
                                                        EXERCISE                 EXERCISE                 EXERCISE
                                             SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                           ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at January 1,................   1,034,355   $   12.50    1,116,202   $   10.29      996,001   $    8.15
  Granted................................     414,000       34.16      143,477       24.56      372,093       14.39
  Exercised..............................    (459,356)       8.65     (215,239)       9.07     (222,811)       7.48
  Forfeited..............................     (36,445)      23.72      (10,085)      12.44      (29,081)      10.41
                                           ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at December 31,..............     952,554   $   23.35    1,034,355   $   12.50    1,116,202   $   10.29
                                           ----------  -----------  ----------  -----------  ----------  -----------
                                           ----------  -----------  ----------  -----------  ----------  -----------
Exercisable at December 31,..............     420,959   $   16.13      666,096   $   11.14      580,358   $    8.05
                                           ----------  -----------  ----------  -----------  ----------  -----------
                                           ----------  -----------  ----------  -----------  ----------  -----------

    The following table summarizes information about stock options outstanding as of December 31, 1997:

                                                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                 ---------------------------------------------  ------------------------
                                                               WEIGHTED- AVERAGE    WEIGHTED-                 WEIGHTED-
                                                                   REMAINING         AVERAGE                   AVERAGE
  RANGES OF                                        NUMBER     CONTRACTUAL LIFE IN   EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES                                  OUTSTANDING         YEARS            PRICE     EXERCISABLE     PRICE
-----------------------------------------------  -----------  -------------------  -----------  -----------  -----------
$ 5.62 - $ 9.50................................      92,041             0.46        $    8.72       92,041    $    8.72
  9.88 -  12.75................................      66,486             1.18            10.22       66,486        10.22
 13.63 -  13.63................................     134,150             2.06            13.63       77,885        13.63
 14.13 -  23.00................................     131,400             2.85            15.98       51,210        15.49
 24.25 -  31.25................................     129,977             3.39            24.69      110,837        24.47
 33.00 -  33.00................................     358,000             9.02            33.00       22,500        33.00
 38.50 -  55.38................................      40,500             8.53            44.62           --           --
                                                 -----------             ---       -----------  -----------  -----------
$ 5.62 - $55.38................................     952,554             5.03        $   23.35      420,959    $   16.13
                                                 -----------             ---       -----------  -----------  -----------
                                                 -----------             ---       -----------  -----------  -----------

    At December 31, 1997, options for 421,200 and 14,691 shares were available for future grant under the Company's 1997 Plan and 1989 stock option plan, respectively. There were no shares available for future grant under the Company's 1983 stock option plan.

    The Company's 1989 stock option plan and 1997 Plan also provide for the granting of shares of the Company's common stock to directors, employees and certain other parties. Shares granted to employees under these plans may be subject to certain vesting requirements and resale restrictions (restricted stock). For restricted stock, unearned compensation equivalent to the market value of the Company's common stock on the date of grant is charged to shareholders' equity and amortized into noninterest expense over the vesting term. In 1997, 110,300 shares of restricted stock were issued to employees at a weighted-average fair value of $55.91 per share. In 1996, 17,500 shares of restricted stock were issued to employees

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES at a weighted-average fair value of $23.46 per share. There were no restricted stock grants in 1995. At December 31, 1997, there were 133,134 shares of restricted stock outstanding, and the vesting of these shares occurs at various periods through the year 2001.

    The Company recognized $0.8 million, $0.1 million and $0.5 million in employee stock-based compensation costs resulting from the amortization of unearned compensation related to restricted stock, stock options and other miscellaneous employee stock awards during 1997, 1996 and 1995, respectively.

    The Company adopted SFAS No. 123 effective January 1, 1996, but continues to account for employee and director stock-based compensation plans under the intrinsic value accounting methodology prescribed by APB Opinion No. 25. SFAS No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. Accordingly, no compensation cost has been recognized for the Company's stock option awards to employees and directors and for shares issued under the ESPP to employees in 1997, 1996 and 1995. The weighted-average fair values of options granted to employees, directors and certain other parties were $16.32, $10.83 and $6.70 per share in 1997, 1996 and 1995, respectively. Had compensation cost related to both the Company's stock option awards to employees and directors and to the ESPP been determined under the fair value method prescribed under SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share would have been the pro forma amounts indicated below.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS,
                                                                                      EXCEPT PER SHARE AMOUNTS)
Net income:
  As reported....................................................................  $  27,678  $  21,466  $  18,153
  Pro forma (1)..................................................................     24,892     20,465     17,189

Basic earnings per share:
  As reported....................................................................  $    2.86  $    2.33  $    2.08
  Pro forma (1)..................................................................       2.57       2.22       1.97

Diluted earnings per share:
  As reported....................................................................  $    2.72  $    2.21  $    1.98
  Pro forma (1)..................................................................       2.47       2.12       1.90

------------------------

    (1) The pro forma amounts noted above only reflect the effects of stock-based compensation grants made after 1994. Because stock options are granted each year and vest over various periods, these pro forma amounts may not reflect the full effect of applying the fair value method established by SFAS No. 123 that would be expected if all outstanding stock option grants were accounted for under this method.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

    The fair value of the stock option grants in 1997, 1996 and 1995 used in determining the pro forma net income and the basic and diluted earnings per share amounts indicated above were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1997       1996       1995
                                                                                           ---------  ---------  ---------
Dividend yield...........................................................................      --%           --%        --%
Expected life of options in years........................................................        5          4          4
Expected volatility of the Company's underlying common stock.............................       44.69%      47.53%      51.08%
Expected risk-free interest rate.........................................................        6.29%       6.05%       6.29%

    The expected volatility of the Company's underlying common stock and the expected risk-free interest rate were calculated using a term commensurate with the expected life of the options.

    Compensation expense related to the ESPP in 1997, 1996 and 1995, used in determining the pro forma net income and basic and diluted earnings per share amounts indicated above, was equal to the difference between the fair value of the Company's common stock when issued under the ESPP and the actual price paid by employees to acquire the common stock.

11.  RELATED PARTIES

    In December 1997, Silicon Valley Bancshares (parent company) loaned $250,000 to an officer of the Company to purchase a primary residence in Northern California in connection with a relocation agreement. The loan is interest-free, is secured by a second deed of trust on the aforementioned residence and is payable in five annual installments of $50,000 beginning in December 1998. In January 1998, Silicon Valley Bancshares also loaned the same officer $600,000 as part of the same relocation agreement. This second loan is interest-free, is secured by a second deed of trust on the aforementioned residence and is due in full in December 2002. The Company had no other loans outstanding to related parties during 1997. In a separate agreement, the Bank awarded the same officer a $250,000 bonus, payable in five annual installments of $50,000 beginning in December 1998.

    The Silicon Valley Bank Foundation (the "Foundation") was established by the Company in 1995 to maintain good corporate citizenship in its communities. The Foundation is funded entirely by the Company, and received contributions from the Company totaling $0.1 million in 1997, 1996 and 1995.

12.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

    COMMITMENTS TO EXTEND CREDIT

    A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the customer upon the Company issuing the commitment. As of December 31, 1997 and 1996, the Company had $426.1 million

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES and $392.2 million of unused loan commitments available to customers, of which $86.4 million and $80.2 million had a fixed interest rate, respectively. The Company's exposure arising from interest rate risk associated with fixed rate loan commitments is not considered material. Commitments which are unavailable for funding due to customers not meeting all collateral, compliance and financial covenants required under loan commitment agreements totaled $1.4 billion and $952.5 million at December 31, 1997 and 1996, respectively. The Company's potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. The Company uses the same credit approval and monitoring process in extending loan commitments as it does in making loans. The actual liquidity needs or the credit risk that the Company has experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. The Company evaluates each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in Management's evaluation of the adequacy of the allowance for loan losses.

    COMMERCIAL AND STANDBY LETTERS OF CREDIT

    Commercial and standby letters of credit represent conditional commitments issued by the Company on behalf of a customer to guarantee the performance of the customer to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by customers and are typically short-term in nature. Standby letters of credit are typically issued as a credit enhancement for clients' contractual obligations to third parties such as landlords. Letters of credit have fixed expiration dates and generally require a fee paid by the customer upon the Company issuing the commitment. Fees generated from these letters of credit are recognized in noninterest income over the commitment period. At December 31, 1997 and 1996, commercial and standby letters of credit totaled a combined $112.9 million and $81.1 million, respectively.

    The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to customers, and accordingly, the Company uses a credit evaluation process and collateral requirements similar to those for loan commitments. The actual liquidity needs or the credit risk that the Company has experienced have historically been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

    FOREIGN EXCHANGE FORWARD CONTRACTS

    The Company enters into foreign exchange forward contracts with customers involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the customer need. The Company enters into offsetting foreign exchange forward contracts with correspondent banks to hedge against the risk of fluctuations in foreign currency exchange rates related to the foreign exchange forward contracts entered into with its customers. These contracts are short-term in nature, typically expiring in less than 90 days. At December 31, 1997 and 1996, the notional amounts of these contracts totaled $28.2 million and $28.7 million, respectively. Credit exposure for foreign exchange forward contracts is equal to the gross unrealized gains in such contracts. Total gross unrealized gains on these contracts with both customers and correspondent banks amounted to $0.3 million at December 31, 1997 and $0.9 million at December 31, 1996. The Company has incurred no losses from counterparty nonperformance and anticipates performance by all counterparties to such foreign exchange forward contracts.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans: The fair value of performing fixed and variable rate loans is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans with similar credit ratings and for the same remaining maturities. Nonperforming fixed and variable rate loans and loans classified as special mention, substandard or doubtful are valued by discounting estimated cash flows at the effective interest rates on the loans, and using assumptions as to the expected timing and extent of principal recovery with no recovery assumed for contractual interest owed.

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

Off-balance sheet financial instruments: The Company has not estimated the fair value of off-balance sheet commitments to extend credit, commercial letters of credit and standby letters of credit. Because of the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES upon, coupled with the lack of an established market for these financial instruments, Management does not believe it is meaningful or practicable to provide an estimate of fair value.

    The fair value of foreign exchange forward contracts is based on the estimated amounts the Company would receive or pay to terminate the contracts at the reporting date (i.e., mark-to-market value).

Limitations: The information presented herein is based on pertinent information available to the Company as of December 31, 1997 and 1996, respectively. Although Management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year end and the estimated fair values of these financial instruments may have changed significantly since that point in time.

    The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are presented below. Bracketed amounts in the estimated fair value columns represent estimated cash outflows required to settle the obligations at market rates as of the respective reporting dates.

                                                                                DECEMBER 31,
                                                           ------------------------------------------------------
                                                                      1997                        1996
                                                           --------------------------  --------------------------
                                                             CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                                              AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                           ------------  ------------  ------------  ------------
                                                                           (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and due from banks................................  $    105,059  $    105,059  $    122,836  $    122,836
  Federal funds sold and securities purchased under
    agreement to resell..................................       321,773       321,773       310,341       310,341
  Investment securities, at fair value...................     1,013,904     1,013,904       625,022       625,022
  Net loans..............................................     1,136,945     1,151,273       830,792       836,074

Financial Liabilities:
  Noninterest-bearing demand deposits....................       788,442       788,442       599,257       599,257
  NOW deposits...........................................        21,348        21,348         8,443         8,443
  Money market deposits..................................     1,497,996     1,497,996     1,081,391     1,081,391
  Time deposits..........................................       124,621       124,922        85,213        85,282

Off-Balance Sheet Financial Instruments:
  Foreign exchange forward contracts--receive............            --        13,798            --        13,445
  Foreign exchange forward contracts--pay................            --       (13,798)           --       (13,445)

14.  LEGAL MATTERS

    Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company and/or the Bank. Based upon information available to the Company, its review of such claims to date and consultation with its legal counsel, Management believes the liability relating to these actions, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

15.  REGULATORY MATTERS

    The Bank is subject to certain restrictions on the amount of dividends that it may declare without the prior approval of the Federal Reserve Board and the California Department of Financial Institutions. At December 31, 1997, approximately $56.0 million of the Bank's retained earnings were available for dividend declaration to the Company without prior regulatory approval.

    The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Failure to meet minimum capital requirements can initiate certain mandatory and possibly

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES additional discretionary actions by regulators that, if undertaken, could have a material impact on the Company's and/or the Bank's financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's balance sheet items, as well as certain off-balance sheet items, as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, of risk-weighted assets and certain off-balance sheet items for a well capitalized depository institution.

    The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well capitalized depository institution.

    Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 1997, the most recent notifications from the Federal Reserve Board categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.

    The following table presents the capital ratios for the Company and the Bank, compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 1997 and 1996:

                                                                                                             MINIMUM
                                                                     ACTUAL       ACTUAL                     CAPITAL
                                                                      RATIO       AMOUNT    MINIMUM RATIO  REQUIREMENT
                                                                   -----------  ----------  -------------  ------------
                                                                                  (DOLLARS IN THOUSANDS)
As of December 31, 1997:
Total risk-based capital ratio
  Company........................................................        11.5%  $  193,256          8.0%    $  134,325
  Bank...........................................................        10.8%  $  181,472          8.0%    $  134,056
Tier 1 risk-based capital ratio
  Company........................................................        10.2%  $  172,061          4.0%    $   67,163
  Bank...........................................................         9.6%  $  160,319          4.0%    $   67,028
Tier 1 leverage ratio
  Company........................................................         7.1%  $  172,061          4.0%    $   97,411
  Bank...........................................................         6.6%  $  160,319          4.0%    $   97,107
As of December 31, 1996:
Total risk-based capital ratio
  Company........................................................        11.5%  $  149,408          8.0%    $  104,074
  Bank...........................................................        10.8%  $  140,308          8.0%    $  103,601
Tier 1 risk-based capital ratio
  Company........................................................        10.2%  $  132,944          4.0%    $   52,037
  Bank...........................................................         9.6%  $  123,916          4.0%    $   51,801
Tier 1 leverage ratio
  Company........................................................         7.7%  $  132,944          4.0%    $   69,151
  Bank...........................................................         7.2%  $  123,916          4.0%    $   68,814

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

16.  REVOLVING LINE OF CREDIT

    In January 1997, the Bank established a $30.0 million revolving line of credit with another financial institution to further support any short-term liquidity needs of the Bank. The revolving line of credit is unsecured, is subject to certain covenants and bears interest on outstanding principal equal to the issuing financial institution's prime rate. The revolving line of credit expires on March 31, 1998, and the Bank had no borrowings under this credit facility during 1997. Management believes that, as of December 31, 1997, the Bank is in compliance with all covenants related to this revolving line of credit.

17.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

    The condensed balance sheets of Silicon Valley Bancshares (parent company only) at December 31, 1997 and 1996, and the related condensed income statements and condensed statements of cash flows for the years ended December 31, 1997, 1996 and 1995 are presented below. Certain reclassifications have been made to the parent company's 1996 and 1995 financial information to conform to the 1997 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

                            CONDENSED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                            (DOLLARS IN THOUSANDS)
Assets:
  Cash on deposit with subsidiary bank....................................................  $    8,584  $    4,225
  Investment securities, at fair value....................................................       3,433       9,538
  Loan to related party...................................................................         250          --
  Other assets............................................................................         516         212
  Investment in subsidiary bank...........................................................     162,218     124,064
                                                                                            ----------  ----------
Total assets..............................................................................  $  175,001  $  138,039
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Liabilities...............................................................................  $      520  $    2,639
Shareholders' equity......................................................................     174,481     135,400
                                                                                            ----------  ----------
Total liabilities and shareholders' equity................................................  $  175,001  $  138,039
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                          CONDENSED INCOME STATEMENTS

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                       (DOLLARS IN THOUSANDS)
Interest income..................................................................  $     630  $     345  $      99
Income from the disposition of client warrants...................................      5,480      5,389      8,205
General and administrative expenses..............................................       (229)      (175)       (86)
Income tax expense...............................................................     (2,470)    (2,364)    (3,497)
                                                                                   ---------  ---------  ---------
Income before equity in net income of subsidiary bank............................      3,411      3,195      4,721
Equity in net income of subsidiary bank..........................................     24,267     18,271     13,432
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $  27,678  $  21,466  $  18,153
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
                                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income..................................................................  $   27,678  $   21,466  $   18,153
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in net income of subsidiary bank...................................     (24,267)    (18,271)    (13,432)
    Increase in other assets..................................................        (304)       (196)        (16)
    Increase (decrease) in liabilities........................................        (876)        924         217
    Other, net................................................................          14          27          16
                                                                                ----------  ----------  ----------
Net cash provided by operating activities.....................................       2,245       3,950       4,938
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Net (increase) decrease in investment securities............................       3,074      (5,626)         --
  Net increase in loan to related party.......................................        (250)         --          --
  Investment in subsidiary bank...............................................      (7,115)     (2,956)     (5,720)
                                                                                ----------  ----------  ----------
Net cash applied to investing activities......................................      (4,291)     (8,582)     (5,720)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance costs...............       6,405       4,298       4,267
                                                                                ----------  ----------  ----------
Net cash provided by financing activities.....................................       6,405       4,298       4,267
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash...............................................       4,359        (334)      3,485
Cash on deposit with subsidiary bank at January 1,............................       4,225       4,559       1,074
                                                                                ----------  ----------  ----------
Cash on deposit with subsidiary bank at December 31,..........................  $    8,584  $    4,225  $    4,559
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

18.  UNAUDITED QUARTERLY FINANCIAL DATA

                                                            1997                                         1996
                                     --------------------------------------------------  -------------------------------------
                                        FIRST       SECOND        THIRD       FOURTH        FIRST       SECOND        THIRD
                                       QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net interest income................   $  23,857    $  27,082    $  29,054    $  30,831    $  20,273    $  20,866    $  22,942
Provision for loan losses..........       3,348        2,618        1,716        2,385        1,523        2,065        2,962
Noninterest income.................       4,830        2,977        2,806        2,652        1,833        3,554        2,013
Noninterest expense................      14,667       15,754       17,618       18,262       12,788       12,960       13,207
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
Income before income taxes.........      10,672       11,687       12,526       12,836        7,795        9,395        8,786
Income tax expense.................       4,482        4,908        5,261        5,392        3,118        3,758        3,514
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net income.........................   $   6,190    $   6,779    $   7,265    $   7,444    $   4,677    $   5,637    $   5,272
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
Basic earnings per share...........   $    0.65    $    0.71    $    0.75    $    0.75    $    0.51    $    0.61    $    0.57
Diluted earnings per share.........   $    0.62    $    0.67    $    0.71    $    0.72    $    0.49    $    0.58    $    0.54
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------


                                       FOURTH
                                       QUARTER
                                     -----------

Net interest income................   $  23,194
Provision for loan losses..........       3,876
Noninterest income.................       4,209
Noninterest expense................      13,727
                                     -----------
Income before income taxes.........       9,800
Income tax expense.................       3,920
                                     -----------
Net income.........................   $   5,880
                                     -----------
                                     -----------
Basic earnings per share...........   $    0.64
Diluted earnings per share.........   $    0.60
                                     -----------
                                     -----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the sections titled "Proposal No. 1--Election of Directors," "Information on Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information set forth under the sections titled "Information on Executive Officers," "Report of the Executive Committee of the Board on Executive Compensation," "Table 1--Summary Compensation Table," "Table 2--Option Grants in Last Fiscal Year," "Table 3--Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Termination Arrangements," "Return to Shareholders Performance Graph," and "Director Compensation" contained in the definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the sections titled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Principal Shareholders" contained in the definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the section titled "Certain Relationships and Related Transactions" in the definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

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

(a) 3.

    Exhibits are listed in the Index to Exhibits beginning on page 70 of this report.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SILICON VALLEY BANCSHARES

                                By:               /s/ JOHN C. DEAN
                                     -----------------------------------------
                                                    John C. Dean
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: March 13, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ DANIEL J. KELLEHER
------------------------------  Chairman of the Board of      March 13, 1998
      Daniel J. Kelleher          Directors and Director

                                President, Chief Executive
       /s/ JOHN C. DEAN           Officer and Director
------------------------------    (Principal Executive        March 13, 1998
         John C. Dean             Officer)

                                Executive Vice President,
       /s/ SCOTT H. RAY           Chief Financial Officer
------------------------------    (Principal Financial        March 13, 1998
         Scott H. Ray             Officer)

   /s/ CHRISTOPHER T. LUTES     Senior Vice President,
------------------------------    Controller (Principal       March 13, 1998
     Christopher T. Lutes         Accounting Officer)

       /s/ GARY K. BARR
------------------------------  Director                      March 13, 1998
         Gary K. Barr

   /s/ JAMES F. BURNS, JR.
------------------------------  Director                      March 13, 1998
     James F. Burns, Jr.

      /s/ DAVID DEWILDE
------------------------------  Director                      March 13, 1998
        David deWilde

 /s/ CLARENCE J. FERRARI, JR.
------------------------------  Director                      March 13, 1998
   Clarence J. Ferrari, Jr.

       /s/ HENRY M. GAY
------------------------------  Director                      March 13, 1998
         Henry M. Gay

     /s/ JAMES R. PORTER
------------------------------  Director                      March 13, 1998
       James R. Porter

      /s/ MICHAEL ROSTER
------------------------------  Director                      March 13, 1998
        Michael Roster

       /s/ ANN R. WELLS
------------------------------  Director                      March 13, 1998
         Ann R. Wells

                               INDEX TO EXHIBITS

  EXHIBIT                                                                                             SEQUENTIALLY
    NO.                                           DESCRIPTION                                         NUMBERED PAGE
------------  ------------------------------------------------------------------------------------  -----------------
    3.1       Articles of Incorporation of the Company, as amended(2)                                      --

    3.2       Bylaws of the Company, amendment and restatement effective as of August 21, 1997(13)         --

    4.1       Article Three of Articles of Incorporation (included in Exhibit 3.1)(2)                      --

   10.3       Employment Agreement between Silicon Valley Bancshares and John C. Dean(5)                   --

   10.7       Lease Agreement between Silicon Valley Bancshares and Almaden Tower Partners, a
                California general partnership; Ten Almaden Blvd., San Jose, California 95113(3)           --

   10.9       Lease Agreement between Silicon Valley Bank and Palo Alto Square; Two Palo Alto
                Square, Palo Alto, California 94306(1)                                                     --

   10.9(a)    Second amendment to lease outlined in Exhibit 10.9(5)                                        --

   10.10      Lease Agreement between Silicon Valley Bank and Sharon Land Company; 3000 Sand Hill
                Road, Menlo Park, California 94025(2)                                                      --

   10.10(a)   First amendment to lease outlined in Exhibit 10.10(6)                                        --

   10.10(b)   Second amendment to lease outlined in Exhibit 10.10(6)                                       --

   10.15      Lease Agreement between Silicon Valley Bank and Ms. Anita McGill; 11000 S.W. Stratus
                Avenue, Suite 170, Beaverton, Oregon 97005(4)                                              --

   10.16      Lease Agreement between Silicon Valley Bank and Westwood Company-Palo Alto, a
                California Limited Partnership; 1731 Embarcadero Road, Palo Alto, California
                94303(5)                                                                                   --

   10.17      Lease Agreement between Silicon Valley Bank and WRC Properties, Inc.; 3003 Tasman
                Drive, Santa Clara, CA 95054(6)                                                            --

   10.17(a)   First amendment to lease outlined in Exhibit 10.17(12)                                       --

   10.18      Lease Agreement between Silicon Valley Bank and Da Rosa Family Trust, Jose G. Da
                Rosa, Trustee, and Sorrento Mesa Trust, Mary Alice Gonsalves, Trustee, dba Balboa
                Travel Plaza; 5414 Oberlin Drive, San Diego, California, County of San Diego(6)            --

   10.24      Lease Agreement between Norman B. Leventhal and Edwin N. Sidman, Trustees and
                Silicon Valley Bank; 40 William Street, Wellesley, Massachusetts 02181(8)                  --

   10.28      Amendment and Restatement of the Silicon Valley Bancshares 1989 Stock Option
                Plan(10)                                                                                   --

   10.29      Silicon Valley Bank Money Purchase Pension Plan(10)                                          --

   10.30      Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan(10)         --

   10.31      Amendment and Restatement of the Silicon Valley Bank 401(k) and Employee Stock
                Ownership Plan(10)                                                                         --

   10.32      Executive Change in Control Severance Benefits Agreement(11)                                 --

                               INDEX TO EXHIBITS

  EXHIBIT                                                                                             SEQUENTIALLY
    NO.                                           DESCRIPTION                                         NUMBERED PAGE
------------  ------------------------------------------------------------------------------------  -----------------
   10.33      Change in Control Severance Policy For Non-executives(11)                                    --

   10.34      Silicon Valley Bancshares 1997 Equity Incentive Plan(12)                                     --

   10.35      Silicon Valley Bancshares 1988 Employee Stock Purchase Plan Effective June 22, 1988,
                revised October 17, 1997(13)                                                               --

   10.36      Relocation Agreement between Silicon Valley Bancshares and Kenneth P. and Ruth
                Wilcox, as of December 18, 1997...................................................             73

   10.37      Bonus Agreement between Silicon Valley Bank and Kenneth P. Wilcox, as of December
                18, 1997..........................................................................             76

   11.1       Calculation of Earnings per Share...................................................             77

   21.1       Subsidiaries of Silicon Valley Bancshares...........................................             78

   23.1       Independent Auditors' Consent.......................................................             79

   27.1       Financial Data Schedule.............................................................             80

                               INDEX TO EXHIBITS

 (1) Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1987.

 (2) Incorporated by reference to Exhibits 3.1, 4.1 and 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

 (3) Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

 (4) Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

 (5) Incorporated by reference to Exhibits 10.3, 10.9(a) and 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

 (6) Incorporated by reference to Exhibits 10.10(a), 10.10(b), 10.17, and 10.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 (7) Incorporated by reference to Exhibits 10.19, 10.20, 10.21, and 10.22 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

 (8) Incorporated by reference to Exhibits 10.24, 10.25, 10.26, and 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

 (9) Incorporated by reference to Exhibits 99.1 and 99.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

 (10) Incorporated by reference to Exhibits 10.28, 10.29, 10.30, and 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

 (11) Incorporated by reference to Exhibits 10.32 and 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (12) Incorporated by reference to Exhibits 10.17(a) and 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 (13) Incorporated by reference to Exhibits 3.2 and 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.