Form 10-Q
period 1998-03-31
SILICON VALLEY BANCSHARES
filed 1998-05-06
CIK 719739

       As filed with the Securities and Exchange Commission on April 30, 1998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                               ---------------------

                                     FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

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

     Yes  _X_   No ___


              At March 31, 1998, 20,486,526 shares of the registrant's
                   common stock (no par value) were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       This report contains a total of 26 pages.

                                 TABLE OF CONTENTS
                                 -----------------

                                                                         PAGE
                                                                         ----
                           PART I - FINANCIAL INFORMATION
                           ------------------------------

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

          CONSOLIDATED BALANCE SHEETS                                      3

          CONSOLIDATED INCOME STATEMENTS                                   4

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                  5

          CONSOLIDATED STATEMENTS OF CASH FLOWS                            6

          NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS               7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              11

                            PART II - OTHER INFORMATION
                            ---------------------------

ITEM 1.   LEGAL PROCEEDINGS                                                25

ITEM 2.   CHANGES IN SECURITIES                                            25

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                  25

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              25

ITEM 5.   OTHER INFORMATION                                                25

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 25

SIGNATURES                                                                 26

                         PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                     SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        1998           1997
(Dollars in thousands)                               (Unaudited)
-------------------------------------------------------------------------------
Assets:
Cash and due from banks                              $   130,163    $   105,059
Federal funds sold and securities purchased under
  agreement to resell                                    360,255        321,773
Investment securities, at fair value                   1,058,249      1,013,904
Loans, net of unearned income                          1,242,014      1,174,645
Allowance for loan losses                                (40,400)       (37,700)
-------------------------------------------------------------------------------
  Net loans                                            1,201,614      1,136,945
Premises and equipment                                     5,216          4,460
Other real estate owned                                      689            689
Accrued interest receivable and other assets              44,714         42,293
-------------------------------------------------------------------------------
Total assets                                          $2,800,900     $2,625,123
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing demand deposits                  $   766,925    $   788,442
NOW deposits                                              13,654         21,348
Money market deposits                                  1,680,395      1,497,996
Time deposits                                            136,226        124,621
-------------------------------------------------------------------------------
  Total deposits                                       2,597,200      2,432,407
Other liabilities                                         16,144         18,235
-------------------------------------------------------------------------------
Total liabilities                                      2,613,344      2,450,642
-------------------------------------------------------------------------------

Shareholders' Equity:
Preferred stock, no par value:
  20,000,000 shares authorized; none outstanding
Common stock, no par value:
  60,000,000 shares authorized; 20,486,526 and
  19,940,474 shares outstanding at March 31, 1998
  and December 31, 1997, respectively                     87,920         83,009
Retained earnings                                        102,579         94,999
Unearned compensation                                     (5,499)        (5,946)
Accumulated other comprehensive income:
   Net unrealized gain on available-for-sale investments   2,556          2,419
-------------------------------------------------------------------------------
Total shareholders' equity                               187,556        174,481
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $2,800,900     $2,625,123
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              See notes to interim consolidated financial statements.

                     SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                           CONSOLIDATED INCOME STATEMENTS

                                                      For the three months ended
                                                      --------------------------
                                                        March 31,     March 31,
                                                          1998          1997
(Dollars in thousands, except per share amounts)       (Unaudited)   (Unaudited)
--------------------------------------------------------------------------------
Interest income:
  Loans, including fees                                  $31,102        $22,936
  Investment securities                                   13,997          8,721
  Federal funds sold and securities purchased under
     agreement to resell                                   4,442          3,236
--------------------------------------------------------------------------------
Total interest income                                     49,541         34,893
--------------------------------------------------------------------------------
Interest expense:
  Deposits                                                17,601         11,036
  Other borrowings                                             3              -
--------------------------------------------------------------------------------
Total interest expense                                    17,604         11,036
--------------------------------------------------------------------------------
Net interest income                                       31,937         23,857
Provision for loan losses                                  5,480          3,348
--------------------------------------------------------------------------------
Net interest income after provision for loan losses       26,457         20,509
--------------------------------------------------------------------------------
Noninterest income:
  Disposition of client warrants                           2,440          3,163
  Letter of credit and foreign exchange income             1,711            979
  Investment gains                                           474              2
  Deposit service charges                                    373            365
  Other                                                      393            321
--------------------------------------------------------------------------------
Total noninterest income                                   5,391          4,830
--------------------------------------------------------------------------------
Noninterest expense:
  Compensation and benefits                               11,621          9,056
  Business development and travel                          1,555            960
  Professional services                                    1,426          1,436
  Furniture and equipment                                  1,039            661
  Net occupancy expense                                      990            762
  Telephone                                                  522            305
  Postage and supplies                                       432            360
  Advertising and promotion                                  391            278
  Cost of other real estate owned                             26             (8)
  Other                                                      902            857
--------------------------------------------------------------------------------
Total noninterest expense                                 18,904         14,667
--------------------------------------------------------------------------------
Income before income tax expense                          12,944         10,672
Income tax expense                                         5,365          4,482
--------------------------------------------------------------------------------
Net income                                              $  7,579       $  6,190
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Basic earnings per share                               $    0.38      $    0.33
Diluted earnings per share                             $    0.36      $    0.31
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              See notes to interim consolidated financial statements.

                     SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                         For the three months ended
                                                                       -------------------------------
                                                                        March 31,            March 31,
                                                                          1998                 1997
(Dollars in thousands)                                                 (Unaudited)         (Unaudited)
------------------------------------------------------------------------------------------------------
Net income                                                               $ 7,579             $ 6,190

Other comprehensive income, net of tax:
  Unrealized gain/(loss) on available-for-sale investments:
      Unrealized holding gain/(loss) arising during period                 1,827              (2,311)
      Less: Reclassification adjustment for gain included
          in net income                                                   (1,690)             (1,836)
------------------------------------------------------------------------------------------------------
Other comprehensive income                                                   137              (4,147)
------------------------------------------------------------------------------------------------------
Comprehensive income                                                     $ 7,716             $ 2,043
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

             See notes to interim consolidated financial statements.

                     SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the three months ended
                                                      ---------------------------
                                                      March 31,       March 31,
                                                        1998            1997
(Dollars in thousands)                                (Unaudited)     (Unaudited)
---------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                           $   7,579      $   6,190
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                              5,480          3,348
    Depreciation and amortization                            321            344
    Net gain on sales of investment securities              (474)            (2)
    Net gain on sales of other real estate owned               -            (45)
    Increase in accrued interest receivable               (1,598)        (1,509)
    Increase in prepaid expenses                            (439)           (50)
    Increase in unearned income                              244            717
    Decrease in accrued liabilities                       (5,415)        (5,091)
    Increase in income taxes payable                       5,226          3,074
    Other, net                                              (820)          (759)
---------------------------------------------------------------------------------
Net cash provided by operating activities                 10,104          6,217
---------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturities and paydowns of
     investment securities                               385,659        340,046
  Proceeds from sales of investment securities            79,688         14,754
  Purchases of investment securities                    (508,068)      (369,663)
  Net increase in loans                                  (71,563)       (69,222)
  Proceeds from recoveries of charged off loans            1,170            892
  Net proceeds from sales of other real estate owned           -            567
  Purchases of premises and equipment                     (1,114)          (106)
---------------------------------------------------------------------------------
Net cash applied to investing activities                (114,228)       (82,732)
---------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase in deposits                               164,793         25,379
  Proceeds from issuance of common stock,
    net of issuance costs                                  2,917          1,147
---------------------------------------------------------------------------------
Net cash provided by financing activities                167,710         26,526
---------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents      63,586        (49,989)
Cash and cash equivalents at January 1,                  426,832        433,177
---------------------------------------------------------------------------------
Cash and cash equivalents at March 31,                 $ 490,418      $ 383,188
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Supplemental disclosures:
  Interest paid                                        $  17,483      $  10,965
  Income taxes paid                                    $     206      $   1,409
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

              See notes to interim consolidated financial statements.

                     SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Silicon Valley Bancshares (the "Company") and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 1997 consolidated financial statements to conform to the 1998 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the interim consolidated financial statements.

NATURE OF OPERATIONS

The Company is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Arizona, Colorado, Georgia, Illinois, Maryland, Massachusetts, Oregon, Texas, and Washington. The Bank serves emerging growth and middle-market companies in targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1998, the results of its operations for the three month periods ended March 31, 1998, and March 31, 1997, and the results of its cash flows for the three month periods ended March 31, 1998, and March 31, 1997. The December 31, 1997, consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 1998, may not necessarily be indicative of the Company's operating results for the full year.

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

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $255,000 and $273,000 at March 31, 1998, and December 31, 1997, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for all entities for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income," as defined by SFAS No. 130. The only component of other comprehensive income currently applicable to the Company is the net unrealized gain or loss on available-for-sale investments. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997.

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities also report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997.

2.  EARNINGS PER SHARE

The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three month periods ended March 31, 1998 and 1997. The number of shares and earnings per share have been restated to reflect a two-for-one stock split for common shares of record as of April 17, 1998.


                                                 Net                                        Per Share
(Dollars and shares in thousands,               Income                   Shares              Amount
except per share amounts)                     (Unaudited)              (Unaudited)         (Unaudited)
------------------------------------------------------------------------------------------------------
Three months ended March 31, 1998:
Basic EPS:
Income available to common shareholders         $7,579                  20,065                 $0.38

Effect of Dilutive Securities:
Stock options and restricted stock                   -                     788                     -
------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common shareholders
 plus assumed conversions                       $7,579                  20,853                 $0.36
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

Three months ended March 31, 1997:
Basic EPS:
Income available to common shareholders         $6,190                  18,988                 $0.33

Effect of Dilutive Securities:
Stock options and restricted stock                   -                     983                     -
------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common shareholders
 plus assumed conversions                       $6,190                  19,971                 $0.31
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

3.  LOANS

The detailed composition of loans, net of unearned income of $8.3 million and $8.0 million at March 31, 1998, and December 31, 1997, respectively, is presented in the following table:

                                        March 31,    December 31,
                                          1998           1997
(Dollars in thousands)                 (Unaudited)
-----------------------------------------------------------------
Commercial                             $1,086,590      $1,051,218
Real estate construction                   62,032          53,583
Real estate term                           50,494          33,395
Consumer and other                         42,898          36,449
-----------------------------------------------------------------
Total loans                            $1,242,014      $1,174,645
-----------------------------------------------------------------
-----------------------------------------------------------------

4.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three month periods ended March 31, 1998 and 1997 was as follows:

                                           1998           1997
Quarter Ended March 31,                (Unaudited)    (Unaudited)
-----------------------------------------------------------------
(Dollars in thousands)
Balance at January 1,                     $37,700        $32,700
Provision for loan losses                   5,480          3,348
Loans charged off                          (3,950)          (540)
Recoveries                                  1,170            892
-----------------------------------------------------------------
Balance at March 31,                      $40,400        $36,400
-----------------------------------------------------------------
-----------------------------------------------------------------

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $19.3 million and $15.0 million at March 31, 1998, and March 31, 1997, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $7.8 million at March 31, 1998, and $5.8 million at March 31, 1997. Average impaired loans for the first quarter of 1998 and 1997 totaled $26.1 million and $14.9 million, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's interim consolidated financial statements as presented in Item 1 of this report. In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and circumstances which may affect the Company's future results. Such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. These risks and uncertainties include, but are not limited to, those described in this discussion and analysis, as well as those described in the Company's 1997 Annual Report on Form 10-K.

The Company wishes to caution readers not to place undue reliance on any forward-looking statements included herein, which speak only as of the date made. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect unanticipated events and circumstances occurring after the date of such statements.

Certain reclassifications have been made to the Company's 1997 consolidated financial statements to conform to the 1998 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

EARNINGS SUMMARY

The Company reported net income of $7.6 million, or $0.36 per diluted share, for the first quarter of 1998, compared with net income of $6.2 million, or $0.31 per diluted share, for the first quarter of 1997. The annualized return on average assets (ROA) was 1.2% in the first quarter of 1998 compared with 1.3% in the 1997 first quarter. The annualized return on average equity (ROE) for the first quarter of 1998 was 16.9%, compared with 18.1% for the first quarter of 1997.

The increase in net income during the first quarter of 1998, as compared with the first quarter of 1997, was primarily attributable to growth in net interest income and noninterest income, partially offset by increases in both provision for loan losses and noninterest expense. The major components of net income and changes in these components are summarized in the following table for the quarters ended March 31, 1998 and 1997, and are discussed in more detail below.

                                                                      1998 to 1997
Quarter Ended March 31,                     1998           1997         Increase
----------------------------------------------------------------------------------
(Dollars in thousands)
Net interest income                       $31,937        $23,857        $8,080
Provision for loan losses                   5,480          3,348         2,132
Noninterest income                          5,391          4,830           561
Noninterest expense                        18,904         14,667         4,237
----------------------------------------------------------------------------------
Income before income taxes                 12,944         10,672         2,272
Income tax expense                          5,365          4,482           883
----------------------------------------------------------------------------------
Net income                                $ 7,579        $ 6,190        $1,389
----------------------------------------------------------------------------------
----------------------------------------------------------------------------------

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

The following tables set forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three months ended March 31, 1998 and 1997, respectively.

--------------------------------------------------------------------------------------------------------------------
                                          AVERAGE BALANCES, RATES AND YIELDS
--------------------------------------------------------------------------------------------------------------------
                                                           For the three months ended March 31,
                                          --------------------------------------------------------------------------
                                                         1998                                    1997
                                                      (Unaudited)                             (Unaudited)
                                          ---------------------------------        ---------------------------------
                                                                    Average                                  Average
                                          Average                    Yield/        Average                    Yield/
(Dollars in thousands)                    Balance       Interest      Rate         Balance       Interest      Rate
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Federal funds sold and
    securities purchased under
    agreement to resell (1)            $  324,295       $ 4,442       5.6%      $  246,331       $ 3,236       5.3%
  Investment securities:
    Taxable                               901,459        13,335       6.0          586,059         8,541       5.9
    Non-taxable (2)                        61,113         1,019       6.8           13,822           277       8.1
  Loans:
    Commercial                          1,038,665        27,690      10.8          753,544        20,380      11.0
    Real estate construction and term      93,463         2,526      11.0           71,397         1,714       9.7
    Consumer and other                     38,950           886       9.2           37,590           842       9.1
-------------------------------------  ----------------------------------       -----------------------------------
  Total loans                           1,171,078        31,102      10.8          862,531        22,936      10.8
-------------------------------------  ----------------------------------       -----------------------------------
Total interest-earning assets           2,457,945        49,898       8.2        1,708,743        34,990       8.3
-------------------------------------  ----------------------------------       -----------------------------------

Cash and due from banks                   127,989                                  161,240
Allowance for loan losses                (39,364)                                 (35,121)
Other real estate owned                       689                                    1,842
Other assets                               48,443                                   34,906
-------------------------------------  ----------                               ----------
Total assets                           $2,595,702                               $1,871,610
-------------------------------------  ----------                               ----------
-------------------------------------  ----------                               ----------

Funding sources:
Interest-bearing liabilities:
  NOW deposits                         $   15,129            74       2.0       $   14,635            68       1.9
  Regular money market deposits           325,151         2,171       2.7          317,569         2,108       2.7
  Bonus money market deposits           1,217,538        13,917       4.6          720,567         7,961       4.5
  Time deposits                           129,980         1,439       4.5           91,424           899       4.0
  Other borrowings                            222             3       6.0                -             -         -
-------------------------------------  ----------------------------------       -----------------------------------
Total interest-bearing liabilities      1,688,020        17,604       4.2        1,144,195        11,036       3.9
Portion of noninterest-bearing
  funding sources                         769,925                                  564,548
-------------------------------------  ----------------------------------       -----------------------------------
Total funding sources                   2,457,945        17,604       2.9        1,708,743        11,036       2.6
-------------------------------------  ----------------------------------       -----------------------------------

Noninterest-bearing funding sources:
Demand deposits                           705,909                                  573,075
Other liabilities                          19,479                                   15,432
Shareholders' equity                      182,294                                  138,908
Portion used to fund
  interest-earning assets               (769,925)                                 (564,548)
-------------------------------------  ----------                               ----------
Total liabilities and shareholders'
  equity                               $2,595,702                               $1,871,610
-------------------------------------  ----------                               ----------
-------------------------------------  ----------                               ----------

Net interest income and margin                          $32,294       5.3%                       $23,954       5.7%
-------------------------------------                   -------       ----                       -------       ----
-------------------------------------                   -------       ----                       -------       ----

Memorandum:  Total deposits            $2,393,707                               $1,717,270
-------------------------------------  ----------                               ----------
-------------------------------------  ----------                               ----------

(1) Includes average interest-bearing deposits in other financial institutions of $266 and $331 for the three months ended March 31, 1998 and 1997, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1998 and 1997. The tax equivalent adjustments were $357 and $97 for the three months ended March 31, 1998 and 1997, respectively.

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the periods indicated. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1998 and 1997.

                                                    1998 Compared to 1997
                                             ------------------------------------
                                                     Increase (Decrease)
                                                       Due to Change in
                                             ------------------------------------
(Dollars in thousands)                       Volume          Rate          Total
---------------------------------------------------------------------------------
Interest income:
 Federal funds sold and
   securities purchased under
    agreement to resell                      $ 1,068         $  138       $ 1,206
  Investment securities                        5,409            127         5,536
  Loans                                        8,195            (29)        8,166
---------------------------------------------------------------------------------
Increase in interest income                   14,672            236        14,908
---------------------------------------------------------------------------------

Interest expense:
  NOW deposits                                     2              4             6
  Regular money market deposits                   51             12            63
  Bonus money market deposits                  5,681            275         5,956
  Time deposits                                  427            113           540
  Other borrowings                                 3              -             3
---------------------------------------------------------------------------------
Increase in interest expense                   6,164            404         6,568
---------------------------------------------------------------------------------
Increase (decrease) in net interest income   $ 8,508         $ (168)      $ 8,340
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------

Net interest income, on a fully taxable-equivalent basis, totaled $32.3 million for the first quarter of 1998, an increase of $8.3 million, or 34.8%, from the $24.0 million total for the first quarter of 1997. The increase in net interest income was the result of a $14.9 million, or 42.6%, increase in interest income, offset by a $6.6 million, or 59.5%, increase in interest expense over the comparable prior year period.

The $14.9 million increase in interest income for the first quarter of 1998, as compared to the first quarter of 1997, was the result of a $14.7 million favorable volume variance combined with a $0.2 million favorable rate variance. The favorable volume variance resulted from a $749.2 million, or 43.8%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which increased $676.4 million, or 39.4%, compared to the first quarter of 1997. The increase in average interest-earning assets consisted of loans, which were up $308.5 million, plus a combination of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $440.7 million, accounting for 58.8% of the total increase in average interest-earning assets.

Average loans increased $308.5 million, or 35.8%, in the first quarter of 1998 as compared to the 1997 first quarter, resulting in a $8.2 million favorable volume variance. This growth was widely distributed throughout the loan portfolio, as reflected by increased loan balances in most of the

Company's technology, life sciences and special industry niche practices, in specialized lending products, and throughout the Company's loan offices located across the nation.

Average investment securities for the first quarter of 1998 increased $362.7 million, or 60.5%, as compared to the 1997 first quarter, resulting in a $5.4 million favorable volume variance. The aforementioned strong growth in average deposits exceeded the growth in average loans over the past year, and generated excess funds that were largely invested in U.S. agency securities, U.S. Treasury securities, mortgage-backed securities, and municipal securities. The growth in the investment portfolio reflected Management's actions to both increase the Company's portfolio of longer-term securities in an effort to obtain available higher yields, and to increase as well as to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity.

Average federal funds sold and securities purchased under agreement to resell in the first quarter of 1998 increased a combined $78.0 million, or 31.7%, over the prior year first quarter, resulting in a $1.1 million favorable volume variance. This increase was also a result of the aforementioned strong growth in average deposits during the past year coupled with Management's actions to further diversify the Company's portfolio of short-term investments.

A favorable rate variance associated with federal funds sold, securities purchased under agreement to resell and investment securities, partially offset by an unfavorable rate variance related to loans, resulted in increased interest income for the 1998 first quarter of $0.2 million compared to the respective prior year period. The average yields on federal funds sold, securities purchased under agreement to resell and investment securities were higher in the first quarter of 1998 versus the comparable prior year period, and resulted from both an increase in short-term market interest rates and Management's actions to increase the Company's portfolio of longer-term securities in an effort to obtain available higher yields.

The overall decrease in the yield on average interest-earning assets of 10 basis points for the first quarter of 1998, as compared to the 1997 first quarter, was due to a shift in the composition of average interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned deposit growth having exceeded the growth in loans.

Total interest expense in the 1998 first quarter increased $6.6 million from the first quarter of 1997. This increase was due to an unfavorable volume variance of $6.2 million and an unfavorable rate variance of $0.4 million. The unfavorable volume variance resulted from a $543.8 million, or 47.5%, increase in average interest-bearing liabilities in the first quarter of 1998 as compared with the first quarter of 1997. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $497.0 million, or 69.0%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients served by the Company. The $0.4 million unfavorable rate variance was largely attributable to an increase in the average rate paid on the Company's bonus money market deposit product which resulted from an increase in short-term market interest rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The Company's provision for loan losses totaled $5.5 million for the first quarter of 1998, a $2.1 million, or 63.7%, increase compared to the $3.3 million provision for the first quarter of 1997. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the quarters ended March 31, 1998 and 1997:

Quarter Ended March 31,                                    1998           1997
-------------------------------------------------------------------------------
(Dollars in thousands)
Disposition of client warrants                            $2,440         $3,163
Letter of credit and foreign exchange income               1,711            979
Investment gains                                             474              2
Deposit service charges                                      373            365
Other                                                        393            321
-------------------------------------------------------------------------------
Total noninterest income                                  $5,391         $4,830
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Noninterest income increased $0.6 million, or 11.6%, to a total of $5.4 million in the first quarter of 1998 versus $4.8 million in the prior year first quarter. The increase in noninterest income was largely due to both a $0.7 million increase in letter of credit fees, foreign exchange fees and other trade finance income and a $0.5 million increase in gains on sales of investment securities. This increase was offset by a $0.7 million decline in income from the disposition of client warrants in the 1998 first quarter as compared to the respective prior year period.

The Company has historically obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming, and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depend upon factors beyond the control of the Company, including the general condition of the public equity markets as well as the merger and acquisition environment, and therefore cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. During the first quarter of 1998, as well as throughout 1997, a significant portion of the income realized by the Company from the disposition of client warrants was offset by expenses related to the Company's efforts to build an infrastructure sufficient to support present and prospective business activities, as well as evaluate and pursue new business opportunities, and was also offset by increases to the provision for loan losses during those periods. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized from the disposition of client warrants in furthering its business strategies.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $1.7 million in the first quarter of 1998, an increase of $0.7 million, or 74.8%, from the $1.0 million earned in the first quarter of 1997. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance products and services among the Company's growing client base, a large percentage of which provide products and services in international markets.

The Company realized a $0.5 million gain on sales of investment securities during the first quarter of 1998, compared to a nominal gain on sales of investment securities during the prior year first quarter. All investment securities sold were classified as available-for-sale, and all sales were conducted as a normal component of the Company's asset/liability and liquidity management activities. For additional related discussion, see the
Item 2 section entitled "Liquidity."

Deposit service charges totaled $0.4 million for both the first quarters of 1998 and 1997. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by the Company as deposit service charges income.

Other noninterest income largely consists of service-based fee income, and increased $0.1 million, or 22.4%, to $0.4 million in the first quarter of 1998 from $0.3 million in the first quarter of 1997. The increase during 1998 was primarily due to a higher volume of cash management services related to the Company's growing client base.

NONINTEREST EXPENSE

Noninterest expense in the first quarter of 1998 totaled $18.9 million, a $4.2 million, or 28.9%, increase from the $14.7 million incurred in the comparable 1997 period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio for the 1998 first quarter was 54.9% versus 57.5% for the first quarter of 1997. The following table presents the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:

                                             Three Months Ended March 31,
                                  ---------------------------------------------
                                         1998                     1997
                                  -------------------    ----------------------
                                           Percent of                Percent of
                                            Adjusted                  Adjusted
(Dollars in thousands)            Amount    Revenues     Amount       Revenues
-------------------------------------------------------------------------------
Compensation and benefits        $11,621      33.8%      $ 9,056        35.5%
Business development and travel    1,555       4.5           960         3.8
Professional services              1,426       4.1         1,436         5.6
Furniture and equipment            1,039       3.0           661         2.6
Net occupancy expense                990       2.9           762         3.0
Telephone                            522       1.5           305         1.2
Postage and supplies                 432       1.3           360         1.4
Advertising and promotion            391       1.1           278         1.1
Other                                902       2.6           857         3.4
-------------------------------------------------------------------------------
Total excluding cost of other
  real estate owned               18,878      54.9%       14,675        57.5%
Cost of other real estate owned       26                      (8)
-------------------------------------------------------------------------------
Total noninterest expense        $18,904                 $14,667
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Compensation and benefits expenses totaled $11.6 million in the first quarter of 1998, a $2.6 million, or 28.3%, increase over the $9.1 million incurred in the first quarter of 1997. This increase in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent (FTE) personnel employed by the Company. Average FTE were 474 for the first quarter of 1998 versus 393 for the prior year first quarter. The increase in FTE was primarily due to a combination of the Company's efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in the Company's FTE is likely to occur during future years as a result of the continued expansion of the Company's business activities.

During the third and fourth quarters of 1997, the Company granted a total of 209,000 shares of its common stock (restated to reflect a two-for-one stock split for common shares of record as of April 17, 1998) to numerous employees, subject to certain vesting requirements and resale restrictions (restricted stock). For these restricted stock grants, unearned compensation equivalent to the aggregate $5.9 million market value of the Company's common stock on the dates of grant was charged to shareholders' equity and will subsequently be amortized into compensation and benefits expense over the four-year vesting period.

Business development and travel expenses totaled $1.6 million in the first quarter of 1998, a $0.6 million, or 62.0%, increase from the $1.0 million incurred in the first quarter of 1997. The increase in business development and travel expenses was largely attributable to overall growth in the Company's business, including both an increase in the number of FTE and expansion into new geographic markets.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and the Company's Board of Directors, totaled $1.4 million in both the first quarter of 1998 and 1997. The level of professional services expenses during 1998 and 1997 reflects the extensive efforts undertaken by the Company to continue to build and support its infrastructure, as well as evaluate and pursue new business opportunities, and also reflects the Company's efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where the Company believes it can achieve a combination of cost savings and increased quality of service.

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

Occupancy, furniture and equipment expenses totaled $2.0 million in the first quarter of 1998, a $0.6 million, or 42.6%, increase compared to $1.4 million in the prior year respective period. The increase in occupancy, furniture and equipment expenses in 1998, as compared to 1997, was primarily the result of investments in computer equipment and software associated with technology upgrades and the Company's aforementioned growth in personnel. Occupancy, furniture and equipment expenses were also impacted by costs related to furniture, computer equipment and other related costs associated with the Company opening new loan offices in West Los Angeles, California, and Rosemont, Illinois, in early 1998. The Company intends to continue its geographic expansion into other emerging technology marketplaces across the U.S. during future years.

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

The Company and the Bank are aware of the "year 2000" issue and the related potential risks. The Bank has engaged a third party vendor, a recognized expert in assisting in all phases of year 2000 compliance, as part of a multiphase project to assist the Bank with addressing the year 2000 issue. The first two phases of the year 2000 compliance project, systems inventory and risk assessment, are projected to be completed during the second quarter of 1998. The expense and related potential impact on the Company's pre-tax earnings of the first two phases of the year 2000 compliance project is expected to approximate $250,000. The original last phase of the project, which included systems replacement and/or modification and client notification, has been segmented into two additional phases. Phase three, renovation, consists of analysis, remediation and unit testing, and is projected to be completed by the end of 1998. The expense and related potential impact on the Company's pre-tax earnings of phase three of the year 2000 compliance project is expected to approximate $1,250,000. The fourth and final phase, validation and implementation, is expected to begin in the first quarter of 1999. Management has not yet assessed the potential financial impact of the last phase of the project.

Total telephone expenses were $0.5 million in the first quarter of 1998 and $0.3 million in the 1997 first quarter. The increase in telephone expenses in the first quarter of 1998, as compared to the prior year respective period, was largely the result of overall growth in the Company's business, including both an increase in the number of FTE and expansion into new geographic markets.

INCOME TAXES

The Company's effective tax rate was 41.4% in the 1998 first quarter, compared to 42.0% in the prior year first quarter. The decrease in the Company's effective income tax rate was attributable to adjustments in the Company's estimate of its tax liabilities.

FINANCIAL CONDITION
-------------------

The Company's total assets were $2.8 billion at March 31, 1998, an increase of $175.8 million, or 6.7%, compared to $2.6 billion at December 31, 1997.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled a combined $360.3 million at March 31, 1998, an increase of $38.5 million, or 12.0%, compared to the $321.8 million outstanding at the prior year end. This increase was attributable to the Company investing excess funds, resulting from the strong growth in deposits during the first quarter of 1998 having exceeded the growth in loans, in these types of short-term, liquid investments, and was coupled with Management's actions to diversify the Company's portfolio of short-term investments.

INVESTMENT SECURITIES

Investment securities totaled $1.1 billion at March 31, 1998, an increase of $44.3 million, or 4.4%, from the December 31, 1997, balance of $1.0 billion. This increase resulted from excess funds that were generated by strong growth in the Company's deposits outpacing the growth in loans during the first three months of 1998, and primarily consisted of U.S. agency securities. The growth in the investment portfolio reflected Management's actions to both increase the portfolio of longer-term securities in an effort to obtain available higher yields, and to increase as well as to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity.

LOANS

Total loans, net of unearned income, at March 31, 1998, were $1.2 billion, a $67.4 million, or 5.7%, increase compared to the roughly $1.2 billion total at December 31, 1997. The increase in loans from the 1997 year-end total was widely distributed throughout the loan portfolio. This diversified growth was evidenced by increased quarter-end loan balances in many of the Company's market niches, specialized lending products and loan offices.

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

The allowance for loan losses totaled $40.4 million at March 31, 1998, an increase of $2.7 million, or 7.2%, compared to the $37.7 million balance at December 31, 1997. This increase was due to $5.5 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $2.8 million for the first three months of 1998. Gross charge-offs for the first three months of 1998 were $4.0 million and included a charge-off totaling $3.0 million related to one commercial credit in the Bank's Diversified Industries practice.

In general, Management believes the allowance for loan losses is adequate as of March 31, 1998. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:

                                                       March 31,     December 31,
                                                         1998           1997
(Dollars in thousands)                                (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------
Nonperforming assets:
Loans past due 90 days or more                           $ 1,080        $ 1,016
Nonaccrual loans                                          19,297         24,476
--------------------------------------------------------------------------------
Total nonperforming loans                                 20,377         25,492
OREO and other foreclosed assets                           1,858          1,858
--------------------------------------------------------------------------------
Total nonperforming assets                               $22,235        $27,350
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans           1.6%           2.2%
OREO and other foreclosed assets as a percentage
  of total assets                                            0.1%           0.1%
Nonperforming assets as a percentage of total assets         0.8%           1.0%

Allowance for loan losses:                               $40,400        $37,700
  As a percentage of total loans                             3.2%           3.2%
  As a percentage of nonaccrual loans                      209.4%         154.0%
  As a percentage of nonperforming loans                   198.3%         147.9%

Nonperforming loans totaled $20.4 million, or 1.6% of total loans, at March 31, 1998, compared to $25.5 million, or 2.2% of total loans, at December 31, 1997. The decrease in nonperforming loans from the prior year end was primarily due to one credit in excess of $7.0 million being returned to accrual status during the first quarter of 1998.

In addition to the loans disclosed in the foregoing analysis, Management has identified four loans with principal amounts aggregating approximately $15.7 million, that, on the basis of information known by Management, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

OREO and other foreclosed assets totaled a combined $1.9 million at both March 31, 1998, and December 31, 1997. The OREO and other foreclosed assets balance at March 31, 1998, consisted of two OREO properties and one other asset which was acquired through foreclosure. The OREO properties each consist of multiple undeveloped lots and were acquired by the Company prior to June 1993. The one other asset acquired through foreclosure, which totaled $1.2 million at March 31, 1998, consists of a favorable leasehold right under a master lease which the Company acquired upon foreclosure of a loan during the third quarter of 1997.

DEPOSITS

Total deposits were $2.6 billion at March 31, 1998, an increase of $164.8 million, or 6.8%, from the prior year-end total of $2.4 billion. A significant portion of the increase in deposits during the first three months of 1998 was concentrated in the Company's highest-rate paying deposit product, its bonus money market deposit product, which increased $204.9 million, or 17.9%, to a total of $1.4 billion at the end of the first quarter of 1998. This increase was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community, and by growth during the first quarter of 1998 in the number of clients served by the Company.

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

Bank policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At March 31, 1998, the Bank's ratio of liquid assets to total deposits was 52.0%. This ratio is well in excess of the Bank's minimum policy guidelines and is slightly lower than the comparable ratio of 52.1% as of December 31, 1997. In addition to monitoring the level of liquid assets relative to total deposits, the Bank also utilizes other policy measures in its liquidity management activities. As of March 31, 1998, the Bank was in compliance with all of these policy measures.

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

Shareholders' equity totaled $187.6 million at March 31, 1998, an increase of $13.1 million from the $174.5 million balance at December 31, 1997. This increase resulted from net income of $7.6 million combined with capital generated primarily through the Company's employee benefit plans of $5.4 million and an increase in the after-tax net unrealized gain on available-for-sale investments of $0.1 million from the prior year end.

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

The Company's and the Bank's risk-based capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of March 31, 1998, and December 31, 1997. Capital ratios for the Company are set forth below:

                                                      March 31,    December 31,
                                                        1998          1997
                                                     (Unaudited)
-------------------------------------------------------------------------------
Total risk-based capital ratio                         11.9%          11.5%
Tier 1 risk-based capital ratio                        10.6%          10.2%
Tier 1 leverage ratio                                   7.1%           7.1%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The improvement in the Company's total risk-based capital ratio and Tier 1 risk-based capital ratio from December 31, 1997, to March 31, 1998, was attributable to an increase in Tier 1 capital, partially offset by an increase in total assets. The increase in Tier 1 capital resulted from the aforementioned net income and capital generated through the Company's employee benefit plans during the first quarter of 1998.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at March 31, 1998, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

  (a)     EXHIBITS:

          3.1  Articles of Incorporation of the Company, as amended

  (b)     REPORTS ON FORM 8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SILICON VALLEY BANCSHARES


Date:  April 30, 1998                  /s/ Christopher T. Lutes
                                       ---------------------------------------
                                       Christopher T. Lutes
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)