Form 10-Q
period 1998-06-30
SILICON VALLEY BANCSHARES
filed 1998-08-13
CIK 719739

     As filed with the Securities and Exchange Commission on August 13, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                  ------------------
                                       FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1998

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

         At July 31, 1998, 20,578,979 shares of the registrant's common stock (no par value) were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                   This report contains a total of 31 pages.

                              TABLE OF CONTENTS

                                                                     PAGE
                       PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS                                    3

        CONSOLIDATED INCOME STATEMENTS                                 4

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                5

        CONSOLIDATED STATEMENTS OF CASH FLOWS                          6

        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS             7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                           12


                       PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                             29

ITEM 2. CHANGES IN SECURITIES                                         29

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                               29

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           29

ITEM 5. OTHER INFORMATION                                             29

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                              30

SIGNATURES                                                            31

                       PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                  SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        June 30,     December 31,
                                                                          1998          1997
(Dollars in thousands)                                                (Unaudited)
-------------------------------------------------------------------------------------------------------

Assets:
Cash and due from banks                                                $  143,022     $  105,059
Federal funds sold and securities purchased under
  agreement to resell                                                     548,238        321,773
Investment securities, at fair value                                    1,066,464      1,013,904
Loans, net of unearned income                                           1,350,705      1,174,645
Allowance for loan losses                                                 (42,300)       (37,700)
-------------------------------------------------------------------------------------------------------
  Net loans                                                             1,308,405      1,136,945
Premises and equipment                                                      7,010          4,460
Other real estate owned                                                       689            689
Accrued interest receivable and other assets                               49,258         42,293
-------------------------------------------------------------------------------------------------------
Total assets                                                           $3,123,086     $2,625,123
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing demand deposits                                    $  774,649     $  788,442
NOW deposits                                                               42,785         21,348
Money market deposits                                                   1,925,794      1,497,996
Time deposits                                                             124,051        124,621
-------------------------------------------------------------------------------------------------------
  Total deposits                                                        2,867,279      2,432,407
Other liabilities                                                          19,085         18,235
-------------------------------------------------------------------------------------------------------
Total liabilities                                                       2,886,364      2,450,642
-------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures
 (trust preferred securities)                                              38,459              -

Shareholders' Equity:
Preferred stock, no par value:
  20,000,000 shares authorized; none outstanding
Common stock, no par value:
  60,000,000 shares authorized; 20,572,086 and
  19,940,474 shares outstanding at June 30, 1998
  and December 31, 1997, respectively                                      90,805         83,009
Retained earnings                                                         110,780         94,999
Unearned compensation                                                      (5,235)        (5,946)
Accumulated other comprehensive income:
   Net unrealized gain on available-for-sale investments                    1,913          2,419
-------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                198,263        174,481
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $3,123,086     $2,625,123
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

            See notes to interim consolidated financial statements.

                                SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                                      CONSOLIDATED INCOME STATEMENTS

                                                           For the three months ended                  For the six months ended
                                                           --------------------------                  -------------------------
                                                           June 30,           June 30,                 June 30,        June 30,
                                                             1998              1997                      1998           1997
(Dollars in thousands, except per share amounts)          (Unaudited)      (Unaudited)                (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------

Interest income:
 Loans, including fees                                     $ 33,760         $ 26,589                  $  64,862       $ 49,525
 Investment securities                                       16,205            9,402                     30,202         18,123
 Federal funds sold and securities
   purchased under agreement to resell                        4,765            3,729                      9,208          6,965
--------------------------------------------------------------------------------------------------------------------------------
Total interest income                                        54,730           39,720                    104,272         74,613
--------------------------------------------------------------------------------------------------------------------------------
Interest expense:
 Deposits                                                    19,331           12,638                     36,931         23,674
 Other borrowings                                                 -                -                          3              -
--------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                       19,331           12,638                     36,934         23,674
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          35,399           27,082                     67,338         50,939
Provision for loan losses                                     4,024            2,618                      9,505          5,966
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                            31,375           24,464                     57,833         44,973
--------------------------------------------------------------------------------------------------------------------------------
Noninterest income:
 Disposition of client warrants                               1,834            1,082                      4,274          4,245
 Letter of credit and foreign
   exchange income                                            1,631            1,110                      3,342          2,090
 Deposit service charges                                        473              407                        846            772
 Investment gains                                                 3               44                        477             45
 Other                                                          494              334                        887            655
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                      4,435            2,977                      9,826          7,807
--------------------------------------------------------------------------------------------------------------------------------
Noninterest expense:
 Compensation and benefits                                   12,483            9,420                     24,104         18,476
 Professional services                                        2,602            1,695                      4,029          3,131
 Furniture and equipment                                      2,691              763                      3,731          1,424
 Business development and travel                              1,407            1,026                      2,962          1,986
 Net occupancy expense                                        1,067              891                      2,058          1,653
 Telephone                                                      597              330                      1,119            634
 Advertising and promotion                                      520              450                        910            728
 Postage and supplies                                           478              342                        910            702
 Trust preferred securities distributions                       362               -                         362              -
 Cost of other real estate owned                             (1,274)              34                     (1,248)            26
 Other                                                          840              803                      1,741          1,660
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                    21,773           15,754                     40,678         30,420
--------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                             14,037           11,687                     26,981         22,360
Income tax expense                                            5,836            4,908                     11,201          9,391
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $  8,201         $  6,779                  $  15,780       $ 12,969
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                   $   0.40         $   0.35                  $    0.78       $   0.68
Diluted earnings per share                                 $   0.39         $   0.34                  $    0.75       $   0.65
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


             See notes to interim consolidated financial statements.

                         SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                For the three months ended                         For the six months ended
                                                --------------------------                         ------------------------
                                                June 30,            June 30,                       June 30,          June 30,
                                                 1998                1997                           1998              1997
(Dollars in thousands)                        (Unaudited)         (Unaudited)                    (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------

Net income                                      $  8,201           $  6,779                       $  15,780          $  12,969

Other comprehensive income, net of tax:
 Unrealized gain/(loss) on available-for-
  sale investments:
  Unrealized holding gain arising
   during period                                     422              2,571                           2,250                259
  Less: Reclassification adjustment for
   gain included in net income                    (1,065)              (653)                         (2,756)            (2,488)
--------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                          (643)             1,918                            (506)            (2,229)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                            $  7,558           $  8,697                       $  15,274          $  10,740
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------


            See notes to interim consolidated financial statements.

                  SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              For the six months ended
                                                                            -----------------------------
                                                                             June 30,            June 30,
                                                                               1998                1997
(Dollars in thousands)                                                      (Unaudited)         (Unaudited)
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
 Net income                                                                  $  15,780           $  12,969
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                                     9,505               5,966
   Depreciation and amortization                                                   685                 655
   Net gain on sales of investment securities                                     (477)                (45)
   Net gain on sales of other real estate owned                                 (1,298)                (45)
   Increase in accrued interest receivable                                      (4,125)             (2,715)
   Increase in prepaid expenses                                                   (855)               (250)
   Increase in unearned income                                                     656               1,875
   Increase (decrease) in accrued liabilities                                      546              (3,088)
   Increase (decrease) in taxes payable                                          2,928              (1,389)
   Other, net                                                                     (492)             (2,615)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       22,853              11,318
---------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Proceeds from maturities and paydowns of
  investment securities                                                        703,818             670,952
 Proceeds from sales of investment securities                                   94,000              60,555
 Purchases of investment securities                                           (849,984)           (799,572)
 Net increase in loans                                                        (183,227)           (179,798)
 Proceeds from recoveries of charged off loans                                   1,606               1,837
 Net proceeds from sales of other real estate owned                              1,298                 857
 Purchases of premises and equipment                                            (3,373)               (222)
---------------------------------------------------------------------------------------------------------------
Net cash applied to investing activities                                      (235,862)           (245,391)
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Net increase in deposits                                                      434,872             280,712
 Proceeds from issuance of trust preferred securities,
  net of issuance costs                                                         38,459                   -
 Proceeds from issuance of common stock,
  net of issuance costs                                                          4,106               2,384
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      477,437             283,096
---------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                      264,428              49,023
Cash and cash equivalents at January 1,                                        426,832             433,177
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30,                                        $ 691,260           $ 482,200
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
 Interest paid                                                               $ 36,295            $  23,508
 Income taxes paid                                                           $  9,401            $  11,271
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------


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

CONSOLIDATION

The interim consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, the Bank, SVB Capital I and SVB Leasing Company (inactive). The revenues, expenses, assets, and liabilities of the subsidiaries are included in the respective line items in the interim consolidated financial statements after elimination of intercompany accounts and transactions.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1998, the results of its operations for the three and six month periods ended June 30, 1998, and June 30, 1997, and the results of its cash flows for the six month periods ended June 30, 1998, and June 30, 1997. The December 31, 1997, consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 1998, may not necessarily be indicative of the Company's operating results for the full year.

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

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $238,000 and $273,000 at June 30, 1998, and December 31, 1997, respectively.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this statement on January 1, 2000. The Company will begin evaluating the impact of its adoption on the Company's consolidated financial statements.

2.  EARNINGS PER SHARE

The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three and six month periods ended June 30, 1998 and 1997. The number of shares and earnings per share have been restated to reflect a two-for-one stock split for common shares of record as of April 17, 1998.


                                                    Three Months Ended June 30,                  Six Months Ended June 30,
                                                             (Unaudited)                               (Unaudited)
                                                    ---------------------------------          ------------------------------
(Dollars and shares in thousands,                      Net                 Per Share            Net                 Per Share
except per share amounts)                            Income      Shares      Amount           Income       Shares     Amount
--------------------------------------------------------------------------------------------------------------------------------

1998:
Basic EPS:
Income available to common
   shareholders                                      $  8,201     20,262    $  0.40           $  15,780   20,164      $  0.78

Effect of Dilutive Securities:
Stock options and restricted stock                          -        738          -                   -      776            -
--------------------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common
   shareholders plus assumed
   conversions                                       $  8,201     21,000    $  0.39           $  15,780   20,940      $  0.75
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

1997:
Basic EPS:
Income available to common
   shareholders                                      $  6,779     19,163    $  0.35           $  12,969   19,076      $  0.68

Effect of Dilutive Securities:
Stock options and restricted stock                          -      1,000          -                   -    1,031            -
--------------------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common
   shareholders plus assumed
   conversions                                       $  6,779     20,163    $  0.34           $  12,969   20,107      $  0.65
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------

3.  LOANS

The detailed composition of loans, net of unearned income of $8.7 million and $8.0 million at June 30, 1998, and December 31, 1997, respectively, is presented in the following table:


                                                               June 30,             December 31,
                                                                1998                   1997
(Dollars in thousands)                                       (Unaudited)
-------------------------------------------------------------------------------------------------

Commercial                                                    $  1,181,718           $  1,051,218
Real estate construction                                            67,642                 53,583
Real estate term                                                    56,416                 33,395
Consumer and other                                                  44,929                 36,449
-------------------------------------------------------------------------------------------------
Total loans                                                   $  1,350,705           $  1,174,645
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------


4.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three and six month periods ended June 30, 1998 and 1997 was as follows:



                                              Three Months Ended June 30,               Six Months Ended June 30,
                                                      (Unaudited)                              (Unaudited)
                                              --------------------------                ---------------------------

(Dollars in thousands)                          1998           1997                        1998           1997
-------------------------------------------------------------------------------------------------------------------
Beginning balance                               $40,400        $36,400                     $37,700        $32,700
Provision for loan losses                         4,024          2,618                       9,505          5,966
Loans charged off                                (2,560)        (2,663)                     (6,511)        (3,203)
Recoveries                                          436            945                       1,606          1,837
-------------------------------------------------------------------------------------------------------------------
Balance at June 30,                             $42,300        $37,300                     $42,300        $37,300
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $29.8 million and $15.2 million at June 30, 1998, and June 30, 1997, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $8.7 million at June 30, 1998, and $5.6 million at June 30, 1997. Average impaired loans for the second quarter of 1998 and 1997 totaled $24.3 million and $17.5 million, respectively.

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

EARNINGS SUMMARY

The Company reported net income of $8.2 million, or $0.39 per diluted share, for the second quarter of 1998, compared with net income of $6.8 million, or $0.34 per diluted share, for the second quarter of 1997. Net income totaled $15.8 million, or $0.75 per diluted share, for the six months ended June 30, 1998, versus $13.0 million, or $0.65 per diluted share, for the respective 1997 period. The annualized return on average assets (ROA) was 1.1% in the second quarter of 1998 versus 1.3% in the second quarter of 1997. The annualized return on average equity (ROE) for the second quarter of 1998 was 17.1%, compared to 18.7% in the 1997 second quarter. For the first six months of 1998, ROA was 1.2% and ROE was 17.0% versus 1.3% and 18.4%, respectively, for the comparable prior year period.

The increase in net income during the three and six month periods ended June 30, 1998, as compared with the prior year respective periods, resulted primarily from growth in net interest income, partially offset by an increase in both the provision for loan losses and noninterest expense. The major components of net income and changes in these components are summarized in the following table for the three and six month periods ended June 30, 1998 and 1997, and are discussed in more detail below.



                                              Three Months Ended June 30,         Six Months Ended June 30,
                                                     (Unaudited)                       (Unaudited)
                                              --------------------------          -------------------------
(Dollars in thousands)                            1998           1997                1998           1997
-----------------------------------------------------------------------------------------------------------
Net interest income                             $35,399          $27,082             $67,338        $50,939
Provision for loan losses                         4,024            2,618               9,505          5,966
Noninterest income                                4,435            2,977               9,826          7,807
Noninterest expense                              21,773           15,754              40,678         30,420
-----------------------------------------------------------------------------------------------------------
Income before income taxes                       14,037           11,687              26,981         22,360
Income tax expense                                5,836            4,908              11,201          9,391
-----------------------------------------------------------------------------------------------------------
Net income                                     $  8,201         $  6,779             $15,780        $12,969
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


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

The following tables set forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three and six months ended June 30, 1998 and 1997, respectively.


---------------------------------------------------------------------------------------------------------------------------------
                            AVERAGE BALANCES, RATES AND YIELDS
---------------------------------------------------------------------------------------------------------------------------------
                                                      For the three months ended June 30,
                                          ---------------------------------------------------------------------------------------
                                                           1998                                            1997
                                                       (Unaudited)                                      (Unaudited)
                                          -----------------------------------           -----------------------------------------
                                                                      Average                                            Average
                                          Average                      Yield/           Average                           Yield/
(Dollars in thousands)                    Balance        Interest       Rate            Balance           Interest         Rate
---------------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
 Federal funds sold and
  securities purchased under
  agreement to resell (1)                 $  344,935     $  4,765      5.5%             $  267,789          $  3,729       5.6%
 Investment securities:
  Taxable                                  1,042,159       15,529      6.0                 609,413             9,206        6.1
  Non-taxable (2)                             64,066        1,040      6.5                  15,208               302        8.0
 Loans:
  Commercial                               1,104,631       29,575     10.7                 858,789            23,831       11.1
  Real estate construction and term          118,299        3,177     10.8                  74,192             1,892       10.2
  Consumer and other                          44,396        1,008      9.1                  39,193               866        8.9
--------------------------------------   ---------------------------------------        ---------------------------------------
 Total loans                               1,267,326       33,760     10.7                 972,174            26,589       11.0
--------------------------------------   ---------------------------------------        ---------------------------------------
Total interest-earning assets              2,718,486       55,094      8.1               1,864,584            39,826        8.6
--------------------------------------   ---------------------------------------        ---------------------------------------

Cash and due from banks                      132,498                                       158,247
Allowance for loan losses                    (41,390)                                      (37,089)
Other real estate owned                          689                                         1,249
Other assets                                  52,709                                        34,482
--------------------------------------   ---------------------------------------        ---------------------------------------
Total assets                              $2,862,992                                    $2,021,473
--------------------------------------   ---------------------------------------        ---------------------------------------
--------------------------------------   ---------------------------------------        ---------------------------------------

Funding sources:
Interest-bearing liabilities:
 NOW deposits                             $  21,447           106      2.0              $  12,953                 60        1.9
 Regular money market deposits              338,467         2,295      2.7                357,781              2,411        2.7
 Bonus money market deposits              1,403,672        15,491      4.4                812,674              9,081        4.5
 Time deposits                              127,727         1,439      4.5                104,651              1,086        4.2
--------------------------------------------------------------------------------        ---------------------------------------
Total interest-bearing liabilities         1,891,313       19,331      4.1              1,288,059             12,638        3.9
Portion of noninterest-bearing
 funding sources                             827,173                                      576,525
-------------------------------------    ---------------------------------------        ---------------------------------------
Total funding sources                      2,718,486       19,331      2.9              1,864,584             12,638        2.7
-------------------------------------    ---------------------------------------        ---------------------------------------

Noninterest-bearing funding sources:
Demand deposits                              745,237                                      575,726
Other liabilities                             16,808                                       11,903
Trust preferred securities                    16,964                                            -
Shareholders' equity                         192,670                                      145,785
Portion used to fund
 interest-earning assets                    (827,173)                                    (576,525)
-------------------------------------    -------------                                  ----------
Total liabilities and shareholders'
 equity                                   $2,862,992                                   $2,021,473
-------------------------------------    -------------                                 ----------
-------------------------------------    -------------                                 ----------

Net interest income and margin                            $35,763      5.3%                                  $27,188        5.9%
-------------------------------------                     -------      ---                                   -------        ----
-------------------------------------                     -------      ---                                   -------        ----

Memorandum:  Total deposits               $2,636,550                                   $1,863,785
-------------------------------------    -------------                                 ----------
-------------------------------------    -------------                                 ----------


(1) Includes average interest-bearing deposits in other financial institutions of $248 and $315 for the three months ended June 30, 1998 and 1997, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1998 and 1997. The tax equivalent adjustments were $364 and $106 for the three months ended June 30, 1998 and 1997, respectively.

-----------------------------------------------------------------------------------------------------------------------------------
                                   AVERAGE BALANCES, RATES AND YIELDS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      For the six months ended June 30,
                                                       ----------------------------------------------------------------------------
                                                                          1998                                          1997
                                                                       (Unaudited)                                  (Unaudited)
                                                       --------------------------------------------    ----------------------------
                                                                                    Average                                 Average
                                                        Average                      Yield/        Average                   Yield/
(Dollars in thousands)                                  Balance         Interest     Rate          Balance        Interest    Rate
-----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
  Federal funds sold and
    securities purchased under
    agreement to resell (1)                            $  334,672       $  9,208     5.5%       $  257,119       $  6,965      5.5%
  Investment securities:
    Taxable                                               972,197         28,864     6.0           597,801         17,747      6.0
    Non-taxable (2)                                        62,598          2,059     6.6            14,519            579      8.0
  Loans:
    Commercial                                          1,071,831         57,264    10.8           806,457         44,210     11.1
    Real estate construction and term                     105,949          5,703    10.9            72,802          3,606     10.0
    Consumer and other                                     41,688          1,895     9.2            38,396          1,709      9.0
--------------------------------------                 ---------------------------------        ----------------------------------
  Total loans                                           1,219,468         64,862    10.7           917,655         49,525     10.9
--------------------------------------                 ---------------------------------        ----------------------------------
Total interest-earning assets                           2,588,935        104,993     8.2         1,787,094         74,816      8.4
--------------------------------------                 ---------------------------------        ----------------------------------

Cash and due from banks                                   130,256                                  159,735
Allowance for loan losses                                (40,382)                                  (36,110)
Other real estate owned                                       689                                    1,544
Other assets                                               50,588                                   34,693
--------------------------------------                 ---------------------------------        ----------------------------------
Total assets                                           $2,730,086                               $1,946,956
--------------------------------------                 ---------------------------------        ----------------------------------
--------------------------------------                 ---------------------------------        ----------------------------------

Funding sources:
Interest-bearing liabilities:
  NOW deposits                                          $  18,306            180     2.0         $  13,789            129      1.9
  Regular money market deposits                           331,846          4,466     2.7           337,786          4,519      2.7
  Bonus money market deposits                           1,311,119         29,408     4.5           766,875         17,042      4.5
  Time deposits                                           128,847          2,877     4.5            98,074          1,984      4.1
  Other borrowings                                            110              3     6.0                 -              -      -
--------------------------------------                 ---------------------------------        ----------------------------------
Total interest-bearing liabilities                      1,790,228         36,934     4.2         1,216,524         23,674      3.9
Portion of noninterest-bearing
  funding sources                                         798,707                                  570,570
--------------------------------------                 ---------------------------------        ----------------------------------
Total funding sources                                   2,588,935         36,934     2.9         1,787,094         23,674      2.7
--------------------------------------                 ---------------------------------        ----------------------------------

Noninterest-bearing funding sources:
Demand deposits                                           725,683                                  574,408
Other liabilities                                          18,135                                   13,658
Trust preferred securities                                  8,529                                        -
Shareholders' equity                                      187,511                                  142,366
Portion used to fund
  interest-earning assets                                (798,707)                                (570,570)
--------------------------------------                 -----------                              -----------
Total liabilities and shareholders'
  equity                                               $2,730,086                               $1,946,956
--------------------------------------                 -----------                              ----------
--------------------------------------                 -----------                              ----------

Net interest income and margin                                           $68,059     5.3%                         $51,142      5.8%
--------------------------------------                                   --------    ----                         --------     ----
--------------------------------------                                   --------    ----                         --------     ----

Memorandum:  Total deposits                            $2,515,801                               $1,790,932
--------------------------------------                 -----------                              ----------
--------------------------------------                 -----------                              ----------

(1) Includes average interest-bearing deposits in other financial institutions of $257 and $323 for the six months ended June 30, 1998 and 1997, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1998 and 1997. The tax equivalent adjustments were $721 and $203 for the six months ended June 30, 1998 and 1997, respectively.

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



                                                              1998 Compared to 1997
                                         -------------------------------------------------------------------------------
                                          Three Months Ended June 30,           Six Months Ended June 30,
                                                  (Unaudited)                          (Unaudited)
                                         ---------------------------------------------------------------------------------
                                             Increase (Decrease)                   Increase (Decrease)
                                               Due to Change in                      Due to Change in
                                         ---------------------------------------------------------------------------------
(Dollars in thousands)                      Volume         Rate         Total         Volume         Rate         Total
--------------------------------------------------------------------------------------------------------------------------

Interest income:
 Federal funds sold and securities
 purchased under agreement to resell        $  1,066       $  (30)      $  1,036      $  2,135       $  108       $  2,243
 Investment securities                         7,213         (152)         7,061        12,625          (28)        12,597
 Loans                                         7,863         (692)         7,171        16,053         (716)        15,337
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income        16,142         (874)        15,268        30,813         (636)        30,177
--------------------------------------------------------------------------------------------------------------------------

Interest expense:
 NOW deposits                                     42            4             46            44            7             51
 Regular money market deposits                  (131)          15           (116)          (80)          27            (53)
 Bonus money market deposits                   6,522         (112)         6,410        12,207          159         12,366
 Time deposits                                   260           93            353           687          206            893
 Other borrowings                                  -            -              -             3            -              3
----------------------------------------------------------------------------------------------------------------------------
Increase in interest expense                   6,693            -          6,693        12,861          399         13,260
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income  $  9,449        $(874)      $  8,575       $17,952      $(1,035)       $16,917
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------


Net interest income, on a fully taxable-equivalent basis, totaled $35.8 million for the second quarter of 1998, an increase of $8.6 million, or 31.5%, from the $27.2 million total for the second quarter of 1997. The increase in net interest income was the result of a $15.3 million, or 38.3%, increase in interest income, offset by a $6.7 million, or 53.0%, increase in interest expense over the comparable prior year period.

The $15.3 million increase in interest income for the second quarter of 1998, as compared to the second quarter of 1997, was the result of a $16.1 million favorable volume variance partially offset by a $0.9 million unfavorable rate variance. The favorable volume variance resulted from a $853.9 million, or 45.8%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which increased $772.8 million, or 41.5%, compared to the second quarter of 1997. The increase in average interest-earning assets consisted of loans, which were up $295.2 million, plus a combination of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $558.8 million, accounting for 65.4% of the total increase in average interest-earning assets.

Average loans increased $295.2 million, or 30.4%, in the second quarter of 1998 as compared to the 1997 second quarter, resulting in a $7.9 million favorable volume variance. This growth was widely distributed throughout the loan portfolio, as reflected by increased loan balances in most of the Company's technology, life sciences and special industry niche practices, in specialized lending products, and throughout the Company's loan offices located across the nation.

Average investment securities for the second quarter of 1998 increased $481.6 million, or 77.1%, as compared to the 1997 second quarter, resulting in a $7.2 million favorable volume variance. The aforementioned strong growth in average deposits exceeded the growth in average loans over the past year, and generated excess funds that were largely invested in U.S. agency securities, U.S. Treasury securities, mortgage-backed securities, and municipal securities.

Average federal funds sold and securities purchased under agreement to resell in the second quarter of 1998 increased a combined $77.1 million, or 28.8%, over the prior year second quarter, resulting in a $1.1 million favorable volume variance. This increase was also a result of the aforementioned strong growth in average deposits during the past year.

The $16.1 million favorable volume variance associated with interest-earning assets was partially offset by a $0.9 million unfavorable rate variance in the second quarter of 1998 as compared to the respective prior year period. This unfavorable rate variance was largely attributable to a $0.7 million decrease in loan interest income that resulted from a 30 basis points decline in the average yield on loans primarily due to increased competition.

The yield on average interest-earning assets decreased 40 basis points in the second quarter of 1998 from the comparable prior year period. This decrease resulted from a decline in the average yield on loans, largely due to increased competition, and a shift in the composition of average interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned deposit growth having exceeded the growth in loans.

Total interest expense in the 1998 second quarter increased $6.7 million from the second quarter of 1997 due to an unfavorable volume variance. The unfavorable volume variance resulted from a $603.3 million, or 46.8%, increase in average interest-bearing liabilities in the second quarter of 1998 as compared with the second quarter of 1997. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $591.0 million, or 72.7%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients served by the Company.

The average cost of funds paid on interest-bearing liabilities increased 20 basis points in the second quarter of 1998 versus the comparable prior year period. This increase primarily resulted from a shift in the composition of average interest-bearing liabilities towards a higher percentage of the Company's bonus money market deposit product. This shift in the composition of average interest-bearing liabilities resulted from the aforementioned high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients served by the Company.

Net interest income, on a fully taxable-equivalent basis, totaled $68.1 million for the first half of 1998, an increase of $16.9 million, or 33.1%, from the $51.1 million total for the first half of 1997. The increase in net interest income was the result of a $30.2 million, or 40.3%, increase in interest income, offset by a $13.3 million, or 56.0%, increase in interest expense over the comparable prior year period.

The $30.2 million increase in interest income for the first half of 1998, as compared to the first half of 1997, was the result of a $30.8 million favorable volume variance partially offset by a $0.6 million unfavorable rate variance. The favorable volume variance was attributable to growth in average interest-earning assets, which increased $801.8 million, or 44.9%, from the prior year comparable period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which increased $724.9 million, or 40.5%, compared to the first half of 1997, and primarily consisted of an increase in both average loans and investment securities. The growth in average loans was widely distributed throughout the loan portfolio, as reflected by increased loan balances in most of the Company's technology, life sciences and special industry niche practices, in specialized lending products, and throughout the Company's loan offices located across the nation. The growth in average investment securities resulted from the aforementioned strong growth in average deposits, which exceeded the growth in average loans over the past year, and generated excess funds that were largely invested in U.S. agency securities, U.S. Treasury securities, mortgage-backed securities, and municipal securities.

The $30.8 million favorable volume variance associated with interest-earning assets was partially offset by a $0.6 million unfavorable rate variance in the first half of 1998 as compared to the respective prior year period. This unfavorable rate variance was largely attributable to a $0.7 million decrease in loan interest income that resulted from a 20 basis points decline in the average yield on loans primarily due to increased competition.

Total interest expense in the first half of 1998 increased $13.3 million from the first half of 1997 due to a $12.9 million unfavorable volume variance combined with a $0.4 million unfavorable rate variance. The unfavorable volume variance resulted from a $573.7 million, or 47.2%, increase in average interest-bearing liabilities in the first half of 1998 as compared with the first half of 1997. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $544.2 million, or 71.0%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients served by the Company. The $0.4 million unfavorable rate variance was largely attributable to slight increases in the average rate paid on the Company's various interest-bearing liabilities.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The Company's provision for loan losses totaled $4.0 million for the second quarter of 1998, a $1.4 million, or 53.7%, increase compared to the $2.6 million provision for the second quarter of 1997. The provision for loan losses increased $3.5 million, or 59.3%, to a total of $9.5 million for the first six months of 1998, versus $6.0 million for the comparable 1997 period. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the three and six month periods ended June 30, 1998 and 1997:


                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                                  (Unaudited)                         (Unaudited)
                                                            --------------------------        -------------------------
(Dollars in thousands)                                        1998              1997            1998            1997
-----------------------------------------------------------------------------------------------------------------------

Disposition of client warrants                                $1,834            $1,082           $4,274         $4,245
Letter of credit and foreign exchange income                   1,631             1,110            3,342          2,090
Deposit service charges                                          473               407              846            772
Investment gains                                                   3                44              477             45
Other                                                            494               334              887            655
----------------------------------------------------------------------------------------------------------------------------
Total noninterest income                                      $4,435            $2,977           $9,826         $7,807
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------


Noninterest income increased $1.5 million, or 49.0%, to a total of $4.4 million in the second quarter of 1998 versus $3.0 million in the prior year second quarter. The increase in noninterest income was largely due to both a $0.8 million increase from the disposition of client warrants and a $0.5 million increase in letter of credit fees, foreign exchange fees and other trade finance income in the 1998 second quarter as compared to the respective prior year period. Noninterest income totaled $9.8 million for the first six months of 1998, an increase of $2.0 million, or 25.9%, from the $7.8 million in the comparable 1997 period. This increase was largely due to a $1.3 million increase in letter of credit fees, foreign exchange fees and other trade finance income and a $0.4 million increase in gains on sales of investment securities.

The Company has historically obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming, and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depend upon factors beyond the control of the Company, including the general condition of the public equity markets as well as the merger and acquisition environment, and therefore cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. During the first six months of 1998, as well as throughout 1997, a significant portion of the income realized by the Company from the disposition of client warrants was offset by expenses related to the Company's efforts to build an infrastructure sufficient to support present and prospective business activities, as well as evaluate and pursue new business opportunities, and was also offset by increases to the provision for loan losses during those periods. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized from the disposition of client warrants in furthering its business strategies.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $1.6 million in the second quarter of 1998, an increase of $0.5 million, or 46.9%, from the $1.1 million earned in the second quarter of 1997. For the first six months of 1998, letter of credit fees, foreign exchange fees and other trade finance income totaled $3.3 million, an increase of $1.3 million, or 59.9%, compared to the $2.1 million in the first six months of 1997. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance products and services among the Company's growing client base, a large percentage of which provide products and services in international markets.

Deposit service charges totaled $0.5 million for the three month period ended June 30, 1998, an increase of $0.1 million, or 16.2%, from the $0.4 million reported in the second quarter of 1997. For the first six months of both 1998 and 1997 deposit service charges totaled $0.8 million. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by the Company as deposit service charges income.

The Company realized a $0.5 million gain on sales of investment securities during the first six months of 1998, compared to a nominal gain on sales of investment securities during the first half of the prior year. All investment securities sold were classified as available-for-sale, and all sales were conducted as a normal component of the Company's asset/liability and liquidity management activities. For additional related discussion, see the
Item 2 section entitled "Liquidity."

Other noninterest income largely consists of service-based fee income, and increased $0.2 million, or 47.9%, to $0.5 million in the second quarter of 1998 from $0.3 million in the second quarter of 1997. For the six month period ended June 30, 1998, other noninterest income increased $0.2 million, or 35.4%, to $0.9 million from $0.7 million in the comparable 1997 period. The increase during 1998 was primarily due to a higher volume of cash management and loan documentation services related to the Company's growing client base.

NONINTEREST EXPENSE

Noninterest expense in the second quarter of 1998 totaled $21.8 million, a $6.0 million, or 38.2%, increase from the $15.8 million incurred in the comparable 1997 period. Noninterest expense totaled $40.7 million for the first six months of 1998, an increase of $10.3 million, or 33.7%, over the $30.4 million total for the comparable 1997 period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio for the 1998 second quarter was 60.7% versus 54.3% for the second quarter of 1997. The Company's efficiency ratio for the first six months of 1998 was 57.9%, versus 55.8% for the comparable 1997 period. The following table presents the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:



                                                                                 Three Months Ended June 30,
                                                           ------------------------------------------------------------------
                                                                      1998                                    1997
                                                           --------------------------              --------------------------
                                                                           Percent of                              Percent of
                                                                            Adjusted                                Adjusted
(Dollars in thousands)                                     Amount           Revenues               Amount           Revenues
-----------------------------------------------------------------------------------------------------------------------------

Compensation and benefits                                 $12,483             32.9%                $ 9,420             32.6%
Furniture and equipment                                     2,691              7.1                     763              2.6
Professional services                                       2,602              6.8                   1,695              5.9
Business development and travel                             1,407              3.7                   1,026              3.5
Net occupancy expense                                       1,067              2.8                     891              3.1
Telephone                                                     597              1.6                     330              1.1
Advertising and promotion                                     520              1.4                     450              1.6
Postage and supplies                                          478              1.3                     342              1.2
Trust preferred securities distributions                      362              1.0                       -                -
Other                                                         840              2.2                     803              2.8
-----------------------------------------------------------------------------------------------------------------------------
Total excluding cost of other
  real estate owned                                        23,047             60.7%                 15,720             54.3%
Cost of other real estate owned                            (1,274)                                      34
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                 $21,773                                  $15,754
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                                                                                 Six Months Ended June 30,
                                                           ------------------------------------------------------------------
                                                                      1998                                    1997
                                                           --------------------------              --------------------------
                                                                           Percent of                              Percent of
                                                                            Adjusted                                Adjusted
(Dollars in thousands)                                     Amount           Revenues               Amount           Revenues
-----------------------------------------------------------------------------------------------------------------------------

Compensation and benefits                                 $24,104             33.3%                $18,476             33.9%
Professional services                                       4,029              5.6                   3,131              5.7
Furniture and equipment                                     3,731              5.2                   1,424              2.6
Business development and travel                             2,962              4.1                   1,986              3.6
Net occupancy expense                                       2,058              2.8                   1,653              3.0
Telephone                                                   1,119              1.5                     634              1.2
Advertising and promotion                                     910              1.3                     728              1.3
Postage and supplies                                          910              1.3                     702              1.3
Trust preferred securities distributions                      362              0.5                       -                -
Other                                                       1,741              2.4                   1,660              3.0
-----------------------------------------------------------------------------------------------------------------------------
Total excluding cost of other
  real estate owned                                        41,926             57.9%                 30,394             55.8%
Cost of other real estate owned                            (1,248)                                      26
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                 $40,678                                  $30,420
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------


Compensation and benefits expenses totaled $12.5 million in the second quarter of 1998, a $3.1 million, or 32.5%, increase over the $9.4 million incurred in the second quarter of 1997. For the first six months of 1998, compensation and benefits expenses totaled $24.1 million, an increase of $5.6 million, or 30.5%, compared to $18.5 million for the comparable 1997 period. The increase in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent (FTE) personnel employed by the Company. Average FTE were 501 and 488 for the three and six month periods ended June 30, 1998 versus 402 and 397 for the respective prior year periods. The increase in FTE was primarily due to a combination of the Company's efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in the Company's FTE is likely to occur during future years as a result of the continued expansion of the Company's business activities.

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

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and the Company's Board of Directors, totaled $2.6 million and $4.0 million for the three and six month periods ended June 30, 1998, an increase of $0.9 million, or 53.5%, and $0.9 million, or 28.7%, compared to $1.7 million and $3.1 million in the comparable 1997 periods. The level of professional services expenses during 1998 and 1997 reflects the extensive efforts undertaken by the Company to continue to build and support its infrastructure, as well as evaluate and pursue new business opportunities, and also reflects the Company's efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where the Company believes it can achieve a combination of cost savings and increased quality of service.

Occupancy, furniture and equipment expenses totaled $3.8 million and $5.8 million for the three and six month periods ended June 30, 1998, an increase of $2.1 million, or 127.2%, and $2.7 million, or 88.1%, from the $1.7 million and $3.1 million for the three and six month periods ended June 30, 1997, respectively. The increase in occupancy, furniture and equipment expenses in 1998 as compared to 1997, was primarily the result of the Company incurring certain non-recurring costs in connection with the expansion of its existing headquarters facility during the second quarter of 1998. Occupancy, furniture and equipment expenses were also impacted by costs related to furniture, computer equipment and other related costs associated with the Company opening new loan offices in West Los Angeles, California, and Rosemont, Illinois, in early 1998. The Company intends to continue its geographic expansion into other emerging technology market places across the U.S. during future years.

Business development and travel expenses totaled $1.4 million and $3.0 million for the three and six month periods ended June 30, 1998, an increase of $0.4 million, or 37.1%, and $1.0 million, or 49.1%, compared to the $1.0 million and $2.0 million totals for the comparable 1997 periods. The increase in business development and travel expenses was largely attributable to overall growth in the Company's business, including both an increase in the number of FTE and expansion into new geographic markets.

Total telephone expenses were $0.6 million and $1.1 million for the three and six month periods ended June 30, 1998, and increase of $0.3 million, or 80.9%, and $0.5 million, or 76.5%, compared to the $0.3 million and $0.6 million totals for the comparable 1997 periods. The increase in telephone expenses in 1998, as compared to the prior year respective periods, was largely the result of the aforementioned overall growth in the Company's business, including both an increase in the number of FTE and expansion into new geographic markets.

The Company incurred $0.4 million in trust preferred securities distributions in connection with the sale of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years. The future pre-tax expense associated with the trust preferred securities distributions will be approximately $0.8 million per quarter. For further discussion related to the trust preferred securities, see the Item 2 section entitled "Liquidity."

During the second quarter of 1998, the Company realized a net gain of $1.3 million in connection with a sale of an OREO property that consisted of multiple undeveloped lots.

The Company and the Bank are aware of the "year 2000" issue and the related potential risks. The Bank has engaged a third party vendor, a recognized expert in assisting in all phases of year 2000 compliance, as part of a multiphase project to assist the Bank with addressing the year 2000 issue. The first two phases of the year 2000 compliance project, systems inventory and risk assessment, were completed during the second quarter of 1998. The expense and related impact on the Company's pre-tax earnings of the first two phases of the year 2000 compliance project was approximately $250,000. Phase three, renovation, consists of analysis, remediation and unit testing, began during the second quarter of 1998 and is projected to be completed by the end of 1998. The expense and related potential impact on the Company's pre-tax earnings of phase three of the year 2000 compliance project is expected to approximate $1,250,000. The fourth and final phase, validation and implementation, is expected to begin in the first quarter of 1999. Management has not yet assessed the potential financial impact of the last phase of the project.

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

INCOME TAXES

The Company's effective tax rate was 41.6% and 41.5% for the second quarter and first half of 1998, respectively, compared to 42.0% in both the three and six month prior year periods. The slight decrease in the Company's effective income tax rate was attributable to adjustments in the Company's estimate of its tax liabilities.

FINANCIAL CONDITION

The Company's total assets were $3.1 billion at June 30, 1998, an increase of $498.0 million, or 19.0%, compared to $2.6 billion at December 31, 1997.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled a combined $548.2 million at June 30, 1998, an increase of $226.5 million, or 70.4%, compared to the $321.8 million outstanding at the prior year end. This increase was attributable to the Company investing excess funds, resulting from the strong growth in deposits during the first half of 1998 having exceeded the growth in loans, in these types of short-term, liquid investments.

INVESTMENT SECURITIES

Investment securities totaled $1.1 billion at June 30, 1998, an increase of $52.6 million, or 5.2%, from the December 31, 1997, balance of $1.0 billion. This slight increase resulted from excess funds that were generated by strong growth in the Company's deposits outpacing the growth in loans during the first half of 1998, and primarily consisted of U.S. agency securities and commercial paper investments.

LOANS

Total loans, net of unearned income, at June 30, 1998, were $1.4 billion, a $176.1 million, or 15.0%, increase compared to the roughly $1.2 billion total at December 31, 1997. The increase in loans from the 1997 year-end total was widely distributed throughout the loan portfolio. This diversified growth was evidenced by increased quarter-end loan balances in many of the Company's market niches, specialized lending products and loan offices.

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

The allowance for loan losses totaled $42.3 million at June 30, 1998, an increase of $4.6 million, or 12.2%, compared to the $37.7 million balance at December 31, 1997. This increase was due to $9.5 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $4.9 million for the first half of 1998. Gross charge-offs for the first half of 1998 totaled $6.5 million and included a charge-off totaling $3.0 million related to one commercial credit in the Bank's Diversified Industries practice.

In general, Management believes the allowance for loan losses is adequate as of June 30, 1998. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:



                                                        June 30,                  December 31,
                                                         1998                         1997
(Dollars in thousands)                                (Unaudited)                 (Unaudited)
-------------------------------------------------------------------------------------------------

Nonperforming assets:
Loans past due 90 days or more                                     $  1,573       $  1,016
Nonaccrual loans                                                     29,798         24,476
-------------------------------------------------------------------------------------------------
Total nonperforming loans                                            31,371         25,492
OREO and other foreclosed assets                                      1,858          1,858
-------------------------------------------------------------------------------------------------
Total nonperforming assets                                         $ 33,229       $ 27,350
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans                      2.3%          2.2%
OREO and other foreclosed assets as a percentage of total assets        0.1%          0.1%
Nonperforming assets as a percentage of total assets                    1.1%          1.0%

Allowance for loan losses:                                          $42,300       $37,700
 As a percentage of total loans                                         3.1%          3.2%
 As a percentage of nonaccrual loans                                  142.0%        154.0%
 As a percentage of nonperforming loans                               134.8%        147.9%


Nonperforming loans totaled $31.4 million, or 2.3% of total loans, at June 30, 1998, compared to $25.5 million, or 2.2% of total loans, at December 31, 1997. The increase in nonperforming loans from the prior year end was primarily due to two credits, each in excess of $3.0 million, being placed on nonaccrual status during the first six months of 1998.

In addition to the loans disclosed in the foregoing analysis, Management has identified three loans with principal amounts aggregating approximately $16.5 million, that, on the basis of information known by Management, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

OREO and other foreclosed assets totaled a combined $1.9 million at both June 30, 1998, and December 31, 1997. The OREO and other foreclosed assets balance at June 30, 1998, consisted of one OREO property and one other asset which was acquired through foreclosure. The OREO property consists of multiple undeveloped lots and was acquired by the Company prior to June 1993. The one other asset acquired through foreclosure, which totaled $1.2 million at June 30, 1998, consists of a favorable leasehold right under a master lease which the Company acquired upon foreclosure of a loan during the third quarter of 1997.

DEPOSITS

Total deposits were $2.9 billion at June 30, 1998, an increase of $434.9 million, or 17.9%, from the prior year-end total of $2.4 billion. A significant portion of the increase in deposits during the first half of 1998 was concentrated in the Company's highest-rate paying deposit product, the bonus money market deposit product, which increased $388.1 million, or 33.9%, to a total of $1.5 billion at the end of the June 30, 1998. This increase was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community, and by growth during the first half of 1998 in the number of clients served by the Company.

MARKET RISK MANAGEMENT

Interest rate risk is the most significant market risk impacting the Company. The Company's monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from the Company's assets, liabilities and off-balance sheet items, defined as the Company's market value of portfolio equity (MVPE). See the Company's 1997 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 1997. There have been no changes in the assumptions used by the Company in monitoring interest rate risk, and the Company is in compliance with all interest rate risk policy guidelines as of June 30, 1998. Other types of market risk affecting the Company in the normal course of its business activities include foreign currency exchange risk and equity price risk. The impact on the Company, resulting from these other two types of market risks, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

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

Additionally, during the second quarter of 1998 the Company issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust (SVB Capital I). The securities had an offering price (liquidation amount) of $25 per security and distributions at a fixed rate of 8.25% will be paid by the Company quarterly. The securities have a maximum maturity of 30 years. The Company received proceeds of $38.5 million related to the sale of these securities, net of underwriting commissions and other offering expenses. The proceeds will be used by the Company for general corporate purposes, which may include, without limitation, investments in liquid government and corporate debt securities, and investments in venture capital funds.

Bank policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At June 30, 1998, the Bank's ratio of liquid assets to total deposits was 53.4%. This ratio is well in excess of the Bank's minimum policy guidelines and is slightly higher than the comparable ratio of 52.1% as of December 31, 1997. In addition to monitoring the level of liquid assets relative to total deposits, the Bank also utilizes other policy measures in its liquidity management activities. As of June 30, 1998, the Bank was in compliance with all of these policy measures.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. Aside from current earnings, other sources of new capital for the Company have been the issuance of common stock under the Company's employee benefit plans, including the Company's stock option plans, defined contribution plans and employee stock purchase plan.

Additionally, during the second quarter of 1998 the Company issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust (SVB Capital I), which is a wholly owned subsidiary of the Company. The trust preferred securities are presented as a separate line item in the consolidated balance sheet of the Company under the caption "Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures." The securities have a maximum maturity of 30 years and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve Board.

Shareholders' equity totaled $198.3 million at June 30, 1998, an increase of $23.8 million, or 13.6%, from the $174.5 million balance at December 31, 1997. This increase resulted from net income of $15.8 million combined with capital generated primarily through the Company's employee benefit plans of $8.5 million, slightly offset by a decrease in the after-tax net unrealized gain on available-for-sale investments of $0.5 million from the prior year end.

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

The Company's and the Bank's risk-based capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of June 30, 1998, and December 31, 1997. Capital ratios for the Company are set forth below:


                                                        June 30,             December 31,
                                                          1998                   1997
                                                      (UNAUDITED)
-------------------------------------------------------------------------------------------

Total risk-based capital ratio                          13.2%                11.5%
Tier 1 risk-based capital ratio                         11.9%                10.2%
Tier 1 leverage ratio                                    8.2%                 7.1%
-------------------------------------------------------------------------------------------

The improvement in the Company's total risk-based capital ratio and Tier 1 risk-based capital ratio from December 31, 1997, to June 30, 1998, was attributable to an increase in Tier 1 capital, partially offset by an increase in total assets. The increase in Tier 1 capital primarily resulted from the aforementioned net income and the issuance of $40.0 million in trust preferred securities during the first six months of 1998.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at June 30, 1998, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 16, 1998. Each of the persons named in the Proxy Statement as a nominee for director was elected; and the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for 1998 was ratified. The following are the voting results on each of these matters:

ELECTION OF DIRECTORS                                   IN FAVOR       WITHHELD

Gary K. Barr                                           8,552,794        138,915
James F. Burns, Jr.                                    8,552,622        139,087
John C. Dean                                           8,550,305        141,404
David M. deWilde                                       8,552,794        138,915
Clarence J. Ferrari, Jr., Esq.                         8,552,794        138,915
Daniel J. Kelleher                                     8,453,276        238,433
James R. Porter                                        8,552,622        139,087
Ann R. Wells                                           8,460,489        231,220

OTHER MATTERS                                      IN FAVOR  OPPOSED  ABSTAINED

Ratification of the appointment of
   KPMG Peat Marwick LLP as the
   Company's independent auditors
   for 1998                                       8,657,406  11,205    23,098

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     4.2   Form of Subordinated Indenture

     4.3   Form of Junior Subordinated Debenture

     4.6   Form of Amended and Restated Trust Agreement of SVB Capital I

     4.7 Form of Trust Preferred Certificate of SVB Capital I (included as an exhibit to Exhibit 4.6)

     4.8   Form of Guarantee Agreement

     4.9 Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.6)

     4.10 Form of Common Securities Certificate of SVB Capital I (included as an exhibit to Exhibit 4.6)

     4.11  Form of Officers' Certificate and Company Order

    10.38 Promissory Note between Silicon Valley Bancshares and Christopher T. Lutes, as of June 10, 1998

    10.39  The 1998 Venture Capital Retention Program, Amended June 18, 1998

(b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SILICON VALLEY BANCSHARES


Date:  August 13, 1998             /s/ Christopher T. Lutes
                                   -------------------------------
                                   Christopher T. Lutes
                                   Executive Vice President and
                                     Chief Financial Officer
                                   (Principal Accounting Officer)