Form 10-Q
period 1998-09-30
SILICON VALLEY BANCSHARES
filed 1998-11-13
CIK 719739

   As filed with the Securities and Exchange Commission on November 13, 1998

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  -----------
                                   FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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


    At October 31, 1998, 20,641,341 shares of the registrant's common stock
                        (no par value) were outstanding.


                    This report contains a total of 31 pages.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

ITEM 1.    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS                                        3

           CONSOLIDATED INCOME STATEMENTS                                     4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                    5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                              6

           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                 7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               12

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                 30

ITEM 2.    CHANGES IN SECURITIES                                             30

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   30

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               30

ITEM 5.    OTHER INFORMATION                                                 30

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  30

SIGNATURES                                                                   31

                         PART I - FINANCIAL INFORMATION

               ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,       December 31,
                                                                                        1998               1997
(Dollars in thousands)                                                              (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                              $  107,953          $  105,059
Federal funds sold and securities purchased under
  agreement to resell                                                                   711,220             321,773
Investment securities, at fair value                                                    940,893           1,013,904
Loans, net of unearned income                                                         1,438,231           1,174,645
Allowance for loan losses                                                               (35,900)            (37,700)
-------------------------------------------------------------------------------------------------------------------
  Net loans                                                                           1,402,331           1,136,945
Premises and equipment                                                                    9,348               4,460
Other real estate owned                                                                     664                 689
Accrued interest receivable and other assets                                             43,773              42,293
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $3,216,182          $2,625,123
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing demand deposits                                                  $  839,713          $  788,442
NOW deposits                                                                             15,561              21,348
Money market deposits                                                                 1,958,341           1,497,996
Time deposits                                                                           130,255             124,621
-------------------------------------------------------------------------------------------------------------------
  Total deposits                                                                      2,943,870           2,432,407
Other liabilities                                                                        23,602              18,235
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     2,967,472           2,450,642
-------------------------------------------------------------------------------------------------------------------

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures
 (trust preferred securities)                                                            38,472                   -

Shareholders' Equity:
Preferred stock, no par value:
  20,000,000 shares authorized; none outstanding
Common stock, no par value:
  60,000,000 shares authorized; 20,635,643 and
  19,940,474 shares outstanding at September 30, 1998
  and December 31, 1997, respectively                                                    91,728              83,009
Retained earnings                                                                       119,331              94,999
Unearned compensation                                                                    (4,792)             (5,946)
Accumulated other comprehensive income:
   Net unrealized gain on available-for-sale investments                                  3,971               2,419
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              210,238             174,481
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $3,216,182          $2,625,123
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                         CONSOLIDATED INCOME STATEMENTS

                                                  For the three months ended           For the nine months ended
                                                  --------------------------           -------------------------
                                                 September 30,   September 30,      September 30,       September 30,
                                                     1998            1997               1998                1997
(Dollars in thousands, except per share amounts)  (Unaudited)    (Unaudited)         (Unaudited)         (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                            $36,494         $28,349            $101,356            $ 77,874
   Investment securities                             17,757          10,897              47,959              29,020
   Federal funds sold and securities
     purchased under agreement to resell              5,941           4,925              15,149              11,891
-------------------------------------------------------------------------------------------------------------------
Total interest income                                60,192          44,171             164,464             118,785
-------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                          21,736          15,117              58,669              38,791
   Other borrowings                                       -               -                   3                   -
-------------------------------------------------------------------------------------------------------------------
Total interest expense                               21,736          15,117              58,672              38,791
-------------------------------------------------------------------------------------------------------------------
Net interest income                                  38,456          29,054             105,792              79,994
Provision for loan losses                            10,557           1,716              20,061               7,682
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                   27,899          27,338              85,731              72,312
-------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Letter of credit and foreign
     exchange income                                  1,795           1,159               5,137               3,249
   Disposition of client warrants                       705             708               4,979               4,953
   Investment gains                                   4,149              33               4,626                  78
   Deposit service charges                              432             588               1,277               1,360
   Other                                                635             318               1,523                 973
-------------------------------------------------------------------------------------------------------------------
Total noninterest income                              7,716           2,806              17,542              10,613
-------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Compensation and benefits                         10,773          10,625              34,877              29,100
   Professional services                              2,361           1,958               6,390               5,088
   Furniture and equipment                            1,320           1,178               5,051               2,602
   Business development and travel                    1,460           1,077               4,422               3,063
   Net occupancy expense                              1,394             840               3,451               2,493
   Telephone                                            481             370               1,600               1,004
   Advertising and promotion                            643             354               1,553               1,082
   Postage and supplies                                 635             420               1,545               1,122
   Trust preferred securities distributions             825               -               1,187                   -
   Cost of other real estate owned                       19              30              (1,229)                 56
   Other                                              1,152             766               2,893               2,429
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense                            21,063          17,618              61,740              48,039
-------------------------------------------------------------------------------------------------------------------
Income before income tax expense                     14,552          12,526              41,533              34,886
Income tax expense                                    6,002           5,261              17,202              14,652
-------------------------------------------------------------------------------------------------------------------
Net income                                          $ 8,550         $ 7,265            $ 24,331            $ 20,234
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share                            $  0.42         $  0.37            $   1.20            $   1.05
Diluted earnings per share                          $  0.41         $  0.35            $   1.16            $   1.00
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                For the three months ended             For the nine months ended
                                                --------------------------             -------------------------

                                              September 30,     September 30,       September 30,      September 30,
                                                  1998              1997                1998                1997
(Dollars in thousands)                         (Unaudited)      (Unaudited)          (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Net income                                      $  8,550           $7,265              $24,331             $20,234

Other comprehensive income, net of tax:
   Unrealized gain/(loss) on available-for-
     sale investments:
     Unrealized holding gain arising
       during period                               4,873            2,172                7,123               2,431
     Less: Reclassification adjustment for
       gain included in net income                (2,815)            (430)              (5,571)             (2,918)
------------------------------------------------------------------------------------------------------------------
Other comprehensive income                         2,058            1,742                1,552                (487)
------------------------------------------------------------------------------------------------------------------
Comprehensive income                             $10,608           $9,007              $25,883             $19,747
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the nine months ended
                                                                            ---------------------------------------

                                                                               September 30,            September 30,
                                                                                   1998                     1997
(Dollars in thousands)                                                         (Unaudited)               (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                               $   24,331               $    20,234
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Provision for loan losses                                                  20,061                     7,682
       Depreciation and amortization                                               1,187                       974
       Net gain on sales of investment securities                                 (4,626)                      (78)
       Net gain on sales of other real estate owned                               (1,298)                      (45)
       (Increase) decrease in accrued interest receivable                          1,108                    (5,260)
       Increase in prepaid expenses                                                 (924)                     (180)
       Increase in unearned income                                                   662                     1,757
       Increase (decrease) in accrued liabilities                                   (489)                      896
       Increase (decrease) in taxes payable                                        3,926                      (327)
       Other, net                                                                 (1,539)                   (2,316)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         42,399                    23,337
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and paydowns of
        investment securities                                                  1,122,228                   923,336
     Proceeds from sales of investment securities                                453,821                   105,476
     Purchases of investment securities                                       (1,489,814)               (1,236,675)
     Net increase in loans                                                      (288,165)                 (181,605)
     Proceeds from recoveries of charged off loans                                 2,055                     3,121
     Net proceeds from sales of other real estate owned                            1,323                     1,193
     Purchases of premises and equipment                                          (6,251)                     (426)
------------------------------------------------------------------------------------------------------------------
Net cash applied to investing activities                                        (204,803)                 (385,580)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                                                    511,463                   453,906
       Proceeds from issuance of trust preferred securities,
       net of issuance costs                                                      38,472                         -
     Proceeds from issuance of common stock,
       net of issuance costs                                                       4,810                     3,481
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        554,745                   457,387
------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                        392,341                    95,144
Cash and cash equivalents at January 1,                                          426,832                   433,177
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30,                                    $  819,173               $   528,321
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
     Interest paid                                                            $   58,528               $    38,514
     Income taxes paid                                                        $   16,306               $    14,585
Non-cash investing activities:
     Transfer of loans to other foreclosed assets                             $        -               $     1,169
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

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

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1998, the results of its operations for the three and nine month periods ended September 30, 1998, and September 30, 1997, and the results of its cash flows for the nine month periods ended September 30, 1998, and September 30, 1997. The December 31, 1997, consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1998, may not necessarily be indicative of the Company's operating results for the full year.

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

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $220,000 and $273,000 at September 30, 1998, and December 31, 1997, respectively.

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

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities also report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for annual financial statements issued for periods beginning after December 15, 1997.

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

In July 1998, the Securities and Exchange Commission (SEC) issued an interpretive release (Release No. 33-7558) that provides specific guidance regarding Year 2000 disclosure requirements in a public company's Form 10-K and 10-Qs. Emphasis of the Release is on expanded disclosure under Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). The Release supersedes the revised Staff Legal Bulletin No. 5 and is effective for quarters ending after August 4, 1998. See the Item 2 section entitled "Year 2000 Compliance" for the Company's expanded disclosure.

2.  EARNINGS PER SHARE

The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three and nine month periods ended September 30, 1998 and 1997. The number of shares and earnings per share have been restated to reflect a two-for-one stock split for common shares of record as of April 17, 1998.

                                           Three Months Ended September 30,        Nine Months Ended September 30,
                                                     (Unaudited)                            (Unaudited)
                                                     -----------                            -----------
(Dollars and shares in thousands,            Net                Per Share           Net                   Per Share
except per share amounts)                   Income     Shares     Amount           Income       Shares      Amount
-------------------------------------------------------------------------------------------------------------------
1998:
Basic EPS:
Income available to common
    shareholders                            $8,550      20,350     $0.42           $24,331       20,227      $1.20

Effect of Dilutive Securities:
Stock options and restricted stock               -         630         -                 -          721          -
-------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common
     shareholders plus assumed
     conversions                            $8,550      20,980     $0.41           $24,331       20,948      $1.16
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

1997:
Basic EPS:
Income available to common
     shareholders                           $7,265      19,480     $0.37           $20,234       19,212      $1.05

Effect of Dilutive Securities:
Stock options and restricted stock               -       1,097         -                 -        1,076          -
-------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common
     shareholders plus assumed
     conversions                            $7,265      20,577     $0.35           $20,234       20,288      $1.00
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

3.  LOANS

The detailed composition of loans, net of unearned income of $8.7 million and $8.0 million at September 30, 1998, and December 31, 1997, respectively, is presented in the following table:

                                                                              September 30,           December 31,
                                                                                  1998                    1997
(Dollars in thousands)                                                         (Unaudited)
------------------------------------------------------------------------------------------------------------------
Commercial                                                                      $1,266,547              $1,051,218
Real estate term                                                                    59,485                  33,395
Real estate construction                                                            58,819                  53,583
Consumer and other                                                                  53,380                  36,449
------------------------------------------------------------------------------------------------------------------
Total loans                                                                     $1,438,231              $1,174,645
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

4.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three and nine month periods ended September 30, 1998 and 1997 was as follows:

                                       Three Months Ended September 30,          Nine Months Ended September 30,
                                                  (Unaudited)                               (Unaudited)
                                                  -----------                               -----------
(Dollars in thousands)                    1998                   1997                1998                 1997
---------------------------------------------------------------------------------------------------------------
Beginning balance                       $42,300                $37,300             $37,700              $32,700
Provision for loan losses                10,557                  1,716              20,061                7,682
Loans charged off                       (17,406)                (1,700)            (23,916)              (4,903)
Recoveries                                  449                  1,284               2,055                3,121
---------------------------------------------------------------------------------------------------------------
Balance at September 30,                $35,900                $38,600             $35,900              $38,600
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $23.2 million and $23.3 million at September 30, 1998, and September 30, 1997, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $5.9 million at September 30, 1998, and $11.5 million at September 30, 1997. Average impaired loans for the third quarter of 1998 and 1997 totaled $30.2 million and $19.5 million, respectively. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's interim consolidated financial statements as presented in Item 1 of this report. In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and circumstances that may affect the Company's future results. Such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. These risks and uncertainties include, but are not limited to, those described in this discussion and analysis, as well as those described in the Company's 1997 Annual Report on Form 10-K.

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

EARNINGS SUMMARY

The Company reported net income of $8.6 million, or $0.41 per diluted share, for the third quarter of 1998, compared with net income of $7.3 million, or $0.35 per diluted share, for the third quarter of 1997. Net income totaled $24.3 million, or $1.16 per diluted share, for the nine months ended September 30, 1998, versus $20.2 million, or $1.00 per diluted share, for the respective 1997 period. The annualized return on average assets (ROA) was 1.1% in the third quarter of 1998 versus 1.3% in the third quarter of 1997. The annualized return on average equity (ROE) for the third quarter of 1998 was 16.6%, compared to 18.4% in the 1997 third quarter. For the first nine months of 1998, ROA was 1.1% and ROE was 16.9% versus 1.3% and 18.4%, respectively, for the comparable prior year period.

The increase in net income during the three and nine month periods ended September 30, 1998, as compared with the prior year respective periods, was attributable to increases in net interest income and noninterest income, partially offset by an increase in both the provision for loan losses and noninterest expense. The major components of net income and changes in these components are summarized in the following table for the three and nine month periods ended September 30, 1998 and 1997, and are discussed in more detail below.

                                          Three Months Ended September 30,         Nine Months Ended September 30,
                                                      (Unaudited)                           (Unaudited)
                                                      -----------                           -----------
(Dollars in thousands)                          1998               1997                  1998             1997
-------------------------------------------------------------------------------------------------------------------
Net interest income                           $38,456            $29,054              $105,792          $79,994
Provision for loan losses                      10,557              1,716                20,061            7,682
Noninterest income                              7,716              2,806                17,542           10,613
Noninterest expense                            21,063             17,618                61,740           48,039
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                     14,552             12,526                41,533           34,886
Income tax expense                              6,002              5,261                17,202           14,652
-------------------------------------------------------------------------------------------------------------------
Net income                                    $ 8,550            $ 7,265              $ 24,331          $20,234
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

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

The following tables set forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three and nine months ended September 30, 1998 and 1997, respectively.

-------------------------------------------------------------------------------
                       AVERAGE BALANCES, RATES AND YIELDS
-------------------------------------------------------------------------------

                                                            For the three months ended September 30,
                                                            ----------------------------------------
                                                         1998                                   1997
                                                      (Unaudited)                           (Unaudited)
                                                      -----------                           -----------
                                                                  Average                                  Average
                                             Average               Yield            Average                 Yield
(Dollars in thousands)                       Balance    Interest    Rate            Balance    Interest      Rate
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Federal funds sold and
     securities purchased under
     agreement to resell (1)               $  423,316    $ 5,941     5.6%         $  350,786    $ 4,925      5.6%
   Investment securities:
     Taxable                                1,135,695     16,835     5.9             680,886     10,399      6.1
     Non-taxable (2)                           79,872      1,418     7.0              45,767        766      6.6
   Loans:
     Commercial                             1,194,522     31,992    10.6             885,577     25,265     11.3
     Real estate construction and term        124,789      3,394    10.8              80,269      2,169     10.7
     Consumer and other                        48,380      1,108     9.1              35,905        915     10.1
-------------------------------------------------------------------------------------------------------------------
   Total loans                              1,367,691     36,494    10.6           1,001,751     28,349     11.2
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               3,006,574     60,688     8.0           2,079,190     44,439      8.5
-------------------------------------------------------------------------------------------------------------------

Cash and due from banks                       143,921                                147,834
Allowance for loan losses                     (43,295)                               (38,455)
Other real estate owned                           681                                    921
Other assets                                   57,447                                 37,507
-------------------------------------------------------------------------------------------------------------------
Total assets                               $3,165,328                             $2,226,997
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Funding sources:
Interest-bearing liabilities:
   NOW deposits                           $    21,742        101     1.8        $     17,900         94      2.1
   Regular money market deposits              353,241      2,434     2.7             356,449      2,441      2.7
   Bonus money market deposits              1,622,710     17,763     4.3             967,974     11,338      4.6
   Time deposits                              126,075      1,438     4.5             113,082      1,244      4.4
-------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          2,123,768     21,736     4.1           1,455,405     15,117      4.1
Portion of noninterest-bearing
   funding sources                            882,806                                623,785
-------------------------------------------------------------------------------------------------------------------
Total funding sources                       3,006,574     21,736     2.9           2,079,190     15,117      2.9
-------------------------------------------------------------------------------------------------------------------

Noninterest-bearing funding sources:
   Demand deposits                            773,506                                602,078
   Other liabilities                           25,644                                 13,033
   Trust preferred securities                  38,460                                      -
   Shareholders' equity                       203,950                                156,481
   Portion used to fund
       interest-earning assets               (882,806)                              (623,785)
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'
   equity                                  $3,165,328                             $2,226,997
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Net interest income and margin                           $38,952    5.1%                        $29,322     5.6%
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Memorandum:  Total deposits                $2,897,274                             $2,057,483
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

(1) Includes average interest-bearing deposits in other financial institutions of $232 and $298 for the three months ended September 30, 1998 and 1997, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1998 and 1997. The tax equivalent adjustments were $496 and $268 for the three months ended September 30, 1998 and 1997, respectively.

-------------------------------------------------------------------------------
                       AVERAGE BALANCES, RATES AND YIELDS
-------------------------------------------------------------------------------

                                                            For the nine months ended September 30,
                                                            ----------------------------------------
                                                         1998                                   1997
                                                      (Unaudited)                           (Unaudited)
                                                      -----------                           -----------
                                                                  Average                                  Average
                                             Average               Yield            Average                 Yield
(Dollars in thousands)                       Balance    Interest    Rate            Balance    Interest      Rate
-------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Federal funds sold and
     securities purchased under
     agreement to resell (1)               $  364,544    $ 15,149   5.6%           $  288,685   $ 11,891   5.5%
   Investment securities:
     Taxable                                1,027,295      45,699    5.9              625,800     28,146   6.0
     Non-taxable (2)                           68,419       3,477    6.8               25,049      1,344   7.2
   Loans:
     Commercial                             1,113,177      89,257   10.7              833,120     69,475  11.1
     Real estate construction and term        112,299       9,097   10.8               75,319      5,775  10.3
     Consumer and other                        43,943       3,002    9.1               37,556      2,624   9.3
-----------------------------------------------------------------------------------------------------------------
   Total loans                              1,269,419     101,356   10.7              945,995     77,874  11.0
-----------------------------------------------------------------------------------------------------------------
Total interest-earning assets               2,729,677     165,681    8.1            1,885,529    119,255   8.5
-----------------------------------------------------------------------------------------------------------------

Cash and due from banks                       134,861                                 155,725
Allowance for loan losses                     (41,364)                                (36,901)
Other real estate owned                           686                                   1,334
Other assets                                   52,901                                  35,642
-----------------------------------------------------------------------------------------------------------------
Total assets                               $2,876,761                              $2,041,329
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Funding sources:
Interest-bearing liabilities:
   NOW deposits                            $   19,463          283     1.9         $   15,175        222   2.0
   Regular money market deposits              339,056        6,900     2.7            344,075      6,960   2.7
   Bonus money market deposits              1,416,124       47,171     4.5            834,645     28,381   4.5
   Time deposits                              127,913        4,315     4.5            103,132      3,228   4.2
   Other borrowings                                73            3     5.5                  -          -     -
-----------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          1,902,629       58,672     4.1          1,297,027     38,791   4.0
Portion of noninterest-bearing
   funding sources                            827,048                                 588,502
-----------------------------------------------------------------------------------------------------------------
Total funding sources                       2,729,677       58,672     2.9          1,885,529     38,791   2.8
-----------------------------------------------------------------------------------------------------------------

Noninterest-bearing funding sources:
Demand deposits                               741,798                                 583,732
Other liabilities                              20,666                                  13,448
Trust preferred securities                     18,615                                       -
Shareholders' equity                          193,051                                 147,122
Portion used to fund
   interest-earning assets                   (827,048)                               (588,502)
-----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'
   equity                                  $2,876,761                              $2,041,329
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Net interest income and margin                            $107,009    5.2%                      $ 80,464   5.7%
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Memorandum:  Total deposits                $2,644,355                             $1,880,759
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

(1) Includes average interest-bearing deposits in other financial institutions of $248 and $315 for the nine months ended September 30, 1998 and 1997, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1998 and 1997. The tax equivalent adjustments were $1,217 and $470 for the nine months ended September 30, 1998 and 1997, respectively.

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

                                                                     1998 Compared to 1997
                                                                     ---------------------
                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                                       (Unaudited)                          (Unaudited)
                                                       -----------                          -----------
                                                    Increase (Decrease)                 Increase (Decrease)
                                                     Due to Change in                    Due to Change in
                                                    -------------------                 -------------------
(Dollars in thousands)                         Volume       Rate      Total        Volume        Rate      Total
------------------------------------------------------------------------------------------------------------------
Interest income:
   Federal funds sold and securities
     purchased under agreement to resell      $ 1,018  $      (2)   $ 1,016        $ 3,152   $    106    $ 3,258
   Investment securities                        7,342       (254)     7,088         19,967       (281)    19,686
   Loans                                        9,764     (1,619)     8,145         25,823     (2,341)    23,482
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income         18,124     (1,875)    16,249         48,942     (2,516)    46,426
------------------------------------------------------------------------------------------------------------------

Interest expense:
   NOW deposits                                    17        (10)         7             63         (2)        61
   Regular money market deposits                  (22)        15         (7)          (102)        42        (60)
   Bonus money market deposits                  7,168       (743)     6,425         19,369       (579)    18,790
   Time deposits                                  148         46        194            836        251      1,087
   Other borrowings                                 -          -          -              3          -          3
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense         7,311       (692)     6,619         20,169       (288)    19,881
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income    $10,813    $(1,183)   $ 9,630        $28,773    $(2,228)   $26,545
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

Net interest income, on a fully taxable-equivalent basis, totaled $39.0 million for the third quarter of 1998, an increase of $9.6 million, or 32.8%, from the $29.3 million total for the third quarter of 1997. The increase in net interest income was the result of a $16.2 million, or 36.6%, increase in interest income, offset by a $6.6 million, or 43.8%, increase in interest expense over the comparable prior year period.

The $16.2 million increase in interest income for the third quarter of 1998, as compared to the third quarter of 1997, was the result of an $18.1 million favorable volume variance partially offset by a $1.9 million unfavorable rate variance. The favorable volume variance resulted from a $927.4 million, or 44.6%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which increased $839.8 million, or 40.8%, compared to the third quarter of 1997. The increase in average interest-earning assets consisted of loans, which were up $365.9 million, plus a combination of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $561.4 million, accounting for 60.6% of the total increase in average interest-earning assets.

Average loans increased $365.9 million, or 36.5%, in the third quarter of 1998 as compared to the 1997 third quarter, resulting in a $9.8 million favorable volume variance. This growth was widely distributed throughout the loan portfolio, as reflected by increased loan balances in most of the Company's technology, life sciences and special industry niche practices, in specialized lending products, and throughout the Company's loan offices located across the nation.

Average investment securities for the third quarter of 1998 increased $488.9 million, or 67.3%, as compared to the 1997 third quarter, resulting in a $7.3 million favorable volume variance. The aforementioned strong growth in average deposits exceeded the growth in average loans over the past year, and generated excess funds that were largely invested in U.S. agency securities, U.S. Treasury securities, mortgage-backed securities, and municipal securities.

Average federal funds sold and securities purchased under agreement to resell in the third quarter of 1998 increased a combined $72.5 million, or 20.7%, over the prior year third quarter, resulting in a $1.0 million favorable volume variance. This increase was also a result of the aforementioned strong growth in average deposits during the past year.

The $18.1 million favorable volume variance associated with interest-earning assets was partially offset by a $1.9 million unfavorable rate variance in the third quarter of 1998 as compared to the respective prior year period. This unfavorable rate variance was largely attributable to a $1.6 million decrease in loan interest income that resulted from a 60 basis points decline in the average yield on loans primarily due to increased competition.

The yield on average interest-earning assets decreased 50 basis points in the third quarter of 1998 from the comparable prior year period. This decrease resulted from a decline in the average yield on loans, largely due to increased competition, and a shift in the composition of average interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned deposit growth having exceeded the growth in loans.

Total interest expense in the 1998 third quarter increased $6.6 million from the third quarter of 1997 due to an unfavorable volume variance of $7.3 million partially offset by a $0.7 million favorable rate variance. The unfavorable volume variance resulted from a $668.4 million, or 45.9%, increase in average interest-bearing liabilities in the third quarter of 1998 as compared with the third quarter of 1997. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $654.7 million, or 67.6%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients served by the Company. The $0.7 million favorable rate variance was primarily attributable to a decrease in the average rate paid on the Company's bonus money market deposit product during the past year in response to changes in short-term market interest rates.

The average cost of funds paid on interest-bearing liabilities during the third quarter of 1998 was comparable to the third quarter of 1997. Although there was a shift in the composition of average interest-bearing liabilities towards a higher percentage of the Company's bonus money market deposit product, this resulting increase was offset by decreases in the average rate paid on that product during the past year.

Net interest income, on a fully taxable-equivalent basis, totaled $107.0 million for the first nine months of 1998, an increase of $26.5 million, or 33.0%, from the $80.5 million total for the first nine months of 1997. This increase in net interest income was the result of a $46.4 million, or 38.9%, increase in interest income, offset by a $19.9 million, or 51.3%, increase in interest expense over the comparable prior year period.

The $46.4 million increase in interest income for the first nine months of 1998, as compared to the first nine months of 1997, was the result of a $48.9 million favorable volume variance partially offset by a $2.5 million unfavorable rate variance. The favorable volume variance was attributable to growth in average interest-earning assets, which increased $844.1 million, or 44.8%, from the prior year comparable period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which increased $763.6 million, or 40.6%, compared to the first nine months of 1997, and primarily consisted of an increase in both average loans and investment securities. The growth in average loans was widely distributed throughout the loan portfolio, as reflected by increased loan balances in most of the Company's technology, life sciences and special industry niche practices, in specialized lending products, and throughout the Company's loan offices located across the nation. The growth in average investment securities resulted from the aforementioned strong growth in average deposits, which exceeded the growth in average loans over the past year, and generated excess funds that were largely invested in U.S. agency securities, U.S. Treasury securities, mortgage-backed securities, and municipal securities.

The $48.9 million favorable volume variance associated with interest-earning assets was partially offset by a $2.5 million unfavorable rate variance in the first nine months of 1998 as compared to the respective prior year period. This unfavorable rate variance was largely attributable to a $2.3 million decrease in loan interest income that resulted from a 30 basis points decline in the average yield on loans primarily due to increased competition.

Total interest expense in the first nine months of 1998 increased $19.9 million from the first nine months of 1997 due to a $20.2 million unfavorable volume variance partially offset by a $0.3 million favorable rate variance. The unfavorable volume variance resulted from a $605.6 million, or 46.7%, increase in average interest-bearing liabilities in the first nine months of 1998 as compared with the first nine months of 1997. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $581.5 million, or 69.7%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients served by the Company. The $0.3 million favorable rate variance was largely attributable to a slight decrease in the average rate paid on the Company's bonus money market deposit product during the past year in response to changes in short-term market interest rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The Company's provision for loan losses totaled $10.6 million for the third quarter of 1998, an $8.8 million, or 515.2%, increase compared to the $1.7 million provision for the third quarter of 1997. The provision for loan losses increased $12.4 million, or 161.1%, to a total of $20.1 million for the first nine months of 1998, versus $7.7 million for the comparable 1997 period. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the three and nine month periods ended September 30, 1998 and 1997:

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                                  (Unaudited)                   (Unaudited)
                                                                 -------------                 -------------
(Dollars in thousands)                                     1998             1997             1998          1997
----------------------------------------------------------------------------------------------------------------
Letter of credit and foreign exchange income              $1,795            $1,159         $ 5,137       $ 3,249
Disposition of client warrants                               705               708           4,979         4,953
Investment gains                                           4,149                33           4,626            78
Deposit service charges                                      432               588           1,277         1,360
Other                                                        635               318           1,523           973
----------------------------------------------------------------------------------------------------------------
Total noninterest income                                  $7,716            $2,806         $17,542       $10,613
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Noninterest income increased $4.9 million, or 175.0%, to a total of $7.7 million in the third quarter of 1998 versus $2.8 million in the prior year third quarter. During the first nine months of 1998, noninterest income totaled $17.5 million, an increase of $6.9 million, or 65.3%, from the $10.6 million in the comparable 1997 period. The increase in noninterest income for the three and nine month periods ended September 30, 1998, versus the comparable prior year periods, was primarily due to both an increase in gains on sales of investment securities and an increase in letter of credit fees, foreign exchange fees and other trade finance income.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $1.8 million in the third quarter of 1998, an increase of $0.6 million, or 54.9%, from the $1.2 million reported in the third quarter of 1997. For the first nine months of 1998, letter of credit fees, foreign exchange fees and other trade finance income totaled $5.1 million, an increase of $1.9 million, or 58.1%, compared to the $3.2 million in the first nine months of 1997. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance products and services among the Company's growing client base, a large percentage of which provide products and services in international markets.

The Company has historically obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming, and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depend upon factors beyond the control of the Company, including the general condition of the public equity markets as well as the merger and acquisition environment, and therefore cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. During the first nine months of 1998, as well as throughout 1997, a significant portion of the income realized by the Company from the disposition of client warrants was offset by expenses related to the Company's efforts to build an infrastructure sufficient to support present and prospective business activities, and was also offset by increases to the provision for loan losses during those periods. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized from the disposition of client warrants in furthering its business strategies.

During the third quarter of 1998, the Company realized investment gains of $4.1 million related to sales of approximately $280.9 million in U.S. Treasury and agency securities, as well as mortgage-backed securities. Investment gains for the first nine months of 1998 totaled $4.6 million. The Company realized nominal gains on investment securities during the three and nine month periods ended September 30, 1997. All investment securities sold were classified as available-for-sale, and all sales were conducted as a component of the Company's asset/liability management activities.

Deposit service charges totaled $0.4 million for the three month period ended September 30, 1998, a decrease of $0.2 million, or 26.5%, from the $0.6 million reported in the third quarter of 1997. For the first nine months of 1998, deposit service charges totaled $1.3 million, a nominal decrease from the $1.4 million total for the first nine months of the prior year. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by the Company as deposit service charges income.

Other noninterest income largely consists of service-based fee income, and increased $0.3 million, or 100.0%, to $0.6 million in the third quarter of 1998 from $0.3 million in the third quarter of 1997. For the nine month period ended September 30, 1998, other noninterest income increased $0.5 million, or 56.5%, to $1.5 million from $1.0 million in the comparable 1997 period. The increase during 1998 was primarily due to a higher volume of cash management and loan documentation services related to the Company's growing client base.

NONINTEREST EXPENSE

Noninterest expense in the third quarter of 1998 totaled $21.1 million, a $3.4 million, or 19.6%, increase from the $17.6 million incurred in the comparable 1997 period. Noninterest expense totaled $61.7 million for the first nine months of 1998, an increase of $13.7 million, or 28.5%, over the $48.0 million total for the comparable 1997 period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio for the 1998 third quarter was 50.9% versus 56.5% for the third quarter of 1997. The Company's efficiency ratio for the first nine months of 1998 was 55.4% versus 56.1% for the comparable 1997 period. The following tables present the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:

                                                                       Three Months Ended September 30,
                                                                       --------------------------------
                                                             1998                               1997
                                                             ----                               ----
                                                                  Percent of                         Percent of
                                                                   Adjusted                           Adjusted
(Dollars in thousands)                              Amount         Revenues            Amount         Revenues
---------------------------------------------------------------------------------------------------------------
Compensation and benefits                            $10,773       26.1%                $10,625         34.1%
Professional services                                  2,361        5.7                   1,958          6.3
Furniture and equipment                                1,320        3.2                   1,178          3.8
Business development and travel                        1,460        3.5                   1,077          3.5
Net occupancy expense                                  1,394        3.4                     840          2.7
Telephone                                                481        1.2                     370          1.2
Advertising and promotion                                643        1.6                     354          1.1
Postage and supplies                                     635        1.5                     420          1.3
Trust preferred securities distributions                 825        2.0                       -            -
Other                                                  1,152        2.8                     766          2.5
-----------------------------------------------------------------------------------------------------------------
Total excluding cost of other
  real estate owned                                   21,044       50.9%                 17,588         56.5%
Cost of other real estate owned                           19                                 30
-----------------------------------------------------------------------------------------------------------------
Total noninterest expense                            $21,063                            $17,618
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                             1998                              1997
                                                             ----                              ----
                                                                  Percent of                         Percent of
                                                                   Adjusted                           Adjusted
(Dollars in thousands)                              Amount         Revenues            Amount         Revenues
---------------------------------------------------------------------------------------------------------------
Compensation and benefits                            $34,877       30.7%                $29,100         34.0%
Professional services                                  6,390        5.6                   5,088          5.9
Furniture and equipment                                5,051        4.4                   2,602          3.0
Business development and travel                        4,422        3.9                   3,063          3.6
Net occupancy expense                                  3,451        3.0                   2,493          2.9
Telephone                                              1,600        1.4                   1,004          1.2
Advertising and promotion                              1,553        1.4                   1,082          1.2
Postage and supplies                                   1,545        1.4                   1,122          1.3
Trust preferred securities distributions               1,187        1.0                       -            -
Other                                                  2,893        2.5                   2,429          2.8
-----------------------------------------------------------------------------------------------------------------
Total excluding cost of other
  real estate owned                                   62,969       55.4%                 47,983         56.1%
Cost of other real estate owned                       (1,229)                                56
-----------------------------------------------------------------------------------------------------------------
Total noninterest expense                            $61,740                            $48,039
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Compensation and benefits expenses totaled $10.8 million in the third quarter of 1998, a slight increase over the $10.6 million incurred in the third quarter of 1997. For the first nine months of 1998, compensation and benefits expenses totaled $34.9 million, an increase of $5.8 million, or 19.9%, compared to $29.1 million for the comparable 1997 period. The increase in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent (FTE) personnel employed by the Company, partially offset by decreased expenses associated with certain variable-based compensation programs. Average FTE were 537 and 504 for the three and nine month periods ended September 30, 1998, versus 428 and 407 for the respective prior year periods. The increase in FTE was primarily due to a combination of the Company's efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in the Company's FTE is likely to occur during future years as a result of the continued expansion of the Company's business activities.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and the Company's Board of Directors, totaled $2.4 million and $6.4 million for the three and nine month periods ended September 30, 1998, an increase of $0.4 million, or 20.6%, and $1.3 million, or 25.6%, compared to $2.0 million and $5.1 million in the comparable 1997 periods. The level of professional services expenses during 1998 and 1997 reflects the extensive efforts undertaken by the Company to continue to build and support its infrastructure, as well as evaluate and pursue new business opportunities. It also reflects the Company's efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where the Company believes it can achieve a combination of cost savings and increased quality of service.

Occupancy, furniture and equipment expenses totaled $2.7 million and $8.5 million for the three and nine month periods ended September 30, 1998, an increase of $0.7 million, or 34.5%, and $3.4 million, or 66.9%, from the $2.0 million and $5.1 million for the three and nine month periods ended September 30, 1997, respectively. The increase in occupancy, furniture and equipment expenses is largely attributable to the Company incurring certain non-recurring costs in connection with the expansion of its existing headquarters facility during the second quarter of 1998 and an increase in recurring expenses associated with that additional office space. Occupancy, furniture and equipment expenses were also impacted by costs related to furniture, computer equipment and other related costs associated with the Company opening new loan offices in West Los Angeles, California, and Rosemont, Illinois, in early 1998. The Company intends to continue its geographic expansion into other emerging technology market places across the U.S. during future periods.

Business development and travel expenses totaled $1.5 million and $4.4 million for the three and nine month periods ended September 30, 1998, an increase of $0.4 million, or 35.6%, and $1.4 million, or 44.4%, compared to the $1.1 million and $3.1 million totals for the comparable 1997 periods. The increase in business development and travel expenses was largely attributable to overall growth in the Company's business, including both an increase in the number of FTE and expansion into new geographic markets.

Total telephone expenses were $0.5 million and $1.6 million for the three and nine month periods ended September 30, 1998, and increase of $0.1 million, or 30.0%, and $0.6 million, or 59.4%, compared to the $0.4 million and $1.0 million totals for the comparable 1997 periods.

The increase in telephone expenses in 1998, as compared to the prior year respective periods, was largely the result of the aforementioned overall growth in the Company's business, including both an increase in the number of FTE and expansion into new geographic markets.

The Company incurred $0.8 million and $1.2 million for the three and nine month periods ended September 30, 1998, in trust preferred securities distributions in connection with the sale of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years. For further discussion related to the trust preferred securities, see the Item 2 section entitled "Liquidity."

Other noninterest expenses totaled $1.2 million in the third quarter of 1998, a $0.4 million, or 50.4%, increase over the $0.8 million incurred in the third quarter of 1997. For the first nine months of 1998, other noninterest expenses increased $0.5 million, or 19.1%, to a total of $2.9 million compared to $2.4 million for the first nine months of 1997. These increases were primarily due to an increase in data processing services related to the continued expansion of the Company's business activities.

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

INCOME TAXES

The Company's effective tax rate was 41.3% and 41.4% for the third quarter and first nine months of 1998, respectively, compared to 42.0% in both the three and nine month prior year periods. The slight decrease in the Company's effective income tax rate was attributable to adjustments in the Company's estimate of its tax liabilities.


FINANCIAL CONDITION

The Company's total assets were $3.2 billion at September 30, 1998, an increase of $591.1 million, or 22.5%, compared to $2.6 billion at December 31, 1997.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled a combined $711.2 million at September 30, 1998, an increase of $389.4 million, or 121.0%, compared to the $321.8 million outstanding at the prior year end. This increase was attributable to the Company investing funds, resulting from both the strong growth in deposits during the first nine months of 1998 and from sales of investment securities during the third quarter of 1998, into these types of short-term, liquid investments.

INVESTMENT SECURITIES

Investment securities totaled $940.9 million at September 30, 1998, a decrease of $73.0 million, or 7.2%, from the December 31, 1997, balance of $1.0 billion. This decrease primarily resulted from the sales of approximately $280.9 million in U.S. Treasury and agency securities, as well as mortgage-backed securities, during the third quarter of 1998. The Company realized investment gains of $4.1 million related to those sales. All investment securities sold were classified as available-for-sale, and all sales were conducted as a component of the Company's asset/liability management activities.

LOANS

Total loans, net of unearned income, at September 30, 1998, were $1.4 billion, a $263.6 million, or 22.4%, increase compared to the $1.2 billion total at December 31, 1997. The increase in loans from the 1997 year-end total was widely distributed throughout the loan portfolio. This diversified growth was evidenced by increased quarter-end loan balances in many of the Company's market niches, specialized lending products and loan offices.

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

The allowance for loan losses totaled $35.9 million at September 30, 1998, a decrease of $1.8 million, or 4.8%, compared to the $37.7 million balance at December 31, 1997. This slight decrease was due to net charge-offs of $21.9 million, largely offset by $20.1 million in additional provisions to the allowance for loan losses for the nine months ended September 30, 1998. Gross charge-offs for the first nine months of 1998 totaled $23.9 million, of which $17.4 million were incurred in the third quarter of 1998.

Gross charge-offs for the third quarter of 1998, the largest of which was $7.0 million, were primarily related to five commercial credits and were not concentrated in any particular niche or industry. Of the total 1998 third quarter gross charge-offs, $8.1 million were classified as nonperforming loans at the end of 1997, while $8.7 million were disclosed in the Company's second quarter 10-Q as having a higher than normal risk of becoming nonperforming loans during the third quarter of 1998.

In general, Management believes the allowance for loan losses is adequate as of September 30, 1998. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:

                                                                               September 30,         December 31,
                                                                                   1998                  1997
(Dollars in thousands)                                                          (Unaudited)           (Unaudited)
------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
Loans past due 90 days or more                                                     $   244               $ 1,016
Nonaccrual loans                                                                    23,229                24,476
------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                           23,473                25,492
OREO and other foreclosed assets                                                     1,832                 1,858
------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                         $25,305               $27,350
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans                                     1.6%                  2.2%
OREO and other foreclosed assets as a percentage of total assets                       0.1%                  0.1%
Nonperforming assets as a percentage of total assets                                   0.8%                  1.0%

Allowance for loan losses:                                                         $35,900               $37,700
     As a percentage of total loans                                                    2.5%                  3.2%
     As a percentage of nonaccrual loans                                             154.6%                154.0%
     As a percentage of nonperforming loans                                          152.9%                147.9%

Nonperforming loans totaled $23.5 million, or 1.6% of total loans, at September 30, 1998, compared to $25.5 million, or 2.2% of total loans, at December 31, 1997. The slight decrease in nonperforming loans from the prior year end was primarily due to gross charge-offs of $8.6 million incurred on loans that were nonperforming at the prior year end, partially offset by new loans placed on nonperforming status during the first nine months of 1998.

In addition to the loans disclosed in the foregoing analysis, Management has identified three loans with principal amounts aggregating approximately $6.6 million, that, on the basis of information known by Management, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

OREO and other foreclosed assets totaled a combined $1.8 million at September 30, 1998, a slight decrease from the $1.9 million balance at December 31, 1997. The OREO and other foreclosed assets balance at September 30, 1998, consisted of one OREO property and one other asset that was acquired through foreclosure. The OREO property consists of multiple undeveloped lots and was acquired by the Company prior to June 1993. The one other asset acquired through foreclosure, which totaled $1.2 million at September 30, 1998, consists of a favorable leasehold right under a master lease which the Company acquired upon foreclosure of a loan during the third quarter of 1997.

DEPOSITS

Total deposits were $2.9 billion at September 30, 1998, an increase of $511.5 million, or 21.0%, from the prior year-end total of $2.4 billion. A significant portion of the increase in deposits during the first nine months of 1998 was concentrated in the Company's highest-rate paying deposit product, the bonus money market deposit product, which increased $492.0 million, or 42.9%, to a total of $1.6 billion at the end of the September 30, 1998. This increase was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community, and by growth during the first nine months of 1998 in the number of clients served by the Company.


YEAR 2000 COMPLIANCE

In May 1997, the Federal Financial Institutions Examination Council (FFIEC) issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding Year 2000 project awareness. The statement provides guidance to financial institutions, providers of data services and all examining personnel of the federal banking agencies regarding the Year 2000 issue. The federal banking agencies intend to conduct Year 2000 compliance examinations, and the failure to implement a Year 2000 compliance program by December 31, 1998, may be viewed by the federal banking agencies as an unsafe and unsound banking practice. In addition, the federal banking agencies will be taking into account Year 2000 compliance programs when analyzing applications to acquire a bank or other bank holding company and may deny an application based on Year 2000 related issues.

In July 1998, the SEC issued an interpretive release No. 33-7558, that provides specific guidance regarding Year 2000 expanded disclosure requirements under MD&A in a public company's Form 10-K and 10-Qs. The Release supersedes the revised Staff Legal Bulletin No. 5 and is effective for quarters ending after August 4, 1998.

The Company and the Bank are currently in the process of addressing the Year 2000 issue. The Bank has engaged a third party vendor, a recognized expert, to assist in the Year 2000 remediation effort for information technology systems. The FFIEC has defined Supervisory Milestones that cover each of the phases of a Year 2000 remediation program. As of September 30, 1998, the Bank has met all of the Supervisory Milestones required as of that date.
The remaining milestones, as defined by the FFIEC, are:

December 31, 1998: Substantially complete testing of internal systems which are critical to the Bank's operations.
March 31, 1999:    Testing with business partners should be substantially
                   complete for critical systems.
June 30, 1999:     Testing and implementation of critical systems should
                   be complete.

Currently, the Bank expects to meet each of these deadlines.

Most of the Bank's information technology systems are off-the-shelf software, as a result, remediation efforts have focused on obtaining Year 2000 compliant application upgrades. The Bank's core banking system, which runs loans, deposits and the general ledger has been upgraded to the Year 2000 compliant version and is currently being tested. Year 2000 releases have been completed and received for all of the Bank's other critical systems. Testing and implementation of these releases is expected to be completed by June 30, 1999. The Bank has inventoried its non-information technology systems and is working with the vendors to determine Year 2000 compliance and to define procedures to be used to complete a compliance test in those applications where a calendar function is found. The Bank has obtained verification from third party business partners and suppliers regarding their Year 2000 compliance status. Business partners and suppliers who are critical to the Bank's operations have reported being on schedule with FFIEC guidelines. The Bank has plans to conduct testing of critical applications with these third party vendors during the first quarter of 1999.

The Company is currently analyzing its most reasonably likely worst case Year 2000 scenario and is developing a contingency plan to handle that scenario. This analysis and contingency plan is expected to be completed during the fourth quarter of 1998. The Bank is also in the process of assessing loan portfolio credit risk relating to its customers' understanding and preparedness to address Year 2000 issues. An initial assessment was completed during the third quarter of 1998 and an update of the initial survey will be done in the fourth quarter of 1998. The Bank will continue to use customer surveys to monitor this risk through January 2000.

The Company has incurred $1.0 million in costs during the first nine months of 1998 for remediation of the Year 2000 issue and expects to incur an additional $0.5 million in the fourth quarter of 1998 and $0.6 million in 1999. The remediation costs for the Year 2000 issue are included in noninterest expense as incurred.


MARKET RISK MANAGEMENT

Interest rate risk is the most significant market risk impacting the Company. The Company's monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from the Company's assets, liabilities and off-balance sheet items, defined as the Company's market value of portfolio equity (MVPE). See the Company's 1997 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 1997. There have been no changes in the assumptions used by the Company in monitoring interest rate risk, and the Company is in compliance with all interest rate risk policy guidelines as of September 30, 1998. Other types of market risk affecting the Company in the normal course of its business activities include foreign currency exchange risk and equity price risk. The impact on the Company, resulting from these other two types of market risks, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

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

Bank policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At September 30, 1998, the Bank's ratio of liquid assets to total deposits was 53.2%. This ratio is well in excess of the Bank's minimum policy guidelines and is slightly higher than the comparable ratio of 52.1% as of December 31, 1997. In addition to monitoring the level of liquid assets relative to total deposits, the Bank also utilizes other policy measures in its liquidity management activities. As of September 30, 1998, the Bank was in compliance with all of these policy measures.


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

Additionally, during the second quarter of 1998 the Company issued $40.0 million in cumulative trust preferred securities through SVB Capital I. The trust preferred securities are presented as a separate line item in the consolidated balance sheet of the Company under the caption "Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures." The securities have a maximum maturity of 30 years and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve Board.

Shareholders' equity totaled $210.2 million at September 30, 1998, an increase of $35.8 million, or 20.5%, from the $174.5 million balance at December 31, 1997. This increase resulted from net income of $24.3 million combined with capital generated primarily through the Company's employee benefit plans of $9.9 million and an increase in the after-tax net unrealized gain on available-for-sale investments of $1.6 million from the prior year end.

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

The Company's and the Bank's risk-based capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of September 30, 1998, and December 31, 1997. Capital ratios for the Company are set forth below:

                                            September 30,        December 31,
                                                1998                1997
                                            (Unaudited)
-----------------------------------------------------------------------------
Total risk-based capital ratio                 12.5%                11.5%
Tier 1 risk-based capital ratio                11.2%                10.2%
Tier 1 leverage ratio                           7.7%                 7.1%
-----------------------------------------------------------------------------

The improvement in the Company's total risk-based capital ratio and Tier 1 risk-based capital ratio from December 31, 1997, to September 30, 1998, was attributable to an increase in Tier 1 capital, partially offset by an increase in total assets. The increase in Tier 1 capital primarily resulted from the aforementioned net income and the issuance of $40.0 million in trust preferred securities during the first nine months of 1998.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at September 30, 1998, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

10.40 Severance Agreement between Silicon Valley Bancshares and John C. Dean related to garage.com-TM-, as of August 12, 1998

10.41 Severance Agreement between Silicon Valley Bancshares and Harry W. Kellogg related to garage.com-TM-, as of August 12, 1998

10.42 Form of Executive Change In Control Severance Benefits, as of August 12, 1998


(b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SILICON VALLEY BANCSHARES


Date:  November 13, 1998               /s/ Lydia A. Burke
                                       ------------------
                                       Lydia A. Burke
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)