Form 10-K
period 1998-12-31
SILICON VALLEY BANCSHARES
filed 1999-03-19
CIK 719739

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 19, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on January 31, 1999, on the Nasdaq National Market was $390,300,699.

    At January 31, 1999, 20,746,881 shares of the registrant's common stock (no par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                       PARTS OF FORM 10-K
                      DOCUMENTS INCORPORATED                        INTO WHICH INCORPORATED
------------------------------------------------------------------  ------------------------
Definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders to be filed within 120 days of the end of the
fiscal year ended December 31, 1998                                          Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         This report contains a total of 138 pages, including exhibits.
                        The Exhibit Index is on page 71.

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             -----
PART I

ITEM 1.      BUSINESS...................................................................................           3

ITEM 2.      PROPERTIES.................................................................................          13

ITEM 3.      LEGAL PROCEEDINGS..........................................................................          13

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................          13

PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................          14

ITEM 6.      SELECTED FINANCIAL DATA....................................................................          15

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......          16

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................          39

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......          68

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................          68

ITEM 11.     EXECUTIVE COMPENSATION.....................................................................          68

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................          68

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................          68

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........................          68

SIGNATURES..............................................................................................          69

INDEX TO EXHIBITS.......................................................................................          71

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Silicon Valley Bancshares (the "Company") is a California corporation and bank holding company that was incorporated on April 23, 1982. The Company's principal subsidiary is Silicon Valley Bank (the "Bank"), a wholly owned subsidiary of the Company that was organized and incorporated as a California banking corporation on October 17, 1983. The Bank is a member of the Federal Reserve System and its deposits are insured by the Bank Insurance Fund (the "BIF"), as administered by the Federal Deposit Insurance Corporation (the "FDIC"). SVB Leasing Company, a wholly owned subsidiary of the Company, was incorporated on November 14, 1984 as a California corporation, and has remained inactive since incorporation. Additionally, during the second quarter of 1998 the Company issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust (SVB Capital I).

BUSINESS OVERVIEW

    The Bank serves emerging growth and middle-market companies in targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved. The Bank serves clients across the nation through branches and/or loan offices located in Arizona, California, Colorado, Georgia, Illinois, Maryland, Massachusetts, Oregon, Texas, and Washington. Since 1994, the Bank has refined a niche strategy based on identifying and capitalizing on market niches whose financial services needs are underserved. By dedicating resources within these niches, the Bank seeks to provide the highest level of expertise and quality service to its clients.

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

    In addition to the industry-related practices discussed above, the Bank has three other practices that provide commercial lending and other financial products and services to clients associated with the technology and life sciences industries. The Pacific Rim practice serves technology and life sciences companies that receive equity funding from Asian (or Asian-based) venture capital sources, while the Venture Capital practice provides venture capital firms with financing and other specialized products and services. Lastly, the Emerging Technologies practice, which was established in 1997, primarily targets non-venture-backed technology financial relationships in Northern California, with a primary focus on the software industry.

    SPECIAL INDUSTRY NICHES

    The Bank has always served a variety of commercial enterprises unrelated to its technology and life sciences niche. These clients are served through several special industry niche practices which generally focus their lending in specific regions throughout the U.S. The Bank's niche strategy evolved from clients unrelated to the technology and life sciences niche, and the Bank continues to follow this strategy by identifying industries whose financial services needs are underserved. The following is a brief summary of the Bank's current special industry niche practices.

    The Real Estate practice is composed of real estate construction and term loans whose primary source of repayment is cash flow or sales proceeds from real property collateral. The focus of the Real Estate practice consists of construction loans for residential and commercial projects, and construction and mini-permanent loans on retail, industrial and office projects.

    The Premium Wineries practice focuses on wineries, which produce select or exclusive vintages of up to 150,000 cases annually. Lending in this niche consists of both short-term inventory loans and term loans related to vineyard acquisition and development, equipment financing and cooperage.

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

    SPECIALIZED PRODUCTS AND SERVICES

    The Bank has several divisions that offer specialized lending products and other financial products and services to clients in the technology and life sciences niche as well as the special industry niches discussed above, enabling the Bank to better serve its clients' wide range of financial services needs. These divisions include: International, Cash Management, Treasury, Real Estate, Factoring, Commercial Finance, Corporate Finance, and Executive Banking.

    The International Division provides foreign exchange, import and export letters of credit, documentary collections, and a number of other trade finance products and services to the Bank's clients, helping them to successfully operate in international markets. The Bank has been granted delegated authority by the Export-Import Bank of the U.S. ("EX-IM") and the California Export Finance Office ("CEFO"), enabling the Bank to provide its clients with EX-IM and CEFO guaranteed working capital loans to finance foreign receivables and inventory intended for export, as well as provide purchase order financing.

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

    Both the Factoring Division and the Commercial Finance Division offer alternative financing to client companies which do not qualify for the more traditional financing offered through the Bank's niche practices. The Factoring Division generally serves the Bank's emerging growth client base by purchasing clients' accounts receivable at a discount, making operating funds immediately available to the clients, and then managing the collection of these receivables. The Commercial Finance Division assists client companies during periods when profit performance has been interrupted or where greater flexibility is required by providing credit facilities that involve frequent monitoring of the underlying collateral, which generally consists of accounts receivable, inventory and equipment. To the extent that clients of the Factoring and Commercial Finance Divisions grow and their financial condition strengthens, they may thereafter be served through the Bank's niche practices.

    The Corporate Finance Division pursues opportunities in leasing, mezzanine lending and debt placements, targeting bank-eligible investment banking transactions.

    The Executive Banking Division focuses on serving the personal banking needs of senior executives and owners of the Bank's client companies, partners and senior executives of venture capital firms, attorneys, accountants, and other professionals whose businesses are affiliated with the Bank's niches.

EMPLOYEES

    As of December 31, 1998, 1997 and 1996, the Company and the Bank, in the aggregate, employed 590, 454 and 384 full-time equivalent personnel, respectively, consisting of both full-time and permanent part-time employees. Full-time equivalent is a measurement equivalent to one full-time employee working a standard day, and is based on the number of hours worked in a given month. The Company's and the Bank's employees are not represented by any unions or covered by a collective bargaining agreement. Management of the Company and the Bank believes that, in general, their employee relations are satisfactory.

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

ECONOMIC CONDITIONS, GOVERNMENT POLICIES, LEGISLATION, AND REGULATION

    The Company's profitability, like that of most other financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and the Bank, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on the Company and the Bank cannot be predicted.

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

SUPERVISION AND REGULATION

    Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company. Set forth below is a summary description of certain laws and regulations, which relate to the operations of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

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

    The Company is required by the Federal Reserve Board to maintain certain minimum levels of capital, and in addition, under certain circumstances, the Company must file written notice with, and obtain approval from, the Federal Reserve Board prior to purchasing or redeeming its equity securities. The Company may engage "de novo" in permissible non-banking activities as listed in Regulation Y without the approval of the Federal Reserve Board, provided that the Company and the Bank are "well capitalized" and that certain other criteria are met. For purposes of determining the capital levels at which a bank holding company is considered well capitalized under Regulation Y, the Federal Reserve Board has adopted a minimum total risk-based capital ratio of 10% on a consolidated basis and a minimum Tier 1 risk-based capital ratio of 6% on a consolidated basis. See "Item 1. Business--Supervision and Regulation--Capital Standards" and "Item 1. Business-- Supervision and Regulation--Prompt Corrective Action and Other Enforcement Mechanisms" for additional discussion of capital ratios.

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

    The Company's ability to pay cash dividends is limited by the California Corporation Code to the greater of (a) the Company's retained earnings, or (b) the Company's total assets (net of cash dividends declared) less 150% of the Company's liabilities. In addition to the aforementioned cash dividend limitations imposed on the Company, there are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. See "Item 1. Business--Supervision and Regulation--Dividends and Other Transfers of Funds" for further discussion regarding limitations on the ability of the Bank to pay dividends to the Company.

    The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the California Department of Financial Institutions.

    The Company's securities are registered with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to information reporting, proxy solicitation, insider trading restrictions, and other requirements and restrictions as specified in the Exchange Act.

    The Company's common stock is listed on the Nasdaq National Market under the symbol "SIVB", and, as such, the Company is subject to the reporting and other requirements of the Nasdaq Stock Market.

    THE BANK

    The Bank, as a California-chartered bank and a member of the Federal Reserve System, is subject to primary supervision, periodic examination and regulation by the Commissioner of the California Department of Financial Institutions (the "Commissioner") and the Federal Reserve Board. If, as a result of an examination of the Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, management, earnings prospects, liquidity, sensitivity to market risk, or other aspects of the Bank's operations are unsatisfactory, or that the Bank is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to: enjoin "unsafe or unsound" practices, require affirmative action to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in capital, restrict the growth of the Bank, assess civil monetary penalties, remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which, as a California-chartered bank, would result in a revocation of the Bank's charter. The Commissioner has many of the same remedial powers.

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

    DIVIDENDS AND OTHER TRANSFERS OF FUNDS

    The Company is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to the Company. Under such restrictions, the amount available for payment of dividends to the Company by the Bank totaled $68.3 million at December 31, 1998. In addition, the Commissioner and the Federal Reserve Board have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice. See "Item 8. Financial Statements and Supplementary Data--Note 17 to the Consolidated Financial Statements--Regulatory Matters" for further discussion on dividend restrictions.

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

    The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total quarterly average assets, referred to as the Tier 1 leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum Tier 1 leverage ratio must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratio requirements that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

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

    Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such changes could affect the ability of the Company and the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends. See "Item 8. Financial Statements and Supplementary Data--Note 17 to the Consolidated Financial Statements--Regulatory Matters" for the Company's and Bank's capital ratios as of December 31, 1998.

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

    The Company's and the Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of December 31, 1998. See "Item 8. Financial Statements and Supplementary Data-- Note 17 to the Consolidated Financial Statements--Regulatory Matters" for the Company's and Bank's capital ratios as of December 31, 1998.

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

    SAFETY AND SOUNDNESS STANDARDS

    The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, and (v) compensation, fees and benefits. In addition, the federal banking agencies have more recently adopted safety and soundness guidelines with respect to asset quality and earnings. The federal banking agencies have also adopted asset quality guidelines which provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets,
(ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. Finally, the federal banking agencies have adopted earnings guidelines which set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

    PREMIUMS FOR DEPOSIT INSURANCE

    The Bank's deposit accounts are insured by the BIF, as administered by the FDIC, up to the maximum permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the financial institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or by the financial institution's primary regulator.

    The FDIC charges an annual assessment for the insurance of deposits, which as of December 31, 1998, ranged from 0 to 27 basis points per $100 of insured deposits, based on the risk a particular financial institution poses to its deposit insurance fund. The risk classification is based on a financial institution's capital group and supervisory subgroup assignment. At December 31, 1998, the Bank's assessment rate was the statutory minimum assessment of $2,000 per year.

    In addition to its normal deposit insurance premium as a member of the BIF, the Bank pays an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund (the "SAIF"), by contrast, pay, in addition to their normal deposit insurance premium as members of the SAIF, approximately 6.4 basis points per $100 of insured deposits toward the retirement of the Fico Bonds. Under the Economic Growth and Paperwork Reduction Act (the "Paperwork Reduction Act"), the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the assessment rate paid toward the retirement of the Fico Bonds will be equal for members of the BIF and the SAIF. Should the insurance funds be merged before January 1, 2000, the assessment rate paid by all members of this new fund toward the retirement of the Fico Bonds would be equal upon the time of merger.

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

    COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

    The Bank is subject to certain fair lending laws and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities.

    A bank's compliance with its CRA obligations is measured via a performance-based evaluation system, which bases CRA ratings on a financial institution's actual lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve Board will review the CRA assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In June 1997, the Federal Reserve Board rated the Bank "satisfactory" in complying with its CRA obligations.

    YEAR 2000 READINESS DISCLOSURE

    The Federal Financial Institutions Examination Council (FFIEC), an oversight authority for financial institutions, has issued several interagency statements on Year 2000 project awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of their reliance on vendors, determine the potential impact of the Year 2000 issue on their customers, suppliers and borrowers, and to survey its exposure, measure its risk and prepare a plan to address the Year 2000 issue. In addition, federal banking regulators have issued safety and soundness guidelines to be followed by financial institutions to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations, and the failure to appropriately address the Year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for mergers or acquisitions, or the imposition of civil monetary penalties.

    The Company, following an initial awareness phase, is utilizing a three-phase plan for achieving Year 2000 readiness. The Assessment Phase was intended to determine which computers, operating systems and applications require remediation and prioritizing those remediation efforts by identifying mission critical systems. The Assessment Phase has been completed except for the on-going assessment of new systems. The Remediation and Testing Phase addressed the correction or replacement of any non-compliant hardware and software related to the mission critical systems and testing of those systems. Since most of the Bank's information technology systems are off-the-shelf software, remediation efforts have focused on obtaining Year 2000 compliant application upgrades. The Bank's core banking system, which runs loans, deposits and the general ledger, has been upgraded to the Year 2000 compliant version and has been forward date tested and Year 2000 certified by the Bank. The Year 2000 releases for all of the Bank's other internal mission critical systems have also been received, forward date tested and certified. The next step of this phase, testing mission critical service providers, is anticipated to be substantially completed by March 31, 1999. During the final phase, the Implementation Phase, remediated and validated code will be tested in interfaces with customers, business partners, government institutions, and others. It is anticipated that the Implementation Phase will be substantially completed by June 30, 1999.

    The Company may be impacted by the Year 2000 compliance issues of governmental agencies, businesses and other entities who provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors, customers, and business partners, whose financial condition or operational capability is significant to the Company. Therefore, the Company's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties, and governmental entities. In addition to assessing the readiness of these external parties, the Company is developing contingency plans which will include plans to recover operations and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact the Company's ability to perform certain functions. These contingency plans are currently being developed and are expected to be substantially completed by June 30, 1999.

    If Year 2000 issues are not adequately addressed by the Company and significant third parties, the Company's business, results of operations and financial position could be materially adversely affected. Failure of certain vendors to be Year 2000 compliant could result in disruption of important services upon which the Company depends, including, but not limited to, such services as telecommunications, electrical power and data processing. Failure of the Company's loan customers to properly prepare for the Year 2000 could also result in increases in problem loans and credit losses in future years. It is not, however, possible to quantify the potential impact of any such losses at this time. Notwithstanding the Company's efforts, there can be no assurance that the Company or significant third party vendors or other significant third parties will adequately address their Year 2000 issues. The Company is continuing to assess the Year 2000 readiness of third parties but does not know at this time whether the failure of third parties to be Year 2000 compliant will have a material effect on the Company's results of operations, liquidity and financial condition.

    The Company currently estimates that its total cost for the Year 2000 project will approximate $3.0 million. During 1998, the Company incurred $1.5 million in charges related to its Year 2000 remediation effort and expects to incur $1.5 million in 1999. Charges include the cost of external consulting and the cost of accelerated replacement of hardware, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff will have a material impact on its financial condition or results of operations.

    The foregoing paragraphs contain a number of forward-looking statements. These statements reflect Management's best current estimates, which were based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. There can be no guarantee that these estimates, including Year 2000 costs, will be achieved, and actual results could differ materially from those estimates. A number of important factors could cause Management's estimates and the impact of the Year 2000 issue to differ materially from what is described in the forward-looking statements contained in the above paragraphs. Those factors include, but are not limited to, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, results of Year 2000 testing, adequate resolution of Year 2000 issues by the Company's customers, vendors, competitors, and counterparties, and similar uncertainties.

    The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for all entities for reporting comprehensive income and its components in financial statements. This statement requires that all items which are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is equal to net income plus the change in "other comprehensive income," as defined by SFAS No. 130. The only component of other comprehensive income currently applicable to the Company is the net unrealized gain or loss on available-for-sale investments. SFAS No. 130 requires that an entity: (a) classify items of other comprehensive income by their nature in a financial statement, and (b) report the accumulated balance of other comprehensive income separately from common stock and retained earnings in the equity section of the balance sheet. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997 and was adopted by the Company as of January 1, 1998. See "Item 8. Financial Statements and Supplementary Data--Note 11 to the Consolidated Financial Statements--Comprehensive Income."

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for publicly held entities to follow in reporting information about operating segments in annual financial statements and requires that those entities also report selected information about operating segments in interim financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997 and was adopted by the Company as of December 31, 1998. See "Item 8. Financial Statements and Supplementary Data--Note 1 to the Consolidated Financial Statements--Significant Accounting Policies."

    SFAS No. 132, "Statement on Employers' Disclosures about Pensions and Other Post-Retirement Benefits" was issued by the FASB in February 1998. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company does not have a pension plan or provide for other post-retirement benefits for employees, and thus this statement does not have a material impact on the Company's consolidated financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this statement on January 1, 2000. The Company has not yet determined the impact of its adoption on the Company's consolidated financial statements.

    In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

ITEM 2. PROPERTIES

    In 1995, the Bank relocated its corporate headquarters and main branch and entered into a 10-year lease on a two-story office building located at 3003 Tasman Drive, Santa Clara, California. In July 1997, the Bank finalized an amendment to the original lease associated with its corporate headquarters. The amendment provides for the lease of additional premises, approximating 56,000 square feet, adjacent to the existing headquarters facility. The Company began occupying the additional premises in August 1998.

    In addition to the headquarters lease in Santa Clara, the Bank has entered into various other leases for properties that serve as branches and/or loan offices. These properties are located in the following locations within
California: Irvine, Menlo Park, Palo Alto, San Diego, St. Helena, and West Los Angeles. Offices located outside of California include: Phoenix, Arizona; Boulder, Colorado; Atlanta, Georgia; Rosemont, Illinois; Rockville, Maryland; Wellesley, Massachusetts; Beaverton, Oregon; Austin, Texas; and Bellevue, Washington. All Bank properties are occupied under leases, which expire at various dates through May 2005, and in most instances, include options to renew or extend at market rates and terms. The Bank also owns leasehold improvements and furniture, fixtures and equipment at its offices, all of which are used in the Bank's business activities.

ITEM 3. LEGAL PROCEEDINGS

    There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 1998, or at the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote by the shareholders of the Company's common stock during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    MARKET INFORMATION

    The Company's common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market under the symbol "SIVB."

    The following table presents the high and low sales prices for the Company's common stock for each quarterly period during the last two years, based on the daily closing price as reported by the Nasdaq National Market. The 1997 stock prices have been restated to reflect a two-for-one stock split distributed on May 1, 1998.

                                                                                   1998                  1997
                                                                           --------------------  --------------------
QUARTER                                                                       LOW       HIGH        LOW       HIGH
-------------------------------------------------------------------------  ---------  ---------  ---------  ---------
First....................................................................  $   25.19  $   31.94  $   16.13  $   19.75
Second...................................................................  $   30.47  $   36.00  $   16.69  $   23.00
Third....................................................................  $   14.81  $   38.50  $   20.94  $   29.88
Fourth...................................................................  $   12.50  $   26.63  $   24.57  $   29.22

    SHAREHOLDERS

    The number of shareholders of record of the Company's common stock was 721 as of January 31, 1999.

    DIVIDENDS

    The Company declared no cash dividends in 1997 or 1998, and is subject to certain restrictions and limitations on the payment of dividends pursuant to existing and applicable laws and regulations. See "Item 1. Business--Supervision and Regulation--Dividends and Other Transfers of Funds," and "Item 8. Financial Statements and Supplementary Data--Note 17 to the Consolidated Financial Statements--Regulatory Matters" for additional discussion on restrictions and limitations on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Company's financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to the Company's prior years results to conform with 1998 presentations. In addition, the Common Share Summary information for the prior years has been restated to reflect a two-for-one stock split distributed on May 1, 1998. Such reclassifications had no effect on the results of operations or shareholders' equity.

                                                                  YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                            ------------  ------------  ------------  ------------  ------------
                                                (DOLLARS AND NUMBERS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INCOME STATEMENT SUMMARY:
Net interest income.......................  $    146,615  $    110,824  $     87,275  $     73,952  $     60,260
Provision for loan losses.................        37,159        10,067        10,426         8,737         3,087
Noninterest income........................        23,162        13,265        11,609        12,565         4,922
Noninterest expense.......................        83,645        66,301        52,682        47,925        45,599
Income before taxes.......................        48,973        47,721        35,776        29,855        16,496
Income tax expense........................        20,117        20,043        14,310        11,702         7,430
Net income................................        28,856        27,678        21,466        18,153         9,066

COMMON SHARE SUMMARY:
Basic earnings per share..................  $       1.42  $       1.43  $       1.17  $       1.04  $       0.55
Diluted earnings per share................          1.38          1.36          1.11          0.99          0.53
Book value per share......................         10.42          8.75          7.26          5.86          4.54
Weighted average shares outstanding.......        20,268        19,370        18,426        17,494        16,670
Weighted average diluted shares
  outstanding.............................        20,923        20,338        19,382        18,288        17,066

YEAR-END BALANCE SHEET SUMMARY:
Loans, net of unearned income.............  $  1,611,921  $  1,174,645  $    863,492  $    738,405  $    703,809
Assets....................................     3,545,452     2,625,123     1,924,544     1,407,587     1,161,539
Deposits..................................     3,269,753     2,432,407     1,774,304     1,290,060     1,075,373
Shareholders' equity......................       215,865       174,481       135,400       104,974        77,257

AVERAGE BALANCE SHEET SUMMARY:
Loans, net of unearned income.............  $  1,318,826  $    973,637  $    779,655  $    681,255  $    592,759
Assets....................................     2,990,548     2,140,630     1,573,903     1,165,004       956,336
Deposits..................................     2,746,041     1,973,118     1,441,360     1,060,333       877,787
Shareholders' equity......................       198,675       152,118       119,788        91,710        73,461

CAPITAL RATIOS:
Total risk-based capital ratio............         11.5%         11.5%         11.5%         11.9%         10.1%
Tier 1 risk-based capital ratio...........         10.3%         10.2%         10.2%         10.6%          8.9%
Tier 1 leverage ratio.....................          7.6%          7.1%          7.7%          8.0%          8.3%
Average shareholders' equity to average
  assets..................................          6.6%          7.1%          7.6%          7.9%          7.7%

SELECTED FINANCIAL RATIOS:
Return on average assets..................          1.0%          1.3%          1.4%          1.6%          0.9%
Return on average shareholders'
  equity..................................         14.5%         18.2%         17.9%         19.8%         12.3%
Efficiency ratio..........................         53.8%         55.9%         55.9%         60.6%         68.3%
Net interest margin.......................          5.2%          5.6%          6.1%          7.1%          7.2%

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

    Certain reclassifications have been made to the Company's prior years results to conform with 1998 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

RESULTS OF OPERATIONS

    EARNINGS SUMMARY

    The Company reported net income in 1998 of $28.9 million, compared with net income in 1997 and 1996 of $27.7 million and $21.5 million, respectively. Diluted earnings per share totaled $1.38 in 1998, compared to $1.36 and $1.11 in 1997 and 1996, respectively. Return on average equity in 1998 was 14.5%, compared with 18.2% in 1997 and 17.9% in 1996. Return on average assets in 1998 was 1.0%, compared with 1.3% in 1997 and 1.4% in 1996.

    The slight increase in net income for 1998, as compared to 1997, was primarily attributable to growth in both net interest income and noninterest income, and was almost entirely offset by a significant increase in the provision for loan losses and an increase in noninterest expense. The increase in net income for 1997, as compared with 1996, was largely due to growth in net interest income, partially offset by an increase in noninterest expense. The major components of net income and changes in these components are summarized in the following table for the years ended December 31, 1998, 1997 and 1996, and are discussed in more detail on the following pages.

                                                                    YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------------------------
                                                                                                   1997 TO 1996
                                                                          1998 TO 1997               INCREASE
                                                     1998        1997       INCREASE      1996      (DECREASE)
                                                  ----------  ----------  ------------  ---------  ------------
                                                                     (DOLLARS IN THOUSANDS)
Net interest income.............................  $  146,615  $  110,824   $   35,791   $  87,275   $   23,549
Provision for loan losses.......................      37,159      10,067       27,092      10,426         (359)
Noninterest income..............................      23,162      13,265        9,897      11,609        1,656
Noninterest expense.............................      83,645      66,301       17,344      52,682       13,619
                                                  ----------  ----------  ------------  ---------  ------------
Income before income taxes......................      48,973      47,721        1,252      35,776       11,945
Income tax expense..............................      20,117      20,043           74      14,310        5,733
                                                  ----------  ----------  ------------  ---------  ------------
Net income......................................  $   28,856  $   27,678   $    1,178   $  21,466   $    6,212
                                                  ----------  ----------  ------------  ---------  ------------
                                                  ----------  ----------  ------------  ---------  ------------

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

    The following table sets forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the years ended December 31, 1998, 1997 and 1996.

                                                                   YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------------------------
                                                1998                               1997                         1996
                                  ---------------------------------  ---------------------------------  --------------------
                                                          AVERAGE                            AVERAGE
                                                           YIELD                              YIELD
                                   AVERAGE                  AND       AVERAGE                  AND       AVERAGE
                                   BALANCE   INTEREST      RATE       BALANCE   INTEREST      RATE       BALANCE   INTEREST
                                  ---------  ---------  -----------  ---------  ---------  -----------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal funds sold and
    securities purchased under
    agreement to resell (1).....  $ 396,488  $  21,305         5.4%  $ 312,398  $  17,264         5.5%  $ 244,408  $  13,106
  Investment securities:
    Taxable.....................  1,044,918     61,515         5.9     671,390     40,360         6.0     411,743     23,587
    Non-taxable (2).............     78,234      5,034         6.4      33,801      2,320         6.9       8,112        749
  Loans: (3), (4), (5)
    Commercial..................  1,157,949    122,708        10.6     858,459     95,304        11.1     658,316     75,750
    Real estate construction and
      term......................    115,743     12,364        10.7      78,311      8,063        10.3      81,358      8,471
    Consumer and other..........     45,134      4,064         9.0      36,867      3,473         9.4      39,981      3,672
                                  ---------  ---------       -----   ---------  ---------       -----   ---------  ---------
  Total loans...................  1,318,826    139,136        10.6     973,637    106,840        11.0     779,655     87,893
                                  ---------  ---------       -----   ---------  ---------       -----   ---------  ---------
Total interest-earning assets...  2,838,466    226,990         8.0   1,991,226    166,784         8.4   1,443,918    125,335
                                  ---------  ---------       -----   ---------  ---------       -----   ---------  ---------
Cash and due from banks.........    137,096                            148,044                            126,830
Allowance for loan losses.......    (40,055)                           (37,568)                           (30,429)
Other real estate owned.........        681                              1,192                              3,582
Other assets....................     54,360                             37,736                             30,002
                                  ---------                          ---------                          ---------
Total assets....................  $2,990,548                         $2,140,630                         $1,573,903
                                  ---------                          ---------                          ---------
                                  ---------                          ---------                          ---------
Funding sources:
Interest-bearing liabilities:
  NOW deposits..................  $  18,702        348         1.9   $  15,814        308         1.9   $  10,256        223
  Regular money market
    deposits....................    338,585      9,189         2.7     345,828      9,368         2.7     312,841      8,460
  Bonus money market deposits...  1,487,240     63,155         4.3     895,259     40,885         4.6     588,235     26,312
  Time deposits.................    131,530      5,917         4.5     107,742      4,587         4.3      69,975      2,801
  Other borrowings..............         66          4         6.0           5         --         5.0          30          2
                                  ---------  ---------       -----   ---------  ---------       -----   ---------  ---------
Total interest-bearing
  liabilities...................  1,976,123     78,613         4.0   1,364,648     55,148         4.0     981,337     37,798
Portion of noninterest-bearing
  funding sources...............    862,343                            626,578                            462,581
                                  ---------  ---------       -----   ---------  ---------       -----   ---------  ---------
Total funding sources...........  2,838,466     78,613         2.8   1,991,226     55,148         2.8   1,443,918     37,798
                                  ---------  ---------       -----   ---------  ---------       -----   ---------  ---------
Noninterest-bearing funding
  sources:
  Demand deposits...............    769,984                            608,475                            460,053
  Other liabilities.............     22,146                             15,389                             12,725
  Trust preferred securities....     23,620                                 --                                 --
  Shareholders' equity..........    198,675                            152,118                            119,788
  Portion used to fund interest-
    earning assets..............   (862,343)                          (626,578)                          (462,581)
                                  ---------                          ---------                          ---------
Total liabilities and
  shareholders'
  equity........................  $2,990,548                         $2,140,630                         $1,573,903
                                  ---------                          ---------                          ---------
                                  ---------                          ---------                          ---------
Net interest income and
  margin........................             $ 148,377         5.2%             $ 111,636         5.6%             $  87,537
                                             ---------       -----              ---------       -----              ---------
                                             ---------       -----              ---------       -----              ---------
Memorandum: Total deposits......  $2,746,041                         $1,973,118                         $1,441,360
                                  ---------                          ---------                          ---------
                                  ---------                          ---------                          ---------

                                    AVERAGE
                                     YIELD
                                      AND
                                     RATE
                                  -----------
Interest-earning assets:
  Federal funds sold and
    securities purchased under
    agreement to resell (1).....         5.4%
  Investment securities:
    Taxable.....................         5.7
    Non-taxable (2).............         9.2
  Loans: (3), (4), (5)
    Commercial..................        11.5
    Real estate construction and
      term......................        10.4
    Consumer and other..........         9.2
                                       -----
  Total loans...................        11.3
                                       -----
Total interest-earning assets...         8.7
                                       -----
Cash and due from banks.........
Allowance for loan losses.......
Other real estate owned.........
Other assets....................
Total assets....................
Funding sources:
Interest-bearing liabilities:
  NOW deposits..................         2.2
  Regular money market
    deposits....................         2.7
  Bonus money market deposits...         4.5
  Time deposits.................         4.0
  Other borrowings..............         5.5
                                       -----
Total interest-bearing
  liabilities...................         3.9
Portion of noninterest-bearing
  funding sources...............
                                       -----
Total funding sources...........         2.6
                                       -----
Noninterest-bearing funding
  sources:
  Demand deposits...............
  Other liabilities.............
  Trust preferred securities....
  Shareholders' equity..........
  Portion used to fund interest-
    earning assets..............
Total liabilities and
  shareholders'
  equity........................
Net interest income and
  margin........................         6.1%
                                       -----
                                       -----
Memorandum: Total deposits......

------------------------------

(1) Includes average interest-bearing deposits in other financial institutions of $240, $306 and $345 in 1998, 1997 and 1996, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1998, 1997 and 1996. These adjustments were $1,762, $812 and $262 for the years ended December 31, 1998, 1997 and 1996, respectively.

(3) Average loans include average nonaccrual loans of $26,158, $19,681 and $22,897 in 1998, 1997 and 1996, respectively.

(4) Average loans are net of average unearned income of $8,299, $6,922 and $4,169 in 1998, 1997 and 1996, respectively.

(5) Loan interest income includes loan fees of $12,935, $10,567 and $8,176 in 1998, 1997 and 1996, respectively.

    Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the years indicated. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1998, 1997 and 1996.

                                                      1998 COMPARED TO 1997            1997 COMPARED TO 1996
                                                 -------------------------------  -------------------------------
                                                       INCREASE (DECREASE)              INCREASE (DECREASE)
                                                        DUE TO CHANGE IN                 DUE TO CHANGE IN
                                                 -------------------------------  -------------------------------
                                                  VOLUME      RATE       TOTAL     VOLUME      RATE       TOTAL
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Interest income:
  Federal funds sold and securities purchased
    under agreement to resell..................  $   4,518  $    (477) $   4,041  $   3,757  $     401  $   4,158
  Investment securities........................     24,765       (896)    23,869     17,269      1,075     18,344
  Loans........................................     36,418     (4,122)    32,296     21,286     (2,339)    18,947
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Increase (decrease) in interest income.........     65,701     (5,495)    60,206     42,312       (863)    41,449
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Interest expense:
  NOW deposits.................................         54        (14)        40        108        (23)        85
  Regular money market deposits................       (197)        18       (179)       894         14        908
  Bonus money market deposits..................     25,138     (2,868)    22,270     14,021        552     14,573
  Time deposits................................      1,070        260      1,330      1,608        178      1,786
  Other borrowings.............................          4         --          4         --         (2)        (2)
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Increase (decrease) in interest expense........     26,069     (2,604)    23,465     16,631        719     17,350
                                                 ---------  ---------  ---------  ---------  ---------  ---------
Increase (decrease) in net interest income.....  $  39,632  $  (2,891) $  36,741  $  25,681  $  (1,582) $  24,099
                                                 ---------  ---------  ---------  ---------  ---------  ---------
                                                 ---------  ---------  ---------  ---------  ---------  ---------

    Net interest income, on a fully taxable-equivalent basis, totaled $148.4 million in 1998, an increase of $36.8 million, or 32.9%, from the $111.6 million total in 1997. The increase in net interest income was attributable to a $60.2 million, or 36.1%, increase in interest income, offset by a $23.5 million, or 42.5%, increase in interest expense over the comparable prior year period. Net interest income in 1997, on a fully taxable-equivalent basis, increased $24.1 million, or 27.5%, compared to the $87.5 million total in 1996. This increase in net interest income was the result of a $41.4 million, or 33.1%, increase in interest income, offset by a $17.4 million, or 45.9%, increase in interest expense over the comparable prior year period.

    The $60.2 million increase in interest income for 1998, as compared to 1997, was the result of a $65.7 million favorable volume variance, slightly offset by a $5.5 million unfavorable rate variance. The $65.7 million favorable volume variance resulted from a $847.2 million, or 42.5%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in the Company's average deposits, which increased $772.9 million, or 39.2%, from 1997 to 1998. The increase in average interest-earning assets consisted of loans, which increased $345.2 million, plus a combination of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $502.0 million, accounting for 59.3% of the total increase in average interest-earning assets.

    Average loans increased $345.2 million, or 35.5%, in 1998 as compared to 1997, resulting in a $36.4 million favorable volume variance. This growth was widely distributed throughout the loan portfolio, as reflected by increased loan balances in all of the Company's technology, life sciences and special industry niche practices, in specialized lending products, and throughout the Company's loan offices located across the nation.

    In December 1998, the Company announced that the Bank had discontinued new loan originations associated with its Religious Financial Resources (RFR) Division. Started in 1995, the Bank had approximately $175.0 million in outstanding loans to religious organizations, predominantly for construction of buildings for worship and education, as of December 31, 1998. Competitive changes within the religious organizations market affected the Bank's ability to generate its anticipated loan yield and provide returns that exceed the Company's required return on capital. The credit quality of the RFR portfolio was not a factor in the Company's decision to discontinue new RFR loan origination. Since inception, the Company has not incurred any losses associated with the RFR portfolio. The discontinuation of new RFR loan origination could have an effect on the future loan growth of the Company.

    Average investment securities for 1998 increased $418.0 million, or 59.3%, as compared to 1997, resulting in a $24.8 million favorable volume variance. The aforementioned strong growth in average deposits exceeded the growth in average loans during 1998, and generated excess funds that were largely invested in U.S. agency securities, collateralized mortgage obligations and municipal securities. The growth in the investment portfolio reflected Management's actions to increase, as well as to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity.

    Average federal funds sold and securities purchased under agreement to resell in 1998 increased a combined $84.1 million, or 26.9%, over the prior year, resulting in a $4.5 million favorable volume variance. This increase was largely due to the aforementioned strong growth in average deposits during 1998 coupled with Management's actions to further diversify the Company's portfolio of short-term investments.

    For additional discussion of the Company's liquidity and investment management activities, see the Item 7 sections entitled "Interest Rate Risk Management" and "Liquidity."

    Unfavorable rate variances associated with each component of interest-earning assets in 1998 resulted in a decrease in interest income of $5.5 million as compared to the prior year. Short-term market interest rates declined during the second half of 1998. As a result of this decline, the Company earned lower yields in 1998 on federal funds sold, securities purchased under agreement to resell and its investment securities, a significant portion of which were short-term in nature, resulting in a $1.4 million unfavorable rate variance as compared to the prior year. The average yield on loans in 1998 decreased 40 basis points from 1997, accounting for the remaining $4.1 million of the total unfavorable rate variance. This decrease was primarily attributable to both increased competition and a decline in the average prime rate charged by the Company during the second half of 1998, as a substantial portion of the Company's loans are prime rate-based.

    The yield on average interest-earning assets decreased 40 basis points in 1998 from the comparable prior year period. This decrease resulted from a decline in the average yield on loans, largely due to both increased competition and a decline in the Company's prime rate, as well as a continuing shift in the composition of interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned strong growth in deposits continuing to outpace the growth in the Company's average loans during 1998.

    The $41.4 million increase in interest income for 1997, as compared to 1996, was due to a $42.3 million favorable volume variance, slightly offset by a $0.9 million unfavorable rate variance. The $42.3 million favorable volume variance was attributable to growth in average interest-earning assets, which increased $547.3 million, or 37.9%, from the prior year comparable period. The increase in average interest-earning assets consisted of increases in each component of the Company's interest-earning assets, and resulted from significant growth in average deposits, which were up $531.8 million, or 36.9%, from the comparable 1996 period.

    Average loans increased $194.0 million, or 24.9%, in 1997 as compared to 1996. This year-over-year increase was widely distributed throughout the Company's niches and products, as well as the Company's loan offices located across the nation.

    The increase in average investment securities during 1997, as compared to 1996, of $285.3 million, or 68.0%, was largely invested in U.S. agency securities, U.S. Treasury securities, mortgage-backed securities, and municipal securities. This increase resulted from the aforementioned strong deposit growth in 1997 that exceeded the growth in loans and was the result of Management's decision to both increase the Company's portfolio of longer-term securities in an effort to obtain available higher yields, and to increase as well as to further diversify the Company's portfolio of short-term investments in response to a significant increase in liquidity. Average federal funds sold and securities purchased under agreement to resell increased $68.0 million, or 27.8%, in 1997, and was also a result of the aforementioned strong growth in deposits coupled with Management's actions to further diversify the Company's portfolio of short-term investments.

    In 1997, a $2.3 million unfavorable rate variance associated with loans was partially offset by a combined $1.4 million favorable rate variance related to federal funds sold, securities purchased under agreement to resell and investment securities, resulting in a decrease in interest income of $0.9 million as compared to 1996. The unfavorable rate variance related to loans resulted from a 30 basis points decline in the average yield on loans from 1996 to 1997, and was largely due to increased competition. The average yields on federal funds sold, securities purchased under agreement to resell and investment securities increased in 1997 from the prior year, and resulted from both an increase in short-term market interest rates and Management's actions to increase the Company's portfolio of longer-term securities in an effort to obtain available higher yields.

    The total yield on average interest-earning assets declined 30 basis points in 1997 from the comparable prior year period. This decrease resulted from a decline in the average yield on loans, largely due to increased competition, and a shift in the composition of average interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreements to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned strong growth in average deposits outpacing growth in the Company's average loans during 1997.

    Interest expense in 1998 increased $23.5 million from 1997. This increase was due to an unfavorable volume variance of $26.1 million, partially offset by a favorable rate variance of $2.6 million. The unfavorable volume variance resulted from a $611.5 million, or 44.8%, increase in average interest-bearing liabilities in 1998 as compared to 1997. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $592.0 million, or 66.1%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during 1998, and by growth in the number of clients served by the Company.

    Changes in the average rates paid on interest-bearing liabilities had a $2.6 million favorable impact on interest expense in 1998 as compared to 1997. This decrease in interest expense largely resulted from a reduction in the average rate paid on the Company's bonus money market deposit product from 4.6% in 1997 to 4.3% in 1998. The reduction during 1998 in the average rate paid on the Company's bonus money market deposit product was largely attributable to a decline in short-term market interest rates during the second half of 1998.

    The average cost of funds paid in 1998 of 2.8% was flat with the prior year. Although the average rate paid on the Company's bonus money market deposit product decreased during 1998 as compared to 1997, this was offset by a continuing shift in the composition of average interest-bearing liabilities towards a higher percentage of deposits in that product.

    The increase in interest expense for 1997 of $17.3 million, as compared to 1996, was due to an unfavorable volume variance of $16.6 million and an unfavorable rate variance of $0.7 million. The unfavorable volume variance resulted from a $383.3 million, or 39.1%, increase in average interest-bearing liabilities in 1997 as compared to 1996. This increase was primarily related to the Company's bonus money market deposit product, which increased $307.0 million from the prior year due to the high level of client liquidity attributable to the strong inflow of investment capital into the venture capital community and into the public equity markets, and due to growth during 1997 in the number of clients served by the Company. The year-over-year $0.7 million unfavorable rate variance was largely attributable to an increase during 1997 in the average rate paid on the Company's bonus money market deposit product which resulted from an increase in short-term market interest rates, as well as a shift in the composition of interest-bearing liabilities towards a higher percentage of deposits in the bonus money market deposit product.

    In 1997, the average cost of funds paid increased to 2.8%, up from 2.6% in 1996. This increase was attributable to both an increase in the average rate paid on the Company's bonus money market deposit product in response to an increase in short-term market interest rates, as well as to a shift in the composition of interest-bearing liabilities towards a higher percentage of deposits in the bonus money market deposit product.

    PROVISION FOR LOAN LOSSES

    The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

    The Company's provision for loan losses totaled $37.2 million in 1998, a significant increase compared to $10.1 million and $10.4 million in 1997 and 1996, respectively. The large increase in the Company's provision for loan losses in 1998 was in response to the Company incurring $28.9 million in net charge-offs in 1998, versus $5.1 million and $7.4 million in 1997 and 1996, respectively. For a more detailed discussion of credit quality and the allowance for loan losses, see the Item 7 section entitled "Financial Condition--Credit Quality and the Allowance for Loan Losses."

    NONINTEREST INCOME

    The following table summarizes the components of noninterest income for the past three years:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
                                                                                     (DOLLARS IN THOUSANDS)
Letter of credit and foreign exchange income...................................  $   7,397  $   4,512  $   3,423
Disposition of client warrants.................................................      6,657      5,480      5,389
Investment gains...............................................................      5,240         90          1
Deposit service charges........................................................      1,730      1,772      1,663
Other..........................................................................      2,138      1,411      1,133
                                                                                 ---------  ---------  ---------
Total noninterest income.......................................................  $  23,162  $  13,265  $  11,609
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    Noninterest income increased $9.9 million, or 74.6%, in 1998 as compared to 1997. This increase was largely due to a $5.2 million increase in investment gains, coupled with a $2.9 million increase in letter of credit fees, foreign exchange fees and other trade finance income and a $1.2 million increase in income from the disposition of client warrants. Noninterest income increased $1.7 million, or 14.3%, in 1997 as compared to 1996. This increase was largely due to a $1.1 million increase in letter of credit fees, foreign exchange fees and other trade finance income.

    Letter of credit fees, foreign exchange fees and other trade finance income totaled $7.4 million in 1998, an increase of $2.9 million, or 63.9%, from the $4.5 million total in 1997, and an increase of $4.0 million, or 116.1%, from the $3.4 million total in 1996. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related products and services among the Company's growing client base, a large percentage of which provide products and services in international markets.

    Income from the disposition of client warrants totaled $6.7 million, $5.5 million and $5.4 million in 1998, 1997 and 1996, respectively. The Company has historically obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming, and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond the control of the Company, including the general condition of the public equity markets as well as the merger and acquisition environment. Therefore income from the disposition of client warrants cannot be predicted with any degree of accuracy and is likely to vary materially from period to period. During the years ended December 31, 1998, 1997 and 1996, a significant portion of the income from the disposition of client warrants was offset by expenses related to the Company's efforts to build an infrastructure sufficient to support present and prospective business activities, and was also offset by increases to the provision for loan losses during those years. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized from the disposition of client warrants in furthering its business strategies.

    The Company realized $5.2 million in gains on sales of investment securities during 1998, compared to $0.1 million in gains on sales of investment securities during 1997, and a nominal gain on sales of investment securities during 1996. The book value of securities sold during 1998 totaled $433.3 million and primarily consisted of U.S. Treasury securities, U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations. All investment securities sold were classified as available-for-sale, and all sales were conducted as a normal component of the Company's asset/liability and liquidity management activities.

    Income related to deposit service charges totaled $1.7 million, $1.8 million and $1.7 million in 1998, 1997 and 1996, respectively. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by the Company as deposit service charges income.

    Other noninterest income is largely composed of service-based fee income, and totaled $2.1 million in 1998, compared to $1.4 million in 1997 and $1.1 million in 1996, respectively. The increase in 1998, as compared to 1997 and 1996, was primarily due to a higher volume of cash management and loan documentation services related to the Company's growing client base.

    NONINTEREST EXPENSE

    Noninterest expense in 1998 totaled $83.6 million, a $17.3 million, or 26.2%, increase from 1997. Total noninterest expense was $66.3 million in 1997, up $13.6 million, or 25.9%, from 1996. Management closely monitors the Company's level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio was 53.8% for 1998, down from 55.9% for both 1997 and 1996. The following table presents the detail of noninterest expense and the incremental contribution of each expense line item to the Company's efficiency ratio:

                                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------------------------------------
                                                    1998                    1997                    1996
                                           ----------------------  ----------------------  ----------------------
                                                      PERCENT OF              PERCENT OF              PERCENT OF
                                                       ADJUSTED                ADJUSTED                ADJUSTED
                                            AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                                           ---------  -----------  ---------  -----------  ---------  -----------
                                                                   (DOLLARS IN THOUSANDS)
Compensation and benefits................  $  44,232        28.0%  $  40,084        33.8%  $  31,417        33.6%
Professional services....................      9,876         6.3       6,710         5.7       4,987         5.3
Furniture and equipment..................      6,667         4.2       3,620         3.1       3,239         3.5
Business development and travel..........      6,025         3.8       4,514         3.8       2,918         3.1
Net occupancy expense....................      5,195         3.3       3,410         2.9       3,095         3.3
Postage and supplies.....................      2,225         1.4       1,600         1.3       1,448         1.5
Advertising and promotion................      2,215         1.4       1,448         1.2       1,183         1.3
Telephone................................      2,157         1.4       1,444         1.2       1,277         1.4
Trust preferred securities
  distributions..........................      2,012         1.3          --          --          --          --
Other....................................      4,255         2.7       3,395         2.9       2,720         2.9
                                           ---------  -----------  ---------  -----------  ---------  -----------
Total, excluding cost of other real
  estate owned...........................     84,859        53.8%     66,225        55.9%     52,284        55.9%
                                                      -----------             -----------             -----------
                                                      -----------             -----------             -----------
Cost of other real estate owned..........     (1,214)                     76                     398
                                           ---------               ---------               ---------
Total noninterest expense................  $  83,645               $  66,301               $  52,682
                                           ---------               ---------               ---------
                                           ---------               ---------               ---------

    Compensation and benefits expenses totaled $44.2 million in 1998, a $4.1 million, or 10.4%, increase over the $40.1 million incurred in 1997. This increase was largely the result of an increase in the number of average full-time equivalent (FTE) personnel employed by the Company, from 417 in 1997 to 521 in 1998, partially offset by a decrease in variable-based compensation expenses associated with the Company's incentive bonus pool and employee stock ownership plan due to lower than expected net income. Compensation and benefits expenses in 1997 increased $8.7 million, or 27.6%, from the $31.4 million total in 1996. The increase in compensation and benefits expenses in 1997 was primarily the result of an increase in the number of average FTE employed by the Company. Average FTE were 417 in 1997 compared with 363 in 1996. The increase in FTE from 1996 through 1998 was primarily due to a combination of the Company's efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in the Company's FTE is likely to occur during future years as a result of the continued expansion of the Company's business activities.

    Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and the Company's Board of Directors, totaled $9.9 million in 1998, a $3.2 million, or 47.2%, increase from the $6.7 million total in 1997. The Company incurred $5.0 million in professional services expenses in 1996. The increase in professional services expenses in 1998, as compared to 1997 and 1996, primarily related to an increase in both consulting fees associated with several business initiatives, including the Year 2000 remediation project, and legal fees primarily related to loan consultations and the workout of various commercial credits. The level of professional services expenses during the past three years further reflects the extensive efforts undertaken by the Company to continue to build and support its infrastructure, as well as evaluate and pursue new business opportunities. It also reflects the Company's efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where the Company believes it can achieve a combination of cost savings and increased quality of service.

    Occupancy, furniture and equipment expenses totaled $11.9 million in 1998, $7.0 million in 1997 and $6.3 million in 1996. The increase in occupancy, furniture and equipment expenses in 1998, as compared to 1997 and 1996, was largely attributable to the Company incurring certain non-recurring costs in connection with the expansion of its existing headquarters facility during the second quarter of 1998 and an increase in recurring expenses associated with that additional office space. Occupancy, furniture and equipment expenses were also impacted by costs related to furniture, computer equipment and other related costs associated with the Company opening new loan offices in West Los Angeles, California and Rosemont, Illinois in early 1998. The Company intends to continue its geographic expansion into other emerging technology marketplaces across the U.S. during future years as opportunities to serve new markets arise.

    Business development and travel expenses totaled $6.0 million in 1998, an increase of $1.5 million, or 33.5%, compared to the $4.5 million total in 1997. The Company incurred $2.9 million in business development and travel expenses in 1996. The increase in business development and travel expenses during each of the last two years was largely attributable to overall growth in the Company's business, including both an increase in the number of FTE and expansion into new geographic markets.

    Postage and supplies expenses totaled $2.2 million, $1.6 million and $1.4 million in 1998, 1997 and 1996, respectively. Total telephone expenses were $2.2 million in 1998, $1.4 million in 1997 and $1.3 million in 1996. The increase in postage and supplies and telephone expenses during each of the past two years was largely the result of overall growth in the Company's business, including both an increase in the number of FTE and expansion into new geographic markets.

    Advertising and promotion expenses totaled $2.2 million in 1998, $1.4 million in 1997 and $1.2 million in 1996. The increase in advertising and promotion expenses in 1998, compared to 1997 and 1996, reflects a concerted effort by the Company to increase its marketing efforts nationwide.

    Trust preferred securities distributions totaled $2.0 million in 1998 and resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years. For further discussion related to the trust preferred securities, see the
Item 7 sections entitled "Liquidity" and "Capital Resources."

    Other noninterest expenses totaled $4.3 million, $3.4 million and $2.7 million in 1998, 1997 and 1996, respectively. The increase in other noninterest expenses in 1998 of $0.9 million, as compared to 1997, was primarily due to an increase in data processing costs related to both the aforementioned overall growth in the Company's business and several new business initiatives begun in 1998. In addition, there was an increase in costs associated with certain vendor provided services resulting from growth in the Company's client base.

The $0.7 million increase in other noninterest expenses from 1996 to 1997 was largely due to expenses associated with both an asset which was acquired through foreclosure during 1997 and an increase in costs associated with certain vendor provided services resulting from growth in the Company's client base.

    The Company realized a net gain of $1.3 million in connection with the sale of an other real estate owned (OREO) property during 1998. In 1997, the Company incurred minimal net costs associated with OREO, and in 1996, $0.4 million in net OREO-related costs were incurred, primarily due to the write-down of one property owned by the Company. The Company's net costs associated with OREO include: maintenance expenses, property taxes, marketing costs, net operating expense or income associated with income-producing properties, property write-downs, and gains or losses on the sales of such properties.

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

    INCOME TAXES

    The Company's effective income tax rate was 41.1% in 1998, compared to 42.0% in 1997 and 40.0% in 1996. The slight decrease in the Company's effective income tax rate for 1998, as compared to 1997, was attributable to an increase in the amount of tax-exempt interest income received by the Company. The increase in the Company's effective income tax rate from 1996 to 1997, was due to adjustments in the Company's estimate of its income tax liabilities.

FINANCIAL CONDITION

    The Company's total assets were $3.5 billion at December 31, 1998, an increase of $920.3 million, or 35.1%, compared to $2.6 billion at December 31, 1997.

    FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Federal funds sold and securities purchased under agreement to resell totaled a combined $399.2 million at December 31, 1998, an increase of $77.4 million, or 24.1%, compared to the $321.8 million outstanding at the prior year end. This increase was attributable to the Company investing excess funds resulting from the strong growth in deposits during 1998 which exceeded the growth in loans, in these types of short-term, liquid investments.

    INVESTMENT SECURITIES

    The following table details the composition of investment securities, all of which were classified as available-for-sale and reported at fair value, at December 31, 1998, 1997 and 1996.

                                                                                       DECEMBER 31,
                                                                          --------------------------------------
                                                                              1998          1997         1996
                                                                          ------------  ------------  ----------
                                                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury securities................................................  $     41,049  $    217,685  $   75,547
U.S. agencies and corporations:
  Discount notes and bonds..............................................       498,016       462,405     298,488
  Mortgage-backed securities............................................       125,059       144,437       8,168
  Collateralized mortgage obligations...................................       155,149        41,051      58,038
Obligations of states and political subdivisions........................       515,770        60,436      22,787
Commercial paper........................................................         9,993        41,829     143,086
Bankers' acceptances....................................................            --        16,140          --
Other debt securities...................................................        38,471        25,007      13,000
Other equity securities.................................................        13,995         4,914       5,908
                                                                          ------------  ------------  ----------
Total...................................................................  $  1,397,502  $  1,013,904  $  625,022
                                                                          ------------  ------------  ----------
                                                                          ------------  ------------  ----------

    Investment securities totaled $1.4 billion at December 31, 1998. This represented a $383.6 million, or 37.8%, increase over the December 31, 1997 balance of $1.0 billion. This increase resulted from excess funds that were generated by strong growth in the Company's deposits outpacing the growth in loans during 1998, and primarily consisted of U.S. agency securities, collateralized mortgage obligations and municipal securities. The significant increase in municipal securities was composed of both taxable and non-taxable municipal obligations, and was largely attributable to the Company obtaining slightly higher yields on these investments as compared to U.S. agency discount notes and bonds and other short-term securities. The decreases in U.S. Treasury securities, mortgage-backed securities and commercial paper was primarily due to sales and maturities. The overall growth in the investment portfolio reflected Management's actions to increase as well as to further diversify the Company's portfolio of short-term investments in response to a continued significant increase in liquidity.

    At December 31, 1998, there were no investment securities held by the Company which were issued by a single party, excluding securities issued by the U.S. Government or by U.S. Government agencies and corporations, and which exceeded 10.0% of the Company's shareholders' equity at year end.

    The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities held by the Company as of December 31, 1998. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of mortgage-backed securities and collateralized mortgage obligations will generally differ from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Other equity securities, consisting largely of the common stock of client companies, Federal Reserve Bank stock, investments in tax credit funds, and venture capital investments, were included in the table below as maturing after ten years.

                                                                  DECEMBER 31, 1998
                            ---------------------------------------------------------------------------------------------
                                                                                                                  AFTER
                                                                                            AFTER ONE             FIVE
                                                                 ONE YEAR                    YEAR TO            YEARS TO
                                      TOTAL                      OR LESS                    FIVE YEARS          TEN YEARS
                            --------------------------  --------------------------  --------------------------  ---------
                                          WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                              FAIR         AVERAGE        FAIR         AVERAGE        FAIR         AVERAGE        FAIR
                              VALUE         YIELD         VALUE         YIELD         VALUE         YIELD         VALUE
                            ---------  ---------------  ---------  ---------------  ---------  ---------------  ---------
                                                               (DOLLARS IN THOUSANDS)
U.S. Treasury
  securities..............  $  41,049           5.1%    $  41,049           5.1%           --            --            --
U.S. agencies and
  corporations:
  Discount notes and
    bonds.................    498,016           5.6       241,665           5.3     $ 256,351           6.0%           --
  Mortgage-backed
    securities............    125,059           6.4            --            --            --            --            --
  Collateralized mortgage
    obligations...........    155,149           6.6            --            --        12,397           6.3     $  17,502
Obligations of states and
  political
  subdivisions............    515,770           5.7       427,034           5.5        17,083           6.5        71,653
Commercial paper..........      9,993           5.2         9,993           5.2            --            --            --
Other debt securities.....     38,471           5.8        22,000           5.8         4,429           5.6        12,042
Other equity securities...     13,995            --            --            --            --            --            --
                                                 --                          --                          --
                            ---------                   ---------                   ---------                   ---------
Total.....................  $1,397,502          5.8%    $ 741,741           5.4%    $ 290,260           6.0%    $ 101,197
                                                 --                          --                          --
                                                 --                          --                          --
                            ---------                   ---------                   ---------                   ---------
                            ---------                   ---------                   ---------                   ---------


                                                       AFTER
                                                     TEN YEARS
                                             --------------------------
                               WEIGHTED-                   WEIGHTED-
                                AVERAGE        FAIR         AVERAGE
                                 YIELD         VALUE         YIELD
                            ---------------  ---------  ---------------

U.S. Treasury
  securities..............            --            --            --
U.S. agencies and
  corporations:
  Discount notes and
    bonds.................            --            --            --
  Mortgage-backed
    securities............            --     $ 125,059           6.4%
  Collateralized mortgage
    obligations...........           6.7%      125,250           6.6
Obligations of states and
  political
  subdivisions............           5.7            --            --
Commercial paper..........            --            --            --
Other debt securities.....           6.0            --            --
Other equity securities...            --        13,995            --
                                      --                          --
                                             ---------
Total.....................           5.9%    $ 264,304           6.1%
                                      --                          --
                                      --                          --
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

    LOANS

    The composition of the loan portfolio, net of unearned income, for each of the past five years is as follows:

                                                                          DECEMBER 31,
                                                 --------------------------------------------------------------
                                                     1998          1997         1996        1995        1994
                                                 ------------  ------------  ----------  ----------  ----------
                                                                     (DOLLARS IN THOUSANDS)
Commercial.....................................  $  1,429,980  $  1,051,218  $  755,699  $  622,488  $  613,469
Real estate construction.......................        74,023        53,583      27,540      17,194      10,512
Real estate term...............................        60,841        33,395      44,475      56,845      58,977
Consumer and other.............................        47,077        36,449      35,778      41,878      20,851
                                                 ------------  ------------  ----------  ----------  ----------
Total loans....................................  $  1,611,921  $  1,174,645  $  863,492  $  738,405  $  703,809
                                                 ------------  ------------  ----------  ----------  ----------
                                                 ------------  ------------  ----------  ----------  ----------

    Total loans at December 31, 1998, net of unearned income, were $1.6 billion, representing a $437.3 million, or 37.2%, increase compared to the $1.2 billion outstanding at December 31, 1997. The increase in loans from the 1997 year-end total was widely distributed throughout the loan portfolio, as evidenced by increased loan balances in all of the Company's market niches, specialized lending products and loan offices.

    In December 1998, the Company announced that the Bank had discontinued new loan originations associated with its Religious Financial Resources (RFR) Division. Started in 1995, the Bank had approximately $175.0 million in outstanding loans to religious organizations, predominantly for construction of buildings for worship and education, as of December 31, 1998. Competitive changes within the religious organizations market affected the Bank's ability to generate its anticipated loan yield and provide returns that exceed the Company's required return on capital. The credit quality of the RFR portfolio was not a factor in the Company's decision to discontinue new RFR loan origination. Since inception, the Company has not incurred any losses associated with the RFR portfolio. The discontinuation of new RFR loan origination could have an effect on the future loan growth of the Company.

    The following table sets forth the remaining contractual maturity distribution of the Company's loans (reported on a gross basis) at December 31, 1998 for fixed and variable rate commercial and real estate construction loans:

                                                                               DECEMBER 31, 1998
                                                               --------------------------------------------------
                                                                            AFTER ONE
                                                                            YEAR AND
                                                                ONE YEAR     THROUGH       AFTER
                                                                OR LESS    FIVE YEARS   FIVE YEARS      TOTAL
                                                               ----------  -----------  -----------  ------------
                                                                             (DOLLARS IN THOUSANDS)
Fixed rate loans:
Commercial...................................................  $   45,023   $ 156,087    $ 151,074   $    352,184
Real estate construction.....................................          --      12,217           --         12,217
                                                               ----------  -----------  -----------  ------------
Total fixed rate loans.......................................  $   45,023   $ 168,304    $ 151,074   $    364,401
                                                               ----------  -----------  -----------  ------------
                                                               ----------  -----------  -----------  ------------

Variable rate loans:
Commercial...................................................  $  691,952   $ 370,994    $  23,896   $  1,086,842
Real estate construction.....................................      59,485       2,439          564         62,488
                                                               ----------  -----------  -----------  ------------
Total variable rate loans....................................  $  751,437   $ 373,433    $  24,460   $  1,149,330
                                                               ----------  -----------  -----------  ------------
                                                               ----------  -----------  -----------  ------------

    Upon maturity, loans satisfying the Company's credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. The Company does not grant loans with unconditional extension terms.

    A substantial percentage of the Company's loans are commercial in nature, and such loans are generally made to emerging growth and middle-market companies in a variety of industries. As of December 31, 1998, only one industry sector (as identified by Standard Industrial Codes) represented more than 10.0% of the Company's loan portfolio. The Religious Financial Resources Division, in which new loan originations were discontinued in December 1998, represented 10.6% of the Company's total loan portfolio as of December 31, 1998.

    Management of the Company has continued to evaluate both the economic events occurring in Asia during 1998 and the forecasts for the U.S. economy for 1999, in an effort to determine the impact on the markets the Company serves. Now a full year after commencement of the Asian economic crisis, the Company has determined it has no direct exposure to the crisis. Only one borrowing client has been critically affected by the Asian economic crisis and that asset has been written down to reflect the perceived exposure. The outlook for the U.S. economy in 1999 is uncertain and although no significant current or forecasted negative impact has been identified with respect to the Company's loan growth, credit quality, overall financial condition, and results of operations, Management has decided to bolster the allowance for loan losses. Future events and circumstances surrounding the economic conditions in the U.S. and Asia cannot be predicted, nor can the impact of these future events and circumstances on the Company's loan growth, credit quality, overall financial condition, and results of operations be determined at the present time.

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

    Under the oversight of the Directors' Loan Committee, lending authority is delegated to the Chief Credit Officer and the Company's Internal Loan Committee consisting of the Chief Credit Officer, certain managers and loan administrators. Requests for new and existing credits which meet certain size and underwriting criteria may be approved outside of the Company's Internal Loan Committee by designated senior lenders or jointly with a loan administrator.

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

    An analysis of the allowance for loan losses for the past five years is as follows:

                                                                           DECEMBER 31,
                                                       -----------------------------------------------------
                                                         1998       1997       1996       1995       1994
                                                       ---------  ---------  ---------  ---------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Balance at January 1,................................  $  37,700  $  32,700  $  29,700  $  20,000  $  25,000
Charge-offs:
  Commercial.........................................    (31,123)    (9,236)    (9,056)    (4,248)   (10,913)
  Real estate........................................         --         --       (634)      (653)      (495)
  Consumer and other.................................         --         --        (38)       (57)        --
                                                       ---------  ---------  ---------  ---------  ---------
Total charge-offs....................................    (31,123)    (9,236)    (9,728)    (4,958)   (11,408)
                                                       ---------  ---------  ---------  ---------  ---------
Recoveries:
  Commercial.........................................      1,897      3,170      2,050      3,106      2,398
  Real estate........................................        366        986        217      2,815        923
  Consumer and other.................................          1         13         35         --         --
                                                       ---------  ---------  ---------  ---------  ---------
Total recoveries.....................................      2,264      4,169      2,302      5,921      3,321
                                                       ---------  ---------  ---------  ---------  ---------
Net (charge-offs) recoveries.........................    (28,859)    (5,067)    (7,426)       963     (8,087)
Provision for loan losses............................     37,159     10,067     10,426      8,737      3,087
                                                       ---------  ---------  ---------  ---------  ---------
Balance at December 31,..............................  $  46,000  $  37,700  $  32,700  $  29,700  $  20,000
                                                       ---------  ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------  ---------
Net charge-offs (recoveries) to average total
  loans..............................................        2.2%       0.5%       1.0%      (0.1)%       1.4%
                                                       ---------  ---------  ---------  ---------  ---------
                                                       ---------  ---------  ---------  ---------  ---------

    The following table displays the allocation of the allowance for loan losses among specific classes of loans:

                                                                           DECEMBER 31,
                                      --------------------------------------------------------------------------------------
                                               1998                     1997                     1996               1995
                                      -----------------------  -----------------------  -----------------------  -----------
                                                    PERCENT                  PERCENT                  PERCENT
                                                    OF TOTAL                 OF TOTAL                 OF TOTAL
                                        AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT       LOANS       AMOUNT
                                      -----------  ----------  -----------  ----------  -----------  ----------  -----------
                                                                      (DOLLARS IN THOUSANDS)
Commercial..........................   $  28,417        95.8%   $  30,394        89.5%   $  18,716        87.5%   $  16,176
Real estate term....................         438         1.4          426         2.8          873         5.2          707
Real estate construction............         374         1.3          274         4.6          140         3.2           87
Consumer and other..................         434         1.5          386         3.1          615         4.1          339
Unallocated.........................      16,337         N/A        6,220         N/A       12,356         N/A       12,391
                                      -----------  ----------  -----------  ----------  -----------  ----------  -----------
Total...............................   $  46,000       100.0%   $  37,700       100.0%   $  32,700       100.0%   $  29,700
                                      -----------  ----------  -----------  ----------  -----------  ----------  -----------
                                      -----------  ----------  -----------  ----------  -----------  ----------  -----------


                                                           1994
                                                  -----------------------
                                       PERCENT                  PERCENT
                                       OF TOTAL                 OF TOTAL
                                        LOANS       AMOUNT       LOANS
                                      ----------  -----------  ----------

Commercial..........................       84.3%   $  12,748        87.2%
Real estate term....................        7.7          765         8.4
Real estate construction............        2.4          345         1.4
Consumer and other..................        5.6          312         3.0
Unallocated.........................        N/A        5,830         N/A
                                      ----------  -----------  ----------
Total...............................      100.0%   $  20,000       100.0%
                                      ----------  -----------  ----------
                                      ----------  -----------  ----------

    The allowance for loan losses totaled $46.0 million at December 31, 1998, an increase of $8.3 million, or 22.0%, compared to $37.7 million at December 31, 1997. This increase was due to $37.2 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $28.9 million during 1998. The 1998 net charge-off amount was composed of $31.1 million in gross charge-offs and $2.3 million in gross recoveries.

    The 1998 gross charge-off total included $17.4 million and $7.2 million in charge-offs that were incurred during the third and fourth quarters of 1998, respectively. Gross charge-offs for the third quarter of 1998, the largest of which was $7.0 million, were primarily related to five commercial credits and were not concentrated in any particular niche or industry. Of the total 1998 third quarter gross charge-offs, $8.1 million were classified as nonperforming loans at the end of 1997, while $8.7 million were disclosed in the Company's 1998 second quarter 10-Q as having a higher than normal risk of becoming nonperforming loans during the third quarter of 1998.

    The Company incurred $7.2 million in gross charge-offs during the fourth quarter of 1998, primarily centered in the Company's QuickStart and bridge portfolios. Gross charge-offs in the fourth quarter of 1998 included three bridge loans and four QuickStart loans totaling $2.5 million and $1.9 million, respectively. The Company's QuickStart product is based in large part on an analysis that indicates that almost all venture capital-backed clients that receive a first round of equity infusion from a venture capitalist will receive a second round. The analysis indicated that the second round typically occurred 18 months after the first round. Hence, proceeds from the second round could be used to pay off the 18 month term loan offered under the QuickStart product. However, the second round has been occurring much sooner than expected and the additional cash infusion has occasionally been depleted before 18 months. The likelihood of a third round occurring is not as great as a second round and thus this has resulted in higher than anticipated charge-offs related to this product during the fourth quarter of 1998.

    The unallocated component of the allowance for loan losses as of December 31, 1998 increased $10.1 million, or 162.7%, from the prior year end. This increase reflects Management's decision to further bolster the allowance for loan losses and maintain strong coverage ratios based on the economic uncertainty surrounding many of the Company's markets in 1999 and the higher than normal charge-offs experienced during the third and fourth quarters of 1998.

    Gross charge-offs for 1997 were $9.2 million, and included charge-offs totaling $6.5 million related to two commercial credits, one in the Bank's technology and life sciences niche and the other in one of the Bank's special industry niches. Gross recoveries of $4.2 million in 1997 included $1.1 million related to a commercial credit in one of the Bank's special industry niches that was partially charged off in 1996. Gross charge-offs for 1996 were $9.7 million, and primarily resulted from five credits, none of which were related to the Bank's technology and life sciences niche. Gross recoveries of $2.3 million in 1996 included $0.9 million related to one commercial credit that was partially charged off in 1994. Net loan recoveries in 1995 of $1.0 million included $2.7 million in recoveries from a real estate client relationship that had been charged off in 1992 and $1.1 million in recoveries related to a commercial credit that was partially charged off in 1994. Net loan charge-offs of $8.1 million in 1994 included the partial charge-off of loans to two commercial borrowers totaling $5.5 million.

    In general, Management believes the allowance for loan losses is adequate as of December 31, 1998. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

    Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses. During 1998, 1997 and 1996, the Company's nonaccrual loans represented all impaired loans. Loans placed on nonaccrual status were measured by the Company for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."

                                                                               DECEMBER 31,
                                                           -----------------------------------------------------
                                                             1998       1997       1996       1995       1994
                                                           ---------  ---------  ---------  ---------  ---------
                                                                          (DOLLARS IN THOUSANDS)
Nonperforming assets:
Loans past due 90 days or more...........................  $     441  $   1,016  $   8,556  $     906  $     444
Nonaccrual loans (1).....................................     19,444     24,476     14,581     27,867     11,269
                                                           ---------  ---------  ---------  ---------  ---------
Total nonperforming loans................................     19,885     25,492     23,137     28,773     11,713
OREO and other foreclosed assets (1).....................      1,800      1,858      1,948      4,955      7,089
                                                           ---------  ---------  ---------  ---------  ---------
Total nonperforming assets...............................  $  21,685  $  27,350  $  25,085  $  33,728  $  18,802
                                                           ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------

Nonperforming loans as a percent of total loans..........        1.2%       2.2%       2.7%       3.9%       1.7%
OREO and other foreclosed assets as a percent of total
  assets.................................................        0.1%       0.1%       0.1%       0.4%       0.6%
Nonperforming assets as a percent of total assets........        0.6%       1.0%       1.3%       2.4%       1.6%
Allowance for loan losses................................  $  46,000  $  37,700  $  32,700  $  29,700  $  20,000
  As a percent of total loans............................        2.8%       3.2%       3.8%       4.0%       2.8%
  As a percent of nonaccrual loans.......................      236.6%     154.0%     224.3%     106.6%     177.5%
  As a percent of nonperforming loans....................      231.3%     147.9%     141.3%     103.2%     170.8%

------------------------

(1) In accordance with SFAS No. 114, in-substance foreclosure loans have been reclassified from OREO to nonaccrual loans. The reclassified amount is $1,377 at December 31, 1994.

    The detailed composition of nonaccrual loans is presented in the following table. There were no real estate construction or term loans on nonaccrual status at December 31, 1998 and 1997.

                                                                                                DECEMBER 31,
                                                                                            --------------------
                                                                                              1998       1997
                                                                                            ---------  ---------
                                                                                                (DOLLARS IN
                                                                                                 THOUSANDS)
Commercial................................................................................  $  18,979  $  24,127
Consumer and other........................................................................        465        349
                                                                                            ---------  ---------
Total nonaccrual loans....................................................................  $  19,444  $  24,476
                                                                                            ---------  ---------
                                                                                            ---------  ---------

    Nonperforming loans totaled $19.9 million at December 31, 1998, a decrease of $5.6 million, or 22.0%, from the $25.5 million total at December 31, 1997. Of the total nonperforming loans at year-end 1997, $10.0 million were charged off, $7.4 million were placed on performing status and $4.8 million were repaid during 1998. Additionally, $16.6 million in loans were placed on nonperforming status during 1998 and still classified as nonperforming loans at the end of 1998.

    Nonperforming loans at December 31, 1997 totaled $25.5 million, an increase of $2.4 million, or 10.2%, from the $23.1 million total at December 31, 1996, as a $9.9 million net increase in nonaccrual loans during 1997 was largely offset by the payoff during the first quarter of 1997 of one credit in excess of $8.0 million that was more than 90 days past due, and still accruing interest, as of December 31, 1996. The increase in nonaccrual loans at December 31, 1997, from the prior year end, was primarily due to two commercial credits totaling approximately $14.1 million which were placed on nonaccrual status during the last half of 1997, one of which was returned to performing status in the first quarter of 1998 and the other was partially charged off in 1998, with the remaining balance still in nonperforming. Nonperforming loans at December 31, 1996 included the aforementioned credit in excess of $8.0 million that was more than 90 days past due, and still accruing interest, as of December 31, 1996. The Export-Import Bank of the U.S. (EX-IM) provided the Bank with a guarantee of this credit facility, and the Bank received the guarantee payment related to this credit from the EX-IM in the first quarter of 1997. The $17.1 million increase in nonperforming loans at December 31, 1995, compared to year-end 1994, was concentrated in two commercial credits, both of which were paid off during 1996 and 1997.

    In addition to the loans disclosed in the foregoing analysis, Management has identified three loans with principal amounts aggregating approximately $11.1 million, that, on the basis of information known by Management, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

    OREO and other foreclosed assets totaled a combined $1.8 million and $1.9 million at December 31, 1998 and 1997, respectively. The OREO and other foreclosed assets balance at December 31, 1998 consisted of one OREO property and one other asset which was acquired through foreclosure. The OREO property consists of multiple undeveloped lots and was acquired by the Company prior to June 1993. The one other asset acquired through foreclosure, which totaled $1.1 million at December 31, 1998, consists of a favorable leasehold right under a master lease which the Company acquired upon foreclosure of a loan during 1997.

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

                                                                        DECEMBER 31,
                                            --------------------------------------------------------------------
                                                1998          1997          1996          1995          1994
                                            ------------  ------------  ------------  ------------  ------------
                                                                   (DOLLARS IN THOUSANDS)
Noninterest-bearing demand................  $    921,790  $    788,442  $    599,257  $    451,318  $    401,455
NOW.......................................        19,978        21,348         8,443        10,956        11,636
Regular money market......................       350,110       351,921       326,661       288,619       328,115
Bonus money market........................     1,835,249     1,146,075       754,730       473,717       245,420
Time......................................       142,626       124,621        85,213        65,450        88,747
                                            ------------  ------------  ------------  ------------  ------------
Total deposits............................  $  3,269,753  $  2,432,407  $  1,774,304  $  1,290,060  $  1,075,373
                                            ------------  ------------  ------------  ------------  ------------
                                            ------------  ------------  ------------  ------------  ------------

    Total deposits were $3.3 billion at December 31, 1998, an increase of $837.3 million, or 34.4%, from the prior year-end total of $2.4 billion. A significant portion of the increase in deposits during 1998 was concentrated in the Company's highest-rate paying deposit product, its bonus money market deposit product, which increased $689.2 million, or 60.1%, and in the Company's noninterest-bearing demand deposits, which increased $133.3 million, or 16.9%, from the prior year end. Increased balances during 1998 in most of the Company's deposit products were explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community, and by growth during 1998 in the number of clients served by the Company.

    The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $122.8 million and $110.4 million at December 31, 1998 and 1997, respectively. At December 31, 1998, all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of the Company's deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect the business of the Company.

YEAR 2000 READINESS DISCLOSURE

    The Federal Financial Institutions Examination Council (FFIEC), an oversight authority for financial institutions, has issued several interagency statements on Year 2000 project awareness. These statements require financial institutions to, among other things, examine the Year 2000 implications of their reliance on vendors, determine the potential impact of the Year 2000 issue on their customers, suppliers and borrowers, and to survey its exposure, measure its risk and prepare a plan to address the Year 2000 issue. In addition, federal banking regulators have issued safety and soundness guidelines to be followed by financial institutions to assure resolution of any Year 2000 problems. The federal banking agencies have asserted that Year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations, and the failure to appropriately address the Year 2000 issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of applications for mergers or acquisitions, or the imposition of civil monetary penalties.

    The Company, following an initial awareness phase, is utilizing a three-phase plan for achieving Year 2000 readiness. The Assessment Phase was intended to determine which computers, operating systems and applications require remediation and prioritizing those remediation efforts by identifying mission critical systems. The Assessment Phase has been completed except for the on-going assessment of new systems. The Remediation and Testing Phase addressed the correction or replacement of any non-compliant hardware and software related to the mission critical systems and testing of those systems. Since most of the Bank's information technology systems are off-the-shelf software, remediation efforts have focused on obtaining Year 2000 compliant application upgrades. The Bank's core banking system, which runs loans, deposits and the general ledger, has been upgraded to the Year 2000 compliant version and has been forward date tested and Year 2000 certified by the Bank. The Year 2000 releases for all of the Bank's other internal mission critical systems have also been received, forward date tested and certified. The next step of this phase, testing mission critical service providers, is anticipated to be substantially completed by March 31, 1999. During the final phase, the Implementation Phase, remediated and validated code will be tested in interfaces with customers, business partners, government institutions, and others. It is anticipated that the Implementation Phase will be substantially completed by June 30, 1999.

    The Company may be impacted by the Year 2000 compliance issues of governmental agencies, businesses and other entities who provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors, customers, and business partners, whose financial condition or operational capability is significant to the Company. Therefore, the Company's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties, and governmental entities. In addition to assessing the readiness of these external parties, the Company is developing contingency plans which will include plans to recover operations and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact the Company's ability to perform certain functions. These contingency plans are currently being developed and are expected to be substantially completed by June 30, 1999.

    If Year 2000 issues are not adequately addressed by the Company and significant third parties, the Company's business, results of operations and financial position could be materially adversely affected. Failure of certain vendors to be Year 2000 compliant could result in disruption of important services upon which the Company depends, including, but not limited to, such services as telecommunications, electrical power and data processing. Failure of the Company's loan customers to properly prepare for the Year 2000 could also result in increases in problem loans and credit losses in future years. It is not, however, possible to quantify the potential impact of any such losses at this time. Notwithstanding the Company's efforts, there can be no assurance that the Company or significant third party vendors or other significant third parties will adequately address their Year 2000 issues. The Company is continuing to assess the Year 2000 readiness of third parties but does not know at this time whether the failure of third parties to be Year 2000 compliant will have a material effect on the Company's results of operations, liquidity and financial condition.

    The Company currently estimates that its total cost for the Year 2000 project will approximate $3.0 million. During 1998, the Company incurred $1.5 million in charges related to its Year 2000 remediation effort and expects to incur $1.5 million in 1999. Charges include the cost of external consulting and the cost of accelerated replacement of hardware, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff will have a material impact on its financial condition or results of operations.

    The foregoing paragraphs contain a number of forward-looking statements. These statements reflect Management's best current estimates, which were based on numerous assumptions about future events, including the continued availability of certain resources, representations received from third party service providers and other factors. There can be no guarantee that these estimates, including Year 2000 costs, will be achieved, and actual results could differ materially from those estimates. A number of important factors could cause Management's estimates and the impact of the Year 2000 issue to differ materially from what is described in the forward-looking statements contained in the above paragraphs. Those factors include, but are not limited to, the availability and cost of programmers and other systems personnel, inaccurate or incomplete execution of the phases, results of Year 2000 testing, adequate resolution of Year 2000 issues by the Company's customers, vendors, competitors, and counterparties, and similar uncertainties.

    The forward-looking statements made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

    The Company manages interest rate risk principally through strategies involving its investment securities portfolio, including adjusting both the maturity structure of the portfolio and the amount of interest rate sensitive securities. Company policies also permit the limited use of off-balance sheet derivative instruments in managing interest rate risk. At December 31, 1998, the Company held one such off-balance sheet derivative transaction in the form of an interest rate swap for a notional principal amount of $150 million to mature on November 29, 1999. This transaction was entered into as part of the Company's normal interest rate risk management process. See "Item 8. Financial Statements and Supplementary Data--Note 14 to the Consolidated Financial Statements--Financial Instruments With Off-Balance Sheet Risk" for additional related discussion.

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

    The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to reprice within a specific time period and the amount of funding sources anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of funding sources repricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. Company policy guidelines provide that the cumulative one-year gap as a percentage of interest-earning assets should not exceed 20.0%. The gap analysis as of December 31, 1998 indicates that the Company was positioned within these guidelines as the cumulative one-year gap as a percentage of interest-earning assets was 6.6%. The following table illustrates the Company's interest rate sensitivity gap positions at December 31, 1998.

                    INTEREST RATE SENSITIVITY ANALYSIS AS OF
                               DECEMBER 31, 1998

                                                       ASSETS AND LIABILITIES WHICH MATURE OR REPRICE
                                  ----------------------------------------------------------------------------------------
                                                               AFTER        AFTER         AFTER        AFTER
                                                 1 DAY TO   1 MONTH TO   3 MONTHS TO    6 MONTHS     1 YEAR TO    AFTER 5
                                  IMMEDIATELY    1 MONTH     3 MONTHS      6 MONTHS     TO 1 YEAR     5 YEARS      YEARS
                                  ------------  ----------  -----------  ------------  -----------  -----------  ---------
                                                                   (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
Federal funds sold and
  securities purchased under
  agreement to resell (1).......           --   $  399,202          --            --           --           --          --
Investment securities:
  U.S.Treasury and agencies
    obligations.................           --      199,363   $  25,117    $   11,078    $  47,156    $ 256,351          --
  Collateralized mortgage
    obligations and
    mortgage-backed
    securities (2)..............           --       44,242      19,714        32,140       49,365      129,910   $   4,837
  Obligations of states and
    political subdivisions......           --      337,029      72,600         9,983        7,422       17,083      71,653
  Commercial paper and other
    debt securities.............           --       16,993      15,000         4,429           --           --      12,042
  Other equity securities (3)...           --           --          --            --           --           --          --
                                  ------------  ----------  -----------  ------------  -----------  -----------  ---------
Total investment securities.....           --      597,627     132,431        57,630      103,943      403,344      88,532
                                  ------------  ----------  -----------  ------------  -----------  -----------  ---------
Loans (4), (5)..................   $1,124,236       11,472      16,155        72,776       56,053      252,388      60,592
                                  ------------  ----------  -----------  ------------  -----------  -----------  ---------
Total Interest-Earning Assets...   $1,124,236   $1,008,301   $ 148,586    $  130,406    $ 159,996    $ 655,732   $ 149,124
                                  ------------  ----------  -----------  ------------  -----------  -----------  ---------
                                  ------------  ----------  -----------  ------------  -----------  -----------  ---------

FUNDING SOURCES:
  Money market and NOW
    deposits....................           --   $2,205,337          --            --           --           --          --
  Time deposits.................           --       84,246   $  26,066    $   13,534    $  18,620    $     160          --
                                  ------------  ----------  -----------  ------------  -----------  -----------  ---------
Total interest-bearing
  deposits......................           --    2,289,583      26,066        13,534       18,620          160          --
Trust preferred securities......           --           --          --            --           --           --   $  38,485
Portion of noninterest-bearing
  funding sources...............           --           --          --            --           --           --          --
                                  ------------  ----------  -----------  ------------  -----------  -----------  ---------
Total Funding Sources...........           --   $2,289,583   $  26,066    $   13,534    $  18,620    $     160   $  38,485
                                  ------------  ----------  -----------  ------------  -----------  -----------  ---------
                                  ------------  ----------  -----------  ------------  -----------  -----------  ---------

OFF-BALANCE SHEET ITEMS:
  Interest rate swap............   $ (150,000)          --          --            --    $ 150,000           --          --
                                  ------------  ----------  -----------  ------------  -----------  -----------  ---------
                                  ------------  ----------  -----------  ------------  -----------  -----------  ---------

GAP.............................   $  974,236   $(1,281,282)  $ 122,520   $  116,872    $ 291,376    $ 655,572   $ 110,639
CUMULATIVE GAP..................   $  974,236   $ (307,046)  $(184,526)   $  (67,654)   $ 223,722    $ 879,294   $ 989,933


                                     NOT
                                   STATED      TOTAL
                                  ---------  ---------

INTEREST-EARNING ASSETS:
Federal funds sold and
  securities purchased under
  agreement to resell (1).......         --  $ 399,202
Investment securities:
  U.S.Treasury and agencies
    obligations.................         --    539,065
  Collateralized mortgage
    obligations and
    mortgage-backed
    securities (2)..............         --    280,208
  Obligations of states and
    political subdivisions......         --    515,770
  Commercial paper and other
    debt securities.............         --     48,464
  Other equity securities (3)...  $  13,995     13,995
                                  ---------  ---------
Total investment securities.....     13,995  1,397,502
                                  ---------  ---------
Loans (4), (5)..................     18,249  1,611,921
                                  ---------  ---------
Total Interest-Earning Assets...  $  32,244  $3,408,625
                                  ---------  ---------
                                  ---------  ---------
FUNDING SOURCES:
  Money market and NOW
    deposits....................         --  $2,205,337
  Time deposits.................         --    142,626
                                  ---------  ---------
Total interest-bearing
  deposits......................         --  2,347,963
Trust preferred securities......         --     38,485
Portion of noninterest-bearing
  funding sources...............  $1,022,177 1,022,177
                                  ---------  ---------
Total Funding Sources...........  $1,022,177 $3,408,625
                                  ---------  ---------
                                  ---------  ---------
OFF-BALANCE SHEET ITEMS:
  Interest rate swap............         --         --
                                  ---------  ---------
                                  ---------  ---------
GAP.............................  $(989,933)        --
CUMULATIVE GAP..................         --         --

------------------------------

(1) Includes interest-bearing deposits in other financial institutions of $202 as of December 31, 1998.

(2) Principal cash flows are based on estimated principal payments as of December 31, 1998.

(3) Not stated column consists of equity securities, tax credit funds, venture capital investments, and Federal Reserve Bank stock as of December 31, 1998.

(4) Not stated column consists of nonaccrual loans of $19,444 and overdrafts of $8,807, offset by unearned income of $10,003 as of December 31, 1998.

(5) Maturity/repricing columns for fixed rate loans are based upon the amount and timing of related principal payments as of December 31, 1998.

    One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from the Company's assets, liabilities and off-balance sheet items, defined as the Company's market value of portfolio equity (MVPE). This analysis assesses the changes in market values of interest rate sensitive financial instruments which would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, and the resulting effect on the Company's MVPE. Policy guidelines establish maximum variances in the Company's MVPE of 20.0% and 30.0% in the event of an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively. At December 31, 1998, the Company's MVPE exposure related to the aforementioned changes in market interest rates was within policy guidelines.

    The following table presents the Company's MVPE exposure at December 31, 1998 and December 31, 1997 related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

  CHANGE IN INTEREST                  ESTIMATED INCREASE/
 RATES (BASIS POINTS)                  (DECREASE) IN MVPE
----------------------   ESTIMATED   ----------------------
(DOLLARS IN THOUSANDS)     MVPE       AMOUNT      PERCENT
                        -----------  ---------  -----------
    December 31, 1998:

                  +200   $ 211,016   $ (26,635)      (11.2)%
                  +100     223,368     (14,283)       (6.0)
                    --     237,651          --          --
                  -100     249,595      11,944         5.0
                  -200     260,655      23,004         9.7

    December 31, 1997:

                  +200   $ 173,905   $ (21,298)      (10.9)%
                  +100     184,625     (10,578)       (5.4)
                    --     195,203          --          --
                  -100     206,513      11,310         5.8
                  -200     217,811      22,608        11.6

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

    The simulation model also provides the ALCO with the ability to simulate the Company's net interest income using either one interest rate forecast (simple simulation) or a forecast of multiple interest rate scenarios (stochastic simulation). In order to measure, as of December 31, 1998, the sensitivity of the

Company's forecasted net interest income to changing interest rates, utilizing the simple simulation methodology, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, as applicable, by 200 basis points in 12 equal increments over a one-year period. Company policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income sensitivity exceeding 20.0%. Simulations as of December 31, 1998 indicated that the Company was well within these policy guidelines.

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

    Bank policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At December 31, 1998, the Bank's ratio of liquid assets to total deposits was 52.5%. This ratio is well in excess of the Bank's minimum policy guidelines and is slightly higher than the comparable ratio of 52.1% as of December 31, 1997. In addition to monitoring the level of liquid assets relative to total deposits, the Bank also utilizes other policy measures in its liquidity management activities. As of December 31, 1998 and 1997, the Bank was in compliance with all of these policy measures.

    In analyzing the Company's liquidity during 1998, reference is made to the Company's consolidated statement of cash flows for the year ended December 31, 1998 (see "Item 8. Financial Statements and Supplementary Data"). The statement of cash flows includes separate categories for operating, investing and financing activities. Operating activities included net income of $28.9 million for 1998, which was adjusted for certain non-cash items including the provision for loan losses, depreciation, deferred income taxes, and an assortment of other miscellaneous items. Investing activities consisted primarily of both proceeds from and purchases of investment securities, which resulted in a net cash outflow of $371.9 million, and the net change in total loans resulting from loan originations and principal collections, which resulted in a net cash outflow of $470.4 million in 1998. Financing activities reflected the net change in the Company's total deposits, which increased $837.3 million during 1998, cash proceeds received during the year from the issuance of Company common stock of $5.7 million, and $38.5 million in cash proceeds received in May 1998 from the issuance of the cumulative trust preferred securities. In total, the transactions noted above resulted in a net cash inflow of

$95.4 million for 1998 and total cash and cash equivalents, as defined in the Company's consolidated statement of cash flows, of $522.2 million at December 31, 1998.

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

    Additionally, during the second quarter of 1998 the Company issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. The securities had an offering price (liquidation amount) of $25 per security and distributions at a fixed rate of 8.25% are paid by the Company quarterly. The securities have a maximum maturity of 30 years and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve Board. The Company received proceeds of $38.5 million related to the sale of these securities, net of underwriting commissions and other offering expenses. The proceeds are being used by the Company for general corporate purposes, which may include, without limitation, investments in liquid government and corporate debt securities, and investments in venture capital funds. The trust preferred securities are presented as a separate line item in the consolidated balance sheet of the Company under the caption "Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures." For additional related discussion, see "Item 8. Financial Statements and Supplementary Data--Note 9 to the Consolidated Financial Statements--Trust Preferred Securities."

    Shareholders' equity totaled $215.9 million at December 31, 1998, an increase of $41.4 million, or 23.7%, from the $174.5 million balance at December 31, 1997. This increase was due to both 1998 net income of $28.9 million and $12.5 million in net capital generated during 1998 primarily through the Company's employee benefit plans. The Company has not paid a cash dividend on its common stock since 1992, and does not have any material commitments for capital expenditures as of December 31, 1998.

    The table below presents the relationship between the following significant financial ratios:

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
Return on average assets............................................................        1.0%       1.3%       1.4%
        DIVIDED BY
Average equity as a percentage of average assets....................................        6.6%       7.1%       7.6%
        EQUALS
Return on average equity............................................................       14.5%      18.2%      17.9%
        TIMES
Earnings retained...................................................................      100.0%     100.0%     100.0%
        EQUALS
Internal capital growth.............................................................       14.5%      18.2%      17.9%

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

    The Company's and the Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of December 31, 1998, 1997 and 1996. Capital ratios for the Company are set forth below:

                                                                                                     DECEMBER 31,
                                                                                            -------------------------------
                                                                                              1998       1997       1996
                                                                                            ---------  ---------  ---------
Total risk-based capital ratio............................................................       11.5%      11.5%      11.5%
Tier 1 risk-based capital ratio...........................................................       10.3%      10.2%      10.2%
Tier 1 leverage ratio.....................................................................        7.6%       7.1%       7.7%

    The Company's total risk-based capital ratio at the end of 1998 was unchanged from the prior year end and Tier 1 risk-based capital ratio was slightly higher than the prior year end, as growth in Tier 1 capital was offset by an increase in total assets. This increase in total assets was largely in lower risk-weighted categories and resulted from the Company's strong deposit growth exceeding its loan growth during 1998. The Company's Tier 1 leverage ratio increased to 7.6% from 7.1% at December 31, 1997. This increase was largely attributable to the aforementioned issuance of $40.0 million in cumulative trust preferred securities during 1998 through SVB Capital I. The Company's total risk-based capital ratio and Tier 1 risk-based capital ratio were unchanged at the end 1997 from the end of 1996. The decrease in the Tier 1 leverage ratio from December 31, 1996 to December 31, 1997 was primarily attributable to an increase in average total assets due to strong growth in deposits during 1997. See "Item 8. Financial Statements and Supplementary Data--
Note 17 to the Consolidated Financial Statements--Regulatory Matters" for the Bank's capital ratios at December 31, 1998 and 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            INDEPENDENT AUDITORS' REPORT

                                     [LOGO]

The Board of Directors and Shareholders
Silicon Valley Bancshares:

    We have audited the accompanying consolidated balance sheets of Silicon Valley Bancshares and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon Valley Bancshares and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

                                          Mountain View, California
                                          January 21, 1999

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                     --------------------
                                                                       1998       1997
                                                                     ---------  ---------
                                                                         (DOLLARS IN
                                                                          THOUSANDS)
                                         ASSETS
Cash and due from banks............................................  $ 123,001  $ 105,059
Federal funds sold and securities purchased under agreement to
  resell...........................................................    399,202    321,773
Investment securities, at fair value...............................  1,397,502  1,013,904
Loans, net of unearned income......................................  1,611,921  1,174,645
Allowance for loan losses..........................................    (46,000)   (37,700)
                                                                     ---------  ---------
Net loans..........................................................  1,565,921  1,136,945
Premises and equipment.............................................     11,354      4,460
Other real estate owned............................................        664        689
Accrued interest receivable and other assets.......................     47,808     42,293
                                                                     ---------  ---------
Total assets.......................................................  $3,545,452 $2,625,123
                                                                     ---------  ---------
                                                                     ---------  ---------

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing demand.......................................  $ 921,790  $ 788,442
  NOW..............................................................     19,978     21,348
  Money market.....................................................  2,185,359  1,497,996
  Time.............................................................    142,626    124,621
                                                                     ---------  ---------
Total deposits.....................................................  3,269,753  2,432,407
Other liabilities..................................................     21,349     18,235
                                                                     ---------  ---------
Total liabilities..................................................  3,291,102  2,450,642
                                                                     ---------  ---------
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures
  (trust preferred securities).....................................     38,485         --

Shareholders' Equity:
Preferred stock, no par value:
  20,000,000 shares authorized; none outstanding
Common stock, no par value:
  60,000,000 shares authorized; 20,711,915 and 19,940,474 shares
  outstanding at December 31, 1998 and 1997, respectively..........     94,129     83,009
Retained earnings..................................................    123,855     94,999
Unearned compensation..............................................     (4,191)    (5,946)
Accumulated other comprehensive income:
  Net unrealized gains on available-for-sale investments...........      2,072      2,419
                                                                     ---------  ---------
Total shareholders' equity.........................................    215,865    174,481
                                                                     ---------  ---------
Total liabilities and shareholders' equity.........................  $3,545,452 $2,625,123
                                                                     ---------  ---------
                                                                     ---------  ---------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                        ----------------------------
                                                                                          1998      1997      1996
                                                                                        --------  --------  --------
                                                                                           (DOLLARS IN THOUSANDS,
                                                                                         EXCEPT PER SHARE AMOUNTS)
Interest income:
  Loans..............................................................................   $139,136  $106,840  $ 87,893
  Investment securities..............................................................     64,787    41,868    24,074
  Federal funds sold and securities purchased under agreement to
    resell...........................................................................     21,305    17,264    13,106
                                                                                        --------  --------  --------
Total interest income................................................................    225,228   165,972   125,073
                                                                                        --------  --------  --------
Interest expense:
  Deposits...........................................................................     78,609    55,148    37,796
  Other borrowings...................................................................          4        --         2
                                                                                        --------  --------  --------
Total interest expense...............................................................     78,613    55,148    37,798
                                                                                        --------  --------  --------
Net interest income..................................................................    146,615   110,824    87,275
Provision for loan losses............................................................     37,159    10,067    10,426
                                                                                        --------  --------  --------
Net interest income after provision for loan losses..................................    109,456   100,757    76,849
                                                                                        --------  --------  --------
Noninterest income:
  Letter of credit and foreign exchange income.......................................      7,397     4,512     3,423
  Disposition of client warrants.....................................................      6,657     5,480     5,389
  Investment gains...................................................................      5,240        90         1
  Deposit service charges............................................................      1,730     1,772     1,663
  Other..............................................................................      2,138     1,411     1,133
                                                                                        --------  --------  --------
Total noninterest income.............................................................     23,162    13,265    11,609
                                                                                        --------  --------  --------
Noninterest expense:
  Compensation and benefits..........................................................     44,232    40,084    31,417
  Professional services..............................................................      9,876     6,710     4,987
  Furniture and equipment............................................................      6,667     3,620     3,239
  Business development and travel....................................................      6,025     4,514     2,918
  Net occupancy expense..............................................................      5,195     3,410     3,095
  Postage and supplies...............................................................      2,225     1,600     1,448
  Advertising and promotion..........................................................      2,215     1,448     1,183
  Telephone..........................................................................      2,157     1,444     1,277
  Trust preferred securities distributions...........................................      2,012        --        --
  Cost of other real estate owned....................................................     (1,214)       76       398
  Other..............................................................................      4,255     3,395     2,720
                                                                                        --------  --------  --------
Total noninterest expense............................................................     83,645    66,301    52,682
                                                                                        --------  --------  --------
Income before income tax expense.....................................................     48,973    47,721    35,776
Income tax expense...................................................................     20,117    20,043    14,310
                                                                                        --------  --------  --------
Net income...........................................................................   $ 28,856  $ 27,678  $ 21,466
                                                                                        --------  --------  --------
                                                                                        --------  --------  --------
Basic earnings per share.............................................................   $   1.42  $   1.43  $   1.17
Diluted earnings per share...........................................................   $   1.38  $   1.36  $   1.11
                                                                                        --------  --------  --------
                                                                                        --------  --------  --------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
                                                                                     (DOLLARS IN THOUSANDS)
Net income.....................................................................  $  28,856  $  27,678  $  21,466

Other comprehensive income, net of tax:
  Change in unrealized gains/(losses) on available-for-sale investments:
    Unrealized holding gains arising during the period.........................      6,672      3,194      5,887
    Less: Reclassification adjustment for gains included in net income.........     (7,019)    (3,231)    (3,233)
                                                                                 ---------  ---------  ---------
Other comprehensive (loss) income..............................................       (347)       (37)     2,654
                                                                                 ---------  ---------  ---------
Comprehensive income...........................................................  $  28,509  $  27,641  $  24,120
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                 See notes to consolidated financial statements

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                          YEARS ENDED DECEMBER 31,
                                                                            1998, 1997 AND 1996
                                             ----------------------------------------------------------------------------------
                                                  COMMON STOCK                    ACCUMULATED OTHER
                                             ----------------------   RETAINED      COMPREHENSIVE       UNEARNED
                                              SHARES      AMOUNT      EARNINGS         INCOME         COMPENSATION      TOTAL
                                             ---------  -----------  -----------  -----------------  ---------------  ---------
                                                                           (DOLLARS IN THOUSANDS)
Balance at December 31, 1995...............  17,927,324  $  59,357    $  45,855       $    (198)        $     (40)    $ 104,974
Common stock issued under employee benefit
  plans....................................    732,662       5,776           --              --              (410)        5,366
Income tax benefit from stock options
  exercised and vesting of restricted
  stock....................................         --         835           --              --                --           835
Net income.................................         --          --       21,466              --                --        21,466
Amortization of unearned compensation......         --          --           --              --               105           105
Other comprehensive income:
  Net change in unrealized gains/(losses)
    on available-for-sale investments......         --          --           --           2,654                --         2,654
                                             ---------  -----------  -----------         ------           -------     ---------
Balance at December 31, 1996...............  18,659,986     65,968       67,321           2,456              (345)      135,400
                                             ---------  -----------  -----------         ------           -------     ---------

Common stock issued under employee benefit
  plans....................................  1,280,488      12,891           --              --            (6,416)        6,475
Income tax benefit from stock options
  exercised and vesting of restricted
  stock....................................         --       4,150           --              --                --         4,150
Net income.................................         --          --       27,678              --                --        27,678
Amortization of unearned compensation......         --          --           --              --               815           815
Other comprehensive income:
  Net change in unrealized gains/(losses)
    on available-for-sale investments......         --          --           --             (37)               --           (37)
                                             ---------  -----------  -----------         ------           -------     ---------
Balance at December 31, 1997...............  19,940,474     83,009       94,999           2,419            (5,946)      174,481
                                             ---------  -----------  -----------         ------           -------     ---------

Common stock issued under employee benefit
  plans....................................    771,441       7,954           --              --              (207)        7,747
Income tax benefit from stock options
  exercised and vesting of restricted
  stock....................................         --       3,166           --              --                --         3,166
Net income.................................         --          --       28,856              --                --        28,856
Amortization of unearned compensation......         --          --           --              --             1,962         1,962
Other comprehensive income:
  Net change in unrealized gains/(losses)
    on available-for-sale investments......         --          --           --            (347)               --          (347)
                                             ---------  -----------  -----------         ------           -------     ---------
Balance at December 31, 1998...............  20,711,915  $  94,129    $ 123,855       $   2,072         $  (4,191)    $ 215,865
                                             ---------  -----------  -----------         ------           -------     ---------
                                             ---------  -----------  -----------         ------           -------     ---------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                        ----------------------------------
                                                           1998        1997        1996
                                                        ----------  ----------  ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income..........................................  $   28,856  $   27,678  $   21,466
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for loan losses.........................      37,159      10,067      10,426
    Provision for other real estate owned.............          --          --         550
    Depreciation and amortization.....................       1,837       1,334       1,183
    Net gain on sales of investment securities........      (5,240)        (90)         (1)
    Net gain on sales of other real estate owned......      (1,298)        (45)       (416)
    Deferred income tax benefit.......................      (5,346)     (1,358)     (2,834)
    Increase in unearned income.......................       1,993       2,351       1,845
    Increase in accrued interest receivable...........      (1,570)     (7,519)     (3,586)
    Other, net........................................       5,024         965        (576)
                                                        ----------  ----------  ----------
Net cash provided by operating activities.............      61,415      33,383      28,057
                                                        ----------  ----------  ----------
Cash flows from investing activities:
  Proceeds from maturities and paydowns of investment
    securities........................................   1,810,770   1,149,471   1,000,558
  Proceeds from sales of investment securities........     850,879     139,451      21,277
  Purchases of investment securities..................  (3,033,517) (1,671,449) (1,313,637)
  Net increase in loans...............................    (470,392)   (323,909)   (136,660)
  Proceeds from recoveries of charged off loans.......       2,264       4,169       2,302
  Net proceeds from sales of other real estate
    owned.............................................       1,323       1,304       2,873
  Purchases of premises and equipment.................      (8,909)     (1,691)       (641)
                                                        ----------  ----------  ----------
Net cash applied to investing activities..............    (847,582)   (702,654)   (423,928)
                                                        ----------  ----------  ----------
Cash flows from financing activities:
  Net increase in deposits............................     837,347     658,103     484,244
  Proceeds from issuance of trust preferred
    securities, net of issuance costs.................      38,485          --          --
  Proceeds from issuance of common stock, net of
    issuance costs....................................       5,706       4,823       2,479
                                                        ----------  ----------  ----------
Net cash provided by financing activities.............     881,538     662,926     486,723
                                                        ----------  ----------  ----------
Net increase (decrease) in cash and cash
  equivalents.........................................      95,371      (6,345)     90,852
Cash and cash equivalents at January 1,...............     426,832     433,177     342,325
                                                        ----------  ----------  ----------
Cash and cash equivalents at December 31,.............  $  522,203  $  426,832  $  433,177
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------
Supplemental disclosures:
  Interest paid.......................................  $   78,445  $   54,891  $   37,737
  Income taxes paid...................................  $   16,990  $   19,772  $   16,775
Non-cash investing activities:
  Transfer of loans to other real estate owned and
    other foreclosed assets...........................  $       --  $    1,169  $       --
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the "Company") conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 1997 and 1996 consolidated financial statements to conform to the 1998 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

    NATURE OF OPERATIONS

    Silicon Valley Bancshares is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in California, and additionally has loan offices in Arizona, Colorado, Georgia, Illinois, Maryland, Massachusetts, Oregon, Texas, and Washington. The Bank serves emerging growth and middle-market companies in targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

    CONSOLIDATION

    The consolidated financial statements include the accounts of Silicon Valley Bancshares and those of its wholly owned subsidiaries, the Bank, SVB Capital I and SVB Leasing Company (inactive). The revenues, expenses, assets, and liabilities of the subsidiaries are included in the respective line items in the consolidated financial statements after elimination of intercompany accounts and transactions.

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

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents as reported in the consolidated statements of cash flows includes cash on hand, cash balances due from banks, federal funds sold, and securities purchased under agreement to resell. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to maturity dates of 90 days or less.

    FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $202,000 and $273,000 at December 31, 1998 and 1997, respectively.

    INVESTMENT SECURITIES

    Investment securities are classified as either "available-for-sale," "held-to-maturity" or "trading" upon acquisition.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Securities that are held to meet investment objectives such as interest rate risk and liquidity management, but which may be sold by the Company as needed to implement Management strategies, are classified as available-for-sale and are accounted for at fair value. Unrealized gains and losses on available-for-sale securities, after applicable taxes, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Currently, all securities held by the Company are classified as available-for-sale.

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

    NONACCRUAL LOANS

    Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures" require the Company to measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), when the Company has determined, based upon currently known information, that the timely collection of principal or interest is doubtful, or when the loans otherwise become impaired under the provisions of SFAS No. 114.

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

    PREMISES AND EQUIPMENT

    Premises and equipment are reported at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. This time period may range from one to 10 years. The Company had no capitalized lease obligations at December 31, 1998 and 1997.

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

    INCOME TAXES

    The Company files a consolidated federal income tax return, and consolidated or combined state income tax returns as appropriate. The Company's federal and state income tax provisions are based upon taxes payable for the current year as well as current year changes in deferred taxes related to temporary differences between the tax basis and financial statement balances of assets and liabilities. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK-BASED COMPENSATION

    In October 1995, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes financial accounting and reporting standards for stock-based compensation plans, including employee stock purchase plans, stock options and restricted stock. SFAS No. 123 encourages all entities to adopt a fair value method of accounting for stock-based compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is realized as an expense over the service or vesting period. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for these plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," which is the method currently being used by the Company. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount which must be paid to acquire the stock.

    The Company adopted SFAS No. 123 effective January 1, 1996, but continues to account for employee and director stock-based compensation plans under the intrinsic value accounting methodology prescribed by APB Opinion No. 25. SFAS No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method.

    COMMON STOCK SPLIT

    On March 19, 1998, the Company's Board of Directors approved a two-for-one stock split to shareholders of record at the close of business April 17, 1998, effective May 1, 1998. All per share and shares outstanding data in the accompanying consolidated financial statements have been restated to reflect the stock split.

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

    Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if financial instruments or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to the fully diluted EPS computation required by APB Opinion No. 15. The Company adopted SFAS No. 128 effective December 31, 1997. See "Note 2 to the Consolidated Financial Statements--Earnings Per Share" for the disclosure of the reconciliations between basic EPS and diluted EPS for the years ended December 31, 1998, 1997 and 1996.

    SEGMENT REPORTING

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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company adopted SFAS No. 131 as of December 31, 1998, however since Management views the Company as operating in only one segment, separate reporting of financial information under SFAS No. 131 is not considered necessary. Management approaches the Company's principal subsidiary, the Bank, as one business enterprise which operates in a single economic environment, since the products and services, types of customers and regulatory environment all have similar economic characteristics.

    RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 132, "Statement on Employers' Disclosures about Pensions and Other Post-Retirement Benefits" was issued by the FASB in February 1998. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company does not have a pension plan or provide for other post-retirement benefits for employees, and thus this statement does not have a material impact on the Company's consolidated financial statements.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company expects to adopt this statement on January 1, 2000. The Company has not yet determined the impact of its adoption on the Company's consolidated financial statements.

    In October 1998, FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations that are substantially similar. SFAS No. 134 requires that after the securitization of mortgage loans held for sale, the resulting mortgage-backed securities and other retained interests should be classified in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," based on the company's ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The Company does not expect the adoption of this statement to have a material impact on the Company's consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

2. EARNINGS PER SHARE

    The following is a reconciliation of basic EPS to diluted EPS for the years ended December 31, 1998, 1997 and 1996:

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                        1998, 1997 AND 1996
                                                                                 ---------------------------------
                                                                                    NET                 PER SHARE
                                                                                  INCOME     SHARES      AMOUNT
                                                                                 ---------  ---------  -----------
                                                                                 (DOLLARS AND SHARES IN THOUSANDS,
                                                                                     EXCEPT PER SHARE AMOUNTS)
1998:
Basic EPS:
Income available to common shareholders........................................  $  28,856     20,268   $    1.42

Effect of Dilutive Securities:
Stock options and restricted stock.............................................         --        655          --
                                                                                 ---------  ---------       -----

Diluted EPS:
Income available to common shareholders plus assumed conversions...............  $  28,856     20,923   $    1.38
                                                                                 ---------  ---------       -----
                                                                                 ---------  ---------       -----

1997:
Basic EPS:
Income available to common shareholders........................................  $  27,678     19,370   $    1.43

Effect of Dilutive Securities:
Stock options and restricted stock.............................................         --        968          --
                                                                                 ---------  ---------       -----

Diluted EPS:
Income available to common shareholders plus assumed conversions...............  $  27,678     20,338   $    1.36
                                                                                 ---------  ---------       -----
                                                                                 ---------  ---------       -----

1996:
Basic EPS:
Income available to common shareholders........................................  $  21,466     18,426   $    1.17

Effect of Dilutive Securities:
Stock options and restricted stock.............................................         --        956          --
                                                                                 ---------  ---------       -----
Diluted EPS:
Income available to common shareholders plus assumed conversions...............  $  21,466     19,382   $    1.11
                                                                                 ---------  ---------       -----
                                                                                 ---------  ---------       -----

3. RESTRICTIONS ON CASH BALANCES

    The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The minimum required reserve amounts were $4.7 million and $7.2 million at December 31, 1998 and 1997, respectively. The average required reserve balance totaled $4.2 million in 1998 and $31.5 million in 1997. The decrease in the average required reserve balance in 1998, compared to the prior year, was due to a decrease in the amount of reservable customer deposits.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

4. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Securities purchased under agreement to resell outstanding at December 31, 1998 consisted of U.S. Treasury securities. At other times during the year, these securities also consisted of U.S. agencies and corporations discount notes and bonds, bankers' acceptances and commercial paper. The securities underlying the agreement are book-entry securities in the Bank's account at a correspondent bank. Securities purchased under agreement to resell averaged $185.4 million in 1998, and the maximum amount outstanding at any month-end during 1998 was $403.0 million.

5. INVESTMENT SECURITIES

    All investment securities were classified as available-for-sale at December 31, 1998 and 1997. The Company did not maintain a trading portfolio during 1998 or 1997. The following tables detail the major components of the Company's investment securities portfolio at December 31, 1998 and 1997.

                                                                             DECEMBER 31, 1998
                                                           ------------------------------------------------------
                                                                            GROSS         GROSS
                                                            AMORTIZED    UNREALIZED    UNREALIZED
                                                               COST         GAINS        LOSSES       FAIR VALUE
                                                           ------------  -----------  -------------  ------------
                                                                           (DOLLARS IN THOUSANDS)
Available-for-sale securities:
U.S. Treasury securities.................................  $     40,977   $      80     $      (8)   $     41,049
U.S. agencies and corporations:
  Discount notes and bonds...............................       497,046         970            --         498,016
  Mortgage-backed securities.............................       124,759         691          (391)        125,059
  Collateralized mortgage obligations....................       154,990         415          (256)        155,149
Obligations of states and political subdivisions.........       514,508       1,339           (77)        515,770
Commercial paper.........................................         9,993          --            --           9,993
Other debt securities....................................        38,390          87            (6)         38,471
Other equity securities..................................        13,326         669            --          13,995
                                                           ------------  -----------        -----    ------------
Total....................................................  $  1,393,989   $   4,251     $    (738)   $  1,397,502
                                                           ------------  -----------        -----    ------------
                                                           ------------  -----------        -----    ------------

                                                                             DECEMBER 31, 1997
                                                           ------------------------------------------------------
                                                                            GROSS         GROSS
                                                            AMORTIZED    UNREALIZED    UNREALIZED
                                                               COST         GAINS        LOSSES       FAIR VALUE
                                                           ------------  -----------  -------------  ------------
                                                                           (DOLLARS IN THOUSANDS)
Available-for-sale securities:
U.S. Treasury securities.................................  $    216,231   $   1,488     $     (34)   $    217,685
U.S. agencies and corporations:
  Discount notes and bonds...............................       461,659         889          (143)        462,405
  Mortgage-backed securities.............................       143,834         666           (63)        144,437
  Collateralized mortgage obligations....................        40,974         101           (24)         41,051
Obligations of states and political subdivisions.........        60,108         380           (52)         60,436
Commercial paper.........................................        41,829          --            --          41,829
Bankers' acceptances.....................................        16,140          --            --          16,140
Other debt securities....................................        24,996          14            (3)         25,007
Other equity securities..................................         4,033         881            --           4,914
                                                           ------------  -----------        -----    ------------
Total....................................................  $  1,009,804   $   4,419     $    (319)   $  1,013,904
                                                           ------------  -----------        -----    ------------
                                                           ------------  -----------        -----    ------------

    The amortized cost and fair value of investment securities classified as available-for-sale at December 31, 1998, categorized by remaining contractual maturity, are shown below. Expected remaining maturities of

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

5. INVESTMENT SECURITIES (CONTINUED)
mortgage-backed securities and collateralized mortgage obligations will generally differ from contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Other equity securities were included in the table below as due after ten years.

                                                                                          DECEMBER 31, 1998
                                                                                      --------------------------
                                                                                       AMORTIZED
                                                                                          COST       FAIR VALUE
                                                                                      ------------  ------------
                                                                                        (DOLLARS IN THOUSANDS)
Due in one year or less.............................................................  $    741,440  $    741,741
Due after one year through five years...............................................       289,148       290,260
Due after five years through ten years..............................................       100,245       101,197
Due after ten years.................................................................       263,156       264,304
                                                                                      ------------  ------------
Total...............................................................................  $  1,393,989  $  1,397,502
                                                                                      ------------  ------------
                                                                                      ------------  ------------

    Investment securities with a fair value of $42.2 million and $21.7 million at December 31, 1998 and 1997, respectively, were pledged to secure certain public deposits and a line of credit at the Federal Reserve Bank of San Francisco discount window.

    Sales of available-for-sale investment securities resulted in the Company realizing gross gains of $5,300,000, $162,000 and $1,000, and gross losses of $59,900, $72,000 and $200 in 1998, 1997 and 1996, respectively.

6. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

    The detailed composition of loans, net of unearned income of $10.0 million and $8.0 million at December 31, 1998 and 1997, respectively, is presented in the following table:

                                                                                             DECEMBER 31,
                                                                                      --------------------------
                                                                                          1998          1997
                                                                                      ------------  ------------
                                                                                        (DOLLARS IN THOUSANDS)
Commercial..........................................................................  $  1,429,980  $  1,051,218
Real estate construction............................................................        74,023        53,583
Real estate term....................................................................        60,841        33,395
Consumer and other..................................................................        47,077        36,449
                                                                                      ------------  ------------
Total loans.........................................................................  $  1,611,921  $  1,174,645
                                                                                      ------------  ------------
                                                                                      ------------  ------------

    The Company's loan classifications for financial reporting purposes differ from those for regulatory reporting purposes. Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Loans are classified for regulatory reporting purposes based upon the type of collateral securing the loans.

    A substantial percentage of the Company's loans are commercial in nature, and such loans are generally made to emerging growth and middle-market companies in a variety of industries. As of December 31, 1998, there was only one industry sector (as identified by Standard Industrial Codes) which represented more than 10.0% of the Company's loan portfolio. The Religious Financial Resources Division, in which new loan originations were discontinued in December 31, 1998, represented 10.6% of the Company's total loan portfolio as of December 31, 1998.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

6. LOANS AND THE ALLOWANCE FOR LOAN LOSSES (CONTINUED)

    The activity in the allowance for loan losses is summarized below:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
                                                                                     (DOLLARS IN THOUSANDS)
Balance at January 1,..........................................................  $  37,700  $  32,700  $  29,700
Provision for loan losses......................................................     37,159     10,067     10,426
Loans charged off..............................................................    (31,123)    (9,236)    (9,728)
Recoveries.....................................................................      2,264      4,169      2,302
                                                                                 ---------  ---------  ---------
Balance at December 31,........................................................  $  46,000  $  37,700  $  32,700
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

    The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $19.4 million and $24.5 million at December 31, 1998 and 1997, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $4.4 million at December 31, 1998 and $15.9 million at December 31, 1997. Average impaired loans for 1998 and 1997 totaled $26.2 million and $19.7 million, respectively. If these loans had not been impaired, $2.5 million and $1.1 million in interest income would have been realized during the years ended December 31, 1998 and 1997, respectively. The Company realized no interest income on such impaired loans during 1998 or 1997.

7. PREMISES AND EQUIPMENT

    Premises and equipment consist of the following:

                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1998       1997
                                                                                             ---------  ---------
                                                                                                 (DOLLARS IN
                                                                                                  THOUSANDS)
Cost:
  Furniture and equipment..................................................................  $   9,716  $   5,549
  Leasehold improvements...................................................................      6,962      3,352
                                                                                             ---------  ---------
Total cost.................................................................................     16,678      8,901
Accumulated depreciation and amortization..................................................     (5,324)    (4,441)
                                                                                             ---------  ---------
Premises and equipment--net................................................................  $  11,354  $   4,460
                                                                                             ---------  ---------
                                                                                             ---------  ---------

    The Company is obligated under a number of noncancelable operating leases for premises that expire at various dates through May 2005, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases:

                                                                                                  YEARS ENDING
                                                                                                  DECEMBER 31,
                                                                                                  -------------
                                                                                                    (DOLLARS
                                                                                                       IN
                                                                                                   THOUSANDS)
1999............................................................................................    $   3,399
2000............................................................................................        3,249
2001............................................................................................        3,073
2002............................................................................................        2,886
2003............................................................................................        2,593
After 2003......................................................................................        3,330
                                                                                                  -------------
Total...........................................................................................    $  18,530
                                                                                                  -------------
                                                                                                  -------------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

7. PREMISES AND EQUIPMENT (CONTINUED)
    Rent expense for premises leased under operating leases totaled $3.0 million, $2.0 million and $1.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

8. DEPOSITS

    The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $122.8 million and $110.4 million at December 31, 1998 and 1997, respectively. At December 31, 1998, all time deposit accounts exceeding $100,000 were scheduled to mature within one year.

9. TRUST PREFERRED SECURITIES

    In May 1998, the Company issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. The trust is a wholly owned consolidated subsidiary of the Company and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 8.25% per annum of the stated liquidation amount of $25 per preferred security. In 1998, distributions of $2.0 million were paid. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

    The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on June 15, 2028, or to the extent of any earlier redemption of any debentures by the Company and are callable beginning June 15, 2003.

    The purpose of issuing these trust preferred securities was to provide the Company with a more cost-effective means of obtaining Tier 1 capital for regulatory purposes than if the Company itself were to issue preferred stock because the Company is allowed to deduct, for income tax purposes, distributions to the holders of the trust preferred securities.

    Issuance costs of $1.6 million related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in June 2028.

    Based on the Nasdaq closing price, the fair value of the trust preferred securities was approximately $36.4 million as of December 31, 1998.

10. INCOME TAXES

    The components of the Company's provision for income taxes consist of the following:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
                                                                                     (DOLLARS IN THOUSANDS)
Current provision:
  Federal......................................................................  $  19,649  $  16,287  $  12,425
  State........................................................................      5,814      5,114      4,719
Deferred benefit:
  Federal......................................................................     (4,629)    (1,328)    (1,770)
  State........................................................................       (717)       (30)    (1,064)
                                                                                 ---------  ---------  ---------
Income tax expense.............................................................  $  20,117  $  20,043  $  14,310
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

10. INCOME TAXES (CONTINUED)
    A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is shown below.

                                                                                        YEARS ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
Federal statutory income tax rate..................................................       35.0%      35.0%      35.0%
State income taxes, net of the federal tax effect..................................        6.8        6.9        6.6
Tax-exempt interest income.........................................................       (2.0)      (1.1)      (0.4)
Other--net.........................................................................        1.3        1.2       (1.2)
                                                                                          ---        ---        ---
Effective income tax rate..........................................................       41.1%      42.0%      40.0%
                                                                                          ---        ---        ---
                                                                                          ---        ---        ---

    Deferred tax assets (liabilities) consist of the following:

                                                                                                YEARS ENDED
                                                                                                DECEMBER 31,
                                                                                            --------------------
                                                                                              1998       1997
                                                                                            ---------  ---------
                                                                                                (DOLLARS IN
                                                                                                 THOUSANDS)
Deferred tax assets:
  Allowance for loan losses...............................................................  $  17,893  $  14,813
  Other reserves not currently deductible.................................................      3,651      2,812
  State income taxes......................................................................      1,733      1,450
  Depreciation and amortization...........................................................      1,884        985
                                                                                            ---------  ---------
Gross deferred tax assets.................................................................     25,161     20,060
Deferred tax liabilities:
  Other deferred tax liabilities..........................................................        (61)      (306)
  Net unrealized gain on available-for-sale securities....................................     (1,441)    (1,681)
                                                                                            ---------  ---------
Gross deferred tax liabilities............................................................     (1,502)    (1,987)
                                                                                            ---------  ---------
Net deferred tax assets...................................................................  $  23,659  $  18,073
                                                                                            ---------  ---------
                                                                                            ---------  ---------

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

11. COMPREHENSIVE INCOME

    Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on net income or shareholders' equity. SFAS No. 130 requires the Company's net unrealized gains or losses on available-for-sale securities to be included in other comprehensive income.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

11. COMPREHENSIVE INCOME (CONTINUED)
    Components of other comprehensive (loss) income and the related income tax expense or benefit, consists of the following:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
                                                                                     (DOLLARS IN THOUSANDS)
Change in unrealized gains/(losses) on available-for-sale investments:
  Unrealized holding gains arising during the period...........................  $  11,310  $   5,507  $   9,812
  Related income tax expense...................................................     (4,638)    (2,313)    (3,925)
  Less: Reclassification adjustment for gains included in net income...........    (11,897)    (5,570)    (5,390)
  Related income tax benefit...................................................      4,878      2,339      2,157
                                                                                 ---------  ---------  ---------
Other comprehensive (loss) income..............................................  $    (347) $     (37) $   2,654
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

12. EMPLOYEE BENEFIT PLANS

    The Silicon Valley Bank 401(k) and Employee Stock Ownership Plan (the "Plan") is a combined 401(k) tax-deferred savings plan and employee stock ownership plan (ESOP) in which all employees of the Company are eligible to participate.

    Employees participating in the 401(k) component of the Plan may elect to have a portion of their salary deferred and contributed to the Plan. The amount of salary deferred is not subject to federal or state income taxes at the time of deferral. The Company matches up to $1,000 of an employee's contributions in any plan year, with the Company's matching contribution vesting in equal annual increments over five years. The Company's matching 401(k) contributions totaled $0.5 million in 1998, $0.4 million in 1997 and $0.3 million in 1996.

    The Silicon Valley Bank Money Purchase Pension Plan (the "MPP Plan") guarantees a 5.0% quarterly contribution to all individuals that are employed by the Company on the first and last day of a fiscal quarter. The Company contributes cash in an amount equal to 5.0% of an eligible employee's quarterly base salary, less Internal Revenue Code (IRC) Section 401(k) and Section 125 deferrals. The MPP Plan contributions vest in equal annual increments over five years. The Company's contributions to the MPP Plan totaled $1.1 million in 1998, $0.9 million in 1997 and $0.8 million in 1996.

    Discretionary ESOP contributions, based on the Company's net income, are made by the Company to all eligible individuals employed by the Company on the last day of the fiscal year. The Company may elect to contribute cash, or the Company's common stock, in an amount not exceeding 10.0% of the eligible employee's base salary earned in the fiscal year, less IRC Section 401(k) and
Section 125 deferrals. The ESOP contributions vest in equal annual increments over five years. In 1998, the Company did not make a discretionary ESOP contribution since net income for the year ended December 31, 1998 did not meet the thresholds set by the Company's Board of Directors at the beginning of 1998. The Company's contributions to the ESOP totaled $1.7 million and $1.4 million for 1997 and 1996, respectively. At December 31, 1998, the ESOP owned 886,713 equivalent shares of the Company's common stock. All shares held by the ESOP are treated as outstanding shares in both the Company's basic and diluted earnings per share computations.

    The Company maintains an employee stock purchase plan (ESPP) under which participating employees may annually contribute up to 10.0% of their gross compensation to purchase shares of the Company's common stock at 85.0% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees of the Company are eligible to participate in the ESPP. The ESPP is noncompensatory to the employees and results in no expense to the Company. For the first six-month offering period of 1998, 36,859 shares of the Company's common stock were issued under the ESPP at $23.91 per share, while 50,201 shares of the Company's common stock were issued at $14.48 per share for the second six-month offering period of 1998. At December 31, 1998, 102,478 shares of the Company's common stock were reserved for future issuance under the ESPP.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS (CONTINUED)

    In April 1997, the Company's shareholders approved the 1997 Equity Incentive Plan (the "1997 Plan"). The 1997 Plan, along with the Company's 1983 and 1989 stock option plans, provides for the granting of incentive and non-qualified stock options which entitle directors, employees and certain other parties to purchase shares of the Company's common stock at a price not less than 100% and 85% of the fair market value of the common stock on the date the option is granted for incentive and non-qualified stock options, respectively. Options may vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant. The following table provides stock option information related to the 1983 and 1989 stock option plans and the 1997 Plan:

                                               1998                     1997                     1996
                                      -----------------------  -----------------------  -----------------------
                                                   WEIGHTED-                WEIGHTED-                WEIGHTED-
                                                    AVERAGE                  AVERAGE                  AVERAGE
                                                   EXERCISE                 EXERCISE                 EXERCISE
                                        SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                      ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at January 1,...........   1,905,108   $   11.68    2,068,710   $    6.25    2,232,404   $    5.15
  Granted...........................     381,090       29.12      828,000       17.08      286,954       12.28
  Exercised.........................    (616,631)       6.88     (918,712)       4.33     (430,478)       4.54
  Forfeited.........................     (92,480)      16.13      (72,890)      11.86      (20,170)       6.22
                                      ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at December 31,.........   1,577,087   $   17.56    1,905,108   $   11.68    2,068,710   $    6.25
                                      ----------  -----------  ----------  -----------  ----------  -----------
                                      ----------  -----------  ----------  -----------  ----------  -----------

Exercisable at December 31,.........     670,987   $   12.13      841,918   $    8.07    1,332,192   $    5.57
                                      ----------  -----------  ----------  -----------  ----------  -----------
                                      ----------  -----------  ----------  -----------  ----------  -----------

    The following table summarizes information about stock options outstanding as of December 31, 1998:

                                OPTIONS OUTSTANDING
                   ----------------------------------------------    OPTIONS EXERCISABLE
                                      WEIGHTED-                    ------------------------
                                       AVERAGE         WEIGHTED-                 WEIGHTED-
                                      REMAINING         AVERAGE                   AVERAGE
    RANGES OF         NUMBER      CONTRACTUAL LIFE     EXERCISE      NUMBER      EXERCISE
 EXERCISE PRICES   OUTSTANDING        IN YEARS           PRICE     EXERCISABLE     PRICE
-----------------  ------------  -------------------  -----------  -----------  -----------
  $ 2.81 - $ 7.07      158,091             0.91        $    6.55      158,091    $    6.55
    8.00 -  11.50      121,818             2.07             8.28       61,758         8.37
   12.13 -  12.13      204,000             2.30            12.13      202,680        12.13
   12.88 -  15.75       73,544             4.39            13.77       39,724        13.29
   16.50 -  16.50      578,134             8.02            16.50      185,134        16.50
   18.94 -  29.94      126,000             8.32            23.67       21,350        22.15
   30.06 -  30.06      254,500             9.59            30.06           --           --
   31.25 -  31.94       46,000             9.40            31.78        2,250        31.81
   33.00 -  33.00        8,000             9.39            33.00           --           --
   37.06 -  37.06        7,000             9.54            37.06           --           --
                   ------------             ---       -----------  -----------  -----------
  $ 2.81 - $37.06    1,577,087             6.27        $   17.56      670,987    $   12.13
                   ------------             ---       -----------  -----------  -----------
                   ------------             ---       -----------  -----------  -----------

    At December 31, 1998, options for 524,010 and 52,862 shares were available for future grant under the Company's 1997 Plan and 1989 stock option plan, respectively. There were no shares available for future grant under the Company's 1983 stock option plan.

    The Company's 1989 stock option plan and 1997 Plan also provide for the granting of shares of the Company's common stock to directors, employees and certain other parties. Shares granted to employees under these plans may be subject to certain vesting requirements and resale restrictions (restricted stock). For restricted stock, unearned compensation equivalent to the market value of the Company's common stock on the date of grant is charged to shareholders' equity and amortized into noninterest expense over the vesting

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS (CONTINUED)
term. In 1998, 27,000 shares of restricted stock were issued to employees at a weighted-average fair value of $30.01 per share. In 1997, 220,600 shares of restricted stock were issued to employees at a weighted-average fair value of $27.95 per share. In 1996, 35,000 shares of restricted stock were issued to employees at a weighted-average fair value of $11.73 per share. At December 31, 1998, there were 255,600 shares of restricted stock outstanding, and the vesting of these shares occurs at various periods through the year 2002.

    The Company recognized $2.0 million, $0.8 million and $0.1 million in employee stock-based compensation costs resulting from the amortization of unearned compensation related to restricted stock, stock options and other miscellaneous employee stock awards during 1998, 1997 and 1996, respectively.

    The Company adopted SFAS No. 123 effective January 1, 1996, but continues to account for employee and director stock-based compensation plans under the intrinsic value accounting methodology prescribed by APB Opinion No. 25. SFAS No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. Accordingly, no compensation cost has been recognized for the Company's stock option awards to employees and directors and for shares issued under the ESPP to employees in 1998, 1997 and 1996. The weighted-average fair values of options granted to employees, directors and certain other parties were $12.39, $8.16 and $5.42 per share in 1998, 1997 and 1996, respectively. Had compensation cost related to both the Company's stock option awards to employees and directors and to the ESPP been determined under the fair value method prescribed under SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share would have been the pro forma amounts indicated below.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
                                                                                     (DOLLARS IN THOUSANDS,
                                                                                    EXCEPT PER SHARE AMOUNTS)
Net income:
  As reported..................................................................  $  28,856  $  27,678  $  21,466
  Pro forma (1)................................................................     26,344     24,892     20,465

Basic earnings per share:
  As reported..................................................................  $    1.42  $    1.43  $    1.17
  Pro forma (1)................................................................       1.30       1.29       1.11

Diluted earnings per share:
  As reported..................................................................  $    1.38  $    1.36  $    1.11
  Pro forma (1)................................................................       1.27       1.23       1.06

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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The fair value of the stock option grants in 1998, 1997 and 1996 used in determining the pro forma net income and the basic and diluted earnings per share amounts indicated above were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                                                      YEARS ENDED
                                                                                                     DECEMBER 31,
                                                                                            -------------------------------
                                                                                              1998       1997       1996
                                                                                            ---------  ---------  ---------
Dividend yield............................................................................         --%        --%        --%
Expected life of options in years.........................................................          5          5          4
Expected volatility of the Company's underlying common stock..............................       39.5%      44.7%      47.5%
Expected risk-free interest rate..........................................................        5.3%       6.3%       6.1%

    The expected volatility of the Company's underlying common stock and the expected risk-free interest rate were calculated using a term commensurate with the expected life of the options.

    Compensation expense related to the ESPP in 1998, 1997 and 1996, used in determining the pro forma net income and basic and diluted earnings per share amounts indicated above, was equal to the difference between the fair value of the Company's common stock when issued under the ESPP and the actual price paid by employees to acquire the common stock.

13. RELATED PARTIES

    Silicon Valley Bancshares had $955,000 and $250,000 in loans outstanding to employees, as of December 31, 1998 and 1997, respectively. In December 1997, Silicon Valley Bancshares loaned $250,000 to an officer of the Company to purchase a primary residence in Northern California in connection with a relocation agreement. The loan is interest-free, is secured by a second deed of trust on the aforementioned residence and is payable in five annual installments of $50,000, the first of which was made in December 1998. In January 1998, as part of the same relocation agreement, an additional $600,000 was loaned to that officer. This second loan is interest-free, is secured by a second deed of trust on the aforementioned residence and is due in full in December 2002. In a separate agreement, the Bank awarded the same officer a $250,000 bonus, payable in five annual installments of $50,000 beginning in December 1998. In June 1998, Silicon Valley Bancshares loaned $75,000 to another officer of the Company. The unsecured loan accrues interest at the rate of 5.50% per annum and is payable in three annual installments of $25,000 beginning in March 1999. Also in 1998, the Company made an interest-free, secured loan of $80,000 to an employee of the Bank. The Company had no other loans outstanding to related parties during 1998.

    The Silicon Valley Bank Foundation (the "Foundation") was established by the Company in 1995 to maintain good corporate citizenship in its communities. The Foundation is funded entirely by the Company, and received contributions from the Company totaling $0.1 million in 1998, 1997 and 1996.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    In the normal course of business, the Company uses financial instruments with off-balance sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in foreign currency exchange rates and market interest rates. These financial instruments include commitments to extend credit, commercial and standby letters of credit, foreign exchange forward contracts, and interest rate swap agreements. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
    COMMITMENTS TO EXTEND CREDIT

    A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the customer upon the Company issuing the commitment. As of December 31, 1998 and 1997, the Company had $859.2 million and $426.1 million of unused loan commitments available to customers, of which $126.2 million and $86.4 million had a fixed interest rate, respectively. The Company's exposure arising from interest rate risk associated with fixed rate loan commitments is not considered material. Commitments which are unavailable for funding due to customers not meeting all collateral, compliance and financial covenants required under loan commitment agreements totaled $1.7 billion and $1.4 billion at December 31, 1998 and 1997, respectively. The Company's potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. The Company uses the same credit approval and monitoring process in extending loan commitments as it does in making loans. The actual liquidity needs or the credit risk that the Company has experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. The Company evaluates each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in Management's evaluation of the adequacy of the allowance for loan losses.

    COMMERCIAL AND STANDBY LETTERS OF CREDIT

    Commercial and standby letters of credit represent conditional commitments issued by the Company on behalf of a customer to guarantee the performance of the customer to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by customers and are typically short-term in nature. Standby letters of credit are typically issued as a credit enhancement for clients' contractual obligations to third parties such as landlords. Letters of credit have fixed expiration dates and generally require a fee paid by the customer upon the Company issuing the commitment. Fees generated from these letters of credit are recognized in noninterest income over the commitment period. At December 31, 1998 and 1997, commercial and standby letters of credit totaled a combined $151.3 million and $112.9 million, respectively.

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

    FOREIGN EXCHANGE FORWARD CONTRACTS

    The Company enters into foreign exchange forward contracts with customers involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the customer need. The Company enters into offsetting foreign exchange forward contracts with correspondent banks to hedge against the risk of fluctuations in foreign currency exchange rates related to the foreign exchange forward contracts entered into with its customers. These contracts are short-term in nature, typically expiring in less than 90 days. At December 31, 1998 and 1997, the notional amounts of these contracts totaled $77.1 million and $28.2 million, respectively. The maximum credit exposure for counterparty nonperformance for foreign exchange forward contracts with both customers and correspondent banks amounted to $2.1 million at December 31, 1998 and $0.3 million at December 31, 1997. The Company has incurred no losses from counterparty nonperformance and anticipates performance by all counterparties to such foreign exchange forward contracts.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
    INTEREST RATE SWAP AGREEMENTS

    During the fourth quarter of 1998, the Company entered into an interest rate swap agreement with a maturity of one year in order to manage its exposure to market interest rate movements by effectively converting a portion of its interest-earning assets from variable rate to fixed rate. The face value of the interest rate swap at December 31, 1998 was $150.0 million. This agreement involves the exchange of variable rate payments for fixed rate payments without the exchange of the underlying face value. Under this agreement, the Company will receive fixed interest payments at a rate of 7.765% and will pay variable rate interest payments, based on the average three-month U.S. Prime Rate. The U.S. Prime Rate at December 31, 1998 was 7.75%. Interest rate differentials paid or received under this agreement are recognized as an adjustment to interest income. The notional amount does not represent the amount exchanged by the parties, and thus is not a measure of exposure of the Company. The amounts exchanged are based on the notional amount and other terms of the swap. The average variable rates are subject to change over time as the U.S. Prime Rate fluctuates. The counterparty to the swap agreement is Bank of America National Trust and Savings Association. The Company is exposed to credit losses from counterparty nonperformance, but does not anticipate any losses from this agreement. The Company does not hold interest rate swap agreements for trading purposes.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Cash and cash equivalents: This category includes cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, and securities purchased under agreement to resell. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to maturity dates of 90 days or less. For these short-term financial instruments, the carrying amount is a reasonable estimate of fair value.

    Investment securities: For investment securities classified as available-for-sale, fair values are based on quoted market prices or dealer quotes.

    Loans: The fair value of performing fixed and variable rate loans is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans with similar credit ratings

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

15. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) and for the same remaining maturities. Nonperforming fixed and variable rate loans and loans classified as special mention, substandard or doubtful are valued by discounting estimated cash flows at the effective interest rates on the loans, and using assumptions as to the expected timing and extent of principal recovery with no recovery assumed for contractual interest owed.

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

    Off-balance sheet financial instruments: The Company has not estimated the fair value of off-balance sheet commitments to extend credit, commercial letters of credit and standby letters of credit. Because of the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with the lack of an established market for these financial instruments, Management does not believe it is meaningful or practicable to provide an estimate of fair value. The fair value of foreign exchange forward contracts and interest rate swaps are based on the estimated amounts the Company would receive or pay to terminate the contracts at the reporting date.

    Limitations: The information presented herein is based on pertinent information available to the Company as of December 31, 1998 and 1997, respectively. Although Management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year end and the estimated fair values of these financial instruments may have changed significantly since that point in time.

    The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are presented below. Bracketed amounts in the estimated fair value columns represent estimated cash outflows required to settle the obligations at market rates as of the respective reporting dates.

                                                                               DECEMBER 31,
                                                          ------------------------------------------------------
                                                                     1998                        1997
                                                          --------------------------  --------------------------
                                                            CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                                             AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                          ------------  ------------  ------------  ------------
                                                                          (DOLLARS IN THOUSANDS)
Financial Assets:
    Cash and due from banks.............................  $    123,001  $    123,001  $    105,059  $    105,059
    Federal funds sold and securities purchased under
      agreement to resell...............................       399,202       399,202       321,773       321,773
    Investment securities, at fair value................     1,397,502     1,397,502     1,013,904     1,013,904
    Net loans...........................................     1,565,921     1,598,052     1,136,945     1,151,273
Financial Liabilities:
    Noninterest-bearing demand deposits.................       921,790       921,790       788,442       788,442
    NOW deposits........................................        19,978        19,978        21,348        21,348
    Money market deposits...............................     2,185,359     2,185,359     1,497,996     1,497,996
    Time deposits.......................................       142,626       142,770       124,621       124,922
Off-Balance Sheet Financial Instruments:
    Foreign exchange forward contracts--receive.........            --        40,193            --        13,798
    Foreign exchange forward contracts--pay.............            --       (40,193)           --       (13,798)
    Interest rate swap agreement........................            --            19            --            --

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

16. LEGAL MATTERS

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

17. REGULATORY MATTERS

    The Bank is subject to certain restrictions on the amount of dividends that it may declare without the prior approval of the Federal Reserve Board and the California Department of Financial Institutions. At December 31, 1998, approximately $68.3 million of the Bank's retained earnings were available for dividend declaration to the Company without prior regulatory approval.

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

    Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which they are subject. As of December 31, 1998, the most recent notifications from the Federal Reserve Board categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

17. REGULATORY MATTERS (CONTINUED)

    The following table presents the capital ratios for the Company and the Bank, compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 1998 and 1997:

                                                                                                       MINIMUM
                                                                ACTUAL      ACTUAL      MINIMUM        CAPITAL
                                                                RATIO       AMOUNT       RATIO       REQUIREMENT
                                                              ----------  ----------  ------------  -------------
                                                                            (DOLLARS IN THOUSANDS)
As of December 31, 1998:
Total risk-based capital ratio
  Company...................................................        11.5% $  283,159         8.0%    $   196,423
  Bank......................................................        10.2% $  247,832         8.0%    $   193,896
Tier 1 risk-based capital ratio
  Company...................................................        10.3% $  252,279         4.0%    $    98,212
  Bank......................................................         9.0% $  217,342         4.0%    $    96,948
Tier 1 leverage ratio
  Company...................................................         7.6% $  252,279         4.0%    $   133,128
  Bank......................................................         6.6% $  217,342         4.0%    $   131,664

As of December 31, 1997:
Total risk-based capital ratio
  Company...................................................        11.5% $  193,256         8.0%    $   134,325
  Bank......................................................        10.8% $  181,472         8.0%    $   134,056
Tier 1 risk-based capital ratio
  Company...................................................        10.2% $  172,061         4.0%    $    67,163
  Bank......................................................         9.6% $  160,319         4.0%    $    67,028
Tier 1 leverage ratio
  Company...................................................         7.1% $  172,061         4.0%    $    97,411
  Bank......................................................         6.6% $  160,319         4.0%    $    97,107

18. SHAREHOLDERS' RIGHTS PLAN

    On October 22, 1998, the Company's Board of Directors adopted a shareholders rights plan (the "Rights Plan") designed to protect the Company's shareholders from various abusive takeover tactics, including attempts to acquire control of the Company without offering a fair price to all shareholders. Under the Rights Plan, each shareholder received a dividend of one right for each outstanding share of common stock of the Company. The rights are attached to, and presently only traded with, the common stock and are currently not exercisable. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company 1/1000th of a share of the Company's preferred stock at a price of $120.00.

    The rights become exercisable and will begin to trade separately from the common stock of the Company upon the earlier of (i) the tenth day after a person or group has acquired beneficial ownership of 10% or more of the outstanding common stock of the Company or (ii) the tenth business day after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 10% or more of the Company's common stock. Each right will entitle the holder to purchase common stock of the Company having a current market value of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction or there is a sale of more than 50% of the Company's assets or earning power, each right will entitle the holder (other than rights held by the acquiring person) to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

18. SHAREHOLDERS' RIGHTS PLAN (CONTINUED)
    The Company's Board of Directors has the option any time after a person or group becomes a 10% holder of the outstanding common stock of the Company to exchange all or part of the rights (other than rights held by the acquiring person) for shares of common stock of the Company provided that the Company may not make such an exchange after the person becomes the beneficial owner of 50% or more of the Company's outstanding common stock.

    The Company may redeem the rights for $0.001 each at any time on, or prior to, public announcement that a person has acquired beneficial ownership of 10% or more of the Company's common stock. The rights will expire on October 22, 2008, unless earlier redeemed or exchanged. The rights will not have any voting rights, but will have the benefit of certain customary anti-dilution provisions. The dividend distribution of the rights was not taxable to the Company or its shareholders.

19. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

    The condensed balance sheets of Silicon Valley Bancshares (parent company only) at December 31, 1998 and 1997, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 1998, 1997 and 1996 are presented below. Certain reclassifications have been made to the parent company's 1997 and 1996 financial information to conform to the 1998 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

                            CONDENSED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                          ----------------------
                                                                                             1998        1997
                                                                                          ----------  ----------
                                                                                          (DOLLARS IN THOUSANDS)
Assets:
  Cash on deposit with bank subsidiary..................................................  $    2,496  $    8,584
  Investment securities, at fair value..................................................      32,598       3,433
  Loans to related parties..............................................................         955         250
  Other assets..........................................................................         324         516
  Investment in subsidiaries:
    Bank subsidiary.....................................................................     219,019     162,218
    Nonbank subsidiary..................................................................       1,237          --
                                                                                          ----------  ----------
Total assets............................................................................  $  256,629  $  175,001
                                                                                          ----------  ----------
                                                                                          ----------  ----------

Short-term liabilities..................................................................  $      900  $      520
Indebtedness to nonbank subsidiary......................................................      39,864          --
Shareholders' equity....................................................................     215,865     174,481
                                                                                          ----------  ----------
Total liabilities and shareholders' equity..............................................  $  256,629  $  175,001
                                                                                          ----------  ----------
                                                                                          ----------  ----------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

19. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1998       1997       1996
                                                                                 ---------  ---------  ---------
                                                                                     (DOLLARS IN THOUSANDS)
Interest income................................................................  $   1,050  $     630  $     345
Interest expense...............................................................     (2,070)        --         --
Income from the disposition of client warrants.................................      6,657      5,480      5,389
General and administrative expenses............................................       (285)      (229)      (175)
Income tax expense.............................................................     (2,248)    (2,470)    (2,364)
                                                                                 ---------  ---------  ---------
Income before equity in net income of bank subsidiary..........................      3,104      3,411      3,195
Equity in net income of bank subsidiary........................................     25,752     24,267     18,271
                                                                                 ---------  ---------  ---------
Net income.....................................................................  $  28,856  $  27,678  $  21,466
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                               -------------------------------
                                                                                 1998       1997       1996
                                                                               ---------  ---------  ---------
                                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income.................................................................  $  28,856  $  27,678  $  21,466
  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in net income of bank subsidiary..................................    (25,752)   (24,267)   (18,271)
    Decrease (increase) in other assets......................................        192       (304)      (196)
    Increase (decrease) in short-term liabilities............................        467       (876)       924
    Other, net...............................................................          1         14         27
                                                                               ---------  ---------  ---------
Net cash provided by operating activities....................................      3,764      2,245      3,950
                                                                               ---------  ---------  ---------
Cash flows from investing activities:
  Net (increase) decrease in investment securities...........................    (29,377)     3,074     (5,626)
  Net increase in loans to related parties...................................       (705)      (250)        --
  Investment in bank subsidiary..............................................    (26,039)    (7,115)    (2,956)
  Investment in nonbank subsidiary...........................................     (1,237)        --         --
                                                                               ---------  ---------  ---------
Net cash applied to investing activities.....................................    (57,358)    (4,291)    (8,582)
                                                                               ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from borrowings from nonbank subsidiary, net of costs.............     39,864         --         --
  Proceeds from issuance of common stock, net of issuance costs..............      7,642      6,405      4,298
                                                                               ---------  ---------  ---------
Net cash provided by financing activities....................................     47,506      6,405      4,298
                                                                               ---------  ---------  ---------
Net (decrease) increase in cash..............................................     (6,088)     4,359       (334)
Cash on deposit with bank subsidiary at January 1,...........................      8,584      4,225      4,559
                                                                               ---------  ---------  ---------
Cash on deposit with bank subsidiary at December 31,.........................  $   2,496  $   8,584  $   4,225
                                                                               ---------  ---------  ---------
                                                                               ---------  ---------  ---------

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

20. UNAUDITED QUARTERLY FINANCIAL DATA

                                                    1998                                            1997
                               ----------------------------------------------  ----------------------------------------------
                                 FIRST       SECOND      THIRD       FOURTH      FIRST       SECOND      THIRD       FOURTH
                                QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net interest income..........   $  31,937   $  35,399   $  38,456   $  40,823   $  23,857   $  27,082   $  29,054   $  30,831
Provision for loan losses....       5,480       4,024      10,557      17,098       3,348       2,618       1,716       2,385
Noninterest income...........       5,391       4,435       7,716       5,620       4,830       2,977       2,806       2,652
Noninterest expense..........      18,904      21,773      21,063      21,905      14,667      15,754      17,618      18,262
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Income before income taxes...      12,944      14,037      14,552       7,440      10,672      11,687      12,526      12,836
Income tax expense...........       5,365       5,836       6,002       2,914       4,482       4,908       5,261       5,392
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Net income...................   $   7,579   $   8,201   $   8,550   $   4,526   $   6,190   $   6,779   $   7,265   $   7,444
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Basic earnings per share.....   $    0.38   $    0.40   $    0.42   $    0.22   $    0.33   $    0.35   $    0.37   $    0.38
Diluted earnings per share...   $    0.36   $    0.39   $    0.41   $    0.22   $    0.31   $    0.34   $    0.35   $    0.36
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                               ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the sections titled "Proposal No. 1--Election of Directors," "Information on Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the sections titled "Information on Executive Officers," "Report of the Executive Committee of the Board on Executive Compensation," "Table 1--Summary Compensation Table," "Option Grants in Last Fiscal Year," "Table 2--Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Termination Arrangements," "Return to Shareholders Performance Graph," and "Director Compensation" contained in the definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the sections titled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Principal Shareholders" contained in the definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the section titled "Certain Relationships and Related Transactions" in the definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders is incorporated herein by reference.

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

(a) 3.
    Exhibits are listed in the Index to Exhibits beginning on page 71 of this report.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SILICON VALLEY BANCSHARES

                                By:               /s/ JOHN C. DEAN
                                      ----------------------------------------
                                                    John C. Dean
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Dated: March 19, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ DANIEL J. KELLEHER
------------------------------  Chairman of the Board of      March 19, 1999
      Daniel J. Kelleher          Directors and Director

                                President, Chief Executive
       /s/ JOHN C. DEAN           Officer and Director
------------------------------    (Principal Executive        March 19, 1999
         John C. Dean             Officer)

                                Executive Vice President,
   /s/ CHRISTOPHER T. LUTES       Chief Financial Officer
------------------------------    (Principal Financial        March 19, 1999
     Christopher T. Lutes         Officer)

      /s/ LYDIA A. BURKE        Senior Vice President,
------------------------------    Controller (Principal       March 19, 1999
        Lydia A. Burke            Accounting Officer)

       /s/ GARY K. BARR
------------------------------  Director                      March 19, 1999
         Gary K. Barr

   /s/ JAMES F. BURNS, JR.
------------------------------  Director                      March 19, 1999
     James F. Burns, Jr.

      /s/ DAVID DEWILDE
------------------------------  Director                      March 19, 1999
        David deWilde

 /s/ CLARENCE J. FERRARI, JR.
------------------------------  Director                      March 19, 1999
   Clarence J. Ferrari, Jr.

       /s/ HENRY M. GAY
------------------------------  Director                      March 19, 1999
         Henry M. Gay

    /s/ STEPHEN E. JACKSON
------------------------------  Director                      March 19, 1999
      Stephen E. Jackson

     /s/ JAMES R. PORTER
------------------------------  Director                      March 19, 1999
       James R. Porter

       /s/ ANN R. WELLS
------------------------------  Director                      March 19, 1999
         Ann R. Wells

                               INDEX TO EXHIBITS

 EXHIBIT                                                                                           SEQUENTIALLY
   NO.                                         DESCRIPTION                                         NUMBERED PAGE
---------  -----------------------------------------------------------------------------------  -------------------
   3.1     Articles of Incorporation of the Company, as amended(9)............................          --

   3.2     Bylaws of the Company, amendment and restatement effective as of August 21,
             1997(7)..........................................................................          --

   3.3     Certificate of Amendment of Bylaws of Silicon Valley Bancshares as of October 22,
             1998.............................................................................              73

   4.1     Article Three of Articles of Incorporation (included in Exhibit 3.1)(1)............          --

   4.2     Form of Subordinated Indenture(10).................................................          --

   4.3     Form of Junior Subordinated Debenture(10)..........................................          --

   4.6     Form of Amended and Restated Trust Agreement of SVB Capital I(10)..................          --

   4.7     Form of Trust Preferred Certificate of SVB Capital I (included as an exhibit to
             Exhibit 4.6)(10).................................................................          --

   4.8     Form of Guarantee Agreement(10)....................................................          --

   4.9     Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit
             4.6)(10).........................................................................          --

   4.10    Form of Common Securities Certificate of SVB Capital I (included as an exhibit to
             Exhibit 4.6)(10).................................................................          --

   4.11    Form of Officers' Certificate and Company Order(10)................................          --

  10.3     Employment Agreement between Silicon Valley Bancshares and John C. Dean(2).........          --

  10.17    Lease Agreement between Silicon Valley Bank and WRC Properties, Inc.; 3003 Tasman
             Drive, Santa Clara, CA 95054(3)..................................................          --

 10.17(a)  First amendment to lease outlined in Exhibit 10.17(6)..............................          --

  10.28    Amendment and Restatement of the Silicon Valley Bancshares 1989 Stock Option
             Plan(4)..........................................................................          --

  10.29    Silicon Valley Bank Money Purchase Pension Plan(4).................................          --

  10.30    Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension
             Plan(4)..........................................................................          --

  10.31    Amendment and Restatement of the Silicon Valley Bank 401(k) and Employee Stock
             Ownership Plan(4)................................................................          --

  10.32    Executive Change in Control Severance Benefits Agreement(5)........................          --

  10.33    Change in Control Severance Policy For Non-executives(5)...........................          --

  10.34    Silicon Valley Bancshares 1997 Equity Incentive Plan(6)............................          --

  10.35    Silicon Valley Bancshares 1988 Employee Stock Purchase Plan Effective June 22,
             1988, revised October 17, 1997(7)................................................          --

  10.36    Relocation Agreement between Silicon Valley Bancshares and Kenneth P. and Ruth
             Wilcox, as of December 18, 1997(8)...............................................          --

  10.37    Bonus Agreement between Silicon Valley Bank and Kenneth P. Wilcox, as of December
             18, 1997(8)......................................................................          --

  10.38    Promissory Note between Silicon Valley Bancshares and Christopher T. Lutes, as of
             June 10, 1998(10)................................................................          --

  10.39    The 1998 Venture Capital Retention Program, Amended June 18, 1998(10)..............          --

  10.40    Severance Agreement between Silicon Valley Bancshares and John C. Dean related to
             garage.com-TM-, as of August 12, 1998(11)........................................          --

 EXHIBIT                                                                                           SEQUENTIALLY
   NO.                                         DESCRIPTION                                         NUMBERED PAGE
---------  -----------------------------------------------------------------------------------  -------------------
  10.41    Severance Agreement between Silicon Valley Bancshares and Harry W. Kellogg related
             to garage.com-TM-, as of August 12, 1998(11).....................................          --

  10.42    Form of Executive Change In Control Severance Benefits, as of August 12,
             1998(11).........................................................................          --

  10.43    Preferred Shares Rights Agreement, as of October 22, 1998..........................              76

  21.1     Subsidiaries of Silicon Valley Bancshares..........................................             136

  23.1     Independent Auditors' Consent......................................................             137

  27.1     Financial Data Schedule............................................................             138

------------------------

 (1) Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988.

 (2) Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

 (3) Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

 (4) Incorporated by reference to Exhibits 10.28, 10.29, 10.30, and 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

 (5) Incorporated by reference to Exhibits 10.32 and 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (6) Incorporated by reference to Exhibits 10.17(a) and 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 (7) Incorporated by reference to Exhibits 3.2 and 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

 (8) Incorporated by reference to Exhibits 10.36 and 10.37 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

 (9) Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

(10) Incorporated by reference to Exhibits 4.2, 4.3, 4.6, 4.7, 4.8, 4.9, 4.10, 4.11, 10.38, and 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(11) Incorporated by reference to Exhibits 10.40, 10.41 and 10.42 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.