Form 10-Q
period 1999-03-31
SILICON VALLEY BANCSHARES
filed 1999-05-14
CIK 719739

      As filed with the Securities and Exchange Commission on May 14, 1999
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ________ to ________.


                        Commission File Number: 33-41102


                            SILICON VALLEY BANCSHARES
             (Exact name of registrant as specified in its charter)

          Delaware                                     91-1962278
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

         3003 Tasman Drive
      Santa Clara, California                          95054-1191
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

     At April 30, 1999, 20,766,741 shares of the registrant's common stock
                      ($0.001 par value) were outstanding.

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                    This report contains a total of 30 pages.

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

                         PART I - FINANCIAL INFORMATION

ITEM 1.    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS                                      3

           CONSOLIDATED STATEMENTS OF INCOME                                4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                  5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                            6

           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS               7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             12

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                               29

ITEM 2.    CHANGES IN SECURITIES                                           29

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                 29

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             29

ITEM 5.    OTHER INFORMATION                                               29

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                29

SIGNATURES                                                                 30

                         PART I - FINANCIAL INFORMATION

               ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,       December 31,
                                                                                      1999              1998
(Dollars in thousands)                                                             (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                              $  134,051       $  123,001
Federal funds sold and securities purchased under
  agreement to resell                                                                   664,683          399,202
Investment securities, at fair value                                                  1,504,739        1,397,502
Loans, net of unearned income                                                         1,614,335        1,611,921
Allowance for loan losses                                                               (47,600)         (46,000)
-------------------------------------------------------------------------------------------------------------------
  Net loans                                                                           1,566,735        1,565,921
Premises and equipment                                                                   11,633           11,354
Other real estate owned                                                                     400              664
Accrued interest receivable and other assets                                             56,328           47,808
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $3,938,569       $3,545,452
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing demand deposits                                                  $  999,509       $  921,790
NOW deposits                                                                             29,754           19,978
Money market deposits                                                                 2,458,807        2,185,359
Time deposits                                                                           166,217          142,626
-------------------------------------------------------------------------------------------------------------------
  Total deposits                                                                      3,654,287        3,269,753
Other liabilities                                                                        22,511           21,349
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     3,676,798        3,291,102
-------------------------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures
 (trust preferred securities)                                                            38,498           38,485

Shareholders' Equity:
Preferred stock, no par value:
  20,000,000 shares authorized; none outstanding Common stock, no par value:
  60,000,000 shares authorized; 20,761,101 and 20,711,915 shares outstanding at
  March 31, 1999 and December 31, 1998, respectively                                     94,477           94,129
Retained earnings                                                                       131,691          123,855
Unearned compensation                                                                    (3,694)          (4,191)
Accumulated other comprehensive income:
   Net unrealized gains on available-for-sale investments                                   799            2,072
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                              223,273          215,865
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $3,938,569       $3,545,452
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    For the three months ended
                                                                                    --------------------------
                                                                                     March 31,        March 31,
                                                                                        1999             1998
(Dollars in thousands, except per share amounts)                                    (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                                                                $37,532          $31,102
   Investment securities                                                                 18,844           13,997
   Federal funds sold and securities purchased under
     agreement to resell                                                                  5,978            4,442
-------------------------------------------------------------------------------------------------------------------
Total interest income                                                                    62,354           49,541
-------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                                                              20,952           17,601
   Other borrowings                                                                           -                3
-------------------------------------------------------------------------------------------------------------------
Total interest expense                                                                   20,952           17,604
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                                      41,402           31,937
Provision for loan losses                                                                 7,968            5,480
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                      33,434           26,457
-------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Letter of credit and foreign exchange income                                           2,669            1,711
   Disposition of client warrants                                                           821            2,440
   Deposit service charges                                                                  667              373
   Investment gains                                                                         131              474
   Other                                                                                    964              393
-------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                  5,252            5,391
-------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Compensation and benefits                                                             15,201           11,621
   Professional services                                                                  2,343            1,426
   Net occupancy expense                                                                  1,469              990
   Furniture and equipment                                                                1,388            1,039
   Business development and travel                                                        1,331            1,555
   Trust preferred securities distributions                                                 825                -
   Postage and supplies                                                                     665              432
   Advertising and promotion                                                                600              391
   Telephone                                                                                399              522
   Cost of other real estate owned                                                          273               26
   Other                                                                                  1,043              902
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense                                                                25,537           18,904
-------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                         13,149           12,944
Income tax expense                                                                        5,313            5,365
-------------------------------------------------------------------------------------------------------------------
Net income                                                                              $ 7,836          $ 7,579
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                                                $  0.38          $  0.38
Diluted earnings per share                                                              $  0.38          $  0.36
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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                    For the three months ended
                                                                                    --------------------------
                                                                                     March 31,        March 31,
                                                                                        1999             1998
(Dollars in thousands)                                                              (Unaudited)      (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Net income                                                                              $ 7,836          $ 7,579

Other comprehensive income, net of tax:
   Change in unrealized gains/(losses) on available-for-sale investments:
       Unrealized holding gains/(losses) arising during period                             (721)           1,827
       Less: Reclassification adjustment for gains included
           in net income                                                                   (552)          (1,690)
-------------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income                                                        (1,273)             137
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                    $ 6,563          $ 7,716
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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the three months ended
                                                                                      --------------------------
                                                                                      March 31,         March 31,
                                                                                        1999              1998
(Dollars in thousands)                                                               (Unaudited)       (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                         $   7,836        $   7,579
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                                            7,968            5,480
     Provision for other real estate owned                                                  264                -
     Depreciation and amortization                                                          784              321
     Net gains on sales of investment securities                                           (131)            (474)
     Increase in accrued interest receivable                                             (6,072)          (1,598)
     Increase in unearned income                                                            607              244
     Other, net                                                                             271           (1,448)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                11,527           10,104
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities and paydowns of
     investment securities                                                              356,878          385,659
   Proceeds from sales of investment securities                                         520,226           79,688
   Purchases of investment securities                                                  (986,548)        (508,068)
   Net increase in loans                                                                (11,098)         (71,563)
   Proceeds from recoveries of charged off loans                                          1,709            1,170
   Purchases of premises and equipment                                                   (1,063)          (1,114)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (119,896)        (114,228)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                                             384,534          164,793
   Proceeds from issuance of common stock,
     net of issuance costs                                                                  366            2,917
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               384,900          167,710
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                               276,531           63,586
Cash and cash equivalents at January 1,                                                 522,203          426,832
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31,                                                $ 798,734        $ 490,418
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
   Interest paid                                                                      $  21,030        $  17,483
   Income taxes paid                                                                  $   3,457        $     206
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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Silicon Valley Bancshares (the "Company") and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 1998 consolidated financial statements to conform to the 1999 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the interim consolidated financial statements.

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

CONSOLIDATION

The interim consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, the Bank, SVB Capital I and SVB Leasing Company (inactive). Intercompany accounts and transactions have been eliminated.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 1999, the results of its operations and cash flows for the three month periods ended March 31, 1999, and March 31, 1998. The December 31, 1998, consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 1999, may not necessarily be indicative of the Company's operating results for the full year.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents as reported in the consolidated statements of cash flows includes cash on hand, cash balances due from banks, federal funds sold, and securities purchased under agreement to resell. The cash equivalents are readily convertible to known amounts of cash and present an insignificant risk of changes in value due to maturity dates of 90 days or less.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $183,000 and $202,000 at March 31, 1999, and December 31, 1998, respectively.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18.

SEGMENT REPORTING

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of December 31, 1998, however since Management views the Company as operating in only one segment, separate reporting of financial information under SFAS No. 131 is not considered necessary. Management approaches the Company's principal subsidiary, the Bank, as one business enterprise which operates in a single economic environment, since the products and services, types of customers and regulatory environment all have similar economic characteristics.

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

2.   EARNINGS PER SHARE

The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if financial instruments or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three month periods ended March 31, 1999 and 1998.

                                                                          Net                             Per Share
                                                                        Income            Shares           Amount
(Dollars and shares in thousands, except per share amounts)           (Unaudited)       (Unaudited)     (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999:
Basic EPS:
Income available to common shareholders                                   $7,836           20,488             $0.38

Effect of Dilutive Securities:
Stock options and restricted stock                                             -              320                 -
-------------------------------------------------------------------------------------------------------------------
Diluted EPS:
Income available to common shareholders
 plus assumed conversions                                                 $7,836           20,808             $0.38
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1998:
Basic EPS:
Income available to common shareholders                                   $7,579           20,065             $0.38

Effect of Dilutive Securities:
Stock options and restricted stock                                             -              788                 -
-------------------------------------------------------------------------------------------------------------------
Diluted EPS:
Income available to common shareholders
 plus assumed conversions                                                 $7,579           20,853             $0.36
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

3.   LOANS

The detailed composition of loans, net of unearned income of $10.6 million and $10.0 million at March 31, 1999, and December 31, 1998, respectively, is presented in the following table:

                                                                                March 31,           December 31,
                                                                                  1999                  1998
(Dollars in thousands)                                                         (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Commercial                                                                      $1,412,166            $1,429,980
Real estate construction                                                            75,560                74,023
Real estate term                                                                    61,157                60,841
Consumer and other                                                                  65,452                47,077
-------------------------------------------------------------------------------------------------------------------
Total loans                                                                     $1,614,335            $1,611,921
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

4.   ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the quarters ended March 31, 1999 and 1998 was as follows:

                                                                                    1999                  1998
Quarter Ended March 31,                                                          (Unaudited)           (Unaudited)
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Balance at January 1,                                                              $46,000               $37,700
Provision for loan losses                                                            7,968                 5,480
Loans charged off                                                                   (8,077)               (3,950)
Recoveries                                                                           1,709                 1,170
-------------------------------------------------------------------------------------------------------------------
Balance at March 31,                                                               $47,600               $40,400
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $51.0 million and $19.3 million at March 31, 1999, and March 31, 1998, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $10.2 million at March 31, 1999, and $7.8 million at March 31, 1998. Average impaired loans for the first quarter of 1999 and 1998 totaled $36.8 million and $26.1 million, respectively.

5.   SUBSEQUENT EVENTS

At the Annual Meeting of Shareholders, held on April 15, 1999, the shareholders of a majority of the Company's outstanding shares of common stock approved a change in the Company's state of incorporation from California to Delaware. The change was effective April 23, 1999, and resulted in the adoption of a common stock par value of $0.001. On April 26, 1999, the Company filed a Form 8-K with the Securities and Exchange Commission, relating to the reincorporation in the State of Delaware.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's interim consolidated financial statements as presented in Item 1 of this report. In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and circumstances that may affect the Company's future results. Such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. These risks and uncertainties include, but are not limited to, those described in this discussion and analysis, as well as those described in the Company's 1998 Annual Report on Form 10-K.

The Company wishes to caution readers not to place undue reliance on any forward-looking statements included herein, which speak only as of the date made. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect unanticipated events and circumstances occurring after the date of such statements.

Certain reclassifications have been made to the Company's 1998 consolidated financial statements to conform to the 1999 presentations. Such reclassifications had no effect on the results of operations or shareholders' equity.

EARNINGS SUMMARY

The Company reported net income of $7.8 million, or $0.38 per diluted share, for the first quarter of 1999, compared with net income of $7.6 million, or $0.36 per diluted share, for the first quarter of 1998. The annualized return on average assets (ROA) was 0.9% in the first quarter of 1999 compared with 1.2% in the same period of 1998. The annualized return on average equity
(ROE) for the first quarter of 1999 was 14.5%, compared with 16.9% in the first quarter of 1998.

The slight increase in net income during the first quarter of 1999, as compared with the first quarter of 1998, was primarily attributable to growth in net interest income, offset by increases in both the provision for loan losses and noninterest expense. The major components of net income and changes in these components are summarized in the following table for the quarters ended March 31, 1999 and 1998, and are discussed in more detail below.

                                                           1999                1998               1999 to 1998
Quarter Ended March 31,                                (Unaudited)         (Unaudited)        Increase (Decrease)
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Net interest income                                        $41,402             $31,937             $ 9,465
Provision for loan losses                                    7,968               5,480               2,488
Noninterest income                                           5,252               5,391                (139)
Noninterest expense                                         25,537              18,904               6,633
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  13,149              12,944                 205
Income tax expense                                           5,313               5,365                 (52)
-------------------------------------------------------------------------------------------------------------------
Net income                                                 $ 7,836             $ 7,579             $   257
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

The following tables set forth average assets, liabilities and shareholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three months ended March 31, 1999 and 1998.

------------------------------------------------------------------------------------------------------------------------
                                             AVERAGE BALANCES, RATES AND YIELDS
------------------------------------------------------------------------------------------------------------------------
                                                              For the three months ended March 31,
                                           -----------------------------------------------------------------------------
                                                            1999                                     1998
                                                        (Unaudited)                               (Unaudited)
                                           ------------------------------------        ---------------------------------
                                                                      Average                                  Average
                                            Average                    Yield/          Average                  Yield/
(Dollars in thousands)                      Balance        Interest     Rate           Balance      Interest      Rate
------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Federal funds sold and
     securities purchased under
     agreement to resell (1)               $  509,434     $  5,978       4.8%        $  324,295     $  4,442       5.6%
   Investment securities:
     Taxable                                1,253,046       17,581       5.7            901,459       13,335       6.0
     Non-taxable (2)                          123,377        1,944       6.4             61,113        1,019       6.8
   Loans:
     Commercial                             1,393,750       32,925       9.6          1,038,665       27,690      10.8
     Real estate construction and term        138,101        3,568      10.5             93,463        2,526      11.0
     Consumer and other                        45,667        1,039       9.2             38,950          886       9.2
----------------------------------------  ------------------------------------      ------------------------------------
   Total loans                              1,577,518       37,532       9.6          1,171,078       31,102      10.8
----------------------------------------  ------------------------------------      ------------------------------------
Total interest-earning assets               3,463,375       63,035       7.4          2,457,945       49,898       8.2
----------------------------------------  ------------------------------------      ------------------------------------

Cash and due from banks                       153,377                                   127,989
Allowance for loan losses                     (49,406)                                  (39,364)
Other real estate owned                           605                                       689
Other assets                                   62,609                                    48,443
----------------------------------------  -----------                               -----------
Total assets                               $3,630,560                                $2,595,702
----------------------------------------  -----------                               -----------
----------------------------------------  -----------                               -----------

Funding sources:
Interest-bearing liabilities:
   NOW deposits                            $   22,346           76       1.4         $   15,129           74       2.0
   Regular money market deposits              338,296        2,250       2.7            325,151        2,171       2.7
   Bonus money market deposits              1,926,388       17,077       3.6          1,217,538       13,917       4.6
   Time deposits                              146,246        1,549       4.3            129,980        1,439       4.5
   Other borrowings                                 -            -        -                 222            3       6.0
----------------------------------------  ------------------------------------      ------------------------------------
Total interest-bearing liabilities          2,433,276       20,952       3.5          1,688,020       17,604       4.2
Portion of noninterest-bearing
   funding sources                          1,030,099                                   769,925
----------------------------------------  ------------------------------------      ------------------------------------
Total funding sources                       3,463,375       20,952       2.4          2,457,945       17,604       2.9
----------------------------------------  ------------------------------------      ------------------------------------

Noninterest-bearing funding sources:
Demand deposits                               915,443                                   705,909
Other liabilities                              24,404                                    19,479
Trust preferred securities                     38,488                                         -
Shareholders' equity                          218,949                                   182,294
Portion used to fund
   interest-earning assets                 (1,030,099)                                 (769,925)
----------------------------------------  ------------                              ------------
Total liabilities and shareholders'
   equity                                  $3,630,560                                $2,595,702
----------------------------------------  -----------                               -----------
----------------------------------------  -----------                               -----------
Net interest income and margin                             $42,083       5.0%                        $32,294       5.3%
----------------------------------------                  --------      -----                       --------      -----
----------------------------------------                  --------      -----                       --------      -----
Memorandum:  Total deposits                $3,348,719                                $2,393,707
----------------------------------------  -----------                               -----------
----------------------------------------  -----------                               -----------

(1) Includes average interest-bearing deposits in other financial institutions of $195 and $266 for the three months ended March 31, 1999 and 1998, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1999 and 1998. The tax equivalent adjustments were $680 and $357 for the three months ended March 31, 1999 and 1998, respectively.

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the periods indicated. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1999 and 1998.

                                                                 First Quarter 1999 Compared to First Quarter 1998
                                                                ---------------------------------------------------
                                                                               Increase (Decrease)
                                                                                Due to Change in
                                                                ---------------------------------------------------
(Dollars in thousands)                                                 Volume             Rate            Total
-------------------------------------------------------------------------------------------------------------------
Interest income:
    Federal funds sold and
      securities purchased under
      agreement to resell                                             $ 2,172           $  (636)         $ 1,536
    Investment securities                                               5,871              (700)           5,171
    Loans                                                               9,670            (3,240)           6,430
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income                                 17,713            (4,576)          13,137
-------------------------------------------------------------------------------------------------------------------
Interest expense:
    NOW deposits                                                           24               (22)               2
    Regular money market deposits                                          87                (8)              79
    Bonus money market deposits                                         6,284            (3,124)           3,160
    Time deposits                                                         172               (62)             110
    Other borrowings                                                        -                (3)              (3)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense                                 6,567            (3,219)           3,348
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income                            $11,146           $(1,357)         $ 9,789
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Net interest income, on a fully taxable-equivalent basis, totaled $42.1 million for the first quarter of 1999, an increase of $9.8 million, or 30.3%, from the $32.3 million total for the first quarter of 1998. The increase in net interest income was the result of a $13.1 million, or 26.3%, increase in interest income, offset by a $3.3 million, or 19.0%, increase in interest expense over the comparable prior year period.

The $13.1 million increase in interest income for the first quarter of 1999, as compared to the first quarter of 1998, was the result of a $17.7 million favorable volume variance offset by a $4.6 million unfavorable rate variance. The favorable volume variance resulted from a $1.0 billion, or 40.9%, increase in average interest-earning assets over the comparable period in the prior year. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which increased $955.0 million, or 39.9%, compared to the first quarter of 1998. The increase in average interest-earning assets consisted of loans, which were up $406.4 million, plus a combination of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $599.0 million, accounting for 59.6% of the total increase in average interest-earning assets.

Average loans increased $406.4 million, or 34.7%, in the first quarter of 1999 as compared to the 1998 first quarter, resulting in a $9.7 million favorable volume variance. This growth was widely distributed throughout the loan portfolio, as reflected by increased loan balances in most of the Company's technology, life sciences and special industry niche practices, in specialized lending products, and throughout the Company's loan offices located across the nation.

Average investment securities for the first quarter of 1999 increased $413.9 million, or 43.0%, as compared to the 1998 first quarter, resulting in a $5.9 million favorable volume variance. The aforementioned strong growth in average deposits exceeded the growth in average loans over the past year, and generated excess funds that were largely invested in U.S. agency securities, collateralized mortgage obligations and municipal securities.

Average federal funds sold and securities purchased under agreement to resell in the first quarter of 1999 increased a combined $185.1 million, or 57.1%, over the prior year first quarter, resulting in a $2.2 million favorable volume variance. This increase was also a result of the aforementioned strong growth in average deposits during the past year.

Unfavorable rate variances associated with each component of interest-earning assets in the first quarter of 1999 resulted in a decrease in interest income of $4.6 million as compared to the respective prior year period. Short-term market interest rates declined during the second half of 1998. As a result of this decline, the Company earned lower yields in the first quarter of 1999 on federal funds sold, securities purchased under agreements to resell and its investment securities, a significant portion of which were short-term in nature, resulting in a $1.3 million unfavorable rate variance as compared to the first quarter of 1998. The average yield on loans in the first quarter of 1999 decreased 120 basis points from the respective prior year period, accounting for the remaining $3.2 million of the total unfavorable rate variance. This decrease was primarily attributable to both increased competition and a decline in the average prime rate charged by the Company during the second half of 1998, as a substantial portion of the Company's loans are prime rate-based.

The yield on average interest-earning assets decreased 80 basis points in the first quarter of 1999 from the comparable prior year period. This decrease resulted from a decline in the average yield on loans, largely due to both increased competition and a decline in the Company's prime rate, as well as a shift in the composition of average interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned strong growth in deposits continuing to outpace the growth in loans.

Total interest expense in the 1999 first quarter increased $3.3 million from the first quarter of 1998. This increase was due to an unfavorable volume variance of $6.6 million, partially offset by a favorable rate variance of $3.2 million. The unfavorable volume variance resulted from a $745.3 million, or 44.1%, increase in average interest-bearing liabilities in the first quarter of 1999 as compared with the first quarter of 1998. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $708.9 million, or 58.2%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients served by the Company.

Changes in the average rates paid on interest-bearing liabilities had a $3.2 million favorable impact on interest expense in the first quarter of 1999 as compared to the respective period in 1998. This decrease in interest expense largely resulted from a reduction in the average rate paid on the Company's bonus money market deposit product from 4.6% in the first quarter of 1998 to 3.6% in the first quarter of 1999. The reduction during 1999 in the average rate paid on the Company's bonus money market deposit product was largely attributable to a decline in short-term market interest rates during the second half of 1998.

The average cost of funds paid in the first quarter of 1999 of 2.4% was down from the 2.9% paid in the first quarter of 1998. The decrease in the average rate paid on the Company's bonus money market deposit product more than offset the continuing shift in the composition of average interest-bearing liabilities towards a higher percentage of deposits in that product.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The Company's provision for loan losses totaled $8.0 million for the first quarter of 1999, a $2.5 million, or 45.4%, increase compared to the $5.5 million provision for the first quarter of 1998. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the quarters ended March 31, 1999 and 1998:


Quarter Ended March 31,                                                                 1999              1998
-------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Letter of credit and foreign exchange income                                             $2,669           $1,711
Disposition of client warrants                                                              821            2,440
Deposit service charges                                                                     667              373
Investment gains                                                                            131              474
Other                                                                                       964              393
-------------------------------------------------------------------------------------------------------------------
Total noninterest income                                                                 $5,252           $5,391
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Noninterest income totaled $5.3 million in the first quarter of 1999, a decrease of $0.1 million, or 2.6%, from the $5.4 million total in the prior year first quarter. The slight decrease was largely due to a $1.6 million decrease in the disposition of client warrants, offset by a $1.0 million increase in letter of credit fees, foreign exchange fees and other trade finance income and a $0.6 million increase other noninterest income.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $2.7 million in the first quarter of 1999, an increase of $1.0 million, or 56.0%, from the $1.7 million earned in the first quarter of 1998. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related products and services among the Company's growing client base, a large percentage of which provide products and services in international markets.

The Company has historically obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming, and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depend upon factors beyond the control of the Company, including the general condition of the public equity markets as well as the merger and acquisition environment, and therefore cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. During the first quarter of 1999, as well as throughout 1998, a significant portion of the income realized by the Company from the disposition of client warrants was offset by expenses related to the Company's efforts to build an infrastructure sufficient to support present and prospective business activities, and was also offset by increases to the provision for loan losses during those periods. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized from the disposition of client warrants in furthering its business strategies.

Deposit service charges totaled $0.7 million for the first quarter of 1999 compared with $0.4 million for the first quarter of 1998. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by the Company as deposit service charges income. The increase in deposit service charges income was due to both a reduction in earnings credits resulting from a decrease in short-term money market rates during the second half of 1998 and growth in the Company's client base.

The Company realized a nominal gain on sales of investment securities during the first quarter of 1999, compared to a $0.5 million gain on sales of investment securities during the prior year first quarter. All investment securities sold were classified as available-for-sale, and all sales were conducted as a normal component of the Company's asset/liability and liquidity management activities.

Other noninterest income largely consists of service-based fee income, and increased $0.6 million, or 145.3%, to $1.0 million in the first quarter of 1999 from $0.4 million in the first quarter of 1998. The increase during 1999 was primarily due to a higher volume of cash management and loan documentation services related to the Company's growing client base.

NONINTEREST EXPENSE

Noninterest expense in the first quarter of 1999 totaled $25.5 million, a $6.6 million, or 35.1%, increase from the $18.9 million incurred in the comparable prior year period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio for the first quarter of 1999 was 55.3% versus 54.9% for the same quarter in 1998. The following table presents the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:

                                                                       Three Months Ended March 31,
                                                    ---------------------------------------------------------------
                                                             1999                               1998
                                                    ---------------------------       -----------------------------
                                                                  Percent of                         Percent of
                                                                   Adjusted                           Adjusted
(Dollars in thousands)                              Amount         Revenues            Amount         Revenues
-------------------------------------------------------------------------------------------------------------------
Compensation and benefits                            $15,201         33.3%              $11,621         33.9%
Professional services                                  2,343          5.1                 1,426          4.1
Net occupancy expense                                  1,469          3.2                   990          2.9
Furniture and equipment                                1,388          3.0                 1,039          3.0
Business development and travel                        1,331          2.9                 1,555          4.5
Trust preferred securities distributions                 825          1.8                     -          -
Postage and supplies                                     665          1.5                   432          1.3
Advertising and promotion                                600          1.3                   391          1.1
Telephone                                                399          0.9                   522          1.5
Other                                                  1,043          2.3                   902          2.6
-------------------------------------------------------------------------------------------------------------------
Total excluding cost of other
  real estate owned                                   25,264         55.3%               18,878         54.9%
Cost of other real estate owned                          273                                 26
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense                            $25,537                            $18,904
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Compensation and benefits expenses totaled $15.2 million in the first quarter of 1999, a $3.6 million, or 30.8%, increase over the $11.6 million incurred in the first quarter of 1998. This increase in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent (FTE) personnel employed by the Company. Average FTE were 602 for the first quarter of 1999 versus 474 for the prior year first quarter. The increase in FTE was primarily due to a combination of the Company's efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in the Company's FTE is likely to occur during future years as a result of the continued expansion of the Company's business activities.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and the Company's Board of Directors, totaled $2.3 million in the first quarter of 1999, a $0.9 million, or 64.3%, increase from the $1.4 million incurred in the first quarter of 1998. The increase in professional services expenses in the first quarter of 1999 as compared to the same period in 1998, primarily related to an increase in both consulting fees associated with several business initiatives, including the Year 2000 remediation project, and legal fees primarily related to loan consultations and the workout of various commercial credits. The level of professional services expenses during 1999 and 1998 also reflects the extensive efforts undertaken by the Company to continue to build and support its infrastructure, as well as evaluate and pursue new business opportunities. It also reflects the Company's efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where the Company believes it can achieve a combination of cost savings and increased quality of service.

Occupancy, furniture and equipment expenses totaled $2.9 million in the first quarter of 1999, a $0.9 million, or 40.8%, increase compared to $2.0 million in the same quarter in 1998. The increase in occupancy, furniture and equipment expenses in 1999, as compared to 1998, was primarily the result of an increase in rental expense related to the expansion of the Company's existing headquarters facility in the second quarter of 1998 and new loan offices opened in early 1998. Occupancy, furniture and equipment expenses were also impacted by costs related to investments in computer equipment and software associated with technology upgrades and the Company's aforementioned growth in personnel. The Company intends to continue its geographic expansion into other emerging technology marketplaces across the U.S. during future years.

Business development and travel expenses totaled $1.3 million in the first quarter of 1999, a $0.3 million, or 14.4%, decrease from the $1.6 million incurred in the first quarter of 1998. The decrease in business development and travel expenses was largely attributable to reduced business conference expenses.

Trust preferred securities distributions totaled $0.8 million for the three months ended March 31, 1999, and resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years. For further discussion related to the trust preferred securities, see the Item 2 section entitled "Liquidity."

During the first quarter of 1999, the Company incurred a $0.3 million write-down on the last remaining OREO property.

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

INCOME TAXES

The Company's effective tax rate was 40.4% in the 1999 first quarter, compared to 41.4% in the prior year first quarter. The decrease in the Company's effective income tax rate was attributable to an increase in the amount of tax-exempt interest income received by the Company.

FINANCIAL CONDITION

The Company's total assets were $3.9 billion at March 31, 1999, an increase of $393.1 million, or 11.1%, compared to $3.5 billion at December 31, 1998.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled a combined $664.7 million at March 31, 1999, an increase of $265.5 million, or 66.5%, compared to the $399.2 million outstanding at the prior year end. This increase was attributable to the Company investing excess funds, resulting from the strong growth in deposits during the first quarter of 1999 having exceeded the growth in loans, in these types of short-term, liquid investments.

INVESTMENT SECURITIES

Investment securities totaled $1.5 billion at March 31, 1999, an increase of $107.2 million, or 7.7%, from the December 31, 1998, balance of $1.4 billion. This increase resulted from excess funds that were generated by strong growth in the Company's deposits outpacing the growth in loans during the first three months of 1999, and primarily consisted of U.S. agency securities, collateralized mortgage obligations and municipal securities. The growth in the investment portfolio reflected Management's actions to increase the Company's portfolio of short-term investments in response to a significant increase in liquidity.

LOANS

Total loans, net of unearned income, at March 31, 1999, were $1.6 billion, a slight increase of $2.4 million compared to the total at December 31, 1998.

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

The allowance for loan losses totaled $47.6 million at March 31, 1999, an increase of $1.6 million, or 3.5%, compared to the $46.0 million balance at December 31, 1998. This increase was due to $8.0 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $6.4 million for the first three months of 1999.

The Company incurred $8.1 million in gross charge-offs and had $1.7 million in recoveries during the first three months of 1999. The gross charge-offs were not concentrated in any particular niche and included $1.4 million and $0.9 million in charge-offs related to the Company's bridge and QuickStart portfolios, respectively. The Company's QuickStart product is based in large part on an analysis that indicates that almost all venture capital-backed clients that receive a first round of equity infusion from a venture capitalist will receive a second round. The analysis indicated that the second round typically occurred 18 months after the first round. Hence, proceeds from the second round could be used to pay off the 18 month term loan offered under the QuickStart product. However, the second round has been occurring much sooner than expected and the additional cash infusion has occasionally been depleted before 18 months. The likelihood of a third round occurring is not as great as a second round, therefore the Company expects to continue to incur higher than normal charge-offs related to this product during 1999. Of the total gross charge-offs incurred during the first quarter of 1999, $3.2 million were nonperforming loans at the end of 1998. Recoveries during the first quarter of 1999 included $0.9 million related to a bridge loan charged off in the fourth quarter of 1998.

The unallocated component of the allowance for loan losses totaled $16.1 million at March 31, 1999, relatively unchanged from the unallocated balance of $16.3 million at December 31, 1998.

In general, Management believes the allowance for loan losses is adequate as of March 31, 1999. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:

                                                                                      March 31,        December 31,
                                                                                        1999              1998
(Dollars in thousands)                                                               (Unaudited)       (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
Loans past due 90 days or more                                                          $   740          $   441
Nonaccrual loans                                                                         50,993           19,444
-------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                                51,733           19,885
OREO and other foreclosed assets                                                          1,370            1,800
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                              $53,103          $21,685
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans                                          3.2%             1.2%
Nonperforming assets as a percentage of total assets                                        1.4%             0.6%

Allowance for loan losses:                                                              $47,600          $46,000
     As a percentage of total loans                                                         2.9%             2.8%
     As a percentage of nonaccrual loans                                                   93.4%           236.6%
     As a percentage of nonperforming loans                                                92.0%           231.3%

Nonperforming loans totaled $51.7 million, or 3.2% of total loans, at March 31, 1999, an increase of $31.8 million, or 160.2%, from the prior year-end total of $19.9 million, or 1.2% of total loans. The increase in nonperforming loans was primarily due to three commercial credits totaling approximately $30.0 million. The first credit, in excess of $7.0 million, is in the Company's Communications practice, and was disclosed as having a higher than normal risk of becoming nonperforming in the Company's 1998 Form 10-K. The second credit is in the Company's Healthcare Services practice, and also has a balance in excess of $7.0 million. The last credit, totaling over $15.0 million, is in the Company's Financial Services (non-technology) niche. As of March 31, 1999, Management believes each of these credits are adequately secured with collateral and the general allowance for loan losses. Therefore, although the allowance for loan losses as a percentage of nonperforming loans decreased from 231.3% at December 31, 1998 to 92.0% at March 31, 1999, the unallocated component of the allowance for loan losses remained relatively constant and additional provisions to the allowance for loan losses were not considered necessary.

In addition to the loans disclosed in the foregoing analysis, Management has identified two loans with principal amounts aggregating $11.0 million, that, on the basis of information known by Management, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

OREO and other foreclosed assets totaled a combined $1.4 million at March 31, 1999, compared to $1.8 million at December 31, 1998. The OREO and other foreclosed assets balance at March 31, 1999, consisted of one OREO property, and one other asset that was acquired through foreclosure. The OREO property, acquired by the Company prior to June 1993, consists of multiple undeveloped lots and was written down by approximately $0.3 million in the first quarter of 1999. The other asset acquired through foreclosure, which totaled $1.0 million at

March 31, 1999, consists of a favorable leasehold right under a master lease which the Company acquired upon foreclosure of a loan during the third quarter of 1997.

DEPOSITS

Total deposits were $3.7 billion at March 31, 1999, an increase of $384.5 million, or 11.8%, from the prior year-end total of $3.3 billion. A significant portion of the increase in deposits during the first three months of 1999 was concentrated in the Company's highest-rate paying deposit product, its bonus money market deposit product, which increased $273.4 million, or 14.9%, to a total of $2.1 billion at the end of the first quarter of 1999. This increase was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community, and by growth during the first quarter of 1999 in the number of clients served by the Company.

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

The Company, following an initial awareness phase, is utilizing a three-phase plan for achieving Year 2000 readiness. The Assessment Phase was intended to determine which computers, operating systems and applications require remediation and prioritizing those remediation efforts by identifying mission critical systems. The Assessment Phase has been completed except for the on-going assessment of new systems. The Remediation and Testing Phase addressed the correction or replacement of any non-compliant hardware and software related to the mission critical systems and testing of those systems. Since most of the Bank's information technology systems are off-the-shelf software, remediation efforts have focused on obtaining Year 2000 compliant application upgrades. The Bank's core banking system, which runs loans, deposits and the general ledger, has been upgraded to the Year 2000 compliant version and has been forward date tested and Year 2000 certified by the Bank. The Year 2000 releases for all of the Bank's other internal mission critical systems have also been received, forward date tested and certified. Furthermore, testing of mission critical service providers, has been substantially completed as of March 31, 1999. During the final phase, the Implementation Phase, remediated and validated code will be tested in interfaces with customers, business partners, government institutions, and others. It is anticipated that all mission critical testing will be complete and implementation of mission critical systems will be substantially completed by June 30, 1999.

The Company may be impacted by the Year 2000 compliance issues of governmental agencies, businesses and other entities who provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors, customers, and business partners, whose financial condition or operational capability is significant to the Company. Therefore, the Company's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties, and governmental entities. In addition to assessing the readiness of these external parties, the Company is developing contingency plans which will include plans to recover operations and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact the Company's ability to perform certain functions. These contingency plans are currently being developed and are expected to be substantially completed and tested by June 30, 1999.

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

The Company currently estimates that its total cost for the Year 2000 project will approximate $3.0 million. During the first quarter of 1999, the Company incurred $0.8 million, bringing the total incurred in 1998 and 1999 for charges related to its Year 2000 remediation effort to $2.3 million. The Company expects to incur approximately $0.7 million during the remainder of 1999. Charges include the cost of external consulting and the cost of accelerated replacement of hardware, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff will have a material impact on its financial condition or results of operations.

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

MARKET RISK MANAGEMENT

Interest rate risk is the most significant market risk impacting the Company. The Company's monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from the Company's assets, liabilities and off-balance sheet items, defined as the Company's market value of portfolio equity (MVPE). See the Company's 1998 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 1998. There have been no changes in the assumptions used by the Company in monitoring interest rate risk as of March 31, 1999. Other types of market risk affecting the Company in the normal course of its business activities include foreign currency exchange risk and equity price risk. The impact on the Company, resulting from these other two types of market risks, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

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

Bank policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At March 31, 1999, the Bank's ratio of liquid assets to total deposits was 54.1%. This ratio is well in excess of the Bank's minimum policy guidelines and is higher than the comparable ratio of 52.5% as of December 31, 1998. In addition to monitoring the level of liquid assets relative to total deposits, the Bank also utilizes other policy measures in its liquidity management activities. As of March 31, 1999, the Bank was in compliance with all of these policy measures.

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

Shareholders' equity totaled $223.3 million at March 31, 1999, an increase of $7.4 million from the $215.9 million balance at December 31, 1998. This increase primarily resulted from net income of $7.8 million for the three months ended March 31, 1999.

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

The Company's and the Bank's risk-based capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of March 31, 1999, and December 31, 1998. Capital ratios for the Company are set forth below:

                                                                       March 31,                    December 31,
                                                                         1999                           1998
                                                                      (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Total risk-based capital ratio                                           12.2%                         11.5%
Tier 1 risk-based capital ratio                                          11.0%                         10.3%
Tier 1 leverage ratio                                                     7.2%                          7.6%
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

The improvement in the Company's total risk-based capital ratio and Tier 1 risk-based capital ratio from December 31, 1998, to March 31, 1999, was attributable to an increase in Tier 1 capital and an increase in the Company's investments in low or zero risk-weighted assets. The increase in Tier 1 capital resulted from the aforementioned net income for the first quarter of 1999. The decrease in the Tier 1 leverage ratio from December 31, 1998, to March 31, 1999, was primarily attributable to an increase in average total assets due to strong growth in deposits during the first quarter of 1999.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at March 31, 1999, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:
       ---------

       27.1  Financial Data Schedule.

(b)    Reports on Form 8-K:
       --------------------

       No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SILICON VALLEY BANCSHARES


Date:  May 14, 1999                 /s/ Lydia A. Burke
                                    -------------------------------------------
                                    Lydia A. Burke
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)