Form 10-Q
period 1999-06-30
SILICON VALLEY BANCSHARES
filed 1999-08-11
CIK 719739

     As filed with the Securities and Exchange Commission on August 11, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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



         At July 31, 1999, 20,848,384 shares of the registrant's common stock ($0.001 par value) were outstanding.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    This report contains a total of 34 pages.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS                                        3

           CONSOLIDATED STATEMENTS OF INCOME                                  4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                    5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                              6

           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                 7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               12

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.    LEGAL PROCEEDINGS                                                 32

ITEM 2.    CHANGES IN SECURITIES                                             32

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   32

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               32

ITEM 5.    OTHER INFORMATION                                                 33

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  33

SIGNATURES                                                                   34

                         PART I - FINANCIAL INFORMATION

               ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,        December 31,
                                                                                      1999              1998
(Dollars in thousands, except par value)                                           (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                            $   131,250        $   123,001
Federal funds sold and securities purchased under
    agreement to resell                                                                752,664            399,202
Investment securities, at fair value                                                 1,593,836          1,397,502
Loans, net of unearned income                                                        1,576,215          1,611,921
Allowance for loan losses                                                              (56,300)           (46,000)
-----------------------------------------------------------------------------------------------------------------
Net loans                                                                            1,519,915          1,565,921
Premises and equipment                                                                  11,699             11,354
Other real estate owned                                                                   --                  664
Accrued interest receivable and other assets                                            72,062             47,808
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                       $ 4,081,426        $ 3,545,452
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Liabilities:
Noninterest-bearing demand deposits                                                $ 1,163,928        $   921,790
NOW deposits                                                                            34,898             19,978
Money market deposits                                                                2,376,407          2,185,359
Time deposits                                                                          215,741            142,626
-----------------------------------------------------------------------------------------------------------------
    Total deposits                                                                   3,790,974          3,269,753
Other liabilities                                                                       24,974             21,349
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    3,815,948          3,291,102
-----------------------------------------------------------------------------------------------------------------

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures
    (trust preferred securities)                                                        38,511             38,485

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
    none outstanding
Common stock, $0.001 par value, 60,000,000 shares authorized; 20,851,448 and
    20,711,915 shares outstanding at June 30, 1999
    and December 31, 1998, respectively                                                     21                 21
Additional paid-in capital                                                              95,875             94,108
Retained earnings                                                                      140,645            123,855
Unearned compensation                                                                   (3,357)            (4,191)
Accumulated other comprehensive income:
    Net unrealized gain/(loss) on available-for-sale investments                        (6,217)             2,072
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             226,967            215,865
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $ 4,081,426        $ 3,545,452
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------



             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                   FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                   --------------------------         ------------------------
                                                     June 30,        June 30,           June 30,      June 30,
                                                      1999            1998               1999           1998
(Dollars in thousands, except per share amounts)   (Unaudited)    (Unaudited)         (Unaudited)    (Unaudited)
----------------------------------------------------------------------------------------------------------------
Interest income:
    Loans, including fees                          $  39,527        $  33,760        $  77,059        $  64,862
    Investment securities                             22,250           16,205           41,094           30,202
    Federal funds sold and securities
      purchased under agreement to resell              6,947            4,765           12,925            9,208
----------------------------------------------------------------------------------------------------------------
Total interest income                                 68,724           54,730          131,078          104,272
----------------------------------------------------------------------------------------------------------------
Interest expense:
    Deposits                                          21,952           19,331           42,904           36,931
    Other borrowings                                    --               --               --                  3
----------------------------------------------------------------------------------------------------------------
Total interest expense                                21,952           19,331           42,904           36,934
----------------------------------------------------------------------------------------------------------------
Net interest income                                   46,772           35,399           88,174           67,338
Provision for loan losses                             10,802            4,024           18,770            9,505
----------------------------------------------------------------------------------------------------------------
Net interest income after provision
    for loan losses                                   35,970           31,375           69,404           57,833
----------------------------------------------------------------------------------------------------------------
Noninterest income:
    Letter of credit and foreign
       exchange income                                 3,474            1,631            6,143            3,342
    Disposition of client warrants                     1,688            1,834            2,510            4,274
    Deposit service charges                              677              473            1,344              846
    Investment gains/(losses)                           (374)               3             (243)             477
    Other                                                993              494            1,957              887
----------------------------------------------------------------------------------------------------------------
Total noninterest income                               6,458            4,435           11,711            9,826
----------------------------------------------------------------------------------------------------------------
Noninterest expense:
    Compensation and benefits                         15,720           12,483           30,921           24,104
    Professional services                              3,552            2,602            5,895            4,029
    Net occupancy expense                              1,569            1,067            3,038            2,058
    Business development and travel                    1,524            1,407            2,855            2,962
    Furniture and equipment                            1,402            2,691            2,790            3,731
    Trust preferred securities distributions             825              362            1,650              362
    Advertising and promotion                            734              520            1,334              910
    Postage and supplies                                 567              478            1,232              910
    Telephone                                            439              597              838            1,119
    Cost of other real estate owned                       (5)          (1,274)             268           (1,248)
    Other                                              1,470              840            2,513            1,741
----------------------------------------------------------------------------------------------------------------
Total noninterest expense                             27,797           21,773           53,334           40,678
----------------------------------------------------------------------------------------------------------------
Income before income tax expense                      14,631           14,037           27,781           26,981
Income tax expense                                     5,678            5,836           10,991           11,201
----------------------------------------------------------------------------------------------------------------
Net income                                         $   8,953        $   8,201        $  16,790        $  15,780
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Basic earnings per share                           $    0.44        $    0.40        $    0.82        $    0.78
Diluted earnings per share                         $    0.43        $    0.39        $    0.81        $    0.75
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                   --------------------------         ------------------------
                                                     June 30,        June 30,           June 30,        June 30,
                                                      1999            1998               1999            1998
(Dollars in thousands)                             (Unaudited)    (Unaudited)         (Unaudited)     (Unaudited)
----------------------------------------------------------------------------------------------------------------
Net income                                             $ 8,953        $ 8,201           $16,790          $15,780

Other comprehensive income/(loss), net of tax:
   Changes in unrealized gains/(losses) on
    available-for-sale investments:
     Unrealized holding gains/(losses) arising
       during period                                    (6,227)           422            (6,929)           2,250
     Less: Reclassification adjustment for
       gains included in net income                       (789)        (1,065)           (1,360)          (2,756)
----------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                (7,016)          (643)           (8,289)            (506)
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                   $ 1,937        $ 7,558           $ 8,501          $15,274
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          FOR THE SIX MONTHS ENDED
                                                                          ------------------------

                                                                         June 30,             June 30,
                                                                           1999                 1998
(Dollars in thousands)                                                  (Unaudited)          (Unaudited)
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                       $    16,790           $    15,780
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Provision for loan losses                                           18,770                 9,505
       Depreciation and amortization                                        1,618                   685
       Net (gain)/loss on sales of investment securities                      243                  (477)
       Net gain on sales of other real estate owned                          --                  (1,298)
       Provision for other real estate owned                                  264                  --
       Increase in accrued interest receivable                             (9,149)               (4,125)
       Increase in prepaid expenses                                          (384)                 (855)
       Increase (decrease) in unearned income                              (1,441)                  656
       Increase (decrease) in taxes payable                                (7,281)                2,928
       Other, net                                                           3,153                    54
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  22,583                22,853
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and paydowns of
       investment securities                                              682,149               703,818
     Proceeds from sales of investment securities                         539,225                94,000
     Purchases of investment securities                                (1,432,108)             (849,984)
     Net (increase) decrease in loans                                      24,908              (183,227)
     Proceeds from recoveries of charged off loans                          3,769                 1,606
     Net proceeds from sales of other real estate owned                       400                 1,298
     Purchases of premises and equipment                                   (1,963)               (3,373)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (183,620)             (235,862)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                                             521,221               434,872
       Proceeds from issuance of trust preferred securities,
       net of issuance costs                                                 --                  38,459
     Proceeds from issuance of common stock,
       net of issuance costs                                                1,527                 4,106
----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 522,748               477,437
----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                 361,711               264,428
Cash and cash equivalents at January 1,                                   522,203               426,832
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30,                                 $   883,914           $   691,260
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
     Interest paid                                                    $    42,906           $    36,295
     Income taxes paid                                                $    18,590           $     9,401
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------


             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Silicon Valley Bancshares (the "Company") and its subsidiaries conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 1998 consolidated financial statements to conform to the 1999 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the interim consolidated financial statements.

NATURE OF OPERATIONS

The Company is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Arizona, Colorado, Georgia, Illinois, Massachusetts, Oregon, Texas, Virginia, and Washington. The Bank serves emerging growth and middle-market companies in targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

CONSOLIDATION

The interim consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, the Bank, SVB Capital I and SVB Leasing Company (inactive). Intercompany accounts and transactions have been eliminated.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 1999, the results of its operations and cash flows for the three and six months ended June 30, 1999, and June 30, 1998. The December 31, 1998 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 1999 may not necessarily be indicative of the Company's operating results for the full year.

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

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $164,000 and $202,000 at June 30, 1999, and December 31, 1998, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delays the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt this statement on January 1, 2001. The Company has not yet determined the impact of its adoption on the Company's consolidated financial statements.

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

The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three and six months ended June 30, 1999 and 1998.



                                           Three Months Ended June 30,               Six Months Ended June 30,
                                                   (Unaudited)                              (Unaudited)
                                           ---------------------------               -------------------------
(Dollars and shares in thousands,          Net                Per Share              Net               Per Share
Except Per Share Amounts)                Income     Shares     Amount              Income     Shares    Amount
----------------------------------------------------------------------------------------------------------------

1999:
Basic EPS:
Income available to common
    stockholders                       $ 8,953      20,513     $   0.44            $16,790      20,500     $   0.82

Effect of Dilutive Securities:
Stock options and restricted stock        --           394          --                --           358          --
--------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common
    stockholders plus assumed
    conversions                        $ 8,953      20,907     $   0.43            $16,790      20,858     $   0.81
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

1998:
Basic EPS:
Income available to common
    stockholders                       $ 8,201      20,262     $   0.40            $15,780      20,164     $   0.78

Effect of Dilutive Securities:
Stock Options and Restricted Stock        --           738          --                --           776         --
--------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common
    stockholders plus assumed
    conversions                        $ 8,201      21,000     $   0.39            $15,780      20,940     $   0.75
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------



3.  LOANS

The detailed composition of loans, net of unearned income of $8.6 million and $10.0 million at June 30, 1999, and December 31, 1998, respectively, is presented in the following table:


                                   June 30,           December 31,
                                     1999                1998
(Dollars in thousands)            (Unaudited)
------------------------------------------------------------------
Commercial                        $1,381,357          $1,429,980
Real estate construction              80,636              74,023
Real estate term                      54,208              60,841
Consumer and other                    60,014              47,077
------------------------------------------------------------------
Total loans                       $1,576,215          $1,611,921
------------------------------------------------------------------
------------------------------------------------------------------


4.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three and six months ended June 30, 1999 and 1998 was as follows:


                                   Three Months Ended June 30,               Six Months Ended June 30,
                                           (UNAUDITED)                             (UNAUDITED)
                                   ---------------------------               -------------------------
(Dollars in thousands)               1999                1998               1999              1998
------------------------------------------------------------------------------------------------------

Beginning balance                  $ 47,600           $ 40,400           $ 46,000           $ 37,700
Provision for loan losses            10,802              4,024             18,770              9,505
Loans charged off                    (4,162)            (2,560)           (12,239)            (6,511)
Recoveries                            2,060                436              3,769              1,606
------------------------------------------------------------------------------------------------------
Balance at June 30,                $ 56,300           $ 42,300           $ 56,300           $ 42,300
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $46.7 million and $29.8 million at June 30, 1999, and June 30, 1998, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $11.2 million at June 30, 1999, and $8.7 million at June 30, 1998. Average impaired loans for the second quarter of 1999 and 1998 totaled $48.2 million and $24.3 million, respectively.

5.  REINCORPORATION

At the Annual Meeting of Shareholders, held on April 15, 1999, the shareholders of a majority of the Company's outstanding common stock approved a change in the Company's state of incorporation from California to Delaware. The reincorporation was effective April 23, 1999 and provided for 60,000,000 authorized shares of common stock with a $0.001 par value per share and for 20,000,000 authorized shares of preferred stock with a $0.001 par value per share. The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation. Such reclassifications had no effect on the results of operations or stockholders' equity.

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

Certain reclassifications have been made to the Company's 1998 consolidated financial statements to conform to the 1999 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity.

EARNINGS SUMMARY

The Company reported net income of $9.0 million, or $0.43 per diluted share, for the second quarter of 1999, compared with net income of $8.2 million, or $0.39 per diluted share, for the second quarter of 1998. Net income totaled $16.8 million, or $0.81 per diluted share, for the six months ended June 30, 1999, versus $15.8 million, or $0.75 per diluted share, for the respective 1998 period. The annualized return on average assets (ROA) was 0.9% in the second quarter of 1999 versus 1.1% in the second quarter of 1998. The annualized return on average equity (ROE) for the second quarter of 1999 was 16.0%, compared to 17.1% in the 1998 second quarter. For the first six months of 1999, ROA was 0.9% and ROE was 15.3% versus 1.2% and 17.0%, respectively, for the comparable prior year period.

The increase in net income during the three and six months ended June 30, 1999, as compared with the prior year respective periods, resulted primarily from growth in net interest income and noninterest income, partially offset by an increase in both the provision for loan losses and noninterest expense. The major components of net income and changes in these components are summarized in the following table for the three and six months ended June 30, 1999 and 1998, and are discussed in more detail below.


                                             Three Months Ended June 30,            Six Months Ended June 30,
                                                      (Unaudited)                           (Unaudited)
                                             ---------------------------            -------------------------
(Dollars in thousands)                           1999             1998                 1999            1998
---------------------------------------------------------------------------------------------------------------

Net interest income                             $46,772           $35,399              $88,174        $67,338
Provision for loan losses                        10,802             4,024               18,770          9,505
Noninterest income                                6,458             4,435               11,711          9,826
Noninterest expense                              27,797            21,773               53,334         40,678
---------------------------------------------------------------------------------------------------------------
Income before income taxes                       14,631            14,037               27,781         26,981
Income tax expense                                5,678             5,836               10,991         11,201
---------------------------------------------------------------------------------------------------------------
Net income                                     $  8,953          $  8,201              $16,790        $15,780
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

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

The following tables set forth average assets, liabilities and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three and six months ended June 30, 1999 and 1998, respectively.

-------------------------------------------------------------------------------
                       AVERAGE BALANCES, RATES AND YIELDS
-------------------------------------------------------------------------------


                                                                              For the three months ended June 30,
                                                        -------------------------------------------------------------------------
                                                                1999                                      1998
                                                             (Unaudited)                               (Unaudited)
                                             -----------------------------------------    ---------------------------------------
                                                                               Average                                    Average
                                             Average                           Yield/     Average                          Yield/
(Dollars in thousands)                       Balance         Interest           Rate      Balance         Interest          Rate
---------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Federal funds sold and
     securities purchased under
     agreement to resell (1)               $   581,544      $     6,947          4.8%   $   344,935      $     4,765        5.5%
   Investment securities:
     Taxable                                 1,433,357           20,779          5.8      1,042,159           15,529        6.0
     Non-taxable (2)                           143,961            2,263          6.3         64,066            1,040        6.5
   Loans:
     Commercial                              1,380,428           34,620         10.1      1,104,631           29,575       10.7
     Real estate construction and term         137,807            3,472         10.1        118,299            3,177       10.8
     Consumer and other                         68,662            1,435          8.4         44,396            1,008        9.1
---------------------------------------------------------------------------------------------------------------------------------
   Total loans                               1,586,897           39,527         10.0      1,267,326           33,760       10.7
---------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                3,745,759           69,516          7.4      2,718,486           55,094        8.1
---------------------------------------------------------------------------------------------------------------------------------

Cash and due from banks                        181,657                                      132,498
Allowance for loan losses                      (51,658)                                     (41,390)
Other real estate owned                            127                                          689
Other assets                                    66,078                                       52,709
---------------------------------------------------------------------------------------------------------------------------------
Total assets                               $ 3,941,963                                  $ 2,862,992
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Funding sources:
Interest-bearing liabilities:
   NOW deposits                            $    21,896               85          1.5    $    21,447              106        2.0
   Regular money market deposits               346,161            2,328          2.7        338,467            2,295        2.7
   Bonus money market deposits               2,100,758           17,587          3.4      1,403,672           15,491        4.4
   Time deposits                               188,866            1,952          4.1        127,727            1,439        4.5
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           2,657,681           21,952          3.3      1,891,313           19,331        4.1
Portion of noninterest-bearing
   funding sources                           1,088,078          827,173
---------------------------------------------------------------------------------------------------------------------------------
Total funding sources                        3,745,759           21,952          2.4      2,718,486           19,331        2.9
---------------------------------------------------------------------------------------------------------------------------------

Noninterest-bearing funding sources:
Demand deposits                                996,696                                     745,237
Other liabilities                               25,039                                      16,808
Trust preferred securities                      38,501                                      16,964
Stockholders' equity                           224,046                                     192,670
Portion used to fund
   interest-earning assets                  (1,088,078)                                   (827,173)
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
   equity                                  $ 3,941,963                                 $ 2,862,992
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Net interest income and margin                              $    47,564          5.0%                       $35,763         5.3%
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

Memorandum:  Total deposits                $ 3,654,377                                 $ 2,636,550
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


(1) Includes average interest-bearing deposits in other financial institutions of $174 and $248 for the three months ended June 30, 1999 and 1998, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1999 and 1998. The tax equivalent adjustments were $792 and $364 for the three months ended June 30, 1999 and 1998, respectively.

-------------------------------------------------------------------------------
                       AVERAGE BALANCES, RATES AND YIELDS
-------------------------------------------------------------------------------

                                                                              For the six months ended June 30,
                                             ------------------------------------------------------------------------------------
                                                                1999                                      1998
                                                             (Unaudited)                               (Unaudited)
                                             -----------------------------------------    ---------------------------------------
                                                                               Average                                    Average
                                             Average                           Yield/     Average                          Yield/
(Dollars in thousands)                       Balance         Interest           Rate      Balance         Interest          Rate
---------------------------------------------------------------------------------------------------------------------------------

Interest-earning assets:
   Federal funds sold and
     securities purchased under
     agreement to resell (1)               $   545,688      $    12,925        4.8%     $   334,672      $     9,208        5.5%
   Investment securities:
     Taxable                                 1,343,699           38,360        5.8          972,197           28,864        6.0
     Non-taxable (2)                           133,725            4,206        6.3           62,598            2,059        6.6
   Loans:
     Commercial                              1,387,052           67,544        9.8        1,071,831           57,264       10.8
     Real estate construction and term         137,953            7,040       10.3          105,949            5,703       10.9
     Consumer and other                         57,228            2,474        8.7           41,688            1,895        9.2
--------------------------------------     -----------      -----------       ----      -----------      -----------       ----
Total loans                                  1,582,233           77,058        9.8        1,219,468           64,862       10.7
--------------------------------------     -----------      -----------       ----      -----------      -----------       ----
Total interest-earning assets                3,605,345          132,549        7.4        2,588,935          104,993        8.2
--------------------------------------     -----------      -----------       ----      -----------      -----------       ----


Cash and due from banks                        167,595                                      130,256
Allowance for loan losses                      (50,538)                                     (40,382)
Other real estate owned                            365                                          689
Other assets                                    64,354                                       50,588
--------------------------------------     -----------                                  -----------
Total assets                               $ 3,787,121                                  $ 2,730,086
--------------------------------------     -----------                                  -----------
--------------------------------------     -----------                                  -----------

Funding sources:
Interest-bearing liabilities:
   NOW deposits                            $    22,119              160        1.5      $    18,306              180        2.0
   Regular money market deposits               342,250            4,578        2.7          331,846            4,466        2.7
   Bonus money market deposits               2,014,054           34,664        3.5        1,311,119           29,408        4.5
   Time deposits                               167,674            3,502        4.2          128,847            2,877        4.5
   Other borrowings                               --               --         --                110                3        6.0
--------------------------------------     -----------      -----------       ----      -----------      -----------       ----
Total interest-bearing liabilities           2,546,097           42,904        3.4        1,790,228           36,934        4.2
Portion of noninterest-bearing
   funding sources                           1,059,248          798,707
--------------------------------------     -----------      -----------       ----      -----------      -----------       ----
Total funding sources                        3,605,345           42,904        2.4        2,588,935           36,934        2.9
--------------------------------------     -----------      -----------       ----      -----------      -----------       ----

Noninterest-bearing funding sources:
Demand deposits                                956,294                                     725,683
Other liabilities                               24,724                                      18,135
Trust preferred securities                      38,494                                       8,529
Stockholders' equity                           221,512                                     187,511
Portion used to fund
   interest-earning assets                  (1,059,248)                                   (798,707)
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
   equity                                  $ 3,787,121                                  $ 2,730,086
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Net interest income and margin                              $    89,645        5.0%                      $    68,059        5.3%
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
Memorandum:  Total deposits                $ 3,502,391                                $ 2,515,801
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

(1) Includes average interest-bearing deposits in other financial institutions of $184 and $257 for the six months ended June 30, 1999 and 1998, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1999 and 1998. The tax equivalent adjustments were $1,472 and $721 for the six months ended June 30, 1999 and 1998, respectively.

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


                                                                     1999 Compared to 1998
                                               ----------------------------------------------------------------------------
                                                      Three Months Ended June               Six Months Ended June 30,
                                                           (Unaudited)                             (Unaudited)
                                               --------------------------------    ----------------------------------------
                                                        Increase (Decrease)                    Increase (Decrease)
                                                         Due to Change in                        Due to Change in
                                               --------------------------------    ----------------------------------------

(Dollars in thousands)                          Volume       Rate          Total        Volume          Rate        Total
---------------------------------------------------------------------------------------------------------------------------
Interest income:
   Federal funds sold and securities
    purchased under agreement to resell        $  2,826     $   (644)     $  2,182      $  4,997     $ (1,280)     $  3,717
   Investment securities                          6,882         (409)        6,473        12,751       (1,108)       11,643
   Loans                                          7,961       (2,194)        5,767        17,667       (5,471)       12,196
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income           17,669       (3,247)       14,422        35,415       (7,859)       27,556
---------------------------------------------------------------------------------------------------------------------------

Interest expense:
   NOW deposits                                       2          (23)          (21)           28          (48)          (20)
   Regular money market deposits                     52          (19)           33           139          (27)          112
   Bonus money market deposits                    5,836       (3,740)        2,096        12,097       (6,841)        5,256
   Time deposits                                    631         (118)          513           812         (187)          625
   Other borrowings                                --           --            --            --             (3)           (3)
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense           6,521       (3,900)        2,621        13,076       (7,106)        5,970
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net interest income     $ 11,148     $    653      $ 11,801      $ 22,339     $   (753)     $ 21,586
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Net interest income, on a fully taxable-equivalent basis, totaled $47.6 million for the second quarter of 1999, an increase of $11.8 million, or 33.0%, from the $35.8 million total for the second quarter of 1998. The increase in net interest income was the result of a $14.4 million, or 26.2%, increase in interest income, offset by a $2.6 million, or 13.6%, increase in interest expense over the comparable prior year period.

The $14.4 million increase in interest income for the second quarter of 1999, as compared to the second quarter of 1998, was the result of a $17.7 million favorable volume variance partially offset by a $3.2 million unfavorable rate variance. The favorable volume variance resulted from a $1.0 billion, or 37.8%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which increased $1.0 billion, or 38.6%, compared to the second quarter of 1998. The increase in average interest-earning assets consisted of loans, which were up $319.6 million, plus a combination of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $707.7 million, accounting for 68.9% of the total increase in average interest-earning assets.

Average loans increased $319.6 million, or 25.2%, in the second quarter of 1999 as compared to the 1998 second quarter, resulting in a $8.0 million favorable volume variance. This growth was widely distributed throughout the loan portfolio, as reflected by increased loan balances in most of the Company's technology, life sciences and special industry niche practices, in specialized lending products, and throughout the Company's loan offices located across the nation.

Average investment securities for the second quarter of 1999 increased $471.1 million, or 42.6%, as compared to the 1998 second quarter, resulting in a $6.9 million favorable volume variance. The aforementioned strong growth in average deposits exceeded the growth in average loans over the past year, and generated excess funds that were largely invested in U.S. agency securities, mortgage-backed securities and municipal securities.

Average federal funds sold and securities purchased under agreement to resell in the second quarter of 1999 increased a combined $236.6 million, or 68.6%, over the prior year second quarter, resulting in a $2.8 million favorable volume variance. This increase was also a result of the aforementioned strong growth in average deposits during the past year.

Unfavorable rate variances associated with each component of interest-earning assets in the second quarter of 1999 resulted in a decrease in interest income of $3.2 million as compared to the respective prior year period. Short-term market interest rates declined during the second half of 1998. As a result of this decline, the Company earned lower yields in the second quarter of 1999 on federal funds sold, securities purchased under agreements to resell and its investment securities, a significant portion of which were short-term in nature, resulting in a $1.1 million unfavorable rate variance as compared to the second quarter of 1998. The average yield on loans in the second quarter of 1999 decreased 70 basis points from the respective prior year period, accounting for the remaining $2.2 million of the total unfavorable rate variance. This decrease was primarily attributable to a 75 basis points decline in the average prime rate charged by the Company, as a substantial portion of the Company's loans are prime rate based. The Company increased its prime rate by 25 basis points, to 8.0%, effective July 1, 1999.

The yield on average interest-earning assets decreased 70 basis points in the second quarter of 1999 from the comparable prior year period. This decrease resulted from a decline in the average yield on loans, largely due to a decline in the Company's prime rate, as well as to a shift in the composition of average interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned strong growth in deposits which continued to outpace the growth in loans.

Total interest expense in the 1999 second quarter increased $2.6 million from the second quarter of 1998. This increase was due to an unfavorable volume variance of $6.5 million, partially offset by a favorable rate variance of $3.9 million. The unfavorable volume variance resulted from a $766.4 million, or 40.5%, increase in average interest-bearing liabilities in the second quarter of 1999 as compared with the second quarter of 1998. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $697.1 million, or 49.7%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients served by the Company.

Changes in the average rates paid on interest-bearing liabilities had a $3.9 million favorable impact on interest expense in the second quarter of 1999 as compared to the respective period in 1998. This decrease in interest expense largely resulted from a reduction in the average rate paid on the Company's bonus money market deposit product, from 4.4% in the second quarter of

1998 to 3.4% in the second quarter of 1999. The reduction during 1999, in the average rate paid on the Company's bonus money market deposit product, was largely attributable to a decline in short-term market interest rates during the second half of 1998.

The average cost of funds paid on interest-bearing liabilities decreased 50 basis points in the second quarter of 1999 versus the comparable prior year period. The decrease in the average rate paid on the Company's bonus money market deposit product more than offset the continuing shift in the composition of average interest-bearing liabilities towards a higher percentage of deposits in that product.

Net interest income, on a fully taxable-equivalent basis, totaled $89.6 million for the first half of 1999, an increase of $21.6 million, or 31.7%, from the $68.1 million total for the first half of 1998. The increase in net interest income was the result of a $27.6 million, or 26.2%, increase in interest income, offset by a $6.0 million, or 16.2%, increase in interest expense over the comparable prior year period.

The $27.6 million increase in interest income for the first half of 1999, as compared to the first half of 1998, was the result of a $35.4 million favorable volume variance partially offset by a $7.9 million unfavorable rate variance. The favorable volume variance was attributable to growth in average interest-earning assets, which increased $1.0 billion, or 39.3%, from the prior year comparable period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which increased $986.6 million, or 39.2%, compared to the first half of 1998, and consisted of increases in all components of interest-earning assets. The growth in average loans was widely distributed throughout the loan portfolio, as reflected by increased loan balances in most of the Company's technology, life sciences and special industry niche practices, in specialized lending products, and throughout the Company's loan offices located across the nation. The growth in average federal funds sold, securities purchased under agreements to resell and investment securities resulted from the aforementioned strong growth in average deposits, which exceeded the growth in average loans over the past year.

The $35.4 million favorable volume variance associated with interest-earning assets was partially offset by a $7.8 million unfavorable rate variance in the first half of 1999 as compared to the respective prior year period. This unfavorable rate variance was largely attributable to a decline in short-term market interest rates and a corresponding drop in the prime rate of 75 basis points during the second half of 1998.

The yield on average interest-earning assets decreased 80 points in the first half of 1999 as compared to the respective prior year period. This decrease resulted from a decline in the average yield on loans, largely due to a decline in the Company's prime rate, as well as to a shift in the composition of average interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreements to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned strong growth in deposits, which continued to outpace the growth in loans.

Total interest expense in the first half of 1999 increased $6.0 million from the first half of 1998 due to a $13.1 million unfavorable volume variance partially offset by a $7.1 million favorable rate variance. The unfavorable volume variance resulted from a $755.9 million, or 42.2%, increase in average interest-bearing liabilities in the first half of 1999 as compared with the first half of 1998. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $702.9 million, or 53.6%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients served by the Company. The $7.1 million favorable rate variance was largely attributable to a 100 basis points decrease in the average rate paid on the Company's bonus money market deposit product, due to a decline in short-term market interest rates during the second half of 1998.

The average cost of funds paid on interest-bearing liabilities decreased 80 basis points in the first half of 1999 versus the first half of the prior year. The decrease in the average rate paid on the Company's bonus money market deposit product more than offset the continuing shift in the composition of average interest-bearing liabilities towards a higher percentage of deposits in that product.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The Company's provision for loan losses totaled $10.8 million for the second quarter of 1999, a $6.8 million, or 168.4%, increase compared to the $4.0 million provision for the second quarter of 1998. The provision for loan losses increased $9.3 million, or 97.5%, to a total of $18.8 million for the first six months of 1999 versus $9.5 million for the comparable 1998 period. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the three and six months ended June 30, 1999 and 1998:


                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                               (Unaudited)                     (Unaudited)
                                                   ----------------------------------------------------------------
(Dollars in thousands)                                 1999            1998             1999              1998
-------------------------------------------------------------------------------------------------------------------
Letter of credit and foreign exchange income        $  3,474         $  1,631        $  6,143         $  3,342
Disposition of client warrants                         1,688            1,834           2,510            4,274
Deposit service charges                                  677              473           1,344              846
Investment gains/(losses)                               (374)               3            (243)             477
Other                                                    993              494           1,957              887
-------------------------------------------------------------------------------------------------------------------
Total noninterest income                            $  6,458         $  4,435        $ 11,711         $  9,826
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


Noninterest income increased $2.0 million, or 45.6%, to a total of $6.5 million in the second quarter of 1999 versus $4.4 million in the prior year second quarter. The increase in noninterest income was largely due to a $1.8 million increase in letter of credit fees, foreign exchange fees and other trade finance income in the 1999 second quarter as compared to the respective prior year period. Noninterest income totaled $11.7 million for the first six months of 1999, an increase of $1.9 million, or 19.2%, from the $9.8 million in the comparable 1998 period. This increase was largely due to a $2.8 million increase in letter of credit fees, foreign exchange fees and other trade finance income and a $1.1 million increase in other noninterest income, partially offset by a decrease in warrant income of $1.8 million.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $3.5 million in the second quarter of 1999, an increase of $1.8 million, or 113.0%, from the $1.6 million earned in the second quarter of 1998. For the first six months of 1999, letter of credit fees, foreign exchange fees and other trade finance income totaled $6.1 million, an increase of $2.8 million, or 83.8%, compared to the $3.3 million in the first six months of 1998. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related products and services among the Company's growing client base, a large percentage of which provide products and services in international markets.

The Company has historically obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming, and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depend upon factors beyond the control of the Company, including the general condition of the public equity markets as well as the merger and acquisition environment, and therefore cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. During the first six months of 1999, as well as throughout 1998, a significant portion of the income realized by the Company from the disposition of client warrants was offset by expenses related to the Company's efforts to build an infrastructure sufficient to support present and prospective business activities, as well as evaluate and pursue new business opportunities, and was also offset by increases to the provision for loan losses during those periods. Based on July 31, 1999 valuations, the Company had potential pre-tax warrant gains totaling over $19.7 million, of which over $16.8 million related to three clients. The Company is restricted from exercising these warrants until the third and fourth quarters of 1999, and is unable to use any type of derivative instrument to secure the current unrealized gains associated with these warrants. Hence, the amount of warrant income recognized in future periods by the Company may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these clients. As opportunities present themselves in future periods, the Company may continue to reinvest some or all of the income realized from the disposition of client warrants in furthering its business strategies.

Deposit service charges totaled $0.7 million for the three months ended June 30, 1999, an increase of $0.2 million, or 43.1%, from the $0.5 million reported in the second quarter of 1998. For the first six months of 1999 and 1998 deposit service charges totaled $1.3 million and $0.8 million, respectively. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by the Company as deposit service charges income. The increase in deposit service charges income was due to both a reduction in earnings credits resulting from a decrease in short-term money market rates during the second half of 1998 and growth in the Company's client base.

The Company realized a $0.2 million loss on investment securities during the first six months of 1999, compared to a $0.5 million gain on sales of investment securities during the first half of the prior year. All investment securities sold were classified as available-for-sale, and all sales were conducted as a normal component of the Company's asset/liability and liquidity management activities. For additional related discussion, see the Item 2 section entitled "Liquidity."

Other noninterest income largely consists of service-based fee income, and increased $0.5 million, or 101.0%, to $1.0 million in the second quarter of 1999 from $0.5 million in the second quarter of 1998. For the six months ended June 30, 1999, other noninterest income increased $1.1 million, or 120.6%, to $2.0 million from $0.9 million in the comparable 1998 period. The increase during 1999 was primarily due to a higher volume of cash management and loan documentation services related to the Company's growing client base.

NONINTEREST EXPENSE

Noninterest expense in the second quarter of 1999 totaled $27.8 million, a $6.0 million, or 27.7%, increase from the $21.8 million incurred in the comparable 1998 period. Noninterest expense totaled $53.3 million for the first six months of 1999, an increase of $12.7 million, or 31.1%, over the $40.7 million total for the comparable 1998 period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio for the 1999 second quarter was 53.6% versus 60.7% for the second quarter of 1998. The Company's efficiency ratio for the first six months of 1999 was 54.4%, versus 57.9% for the comparable 1998 period. The following table presents the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:


                                                             Three Months Ended June 30,
                                            ------------------------------------------------------------
                                                           1999                         1998
                                            ------------------------------------------------------------
                                                                Percent of                     Percent of
                                                                 Adjusted                       Adjusted
(Dollars in thousands)                         Amount            Revenues      Amount           Revenues
--------------------------------------------------------------------------------------------------------
Compensation and benefits                     $ 15,720              30.3%     $ 12,483             32.9%
Professional services                            3,552               6.8         2,602              6.8
Net occupancy expense                            1,569               3.0         1,067              2.8
Business development and travel                  1,524               2.9         1,407              3.7
Furniture and equipment                          1,402               2.7         2,691              7.1
Trust preferred securities distributions           825               1.6           362              1.0
Advertising and promotion                          734               1.4           520              1.4
Postage and supplies                               567               1.1           478              1.3
Telephone                                          439               0.8           597              1.6
Other                                            1,470               2.8           840              2.2
--------------------------------------------------------------------------------------------------------
Total excluding cost of other
    real estate owned                           27,802              53.6%       23,047             60.7%
Cost of other real estate owned                     (5)                         (1,274)
--------------------------------------------------------------------------------------------------------
Total noninterest expense                     $ 27,797                        $ 21,773
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------



                                                               Six Months Ended June 30,
                                            ------------------------------------------------------------
                                                           1999                         1998
                                            ------------------------------------------------------------
                                                                Percent of                     Percent of
                                                                 Adjusted                       Adjusted
(Dollars in thousands)                         Amount            Revenues      Amount           Revenues
--------------------------------------------------------------------------------------------------------
Compensation and benefits                     $30,921             31.7%     $24,104             33.3%
Professional services                           5,895              6.0        4,029              5.6
Net occupancy expense                           3,038              3.1        2,058              2.8
Business development and travel                 2,855              2.9        2,962              4.1
Furniture and equipment                         2,790              2.9        3,731              5.2
Trust preferred securities distributions        1,650              1.7          362              0.5
Advertising and promotion                       1,334              1.4          910              1.3
Postage and supplies                            1,232              1.3          910              1.3
Telephone                                         838              0.9        1,119              1.5
Other                                           2,513              2.6        1,741              2.4
--------------------------------------------------------------------------------------------------------
Total excluding cost of other
    real estate owned                          53,066             54.4%      41,926             57.9%
Cost of other real estate owned                   268                        (1,248)
--------------------------------------------------------------------------------------------------------
Total noninterest expense                     $53,334                     $  40,678
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


Compensation and benefits expenses totaled $15.7 million in the second quarter of 1999, a $3.2 million, or 25.9%, increase over the $12.5 million incurred in the second quarter of 1998. For the first six months of 1999, compensation and benefits expenses totaled $30.9 million, an increase of $6.8 million, or 28.3%, compared to $24.1 million for the comparable 1998 period. The increase in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent (FTE) personnel employed by the Company. Average FTE were 618 and 607 for the three and six months ended June 30, 1999 versus 501 and 488 for the respective prior year periods. The increase in FTE was primarily due to a combination of the Company's efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in the Company's FTE is likely to occur during future years as a result of the continued expansion of the Company's business activities.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and the Company's Board of Directors, totaled $3.6 million and $5.9 million for the three and six months ended June 30, 1999, an increase of $1.0 million, or 36.5%, and $1.9 million, or 46.3%, compared to $2.6 million and $4.0 million in the comparable 1998 periods. The increase in professional services expenses primarily related to an increase in consulting fees associated with several business initiatives, including the Year 2000 remediation project. The level of professional services expenses during 1999 and 1998 reflects the extensive efforts undertaken by the Company to continue to build and support its infrastructure, as well as evaluate and pursue new business opportunities. It also reflects the Company's efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where the Company believes it can achieve a combination of cost savings and increased quality of service.

Occupancy, furniture and equipment expenses totaled $3.0 million for the three months ended June 30, 1999, a decrease of $0.8 million, or 20.9%, from the $3.8 million for the three months ended June 30, 1998. This decrease resulted from the Company incurring certain non-recurring costs in connection with the expansion of its existing headquarters facility during the second quarter of 1998. Occupancy, furniture and equipment expenses totaled $5.8 million for the six months ended June 30, 1999 and 1998.

Trust preferred securities distributions totaled $0.8 million and $1.7 million for the three and six months ended June 30, 1999, an increase of $0.5 million, or 127.9%, and $1.3 million, or 355.8%, compared to $0.4 million for the comparable 1998 periods. These amounts resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years. For further discussion related to the trust preferred securities, see the Item 2 section entitled "Liquidity."

During the second quarter of 1998, the Company realized a net gain of $1.3 million in connection with a sale of an OREO property that consisted of multiple undeveloped lots.

Other noninterest expense totaled $1.5 million and $2.5 million for the three and six months ended June 30, 1999, an increase of $0.6 million, or 75.0%, and $0.8 million, or 44.3%, compared to $0.8 million and $1.7 million for the respective 1998 periods. This increase was primarily attributable to increased data processing services related to both the overall growth in the Company's business and several new business initiatives.

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

INCOME TAXES

The Company's effective tax rate was 38.8% and 39.6% for the second quarter and first half of 1999, respectively, compared to 41.6% and 41.5% for the three and six month prior year periods, respectively. The decrease in the Company's effective income tax rate was attributable to an increase in the amount of the tax-exempt interest income received by the Company.

FINANCIAL CONDITION

The Company's total assets were $4.1 billion at June 30, 1999, an increase of $536.0 million, or 15.1%, compared to $3.5 billion at December 31, 1998.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled a combined $752.7 million at June 30, 1999, an increase of $353.5 million, or 88.5%, compared to the $399.2 million outstanding at the prior year end. This increase was attributable to the Company investing excess funds, resulting from the strong growth in deposits during the first half of 1999 having exceeded the growth in loans, in these types of short-term, liquid investments.

INVESTMENT SECURITIES

Investment securities totaled $1.6 billion at June 30, 1999, an increase of $196.3 million, or 14.0%, from the December 31, 1998 balance of $1.4 billion. This increase resulted from excess funds that were generated by strong growth in the Company's deposits outpacing the growth in loans during the first half of 1999, and primarily consisted of U.S. agency securities and mortgage-backed securities. The growth in the investment portfolio reflected Management's actions to increase the Company's portfolio of short-term investments in response to a significant increase in liquidity.

The increase in short-term market interest rates at the end of the 1999 second quarter resulted in a pre-tax unrealized loss on the Company's available-for-sale fixed income securities investment portfolio of $28.0 million as of June 30, 1999. This unrealized loss was partially offset by a pre-tax unrealized gain of $17.4 million associated with equity securities, which includes the Company's warrant portfolio. Because of the high level of liquidity maintained by the Company, the Company does not anticipate having to sell fixed income investment securities and incurring material losses on sales in future periods for liquidity purposes. Additionally, the Company is restricted from exercising the warrants generating the unrealized gain associated with equity securities until the third and fourth quarters of 1999. The Company is also unable to use any type of derivative instrument to secure the current unrealized gains associated with these warrants. Hence, the amount of warrant income recognized in future periods by the Company may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these clients.

LOANS

Total loans, net of unearned income, at June 30, 1999, were $1.6 billion, a slight decrease of $35.7 million, or 2.2%, compared to the total at December 31, 1998. While the Company continues to generate new loans in most of the Company's technology, life sciences and special industry niche practices, as well as in specialized lending products, the Company's clients, primarily in the technology niche practices, have experienced high levels of liquidity attributable to the capital markets and venture capital community. This has resulted in the Company experiencing higher than normal loan paydowns and payoffs and a decrease in the overall loan balance from the prior year end.

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

Management has established an evaluation process designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the loan portfolio by segregating the allowance for loan losses into three components: "specific," "loss migration" and "general." The specific component is established by allocating a portion of the allowance for loan losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component is an unallocated portion that supplements the first two components and includes: Management's judgment of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, an evaluation of the composition of, and growth trends within, the loan portfolio, consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for loan losses, relies, to a great extent, on the judgment and experience of Management.

The allowance for loan losses totaled $56.3 million at June 30, 1999, an increase of $10.3 million, or 22.4%, compared to the $46.0 million balance at December 31, 1998. This increase was due to $18.8 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $8.5 million for the first half of 1999.

The Company incurred $4.2 million and $12.2 million in gross charge-offs during the three and six months ended June 30, 1999. The gross charge-offs in the first six months of 1999 were not concentrated in any particular niche and included $2.7 million and $1.9 million in charge-offs related to the Company's bridge and QuickStart portfolios, respectively. The Company's QuickStart product is based in large part on an analysis that indicates that almost all venture capital-backed clients that receive a first round of equity infusion from a venture capitalist will receive a second round. The analysis indicated that the second round typically occurred 18 months after the first round. Hence, proceeds from the second round could be used to pay off the 18 month term loan offered under the QuickStart product. However, the second round has been occurring much sooner than expected and the additional cash infusion has occasionally been depleted before 18 months. The likelihood of a third round occurring is not as great as a second round, therefore the Company expects to continue to incur higher than normal charge-offs related to this product during 1999. Of the total gross charge-offs incurred during the first half of 1999, $4.6 million were nonperforming loans at the end of 1998. The Company realized recoveries of $2.1 million and $3.8 million for the three and six months ended June 30, 1999, respectively.

The unallocated component of the allowance for loan losses totaled $24.7 million at June 30, 1999, an increase of $8.4 million from the unallocated balance of $16.3 million at December 31,

1998. This increase resulted from the Company making additional provisions to the allowance for loan losses during the first six months of 1999 in response to an increase in nonperforming loans.

In general, Management believes the allowance for loan losses is adequate as of June 30, 1999. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets.

The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:


                                                           June 30,       December 31,
                                                             1999             1998
(Dollars in thousands)                                    (Unaudited)      (Unaudited)
--------------------------------------------------------------------------------------
Nonperforming assets:
Loans past due 90 days or more                              $   678         $   441
Nonaccrual loans                                             46,678          19,444
--------------------------------------------------------------------------------------
Total nonperforming loans                                    47,356          19,885
OREO and other foreclosed assets                                750           1,800
--------------------------------------------------------------------------------------
Total nonperforming assets                                  $48,106         $21,685
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------

Nonperforming loans as a percentage of total loans              3.0%            1.2%
Nonperforming assets as a percentage of total assets            1.2%            0.6%

Allowance for loan losses:                                  $56,300         $46,000
     As a percentage of total loans                             3.6%            2.8%
     As a percentage of nonaccrual loans                      120.6%          236.6%
     As a percentage of nonperforming loans                   118.9%          231.3%


Nonperforming loans totaled $47.4 million, or 3.0% of total loans, at June 30, 1999, compared to $19.9 million, or 1.2% of total loans, at December 31, 1998. The increase in nonperforming loans from the prior year end was primarily due to four commercial credits, three of which were also nonperforming at the prior quarter end. The first credit totaling approximately $7.0 million, was in the Company's Communications practice, and was repaid in full during July 1999. The second credit is in the Company's Healthcare Services practice. The Company received payments on this credit totaling $2.0 million during the second quarter of 1999 and the credit had a balance of approximately $5.5 million at June 30, 1999. The third credit is in the Company's Financial Services (non-technology) niche and had a balance of approximately $15.0 million at June 30, 1999. The prior three credits had all been previously classified as nonperforming at March 31, 1999. The last credit, in excess of $8.0 million, is in the Company's Computers and Peripherals practice and was disclosed as having a higher than normal risk of becoming nonperforming in the Company's 1999 first quarter Form 10-Q. As of June 30, 1999, Management believes each of these credits is adequately secured with collateral and reserves, and that any future charge-offs associated with these loans will not have a material impact on the future net income of the Company.

In addition to the loans disclosed in the foregoing analysis, Management has identified four loans with principal amounts aggregating approximately $8.2 million, that, on the basis of information known by Management, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

OREO and other foreclosed assets totaled a combined $0.8 million at June 30, 1999, compared to $1.8 million at December 31, 1998. This decrease was primarily due to the sale of the Company's only OREO property during the second quarter of 1999. The OREO and other foreclosed assets balance at June 30, 1999, consisted of one asset which was acquired through foreclosure. This asset consists of a favorable leasehold right under a master lease which the Company acquired upon foreclosure of a loan during the third quarter of 1997.

DEPOSITS

Total deposits were 3.8 billion at June 30, 1999, an increase of $521.2 million, or 15.9%, from the prior year-end total of $3.3 billion. A significant portion of the increase in deposits during the first half of 1999 was due to increases in both the noninterest-bearing demand and money market deposit products, which increased $242.1 million, or 26.3%, and $191.0 million, or 8.7%, respectively. These increases were explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community, and by growth during the first half of 1999 in the number of clients served by the Company.

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

The Company, following an initial awareness phase, is utilizing a three-phase plan for achieving Year 2000 readiness. The Assessment Phase was intended to determine which computers, operating systems and applications require remediation and prioritizing those remediation efforts by identifying mission critical systems. The Assessment Phase has been completed except for the on-going assessment of new systems. The Remediation and Testing Phase addressed the correction or replacement of any non-compliant hardware and software related to the mission critical systems and testing of those systems. Since most of the Bank's information technology systems are off-the-shelf software, remediation efforts have focused on obtaining Year 2000 compliant application upgrades. The Bank's core banking system, which runs loans, deposits and the general ledger, has been upgraded to the Year 2000 compliant version and has been forward date tested and Year 2000 certified by the Bank. The Year 2000 releases for all of the Bank's other internal mission critical systems have also been received, forward date tested and certified. Furthermore, testing of mission critical service providers, has been completed as of June 30, 1999. During the final phase, the Implementation Phase, remediated and validated code was tested in interfaces with customers, business partners, government institutions, and others. As of June 30, 1999 all mission critical testing and implementation of mission critical systems was completed.

The Company may be impacted by the Year 2000 compliance issues of governmental agencies, businesses and other entities that provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors, customers, and business partners, whose financial condition or operational capability is significant to the Company. Therefore, the Company's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties, and governmental entities. In addition to assessing the readiness of these external parties, the Company is developing contingency plans which will include plans to recover operations and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact the Company's ability to perform certain functions. Contingency planning and testing of critical business processes was complete as of June 30, 1999.

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

The Company currently estimates that its total cost for the Year 2000 project will approximate $3.0 million. During the first half of 1999, the Company incurred $1.3 million, bringing the total incurred in 1998 and 1999 for charges related to its Year 2000 remediation effort to $2.8 expenses million. The Company expects to incur approximately $0.2 million during the remainder of 1999. Charges include the cost of external consulting and the cost of accelerated replacement of hardware, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff has or will have a material impact on its financial condition or results of operations.

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

MARKET RISK MANAGEMENT

Interest rate risk is the most significant market risk impacting the Company. The Company's monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from the Company's assets, liabilities and off-balance sheet items, defined as the Company's market value of portfolio equity (MVPE). See the Company's 1998 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 1998. There have been no changes in the assumptions used by the Company in monitoring interest rate risk, and the Company is in compliance with all interest rate risk policy guidelines as of June 30, 1999. Other types of market risk affecting the Company in the normal course of its business activities include foreign currency exchange risk and equity price risk. The impact on the Company, resulting from these other two types of market risks, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

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

Bank policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At June 30, 1999, the Bank's ratio of liquid assets to total deposits was 60.6%. This ratio is well in excess of the Bank's minimum policy guidelines and is higher than the comparable ratio of 52.5% as of December 31, 1998. In addition to monitoring the level of liquid assets relative to total deposits, the Bank also utilizes other policy measures in its liquidity management activities. As of June 30, 1999, the Bank was in compliance with all of these policy measures.

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

Stockholders' equity totaled $227.0 million at June 30, 1999, an increase of $11.1 million, or 5.1%, from the $215.9 million balance at December 31, 1998. This increase resulted from net income of $16.8 million combined with capital generated primarily through the Company's employee benefit plans of $2.6 million, offset by a decrease in the after-tax net unrealized gain on available-for-sale investments of $8.3 million from the prior year end. See "Financial Condition - Investment Securities" for additional discussion on the net unrealized loss on available-for-sale investments as of June 30, 1999.

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

The Company's and the Bank's risk-based capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of June 30, 1999, and December 31, 1998. Capital ratios for the Company are set forth below:

                                       June 30,     December 31,
                                        1999            1998
                                     (Unaudited)
-----------------------------------------------------------------
Total risk-based capital ratio           12.9%          11.5%
Tier 1 risk-based capital ratio          11.6%          10.3%
Tier 1 leverage ratio                     6.9%           7.6%
-----------------------------------------------------------------
-----------------------------------------------------------------

The improvement in the Company's total risk-based capital ratio and Tier 1 risk-based capital ratio from December 31, 1998, to June 30, 1999, was attributable to an increase in Tier 1 capital and an increase in the Company's investments in low or zero risk-weighted assets. The increase in Tier 1 capital resulted from the aforementioned net income for the first half of 1999. The decrease in the Tier 1 leverage ratio from December 31, 1998, to June 30, 1999, was primarily attributable to an increase in average total assets due to strong growth in deposits during the first half of 1999.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at June 30, 1999, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 15, 1999. Each of the persons named in the Proxy Statement as a nominee for director was elected; the change in the Company's state of incorporation was ratified; the 1999 Employee Stock Purchase Plan was ratified; and the appointment of KPMG LLP as the Company's auditors for 1999 was ratified. The following are the voting results on each of these matters:



ELECTION OF DIRECTORS                                                             IN FAVOR               WITHHELD
---------------------                                                             --------               --------

Gary K. Barr                                                                      18,215,473             321,041
James F. Burns, Jr                                                                18,215,081             321,432
John C. Dean                                                                      18,215,473             321,041
David M. deWilde                                                                  18,209,415             327,098
Stephen E. Jackson                                                                18,215,081             321,433
Daniel J. Kelleher                                                                18,211,265             325,248
James R. Porter                                                                   18,215,473             321,041
Ann R. Wells                                                                      18,211,657             324,857

OTHER MATTERS                                                                     IN FAVOR    OPPOSED   ABSTAINED
-------------                                                                     --------    -------   ---------

The change in the Company's state of incorporation from California to Delaware by means of a merger of Silicon Valley Bancshares into a wholly owned
   Delaware subsidiary of Silicon Valley Bancshares was ratified and
   approved                                                                       12,835,661   922,773      9,250

The Silicon Valley Bancshares 1999
   Employee Stock Purchase Plan was
   ratified and approved                                                          18,289,543   232,375     14,595




OTHER MATTERS                                                                     IN FAVOR     OPPOSED  ABSTAINED
-------------                                                                     --------     -------  ---------
Ratification of the appointment of
   KPMG Peat Marwick LLP as the
   Company's independent auditors
   for 1999                                                                       18,496,105    19,569     20,839


ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on March 22, 1999. Incorporated by reference to Exhibit 4.1 of the Company's report on Form 8-K filed on April 26, 1999

     3.2 Bylaws. Incorporated by reference to Exhibit 4.2 of the Company's report on Form 8-K filed on April 26, 1999

     22.1 Subsidiaries. The following are Subsidiaries of Silicon Valley Bank which have been incorporated in 1999: Silicon Valley Real Estate Investment Corporation, incorporated in Maryland; and SVB Securities, Inc., incorporated in California.

     27.1 Financial Data Schedule


(b)  REPORTS ON FORM 8-K:

         A report on Form 8-K was filed on April 26, 1999 whereby the Company gave public notice of a change in its state of incorporation from California to Delaware, as approved by the holders of a majority of the Company's outstanding common stock at the Company's Annual Meeting of Shareholders on April 15, 1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SILICON VALLEY BANCSHARES


Date:  August 11, 1999                         /s/ Christopher T. Lutes
                                               --------------------------------
                                               Christopher T. Lutes
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting Officer)