Form 10-Q
period 1999-09-30
SILICON VALLEY BANCSHARES
filed 1999-11-15
CIK 719739

    As filed with the Securities and Exchange Commission on November 15, 1999
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------
                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1999

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

         At October 31, 1999, 20,885,366 shares of the registrant's common stock ($0.001 par value) were outstanding.



------------------------------------------------------------------------------
------------------------------------------------------------------------------
                    This report contains a total of 35 pages.

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
                       PART I - FINANCIAL INFORMATION

ITEM 1.    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS                                         3

           CONSOLIDATED STATEMENTS OF INCOME                                   4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                     5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                               6

           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                  7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                12

                      PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS                                                  34

ITEM 2.    CHANGES IN SECURITIES                                              34

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    34

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                34

ITEM 5.    OTHER INFORMATION                                                  34

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   34

SIGNATURES                                                                    35


                        PART I - FINANCIAL INFORMATION

              ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                  SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                              September 30,     December 31,
                                                                  1999              1998
(Dollars in thousands, except par value)                       (Unaudited)
-------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                          $  185,577      $  123,001
Federal funds sold and securities purchased under
  agreement to resell                                               103,441         399,202
Investment securities, at fair value                              1,745,262       1,397,502
Loans, net of unearned income                                     1,661,016       1,611,921
Allowance for loan losses                                           (70,800)        (46,000)
-------------------------------------------------------------------------------------------
  Net loans                                                       1,590,216       1,565,921
Premises and equipment                                               11,059          11,354
Other real estate owned                                                   -             664
Accrued interest receivable and other assets                         86,200          47,808
-------------------------------------------------------------------------------------------
Total assets                                                     $3,721,755      $3,545,452
===========================================================================================
Liabilities and Stockholders' Equity:
Liabilities:
Noninterest-bearing demand deposits                              $1,359,017      $  921,790
NOW deposits                                                         46,977          19,978
Money market deposits                                             1,760,790       2,185,359
Time deposits                                                       238,017         142,626
-------------------------------------------------------------------------------------------
  Total deposits                                                  3,404,801       3,269,753
Other liabilities                                                    34,934          21,349
-------------------------------------------------------------------------------------------
Total liabilities                                                 3,439,735       3,291,102
-------------------------------------------------------------------------------------------

Company obligated mandatorily redeemable trust preferred
  securities of subsidiary trust holding solely junior
  subordinated debentures (trust preferred securities)               38,524          38,485

Stockholders' Equity:
Preferred stock,  $0.001 par value, 20,000,000 shares
     authorized; none outstanding
Common stock, $0.001 par value, 60,000,000 shares authorized;
     20,877,388 and  20,711,915 shares outstanding at
     September 30, 1999 and December 31, 1998, respectively              21              21
Additional paid-in capital                                           96,024          94,108
Retained earnings                                                   151,154         123,855
Unearned compensation                                                (2,734)         (4,191)
Accumulated other comprehensive income:
   Net unrealized gain/(loss) on available-for-sale investments        (969)          2,072
-------------------------------------------------------------------------------------------
Total stockholders' equity                                          243,496         215,865
-------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $3,721,755      $3,545,452
===========================================================================================

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                  For the three months ended            For the nine months ended
                                                 ------------------------------       ------------------------------
                                                 September 30,     September 30,      September 30,     September 30,
                                                    1999             1998               1999               1998
(Dollars in thousands, except per share amounts) (Unaudited)      (Unaudited)        (Unaudited)        (Unaudited)
---------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                           $41,813         $36,494            $118,872           $ 101,356
   Investment securities                            24,158          17,757              65,252              47,959
   Federal funds sold and securities
     purchased under agreement to resell             9,415           5,941              22,340              15,149
---------------------------------------------------------------------------------------------------------------------
Total interest income                               75,386          60,192             206,464             164,464
---------------------------------------------------------------------------------------------------------------------
Interest expense:
   Deposits                                         20,997          21,736              63,900              58,669
   Other borrowings                                      -               -                   -                   3
---------------------------------------------------------------------------------------------------------------------
Total interest expense                              20,997          21,736              63,900              58,672
---------------------------------------------------------------------------------------------------------------------
Net interest income                                 54,389          38,456             142,564             105,792
Provision for loan losses                           21,563          10,557              40,334              20,061
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                  32,826          27,899             102,230              85,731
---------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Letter of credit and foreign
     exchange income                                 4,304           1,795              10,448               5,137
   Disposition of client warrants                    6,177             705               8,687               4,979
   Deposit service charges                             729             432               2,073               1,277
   Client investment fees                            1,241             137               1,719                 315
   Investment gains/(losses)                             -           4,149                (243)              4,626
   Other                                               963             498               2,441               1,208
---------------------------------------------------------------------------------------------------------------------
Total noninterest income                            13,414           7,716              25,125              17,542
---------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Compensation and benefits                        18,150          10,773              49,071              34,877
   Professional services                             2,531           2,361               8,426               6,390
   Net occupancy expense                             1,713           1,394               4,750               3,451
   Business development and travel                   1,500           1,460               4,356               4,422
   Furniture and equipment                           1,368           1,320               4,159               5,051
   Trust preferred securities distributions            825             825               2,475               1,187
   Postage and supplies                                618             635               1,850               1,545
   Advertising and promotion                           474             643               1,808               1,553
   Telephone                                           522             481               1,361               1,600
   Cost of other real estate owned                       -              19                 268              (1,229)
   Other                                             2,015           1,152               4,526               2,893
---------------------------------------------------------------------------------------------------------------------
Total noninterest expense                           29,716          21,063              83,050              61,740
---------------------------------------------------------------------------------------------------------------------
Income before income tax expense                    16,524          14,552              44,305              41,533
Income tax expense                                   6,015           6,002              17,006              17,202
---------------------------------------------------------------------------------------------------------------------
Net income                                         $10,509         $ 8,550            $ 27,299            $ 24,331
=====================================================================================================================
Basic earnings per share                           $  0.51         $  0.42            $   1.33            $   1.20
Diluted earnings per share                         $  0.50         $  0.41            $   1.30            $   1.16
=====================================================================================================================

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                 For the three months ended             For the nine months ended
                                                ------------------------------       ------------------------------
                                               September 30,     September 30,      September 30,     September 30,
                                                  1999              1998               1999               1998
(Dollars in thousands)                         (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
-------------------------------------------------------------------------------------------------------------------
Net income                                       $10,509          $ 8,550              $27,299             $24,331

Other comprehensive income/(loss), net of tax:
   Changes in unrealized gains/(losses) on
     available-for-sale investments:
     Unrealized holding gains arising
       during period                               9,140            4,873                2,279               7,123
     Less: Reclassification adjustment for
       gains included in net income               (3,892)          (2,815)              (5,320)             (5,571)
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income                         5,248            2,058               (3,041)              1,552
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                             $15,757          $10,608              $24,258             $25,883
===================================================================================================================

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the nine months ended
                                                                                 --------------------------------
                                                                                September 30,       September 30,
                                                                                   1999               1998
(Dollars in thousands)                                                          (Unaudited)          (Unaudited)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                $  27,299                $   24,331
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Provision for loan losses                                                  40,334                    20,061
       Depreciation and amortization                                               2,402                     1,187
       Net (gain)/loss on sales of investment securities                             243                    (4,626)
       Net gain on sales of other real estate owned                                    -                    (1,298)
       (Increase) decrease in accrued interest receivable                         (8,286)                    1,108
       Increase in inventory                                                      (8,918)                        -
       Increase in prepaid expenses                                                 (456)                     (924)
       Increase (decrease) in unearned income                                     (1,246)                      662
       Increase (decrease) in accrued liabilities                                  3,441                      (489)
       Increase (decrease) in taxes payable                                       (3,938)                    3,926
       Other, net                                                                 (2,423)                   (1,539)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         48,452                    42,399
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and paydowns of
        investment securities                                                    819,707                 1,122,228
     Proceeds from sales of investment securities                                540,725                   453,821
     Purchases of investment securities                                       (1,713,900)               (1,489,814)
     Net increase in loans                                                       (70,340)                 (288,165)
     Proceeds from recoveries of charged off loans                                 6,958                     2,055
     Net proceeds from sales of other real estate owned                              400                     1,323
     Purchases of premises and equipment                                          (2,107)                   (6,251)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (418,557)                 (204,803)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                                                    135,047                   511,463
     Proceeds from issuance of trust preferred securities,
       net of issuance costs                                                           -                    38,472
     Proceeds from issuance of common stock,
       net of issuance costs                                                       1,873                     4,810
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        136,920                   554,745
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            (233,185)                  392,341
Cash and cash equivalents at January 1,                                          522,203                   426,832
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30,                                    $  289,018                $  819,173
==================================================================================================================
Supplemental disclosures:
     Interest paid                                                            $   63,956                $   58,528
     Income taxes paid                                                        $   29,310                $   16,306
==================================================================================================================

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

NATURE OF OPERATIONS

The Company is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in Northern and Southern California, and additionally has loan offices in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves emerging growth and middle-market companies in targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

CONSOLIDATION

The interim consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, the Bank, SVB Capital I and SVB Leasing Company (inactive). Intercompany accounts and transactions have been eliminated.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 1999, the results of its operations and cash flows for the three and nine month periods ended September 30, 1999, and September 30, 1998. The December 31, 1998 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 1999 may not necessarily be indicative of the Company's operating results for the full year.

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

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $441,000 and $202,000 at September 30, 1999, and December 31, 1998, respectively.

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

SEGMENT REPORTING

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of December 31, 1998. However, since Management views the Company as operating in only one segment, separate reporting of financial information under SFAS No. 131 is not considered necessary. Management approaches the Company's principal subsidiary, the Bank, as one business enterprise which operates in a single economic environment, since the products and services, types of customers and regulatory environment all have similar economic characteristics.

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

The following is a reconciliation of basic earnings per share (EPS) to diluted EPS for the three and nine months ended September 30, 1999 and 1998.


                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                                     (Unaudited)                            (Unaudited)
                                         --------------------------------       ---------------------------------
(Dollars and shares in thousands,           Net                 Per Share           Net                Per Share
except per share amounts)                   Income     Shares     Amount           Income     Shares     Amount
-----------------------------------------------------------------------------------------------------------------
1999:
Basic EPS:
Income available to common
    shareholders                           $10,509      20,602     $0.51           $27,299       20,535      $1.33

Effect of Dilutive Securities:
Stock options and restricted stock              -          625         -                 -          456          -
-------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common
     shareholders plus assumed
     conversions                          $10,509       21,227     $0.50           $27,229       20,991      $1.30
==================================================================================================================

1998:
Basic EPS:
Income available to common
     shareholders                         $ 8,550       20,350     $0.42           $24,331       20,227      $1.20

Effect of Dilutive Securities:
Stock options and restricted stock              -          630         -                 -          721          -
-------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common
     shareholders plus assumed
conversions                               $ 8,550       20,980     $0.41           $24,331       20,948      $1.16
===================================================================================================================

3.  LOANS

The detailed composition of loans, net of unearned income of $8.8 million and $10.0 million at September 30, 1999, and December 31, 1998, respectively, is presented in the following table:

                                                                              September 30,         December 31,
                                                                                  1999                  1998
(Dollars in thousands)                                                         (Unaudited)
------------------------------------------------------------------------------------------------------------------
Commercial                                                                      $1,443,667              $1,429,980
Real estate construction                                                            80,533                  74,023
Real estate term                                                                    71,465                  60,841
Consumer and other                                                                  65,351                  47,077
------------------------------------------------------------------------------------------------------------------
Total loans                                                                     $1,661,016              $1,611,921
==================================================================================================================

4.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three and nine months ended September 30, 1999 and 1998 was as follows:


                                     Three Months Ended September 30,            Nine Months Ended September 30,
                                              (Unaudited)                                   (Unaudited)
                                     -------------------------------             ---------------------------------
(Dollars in thousands)                  1999                   1998                 1999                 1998
-------------------------------------------------------------------------------------------------------------------
Beginning balance                      $ 56,300               $ 42,300            $ 46,000             $ 37,700
Provision for loan losses                21,563                 10,557              40,334               20,061
Loans charged off                       (10,253)               (17,406)            (22,491)             (23,916)
Recoveries                                3,190                    449               6,957                2,055
-------------------------------------------------------------------------------------------------------------------
Balance at September 30,               $ 70,800               $ 35,900            $ 70,800             $ 35,900
===================================================================================================================

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $34.0 million and $23.2 million at September 30, 1999, and September 30, 1998, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $13.3 million at September 30, 1999, and $5.9 million at September 30, 1998. Average impaired loans for the third quarters of 1999 and 1998 totaled $40.9 million and $30.2 million, respectively.

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

6. REGULATORY MATTERS

In late September 1999, the Bank entered into an informal arrangement with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions, the Bank's primary banking regulators. Under the informal arrangement (pursuant to a memorandum of understanding), the Bank has committed to maintain a Tier 1 leverage ratio of at least 7.25%; obtain the regulators' consent prior to payment of dividends; further enhance its credit monitoring and review policies and submit reports to the regulators regarding credit quality. The Federal Reserve Bank of San Francisco has directed the Company to obtain its approval before incurring debt, paying dividends, repurchasing capital stock, or entering into agreements to acquire any entities or portfolios.

The Company and the Bank believe compliance with this informal arrangement has not and will not have a material adverse impact on the business of the Bank, its clients or the Company.

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

EARNINGS SUMMARY

The Company reported net income of $10.5 million, or $0.50 per diluted share, for the third quarter of 1999, compared with net income of $8.6 million, or $0.41 per diluted share, for the third quarter of 1998. Net income totaled $27.3 million, or $1.30 per diluted share, for the nine months ended September 30, 1999, versus $24.3 million, or $1.16 per diluted share, for the comparable 1998 period. The annualized return on average assets (ROA) was 1.0% in the third quarter of 1999 versus 1.1% in the third quarter of 1998. The annualized return on average equity (ROE) for the third quarter of 1999 was 18.0%, compared to 16.6% in the 1998 third quarter. For the first nine months of 1999, ROA was 0.9% and ROE was 16.2% versus 1.1% and 16.9%, respectively, for the comparable 1998 period.

The increase in net income during the three and nine month periods ended September 30, 1999, as compared with the prior year respective periods, was attributable to increases in net interest income and noninterest income, partially offset by an increase in both the provision for loan losses and noninterest expense. The major components of net income and changes in these components are summarized in the following table for the three and nine month periods ended September 30, 1999 and 1998, and are discussed in more detail below.


                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                   (Unaudited)                            (Unaudited)
                                        --------------------------------        ------------------------------
(Dollars in thousands)                         1999              1998                  1999              1998
--------------------------------------------------------------------------------------------------------------
Net interest income                           $54,389            $38,456              $142,564         $105,792
Provision for loan losses                      21,563             10,557                40,334           20,061
Noninterest income                             13,414              7,716                25,125           17,542
Noninterest expense                            29,716             21,063                83,050           61,740
---------------------------------------------------------------------------------------------------------------
Income before income taxes                     16,524             14,552                44,305           41,533
Income tax expense                              6,015              6,002                17,006           17,202
---------------------------------------------------------------------------------------------------------------
Net income                                    $10,509            $ 8,550              $ 27,299         $ 24,331
===============================================================================================================

NET INTEREST INCOME AND MARGIN

Net interest income represents the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits, and is the principal source of revenue for the Company. Net interest margin is the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as interest expense as a percentage of average interest-earning assets.

The following tables set forth average assets, liabilities and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of the Company's net interest margin for the three and nine months ended September 30, 1999 and 1998, respectively.

-----------------------------------------------------------------------------
                       AVERAGE BALANCES, RATES AND YIELDS
-----------------------------------------------------------------------------


                                                            For the three months ended September 30,
                                           ---------------------------------------------------------------------
                                                         1999                                   1998
                                                      (Unaudited)                           (Unaudited)
                                            ------------------------------         ------------------------------
                                                                   Average                                Average
                                            Average                 Yield          Average                 Yield
(Dollars in thousands)                      Balance     Interest    Rate           Balance     Interest    Rate
-----------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Federal funds sold and
     securities purchased under
     agreement to resell (1)               $  730,271    $ 9,415     5.1%         $  423,316    $ 5,941      5.6%
   Investment securities:
     Taxable                                1,589,229     22,798     5.7           1,135,695     16,835      5.9
     Non-taxable (2)                          136,994      2,092     6.1              79,872      1,418      7.0
   Loans:
     Commercial                             1,373,122     37,193    10.7           1,194,522     31,992     10.6
     Real estate construction and term        132,975      3,310     9.9             124,789      3,394     10.8
     Consumer and other                        59,531      1,310     8.7              48,380      1,108      9.1
--------------------------------------   ---------------------------------       ----------------------------------
   Total loans                              1,565,628     41,813    10.6           1,367,691     36,494     10.6
--------------------------------------   ---------------------------------       ----------------------------------
Total interest-earning assets               4,022,122     76,118     7.5           3,006,574     60,688      8.0
--------------------------------------   ---------------------------------       ----------------------------------

Cash and due from banks                       211,045                                143,921
Allowance for loan losses                     (63,725)                               (43,295)
Other real estate owned                             -                                    681
Other assets                                   71,735                                 57,447
--------------------------------------         ------                               --------
Total assets                               $4,241,177                             $3,165,328
======================================   ============                             ==========

Funding sources:
Interest-bearing liabilities:
   NOW deposits                           $    37,776        193     2.0         $    21,742        101      1.8
   Regular money market deposits              386,360      2,546     2.6             353,241      2,434      2.7
   Bonus money market deposits              2,095,554     15,900     3.0           1,622,710     17,763      4.3
   Time deposits                              229,823      2,358     4.1             126,075      1,438      4.5
--------------------------------------   ---------------------------------       ----------------------------------
Total interest-bearing liabilities          2,749,513     20,997     3.0           2,123,768     21,736      4.1
Portion of noninterest-bearing
   funding sources                          1,272,609                                882,806
--------------------------------------   ---------------------------------       ----------------------------------
Total funding sources                       4,022,122     20,997     2.1           3,006,574     21,736      2.9
--------------------------------------   ---------------------------------       ----------------------------------

Noninterest-bearing funding sources:
   Demand deposits                          1,188,773                                773,506
   Other liabilities                           32,694                                 25,644
   Trust preferred securities (3)              38,513                                 38,460
   Stockholders' equity                       231,684                                203,950
   Portion used to fund
       interest-earning assets             (1,272,609)                              (882,806)
----------------------------------------  ------------                              ---------
Total liabilities and stockholders'
   equity                                  $4,241,177                             $3,165,328
========================================   ==========                             ==========

Net interest income and margin                           $55,121    5.4%                        $38,952      5.1%
========================================                 =======    ====                        =======      ====

Total deposits                             $3,938,286                             $2,897,274
========================================   ==========                             ==========

(1) Includes average interest-bearing deposits in other financial institutions of $227 and $232 for the three months ended September 30, 1999 and 1998, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1999 and 1998. The tax equivalent adjustments were $732 and $496 for the three months ended September 30, 1999 and 1998, respectively.

(3) The 8.25% annual distributions are recorded as a component of noninterest expense.
                                      14

--------------------------------------------------------------------------------
                                 AVERAGE BALANCES, RATES AND YIELDS
--------------------------------------------------------------------------------

                                                               For the nine months ended September 30,
                                              ----------------------------------------------------------------------
                                                           1999                                    1998
                                                        (Unaudited)                             (Unaudited)
                                              ------------------------------        --------------------------------
                                                                     Average                                Average
                                              Average                Yield/            Average              Yield/
(Dollars in thousands)                        Balance    Interest     Rate             Balance    Interest   Rate
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
   Federal funds sold and
     securities purchased under
     agreement to resell (1)               $  607,892     $ 22,340       4.9%        $  364,544   $ 15,149   5.6%
   Investment securities:
     Taxable                                1,426,444       61,158       5.7          1,027,295     45,699   5.9
     Non-taxable (2)                          134,827        6,298       6.2             68,419      3,477   6.8
   Loans:
     Commercial                             1,382,358      104,738      10.1          1,113,177     89,257  10.7
     Real estate construction and term        136,276       10,351      10.2            112,299      9,097  10.8
     Consumer and other                        58,004        3,783       8.7             43,943      3,002   9.1
----------------------------------------  ------------------------------------      -------------------------------
   Total loans                              1,576,638      118,872      10.1          1,269,419    101,356  10.7
----------------------------------------  ------------------------------------      -------------------------------
Total interest-earning assets               3,745,801      208,668       7.4          2,729,677    165,681   8.1
----------------------------------------  ------------------------------------      -------------------------------

Cash and due from banks                       182,238                                   134,861
Allowance for loan losses                     (54,982)                                  (41,364)
Other real estate owned                           242                                       686
Other assets                                   66,837                                    52,901
----------------------------------------  -----------                               -----------
Total assets                               $3,940,136                                $2,876,761
========================================   ==========                                ==========

Funding sources:
Interest-bearing liabilities:
   NOW deposits                           $    27,396          353       1.7         $   19,463        283   1.9
   Regular money market deposits              357,115        7,124       2.7            339,056      6,900   2.7
   Bonus money market deposits              2,041,519       50,564       3.3          1,416,124     47,171   4.5
   Time deposits                              188,618        5,859       4.2            127,913      4,315   4.5
   Other borrowings                                 -            -       -                   73          3   5.5
----------------------------------------  ------------------------------------      -------------------------------
Total interest-bearing liabilities          2,614,648       63,900       3.3          1,902,629     58,672   4.1
Portion of noninterest-bearing
   funding sources                          1,131,153                                   827,050
----------------------------------------  ------------------------------------      -------------------------------
Total funding sources                       3,745,801       63,900       2.3          2,729,679     58,672   2.9
----------------------------------------  ------------------------------------      -------------------------------

Noninterest-bearing funding sources:
Demand deposits                             1,034,637                                   741,798
Other liabilities                              27,410                                    20,666
Trust preferred securities (3)                 38,501                                    18,615
Stockholders' equity                          224,940                                   193,051
Portion used to fund
   interest-earning assets                 (1,131,153)                                 (827,048)
----------------------------------------  ------------                                 ---------
Total liabilities and stockholders'
   equity                                  $3,940,136                                $2,876,761
========================================   ==========                                ==========

Net interest income and margin                            $144,768       5.2%                    $ 107,009   5.2%
========================================                  ========       ====                    =========   ====

Total deposits                             $3,649,285                                $2,644,355
========================================   ==========                                ==========


(1) Includes average interest-bearing deposits in other financial institutions of $199 and $248 for the nine months ended September 30, 1999 and 1998, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1999 and 1998. The tax equivalent adjustments were $2,204 and $1,217 for the nine months ended September 30, 1999 and 1998, respectively.

(3) The 8.25% annual distributions are recorded as a component of noninterest expense.

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


                                                                     1999 Compared to 1998
                                             ----------------------------------------------------------------------
                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                                       (Unaudited)                          (Unaudited)
                                             --------------------------------      -------------------------------
                                                    Increase (Decrease)                 Increase (Decrease)
                                                     Due to Change in                    Due to Change in
                                              -------------------------------      --------------------------------
(Dollars in thousands)                         Volume       Rate      Total        Volume        Rate      Total
-------------------------------------------------------------------------------------------------------------------
Interest income:
   Federal funds sold and securities
     purchased under agreement to resell      $ 3,958    $  (484)   $ 3,474        $ 8,943  $  (1,752)   $ 7,191
   Investment securities                        7,364       (727)     6,637         20,115     (1,835)    18,280
   Loans                                        5,286         33      5,319         23,164     (5,648)    17,516
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest income         16,608     (1,178)    15,430         52,222     (9,235)    42,987
-------------------------------------------------------------------------------------------------------------------

Interest expense:
   NOW deposits                                    83          9         92            101        (31)        70
   Regular money market deposits                  218       (106)       112            361       (137)       224
   Bonus money market deposits                  3,589     (5,452)    (1,863)        15,491    (12,098)     3,393
   Time deposits                                1,064       (144)       920          1,886       (342)     1,544
   Other borrowings                                 -          -          -              -         (3)        (3)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in interest expense         4,954     (5,693)      (739)        17,839    (12,611)     5,228
-------------------------------------------------------------------------------------------------------------------
Increase in net interest income               $11,654    $ 4,515    $16,169        $34,383   $  3,376    $37,759
===================================================================================================================

Net interest income, on a fully taxable-equivalent basis, totaled $55.1 million for the third quarter of 1999, an increase of $16.2 million, or 41.5%, from the $39.0 million total for the third quarter of 1998. The increase in net interest income was the result of a $15.4 million, or 25.4%, increase in interest income, combined with a $0.7 million, or 3.4%, decrease in interest expense over the comparable prior year period.

The $15.4 million increase in interest income for the third quarter of 1999, as compared to the third quarter of 1998, was the result of a $16.6 million favorable volume variance partially offset by a $1.2 million unfavorable rate variance. The favorable volume variance resulted from a $1.0 billion, or 33.8%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which increased $1.0 billion, or 35.9%, compared to the third quarter of 1998. The increase in average interest-earning assets consisted of loans, which were up $197.9 million, plus a combination of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $817.6 million, accounting for 80.5% of the total increase in average interest-earning assets.

Average loans increased $197.9 million, or 14.5%, in the third quarter of 1999 as compared to the 1998 third quarter, resulting in a $5.3 million favorable volume variance. This growth was widely distributed throughout the loan portfolio, as reflected by increased loan balances in most of the Company's technology and life sciences and special industry niche practices, in specialized lending products, and throughout the Company's loan offices located across the nation.

Average investment securities for the third quarter of 1999 increased $510.7 million, or 42.0%, as compared to the 1998 third quarter, resulting in a $7.4 million favorable volume variance. The aforementioned strong growth in average deposits exceeded the growth in average loans over the past year, and generated excess funds that were largely invested in U.S. agency securities, mortgage-backed securities and municipal securities.

Average federal funds sold and securities purchased under agreement to resell in the third quarter of 1999 increased a combined $307.0 million, or 72.5%, over the prior year third quarter, resulting in a $4.0 million favorable volume variance. This increase was also a result of the aforementioned strong growth in average deposits during the past year.

Unfavorable rate variances associated with federal funds sold, securities purchased under agreements to resell and investment securities in the third quarter of 1999 resulted in a decrease in interest income of $1.2 million as compared to the respective prior year period. Short-term market interest rates have declined on an overall basis during the past year. As a result of this decline, the Company has earned lower yields on federal funds sold, securities purchased under agreements to resell and its investment securities, a significant portion of which were short-term in nature, resulting in this unfavorable rate variance as compared to the third quarter of 1998

The yield on average interest-earning assets decreased 50 basis points in the third quarter of 1999 from the comparable prior year period. This decrease resulted from a shift in the composition of average interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned strong growth in deposits which continued to outpace the growth in loans.

Total interest expense in the 1999 third quarter decreased $0.7 million from the third quarter of 1998. This decrease was due to a favorable rate variance of $5.7 million, partially offset by an unfavorable volume variance of $5.0 million. The unfavorable volume variance resulted from a $625.7 million, or 29.5%, increase in average interest-bearing liabilities in the third quarter of 1999 as compared with the third quarter of 1998. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $472.8 million, or 29.1%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients served by the Company.

Changes in the average rates paid on interest-bearing liabilities had a $5.0 million favorable impact on interest expense in the third quarter of 1999 as compared to the respective period in 1998. This decrease in interest expense largely resulted from a reduction in the average rate paid on the Company's bonus money market deposit product, from 4.3% in the third quarter of 1998 to 3.0% in the third quarter of 1999. The reduction during 1999, in the average rate paid on the Company's bonus money market deposit product, was largely attributable to a decline in short-term market interest rates during the second half of 1998, and to the Company lowering rates paid on the bonus money market deposit an additional 123 basis points during the third quarter of 1999.

The average cost of funds paid on average interest-bearing liabilities decreased 110 basis points in the third quarter of 1999 versus the comparable prior year period. This decrease in the average cost of funds was largely due to a decrease of 130 basis points in the average rate paid on the Company's bonus money market deposit product.

Net interest income, on a fully taxable-equivalent basis, totaled $144.8 million for the first nine months of 1999, an increase of $37.8 million, or 35.3%, from the $107.0 million total for the first nine months of 1998. The increase in net interest income was the result of a $43.0 million, or 25.9%, increase in interest income, partially offset by a $5.2 million, or 8.9%, increase in interest expense over the comparable prior year period.

The $43.0 million increase in interest income for the first nine months of 1999, as compared to the first nine months of 1998, was the result of a $52.2 million favorable volume variance partially offset by a $9.2 million unfavorable rate variance. The favorable volume variance was attributable to growth in average interest-earning assets, which increased $1.0 billion, or 37.2%, from the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in the Company's deposits, which increased $1.0 billion, or 38.0%, compared to the first nine months of 1998, and consisted of increases in all components of interest-earning assets. The growth in average loans was widely distributed throughout the loan portfolio, as reflected by increased loan balances in most of the Company's technology, life sciences and special industry niche practices, in specialized lending products, and throughout the Company's loan offices located across the nation. The growth in average federal funds sold, securities purchased under agreements to resell and investment securities resulted from the aforementioned strong growth in average deposits, which exceeded the growth in average loans over the past year.

The $52.2 million favorable volume variance associated with interest-earning assets was partially offset by a $9.2 million unfavorable rate variance in the first nine months of 1999 as compared to the respective prior year period. This unfavorable rate variance was largely attributable to a decline in short-term market interest rates and a corresponding drop in the prime rate of 75 basis points during the second half of 1998, partially offset by increases in short-term market interest rates and the prime rate of 50 basis points in the third quarter of 1999.

The yield on average interest-earning assets decreased 70 basis points in the first nine months of 1999 as compared to the respective prior year period. This decrease resulted from a decline in the average yield on loans, largely due to a reduction in the Company's prime rate during late 1998, as well as to a shift in the composition of average interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreements to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned strong growth in deposits, which continued to outpace the growth in loans.

Total interest expense in the first nine months of 1999 increased $5.2 million from the first nine months of 1998 due to a $17.8 million unfavorable volume variance partially offset by a $12.6 million favorable rate variance. The unfavorable volume variance resulted from a $712.0 million, or 37.4%, increase in average interest-bearing liabilities in the first nine months of 1999 as compared with the first nine months of 1998. This increase was largely concentrated in the Company's bonus money market deposit product, which increased $625.4 million, or 44.2%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients served by the Company. The $12.6 million favorable rate variance was largely attributable to a 120 basis points decrease in the average rate paid on the Company's bonus money market deposit product, due to a decline in short-term market interest rates during the second half of 1998 combined with the Company lowering the rates paid on the bonus money market deposit product an additional 123 basis points during the third quarter of 1999.

The average cost of funds paid on interest-bearing liabilities decreased 80 basis points in the first nine months of 1999 versus the first nine months of the prior year. The decrease in the average cost of funds was largely due to a decrease of 120 basis points in the average rate paid on the Company's bonus money market deposit product.

In an informal arrangement with the Bank's primary banking regulators (the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions) pursuant to a memorandum of understanding entered into in late September 1999, the Bank has agreed to maintain a Tier 1 leverage ratio of at least 7.25% (see "Regulatory Matters" for further discussion). By maintaining fourth quarter 1999 average assets that approximate total assets as of September 30, 1999, combined with increasing Tier 1 capital through internally generated capital (e.g., net income), the Bank's Tier 1 leverage ratio is expected to exceed 7.25% at December 31, 1999.

In recent periods, the Company's deposit growth has driven the growth of interest-earning assets. However, as part of the Company's plans to address the regulatory concerns described above, the rate paid on the Company's bonus money market deposit product was lowered by 100 basis points and higher yielding off-balance sheet private label mutual fund products were emphasized to clients. As a result, deposit balances decreased approximately $700 million during the last two weeks of September 1999 and average interest-earning assets (primarily federal funds sold) in the fourth quarter of 1999 are expected to be less than the previous quarter's total. Interest-earning assets totaled $3.5 billion at September 30, 1999, a decrease of $512.4 million, compared to $4.0 billion in average interest-earning assets for the third quarter of 1999.

The Company's net interest margin for the fourth quarter of 1999 is expected to increase over the prior quarter's percentage due to an increase in the yield on interest-earning assets (resulting from a shift in the composition of interest-earning assets due to the anticipated decline in lower-yielding federal funds sold) as well as to a decrease in the cost of funds paid on interest-bearing liabilities (due to the lowering of deposit rates in late September 1999).

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on Management's evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on Management's periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

The Company's provision for loan losses totaled $21.6 million for the third quarter of 1999, an $11.0 million, or 104.3%, increase compared to the $10.6 million provision for the third quarter of 1998. The provision for loan losses increased $20.3 million, or 101.1%, to a total of $40.3 million for the first nine months of 1999, versus $20.1 million for the comparable 1998 period.

See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the three and nine month periods ended September 30, 1999 and 1998:


                                                             Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                                (Unaudited)                    (Unaudited)
                                                         -------------------------        ----------------------
(Dollars in thousands)                                     1999             1998             1999          1998
----------------------------------------------------------------------------------------------------------------
Letter of credit and foreign exchange income             $ 4,304            $1,795         $10,448        $5,137
Disposition of client warrants                             6,177               705           8,687         4,979
Deposit service charges                                      729               432           2,073         1,277
Client investment fees                                     1,241               137           1,719           315
Investment gains (losses)                                      -             4,149            (243)        4,626
Other                                                        963               498           2,441         1,208
-------------------------------------------------------------------------------------------------------------------
Total noninterest income                                 $13,414            $7,716         $25,125       $17,542
===================================================================================================================

Noninterest income increased $5.7 million, or 73.8%, to a total of $13.4 million in the third quarter of 1999 versus $7.7 million in the prior year third quarter. Noninterest income totaled $25.1 million for the first nine months of 1999, an increase of $7.6 million, or 43.2%, from the $17.5 million recorded in the comparable 1998 period. The increase in noninterest income was largely due to increases in income from the disposition of client warrants, letter of credit fees, foreign exchange fees and other trade finance income, and client investment fees, partially offset by a decline in gains on sales of investment securities.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $4.3 million in the third quarter of 1999, an increase of $2.5 million, or 139.8%, from the $1.8 million reported in the third quarter of 1998. For the first nine months of 1999, letter of credit fees, foreign exchange fees and other trade finance income totaled $10.5 million, an increase of $5.3 million, or 103.4%, compared to the $5.1 million in the first nine months of 1998. The growth in this category of noninterest income reflects a concerted effort by Management to expand the penetration of trade finance-related products and services among the Company's growing client base, a large percentage of which provide products and services in international markets.

The Company has historically obtained rights to acquire stock (in the form of warrants) in certain clients as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques employed by the Company to mitigate the risk of a loan becoming nonperforming, and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depend upon factors beyond the control of the Company, including the general condition of the public equity markets as well as the merger and acquisition environment, and therefore cannot be predicted with any degree of accuracy and are likely to vary materially from period to period. During the first nine months of 1999, as well as throughout 1998, a significant portion of the income realized by the Company from the disposition of client warrants was offset by expenses related to the Company's efforts to build an infrastructure sufficient to support present and prospective business activities, as well as evaluate and pursue new business opportunities, and was also offset by increases to the provision for loan losses during those periods. The Company realized pre-tax income of $14.5 million from the disposition of client warrants in October 1999. Based on October 31, 1999 market valuations, the Company had additional potential pre-tax warrant gains totaling over $29.2 million, of which over $22.9 million related to four clients. The Company is restricted from exercising many of these warrants until the fourth quarter of 1999 and first quarter of 2000. Further, based on October 31, 1999 market valuations, the Company had a potential pre-tax gain on a venture capital fund investment of over $14.3 million. The Company is restricted from selling this equity instrument until the first quarter of the year 2000. Additionally, the Company is precluded from using any type of derivative instrument to secure the current unrealized gains associated with these equity instruments. Hence, the amount of income realized by the Company from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies. Furthermore, the Company may reinvest some or all of the income realized from the disposition of these equity instruments in pursuing its business strategies.

Deposit service charges totaled $0.7 million for the three months ended September 30, 1999, an increase of $0.3 million, or 68.8%, from the $0.4 million reported in the third quarter of 1998. For the first nine months of 1999 and 1998 deposit service charges totaled $2.1 million and $1.3 million, respectively. Clients compensate the Company for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized as deposit service charges income. The increase in deposit service charges income was due to both a reduction in earnings credits resulting from a decrease in short-term money market rates during the second half of 1998 and growth in the Company's client base.

Client investment fees totaled $1.2 million in the third quarter of 1999 compared to $0.1 million in the 1998 third quarter. For the nine months ended September 30, 1999, client investment fees totaled $1.7 million versus $0.3 million in the comparable 1998 period. Prior to June 1999, the Company only earned client investment fees on off-balance sheet funds that were invested by clients in investment securities such as U.S. Treasuries, U.S. agencies and commercial paper. Off-balance sheet client funds totaled $1.1 billion at December 31, 1998. Beginning in June 1999, the Company began offering off-balance sheet private label mutual fund products to clients. The Company earns approximately 35 basis points on the average balance in these products. At September 30, 1999, $3.8 billion in client funds were invested off-balance sheet, including $1.9 billion in the mutual fund products. The significant growth in the amount of off-balance sheet client funds was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients served by the Company.

The Company realized a $0.2 million loss on investment securities during the first nine months of 1999, versus a $4.6 million gain on sales of investment securities during the comparable prior year period. All investment securities sold were classified as available-for-sale, and all sales were conducted as a normal component of the Company's asset/liability and liquidity management activities. For additional related discussion, see the Item 2 section entitled "Liquidity."

Other noninterest income largely consists of service-based fee income, and increased $0.5 million, or 93.4%, to $1.0 million in the third quarter of 1999 from $0.5 million in the third quarter of 1998. For the nine month period ended September 30, 1999, other noninterest income increased $1.2 million, or 102.1%, to $2.4 million from $1.2 million in the comparable 1998 period. The increase during 1999 was primarily due to a higher volume of cash management and loan documentation services related to the Company's growing client base.

NONINTEREST EXPENSE

Noninterest expense in the third quarter of 1999 totaled $29.7 million, an $8.7 million, or 41.1%, increase from the $21.1 million incurred in the comparable 1998 period. Noninterest expense totaled $83.1 million for the first nine months of 1999, an increase of $21.3 million, or 34.5%, over the $61.7 million total for the comparable 1998 period. Management closely monitors the level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. The Company's efficiency ratio for the 1999 third quarter was 48.2% versus 50.9% for the third quarter of 1998. The Company's efficiency ratio for the first nine months of 1999 was 52.0% versus 55.4% for the comparable 1998 period. The following tables present the detail of noninterest expense and the incremental contribution of each line item to the Company's efficiency ratio:


                                                                 Three Months Ended September 30,
                                                                             (Unaudited)
                                                   ----------------------------------------------------------------
                                                             1999                                   1998
                                                   -------------------------          -----------------------------
                                                                  Percent of                         Percent of
                                                                   Adjusted                           Adjusted
(Dollars in thousands)                              Amount         Revenues            Amount         Revenues
-------------------------------------------------------------------------------------------------------------------
Compensation and benefits                            $18,150         29.5%              $10,773         26.1%
Professional services                                  2,531          4.1                 2,361          5.7
Net occupancy expense                                  1,713          2.8                 1,394          3.4
Business development and travel                        1,500          2.4                 1,460          3.5
Furniture and equipment                                1,368          2.2                 1,320          3.2
Trust preferred securities distributions                 825          1.3                   825          2.0
Postage and supplies                                     618          1.0                   635          1.5
Telephone                                                522          0.8                   481          1.2
Advertising and promotion                                474          0.8                   643          1.6
Other                                                  2,015          3.3                 1,152          2.8
------------------------------------------------------------------------------------------------------------------
Total excluding cost of other
  real estate owned                                   29,716         48.2%               21,044         50.9%
Cost of other real estate owned                            -                                 19
------------------------------------------------------------------------------------------------------------------
Total noninterest expense                            $29,716                            $21,063
==================================================================================================================


                                                                  Nine Months Ended September 30,
                                                                             (Unaudited)
                                                   ----------------------------------------------------------------
                                                             1999                                   1998
                                                   -------------------------          -----------------------------
                                                                  Percent of                         Percent of
                                                                   Adjusted                           Adjusted
(Dollars in thousands)                              Amount         Revenues            Amount         Revenues
-------------------------------------------------------------------------------------------------------------------
Compensation and benefits                            $49,071         30.8%              $34,877         30.7%
Professional services                                  8,426          5.3                 6,390          5.6
Net occupancy expense                                  4,750          3.0                 3,451          3.0
Business development and travel                        4,356          2.7                 4,422          3.9
Furniture and equipment                                4,159          2.6                 5,051          4.4
Trust preferred securities distributions               2,475          1.6                 1,187          1.0
Postage and supplies                                   1,850          1.2                 1,545          1.4
Advertising and promotion                              1,808          1.1                 1,553          1.4
Telephone                                              1,361          0.9                 1,600          1.4
Other                                                  4,526          2.8                 2,893          2.5
------------------------------------------------------------------------------------------------------------------
Total excluding cost of other
  real estate owned                                   82,782         52.0%               62,969         55.4%
Cost of other real estate owned                          268                             (1,229)
------------------------------------------------------------------------------------------------------------------
Total noninterest expense                            $83,050                            $61,740
==================================================================================================================

Compensation and benefits expenses totaled $18.2 million in the third quarter of 1999, a $7.4 million, or 68.5%, increase over the $10.8 million incurred in the third quarter of 1998. For the first nine months of 1999, compensation and benefits expenses totaled $49.1 million, an increase of $14.2 million, or 40.7%, compared to $34.9 million for the comparable 1998 period. The increase in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent (FTE) personnel employed by the Company combined with the Company lowering its performance-based compensation in the third quarter of 1998 in response to an increase in charge-offs during that quarter. Average FTE were 641 and 623 for the three and nine month periods ended September 30, 1999, versus 537 and 504 for the respective prior year periods. The increase in FTE was primarily due to a combination of the Company's efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in the Company's FTE is likely to occur during future years as a result of the continued expansion of the Company's business activities.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and the Company's Board of Directors, totaled $2.5 million and $8.4 million for the three and nine months ended September 30, 1999, an increase of $0.2 million, or 7.2%, and $2.0 million, or 31.9%, compared to $2.4 million and $6.4 million in the comparable 1998 periods. The increase in professional services expenses primarily related to an increase in consulting fees associated with several business initiatives, including the Year 2000 remediation project. The level of professional services expenses during 1999 and 1998 reflects the extensive efforts undertaken by the Company to continue to build and support its infrastructure, as well as evaluate and pursue new business opportunities. It also reflects the Company's efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where the Company believes it can achieve a combination of cost savings and increased quality of service.

Occupancy, furniture and equipment expenses totaled $3.1 million and $8.9 million for the three and nine months ended September 30, 1999, an increase of $0.4 million, or 13.5%, and $0.4 million, or 4.8%, from the $2.7 million and $8.5 million for the three and nine months ended September 30, 1998, respectively. The increase in occupancy, furniture and equipment expenses in 1999 as compared to 1998, was primarily the result of the Company's continued geographic expansion to develop and support new markets.

Trust preferred securities distributions totaled $0.8 million for the three months ended September 30, 1999 and 1998. For the first nine months of 1999, trust preferred securities distributions totaled $2.5 million, an increase of $1.3 million, or 108.5%, compared to $1.2 million for the comparable 1998 period. These distributions resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.

During the second quarter of 1998, the Company realized a net gain of $1.3 million in connection with a sale of an OREO property that consisted of multiple undeveloped lots.

Other noninterest expense totaled $2.0 million and $4.5 million for the three and nine months ended September 30, 1999, an increase of $0.9 million, or 74.9%, and $1.6 million, or 56.5%, compared to $1.2 million and $2.9 million for the respective 1998 periods. This increase was primarily attributable to increased data processing services related to both the overall growth in the Company's business and several new business initiatives.

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

INCOME TAXES

The Company's effective tax rate was 36.4% and 38.4% for the third quarter and first nine months of 1999, compared to 41.3% and 41.4% in the three and nine month prior year periods, respectively. The decrease in the Company's effective income tax rate was principally attributable to an increase in the amount of the tax exempt interest income received by the Company, as well as to a change in the Company's multi-state income tax rate.

FINANCIAL CONDITION

The Company's total assets were $3.7 billion at September 30, 1999, an increase of $176.3 million, or 5.0%, compared to $3.5 billion at December 31, 1998.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled a combined $103.4 million at September 30, 1999, a decrease of $295.8 million, or 74.1%, compared to the $399.2 million outstanding at the prior year end. This decrease was attributable to a decrease in the Company's deposits of approximately $700.0 million during the last two weeks of September 1999. See "Financial Condition - Deposits" for further discussion.

INVESTMENT SECURITIES

Investment securities totaled $1.7 billion at September 30, 1999, an increase of $347.8 million, or 24.9%, from the December 31, 1998 balance of $1.4 billion. This increase resulted from excess funds that were generated by growth in the Company's deposits outpacing the growth in loans during the first nine months of 1999, and primarily consisted of U.S. agency securities and mortgage-backed securities.

The increase in short-term market interest rates during the first nine months of 1999 resulted in a pre-tax unrealized loss on the Company's available-for-sale fixed income securities investment portfolio of $31.5 million as of September 30, 1999. This unrealized loss was offset by a pre-tax unrealized gain of $30.5 million associated with equity securities, which includes the Company's warrant portfolio and venture capital fund investments. Because of the level of liquidity maintained by the Company, the Company does not anticipate having to sell fixed income investment securities and incurring material losses on sales in future periods for liquidity purposes. Additionally, the Company is restricted from exercising many of the warrants until the fourth quarter of 1999 and first quarter of 2000. The Company is also precluded from using any type of derivative instrument to secure the current unrealized gains associated with these equity instruments. Hence, the amount of income recognized in future periods by the Company from the disposition of these equity instruments may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

LOANS

Total loans, net of unearned income, at September 30, 1999, were $1.7 billion, a $49.1 million, or 3.0%, increase compared to the $1.6 billion total at December 31, 1998. While the Company continues to generate new loans in most of the Company's technology, life sciences and special industry niche practices, as well as in specialized lending products, the Company's clients, primarily in the technology niche practices, have experienced high levels of liquidity attributable to the capital markets and venture capital community. Consequently, the Company has experienced higher than normal loan paydowns and payoffs, which has caused total loans to remain relatively unchanged between September 30, 1999 and the prior year end.

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

The allowance for loan losses totaled $70.8 million at September 30, 1999, an increase of $24.8 million, or 53.9%, compared to the $46.0 million balance at December 31, 1998. This increase was due to $40.3 million in additional provisions to the allowance for loan losses, partially offset by $15.5 million of net charge-offs for the nine months ended September 30, 1999. The $40.3 million in loan loss provisions during the first nine months of 1999 was in response to a recent trend of increased quarterly gross charge-offs.

The Company incurred $10.3 million and $22.5 million in gross charge-offs during the three and nine months ended September 30, 1999. Gross charge-offs for the 1999 third quarter included $5.8 million related to one commercial credit, which was classified as nonperforming at June 30, 1999, in the Company's computers and peripherals niche. The Company realized recoveries of $3.2 million and $7.0 million for the three and nine months ended September 30, 1999, respectively.

Pursuant to a memorandum of understanding with the Bank's primary banking regulators, the Bank has committed to further enhance its credit monitoring and review policies and submit reports to the regulators regarding credit quality.

Management believes the allowance for loan losses is adequate as of September 30, 1999. However, future changes in circumstances, economic conditions or other factors could cause Management to increase or decrease the allowance for loan losses as deemed necessary.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:


                                                                               September 30,         December 31,
                                                                                   1999                  1998
(Dollars in thousands)                                                          (Unaudited)           (Unaudited)
-----------------------------------------------------------------------------------------------------------------
Nonperforming assets:
Loans past due 90 days or more                                                     $ 1,553              $    441
Nonaccrual loans                                                                    33,959                19,444
-----------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                           35,512                19,885
OREO and other foreclosed assets                                                       694                 1,800
-----------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                         $36,206               $21,685
=================================================================================================================

Nonperforming loans as a percentage of total loans                                    2.1%                   1.2%
Nonperforming assets as a percentage of total assets                                  1.0%                   0.6%

Allowance for loan losses:                                                         $70,800               $46,000
     As a percentage of total loans                                                   4.2%                   2.8%
     As a percentage of nonaccrual loans                                            208.5%                 236.6%
     As a percentage of nonperforming loans                                         199.4%                 231.3%


Nonperforming loans totaled $35.5 million, or 2.1% of total loans, at September 30, 1999, compared to $19.9 million, or 1.2% of total loans, at December 31, 1998. The increase in nonperforming loans from the prior year end was primarily due to one credit in the Company's Financial Services (non-technology) niche which had a balance of approximately $15.0 million at September 30, 1999. This credit had been previously classified as nonperforming at March 31, 1999. As of September 30, 1999, Management believes this credit is adequately secured with collateral and reserves, and that any future charge-offs associated with this loan will not have a material impact on the future net income of the Company.

In addition to the loans disclosed in the foregoing analysis, Management has identified three loans with principal amounts aggregating approximately $14.2 million, that, on the basis of information known by Management, were judged to have a higher than normal risk of becoming nonperforming. The Company is not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

OREO and other foreclosed assets totaled a combined $0.7 million at September 30, 1999, a $1.1 million decrease from the $1.8 million balance at December 31, 1998. This decrease was primarily due to the sale of the Company's only OREO property during the second quarter of 1999. The OREO and other foreclosed assets balance at September 30, 1999, consisted of one asset which was acquired through foreclosure. This asset consists of a favorable leasehold right under a master lease which the Company acquired upon foreclosure of a loan during the third quarter of 1997.

DEPOSITS

Total deposits were $3.4 billion at September 30, 1999, an increase of $135.0 million, or 4.1%, from the prior year-end total of $3.3 billion. A significant portion of the increase in deposits during the first nine months of 1999 was concentrated in the noninterest-bearing demand deposit product, which increased $437.2 million, or 47.4%, to a total of $1.4 billion at the end of the September 30, 1999. This increase was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community, and by growth during the first nine months of 1999 in the number of clients served by the Company.

Despite the high levels of client liquidity, the Company's money market deposits decreased $424.6 million from December 31, 1998, and decreased $615.6 million from June 30, 1999. The decrease in money market deposits was the result of the Company lowering bonus money market deposit rates 123 basis points during the third quarter of 1999 and also emphasizing higher-yielding off-balance sheet private label mutual fund products to clients in order to lower total assets thereby increasing the Tier 1 leverage ratio (see "Regulatory Matters" for further discussion).

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

The Company, following an initial awareness phase, is utilizing a three-phase plan for achieving Year 2000 readiness. The Assessment Phase was intended to determine which computers, operating systems and applications require remediation and prioritizing those remediation efforts by identifying mission critical systems. The Assessment Phase has been completed except for the on-going assessment of new systems. The Remediation and Testing Phase addressed the correction or replacement of any non-compliant hardware and software related to the mission critical systems and testing of those systems. Since most of the Bank's information technology systems are off-the-shelf software, remediation efforts have focused on obtaining Year 2000 compliant application upgrades. The Bank's core banking system, which runs loans, deposits and the general ledger, has been upgraded to the Year 2000 compliant version and has been forward date tested and Year 2000 certified by the Bank. The Year 2000 releases for all of the Bank's other internal mission critical systems have also been received, forward date tested and certified. Furthermore, testing of mission critical service providers, has been completed as of June 30, 1999. During the final phase, the Implementation Phase, remediated and validated code was tested in interfaces with customers, business partners, government institutions, and others. As of June 30, 1999 all mission critical testing and implementation of mission critical systems into the production environment was completed.
June 30, 1999, marked the final FFIEC milestone.

Although the Company has attempted to make every effort to be prepared for the century date change, it may be affected by the Year 2000 compliance issues of governmental agencies, businesses and other entities that provide data to, or receive data from, the Company, and by entities, such as borrowers, vendors, customers, and business partners, whose financial condition or operational capability is significant to the Company. Therefore, the Company's Year 2000 project also includes assessing the Year 2000 readiness of certain customers, borrowers, vendors, business partners, counterparties, and governmental entities. In addition to assessing the readiness of these external parties, the Company is developing contingency plans which will include plans to recover operations and alternatives to mitigate the effects of counterparties whose own failure to properly address Year 2000 issues may adversely impact the Company's ability to perform certain functions. Contingency planning and testing of critical business processes was complete as of June 30, 1999.

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

The Company currently estimates that its total cost for the Year 2000 project will approximate $3.0 million. During the first nine months of 1999, the Company incurred $1.4 million, bringing the total incurred in 1998 and 1999 for charges related to its Year 2000 remediation effort to $2.9 million. The Company expects to incur approximately $0.1 million during the remainder of 1999. Charges include the cost of external consulting and the cost of accelerated replacement of hardware, but do not include the cost of internal staff redeployed to the Year 2000 project. The Company does not believe that the redeployment of internal staff has or will have a material impact on its financial condition or results of operations.

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

MARKET RISK MANAGEMENT

Interest rate risk is the most significant market risk impacting the Company. The Company's monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from the Company's assets, liabilities and off-balance sheet items, defined as the Company's market value of portfolio equity (MVPE). See the Company's 1998 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 1998. There have been no changes in the assumptions used by the Company in monitoring interest rate risk, and the Company is in compliance with all interest rate risk policy guidelines as of September 30, 1999. Other types of market risk affecting the Company in the normal course of its business activities include foreign currency exchange risk and equity price risk. The impact on the Company, resulting from these other two types of market risks, is deemed immaterial. The Company does not maintain a portfolio of trading securities and does not intend to engage in such activities in the immediate future.

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

Bank policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At September 30, 1999, the Bank's ratio of liquid assets to total deposits was 49.0%. This ratio is well in excess of the Bank's minimum policy guidelines and is slightly lower than the comparable ratio of 52.5% as of December 31, 1998. In addition to monitoring the level of liquid assets relative to total deposits, the Bank also utilizes other policy measures in its liquidity management activities. As of September 30, 1999, the Bank was in compliance with all of these policy measures.

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

Stockholders' equity totaled $243.5 million at September 30, 1999, an increase of $27.6 million, or 12.8%, from the $215.9 million balance at December 31, 1998. This increase resulted from net income of $27.3 million combined with capital generated primarily through the Company's employee benefit plans of $3.4 million, partially offset by a decrease in the after-tax net unrealized gain on available-for-sale investments of $3.0 million from the prior year end. See "Financial Condition - Investment Securities" for additional discussion on the net unrealized loss on available-for-sale investments as of September 30, 1999.

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

The Company's and the Bank's risk-based capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of September 30, 1999, and December 31, 1998. Capital ratios for the Company are set forth below:


                                                                     September 30,                  December 31,
                                                                         1999                           1998
                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------------
Total risk-based capital ratio                                           12.7%                         11.5%
Tier 1 risk-based capital ratio                                          11.5%                         10.3%
Tier 1 leverage ratio                                                     6.7%                          7.6%
-------------------------------------------------------------------------------------------------------------------

The improvement in the Company's total risk-based capital ratio and Tier 1 risk-based capital ratio from December 31, 1998, to September 30, 1999, was attributable to an increase in Tier 1 capital and an increase in the Company's investments in low or zero risk-weighted assets. The increase in Tier 1 capital resulted from the aforementioned net income for the first nine months of 1999. The decrease in the Tier 1 leverage ratio from December 31, 1998, to September 30, 1999, was primarily attributable to an increase in average total assets due to strong growth in deposits during the first nine months of 1999.

In an informal arrangement with the Bank's primary banking regulators (the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions) pursuant to a memorandum of understanding entered into in late September 1999, the Bank has agreed to maintain a Tier 1 leverage ratio of at least 7.25% By maintaining fourth quarter 1999 average assets that approximate total assets as of September 30, 1999, combined with increasing Tier 1 capital through internally generated capital (e.g., net income), the Bank's Tier 1 leverage ratio is expected to exceed 7.25% at December 31, 1999. The Company is also contemplating increasing Tier 1 capital through the issuance of equity instruments.

REGULATORY MATTERS

In late September 1999, the Bank entered into an informal arrangement with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions, the Bank's primary banking regulators. Under the informal arrangement (pursuant to a memorandum of understanding), the Bank has committed to maintain a Tier 1 leverage ratio of at least 7.25%; obtain the regulators' consent prior to payment of dividends; further enhance its credit monitoring and review policies and submit reports to the regulators regarding credit quality. The Federal Reserve Bank of San Francisco has directed the Company to obtain its approval before incurring debt, paying dividends, repurchasing capital stock, or entering into agreements to acquire any entities or portfolios.

The Company's and the Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of September 30, 1999. The Bank's Tier 1 leverage ratio has declined since December 31, 1998, largely the result of the rapid growth in deposits experienced by the Bank during 1999. The Bank's deposit growth in 1999 has been driven by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community, and by growth in the number of clients served by the Bank. In order to slow the growth in deposits due to the Tier 1 leverage ratio capital constraints, the Bank implemented a program during the third quarter of 1999 to emphasize off-balance sheet products to clients (e.g., mutual fund products). This has allowed the Bank to continue serving its clients' needs while restraining balance sheet growth driven by deposits.

The Bank should exceed the 7.25% Tier 1 leverage ratio by year-end 1999 by maintaining its average assets in the fourth quarter of 1999 at or near third quarter period-end levels and by increasing Tier 1 capital primarily through net income. The Company is also pursuing alternative strategies, including issuance of equity or other capital instruments, to assure that the Bank complies with the informal agreement with the regulators.

                             PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at September 30, 1999, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS:

       None.

(b)    REPORTS ON FORM 8-K:

       No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SILICON VALLEY BANCSHARES


Date:  November 15, 1999                   /s/ Donal D. Delaney
                                           ------------------------------------
                                           Donal D. Delaney
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)