Form 10-K
period 1999-12-31
SILICON VALLEY BANCSHARES
filed 2000-03-17
CIK 719739

     As filed with the Securities and Exchange Commission on March 17, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)
   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the fiscal year ended December 31, 1999
                                        OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from __________ to __________.

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

       Registrant's telephone number, including area code: (408) 654-7400

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

       Common Stock ($0.001 par value)                     Nasdaq National Market
            (Title of each class)               (Name of each exchange on which registered)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on January 31, 2000, on the Nasdaq National Market was $1,276,717,983.

    At January 31, 2000, 22,900,771 shares of the registrant's common stock ($0.001 par value) were outstanding.

                      Documents Incorporated by Reference

                                                            Parts of Form 10-K
                 Documents Incorporated                  Into Which Incorporated
-------------------------------------------------------- ------------------------
Definitive proxy statement for the Company's 2000 Annual
Meeting of Stockholders to be filed within 120 days of
the end of the fiscal year ended December 31, 1999               Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         This report contains a total of 101 pages, including exhibits.
                        The Exhibit Index is on page 87.

                               TABLE OF CONTENTS

                                                                          Page
                                                                        --------
PART I

ITEM 1.   BUSINESS....................................................      3

ITEM 2.   PROPERTIES..................................................     13

ITEM 3.   LEGAL PROCEEDINGS...........................................     13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     13

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................     14

ITEM 6.   SELECTED FINANCIAL DATA.....................................     15

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     16

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     50

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................     84

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     84

ITEM 11.  EXECUTIVE COMPENSATION......................................     84

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................     84

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     84

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................     84

                                                                           85
SIGNATURES............................................................

                                                                           87
INDEX TO EXHIBITS.....................................................

                                     PART I

ITEM 1. BUSINESS

General

    Silicon Valley Bancshares is a bank holding company incorporated in Delaware. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation. Our headquarters are located at 3003 Tasman Drive, Santa Clara, California 95054 and our telephone number is (408) 654-7400. When we refer to "Silicon Valley Bancshares," or "we" or similar words, we intend to include Silicon Valley Bancshares and its subsidiaries collectively, including Silicon Valley Bank. When we refer to "Silicon," we are referring only to Silicon Valley Bancshares.

Business Overview

    We provide innovative banking products and services to emerging growth and middle-market companies, focusing primarily on companies in the technology and life sciences industries that are backed by venture capital investors. A key component of our business strategy is to develop relationships with our clients at a very early stage, and to offer them banking products and services which meet their needs throughout their life cycle. We have cultivated strong relationships with venture capital firms, many of whom are our clients, which provide us with access to many potential banking clients.

    Our unique business strategy and focus has resulted in significant growth in recent years. Our banking operations have expanded from a single location in Santa Clara, California to a national network of 22 offices located in Arizona, California, Colorado, Georgia, Illinois, Massachusetts, Minnesota, Oregon, Pennsylvania, Texas, Virginia, and Washington.

    TECHNOLOGY AND LIFE SCIENCES NICHE

    Our technology and life sciences niche serves primarily venture capital-backed companies within a variety of technology and life sciences industries and markets throughout the United States. Because these companies' primary source of funding is equity from venture capitalists, they generally keep large cash balances in their deposit accounts with us and often do not borrow large amounts under their credit facilities. Lending to this niche typically involves working capital lines of credit, equipment financing, asset acquisition loans, and bridge financing. Our technology and life sciences niche includes the following practices.

    Our COMMUNICATIONS AND ON-LINE SERVICES practice serves companies in the networking, telecommunications and on-line services industries. The networking industry includes companies supplying the equipment and services that facilitate distributed enterprise networks such as local and wide area networks. The telecommunications industry encompasses the suppliers of equipment and services to companies and consumers for the transmission of voice, data and video. Companies included in the on-line services industry supply access, content, services, and support to individuals and businesses participating on the internet, or in other on-line activities.

    Our COMPUTERS AND PERIPHERALS practice focuses on companies that are engaged in the support and manufacturing of computers, electronic components and related peripheral products. Specific markets these companies serve include personal computers, specialty computer systems, add-in boards, printers, storage devices, networking equipment, and contract manufacturing.

    Our SEMICONDUCTORS practice serves companies involved in the design, manufacturing and marketing of integrated circuits. This includes companies involved in the manufacturing of semiconductor production equipment and semiconductors, testing and related services, electronic parts wholesaling, computer-aided design, and computer-aided manufacturing.

    Our SOFTWARE practice primarily serves companies that design integrated computer systems, provide computer programming services and develop and market commercial and industrial applications as well as prepackaged software.

    Our LIFE SCIENCES practice serves companies in the biotechnology, medical devices and health care services industries. The biotechnology industry includes companies involved in research and development of therapeutics and diagnostics for the medical and pharmaceuticals industries. The medical devices industry encompasses companies involved in the design, manufacturing and distribution of surgical instruments and medical equipment. Companies included in the health care services industry deal with patients, either in a primary care or secondary care role.

    In addition to the industry-related practices discussed above, we provide commercial lending and other financial products and services to other clients associated with the technology and life sciences industries. Through our PACIFIC RIM practice, we serve U.S.-based technology and life sciences companies that receive equity funding from Asian or Asian-based venture capital sources. Through our VENTURE CAPITAL practice, we provide venture capital firms with financing and other specialized products and services. Lastly, through our EMERGING TECHNOLOGIES practice, we target non-venture-backed technology companies in northern California, with a primary focus on the software industry.

    SPECIAL INDUSTRY NICHES

    We have always served a variety of commercial enterprises unrelated to our technology and life sciences niche. We serve these clients through several special industry niche practices. We continue to follow this strategy by identifying industries whose financial services needs we believe are underserved. The following is a brief summary of our special industry niche practices.

    Our REAL ESTATE practice makes real estate construction and term loans whose primary source of repayment is cash flow or sales proceeds from real property collateral. We focus on construction loans for residential and commercial projects, and construction and mini-permanent loans on retail, industrial and office projects in northern California.

    Our PREMIUM WINERIES practice focuses on wineries which produce select or exclusive vintages of up to 150,000 cases annually. Our lending in this niche consists of both short-term inventory loans and term loans related to vineyard acquisition and development, equipment financing and cooperage.

    Our MEDIA PRACTICE focuses on acquisition, recapitalization and plant upgrade financings of less than $10 million for radio, television, outdoor advertising, and cable television operators.

    In addition to serving the special industry niches listed above, we serve a broad array of industries in northern California through our DIVERSIFIED INDUSTRIES practice. This practice allows us to continue to evaluate potential niches by initially identifying and serving a few clients in related industries or markets.

    SPECIALIZED PRODUCTS AND SERVICES

    We offer a variety of specialized lending products and other financial products and services to clients in various stages of development. These services allow us to begin serving companies in their start-up phases, and then gradually expand the services we provide as the companies grow.

    From the time companies receive their initial funding, we seek to serve their cash management needs. Initially, we provide investment services to assist our clients with managing their short-term investments. On behalf of clients, we purchase investment securities that include U.S. Treasury securities, U.S. agency securities, commercial paper, Eurodollar deposits, and bankers' acceptances. We also offer our clients access to private label mutual fund products as an alternative to our deposit products.

    In addition, our new Internet site, eSource-TM-, provides our early stage clients with an on-line resource providing access to various services that technology and life sciences entrepreneurs require. In eSource-TM- we have formed a broad national and global network of service providers in a variety of areas important to our clients, including financial and administrative services, office set-up services, human resources, staffing services, risk management services, and industry specific research.

    As our clients conduct research and development and prepare for production, we offer equipment leasing services as well as vendor financing for many types of technology purchases, including software, hardware, maintenance, and professional services. We structure these arrangements to suit the risk profile of the client in its stage of growth.

    Once our clients enter production, many experience rapid growth and consequently require banking products which augment their cash flow. We offer factoring services, which involves purchasing clients' accounts receivable at a discount, making operating funds immediately available to the clients, and then managing the collection of these receivables.

    As our clients mature, we may offer more advanced cash management products, providing services to help our customers manage cash collections and disbursements efficiently and cost effectively. These services include wholesale lockbox services, electronic information reporting and controlled disbursement services. In addition, we also provide real estate loans, typically to finance commercial real estate to be owned and operated by our clients.

    We also assist our many clients who do business internationally by providing foreign exchange, import and export letters of credit, documentary collections, and a number of other trade finance products and services. We have been granted delegated authority by the Export-Import Bank of the U.S. and the California Export Finance Office. This enables us to provide our clients with working capital loans guaranteed by the Export-Import Bank and California Export Finance Office to finance foreign receivables and inventory intended for export, as well as to provide purchase order financing.

    If our clients experience periods when their profit performance has been interrupted or where they need greater financial flexibility, we may assist them by providing asset-based credit facilities that involve frequent monitoring of the underlying collateral, which generally consists of accounts receivable, inventory and equipment.

    For clients in the more advanced stages of growth, we pursue opportunities in mezzanine lending and will provide private equity and debt placement services, high yield debt services and mergers and acquisitions advice. We also assist our clients through investment bank referrals for public offerings, equity research, sales and trading services, asset securitizations, and fixed income services.

    For clients in all stages of their growth cycle, we focus on serving the personal banking needs of senior executives and owners of our client companies. In addition, we serve the personal banking needs of partners and senior executives of venture capital firms and other professionals whose businesses are related to our niche practices.

Supervision and Regulation

    Our operations are subject to extensive regulation by federal and state banking regulatory agencies. This regulatory framework is intended primarily to protect Silicon Valley Bank's depositors and the federal deposit insurance fund from losses and not for the benefit of our stockholders. As a bank holding company, Silicon is subject to the Federal Reserve Board's supervision and examination under the Bank Holding Company Act. Silicon Valley Bank, as a California-chartered bank and a member of the Federal Reserve System, is subject to supervision and examination by the Federal Reserve Board and the Commissioner of the California Department of Financial Institutions. The following summary describes some of the more significant laws, regulations and policies that affect our operations. It is not intended to be a complete listing of all laws that apply to us. Any change in the statutes, regulations or policies that apply to our operations may have a material effect on our business.

    MEMORANDUM OF UNDERSTANDING.

    In late September 1999, Silicon Valley Bank entered into an agreement pursuant to a memorandum of understanding with the Federal Reserve Bank of San Francisco (as the delegate for the Federal Reserve Board) and the California Department of Financial Institutions. The key feature of this arrangement was Silicon Valley Bank's commitment to maintain its Tier 1 leverage ratio--the ratio of a bank's Tier 1 capital to its total quarterly average tangible assets--at a minimum of 7.25%. This is a higher ratio than the 5% ratio usually required for a bank to be considered well-capitalized for bank regulatory purposes. Silicon Valley Bank also committed to obtain the regulators' consent before paying dividends; further enhance its credit monitoring and review policies and submit reports to the regulators regarding credit quality. The Federal Reserve Bank of San Francisco also directed Silicon to obtain its approval before paying dividends, incurring debt, repurchasing capital stock, or entering into agreements to acquire any entities or portfolios.

    During the first nine months of 1999, Silicon Valley Bank's Tier 1 leverage ratio had declined below internally established target levels, largely as a result of the rapid growth in deposits experienced by Silicon Valley Bank. Silicon Valley Bank's deposit growth in 1999 was driven by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital and emerging growth company communities, and by growth in the number of clients served by Silicon Valley Bank. In order to slow the growth in deposits due to the Tier 1 leverage ratio capital requirements, Silicon Valley Bank implemented a program during the third quarter of 1999 to market off-balance sheet products, such as mutual fund products, to clients. This allowed Silicon Valley Bank to continue serving its clients' needs while restraining balance sheet growth driven by deposits. Silicon also contributed $41.6 million of the proceeds of its common stock offering in December 1999 to the capital of Silicon Valley Bank. As a result of these measures, Silicon Valley Bank's Tier 1 leverage ratio was 7.9% at December 31, 1999, well in excess of the amount required by the regulators under the memorandum of understanding. Silicon Valley Bank believes that it was in full compliance with the capital requirements [and other provisions] of the memorandum of understanding at the end of 1999. For a more complete discussion of our regulatory capital requirements and capital levels at the end of 1999, see "Item 1. Business--Supervision and Regulation--Capital Standards Applicable to Silicon and Silicon Valley Bank" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Capital Resources."

    RECENT ADOPTION OF GRAMM-LEACH BLILEY ACT.

    On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, or GLB Act, which significantly changed the regulatory structure and oversight of the financial services industry. Effective March 12, 2000, the GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the Bank Holding Company Act to permit a qualifying bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits [qualifying] bank holding companies to acquire many types of financial firms without the prior approval of the Federal Reserve Board.

    The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial services providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were "closely related to banking." This limitation no longer applies to bank holding companies that qualify to be treated as financial holding companies. To qualify as a financial holding company, a bank holding company's subsidiary depository institutions must be well-capitalized and have at least satisfactory general, managerial and Community Reinvestment Act examination ratings. Effective March 11, 2000, a nonqualifying bank holding company becomes limited to activities that were permissible under the BHCA as of November 11, 1999. Silicon expects that it will elect financial holding company status at some point after the effective date of the financial holding company provisions of the GLB Act, although it would not currently qualify to elect to be treated as a financial holding company.

    Also effective on March 12, 2000, the GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state bank subsidiaries. It permits a national bank to underwrite, deal in and purchase state and local revenue bonds. It also allows a subsidiary of a national bank to engage in financial activities that the bank cannot, except for general insurance underwriting and real estate development and investment. In order for a subsidiary to engage in new financial activities, the national bank and its depository institution affiliates must be well capitalized, have at least satisfactory general, managerial and Community Reinvestment Act examination ratings and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks. Although Silicon Valley Bank expects to take advantage of these expanded powers at some point in the future, it does not currently qualify to do so.

    The GLB Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the GLB Act preempted state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, effective May 12, 2001, the GLB Act will remove the current blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and replaces it with a number of more limited exemptions. Thus, previously exempted banks, such as Silicon Valley Bank, may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934. The exemption that prevented bank holding companies and banks that advise mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 will also be eliminated.

    Separately, effective November 12, 2000, or such later date as adopted in implementing standards required to be enacted by May 12, 2000, the GLB Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter including its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail.

    CAPITAL STANDARDS APPLICABLE TO SILICON AND SILICON VALLEY BANK.

    SILICON

    The Federal Reserve Board has adopted minimum risk-based capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as commitments, letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, dollar amounts of assets and credit equivalent amounts of off-balance sheet items are adjusted by one of several conversion factors and/or risk adjustment percentages. The Federal Reserve Board requires bank holding companies generally to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well-capitalized) and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% (6% to be well-capitalized). The Federal Reserve Board also requires Silicon to maintain a minimum amount of Tier 1 capital to total quarterly average assets, referred to as the Tier 1 leverage ratio. For a bank holding company in the highest of the five categories used by regulators to rate banking organizations, the minimum Tier 1 leverage ratio must be 3%; for all other institutions the ratio is 4% (5% to be well-capitalized). In addition to these requirements, the Federal Reserve Board may set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. In addition, under certain circumstances, Silicon must file written notice with, and obtain approval from, the Federal Reserve Board prior to purchasing or redeeming its equity securities. See "Item 1.

Business--Supervision and Regulation--Prompt Corrective Action and Other Enforcement Mechanisms" for additional discussion of capital ratios.

    SILICON VALLEY BANK

    The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well-capitalized) and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% (6% to be well capitalized). In addition to the risk-based guidelines, federal banking regulators also require banking organizations to maintain a minimum Tier 1 leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum Tier 1 leverage ratio must be 3%; for all other institutions the ratio is 4% (5% to be well-capitalized). In addition to these uniform risk-based capital guidelines and leverage ratio requirements that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Under Silicon Valley Bank's memorandum of understanding with the Federal Reserve Board and the Commissioner of the California Department of Financial Institutions, Silicon Valley Bank is currently required to maintain a minimum Tier 1 leverage ratio of 7.25%. See "Item 1. Business--Supervision and Regulation--Memorandum of Understanding." See "Item 8. Financial Statements and Supplementary Data--Note 17 to the Consolidated Financial Statements--Regulatory Matters" for Silicon's and Silicon Valley Bank's capital ratios as of December 31, 1999.

    The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities, and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

    BANK HOLDING COMPANY REGULATION OF SILICON.

    As a registered bank holding company, Silicon and its subsidiaries are subject to the Federal Reserve Board's supervision, regulation, examination, and reporting requirements under the Bank Holding Company Act. Until Silicon qualifies to be treated as a financial holding company under the GLB Act as discussed above, Silicon must seek the prior approval of the Federal Reserve Board before acquiring ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all of the assets, of any company, including a bank or bank holding company. While financial holding companies will be permitted to acquire ownership or control of entities engaged in specified financial activities without prior approval, the existing restrictions on directly or indirectly acquiring shares of a bank were not changed by the GLB Act. In addition, until Silicon qualifies as a financial holding company, it will be generally allowed to engage, directly or indirectly, only in banking and other activities that were deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    The Federal Reserve Board requires Silicon to maintain minimum capital ratios that are discussed above. Under Federal Reserve Board regulations, a bank holding company is also required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks or to observe established guidelines with respect to the payment of dividends by bank holding companies will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

    Silicon's ability to pay cash dividends is limited by generally applicable Delaware corporation law limits. Silicon is also currently required to seek prior approval from the Federal Reserve Board before paying dividends. In addition, there are statutory and regulatory limitations on the amount of dividends which may be paid to Silicon by Silicon Valley Bank. See "Item 1. Business--Supervision and Regulation--Restrictions on Dividends" and "Memorandum of Understanding" for further discussion of current limitations on the ability of Silicon Valley Bank to pay dividends to Silicon.

    Silicon is also treated as a bank holding company under the California Financial Code. As such, Silicon and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the California Department of Financial Institutions.

    REGULATION OF SILICON VALLEY BANK.

    Silicon Valley Bank is a California-chartered bank and a member of the Federal Reserve System. It is subject to primary supervision, periodic examination and regulation by the Commissioner of the California Department of Financial Institutions, or the Commissioner, the Federal Reserve Board and the Federal Deposit Insurance Corporation. The Federal Reserve Board and the Commissioner require Silicon Valley Bank to maintain minimum capital levels that are discussed above. Both the Federal Reserve Board and the Commissioner also have broad powers and remedies available if they determine that the financial condition, capital resources, asset quality, management, earnings prospects, liquidity, sensitivity to market risk, or other aspects of Silicon Valley Bank's operations are unsatisfactory, or that Silicon Valley Bank is violating or has violated any law or regulation.

    RESTRICTIONS ON DIVIDENDS.

    As discussed above, Silicon is currently required to seek approval from the Federal Reserve Board before paying dividends. Silicon is a legal entity separate and distinct from Silicon Valley Bank. Silicon Valley Bank is subject to various [California] statutory and regulatory restrictions on its ability to pay dividends to Silicon. Under such restrictions, the amount available for payment of dividends to Silicon by Silicon Valley Bank totaled $83.6 million at December 31, 1999. Under the memorandum of understanding with the Federal Reserve Board and the Commissioner, Silicon Valley Bank has committed to obtain these regulators' consent prior to the payment of dividends. The Federal Reserve Board and the Commissioner have the authority to prohibit Silicon Valley Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that they could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, if Silicon Valley Bank fails to comply with its minimum capital requirements, its regulators could restrict its ability to pay dividends using prompt corrective action or other enforcement powers. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See "Item 8. Financial Statements and Supplementary Data--Note 17 to the Consolidated Financial Statements--Regulatory Matters" for further discussion on dividend restrictions.

    TRANSACTIONS WITH AFFILIATES.

    Silicon Valley Bank is subject to restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Silicon or other affiliates, the purchase of, or investments in, stock or other securities of Silicon or other affiliates, the taking of such securities as collateral for loans, and the purchase of assets of Silicon or other affiliates. These restrictions prevent Silicon and such other affiliates from borrowing from Silicon Valley Bank unless the loans are secured by specified amounts of collateral. Any such secured loans and investments by Silicon Valley Bank to, or in, Silicon or to, or in, any other affiliate are limited, individually, to 10% of Silicon Valley Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of Silicon Valley Bank's capital and surplus (as defined by federal regulations). California law also imposes restrictions on transactions involving Silicon and other controlling persons of Silicon Valley Bank. Additional restrictions on transactions with affiliates may be imposed on Silicon Valley Bank under the prompt corrective action provisions of federal law. See "Item 1. Business--Supervision and Regulation--Prompt Corrective Action and Other Enforcement Mechanisms" for related discussion regarding restrictions on transactions with affiliates.

    PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS.

    Federal banking agencies possess broad powers to take corrective and other supervisory action on an insured bank and its holding company. Federal laws require each federal banking agency to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

    A bank that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as critically undercapitalized unless its capital ratios actually warrant such treatment.

    In addition to measures taken under the prompt corrective action provisions, bank holding companies and insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the agency, or term of a written agreement with the agency. Enforcement actions may include the appointment of a conservator or receiver for the bank, the issuance of a cease and desist order that can be judicially enforced, the termination of the bank's deposit insurance, the imposition of civil monetary penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against officers, directors and other institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

    SAFETY AND SOUNDNESS GUIDELINES.

    The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, and (v) compensation, fees and benefits. In addition, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

    PREMIUMS FOR DEPOSIT INSURANCE.

    Silicon Valley Bank's deposit accounts are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum permitted by law. The Federal Deposit Insurance Corporation's annual assessment for the insurance of Bank Insurance Fund deposits as of December 31, 1999, ranged from 0 to 27 basis points per $100 of insured deposits. The amount charged is based on the regulatory capital of an institution and on a supervisory assessment of its operational risk profile. At December 31, 1999, Silicon Valley Bank's assessment rate was 3 basis points per $100 of insured deposits.

    Silicon Valley Bank is also required to pay an annual assessment of approximately 1.2 basis points per $100 of insured deposits toward the retirement of U.S. government issued Financing Corporation bonds. By contrast, depository institutions such as thrifts whose deposits are insured by the Savings Association Insurance Fund have paid an annual assessment approximately five times greater than that of institutions with Bank Insurance Fund deposits. However, as of January 1, 2000, the assessment rate paid on the Financing Corporation bonds will be equal for all institutions. Silicon Valley Bank's assessment rate will increase to 2.1 basis points per $100 of insured deposits because of this change.

    INTERSTATE BANKING AND BRANCHING.

    Bank holding companies from any state may generally acquire banks and bank holding companies located in any other state, subject in some cases to nationwide and state-imposed deposit concentration limits and limits on the acquisition of recently established banks. Banks also have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to many of the laws of the states in which they are located.

    COMMUNITY REINVESTMENT ACT AND FAIR LENDING.

    Silicon Valley Bank is subject to a variety of fair lending laws and reporting obligations involving home mortgage lending operations and Community Reinvestment Act, or CRA, activities. The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including low-and moderate-income neighborhoods. A bank can also become subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities or assessing whether to approve certain applications. In April 1999, the Federal Reserve Board rated Silicon Valley Bank "satisfactory" in complying with its CRA obligations.

ITEM 2. PROPERTIES

    In 1995, we relocated our corporate headquarters and main branch and entered into a 10-year lease on a two-story office building located at 3003 Tasman Drive, Santa Clara, California. In July 1997, we finalized an amendment to the original lease associated with our corporate headquarters. The amendment provides for the lease of additional premises, approximating 56,000 square feet, adjacent to the existing headquarters facility. We began occupying the additional premises in August 1998.

    We operate offices throughout the Silicon Valley: Santa Clara, Palo Alto and Sand Hill, the center of the venture capital community in California. Other regional offices within California include Irvine, Los Angeles, Napa, San Diego, San Francisco, Santa Barbara, and Sonoma. Office locations outside of California include: Phoenix, Arizona; Boulder, Colorado; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; Northern Virginia; Portland, Oregon; Philadelphia, Pennsylvania; Austin, Texas; Dallas, Texas; and Seattle, Washington. All of our properties are occupied under leases, which expire at various dates through May 2005, and in most instances, include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment and furniture and fixtures at our offices, all of which are used in our business activities.

ITEM 3. LEGAL PROCEEDINGS

    There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 1999, or at the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote by the stockholders of Silicon's common stock during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    MARKET INFORMATION

    Our common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market under the symbol "SIVB."

    The following table shows the high and low sales prices for our common stock for each quarterly period during the last two years, based on the daily closing price as reported by the Nasdaq National Market.

                                                                     1999                  1998
                                                              -------------------   -------------------
Quarter                                                         Low        High       Low        High
-------                                                       --------   --------   --------   --------
First.......................................................   $16.81     $21.00     $25.19     $31.94
Second......................................................   $16.94     $24.75     $30.47     $36.00
Third.......................................................   $21.56     $28.50     $14.81     $38.50
Fourth......................................................   $22.88     $52.84     $12.50     $26.63

    STOCKHOLDERS

    The number of stockholders of record of our common stock was 600 as of January 31, 2000.

    DIVIDENDS

    We have not paid cash dividends on our common stock since 1992 and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our ability to pay cash dividends is limited by generally applicable corporate and banking laws and regulations. See "Item 1. Business--Supervision and Regulation--Restrictions on Dividends," and "Item 8. Financial Statements and Supplementary Data--Note 17 to the Consolidated Financial Statements--Regulatory Matters" for additional discussion on restrictions and limitations on the payment of dividends. In addition, our memorandum of understanding with our regulators requires us to seek regulatory consent before paying dividends. See "Item 1. Business--Supervision and Regulation--Memorandum of Understanding."

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with our financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to our prior years results to conform with 1999 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity. In addition, the common stock summary information for years prior to 1998 have been restated to reflect a two-for-one stock split, distributed on May 1, 1998. Such reclassifications had no effect on the results of operations or stockholders' equity.

                                                                             Years Ended December 31,
                                                     ------------------------------------------------------------------------
                                                         1999           1998           1997           1996           1995
                                                     ------------   ------------   ------------   ------------   ------------
                                                           (Dollars and numbers in thousands, except per share amounts)
Income Statement Summary:
Net interest income................................   $  205,439     $  146,615     $  110,824     $   87,275     $   73,952
Provision for loan losses..........................       52,407         37,159         10,067         10,426          8,737
Noninterest income.................................       58,855         23,162         13,265         11,609         12,565
Noninterest expense................................      125,659         83,645         66,301         52,682         47,925
                                                      ----------     ----------     ----------     ----------     ----------
Income before taxes................................       86,228         48,973         47,721         35,776         29,855
Income tax expense.................................       34,030         20,117         20,043         14,310         11,702
                                                      ----------     ----------     ----------     ----------     ----------
Net income.........................................   $   52,198     $   28,856     $   27,678     $   21,466     $   18,153
                                                      ==========     ==========     ==========     ==========     ==========
Common Share Summary:
Basic earnings per share...........................   $     2.53     $     1.42     $     1.43     $     1.17     $     1.04
Diluted earnings per share.........................         2.46           1.38           1.36           1.11           0.99
Book value per share...............................        16.47          10.42           8.75           7.26           5.86
Weighted average shares outstanding................       20,629         20,268         19,370         18,426         17,494
Weighted average diluted shares outstanding........       21,259         20,923         20,338         19,382         18,288

Year-End Balance Sheet Summary:
Loans, net of unearned income......................   $1,623,005     $1,611,921     $1,174,645     $  863,492     $  738,405
Assets.............................................    4,596,398      3,545,452      2,625,123      1,924,544      1,407,587
Deposits...........................................    4,109,405      3,269,753      2,432,407      1,774,304      1,290,060
Stockholders' equity...............................      368,850        215,865        174,481        135,400        104,974

Average Balance Sheet Summary:
Loans, net of unearned income......................   $1,591,634     $1,318,826     $  973,637     $  779,655     $  681,255
Assets.............................................    3,992,410      2,990,548      2,140,630      1,573,903      1,165,004
Deposits...........................................    3,681,598      2,746,041      1,973,118      1,441,360      1,060,333
Stockholders' equity...............................      238,085        198,675        152,118        119,788         91,710

Capital Ratios:
Total risk-based capital ratio.....................         15.5%          11.5%          11.5%          11.5%          11.9%
Tier 1 risk-based capital ratio....................         14.3%          10.3%          10.2%          10.2%          10.6%
Tier 1 leverage ratio..............................          8.8%           7.6%           7.1%           7.7%           8.0%
Average stockholders' equity to average assets.....          6.0%           6.6%           7.1%           7.6%           7.9%

Selected Financial Ratios:
Return on average assets...........................          1.3%           1.0%           1.3%           1.4%           1.6%
Return on average stockholders' equity.............         21.9%          14.5%          18.2%          17.9%          19.8%
Efficiency ratio...................................         54.5%          53.8%          55.9%          55.9%          60.6%
Net interest margin................................          5.5%           5.2%           5.6%           6.1%           7.1%

Other Data:
Off-balance sheet client funds.....................   $5,666,278     $1,096,300            N/A            N/A            N/A

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this report. This discussion and analysis includes "forward-looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, in this discussion and analysis the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to Silicon or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and have based these expectations on our beliefs as well as our assumptions, such expectations may prove to be incorrect.

    For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the text under the caption "Risk Factors" included at the end of this section. We urge investors to consider these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

    Certain reclassifications have been made to our prior years results to conform with 1999 presentations. Such reclassifications had no effect on our results of operations or stockholders' equity.

Results of Operations

    EARNINGS SUMMARY

    We reported net income in 1999 of $52.2 million, compared with net income in 1998 and 1997 of $28.9 million and $27.7 million, respectively. Diluted earnings per share totaled $2.46 in 1999, compared to $1.38 and $1.36 in 1998 and 1997, respectively. Return on average equity in 1999 was 21.9%, compared with 14.5% in 1998 and 18.2% in 1997. Return on average assets in 1999 was 1.3%, compared with 1.0% in 1998 and 1.3% in 1997.

    The increase in net income for 1999, as compared to 1998, was primarily attributable to growth in both net interest income and noninterest income, partially offset by increases in the provision for loan losses and in noninterest expense. The slight increase in net income for 1998, as compared to 1997, was primarily attributable to growth in both net interest income and noninterest income, and was almost entirely offset by a significant increase in the provision for loan losses and an increase in noninterest expense. The major components of net income and changes in these components are summarized in the following table for the years ended December 31, 1999, 1998 and 1997, and are discussed in more detail on the following pages.

                                                                           Years Ended December 31,
                                                          ----------------------------------------------------------
                                                                                    1999 to                 1998 to
                                                                                      1998                    1997
                                                             1999         1998      Increase      1997      Increase
                                                          ----------   ----------   --------   ----------   --------
                                                                            (Dollars in thousands)
Net interest income.....................................   $205,439     $146,615    $58,824     $110,824    $35,791
Provision for loan losses...............................     52,407       37,159     15,248       10,067     27,092
Noninterest income......................................     58,855       23,162     35,693       13,265      9,897
Noninterest expense.....................................    125,659       83,645     42,014       66,301     17,344
                                                           --------     --------    -------     --------    -------
Income before income taxes..............................     86,228       48,973     37,255       47,721      1,252
Income tax expense......................................     34,030       20,117     13,913       20,043         74
                                                           --------     --------    -------     --------    -------
Net income..............................................   $ 52,198     $ 28,856    $23,342     $ 27,678    $ 1,178
                                                           ========     ========    =======     ========    =======

NET INTEREST INCOME AND MARGIN

    Net interest income is defined as the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as interest expense as a percentage of average interest-earning assets.

    The following table sets forth average assets, liabilities and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the years ended December 31, 1999, 1998 and 1997.

                                                                             Years Ended December 31,
                                                    ---------------------------------------------------------------------------
                                                                    1999                                   1998
                                                    ------------------------------------   ------------------------------------
                                                                                Average                                Average
                                                                                 Yield                                  Yield
                                                      Average                     and        Average                     and
                                                      Balance       Interest      Rate       Balance       Interest      Rate
                                                    ------------   ----------   --------   ------------   ----------   --------
                                                                              (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and securities purchased
    under agreement to resell (1).................   $  618,338     $ 31,204       5.0%     $  396,488     $ 21,305       5.4%
  Investment securities:
    Taxable.......................................    1,441,081       82,193       5.7       1,044,918       61,515       5.9
    Non-taxable (2)...............................      135,549        8,460       6.2          78,234        5,034       6.4
  Loans: (3), (4), (5)
    Commercial....................................    1,393,134      143,744      10.3       1,157,949      122,708      10.6
    Real estate construction and term.............      138,943       13,988      10.1         115,743       12,364      10.7
    Consumer and other............................       59,557        5,241       8.8          45,134        4,064       9.0
                                                     ----------     --------      ----      ----------     --------      ----
  Total loans.....................................    1,591,634      162,973      10.2       1,318,826      139,136      10.6
                                                     ----------     --------      ----      ----------     --------      ----
Total interest-earning assets.....................    3,786,602      284,830       7.5       2,838,466      226,990       8.0
                                                     ----------     --------      ----      ----------     --------      ----
Cash and due from banks...........................      186,841                                137,096
Allowance for loan losses.........................      (59,383)                               (40,055)
Other real estate owned...........................          181                                    681
Other assets......................................       78,169                                 54,360
                                                     ----------                             ----------
Total assets......................................   $3,992,410                             $2,990,548
                                                     ==========                             ==========
Funding sources:
Interest-bearing liabilities:
  NOW deposits....................................   $   32,664          620       1.9      $   18,702          348       1.9
  Regular money market deposits...................      357,006        8,770       2.5         338,585        9,189       2.7
  Bonus money market deposits.....................    1,907,517       58,510       3.1       1,487,240       63,155       4.3
  Time deposits...................................      207,108        8,530       4.1         131,530        5,917       4.5
  Other borrowings................................           --           --        --              66            4       6.0
                                                     ----------     --------      ----      ----------     --------      ----
Total interest-bearing liabilities................    2,504,295       76,430       3.1       1,976,123       78,613       4.0
Portion of noninterest-bearing
  funding sources.................................    1,282,307                                862,343
                                                     ----------     --------      ----      ----------     --------      ----
Total funding sources.............................    3,786,602       76,430       2.0       2,838,466       78,613       2.8
                                                     ----------     --------      ----      ----------     --------      ----
Noninterest-bearing funding sources:
  Demand deposits.................................    1,177,303                                769,984
  Other liabilities...............................       34,220                                 22,146
  Trust preferred securities (6)..................       38,507                                 23,620
  Stockholders' equity............................      238,085                                198,675
  Portion used to fund interest-
    earning assets................................   (1,282,307)                              (862,343)
                                                     ----------                             ----------
Total liabilities and stockholders' equity........   $3,992,410                             $2,990,548
                                                     ==========                             ==========
Net interest income and margin....................                  $208,400       5.5%                    $148,377       5.2%
                                                                    ========      ====                     ========      ====
Total deposits....................................   $3,681,598                             $2,746,041
                                                     ==========                             ==========

                                                          Years Ended December 31,
                                                    ------------------------------------
                                                                    1997
                                                    ------------------------------------
                                                                                Average
                                                                                 Yield
                                                      Average                     and
                                                      Balance       Interest      Rate
                                                    ------------   ----------   --------
                                                           (Dollars in thousands)
Interest-earning assets:
  Federal funds sold and securities purchased
    under agreement to resell (1).................   $  312,398     $ 17,264       5.5%
  Investment securities:
    Taxable.......................................      671,390       40,360       6.0
    Non-taxable (2)...............................       33,801        2,320       6.9
  Loans: (3), (4), (5)
    Commercial....................................      858,459       95,304      11.1
    Real estate construction and term.............       78,311        8,063      10.3
    Consumer and other............................       36,867        3,473       9.4
                                                     ----------     --------      ----
  Total loans.....................................      973,637      106,840      11.0
                                                     ----------     --------      ----
Total interest-earning assets.....................    1,991,226      166,784       8.4
                                                     ----------     --------      ----
Cash and due from banks...........................      148,044
Allowance for loan losses.........................      (37,568)
Other real estate owned...........................        1,192
Other assets......................................       37,736
                                                     ----------
Total assets......................................   $2,140,630
                                                     ==========
Funding sources:
Interest-bearing liabilities:
  NOW deposits....................................   $   15,814          308       1.9
  Regular money market deposits...................      345,828        9,368       2.7
  Bonus money market deposits.....................      895,259       40,885       4.6
  Time deposits...................................      107,742        4,587       4.3
  Other borrowings................................            5           --       5.0
                                                     ----------     --------      ----
Total interest-bearing liabilities................    1,364,648       55,148       4.0
Portion of noninterest-bearing
  funding sources.................................      626,578
                                                     ----------     --------      ----
Total funding sources.............................    1,991,226       55,148       2.8
                                                     ----------     --------      ----
Noninterest-bearing funding sources:
  Demand deposits.................................      608,475
  Other liabilities...............................       15,389
  Trust preferred securities (6)..................           --
  Stockholders' equity............................      152,118
  Portion used to fund interest-
    earning assets................................     (626,578)
                                                     ----------
Total liabilities and stockholders' equity........   $2,140,630
                                                     ==========
Net interest income and margin....................                  $111,636       5.6%
                                                                    ========      ====
Total deposits....................................   $1,973,118
                                                     ==========

----------------------------------------
(1) Includes average interest-bearing deposits in other financial institutions of $255, $240 and $306 in 1999, 1998 and 1997, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1999, 1998 and 1997. These adjustments were $2,961, $1,762 and $812 for the years ended December 31, 1999, 1998 and 1997, respectively.

(3) Average loans include average nonaccrual loans of $37,827, $26,158 and $19,681 in 1999, 1998 and 1997, respectively.

(4) Average loans are net of average unearned income of $9,328, $8,299 and $6,922 in 1999, 1998 and 1997, respectively.

(5) Loan interest income includes loan fees of $15,738, $12,935 and $10,567 in 1999, 1998 and 1997, respectively.

(6) The 8.25% annual distribution to SVB Capital I is recorded as a component of noninterest expense.

    Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the years indicated. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 1999, 1998 and 1997.

                                                        1999 Compared to 1998            1998 Compared to 1997
                                                         Increase (Decrease)              Increase (Decrease)
                                                          Due to Changes in                Due to Changes in
                                                   -------------------------------   ------------------------------
                                                    Volume      Rate       Total      Volume      Rate      Total
                                                   --------   ---------   --------   --------   --------   --------
                                                                        (Dollars in thousands)
Interest income:
  Federal funds sold and securities purchased
    under agreement to resell....................  $11,195    $ (1,296)   $ 9,899    $ 4,518    $  (477)   $ 4,041
  Investment securities..........................   26,074      (1,970)    24,104     24,765       (896)    23,869
  Loans..........................................   27,933      (4,096)    23,837     36,418     (4,122)    32,296
                                                   -------    --------    -------    -------    -------    -------
Increase (decrease) in interest income...........   65,202      (7,362)    57,840     65,701     (5,495)    60,206
                                                   -------    --------    -------    -------    -------    -------
Interest expense:
  NOW deposits...................................      265           7        272         54        (14)        40
  Regular money market deposits..................      453        (872)      (419)      (197)        18       (179)
  Bonus money market deposits....................   12,891     (17,536)    (4,645)    25,138     (2,868)    22,270
  Time deposits..................................    3,113        (500)     2,613      1,070        260      1,330
  Other borrowings...............................       (4)         --         (4)         4         --          4
                                                   -------    --------    -------    -------    -------    -------
Increase (decrease) in interest expense..........   16,718     (18,901)    (2,183)    26,069     (2,604)    23,465
                                                   -------    --------    -------    -------    -------    -------
Increase (decrease) in net interest income.......  $48,484    $ 11,539    $60,023    $39,632    $(2,891)   $36,741
                                                   =======    ========    =======    =======    =======    =======

    Net interest income, on a fully taxable-equivalent basis, totaled $208.4 million in 1999, an increase of $60.0 million, or 40.5%, from the $148.4 million total in 1998. The increase in net interest income was attributable to a $57.8 million, or 25.5%, increase in interest income, combined with a $2.2 million, or 2.8%, decrease in interest expense over the comparable prior year period. Net interest income, on a fully taxable-equivalent basis, totaled $148.4 million in 1998, an increase of $36.7 million, or 32.9%, compared to the $111.6 million total in 1997. This increase in net interest income was attributable to a $60.2 million, or 36.1%, increase in interest income, offset by a $23.5 million, or 42.5%, increase in interest expense over the comparable prior year period.

    The $57.8 million increase in interest income for 1999, as compared to 1998, was the result of a $65.2 million favorable volume variance, slightly offset by a $7.4 million unfavorable rate variance. The $65.2 million favorable volume variance resulted from a $948.1 million, or 33.4%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in our average deposits, which increased $935.6 million, or 34.1%, from 1998 to 1999. The increase in average interest-earning assets consisted of loans, which increased $272.8 million, plus a combination of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $675.3 million, accounting for 71.2% of the total increase in average interest-earning assets.

    Average loans increased $272.8 million, or 20.7%, in 1999 as compared to 1998, resulting in a $27.9 million favorable volume variance. This growth was widely distributed throughout the loan portfolio, as reflected by increased average loan balances in most of our technology, life sciences and special industry niche practices, in specialized lending products, and throughout our loan offices located across the nation.

    Average investment securities for 1999 increased $453.5 million, or 40.4%, as compared to 1998, resulting in a $26.1 million favorable volume variance. The aforementioned strong growth in average deposits exceeded the growth in average loans during 1999, and generated excess funds that were largely invested in U.S. agency securities, mortgage-backed securities, collateralized mortgage obligations, and commercial paper. The growth in the investment portfolio reflected our actions to continue to increase, as well as further diversify our portfolio of short-term investments in response to the continuing increase in liquidity.

    Average federal funds sold and securities purchased under agreement to resell in 1999 increased a combined $221.9 million, or 56.0%, over the prior year, resulting in an $11.2 million favorable volume variance. This increase was largely due to the aforementioned strong growth in average deposits during 1999 and our actions to continue to further diversify our portfolio of short-term investments.

    Unfavorable rate variances associated with each component of interest-earning assets combined to decrease interest income by $7.4 million in 1999, as compared to the prior year. Short-term market interest rates have declined on an overall basis during the past year. As a result of this decline, we earned lower yields during 1999 on federal funds sold, securities purchased under agreements to resell and our investment securities, a significant portion of which were short-term in nature, resulting in a $3.3 million unfavorable rate variance as compared to the prior year. The average yield on loans in 1999 also decreased 40 basis points from the respective prior year, accounting for the remaining $4.1 million of the total unfavorable rate variance. This decrease was primarily attributable to a 36 basis points decline in our weighted average prime rate in 1999 as compared to the similar prior year period. Approximately 77.5% of our loans were prime rate-based at the end of 1999.

    The yield on average interest-earning assets decreased 50 basis points in 1999 from the comparable prior year period. This decrease resulted from a slight decline in the average yield on loans, largely due to a decline in our average prime rate, as well as to a continuing shift in the composition of interest-earning assets towards a higher percentage of highly liquid, lower-yielding federal funds sold, securities purchased under agreement to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned strong growth in deposits continuing to outpace the growth in loans.

    The $60.2 million increase in interest income for 1998, as compared to 1997, was the result of a $65.7 million favorable volume variance, slightly offset by a $5.5 million unfavorable rate variance. The $65.7 million favorable volume variance resulted from a $847.2 million, or 42.5%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in our average deposits, which increased $772.9 million, or 39.2%, from 1997 to 1998.

    Average loans increased $345.2 million, or 35.5%, in 1998 as compared to 1997, resulting in a $36.4 million favorable volume variance. This growth was widely distributed throughout the loan portfolio, as reflected by increased loan balances in all of our technology, life sciences and special industry niche practices, in specialized lending products, and throughout our loan offices located across the nation.

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

    Average federal funds sold and securities purchased under agreement to resell in 1998 increased a combined $84.1 million, or 26.9%, over the prior year, resulting in a $4.5 million favorable volume variance. This increase was largely due to the aforementioned strong growth in average deposits during 1998 coupled with our actions to further diversify our portfolio of short-term investments.

    Unfavorable rate variances associated with each component of interest-earning assets in 1998 resulted in a decrease in interest income of $5.5 million as compared to the prior year. Short-term market interest rates declined during the second half of 1998. As a result of this decline, we earned lower yields in 1998 on federal funds sold, securities purchased under agreement to resell and investment securities, a significant portion of which were short-term in nature, resulting in a $1.4 million unfavorable rate variance as compared to the prior year. The average yield on loans in 1998 decreased 40 basis points from 1997, accounting for the remaining $4.1 million of the total unfavorable rate variance. This decrease was primarily attributable to both increased competition and a decline in the average prime rate we charged during the second half of 1998, as a substantial portion of our loans are prime rate-based.

    The total yield on average interest-earning assets decreased 40 basis points in 1998 from the comparable prior year period. This decrease resulted from a decline in the average yield on loans, largely due to both increased competition and a decline in our prime rate, as well as to a continuing shift in the composition of interest-earning assets towards a higher percentage of highly liquid, lower yielding federal funds sold, securities purchased under agreement to resell and investment securities. This shift in the composition of average interest-earning assets resulted from the aforementioned strong growth in deposits continuing to outpace the growth in our average loans during 1998.

    Interest expense in 1999 decreased $2.2 million from 1998. This decrease was due to a favorable rate variance of $18.9 million, largely offset by an unfavorable volume variance of $16.7 million. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit product, from 4.3% in 1998 to 3.1% in 1999. The reduction during 1999 in the average rate paid on our bonus money market deposit product was primarily attributable to a decline in short-term market interest rates during the second half of 1998 and to our lowering the rates paid on bonus money market deposits by an additional 163 basis points during 1999.

    The unfavorable volume variance of $16.7 million resulted from a $528.2 million, or 26.7%, increase in average interest-bearing liabilities in 1999 as compared to 1998. This increase was largely concentrated in our bonus money market deposit product, which increased $420.3 million, or 28.3%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, and by growth in the number of clients we serve.

    The average cost of funds paid on average interest-bearing liabilities decreased 90 basis points from 1998 to 1999. This decrease in the average cost of funds was largely due to a decrease of 120 basis points in the average rate paid on our bonus money market deposit product.

    Interest expense in 1998 increased $23.5 million from 1997. This increase was due to an unfavorable volume variance of $26.1 million, partially offset by a favorable rate variance of $2.6 million. The unfavorable volume variance resulted from a $611.5 million, or 44.8%, increase in average interest-bearing liabilities in 1998 as compared to 1997. This increase was largely concentrated in our bonus money market deposit product, which increased $592.0 million, or 66.1%, and was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during 1998, and by growth in the number of clients we serve.

    Changes in the average rates paid on interest-bearing liabilities had a $2.6 million favorable impact on interest expense in 1998 as compared to 1997. This decrease in interest expense largely resulted from a reduction in the average rate paid on our bonus money market deposit product from 4.6% in 1997 to 4.3% in 1998. The reduction during 1998 in the average rate paid on our bonus money market deposit product was largely attributable to a decline in short-term market interest rates during the second half of 1998.

    The average cost of funds paid in 1998 of 2.8% was flat with the prior year. Although the average rate paid on our bonus money market deposit product decreased during 1998 as compared to 1997, this was offset by a continuing shift in the composition of average interest-bearing liabilities towards a higher percentage of deposits in that product.

PROVISION FOR LOAN LOSSES

    The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

    Our provision for loan losses totaled $52.4 million in 1999 compared to $37.2 million and $10.1 million in 1998 and 1997, respectively. The increase in our provision for loan losses in 1999 was in response to an increasing trend in net charge-offs. We incurred net charge-offs of $26.6 million in 1999 and $28.9 million in 1998, compared to $5.1 million in 1997. For a more detailed discussion of credit quality and the allowance for loan losses, see the Item 7 section entitled "Financial Condition-Credit Quality and the Allowance for Loan Losses."

NONINTEREST INCOME

    The following table summarizes the components of noninterest income for the past three years:

                                                                 Years Ended December 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (Dollars in thousands)
Disposition of client warrants..............................  $33,003    $ 6,657    $ 5,480
Letter of credit and foreign exchange income................   14,027      7,397      4,512
Client investment fees......................................    4,529        473        299
Deposit service charges.....................................    2,764      1,730      1,772
Investment gains............................................    1,056      5,240         90
Other.......................................................    3,476      1,665      1,112
                                                              -------    -------    -------
Total noninterest income....................................  $58,855    $23,162    $13,265
                                                              =======    =======    =======

    Noninterest income increased $35.7 million, or 154.1%, in 1999 as compared to 1998. This increase was largely due to a $26.3 million increase in income from the disposition of client warrants, coupled with a $6.6 million increase in letter of credit fees, foreign exchange fees and other trade finance income and a $4.1 million increase in client investment fees. This increase was partially offset by a decrease of $4.2 million in investment gains. Noninterest income increased $9.9 million, or 74.6%, in 1998 as compared to 1997. This increase was largely due to a $5.2 million increase in investment gains, a $2.9 million increase in letter of credit fees, foreign exchange fees and other trade finance income and a $1.2 million increase in income from the disposition of client warrants.

    Income from the disposition of client warrants totaled $33.0 million, $6.7 million and $5.5 million in 1999, 1998 and 1997, respectively. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques we employee to mitigate the risk of a loan becoming nonperforming, and collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of income with any degree of accuracy and it is likely to very materially from period to period. During the years ended December 31, 1999, 1998 and 1997, a significant portion of the income from the disposition of client warrants was offset by expenses related to our efforts to build an infrastructure sufficient to support present and prospective business activities, and was also offset by increases to the provision for loan losses in those same years.

    Based on December 31, 1999 market valuations, we had potential pre-tax warrant gains totaling $68.2 million, of which $40.9 million related to two clients. We are restricted from exercising many of these warrants until the first three quarters of 2000. As of December 31, 1999, we held 853 warrants in companies, many of which are non-public companies, thus we are currently unable to value most of these warrants. Further, based on December 31, 1999 market valuations, we had a potential pre-tax gain on a venture capital fund investment of $42.3 million. We are restricted from selling this publicly-traded equity instrument until the first quarter of 2000. Additionally, we are typically precluded from using any type of derivative instrument to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies. Further, we may reinvest some or all of the income realized from the disposition of these equity instruments in furthering our business strategies.

    Letter of credit fees, foreign exchange fees and other trade finance income totaled $14.0 million in 1999, an increase of $6.6 million, or 89.6%, from the $7.4 million total in 1998, and an increase of $9.5 million, or 210.9%, from the $4.5 million total in 1997. This growth reflects a concerted effort by our management to expand the penetration of trade finance-related products and services among our growing client base, a large percentage of which provide products and services in international markets.

    Client investment fees totaled $4.5 million in 1999 compared to $0.5 million and $0.3 million in 1998 and 1997, respectively. Prior to June 1999, we only earned client investment fees on off-balance sheet funds that were invested by clients in investment securities such as U.S. Treasuries, U.S. agencies and commercial paper. Off-balance sheet client funds totaled $1.1 billion at December 31, 1998. Beginning in June 1999, we began offering off-balance sheet private label mutual fund products to clients. We earn approximately 35 basis points on the average balance in these products. At December 31, 1999, $5.7 billion in client funds were invested off-balance sheet, including $3.7 billion in the mutual fund products. The significant growth in the amount of off-balance sheet client funds was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, by growth in the number of clients we serve, and by increased marketing of off-balance sheet private label mutual fund products.

    Income related to deposit service charges totaled $2.8 million, $1.7 million and $1.8 million in 1999, 1998 and 1997, respectively. Clients compensate us for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized as deposit service charges income. The increase in deposit service charges income in 1999 was due to both a reduction in earnings credits resulting from a decrease in short-term market rates during 1998 and growth in our client base.

    We realized $1.1 million in gains on sales of investment securities during 1999, compared to $5.2 million in gains on sales of investment securities during 1998, and a nominal gain on sales of investment securities during 1997. The 1999 gains primarily related to distributions received from venture capital fund investments. The 1998 gains primarily related to sales of U.S. Treasury securities, U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations, with an aggregate book value of $433.3 million. All investment securities sold were classified as available-for-sale, and all sales were conducted as a normal component of our asset/liability and liquidity management activities.

    Other noninterest income largely consisted of service-based fee income, and totaled $3.5 million in 1999, compared to $1.7 million in 1998 and $1.1 million in 1997, respectively. The increase in 1999, as compared to 1998 and 1997, was primarily due to a higher volume of cash management and loan documentation services related to our growing client base.

NONINTEREST EXPENSE

    Noninterest expense in 1999 totaled $125.7 million, a $42.0 million, or 50.2%, increase from 1998. Total noninterest expense was $83.6 million in 1998, up $17.3 million, or 26.2%, from 1997. We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. Our efficiency ratio was 54.5% for 1999, compared to 53.8% and 55.9% in 1998 and 1997, respectively. The following table presents the detail of noninterest expense and the incremental contribution of each expense line item to our efficiency ratio:

                                                                       Years Ended December 31,
                                                -----------------------------------------------------------------------
                                                         1999                     1998                    1997
                                                -----------------------   ---------------------   ---------------------
                                                             Percent of              Percent of              Percent of
                                                              Adjusted                Adjusted                Adjusted
                                                  Amount      Revenues     Amount     Revenues     Amount     Revenues
                                                ----------   ----------   --------   ----------   --------   ----------
                                                                        (Dollars in thousands)
Compensation and benefits.....................   $ 75,896       33.0%     $44,232       28.0%     $40,084       33.8%
Professional services.........................     11,766        5.1        9,876        6.3        6,710        5.7
Net occupancy expense.........................      6,689        2.9        5,195        3.3        3,410        2.9
Business development and travel...............      6,644        2.9        6,025        3.8        4,514        3.8
Furniture and equipment.......................      6,178        2.7        6,667        4.2        3,620        3.1
Trust preferred securities distributions......      3,300        1.4        2,012        1.3           --         --
Postage and supplies..........................      2,582        1.1        2,225        1.4        1,600        1.3
Advertising and promotion.....................      2,285        1.0        2,215        1.4        1,448        1.2
Telephone.....................................      1,846        0.8        2,157        1.4        1,444        1.2
Other.........................................      8,205        3.6        4,255        2.7        3,395        2.9
                                                 --------       ----      -------       ----      -------       ----
Total, excluding cost of other real estate
  owned.......................................    125,391       54.5%      84,859       53.8%      66,225       55.9%
                                                                ====                    ====                    ====
Cost of other real estate owned...............        268                  (1,214)                     76
                                                 --------                 -------                 -------
Total noninterest expense.....................   $125,659                 $83,645                 $66,301
                                                 ========                 =======                 =======

    Compensation and benefits expenses totaled $75.9 million in 1999, a $31.7 million, or 71.6%, increase over the $44.2 million incurred in 1998. This increase was largely the result of an increase in the number of average full-time equivalent personnel (FTE) we employ, combined with an increase in performance-based compensation associated with our incentive bonuses and employee stock ownership plan. Average FTE personnel increased from 521 in 1998 to 645 in 1999. Compensation and benefits expenses in 1998 increased $4.1 million, or 10.4%, from the $40.1 million total in 1997. The increase in compensation and benefits expenses in 1998 was primarily the result of an increase in the number of average FTE personnel we employ, partially offset by a decrease in performance-based compensation due to lower than expected net income. Average FTE personnel totaled 521 in 1998 compared with 417 in 1997. The increase in FTE personnel from 1997 through 1999 was primarily due to a combination of our efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities.

Further growth in our FTE personnel is likely to occur during future years as a result of the continued expansion of our business activities.

    Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our board of directors, totaled $11.8 million in 1999, a $1.9 million, or 19.1%, increase from the $9.9 million total in 1998. We incurred $6.7 million in professional services expenses in 1997. The increase in professional services expense in 1999, as compared to 1998, primarily related to an increase in consulting fees associated with several business initiatives. Further, the increase in professional services expenses during the past three years reflects the extensive efforts we have undertaken to continue to build and support our infrastructure, as well as evaluate and pursue new business opportunities. It also reflects our efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where we believe we can achieve a combination of cost savings and increased quality of service. The increase in professional services in 1998, as compared to 1997, primarily related to an increase in both consulting fees associated with several business initiatives, including the year 2000 remediation project, and legal fees primarily related to loan consultations and the workout of various commercial credits.

    Occupancy, furniture and equipment expenses totaled $12.9 million in 1999, $11.9 million in 1998 and $7.0 million in 1997. The increase in occupancy, furniture and equipment expenses in 1999, as compared to 1998, was primarily the result of our continued geographic expansion to develop and support new markets. The increase in occupancy, furniture and equipment expenses in 1998, as compared to 1997, was largely attributable to certain non-recurring costs in connection with the expansion of our existing headquarters facility during the second quarter of 1998 and an increase in recurring expenses associated with that additional office space.

    Business development and travel expenses totaled $6.6 million in 1999, an increase of $0.6 million, or 10.3%, compared to the $6.0 million total in 1998. We incurred $4.5 million in business development and travel expenses in 1997. The increase in business development and travel expenses during each of the last two years was largely attributable to overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets.

    Trust preferred securities distributions totaled $3.3 million in 1999, an increase of $1.3 million, or 64.0%, compared to $2.0 million for 1998. These distributions resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.

    Postage and supplies expenses totaled $2.6 million, $2.2 million and $1.6 million in 1999, 1998 and 1997, respectively. Total telephone expenses were $1.9 million in 1999, $2.2 million in 1998 and $1.4 million in 1997. The increase in postage and supplies during each of the past two years was largely the result of overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets. The decrease in telephone expense in 1999, as compared to 1998 relates primarily to our efforts to negotiate lower telecommunications rates.

    Advertising and promotion expenses totaled $2.3 million, $2.2 million and $1.4 million in 1999, 1998 and 1997, respectively. The increase in advertising and promotion expenses during each of the last two years reflects a concerted effort to increase our marketing nationwide.

    Other noninterest expenses totaled $8.2 million, $4.3 million and $3.4 million in 1999, 1998 and 1997, respectively. The increase in other noninterest expenses in 1999 of $4.0 million, as compared to 1998, was primarily due to $2.1 million in charitable contributions made to the Silicon Valley Bank Foundation and increased data processing costs. The $0.9 million increase in other noninterest expenses from 1997 to 1998 was largely due to an increase in data processing costs related to both growth in our business and several new business initiatives commenced in 1998.

    In 1999 and 1997, we incurred minimal net costs associated with OREO. Additionally, during 1998, we realized a net gain of $1.3 million in connection with the sale of an OREO property that consisted of multiple undeveloped lots.

INCOME TAXES

    Our effective income tax rate was 39.5% in 1999, compared to 41.1% in 1998 and 42.0% in 1997. The decrease in our effective income tax rate was principally attributable to an increase in the amount of tax-exempt interest income we received, as well as to a change in our multi-state income tax rate.

Financial Condition

    Assets totaled $4.6 billion at December 31, 1999, an increase of $1.1 billion, or 29.6%, compared to $3.5 billion at December 31, 1998.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Federal funds sold and securities purchased under agreement to resell totaled a combined $898.0 million at December 31, 1999, an increase of $498.8 million, or 125.0%, compared to the $399.2 million outstanding at the prior year end. This increase was attributable to our desire to maintain a high level of liquidity at year end in anticipation of the century date change.

INVESTMENT SECURITIES

    The following table details the composition of investment securities, all of which were classified as available-for-sale and reported at fair value, at December 31, 1999, 1998 and 1997.

                                                                           December 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                                      (Dollars in thousands)
U.S. Treasury securities....................................  $   29,798    $   41,049    $  217,685
U.S. agencies and corporations:
  Discount notes and bonds..................................     855,570       498,016       462,405
  Mortgage-backed securities................................     161,822       125,059       144,437
  Collateralized mortgage obligations.......................     221,952       155,149        41,051
Obligations of states and political subdivisions............     196,396       515,770        60,436
Commercial paper and other debt securities..................     117,084        48,464        66,836
Money market mutual funds...................................      27,103            --            --
Bankers' acceptances........................................          --            --        16,140
Warrant securities..........................................      68,358           670           897
Venture capital fund investments............................      52,561         5,359         2,368
Other private equity investments............................       4,428           569           168
Federal Reserve Bank stock and tax credit funds.............      12,336         7,397         1,481
                                                              ----------    ----------    ----------
Total.......................................................  $1,747,408    $1,397,502    $1,013,904
                                                              ==========    ==========    ==========

    Investment securities totaled $1.7 billion at December 31, 1999, an increase of $349.9 million, or 25.0%, over the December 31, 1998 balance of $1.4 billion. This increase resulted from excess funds that were generated by strong growth in our deposits outpacing the growth in loans during 1999, and primarily consisted of U.S. agency securities, mortgage-backed securities, collateralized mortgage obligations, and commercial paper. The decrease in U.S. Treasury securities and obligations of states and political subdivisions was primarily due to maturities. The overall growth in the investment portfolio reflected our actions to increase as well as to further diversify our investment portfolio in response to a continued significant increase in liquidity.

    The increase in short-term market interest rates during 1999 resulted in a pre-tax unrealized loss on our available-for-sale fixed income securities investment portfolio of $44.5 million as of December 31, 1999. This unrealized loss was offset by a pre-tax unrealized gain of $113.0 million associated with corporate equity securities, which includes our warrant securities, venture capital fund investments and other private equity investments. Because of the level of liquidity we maintain, we do not anticipate having to sell fixed income investment securities and incurring material losses on sales in future periods for liquidity purposes. Additionally, we are restricted from selling many of the corporate equity securities until the first three quarters of 2000. We are also typically precluded from using any type of derivative instrument to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we recognize in future periods from the disposition of these equity instruments may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

    Investment securities totaled $1.4 billion at December 31, 1998, a $383.6 million, or 37.8%, increase over the December 31, 1997 balance of $1.0 billion. This increase resulted from excess funds that were generated by strong growth in our deposits outpacing the growth in loans during 1998, and primarily consisted of U.S. agency securities, collateralized mortgage obligations and municipal securities. The significant increase in municipal securities was composed of both taxable and non-taxable municipal obligations, and was largely attributable to our obtaining slightly higher yields on these investments as compared to U.S. agency discount notes and bonds and other short-term securities. The decreases in U.S. Treasury securities, mortgage-backed securities and commercial paper was primarily due to sales and maturities. The overall growth in the investment portfolio reflected our actions to increase as well as to further diversify our portfolio of short-term investments in response to a continued significant increase in liquidity.

    At December 31, 1999, there were no investment securities held by us which were issued by a single party, excluding securities issued by the U.S. Government or by U.S. Government agencies and corporations, and which exceeded 10.0% of our stockholders' equity at year end.

    The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 1999. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of certain U.S. agency securities, mortgage-backed securities and collateralized mortgage obligations will generally differ from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Warrant securities, venture capital fund investments, other private equity investments, Federal Reserve Bank stock, and tax credit funds, were included in the table below as maturing after 10 years.

                                                           December 31, 1999
                                   ------------------------------------------------------------------
                                                                                      After One
                                                                One Year               Year to
                                           Total                 or Less             Five Years
                                   ---------------------- --------------------- ---------------------
                                               Weighted-             Weighted-             Weighted-
                                      Fair      Average      Fair     Average      Fair     Average
                                      Value      Yield      Value      Yield      Value      Yield
                                   ----------- ---------- ---------- ---------- ---------- ----------
                                                         (Dollars in thousands)
U.S. Treasury securities.........  $   29,798     5.6%     $  5,006     5.6%     $ 24,792     5.6%
U.S. agencies and corporations:
  Discount notes and bonds.......     855,570     5.8        66,928     5.8       788,642     5.8
  Mortgage-backed securities.....     161,822     6.4            --      --            --      --
  Collateralized mortgage
    obligations..................     221,952     6.4            --      --         9,613     6.3
Obligations of states and
  political subdivisions.........     196,396     6.4         9,323     6.2        30,302     6.2
Commercial paper and other debt
  securities.....................     117,084     7.1       117,084     7.1            --      --
Money market mutual funds........      27,103     5.5        27,103     5.5            --      --
Warrant securities...............      68,358      --            --      --            --      --
Venture capital fund
  investments....................      52,561      --            --      --            --      --
Other private equity
  investments....................       4,428      --            --      --            --      --
Federal Reserve Bank stock and
  tax credit funds...............      12,336      --            --      --            --      --
                                   ----------     ---      --------     ---      --------     ---
Total............................  $1,747,408     6.0%     $225,444     6.4%     $853,349     5.8%
                                   ==========     ===      ========     ===      ========     ===

                                                December 31, 1999
                                   -------------------------------------------
                                        After Five
                                         Years to                After
                                         Ten Years             Ten Years
                                   --------------------- ---------------------
                                              Weighted-             Weighted-
                                      Fair     Average      Fair     Average
                                     Value      Yield      Value      Yield
                                   ---------- ---------- ---------- ----------
                                             (Dollars in thousands)
U.S. Treasury securities.........         --      --            --      --
U.S. agencies and corporations:
  Discount notes and bonds.......         --      --            --      --
  Mortgage-backed securities.....   $  5,084     6.1%     $156,738     6.4%
  Collateralized mortgage
    obligations..................     22,558     6.4       189,781     6.4
Obligations of states and
  political subdivisions.........     91,271     6.4        65,500     6.5
Commercial paper and other debt
  securities.....................         --      --            --      --
Money market mutual funds........         --      --            --      --
Warrant securities...............         --      --        68,358      --
Venture capital fund
  investments....................         --      --        52,561      --
Other private equity
  investments....................         --      --         4,428      --
Federal Reserve Bank stock and
  tax credit funds...............         --      --        12,336      --
                                    --------     ---      --------     ---
Total............................   $118,913     6.4%     $549,702     6.0%
                                    ========     ===      ========     ===

    Mortgage-backed securities (MBS), collateralized mortgage obligations (CMO) and callable U.S. agency securities (Agencies) pose risks not associated with fixed maturity bonds, primarily related to the ability of the borrower to call or prepay the debt with or without penalty. This risk, known as prepayment risk, may cause the MBS, the CMO and the Agencies to remain outstanding for a period of time different than that assumed at the time of purchase. When interest rates decline, prepayments generally tend to increase, causing the average expected remaining maturity of the MBS, the CMO and the Agencies to decline. Conversely, if interest rates rise, prepayments tend to decrease, lengthening the average expected remaining maturity of the MBS, the CMO and the Agencies.

LOANS

    The composition of the loan portfolio, net of unearned income, for each of the past five years is as follows:

                                                                            December 31,
                                                  -----------------------------------------------------------------
                                                     1999          1998          1997          1996         1995
                                                  -----------   -----------   -----------   ----------   ----------
                                                                       (Dollars in thousands)
Commercial......................................  $1,414,728    $1,429,980    $1,051,218     $755,699     $622,488
Real estate construction........................      76,209        74,023        53,583       27,540       17,194
Real estate term................................      67,738        60,841        33,395       44,475       56,845
Consumer and other..............................      64,330        47,077        36,449       35,778       41,878
                                                  ----------    ----------    ----------     --------     --------
Total loans.....................................  $1,623,005    $1,611,921    $1,174,645     $863,492     $738,405
                                                  ==========    ==========    ==========     ========     ========

    While we continue to generate new loans in most of our technology and life sciences and special industry niche practices, as well as in specialized lending products, many of our clients, primarily in the technology and life sciences niche, have received significant cash inflows from the capital markets and venture capital community. Consequently, we have experienced higher than normal paydowns and loan payoffs, which has caused total loans to remain relatively unchanged from the end of 1998 to December 31, 1999.

    The following table sets forth the remaining contractual maturity distribution of our loans (reported on a gross basis) at December 31, 1999 for fixed and variable rate loans:

                                                                                December 31, 1999
                                                              ------------------------------------------------------
                                                                           After One Year
                                                               One Year     and Through     After Five
                                                               or Less       Five Years       Years         Total
                                                              ----------   --------------   ----------   -----------
                                                                              (Dollars in thousands)
Fixed rate loans:
Commercial..................................................   $ 34,035       $205,096       $100,870    $  340,001
Real estate construction....................................         10          3,513             --         3,523
Real estate term............................................      4,613         12,372          1,690        18,675
Consumer and other..........................................        280          3,573            271         4,124
                                                               --------       --------       --------    ----------
Total fixed rate loans......................................   $ 38,938       $224,554       $102,831    $  366,323
                                                               ========       ========       ========    ==========
Variable rate loans:
Commercial..................................................   $634,590       $384,728       $ 63,267    $1,082,585
Real estate construction....................................     50,953          8,054         14,081        73,088
Real estate term............................................     16,592         30,469          2,261        49,322
Consumer and other..........................................     40,834          7,480         11,940        60,254
                                                               --------       --------       --------    ----------
Total variable rate loans...................................   $742,969       $430,731       $ 91,549    $1,265,249
                                                               ========       ========       ========    ==========

    Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

    A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging growth and middle-market companies in a variety of industries. As of December 31, 1999, no single industry sector (as identified by Standard Industrial Codes) represented more than 10.0% of our loan portfolio.

LOAN ADMINISTRATION

    Authority over our loan policies resides with our board of directors. This authority is managed through the approval and periodic review of our loan policies. The board of directors delegates authority to the directors' loan committee to supervise our loan underwriting, approval and monitoring activities. The directors' loan committee consists of outside board of directors members and our chief executive officer, who serves as an alternate.

    Subject to the oversight of the directors' loan committee, lending authority is delegated to the chief credit officer and our internal loan committee which consists of the chief credit officer, the chief executive officer of Silicon Valley Bank and other senior members of our lending management. Requests for new and existing credits which meet certain size and underwriting criteria may be approved outside of our internal loan committee by designated senior lenders or jointly with a senior credit officer.

CREDIT QUALITY AND THE ALLOWANCE FOR LOAN LOSSES

    Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. While we follow underwriting and credit monitoring procedures which we believe are appropriate in growing and managing the loan portfolio, in the event of nonperformance by these other parties, our potential exposure to credit losses could significantly affect our consolidated financial position and earnings.

    Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the loan portfolio, our management seeks to reduce such risks. The allowance for loan losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

    We regularly review and monitor the loan portfolio to determine the risk profile of each credit, and to identify credits whose risk profiles have changed. This review includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. We identify potential problem credits and, based upon known information, we develop action plans.

    We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the loan portfolio by segregating the allowance for loan losses into three components: "specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component, composed of allocated and unallocated portions that supplement the first two components, includes: our management's judgment of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, an evaluation of the composition of, and growth trends within, the loan portfolio, consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses, relies, to a great extent, on the judgment and experience of our management.

    An analysis of the allowance for loan losses for the past five years is as follows:

                                                                                 December 31,
                                                            ------------------------------------------------------
                                                              1999        1998        1997       1996       1995
                                                            ---------   ---------   --------   --------   --------
                                                                            (Dollars in thousands)
Balance at January 1,.....................................  $ 46,000    $ 37,700    $32,700    $29,700    $20,000
Charge-offs:
  Commercial..............................................   (34,312)    (31,123)    (9,236)    (9,056)    (4,248)
  Real estate.............................................        --          --         --       (634)      (653)
  Consumer and other......................................      (196)         --         --        (38)       (57)
                                                            --------    --------    -------    -------    -------
Total charge-offs.........................................   (34,508)    (31,123)    (9,236)    (9,728)    (4,958)
                                                            --------    --------    -------    -------    -------
Recoveries:
  Commercial..............................................     7,849       1,897      3,170      2,050      3,106
  Real estate.............................................        34         366        986        217      2,815
  Consumer and other......................................        18           1         13         35         --
                                                            --------    --------    -------    -------    -------
Total recoveries..........................................     7,901       2,264      4,169      2,302      5,921
                                                            --------    --------    -------    -------    -------
Net (charge-offs) recoveries..............................   (26,607)    (28,859)    (5,067)    (7,426)       963
Provision for loan losses.................................    52,407      37,159     10,067     10,426      8,737
                                                            --------    --------    -------    -------    -------
Balance at December 31,...................................  $ 71,800    $ 46,000    $37,700    $32,700    $29,700
                                                            ========    ========    =======    =======    =======
Net charge-offs (recoveries) to average total loans.......       1.7%        2.2%       0.5%       1.0%      (0.1)%
                                                            ========    ========    =======    =======    =======

    The following table displays the allocation of the allowance for loan losses among specific classes of loans:

                                                            December 31,
                             --------------------------------------------------------------------------
                                    1999                  1998                  1997             1996
                             -------------------   -------------------   -------------------   --------
                                        Percent               Percent               Percent
                                        of Total              of Total              of Total
                              Amount     Loans      Amount     Loans      Amount     Loans      Amount
                             --------   --------   --------   --------   --------   --------   --------
                                                       (Dollars in thousands)
Commercial.................  $49,985      95.5%    $28,417      95.8%    $30,394      89.5%    $18,716
Real estate term...........      795       1.5         438       1.4         426       2.8         873
Real estate construction...      792       1.5         374       1.3         274       4.6         140
Consumer and other.........      757       1.5         434       1.5         386       3.1         615
Unallocated................   19,471       N/A      16,337       N/A       6,220       N/A      12,356
                             -------     -----     -------     -----     -------     -----     -------
Total......................  $71,800     100.0%    $46,000     100.0%    $37,700     100.0%    $32,700
                             =======     =====     =======     =====     =======     =====     =======

                                      December 31,
                             ------------------------------
                               1996            1995
                             --------   -------------------
                             Percent               Percent
                             of Total              of Total
                              Loans      Amount     Loans
                             --------   --------   --------
                                 (Dollars in thousands)
Commercial.................    87.5%    $16,176      84.3%
Real estate term...........     5.2         707       7.7
Real estate construction...     3.2          87       2.4
Consumer and other.........     4.1         339       5.6
Unallocated................     N/A      12,391       N/A
                              -----     -------     -----
Total......................   100.0%    $29,700     100.0%
                              =====     =======     =====

    The allowance for loan losses totaled $71.8 million at December 31, 1999, an increase of $25.8 million, or 56.1%, compared to $46.0 million at December 31, 1998. This increase was due to $52.4 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $26.6 million during 1999. The 1999 net charge-off amount was composed of $34.5 million in gross charge-offs and $7.9 million in gross recoveries. The 1999 gross charge-offs included a $7.4 million commercial credit in our financial services (non-technology) niche and a $5.7 million commercial credit in our computers and peripherals niche. Of the total 1999 gross charge-offs, $6.0 million were classified as nonperforming loans at the end of 1998.

    The unallocated component of the allowance for loan losses as of December 31, 1999 increased $3.1 million, or 19.2%, from the prior year end. This increase reflects our decision to further bolster the allowance for loan losses and maintain strong coverage ratios based on the economic uncertainty surrounding many of our markets in 1999 and the higher than normal gross charge-offs experienced throughout 1999.

    The 1998 gross charge-off total included $17.4 million and $7.2 million in charge-offs that were incurred during the third and fourth quarters of 1998, respectively. Gross charge-offs for the third quarter of 1998, the largest of which was $7.0 million, were primarily related to five commercial credits and were not concentrated in any particular niche or industry. Of the total 1998 third quarter gross charge-offs, $8.1 million were classified as nonperforming loans at the end of 1997.

    We incurred $7.2 million in gross charge-offs during the fourth quarter of 1998, primarily centered in our QuickStart and bridge portfolios. Gross charge-offs in the fourth quarter of 1998 included three bridge loans and four QuickStart loans totaling $2.5 million and $1.9 million, respectively. Our QuickStart product was based in large part on an analysis that indicates that almost all venture capital-backed clients that receive a first round of equity infusion from a venture capitalist will receive a second round. The analysis indicated that the second round typically occurred 18 months after the first round. Hence, proceeds from the second round could be used to pay off the 18-month term loan offered under the QuickStart product. However, the second round has been occurring much sooner than expected and the additional cash infusion has occasionally been depleted before 18 months. The likelihood of a third round occurring is not as great as a second round and thus this resulted in higher than anticipated charge-offs related to this product during the fourth quarter of 1998.

    Gross charge-offs for 1997 were $9.2 million, and included charge-offs totaling $6.5 million related to two commercial credits, one in our technology and life sciences niche and the other in one of our special industry niches. Gross recoveries of $4.2 million in 1997 included $1.1 million related to a commercial credit in one of our special industry niches that was partially charged off in 1996. Gross charge-offs for 1996 were $9.7 million, and primarily resulted from five credits, none of which were related to the Bank's technology and life sciences niche. Gross recoveries of $2.3 million in 1996 included $0.9 million related to one commercial credit that was partially charged off in 1994. Net loan recoveries in 1995 of $1.0 million included $2.7 million in recoveries from a real estate client relationship that had been charged off in 1992 and $1.1 million in recoveries related to a commercial credit that was partially charged off in 1994.

    Pursuant to a memorandum of understanding with our primary regulators, Silicon Valley Bank has committed to further enhance its credit monitoring and review policies and submit reports to the regulators regarding credit quality.

    We have continued to evaluate both U.S. and international economic events during 1999 and the forecasts for the U.S. economy for 2000, in an effort to monitor the markets we serve. The outlook for the U.S. economy in 2000 is uncertain and although no significant current or forecasted negative impact has been identified with respect to our loan growth, credit quality, overall financial condition, and results of operations, we have decided to bolster the allowance for loan losses. Future events and circumstances surrounding the economic conditions in the U.S. and elsewhere cannot be predicted, nor can the impact of these future events and circumstances on our loan growth, credit quality, overall financial condition, and results of operations be determined at the present time.

    We believe our allowance for loan losses is adequate as of December 31, 1999. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

    Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses. During 1999, 1998 and 1997, our nonaccrual loans represented all impaired loans. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan."

                                                                                  December 31,
                                                              ----------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                              --------   --------   --------   --------   --------
                                                                             (Dollars in thousands)
Nonperforming assets:
Loans past due 90 days or more..............................  $   911    $   441    $ 1,016    $ 8,556    $   906
Nonaccrual loans............................................   27,552     19,444     24,476     14,581     27,867
                                                              -------    -------    -------    -------    -------
Total nonperforming loans...................................   28,463     19,885     25,492     23,137     28,773
OREO and other foreclosed assets............................       --      1,800      1,858      1,948      4,955
                                                              -------    -------    -------    -------    -------
Total nonperforming assets..................................  $28,463    $21,685    $27,350    $25,085    $33,728
                                                              =======    =======    =======    =======    =======
Nonperforming loans as a percent of total loans.............     1.7%       1.2%       2.2%       2.7%       3.9%
Nonperforming assets as a percent of total assets...........     0.6%       0.6%       1.0%       1.3%       2.4%
Allowance for loan losses...................................  $71,800    $46,000    $37,700    $32,700    $29,700
  As a percent of total loans...............................     4.4%       2.8%       3.2%       3.8%       4.0%
  As a percent of nonaccrual loans..........................   260.6%     236.6%     154.0%     224.3%     106.6%
  As a percent of nonperforming loans.......................   252.3%     231.3%     147.9%     141.3%     103.2%

    The detailed composition of nonaccrual loans is presented in the following table. There were no real estate construction or real estate term loans on nonaccrual status at December 31, 1999 and 1998.

                                                                 December 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Commercial..................................................  $27,358    $18,979
Consumer and other..........................................      194        465
                                                              -------    -------
Total nonaccrual loans......................................  $27,552    $19,444
                                                              =======    =======

    Nonperforming loans totaled $28.5 million at December 31, 1999, an increase of $8.6 million, or 43.1%, from the $19.9 million total at December 31, 1998. Of the total nonperforming loans at year-end 1998, $6.0 million were charged off, $0.2 million were placed on performing status and $13.2 million were repaid during 1999. Additionally, $28.0 million in loans were placed on nonperforming status during 1999 and still classified as nonperforming loans at the end of 1999.

    Nonperforming loans at the end of the 1999 fourth quarter included one commercial credit totaling $7.4 million in our financial services (non-technology) niche, which has been partially charged off, as described above. This credit has been classified as nonperforming since March 31, 1999. Our management believes this credit is adequately secured with collateral and reserves, and that any future charge-offs associated with this loan will not have a material impact on our future net income.

    Nonperforming loans totaled $19.9 million at December 31, 1998, a decrease of $5.6 million, or 22.0%, from the $25.5 million total at December 31, 1997. Of the total nonperforming loans at year-end 1997, $10.0 million were charged off, $7.4 million were placed on performing status and $4.8 million were repaid during 1998. An additional $16.6 million in loans were placed on nonperforming status during 1998 and still classified as nonperforming at December 31, 1998. Nonperforming loans at December 31, 1997 totaled $25.5 million, an increase of $2.4 million, or 10.2%, from the $23.1 million total at December 31, 1996, as a $9.9 million net increase in nonaccrual loans during 1997 was largely offset by the payoff during the first quarter of 1997 of one credit in excess of $8.0 million that was more than 90 days past due, and still accruing interest, as of December 31, 1996. The increase in nonaccrual loans at December 31, 1997, from the prior year end, was primarily due to two commercial credits totaling approximately $14.1 million which were placed on nonaccrual status during the last half of 1997, one of which was returned to performing status in the first quarter of 1998 and the other was partially charged off in 1998, with the remaining balance still in nonperforming. Nonperforming loans at December 31, 1996 included the aforementioned credit in excess of $8.0 million that was more than 90 days past due, and still accruing interest, as of December 31, 1996. The Export-Import Bank of the U.S. (EX-IM) provided us with a guarantee of this credit facility, and we received the guarantee payment related to this credit from the EX-IM in the first quarter of 1997.

    In addition to the loans disclosed in the foregoing analysis, we have identified four loans with principal amounts aggregating approximately $16.5 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

    We held no OREO or other foreclosed assets at December 31, 1999. OREO or other foreclosed assets totaled a combined $1.8 million at December 31, 1998. The OREO and other foreclosed assets balance at December 31, 1998 consisted of one OREO property and one other asset which was acquired through foreclosure, both of which were sold during 1999. The OREO property consisted of multiple undeveloped lots and was acquired by us prior to June 1993. The one other asset acquired through foreclosure, which totaled $1.1 million at December 31, 1998, consisted of a favorable leasehold right under a master lease which we acquired upon foreclosure of a loan during 1997.

DEPOSITS

    Our deposits are largely obtained from clients within our technology and life sciences niche, and, to a lesser extent, from businesses within our special industry niches and from individuals served by our executive banking division. We do not obtain deposits from conventional retail sources and do not accept brokered deposits. The following table presents the composition of our deposits for the last five years:

                                                                          December 31,
                                               -------------------------------------------------------------------
                                                  1999          1998          1997          1996          1995
                                               -----------   -----------   -----------   -----------   -----------
                                                                     (Dollars in thousands)
Noninterest-bearing demand...................  $1,928,100    $  921,790    $  788,442    $  599,257    $  451,318
NOW..........................................      43,643        19,978        21,348         8,443        10,956
Regular money market.........................     363,920       350,110       351,921       326,661       288,619
Bonus money market...........................   1,481,457     1,835,249     1,146,075       754,730       473,717
Time.........................................     292,285       142,626       124,621        85,213        65,450
                                               ----------    ----------    ----------    ----------    ----------
Total deposits...............................  $4,109,405    $3,269,753    $2,432,407    $1,774,304    $1,290,060
                                               ==========    ==========    ==========    ==========    ==========

    Total deposits were $4.1 billion at December 31, 1999, an increase of $839.7 million, or 25.7%, from the prior year-end total of $3.3 billion. A significant portion of the increase in deposits during 1999 was concentrated in our noninterest-bearing demand deposits, which increased $1.0 billion, or 109.2%, from the prior year end. This increase was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community and the equity markets, and by growth in the number of clients served by us during 1999.

    Client deposits in our bonus money market product totaled $1.5 billion at December 31, 1999, a $353.8 million, or 19.3%, decrease from the $1.8 billion prior year-end balance. Despite the high levels of client liquidity, our money market deposits at December 31, 1999 decreased $340.0 million from the prior year end. The decrease in money market deposits was the result of our lowering bonus money market deposit rates 163 basis points during 1999 and marketing higher-yielding off-balance sheet private label mutual fund products to clients. We took this action in order to lower total assets and thereby increase our Tier 1 leverage capital ratio. See "Item 8. Financial Statements and Supplementary Data--Note 17 to the Consolidated Financial Statements--Regulatory Matters."

    The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $258.1 million and $122.8 million at December 31, 1999 and 1998, respectively. At December 31, 1999, all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Interest Rate Risk Management

    A key objective of asset/liability management is to manage interest rate risk associated with changing asset and liability cash flows and market interest rate movements. Interest rate risk occurs when interest rate sensitive assets and liabilities do not reprice simultaneously and in equal volumes. Our asset/liability committee (ALCO) provides oversight to our interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by our board of directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate and agreed to by our ALCO.

    We manage interest rate risk principally through strategies involving our investment securities portfolio, including adjusting both the maturity structure of the portfolio and the amount of interest rate sensitive securities. Our policies also permit the limited use of off-balance sheet derivative instruments in managing interest rate risk. At December 31, 1999, we held one such off-balance sheet derivative security in the form of an interest rate swap for a notional principal amount of $150 million scheduled to mature on March 13, 2000. This transaction was entered into as part of our normal interest rate risk management process. See "Item 8. Financial Statements and Supplementary Data--Note 14 to the Consolidated Financial Statements--Financial Instruments With Off-Balance Sheet Risk" for additional related discussion.

    Our monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, we combine the use of gap analysis with use of a simulation model which provides a dynamic assessment of interest rate sensitivity.

    The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to reprice within a specific time period and the amount of funding sources anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of funding sources repricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. Our policy guidelines provide that the cumulative one-year gap as a percentage of interest-earning assets should not exceed 20.0%. The gap analysis as of December 31, 1999 indicates that we were positioned within these guidelines as the cumulative one-year gap as a percentage of interest-earning assets was 8.6%. The following table illustrates our interest rate sensitivity gap positions at December 31, 1999.

           Interest Rate Sensitivity Analysis as of December 31, 1999

                                                Assets and liabilities which mature or reprice
                                      ------------------------------------------------------------------
                                                                     After 1      After 3      After 6
                                        Immedi-       1 Day to 1     Month to    Months to    Months to
                                         ately          Month        3 Months     6 Months      1 Year
                                      ------------   ------------   ----------   ----------   ----------
                                                            (Dollars in thousands)
INTEREST-EARNING ASSETS:
Federal funds sold and securities
  purchased under agreement to
  resell (1)........................           --     $  898,041           --           --           --
                                       ----------     ----------     --------     --------     --------
Investment securities:
  U.S. Treasury and agencies
    obligations (2).................           --              1     $ 34,216     $ 31,276     $  4,825
  Collateralized mortgage
    obligations and mortgage-backed
    securities (2)..................           --          2,544        5,208        8,086       17,024
  Obligations of states and
    political subdivisions..........           --         63,860          544        1,506        7,019
  Commercial paper and other debt
    securities......................           --        117,084           --           --           --
  Other equity securities (3).......           --         27,103           --           --           --
                                       ----------     ----------     --------     --------     --------
Total investment securities.........           --        210,592       39,968       40,868       28,868
                                       ----------     ----------     --------     --------     --------
Loans (4), (5)......................   $1,192,994         23,636       48,268       20,862       43,488
                                       ----------     ----------     --------     --------     --------
Total interest-earning assets.......   $1,192,994     $1,132,269     $ 88,236     $ 61,730     $ 72,356
                                       ==========     ==========     ========     ========     ========
FUNDING SOURCES:
  Money market and NOW deposits.....           --     $1,889,020           --           --           --
  Time deposits.....................           --        204,781     $ 39,399     $ 19,214     $ 28,884
                                       ----------     ----------     --------     --------     --------
Total interest-bearing deposits.....           --      2,093,801       39,399       19,214       28,884
Trust preferred securities..........           --             --           --           --           --
Portion of noninterest-bearing
  funding sources...................           --             --           --           --           --
                                       ----------     ----------     --------     --------     --------
Total funding sources...............           --     $2,093,801     $ 39,399     $ 19,214     $ 28,884
                                       ==========     ==========     ========     ========     ========
OFF-BALANCE SHEET ITEMS:
  Interest rate swap................   $ (150,000)            --     $150,000           --           --
                                       ==========     ==========     ========     ========     ========
GAP.................................   $1,042,994     $ (961,532)    $198,837     $ 42,516     $ 43,472
Cumulative Gap......................   $1,042,994     $   81,462     $280,299     $322,815     $366,287

                                            Assets and liabilities which mature or reprice
                                      ----------------------------------------------------------

                                      After 1 Year
                                       to 5 Years    After 5 Years    Not Stated       Total
                                      ------------   -------------   ------------   ------------
                                                        (Dollars in thousands)
INTEREST-EARNING ASSETS:
Federal funds sold and securities
  purchased under agreement to
  resell (1)........................           --             --              --     $  898,041
                                       ----------     ----------     -----------     ----------
Investment securities:
  U.S. Treasury and agencies
    obligations (2).................   $  815,050             --              --        885,368
  Collateralized mortgage
    obligations and mortgage-backed
    securities (2)..................      128,000        222,912              --        383,774
  Obligations of states and
    political subdivisions..........       30,059         93,408              --        196,396
  Commercial paper and other debt
    securities......................           --             --              --        117,084
  Other equity securities (3).......           --             --     $   137,683        164,786
                                       ----------     ----------     -----------     ----------
Total investment securities.........      973,109        316,320         137,683      1,747,408
                                       ----------     ----------     -----------     ----------
Loans (4), (5)......................      267,200             --          26,557      1,623,005
                                       ----------     ----------     -----------     ----------
Total interest-earning assets.......   $1,240,309     $  316,320     $   164,240     $4,268,454
                                       ==========     ==========     ===========     ==========
FUNDING SOURCES:
  Money market and NOW deposits.....           --             --              --     $1,889,020
  Time deposits.....................   $        7             --              --        292,285
                                       ----------     ----------     -----------     ----------
Total interest-bearing deposits.....            7             --              --      2,181,305
Trust preferred securities..........           --     $   38,537              --         38,537
Portion of noninterest-bearing
  funding sources...................           --             --     $ 2,048,612      2,048,612
                                       ----------     ----------     -----------     ----------
Total funding sources...............   $        7     $   38,537     $ 2,048,612     $4,268,454
                                       ==========     ==========     ===========     ==========
OFF-BALANCE SHEET ITEMS:
  Interest rate swap................           --             --              --             --
                                       ==========     ==========     ===========     ==========
GAP.................................   $1,240,302     $  277,783     $(1,884,372)            --
Cumulative Gap......................   $1,606,589     $1,884,372              --             --

----------------------------------------
(1) Includes interest-bearing deposits in other financial institutions of $291 as of December 31, 1999.

(2) Principal cash flows are based on estimated principal payments as of December 31, 1999.

(3) Not stated column consists of investments in equity securities, tax credit funds, venture capital funds, and Federal Reserve Bank stock as of December 31, 1999.

(4) Not stated column consists of nonaccrual loans of $27,552 and overdrafts of $7,571, offset by unearned income of $8,566 as of December 31, 1999.

(5) Maturity/repricing columns for fixed rate loans are based upon the amount and timing of related principal payments as of December 31, 1999.

    One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as our market value of portfolio equity (MVPE). This analysis assesses the changes in market values of interest rate sensitive financial instruments, which would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, and the resulting effect on our MVPE. Policy guidelines establish maximum variances in our MVPE of 20.0% and 30.0% in the event of an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively. At December 31, 1999, our MVPE exposure related to the aforementioned changes in market interest rates was within policy guidelines.

    The following table presents our MVPE exposure at December 31, 1999 and December 31, 1998 related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

                                                                                  Estimated Increase/
                                                                                   (Decrease) in MVPE
Change in Interest                    Estimated                                --------------------------
Rates (Basis Points)                     MVPE                                   Amount           Percent
--------------------                  ----------                               ---------         --------
(Dollars in thousands)
December 31, 1999:
        +200                           $736,488                                $ (8,426)           (1.1)%
        +100                            738,983                                  (5,931)           (0.8)
          --                            744,914                                      --              --
        -100                            744,983                                      69              --
        -200                            725,329                                 (19,585)           (2.6)

December 31, 1998:
        +200                           $211,016                                $(26,635)          (11.2)%
        +100                            223,368                                 (14,283)           (6.0)
          --                            237,651                                      --              --
        -100                            249,595                                  11,944             5.0
        -200                            260,655                                  23,004             9.7

    The preceding table indicates that at December 31, 1999, in the event of an instantaneous and sustained increase or decrease in market interest rates, our MVPE would be expected to decrease slightly or remain unchanged.

    The market value calculations supporting the results in the preceding table are based on the present value of estimated cash flows utilizing both market interest rates provided by independent broker/dealers and other publicly available sources which we deem reliable. These calculations do not contemplate any changes that our ALCO could make to reduce our MVPE exposure in response to a change in market interest rates.

    As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain of our assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain of our asset and liability categories may precede, or lag behind, changes in market interest rates. Also, the actual rates of prepayments on loans and investments could vary significantly from the assumptions utilized in deriving the results as presented in the preceding table. Further, a change in U.S. Treasury rates accompanied by a change in the shape of the treasury yield curve could result in different MVPE estimations from those presented herein. Accordingly, the results in the preceding table should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting MVPE estimates are not intended to represent, and should not be construed to represent, the underlying value.

    The simulation model also provides the ALCO with the ability to simulate our net interest income using an interest rate forecast (simple simulation). In order to measure, as of December 31, 1999, the sensitivity of our forecasted net interest income to changing interest rates, utilizing the simple simulation methodology, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, as applicable, by 200 basis points in 12 equal increments over a one-year period. Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income sensitivity exceeding 20.0%. Simulations as of December 31, 1999 indicated that we were well within these policy guidelines.

    Interest rate risk is the most significant market risk impacting us. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk and equity price risk. The impact on us, resulting from these latter two market risks, is deemed immaterial and no separate quantitative information concerning market rate and price exposure is presented herein. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

    We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Our ALCO provides oversight to the liquidity management process and recommends policy guidelines, subject to board of directors approval, and courses of action to address our actual and projected liquidity needs.

    The ability to attract a stable, low-cost base of deposits is our primary source of liquidity. Other sources of liquidity available to us include short-term borrowings, which consist of federal funds purchased, security repurchase agreements and other short-term borrowing arrangements. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for pledging purposes with a maturity in excess of six months, and anticipated near term cash flows from investments.

    Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At December 31, 1999, our ratio of liquid assets to total deposits was 55.7%. This ratio is well in excess of our minimum policy guideline and is higher than the comparable ratio of 52.5% as of December 31, 1998. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in our liquidity management activities. As of December 31, 1999 and 1998, we were in compliance with all of these policy measures.

    In analyzing our liquidity during 1999, reference is made to our consolidated statement of cash flows for the year ended December 31, 1999 (see "Item 8. Financial Statements and Supplementary Data"). The statement of cash flows includes separate categories for operating, investing and financing activities. Operating activities included net income of $52.2 million for 1999, which was adjusted for certain non-cash items including the provision for loan losses, depreciation, deferred income taxes, and an assortment of other miscellaneous items. Investing activities consisted primarily of both proceeds from and purchases of investment securities, which resulted in a net cash outflow of $284.2 million, and the net change in total loans resulting from loan originations and principal collections, which resulted in a net cash outflow of $44.2 million in 1999. Financing activities reflected the net change in our total deposits, which increased $839.7 million during 1999, and net cash proceeds received during the year from the issuance of common stock totaling $58.9 million. In total, the transactions noted above resulted in a net cash inflow of $653.9 million for 1999 and total cash and cash equivalents, as defined in our consolidated statement of cash flows, of $1.2 billion at December 31, 1999.

Capital Resources

    Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of trust preferred securities and common stock, as well as retained earnings.

    In the fourth quarter of 1999, we issued 1.4 million shares of common stock at $42.00 per share. We received proceeds of $55.1 million related to the sale of these securities, net of underwriting commissions and other offering expenses. In addition, in 1998 we issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital
I. The securities had an offering price (liquidation amount) of $25 per security and distributions at a fixed rate of 8.25% are paid quarterly. The securities have a maximum maturity of 30 years and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve Board. We received proceeds of $38.5 million related to the sale of these securities, net of underwriting commissions and other offering expenses. The trust preferred securities are presented as a separate line item in the consolidated balance sheet under the caption "Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures." For additional related discussion, see "Item 8. Financial Statements and Supplementary Data--Note 9 to the Consolidated Financial Statements--Trust Preferred Securities."

    Stockholders' equity totaled $368.9 million at December 31, 1999, an increase of $153.0 million, or 70.9%, from the $215.9 million balance at December 31, 1998. This increase was primarily due to 1999 net income of $52.2 million, net proceeds from the common stock issuance of $55.1 million and an increase in after-tax net unrealized gains on available-for-sale securities of $39.6 million. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of December 31, 1999.

    The table below presents the relationship between the following significant financial ratios:

                                                                 Years Ended December 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Return on average assets....................................     1.3%       1.0%       1.3%
    DIVIDED BY
Average equity as a percentage of average assets............     6.0%       6.6%       7.1%
    EQUALS
Return on average equity....................................    21.9%      14.5%      18.2%
    TIMES
Earnings retained...........................................   100.0%     100.0%     100.0%
    EQUALS
Internal capital growth.....................................    21.9%      14.5%      18.2%

    Both Silicon and Silicon Valley Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, of risk-weighted assets and certain off-balance sheet items for a well capitalized depository institution.

    The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well capitalized depository institution.

    Both Silicon's and Silicon Valley Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of December 31, 1999, 1998, and 1997. Capital ratios for Silicon and Silicon Valley Bank are set forth below:

                                                                       December 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Silicon Valley Bancshares:
Total risk-based capital ratio..............................   15.5%      11.5%      11.5%
Tier 1 risk-based capital ratio.............................   14.3%      10.3%      10.2%
Tier 1 leverage ratio.......................................    8.8%       7.6%       7.1%

Silicon Valley Bank:
Total risk-based capital ratio..............................   14.0%      10.2%      10.8%
Tier 1 risk-based capital ratio.............................   12.7%       9.0%       9.6%
Tier 1 leverage ratio.......................................    7.9%       6.6%       6.6%

    The increase in the total risk-based capital ratio and the Tier 1 risk-based capital ratio at the end of 1999 from the prior year end was primarily attributable to an increase in Tier 1 capital. This increase was due to both the issuance of common stock during 1999, which generated net proceeds of $55.1 million, and internally generated capital, primarily net income of $52.2 million. The Tier 1 leverage ratio also improved as of December 31, 1999 when compared to December 31, 1998, although not as significantly as the risk-based capital ratios, due to an increase in quarterly average total assets partially offsetting the increase in Tier 1 capital. Quarterly average total assets increased due to the strong growth in deposits during 1999.

    In an informal arrangement with Silicon Valley Bank's primary banking regulators, pursuant to a memorandum of understanding entered into in late September 1999, Silicon Valley Bank has agreed to maintain a Tier 1 leverage ratio of at least 7.25%. As of December 31, 1999, we were in compliance with this term of the memorandum of understanding

    Silicon's total risk-based capital ratio at the end of 1998 was unchanged from the prior year end and Tier 1 risk-based capital ratio was slightly higher than the prior year end, as growth in Tier 1 capital was offset by an increase in total assets. This increase in total assets was largely in lower risk-weighted categories and resulted from our strong deposit growth exceeding our loan growth during 1998. Our Tier 1 leverage ratio increased to 7.6% from 7.1% at December 31, 1997. This increase was partially achieved through the issuance of $40.0 million in cumulative trust preferred securities during 1998 through SVB Capital I.

Risk Factors

    OUR BUSINESS IS SUBJECT TO A NUMBER OF RISKS, INCLUDING THOSE DESCRIBED
     BELOW.

If a significant number of clients fail to perform under their loans, our business, profitability and financial condition would be adversely affected.

    As a lender, the largest risk we face is the possibility that a significant number of our client borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse affect on our business, profitability and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is dependent to a great extent on our experience and judgment. We cannot assure you that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile, and we may need to make material provisions for loan losses in any period, which could cause reduced net income or net losses in that period.

    Our loan portfolio has a credit profile different from that of most other banking companies. Many of our loans are made to companies in the early stages of development with negative cash flow and no established record of profitable operations. In some cases, repayment of the loan is dependent upon receipt of additional equity financing from venture capitalists or others. Collateral for many of the loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of a default. Because of the intense competition and rapid technological change which characterizes the companies in our technology and life sciences niche, a borrower's financial position can deteriorate rapidly. We also make loans which are larger relative to the revenues of the borrower than those made by traditional small business lenders, so the impact of any single borrower default may be more significant to us.

    Because of these characteristics, our level of nonperforming loans and loan charge-offs can be volatile and can vary materially from period to period. For example, our nonperforming loans totaled:

    - $28.5 million, or 1.7% of total loans, at December 31, 1999

    - $35.5 million, or 2.1% of total loans, at September 30, 1999

    - $47.4 million, or 3.0% of total loans, at June 30, 1999

    - $51.7 million, or 3.2% of total loans, at March 31, 1999

    - $19.9 million, or 1.2% of total loans, at December 31, 1998

    Changes in our level of nonperforming loans may require us to make material provisions for loan losses in any period, which could reduce our net income or cause net losses in that period. For example, our provision for loan losses was $12.1 million for the three months ended December 31, 1999 and $52.4 million for the year ended December 31, 1999, as compared to $17.1 million and $37.2 million, respectively, for the comparable 1998 periods.

If the amount of capital available to start-up and emerging growth companies decreases, it could adversely affect our business, profitability and growth prospects.

    Our strategy has focused on providing banking products and services to start-up and emerging growth companies receiving financial support from sophisticated investors, including venture capital, "angel" and corporate investors. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or "angel"-backed client will receive a second or third round of equity infusion from investors. If the amount of capital available to start-up and emerging growth companies decreases, it is likely that the number of our new clients and the financial support investors provide to our existing borrowers would decrease which could have an adverse effect on our business, profitability and growth prospects. Among the factors that could affect the amount of capital available to start-up and emerging growth companies is the receptivity of the capital markets to initial public offerings or mergers and acquisitions of companies within our technology and life sciences niche, the availability and return on alternative investments and general economic conditions in the technology and life sciences industries.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business. We are currently party to a memorandum of understanding with our primary banking regulators which requires us to increase capital and restricts our ability to declare dividends and take other actions without regulatory consent.

    Silicon and Silicon Valley Bank are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders or security holders. Federal laws and regulations limit the activities in which Silicon may engage as a bank holding company. In addition, both Silicon and Silicon Valley Bank are required to maintain certain minimum levels of capital. Federal and state banking regulators possess broad powers to take supervisory action as they deem appropriate with respect to Silicon Valley Bank and Silicon. Supervisory actions (such as the memorandum of understanding described in the next paragraph) can result in higher capital requirements, higher insurance premiums and limitations on the activities of Silicon or Silicon Valley Bank which could have a material adverse effect on our business and profitability.

    Silicon Valley Bank is currently addressing issues raised by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. In an informal arrangement with these regulators pursuant to a memorandum of understanding entered into in September 1999, Silicon Valley Bank has agreed to maintain a Tier 1 leverage ratio of at least 7.25%. Silicon Valley Bank's Tier 1 leverage ratio was 7.9% at December 31, 1999. Silicon Valley Bank has also committed to further enhance its credit review and monitoring procedures and submit regular reports to the regulators regarding credit quality. We will continue to pursue various strategies to comply with the memorandum of understanding, including emphasizing off-balance sheet private label mutual fund products to slow growth in deposits and restraining growth in our average assets. However, if we fail to comply with our understanding with the regulators, we could be subject to additional regulatory action which could have an adverse effect on our growth and profitability.

    As part of the memorandum of understanding, Silicon Valley Bank has agreed to seek regulatory approval before making dividend payments to Silicon. Silicon has also been directed to seek regulatory approval before declaring cash dividends or dividends in kind, or repurchasing outstanding stock. We have not paid dividends on our common stock since 1992 and do not anticipate paying dividends on, or repurchasing, our common stock in the foreseeable future. We received regulatory approval to make the March 15, 2000 quarterly distribution on our 8.25% cumulative trust preferred securities from cash which was available at Silicon. If we do not receive approval to make future distributions on these securities, we will be required to defer payment in accordance with the terms of these securities. While the terms of the cumulative trust preferred securities allow us to defer distributions for up to 20 consecutive quarters without triggering any event of default, we cannot predict what effect any deferral would have on our future ability to raise funds in the fixed income securities markets. Silicon will also need regulatory approval before incurring debt, which could reduce our financial flexibility, and before entering into agreements to acquire entities or portfolios. This latter restriction could reduce our operational flexibility in the few cases where we are not already legally required to seek prior regulatory approval for acquisitions.

Our currently existing unrealized warrant and venture capital fund portfolio gains may never be realized.

    We have historically obtained rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities. We also have made investments in venture capital funds from time to time. We may not be able to realize gains from these equity instruments in future periods, or our realized gains may be materially less than the current level of unrealized gains disclosed in this filing, due to fluctuations in the market prices of the underlying common stock of these companies. The timing and amount of income, if any, from the disposition of client warrants and venture capital fund investments typically depend upon factors beyond our control, including the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. Therefore, we cannot predict future gains with any degree of accuracy and any gains are likely to vary materially from period to period. In addition, a significant portion of the income we realize from the disposition of client warrants and venture capital fund investments may be offset by expenses related to our efforts to build an infrastructure sufficient to support our present and future business activities, as well as by expenses incurred in evaluating and pursuing new business opportunities, or by increases to our provision for loan losses.

Public offerings and mergers and acquisitions involving our clients can cause loans to be paid off early, which could adversely affect our business and profitability. We experienced only modest loan growth in 1999, primarily as a result of this phenomenon.

    While an active market for public equity offerings and mergers and acquisitions generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering or are acquired or merge with another company. Any significant reduction in our outstanding loans could have a material adverse effect on our business and profitability. Our total loans, net of unearned income, at December 31, 1999, were $1.6 billion, relatively unchanged from the prior year end. While we continue to generate new loans in most of our technology and life sciences and special industry niche practices, as well as in specialized lending products, many of our clients, primarily in the technology and life sciences niche practice, have received significant cash inflows from the capital markets and venture capital community. Consequently, we have experienced higher than normal loan paydowns and payoffs, which has caused our total loans to remain relatively unchanged during 1999.

Our current level of interest rate spread may decline in the future. Any material reduction in our interest spread could have a material impact on our business and profitability.

    A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates we receive on interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio. Interest rates are highly sensitive to many factors that are beyond our control, such as inflation, recession, global economic disruptions, and unemployment. In late 1999, we reduced the interest rates which we pay on deposits, despite a generally increasing trend in domestic interest rates, and our rates are now lower than those of some of our competitors. We reduced our rates as part of our balance sheet management efforts. In the future, we may be required to increase our deposit rates to attract deposits. We cannot assure you that our current level of interest rate spread will not decline in the future. Any material decline would have a material adverse effect on our business and profitability.

Adverse changes in domestic or global economic conditions, especially in the technology sector, could have a material adverse effect on our business, growth and profitability.

    If conditions worsen in the domestic or global economy, especially in the technology sector, our business, growth and profitability are likely to be materially adversely affected. Our technology clients would be harmed by any global economic slowdown, as their businesses are often dependent upon international suppliers and international sales. They would also be harmed if the U.S. economy were to decline, as most of their sales generally are made domestically. They may be particularly sensitive to any disruption in the growth of the technology sector of the U.S. economy. To the extent that our clients' underlying business is harmed, they are more likely to default on their loans.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

    We rely on experienced client relationship managers and on officers and employees with strong relationships with the venture capital community to generate new business. If a significant number of these employees were to leave us, our growth and profitability could be adversely affected. We believe that our employees frequently have opportunities for alternative employment with competing financial institutions and with our clients.

We cannot assure you that we will be able to maintain our historical levels of profitability in the face of sustained competitive pressures.

    We cannot assure you that we will be able to maintain our historical levels of profitability in the face of sustained competitive pressures. Other banks and specialty and diversified financial services companies, many of which are larger and better capitalized than we are, offer lending, leasing and other financial products to our customer base. In some cases, our competitors focus their marketing on our niche practice areas and seek to increase their lending and other financial relationships with technology companies, early stage growth companies or special industries such as wineries or real estate. In other cases, our competitors may offer a financial product which provides an alternative to one of the products we offer to all our customers. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges.

The price of our common stock may decrease rapidly.

    The market price of our common stock could decrease in price rapidly at any time. The market price of our common stock has fluctuated in recent years. Since January 1, 1998, the market price of our common stock has ranged from a low of $10.31 per share to a high of $55.22 per share. Fluctuations may occur, among other reasons, in response to:

    - operating results;

    - announcements by competitors;

    - economic changes;

    - general market conditions; and

    - legislative and regulatory changes.

The trading price of our common stock may continue to be subject to wide fluctuations in response to the factors set forth above and other factors, many of which are beyond our control. The stock market in recent years has experienced extreme price and trading volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. We believe that investors should consider the likelihood of these market fluctuations before investing in our common stock.

Litigation could have a material adverse effect on our business, growth and profitability.

    Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us and/or Silicon Valley Bank. Based upon information available to us, our review of such claims to date and consultation with our legal counsel, we believe the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position or results of operations. However, future legal claims could have a material adverse effect on our business and profitability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

                                     [LOGO]

The Board of Directors and Stockholders
Silicon Valley Bancshares:

    We have audited the accompanying consolidated balance sheets of Silicon Valley Bancshares and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon Valley Bancshares and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Mountain View, California
January 20, 2000

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    December 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                               (Dollars in thousands,
                                                                  except par value)
                                        Assets

Cash and due from banks.....................................  $  278,061    $  123,001
Federal funds sold and securities purchased under agreement
  to resell.................................................     898,041       399,202
Investment securities, at fair value........................   1,747,408     1,397,502
Loans, net of unearned income...............................   1,623,005     1,611,921
Allowance for loan losses...................................     (71,800)      (46,000)
                                                              ----------    ----------
Net loans...................................................   1,551,205     1,565,921
Premises and equipment......................................      10,742        11,354
Other real estate owned.....................................          --           664
Accrued interest receivable and other assets................     110,941        47,808
                                                              ----------    ----------
Total assets................................................  $4,596,398    $3,545,452
                                                              ==========    ==========

                         Liabilities and Stockholders' Equity

Liabilities:
Deposits:
  Noninterest-bearing demand................................  $1,928,100    $  921,790
  NOW.......................................................      43,643        19,978
  Money market..............................................   1,845,377     2,185,359
  Time......................................................     292,285       142,626
                                                              ----------    ----------
Total deposits..............................................   4,109,405     3,269,753
Other liabilities...........................................      79,606        21,349
                                                              ----------    ----------
Total liabilities...........................................   4,189,011     3,291,102
                                                              ----------    ----------
Company obligated mandatorily redeemable trust preferred
  securities of subsidiary trust holding solely junior
  subordinated debentures (trust preferred securities)......      38,537        38,485

Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares
  authorized; none outstanding
Common stock, $0.001 par value, 60,000,000 shares
  authorized; 22,400,368 and 20,711,915 shares outstanding
  at December 31, 1999 and 1998, respectively...............          22            21
Additional paid-in capital..................................     153,440        94,108
Retained earnings...........................................     176,053       123,855
Unearned compensation.......................................      (2,327)       (4,191)
Accumulated other comprehensive income:
  Net unrealized gains on available-for-sale investments....      41,662         2,072
                                                              ----------    ----------
Total stockholders' equity..................................     368,850       215,865
                                                              ----------    ----------
Total liabilities and stockholders' equity..................  $4,596,398    $3,545,452
                                                              ==========    ==========

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    Years Ended December 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                                     (Dollars in thousands,
                                                                   except per share amounts)
Interest income:
  Loans.....................................................   $162,973     $139,136     $106,840
  Investment securities.....................................     87,692       64,787       41,868
  Federal funds sold and securities purchased under
    agreement to resell.....................................     31,204       21,305       17,264
                                                               --------     --------     --------
Total interest income.......................................    281,869      225,228      165,972
                                                               --------     --------     --------
Interest expense:
  Deposits..................................................     76,430       78,609       55,148
  Other borrowings..........................................         --            4           --
                                                               --------     --------     --------
Total interest expense......................................     76,430       78,613       55,148
                                                               --------     --------     --------
Net interest income.........................................    205,439      146,615      110,824
Provision for loan losses...................................     52,407       37,159       10,067
                                                               --------     --------     --------
Net interest income after provision for loan losses.........    153,032      109,456      100,757
                                                               --------     --------     --------
Noninterest income:
  Disposition of client warrants............................     33,003        6,657        5,480
  Letter of credit and foreign exchange income..............     14,027        7,397        4,512
  Client investment fees....................................      4,529          473          299
  Deposit service charges...................................      2,764        1,730        1,772
  Investment gains..........................................      1,056        5,240           90
  Other.....................................................      3,476        1,665        1,112
                                                               --------     --------     --------
Total noninterest income....................................     58,855       23,162       13,265
                                                               --------     --------     --------
Noninterest expense:
  Compensation and benefits.................................     75,896       44,232       40,084
  Professional services.....................................     11,766        9,876        6,710
  Net occupancy expense.....................................      6,689        5,195        3,410
  Business development and travel...........................      6,644        6,025        4,514
  Furniture and equipment...................................      6,178        6,667        3,620
  Trust preferred securities distributions..................      3,300        2,012           --
  Postage and supplies......................................      2,582        2,225        1,600
  Advertising and promotion.................................      2,285        2,215        1,448
  Telephone.................................................      1,846        2,157        1,444
  Cost of other real estate owned...........................        268       (1,214)          76
  Other.....................................................      8,205        4,255        3,395
                                                               --------     --------     --------
Total noninterest expense...................................    125,659       83,645       66,301
                                                               --------     --------     --------
Income before income tax expense............................     86,228       48,973       47,721
Income tax expense..........................................     34,030       20,117       20,043
                                                               --------     --------     --------
Net income..................................................   $ 52,198     $ 28,856     $ 27,678
                                                               ========     ========     ========
Basic earnings per share....................................   $   2.53     $   1.42     $   1.43
Diluted earnings per share..................................   $   2.46     $   1.38     $   1.36
                                                               ========     ========     ========

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                    Years Ended December 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                                     (Dollars in thousands)
Net income..................................................   $ 52,198     $ 28,856     $ 27,678
Other comprehensive income/(loss), net of tax:
  Change in unrealized gains/(losses) on available-for-sale
    investments:
    Unrealized holding gains arising during the period......     60,196        6,672        3,194
    Less: Reclassification adjustment for gains included in
      net income............................................    (20,606)      (7,019)      (3,231)
                                                               --------     --------     --------
Other comprehensive income/(loss)...........................     39,590         (347)         (37)
                                                               --------     --------     --------
Comprehensive income........................................   $ 91,788     $ 28,509     $ 27,641
                                                               ========     ========     ========

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            Years Ended December 31, 1999, 1998, and 1997
                                     --------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                          Common Stock        Additional                                   Other
                                     ----------------------    Paid-in      Retained      Unearned     Comprehensive
                                       Shares       Amount     Capital      Earnings    Compensation      Income         Total
                                     -----------   --------   ----------   ----------   ------------   -------------   ----------
                                                                        (Dollars in thousands)
Balance at December 31, 1996.......  18,659,986      $19       $ 65,949     $ 67,321      $  (345)        $ 2,456       $135,400
Common stock issued under employee
  benefit plans....................   1,280,488        1         12,890           --       (6,416)             --          6,475
Income tax benefit from stock
  options exercised and vesting of
  restricted stock.................          --       --          4,150           --           --              --          4,150
Net income.........................          --       --             --       27,678           --              --         27,678
Amortization of unearned
  compensation.....................          --       --             --           --          815              --            815
Other comprehensive income:
  Net change in unrealized gains/
    (losses) on available-for-sale
    investments....................          --       --             --           --           --             (37)           (37)
                                     ----------      ---       --------     --------      -------         -------       --------
Balance at December 31, 1997.......  19,940,474       20         82,989       94,999       (5,946)          2,419        174,481
                                     ----------      ---       --------     --------      -------         -------       --------
Common stock issued under employee
  benefit plans....................     771,441        1          7,953           --         (207)             --          7,747
Income tax benefit from stock
  options exercised and vesting of
  restricted stock.................          --       --          3,166           --           --              --          3,166
Net income.........................          --       --             --       28,856           --              --         28,856
Amortization of unearned
  compensation.....................          --       --             --           --        1,962              --          1,962
Other comprehensive income:
  Net change in unrealized gains/
    (losses) on available-for-sale
    investments....................          --       --             --           --           --            (347)          (347)
                                     ----------      ---       --------     --------      -------         -------       --------
Balance at December 31, 1998.......  20,711,915       21         94,108      123,855       (4,191)          2,072        215,865
                                     ----------      ---       --------     --------      -------         -------       --------
Issuance of common stock, net of
  offering costs of $3.7 million...   1,400,000        1         55,071           --           --              --         55,072
Common stock issued under employee
  benefit plans....................     288,453       --          3,512           --           97              --          3,609
Income tax benefit from stock
  options exercised and vesting of
  restricted stock.................          --       --            749           --           --              --            749
Net income.........................          --       --             --       52,198           --              --         52,198
Amortization of unearned
  compensation.....................          --       --             --           --        1,767              --          1,767
Other comprehensive income:
  Net change in unrealized gains/
    (losses) on available-for-sale
    investments....................          --       --             --           --           --          39,590         39,590
                                     ----------      ---       --------     --------      -------         -------       --------
Balance at December 31, 1999.......  22,400,368      $22       $153,440     $176,053      $(2,327)        $41,662       $368,850
                                     ==========      ===       ========     ========      =======         =======       ========

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31,
                                                              ------------------------------------------
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
                                                                        (Dollars in thousands)
Cash flows from operating activities:
  Net income................................................  $    52,198    $    28,856    $    27,678
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan losses...............................       52,407         37,159         10,067
    Depreciation and amortization...........................        3,266          1,837          1,334
    Net gain on sales of investment securities..............       (1,056)        (5,240)           (90)
    Net gain on sales of other real estate owned............           --         (1,298)           (45)
    Increase in accrued interest receivable.................      (12,474)        (1,570)        (7,519)
    Deferred income tax benefit.............................      (11,989)        (5,346)        (1,358)
    Increase (decrease) in unearned income..................       (1,436)         1,993          2,351
    Other, net..............................................       (2,894)         5,024            965
                                                              -----------    -----------    -----------
Net cash provided by operating activities...................       78,022         61,415         33,383
                                                              -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from maturities and paydowns of investment
    securities..............................................    1,130,975      1,810,770      1,149,471
  Proceeds from sales of investment securities..............      577,773        850,879        139,451
  Purchases of investment securities........................   (1,992,948)    (3,033,517)    (1,671,449)
  Net increase in loans.....................................      (44,156)      (470,392)      (323,909)
  Proceeds from recoveries of charged off loans.............        7,901          2,264          4,169
  Net proceeds from sales of other real estate owned........          400          1,323          1,304
  Purchases of premises and equipment.......................       (2,654)        (8,909)        (1,691)
                                                              -----------    -----------    -----------
Net cash applied to investing activities....................     (322,709)      (847,582)      (702,654)
                                                              -----------    -----------    -----------
Cash flows from financing activities:
  Net increase in deposits..................................      839,652        837,347        658,103
  Proceeds from issuance of common stock, net of issuance
    costs...................................................       58,934          5,706          4,823
  Proceeds from issuance of trust preferred securities, net
    of issuance costs.......................................           --         38,485             --
                                                              -----------    -----------    -----------
Net cash provided by financing activities...................      898,586        881,538        662,926
                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents........      653,899         95,371         (6,345)
Cash and cash equivalents at January 1,.....................      522,203        426,832        433,177
                                                              -----------    -----------    -----------
Cash and cash equivalents at December 31,...................  $ 1,176,102    $   522,203    $   426,832
                                                              ===========    ===========    ===========
Supplemental disclosures:
  Interest paid.............................................  $    76,250    $    78,445    $    54,891
  Income taxes paid.........................................  $    54,760    $    16,900    $    19,772
Non-cash investing activities:
  Transfer of loans to other real estate owned and other
    foreclosed assets.......................................  $        --    $        --    $     1,169
                                                              ===========    ===========    ===========

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the "Company") conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 1998 and 1997 consolidated financial statements to conform to the 1999 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

NATURE OF OPERATIONS

    Silicon Valley Bancshares is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in California, and additionally has loan offices in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves emerging growth and middle-market companies in targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)
FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $291,000 and $202,000 at December 31, 1999 and 1998, respectively.

INVESTMENT SECURITIES

    Investment securities are classified as either "available-for-sale," "held-to-maturity" or "trading" upon acquisition.

    Securities that are held to meet investment objectives such as interest rate risk and liquidity management, but which may be sold by the Company as needed to implement management strategies, are classified as available-for-sale and are accounted for at fair value. The Company records unrealized gains or losses on warrant, equity and venture capital fund investments upon the establishment of a readily determinable fair value of the underlying security. Unrealized gains and losses on available-for-sale securities, after applicable taxes, are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Currently, all securities held by the Company are classified as available-for-sale.

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

LOANS

    Loans are reported at the principal amount outstanding, net of unearned income. Unearned income includes both deferred loan origination and commitment fees and costs. The net amount of unearned

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (Continued) income is amortized into loan interest income over the contractual terms of the underlying loans and commitments using the interest method or the straight-line method, if not materially different.

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

NONACCRUAL LOANS

    Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" require the Company to measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement.

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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1.  SIGNIFICANT ACCOUNTING POLICIES (Continued)
PREMISES AND EQUIPMENT

    Premises and equipment are reported at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. This time period may range from one to 10 years. The Company had no capitalized lease obligations at December 31, 1999 and 1998.

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

COMMON STOCK SPLIT

    On March 19, 1998, the Company's Board of Directors approved a two-for-one stock split to stockholders of record at the close of business April 17, 1998, effective May 1, 1998. All per share and shares outstanding data in the accompanying consolidated financial statements have been restated to reflect the stock split.

EARNINGS PER SHARE

    The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if financial instruments or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

SEGMENT REPORTING

    Management views the Company as one operating segment, therefore, separate reporting of financial segment information is not considered necessary. Management approaches the Company's principal subsidiary, the Bank, as one business enterprise which operates in a single economic environment, since the

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (Continued) products and services, types of customers and regulatory environment all have similar economic characteristics.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company has not completed its assessment of the impact of SFAS No. 133, as amended, on its consolidated financial position or results of operations. The Company expects to adopt this statement on January 1, 2001.

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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

2.  EARNINGS PER SHARE

    The following is a reconciliation of basic EPS to diluted EPS for the years ended December 31, 1999, 1998 and 1997:

                                                                  Years Ended December 31,
                                                                     1999, 1998 and 1997
                                                              ---------------------------------
                                                                                      Per Share
                                                              Net Income    Shares     Amount
                                                              ----------   --------   ---------
                                                              (Dollars and shares in thousands,
                                                                  except per share amounts)
1999:
Basic EPS:
Income available to common stockholders.....................   $52,198      20,629      $2.53
Effect of Dilutive Securities:
Stock options and restricted stock..........................        --         630         --
                                                               -------      ------      -----
Diluted EPS:
Income available to common stockholders plus assumed
  conversions...............................................   $52,198      21,259      $2.46
                                                               =======      ======      =====
1998:
Basic EPS:
Income available to common stockholders.....................   $28,856      20,268      $1.42
Effect of Dilutive Securities:
Stock options and restricted stock..........................        --         655         --
                                                               -------      ------      -----
Diluted EPS:
Income available to common stockholders plus assumed
  conversions...............................................   $28,856      20,923      $1.38
                                                               =======      ======      =====
1997:
Basic EPS:
Income available to common stockholders.....................   $27,678      19,370      $1.43
Effect of Dilutive Securities:
Stock options and restricted stock..........................        --         968         --
                                                               -------      ------      -----
Diluted EPS:
Income available to common stockholders plus assumed
  conversions...............................................   $27,678      20,338      $1.36
                                                               =======      ======      =====

3.  RESTRICTIONS ON CASH BALANCES

   The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The minimum required reserve amounts were $16.0 million and $4.7 million at December 31, 1999 and 1998, respectively. The average required reserve balance totaled $7.0 million in 1999 and $4.2 million in 1998

4.  SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Securities purchased under agreement to resell outstanding at December 31, 1999 consisted of U.S. agency securities. At other times during the year, these securities also consisted of U.S. Treasury securities. The securities underlying the agreement are book-entry securities in the Bank's account at a correspondent bank. Securities purchased under agreement to resell totaled $817.8 million at December 31, 1999, averaged $335.2 million in 1999, and the maximum amount outstanding at any month-end during 1999 was $817.8 million.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

5.  INVESTMENT SECURITIES

    All investment securities were classified as available-for-sale at December 31, 1999 and 1998. The Company did not maintain a trading portfolio during 1999 or 1998. The following tables detail the major components of the Company's investment securities portfolio at December 31, 1999 and 1998.

                                                                               December 31, 1999
                                                              ---------------------------------------------------
                                                                              Gross        Gross
                                                               Amortized    Unrealized   Unrealized
                                                                 Cost         Gains        Losses     Fair Value
                                                              -----------   ----------   ----------   -----------
                                                                            (Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities....................................  $   30,001           --     $   (203)   $   29,798
U.S. agencies and corporations:
  Discount notes and bonds..................................     875,682           --      (20,112)      855,570
  Mortgage-backed securities................................     168,318           --       (6,496)      161,822
  Collateralized mortgage obligations.......................     234,538           --      (12,586)      221,952
Obligations of states and political subdivisions............     201,434     $     23       (5,061)      196,396
Commercial paper and other debt securities..................     117,084           --           --       117,084
Money market mutual funds...................................      27,103           --           --        27,103
Warrant securities..........................................         204       68,154           --        68,358
Venture capital fund investments............................      10,061       42,500           --        52,561
Other private equity investments............................       2,122        2,306           --         4,428
Federal Reserve Bank stock and tax credit funds.............      12,336           --           --        12,336
                                                              ----------     --------     --------    ----------
Total.......................................................  $1,678,883     $112,983     $(44,458)   $1,747,408
                                                              ==========     ========     ========    ==========

                                                                               December 31, 1998
                                                              ---------------------------------------------------
                                                                              Gross        Gross
                                                               Amortized    Unrealized   Unrealized
                                                                 Cost         Gains        Losses     Fair Value
                                                              -----------   ----------   ----------   -----------
                                                                            (Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities....................................  $   40,977     $     80     $     (8)   $   41,049
U.S. agencies and corporations:
  Discount notes and bonds..................................     497,046          970           --       498,016
  Mortgage-backed securities................................     124,759          691         (391)      125,059
  Collateralized mortgage obligations.......................     154,990          415         (256)      155,149
Obligations of states and political subdivisions............     514,508        1,339          (77)      515,770
Commercial paper and other debt securities..................      48,383           87           (6)       48,464
Warrant securities..........................................           1          669           --           670
Venture capital fund investments............................       5,359           --           --         5,359
Other private equity investments............................         569           --           --           569
Federal Reserve Bank stock and tax credit funds.............       7,397           --           --         7,397
                                                              ----------     --------     --------    ----------
Total.......................................................  $1,393,989     $  4,251     $   (738)   $1,397,502
                                                              ==========     ========     ========    ==========

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

5.  INVESTMENT SECURITIES (Continued)
    The amortized cost and fair value of investment securities classified as available-for-sale at December 31, 1999, categorized by remaining contractual maturity, are shown below. Expected remaining maturities of mortgage-backed securities, collateralized mortgage obligations and callable U.S. agency securities will generally differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Warrant securities, venture capital fund investments, other private equity investments, Federal Reserve Bank stock, and tax credit funds were included in the table below as due after ten years.

                                                                  December 31, 1999
                                                              -------------------------
                                                               Amortized
                                                                 Cost       Fair Value
                                                              -----------   -----------
                                                               (Dollars in thousands)
Due in one year or less.....................................  $  225,590    $  225,444
Due after one year though five years........................     874,370       853,349
Due after five years through ten years......................     124,250       118,913
Due after ten years.........................................     454,673       549,702
                                                              ----------    ----------
Total.......................................................  $1,678,883    $1,747,408
                                                              ==========    ==========

    Investment securities with a fair value of $36.8 million and $42.2 million at December 31, 1999 and 1998, respectively, were pledged to secure certain public deposits and a line of credit at the Federal Reserve Bank of San Francisco discount window.

    Sales of available-for-sale investment securities resulted in the Company realizing gross gains of $2.0 million, $5.3 million and $0.2 million, and gross losses of $1.0 million, $0.1 million and $0.1 million in 1999, 1998 and 1997, respectively.

6.  LOANS AND THE ALLOWANCE FOR LOAN LOSSES

    The detailed composition of loans, net of unearned income of $8.6 million and $10.0 million at December 31, 1999 and 1998, respectively, is presented in the following table:

                                                                    December 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                               (Dollars in thousands)
Commercial..................................................  $1,414,728    $1,429,980
Real estate construction....................................      76,209        74,023
Real estate term............................................      67,738        60,841
Consumer and other..........................................      64,330        47,077
                                                              ----------    ----------
Total loans.................................................  $1,623,005    $1,611,921
                                                              ==========    ==========

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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

6.  Loans and the Allowance for Loan Losses (Continued)

    As of December 31, 1999, there was no single industry sector (as identified by Standard Industrial Codes) which represented more than 10% of the Company's loan portfolio.

    The activity in the allowance for loan losses is summarized below:

                                                                 Years Ended December 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (Dollars in thousands)
Balance at January 1,.......................................  $46,000    $37,700    $32,700
Provision for loan losses...................................   52,407     37,159     10,067
Loans charged off...........................................  (34,508)   (31,123)    (9,236)
Recoveries..................................................    7,901      2,264      4,169
                                                              -------    -------    -------
Balance at December 31,.....................................  $71,800    $46,000    $37,700
                                                              =======    =======    =======

    The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $27.6 million and $19.4 million at December 31, 1999 and 1998, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $14.9 million at December 31, 1999 and $4.4 million at December 31, 1998. Average impaired loans for 1999 and 1998 totaled $37.8 million and $26.2 million, respectively. If these loans had not been impaired, $1.4 million and $2.5 million in interest income would have been realized during the years ended December 31, 1999 and 1998, respectively. The Company realized no interest income on such impaired loans during 1999 or 1998.

7.  PREMISES AND EQUIPMENT

    Premises and equipment consist of the following:

                                                                   December 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (Dollars in thousands)
Cost:
  Furniture and equipment...................................    $11,067      $ 9,716
  Leasehold improvements....................................      7,626        6,962
                                                                -------      -------
Total cost..................................................     18,693       16,678
Accumulated depreciation and amortization...................     (7,951)      (5,324)
                                                                -------      -------
Premises and equipment-net..................................    $10,742      $11,354
                                                                =======      =======

    The Company is obligated under a number of noncancelable operating leases for premises that expire at various dates through May 2005, and in most instances, include options to renew or extend at market

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

7.  PREMISES AND EQUIPMENT (Continued)
rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases as of December 31, 1999:

Years Ended December 31,
------------------------
(Dollars in thousands)
2000........................................................  $ 4,251
2001........................................................    4,315
2002........................................................    4,325
2003........................................................    3,882
2004........................................................    3,444
After 2004..................................................    1,297
                                                              -------
Total.......................................................  $21,514
                                                              =======

    Rent expense for premises leased under operating leases totaled $3.8 million, $3.0 million and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

8.  DEPOSITS

    The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $258.1 million and $122.8 million at December 31, 1999 and 1998, respectively. At December 31, 1999, all time deposit accounts exceeding $100,000 were scheduled to mature within one year.

9.  TRUST PREFERRED SECURITIES

    In May 1998, the Company issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. The trust is a wholly owned consolidated subsidiary of the Company and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 8.25% per annum of the stated liquidation amount of $25 per preferred security. Distributions of $3.3 million and $2.0 million were paid for the years ended December 31, 1999 and 1998, respectively. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

    The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on June 15, 2028, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning June 15, 2003.

    Issuance costs of $1.6 million related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in June 2028.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

9.  TRUST PREFERRED SECURITIES (Continued)
    Based on the Nasdaq closing price, the fair value of the trust preferred securities totaled $29.6 million and $36.4 million as of December 31, 1999 and 1998, respectively.

10.  INCOME TAXES

    The components of the Company's provision for income taxes consist of the following:

                                                                 Years Ended December 31,
                                                              -------------------------------
                                                                1999        1998       1997
                                                              ---------   --------   --------
                                                                  (Dollars in thousands)
Current provision:
  Federal...................................................  $ 36,089    $19,649    $16,287
  State.....................................................     9,930      5,814      5,114
Deferred benefit:
  Federal...................................................   (10,198)    (4,629)    (1,328)
  State.....................................................    (1,791)      (717)       (30)
                                                              --------    -------    -------
Income tax expense..........................................  $ 34,030    $20,117    $20,043
                                                              ========    =======    =======

    A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is shown below.

                                                                       Years Ended
                                                                       December 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Federal statutory income tax rate...........................    35.0%      35.0%      35.0%
State income taxes, net of the federal tax effect...........     6.1        6.8        6.9
Tax-exempt interest income..................................    (2.0)      (2.0)      (1.1)
Other-net...................................................     0.4        1.3        1.2
                                                               -----      -----      -----
Effective income tax rate...................................    39.5%      41.1%      42.0%
                                                               =====      =====      =====

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

10.  INCOME TAXES (Continued)
    Deferred tax assets (liabilities) consist of the following:

                                                                   December 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (Dollars in thousands)
Deferred tax assets:
  Allowance for loan losses.................................    $28,138      $17,893
  Other reserves not currently deductible...................      3,661        3,651
  State income taxes........................................      3,522        1,733
  Depreciation and amortization.............................      1,891        1,884
                                                                -------      -------
Gross deferred tax assets...................................     37,212       25,161
Less: Valuation allowance...................................         --           --
                                                                -------      -------
Gross deferred tax assets, net of valuation allowance.......     37,212       25,161
                                                                -------      -------
Deferred tax liabilities:
  Other deferred tax liabilities............................       (123)         (61)
  Net unrealized gain on available-for-sale securities......    (26,861)      (1,441)
                                                                -------      -------
Gross deferred tax liabilities..............................    (26,984)      (1,502)
                                                                -------      -------
Net deferred tax assets.....................................    $10,228      $23,659
                                                                =======      =======

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

11.  COMPREHENSIVE INCOME

    Components of other comprehensive income/(loss) and the related income tax expense or benefit, consists of the following:

                                                                 Years Ended December 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (Dollars in thousands)
Change in unrealized gains/(losses) on available-for-sale
  investments:
  Unrealized holding gains arising during the period........  $99,498    $11,310    $ 5,507
  Related income tax expense................................  (39,302)    (4,638)    (2,313)
  Less: Reclassification adjustment for gains included in
    net income..............................................  (34,059)   (11,897)    (5,570)
  Related income tax benefit................................   13,453      4,878      2,339
                                                              -------    -------    -------
Other comprehensive income/(loss)...........................  $39,590    $  (347)   $   (37)
                                                              =======    =======    =======

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

12.  EMPLOYEE BENEFIT PLANS

   The Silicon Valley Bank 401(k) and Employee Stock Ownership Plan (the "Plan") is a combined 401(k) tax-deferred savings plan and employee stock ownership plan
(ESOP) in which all employees of the Company are eligible to participate.

    Employees participating in the 401(k) component of the Plan may elect to have a portion of their salary deferred and contributed to the Plan. The amount of salary deferred is not subject to federal or state income taxes at the time of deferral. The Company matches up to $1,000 of an employee's contributions in any plan year, with the Company's matching contribution vesting in equal annual increments over five years. The Company's matching 401(k) contributions totaled $0.6 million in 1999, $0.5 million in 1998 and $0.4 million in 1997.

    The Silicon Valley Bank Money Purchase Pension Plan (the "MPP Plan") guarantees a 5.0% quarterly contribution to all individuals that are employed by the Company on the first and last day of a fiscal quarter. The Company contributes cash in an amount equal to 5.0% of an eligible employee's quarterly base salary, less Internal Revenue Code (IRC) Section 401(k) and Section 125 deferrals. The MPP Plan contributions vest in equal annual increments over five years. The Company's contributions to the MPP Plan totaled $1.7 million in 1999, $1.1 million in 1998 and $0.9 million in 1997.

    Discretionary ESOP contributions, based on the Company's net income, are made by the Company to all eligible individuals employed by the Company on the last day of the fiscal year. The Company may elect to contribute cash, or the Company's common stock, in an amount not exceeding 10.0% of the eligible employee's base salary earned in the fiscal year, less IRC Section 401(k) and
Section 125 deferrals. The ESOP contributions vest in equal annual increments over five years. The Company's contributions to the ESOP totaled $3.1 million in 1999 and $1.7 million in 1997. In 1998, the Company did not make a discretionary ESOP contribution as net income for the year ended December 31, 1998 did not meet the thresholds set by the Company's Board of Directors at the beginning of 1998. At December 31, 1999, the ESOP owned 768,135 equivalent shares of the Company's common stock. All shares held by the ESOP are treated as outstanding shares in both the Company's basic and diluted earnings per share computations.

    The Company maintains an employee stock purchase plan (ESPP) under which participating employees may annually contribute up to 10.0% of their gross compensation to purchase shares of the Company's company stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees of the Company are eligible to participate in the ESPP. The ESPP is noncompensatory to the employees and results in no expense to the Company. For the first six-month offering period of 1999, 65,217 shares of the Company's common stock were issued at $14.48 per share, while 43,540 shares of the Company's common stock were issued at $21.04 per share for the second six-month offering period of 1999. At December 31, 1999, a total of 993,721 shares of the Company's common stock were reserved for future issuance under the ESPP Plan.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

12.  EMPLOYEE BENEFIT PLANS (Continued)
    The Company's 1997 Equity Incentive Plan (the "1997 Plan"), along with the Company's 1983 and 1989 stock option plans, provides for the granting of incentive and non-qualified stock options which entitle directors, employees and certain other parties to purchase shares of the Company's common stock at a price not less than 100% and 85% of the fair market value of the common stock on the date the option is granted for incentive and non-qualified stock options, respectively. Options may vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant. The following table provides stock option information related to the 1983 and 1989 stock option plans and the 1997 Plan:

                                                     1999                     1998                     1997
                                            ----------------------   ----------------------   ----------------------
                                                         Weighted-                Weighted-                Weighted-
                                                          Average                  Average                  Average
                                                         Exercise                 Exercise                 Exercise
                                              Shares       Price       Shares       Price       Shares       Price
                                            ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at January 1,.................  1,577,087     $17.56     1,905,108     $11.68     2,068,710     $ 6.25
  Granted.................................    530,000      18.64       381,090      29.12       828,000      17.08
  Exercised...............................   (155,993)      8.31      (616,631)      6.88      (918,712)      4.33
  Forfeited...............................    (49,465)     22.02       (92,480)     16.13       (72,890)     11.86
                                            ---------     ------     ---------     ------     ---------     ------
Outstanding at December 31,...............  1,901,629     $18.50     1,577,087     $17.56     1,905,108     $11.68
                                            =========     ======     =========     ======     =========     ======
Exercisable at December 31,...............    805,554     $14.74       670,987     $12.13       841,918     $ 8.07
                                            =========     ======     =========     ======     =========     ======

    The following table summarizes information about stock options outstanding as of December 31, 1999:

                                    Options Outstanding                    Options Exercisable
                        --------------------------------------------   ----------------------------
                                        Weighted-
                                         Average
                                        Remaining       Weighted-                      Weighted-
      Ranges of           Number       Contractual       Average         Number         Average
   Exercise Prices      Outstanding   Life in Years   Exercise Price   Exercisable   Exercise Price
---------------------   -----------   -------------   --------------   -----------   --------------
    $6.82-$11.50           148,548         0.67           $ 7.70         148,548         $ 7.70
     12.13-12.13           201,320         1.30            12.13         201,320          12.13
     12.88-15.75            73,169         3.37            13.76          61,544          13.38
     16.50-16.50           551,342         7.02            16.50         295,342          16.50
     17.88-17.88           431,000         9.06            17.88           7,500          17.88
     18.31-29.94           190,250         8.20            23.20          48,050          23.13
     30.06-30.06           243,500         8.59            30.06          24,000          30.06
     31.25-33.00            53,500         8.40            31.96          17,500          31.93
     37.06-37.06             7,000         8.54            37.06           1,750          37.06
     42.56-42.56             2,000         9.94            42.56              --             --
                         ---------         ----           ------         -------         ------
    $6.82-$42.56         1,901,629         6.61           $18.50         805,554         $14.74
                         =========         ====           ======         =======         ======

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

12.  EMPLOYEE BENEFIT PLANS (Continued)
    At December 31, 1999, options for 88,571 shares were available for future grant under the Company's 1997 plan. There were no shares available for future grant under the Company's 1983 and 1989 stock option plans.

    The Company's 1989 stock option plan and 1997 Plan also provide for the granting of shares of the Company's common stock to directors, employees and certain other parties. Shares granted to employees under these plans may be subject to certain vesting requirements and resale restrictions (restricted stock). For restricted stock, unearned compensation equivalent to the market value of the Company's common stock on the date of grant is charged to stockholders' equity and amortized into noninterest expense over the vesting term. In 1999, 25,700 shares of restricted stock were issued to employees at a weighted-average fair value of $20.68 per share. In 1998, 27,000 shares of restricted stock were issued to employees at a weighted-average fair value of $30.01 per share. In 1997, 220,600 shares of restricted stock were issued to employees at a weighted-average fair value of $27.95 per share. At December 31, 1999, there were 232,057 shares of restricted stock outstanding, and the vesting of these shares occurs at various periods through the year 2003.

    The Company recognized $1.8 million, $2.0 million and $0.8 million in employee stock-based compensation costs resulting from the amortization of unearned compensation related to restricted stock, stock options and other miscellaneous employee stock awards during 1999, 1998 and 1997, respectively.

    The Company adopted SFAS No. 123 effective January 1, 1996, but continues to account for employee and director stock-based compensation plans under the intrinsic value accounting methodology prescribed by APB Opinion No. 25. SFAS No. 123 requires that stock-based compensation to parties other than employees and directors be accounted for under the fair value method. Accordingly, no compensation cost has been recognized for the Company's stock option awards to employees and directors and for shares issued under the ESPP to employees in 1999, 1998 and 1997. The weighted-average fair values of options granted to employees, directors and certain other parties were $9.52, $12.39 and $8.16 per share in 1999, 1998 and 1997, respectively. Had compensation cost related to both the Company's stock option

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

12.  EMPLOYEE BENEFIT PLANS (Continued)
awards to employees and directors and to the ESPP been determined under the fair value method prescribed under SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share would have been the pro forma amounts indicated below.

                                                                     Years Ended December 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                              (Dollars in thousands, except per share
                                                                             amounts)
Net income:
  As reported...............................................     $52,198       $28,856       $27,678
  Pro forma.................................................      48,149        26,344        24,892
Basic earnings per share:
  As reported...............................................       $2.53         $1.42         $1.43
  Pro forma.................................................        2.33          1.30          1.29
Diluted earnings per share:
  As reported...............................................       $2.46         $1.38         $1.36
  Pro forma.................................................        2.30          1.27          1.23

    The fair value of the stock option grants in 1999, 1998 and 1997 used in determining the pro forma net income and the basic and diluted earnings per share amounts indicated above were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                           Years Ended December 31,
                                                                     ------------------------------------
                                                                        1999         1998         1997
                                                                     ----------   ----------   ----------
Dividend yield..............................................                --%          --%          --%
Expected life of options in years...........................                 5            5            5
Expected volatility of the Company's underlying common
  stock.....................................................              49.7%        39.5%        44.7%
Expected risk-free interest rate............................               6.3%         5.3%         6.3%

    The expected volatility of the Company's underlying common stock and the expected risk-free interest rate were calculated using a term commensurate with the expected life of the options.

    Compensation expense related to the ESPP in 1999, 1998 and 1997, used in determining the pro forma net income and basic and diluted earnings per share amounts indicated above, was equal to the difference between the fair value of the Company's common stock when issued under the ESPP and the actual price paid by employees to acquire the common stock.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

13.  RELATED PARTIES

    Certain directors and employees have loan balances outstanding with the Company at December 31, 1999 and 1998. These loans have primarily been granted by the Company for the purpose of assisting employee relocations, and typically include terms more favorable than those prevailing at the time for comparable transactions with other borrowers.

                                                                  Years Ended
                                                                 December 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (Dollars in
                                                                  thousands)
Balance at January 1,.......................................   $  955     $  250
Loan proceeds disbursed.....................................    1,100      1,005
Loan repayments.............................................     (370)      (300)
                                                               ------     ------
Balance at December 31,.....................................   $1,685     $  955
                                                               ======     ======

    The Silicon Valley Bank Foundation (the "Foundation") was established by the Company in 1995 to maintain good corporate citizenship in its communities. The Foundation is funded entirely by the Company, and received contributions from the Company totaling $2.1 million in 1999 and $0.1 million 1998 and 1997, respectively.

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

COMMITMENTS TO EXTEND CREDIT

    A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the customer upon the Company issuing the commitment. As of December 31, 1999 and 1998, the Company had $1.2 billion and $859.2 million of unused loan commitments available to customers, of which $132.3 million and $126.2 million had a fixed interest rate, respectively. The Company's exposure arising from interest rate risk associated with fixed rate loan commitments is not considered material. Commitments which are unavailable for funding due to customers not meeting all collateral, compliance and financial covenants required under

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued) loan commitment agreements totaled $1.6 billion and $1.7 billion at December 31, 1999 and 1998, respectively. The Company's potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. The Company uses the same credit approval and monitoring process in extending loan commitments as it does in making loans. The actual liquidity needs or the credit risk that the Company has experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. The Company evaluates each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management's evaluation of the adequacy of the allowance for loan losses.

COMMERCIAL AND STANDBY LETTERS OF CREDIT

    Commercial and standby letters of credit represent conditional commitments issued by the Company on behalf of a customer to guarantee the performance of the customer to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by customers and are typically short-term in nature. Standby letters of credit are typically issued as a credit enhancement for clients' contractual obligations to third parties such as landlords. Letters of credit have fixed expiration dates and generally require a fee paid by the customer upon the Company issuing the commitment. Fees generated from these letters of credit are recognized in noninterest income over the commitment period. At December 31, 1999 and 1998, commercial and standby letters of credit totaled a combined $289.9 million and $151.3 million, respectively.

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

FOREIGN EXCHANGE FORWARD CONTRACTS

    The Company enters into foreign exchange forward contracts with customers involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the customer need. The Company enters into offsetting foreign exchange forward contracts with correspondent banks to hedge against the risk of fluctuations in foreign currency exchange rates related to the foreign exchange forward contracts entered into with its customers. These contracts are short-term in nature, typically expiring in less than 90 days. At December 31, 1999 and 1998, the notional amounts of these contracts totaled $32.4 million and $77.1 million, respectively. The maximum credit exposure for

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (Continued) counterparty nonperformance for foreign exchange forward contracts with both customers and correspondent banks amounted to $0.2 million at December 31, 1999 and $2.1 million at December 31, 1998. The Company has incurred no losses from counterparty nonperformance and anticipates performance by all counterparties to such foreign exchange forward contracts.

INTEREST RATE SWAP AGREEMENTS

    During the fourth quarter of 1998, the Company entered into an interest rate swap agreement with a maturity of one year in order to manage its exposure to market interest rate movements by effectively converting a portion of its interest-earning assets from variable rate to fixed rate. In the first quarter of 1999, this agreement was amended to extend the maturity to March 13, 2000. The face value of the interest rate swap at December 31, 1999 was $150.0 million. This agreement involves the exchange of variable rate payments for fixed rate payments without the exchange of the underlying face value. Under this agreement, the Company will receive fixed interest payments at a rate of 7.765% and will pay variable rate interest payments, based on the average three-month U.S. Prime Rate. The U.S. Prime Rate at December 31, 1999 was 8.50%. Interest rate differentials paid or received under this agreement are recognized as an adjustment to interest income. The notional amount does not represent the amount exchanged by the parties, and thus is not a measure of exposure of the Company. The amounts exchanged are based on the notional amount and other terms of the swap. The average variable rates are subject to change over time as the U.S. Prime Rate fluctuates. The counterparty to the swap agreement is Bank of America National Trust and Savings Association. The Company is exposed to credit losses from counterparty nonperformance, but does not anticipate any losses from this agreement. The Company does not hold interest rate swap agreements for trading purposes.

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

    Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for most of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management's estimates of the values, and they are often calculated based on current pricing policies, the economic and competitive environment, the characteristics of the financial instruments, expected losses, and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment, and

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

15. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued) do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets, and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.

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

    Loans: The fair value of fixed and variable rate loans is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans and the forward yield curve.

    Deposits: The fair value of deposits is calculated by discounting the deposit balances using the Company's cost of borrowing funds in the market and the forward yield curve. The deposit portfolio was segregated by core and non-core deposits. In addition, the duration and interest rate sensitivity of the individual deposit accounts was taken into account in determining the fair value. The December 31, 1998 estimated fair values were restated to reflect a similar valuation.

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

    Limitations: The information presented herein is based on pertinent information available to the Company as of December 31, 1999 and 1998, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year end and the estimated fair values of these financial instruments may have changed significantly since that point in time.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
    The estimated fair values of the Company's financial instruments at December 31, 1999 and 1998 are presented below. Bracketed amounts in the estimated fair value columns represent estimated cash outflows required to settle the obligations at market rates as of the respective reporting dates.

                                                                                 December 31,
                                                             -----------------------------------------------------
                                                                       1999                        1998
                                                             -------------------------   -------------------------
                                                              Carrying      Estimated     Carrying      Estimated
                                                               Amount      Fair Value      Amount      Fair Value
                                                             -----------   -----------   -----------   -----------
                                                                            (Dollars in thousands)
Financial Assets:
  Cash and due from banks..................................  $  278,061    $  278,061    $  123,001    $  123,001
  Federal funds sold and securities purchased under
    agreement to resell....................................     898,041       898,041       399,202       399,202
  Investment securities, at fair value.....................   1,747,408     1,747,408     1,397,502     1,397,502
  Net loans................................................   1,551,205     1,555,729     1,565,921     1,598,052
Financial Liabilities:
  Noninterest-bearing demand deposits......................   1,928,100     1,671,647       921,790       829,553
  NOW deposits.............................................      43,643        39,245        19,978        18,647
  Money market deposits....................................   1,845,377     1,735,982     2,185,359     2,124,151
  Time deposits............................................     292,285       291,412       142,626       142,806
Off-Balance Sheet Financial Instruments:
  Foreign exchange forward contracts-receive...............          --        16,238            --        40,193
  Foreign exchange forward contracts-pay...................          --       (16,238)           --       (40,193)
  Interest rate swap agreement.............................          --          (211)           --            19

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

17.  REGULATORY MATTERS

    The Bank is subject to certain restrictions on the amount of dividends that it may declare without the prior approval of the Federal Reserve Board and the California Department of Financial Institutions. At December 31, 1999, approximately $83.6 million of the Bank's retained earnings were available for dividend declaration to the Company with prior regulatory approval.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

17.  REGULATORY MATTERS (Continued)
    The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material impact on the Company's and/or the Bank's financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's balance sheet items, as well as certain off-balance sheet items, as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

    Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject and are in compliance with the terms of the Bank's memorandum of understanding with its primary regulators. As of December 31, 1999, the most recent notifications from the Federal Reserve Board categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

17.  REGULATORY MATTERS (Continued)
    The following table presents the capital ratios for the Company and the Bank, compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 1999 and 1998:

                                                                                                   Minimum
                                                               Actual      Actual     Minimum      Capital
                                                               Ratio       Amount      Ratio     Requirement
                                                              --------   ----------   --------   -----------
                                                                          (Dollars in thousands)
As of December 31, 1999:
Total risk-based capital ratio
  Company...................................................   15.5%      $398,268      8.0%      $205,145
  Bank......................................................   14.0%      $354,599      8.0%      $202,824
Tier 1 risk-based capital ratio
  Company...................................................   14.3%      $365,724      4.0%      $102,573
  Bank......................................................   12.7%      $322,413      4.0%      $101,412
Tier 1 leverage ratio
  Company...................................................    8.8%      $365,724      4.0%      $165,901
  Bank......................................................    7.9%      $322,413      4.0%      $162,397

As of December 31, 1998:
Total risk-based capital ratio
  Company...................................................   11.5%      $283,159      8.0%      $196,423
  Bank......................................................   10.2%      $247,832      8.0%      $193,896
Tier 1 risk-based capital ratio
  Company...................................................   10.3%      $252,279      4.0%      $ 98,212
  Bank......................................................    9.0%      $217,342      4.0%      $ 96,948
Tier 1 leverage ratio
  Company...................................................    7.6%      $252,279      4.0%      $133,128
  Bank......................................................    6.6%      $217,342      4.0%      $131,664

18.  STOCKHOLDERS' RIGHTS PLAN

   On October 22, 1998, the Company's Board of Directors adopted a stockholders rights plan (the "Rights Plan") designed to protect the Company's stockholders from various abusive takeover tactics, including attempts to acquire control of the Company without offering a fair price to all stockholders. Under the Rights Plan, each stockholder received a dividend of one right for each outstanding share of common stock of the Company. The rights are attached to, and presently only traded with, the common stock and are currently not exercisable. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company 1/1000th of a share of the Company's preferred stock at a price of $120.00

    The rights become exercisable and will begin to trade separately from the common stock of the Company upon the earlier of (i) the tenth day after a person or group has acquired beneficial ownership of

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

18.  STOCKHOLDERS' RIGHTS PLAN (Continued)
10% or more of the outstanding common stock of the Company or (ii) the tenth business day after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 10% or more of the Company's common stock. Each right will entitle the holder to purchase common stock of the Company having a current market value of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction or there is a sale of more than 50% of the Company's assets or earning power, each right will entitle the holder (other than rights held by the acquiring person) to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

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

    The Company may redeem the rights for $0.001 each at any time on, or prior to, public announcement that a person has acquired beneficial ownership of 10% or more of the Company's common stock. The rights will expire on October 22, 2008, unless earlier redeemed or exchanged. The rights will not have any voting rights, but will have the benefit of certain customary anti-dilution provisions. The dividend distribution of the rights was not taxable to the Company or its stockholders.

19.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

    The condensed balance sheets of Silicon Valley Bancshares (parent company only) at December 31, 1999 and 1998, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 1999, 1998 and 1997 are presented below. Certain reclassifications have been made to the parent company's 1998 and 1997 financial information to conform to the 1999 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

19.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
                            CONDENSED BALANCE SHEETS

                                                                   December 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (Dollars in thousands)
Assets:
  Cash on deposit with bank subsidiary......................   $  1,313     $  2,496
  Securities purchased under agreement to resell............     17,750           --
  Investment securities, at fair value......................    134,346       32,598
  Loans to related parties..................................      1,685          955
  Other assets..............................................      2,133          324
  Investment in subsidiaries:
    Bank subsidiary.........................................    295,395      219,019
    Nonbank subsidiary......................................      1,237        1,237
                                                               --------     --------
Total assets................................................   $453,859     $256,629
                                                               ========     ========
Short-term liabilities......................................   $    813     $    626
Deferred tax liability......................................     44,281          274
Indebtedness to nonbank subsidiary..........................     41,379       41,379
Deferred issuance costs.....................................     (1,464)      (1,515)
                                                               --------     --------
Indebtedness to nonbank Subsidiary, net of deferred issuance
  costs.....................................................     39,915       39,864
                                                               --------     --------
Stockholders' equity........................................    368,850      215,865
                                                               --------     --------
Total liabilities and stockholders' equity..................   $453,859     $256,629
                                                               ========     ========

                         CONDENSED STATEMENTS OF INCOME

                                                                  Years Ended December 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                   (Dollars in thousands)
Interest income.............................................  $    972    $  1,050    $    630
Interest expense............................................    (3,402)     (2,070)         --
Income from the disposition of client warrants..............    33,003       6,657       5,480
Gains from venture capital fund distributions...............     1,510          --          --
General and administrative expenses.........................      (562)       (285)       (229)
Income tax expense..........................................   (12,932)     (2,248)     (2,470)
                                                              --------    --------    --------
Income before equity in net income of bank subsidiary.......    18,589       3,104       3,411
Equity in net income of bank subsidiary.....................    33,609      25,752      24,267
                                                              --------    --------    --------
Net income..................................................  $ 52,198    $ 28,856    $ 27,678
                                                              ========    ========    ========

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

19.  PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                   (Dollars in thousands)
Cash flows from operating activities:
  Net income................................................  $ 52,198    $ 28,856    $ 27,678
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Gains from venture capital fund distributions...........    (1,510)         --          --
    Equity in net income of bank subsidiary.................   (33,609)    (25,752)    (24,267)
    (Increase) decrease in other assets.....................    (1,814)        192        (304)
    Increase (decrease) in short-term and other
      liabilities...........................................      (172)        467        (876)
    Other, net..............................................        39           1          14
                                                              --------    --------    --------
Net cash provided by operating activities...................    15,132       3,764       2,245
                                                              --------    --------    --------
Cash flows from investing activities:
  Net (increase) decrease in investment securities..........    12,034     (29,377)      3,074
  Net increase in loans to related parties..................      (730)       (705)       (250)
  Investment in bank subsidiary.............................   (69,200)    (26,039)     (7,115)
  Investment in nonbank subsidiary..........................        --      (1,237)         --
                                                              --------    --------    --------
Net cash applied to investing activities....................   (57,896)    (57,358)     (4,291)
                                                              --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of issuance
    costs...................................................    59,331       7,642       6,405
  Proceeds from borrowings from nonbank subsidiary, net of
    costs...................................................        --      39,864          --
                                                              --------    --------    --------
Net cash provided by financing activities...................    59,331      47,506       6,405
                                                              --------    --------    --------
Net increase (decrease) in cash.............................    16,567      (6,088)      4,359
Cash and cash equivalents at January 1,.....................     2,496       8,584       4,225
                                                              --------    --------    --------
Cash and cash equivalents at December 31,...................  $  1,313    $  2,496    $  8,584
                                                              ========    ========    ========

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

20.  UNAUDITED QUARTERLY FINANCIAL DATA

                                               1999                                        1998
                             -----------------------------------------   -----------------------------------------
                              First      Second     Third      Fourth     First      Second     Third      Fourth
                             Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                             --------   --------   --------   --------   --------   --------   --------   --------
                                               (Dollars in thousands, except per share amounts)
Net interest income........  $41,402    $46,772    $54,389    $62,876    $31,937    $35,399    $38,456    $40,823
Provision for loan
  losses...................    7,968     10,802     21,563     12,074      5,480      4,024     10,557     17,098
Noninterest income.........    5,252      6,458     13,414     33,731      5,391      4,435      7,716      5,620
Noninterest expense........   25,537     27,797     29,716     42,609     18,904     21,773     21,063     21,905
                             -------    -------    -------    -------    -------    -------    -------    -------
Income before income
  taxes....................   13,149     14,631     16,524     41,924     12,944     14,037     14,552      7,440
Income tax expense.........    5,313      5,678      6,015     17,024      5,365      5,836      6,002      2,914
                             -------    -------    -------    -------    -------    -------    -------    -------
Net income.................  $ 7,836    $ 8,953    $10,509    $24,900    $ 7,579    $ 8,201    $ 8,550    $ 4,526
                             =======    =======    =======    =======    =======    =======    =======    =======
Basic earnings per share...  $  0.38    $  0.44    $  0.51    $  1.19    $  0.38    $  0.40    $  0.42    $  0.22
Diluted earnings per
  share....................  $  0.38    $  0.43    $  0.50    $  1.14    $  0.36    $  0.39    $  0.41    $  0.22
                             =======    =======    =======    =======    =======    =======    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the sections titled "Proposal No. 1 Election of Directors," "Information on Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the sections titled "Information on Executive Officers," "Report of the Executive Committee of the Board on Executive Compensation," "Table 1--Summary Compensation Table," "Table 2--Option Grants in Last Fiscal Year," "Table 3--Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Termination Arrangements," "Return to Stockholders Performance Graph," and "Director Compensation" contained in the definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the sections titled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Principal Stockholders" contained in the definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the section titled "Certain Relationships and Related Transactions" in the definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders is incorporated herein by reference.

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

(a) 3.

        Exhibits are listed in the Index to Exhibits beginning on page 87 of this report.

(b) Reports on Form 8-K.

        The Company filed a report on Form 8-K on November 18, 1999.

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

Dated: March 17, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                      Signature                                    Title                   Date
                      ---------                                    -----                   ----
               /s/ DANIEL J. KELLEHER
     -------------------------------------------       Chairman of the Board of       March 17, 2000
                 Daniel J. Kelleher                      Directors and Director

                                                       President, Chief Executive
                  /s/ JOHN C. DEAN                       Officer and Director
     -------------------------------------------         (Principal Executive         March 17, 2000
                    John C. Dean                         Officer)

              /s/ CHRISTOPHER T. LUTES
     -------------------------------------------       Executive Vice President,      March 17, 2000
                Christopher T. Lutes                     Chief Financial Officer

                /s/ DONAL D. DELANEY
     -------------------------------------------       Senior Vice President,         March 17, 2000
                  Donal D. Delaney                       Controller

                  /s/ GARY K. BARR
     -------------------------------------------       Director                       March 17, 2000
                    Gary K. Barr

               /s/ JAMES F. BURNS, JR.
     -------------------------------------------       Director                       March 17, 2000
                 James F. Burns, Jr.

                /s/ DAVID M. DEWILDE
     -------------------------------------------       Director                       March 17, 2000
                  David M. deWilde

               /s/ STEPHEN E. JACKSON
     -------------------------------------------       Director                       March 17, 2000
                 Stephen E. Jackson

                 /s/ JAMES R. PORTER
     -------------------------------------------       Director                       March 17, 2000
                   James R. Porter

                  /s/ ANN R. WELLS
     -------------------------------------------       Director                       March 17, 2000
                    Ann R. Wells

                               INDEX TO EXHIBITS

       Exhibit                                                                        Sequentially
         No.                                    Description                           Numbered Page
---------------------   ------------------------------------------------------------  -------------
3.1                     Articles of Incorporation of the Company, as amended (9)....        --
3.1a                    Certificate of Incorporation, as filed with the Delaware
                        Secretary of State on March 22, 1999 (13)...................        --
3.2                     Bylaws of the Company, amended and restated effective as of
                        August 21, 1997 (7).........................................        --
3.3                     Certificate of Amendment of Bylaws of Silicon Valley
                        Bancshares as of October 22, 1998 (12)......................        --
3.4                     Bylaws (13).................................................        --
4.1                     Article Three of Articles of Incorporation (included in
                        Exhibit 3.1) (1)............................................        --
4.2                     Form of Subordinated Indenture (10).........................        --
4.3                     Form of Junior Subordinated Debenture (10)..................        --
4.6                     Form of Amended and Restated Trust Agreement of SVB Capital
                        I (10)......................................................        --
4.7                     Form of Trust Preferred Certificate of SVB Capital I
                        (included as an exhibit to Exhibit 4.6) (10)................        --
4.8                     Form of Guarantee Agreement (10)............................        --
4.9                     Form of Agreement as to Expenses and Liabilities (included
                        as an exhibit to Exhibit 4.6) (10)..........................        --
4.10                    Form of Common Securities Certificate of SVB Capital I
                        (included as an exhibit to Exhibit 4.6) (10)................        --
4.11                    Form of Officers' Certificate and Company Order (10)........        --
10.3                    Employment Agreement between Silicon Valley Bancshares and
                        John C. Dean (2)............................................        --
10.17                   Lease Agreement between Silicon Valley Bank and WRC
                        Properties, Inc.; 3003 Tasman Drive, Santa Clara, CA 95054
                        (3).........................................................        --
10.17a                  First amendment to lease outlined in Exhibit 10.17 (6)......        --
10.28                   Amendment and Restatement of the Silicon Valley Bancshares
                        1989 Stock Option Plan (4)..................................        --
10.29                   Silicon Valley Bank Money Purchase Pension Plan (4).........        --
10.30                   Amendment and Restatement of the Silicon Valley Bank Money
                        Purchase Pension Plan (4)...................................        --
10.31                   Amendment and Restatement of the Silicon Valley Bank 401(k)
                        and Employee Stock Ownership Plan (4).......................        --
10.32                   Executive Change in Control Severance Benefits Agreement
                        (5).........................................................        --
10.33                   Change in Control Severance Policy for Non-executives (5)...        --
10.34                   Silicon Valley Bancshares 1997 Equity Incentive Plan (6)....        --
10.36                   Relocation Agreement between Silicon Valley Bancshares and
                        Kenneth P. Wilcox and Ruth Wilcox, as of December 18, 1997
                        (8).........................................................        --
10.37                   Bonus Agreement between Silicon Valley Bank and Kenneth P.
                        Wilcox, as of December 18, 1997 (8).........................        --

       Exhibit                                                                        Sequentially
         No.                                    Description                           Numbered Page
---------------------   ------------------------------------------------------------  -------------
10.38                   Promissory Note between Silicon Valley Bancshares and
                        Christopher T. Lutes, as of June 10, 1998 (10)..............        --
10.39                   The 1998 Venture Capital Retention Program, Amended June,
                        18, 1998 (10)...............................................        --
10.40                   Severance Agreement between Silicon Valley Bancshares and
                        John C. Dean related to garage.com-TM- as of August 12, 1998
                        (11)........................................................        --
10.41                   Severance Agreement between Silicon Valley Bancshares and
                        Harry W. Kellogg related to garage.com-TM- as of August 12,
                        1998 (11)...................................................        --
10.42                   Form of Executive Change in Control Severance Benefits, as
                        of August 12, 1998 (11).....................................        --
10.43                   Preferred Shares Rights Agreement, as of October 22, 1998
                        (12)........................................................        --
10.44                   1999 Employee Stock Purchase Plan...........................        90
21.1                    Subsidiaries of Silicon Valley Bancshares...................        99
23.1                    Independent Auditors' Consent...............................       100
27.1                    Financial Data Schedule.....................................       101

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

 (5) Incorporated by reference to Exhibits 10.32 and 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (6) Incorporated by reference to Exhibits 10.17(a) and 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 (7) Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

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

 (12) Incorporated by reference to Exhibits 3.3 and 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

 (13) Incorporated by reference to Exhibits 3.1a and 3.4 of the Company's Report on Form 8-K filed on April 26, 1999.