Form 10-Q
period 2000-03-31
SILICON VALLEY BANCSHARES
filed 2000-05-12
CIK 719739

      As filed with the Securities and Exchange Commission on May 12, 2000
===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from ________ to ________.

                        Commission File Number: 33-41102

                              ---------------------

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

  At April 30, 2000, 23,023,498 shares of the registrant's common stock
                  ($0.001 par value) were outstanding.

===============================================================================
                    This report contains a total of 28 pages.

                              TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------
ITEM 1.    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           CONSOLIDATED BALANCE SHEETS                                        3

           CONSOLIDATED STATEMENTS OF INCOME                                  4

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                    5

           CONSOLIDATED STATEMENTS OF CASH FLOWS                              6

           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                 7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               12
                           PART II - OTHER INFORMATION
                           ---------------------------
ITEM 1.    LEGAL PROCEEDINGS                                                 27

ITEM 2.    CHANGES IN SECURITIES                                             27

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   27

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               27

ITEM 5.    OTHER INFORMATION                                                 27

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  27

SIGNATURES                                                                   28


                         PART I - FINANCIAL INFORMATION

               ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,       December 31,
                                                                           2000              1999
(Dollars in thousands, except par value)                                (Unaudited)
-----------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                 $   393,295      $   278,061
Federal funds sold and securities purchased under
   agreement to resell                                                    1,070,542          898,041
Investment securities, at fair value                                      1,910,499        1,747,408
Loans, net of unearned income                                             1,631,442        1,623,005
Allowance for loan losses                                                   (72,900)         (71,800)
-----------------------------------------------------------------------------------------------------
Net loans                                                                 1,558,542        1,551,205
Premises and equipment                                                       10,270           10,742
Accrued interest receivable and other assets                                121,377          110,941
-----------------------------------------------------------------------------------------------------
Total assets                                                             $5,064,525       $4,596,398
=====================================================================================================
Liabilities and Stockholders' Equity:
Liabilities:
Deposits:
   Noninterest-bearing demand                                            $2,405,490       $1,928,100
   NOW                                                                       81,941           43,643
   Money market                                                           1,597,660        1,845,377
   Time                                                                     430,760          292,285
-----------------------------------------------------------------------------------------------------
Total deposits                                                            4,515,851        4,109,405
Other liabilities                                                           109,440           79,606
-----------------------------------------------------------------------------------------------------
Total liabilities                                                         4,625,291        4,189,011
-----------------------------------------------------------------------------------------------------
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures
   (trust preferred securities)                                              38,550           38,537

Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
   none outstanding
Common stock, $0.001 par value, 60,000,000 shares authorized;
   23,004,090 and 22,400,368 shares outstanding at
   March 31, 2000 and December 31, 1999, respectively                            23               22
Additional paid-in capital                                                  171,034          153,440
Retained earnings                                                           230,708          176,053
Unearned compensation                                                        (4,136)          (2,327)
Accumulated other comprehensive income:
   Net unrealized gains on available-for-sale investments                     3,055           41,662
-----------------------------------------------------------------------------------------------------
Total stockholders' equity                                                  400,684          368,850
-----------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                               $5,064,525       $4,596,398
=====================================================================================================

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          For the three months ended
                                                                          --------------------------
                                                                           March 31,       March 31,
                                                                             2000            1999
(Dollars in thousands, except per share amounts)                          (Unaudited)     (Unaudited)
----------------------------------------------------------------------------------------------------
Interest income:
   Loans                                                                    $44,293         $37,532
   Investment securities                                                     24,556          18,844
   Federal funds sold and securities purchased under
     agreement to resell                                                     16,027           5,978
----------------------------------------------------------------------------------------------------
Total interest income                                                        84,876          62,354
Interest expense                                                             13,376          20,952
----------------------------------------------------------------------------------------------------
Net interest income                                                          71,500          41,402
Provision for loan losses                                                    12,572           7,968
----------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          58,928          33,434
----------------------------------------------------------------------------------------------------
Noninterest income:
   Disposition of client warrants                                            39,354             821
   Investment gains                                                          29,888             131
   Client investment fees                                                     5,619             232
   Letter of credit and foreign exchange income                               3,631           2,669
   Deposit service charges                                                      714             667
   Other                                                                      1,928             732
----------------------------------------------------------------------------------------------------
Total noninterest income                                                     81,134           5,252
----------------------------------------------------------------------------------------------------
Noninterest expense:
   Compensation and benefits                                                 24,371          14,881
   Retention and warrant incentive plans                                      9,850             320
   Professional services                                                      2,446           2,343
   Business development and travel                                            2,443           1,331
   Furniture and equipment                                                    2,014           1,388
   Net occupancy                                                              1,904           1,469
   Trust preferred securities distributions                                     825             825
   Postage and supplies                                                         788             665
   Advertising and promotion                                                    499             600
   Telephone                                                                    496             399
   Cost of other real estate owned                                                -             273
   Other                                                                      1,883           1,043
----------------------------------------------------------------------------------------------------
Total noninterest expense                                                    47,519          25,537
----------------------------------------------------------------------------------------------------
Income before income tax expense                                             92,543          13,149
Income tax expense                                                           37,888           5,313
----------------------------------------------------------------------------------------------------
Net income                                                                  $54,655        $  7,836
====================================================================================================
Basic earnings per share                                                    $  2.42        $   0.38
Diluted earnings per share                                                  $  2.30        $   0.38
====================================================================================================

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                          For the three months ended
                                                                          --------------------------
                                                                           March 31,       March 31,
                                                                             2000            1999
(Dollars in thousands)                                                    (Unaudited)     (Unaudited)
----------------------------------------------------------------------------------------------------

Net income                                                                  $ 54,655          $ 7,836

Other comprehensive loss, net of tax:
  Change in unrealized gains (losses) on available-for-sale investments:
      Unrealized holding gains (losses) arising during period                  2,287             (721)
      Less: Reclassification adjustment for gains included in net income     (40,894)            (552)
------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                     (38,607)          (1,273)
------------------------------------------------------------------------------------------------------
Comprehensive income                                                        $ 16,048          $ 6,563
======================================================================================================

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the three months ended
                                                                           ----------------------------
                                                                           March 31,         March 31,
                                                                             2000              1999
(Dollars in thousands)                                                    (Unaudited)       (Unaudited)
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                             $   54,655       $    7,836
   Adjustments to reconcile net income to net cash
      provided by operating activities:
     Provision for loan losses                                                12,572            7,968
     Provision for other real estate owned                                         -              264
     Depreciation and amortization                                               923              784
     Net gains on sales of investment securities                             (29,888)            (131)
     Net gains on disposition of client warrants                             (39,354)            (821)
     (Increase) decrease in prepaid expenses                                    (315)              69
     Decrease (increase) in accrued interest receivable                        1,434           (6,072)
     Increase in taxes payable                                                37,650            1,939
     Increase in unearned income                                               1,785              607
     Other, net                                                                5,059             (916)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     44,521           11,527
-------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities and paydowns of
     investment securities                                                   260,911          356,878
   Proceeds from sales of investment securities                              131,116          520,226
   Purchases of investment securities                                       (548,401)        (986,548)
   Net increase in loans                                                     (26,475)         (11,098)
   Proceeds from recoveries of charged off loans                               4,781            1,709
   Purchases of premises and equipment                                          (451)          (1,063)
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (178,519)        (119,896)
-------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase in deposits                                                  406,446          384,534
   Proceeds from issuance of common stock,
     net of issuance costs                                                    15,287              366
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                    421,733          384,900
-------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                    287,735          276,531
Cash and cash equivalents at January 1,                                    1,176,102          522,203
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at March 31,                                    $1,463,837       $  798,734
=======================================================================================================

Supplemental disclosures:
   Interest paid                                                          $   13,129       $   21,030
   Income taxes paid                                                      $      311       $    3,457
========================================================================================================

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the "Company") conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 1999 consolidated financial statements to conform to the 2000 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the interim consolidated financial statements.

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

CONSOLIDATION

The interim consolidated financial statements include the accounts of Silicon Valley Bancshares and those of its wholly owned subsidiaries, the Bank, SVB Capital I and SVB Leasing Company (inactive). Intercompany accounts and transactions have been eliminated.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at March 31, 2000, the results of its operations and cash flows for the three month periods ended March 31, 2000, and March 31, 1999. The December 31, 1999, consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2000, may not necessarily be indicative of the Company's operating results for the full year.

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

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $542,000 and $291,000 at March 31, 2000, and December 31, 1999, respectively.

NONACCRUAL LOANS

Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), when the Company has determined, based upon currently known information, that the timely collection of principal or interest is doubtful, or when the loans otherwise become impaired under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan."

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18.

SEGMENT REPORTING

Management views the Company as one operating segment, therefore, separate reporting of financial segment information under SFAS No. 131 is not considered necessary. Management approaches the Company's principal subsidiary, the Bank, as one business enterprise which operates in a single economic environment, since the products and services, types of customers and regulatory environment all have similar economic characteristics.

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

The following is a reconciliation of basic EPS to diluted EPS for the three month periods ended March 31, 2000 and 1999.

                                                                         Net                             Per Share
                                                                        Income            Shares           Amount
(Dollars and shares in thousands, except per share amounts)           (Unaudited)       (Unaudited)     (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2000:
Basic EPS:
Income available to common stockholders                                  $54,655           22,624             $2.42
Effect of Dilutive Securities:
Stock options and restricted stock                                             -            1,140                 -
--------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common stockholders
 plus assumed conversions                                                $54,655           23,764             $2.30
====================================================================================================================

Three months ended March 31, 1999:
Basic EPS:
Income available to common stockholders                                  $ 7,836           20,488             $0.38
Effect of Dilutive Securities:
Stock options and restricted stock                                             -              320                 -
--------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common stockholders
 plus assumed conversions                                                $ 7,836           20,808             $0.38
====================================================================================================================

3.  LOANS

The detailed composition of loans, net of unearned income of $10.4 million and $8.6 million at March 31, 2000, and December 31, 1999, respectively, is presented in the following table:

                                                                       March 31,           December 31,
                                                                         2000                  1999
(Dollars in thousands)                                                (Unaudited)
--------------------------------------------------------------------------------------------------------
Commercial                                                             $1,434,272            $1,414,728
Real estate construction                                                   72,170                76,209
Real estate term                                                           55,916                67,738
Consumer and other                                                         69,084                64,330
--------------------------------------------------------------------------------------------------------
Total loans                                                            $1,631,442            $1,623,005
========================================================================================================

4.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the quarters ended March 31, 2000 and 1999 was as follows:

                                                                            2000                  1999
                                                                         (Unaudited)           (Unaudited)
----------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Balance at January 1,                                                     $ 71,800               $46,000
Provision for loan losses                                                   12,572                 7,968
Loans charged off                                                          (16,253)               (8,077)
Recoveries                                                                   4,781                 1,709
----------------------------------------------------------------------------------------------------------
Balance at March 31,                                                      $ 72,900               $47,600
==========================================================================================================

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $28.8 million and $51.0 million at March 31, 2000, and March 31, 1999, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $13.4 million at March 31, 2000, and $10.2 million at March 31, 1999. Average impaired loans for the first quarter of 2000 and 1999 totaled $24.1 million and $36.8 million, respectively.

5.   STOCK SPLIT

In March 2000, the Board of Directors approved a two-for-one stock split, in the form of a stock dividend of the Company's common stock. Holders of the Company's $0.001 par value common stock as of the record date, April 21, 2000 will receive one additional share of $0.001 par value for every one share of common stock they own as of the record date. The settlement date for this stock dividend will be May 15, 2000, therefore, all common share and per share amounts included in the accompanying financial statements do not reflect this stock split.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Throughout the following management discussion and analysis when we refer to "Silicon Valley Bancshares," or "we" or similar words, we intend to include Silicon Valley Bancshares and its subsidiaries collectively, including Silicon Valley Bank. When we refer to "Silicon," we are referring only to Silicon Valley Bancshares.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and supplementary data as presented in Item 1 of this report. This discussion and analysis includes "forward-looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, in this discussion and analysis the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to Silicon or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and have based these expectations on our beliefs as well as our assumptions, such expectations may prove to be incorrect.

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the text under the caption "Risk Factors" included in Item 7 of our annual report on Form 10-K dated March 17, 2000. We urge investors to consider these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

Certain reclassifications have been made to our prior years results to conform with 2000 presentations. Such reclassifications had no effect on our results of operations or stockholders' equity.

EARNINGS SUMMARY

We reported net income of $54.7 million, or $2.30 per diluted share, for the first quarter of 2000, compared with net income of $7.8 million, or $0.38 per diluted share, for the first quarter of 1999. The annualized return on average assets (ROA) was 4.6% in the first quarter of 2000 compared with 0.9% in the same period of 1999. The annualized return on average equity (ROE) for the first quarter of 2000 was 55.7%, compared with 14.5% in the first quarter of 1999.

The large increase in net income for the first quarter of 2000, as compared with the first quarter of 1999, was primarily attributable to significant growth in both net interest income and noninterest income, partially offset by increases in the provision for loan losses and in noninterest expense. The major components of net income and changes in these components are summarized in the following table for the quarters ended March 31, 2000 and 1999, and are discussed in more detail below.

                                                  2000             1999         2000 to 1999
Quarter Ended March 31,                        (Unaudited)      (Unaudited)       Increase
--------------------------------------------------------------------------------------------
(Dollars in thousands)
Net interest income                              $71,500         $41,402           $30,098
Provision for loan losses                         12,572           7,968             4,604
Noninterest income                                81,134           5,252            75,882
Noninterest expense                               47,519          25,537            21,982
--------------------------------------------------------------------------------------------
Income before income taxes                        92,543          13,149            79,394
Income tax expense                                37,888           5,313            32,575
--------------------------------------------------------------------------------------------
Net income                                       $54,655         $ 7,836           $46,819
============================================================================================

NET INTEREST INCOME AND MARGIN

Net interest income is defined as the difference between interest earned, primarily on loans and investments, and interest paid on funding sources, primarily deposits. Net interest income is our principal source of recurring revenue. Net interest margin is defined as the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as interest expense as a percentage of average interest-earning assets.

The following tables set forth average assets, liabilities and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the three months ended March 31, 2000 and 1999.

----------------------------------------------------------------------------------------------------------------------
                                    AVERAGE BALANCES, RATES AND YIELDS
----------------------------------------------------------------------------------------------------------------------
                                                                For the three months ended March 31,
                                              ------------------------------------------------------------------------
                                                            2000                                     1999
                                                        (Unaudited)                               (Unaudited)
                                              --------------------------------        -------------------------------
                                                                     Average                                 Average
                                              Average                 Yield/           Average                Yield/
(Dollars in Thousands)                        Balance      Interest     Rate           Balance     Interest     Rate
----------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
   Federal funds sold and securities
     purchased under agreement to
     resell(1)                               $1,101,198     $16,027       5.9%        $  509,434     $ 5,978      4.8%
   Investment securities:
     Taxable                                  1,588,349      23,112       5.9          1,253,046      17,581      5.7
     Non-taxable(2)                             143,040       2,221       6.2            123,377       1,944      6.4
   Loans:
     Commercial                               1,397,920      39,331      11.3          1,393,750      32,925      9.6
     Real estate construction and term          135,975       3,480      10.3            138,101       3,568     10.5
     Consumer and other                          65,069       1,482       9.2             45,667       1,039      9.2
------------------------------------------   -----------------------------------      --------------------------------
   Total loans                                1,598,964      44,293      11.1          1,577,518      37,532      9.6
------------------------------------------   -----------------------------------      --------------------------------
Total interest-earning assets                 4,431,551      85,653       7.8          3,463,375      63,035      7.4
------------------------------------------   -----------------------------------      --------------------------------
Cash and due from banks                         283,142                                  153,377
Allowance for loan losses                       (71,312)                                 (49,406)
Other real estate owned                               -                                      605
Other assets                                    186,009                                   62,609
------------------------------------------   ----------                               ----------
Total assets                                 $4,829,390                               $3,630,560
==========================================   ==========                               ==========
Funding Sources:
Interest-Bearing Liabilities:
   NOW deposits                              $   52,596         260       2.0         $   22,346          76      1.4
   Regular money market deposits                419,387       1,904       1.8            338,296       2,250      2.7
   Bonus money market deposits                1,498,010       7,579       2.0          1,926,388      17,077      3.6
   Time deposits                                357,647       3,633       4.1            146,246       1,549      4.3
------------------------------------------   -----------------------------------      --------------------------------
Total interest-bearing liabilities            2,327,640      13,376       2.3          2,433,276      20,952      3.5
Portion of noninterest-bearing
   funding sources                            2,103,911                                1,030,099
------------------------------------------   -----------------------------------      --------------------------------
Total funding sources                         4,431,551      13,376       1.2          3,463,375      20,952      2.4
------------------------------------------   -----------------------------------      --------------------------------
Noninterest-Bearing Funding Sources:
   Demand deposits                            1,981,318                                  915,443
   Other liabilities                             86,945                                   24,404
   Trust preferred securities(3)                 38,539                                   38,488
   Stockholders' equity                         394,948                                  218,949
   Portion used to fund
       interest-earning assets               (2,103,911)                              (1,030,099)
------------------------------------------   -----------                              -----------
Total liabilities and stockholders' equity   $4,829,390                               $3,630,560
==========================================   ==========                               ===========
Net interest income and margin                            $72,277       6.6%                         $42,083      5.0%
                                                          =======       ====                         =======      ====
Total deposits                               $4,308,958                               $3,348,719
==========================================   ==========                               ==========

(1) Includes average interest-bearing deposits in other financial institutions of $364 and $195 for the three months ended March 31, 2000 and 1999, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2000 and 1999. The tax equivalent adjustments were $777 and $680 for the three months ended March 31, 2000 and 1999, respectively.
(3) The 8.25% annual distribution to SVB Capital I is recorded as a component of noninterest expense.

Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the periods indicated. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2000 and 1999.

                                               First Quarter 2000 Compared to First Quarter 1999
                                               -------------------------------------------------
                                                             Increase (Decrease)
                                                               Due to Change in
                                                     ---------------------------------------
(Dollars in thousands)                                  Volume        Rate          Total
--------------------------------------------------------------------------------------------
Interest income:
    Federal funds sold and
      securities purchased under
      agreement to resell                              $ 8,388       $ 1,661       $10,049
    Investment securities                                5,511           297         5,808
    Loans                                                  546         6,215         6,761
-------------------------------------------------------------------------------------------
Increase in interest income                             14,445         8,173        22,618
-------------------------------------------------------------------------------------------

Interest expense:
    NOW deposits                                           138            46           184
    Regular money market deposits                          995        (1,341)         (346)
    Bonus money market deposits                         (3,218)       (6,280)       (9,498)
    Time deposits                                        2,157           (73)        2,084
-------------------------------------------------------------------------------------------
Increase (decrease) in interest expense                     72        (7,648)       (7,576)
-------------------------------------------------------------------------------------------
Increase in net interest income                        $14,373       $15,821       $30,194
===========================================================================================

Net interest income, on a fully taxable-equivalent basis, totaled $72.3 million for the first quarter of 2000, an increase of $30.2 million, or 71.7%, from the $42.1 million total for the first quarter of 1999. The increase in net interest income was the result of a $22.6 million, or 35.9%, increase in interest income, combined with a $7.6 million, or 36.2%, decrease in interest expense over the comparable prior year period.

The $22.6 million increase in interest income for the first quarter of 2000, as compared to the first quarter of 1999, was the result of a $14.4 million favorable volume variance and a $8.2 million favorable rate variance. The favorable volume variance resulted from a $968.2 million, or 28.0%, increase in average interest-earning assets over the comparable period in the prior year. The increase in average interest-earning assets resulted from strong growth in our average deposits, which increased $960.2 million, or 28.7%, in the 2000 first quarter compared to the first quarter of 1999. The increase in average interest-earning assets was primarily centered in highly liquid, federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $946.7 million.

Average investment securities for the first quarter of 2000 increased $355.0 million, or 25.8%, as compared to the 1999 first quarter, resulting in a $5.5 million favorable volume variance. The aforementioned strong growth in average deposits exceeded the growth in average loans over the past year, and generated excess funds that were largely invested in U.S. agency securities, collateralized mortgage obligations and municipal securities. The growth in the investment portfolio reflected our actions to continue to increase as well as further diversify our portfolio of short-term investments in response to the continuing increase in liquidity.

Average federal funds sold and securities purchased under agreement to resell in the first quarter of 2000 increased a combined $591.8 million, or 116.2%, over the prior year first quarter, resulting in a $8.4 million favorable volume variance. This increase was a result of the aforementioned strong growth in average deposits during the past year and reflected our actions to continue to further diversify our portfolio of short-term investments.

Favorable rate variances associated with each component of interest-earning assets combined to increase interest income by $8.2 million in first quarter of 2000, as compared to the respective prior year period. Short-term market interest rates have increased on an overall basis during the past year. As a result of this increase, we earned higher yields during the first quarter of 2000 on federal funds sold, securities purchased under agreements to resell and our investment securities, a significant portion of which were short-term in nature, resulting in a $2.0 million favorable rate variance as compared to the prior year. The average yield on loans in first quarter 2000 also increased 150 basis points from the respective prior year first quarter, accounting for the remaining $6.2 million of the total favorable rate variance. This increase was primarily attributable to a 94 basis point increase in our weighted average prime rate in the first quarter of 2000 as compared to the similar prior year period. A significant portion of our loans continue to be prime rate-based as of March 31, 2000.

The yield on average interest-earning assets increased 40 basis points in the first quarter of 2000 from the comparable prior year period. This increase primarily resulted from a rise in the average yield on loans, largely due to an increase in our prime rate, as well as an increase in short-term market rates, which resulted in increased yields on federal funds sold and securities purchased under agreement to resell.

Total interest expense in the 2000 first quarter decreased $7.6 million from the first quarter of 1999. This decrease was due to a favorable rate variance of $7.6 million, partially offset by an unfavorable volume variance of $0.1 million. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit product, from 3.6% in first quarter 1999 to 2.0% in first quarter 2000. The reduction in average rates paid on interest-bearing liabilities during the first quarter of 2000 as compared to the similar prior year period was primarily attributable to our lowering the rate paid on our bonus money market deposit product by 188 basis points. We took this action in order to lower total assets and thereby increase our Tier 1 leverage capital ratio. See " Item 2. Capital Resources."

We experienced a $0.1 million unfavorable volume variance on interest-bearing liabilities despite a $105.6 million, or 4.3%, decrease in total interest-bearing liabilities. This unfavorable variance was primarily due to a shift in the composition of the deposit balances towards higher rate paying deposit products, such as time deposits.

The average cost of funds paid on interest-bearing liabilities in the first quarter of 2000 of 1.2% was down from the 2.4% paid in the first quarter of 1999. The decrease in the average cost of funds was largely due to a decrease of 160 basis points in the average rate paid on our bonus money market deposit product.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Our provision for loan losses totaled $12.6 million for the first quarter of 2000, a $4.6 million, or 57.8%, increase compared to the $8.0 million provision for the first quarter of 1999. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the quarters ended March 31, 2000 and 1999:


Quarter Ended March 31,                                     2000           1999
--------------------------------------------------------------------------------
(Dollars in thousands)
Disposition of client warrants                            $39,354        $  821
Investment gains                                           29,888           131
Client investment fees                                      5,619           232
Letter of credit and foreign exchange income                3,631         2,669
Deposit service charges                                       714           667
Other                                                       1,928           732
--------------------------------------------------------------------------------
Total noninterest income                                  $81,134        $5,252
================================================================================

Noninterest income increased $75.9 million to a total of $81.1 million in the first quarter of 2000, versus $5.3 million in the prior year first quarter. This increase was largely due to a $38.5 million increase in income from the disposition of client warrants, combined with a $29.8 million increase in investment gains and a $5.4 million increase in client investment fees.

Income from the disposition of client warrants totaled $39.4 million and $0.8 million in the first quarters of 2000 and 1999, respectively. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques we employee to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of income with any degree of accuracy and it is likely to vary materially from period to period. During the first quarter of 2000 and throughout 1999, a portion of the income from the disposition of client warrants was offset by expenses related to our efforts to build an infrastructure sufficient to support present and prospective business activities, and was also offset by increases to the provision for loan losses in those periods.

We realized $29.9 million in gains on sale of investment securities during the first quarter of 2000, related to venture capital fund and direct equity investments. This represented an increase of $29.8 million compared to the similar prior year period.

Client investment fees totaled $5.6 million in the first quarter of 2000 compared to $0.2 million in the similar prior year period. Prior to June 1999, we only earned client investment fees on off-balance sheet funds that were invested by clients in investment securities such as U.S. Treasuries, U.S. agencies and commercial paper. Beginning in June 1999, we began offering off-balance sheet private label mutual fund products to clients. We earn fees ranging from 35 to 50 basis points on the average balance in these products. At March 31, 2000, $9.5 billion in client funds were invested by clients off-balance sheet, including $6.4 billion in the mutual fund products. The significant growth in the amount of off-balance sheet client funds was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year. Additionally, growth in off-balance sheet client funds was also attributable to the expansion of our client base and increased marketing of off-balance sheet private label mutual fund products.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $3.6 million in the first quarter of 2000, an increase of $1.0 million, or 36.0%, from the $2.7 million earned in the first quarter of 1999. The growth reflects a concerted effort by our management to expand the penetration of trade finance-related products and services among our growing client base, a large percentage of which provide products and services in international markets.

Deposit service charges totaled $0.7 million for the first quarter of 2000, relatively unchanged from the same period in 1999. Clients compensate us for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by us as deposit service charges income.

Other noninterest income largely consists of service-based fee income, and increased $1.2 million, or 163.4%, to $1.9 million in the first quarter of 2000 from $0.7 million in the first quarter of 1999. This increase in other noninterest income was primarily due to corporate finance fees of $0.6 million and a higher volume of cash management and loan documentation services related to our growing client base.

NONINTEREST EXPENSE

Noninterest expense in the first quarter of 2000 totaled $47.5 million, a $22.0 million, or 86.1%, increase from the $25.5 million incurred in the comparable prior year period. We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with retention and warrant incentive plans and other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. Our efficiency ratio was 45.2% for the first quarter of 2000, compared to 54.6% for the same quarter of 1999. The following table presents the detail of noninterest expense and the incremental contribution of each expense line item to our efficiency ratio:

                                                              Three Months Ended March 31,
                                                   ------------------------------------------------
                                                           2000                      1999
                                                   ----------------------     ---------------------
                                                               Percent of                Percent of
                                                                Adjusted                  Adjusted
(Dollars in thousands)                              Amount      Revenues      Amount      Revenues
--------------------------------------------------------------------------------------------------
Compensation and benefits                          $24,371        29.2%       $14,881       32.6%
Professional services                                2,446         2.9          2,343        5.1
Business development and travel                      2,443         2.9          1,331        2.9
Furniture and equipment                              2,014         2.4          1,388        3.0
Net occupancy                                        1,904         2.3          1,469        3.2
Trust preferred securities distributions               825         1.0            825        1.8
Postage and supplies                                   788         1.0            665        1.5
Advertising and promotion                              499         0.6            600        1.3
Telephone                                              496         0.6            399        0.9
Other                                                1,883         2.3          1,043        2.3
-------------------------------------------------------------------------------------------------
Total, excluding cost of other real estate owned
  and retention and warrant incentive plans         37,669        45.2%        24,944       54.6%
Retention and warrant incentive plans                9,850                        320
Cost of other real estate owned                          -                        273
-------------------------------------------------------------------------------------------------
Total noninterest expense                          $47,519                    $25,537
=================================================================================================

Compensation and benefits expenses totaled $24.4 million in the first quarter of 2000, a $9.5 million, or 63.8%, increase over the $14.9 million incurred in the first quarter of 1999. This increase in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent
(FTE) personnel we employ, combined with an increase in performance-based compensation associated with our incentive bonuses and employee stock ownership plan. Average FTE personnel increased from 602 in the first quarter 1999 to 713 in the first quarter of 2000. The increase in FTE personnel was primarily due to a combination of our efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in our FTE personnel is likely to occur during future years as a result of the continued expansion of our business activities.

Retention and warrant incentive plans expense totaled $9.9 million in the first quarter of 2000, a $9.5 million increase over the $0.3 million incurred in the first quarter of 1999. Under the provisions of the retention and warrant incentive plans, employees are compensated with a fixed percentage of gains realized on warrant and certain venture capital fund and direct equity investments. The increase in retention and warrant plans expense in the first quarter of 2000 was directly related to the increase in warrant, venture capital fund and direct equity investment gains over the comparable 1999 period.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our Board of Directors, totaled $2.4 million in the first quarter of 2000, relatively unchanged from the same period in 1999.

Business development and travel expenses totaled $2.4 million in the first quarter of 2000, a $1.1 million, or 83.5%, increase from the $1.3 million incurred in the first quarter of 1999. The increase in business development and travel expenses was largely attributable to overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets.

Occupancy, furniture and equipment expenses totaled $3.9 million in the first quarter of 2000, a $1.1 million, or 37.1%, increase compared to $2.9 million in the same quarter in 1999. The increase in occupancy, furniture and equipment expenses in 2000, as compared to 1999, was primarily the result of our continued geographic expansion to develop and support new markets.

Trust preferred securities distributions totaled $0.8 million for the three months ended March 31, 2000 and 1999, and resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.

Other noninterest expense totaled $1.9 million in the first quarter of 2000, an increase of $0.8 million, or 80.5%, compared to $1.0 million incurred in the first quarter of 1999. The increase in noninterest expense was primarily related to an increase in data processing costs.

INCOME TAXES

Our effective tax rate was 40.9% in the 2000 first quarter, relatively unchanged from 40.4% in the prior year first quarter.

FINANCIAL CONDITION

Our total assets were $5.1 billion at March 31, 2000, an increase of $468.1 million, or 10.2%, compared to $4.6 billion at December 31, 1999.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled a combined $1.1 billion at March 31, 2000, an increase of $172.5 million, or 19.2%, compared to the $898.0 million outstanding at the prior year end. This increase was attributable to our investing excess funds, resulting from continued strong deposit growth during the first quarter of 2000, in these types of short-term liquid investments.

INVESTMENT SECURITIES

Investment securities totaled $1.9 billion at March 31, 2000, an increase of $163.1 million, or 9.3%, from the December 31, 1999, balance of $1.7 billion. This increase resulted from excess funds that were generated by strong growth in our deposits outpacing the growth in loans during the first three months of 2000, and primarily consisted of U.S. agency securities, collateralized mortgage obligations and municipal securities. The overall growth in the investment portfolio reflected our actions to increase, as well as to further diversify our portfolio in response to a continued significant increase in liquidity.

The increase in market interest rates during first quarter 2000 resulted in a pre-tax unrealized loss on our available-for-sale fixed income securities investment portfolio of $48.8 million as of March 31, 2000, which was partially offset by a pre-tax unrealized gain of $54.1 million associated with our warrant securities. Because of the level of liquidity we maintain, we do not anticipate having to sell fixed income investment securities and incurring material losses on sales in future periods for liquidity purposes.

Based on April 30, 2000 market valuations, we had potential pre-tax warrant gains totaling $30.2 million (down from $54.1 million as of March 31, 2000 due to a decrease in market valuations) related to 43 companies. We are restricted from exercising many of these warrants until the second, third and fourth quarters of 2000. As of April 30, 2000, we held 1,020 warrants in 786 companies, and had made investments in 159 venture capital funds and direct equity investments in 37 companies. Many of these companies are non-public. Thus, for those companies for which a readily determinable market value cannot be obtained, we value those equity instruments at cost less any identified impairment. Additionally, we are typically precluded from using any type of derivative instrument to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies. Furthermore, we may reinvest some or all of the income realized from the disposition of these equity instruments in pursuing our business strategies.

LOANS

Total loans, net of unearned income, at March 31, 2000, were $1.6 billion, a slight increase of $8.4 million compared to the total at December 31, 1999. While we continue to generate new loans in most of our technology and life sciences and special industry niche practices, as well as in specialized lending products, many of our clients, primarily in the technology and life sciences niche, have received significant cash inflows from the capital markets and venture capital community. Consequently, we have experienced higher than normal paydowns and loan payoffs, which has caused total loans to remain relatively unchanged from December 31, 1999 to March 31, 2000.

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

We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the loan portfolio by segregating the allowance for loan losses into three components: "specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component, composed of allocated and unallocated portions that supplements the first two components, includes: our management's judgment of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, an evaluation of the composition of, and growth trends within, the loan portfolio, consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses, relies, to a great extent, on the judgment and experience of our management.

The allowance for loan losses totaled $72.9 million at March 31, 2000, an increase of $1.1 million, or 1.5%, compared to the $71.8 million balance at December 31, 1999. This increase was due to $12.6 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $11.5 million for the first three months of 2000.

The first quarter of 2000 net charge-off amount was composed of $16.3 million in gross charge-offs and $4.8 million in gross recoveries. The gross charge-offs included two commercial credits totaling $12.0 million in our healthcare services niche. Of the total first quarter gross charge-offs, $7.5 million were classified as nonperforming loans at the end of 1999.

Pursuant to a memorandum of understanding with our primary regulators, Silicon Valley Bank has committed to further enhance its credit monitoring and review policies and submit reports to the regulators regarding credit quality.

We believe our allowance for loan losses is adequate as of March 31, 2000. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:

                                                                   March 31,      December 31,
                                                                     2000            1999
(Dollars in thousands)                                            (Unaudited)     (Unaudited)
----------------------------------------------------------------------------------------------
Nonperforming assets:
Loans past due 90 days or more                                      $     -         $   911
Nonaccrual loans                                                     28,789          27,552
---------------------------------------------------------------------------------------------
Total nonperforming loans                                            28,789          28,463
OREO and other foreclosed assets                                          -               -
---------------------------------------------------------------------------------------------
Total nonperforming assets                                          $28,789         $28,463
=============================================================================================

Nonperforming loans as a percentage of total loans                      1.8%            1.7%
Nonperforming assets as a percentage of total assets                    0.6%            0.6%

Allowance for loan losses:                                          $72,900         $71,800
     As a percentage of total loans                                     4.4%            4.4%
     As a percentage of nonaccrual loans                              253.2%          260.6%
     As a percentage of nonperforming loans                           253.2%          252.3%

Nonperforming loans totaled $28.8 million, or 1.8% of total loans, at March 31, 2000, an increase of $0.3 million, or 1.1%, from the prior year-end total of $28.5 million, or 1.7% of total loans. Nonperforming loans at March 31, 2000 include two commercial credits totaling $13.8 million. The first credit, totaling $7.1 million, is in our healthcare services niche and was disclosed as having a higher than normal risk of becoming a nonperforming in our 1999 10-K. The second credit, a $6.7 million financial services (non technology) niche loan, has been classified as nonperforming since March 31, 1999 and was partially charged off in the fourth quarter of 1999. Our management believes these credits are adequately secured with collateral and reserves, and that any future charge-offs associated with these loans will not have a material impact on our future net income.

In addition to the loans disclosed in the foregoing analysis, we have identified two loans totaling $12.0 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

DEPOSITS

Total deposits were $4.5 billion at March 31, 2000, an increase of $406.4 million, or 9.9%, from the prior year-end total of $4.1 billion. A significant portion of the increase in deposits during the first three months of 2000 was concentrated in our noninterest-bearing demand deposits, which increased $477.4 million, or 24.8%, to a total of $2.4 billion at the end of the first quarter of 2000. This increase was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community and the equity markets, and by growth in the number of clients served by us during the first quarter of 2000.

MARKET RISK MANAGEMENT

Interest rate risk is the most significant market risk impacting us. Our monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as our market value of portfolio equity (MVPE). See our 1999 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 1999. There have been no changes in the assumptions used by us in monitoring interest rate risk as of March 31, 2000. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk and equity price risk. The impact on us, resulting from these other two types of market risks, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

LIQUIDITY

Another important objective of asset/liability management is to manage liquidity. The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand and depositors' needs, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions.

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Our asset/liability committee (ALCO) provides oversight to the liquidity management process and recommends policy guidelines, subject to board of directors approval, and courses of action to address our actual and projected liquidity needs.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At March 31, 2000, the Bank's ratio of liquid assets to total deposits was 57.5%. This ratio is well in excess of our minimum policy guidelines and is higher than the comparable ratio of 55.7% as of December 31, 1999. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of March 31, 2000, we were in compliance with all of these policy measures.

CAPITAL RESOURCES

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of trust preferred securities and common stock, as well as retained earnings.

We issued 1.6 million shares of common stock at $42.00 per share in relation to an offering in the fourth quarter of 1999. We received proceeds of $63.3 million related to the sale of these securities, net of underwriting commissions and other offering expenses. In addition, in 1998 we issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. The securities had an offering price (liquidation amount) of $25 per security and distributions at a fixed rate of 8.25% are paid quarterly. The securities have a maximum maturity of 30 years and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve Board. We received proceeds of $38.5 million related to the sale of these securities, net of underwriting commissions and other offering expenses. The trust preferred securities are presented as a separate line item in the consolidated balance sheet under the caption "Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures."

Stockholders' equity totaled $400.7 million at March 31, 2000, an increase of $31.8 million, or 8.6%, from the $368.9 million balance at December 31, 1999. This increase was primarily due to net income of $54.7 million for the three months ended March 31, 2000 and net proceeds from the issuance of common stock of $17.6 million, partially offset by a decrease in the after-tax net unrealized gains on available-for-sale securities of $38.6 million. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of March 31, 2000.

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

Both Silicon's and Silicon Valley Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of March 31, 2000, and December 31, 1999. Capital ratios for Silicon and Silicon Valley Bank are set forth below:

                                                             March 31,       December 31,
                                                               2000             1999
                                                            (Unaudited)
-----------------------------------------------------------------------------------------
Silicon Valley Bancshares:
Total risk-based capital ratio............................     16.2%            15.5%
Tier 1 risk-based capital ratio...........................     14.9%            14.3%
Tier 1 leverage ratio    .................................      9.0%            8.8%

Silicon Valley Bank:
Total risk-based capital ratio............................     14.4%            14.0%
Tier 1 risk-based capital ratio...........................     13.1%            12.7%
Tier 1 leverage ratio    .................................      7.9%            7.9%


The increase in the total risk-based capital ratio and the Tier 1 risk-based capital ratio from December 31, 1999 to March 31, 2000 was primarily attributable to an increase in Tier 1 capital. This increase was due to both the issuance of common stock, which generated net proceeds of $17.6 million, and internally generated capital, primarily net income of $54.7 million. The Tier 1 leverage ratio remained fairly consistent between December 31, 1999 and March 31, 2000 due to an increase in quarterly average total assets which offset the increase in Tier 1 capital. Quarterly average total assets increased due to strong growth in deposits during the 2000 first quarter.

In an informal arrangement with Silicon Valley Bank's primary banking regulators, pursuant to a memorandum of understanding entered into in late September 1999, Silicon Valley Bank has agreed to maintain a Tier 1 leverage ratio of at least 7.25%. As of March 31, 2000, we were in compliance with this term of the memorandum of understanding.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at March 31, 2000, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS:

       None.

(b)    REPORTS ON FORM 8-K:

       No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SILICON VALLEY BANCSHARES


Date:  May 12, 2000                    /s/ Donal D. Delaney
                                       ----------------------------------------
                                       Donal D. Delaney
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)