Form 10-Q
period 2000-06-30
SILICON VALLEY BANCSHARES
filed 2000-08-14
CIK 719739

    As filed with the Securities and Exchange Commission on August 14, 2000
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

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


         At July 31, 2000, 46,370,712 shares of the registrant's common stock ($0.001 par value) were outstanding.

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

                         PART I - FINANCIAL INFORMATION

               ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,        December 31,
(Dollars in thousands, except par value)                                              2000              1999
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                             $   346,108      $   278,061
Federal funds sold and securities purchased under
  agreement to resell                                                                 1,203,779          898,041
Investment securities, at fair value                                                  2,184,348        1,747,408
Loans, net of unearned income                                                         1,598,534        1,623,005
Allowance for loan losses                                                               (73,800)         (71,800)
-------------------------------------------------------------------------------------------------------------------
Net loans                                                                             1,524,734        1,551,205
Premises and equipment                                                                   10,008           10,742
Accrued interest receivable and other assets                                            124,248          110,941
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $5,393,225       $4,596,398
===================================================================================================================

Liabilities and Stockholders' Equity:
Liabilities:
Deposits:
Noninterest-bearing demand                                                           $2,536,821       $1,928,100
NOW                                                                                      62,022           43,643
Money market                                                                          1,615,289        1,845,377
Time                                                                                    631,090          292,285
-------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                    4,845,222        4,109,405
Other liabilities                                                                        73,257           79,606
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     4,918,479        4,189,011
-------------------------------------------------------------------------------------------------------------------

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures
   (trust preferred securities)                                                          38,563           38,537

Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized;
   none outstanding
Common stock, $0.001 par value, 60,000,000 shares authorized; 46,283,012 and
   44,800,736 shares outstanding at June 30, 2000
   and December 31, 1999, respectively                                                       46               45
Additional paid-in capital                                                              178,457          153,440
Retained earnings                                                                       264,420          176,030
Unearned compensation                                                                    (3,699)          (2,327)
Accumulated other comprehensive income:
    Net unrealized gains (losses) on available-for-sale investments                      (3,041)          41,662
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              436,183          368,850
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $5,393,225       $4,596,398
===================================================================================================================

           See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                   For the three months ended           For the six months ended
                                                   --------------------------           -------------------------
                                                     June 30,        June 30,           June 30,        June 30,
(Dollars in thousands, except per share amounts)      2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans                                            $47,089        $39,527            $ 91,382       $ 77,059
    Investment securities                             29,104         22,250              53,660         41,094
    Federal funds sold and securities
      purchased under agreement to resell             18,873          6,947              34,900         12,925
-------------------------------------------------------------------------------------------------------------------
Total interest income                                 95,066         68,724             179,942        131,078
Interest expense                                      13,168         21,952              26,544         42,904
-------------------------------------------------------------------------------------------------------------------
Net interest income                                   81,898         46,772             153,398         88,174
Provision for loan losses                             11,058         10,802              23,630         18,770
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                     70,840         35,970             129,768         69,404
---------------------------------------------------------------------------------------------------------------
Noninterest income:
    Disposition of client warrants                    16,755          1,688              56,109          2,510
    Investment gains (losses)                          2,245           (374)             32,133           (243)
    Client investment fees                             8,237            246              13,856            478
    Letter of credit and foreign
      exchange income                                  4,695          3,474               8,326          6,143
    Deposit service charges                              868            677               1,582          1,344
    Other                                              1,795            747               3,723          1,479
-------------------------------------------------------------------------------------------------------------------
Total noninterest income                              34,595          6,458             115,729         11,711
-------------------------------------------------------------------------------------------------------------------
Noninterest expense:
    Compensation and benefits                         27,372         15,385              51,743         30,266
    Retention and warrant incentive plans              2,936            335              12,786            655
    Professional services                              6,277          3,552               8,723          5,895
    Furniture and equipment                            2,877          1,402               4,891          2,790
    Business development and travel                    2,292          1,524               4,735          2,855
    Net occupancy                                      2,142          1,569               4,046          3,038
    Postage and supplies                                 901            567               1,689          1,232
    Trust preferred securities distributions             825            825               1,650          1,650
    Advertising and promotion                            803            734               1,302          1,334
    Telephone                                            711            439               1,207            838
    Cost of other real estate owned                        -             (5)                  -            268
    Other                                              1,864          1,470               3,747          2,513
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense                             49,000         27,797              96,519         53,334
-------------------------------------------------------------------------------------------------------------------
Income before income tax expense                      56,435         14,631             148,978         27,781
Income tax expense                                    22,700          5,678              60,588         10,991
-------------------------------------------------------------------------------------------------------------------
Net income                                           $33,735       $  8,953            $ 88,390       $ 16,790
===================================================================================================================
Basic earnings per share                             $  0.74       $   0.22            $   1.95       $   0.41
Diluted earnings per share                           $  0.70       $   0.21            $   1.85       $   0.40
===================================================================================================================

           See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                   For the three months ended          For the six months ended
                                                   --------------------------          -------------------------
                                                     June 30,        June 30,           June 30,        June 30,
(Dollars in thousands)                                2000            1999               2000            1999
-------------------------------------------------------------------------------------------------------------------
Net income                                           $ 33,735        $ 8,953          $ 88,390          $16,790

Other comprehensive income loss, net of tax:
   Changes in unrealized gains (losses) on
    available-for-sale investments:
     Unrealized holding gains (losses)                  5,262         (6,227)            7,651           (6,929)
     Less: Reclassification adjustment for
       gains included in net income                   (11,358)          (789)          (52,354)          (1,360)
-------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                               (6,096)        (7,016)          (44,703)          (8,289)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                                 $ 27,639        $ 1,937          $ 43,687          $ 8,501
===================================================================================================================

           See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the six months ended
                                                                                    --------------------------
                                                                                    June 30,         June 30,
(Dollars in thousands)                                                                2000             1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                                     $  88,390        $  16,790
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Provision for loan losses                                                       23,630           18,770
       Provision for other real estate owned                                                -              264
       Depreciation and amortization                                                    1,838            1,618
       Net (gain) loss on sales of investment securities                              (32,133)             243
       Net gains on disposition of client warrants                                    (56,109)          (2,510)
       Increase in prepaid expenses                                                      (874)            (384)
       Increase in accrued interest receivable                                         (4,266)          (9,149)
       Increase (decrease) in unearned income                                           3,250           (1,441)
       Increase (decrease) in taxes payable                                               399           (7,281)
       Increase in retention, warrant and other
         incentive plans payable                                                       13,318              972
       Other, net                                                                       4,889            4,691
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              42,332           22,583
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and paydowns of
       investment securities                                                          332,412          682,149
     Proceeds from sales of investment securities                                     186,507          539,225
     Purchases of investment securities                                              (941,157)      (1,432,108)
     Net (increase) decrease in loans                                                  (6,291)          24,908
     Proceeds from recoveries of charged off loans                                      5,882            3,769
     Net proceeds from sales of other real estate owned                                     -              400
     Purchases of premises and equipment                                               (1,104)          (1,963)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                (423,751)        (183,620)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                                                         735,817          521,221
     Proceeds from issuance of common stock,
       net of issuance costs                                                           19,387            1,527
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                             755,204          522,748
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                             373,785          361,711
Cash and cash equivalents at January 1,                                             1,176,102          522,203
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at June 30,                                              $1,549,887         $883,914
===================================================================================================================

Supplemental disclosures:
     Interest paid                                                                 $   25,808         $ 42,906
     Income taxes paid                                                             $   21,380         $ 18,590
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

NATURE OF OPERATIONS

Silicon Valley Bancshares is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in California, and additionally has loan offices in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves emerging growth and middle-market companies in targeted niches, focusing on the technology and life sciences industries, while also identifying and capitalizing on opportunities to serve companies in other industries whose financial services needs are underserved. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

CONSOLIDATION

The interim consolidated financial statements include the accounts of Silicon Valley Bancshares and those of its wholly owned subsidiaries, the Bank, SVB Strategic Investors, LLC, SVB Capital I and SVB Leasing Company (inactive). Intercompany accounts and transactions have been eliminated.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 2000, the results of its operations and cash flows for the three and six months ended June 30, 2000, and June 30, 1999. The December 31, 1999 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2000 may not necessarily be indicative of the Company's operating results for the full year.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents as reported in the interim consolidated statements of cash flows includes cash on hand, cash balances due from banks, federal funds sold, and securities purchased under agreement to resell. The cash equivalents are readily convertible to known amounts of cash and present an insignificant risk of changes in value due to maturity dates of 90 days or less.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $546,000 and $291,000 at June 30, 2000, and December 31, 1999, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. SFAS No. 133, was further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which primarily relates to certain foreign-exchange, consolidation, normal purchases and normal sales derivative issues. The Company has not completed its assessment of the impact of SFAS No. 133, as amended and SFAS No. 138, on its consolidated financial position or results of operations. The Company expects to adopt these statements on January 1, 2001.

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

The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2000 and 1999.

                                           Three Months Ended June 30,               Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------
(Dollars and shares in thousands,          Net                Per Share              Net               Per Share
except per share amounts)                Income     Shares     Amount              Income     Shares    Amount
----------------------------------------------------------------------------------------------------------------
2000:
Basic EPS:
Income available to common
  stockholders                           $33,735     45,586     $0.74              $88,390     45,417    $1.95

Effect of Dilutive Securities:
Stock Ooptions And Restricted Stock            -      2,393         -                    -      2,346        -
-------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common
  stockholders plus assumed
  conversions                            $33,735     47,979     $0.70              $88,390     47,763    $1.85
===================================================================================================================

1999:
Basic EPS:
Income available to common
  stockholders                            $8,953     41,025     $0.22              $16,790     41,001    $0.41

Effect of Dilutive Securities:
Stock options and restricted stock             -        789         -                    -        715        -
-------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common
  stockholders plus assumed
  conversions                             $8,953     41,814     $0.21              $16,790     41,716    $0.40
===================================================================================================================

3.  LOANS

The detailed composition of loans, net of unearned income of $11.8 million and $8.6 million at June 30, 2000, and December 31, 1999, respectively, is presented in the following table:

                                                                                 June 30,            December 31,
(Dollars in thousands)                                                             2000                  1999
-------------------------------------------------------------------------------------------------------------------
Commercial                                                                      $1,403,072            $1,414,728
Real estate construction                                                            59,178                76,209
Real estate term                                                                    57,268                67,738
Consumer and other                                                                  79,016                64,330
-------------------------------------------------------------------------------------------------------------------
Total loans                                                                     $1,598,534            $1,623,005
===================================================================================================================

4.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three and six months ended June 30, 2000 and 1999 was as follows:

                                               Three Months Ended June 30,             Six Months Ended June 30,
                                               ----------------------------            -------------------------
(Dollars in thousands)                          2000                1999                2000             1999
-------------------------------------------------------------------------------------------------------------------
Beginning balance                              $72,900             $47,600              $71,800          $46,000
Provision for loan losses                       11,058              10,802               23,630           18,770
Loans charged off                              (11,259)             (4,162)             (27,512)         (12,239)
Recoveries                                       1,101               2,060                5,882            3,769
-------------------------------------------------------------------------------------------------------------------
Balance at June 30,                            $73,800             $56,300              $73,800          $56,300
===================================================================================================================

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $26.8 million and $46.7 million at June 30, 2000, and June 30, 1999, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $10.4 million at June 30, 2000, and $11.2 million at June 30, 1999. Average impaired loans for the second quarter of 2000 and 1999 totaled $26.0 million and $48.2 million, respectively.

5.  STOCK SPLIT

In March 2000, the Board of Directors approved a two-for-one stock split, in the form of a stock dividend of the Company's common stock. Holders of the Company's $0.001 par value common stock as of the record date, April 21, 2000 received one additional share of $0.001 par value for every one share of common stock they owned as of the record date. Shares and per share amounts for all periods presented in the accompanying financial statements have been adjusted to give retroactive recognition to a two-for-one stock split distributed on May 15, 2000.

6.  COMMON STOCK OFFERING

On August 7, 2000, the Company issued 2.3 million shares of common stock at $42.19 per share. The Company received proceeds of $91.0 million related to the sale of these securities, net of underwriting commission and other offering expenses.

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

You should read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and supplementary data as presented in Item 1 of this report. This discussion and analysis includes "forward-looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, in this discussion and analysis the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to Silicon Valley Bancshares or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and have based these expectations on our beliefs as well as our assumptions, such expectations may prove to be incorrect.

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the text under the caption "Risk Factors" included in our Report on Form S-3 filed with the Securities and Exchange Commission on August 1, 2000. We urge investors to consider these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

Certain reclassifications have been made to our prior years results to conform with 2000 presentations. Such reclassifications had no effect on our results of operations or stockholders' equity.

EARNINGS SUMMARY

We reported net income of $33.7 million, or $0.70 per diluted share, for the second quarter of 2000, compared with net income of $9.0 million, or $0.21 per diluted share, for the second quarter of 1999. Net income totaled $88.4 million, or $1.85 per diluted share, for the six months ended June 30, 2000, versus $16.8 million, or $0.40 per diluted share, for the respective 1999 period. The annualized return on average assets (ROA) was 2.7% in the second quarter of 2000 versus 0.9% in the second quarter of 1999. The annualized return on average equity (ROE) for the second quarter of 2000 was 33.1%, compared to 16.0% in the 1999 second quarter. For the first six months of 2000, ROA was 3.6% and ROE was 44.2% versus 0.9% and 15.3%, respectively, for the comparable prior year period.

The increase in net income during the three and six months ended June 30, 2000, as compared with the prior year respective periods, resulted primarily from significant growth in both net interest income and noninterest income, partially offset by increases in the provision for loan losses and in noninterest expense. The major components of net income and changes in these components are summarized in the following table for the three and six months ended June 30, 2000 and 1999, and are discussed in more detail below.


                                            Three Months Ended June 30,                Six Months Ended June 30,
                                            ----------------------------               -------------------------
(Dollars in thousands)                          2000               1999                  2000           1999
----------------------------------------------------------------------------------------------------------------
Net interest income                            $81,898            $46,772               $153,398        $88,174
Provision for loan losses                       11,058             10,802                 23,630         18,770
Noninterest income                              34,595              6,458                115,729         11,711
Noninterest expense                             49,000             27,797                 96,519         53,334
---------------------------------------------------------------------------------------------------------------
Income before income taxes                      56,435             14,631                148,978         27,781
Income tax expense                              22,700              5,678                 60,588         10,991
---------------------------------------------------------------------------------------------------------------
Net income                                     $33,735            $ 8,953               $ 88,390        $16,790
===============================================================================================================

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

The following tables set forth average assets, liabilities and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the three and six months ended June 30, 2000 and 1999, respectively.

                      ----------------------------------------------------------------------------
                                         AVERAGE BALANCES, RATES AND YIELDS
                      ----------------------------------------------------------------------------

                                                                  For the three months ended June 30,
                                            ----------------------------------------------------------------------------
                                                          2000                                       1999
                                            ---------------------------------          ---------------------------------
                                                                      Average                                    Average
                                            Average                    Yield/          Average                    Yield/
(Dollars in thousands)                      Balance        Interest     Rate           Balance        Interest     Rate
------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
   Federal funds sold and
     securities purchased under
     agreement to resell (1)              $ 1,211,928      $18,873       6.3%      $    581,544     $  6,947       4.8%
   Investment securities:
     Taxable                                1,799,231       27,291       6.1          1,433,357       20,779       5.8
     Non-taxable (2)                          168,234        2,789       6.7            143,961        2,263       6.3
   Loans:
     Commercial                             1,377,250       41,831      12.2          1,380,428       34,620      10.1
     Real estate construction and term        124,773        3,372      10.9            137,807        3,472      10.1
     Consumer and other                        76,785        1,886       9.9             68,662        1,435       8.4
----------------------------------------  ------------------------------------      ------------------------------------
   Total loans                              1,578,808       47,089      12.0          1,586,897       39,527      10.0
----------------------------------------  ------------------------------------      ------------------------------------
Total interest-earning assets               4,758,201       96,042       8.1          3,745,759       69,516       7.4
----------------------------------------  ------------------------------------      ------------------------------------

Cash and due from banks                       255,753                                   181,657
Allowance for loan losses                     (74,090)                                  (51,658)
Other real estate owned                             -                                       127
Other assets                                  127,170                                    66,078
----------------------------------------  -----------                               -----------
Total assets                              $ 5,067,034                               $ 3,941,963
========================================  ===========                               ===========

Funding Sources:
Interest-Bearing Liabilities:
   NOW deposits                           $    58,260          184       1.3        $    21,896           85       1.5
   Regular money market deposits              391,291        1,788       1.8            346,161        2,328       2.7
   Bonus money market deposits              1,182,789        5,728       1.9          2,100,758       17,587       3.4
   Time deposits                              538,768        5,468       4.1            188,866        1,952       4.1
------------------------------------------------------------------------------      ------------------------------------
Total interest-bearing liabilities          2,171,108       13,168       2.4          2,657,681       21,952       3.3
Portion of noninterest-bearing
   Funding sources                          2,587,093                                 1,088,078
----------------------------------------  ------------------------------------      ------------------------------------
Total funding sources                       4,758,201       13,168       1.1          3,745,759       21,952       2.4
----------------------------------------  ------------------------------------      ------------------------------------

Noninterest-Bearing Funding Sources:
Demand deposits                             2,359,962                                   996,696
Other liabilities                              87,770                                    25,039
Trust preferred securities (3)                 38,552                                    38,501
Stockholders' equity                          409,642                                   224,046
Portion used to fund
   Interest-earning assets                 (2,587,093)                               (1,088,078)
----------------------------------------  ------------                              ------------
Total liabilities and stockholders'
   equity                                 $ 5,067,034                               $ 3,941,963
========================================  ===========                               ===========
Net interest income and margin                             $82,874       7.0%                        $47,564       5.0%
========================================                   =======       ====                        =======       ====

Memorandum:  Total deposits               $ 4,531,070                               $ 3,654,377
========================================  ===========                               ===========

(1) Includes average interest-bearing deposits in other financial institutions of $544 and $174 for the three months ended June 30, 2000 and 1999, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2000 and 1999. The tax equivalent adjustments were $976 and $792 for the three months ended June 30, 2000 and 1999, respectively.
(3) The 8.25% annual distribution to SVB Capital I is recorded as a component of noninterest expense.

                      ----------------------------------------------------------------------------
                                         AVERAGE BALANCES, RATES AND YIELDS
                      ----------------------------------------------------------------------------

                                                                   For the six months ended June 30,
                                            ----------------------------------------------------------------------------
                                                            2000                                     1999
                                            ----------------------------------      ------------------------------------
                                                                      Average                                  Average
                                            Average                    Yield/          Average                  Yield/
(Dollars in thousands)                      Balance        Interest     Rate           Balance      Interest     Rate
------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
   Federal funds sold and
     securities purchased under
     agreement to resell (1)              $ 1,156,563    $  34,900       6.1%      $    545,688    $  12,925       4.8%
   Investment securities:
     Taxable                                1,693,688       50,403       6.0          1,343,699       38,360       5.8
     Non-taxable (2)                          155,637        5,011       6.5            133,725        4,206       6.3
   Loans:
     Commercial                             1,387,585       81,163      11.8          1,387,052       67,544       9.8
     Real estate construction and term        130,374        6,852      10.6            137,953        7,040      10.3
     Consumer and other                        70,927        3,368       9.5             57,228        2,474       8.7
----------------------------------------  ------------------------------------      ------------------------------------
   Total loans                              1,588,886       91,383      11.6          1,582,233       77,058       9.8
----------------------------------------  ------------------------------------      ------------------------------------
Total interest-earning assets               4,594,774      181,697       8.0          3,605,345      132,549       7.4
----------------------------------------  ------------------------------------      ------------------------------------

Cash and due from banks                       269,448                                   167,595
Allowance for loan losses                     (72,701)                                  (50,538)
Other real estate owned                             -                                       365
Other assets                                  156,691                                    64,354
----------------------------------------  -----------                               -----------
Total assets                              $ 4,948,212                               $ 3,787,121
========================================  ===========                               ===========

Funding Sources:
Interest-Bearing Liabilities:
   NOW deposits                         $      55,428          445       1.6      $      22,119          160       1.5
   Regular money market deposits              405,339        3,692       1.8            342,250        4,578       2.7
   Bonus money market deposits              1,340,399       13,307       2.0          2,014,054       34,664       3.5
   Time deposits                              448,207        9,101       4.1            167,674        3,502       4.2
----------------------------------------  ------------------------------------      ----------------------------------
Total interest-bearing liabilities          2,249,373       26,545       2.4          2,546,097       42,904       3.4
Portion of noninterest-bearing
   Funding sources                          2,345,401                                 1,059,248
----------------------------------------  ------------------------------------      ------------------------------------
Total funding sources                       4,594,774       26,545       1.2          3,605,345       42,904       2.4
----------------------------------------  ------------------------------------      ------------------------------------

Noninterest-Bearing Funding Sources:
Demand deposits                             2,170,640                                   956,294
Other liabilities                              87,353                                    24,724
Trust preferred securities (3)                 38,546                                    38,494
Stockholders' equity                          402,300                                   221,512
Portion used to fund
   Interest-earning assets                 (2,345,401)                               (1,059,248)
----------------------------------------  -----------                               -----------
Total liabilities and stockholders'
   equity                                 $ 4,948,212                               $ 3,787,121
========================================  ============                              ===========
Net interest income and margin                            $155,152       6.8%                       $ 89,645       5.0%
========================================                  ========       ====                       ========       ====

Memorandum:  Total deposits               $ 4,420,013                               $ 3,502,391
========================================  ===========                               ===========

(1) Includes average interest-bearing deposits in other financial institutions of $454 and $184 for the six months ended June 30, 2000 and 1999, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2000 and 1999. The tax equivalent adjustments were $1,754 and $1,472 for the six months ended June 30, 2000 and 1999, respectively.
(3) The 8.25% annual distribution to SVB Capital I is recorded as a component of noninterest expense.

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the periods indicated. Because of the numerous simultaneous volume and rate changes during any period, it is not possible to allocate such changes between volume and rate. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2000 and 1999.

                                                                     2000 Compared to 1999
                                              --------------------------------------------------------------------
                                              Three Months Ended June 30,            Six Months Ended June 30,
                                              -----------------------------        -------------------------------
                                                   Increase (Decrease)                  Increase (Decrease)
                                                    Due to Change in                     Due to Change in
                                              -----------------------------        -------------------------------
(Dollars in thousands)                         Volume       Rate      Total        Volume        Rate      Total
------------------------------------------------------------------------------------------------------------------
Interest income:
   Federal funds sold and securities
    purchased under agreement to resell       $ 9,293   $  2,633   $ 11,926        $17,699  $   4,276  $  21,975
   Investment securities                        5,852      1,186      7,038         11,170      1,678     12,848
   Loans                                         (205)     7,767      7,562            331     13,994     14,325
------------------------------------------------------------------------------------------------------------------
Increase in interest income                    14,940     11,586     26,526         29,200     19,948     49,148
------------------------------------------------------------------------------------------------------------------

Interest expense:
   NOW deposits                                   117        (18)        99            266         19        285
   Regular money market deposits                  273       (813)      (540)           752     (1,638)      (886)
   Bonus money market deposits                 (6,047)    (5,812)   (11,859)        (9,408)   (11,949)   (21,357)
   Time deposits                                3,546        (30)     3,516          5,709       (110)     5,599
------------------------------------------------------------------------------------------------------------------
Decrease in interest expense                   (2,111)    (6,673)    (8,784)        (2,681)   (13,678)   (16,359)
------------------------------------------------------------------------------------------------------------------
Increase in net interest income               $17,051    $18,259    $35,310        $31,881   $ 33,626   $ 65,507
==================================================================================================================

Net interest income, on a fully taxable-equivalent basis, totaled $82.9 million for the second quarter of 2000, an increase of $35.3 million, or 74.2%, from the $47.6 million total for the second quarter of 1999. The increase in net interest income was the result of a $26.5 million, or 38.2%, increase in interest income, combined with a $8.8 million, or 40.0%, decrease in interest expense over the comparable prior year period.

The $26.5 million increase in interest income for the second quarter of 2000, as compared to the second quarter of 1999, was the result of a $14.9 million favorable volume variance and a $11.6 million favorable rate variance. The favorable volume variance resulted from a $1.0 billion, or 27.0%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted primarily from strong growth in our deposits, which increased $876.7 million, or 24.0%, compared to the second quarter of 1999. The increase in average interest-earning assets was primarily centered in highly liquid, federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $1.0 billion.

Average investment securities for the second quarter of 2000 increased $390.1 million, or 24.7%, as compared to the 1999 second quarter, resulting in a $5.9 million favorable volume variance. The aforementioned strong growth in average deposits exceeded the growth in average loans over the past year, and generated excess funds that were partially invested in U.S. agency securities, mortgage-backed securities and municipal securities. The growth in the investment portfolio reflected our actions to continue to increase as well as further diversify our portfolio of short-term investments in response to the continuing increase in liquidity.

Average federal funds sold and securities purchased under agreement to resell increased a combined $630.4 million, or 108.4%, in the second quarter of 2000 over the prior year second quarter, resulting in a $9.3 million favorable volume variance. This increase was also a result of the aforementioned strong growth in average deposits during the past year and reflected our actions to continue to further diversify our portfolio of short-term investments.

Favorable rate variances associated with each component of interest-earning assets combined to increase interest income by $11.6 million in the second quarter of 2000, as compared to the respective prior year period. Short-term market interest rates have increased on an overall basis during the first half of 2000. As a result of this increase, we earned higher yields during the second quarter of 2000 on federal funds sold, securities purchased under agreements to resell and our investment securities, a significant portion of which were short-term in nature, resulting in a $3.8 million favorable rate variance as compared to the prior year. The average yield on loans in second quarter 2000 also increased 200 basis points from the respective prior year second quarter, accounting for the remaining $7.8 million of the total favorable rate variance. This increase was primarily attributable to a 149 basis point increase in our weighted average prime rate in the second quarter of 2000 as compared to the similar prior year period. A significant portion of our loans continues to be prime rate-based as of June 30, 2000.

The yield on average interest-earning assets increased 70 basis points in the second quarter of 2000 from the comparable prior year period. This increase primarily resulted from a rise in the average yield on loans, largely due to an increase in our prime rate, as well as an increase in short-term market rates, which resulted in increased yields on federal funds sold and securities purchased under agreement to resell.

Total interest expense in the 2000 second quarter decreased $8.8 million from the second quarter of 1999. This decrease was due to a favorable volume variance of $2.1 million, combined with favorable rate variance of $6.7 million. The favorable volume variance resulted from a $486.6 million, or 18.3%, decrease in average interest-bearing liabilities in the second quarter of 2000 as compared to the second quarter of 1999. This decrease was largely concentrated in our bonus money market deposit product, which decreased $918.0 million, or 43.7%. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit product, from 3.4% in second quarter 1999 to 1.9% in second quarter 2000. The reduction in average rates paid on interest-bearing liabilities during the second quarter of 2000 as compared to the similar prior year period was primarily attributable to our lowering the average rate paid on our bonus money market deposit product by 150 basis points. We took this action in order to lower total assets and thereby increase our Tier 1 leverage capital ratio. See " Item 2. Capital Resources."

The average cost of funds paid in the second quarter of 2000 was 1.1%, down from the 2.4% paid in the second quarter of 1999. The decrease in the average cost of funds was largely due to a decrease of 150 basis points in the average rate paid on our bonus money market deposit product.

Net interest income, on a fully taxable-equivalent basis, totaled $155.2 million for the first half of 2000, an increase of $65.5 million, or 73.1%, from the $89.6 million total for the first half of

1999. The increase in net interest income was the result of a $49.1 million, or 37.1%, increase in interest income, combined with a $16.4 million, or 38.1%, decrease in interest expense over the comparable prior year period.

The $49.1 million increase in interest income for the first half of 2000, as compared to the first half of 1999, was the result of a $29.2 million favorable volume variance and a $19.9 million favorable rate variance. The favorable volume variance resulted from a $989.4 million, or 27.4%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in our deposits, which increased $917.6 million, or 26.2%, compared to the first half of 1999. The increase in average interest-earning assets was primarily centered in highly liquid, federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $982.8 million.

The yield on average interest-earning assets increased 60 basis points in the first half of 2000 from the comparable prior year period. This increase primarily resulted from a rise in the average yield on loans, largely due to an increase in our prime rate, as well as an increase in short-term market rates, which resulted in increased yields on federal funds sold and securities purchased under agreement to resell.

Total interest expense in the 2000 first half decreased $16.4 million from the first half of 1999. This decrease was due to a favorable volume variance of $2.7 million, combined with a favorable rate variance of $13.7 million. The favorable volume variance resulted from a $296.7 million, or 11.7%, decrease in average interest-bearing liabilities in the first half of 2000 as compared to the first half of 1999. This decrease was largely concentrated in our bonus money market deposit product, which decreased $673.7 million, or 33.4%, partially offset by an increase in our time deposit product, which increase $280.5 million, or 167.3%. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit product, from 3.5% in the first half 1999 to 2.0% in the first half 2000. The reduction in average rates paid on interest-bearing liabilities during the first half of 2000 as compared to the similar prior year period was primarily attributable to our lowering the average rate paid on our bonus money market deposit product by 150 basis points. We took this action in order to lower total assets and thereby increase our Tier 1 leverage capital ratio. See "Item 2. Capital Resources."

The average cost of funds paid in the first half of 2000 was 1.2%, down from the 2.4% paid in the first half of 1999. The decrease in the average cost of funds was largely due to a decrease of 150 basis points in the average rate paid on our bonus money market deposit product.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Our provision for loan losses totaled $11.1 million for the second quarter of 2000, a $0.3 million, or 2.4%, increase compared to the $10.8 million provision for the second quarter of 1999. The provision for loan losses increased $4.9 million, or 25.9%, to a total of $23.6 million for the first six months of 2000 versus $18.8 million for the comparable 1999 period. See "Financial Condition-- Credit Quality and the Allowance for Loan Losses" for additional related discussion.

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the three and six months ended June 30, 2000 and 1999:


                                                        Three Months Ended June 30,         Six Months Ended June 30,
                                                        ---------------------------         -------------------------
(Dollars in thousands)                                     2000              1999             2000             1999
---------------------------------------------------------------------------------------------------------------------
Disposition of client warrants                           $16,755            $1,688          $ 56,109         $ 2,510
Investment gains (losses)                                  2,245              (374)           32,133            (243)
Client investment fees                                     8,237               246            13,856             478
Letter of credit and foreign exchange income               4,695             3,474             8,326           6,143
Deposit service charges                                      868               677             1,582           1,344
Other                                                      1,795               747             3,723           1,479
---------------------------------------------------------------------------------------------------------------------
Total noninterest income                                 $34,595            $6,458          $115,729         $11,711
=====================================================================================================================

Noninterest income increased $28.1 million, or 435.7%, to a total of $34.6 million in the second quarter of 2000 versus $6.5 million in the prior year second quarter. This increase was largely due to a $15.1 million increase in income from the disposition of client warrants, combined with a $8.0 million increase in client investment fees and a $2.6 million increase in investment gains. Noninterest income totaled $115.7 million for the first six months of 2000, an increase of $104.0 million, or 888.2%, from the $11.7 million in the comparable 1999 period. This increase was largely due to a $53.6 million increase in income from the disposition of client warrants, combined with a $32.4 million increase in investment gains and a $13.4 million increase in client investment fees.

Income from the disposition of client warrants totaled $16.8 million and $56.1 million for the three and six months ended June 30, 2000, compared to $1.7 million and $2.5 million for the respective 1999 periods. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of income with any degree of accuracy and it is likely to vary materially from period to period. During the first half of 2000 and throughout 1999, a portion of the income from the disposition of client warrants was offset by expenses related to our efforts to build an infrastructure sufficient to support present and prospective business activities, and was also offset by increases to the provision for loan losses in those periods.

We realized $2.2 million and $32.1 million in gains on sale of investment securities during the three and six months ended June 30, 2000, related to venture capital fund and direct equity investments.

Client investment fees totaled $8.2 million and $13.9 million in the three and six months ended June 30, 2000, compared to $0.2 million and $0.5 million in the similar prior year periods. Prior to June 1999, we only earned client investment fees on off-balance sheet funds that were invested by clients in investment securities such as U.S. Treasuries, U.S. agencies and commercial paper. Beginning in June 1999, we began offering off-balance sheet private label mutual fund products to clients. We earn fees ranging from 35 to 50 basis points on the average balance in these products.

At June 30, 2000, $10.2 billion in client funds were invested by clients off-balance sheet, including $7.1 billion in the mutual fund products. The significant growth in the amount of off-balance sheet client funds was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year. Additionally, growth in off-balance sheet client funds was also attributable to the expansion of our client base and increased marketing of off-balance sheet private label mutual fund products.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $4.7 million in the second quarter of 2000, an increase of $1.2 million, or 35.1%, from the $3.5 million earned in the second quarter of 1999. For the first six months of 2000, letter of credit fees, foreign exchange fees and other trade finance income totaled $8.3 million, an increase of $2.2 million, or 35.5%, compared to the $6.1 million in the first six months of 1999. The growth reflects a concerted effort by our management to expand the penetration of trade finance-related products and services among our growing client base, a large percentage of which provide products and services in international markets.

Deposit service charges totaled $0.9 million for the three months ended June 30, 2000, an increase of $0.2 million, or 28.2%, from the $0.7 million reported in the second quarter of 1999. For the first six months of 2000 and 1999 deposit service charges totaled $1.6 million and $1.3 million, respectively. Clients compensate us for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by us as deposit service charges income.

Other noninterest income largely consists of service-based fee income, and increased $1.0 million, or 140.3%, to $1.8 million in the second quarter of 2000 from $0.7 million in the second quarter of 1999. For the six months ended June 30, 2000, other noninterest income increased $2.2 million, or 151.7%, to $3.7 million from $1.5 million in the comparable 1999 period. The increase in other noninterest income was primarily due to corporate finance fees of $0.6 million and $1.2 million for the three and six months ended June 30, 2000 and a higher volume of cash management and loan documentation services related to our growing client base.

NONINTEREST EXPENSE

Noninterest expense in the second quarter of 2000 totaled $49.0 million, a $21.2 million, or 76.3%, increase from the $27.8 million incurred in the comparable 1999 period. Noninterest expense totaled $96.5 million for the first six months of 2000, an increase of $43.2 million, or 81.0%, over the $53.3 million total for the comparable 1999 period. We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with retention and warrant incentive plans and other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. Our efficiency ratio for the 2000 second quarter was 47.2% versus 52.9% for the second quarter of 1999. Our efficiency ratio for the first six months of 2000 was 46.3%, versus 53.7% for the comparable 1999 period. The following table presents the detail of noninterest expense and the incremental contribution of each line item to our efficiency ratio:

                                                                        Three Months Ended June 30,
                                                    ---------------------------------------------------------------
                                                              2000                                   1999
                                                    ------------------------           ----------------------------
                                                                  Percent of                         Percent of
                                                                   Adjusted                           Adjusted
(Dollars in thousands)                              Amount         Revenues            Amount         Revenues
-------------------------------------------------------------------------------------------------------------------
Compensation and benefits                            $27,372         28.1%              $15,385           29.6%
Professional services                                  6,277          6.4                 3,552            6.9
Furniture and equipment                                2,877          3.0                 1,402            2.7
Business development and travel                        2,292          2.4                 1,524            2.9
Net occupancy                                          2,142          2.2                 1,569            3.0
Postage and supplies                                     901          0.9                   567            1.1
Trust preferred securities distributions                 825          0.8                   825            1.6
Advertising and promotion                                803          0.8                   734            1.4
Telephone                                                711          0.7                   439            0.9
Other                                                  1,864          1.9                 1,470            2.8
-------------------------------------------------------------------------------------------------------------------
Total, excluding cost of other real estate owned
  and retention and warrant incentive plans           46,064         47.2%               27,467           52.9%
Retention and warrant incentive plans                  2,936                                335
Cost of other real estate owned                            -                                 (5)
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense                            $49,000                            $27,797
===================================================================================================================


                                                                        Six Months Ended June 30,
                                                    ---------------------------------------------------------------
                                                             2000                                   1999
                                                    ------------------------           ----------------------------
                                                                  Percent of                         Percent of
                                                                   Adjusted                           Adjusted
(Dollars in thousands)                              Amount         Revenues            Amount         Revenues
-------------------------------------------------------------------------------------------------------------------
Compensation and benefits                            $51,743         28.6%              $30,266           31.0%
Professional services                                  8,723          4.8                 5,895            6.0
Furniture and equipment                                4,891          2.7                 2,790            2.9
Business development and travel                        4,735          2.6                 2,855            2.9
Net occupancy                                          4,046          2.2                 3,038            3.1
Postage and supplies                                   1,689          1.0                 1,232            1.3
Trust preferred securities distributions               1,650          0.9                 1,650            1.7
Advertising and promotion                              1,302          0.7                 1,334            1.4
Telephone                                              1,207          0.7                   838            0.9
Other                                                  3,747          2.1                 2,513            2.5
-------------------------------------------------------------------------------------------------------------------
Total, excluding cost of other real estate owned
  and retention and warrant incentive plans           83,733         46.3%               52,411           53.7%
Retention and warrant incentive plans                 12,786                                655
Cost of other real estate owned                            -                                268
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense                            $96,519                            $53,334
===================================================================================================================

Compensation and benefits expenses totaled $27.4 million in the second quarter of 2000, a $12.0 million, or 77.9%, increase over the $15.4 million incurred in the second quarter of 1999. For the first six months of 2000, compensation and benefits expenses totaled $51.7 million, an increase of $21.5 million, or 71.0%, compared to $30.3 million for the comparable 1999 period. The increase in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent (FTE) personnel we employ, combined with an increase in performance-based compensation associated with our incentive bonuses and employee stock ownership plan. Average FTE were 783 and 771 for the three and six months ended June 30, 2000 versus 618 and 607 for the respective prior year periods. The increase in FTE personnel was primarily due to a combination of our efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in our FTE personnel is likely to occur during future years as a result of the continued expansion of our business activities.

Retention and warrant incentive plans expense totaled $2.9 million in the second quarter of 2000, a $2.6 million increase over the $0.3 million incurred in the second quarter of 1999. Retention and warrant incentive plans expense totaled $12.8 million for the first six months of 2000, a $12.1 million increase over the $0.7 million incurred in the first six months of 1999. Under the provisions of the retention and warrant incentive plans, employees are compensated with a fixed percentage of gains realized on warrant and certain venture capital fund and direct equity investments. The increase in retention and warrant plans expense was directly related to the increase in warrant, venture capital fund and direct equity investment gains over the comparable 1999 period.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our Board of Directors, totaled $6.3 million and $8.7 million for the three and six months ended June 30, 2000, an increase of $2.7 million, or 76.7%, and $2.8 million, or 48.0%, compared to $3.6 million and $5.9 million in the comparable 1999 periods. The increase in professional services expenses reflects the extensive efforts undertaken by us to continue to build and support our infrastructure, as well as evaluate and pursue new business opportunities. It also reflects our efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where we believes we can achieve a combination of cost savings and increased quality of service.

Occupancy, furniture and equipment expenses totaled $5.0 million for the three months ended June 30, 2000, an increase of $2.0 million, or 68.9%, from the $3.0 million for the three months ended June 30, 1999. Occupancy, furniture and equipment expenses totaled $8.9 million and $5.8 million for the six months ended June 30, 2000 and 1999. The increase in occupancy, furniture and equipment expenses in 2000, as compared to 1999, was primarily the result of our effort to achieve greater capacity from our existing facilities as well as continued geographic expansion to develop and support new markets.

Business development and travel expenses totaled $2.3 million and $4.7 million for the three and six months ended June 30, 2000, an increase of $0.8 million, or 50.4%, and $1.9 million, or 65.8%, compared to $1.5 million and $2.9 million in the comparable 1999 periods. The increase in business development and travel expenses was largely attributable to overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets.

Trust preferred securities distributions totaled $0.8 million and $1.7 million for the three and six months ended June 30, 2000 and 1999. These amounts resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.

Other noninterest expense totaled $1.9 million and $3.7 million for the three and six months ended June 30, 2000, an increase of $0.4 million, or 26.8%, and $1.2 million, or 49.1%, compared to $1.5 million and $2.5 million for the respective 1999 periods. This increase was primarily attributable to increase in data processing costs related to both the overall growth in the our business and several new business initiatives.

INCOME TAXES

Our effective tax rate was 40.2% and 40.7% for the second quarter and first half of 2000, respectively, compared to 38.8% and 39.6% for the equivalent three and six month prior year periods, respectively. The increase in our effective income tax rate was primarily attributable to the increase in pre-tax income as compared to the relatively constant level of non-taxable income from security investments.

FINANCIAL CONDITION

Our total assets were $5.4 billion at June 30, 2000, an increase of $796.8 million, or 17.3%, compared to $4.6 billion at December 31, 1999.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled a combined $1.2 billion at June 30, 2000, an increase of $305.7 million, or 34.0%, compared to the $898.0 million outstanding at December 31, 1999. This increase was attributable to our investing excess funds, resulting from continued strong deposit growth during the first half of 2000, in these types of short-term liquid investments.

INVESTMENT SECURITIES

Investment securities totaled $2.2 billion at June 30, 2000, an increase of $436.9 million, or 25.0%, from the December 31, 1999 balance of $1.7 billion. This increase resulted from excess funds that were generated by strong growth in our deposits outpacing the growth in loans during the first six months of 2000, and primarily consisted of U.S. agency securities, commercial paper, money market mutual funds, and municipal securities. The overall growth in the investment portfolio reflected our actions to increase, as well as to further diversify our portfolio in response to a continued significant increase in liquidity.

The increase in market interest rates during first half of 2000 resulted in a pre-tax unrealized loss on our available-for-sale fixed income securities investment portfolio of $43.9 million as of June 30, 2000, which was partially offset by a pre-tax unrealized gain of $37.8 million associated with our warrant securities. Because of the level of liquidity we maintain, we do not anticipate having to sell fixed income investment securities and incurring material losses on sales in future periods for liquidity purposes.

Based on July 31, 2000 market valuations, we had potential pre-tax warrant gains totaling $33.4 million related to 50 companies. We are restricted from exercising many of these warrants until the third and fourth quarters of 2000, and first and second quarters of 2001. As of July 31, 2000, we held 1,105 warrants in 871 companies, and had made investments in 175 venture capital funds and direct equity investments in 40 companies. Many of these companies are non-public. Thus, for those companies for which a readily determinable market value cannot be obtained, we value these equity instruments at cost less any identified impairment.
Additionally, we are typically precluded from using any type of derivative instrument to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies. Furthermore, we may reinvest some or all of the income realized from the disposition of these equity instruments in pursuing our business strategies.

LOANS

Total loans, net of unearned income, at June 30, 2000, were $1.6 billion, a slight decrease of $24.5 million compared to the balance at December 31, 1999. While we continue to generate new loans in most of our technology and life sciences and special industry niche practices, as well as in specialized lending products, many of our clients, primarily in the technology and life sciences niche, have received significant cash inflows from the capital markets and venture capital community. Consequently, we have experienced higher than normal paydowns and loan payoffs, which has caused total loans to remain relatively unchanged from December 31, 1999 to June 30, 2000.

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

The allowance for loan losses totaled $73.8 million at June 30, 2000, an increase of $2.0 million, or 2.8%, compared to the $71.8 million balance at December 31, 1999. This increase was due to $23.6 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $21.6 million for the first half of 2000.

We incurred $11.3 million and $27.5 million in gross charge-off during the three and six months ended June 30, 2000. The gross charge-offs in the first six months of 2000 included four commercial credits totaling $16.5 million, of which $12.0 million was centered in our healthcare services niche. Of the total gross charge-offs incurred during the first half of 2000, $12.5 million were classified as nonperforming loans at the end of 1999.

We believe our allowance for loan losses is adequate as of June 30, 2000. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets.

The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:


                                                                                      June 30,         December 31,
(Dollars in thousands)                                                                  2000               1999
-------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
Loans past due 90 days or more                                                         $     62          $   911
Nonaccrual loans                                                                         26,817           27,552
-------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                                26,879           28,463
OREO and other foreclosed assets                                                              -                -
===================================================================================================================
Total nonperforming assets                                                              $26,879          $28,463
===================================================================================================================

Nonperforming loans as a percentage of total loans                                          1.7%             1.7%
Nonperforming assets as a percentage of total assets                                        0.5%             0.6%

Allowance for loan losses:                                                              $73,800          $71,800
     As a percentage of total loans                                                         4.6%             4.4%
     As a percentage of nonaccrual loans                                                  275.2%           260.6%
     As a percentage of nonperforming loans                                               274.6%           252.3%


Nonperforming loans totaled $26.9 million, or 1.7% of total loans, at June 30, 2000, a decrease of $1.6 million or 5.6%, from the prior year-end total of $28.5 million, or 1.7% of total loans. Nonperforming loans at June 30, 2000 include two commercial credits totaling $14.8 million. The first credit, totaling $7.9 million, is in our entertainment niche and was disclosed as having a higher than normal risk of becoming nonperforming in our 2000 first quarter Form 10-Q. The second credit, totaling $6.9 million, is in our healthcare services niche and has been nonperforming since the 2000 first quarter. Our management believes these credits are adequately secured with collateral and reserves, and that any future charge-offs associated with these loans will not have a material impact on our future net income.

In addition to the loans disclosed in the foregoing analysis, we have identified four loans totaling $15.6 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

DEPOSITS

Total deposits were $4.8 billion at June 30, 2000, an increase of $735.8 million, or 17.9%, from the prior year-end total of $4.1 billion. A significant portion of the increase in deposits during the first half of 2000 was due to increases in both the noninterest-bearing demand and time deposit products, which increased $608.7 million, or 31.6%, and $338.8 million, or 115.9%, respectively. These increases were explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community and equity markets, and by growth in the number of clients served by us during the first half of 2000.

MARKET RISK MANAGEMENT

Interest rate risk is the most significant market risk impacting us. Our monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as our market value of portfolio equity (MVPE). See our 1999 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 1999. There have been no changes in the assumptions used by us in monitoring interest rate risk as of June 30, 2000. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk and equity price risk. The impact on us, resulting from these other two types of market risks, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At June 30, 2000, the Bank's ratio of liquid assets to total deposits was 64.1%. This ratio is well in excess of our minimum policy guidelines and is higher than the comparable ratio of 55.7% as of December 31, 1999. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of June 30, 2000, we were in compliance with all of these policy measures.

CAPITAL RESOURCES

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of trust preferred securities and common stock, as well as retained earnings.

On August 7, 2000, we issued 2.3 million shares of common stock at $42.19 per share. We received proceeds of $91.0 million related to the sale of these securities, net of underwriting commission and other offering expenses.

In December 1999 we issued 2.8 million shares of common stock at $21.00 per share. In January 2000, we issued an additional 0.4 million shares at $21.00 per share in relation to the exercise of an over-allotment option by the underwriters for that offering. Proceed from the sale of these securities totaled $63.3 million, net of underwriting commissions and other offering expenses. In addition, in 1998 we issued $40.0 million face amount in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. The securities had an offering price (liquidation amount) of $25 per security and distributions at a fixed rate of 8.25% are paid quarterly. The securities have a maximum maturity of 30 years and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve Board. We received proceeds of $38.5 million related to the sale of these securities, net of underwriting commissions and other offering expenses. The trust preferred securities are presented as a separate line item in the consolidated balance sheet under the caption "Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures."

Stockholders' equity totaled $436.2 million at June 30, 2000, an increase of $67.3 million, or 18.3%, from the $368.9 million balance at December 31, 1999. This increase was primarily due to net income of $88.4 million for the six months ended June 30, 2000 and net proceeds from the issuance of common stock of $19.4 million, partially offset by a decrease in the after-tax net unrealized gains on available-for-sale securities of $44.7 million. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of June 30, 2000.

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

Both Silicon's and Silicon Valley Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of June 30, 2000, and December 31, 1999. Capital ratios for Silicon and Silicon Valley Bank are set forth below:


                                                                                  June 30,          December 31,
                                                                                    2000                1999
----------------------------------------------------------------------------------------------------------------
Silicon Valley Bancshares:
Total risk-based capital ratio..................................................    15.7%               15.5%
Tier 1 risk-based capital ratio.................................................    14.4%               14.3%
Tier 1 leverage ratio...........................................................     9.4%                8.8%

Silicon Valley Bank:
Total risk-based capital ratio..................................................    13.9%               14.0%
Tier 1 risk-based capital ratio.................................................    12.6%               12.7%
Tier 1 leverage ratio...........................................................     8.2%                7.9%

The increase in the total risk-based capital ratio, the Tier 1 risk-based capital ratio and the Tier 1 leverage ratio from December 31, 1999 to June 30, 2000 was primarily attributable to an increase in Tier 1 capital. This increase was due to both the issuance of common stock, which generated net proceeds of $19.4 million, and internally generated capital, primarily net income of $88.4 million.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at June 30, 2000, or at the date of this report.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 20, 2000. Each of the persons named in the Proxy Statement as a nominee for director was elected; the amendment to the Company's 1997 Equity Incentive Plan; and the appointment of KPMG LLP as the Company's independent auditors for 2000 was ratified. The following are the voting results on each of these matters:

Election of Directors                                 In Favor                     Withheld
---------------------                                 --------                     --------
Gary K. Barr                                         19,561,785                      395,275
James F. Burns, Jr.                                  19,559,185                      397,875
John C. Dean                                         17,305,591                    2,651,469
David M. deWilde                                     19,561,785                      395,275
Stephen E. Jackson                                   19,561,685                      395,375
Daniel J. Kelleher                                   19,558,943                      398,117
James R. Porter                                      19,561,785                      395,275
Ann R. Wells (1)                                     19,530,850                      426,210
Kenneth P. Wilcox                                    19,561,337                      395,723

(1) Ann R. Wells resigned from the board of directors during the second quarter of 2000.

Other Matters                                         In Favor        Opposed      Abstained
-------------                                         --------        -------      ---------

The amendment to the Company's 1997
  Equity Incentive Plan to reserve an
  additional 2.2 million shares of common
  stock for issuance thereunder was
  approved.                                          10,530,925      9,365,298        60,387

Other Matters                                         In Favor        Opposed      Abstained
-------------                                         --------        -------      ---------

Ratification of the appointment of KPMG
  LLP as the Company's independent
  auditors for 2000.                                 19,885,436         34,768        36,856

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:
       ---------

        27.1    Financial Data Schedule

(b) The Company filed the following reports on Form 8-K during the second quarter of 2000:

    1. A report on Form 8-K was filed on June 16, 2000, whereby the Company announced that the Federal Reserve Bank of San Francisco and the California Department of Financial Institution have removed the memorandum of understanding the Bank had been under since September 1999.

    2. A report on Form 8-K was filed on June 16, 2000, whereby the Company announced financial highlights for the two months ended May 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SILICON VALLEY BANCSHARES


Date:  August 14, 2000                          /s/ Donal D. Delaney
                                                -------------------------------
                                                Donal D. Delaney
                                                Controller
                                                (Principal Accounting Officer)