Form 10-Q
period 2000-09-30
SILICON VALLEY BANCSHARES
filed 2000-11-14
CIK 719739

    As filed with the Securities and Exchange Commission on November 14, 2000
================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2000

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





         At October 31, 2000, 48,883,701 shares of the registrant's common stock ($0.001 par value) were outstanding.





================================================================================
                    This report contains a total of 30 pages.

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

                         PART I - FINANCIAL INFORMATION

               ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,       December 31,
(Dollars in thousands, except par value)                                              2000                1999
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                              $  364,670          $  278,061
Federal funds sold and securities purchased under
    agreement to resell                                                               1,440,567             898,041
Investment securities, at fair value                                                  2,020,914           1,747,408
Loans, net of unearned income                                                         1,596,855           1,623,005
Allowance for loan losses                                                               (73,800)            (71,800)
-------------------------------------------------------------------------------------------------------------------
Net loans                                                                             1,523,055           1,551,205
Premises and equipment                                                                   11,745              10,742
Accrued interest receivable and other assets                                            143,180             110,941
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $5,504,131          $4,596,398
===================================================================================================================

Liabilities, Minority Interest and Stockholders' Equity:
Liabilities:
Deposits:
Noninterest-bearing demand                                                           $2,390,865          $1,928,100
NOW                                                                                      25,896              43,643
Money market                                                                          1,686,348           1,845,377
Time                                                                                    696,785             292,285
-------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                    4,799,894           4,109,405
Other liabilities                                                                        76,696              79,606
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     4,876,590           4,189,011
-------------------------------------------------------------------------------------------------------------------

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures
    (trust preferred securities)                                                         38,576              38,537
Minority interest                                                                        17,355                   -

Stockholders' Equity:
Preferred stock,  $0.001 par value, 20,000,000 shares authorized;
    none outstanding
Common stock, $0.001 par value, 60,000,000 shares authorized; 48,862,381 and
    44,800,736 shares outstanding at September 30, 2000
    and December 31, 1999, respectively                                                      49                  45
Additional paid-in capital                                                              273,944             153,440
Retained earnings                                                                       299,359             176,030
Unearned compensation                                                                    (3,068)             (2,327)
Accumulated other comprehensive income:
    Net unrealized gains on available-for-sale investments                                1,326              41,662
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                              571,610             368,850
-------------------------------------------------------------------------------------------------------------------
Total liabilities, minority interest and stockholders' equity                        $5,504,131          $4,596,398
===================================================================================================================

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                 For the three months ended             For the nine months ended
                                                 --------------------------             -------------------------
                                                September 30,     September 30,      September 30,     September 30,
(Dollars in thousands, except per share amounts)    2000             1999               2000               1999
-------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans                                          $ 47,743         $41,813            $139,125            $118,872
   Investment securities                            30,035          24,158              83,695              65,252
   Federal funds sold and securities
     purchased under agreement to resell            24,930           9,415              59,830              22,340
------------------------------------------------------------------------------------------------------------------
Total interest income                              102,708          75,386             282,650             206,464
Interest expense                                    14,942          20,997              41,486              63,900
------------------------------------------------------------------------------------------------------------------
Net interest income                                 87,766          54,389             241,164             142,564
Provision for loan losses                           22,679          21,563              46,309              40,334
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                  65,087          32,826             194,855             102,230
-------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Disposition of client warrants                   21,189           6,177              77,299               8,687
   Investment gains (losses)                         3,817               -              35,950                (243)
   Client investment fees                            9,324           1,241              23,180               1,719
   Letter of credit and foreign
     exchange income                                 5,239           4,304              13,565              10,448
   Deposit service charges                             900             729               2,482               2,073
   Other                                             2,589             963               6,311               2,441
-------------------------------------------------------------------------------------------------------------------
Total noninterest income                            43,058          13,414             158,787              25,125
-------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Compensation and benefits                        28,359          17,591              80,102              47,857
   Retention and warrant incentive plans             2,855             559              15,640               1,214
   Professional services                             5,166           2,531              13,889               8,426
   Business development and travel                   2,954           1,500               7,689               4,356
   Furniture and equipment                           2,798           1,368               7,689               4,159
   Net occupancy                                     2,305           1,713               6,351               4,750
   Postage and supplies                                874             618               2,563               1,850
   Trust preferred securities distributions            825             825               2,475               2,475
   Advertising and promotion                         1,152             474               2,455               1,808
   Telephone                                           849             522               2,056               1,361
   Cost of other real estate owned                       -               -                   -                 268
   Other                                             1,887           2,015               5,635               4,526
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense                           50,024          29,716             146,544              83,050
Minority interest                                      209               -                 209                   -
-------------------------------------------------------------------------------------------------------------------
Income before income tax expense                    58,330          16,524             207,307              44,305
Income tax expense                                  23,391           6,015              83,978              17,006
-------------------------------------------------------------------------------------------------------------------
Net income                                        $ 34,939         $10,509            $123,329           $  27,299
===================================================================================================================
Basic earnings per share                          $   0.74         $  0.26            $   2.68           $    0.66
Diluted earnings per share                        $   0.69         $  0.25            $   2.54           $    0.65
===================================================================================================================

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                               For the three months ended             For the nine months ended
                                               --------------------------             -------------------------
                                              September 30,     September 30,      September 30,     September 30,
(Dollars in thousands)                            2000              1999               2000               1999
-------------------------------------------------------------------------------------------------------------------

Net income                                      $ 34,939          $10,509             $123,329             $27,299

Other comprehensive income (loss), net of tax:
   Changes in unrealized gains (losses) on
     available-for-sale investments:
     Unrealized holding gains                     19,346            9,140               27,036               2,279
     Less: Reclassification adjustment for
       gains included in net income              (14,979)          (3,892)             (67,372)             (5,320)
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                  4,367            5,248              (40,336)             (3,041)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                            $ 39,306          $15,757             $ 82,993             $24,258
===================================================================================================================

             See notes to interim consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the nine months ended
                                                                                  -------------------------
                                                                            September 30,            September 30,
(Dollars in thousands)                                                           2000                     1999
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                             $    123,329              $     27,299
     Adjustments to reconcile net income to net cash
      provided by operating activities:
       Provision for loan losses                                                  46,309                    40,334
       Minority interest                                                            (209)                        -
       Depreciation and amortization                                               2,797                     2,402
       Net (gain) loss on sales of investment securities                         (35,950)                      243
       Net gains on disposition of client warrants                               (77,299)                   (8,687)
       Decrease (increase) in accrued interest receivable                          1,908                    (8,286)
       Increase in inventory                                                     (12,267)                   (8,918)
       Increase in prepaid expenses                                               (1,179)                     (456)
       Increase (decrease) in unearned income                                        844                    (1,246)
       Decrease in taxes payable                                                  (1,253)                   (3,938)
       Increase in retention, warrant and other
        incentive plan payable                                                    14,835                     4,050
       Other, net                                                                 (8,113)                    5,655
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         53,752                    48,452
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Proceeds from maturities and paydowns of
        investment securities                                                    742,335                   819,707
     Proceeds from sales of investment securities                                212,499                   540,725
     Purchases of investment securities                                       (1,178,200)               (1,713,900)
     Net increase in loans                                                       (26,522)                  (70,340)
     Proceeds from recoveries of charged off loans                                 7,519                     6,958
     Net proceeds from sales of other real estate owned                                -                       400
     Purchases of premises and equipment                                          (3,800)                   (2,107)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (246,169)                 (418,557)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net increase in deposits                                                    690,489                   135,047
     Proceeds from issuance of common stock,
       net of issuance costs                                                     113,499                     1,873
     Capital contributions from minority interest participants                    17,564                         -
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        821,552                   136,920
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             629,135                  (233,185)
Cash and cash equivalents at January 1,                                        1,176,102                   522,203
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at September 30,                                  $  1,805,237              $    289,018
===================================================================================================================

Supplemental disclosures:
     Interest paid                                                          $     40,630              $     63,956
     Income taxes paid                                                      $     98,392              $     29,310
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

NATURE OF OPERATIONS

Silicon Valley Bancshares is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in California, and additionally has loan offices in Arizona, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves emerging growth and middle-market companies in targeted niches, focusing on the technology and life sciences industries, while also addressing other specific industries in which it can provide a higher level of service and better manage credit through specialization and focus. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

CONSOLIDATION

The interim consolidated financial statements include the accounts of Silicon Valley Bancshares and those of its wholly owned subsidiaries, the Bank, SVB Strategic Investors, LLC, SVB Capital I and SVB Leasing Company (inactive). Intercompany accounts and transactions have been eliminated. Minority interest represents the minority participants' share of the equity of SVB Strategic Investors Fund, LP, a subsidiary of SVB Strategic Investors, LLC and Silicon Valley BancVentures, LP, a subsidiary of Silicon Valley Bank.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at September 30, 2000, the results of its operations and cash flows for the three and nine months ended September 30, 2000, and September 30, 1999. The December 31, 1999 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2000 may not necessarily be indicative of the Company's operating results for the full year.

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

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $548,000 and $291,000 at September 30, 2000, and December 31, 1999, respectively.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. SFAS No. 133, was further amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which primarily relates to certain foreign-exchange, consolidation, normal purchases and normal sales derivative issues. The Company does not expect adoption of SFAS No. 133, as amended, to have a material impact on its consolidated financial position or results of operations. The Company will adopt these statements on January 1, 2001.

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

The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2000 and 1999.

                                         Three Months Ended September 30,       Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------------
(Dollars and shares in thousands,           Net                 Per Share           Net                Per Share
except per share amounts)                   Income     Shares     Amount           Income     Shares     Amount
-------------------------------------------------------------------------------------------------------------------
2000:
Basic EPS:
Income available to common
    Stockholders                           $34,939     47,334      $0.74          $123,329     46,061      $2.68
Effect of Dilutive Securities:
Stock options and restricted stock               -      2,952          -                 -      2,563          -
-------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common
    stockholders plus assumed
    conversions                            $34,939     50,286      $0.69          $123,329     48,624      $2.54
================================================================================================================

1999:
Basic EPS:
Income available to common
    stockholders                           $10,509     41,203      $0.26          $ 27,299     41,069      $0.66
Effect of Dilutive Securities:
Stock options and restricted stock               -      1,251          -                 -        914          -
-------------------------------------------------------------------------------------------------------------------

Diluted EPS:
Income available to common
    stockholders plus assumed
    conversions                            $10,509     42,454      $0.25          $ 27,299     41,983      $0.65
===================================================================================================================

3.  LOANS

The detailed composition of loans, net of unearned income of $9.4 million and $8.6 million at September 30, 2000, and December 31, 1999, respectively, is presented in the following table:

                                                                               September 30,         December 31,
(Dollars in thousands)                                                             2000                  1999
-------------------------------------------------------------------------------------------------------------------
Commercial                                                                      $1,402,634              $1,414,728
Real estate construction                                                            61,275                  76,209
Real estate term                                                                    53,441                  67,738
Consumer and other                                                                  79,505                  64,330
-------------------------------------------------------------------------------------------------------------------
Total loans                                                                     $1,596,855              $1,623,005
===================================================================================================================

4.  ALLOWANCE FOR LOAN LOSSES

The activity in the allowance for loan losses for the three and nine months ended September 30, 2000 and 1999 was as follows:

                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                      --------------------------------          -------------------------------
(Dollars in thousands)                  2000                   1999                 2000                 1999
-------------------------------------------------------------------------------------------------------------------
Beginning balance                      $ 73,800               $ 56,300            $ 71,800             $ 46,000
Provision for loan losses                22,679                 21,563              46,309               40,334
Loans charged off                       (24,316)               (10,253)            (51,828)             (22,491)
Recoveries                                1,637                  3,190               7,519                6,957
-------------------------------------------------------------------------------------------------------------------
Balance at September 30,               $ 73,800               $ 70,800            $ 73,800             $ 70,800
===================================================================================================================

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $18.5 million and $34.0 million at September 30, 2000, and September 30, 1999, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $8.3 million at September 30, 2000, and $13.3 million at September 30, 1999. Average impaired loans for the third quarters of 2000 and 1999 totaled $29.1 million and $40.9 million, respectively.

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

6.  COMMON STOCK OFFERING

In August, 2000, the Company issued 2.3 million shares of common stock at $42.19 per share. The Company received proceeds of $91.0 million related to the sale of these securities, net of underwriting commission and other offering expenses.

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the text under the caption "Risk Factors" included in our Report on Form S-3 filed with the Securities and Exchange Commission on August 1, 2000. We urge investors to consider these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf months are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

Certain reclassifications have been made to our prior years results to conform with 2000 presentations. Such reclassifications had no effect on our results of operations or stockholders' equity.

EARNINGS SUMMARY

We reported net income of $34.9 million, or $0.69 per diluted share, for the third quarter of 2000, compared with net income of $10.5 million, or $0.25 per diluted share, for the third quarter of 1999. Net income totaled $123.3 million, or $2.54 per diluted share, for the nine months ended September 30, 2000, versus $27.3 million, or $0.65 per diluted share, for the comparable 1999 period. The annualized return on average assets (ROA) was 2.6% in the third quarter of 2000 versus 1.0% in the third quarter of 1999. The annualized return on average equity (ROE) for the third quarter of 2000 was 27.0%, compared to 18.0% in the 1999 third quarter. For the first nine months of 2000, ROA was 3.2% and ROE was 37.4% versus 0.9% and 16.2%, respectively, for the comparable 1999 period.

The increase in net income during the three and nine month periods ended September 30, 2000, as compared with the prior year respective periods, was attributable to increases in net interest income and noninterest income, partially offset by an increase in both the provision for loan losses and noninterest expense. The major components of net income and changes in these components are summarized in the following table for the three and nine months periods ended September 30, 2000 and 1999, and are discussed in more detail below.

                                         Three months ended september 30,        Nine months ended september 30,
                                         --------------------------------        -------------------------------
(Dollars in thousands)                         2000               1999                 2000              1999
-------------------------------------------------------------------------------------------------------------------
Net interest income                           $87,766            $54,389              $241,164         $142,564
Provision for loan losses                      22,679             21,563                46,309           40,334
Noninterest income                             43,058             13,414               158,787           25,125
Noninterest expense                            50,024             29,716               146,544           83,050
Minority interest                                 209                  -                   209                -
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                     58,330             16,524               207,307           44,305
Income tax expense                             23,391              6,015                83,978           17,006
-------------------------------------------------------------------------------------------------------------------
Net income                                    $34,939            $10,509              $123,329         $ 27,299
===================================================================================================================

NET INTEREST INCOME AND MARGIN

Net interest income is defined as the difference between interest earned, primarily on loans, federal funds sold, securities purchased under agreement to resell and investments, and interest paid on funding sources, primarily deposits. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as interest expense as a percentage of average interest-earning assets.

The following tables set forth average assets, liabilities, minority interest and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the three and nine months ended September 30, 2000 and 1999, respectively.

-------------------------------------------------------------------------------------------------------------------
                                        AVERAGE BALANCES, RATES AND YIELDS
-------------------------------------------------------------------------------------------------------------------
                                                            For the three months ended september 30,
                                         --------------------------------------------------------------------------
                                                         2000                                  1999
                                         ----------------------------------   -------------------------------------
                                                                  Average                                 Average
                                            Average                Yield/          Average                 Yield/
(Dollars in thousands)                      Balance   Interest      Rate           Balance    Interest     Rate
-------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
   Federal funds sold and
     securities purchased under
     agreement to resell (1)            $  1,500,532    $ 24,930       6.6%   $    730,271      $ 9,415       5.1%
   Investment securities:
     Taxable                               1,830,899      28,204       6.1       1,589,229       22,798       5.7
     Non-taxable (2)                         169,207       2,817       6.6         136,994        2,092       6.1
   Loans:
     Commercial                            1,379,895      42,912      12.4       1,373,122       37,193      10.7
     Real estate construction and term       116,694       3,025      10.3         132,975        3,310       9.9
     Consumer and other                       72,509       1,806       9.9          59,531        1,310       8.7
--------------------------------------  -----------------------------------   -------------------------------------
   Total loans                             1,569,098      47,743      12.1       1,565,628       41,813      10.6
--------------------------------------  -----------------------------------   -------------------------------------
Total interest-earning assets              5,069,736     103,694       8.1       4,022,122       76,118       7.5
--------------------------------------  -----------------------------------   -------------------------------------

Cash and due from banks                      258,205                               211,045
Allowance for loan losses                    (75,887)                              (63,725)
Other assets                                 155,065                                71,735
--------------------------------------  ------------                          ------------
Total assets                            $  5,407,119                          $  4,241,177
======================================  ============                          ============

Funding Sources:
Interest-Bearing Liabilities:
   NOW deposits                         $     62,223         185       1.2    $     37,776          193       2.0
   Regular money market deposits             359,571       1,657       1.8         386,360        2,546       2.6
   Bonus money market deposits             1,275,729       6,222       1.9       2,095,554       15,900       3.0
   Time deposits                             664,168       6,878       4.1         229,823        2,358       4.1
--------------------------------------  -----------------------------------   -------------------------------------
Total interest-bearing liabilities         2,361,691      14,942       2.5       2,749,513       20,997       3.0
Portion of noninterest-bearing
   funding sources                         2,708,045                             1,272,609
--------------------------------------  -----------------------------------      ----------------------------------
Total funding sources                      5,069,736      14,942       1.2       4,022,122       20,997       2.1
--------------------------------------  -----------------------------------    ------------------------------------
Noninterest-Bearing Funding Sources:
   Demand deposits                         2,399,315                             1,188,773
   Other liabilities                          87,762                                32,694
   Trust preferred securities (3)             38,565                                38,513
   Minority interest                           5,218                                     -
   Stockholders' equity                      514,568                               231,684
   Portion used to fund
      interest-earning assets             (2,708,045)                           (1,272,609)
--------------------------------------  -------------                         -------------
Total liabilities, minority interest
   and stockholders' equity             $  5,407,119                          $  4,241,177
======================================  ============                          ============
Net interest income and margin                          $ 88,752       7.0%                     $55,121       5.4%
======================================                  ========       ====                     =======       ====
Memorandum: Total deposits              $  4,761,006                          $  3,938,286
======================================  ============                          ============

(1) Includes average interest-bearing deposits in other financial institutions of $547 thousand and $227 thousand for the three months ended September 30, 2000 and 1999, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2000 and 1999. The tax equivalent adjustments were $986 thousand and $732 thousand for the three months ended September 30, 2000 and 1999, respectively.
(3) The 8.25% annual distributions are recorded as a component of noninterest expense.

-------------------------------------------------------------------------------------------------------------------
                                         AVERAGE BALANCES, RATES AND YIELDS
-------------------------------------------------------------------------------------------------------------------
                                                            For the nine months ended september 30,
                                        ---------------------------------------------------------------------------
                                                           2000                                 1999
                                        -----------------------------------   -------------------------------------
                                                                   Average                                Average
                                            Average                 Yield/       Average                   Yield/
(Dollars in Thousands)                      Balance     Interest     Rate        Balance      Interest      Rate
-------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
   Federal funds sold and
     securities purchased under
     agreement to resell (1)            $  1,272,057    $ 59,830       6.3%   $    607,892     $ 22,340       4.9%
     Investment securities:
       Taxable                             1,739,759      78,607       6.0       1,426,444       61,158       5.7
       Non-taxable (2)                       160,193       7,828       6.5         134,827        6,298       6.2
   Loans:
     Commercial                            1,385,003     124,075      12.0       1,382,358      104,738      10.1
     Real estate construction and term       125,781       9,877      10.5         136,276       10,351      10.2
     consumer and other                       71,458       5,173       9.7          58,004        3,783       8.7
--------------------------------------  ----------------------------------    -------------------------------------
   Total loans                             1,582,242     139,125      11.7       1,576,638      118,872      10.1
--------------------------------------  ----------------------------------    -------------------------------------
Total interest-earning assets              4,754,251     285,390       8.0       3,745,801      208,668       7.4
--------------------------------------  ----------------------------------    -------------------------------------

Cash and due from banks                      265,673                               182,238
Allowance for loan losses                    (73,771)                              (54,982)
Other real estate owned                            -                                   242
Other assets                                 156,144                                66,837
--------------------------------------  ------------                          ------------
Total assets                            $  5,102,297                          $  3,940,136
======================================  ============                          ============

Funding Sources:
Interest-Bearing Liabilities:
   NOW deposits                         $     57,710         629       1.5    $     27,396          353       1.7
   Regular money market deposits             389,971       5,349       1.8         357,115        7,124       2.7
   Bonus money market deposits             1,318,685      19,529       2.0       2,041,519       50,564       3.3
   Time deposits                             520,720      15,979       4.1         188,618        5,859       4.2
--------------------------------------  ----------------------------------    -------------------------------------
Total interest-bearing liabilities         2,287,086      41,486       2.4       2,614,648       63,900       3.3
Portion of noninterest-bearing
   funding sources                         2,467,165                             1,131,153
--------------------------------------  ----------------------------------    -------------------------------------
Total funding sources                      4,754,251      41,486       1.2       3,745,801       63,900       2.3
--------------------------------------  ----------------------------------    -------------------------------------


Noninterest-Bearing Funding Sources:
Demand deposits                            2,247,421                             1,034,637
Other liabilities                             87,490                                27,410
Trust preferred securities (3)                38,552                                38,501
Minority interest                              1,752                                     -
Stockholders' equity                         439,996                               224,940
Portion used to fund
   interest-earning assets                (2,467,165)                           (1,131,153)
--------------------------------------  ------------                          ------------
Total liabilities, minority interest
   and stockholders' equity             $  5,102,297                          $  3,940,136
======================================  ============                          ============

Net interest income and margin                          $243,904       6.9%                    $144,768       5.2%
======================================                  ========       ====                    ========       ====

Memorandum: Total deposits              $  4,534,507                          $  3,649,285
======================================  ============                          ============

(1) Includes average interest-bearing deposits in other financial institutions of $485 thousand and $199 thousand for the nine months ended September 30, 2000 and 1999, respectively.
(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2000 and 1999. The tax equivalent adjustments were $2,740 thousand and $2,204 thousand for the nine months ended September 30, 2000 and 1999, respectively.
(3) The 8.25% annual distributions are recorded as a component of noninterest expense.

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

                                                                     2000 Compared to 1999
                                             ----------------------------------------------------------------------
                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                                    Increase (Decrease)                 Increase (Decrease)
                                                     Due to Change in                    Due to Change in
                                             --------------------------------    ----------------------------------
(Dollars in thousands)                         Volume       Rate      Total        Volume        Rate      Total
-------------------------------------------------------------------------------------------------------------------
Interest Income:
   Federal funds sold and securities
     purchased under agreement to resell       $12,149   $ 3,366    $15,515       $ 29,871     $  7,619   $ 37,490
   Investment securities                         4,112     2,019      6,131         15,298        3,681     18,979
   Loans                                            91     5,839      5,930            427       19,826     20,253
-------------------------------------------------------------------------------------------------------------------
Increase in interest income                     16,352    11,224     27,576         45,596       31,126     76,722
-------------------------------------------------------------------------------------------------------------------

Interest Expense:
   NOW deposits                                     92      (100)        (8)           306          (30)       276
   Regular money market deposits                  (167)     (722)      (889)           270       (2,045)    (1,775)
   Bonus money market deposits                  (5,071)   (4,607)    (9,678)       (14,522)     (16,513)   (31,035)
   Time deposits                                 4,491        29      4,520         10,146          (26)    10,120
-------------------------------------------------------------------------------------------------------------------
Decrease in interest expense                      (655)   (5,400)    (6,055)        (3,800)     (18,614)   (22,414)
-------------------------------------------------------------------------------------------------------------------
Increase in net interest income                $17,007   $16,624    $33,631       $ 49,396     $ 49,740   $ 99,136
===================================================================================================================


Net interest income, on a fully taxable-equivalent basis, totaled $88.8 million for the third quarter of 2000, an increase of $33.6 million, or 61.0%, from the $55.1 million total for the third quarter of 1999. The increase in net interest income was the result of a $27.6 million, or 36.2%, increase in interest income, combined with a $6.1 million, or 28.8%, decrease in interest expense over the comparable prior year period.

The $27.6 million increase in interest income for the third quarter of 2000, as compared to the third quarter of 1999, was the result of a $16.4 million favorable volume variance and a $11.2 million favorable rate variance. The favorable volume variance resulted from a $1.0 billion, or 26.0%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted primarily from strong growth in our deposits, which increased $822.7 million, or 20.9%, compared to the third quarter of 1999. The increase in average interest-earning assets was primarily centered in highly liquid federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $1.0 billion.

Average investment securities for the third quarter of 2000 increased $273.9 million, or 15.9%, as compared to the 1999 third quarter, resulting in a $4.1 million favorable volume variance. The aforementioned strong growth in average deposits exceeded the growth in average loans over the past year, and generated excess funds that were partially invested in U.S. agency securities, municipal securities and commercial paper. The growth in the investment portfolio reflected our actions to continue to increase as well as further diversify our portfolio of short-term investments.

Average federal funds sold and securities purchased under agreement to resell increased a combined $770.3 million, or 105.5%, in the third quarter of 2000 over the prior year third quarter, resulting in a $12.1 million favorable volume variance. This increase was also a result of the aforementioned strong growth in average deposits during the past year and reflected our actions to continue to further diversify our portfolio of short-term investments.

Favorable rate variances associated with each component of interest-earning assets combined to increase interest income by $11.2 million in the third quarter of 2000, as compared to the respective prior year period. Short-term market interest rates have increased on an overall basis during the first nine months of 2000. As a result, we earned higher yields during the third quarter of 2000 on federal funds sold, securities purchased under agreements to resell and our investment securities, a significant portion of which were short-term in nature, resulting in a $5.4 million favorable rate variance as compared to the prior year. The average yield on loans in third quarter 2000 also increased 150 basis points from the respective prior year third quarter, accounting for the remaining $5.8 million of the total favorable rate variance. This increase was primarily attributable to a 140 basis points increase in our weighted average prime rate in the third quarter of 2000 as compared to the similar prior year period. A significant portion of our loans continues to be prime rate-based as of September 30, 2000.

The yield on average interest-earning assets increased 60 basis points in the third quarter of 2000 from the comparable prior year period. This increase primarily resulted from a rise in the average yield on loans, largely due to an increase in our prime rate, as well as an increase in short-term market rates, which resulted in increased yields on federal funds sold and securities purchased under agreement to resell.

Total interest expense in the 2000 third quarter decreased $6.1 million from the third quarter of 1999. This decrease was due to a favorable volume variance of $0.7 million, combined with favorable rate variance of $5.4 million. The favorable volume variance resulted from a $387.8 million, or 14.1%, decrease in average interest-bearing liabilities in the third quarter of 2000 as compared to the third quarter of 1999. This decrease was largely concentrated in our bonus money market deposit product, which decreased $819.8 million, or 39.1%, partially offset by an increase in our time deposit product, which increased $434.3 million, or 189.0%. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit product, from 3.0% in third quarter 1999 to 1.9% in third quarter 2000. The reduction in average rates paid on interest-bearing liabilities during the third quarter of 2000 as compared to the similar prior year period was primarily attributable to our lowering the average rate paid on our bonus money market deposit product by 110 basis points. We took this action in order to lower total assets and thereby increase our Tier 1 leverage capital ratio. See " Item 2. Capital Resources."

The average cost of funds paid in the third quarter of 2000 was 1.2%, down from the 2.1% paid in the third quarter of 1999. The decrease in the average cost of funds was largely due to a decrease of 110 basis points in the average rate paid on our bonus money market deposit product.

Net interest income, on a fully taxable-equivalent basis, totaled $243.9 million for the first nine months of 2000, an increase of $99.1 million, or 68.5%, from the $144.8 million total for the first nine months of 1999. The increase in net interest income was the result of a $76.7 million, or

36.8%, increase in interest income, combined with a $22.4 million, or 35.1%, decrease in interest expense over the comparable prior year period.

The $76.7 million increase in interest income for the first nine months of 2000, as compared to the first nine months of 1999, was the result of a $45.6 million favorable volume variance and a $31.1 million favorable rate variance. The favorable volume variance resulted from a $1.0 billion, or 26.9%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets was primarily centered in highly liquid federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $1.0 billion.

The yield on average interest-earning assets increased 60 basis points in the first nine months of 2000 from the comparable prior year period. This increase primarily resulted from a rise in the average yield on loans, largely due to an increase in our prime rate, as well as an increase in short-term market rates, which resulted in increased yields on federal funds sold and securities purchased under agreement to resell.

Total interest expense in the 2000 first nine months decreased $22.4 million from the first nine months of 1999. This decrease was due to a favorable volume variance of $3.8 million, combined with a favorable rate variance of $18.6 million. The favorable volume variance resulted from a $327.6 million, or 12.5%, decrease in average interest-bearing liabilities in the first nine months of 2000 as compared to the first nine months of 1999. This decrease was largely concentrated in our bonus money market deposit product, which decreased $722.8 million, or 35.4%, partially offset by an increase in our time deposit product, which increased $332.1 million, or 176.1%. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit product, from 3.3% in the first nine months 1999 to 2.0% in the first nine months 2000. The reduction in average rates paid on interest-bearing liabilities during the first nine months of 2000 as compared to the similar prior year period was primarily attributable to our lowering the average rate paid on our bonus money market deposit product by 130 basis points. We took this action in order to lower total assets and thereby increase our Tier 1 leverage capital ratio. See "Item 2. Capital Resources."

The average cost of funds paid in the first nine months of 2000 was 1.2%, down from the 2.3% paid in the first nine months of 1999. The decrease in the average cost of funds was largely due to a decrease of 130 basis points in the average rate paid on our bonus money market deposit product.

PROVISION FOR LOAN LOSSES

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Our provision for loan losses totaled $22.7 million for the third quarter of 2000, a $1.1 million, or 5.2%, increase compared to the $21.6 million provision for the third quarter of 1999. The provision for loan losses increased $6.0 million, or 14.8%, to a total of $46.3 million for the first nine months of 2000 versus $40.3 million for the comparable 1999 period. See "Financial Condition - Credit Quality and the Allowance for Loan Losses" for additional related discussion.

NONINTEREST INCOME

The following table summarizes the components of noninterest income for the three and nine months ended September 30, 2000 and 1999:

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                           ---------------------             ------------------
(Dollars in thousands)                                     2000             1999             2000          1999
-------------------------------------------------------------------------------------------------------------------
Disposition of client warrants                           $21,189           $ 6,177        $ 77,299       $ 8,687
Investment gains (losses)                                  3,817                 -          35,950          (243)
Client investment fees                                     9,324             1,241          23,180         1,719
Letter of credit and foreign exchange income               5,239             4,304          13,565        10,448
Deposit service charges                                      900               729           2,482         2,073
Other                                                      2,589               963           6,311         2,441
-------------------------------------------------------------------------------------------------------------------
Total noninterest income                                 $43,058           $13,414        $158,787       $25,125
===================================================================================================================

Noninterest income increased $29.6 million, or 221.0%, to a total of $43.1 million in the third quarter of 2000 versus $13.4 million in the prior year third quarter. This increase was largely due to a $15.0 million increase in income from the disposition of client warrants, combined with a $8.1 million increase in client investment fees and a $3.8 million increase in investment gains from venture capital funds. Noninterest income totaled $158.8 million for the first nine months of 2000, an increase of $133.7 million, or 532.0%, from the $25.1 million in the comparable 1999 period. This increase was largely due to a $68.6 million increase in income from the disposition of client warrants, combined with a $36.2 million increase in investment gains and a $21.5 million increase in client investment fees.

Income from the disposition of client warrants totaled $21.2 million and $77.3 million for the three and nine months ended September 30, 2000, compared to $6.2 million and $8.7 million for the respective 1999 periods. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily, as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of income with any degree of accuracy and it is likely to vary materially from period to period. During the first nine months of 2000 and throughout 1999, a portion of the income from the disposition of client warrants was offset by expenses related to our efforts to build an infrastructure sufficient to support present and prospective business activities, and was also offset by increases to the provision for loan losses in those periods.

We realized $3.8 million and $36.0 million in gains on sale of investment securities during the three and nine months ended September 30, 2000, related to venture capital fund and direct equity investments.

Client investment fees totaled $9.3 million and $23.2 million in the three and nine months ended September 30, 2000, compared to $1.2 million and $1.7 million in the similar prior year periods. Prior to June 1999, we only earned client investment fees on off-balance sheet funds that were invested by clients in investment securities such as U.S. Treasuries, U.S. agencies and commercial paper. Beginning in June 1999, we began offering off-balance sheet private label mutual fund products to clients. We earn fees ranging from 35 to 50 basis points on the average balance in these products. At September 30, 2000, $11.4 billion in client funds were invested by clients off-balance sheet, including $8.0 billion in the mutual fund products. The significant growth in the amount of off-balance sheet client funds was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year. Additionally, growth in off-balance sheet client funds was also attributable to the expansion of our client base and increased marketing of off-balance sheet private label mutual fund products.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $5.2 million in the third quarter of 2000, an increase of $0.9 million, or 21.7%, from the $4.3 million earned in the third quarter of 1999. For the first nine months of 2000, letter of credit fees, foreign exchange fees and other trade finance income totaled $13.6 million, an increase of $3.1 million, or 29.8%, compared to the $10.4 million in the first nine months of 1999. The growth reflects a concerted effort by our management to expand the penetration of trade finance-related products and services among our growing client base, a large percentage of which provide products and services in international markets.

Deposit service charges totaled $0.9 million for the three months ended September 30, 2000, an increase of $0.2 million, or 23.5%, from the $0.7 million reported in the third quarter of 1999. For the first nine months of 2000 and 1999 deposit service charges totaled $2.5 million and $2.1 million, respectively. Clients compensate us for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by us as deposit service charges income.

Other noninterest income largely consists of service-based fee income, and increased $1.6 million, or 168.8%, to $2.6 million in the third quarter of 2000 from $1.0 million in the third quarter of 1999. For the nine months ended September 30, 2000, other noninterest income increased $3.9 million, or 158.5%, to $6.3 million from $2.4 million in the comparable 1999 period. The increase in other noninterest income was primarily due to corporate finance fees of $0.6 million and $1.8 million for the three and nine months ended September 30, 2000 and a higher volume of cash management and loan documentation services related to our growing client base.

NONINTEREST EXPENSE

Noninterest expense in the third quarter of 2000 totaled $50.0 million, a $20.3 million, or 68.3%, increase from the $29.7 million incurred in the comparable 1999 period. Noninterest expense totaled $146.5 million for the first nine months of 2000, an increase of $63.5 million, or 76.5%, over the $83.1 million total for the comparable 1999 period. We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with retention and warrant incentive plans and other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. Our efficiency ratio for the 2000 third quarter was 44.6% versus 47.3% for the third quarter of 1999. Our efficiency ratio for the first nine months of 2000 was 45.7%, versus 51.2% for the comparable 1999 period. The following table presents the detail of noninterest expense and the incremental contribution of each line item to our efficiency ratio:

                                                                    Three Months Ended September 30,
                                                   ----------------------------------------------------------------
                                                             2000                                1999
                                                   ----------------------------      ------------------------------
                                                                  Percent of                         Percent of
                                                                   Adjusted                           Adjusted
(Dollars in thousands)                              Amount         Revenues            Amount         Revenues
-------------------------------------------------------------------------------------------------------------------
Compensation and benefits                            $28,359         26.8%              $17,591         28.5%
Professional services                                  5,166          4.9                 2,531          4.1
Business development and travel                        2,954          2.8                 1,500          2.4
Furniture and equipment                                2,798          2.6                 1,368          2.2
Net occupancy                                          2,305          2.2                 1,713          2.8
Advertising and promotion                              1,152          1.1                   474          0.8
Postage and supplies                                     874          0.8                   618          1.0
Telephone                                                849          0.8                   522          0.9
Trust preferred securities distributions                 825          0.8                   825          1.3
Other                                                  1,887          1.8                 2,015          3.3
-------------------------------------------------------------------------------------------------------------------
Total, excluding retention and
   warrant incentive plans                            47,169         44.6%               29,157         47.3%
Retention and warrant incentive plans                  2,855                                559
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense                            $50,024                            $29,716
===================================================================================================================

                                                                    Nine Months Ended September 30,
                                                   ----------------------------------------------------------------
                                                             2000                                1999
                                                   ----------------------------      ------------------------------
                                                                  Percent of                         Percent of
                                                                   Adjusted                           Adjusted
(Dollars in thousands)                              Amount         Revenues            Amount         Revenues
-------------------------------------------------------------------------------------------------------------------
Compensation and benefits                           $ 80,102         27.9%              $47,857         30.0%
Professional services                                 13,889          4.8                 8,426          5.3
Business development and travel                        7,689          2.7                 4,356          2.7
Furniture and equipment                                7,689          2.7                 4,159          2.6
Net occupancy                                          6,351          2.2                 4,750          3.0
Postage and supplies                                   2,563          0.9                 1,850          1.2
Trust preferred securities distributions               2,475          0.9                 2,475          1.6
Advertising and promotion                              2,455          0.9                 1,808          1.1
Telephone                                              2,056          0.7                 1,361          0.9
Other                                                  5,635          2.0                 4,526          2.8
-------------------------------------------------------------------------------------------------------------------
Total, excluding retention and
   warrant incentive plans                           130,904         45.7%               81,568         51.2%
Retention and warrant incentive plans                 15,640                              1,214
Cost of other real estate owned                            -                                268
-------------------------------------------------------------------------------------------------------------------
Total noninterest expense                           $146,544                            $83,050
===================================================================================================================

Compensation and benefits expenses totaled $28.4 million in the third quarter of 2000, a $10.8 million, or 61.2%, increase over the $17.6 million incurred in the third quarter of 1999. For the first nine months of 2000, compensation and benefits expenses totaled $80.1 million, an increase of $32.2 million, or 67.4%, compared to $47.9 million for the comparable 1999 period. The increase in compensation and benefits expenses was largely the result of an increase in the number of average full-time equivalent (FTE) personnel we employ, combined with an increase in performance-based compensation associated with our incentive bonuses and employee stock ownership plan. Average FTE were 860 and 790 for the three and nine months ended September

30, 2000 versus 641 and 623 for the respective prior year periods. The increase in FTE personnel was primarily due to a combination of our efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in our FTE personnel is likely to occur during future years as a result of the continued expansion of our business activities.

Retention and warrant incentive plans expense totaled $2.9 million in the third quarter of 2000, a $2.3 million increase over the $0.6 million incurred in the third quarter of 1999. Retention and warrant incentive plans expense totaled $15.6 million for the first nine months of 2000, a $14.4 million increase over the $1.2 million incurred in the first nine months of 1999. Under the provisions of the retention and warrant incentive plans, employees are compensated with a fixed percentage of gains realized on warrant and certain venture capital fund and direct equity investments. The increase in retention and warrant plans expense was directly related to the increase in warrant, venture capital fund and direct equity investment gains over the comparable 1999 period.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our Board of Directors, totaled $5.2 million and $13.9 million for the three and nine months ended September 30, 2000, an increase of $2.6 million, or 104.1%, and $5.5 million, or 64.8%, compared to $2.5 million and $8.4 million in the comparable 1999 periods. The increase in professional services expenses reflects the extensive efforts undertaken by us to continue to build and support our infrastructure, as well as evaluate and pursue new business opportunities. It also reflects our efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where we believe we can achieve a combination of cost savings and increased quality of service.

Business development and travel expenses totaled $3.0 million and $7.7 million for the three and nine months ended September 30, 2000, an increase of $1.5 million, or 96.9%, and $3.3 million, or 76.5%, compared to $1.5 million and $4.4 million in the comparable 1999 periods. The increase in business development and travel expenses was largely attributable to overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets.

Occupancy, furniture and equipment expenses totaled $5.1 million for the three months ended September 30, 2000, an increase of $2.0 million, or 65.6%, from the $3.1 million for the three months ended September 30, 1999. Occupancy, furniture and equipment expenses totaled $14.0 million and $8.9 million for the nine months ended September 30, 2000 and 1999. The increase in occupancy, furniture and equipment expenses in 2000, as compared to 1999, was primarily the result of an increase in personnel as well as continued geographic expansion to develop and support new markets.

Trust preferred securities distributions totaled $0.8 million and $2.5 million for the three and nine months ended September 30, 2000 and 1999. These amounts resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.

Other noninterest expense totaled $1.9 million and $5.6 million for the three and nine months ended September 30, 2000, compared to $2.0 million and $4.5 million for the respective 1999 periods. The increase in other noninterest expense for the first nine months ended September 30, 2000, was primarily attributable to an increase in data processing costs related to both the overall growth in the our business and several new business initiatives.

INCOME TAXES

The Company's effective tax rate was 40.1% and 40.5% for the third quarter and first nine months of 2000, compared to 36.4% and 38.4% in the three and nine month comparative prior year periods, respectively. The increase in our effective income tax rate was primarily attributable to the increase in pre-tax income as compared to the relatively constant level of non-taxable income from certain security investments.

FINANCIAL CONDITION

The Company's total assets were $5.5 billion at September 30, 2000, an increase of $907.7 million, or 19.7%, compared to $4.6 billion at December 31, 1999.

FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

Federal funds sold and securities purchased under agreement to resell totaled a combined $1.4 billion at September 30, 2000, an increase of $542.5 million, or 60.4%, compared to the $898.0 million outstanding at December 31, 1999. This increase was attributable to our investing excess funds, resulting from continued deposit growth during the first nine months of 2000, in these types of short-term liquid investments.

INVESTMENT SECURITIES

Investment securities totaled $2.0 billion at September 30, 2000, an increase of $273.5 million, or 15.7%, from the December 31, 1999 balance of $1.7 billion. This increase resulted from excess funds that were generated by growth in our deposits outpacing the growth in loans during the first nine months of 2000, and primarily consisted of U.S. agency securities, commercial paper, money market mutual funds, and municipal securities. The overall growth in the investment portfolio reflected our actions to increase, as well as to further diversify our portfolio.

The increase in market interest rates during the first nine months of 2000 resulted in a pre-tax unrealized loss on our available-for-sale fixed income securities investment portfolio of $26.0 million as of September 30, 2000, which was offset by a pre-tax unrealized gain of $28.2 million associated with our warrant securities. Because of the level of liquidity we maintain, we do not anticipate having to sell fixed income investment securities and incurring material losses on sales in future periods for liquidity purposes.

Based on October 31, 2000 market valuations, we had potential pre-tax warrant gains totaling $20.2 million related to 48 companies. We are restricted from exercising many of these warrants until the fourth quarter of 2000 and 2001. As of October 31, 2000, we held 1,251 warrants in 980 companies, and had made investments in 188 venture capital funds and direct equity investments in 53 companies. Many of these companies are non-public. Thus, for those companies for which a readily determinable market value cannot be obtained, we value those equity instruments at cost less any identified impairment. Additionally, we are typically precluded from using any type of derivative instrument to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies. Furthermore, we may reinvest some or all of the income realized from the disposition of these equity instruments in pursuing our business strategies.

LOANS

Total loans, net of unearned income, at September 30, 2000, were $1.6 billion, a slight decrease compared to the balance at December 31, 1999. While we continue to generate new loans in most of our technology and life sciences and special industry niche practices, as well as in specialized lending products, many of our clients, primarily in the technology and life sciences niche, have received significant cash inflows from the capital markets and venture capital community. Consequently, we have experienced higher than normal paydowns and loan payoffs, which has caused total loans to remain relatively unchanged from December 31, 1999 to September 30, 2000.

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

The allowance for loan losses totaled $73.8 million at September 30, 2000, an increase of $2.0 million, or 2.8%, compared to the $71.8 million balance at December 31, 1999. This increase was due to $46.3 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $44.3 million for the first nine months of 2000.

We incurred $24.3 million and $51.8 million in gross charge-offs during the three and nine months ended September 30, 2000. The gross charge-offs in the first nine months of 2000 included six commercial credits totaling $32.7 million, of which $12.0 million was centered in our healthcare services niche and $20.7 million was related to three entertainment credits that are currently in litigation with credit insurers. Though we charged off these three entertainment credits, we anticipate full recoveries but the timing of the recoveries is currently unknown. Of the total gross charge-offs incurred during the first nine months of 2000, $13.0 million were classified as nonperforming loans at the end of 1999.

We believe our allowance for loan losses is adequate as of September 30, 2000. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:

                                                                               September 30,         December 31,
(Dollars in thousands)                                                             2000                  1999
-------------------------------------------------------------------------------------------------------------------
Nonperforming assets:
Loans past due 90 days or more                                                     $     -               $   911
Nonaccrual loans                                                                    18,495                27,552
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                         $18,495               $28,463
===================================================================================================================

Nonperforming loans as a percentage of total loans                                     1.2%                  1.7%
Nonperforming assets as a percentage of total assets                                   0.3%                  0.6%

Allowance for loan losses:                                                         $73,800               $71,800
     As a percentage of total loans                                                    4.6%                  4.4%
     As a percentage of nonaccrual loans                                             399.0%                260.6%
     As a percentage of nonperforming loans                                          399.0%                252.3%

Nonperforming loans totaled $18.5 million, or 1.2% of total loans, at September 30, 2000, a decrease of $10.0 million or 35.0%, from the prior year-end total of $28.5 million, or 1.7% of total loans. Nonperforming loans at September 30, 2000 include one commercial credit totaling $6.9 million. This credit is in our healthcare services niche and has been nonperforming since the 2000 first quarter. Our management believes this credit is adequately secured with collateral and reserves, and that any future charge-offs associated with this loan will not have a material impact on our future net income.

In addition to the loans disclosed in the foregoing analysis, we have identified six loans totaling $14.0 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

DEPOSITS

Total deposits were $4.8 billion at September 30, 2000, an increase of $690.5 million, or 16.8%, from the prior year-end total of $4.1 billion. A significant portion of the increase in deposits during the first nine months of 2000 was due to increases in both the noninterest-bearing demand and time deposit products, which increased $462.8 million, or 24.0%, and $404.5 million, or 138.4%, respectively. The growth in noninterest-bearing demand deposits was explained by growth in the number of clients served by us during the first nine months of 2000. The increase in time deposits was due to an increase in cash secured letters of credit issued by Silicon Valley Bank on behalf of our clients.

MARKET RISK MANAGEMENT

Interest rate risk is the most significant market risk impacting us. Our monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as our market value of portfolio equity (MVPE). See our 1999 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 1999. There have been no significant changes in the assumptions or results of the MVPE calculation used by us in monitoring interest rate risk as of September 30, 2000. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk and equity price risk. The impact on us, resulting from these other two types of market risks, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At September 30, 2000, the Bank's ratio of liquid assets to total deposits was 66.6%. This ratio is well in excess of our minimum policy guidelines and is higher than the comparable ratio of 55.7% as of December 31, 1999. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of September 30, 2000, we were in compliance with all of these policy measures.

CAPITAL RESOURCES

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of trust preferred securities and common stock, as well as retained earnings.

In August, 2000, we issued 2.3 million shares of common stock at $42.19 per share. We received proceeds of $91.0 million related to the sale of these securities, net of underwriting commission and other offering expenses.

In December 1999 we issued 2.8 million shares of common stock at $21.00 per share. In January 2000, we issued an additional 0.4 million shares at $21.00 per share in relation to the exercise of an over-allotment option by the underwriters for that offering. Proceeds from the sale of these securities totaled $63.3 million, net of underwriting commissions and other offering expenses. In addition, in 1998 we issued $40.0 million face amount in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. These securities had an offering price (liquidation amount) of $25 per security and distributions at a fixed rate of 8.25% are paid quarterly. The securities have a maximum maturity of 30 years and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve Board. We received proceeds of $38.5 million related to the sale of these securities, net of underwriting commissions and other offering expenses. The trust preferred securities are presented as a separate line item in the consolidated balance sheets under the caption "Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures."

Stockholders' equity totaled $571.6 million at September 30, 2000, an increase of $202.8 million, or 55.0%, from the $368.9 million balance at December 31, 1999. This increase was primarily due to net income of $123.3 million for the nine months ended September 30, 2000 and net proceeds from the issuance of common stock of $113.5 million, partially offset by a decrease in the after-tax net unrealized gains on available-for-sale securities of $40.3 million. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of September 30, 2000.

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

Both Silicon's and Silicon Valley Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of September 30, 2000, and December 31, 1999. Capital ratios for Silicon and Silicon Valley Bank are set forth below:

                                                                                September 30,       December 31,
                                                                                    2000                1999
----------------------------------------------------------------------------------------------------------------
Silicon Valley Bancshares:
Total risk-based capital ratio..................................................    20.4%               15.5%
Tier 1 risk-based capital ratio.................................................    19.1%               14.3%
Tier 1 leverage ratio...........................................................    11.6%                8.8%

Silicon Valley Bank:
Total risk-based capital ratio..................................................    15.2%               14.0%
Tier 1 risk-based capital ratio.................................................    14.0%               12.7%
Tier 1 leverage ratio...........................................................     8.4%                7.9%

The increase in the total risk-based capital ratio, the Tier 1 risk-based capital ratio and the Tier 1 leverage ratio from December 31, 1999 to September 30, 2000 was primarily attributable to an increase in Tier 1 capital. This increase was due to both the issuance of common stock, which generated net proceeds of $113.5 million, and internally generated capital, primarily net income of $123.3 million.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at September 30, 2000, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS:

         10.45 Silicon Valley Bancshares 1997 Equity Incentive Plan, amended as of July 20, 2000.

         10.46 Change in Control Severance Benefits Policy, effective August 18, 2000.

         27.1    Financial Data Schedule


(b) The Company filed the following reports on Form 8-K during the third quarter of 2000:


         1. A report on Form 8-K was filed on July 24, 2000, whereby the Company announced financial results for the three and six months ended June 30, 2000.

         2. On July 25, 2000, the Company filed a report on Form 8-K to announce its investment in the Nippon Credit Bank and partnering of the Company with the Softbank in connection with the investment in the Nippon Credit Bank. Also, the Company announced that SVB Strategic Investors Fund, L.P., completed its first close of $64.5 million on June 21, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SILICON VALLEY BANCSHARES


Date:  November 14, 2000                    /s/ Donal D. Delaney
                                            -----------------------------------
                                            Donal D. Delaney
                                            Controller
                                            (Principal Accounting Officer)