Form 10-K
period 2000-12-31
SILICON VALLEY BANCSHARES
filed 2001-03-16
CIK 719739

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 16, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________.

                        COMMISSION FILE NUMBER: 33-41102

                           --------------------------

                           SILICON VALLEY BANCSHARES
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     91-1962278
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

           3003 TASMAN DRIVE
        SANTA CLARA, CALIFORNIA                             95054-1191
    (Address of principal executive                         (Zip Code)
               offices)

       Registrant's telephone number, including area code: (408) 654-7400

                           --------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

       Common Stock ($0.001 par value)                    Nasdaq National Market
            (Title of each class)               (Name of each exchange on which registered)

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on January 31, 2001, on the Nasdaq National Market was $1,602,661,840.

    At January 31, 2001, 49,312,672 shares of the registrant's common stock ($0.001 par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                PARTS OF FORM 10-K
                   DOCUMENTS INCORPORATED                     INTO WHICH INCORPORATED
------------------------------------------------------------  -----------------------
Definitive proxy statement for the Company's 2001 Annual
  Meeting of Stockholders to be filed within 120 days of the
  end of the fiscal year ended December 31, 2000                      Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
         This report contains a total of 79 pages, including exhibits.
                        The Exhibit Index is on page 76.

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I

ITEM 1.   BUSINESS....................................................     3

ITEM 2.   PROPERTIES..................................................     11

ITEM 3.   LEGAL PROCEEDINGS...........................................     11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     11

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................     12

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................     13

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................     14

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....     43

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................     73

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     73

ITEM 11.  EXECUTIVE COMPENSATION......................................     73

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................     73

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     73

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................     74

SIGNATURES............................................................     75

INDEX TO EXHIBITS.....................................................     76

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Silicon Valley Bancshares is a bank holding company and a financial holding company incorporated in Delaware. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System and its deposits are insured by the Federal Deposit Insurance Corporation. Our headquarters are located at 3003 Tasman Drive, Santa Clara, California 95054 and our telephone number is (408) 654-7400. When we refer to "Silicon Valley Bancshares," or "we" or similar words, we intend to include Silicon Valley Bancshares and its subsidiaries collectively, including Silicon Valley Bank. When we refer to "Silicon," we are referring only to Silicon Valley Bancshares.

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

    Our unique business strategy and focus has resulted in significant growth in recent years. Our banking operations have expanded from a single location in Santa Clara, California to a national network of 24 offices located in Arizona, California, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington.

    TECHNOLOGY AND LIFE SCIENCES NICHE.

    Our technology and life sciences niche serves primarily venture capital-backed companies within a variety of technology and life sciences industries and markets throughout the United States. These companies generally keep large cash balances in their deposit accounts with us and often do not borrow large amounts under their credit facilities, as their primary source of funding is equity from venture capitalists. Lending to this niche typically involves working capital lines of credit, equipment financing, asset acquisition loans, and bridge financing. Our technology and life sciences niche includes the following practices:

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

    Our COMPUTERS AND PERIPHERALS practice focuses on companies that are engaged in the support and manufacturing of computers, electronic components and related peripheral products. The specific markets these companies serve include personal computers, specialty computer systems, add-in boards, printers, storage devices, networking equipment, and contract manufacturing.

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

    Our LIFE SCIENCES practice serves companies in the biotechnology, medical devices and healthcare services industries. The biotechnology industry includes companies involved in research and development of therapeutics and diagnostics for the medical and pharmaceuticals industries. The medical devices industry encompasses companies involved in the design, manufacturing and distribution of surgical instruments and medical equipment. Companies included in the healthcare services industry deal with patients, either in a primary care or secondary care role.

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

    SPECIAL INDUSTRY NICHES.

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

    Our PREMIUM WINERIES practice focuses on wineries that produce select or exclusive vintages of up to 150,000 cases annually. Our lending in this niche consists of both short-term inventory loans and term loans related to vineyard acquisition and development, equipment financing and cooperage.

    Our MEDIA PRACTICE focuses on acquisition, recapitalization and plant upgrade financings of less than $10.0 million for radio, television, outdoor advertising, and cable television operators.

    In addition to serving the special industry niches listed above, we serve a broad array of industries in northern California through our DIVERSIFIED INDUSTRIES practice. This practice allows us to continue to evaluate potential niches by initially identifying and serving a few clients in related industries or markets.

    SPECIALIZED PRODUCTS AND SERVICES.

    We offer a variety of specialized lending products and other financial products and services to clients in various stages of development. These services allow us to begin serving companies in their start-up phases, and then gradually expand the services we provide as the companies grow.

    From the time our client companies receive their initial funding, we seek to serve their cash management needs. Initially, we provide investment services to assist our clients with managing their short-term investments. On behalf of clients, we purchase investment securities that include U.S. Treasury securities, U.S. agency securities, commercial paper, Eurodollar deposits, and bankers' acceptances. We also offer our clients access to private label mutual fund products as an alternative to our deposit products.

    In addition, our Internet site, eSource(TM), provides our early stage clients with an on-line resource providing access to various services that technology and life sciences entrepreneurs require. In eSource(TM) we have formed a broad national and global network of service providers in a variety of areas important to our clients, including financial and administrative services, office set-up services, human resources, staffing services, risk management services, and industry specific research.

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

    EQUITY SECURITIES.

    We frequently obtain rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities. We also make investments in venture capital funds as well as direct equity investments in companies from time to time. As of December 31, 2000, we held 1,324 warrants in 1,038 companies, and had made investments in 208 venture capital funds and direct equity investments in 60 companies.

    In 2000, we formed SVB Strategic Investors, LLC, the general partner of SVB Strategic Investors Fund, L.P. SVB Strategic Investors Fund, L.P. raised approximately $135.3 million in committed capital, to invest as a limited partner in top-tier venture funds, leading regional venture funds and venture funds with a unique niche. Additionally in 2000, we formed Silicon Valley BancVentures, Inc., the general partner of Silicon Valley BancVentures, L.P. Silicon Valley BancVentures, L.P. raised $56.1 million in committed capital, to make direct equity investments in emerging growth high technology and life sciences companies throughout the United States. At December 31, 2000, we held an interest of approximately 11% in each of these funds.

SUPERVISION AND REGULATION

    Our operations are subject to extensive regulation by federal and state banking regulatory agencies. This regulatory framework is intended primarily to protect Silicon Valley Bank's depositors and the federal deposit insurance fund from losses and not for the benefit of our stockholders. As a bank holding company and a financial holding company Silicon is subject to the Federal Reserve Board's supervision and examination under the Bank Holding Company Act as revised by the Gramm-Leach-Bliley Act, as discussed below. Silicon Valley Bank, as a California-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Board through the Federal Reserve Bank of San Francisco and the Commissioner of the California Department of Financial Institutions. The following summary describes some of the more significant laws, regulations and policies that affect our operations. It is not intended to be a complete listing of all laws that apply to us. Any change in the statutes, regulations or policies that apply to our operations may have a material effect on our business.

    MEMORANDUM OF UNDERSTANDING.

    In late September 1999, Silicon Valley Bank entered into an agreement pursuant to a memorandum of understanding with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions, Silicon Valley Bank's primary banking regulators. The memorandum of understanding and its associated restrictions were terminated in June 2000. Under the memorandum of understanding, Silicon Valley Bank had committed to maintain a Tier 1 leverage ratio (the ratio of a bank's Tier 1 capital to its total quarterly average tangible assets) of at least 7.25%; obtain the regulators' consent before paying dividends; further enhance its credit monitoring and review policies, and submit reports to the regulators regarding credit quality. The Federal Reserve Bank of San Francisco had also directed Silicon to obtain its approval before paying dividends, incurring debt, repurchasing capital stock, or entering into agreements to acquire any entities or portfolios. These restrictions were also terminated in June 2000.

    GRAMM-LEACH-BLILEY ACT.

    On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, or GLB Act, which significantly changed the regulatory structure and oversight of the financial services industry. Effective March 12, 2000, the GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the Bank Holding Company Act to permit a qualifying bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It also permits financial holding companies to acquire many types of financial firms without the prior approval of the Federal Reserve Board. On November 14, 2000, Silicon became a financial holding company.

    The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial services providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were "closely related to banking." This limitation no longer applies to bank holding companies that qualify to be treated as financial holding companies. To qualify as a financial holding company, a bank holding company's subsidiary depository institutions must be well-capitalized and have at least satisfactory general, managerial and Community Reinvestment Act examination ratings. Effective March 11, 2000, a nonqualifying bank holding company is limited to activities that were permissible under the BHCA as of November 11, 1999.

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

    The GLB Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the GLB Act pre-empted state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, effective May 12, 2001, the GLB Act will remove the current blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 and replaces it with a number of more limited exemptions. Thus, previously exempted banks, such as Silicon Valley Bank, may become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934. The exemption that prevented bank holding companies and banks that advise mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 will also be eliminated.

    Separately, effective November 13, 2000, the GLB Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers that obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter including its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail. A financial company must be in compliance with these consumer privacy requirements no later than July 1, 2001.

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

    SILICON VALLEY BANK

    The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well-capitalized) and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% (6% to be well capitalized). In addition to the risk-based guidelines, federal banking regulators also require banking organizations to maintain a minimum Tier 1 leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum Tier 1 leverage ratio must be 3%; for all other institutions the ratio is 4% (5% to be well-capitalized). In addition to these uniform risk-based capital guidelines and leverage ratio requirements that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. See "Item 8. Consolidated Financial Statements and Supplementary Data--Note 17 to the Consolidated Financial Statements--Regulatory Matters" for Silicon's and Silicon Valley Bank's capital ratios as of December 31, 2000.

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

    BANK HOLDING COMPANY REGULATION OF SILICON.

    As a registered bank holding company and a financial holding company, Silicon and its subsidiaries are subject to the Federal Reserve Board's supervision, regulation, examination, and reporting requirements under the Bank Holding Company Act, as revised by the GLB Act. Prior to becoming a financial holding company under the GLB Act, Silicon was required to seek the prior approval of the Federal Reserve Board before acquiring ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all of the assets, of any company, including a bank or bank holding company. As a financial holding company, the prior approval of the Federal Reserve Board is not required to acquire ownership or control of entities engaged in specified financial activities, although the existing restrictions on directly or indirectly acquiring shares of a bank are still applicable. In addition, prior to becoming a financial holding company, Silicon was generally allowed to engage, directly or indirectly, only in banking and other activities that were deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a financial holding company under the GLB Act, Silicon is permitted to engage in a full range of financial activities, including banking, insurance and securities activities and additional activities that the Federal Reserve Board determines to be financial in nature, incidental to such financial activities, or complimentary to a financial activity.

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

    Silicon's ability to pay cash dividends is limited by generally applicable Delaware corporation law limits. In addition, there are statutory and regulatory limitations on the amount of dividends which may be paid to Silicon by Silicon Valley Bank. See "Item 1. Business--Supervision and Regulation--Restrictions on Dividends" for further discussion of current limitations on the ability of Silicon Valley Bank to pay dividends to Silicon.

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

    RESTRICTIONS ON DIVIDENDS.

    Silicon is a legal entity separate and distinct from Silicon Valley Bank. Silicon Valley Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Silicon. Under such restrictions, the amount available for payment of dividends to Silicon by Silicon Valley Bank totaled $145.9 million at December 31, 2000. The Federal Reserve Board and the Commissioner have the authority to prohibit Silicon Valley Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that they could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, if Silicon Valley Bank fails to comply with its minimum capital requirements, its regulators could restrict its ability to pay dividends using prompt corrective action or other enforcement powers. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See "Item 8. Consolidated Financial Statements and Supplementary Data--Note 17 to the Consolidated Financial Statements--Regulatory Matters" for further discussion on dividend restrictions.

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

    A bank that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices or the ability to pay dividends. The federal banking agencies, however, may not treat an institution as critically undercapitalized unless its capital ratios actually warrant such treatment.

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

    PREMIUMS FOR DEPOSIT INSURANCE.

    Silicon Valley Bank's deposit accounts are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum permitted by law. The Federal Deposit Insurance Corporation's annual assessment for the insurance of Bank Insurance Fund deposits as of December 31, 2000, ranged from 0 to 27 basis points per $100 of insured deposits. The amount charged is based on the regulatory capital of an institution and on a supervisory assessment of its operational risk profile. At December 31, 2000, Silicon Valley Bank's assessment rate was the statutory minimum assessment.

    Silicon Valley Bank is also required to pay an annual assessment of approximately 2.0 basis points per $100 of insured deposits toward the retirement of U.S. government issued Financing Corporation bonds.

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

ITEM 2. PROPERTIES

    In 1995, we relocated our corporate headquarters and main branch and entered into a 10-year lease on a two-story office building located at 3003 Tasman Drive, Santa Clara, California. In July 1997 and June 2000, we finalized amendments to the original lease associated with our corporate headquarters. The amendments provide for the lease of two additional premises, approximating 56,000 square feet each, adjacent to the existing headquarters facility. We began occupying the additional premises in August 1998 and December 2000, respectively.

    We operate offices throughout the Silicon Valley: Santa Clara, Palo Alto and Sand Hill, the center of the venture capital community in California. Other regional offices within California include Irvine, Los Angeles, Napa, San Diego, San Francisco, Santa Barbara, and Sonoma. Office locations outside of California include: Phoenix, Arizona; Boulder, Colorado; West Palm Beach, Florida; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; Durham, North Carolina; Northern Virginia; Portland, Oregon; Philadelphia, Pennsylvania; Austin, Texas; Dallas, Texas; and Seattle, Washington. All of our properties are occupied under leases, which expire at various dates through January 2006, and in most instances, include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment and furniture and fixtures at our offices, all of which are used in our business activities.

ITEM 3. LEGAL PROCEEDINGS

    There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 2000, or at the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote by the stockholders of Silicon's common stock during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    MARKET INFORMATION.

    Our common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation (Nasdaq) National Market under the symbol "SIVB."

    The following table shows the high and low sales prices for our common stock for each quarterly period during the last two years, based on the daily closing price as reported by the Nasdaq National Market. The 1999 stock prices have been restated to reflect a two-for-one stock split distributed on May 15, 2000.

                                                           2000                  1999
                                                    -------------------   -------------------
QUARTER                                               LOW        HIGH       LOW        HIGH
-------                                             --------   --------   --------   --------
First.............................................   $23.97     $45.00     $ 8.41     $10.50
Second............................................   $17.00     $44.44     $ 8.47     $12.38
Third.............................................   $41.00     $64.06     $10.78     $14.25
Fourth............................................   $31.19     $58.50     $11.44     $26.42

    STOCKHOLDERS.

    The number of stockholders of record of our common stock was 770 as of January 31, 2001.

    DIVIDENDS.

    We have not paid cash dividends on our common stock since 1992 and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our ability to pay cash dividends is limited by generally applicable corporate and banking laws and regulations. See "Item 1. Business--Supervision and Regulation--Restrictions on Dividends," and "Item 8. Consolidated Financial Statements and Supplementary Data--Note 17 to the Consolidated Financial Statements--Regulatory Matters" for additional discussion on restrictions and limitations on the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to our prior years results to conform with 2000 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity. In addition, the common stock summary information has been restated to reflect two-for-one stock splits, distributed on May 1, 1998 and May 15, 2000.

                                                  YEARS ENDED DECEMBER 31,
                               ---------------------------------------------------------------
                                  2000          1999         1998         1997         1996
                               -----------   ----------   ----------   ----------   ----------
                                (DOLLARS AND NUMBERS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT SUMMARY:
Net interest income..........  $   329,848   $  205,439   $  146,615   $  110,824   $   87,275
Provision for loan losses....       54,602       52,407       37,159       10,067       10,426
Noninterest income...........      189,630       58,855       23,162       13,265       11,609
Noninterest expense..........      198,361      125,659       83,645       66,301       52,682
Minority interest............          460           --           --           --           --
                               -----------   ----------   ----------   ----------   ----------
Income before taxes..........      266,975       86,228       48,973       47,721       35,776
Income tax expense...........      107,907       34,030       20,117       20,043       14,310
                               -----------   ----------   ----------   ----------   ----------
Net income...................  $   159,068   $   52,198   $   28,856   $   27,678   $   21,466
                               ===========   ==========   ==========   ==========   ==========
COMMON SHARE SUMMARY:
Basic earnings per share.....  $      3.41   $     1.27   $     0.71   $     0.71   $     0.58
Diluted earnings per share...         3.23         1.23         0.69         0.68         0.55
Book value per share.........        12.54         8.23         5.21         4.37         3.63
Weighted average shares
  outstanding................       46,656       41,258       40,536       38,740       36,852
Weighted average diluted
  shares outstanding.........       49,220       42,518       41,846       40,676       38,764
YEAR-END BALANCE SHEET
  SUMMARY:
Loans, net of unearned
  income.....................  $ 1,716,549   $1,623,005   $1,611,921   $1,174,645   $  863,492
Assets.......................    5,626,775    4,596,398    3,545,452    2,625,123    1,924,544
Deposits.....................    4,862,259    4,109,405    3,269,753    2,432,407    1,774,304
Stockholders' equity.........      614,121      368,850      215,865      174,481      135,400
AVERAGE BALANCE SHEET
  SUMMARY:
Loans, net of unearned
  income.....................  $ 1,580,176   $1,591,634   $1,318,826   $  973,637   $  779,655
Assets.......................    5,180,750    3,992,410    2,990,548    2,140,630    1,573,903
Deposits.....................    4,572,457    3,681,598    2,746,041    1,973,118    1,441,360
Stockholders' equity.........      478,018      238,085      198,675      152,118      119,788
CAPITAL RATIOS:
Total risk-based capital
  ratio......................         18.5%        15.5%        11.5%        11.5%        11.5%
Tier 1 risk-based capital
  ratio......................         17.2%        14.3%        10.3%        10.2%        10.2%
Tier 1 leverage ratio........         12.6%         8.8%         7.6%         7.1%         7.7%
Average stockholders' equity
  to average assets..........          9.2%         6.0%         6.6%         7.1%         7.6%
SELECTED FINANCIAL RATIOS:
Return on average assets.....          3.1%         1.3%         1.0%         1.3%         1.4%
Return on average
  stockholders' equity.......         33.3%        21.9%        14.5%        18.2%        17.9%
Efficiency ratio.............         45.7%        53.5%        53.6%        55.7%        55.9%
Net interest margin..........          6.9%         5.5%         5.2%         5.6%         6.1%
OTHER DATA:
Off-balance sheet client
  funds......................  $10,805,694   $5,666,278   $1,096,300           --           --

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

RESULTS OF OPERATIONS

    EARNINGS SUMMARY.

    We reported net income in 2000 of $159.1 million, compared with net income in 1999 and 1998 of $52.2 million and $28.9 million, respectively. Diluted earnings per share totaled $3.23 in 2000, compared to $1.23 and $0.69 in 1999 and 1998, respectively. Return on average equity in 2000 was 33.3%, compared with 21.9% in 1999 and 14.5% in 1998. Return on average assets in 2000 was 3.1% compared with 1.3% in 1999 and 1.0% in 1998.

    The increase in net income for 2000, as compared to 1999, and for 1999 as compared to 1998, was primarily attributable to growth in both net interest income and noninterest income, partially offset by increases in the provision for loan losses and in noninterest expense. The major components of net income and changes in these components are summarized in the following table for the years ended December 31, 2000, 1999 and 1998, and are discussed in more detail on the following pages.

                                                YEARS ENDED DECEMBER 31,
                             ---------------------------------------------------------------
                                                     1999 TO 2000               1998 TO 1999
                               2000        1999        INCREASE       1998        INCREASE
                             ---------   ---------   ------------   ---------   ------------
                                                 (DOLLARS IN THOUSANDS)
Net interest income........  $329,848    $205,439      $124,409     $146,615       $58,824
Provision for loan
  losses...................    54,602      52,407         2,195       37,159        15,248
Noninterest income.........   189,630      58,855       130,775       23,162        35,693
Noninterest expense........   198,361     125,659        72,702       83,645        42,014
Minority interest..........       460          --           460           --            --
                             --------    --------      --------     --------       -------
Income before income
  taxes....................   266,975      86,228       180,747       48,973        37,255
Income tax expense.........   107,907      34,030        73,877       20,117        13,913
                             --------    --------      --------     --------       -------
Net income.................  $159,068    $ 52,198      $106,870     $ 28,856       $23,342
                             ========    ========      ========     ========       =======

    NET INTEREST INCOME AND MARGIN.

    Net interest income is defined as the difference between interest earned on interest-earning assets and interest paid on funding sources, primarily deposits. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as interest expense as a percentage of average interest-earning assets.

    The following table sets forth average assets, liabilities, minority interest and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the years ended December 31, 2000, 1999 and 1998.

                                                  YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------------------------
                                          2000                                1999
                            ---------------------------------   ---------------------------------
                                                     AVERAGE                             AVERAGE
                                                      YIELD                               YIELD
                             AVERAGE                   AND       AVERAGE                   AND
                             BALANCE     INTEREST      RATE      BALANCE     INTEREST      RATE
                            ----------   ---------   --------   ----------   ---------   --------
                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal funds sold and
    securities purchased
    under agreement to
    resell (1)............  $1,310,971   $ 83,472       6.4%    $  618,338   $ 31,204       5.0%
  Investment securities:
    Taxable...............   1,769,309    107,268       6.1      1,441,081     82,193       5.7
    Non-taxable (2).......     163,152     10,704       6.6        135,549      8,460       6.2
  Loans: (3), (4), (5)
    Commercial............   1,384,744    169,098      12.2      1,393,134    143,744      10.3
    Real estate
      construction and
      term................     121,076     12,723      10.5        138,943     13,988      10.1
    Consumer and other....      74,356      7,241       9.7         59,557      5,241       8.8
                            ----------   --------      ----     ----------   --------      ----
  Total loans.............   1,580,176    189,062      12.0      1,591,634    162,973      10.2
                            ----------   --------      ----     ----------   --------      ----
Total interest-earning
  assets..................   4,823,608    390,506       8.1      3,786,602    284,830       7.5
                            ----------   --------      ----     ----------   --------      ----
Cash and due from banks...     268,032                             186,841
Allowance for loan
  losses..................     (74,018)                            (59,383)
Other real estate owned...          --                                 181
Other assets..............     163,128                              78,169
                            ----------                          ----------
Total assets..............  $5,180,750                          $3,992,410
                            ==========                          ==========
Funding sources:
Interest-bearing
  liabilities:
  NOW deposits............  $   55,825        770       1.4     $   32,664        620       1.9
  Regular money market
    deposits..............     386,701      7,089       1.8        357,006      8,770       2.5
  Bonus money market
    deposits..............   1,275,545     25,117       2.0      1,907,517     58,510       3.1
  Time deposits...........     582,354     23,936       4.1        207,108      8,530       4.1
  Other borrowings........          --         --        --             --         --        --
                            ----------   --------      ----     ----------   --------      ----
Total interest-bearing
  liabilities.............   2,300,425     56,912       2.5      2,504,295     76,430       3.1
Portion of noninterest-
  bearing funding
  sources.................   2,523,183                           1,282,307
                            ----------   --------      ----     ----------   --------      ----
Total funding sources.....   4,823,608     56,912       1.2      3,786,602     76,430       2.0
                            ----------   --------      ----     ----------   --------      ----
Noninterest-bearing
  funding sources:
  Demand deposits.........   2,272,032                           1,177,303
  Other liabilities.......      85,855                              34,220
  Trust preferred
    securities (6)........      38,559                              38,507
  Minority interest.......       5,861                                  --
  Stockholders' equity....     478,018                             238,085
  Portion used to fund
    interest-earning
    assets................  (2,523,183)                         (1,282,307)
                            ----------                          ----------
Total liabilities,
  minority interest and
  stockholders' equity....  $5,180,750                          $3,992,410
                            ==========                          ==========
Net interest income and
  margin..................               $333,594       6.9%                 $208,400       5.5%
                                         ========      ====                  ========      ====
Total deposits............  $4,572,457                          $3,681,598
                            ==========                          ==========

                                YEARS ENDED DECEMBER 31,
                            ---------------------------------
                                          1998
                            ---------------------------------
                                                     AVERAGE
                                                      YIELD
                             AVERAGE                   AND
                             BALANCE     INTEREST      RATE
                            ----------   ---------   --------
                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Federal funds sold and
    securities purchased
    under agreement to
    resell (1)............  $  396,488   $ 21,305       5.4%
  Investment securities:
    Taxable...............   1,044,918     61,515       5.9
    Non-taxable (2).......      78,234      5,034       6.4
  Loans: (3), (4), (5)
    Commercial............   1,157,949    122,708      10.6
    Real estate
      construction and
      term................     115,743     12,364      10.7
    Consumer and other....      45,134      4,064       9.0
                            ----------   --------      ----
  Total loans.............   1,318,826    139,136      10.6
                            ----------   --------      ----
Total interest-earning
  assets..................   2,838,466    226,990       8.0
                            ----------   --------      ----
Cash and due from banks...     137,096
Allowance for loan
  losses..................     (40,055)
Other real estate owned...         681
Other assets..............      54,360
                            ----------
Total assets..............  $2,990,548
                            ==========
Funding sources:
Interest-bearing
  liabilities:
  NOW deposits............  $   18,702        348       1.9
  Regular money market
    deposits..............     338,585      9,189       2.7
  Bonus money market
    deposits..............   1,487,240     63,155       4.3
  Time deposits...........     131,530      5,917       4.5
  Other borrowings........          66          4       6.0
                            ----------   --------      ----
Total interest-bearing
  liabilities.............   1,976,123     78,613       4.0
Portion of noninterest-
  bearing funding
  sources.................     862,343
                            ----------   --------      ----
Total funding sources.....   2,838,466     78,613       2.8
                            ----------   --------      ----
Noninterest-bearing
  funding sources:
  Demand deposits.........     769,984
  Other liabilities.......      22,146
  Trust preferred
    securities (6)........      23,620
  Minority interest.......          --
  Stockholders' equity....     198,675
  Portion used to fund
    interest-earning
    assets................    (862,343)
                            ----------
Total liabilities,
  minority interest and
  stockholders' equity....  $2,990,548
                            ==========
Net interest income and
  margin..................               $148,377       5.2%
                                         ========      ====
Total deposits............  $2,746,107
                            ==========

----------------------------------
(1) Includes average interest-bearing deposits in other financial institutions of $501, $255 and $240 in 2000, 1999 and 1998, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2000, 1999 and 1998. These adjustments were $3,746, $2,961 and $1,762 for the years ended December 31, 2000, 1999 and 1998, respectively.

(3) Average loans include average nonaccrual loans of $24,337, $37,827 and $26,158 in 2000, 1999 and 1998, respectively.

(4) Average loans are net of average unearned income of $9,929, $9,328 and $8,299 in 2000, 1999 and 1998, respectively.

(5) Loan interest income includes loan fees of $26,183, $15,738 and $12,935 in 2000, 1999 and 1998, respectively.

(6) The 8.25% annual distribution to SVB Capital I is recorded as a component of noninterest expense.

    Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the years indicated. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2000, 1999 and 1998.

                                     2000 COMPARED TO 1999            1999 COMPARED TO 1998
                                      INCREASE (DECREASE)              INCREASE (DECREASE)
                                       DUE TO CHANGES IN                DUE TO CHANGES IN
                                -------------------------------   ------------------------------
                                 VOLUME      RATE       TOTAL      VOLUME      RATE      TOTAL
                                --------   --------   ---------   --------   --------   --------
                                                     (DOLLARS IN THOUSANDS)
Interest income:
  Federal funds sold and
    securities purchased under
    agreement to resell.......  $ 42,369   $  9,899   $ 52,268    $11,195    $ (1,296)  $ 9,899
  Investment securities.......    21,437      5,882     27,319     26,074      (1,970)   24,104
  Loans.......................    (1,181)    27,270     26,089     27,933      (4,096)   23,837
                                --------   --------   --------    -------    --------   -------
Increase (decrease) in
  interest income.............    62,625     43,051    105,676     65,202      (7,362)   57,840
                                --------   --------   --------    -------    --------   -------
Interest expense:
  NOW deposits................       353       (203)       150        265           7       272
  Regular money market
    deposits..................       684     (2,365)    (1,681)       453        (872)     (419)
  Bonus money market
    deposits..................   (16,049)   (17,344)   (33,393)    12,891     (17,536)   (4,645)
  Time deposits...............    15,423        (17)    15,406      3,113        (500)    2,613
  Other borrowings............        --         --         --         (4)         --        (4)
                                --------   --------   --------    -------    --------   -------
Increase (decrease) in
  interest expense............       411    (19,929)   (19,518)    16,718     (18,901)   (2,183)
                                --------   --------   --------    -------    --------   -------
Increase in net interest
  income......................  $ 62,214   $ 62,980   $125,194    $48,484    $ 11,539   $60,023
                                ========   ========   ========    =======    ========   =======

    Net interest income, on a fully taxable-equivalent basis, totaled $333.6 million in 2000, an increase of $125.2 million, or 60.1%, from the $208.4 million total in 1999. The increase in net interest income was attributable to a $105.7 million, or 37.1%, increase in interest income, combined with a $19.5 million, or 25.5%, decrease in interest expense over the comparable prior year period. Net interest income, on a fully taxable-equivalent basis, totaled $208.4 million in 1999, an increase of $60.0 million, or 40.5%, compared to the $148.4 million total in 1998. The increase in net interest income was attributable to a $57.8 million, or 25.5%, increase in interest income, combined with a $2.2 million, or 2.8%, decrease in interest expense over the comparable prior year period.

    The $105.7 million increase in interest income for 2000, as compared to 1999, was the result of a $62.6 million favorable volume variance, combined with a $43.1 million favorable rate variance. The $62.6 million favorable volume variance resulted from a $1.0 billion, or 27.4%, increase in average interest-earning assets over the comparable prior year period. The increase in average interest-earning assets resulted from strong growth in our average deposits, which increased $890.9 million, or 24.2%, from 1999 to 2000. The increase in average interest-earning assets was primarily centered in highly liquid, federal funds sold, securities purchased under agreement to resell and investment securities, which collectively increased $1.0 billion.

    Average loans decreased $11.5 million, or 0.7%, in 2000 as compared to 1999, resulting in a $1.2 million unfavorable volume variance. While we have continued to increase the number of client lending relationships in most of our technology and life sciences niche practices, as well as in specialized lending products, growth in our loan portfolio has been impacted by several different factors. First, many of our clients, primarily in the technology and life sciences niche, have received significant cash inflows from the capital markets and venture capital community during the early part of 2000. This increase in the amount of equity raised by our clients has mitigated their need for debt from us. Second, beginning in 1999, we began an initiative to create more granularity in our loan portfolio, and as a result, have reduced the average loan balance outstanding from approximately $0.8 million in 1999 to approximately $0.5 million at the end of 2000. We believe this granularity initiative is essentially complete as of 2000 year end. Lastly, we exited several "non-core" lending niches in 2000, such as entertainment and healthcare services, reducing loan outstandings over $100.0 million by exiting these niches. This initiative is also essentially complete as of 2000 year end. As a result of the current slow-down in the capital markets and venture capital funding, as well as the completion of our granularity initiative and exit of several non-core niches, we expect average loan growth during 2001 of approximately 10% or more.

    Average investment securities for 2000 increased $355.8 million, or 22.6%, as compared to 1999, resulting in a $21.4 million favorable volume variance. The aforementioned strong growth in average deposits combined with fairly consistent average loans during 2000, generated excess funds that were largely invested in U.S. agency securities, obligations of states and political subdivisions, and money market mutual funds. The growth in the investment portfolio reflected our actions to continue to increase, as well as further diversify our portfolio of short-term investments in response to the continuing increase in liquidity.

    Average federal funds sold and securities purchased under agreement to resell in 2000 increased a combined $692.6 million, or 112.0%, over the prior year, resulting in a $42.4 million favorable volume variance. This increase was largely due to the aforementioned strong growth in average deposits during 2000 and our actions to continue to further diversify our portfolio of short-term investments, as well as our need to maintain a satisfactory level of liquidity.

    Favorable rate variances associated with each component of interest-earning assets combined to increase interest income by $43.1 million in 2000, as compared to the prior year. Short-term market interest rates have increased on an overall basis during the past year. As a result, we earned higher yields during 2000 on federal funds sold, securities purchased under agreements to resell and our investment securities, a significant portion of which were short-term in nature, resulting in a combined $15.8 million favorable rate variance as compared to the prior year. The average yield on loans in 2000 also increased 180 basis points from the prior year, accounting for the remaining $27.3 million of the total favorable rate variance. This increase was primarily attributable to a 124 basis points increase in our weighted average prime rate in 2000 as compared to the similar prior year period. Approximately 77.5% of our loans were prime rate-based at the end of 2000.

    The yield on average interest-earning assets increased 60 basis points in 2000 from the comparable prior year period. This increase primarily resulted from a rise in the average yield on loans, largely due to an increase in our average prime rate, as well as an increase in short-term market rates, which resulted in higher yields on federal funds sold, securities purchased under agreement to resell. In 2001, we expect the yield on our average interest-earning assets to decrease due to an expected decrease in short-term market rates and our prime rate.

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

    Unfavorable rate variances associated with each component of interest-earning assets combined to decrease interest income by $7.4 million in 1999, as compared to the prior year. Short-term market interest rates declined on an overall basis during 1999. As a result of this decline, we earned lower yields during 1999 on federal funds sold, securities purchased under agreements to resell and our investment securities, a significant portion of which were short-term in nature, resulting in a $3.3 million unfavorable rate variance as compared to the prior year. The average yield on loans in 1999 also decreased 40 basis points from the respective prior year, accounting for the remaining $4.1 million of the total unfavorable rate variance. This decrease was primarily attributable to a 36 basis points decline in our weighted average prime rate in 1999 as compared to the similar prior year period. Approximately 77.5% of our loans were prime rate-based at the end of 1999.

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

    Total interest expense in 2000 decreased $19.5 million from 1999. This decrease was due to a favorable rate variance of $19.9 million, offset by an unfavorable volume variance of $0.4 million. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit product, from 3.1% in 1999 to 2.0% in 2000. We took this action during the last half of 1999 in order to lower total deposits and total assets and thereby increase our Tier 1 leverage capital ratio. See "Item 7 section entitled "Capital Resources." As a result, the average bonus money market account balance decreased over $600.0 million from 1999 to 2000. However, this decrease was partially offset by an increase in average time deposits, which was related to cash securing letters of credit issued on behalf of our clients.

    The average cost of funds paid on average interest-bearing liabilities decreased 60 basis points from 1999 to 2000. This decrease in the average cost of funds was largely due to a decrease of 110 basis points in the average rate paid on our bonus money market deposit product, as discussed above.

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

    PROVISION FOR LOAN LOSSES.

    The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

    Our provision for loan losses totaled $54.6 million in 2000 compared to $52.4 million and $37.2 million in 1999 and 1998, respectively. The increase in our provision for loan losses in 2000 was in response to an increasing trend in net charge-offs. We incurred net charge-offs of $52.6 million in 2000, compared to $26.6 million in 1999 and $28.9 million in 1998. For a more detailed discussion of credit quality and the allowance for loan losses, see the Item 7 section entitled "Financial Condition-Credit Quality and the Allowance for Loan Losses."

    NONINTEREST INCOME.

    The following table summarizes the components of noninterest income for the past three years:

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2000        1999       1998
                                                        ---------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Disposition of client warrants........................  $ 86,322    $33,003    $ 6,657
Investment gains......................................    37,065      1,056      5,240
Client investment fees................................    35,831      4,529        473
Letter of credit and foreign exchange income..........    18,586     14,027      7,397
Deposit service charges...............................     3,336      2,764      1,730
Other.................................................     8,490      3,476      1,665
                                                        --------    -------    -------
Total noninterest income..............................  $189,630    $58,855    $23,162
                                                        ========    =======    =======

    Noninterest income increased $130.8 million, or 222.2%, in 2000 as compared to 1999. This increase was largely due to a $53.3 million increase in income from the disposition of client warrants, coupled with a $36.0 million increase in investment gains and a $31.3 million increase in client investment fees. Noninterest income increased $35.7 million, or 154.1%, in 1999 as compared to 1998. This increase was largely due to a $26.3 million increase in income from the disposition of client warrants, coupled with a $6.6 million increase in letter of credit fees, foreign exchange fees and other trade finance income and a $4.1 million increase in client investment fees. This increase was partially offset by a decrease of $4.2 million in investment gains.

    Income from the disposition of client warrants totaled $86.3 million, $33.0 million and $6.7 million in 2000, 1999 and 1998, respectively. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of income with any degree of accuracy and it is likely to vary materially from period to period. During the years ended December 31, 2000, 1999 and 1998, a significant portion of the income from the disposition of client warrants was offset by expenses related to our efforts to build an infrastructure sufficient to support present and prospective business activities, and was also offset by increases to the provision for loan losses in those same years.

    We realized $37.1 million in gains on sales of investment securities during 2000, compared to $1.1 and $5.2 million in gains on sales of investment securities during 1999 and 1998, respectively. The 2000 gains primarily related to a gain of $26.2 million realized on the sale of a venture capital fund investment, which completed its initial public offering in 1999. The 1999 gains primarily related to distributions received from venture capital fund investments. The 1998 gains primarily related to sales of U.S. Treasury securities, U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations, with an aggregate book value of $433.3 million. All sales of available-for-sale investment securities were conducted as a normal component of our asset/liability and liquidity management activities.

    Client investment fees totaled $35.8 million in 2000 compared to $4.5 million and $0.5 million in 1999 and 1998, respectively. Prior to June 1999, we only earned client investment fees on off-balance sheet funds that were invested by clients in investment securities such as U.S. Treasuries, U.S. agencies and commercial paper. Off-balance sheet client funds totaled
$1.1 billion at December 31, 1998. Beginning in June 1999, we began offering off-balance sheet private label mutual fund products to clients. We earn fees ranging from 35 to 50 basis points on the average balance in these products. At December 31, 2000, $10.8 billion in client funds were invested off-balance sheet, including $7.1 billion in the mutual fund products. The significant growth in the amount of off-balance sheet client funds was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community during the past year, by growth in the number of clients we serve, and by increased marketing of off-balance sheet private label mutual fund products.

    Letter of credit fees, foreign exchange fees and other trade finance income totaled $18.6 million in 2000, an increase of $4.6 million, or 32.5%, from the $14.0 million total in 1999, and an increase of $11.2 million, or 151.3%, from the $7.4 million total in 1998. This increase reflects our client base growth and a concerted effort by our management to expand the penetration of trade finance-related products and services among our growing client base, a large percentage of which provide products and services in international markets.

    Income related to deposit service charges totaled $3.3 million, $2.8 million and $1.7 million in 2000, 1999 and 1998, respectively. Clients compensate us for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized as deposit service charges income. The increase in deposit service charges income in 2000 was due to growth in our client deposit base.

    Other noninterest income largely consisted of service-based fee income, and totaled $8.5 million in 2000, compared to $3.5 million in 1999 and $1.7 million in 1998, respectively. The increase in 2000, as compared to 1999 and 1998, was primarily due to corporate finance fees of $1.8 million and a higher volume of cash management and loan documentation services related to our growing client base.

    NONINTEREST EXPENSE.

    Noninterest expense in 2000 totaled $198.4 million, a $72.7 million, or 57.9%, increase from 1999. Total noninterest expense was $125.7 million in 1999, up $42.0 million, or 50.2%, from 1998. We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with retention and warrant incentive plans and other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. Our efficiency ratio was 45.7% for 2000, compared to 53.5% and 53.6% in 1999 and 1998, respectively. The following table presents the detail of noninterest expense and the incremental contribution of each expense line item to our efficiency ratio:

                                                      YEARS ENDED DECEMBER 31,
                               -----------------------------------------------------------------------
                                        2000                     1999                    1998
                               ----------------------   ----------------------   ---------------------
                                           PERCENT OF               PERCENT OF              PERCENT OF
                                            ADJUSTED                 ADJUSTED                ADJUSTED
                                AMOUNT      REVENUES     AMOUNT      REVENUES     AMOUNT     REVENUES
                               ---------   ----------   ---------   ----------   --------   ----------
                                                       (DOLLARS IN THOUSANDS)
Compensation and benefits....  $106,385       26.9%     $ 73,794       32.0%     $44,022       27.9%
Professional services........    20,832        5.3        11,766        5.1        9,876        6.3
Furniture and equipment......    11,999        3.0         6,178        2.7        6,667        4.2
Business development and
  travel.....................    11,188        2.8         6,644        2.9        6,025        3.8
Net occupancy................     9,363        2.4         6,689        2.9        5,195        3.3
Postage and supplies.........     3,500        0.9         2,582        1.1        2,225        1.4
Advertising and promotion....     3,445        0.9         2,285        1.0        2,215        1.4
Trust preferred securities
  distributions..............     3,300        0.8         3,300        1.4        2,012        1.3
Telephone....................     2,815        0.7         1,846        0.8        2,157        1.3
Other........................     8,223        2.0         8,205        3.6        4,255        2.7
                               --------       ----      --------       ----      -------       ----
Total, excluding cost of
  other real estate owned....   181,050       45.7%      123,289       53.5%      84,649       53.6%
                                              ====                     ====                    ====
Retention and warrant
  incentive plans............    17,311                    2,102                     210
Cost of other real estate
  owned......................        --                      268                  (1,214)
                               --------                 --------                 -------
Total noninterest expense....  $198,361                 $125,659                 $83,645
                               ========                 ========                 =======

    Compensation and benefits expenses totaled $106.4 million in 2000, a $32.6 million, or 44.2%, increase over the $73.8 million incurred in 1999. This increase was largely the result of an increase in the number of average full-time equivalent personnel (FTE) we employ, combined with an increase in performance-based compensation associated with our incentive bonuses and employee stock ownership plan. Average FTE personnel increased from 645 in 1999 to 830 in 2000. Compensation and benefits expenses totaled $73.8 million in 1999, a $29.8 million, or 67.6%, increase over the $44.0 million incurred in 1998. This increase was largely the result of an increase in the number of average full-time equivalent personnel (FTE) we employ, combined with an increase in performance-based compensation associated with our incentive bonuses and employee stock ownership plan. Average FTE personnel increased from 521 in 1998 to 645 in 1999. The increase in FTE personnel from 1998 through 2000 was primarily due to a combination of our efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in our FTE personnel is likely to occur during future years as a result of the continued expansion of our business activities.

    Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our board of directors, totaled $20.8 million in 2000, a $9.1 million, or 77.1%, increase from the $11.8 million total in 1999. We incurred $9.9 million in professional services expenses in 1998. The increase in professional services expense in 2000, as compared to 1999, primarily related to an increase in consulting fees associated with several business initiatives. Further, the increase in professional services expenses during the past three years reflects the extensive efforts we have undertaken to continue to build and support our infrastructure, as well as evaluate and pursue new business opportunities. It also reflects our efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where we believe we can achieve a combination of cost savings and increased quality of service. The increase in professional services in 1999, as compared to 1998, primarily related to an increase in both consulting fees associated with several business initiatives, including the year 2000 remediation project, and legal fees primarily related to loan consultations and the workout of various commercial credits.

    Retention and warrant incentive plans expense totaled $17.3 million in 2000, $2.1 million in 1999 and $0.2 million 1998. Under the provisions of the retention and warrant incentive plans, employees are compensated with a fixed percentage of gains realized on warrant and certain venture capital fund and direct equity investments. The increase in retention and warrant plans expense was directly related to the increase in warrant, venture capital fund and direct equity investment gains over the comparable 1999 and 1998 periods.

    Occupancy, furniture and equipment expenses totaled $21.4 million in 2000, $12.9 million in 1999 and $11.9 million in 1998. The increase in occupancy, furniture and equipment expenses in 2000, as compared to 1999, was primarily attributable to certain non-recurring costs in connection with the expansion of our existing headquarters facility during the fourth quarter of 2000, the addition of new regional offices, and an increase in recurring expenses associated with our additional office space. The increase in occupancy, furniture and equipment expenses in 1999, as compared to 1998, was primarily the result of our continued geographic expansion to develop and support new markets.

    Business development and travel expenses totaled $11.2 million in 2000, an increase of $4.5 million, or 68.4%, compared to the $6.6 million total in 1999. We incurred $6.0 million in business development and travel expenses in 1998. The increase in business development and travel expenses during each of the last two years was largely attributable to overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets.

    Postage and supplies expenses totaled $3.5 million, $2.6 million and $2.2 million in 2000, 1999 and 1998, respectively. Total telephone expenses were $2.8 million in 2000, $1.9 million in 1999 and $2.2 million in 1998. The increase in postage and supplies expense during each of the past two years and the increase in telephone expense between 1999 and 2000 resulted from overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets. The decrease in telephone expense in 1999, as compared to 1998 relates primarily to our efforts to negotiate lower telecommunications rates.

    Advertising and promotion expenses totaled $3.5 million, $2.3 million and $2.2 million in 2000, 1999 and 1998, respectively. The increase in advertising and promotion expenses during each of the last two years reflects a concerted effort to increase our marketing nationwide.

    Trust preferred securities distributions totaled $3.3 million in 2000 and 1999 and $2.0 million in 1998. These amounts resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.

    Other noninterest expenses totaled $8.2 million in 2000 and 1999 and $4.3 million in 1998, respectively. The increase in other noninterest expenses in 1999 of $4.0 million, as compared to 1998, was primarily due to $2.1 million in charitable contributions made to the Silicon Valley Bank Foundation and increased data processing costs.

    In 1999, we incurred minimal net costs associated with OREO. Additionally, the 1998 OREO net gain of $1.2 million primarily resulted from a $1.3 million gain realized in connection with the sale of an OREO property that consisted of multiple undeveloped lots.

    INCOME TAXES.

    Our effective income tax rate was 40.4% in 2000, compared to 39.5% in 1999 and 41.1% in 1998. The change in our effective income tax rate over the past three years was principally attributable to changes in our multi-state income tax rate.

FINANCIAL CONDITION

    Assets totaled $5.6 billion at December 31, 2000, an increase of $1.0 billion, or 22.4%, compared to $4.6 billion at December 31, 1999.

    FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL.

    Federal funds sold and securities purchased under agreement to resell totaled a combined $1.4 billion at December 31, 2000, an increase of $491.7 million, or 54.8%, compared to the $898.0 million outstanding at the prior year end. This increase was attributable to our investing excess funds, resulting from continued deposit growth during 2000, in these types of short-term liquid investments.

    INVESTMENT SECURITIES.

    The following table details the composition of investment securities, which were classified as available-for-sale and reported at fair value, except for non-marketable venture capital fund investments, other private equity investments and Federal Reserve Bank stock and tax credit funds, which were reported on a cost basis less any identified impairment, at December 31, 2000, 1999 and 1998.

                                                            DECEMBER 31,
                                                ------------------------------------
                                                   2000         1999         1998
                                                ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
Available-for-sale securities:
  U.S. Treasury securities....................  $   25,011   $   29,798   $   41,049
  U.S. agencies and corporations:
    Discount notes and bonds..................   1,027,531      855,570      498,016
    Mortgage-backed securities................     166,409      161,822      125,059
    Collateralized mortgage obligations.......     209,585      221,952      155,149
  Obligations of states and political
    subdivisions..............................     401,047      196,396      515,770
  Commercial paper and other debt
    securities................................      53,900      117,084       48,464
  Money market mutual funds...................     155,254       27,103           --
  Warrant securities..........................       7,033       68,358          670
  Venture capital fund investments............          --       42,750           --
  Other equity investments....................          23        2,356           --
                                                ----------   ----------   ----------
Total available-for-sale securities...........   2,045,793    1,723,189    1,384,177
                                                ----------   ----------   ----------

Non-marketable securities:
  Federal Reserve Bank stock and tax credit
    funds.....................................      15,538       12,336        7,397
  Venture capital fund investments............      30,519        9,811        5,359
  Other private equity investments............      15,740        2,072          569
                                                ----------   ----------   ----------
Total non-marketable securities...............      61,797       24,219       13,325
                                                ----------   ----------   ----------
Total investment securities...................  $2,107,590   $1,747,408   $1,397,502
                                                ==========   ==========   ==========

    Investment securities totaled $2.1 billion at December 31, 2000, an increase of $360.2 million, or 20.6%, over the December 31, 1999 balance of $1.7 billion. This increase resulted from excess funds that were generated by strong growth in our deposits outpacing the growth in loans during 2000, and primarily consisted of U.S. agency securities, obligations of states and political subdivisions, and money market mutual funds. The decrease in commercial paper and other debt securities was primarily due to maturities. The decrease in venture capital fund investments of $22.0 million between 1999 and 2000, was primarily due to the sale of a venture capital fund investment in 2000 which had a fair value of $42.8 million at December 31, 1999. The overall growth in the investment portfolio reflected our actions to increase as well as to further diversify our investment portfolio in response to a continued significant increase in liquidity.

    Based on December 31, 2000 market valuations, we had potential pre-tax warrant gains totaling $6.8 million related to 34 companies. We are restricted from exercising many of these warrants until later in 2001. As of December 31, 2000, we held 1,324 warrants in 1,038 companies, and had made investments in 208 venture capital funds and direct equity investments in 60 companies. Many of these companies are non-public. Thus, for those companies for which a readily determinable market value cannot be obtained, we value those equity instruments at cost less any identified impairment. Additionally, we are typically precluded from using any type of derivative instrument to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies. Furthermore, we may reinvest some or all of the income realized from the disposition of these equity instruments in pursuing our business strategies.

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

    At December 31, 2000, there were no investment securities held by us which were issued by a single party, excluding securities issued by the U.S. Government or by U.S. Government agencies and corporations, and which exceeded 10.0% of our stockholders' equity at year end.

    The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2000. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of certain U.S. agency securities, mortgage-backed securities and collateralized mortgage obligations will generally differ from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Certain obligations of states and political subdivision, which are auction-based, will also have expected remaining maturities that differ from their contractual maturities. Warrant securities, venture capital fund investments, other private equity investments, Federal Reserve Bank stock, and tax credit funds, were included in the table below as maturing after 10 years.

                                                       DECEMBER 31, 2000
                      ------------------------------------------------------------------------------------
                                                                       AFTER ONE           AFTER FIVE
                                                  ONE YEAR              YEAR TO             YEARS TO
                              TOTAL                OR LESS            FIVE YEARS            TEN YEARS
                      ---------------------  -------------------  -------------------  -------------------
                                  WEIGHTED-            WEIGHTED-            WEIGHTED-            WEIGHTED-
                       CARRYING    AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE   CARRYING   AVERAGE
                        VALUE       YIELD     VALUE      YIELD     VALUE      YIELD     VALUE      YIELD
                      ----------  ---------  --------  ---------  --------  ---------  --------  ---------
                                                     (DOLLARS IN THOUSANDS)
U.S. Treasury
  securities........  $   25,011    5.64%    $ 25,011    5.64%          --      --           --      --
U.S. agencies and
  corporations:
Discount notes and
  bonds.............   1,027,531    5.99      224,299    5.58     $803,232    6.10%          --      --
Mortgage-backed
  securities........     166,409    6.37           --      --           --      --     $  4,040    6.06%
Collateralized
  mortgage
  obligations.......     209,585    6.40           --      --        7,548    6.26       22,811    6.41
Obligations of
  states and
  political
  subdivisions......     401,047    6.68        9,617    6.67       47,904    6.54      106,776    6.75
Commercial paper and
  other debt
  securities........      53,900    6.94       53,900    6.94           --      --           --      --
Money market mutual
  funds.............     155,254    6.34      155,254    6.34           --      --           --      --
Warrant
  securities........       7,033      --           --      --           --      --           --      --
Venture capital fund
  investments.......      30,519      --           --      --           --      --           --      --
Other private equity
  investments.......      15,763      --           --      --           --      --           --      --
Federal Reserve Bank
  stock and tax
  credit funds......      15,538      --           --      --           --      --           --      --
                      ----------    ----     --------    ----     --------    ----     --------    ----
Total...............  $2,107,590    6.25%    $468,081    6.02%    $858,684    6.13%    $133,627    6.67%
                      ==========    ====     ========    ====     ========    ====     ========    ====

                       DECEMBER 31, 2000
                      -------------------

                             AFTER
                           TEN YEARS
                      -------------------
                                WEIGHTED-
                      CARRYING   AVERAGE
                       VALUE      YIELD
                      --------  ---------
                      (DOLLARS IN THOUSANDS)
U.S. Treasury
  securities........        --      --
U.S. agencies and
  corporations:
Discount notes and
  bonds.............        --      --
Mortgage-backed
  securities........  $162,369    6.38%
Collateralized
  mortgage
  obligations.......   179,226    6.41
Obligations of
  states and
  political
  subdivisions......   236,750    6.68
Commercial paper and
  other debt
  securities........        --      --
Money market mutual
  funds.............        --      --
Warrant
  securities........     7,033      --
Venture capital fund
  investments.......    30,519      --
Other private equity
  investments.......    15,763      --
Federal Reserve Bank
  stock and tax
  credit funds......    15,538      --
                      --------    ----
Total...............  $647,198    6.51%
                      ========    ====

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

    LOANS.

    The composition of the loan portfolio, net of unearned income, for each of the past five years is as follows:

                                                DECEMBER 31, 2000
                          -------------------------------------------------------------
                             2000         1999         1998         1997        1996
                          ----------   ----------   ----------   ----------   ---------
                                              (DOLLARS IN THOUSANDS)
Commercial..............  $1,531,468   $1,414,728   $1,429,980   $1,051,218   $755,699
Real estate
  construction..........      62,253       76,209       74,023       53,583     27,540
Real estate term........      38,380       67,738       60,841       33,395     44,475
Consumer and other......      84,448       64,330       47,077       36,449     35,778
                          ----------   ----------   ----------   ----------   --------
Total loans.............  $1,716,549   $1,623,005   $1,611,921   $1,174,645   $863,492
                          ==========   ==========   ==========   ==========   ========

    Average loans decreased $11.5 million, or 0.7%, in 2000 as compared to 1999, resulting in a $1.2 million unfavorable volume variance. While we have continued to increase the number of client lending relationships in most of our technology and life sciences niche practices, as well as in specialized lending products, growth in our loan portfolio has been impacted by several different factors. First, many of our clients, primarily in the technology and life sciences niche, have received significant cash inflows from the capital markets and venture capital community during the early part of 2000. This increase in the amount of equity raised by our clients has mitigated their need for debt from us. Second, beginning in 1999, we began an initiative to create more granularity in our loan portfolio, and as a result, have reduced the average loan balance outstanding from approximately $0.8 million in 1999 to approximately $0.5 million at the end of 2000. We believe this granularity initiative is essentially complete as of 2000 year end. Lastly, we exited several "non-core" lending niches in 2000, such as entertainment and healthcare services, reducing loan outstandings over $100.0 million by exiting these niches. This initiative is also essentially complete as of 2000 year end. As a result of the current slow-down in the capital markets and venture capital funding, as well as the completion of our granularity initiative and exit of several non-core niches, we expect average loan growth during 2001 of approximately 10% or more.

    The following table sets forth the remaining contractual maturity distribution of our loans (reported on a gross basis) at December 31, 2000 for fixed and variable rate loans:

                                                        DECEMBER 31, 2000
                                       ----------------------------------------------------
                                                   AFTER ONE YEAR
                                       ONE YEAR     AND THROUGH       AFTER
                                        OR LESS      FIVE YEARS     FIVE YEARS     TOTAL
                                       ---------   --------------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS)
Fixed rate loans:
Commercial...........................  $ 21,617       $296,179        $44,204    $  362,000
Real estate construction.............        87          3,362          3,543         6,992
Real estate term.....................     1,314          1,530         10,519        13,363
Consumer and other...................       334          4,266            500         5,100
                                       --------       --------        -------    ----------
Total fixed rate loans...............  $ 23,352       $305,337        $58,766    $  387,455
                                       ========       ========        =======    ==========
Variable rate loans:
Commercial...........................  $725,692       $395,739        $55,781    $1,177,212
Real estate construction.............    50,171          1,525          3,942        55,638
Real estate term.....................    13,381          9,488          2,385        25,254
Consumer and other...................    48,543          3,323         27,524        79,390
                                       --------       --------        -------    ----------
Total variable rate loans............  $837,787       $410,075        $89,632    $1,337,494
                                       ========       ========        =======    ==========

    Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

    A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging growth and middle-market companies in a variety of industries. As of December 31, 2000, no single industry sector (as identified by Standard Industrial Codes) represented more than 10.0% of our loan portfolio.

    LOAN ADMINISTRATION.

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

    CREDIT QUALITY AND THE ALLOWANCE FOR LOAN LOSSES.

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

    An analysis of the allowance for loan losses for the past five years is as follows:

                                                          DECEMBER 31,
                                      ----------------------------------------------------
                                        2000       1999       1998       1997       1996
                                      --------   --------   --------   --------   --------
                                                     (DOLLARS IN THOUSANDS)
Balance at January 1,...............  $71,800    $46,000    $37,700    $32,700    $29,700
Charge-offs:
  Commercial........................  (63,177)   (34,312)   (31,123)    (9,236)    (9,056)
  Real estate.......................       --         --         --         --       (634)
  Consumer and other................     (203)      (196)        --         --        (38)
                                      -------    -------    -------    -------    -------
  Total charge-offs.................  (63,380)   (34,508)   (31,123)    (9,236)    (9,728)
                                      -------    -------    -------    -------    -------
Recoveries:
  Commercial........................   10,507      7,849      1,897      3,170      2,050
  Real estate.......................       47         34        366        986        217
  Consumer and other................      224         18          1         13         35
                                      -------    -------    -------    -------    -------
Total recoveries....................   10,778      7,901      2,264      4,169      2,302
                                      -------    -------    -------    -------    -------
Net charge-offs.....................  (52,602)   (26,607)   (28,859)    (5,067)    (7,426)
Provision for loan losses...........   54,602     52,407     37,159     10,067     10,426
                                      -------    -------    -------    -------    -------
Balance at December 31,.............  $73,800    $71,800    $46,000    $37,700    $32,700
                                      =======    =======    =======    =======    =======
Net charge-offs to average
  total loans.......................      3.3%       1.7%       2.2%       0.5%       1.0%
                                      =======    =======    =======    =======    =======

    The following table displays the allocation of the allowance for loan losses among specific classes of loans:

                                                                DECEMBER 31,
                                 --------------------------------------------------------------------------
                                        2000                  1999                  1998             1997
                                 -------------------   -------------------   -------------------   --------
                                            PERCENT               PERCENT               PERCENT
                                            OF TOTAL              OF TOTAL              OF TOTAL
                                  AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT
                                 --------   --------   --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Commercial.....................  $54,300      92.7%    $49,985      95.5%    $28,417      95.8%    $30,394
Real estate term...............      806       1.4         795       1.5         438       1.4         426
Real estate construction.......    1,141       1.9         792       1.5         374       1.3         274
Consumer and other.............    2,350       4.0         757       1.5         434       1.5         386
Unallocated....................   15,203       N/A      19,471       N/A      16,337       N/A       6,220
                                 -------     -----     -------     -----     -------     -----     -------
Total..........................  $73,800     100.0%    $71,800     100.0%    $46,000     100.0%    $37,700
                                 =======     =====     =======     =====     =======     =====     =======

                                          DECEMBER 31,
                                 ------------------------------
                                   1997            1996
                                 --------   -------------------
                                 PERCENT               PERCENT
                                 OF TOTAL              OF TOTAL
                                  LOANS      AMOUNT     LOANS
                                 --------   --------   --------
                                     (DOLLARS IN THOUSANDS)
Commercial.....................    89.5%    $18,716      87.5%
Real estate term...............     2.8         873       5.2
Real estate construction.......     4.6         140       3.2
Consumer and other.............     3.1         615       4.1
Unallocated....................     N/A      12,356       N/A
                                  -----     -------     -----
Total..........................   100.0%    $32,700     100.0%
                                  =====     =======     =====

    The allowance for loan losses totaled $73.8 million at December 31, 2000, an increase of $2.0 million, or 2.8%, compared to $71.8 million at December 31, 1999. This increase was due to $54.6 million in additional provisions to the allowance for loan losses, offset by net charge-offs of $52.6 million during 2000. The 2000 net charge-off amount was composed of $63.4 million in gross charge-offs and $10.8 million in gross recoveries. The 2000 gross charge-offs included three entertainment credits totaling $23.1 million and two commercial credits totaling $12.0 million in our healthcare services niche. Of the total 2000 gross charge-offs, $13.4 million were classified as nonperforming loans at the end of 1999.

    The unallocated component of the allowance for loan losses as of December 31, 2000 decreased $4.3 million from the prior year end. The decrease in the unallocated reserve reflects our decision to increase macro allocations due to the economic uncertainty surrounding many of our markets in 2001.

    Gross charge-offs in 1999 included a $7.4 million commercial credit in our financial services (non-technology) niche and a $5.7 million commercial credit in our computers and peripherals niche. Of the total 1999 gross charge-offs, $6.0 million were classified as nonperforming loans at the end of 1998.

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

    We have continued to evaluate both U.S. and international economic events during 2000 and the forecasts for the U.S. economy for 2001 in an effort to monitor the markets we serve. The outlook for the U.S. economy in 2001 is uncertain, although no significant current or forecasted negative impact has been identified with respect to our loan growth, credit quality, overall financial condition, and results of operations. We believe our allowance for loan losses is adequate as of December 31, 2000. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

    Nonperforming assets consist of loans that are past due 90 days or more which are still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses. During 2000, 1999 and 1998, our nonaccrual loans represented all impaired loans. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

                                                             DECEMBER 31,
                                         ----------------------------------------------------
                                           2000       1999       1998       1997       1996
                                         --------   --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Nonperforming assets:
Loans past due 90 days or more.........  $    98    $   911    $   441    $ 1,016    $ 8,556
Nonaccrual loans.......................   18,287     27,552     19,444     24,476     14,581
                                         -------    -------    -------    -------    -------
Total nonperforming loans..............   18,385     28,463     19,885     25,492     23,137
OREO and other foreclosed assets.......       --         --      1,800      1,858      1,948
                                         -------    -------    -------    -------    -------
  Total nonperforming assets...........  $18,385    $28,463    $21,685    $27,350    $25,085
                                         =======    =======    =======    =======    =======
Nonperforming loans as a percent of
  total loans..........................      1.1%       1.7%       1.2%       2.2%       2.7%
Nonperforming assets as a percent of
  total assets.........................      0.3%       0.6%       0.6%       1.0%       1.3%
Allowance for loan losses..............  $73,800    $71,800    $46,000    $37,700    $32,700
  As a percent of total loans..........      4.3%       4.4%       2.8%       3.2%       3.8%
  As a percent of nonaccrual loans.....    403.6%     260.6%     236.6%     154.0%     224.3%
  As a percent of nonperforming
    loans..............................    401.4%     252.3%     231.3%     147.9%     141.3%

    The detailed composition of nonaccrual loans is presented in the following table. There were no real estate construction or real estate term loans on nonaccrual status at December 31, 2000 and 1999.

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Commercial..................................................  $18,003       $27,358
Consumer and other..........................................      284           194
                                                              -------       -------
Total nonaccrual loans......................................  $18,287       $27,552
                                                              =======       =======

    Nonperforming loans totaled $18.4 million at December 31, 2000, a decrease of $10.1 million, or 35.4%, from the $28.5 million total at December 31, 1999. Of the total nonperforming loans at year-end 1999, $13.4 million were charged off, $1.1 million remained on nonperforming status and $14.0 million were repaid during 2000. Additionally, $17.3 million in loans were placed on nonperforming status during 2000 and still classified as nonperforming loans at the end of 2000.

    Nonperforming loans at the end of 2000 included one commercial credit totaling $6.8 million in our healthcare services (non-technology) niche. This credit has been classified as nonperforming since the first quarter of 2000. Our management believes this credit is adequately secured with collateral and reserves, and that any future charge-offs associated with this loan will not have a material impact on our future net income.

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

    In addition to the loans disclosed in the foregoing analysis, we have identified three loans with principal amounts aggregating approximately $8.8 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

    We held no OREO or other foreclosed assets at December 31, 2000 and 1999. OREO or other foreclosed assets totaled a combined $1.8 million at December 31, 1998. The OREO and other foreclosed assets balance at December 31, 1998 consisted of one OREO property and one other asset, which was acquired through foreclosure, both of which were sold during 1999. The OREO property consisted of multiple undeveloped lots and was acquired by us prior to June 1993. The one other asset acquired through foreclosure, which totaled $1.1 million at December 31, 1998, consisted of a favorable leasehold right under a master lease which we acquired upon foreclosure of a loan during 1997.

DEPOSITS.

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

                                                 DECEMBER 31,
                        --------------------------------------------------------------
                           2000         1999         1998         1997         1996
                        ----------   ----------   ----------   ----------   ----------
                                            (DOLLARS IN THOUSANDS)
Noninterest-bearing
  demand..............  $2,448,758   $1,928,100   $  921,790   $  788,442   $  599,257
NOW...................      57,857       43,643       19,978       21,348        8,443
Regular money market..     354,939      363,920      350,110      351,921      326,661
Bonus money market....   1,164,624    1,481,457    1,835,249    1,146,075      754,730
Time..................     836,081      292,285      142,626      124,621       85,213
                        ----------   ----------   ----------   ----------   ----------
Total deposits........  $4,862,259   $4,109,405   $3,269,753   $2,432,407   $1,774,304
                        ==========   ==========   ==========   ==========   ==========

    Total deposits were $4.9 billion at December 31, 2000, an increase of $752.9 million, or 18.3%, from the prior year-end total of $4.1 billion. A significant portion of the increase in deposits during 2000 was concentrated in our noninterest-bearing demand deposits, which increased $520.7 million, or 27.0%, from the prior year end. This increase was explained by high levels of client liquidity attributable to a strong inflow of investment capital into the venture capital community and the equity markets, and by growth in the number of clients served by us during 2000. Time deposits also increased $543.8 million, primarily due to clients having to cash secure letters of credit that we have issued on their behalf to third parties.

    Client deposits in our bonus money market product totaled $1.2 billion at December 31, 2000, a $316.8 million, or 21.4%, decrease from the $1.5 billion prior year-end balance. Despite the high levels of client liquidity, our money market deposits at December 31, 2000 decreased

$325.8 million from the prior year end. The decrease in money market deposits was the result of our lowering bonus money market deposit rates during 1999 and marketing higher-yielding off-balance sheet private label mutual fund products to clients. We did this to lower our total deposits and total assets, thereby increasing our Tier 1 leverage ratio.

    The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $773.5 million and $258.1 million at December 31, 2000 and 1999, respectively. At December 31, 2000, substantially all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

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

    We manage interest rate risk principally through strategies involving our investment securities portfolio, including adjusting both the maturity structure of the portfolio and the amount of interest rate sensitive securities. Our policies permit the limited use of off-balance sheet derivative instruments in managing interest rate risk.

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

    The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to reprice within a specific time period and the amount of funding sources anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of funding sources repricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. The gap analysis as of December 31, 2000 indicates that the cumulative one-year gap as a percentage of interest-earning assets was a positive 21.1%.

    The following table illustrates our interest rate sensitivity gap positions at December 31, 2000.

                    INTEREST RATE SENSITIVITY ANALYSIS AS OF
                               DECEMBER 31, 2000

                                ASSETS AND LIABILITIES WHICH MATURE OR REPRICE
                       ----------------------------------------------------------------
                                                     AFTER        AFTER        AFTER
                                        1 DAY       1 MONTH      3 MONTHS     6 MONTHS
                                          TO           TO           TO           TO
                       IMMEDIATELY     1 MONTH      3 MONTHS     6 MONTHS      1 YEAR
                       ------------   ----------   ----------   ----------   ----------
                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING
  ASSETS:
Federal funds sold
  and securities
  purchased under
  agreement to resell
  (1)................           --    $1,389,734           --           --           --
                        ----------    ----------   ----------   ----------   ----------
Investment
  securities:
  U.S. Treasury and
    agencies
    obligations
    (2)..............           --            --   $   69,742   $   84,597   $   94,596
  Collateralized
    mortgage
    obligations and
    mortgage-backed
    securities (2)...           --         1,531        3,090        4,708        9,676
  Obligations of
    states and
    political
    subdivisions.....           --       237,294          487        5,523        3,609
  Commercial paper
    and other debt
    securities.......           --        53,900           --           --           --
  Other equity
    securities (3)...           --       155,254           --           --           --
                        ----------    ----------   ----------   ----------   ----------
Total investment
  securities.........           --       447,979       73,319       94,828      107,881
                        ----------    ----------   ----------   ----------   ----------
Loans (4), (5).......   $1,232,121        27,585       50,257       25,845       51,383
                        ----------    ----------   ----------   ----------   ----------
Total
  interest-earning
  assets.............   $1,232,121    $1,865,298   $  123,576   $  120,673   $  159,264
                        ==========    ==========   ==========   ==========   ==========
FUNDING SOURCES:
  Money market and
    NOW deposits.....           --    $1,577,420           --           --           --
  Time deposits......           --        49,022   $  533,672   $   71,981   $  170,579
                        ----------    ----------   ----------   ----------   ----------
Total
  interest-bearing
  deposits...........           --     1,626,442      533,672       71,981      170,579
Trust preferred
  securities.........           --            --           --           --           --
Portion of
  noninterest-bearing
  funding sources....           --            --           --           --           --
                        ----------    ----------   ----------   ----------   ----------
Total funding
  sources............           --    $1,626,442   $  533,672   $   71,981   $  170,579
                        ==========    ==========   ==========   ==========   ==========
GAP..................   $1,232,121    $  238,856   $ (410,096)  $   48,692   $  (11,315)
Cumulative Gap.......   $1,232,121    $1,470,977   $1,060,881   $1,109,573   $1,098,258

                        ASSETS AND LIABILITIES WHICH MATURE OR REPRICE
                       -------------------------------------------------
                         AFTER
                         1 YEAR
                           TO        AFTER 5        NOT
                        5 YEARS       YEARS        STATED       TOTAL
                       ----------   ----------   ----------   ----------
                                    (DOLLARS IN THOUSANDS)
INTEREST-EARNING
  ASSETS:
Federal funds sold
  and securities
  purchased under
  agreement to resell
  (1)................          --           --           --   $1,389,734
                       ----------   ----------   ----------   ----------
Investment
  securities:
  U.S. Treasury and
    agencies
    obligations
    (2)..............  $  803,607           --           --    1,052,542
  Collateralized
    mortgage
    obligations and
    mortgage-backed
    securities (2)...      83,599   $  273,390           --      375,994
  Obligations of
    states and
    political
    subdivisions.....      48,000      106,134           --      401,047
  Commercial paper
    and other debt
    securities.......          --           --           --       53,900
  Other equity
    securities (3)...          --           --   $   68,853      224,107
                       ----------   ----------   ----------   ----------
Total investment
  securities.........     935,206      379,524       68,853    2,107,590
                       ----------   ----------   ----------   ----------
Loans (4), (5).......     264,459       17,078       47,821    1,716,549
                       ----------   ----------   ----------   ----------
Total
  interest-earning
  assets.............  $1,199,665   $  396,602   $  116,674   $5,213,873
                       ==========   ==========   ==========   ==========
FUNDING SOURCES:
  Money market and
    NOW deposits.....          --           --           --   $1,577,420
  Time deposits......  $   10,827           --           --      836,081
                       ----------   ----------   ----------   ----------
Total
  interest-bearing
  deposits...........      10,827           --           --    2,413,501
Trust preferred
  securities.........          --   $   38,589           --       38,589
Portion of
  noninterest-bearing
  funding sources....          --           --    2,761,783    2,761,783
                       ----------   ----------   ----------   ----------
Total funding
  sources............  $   10,827   $   38,589   $2,761,783   $5,213,873
                       ==========   ==========   ==========   ==========
GAP..................  $1,188,838   $  358,013   $2,642,109           --
Cumulative Gap.......  $2,287,096   $2,645,109           --           --

----------------------------------

(1) Includes interest-bearing deposits in other financial institutions of $549 as of December 31, 2000.

(2) Principal cash flows are based on estimated principal payments as of December 31, 2000.

(3) Not stated column consists of investments in equity securities, tax credit funds, venture capital funds, and Federal Reserve Bank stock as of December 31, 2000.

(4) Not stated column consists of nonaccrual loans of $18,287 and overdrafts of $37,934, offset by unearned income of $8,400 as of December 31, 2000.

(5) Maturity/repricing columns for fixed rate loans are based upon the amount and timing of related principal payments as of December 31, 2000.

    One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as our market value of portfolio equity (MVPE). This analysis assesses the changes in market values of interest rate sensitive financial instruments, which would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, and the resulting effect on our MVPE. Policy guidelines establish maximum variances in our MVPE of 20.0% and 30.0% in the event of an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively. At December 31, 2000, our MVPE exposure related to the aforementioned changes in market interest rates was within policy guidelines.

    The following table presents our MVPE exposure at December 31, 2000 and December 31, 1999 related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

                                                      ESTIMATED INCREASE/
                                                       (DECREASE) IN MVPE
  CHANGE IN INTEREST             ESTIMATED           ----------------------
 RATES (BASIS POINTS)              MVPE               AMOUNT       PERCENT
----------------------           ---------           --------      --------
(DOLLARS IN THOUSANDS)
December 31, 2000:
        +200                     $946,674            $  3,112         0.3%
        +100                      942,950                (612)       (0.1)
         --                       943,562
        (100)                     947,086               3,524         0.4
        (200)                     952,820               9,258         1.0

December 31, 1999:
        +200                     $736,488            $ (8,426)       (1.1)%
        +100                      738,983              (5,931)       (0.8)
         --                       744,914                  --          --
        (100)                     744,983                  69          --
        (200)                     725,329             (19,585)       (2.6)

    The preceding table indicates that at December 31, 2000, in the event of an instantaneous and sustained increase or decrease in market interest rates, our MVPE would be expected to increase slightly or remain unchanged.

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

    The simulation model also provides the ALCO with the ability to simulate our net interest income using an interest rate forecast (simple simulation). In order to measure, as of December 31, 2000, the sensitivity of our forecasted net interest income to changing interest rates, utilizing the simple simulation methodology, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, as applicable, by 200 basis points in 12 equal increments over a one-year period.

    Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income sensitivity exceeding 20.0%. Simulations as of December 31, 2000 indicated that we were well within these policy guidelines.

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

    LIQUIDITY.

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

    Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At December 31, 2000, our ratio of liquid assets to total deposits was 65.2%. This ratio is well in excess of our minimum policy guideline and is higher than the comparable ratio of 55.7% as of December 31, 1999. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in our liquidity management activities. As of December 31, 2000 and 1999, we were in compliance with all of these policy measures.

    In analyzing our liquidity during 2000, reference is made to our consolidated statement of cash flows for the year ended December 31, 2000 (see "Item 8. Consolidated Financial Statements and Supplementary Data"). The statement of cash flows includes separate categories for operating, investing and financing activities. Operating activities included net income of $159.1 million for 2000, which was adjusted for certain non-cash items including the provision for loan losses, depreciation, deferred tax assets, and an assortment of other miscellaneous items. Investing activities consisted primarily of both proceeds from and purchases of investment securities, which resulted in a net cash outflow of $296.5 million, and the net change in total loans resulting from loan originations and principal collections, which resulted in a net cash outflow of $156.8 million in 2000. Financing activities reflected the net change in our total deposits, which increased $752.9 million during 2000, and net cash proceeds received during the year from the issuance of common stock totaling $115.6 million. In total, the transactions noted above resulted in a net cash inflow of $415.2 million for 2000 and total cash and cash equivalents, as defined in our consolidated statement of cash flows, of $1.7 billion at December 31, 2000.

CAPITAL RESOURCES

    Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of trust preferred securities and common stock, as well as retained earnings.

    In 1998 we issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. The securities had an offering price (liquidation amount) of $25 per security and distributions at a fixed rate of 8.25% are paid quarterly. The securities have a maximum maturity of 30 years and qualify as Tier 1 capital under the capital guidelines of the Federal Reserve Board. We received proceeds of $38.5 million related to the sale of these securities, net of underwriting commissions and other offering expenses. The trust preferred securities are presented as a separate line item in the consolidated balance sheet under the caption "Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures." For additional related discussion, see "Item 8. Consolidated Financial Statements and Supplementary Data--Note 9 to the Consolidated Financial Statements--Trust Preferred Securities."

    In December 1999, we issued 2.8 million shares of common stock at $21.00 per share. In January 2000, we issued an additional 0.4 million shares at $21.00 per share in relation to the exercise of an over-allotment option by the underwriters for that offering. Proceeds from the sale of these securities in December 1999 and January 2000 totaled $63.3 million, net of underwriting commissions and other offering expenses. In August 2000, we issued an additional
2.3 million shares of common stock at $42.19 per share. We received proceeds of $91.0 million related to the sale of these securities, net of underwriting commissions and other offering expenses.

    Stockholders' equity totaled $614.1 million at December 31, 2000, an increase of $245.3 million, or 66.5%, from the $368.9 million balance at December 31, 1999. This increase was primarily due to 2000 net income of $159.1 million, net proceeds from the issuance of common stock of $115.6 million, offset by a decrease in after-tax net unrealized gains on available-for-sale securities of $39.1 million. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of December 31, 2000.

    The table below presents the relationship between the following significant financial ratios:

                                                                   YEARS ENDED DECEMBER
                                                                           31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Return on average assets....................................     3.1%       1.3%       1.0%
        DIVIDED BY
Average equity as a percentage of average assets............     9.2%       6.0%       6.6%
        EQUALS
Return on average equity....................................    33.3%      21.9%      14.5%
        TIMES
Earnings retained...........................................   100.0%     100.0%     100.0%
        EQUALS
Internal capital growth.....................................    33.3%      21.9%      14.5%

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

    Both Silicon's and Silicon Valley Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of December 31, 2000, 1999, and 1998. Capital ratios for Silicon and Silicon Valley Bank are set forth below:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Silicon Valley Bancshares:
Total risk-based capital ratio..............................    18.5%      15.5%      11.5%
Tier 1 risk-based capital ratio.............................    17.2%      14.3%      10.3%
Tier 1 leverage ratio.......................................    12.6%       8.8%       7.6%

Silicon Valley Bank:
Total risk-based capital ratio..............................    13.8%      14.0%      10.2%
Tier 1 risk-based capital ratio.............................    12.5%      12.7%       9.0%
Tier 1 leverage ratio.......................................     9.1%       7.9%       6.6%

    The increase in our total risk-based capital ratio and the Tier 1 risk-based capital ratio at the end of 2000 from the prior year end was primarily attributable to an increase in Tier 1 capital. This increase was due to both the issuance of common stock during 2000, which generated net proceeds of $115.6 million, and internally generated capital, primarily net income of $159.1 million. The Tier 1 leverage ratio also improved as of December 31, 2000 when compared to December 31, 1999, as an increase in Tier 1 capital was partially offset by an increase in quarterly average total assets. Quarterly average total assets increased due to the strong growth in deposits during 2000.

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

    - $18.4 million, or 1.1% of total loans, at December 31, 2000

    - $28.5 million, or 1.7% of total loans, at December 31, 1999

    - $47.4 million, or 3.0% of total loans, at June 30, 1999

    - $51.7 million, or 3.2% of total loans, at March 31, 1999

    - $19.9 million, or 1.2% of total loans, at December 31, 1998

    - $25.5 million, or 2.2% of total loans, at December 31, 1997

    Changes in our level of nonperforming loans may require us to make material provisions for loan losses in any period, which could reduce our net income or cause net losses in that period. For example, our provision for loan losses was $8.3 million for the three months ended December 31, 2000 and $54.6 million for the year ended December 31, 2000, as compared to $12.1 million and $52.4 million, respectively, for the comparable 1999 periods.

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

    Among the factors that could affect the amount of capital available to start-up and emerging growth companies is the receptivity of the capital markets to initial public offerings or mergers and acquisitions of companies within our technology and life sciences niche, the availability and return on alternative investments and general economic conditions in the technology and life sciences industries. Recently, the stock prices of many technology companies have declined significantly, and the capital markets have been less receptive to initial public offerings. These reduced capital markets valuations could reduce the amount of capital available to start-up and emerging growth companies, including companies within our technology and life sciences niche.

WE ARE SUBJECT TO EXTENSIVE REGULATION THAT COULD LIMIT OR RESTRICT OUR ACTIVITIES AND IMPOSE FINANCIAL REQUIREMENTS OR LIMITATIONS ON THE CONDUCT OF OUR BUSINESS.

    Silicon and Silicon Valley Bank are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders or security holders. Federal laws and regulations limit the activities in which Silicon may engage as a bank or financial holding company. In addition, both Silicon and Silicon Valley Bank are required to maintain certain minimum levels of capital. Federal and state banking regulators possess broad powers to take supervisory action as they deem appropriate with respect to Silicon Valley Bank and Silicon. Supervisory actions can result in higher capital requirements, higher insurance premiums and limitations on the activities of Silicon or Silicon Valley Bank which could have a material adverse effect on our business and profitability.

ANY EXISTING UNREALIZED WARRANT, VENTURE CAPITAL FUND, AND DIRECT EQUITY INVESTMENT PORTFOLIO GAINS MAY NEVER BE REALIZED.

    We have historically obtained rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities. We also have made investments in venture capital funds as well as direct equity investments in companies from time to time. Many of the companies in our portfolio are non-public. We may not be able to realize gains from warrants in future periods, or our realized gains may be materially less than the current level of unrealized gains disclosed in this filing, due to changes in investor demand for initial public offerings and fluctuations in the market prices of the underlying common stock of these companies. In addition, our investments in venture capital funds and direct equity investments could lose value or become worthless which would reduce our net income or could cause a net loss in any period. The timing and amount of income, if any, from the disposition of client warrants and venture capital fund and direct equity investments typically depend upon factors beyond our control, including the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. Therefore, we cannot predict future gains with any degree of accuracy and any gains are likely to vary materially from period to period. In addition, a significant portion of the income we realize from the disposition of client warrants and venture capital fund and direct equity investments may be offset by expenses related to our efforts to build an infrastructure sufficient to support our present and future business activities, as well as by expenses incurred in evaluating and pursuing new business opportunities, or by increases to our provision for loan losses.

PUBLIC OFFERINGS AND MERGERS AND ACQUISITIONS INVOLVING OUR CLIENTS CAN CAUSE LOANS TO BE PAID OFF EARLY, WHICH COULD ADVERSELY AFFECT OUR BUSINESS AND PROFITABILITY. WE ONLY EXPERIENCED LOAN GROWTH OF 5.8% IN 2000, PRIMARILY AS A RESULT OF THIS PHENOMENON.

    While an active market for public equity offerings and mergers and acquisitions generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering or are acquired or merge with another company. Any significant reduction in our outstanding loans could have a material adverse effect on our business and profitability. Our total loans, net of unearned income, at December 31, 2000, were $1.7 billion, an increase of $93.5 million from the prior year end. While we continue to generate new loans in most of our technology and life sciences and special industry niche practices, as well as in specialized lending products, many of our clients, primarily in the technology and life sciences niche practice, have received significant cash inflows from the capital markets and venture capital community. Consequently, we have experienced higher than normal loan paydowns and payoffs, which impeded average loan growth during 2000.

OUR CURRENT LEVEL OF INTEREST RATE SPREAD MAY DECLINE IN THE FUTURE. ANY MATERIAL REDUCTION IN OUR INTEREST SPREAD COULD HAVE A MATERIAL IMPACT ON OUR BUSINESS AND PROFITABILITY.

    A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates we receive on interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio. Interest rates are highly sensitive to many factors that are beyond our control, such as inflation, recession, global economic disruptions, and unemployment. In late 1999 and early 2000, we reduced the interest rates which we pay on deposits, despite a generally increasing trend in domestic interest rates, and our rates are now lower than those of some of our competitors. We reduced our rates as part of our balance sheet management efforts. In late 2000, our average deposits declined slightly, from $4.8 billion at September 30, 2000 to $4.7 billion at December 31, 2000, as a result of slowing venture capital inflows into our clients. In the future, we may be required to increase our deposit rates to attract deposits. Any material decline would have a material adverse effect on our business and profitability. Further, we expect our interest rate spread to decrease in 2001 as a result of an expected decrease in short-term market interest rates, as well as our prime rate.

ADVERSE CHANGES IN DOMESTIC OR GLOBAL ECONOMIC CONDITIONS, ESPECIALLY IN THE TECHNOLOGY SECTOR, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, GROWTH AND PROFITABILITY.

    If conditions worsen in the domestic or global economy, especially in the technology sector, our business, growth and profitability are likely to be materially adversely affected. Our technology clients would be harmed by any global economic slowdown, as their businesses are often dependent upon international suppliers and international sales. They would also be harmed if the U.S. economy were to decline, as many of their sales generally are made domestically. They may be particularly sensitive to any disruption in the growth of the technology sector of the U.S. economy. To the extent that our clients' underlying business is harmed, they are more likely to default on their loans.

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

THE PRICE OF OUR COMMON STOCK MAY DECREASE RAPIDLY AND SIGNIFICANTLY.

    The market price of our common stock could decrease in price rapidly and significantly at any time. The market price of our common stock has fluctuated in recent years. Since January 1, 1999, the market price of our common stock has ranged from a low of $8.41 per share to a high of $64.06 per share. Fluctuations may occur, among other reasons, in response to:

    - our operating results;

    - the perceived value of our warrants, venture capital investments and direct equity investments;

    - trends in our nonperforming assets or the nonperforming assets of other banks;

    - announcements by our competitors;

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

LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, GROWTH AND PROFITABILITY.

    Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against Silicon and/or Silicon Valley Bank. Based upon information available to us, our review of such claims to date and consultation with our legal counsel, we believe the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position or results of operations. However, future legal claims could have a material adverse effect on our business and profitability.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

                                     [LOGO]

The Board of Directors and Stockholders
Silicon Valley Bancshares:

    We have audited the accompanying consolidated balance sheets of Silicon Valley Bancshares and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon Valley Bancshares and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

San Francisco, California
January 17, 2001

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                             -----------------------
                                                                2000         1999
                                                             ----------   ----------
                                                             (DOLLARS IN THOUSANDS,
                                                                EXCEPT PAR VALUE)
                                       ASSETS
Cash and due from banks....................................  $  332,632   $  278,061
Federal funds sold and securities purchased under agreement
  to resell................................................   1,389,734      898,041
Investment securities......................................   2,107,590    1,747,408
Loans, net of unearned income..............................   1,716,549    1,623,005
Allowance for loan losses..................................     (73,800)     (71,800)
                                                             ----------   ----------
Net loans..................................................   1,642,749    1,551,205
Premises and equipment.....................................      18,493       10,742
Accrued interest receivable and other assets...............     135,577      110,941
                                                             ----------   ----------
Total assets...............................................  $5,626,775   $4,596,398
                                                             ==========   ==========
              LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest-bearing demand...............................  $2,448,758   $1,928,100
  NOW......................................................      57,857       43,643
  Money market.............................................   1,519,563    1,845,377
  Time.....................................................     836,081      292,285
                                                             ----------   ----------
Total deposits.............................................   4,862,259    4,109,405
Other liabilities..........................................      81,138       79,606
                                                             ----------   ----------
Total liabilities..........................................   4,943,397    4,189,011
                                                             ----------   ----------
Company obligated mandatorily redeemable trust preferred
  securities of subsidiary trust holding solely junior
  subordinated debentures (trust preferred securities).....      38,589       38,537
Minority interest..........................................      30,668           --
Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares
  authorized; none outstanding
Common stock, $0.001 par value, 60,000,000 shares
  authorized; 48,977,906 and 44,800,736 shares outstanding
  at December 31, 2000 and 1999, respectively..............          49           45
Additional paid-in capital.................................     280,008      153,440
Retained earnings..........................................     335,098      176,030
Unearned compensation......................................      (3,634)      (2,327)
Accumulated other comprehensive income:
  Net unrealized gains on available-for-sale investments...       2,600       41,662
                                                             ----------   ----------
Total stockholders' equity.................................     614,121      368,850
                                                             ----------   ----------
Total liabilities, minority interest, and stockholders'
  equity...................................................  $5,626,775   $4,596,398
                                                             ==========   ==========

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                         YEARS ENDED DECEMBER 31,
                                                     ---------------------------------
                                                       2000        1999        1998
                                                     ---------   ---------   ---------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER
                                                              SHARE AMOUNTS)
Interest income:
  Loans............................................  $189,062    $162,973    $139,136
  Investment securities............................   114,226      87,692      64,787
  Federal funds sold and securities purchased under
    agreement to resell............................    83,472      31,204      21,305
                                                     --------    --------    --------
Total interest income..............................   386,760     281,869     225,228
                                                     --------    --------    --------

Interest expense:
  Deposits.........................................    56,912      76,430      78,609
  Other borrowings.................................        --          --           4
                                                     --------    --------    --------
Total interest expense.............................    56,912      76,430      78,613
                                                     --------    --------    --------

Net interest income................................   329,848     205,439     146,615
Provision for loan losses..........................    54,602      52,407      37,159
                                                     --------    --------    --------
Net interest income after provision for loan
  losses...........................................   275,246     153,032     109,456
                                                     --------    --------    --------
Noninterest income:
  Disposition of client warrants...................    86,322      33,003       6,657
  Investment gains.................................    37,065       1,056       5,240
  Client investment fees...........................    35,831       4,529         473
  Letter of credit and foreign exchange income.....    18,586      14,027       7,397
  Deposit service charges..........................     3,336       2,764       1,730
  Other............................................     8,490       3,476       1,665
                                                     --------    --------    --------
Total noninterest income...........................   189,630      58,855      23,162
                                                     --------    --------    --------

Noninterest expense:
  Compensation and benefits........................   106,385      73,794      44,022
  Professional services............................    20,832      11,766       9,876
  Retention and warrant incentive plans............    17,311       2,102         210
  Furniture and equipment..........................    11,999       6,178       6,667
  Business development and travel..................    11,188       6,644       6,025
  Net occupancy....................................     9,363       6,689       5,195
  Postage and supplies.............................     3,500       2,582       2,225
  Advertising and promotion........................     3,445       2,285       2,215
  Trust preferred securities distributions.........     3,300       3,300       2,012
  Telephone........................................     2,815       1,846       2,157
  Cost of other real estate owned..................        --         268      (1,214)
  Other............................................     8,223       8,205       4,255
                                                     --------    --------    --------
Total noninterest expense..........................   198,361     125,659      83,645
Minority interest..................................       460          --          --
                                                     --------    --------    --------
Income before income tax expense...................   266,975      86,228      48,973
Income tax expense.................................   107,907      34,030      20,117
                                                     --------    --------    --------
Net income.........................................  $159,068    $ 52,198    $ 28,856
                                                     ========    ========    ========

Basic earnings per share...........................  $   3.41    $   1.27    $   0.71
Diluted earnings per share.........................  $   3.23    $   1.23    $   0.69

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                          YEARS ENDED DECEMBER 31,
                                                       -------------------------------
                                                         2000        1999       1998
                                                       ---------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Net income...........................................  $159,068    $ 52,198   $28,856
Other comprehensive income (loss), net of tax:
  Change in unrealized gains (losses) on
    available-for-sale investments:
    Unrealized holding gains.........................    34,452      60,196     6,672
    Less: Reclassification adjustment for gains
      included in net income.........................   (73,514)    (20,606)   (7,019)
                                                       --------    --------   -------
Other comprehensive (loss) income....................   (39,062)     39,590      (347)
                                                       --------    --------   -------
Comprehensive income.................................  $120,006    $ 91,788   $28,509
                                                       ========    ========   =======

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                  YEARS ENDED DECEMBER 31,
                                                                     2000, 1999 AND 1998
                                      ---------------------------------------------------------------------------------
                                                                                                    ACCUM-
                                                                                                    ULATED
                                                                                                    OTHER
                                          COMMON STOCK        ADDITIONAL               UNEARNED    COMPRE-
                                      ---------------------    PAID-IN     RETAINED     COMPEN-    HENSIVE
                                        SHARES      AMOUNT     CAPITAL     EARNINGS     SATION      INCOME      TOTAL
                                      ----------   --------   ----------   ---------   ---------   --------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Balance at December 31, 1997........  19,940,474     $20       $ 82,989    $ 94,999     $(5,946)   $ 2,419    $174,481
2 for 1 stock split in the form of a
  stock dividend (Note 1)...........  19,940,474      20             --         (20)         --         --          --
                                      ----------     ---       --------    --------     -------    -------    --------
Balance at December 31, 1997, as
  restated..........................  39,880,948      40         82,989      94,979      (5,946)     2,419     174,481
                                      ----------     ---       --------    --------     -------    -------    --------
Common stock issued under employee
  benefit plans.....................     771,441       1          7,953          --        (207)        --       7,747
Income tax benefit from stock
  options exercised and vesting of
  restricted stock..................          --      --          3,166          --          --         --       3,166
Net income..........................          --      --             --      28,856          --         --      28,856
Amortization of unearned
  compensation......................          --      --             --          --       1,962         --       1,962
Other comprehensive income:
  Net change in unrealized gains/
    (losses) on available-for-sale
    investments.....................          --      --             --          --          --       (347)       (347)
2 for 1 stock split in the form of a
  stock dividend (Note 1)...........     771,441       1             --          (1)         --         --          --
                                      ----------     ---       --------    --------     -------    -------    --------
Balance at December 31, 1998, as
  restated..........................  41,423,830      42         94,108     123,834      (4,191)     2,072     215,865
                                      ----------     ---       --------    --------     -------    -------    --------
Issuance of common stock, net of
  offering costs of $3.7 million....   1,400,000       1         55,071          --          --         --      55,072
Common stock issued under employee
  benefit plans.....................     288,453      --          3,512          --          97         --       3,609
Income tax benefit from stock
  options exercised and vesting of
  restricted stock..................          --      --            749          --          --         --         749
Net income..........................          --      --             --      52,198          --         --      52,198
Amortization of unearned
  compensation......................          --      --             --          --       1,767         --       1,767
Other comprehensive income:
  Net change in unrealized gains/
    (losses) on available-for-sale
    investments.....................          --      --             --          --          --     39,590      39,590
2 for 1 stock split in the form of a
  stock dividend (Note 1)...........   1,688,453       2             --          (2)         --         --          --
                                      ----------     ---       --------    --------     -------    -------    --------
Balance at December 31, 1999, as
  restated..........................  44,800,736      45        153,440     176,030      (2,327)    41,662     368,850
                                      ----------     ---       --------    --------     -------    -------    --------
Issuance of common stock, net of
  offering costs of $6.2 million....   2,510,000       3         99,079          --          --         --      99,082
Common stock issued under employee
  benefit plans.....................   1,013,985       1          9,202          --      (3,274)        --       5,929
Income tax benefit from stock
  options exercised and vesting of
  restricted stock..................          --      --         18,287          --          --         --      18,287
Net income..........................          --      --             --     159,068          --         --     159,068
Amortization of unearned
  compensation......................          --      --             --          --       1,967         --       1,967
Other comprehensive income:
  Net change in unrealized gains/
    (losses) on available-for-sale
    investments.....................          --      --             --          --          --    (39,062)    (39,062)
  2 for 1 stock split in the form of
    a stock dividend (Note 1).......     653,185      --             --          --          --         --          --
                                      ----------     ---       --------    --------     -------    -------    --------
Balance at December 31, 2000........  48,977,906     $49       $280,008    $335,098     $(3,634)   $ 2,600    $614,121
                                      ==========     ===       ========    ========     =======    =======    ========

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED DECEMBER 31,
                                                ------------------------------------
                                                   2000         1999         1998
                                                ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income..................................  $  159,068   $   52,198   $   28,856
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Provision for loan losses.................      54,602       52,407       37,159
    Minority interest.........................        (460)          --           --
    Depreciation and amortization.............       4,016        3,266        1,837
    Net gain on sales of investment
      securities..............................     (37,065)      (1,056)      (5,240)
    Net gains on disposition of client
      warrants................................     (86,322)     (33,003)      (6,657)
    Net gain on sale of other real estate
      owned...................................          --           --       (1,298)
    Increase in accrued interest receivable...      (4,331)     (12,474)      (1,570)
    Deferred income tax benefits..............      (5,127)     (11,989)      (5,346)
    Increase in inventory.....................      (5,991)     (12,520)          --
    Increase in prepaid expenses..............      (1,128)        (351)      (1,013)
    (Decrease) increase in unearned income....        (167)      (1,436)       1,993
    Increase (decrease) in retention, warrant
      and other incentive plan payable........      19,285       12,914       (2,503)
    Other, net................................       4,591       30,066       15,197
                                                ----------   ----------   ----------
Net cash provided by operating activities.....     100,971       78,022       61,415
                                                ----------   ----------   ----------
Cash flows from investing activities:
  Proceeds from maturities and paydowns of
    investment securities.....................     914,238    1,130,975    1,810,770
  Proceeds from sales of investment
    securities................................     224,015      577,773      850,879
  Purchases of investment securities..........  (1,434,770)  (1,992,948)  (3,033,517)
  Net increase in loans.......................    (156,757)     (44,156)    (470,392)
  Proceeds from recoveries of charged off
    loans.....................................      10,778        7,901        2,264
  Net proceeds from sales of other real estate
    owned.....................................          --          400        1,323
  Purchases of premises and equipment.........     (11,767)      (2,654)      (8,909)
                                                ----------   ----------   ----------
Net cash used in investing activities.........    (454,263)    (322,709)    (847,582)
                                                ----------   ----------   ----------
Cash flows from financing activities:
  Net increase in deposits....................     752,854      839,652      837,347
  Proceeds from issuance of common stock, net
    of issuance costs.........................     115,574       58,934        5,706
  Proceeds from issuance of trust preferred
    securities, net of issuance costs.........          --           --       38,485
  Capital contributions from minority interest
    participants..............................      31,128           --           --
                                                ----------   ----------   ----------
Net cash provided by financing activities.....     899,556      898,586      881,538
                                                ----------   ----------   ----------
Net increase in cash and cash equivalents.....     546,264      653,899       95,371
Cash and cash equivalents at January 1,.......   1,176,102      522,203      426,832
                                                ----------   ----------   ----------
Cash and cash equivalents at December 31,.....  $1,722,366   $1,176,102   $  522,203
                                                ==========   ==========   ==========
Supplemental disclosures:
  Interest paid...............................  $   55,789   $   76,250   $   78,445
  Income taxes paid...........................  $  105,709   $   54,760   $   16,900

                See notes to consolidated financial statements.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the "Company") conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 1999 and 1998 consolidated financial statements to conform to the 2000 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

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

CONSOLIDATION

    The consolidated financial statements include the accounts of Silicon Valley Bancshares and those of its wholly owned subsidiaries, the Bank, SVB Strategic Investors, LLC, Silicon Valley BancVentures, Inc., SVB Capital I and SVB Leasing Company (inactive). Intercompany accounts and transactions have been eliminated in consolidation. SVB Strategic Investors, LLC and Silicon Valley
BancVentures, Inc., as general partners, are considered to have significant influence over the operating and financing policies of SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., respectively. Therefore, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. are included in the Company's consolidated financial statements. Minority interest represents the minority participants' share of the equity of SVB Strategic Investors Fund, L.P., and Silicon Valley BancVentures, L.P.

BASIS OF FINANCIAL STATEMENT PRESENTATION

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and the results of operations for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to possible change in the near term relates to the determination of the allowance for loan losses. An estimate of possible changes or range of possible changes cannot be made.

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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets include interest-bearing deposits in other financial institutions of $549,000 and $291,000 at December 31, 2000 and 1999, respectively.

INVESTMENT SECURITIES

    Investment securities are classified as either "available-for-sale," "held-to-maturity," "trading," or "non-marketable" upon acquisition.

    Securities that are held to meet investment objectives such as interest rate risk and liquidity management, but which may be sold by the Company as needed to implement management strategies, are classified as available-for-sale and are accounted for at fair value. Unrealized gains or losses on warrant securities, venture capital fund investments or other private equity investments are recorded upon the establishment of a readily determinable fair value of the underlying security. Unrealized gains and losses on available-for-sale securities, after applicable taxes, are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

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

    The Company records non-marketable warrant securities, venture capital fund investments and other private equity investments, on a cost basis less any identified impairment. The asset value of non-marketable equity securities is reduced when declines in value are considered to be other than temporary. Any estimated loss is recorded in noninterest income as a loss from equity securities along with income recognized on similar assets, if any. Venture capital fund limited partner investment interests are reported under the cost method as the Company's interests are considered so minor that it has no influence over the related venture capital fund's operating and financial policies. The Company's basis in these venture capital fund investments is reduced by distributions until fully depleted. Distributions in excess of the venture capital fund limited partner investment cost basis are recognized as investment gains in noninterest income.

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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ALLOWANCE FOR LOAN LOSSES

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

    When a loan is placed on nonaccrual status, the accrued interest is reversed against interest income and the loan is accounted for on the cash or cost recovery method thereafter until qualifying for return to accrual status. Generally, a loan will be returned to accrual status when all delinquent principal and interest become current in accordance with the terms of the loan agreement and full collection of the principal and interest appears probable.

PREMISES AND EQUIPMENT

    Premises and equipment are reported at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. This time period may range from one to 10 years. The Company had no capitalized lease obligations at December 31, 2000 and 1999.

FOREIGN EXCHANGE FORWARD CONTRACTS

    The Company enters into foreign exchange forward contracts with customers involved in international trade finance activities, and enters into offsetting foreign exchange forward contracts with correspondent banks to hedge against the risk of fluctuations in foreign currency exchange rates related to the forward contracts entered into with its customers. The notional, or contract, amounts associated with these financial instruments are not recorded as assets or

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) liabilities in the Company's consolidated balance sheets. Fees on these foreign exchange forward contracts are included in noninterest income when the contracts are settled. Cash flows resulting from these financial instruments are classified in the same category as the cash flows resulting from the items being hedged. The Company is an end-user of these derivative financial instruments and does not conduct trading activities for such instruments.

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

STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

EARNINGS PER SHARE

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and was effective for all fiscal years beginning after June 15, 1999. SFAS No. 133 was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and will now be effective for fiscal years beginning after June 15, 2000, with early adoption permitted. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company adopted this statement on January 1, 2001. The adoption did not have a material effect on the Company's financial statements.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125." Provisions of SFAS No. 140, primarily relating to transfers of financial assets and securitizations that differ from provisions of SFAS No. 125, are effective for transfers taking place after March 31, 2001. SFAS No. 140 also provides revised guidance for an entity to be considered a qualifying special purpose entity (QSPE). It is not expected that there will be a material effect on the consolidated financial statements relating to a change in consolidation status for existing QSPEs. SFAS No. 140 also amends the accounting for collateral and requires new disclosures for collateral, securitizations and retained interests in securitizations. These provisions are effective for financial statements for fiscal years ending after December 15, 2000. This change in accounting for collateral did not have a material effect on the Company's consolidated financial statements.

COMMON STOCK SPLIT

    In March 2000, the Board of Directors approved a two-for-one stock split, in the form of a stock dividend of the Company's common stock. Holders of the Company's $0.001 par value common stock as of the record date, April 21, 2000 received one additional share of $0.001 par value for every one share of common stock they owned as of the record date. Shares and per share amounts for all periods presented in the accompanying consolidated financial statements have been adjusted to give retroactive recognition to a two-for-one stock split distributed on May 15, 2000.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

2. EARNINGS PER SHARE

    The following is a reconciliation of basic EPS to diluted EPS for the years ended December 31, 2000, 1999 and 1998:

                                                            YEARS ENDED DECEMBER 31,
                                                               2000, 1999 AND 1998
                                                        ---------------------------------
                                                                                PER SHARE
                                                        NET INCOME    SHARES     AMOUNT
                                                        ----------   --------   ---------
                                                        (DOLLARS AND SHARES IN THOUSANDS,
                                                            EXCEPT PER SHARE AMOUNTS)
2000:

Basic EPS:
Income available to common stockholders...............   $159,068     46,656      $3.41

Effect of Dilutive Securities:
Stock options and restricted stock....................         --      2,564         --
                                                         --------     ------      -----
Diluted EPS:
Income available to common stockholders plus assumed
  conversions.........................................   $159,068     49,220      $3.23
                                                         ========     ======      =====

1999:

Basic EPS:
Income available to common stockholders...............   $ 52,198     41,258      $1.27

Effect of Dilutive Securities:
Stock options and restricted stock....................         --      1,260         --
                                                         --------     ------      -----
Diluted EPS:
Income available to common stockholders plus assumed
  conversions.........................................   $ 52,198     42,518      $1.23
                                                         ========     ======      =====

1998:

Basic EPS:
Income available to common stockholders                  $ 28,856     40,536      $0.71

Effect of Dilutive Securities:
Stock options and restricted stock....................         --      1,311         --
                                                         --------     ------      -----
Diluted EPS:
Income available to common stockholders plus assumed
  conversions.........................................   $ 28,856     41,847      $0.69
                                                         ========     ======      =====

3. RESTRICTIONS ON CASH BALANCES

    The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The minimum required reserve amounts were $33.3 million and $16.0 million at December 31, 2000 and 1999, respectively. The average required reserve balance totaled $22.8 million in 2000 and $7.0 million in 1999

4. SECURITIES PURCHASED UNDER AGREEMENT TO RESELL

    Securities purchased under agreement to resell outstanding at December 31, 2000 consisted of U.S. agency securities. The securities underlying the agreement are book-entry securities in the Bank's account at a correspondent bank. Securities purchased under agreement to resell totaled $519.2 million at December 31, 2000, averaged $608.3 million in 2000, and the maximum amount outstanding at any month-end during 2000 was $707.0 million.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

5. INVESTMENT SECURITIES

    The Company did not maintain a trading portfolio during 2000 or 1999. The following tables detail the major components of the Company's investment securities portfolio at December 31, 2000 and 1999.

                                                        DECEMBER 31, 2000
                                        -------------------------------------------------
                                        AMORTIZED    UNREALIZED   UNREALIZED    CARRYING
                                           COST        GAINS        LOSSES       VALUE
                                        ----------   ----------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS)
Available-for-sale securities:
  U.S. Treasury securities............  $   25,000    $    11           --     $   25,011
  U.S. agencies and corporations:
    Discount notes and bonds..........   1,027,663      3,160      $(3,292)     1,027,531
    Mortgage-backed securities........     166,613      1,176       (1,380)       166,409
    Collateralized mortgage
      obligations.....................     212,582        601       (3,598)       209,585
  Obligations of states and political
    subdivisions......................     400,127      1,620         (700)       401,047
  Commercial paper and other debt
    securities........................      53,900         --           --         53,900
  Money market mutual funds...........     155,254         --           --        155,254
  Warrant securities..................         224      6,809           --          7,033
  Other equity investments............          50         --          (27)            23
                                        ----------    -------      -------     ----------
Total available-for-sale securities...  $2,041,413    $13,377      $(8,997)     2,045,793
                                        ==========    =======      =======     ----------
Non-marketable securities at cost:
  Federal Reserve Bank stock and tax credit funds...........................       15,538
  Venture capital fund investments..........................................       30,519
  Other private equity investments..........................................       15,740
                                                                               ----------
Total non-marketable securities.............................................       61,797
                                                                               ----------
Total investment securities.................................................   $2,107,590
                                                                               ==========

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

5. INVESTMENT SECURITIES (CONTINUED)

                                                        DECEMBER 31, 1999
                                        -------------------------------------------------
                                        AMORTIZED    UNREALIZED   UNREALIZED    CARRYING
                                           COST        GAINS        LOSSES       VALUE
                                        ----------   ----------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS)
Available-for-sale securities:
  U.S. Treasury securities............  $   30,001          --     $   (203)   $   29,798
  U.S. agencies and corporations:
    Discount notes and bonds..........     875,682          --      (20,112)      855,570
    Mortgage-backed securities........     168,318          --       (6,496)      161,822
    Collateralized mortgage
      obligations.....................     234,538          --      (12,586)      221,952
  Obligations of states and political
    subdivisions......................     201,434    $     23       (5,061)      196,396
  Commercial paper and other debt
    securities........................     117,084          --           --       117,084
  Money market mutual funds...........      27,103          --           --        27,103
  Warrant securities..................         204      68,154           --        68,358
  Venture capital fund investments....         250      42,500           --        42,750
  Other equity investments............          50       2,306           --         2,356
                                        ----------    --------     --------    ----------
Total available-for-sale securities...  $1,654,664    $112,983     $(44,458)    1,723,189
                                        ==========    ========     ========    ----------
Non-marketable securities at cost:
  Federal Reserve Bank stock and tax credit funds...........................       12,336
  Venture capital fund investments..........................................        9,811
  Other private equity investments..........................................        2,072
                                                                               ----------
Total non-marketable securities.............................................       24,219
                                                                               ----------
Total investment securities.................................................   $1,747,408
                                                                               ==========

    The amortized cost and fair value of investment securities classified as available-for-sale at December 31, 2000, categorized by remaining contractual maturity, are shown below. Expected remaining maturities of mortgage-backed securities, collateralized mortgage obligations and callable U.S. agency securities will generally differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Warrant securities, venture capital fund investments, other private equity investments, Federal Reserve Bank stock, and tax credit funds were included in the table below as due after ten years.

                                                                DECEMBER 31, 2000
                                                             -----------------------
                                                             AMORTIZED     CARRYING
                                                                COST        VALUE
                                                             ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Due in one year or less....................................  $  468,491   $  468,081
Due after one year through five years......................     858,356      858,684
Due after five years through ten years.....................     133,073      133,627
Due after ten years........................................     643,290      647,198
                                                             ----------   ----------
Total......................................................  $2,103,210   $2,107,590
                                                             ==========   ==========

    Investment securities with a fair value of $45.2 million and $36.8 million at December 31, 2000 and 1999, respectively, were pledged to secure certain public deposits and a line of credit at the Federal Reserve Bank of San Francisco discount window.

    Sales of available-for-sale investment securities excluding warrant gains resulted in the Company realizing gross gains of $37.2 million, $2.0 million and $5.3 million, and gross losses of $0.2 million, $1.0 million and $0.1 million in 2000, 1999 and 1998, respectively. Warrant gains totaled $86.3 million, $33.0 million, and $6.7 million in 2000, 1999, and 1998, respectively.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

6. LOANS AND THE ALLOWANCE FOR LOAN LOSSES

    The detailed composition of loans, net of unearned income of $8.4 million and $8.6 million at December 31, 2000 and 1999, respectively, is presented in the following table:

                                                                  DECEMBER 31,
                                                             -----------------------
                                                                2000         1999
                                                             ----------   ----------
                                                             (DOLLARS IN THOUSANDS)
Commercial.................................................  $1,531,468   $1,414,728
Real estate construction...................................      62,253       76,209
Real estate term...........................................      38,380       67,738
Consumer and other.........................................      84,448       64,330
                                                             ----------   ----------
Total loans................................................  $1,716,549   $1,623,005
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

    As of December 31, 2000, there was no single industry sector (as identified by Standard Industrial Codes) which represented more than 10% of the Company's loan portfolio.

    The activity in the allowance for loan losses is summarized below:

                                                            YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Balance at January 1,..................................  $71,800    $46,000    $37,700
Provision for loan losses..............................   54,602     52,407     37,159
Loans charged off......................................  (63,380)   (34,508)   (31,123)
Recoveries.............................................   10,778      7,901      2,264
                                                         -------    -------    -------
Balance at December 31,................................  $73,800    $71,800    $46,000
                                                         =======    =======    =======

    The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $18.3 million and $27.6 million at December 31, 2000 and 1999, respectively. During 2000 and 1999, nonaccrual loans represented all impaired loans. Allocations of the allowance for loan losses related to impaired loans totaled $8.0 million at December 31, 2000 and $14.9 million at December 31, 1999. Average impaired loans for 2000 and 1999 totaled $24.3 million and $37.8 million, respectively. If these loans had not been impaired, $1.4 million in interest income would have been realized during the years ended December 31, 2000 and 1999, respectively. The Company realized no interest income on such impaired loans during 2000 or 1999.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

7. PREMISES AND EQUIPMENT

    Premises and equipment consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Cost:
  Furniture and equipment...................................  $17,568        $11,067
  Leasehold improvements....................................   12,648          7,626
                                                              -------        -------
Total cost..................................................   30,216         18,693
Accumulated depreciation and amortization...................  (11,723)        (7,951)
                                                              -------        -------
Premises and equipment-net..................................  $18,493        $10,742
                                                              =======        =======

    The Company is obligated under a number of noncancelable operating leases for premises that expire at various dates through January 2006, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases as of December 31, 2000:

YEARS ENDING DECEMBER 31,
-------------------------
(DOLLARS IN THOUSANDS)
2001........................................................  $ 9,017
2002........................................................    9,046
2003........................................................    8,757
2004........................................................    8,550
2005........................................................    4,765
After 2005..................................................    1,442
                                                              -------
Total.......................................................  $41,577
                                                              =======

    Rent expense for premises leased under operating leases totaled $5.4 million, $3.8 million and $3.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

8. DEPOSITS

    The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $773.5 million and $258.1 million at December 31, 2000 and 1999, respectively. At December 31, 2000, time deposit accounts, individually exceeding $100,000, totaling $768.2 million were scheduled to mature within one year.

9. TRUST PREFERRED SECURITIES

    In May 1998, the Company issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. The trust is a wholly owned consolidated subsidiary of the Company and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 8.25% per annum of the stated liquidation amount of $25 per preferred security. Distributions of $3.3 million were paid for each of the years ended December 31, 2000 and 1999 and $2.0 million for the year ended December 31, 1998. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

9. TRUST PREFERRED SECURITIES (CONTINUED)
    The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on June 15, 2028, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning June 15, 2003.

    Issuance costs of $1.6 million related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in June 2028.

    Based on the Nasdaq closing price, the fair value of the trust preferred securities totaled $32.8 million and $29.6 million as of December 31, 2000 and 1999, respectively.

10. INCOME TAXES

    The components of the Company's provision for income taxes consist of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2000        1999       1998
                                                        ---------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Current provision:
  Federal.............................................  $ 89,415    $36,089    $19,649
  State...............................................    23,619      9,930      5,814
Deferred expense (benefit):
  Federal.............................................    (6,205)   (10,198)    (4,629)
  State...............................................     1,078     (1,791)      (717)
                                                        --------    -------    -------
Income tax expense....................................  $107,907    $34,030    $20,117
                                                        ========    =======    =======

    A reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is shown below.

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Federal statutory income tax rate...........................    35.0%      35.0%      35.0%
State income taxes, net of the federal tax effect...........     6.0        6.1        6.8
Tax-exempt interest income..................................    (0.9)      (2.0)      (2.0)
Other-net...................................................     0.3        0.4        1.3
                                                                ----       ----       ----
Effective income tax rate...................................    40.4%      39.5%      41.1%
                                                                ====       ====       ====

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

10. INCOME TAXES (CONTINUED)
    Deferred tax assets (liabilities) consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Allowance for loan losses.................................  $28,000        $28,138
  Other accruals not currently deductible...................    8,196          3,661
  State income taxes........................................    7,480          3,522
  Depreciation and amortization.............................       --          1,891
                                                              -------        -------
Deferred tax assets.........................................   43,676         37,212
Less: Valuation allowance...................................       --             --
                                                              -------        -------
Deferred tax assets, net of valuation allowance.............   43,676         37,212
                                                              -------        -------
Deferred tax liabilities:
  Depreciation and amortization.............................   (1,333)            --
  Other deferred tax liabilities............................     (127)          (123)
  Net unrealized gain on available-for-sale securities......   (1,781)       (26,861)
                                                              -------        -------
Deferred tax liabilities....................................   (3,241)       (26,984)
                                                              -------        -------
Net deferred tax assets.....................................  $40,435        $10,228
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

11. COMPREHENSIVE INCOME

    Components of other comprehensive income/(loss) and the related income tax expense or benefit, consists of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      ---------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Change in unrealized gains/(losses) on
  available-for-sale investments:
  Unrealized holding gains arising during the
    period..........................................  $  57,824   $99,498    $ 11,310
  Related income tax expense........................    (23,372)  (39,302)     (4,638)
  Less: Reclassification adjustment for gains
    included in net income..........................   (123,387)  (34,059)    (11,897)
  Related income tax benefit........................     49,873    13,453       4,878
                                                      ---------   -------    --------
Other comprehensive (loss)/income...................  $ (39,062)  $39,590    $   (347)
                                                      =========   =======    ========

12. EMPLOYEE BENEFIT PLANS

    The Silicon Valley Bank 401(k) and Employee Stock Ownership Plan (the "Plan") is a combined 401(k) tax-deferred savings plan and employee stock ownership plan (ESOP) in which all employees of the Company are eligible to participate.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Employees participating in the 401(k) component of the Plan may elect to have a portion of their salary deferred and contributed to the Plan. The amount of salary deferred is not subject to federal or state income taxes at the time of deferral. The Company matches up to $1,000 of an employee's contributions in any plan year, with the Company's matching contribution vesting in equal annual increments over five years. The Company's matching 401(k) contributions totaled $0.7 million in 2000, $0.6 million in 1999 and $0.5 million in 1998.

    The Silicon Valley Bank Money Purchase Pension Plan (the "MPP Plan") guarantees a 5.0% quarterly contribution to all individuals that are employed by the Company on the first and last day of a fiscal quarter. The Company contributes cash in an amount equal to 5.0% of an eligible employee's quarterly base salary, less Internal Revenue Code (IRC) Section 401(k) and Section 125 deferrals. The MPP Plan contributions vest in equal annual increments over five years. The Company's contributions to the MPP Plan totaled $2.4 million in 2000, $1.7 million in 1999 and $1.1 million in 1998.

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

    The Company's contributions to the ESOP totaled $4.5 million in 2000 and $3.1 million in 1999. In 1998, the Company did not make a discretionary ESOP contribution as net income for the year ended December 31, 1998 did not meet the thresholds set by the Company's Board of Directors at the beginning of 1998. At December 31, 2000, the ESOP owned 1,531,799 equivalent shares of the Company's common stock. All shares held by the ESOP are treated as outstanding shares in both the Company's basic and diluted earnings per share computations.

    The Company maintains an employee stock purchase plan (ESPP) under which participating employees may annually contribute up to 10.0% of their gross compensation to purchase shares of the Company's common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees of the Company are eligible to participate in the ESPP. The ESPP is noncompensatory to the employees and results in no expense to the Company. For the first six-month offering period of 2000, 84,789 shares of the Company's common stock were issued at $21.04 per share, while 61,261 shares of the Company's common stock were issued at $29.38 per share for the second six-month offering period of 2000. At December 31, 2000, a total of 1,841,392 shares of the Company's common stock were reserved for future issuance under the ESPP Plan.

    The Company's 1997 Equity Incentive Plan (the "1997 Plan"), along with the Company's 1983 and 1989 stock option plans, provides for the granting of incentive and non-qualified stock options which entitle directors, employees and certain other parties to purchase shares of the Company's common stock at a price not less than 100% and 85% of the fair market value of the common stock on the date the option is granted for incentive and non-qualified stock options, respectively. Options may vest over various periods not in excess of five years from the

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS (CONTINUED)
date of grant and expire five to ten years from the date of grant. The following table provides stock option information related to the 1983 and 1989 stock option plans and the 1997 Plan:

                                    2000                    1999                     1998
                           ----------------------   ---------------------   ----------------------
                                        WEIGHTED-               WEIGHTED-                WEIGHTED-
                                         AVERAGE                 AVERAGE                  AVERAGE
                                        EXERCISE                EXERCISE                 EXERCISE
                             SHARES       PRICE      SHARES       PRICE       SHARES       PRICE
                           ----------   ---------   ---------   ---------   ----------   ---------
Outstanding at
  January 1,.............   3,803,258    $ 9.25     3,154,174    $ 8.78      3,810,216    $ 5.84
  Granted................   2,069,100     28.43     1,060,000      9.32        762,180     14.56
  Exercised..............  (1,066,534)     7.45      (311,986)     4.15     (1,233,262)     3.44
  Forfeited..............    (226,250)    16.89       (98,930)    11.01       (184,960)     8.06
                           ----------    ------     ---------    ------     ----------    ------
Outstanding at
  December 31,...........   4,579,574    $17.93     3,803,258    $ 9.25      3,154,174    $ 8.78
                           ==========    ======     =========    ======     ==========    ======
Exercisable at
  December 31,...........   1,278,475    $ 9.10     1,611,108    $ 7.37      1,341,974    $ 6.06
                           ==========    ======     =========    ======     ==========    ======

    The following table summarizes information about stock options outstanding as of December 31, 2000:

                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        --------------------------------------------   ----------------------------
                                        WEIGHTED-
                                         AVERAGE
                                        REMAINING       WEIGHTED-                      WEIGHTED-
      RANGES OF           NUMBER       CONTRACTUAL       AVERAGE         NUMBER         AVERAGE
   EXERCISE PRICES      OUTSTANDING   LIFE IN YEARS   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------------   -----------   -------------   --------------   -----------   --------------
     $3.41-$6.53           257,692         0.56          $  5.50          257,692        $ 5.67
      7.88-8.25            824,032         6.08             8.24          592,032          8.24
        8.94               735,102         8.06             8.94          150,103          8.94
     9.16-15.03            686,648         7.56            13.68          237,648         13.66
     15.63-21.28           235,000         8.59            16.81           37,000         16.47
        23.69            1,138,500         9.30            23.69            4,000         23.69
     26.03-40.00           470,100         9.75            32.96               --            --
     40.38-49.50           129,000         9.69            48.55               --            --
        51.69               98,500         9.72            51.69               --            --
        58.25                5,000         9.75            58.25               --            --
                         ---------         ----          -------        ---------        ------
    $3.41-$58.25         4,579,574         7.79          $ 17.93        1,278,475        $ 9.10
                         =========         ====          =======        =========        ======

    At December 31, 2000, options for 433,016 shares were available for future grant under the Company's 1997 plan. There were no shares available for future grant under the Company's 1983 and 1989 stock option plans.

    The Company's 1989 stock option plan and 1997 Plan also provide for the granting of shares of the Company's common stock to directors, employees and certain other parties. Shares granted to employees under these plans may be subject to certain vesting requirements and resale restrictions (restricted stock). For restricted stock, unearned compensation equivalent to the market value of the Company's common stock on the date of grant is charged to stockholders' equity and amortized into noninterest expense over the vesting term. In 2000, 129,776 shares of restricted stock were issued to employees at a weighted-average fair value of $29.48 per share. In 1999, 51,400 shares of restricted stock were issued to employees at a weighted-average fair value of $10.34 per share. In 1998, 54,000 shares of restricted stock were issued to employees at a weighted-average fair value of $15.00 per share. At December

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

12. EMPLOYEE BENEFIT PLANS (CONTINUED)
31, 2000, there were 460,609 shares of restricted stock outstanding, and the vesting of these shares occurs at various periods through the year 2003.

    The Company recognized $2.2 million, $1.8 million and $2.0 million in employee stock-based compensation costs resulting from the amortization of unearned compensation related to restricted stock, stock options and other miscellaneous employee stock awards during 2000, 1999 and 1998, respectively.

    The weighted-average fair values of options granted to employees, directors and certain other parties were $22.40, $4.76 and $6.20 per share in 2000, 1999 and 1998, respectively. Had compensation cost related to both the Company's stock option awards to employees and directors and to the ESPP been determined under the fair value method prescribed under SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share would have been the pro forma amounts indicated below.

                                                             YEARS ENDED DECEMBER 31,
                                                        ----------------------------------
                                                           2000        1999        1998
                                                        ----------   ---------   ---------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                  SHARE AMOUNTS)
Net income:
  As reported.........................................   $159,068     $52,198     $28,856
  Pro forma...........................................    148,897      48,149      26,344
Basic earnings per share:
  As reported.........................................   $   3.41     $  1.27     $  0.71
  Pro forma...........................................       3.19        1.17        0.65
Diluted earnings per share:
  As reported.........................................       3.23     $  1.23     $  0.69
  Pro forma...........................................       3.07        1.15        0.63

    The fair value of the stock option grants in 2000, 1999 and 1998 used in determining the pro forma net income and the basic and diluted earnings per share amounts indicated above were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Dividend yield..............................................      --%        --%        --%
Expected life of options in years...........................       5          5          5
Expected volatility of the Company's underlying common
  stock.....................................................   105.1%      49.7%      39.5%
Expected risk-free interest rate............................     5.0%       6.3%       5.3%

    The expected volatility of the Company's underlying common stock and the expected risk-free interest rate were calculated using a term commensurate with the expected life of the options.

    Compensation expense related to the ESPP in 2000, 1999 and 1998, used in determining the pro forma net income and basic and diluted earnings per share amounts indicated above, was equal to the difference between the fair value of the Company's common stock when issued under the ESPP and the actual price paid by employees to acquire the common stock.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

13. RELATED PARTIES

    Certain directors and employees have loan balances outstanding with the Company at December 31, 2000 and 1999. These loans have primarily been granted by the Company for the purpose of assisting employee relocations, and typically include terms more favorable than those prevailing at the time for comparable transactions with other borrowers.

                                                                     YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                                2000             1999
                                                              --------         --------
                                                               (DOLLARS IN THOUSANDS)
Balance at January 1,.......................................   $1,685           $  955
Loan proceeds disbursed.....................................      633            1,100
Loan repayments.............................................     (205)            (370)
                                                               ------           ------
Balance at December 31,.....................................   $2,113           $1,685
                                                               ======           ======

    The Silicon Valley Bank Foundation (the "Foundation") was established by the Company in 1995 to maintain good corporate citizenship in its communities. The Foundation is funded entirely by the Company, and received a contribution from the Company totaling $2.1 million in 1999.

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

COMMITMENTS TO EXTEND CREDIT

    A commitment to extend credit is a formal agreement to lend funds to a customer as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the customer upon the Company issuing the commitment. As of December 31, 2000 and 1999, the Company had $1.3 billion and $1.2 billion of unused loan commitments available to customers, of which $282.3 million and $132.3 million had a fixed interest rate, respectively. The Company's exposure arising from interest rate risk associated with fixed rate loan commitments is not considered material. Commitments which are unavailable for funding due to customers not meeting all collateral, compliance and financial covenants required under loan commitment agreements totaled $2.3 billion and $1.6 billion at December 31, 2000 and 1999, respectively. The Company's potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. The Company uses the same credit approval and monitoring process in extending loan commitments as it does in making loans. The actual liquidity needs or the credit risk that the Company has experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. The Company evaluates each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management's evaluation of the adequacy of the allowance for loan losses.

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
COMMERCIAL AND STANDBY LETTERS OF CREDIT

    Commercial and standby letters of credit represent conditional commitments issued by the Company on behalf of a customer to guarantee the performance of the customer to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by customers and are typically short-term in nature. Standby letters of credit are typically issued as a credit enhancement for clients' contractual obligations to third parties such as landlords and are often cash secured by the clients. Letters of credit have fixed expiration dates and generally require a fee paid by the customer upon the Company issuing the commitment. Fees generated from these letters of credit are recognized in noninterest income over the commitment period. At December 31, 2000 and 1999, commercial and standby letters of credit totaled a combined $919.7 million and $289.9 million, respectively.

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

FOREIGN EXCHANGE FORWARD CONTRACTS

    The Company enters into foreign exchange forward contracts with customers involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the customer need. The Company enters into offsetting foreign exchange forward contracts with correspondent banks to hedge against the risk of fluctuations in foreign currency exchange rates related to the foreign exchange forward contracts entered into with its customers. These contracts are short-term in nature, typically expiring in less than 90 days. At December 31, 2000 and 1999, the notional amounts of these contracts totaled $102.6 million and $32.4 million, respectively. The maximum credit exposure for counterparty nonperformance for foreign exchange forward contracts with both customers and correspondent banks amounted to $3.6 million at December 31, 2000 and $0.2 million at December 31, 1999. The Company has incurred no losses from counterparty nonperformance and anticipates performance by all counterparties to such foreign exchange forward contracts.

COMMITMENTS TO INVEST IN VENTURE CAPITAL FUNDS

    As of December 31, 2000, the Company committed $49.5 million to 208 limited partnership interests in venture capital funds, of which $26.2 million has been funded. Approximately $6.1 million in distributions were used to reduce the Company's cost basis in these investments. Additionally, as of December 31, 2000, the Company committed $15.0 million and $6.0 million to SVB Strategic Investors Fund, L.P., to invest in top-tier venture capital funds, and Silicon Valley BancVentures, L.P., to make direct equity investments in emerging growth high technology and life sciences companies, respectively. Of these commitment amounts $3.0 million and $0.9 million have been funded, respectively.

INTEREST RATE SWAP AGREEMENTS

    During the fourth quarter of 1998, the Company entered into an interest rate swap agreement with a maturity of one year in order to manage its exposure to market interest rate movements by effectively converting a portion of its interest-earning assets from variable rate to fixed rate. The face value of the interest rate swap at December 31, 1999 was $150.0 million. This agreement involved the exchange of variable rate payments for fixed rate payments without the exchange of the underlying face value. Under this agreement, the Company

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED) received fixed interest payments at a rate of 7.765% and paid variable rate interest payments, based on the average three-month U.S. Prime Rate. The U.S. Prime Rate at December 31, 1999 was 8.50%. Interest rate differentials paid or received under this agreement are recognized as an adjustment to interest income. The notional amount does not represent the amount exchanged by the parties, and thus is not a measure of exposure of the Company. The amounts exchanged were based on the notional amount and other terms of the swap. The average variable rates are subject to change over time as the U.S. Prime Rate fluctuates. The counterparty to the swap agreement was Bank of America National Trust and Savings Association. The Company was not a party to any swap agreements at December 31, 2000.

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

    Investment securities: For marketable investment securities classified as available-for-sale, fair values are based on quoted market prices or dealer quotes. The Company records non-marketable venture capital fund investments and other private equity investments, on a cost basis less any identified impairment.

    Loans: The fair value of fixed and variable rate loans is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans and the forward yield curve.

    Deposits: The fair value of deposits is calculated by discounting the deposit balances using the Company's cost of borrowing funds in the market and the forward yield curve. The deposit portfolio was segregated by core and non-core deposits. In addition, the duration and

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

15. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) interest rate sensitivity of the individual deposit accounts was taken into account in determining the fair value.

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

    Limitations: The information presented herein is based on pertinent information available to the Company as of December 31, 2000 and 1999, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year end and the estimated fair values of these financial instruments may have changed significantly since that point in time.

    The estimated fair values of the Company's financial instruments at December 31, 2000 and 1999 are presented below. Bracketed amounts in the estimated fair value columns represent estimated cash outflows required to settle the obligations at market rates as of the respective reporting dates.

                                                      DECEMBER 31,
                                    -------------------------------------------------
                                             2000                      1999
                                    -----------------------   -----------------------
                                     CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                      AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                    ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS)
Financial Assets:
  Cash and due from banks.........  $  332,632   $  332,632   $  278,061   $  278,061
  Federal funds sold and
    securities purchased under
    agreement to resell...........   1,389,734    1,389,734      898,041      898,041
  Investment securities, at fair
    value.........................   2,045,793    2,045,793    1,723,189    1,723,189
  Non-marketable securities, at
    cost..........................      61,797       61,797       24,219       24,219
  Net loans.......................   1,642,749    1,636,748    1,551,205    1,555,729
Financial Liabilities:
  Noninterest-bearing demand
    deposits......................   2,448,758    2,229,068    1,928,100    1,671,647
  NOW deposits....................      57,857       42,238       43,643       39,245
  Money market deposits...........   1,519,563    1,469,534    1,845,377    1,735,982
  Time deposits...................     836,081      784,523      292,285      291,412
Off-Balance Sheet Financial
  Instruments:
  Foreign exchange forward
    contracts--receive............          --       49,180           --       16,238
  Foreign exchange forward
    contracts--pay................          --      (49,180)          --      (16,238)
  Interest rate swap agreement....          --           --           --         (211)

16. LEGAL MATTERS

    Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company and/or the Bank. Based upon information available to the

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

16. LEGAL MATTERS (CONTINUED)
Company, its review of such claims to date and consultation with its legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on the Company's liquidity, consolidated financial position or results of operations.

17. REGULATORY MATTERS

    The Bank is subject to certain restrictions on the amount of dividends that it may declare without the prior approval of the Federal Reserve Board and the California Department of Financial Institutions. At December 31, 2000, approximately $145.9 million of the Bank's retained earnings were available for dividend declaration to the Company without prior regulatory approval.

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

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

17. REGULATORY MATTERS (CONTINUED)
    The following table presents the capital ratios for the Company and the Bank, compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 2000 and 1999:

                                                                                    MINIMUM
                                             ACTUAL         ACTUAL     MINIMUM      CAPITAL
                                             RATIO          AMOUNT      RATIO     REQUIREMENT
                                            --------       ---------   --------   -----------
                                                         (DOLLARS IN THOUSANDS)
As of December 31, 2000:
Total risk-based capital ratio
  Company.................................    18.5%        $730,453      8.0%      $315,993
  Bank....................................    13.8%        $523,816      8.0%      $304,539
Tier 1 risk-based capital ratio
  Company.................................    17.2%        $680,778      4.0%      $157,997
  Bank....................................    12.5%        $475,908      4.0%      $152,270
Tier 1 leverage ratio
  Company.................................    12.6%        $680,778      4.0%      $216,576
  Bank....................................     9.1%        $475,908      4.0%      $210,210
As of December 31, 1999:
Total risk-based capital ratio
  Company.................................    15.5%        $398,268      8.0%      $205,145
  Bank....................................    14.0%        $354,599      8.0%      $202,824
Tier 1 risk-based capital ratio
  Company.................................    14.3%        $365,724      4.0%      $102,573
  Bank....................................    12.7%        $322,413      4.0%      $101,412
Tier 1 leverage ratio
  Company.................................     8.8%        $365,724      4.0%      $165,901
  Bank....................................     7.9%        $322,413      4.0%      $162,397

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

    The Company's Board of Directors has the option any time after a person or group becomes a 10% holder of the outstanding common stock of the Company to exchange all or part of the rights (other than rights held by the acquiring person) for shares of common stock of

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

18. STOCKHOLDERS' RIGHTS PLAN (CONTINUED) the Company provided that the Company may not make such an exchange after the person becomes the beneficial owner of 50% or more of the Company's outstanding common stock.

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

19. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

    The condensed balance sheets of Silicon Valley Bancshares (parent company only) at December 31, 2000 and 1999, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2000, 1999 and 1998 are presented below. Certain reclassifications have been made to the parent company's 1999 and 1998 financial information to conform to the 2000 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity.

                            CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Assets:
  Cash on deposit with bank subsidiary......................   $ 37,552     $  1,313
  Securities purchased under agreement to resell............         --       17,750
  Investment securities, at fair value......................    127,275      134,346
  Loans to related parties                                        2,113        1,685
  Other assets..............................................     18,577        2,133
  Investment in subsidiaries:
    Bank subsidiary.........................................    474,478      295,395
    Nonbank subsidiaries....................................      5,706        1,237
                                                               --------     --------
Total assets................................................   $665,701     $453,859
                                                               ========     ========
Short-term liabilities......................................   $  8,858     $    813
Deferred tax liability......................................      2,754       44,281
Indebtedness to nonbank subsidiary..........................     41,379       41,379
Deferred issuance costs.....................................     (1,411)      (1,464)
                                                               --------     --------
Indebtedness to nonbank subsidiary, net of deferred issuance
  costs.....................................................     39,968       39,915
                                                               --------     --------
Stockholders' equity........................................    614,121      368,850
                                                               --------     --------
Total liabilities and stockholders' equity..................   $665,701     $453,859
                                                               ========     ========

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

19. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)
                         CONDENSED STATEMENTS OF INCOME

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2000        1999       1998
                                                        ---------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Interest income.......................................  $  3,518    $   972    $ 1,050
Interest expense......................................    (3,402)    (3,402)    (2,070)
Income from the disposition of client warrants........    86,322     33,003      6,657
Investment gains......................................    37,065      1,510         --
General and administrative expenses...................    (1,153)      (562)      (285)
Income tax expense....................................   (49,664)   (12,932)    (2,248)
                                                        --------    -------    -------
Income before equity in net income of subsidiaries....    72,686     18,589      3,104
Equity in net loss of nonbank subsidiaries............      (139)        --         --
Equity in net income of bank subsidiary...............    86,521     33,609     25,752
                                                        --------    -------    -------
Net income............................................  $159,068    $52,198    $28,856
                                                        ========    =======    =======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED DECEMBER 31,
                                                        -------------------------------
                                                          2000        1999       1998
                                                        ---------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income..........................................  $159,068    $52,198    $28,856
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Net gains on dispositions of client warrants......   (86,322)   (33,003)    (6,657)
    Net gains on sale of investment securities........   (37,065)    (1,510)        --
    Equity in net income of bank subsidiary...........   (86,521)   (33,609)   (25,752)
    Equity in net loss of nonbank subsidiaries........       139         --         --
    (Increase) decrease in other assets...............   (16,444)    (1,814)       192
    Increase (decrease) in short-term and other
      liabilities.....................................     8,045       (172)       467
    Other, net                                               493     33,042      6,658
                                                        --------    -------    -------
Net cash (used in) provided by operating activities...   (58,607)    15,132      3,764
                                                        --------    -------    -------
Cash flows from investing activities:
  Net (increase) decrease in investment securities....    24,281     12,034    (29,377)
  Net increase in loans to related parties............      (428)      (730)      (705)
  Investment in bank subsidiary.......................   (57,723)   (69,200)   (26,039)
  Investment in nonbank subsidiaries..................    (4,608)        --     (1,237)
                                                        --------    -------    -------
Net cash used in investing activities.................   (38,478)   (57,896)   (57,358)
                                                        --------    -------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
    issuance costs....................................   115,574     59,331      7,642
  Proceeds from borrowings from nonbank subsidiary,
    net of costs......................................        --         --     39,864
                                                        --------    -------    -------
Net cash provided by financing activities.............   115,574     59,331     47,506
                                                        --------    -------    -------
Net increase (decrease) in cash.......................    18,489     16,567     (6,088)
Cash and cash equivalents at January 1,...............    19,063      2,496      8,584
                                                        --------    -------    -------
Cash and cash equivalents at December 31,.............  $ 37,552    $19,063    $ 2,496
                                                        ========    =======    =======

                   SILICON VALLEY BANCSHARES AND SUBSIDIARIES

20. UNAUDITED QUARTERLY FINANCIAL DATA

                                              2000                                        1999
                            -----------------------------------------   -----------------------------------------
                             FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
                            QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                            --------   --------   --------   --------   --------   --------   --------   --------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net interest income.......  $71,500    $81,898    $87,766    $88,684    $41,402    $46,772    $54,389    $62,876
Provision for loan
  losses..................   12,572     11,058     22,679      8,293      7,968     10,802     21,563     12,074
Noninterest income........   81,134     34,595     43,058     30,843      5,252      6,458     13,414     33,731
Noninterest expense.......   47,519     49,000     50,024     51,818     25,537     27,797     29,716     42,609
Minority interest.........       --         --        209        251         --         --         --         --
                            -------    -------    -------    -------    -------    -------    -------    -------
Income before income
  taxes...................   92,543     56,435     58,330     59,667     13,149     14,631     16,524     41,924
Income tax expense........   37,888     22,700     23,391     23,928      5,313      5,678      6,015     17,024
                            -------    -------    -------    -------    -------    -------    -------    -------
Net income................  $54,655    $33,735    $34,939    $35,739    $ 7,836    $ 8,953    $10,509    $24,900
                            =======    =======    =======    =======    =======    =======    =======    =======

Basic earnings per
  share...................  $  1.21    $  0.74    $  0.74    $  0.74    $  0.19    $  0.22    $  0.26    $  0.60
Diluted earnings per
  share...................  $  1.15    $  0.70    $  0.69    $  0.70    $  0.19    $  0.21    $  0.25    $  0.57

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information set forth under the sections titled "Proposal No. 1 Election of Directors," "Information on Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth under the sections titled "Information on Executive Officers," "Report of the Executive Committee of the Board on Executive Compensation," "Table 1--Summary Compensation Table," "Table 2--Option Grants in Last Fiscal Year," "Table 3--Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Termination Arrangements," "Return to Stockholders Performance Graph," and "Director Compensation" contained in the definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information set forth under the sections titled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Principal Stockholders" contained in the definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information set forth under the section titled "Certain Relationships and Related Transactions" in the definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. and 2.

    The consolidated financial statements and supplementary data contained in
    Item 8 of this report are filed as part of this report. All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

(a) 3.

    Exhibits are listed in the Index to Exhibits beginning on page 76 of this report.

(B) REPORTS ON FORM 8-K.

    1. A report on Form 8-K was filed on June 16, 2000, whereby the Company announced that the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions have removed the memorandum of understanding the Bank had been under since September 1999.

    2. A report on Form 8-K was filed on June 16, 2000, whereby the Company announced financial highlights for the two-months ended May 31, 2000.

    3. A report on Form 8-K was filed on July 24, 2000, whereby the Company announced financial results for the three and six months ended June 30, 2000.

    4. On July 25, 2000, the Company filed a report on Form 8-K to announce its investment in the Nippon Credit Bank and partnering of the Company with the Softbank in connection with the investment in the Nippon Credit Bank. Also, the Company announced that SVB Strategic Investors Fund, L.P., completed its first close of $64.5 million on June 21, 2000.

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

Dated: March 16, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              SIGNATURE                               TITLE                       DATE
              ---------                               -----                       ----
       /s/ DANIEL J. KELLEHER
    ----------------------------       Chairman of the Board of Directors    March 16, 2001
         Daniel J. Kelleher              and Director

          /s/ JOHN C. DEAN             President, Chief Executive Officer
    ----------------------------         and Director                        March 16, 2001
            John C. Dean                 (Principal Executive Officer)

        /s/ KENNETH P. WILCOX
    ----------------------------       Executive Vice President and          March 16, 2001
          Kenneth P. Wilcox              Director

      /s/ CHRISTOPHER T. LUTES
    ----------------------------       Chief Financial Officer               March 16, 2001
        Christopher T. Lutes             (Principal Financial Officer)

        /s/ DONAL D. DELANEY
    ----------------------------       Controller                            March 16, 2001
          Donal D. Delaney               (Principal Accounting Officer)

          /s/ GARY K. BARR
    ----------------------------       Director                              March 16, 2001
            Gary K. Barr

       /s/ JAMES F. BURNS, JR.
    ----------------------------       Director                              March 16, 2001
         James F. Burns, Jr.

        /s/ DAVID M. DEWILDE
    ----------------------------       Director                              March 16, 2001
          David M. deWilde

       /s/ STEPHEN E. JACKSON
    ----------------------------       Director                              March 16, 2001
         Stephen E. Jackson

         /s/ JAMES R. PORTER
    ----------------------------       Director                              March 16, 2001
           James R. Porter

                               INDEX TO EXHIBITS

       EXHIBIT                                                                        SEQUENTIALLY
         NO.                                    DESCRIPTION                           NUMBERED PAGE
---------------------   ------------------------------------------------------------  -------------
        3.1             Articles of Incorporation of the Company, as amended (9)....        --
        3.1a            Certificate of Incorporation, as filed with the Delaware
                          Secretary of State on March 22, 1999 (13).................        --
        3.2             Bylaws of the Company, amended and restated effective as of
                          August 21, 1997 (7).......................................        --
        3.3             Certificate of Amendment of Bylaws of Silicon Valley
                          Bancshares as of October 22, 1998 (12)....................        --
        3.4             Bylaws (13).................................................        --
        4.1             Article Three of Articles of Incorporation (included in
                          Exhibit 3.1) (1)..........................................        --
        4.2             Form of Subordinated Indenture (10).........................        --
        4.3             Form of Junior Subordinated Debenture (10)..................        --
        4.6             Form of Amended and Restated Trust Agreement of SVB
                          Capital I (10)............................................        --
        4.7             Form of Trust Preferred Certificate of SVB Capital I
                          (included as an exhibit to Exhibit 4.6) (10)..............        --
        4.8             Form of Guarantee Agreement (10)............................        --
        4.9             Form of Agreement as to Expenses and Liabilities (included
                          as an exhibit to Exhibit 4.6) (10)........................        --
        4.10            Form of Common Securities Certificate of SVB Capital I
                          (included as an exhibit to Exhibit 4.6) (10)..............        --
        4.11            Form of Officers' Certificate and Company Order (10)........        --
       10.3             Employment Agreement between Silicon Valley Bancshares and
                          John C. Dean (2)..........................................        --
       10.17            Lease Agreement between Silicon Valley Bank and WRC
                          Properties, Inc.; 3003 Tasman Drive, Santa Clara, CA
                          95054 (3).................................................        --
       10.17a           First amendment to lease outlined in Exhibit 10.17 (6)......        --
       10.28            Amendment and Restatement of the Silicon Valley Bancshares
                          1989 Stock Option Plan (4)................................        --
       10.29            Silicon Valley Bank Money Purchase Pension Plan (4).........        --
       10.30            Amendment and Restatement of the Silicon Valley Bank Money
                          Purchase Pension Plan (4).................................        --
       10.31            Amendment and Restatement of the Silicon Valley Bank 401(k)
                          and Employee Stock Ownership Plan (4).....................        --
       10.32            Executive Change in Control Severance Benefits
                          Agreement (5).............................................        --
       10.33            Change in Control Severance Policy for
                          Non-executives (5)........................................        --
       10.36            Relocation Agreement between Silicon Valley Bancshares and
                          Kenneth P. Wilcox and Ruth Wilcox, as of December 18,
                          1997 (8)..................................................        --
       10.37            Bonus Agreement between Silicon Valley Bank and Kenneth P.
                          Wilcox, as of December 18, 1997 (8).......................        --
       10.38            Promissory Note between Silicon Valley Bancshares and
                          Christopher T. Lutes, as of June 10, 1998 (10)............        --
       10.39            The 1998 Venture Capital Retention Program, Amended
                          June 18, 1998 (10)........................................        --
       10.40            Severance Agreement between Silicon Valley Bancshares and
                          John C. Dean related to garage.com-TM- as of August 12,
                          1998 (11).................................................        --
       10.41            Severance Agreement between Silicon Valley Bancshares and
                          Harry W. Kellogg related to garage.com-TM- as of August
                          12, 1998 (11).............................................        --
       10.43            Preferred Shares Rights Agreement, as of October 22,
                          1998 (12).................................................        --
       10.44            1999 Employee Stock Purchase Plan (14)......................        --

       EXHIBIT                                                                        SEQUENTIALLY
         NO.                                    DESCRIPTION                           NUMBERED PAGE
---------------------   ------------------------------------------------------------  -------------
       10.45            Silicon Valley Bancshares 1997 Equity Incentive Plan,
                          amended as of July 20, 2000 (15)..........................        --
       10.46            Change in Control Severance Benefits Policy, effective
                          August 18, 2000 (15)......................................        --
       21.1             Subsidiaries of Silicon Valley Bancshares...................        78
       23.1             Consent of Independent Auditors.............................        79

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

(5) Incorporated by reference to Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(6) Incorporated by reference to Exhibit 10.17(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

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

(11) Incorporated by reference to Exhibits 10.40 and 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(12) Incorporated by reference to Exhibits 3.3 and 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(13) Incorporated by reference to Exhibits 3.1a and 3.4 of the Company's Report on Form 8-K filed on April 26, 1999.

(14) Incorporated by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

(15) Incorporated by reference to Exhibits 10.45 and 10.46 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.