Form 10-Q
period 2001-03-31
SILICON VALLEY BANCSHARES
filed 2001-05-15
CIK 719739

As filed with the Securities and Exchange Commission on May 15, 2001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ________ to ________.

Commission File Number: 33-41102

SILICON VALLEY BANCSHARES
(Exact name of registrant as specified in its charter)

Delaware	91-1962278
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3003 Tasman Drive Santa Clara, California	95054-1191
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (408) 654-7400

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  ☒  No ☐

          At April 30, 2001, 49,344,885 shares of the registrant's common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	March 31, 2001	December 31, 2000
Assets:
Cash and due from banks	$243,078	$332,632
Federal funds sold and securities purchased under agreement to resell	1,076,102	1,389,734
Investment securities	1,724,119	2,107,590
Loans, net of unearned income	1,731,975	1,716,549
Allowance for loan losses	(73,800)	(73,800)
Net loans	1,658,175	1,642,749
Premises and equipment	21,375	18,493
Accrued interest receivable and other assets	119,906	135,577
Total assets	$4,842,755	$5,626,775
Liabilities, Minority Interest, and Stockholders' Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$2,042,532	$2,448,758
NOW	35,271	57,857
Money market	1,138,068	1,519,563
Time	826,334	836,081
Total deposits	4,042,205	4,862,259
Other liabilities	71,364	81,138
Total liabilities	4,113,569	4,943,397
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	38,602	38,589
Minority interest	30,614	30,668
Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding
Common stock, $0.001 par value, 60,000,000 shares authorized; 49,472,775 and 48,977,906 shares outstanding at March 31, 2001 and December 31, 2000, respectively	49	49
Additional paid-in capital	286,623	280,008
Retained earnings	368,434	335,098
Unearned compensation	(2,972)	(3,634)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	7,836	2,600
Total stockholders' equity	659,970	614,121
Total liabilities, minority interest, and stockholders' equity	$4,842,755	$5,626,775

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
(Dollars in thousands, except per share amounts)	March 31, 2001	March 31, 2000
Interest income:
Loans	$50,905	$44,293
Investment securities	28,180	24,556
Federal funds sold and securities purchased under agreement to resell	15,375	16,027
Total interest income	94,460	84,876
Interest expense	12,724	13,376
Net interest income	81,736	71,500
Provision for loan losses	4,903	12,572
Net interest income after provision for loan losses	76,833	58,928
Noninterest income:
Client investment fees	11,790	5,619
Letter of credit and foreign exchange income	4,546	3,631
Disposition of client warrants	4,078	39,354
Deposit service charges	822	714
Investment (losses) gains	(336)	29,888
Other	2,975	1,928
Total noninterest income	23,875	81,134
Noninterest expense:
Compensation and benefits	22,832	24,371
Professional services	5,540	2,446
Net occupancy	3,723	1,904
Business development and travel	2,974	2,443
Furniture and equipment	2,411	2,014
Advertising and promotion	1,028	499
Postage and supplies	1,013	788
Telephone	858	496
Trust preferred securities distributions	825	825
Retention and warrant incentive plans	400	9,850
Other	4,549	1,883
Total noninterest expense	46,153	47,519
Minority interest	503	-
Income before income tax expense	55,058	92,543
Income tax expense	21,722	37,888
Net income	$33,336	$54,655
Basic earnings per share	$0.68	$1.21
Diluted earnings per share	$0.65	$1.15

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended
(Dollars in thousands)	March 31, 2001	March 31, 2000

Net income	$33,336	$54,655

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains	7,502	2,287
Less: Reclassification adjustment for gains included in net income	(2,266)	(40,894)
Other comprehensive income (loss)	5,236	(38,607)
Comprehensive income	$38,572	$16,048

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
(Dollars in thousands)	March 31, 2001	March 31, 2000
Cash flows from operating activities:
Net income	$33,336	$54,655
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,903	12,572
Minority interest	(503)	-
Depreciation and amortization	1,348	923
Net loss (gain) on sales of investment securities	336	(29,888)
Net gains on disposition of client warrants	(4,078)	(39,354)
Decrease in accrued interest receivable	10,261	1,434
Decrease in inventory	6,414	4,949
Increase in prepaid expenses	(707)	(315)
Increase in taxes payable	20,722	37,650
(Decrease) increase in unearned income	(3,489)	1,785
Decrease in retention, warrant and other incentive plan payable	(32,576)	(1,628)
Other, net	(1,972)	1,738
Net cash provided by operating activities	33,995	44,521
Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	557,360	260,911
Proceeds from sales of investment securities	4,713	131,116
Purchases of investment securities	(165,779)	(548,401)
Net increase in loans	(24,283)	(26,475)
Proceeds from recoveries of charged off loans	7,443	4,781
Purchases of premises and equipment	(4,230)	(451)
Net cash provided by (used in) investing activities	375,224	(178,519)
Cash flows from financing activities:
Net (decrease) increase in deposits	(820,054)	406,446
Proceeds from issuance of common stock, net of issuance costs	7,200	15,287
Capital contributions from minority interest participants	449	-
Net cash (used in) provided by financing activities	(812,405)	421,733
Net (decrease) increase in cash and cash equivalents	(403,186)	287,735
Cash and cash equivalents at January 1,	1,722,366	1,176,102
Cash and cash equivalents at March 31,	$1,319,180	$1,463,837
Supplemental disclosures:
Interest paid	$12,808	$13,129
Income taxes paid	$2,062	$311

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies

The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the “Company”) conform with accounting principles generally accepted in the United States of America. Certain reclassifications have been made to the Company’s 2000 consolidated financial statements to conform to the 2001 presentations. Such reclassifications had no effect on the results of operations or stockholders’ equity. The following is a summary of the significant accounting and reporting policies used in preparing the interim consolidated financial statements.

Nature of Operations

Silicon Valley Bancshares is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in California, and additionally has loan offices in Arizona, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves emerging growth and middle-market companies in targeted niches, focusing on the technology and life sciences industries, while also addressing other specific industries in which it can provide a higher level of service and better manage credit through specification and focus. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

Consolidation

The consolidated financial statements include the accounts of Silicon Valley Bancshares and those of its wholly owned subsidiaries, the Bank, SVB Strategic Investors, LLC, Silicon Valley BancVentures, Inc., SVB Capital I, and SVB Leasing Company (inactive). Intercompany accounts and transactions have been eliminated in consolidation. SVB Strategic Investors, LLC and Silicon Valley BancVentures, Inc., as general partners, are considered to have significant influence over the operating and financing policies of SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., respectively. Therefore, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. are included in the Company’s consolidated financial statements. Minority interest represents the minority participants’ share of the equity of SVB Strategic Investors Fund, L.P., and Silicon Valley BancVentures, L.P.

Interim Consolidated Financial Statements

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s consolidated financial position at March 31, 2001, the results of its operations and cash flows for the three month periods ended March 31, 2001, and March 31, 2000. The December 31, 2000, consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2001, may not necessarily be indicative of the Company’s operating results for the full year.

Basis of Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and the results of operations for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to possible change in the near term relates to the determination of the allowance for loan losses. An estimate of possible changes or range of possible changes cannot be made.

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

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $532,000 and $549,000 at March 31, 2001, and December 31, 2000, respectively.

Nonaccrual Loans

Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection), when the Company has determined, based upon currently known information, that the timely collection of principal or interest is doubtful, or when the loans otherwise become impaired under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, “Accounting by Creditors for Impairment of a Loan.”

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

Segment Reporting

Management views the Company as one operating segment, therefore, separate reporting of financial segment information is not considered necessary. Management approaches the Company’s principal subsidiary, the Bank, as one business enterprise which operates in a single economic environment, since the products and services, types of customers and regulatory environment all have similar economic characteristics.

Derivative Financial Intsruments

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 did not result in a cumulative-effect-type adjustment to net income or other comprehensive income. Management does not believe that ongoing application of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

For derivative instruments that hedge the exposure of variability in expected future cash flows that is attributable to a particular risk and that are designated as cash flow hedges, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows on the hedged item, if any, is recognized in current earnings. The Company did not have any hedges at March 31, 2001. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk and that are designated as fair value hedges, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period.

For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date.

Common Stock Split

In March 2000, the Board of Directors approved a two-for-one stock split, in the form of a stock dividend of the Company’s common stock. Holders of the Company’s $0.001 par value common stock as of the record date, April 21, 2000 received one additional share of $0.001 par value for every one share of common stock they owned as of the record date. Share and per share amounts for all periods presented in the accompanying consolidated financial statements have been adjusted to give retroactive recognition to a two-for-one stock split distributed on May 15, 2000.

2.          Earnings Per Share

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

The following is a reconciliation of basic EPS to diluted EPS for the three month periods ended March 31, 2001 and 2000.

(Dollars and shares in thousands, except per share amounts)	Net Income	Shares	Per Share Amount
Three months ended March 31, 2001:
Basic EPS:
Income available to common stockholders	$33,336	48,826	$0.68
Effect of Dilutive Securities:
Stock options and restricted stock	-	2,250	-
Diluted EPS:
Income available to common stockholders plus assumed conversions	$33,336	51,076	$0.65

Three months ended March 31, 2000:
Basic EPS:
Income available to common stockholders	$54,655	45,247	$1.21
Effect of Dilutive Securities:
Stock options and restricted stock	-	2,282	-
Diluted EPS:
Income available to common stockholders plus assumed conversions	$54,655	47,529	$1.15

3.  Loans

The detailed composition of loans, net of unearned income of $6.9 million and $8.4 million at March 31, 2001, and December 31, 2000, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2001	December 31, 2000
Commercial	$1,530,872	$1,531,468
Real estate construction	48,117	62,253
Real estate term	49,823	38,380
Consumer and other	103,163	84,448
Total loans	$1,731,975	$1,716,549

4.  Allowance for Loan Losses

The activity in the allowance for loan losses for the quarters ended March 31, 2001 and 2000 was as follows:

	For the three months ended
(Dollars in thousands)	March 31, 2001	March 31, 2000
Balance at January 1,	$73,800	$71,800
Provision for loan losses	4,903	12,572
Loans charged off	(12,346)	(16,253)
Recoveries	7,443	4,781
Balance at March 31,	$73,800	$72,900

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $20.1 million and $28.8 million at March 31, 2001, and March 31, 2000, respectively. Allocations of the allowance for loan losses specific to impaired loans totaled $0 at March 31, 2001, and $13.4 million at March 31, 2000. Average impaired loans for the first quarter of 2001 and 2000 totaled $18.2 million and $24.1 million, respectively.

5. Subsequent Event

At the Annual Meeting of Stockholders, held on April 19, 2001, the stockholders of a majority of the Company’s shares of common stock approved an increase in the Company’s authorized common stock, from 60,000,000 shares to 150,000,000 shares.

On April 5, 2001, the Company’s Board of Directors authorized a share repurchase program of up to 5 million shares of common stock.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Throughout the following management discussion and analysis when we refer to "Silicon Valley Bancshares," or "we" or similar words, we intend to include Silicon Valley Bancshares and its subsidiaries collectively, including Silicon Valley Bank. When we refer to "Silicon," we are referring only to Silicon Valley Bancshares.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and supplementary data as presented in Part I - Item 1 of this report. This discussion and analysis includes "forward-looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, in this discussion and analysis the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions, as they relate to Silicon Valley Bancshares or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and have based these expectations on our beliefs as well as our assumptions, such expectations may prove to be incorrect.

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the text under the caption "Risk Factors" included in Item 7 of our annual report on Form 10-K dated March 16, 2001. We urge investors to consider these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

Certain reclassifications have been made to our prior years results to conform with 2001 presentations. Such reclassifications had no effect on our results of operations or stockholders' equity.

Earnings Summary

We reported net income of $33.3 million, or $0.65 per diluted share, for the first quarter of 2001, compared with net income of $54.7 million, or $1.15 per diluted share, for the first quarter of 2000. The annualized return on average assets (ROA) was 2.7% in the first quarter of 2001 compared with 4.6% in the same period of 2000. The annualized return on average equity (ROE) for the first quarter of 2001 was 21.2%, compared with 55.7% in the first quarter of 2000.

The decline in net income for the first quarter of 2001, as compared with the first quarter of 2000, primarily resulted from a decrease in income from the disposition of client warrants and gains on venture capital fund investments. This decrease in income was offset by an increase in net interest income and a decrease in the provision for loan losses. The major components of net income and changes in these components are summarized in the following table for the quarters ended March 31, 2001 and 2000, and are discussed in more detail below.

	For the Three Months Ended March 31,
(Dollars in thousands)	2001	2000	2000 to 2001 Increase (Decrease)
Net interest income	$81,736	$71,500	$10,236
Provision for loan losses	4,903	12,572	(7,669)
Noninterest income	23,875	81,134	(57,259)
Noninterest expense	46,153	47,519	(1,366)
Minority interest	503	-	503
Income before income taxes	55,058	92,543	(37,485)
Income tax expense	21,722	37,888	(16,166)
Net income	$33,336	$54,655	$(21,319)

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

The following table sets forth average assets, liabilities, minority interest, stockholders' equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the three months ended March 31, 2001 and 2000.

AVERAGE BALANCES, RATES AND YIELDS
	For the three months ended March 31,
	2001			2000
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

Interest-Earning Assets:
Federal funds sold and securities purchased under agreement to resell (1)	$1,092,609	$15,375	5.7%	$1,101,198	$16,027	5.9%
Investment securities:
Taxable	1,727,919	25,941	6.1	1,588,349	23,112	5.9
Non-taxable (2)	206,781	3,445	6.8	143,040	2,221	6.2
Loans:
Commercial	1,465,713	45,981	12.7	1,397,920	39,331	11.3
Real estate construction and term	103,175	2,801	11.0	135,975	3,480	10.3
Consumer and other	96,086	2,123	9.0	65,069	1,482	9.2
Total loans	1,664,974	50,905	12.4	1,598,964	44,293	11.1
Total interest-earning assets	4,692,283	95,666	8.3	4,431,551	85,653	7.8
Cash and due from banks	233,876			283,142
Allowance for loan losses	(78,245)			(71,312)
Other assets	193,728			186,009
Total assets	$5,041,642			$4,829,390
Funding Sources:
Interest-Bearing Liabilities:
NOW deposits	$58,384	128	0.9	$52,596	260	2.0
Regular money market deposits	318,572	1,133	1.4	419,387	1,904	1.8
Bonus money market deposits	957,058	3,646	1.6	1,498,010	7,579	2.0
Time deposits	833,695	7,817	3.8	357,647	3,633	4.1
Total interest-bearing liabilities	2,167,709	12,724	2.4	2,327,640	13,376	2.3
Portion of noninterest-bearing funding sources	2,524,574			2,103,911
Total funding sources	4,692,283	12,724	1.1	4,431,551	13,376	1.2

Noninterest-Bearing Funding Sources:
Demand deposits	2,100,812			1,981,318
Other liabilities	66,009			86,945
Trust preferred securities (3)	38,591			38,539
Minority interest	30,531			-
Stockholders’ equity	637,990			394,948
Portion used to fund interest-earning assets	(2,524,574)			(2,103,911)
Total liabilities, minority interest and stockholders’ equity	$5,041,642			$4,829,390

Net interest income and margin		$82,942	7.2%		$72,277	6.6%
Total deposits	$4,268,521			$4,308,958

(1)	Includes average interest-bearing deposits in other financial institutions of $532 and $364 for the three months ended March 31, 2001 and 2000, respectively.

(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2001 and 2000. The tax equivalent adjustments were $1,206 and $777 for the three months ended March 31, 2001 and 2000, respectively.

(3)	The 8.25% annual distribution to SVB Capital I is recorded as a component of noninterest expense.

Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the periods indicated. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2001 and 2000.

	First Quarter 2001 Compared to First Quarter 2000
	Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold and securities purchased under agreement to resell	$(155)	$(497)	$(652)
Investment securities	2,973	1,080	4,053
Loans	1,770	4,842	6,612
Increase in interest income	4,588	5,425	10,013
Interest expense:
NOW deposits	25	(157)	(132)
Regular money market deposits	(411)	(360)	(771)
Bonus money market deposits	(2,360)	(1,573)	(3,933)
Time deposits	4,451	(267)	4,184
Increase (decrease) in interest expense	1,705	(2,357)	(652)
Increasein net interest income	$2,883	$7,782	$10,665

Net interest income, on a fully taxable-equivalent basis, totaled $82.9 million for the first quarter of 2001, an increase of $10.7 million, or 14.8%, from the $72.3 million total for the first quarter of 2000.  The increase in net interest income was the result of a $10.0 million, or 11.7%, increase in interest income, combined with a $0.7 million, or 4.9%, decrease in interest expense over the comparable prior year period.

The $10.0 million increase in interest income for the first quarter of 2001, as compared to the first quarter of 2000, was the result of a $4.6 million favorable volume variance and a $5.4 million favorable rate variance. The $4.6 million favorable volume variance resulted from a $260.7 million, or 5.9%, increase in average interest-earning assets over the comparable period in the prior year. The increase in average interest-earning assets was primarily centered in investment securities and loans, which increased $203.3 million and $66.0 million, respectively.

Average loans increased $66.0 million, or 4.1%, in the 2001 first quarter as compared to the 2000 first quarter, resulting in a $1.8 million favorable volume variance. This loan growth was primarily due to the current slowdown in the capital markets and venture capital funding.

Average investment securities for the first quarter of 2001 increased $203.3 million, or 11.7%, as compared to the 2000 first quarter, resulting in a $3.0 million favorable volume variance. The increase in average investment securities was primarily centered in municipal securities.

Favorable rate variances associated with investment securities and loans combined to increase interest income by $5.9 million in first quarter of 2001, as compared to the respective prior year period. The $1.1 million favorable rate variance associated with investment securities primarily relates to our decision to increase our investment in higher-yielding non-taxable municipal securities. In the 2001 first quarter we achieved a $4.8 million favorable rate variance associated with our loan portfolio. The average yield on loans in first quarter 2001 increased 130 basis points from the respective prior year first quarter. This favorable rate variance reflects our efforts to achieve improved loan pricing. Though we are currently experiencing reduced competition and client liquidity in the marketplace, and therefore believe we can maintain our improved loan pricing, the overall loan yield will be negatively impacted by further decreases in our prime rate.

The yield on average interest-earning assets increased 50 basis points in the first quarter of 2001 from the comparable prior year period. This increase primarily resulted from a rise in the average yield on loans, largely due to improved loan pricing and a shift in the composition of interest-earning assets to higher-yielding assets such as loans.

Total interest expense in the 2001 first quarter decreased $0.7 million from the first quarter of 2000. This decrease was due to a favorable rate variance of $2.4 million, partially offset by an unfavorable volume variance of $1.7 million. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit product, from 2.0% in first quarter 2000 to 1.6% in first quarter 2001 due to a reduction in short-term market interest rates.

We experienced a $1.7 million unfavorable volume variance on interest-bearing liabilities despite a $159.9 million, or 6.9%, decrease in total interest-bearing liabilities. This unfavorable variance was primarily due to a shift in the composition of the deposit balances towards higher rate paying deposit products, such as time deposits.

The average cost of funds paid on interest-bearing liabilities in the first quarter of 2001 was 2.4%, up from 2.3% paid in the first quarter of 2000. The increase in the average cost of funds was largely due to a shift in the composition of the deposit balances towards higher rate paying deposit products, such as time deposits.

Provision For Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Our provision for loan losses totaled $4.9 million for the first quarter of 2001, a $7.7 million, or 61.0%, decrease compared to the $12.6 million provision for the first quarter of 2000. See “Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the quarters ended March 31, 2001 and 2000:

	Quarter Ended March 31,
(Dollars in thousands)	2001	2000

Client investment fees	$11,790	$5,619
Letter of credit and foreign exchange income	4,546	3,631
Disposition of client warrants	4,078	39,354
Deposit service charges	822	714
Investment (losses) gains	(336)	29,888
Other	2,975	1,928
Total noninterest income	$23,875	$81,134

Noninterest income decreased $57.3 million to a total of $23.9 million in the first quarter of 2001, versus $81.1 million in the prior year first quarter. This decrease was largely due to a $35.3 million decrease in income from the disposition of client warrants, combined with a $30.2 million decrease in investment gains, partially offset by a $6.2 million increase in client investment fees.

Client investment fees totaled $11.8 million in the first quarter of 2001 compared to $5.6 million in the similar prior year period. We offer off-balance sheet private label mutual fund products to clients on which we earn fees ranging from 42 to 50 basis points on the average balance in these products. At March 31, 2001, $10.1 billion in client funds were invested by clients off-balance sheet, including $7.5 billion in the mutual fund products compared to $9.5 billion and $6.4 billion for the comparative prior year period, respectively. The increase in client investment fees of $6.2 million reflects an increase in sales fees.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $4.5 million in the first quarter of 2001, an increase of $0.9 million, or 25.2%, from the $3.6 million earned in the first quarter of 2000. The growth reflects a concerted effort by our management to expand the penetration of trade finance-related products and services among our growing client base, a large percentage of which provide products and services in international markets.

Income from the disposition of client warrants totaled $4.1 million and $39.4 million in the first quarters of 2001 and 2000, respectively. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques we employee to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of income with any degree of accuracy and it is likely to vary materially from period to period. During the first quarter of 2001 and throughout 2000, a portion of the income from the disposition of client warrants was offset by expenses related to our efforts to build an infrastructure sufficient to support present and prospective business activities.

Deposit service charges totaled $0.8 million for the first quarter of 2001, a slight increase from the comparable period in 2000. Clients compensate us for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by us as deposit service charges income.

We incurred $0.3 million in losses on investment securities during the first quarter of 2001, primarily related to the write-off of a few equity investments. The 2000 first quarter gains primarily related to a gain of $26.2 million realized on the sale of venture capital fund investment, which completed an initial public offering in 1999.

Other noninterest income largely consists of service-based fee income, and increased $1.0 million, or 54.3%, to $3.0 million in the first quarter of 2001 from $1.9 million in the first quarter of 2000. This increase in other noninterest income was primarily due to venture capital fund management fees of $0.6 million and a higher volume of cash management and loan documentation services related to our growing client base.

Noninterest Expense

Noninterest expense in the first quarter of 2001 totaled $46.2 million, a $1.4 million, or 2.9%, decrease from the $47.5 million incurred in the comparable prior year period. We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with retention and warrant incentive plans and other real estate owned, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. Our efficiency ratio was 44.9% for the first quarter of 2001, compared to 45.2% for the first quarter of 2000. The following table presents the detail of noninterest expense and the incremental contribution of each expense line item to our efficiency ratio:

	Three Months Ended March 31,
	2001		2000

(Dollars in thousands)	Amount	Percent of Adjusted Revenues	Amount	Percent of Adjusted Revenues
Compensation and benefits	$22,832	22.4%	$24,371	29.2%
Professional services	5,540	5.4	2,446	2.9
Net occupancy	3,723	3.7	1,904	2.3
Business development and travel	2,974	2.9	2,443	2.9
Furniture and equipment	2,411	2.4	2,014	2.4
Advertising and promotion	1,028	1.0	499	0.6
Postage and supplies	1,013	1.0	788	1.0
Telephone	858	0.8	496	0.6
Trust preferred securities distributions	825	0.8	825	1.0
Other	4,549	4.5	1,883	2.3
Total, excluding retention and warrant incentive plans	45,753	44.9%	37,669	45.2%
Retention and warrant incentive plans	400		9,850
Total noninterest expense	$46,153		$47,519

Compensation and benefits expenses totaled $22.8 million in the first quarter of 2001, a $1.5 million, or 6.3%, decrease from the $24.4 million incurred in the first quarter of 2000. This decline in compensation and benefits expenses was the result of a decrease in performance-based compensation, partially offset by costs associated with an increase in average full-time equivalent employees (FTE). Average FTE personnel increased from 713 in the first quarter 2000 to 960 in the first quarter of 2001. The increase in FTE personnel was primarily due to a combination of our efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Growth in our FTE personnel is likely to slow during 2001 as a result of the current economic slowdown in our marketplace.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our Board of Directors, totaled $5.5 million in the first quarter of 2001, an increase of $3.1 million, or 126.5%, compared with the same period in 2000. The increase in professional services expenses reflects the extensive efforts undertaken by us to continue to build and support our infrastructure, as well as evaluate and pursue new business opportunities. It also reflects our efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where we believe we can achieve a combination of cost savings and increased quality of service.

Business development and travel expenses totaled $3.0 million in the first quarter of 2001, a $0.5 million, or 21.7%, increase from the $2.4 million incurred in the first quarter of 2000. The increase in business development and travel expenses was largely attributable to overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets.

Occupancy, furniture and equipment expenses totaled $6.1 million in the first quarter of 2001, an increase of $2.2 million, or 56.6%, compared to $3.9 million incurred in the first quarter of 2000. This increase was primarily the result of our continued geographic expansion to develop and support new markets during 2000.

Trust preferred securities distributions totaled $0.8 million for the three months ended March 31, 2001 and 2000, and resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.

Retention and warrant incentive plans expense totaled $0.4 million in the first quarter of 2001, a $9.5 million decrease from the $9.9 million incurred in the first quarter of 2000. Under the provisions of the retention and warrant incentive plans, employees are compensated with a fixed percentage of gains realized on warrant and certain venture capital fund and direct equity investments. The decrease in retention and warrant plans expense in the first quarter of 2001 was directly related to the decrease in warrant, venture capital fund and direct equity investment gains from the comparable 2000 period.

Other noninterest expense totaled $4.5 million in the first quarter of 2001, an increase of $2.7 million, or 141.6%, compared to $1.9 million incurred in the first quarter of 2000. The increase in noninterest expense was primarily due to a one-time $2.2 million operational loss related to a system issue associated with our off-balance sheet client funds.

Income Taxes

Our effective tax rate was 39.5% in the 2001 first quarter as compared to 40.9% in the prior year first quarter.  The change in rate was primarily due to an increase in items giving rise to permanent tax benefits.

Financial Condition

Our total assets were $4.8 billion at March 31, 2001, a decrease of $784.0 million, or 13.9%, compared to $5.6 billion at December 31, 2000.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled a combined $1.1 billion at March 31, 2001, a decrease of $313.6 million, or 22.6%, compared to the $1.4 billion outstanding at the prior year end. This decrease was attributable to a decline in deposit balances during the first quarter of 2001.

Investment Securities

Investment securities totaled $1.7 billion at March 31, 2001, a decrease of $383.5 million, or 18.2%, from the December 31, 2000, balance of $2.1 billion. This decrease resulted from a decline in our deposits during the first three months of 2001, and primarily consisted of U.S. agency securities and municipal securities.

Based on March 31, 2001 market valuations, we had potential pre-tax warrant gains totaling $1.1 million related to 22 companies. We are restricted from exercising many of these warrants until later in 2001. As of March 31, 2001, we held 1,475 warrants in 1,146 companies, and had made investments in 219 venture capital funds and direct equity investments in 64 companies. Many of these companies are non-public. Thus, for those companies for which a readily determinable market value cannot be obtained, we value those equity instruments at cost less any identified impairment. Additionally, we are typically precluded from using any type of derivative instrument to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies. Furthermore, we may reinvest some or all of the income realized from the disposition of these equity instruments in pursuing our business strategies.

Loans

Loans, net of unearned income, at March 31, 2000, totaled $1.7 billion, a slight increase of $15.4 million compared to the balance at December 31, 2000. We continue to increase the number of client lending relationships in most of our technology and life sciences niche practices as well as in specialized lending products. As a result of the current slowdown in the capital markets and venture capital funding, we expect average loan growth during 2001 of approximately 10% or more.

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

We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the loan portfolio by segregating the allowance for loan losses into three components: "specific," "loss migration," and "general." The specific component is established by allocating a portion of the allowance for loan losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component, composed of allocated and unallocated portions that supplements the first two components, includes: our management’s judgment of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, an evaluation of the composition of, and growth trends within, the loan portfolio, consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses, relies, to a great extent, on the judgment and experience of our management.

The allowance for loan losses totaled $73.8 million at March 31, 2001, unchanged from the balance at December 31, 2000.

We incurred $12.3 million in gross charge-offs and realized $7.4 million in gross recoveries during the first quarter of 2001. Gross charge-offs for the 2001 first quarter included $3.8 million related to our final entertainment credit.

We believe our allowance for loan losses is adequate as of March 31, 2001. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	March 31, 2001	December 31, 2000
Nonperforming assets:
Loans past due 90 days or more	$-	$98
Nonaccrual loans	20,149	18,287
Total nonperforming assets	$20,149	$18,385
Nonperforming loans as a percentage of total loans	1.2%	1.1%
Nonperforming assets as a percentage of total assets	0.4%	0.3%
Allowance for loan losses:	$73,800	$73,800
As a percentage of total loans	4.3%	4.3%
As a percentage of nonaccrual loans	366.3%	403.6%
As a percentage of nonperforming loans	366.3%	401.4%

Nonperforming loans totaled $20.1 million, or 1.2% of total loans, at March 31, 2001, an increase of $1.8 million, or 9.6%, from the prior year-end total of $18.4 million, or 1.1% of total loans.  Nonperforming loans at the end of the 2001 first quarter included one commercial credit totaling $6.1 million in the Company’s Healthcare Services niche. This credit has been nonperforming since the 2000 first quarter. Our management believes this credit is adequately secured with collateral and reserves, and that any future charge-offs associated with this loan will not have a material impact on our future net income.

In addition to the loans disclosed in the foregoing analysis, we have identified three loans totaling $9.0 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Deposits

Total deposits were $4.0 billion at March 31, 2001, a decrease of $820.0 million, or 16.9%, from the prior year-end total of $4.9 billion. A significant portion of the decrease in deposits during the first three months of 2001 was concentrated in our noninterest-bearing demand deposits and money market deposits, which decreased $406.2 million and $381.5 million, respectively. This decrease was explained by a slowdown in the capital markets and venture capital fundings which has reduced client liquidity levels.

Market Risk Management

Interest rate risk is the most significant market risk impacting us. Our monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as our market value of portfolio equity (MVPE). See our 2000 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2000. There have been no changes in the assumptions used by us in monitoring interest rate risk as of March 31, 2001. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk and equity price risk. The impact on us, resulting from these other two types of market risks, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At March 31, 2001, the Bank’s ratio of liquid assets to total deposits was 61.2%. This ratio is well in excess of our minimum policy guidelines and was slightly lower than the comparable ratio of 65.2% as of December 31, 2000. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of March 31, 2001, we were in compliance with all of these policy measures.

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

Stockholders' equity totaled $660.0 million at March 31, 2001, an increase of $45.8 million, or 7.5%, from the $614.1 million balance at December 31, 2000. This increase was primarily due to net income of $33.3 million for the three months ended March 31, 2001, combined with an increase in the after-tax net unrealized gains on available-for-sale securities of $5.2 million. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of March 31, 2001.

On April 5, 2001, our board of directors authorized a share repurchase program of up to 5 million shares of common stock. We intend to repurchase shares under the program, from time to time, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well capitalized financial institution.

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

Both Silicon's and Silicon Valley Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of March 31, 2001, and December 31, 2000. Capital ratios for Silicon Valley Bancshares are set forth below:

	March 31, 2001	December 31, 2000

Silicon Valley Bancshares:
Total risk-based capital ratio	19.2%	17.7%
Tier 1 risk-based capital ratio	17.9%	16.5%
Tier 1 leverage ratio	13.7%	12.0%

The increase in the total risk-based capital ratio and the Tier 1 risk-based capital ratio from December 31, 2000 to March 31, 2001 was primarily attributable to an increase in Tier 1 capital. This increase was due primarily to internally generated capital, primarily net income of $33.3 million. The Tier 1 leverage ratio also increased between December 31, 2000 and March 31, 2001, due to a decrease in quarterly average total assets.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at March 31, 2001, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits:

             10.47    Consulting Agreement between Silicon Valley Bancshares and John C. Dean.

(b)        Reports on Form 8-K:

             No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON VALLEY BANCSHARES

Date: May 15, 2001	/s/ Donal D. Delaney
Donal D. Delaney
Controller
(Principal Accounting Officer)