Form 10-Q
period 2001-06-30
SILICON VALLEY BANCSHARES
filed 2001-08-14
CIK 719739

.
As filed with the Securities and Exchange Commission on  August 14, 2001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

  At July 31, 2001, 48,440,449 shares of the registrant's common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value)	2001	2000

Assets:
Cash and due from banks	$404,121	$332,632
Federal funds sold and securities purchased under agreement to resell	387,945	1,389,734
Investment securities	1,856,266	2,107,590
Loans, net of unearned income	1,729,630	1,716,549
Allowance for loan losses	(74,000)	(73,800)

Net loans	1,655,630	1,642,749
Premises and equipment	22,829	18,493
Accrued interest receivable and other assets	95,970	135,577

Total assets	$4,422,761	$5,626,775

Liabilities, Minority Interest and Stockholders' Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,882,350	$2,448,758
NOW	27,462	57,857
Money market	949,083	1,519,563
Time	791,383	836,081

Total deposits	3,650,278	4,862,259
Other liabilities	48,524	81,138

Total liabilities	3,698,802	4,943,397

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	38,615	38,589
Minority interest	30,327	30,668
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding
Common stock, $0.001 par value, 150,000,000 shares authorized; 48,517,814 and 48,977,906 shares outstanding at June 30, 2001 and December 31, 2000, respectively	49	49
Additional paid-in capital	259,328	280,008
Retained earnings	392,566	335,098
Unearned compensation	(2,492)	(3,634)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	5,566	2,600

Total stockholders' equity	655,017	614,121

Total liabilities, minority interest and stockholders' equity	$4,422,761	$5,626,775

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended		For the six months ended

	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share amounts)	2001	2000	2001	2000

Interest income:
Loans	$49,617	$47,089	$100,522	$91,382
Investment securities	22,850	29,104	51,030	53,660
Federal funds sold and securities
purchased under agreement to resell	6,856	18,873	22,231	34,900

Total interest income	79,323	95,066	173,783	179,942
Interest expense	9,404	13,168	22,128	26,544

Net interest income	69,919	81,898	151,655	153,398
Provision for loan losses	5,931	11,058	10,834	23,630

Net interest income after provision
for loan losses	63,988	70,840	140,821	129,768

Noninterest income:
Client investment fees	9,246	8,237	21,036	13,856
Letter of credit and foreign
exchange income	2,914	4,695	7,460	8,326
Disposition of client warrants	2,427	16,755	6,505	56,109
Deposit service charges	1,924	868	2,746	1,582
Investment (losses) gains	(1,248)	2,245	(1,584)	32,133
Other	2,956	1,795	5,931	3,723

Total noninterest income	18,219	34,595	42,094	115,729

Noninterest expense:
Compensation and benefits	22,034	27,372	44,866	51,743
Professional services	6,113	6,277	11,653	8,723
Net occupancy	3,870	2,142	7,593	4,046
Business development and travel	2,419	2,292	5,393	4,735
Furniture and equipment	2,774	2,877	5,185	4,891
Telephone	1,061	711	1,919	1,207
Postage and supplies	844	901	1,857	1,689
Advertising and promotion	809	803	1,837	1,302
Trust preferred securities distributions	825	825	1,650	1,650
Retention and warrant incentive plans	418	2,936	818	12,786
Other	3,505	1,864	8,054	3,747

Total noninterest expense	44,672	49,000	90,825	96,519
Minority interest	713	-	1,216	-

Income before income tax expense	38,248	56,435	93,306	148,978
Income tax expense	14,116	22,700	35,838	60,588

Net income	$24,132	$33,735	$57,468	$88,390

Basic earnings per share	$0.50	$0.74	$1.18	$1.95
Diluted earnings per share	$0.48	$0.70	$1.14	$1.85

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the six months ended

	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2001	2000	2001	2000

Net income	$24,132	$33,735	$57,468	$88,390

Other comprehensive loss, net of tax:
Changes in unrealized (losses) gains on available-for-sale investments:
Unrealized holding (losses) gains	(1,526)	5,262	5,997	7,651
Less: Reclassification adjustment for gains included in net income
	(744)	(11,358)	(3,031)	(52,354)

Other comprehensive loss	(2,270)	(6,096)	2,966	(44,703)

Comprehensive income	$21,862	$27,639	$60,434	$43,687

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended

	June 30,	June 30,
(Dollars in thousands)	2001	2000

Cash flows from operating activities:
Net income	$57,468	$88,390
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,834	23,630
Minority interest	(1,216)	-
Depreciation and amortization	2,850	1,838
Net loss (gain) on sales of investment securities	1,584	(32,133)
Net gains on disposition of client warrants	(6,505)	(56,109)
Decrease (increase) in accrued interest receivable	12,985	(4,266)
Decrease in inventory	9,969	2,600
(Decrease) increase in unearned income	(3,186)	3,250
Decrease (increase) in taxes receivable	15,566	(152)
(Decrease) increase in retention, warrant and other incentive plan payable	(30,618)	13,318
Other, net	(1,182)	1,966

Net cash provided by operating activities	68,549	42,332

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	945,951	332,412
Proceeds from sales of investment securities	7,966	186,507
Purchases of investment securities	(692,271)	(941,157)
Net increase in loans	(31,267)	(6,291)
Proceeds from recoveries of charged off loans	10,738	5,882
Purchases of premises and equipment	(7,186)	(1,104)

Net cash provided by (used in) investing activities	233,931	(423,751)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,211,981)	735,817
Proceeds from issuance of common stock, net of issuance costs	8,301	19,387
Repurchase of common stock	(29,975)	-
Capital contributions from minority interest participants	875	-

Net cash (used in) provided by financing activities	(1,232,780)	755,204

Net (decrease) increase in cash and cash equivalents	(930,300)	373,785
Cash and cash equivalents at January 1,	1,722,366	1,176,102

Cash and cash equivalents at June 30,	$792,066	$1,549,887

Supplemental disclosures:
Interest paid	$22,061	$25,808
Income taxes paid	$32,784	$21,380

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies

The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the “Company”) conform with generally accepted accounting principles and prevailing practices within the banking industry. Certain reclassifications have been made to the Company’s 2000 consolidated financial statements to conform to the 2001 presentations. Such reclassifications had no effect on the results of operations or stockholders’ equity. The following is a summary of the significant accounting and reporting policies used in preparing the interim consolidated financial statements.

Nature of Operations

Silicon Valley Bancshares is a bank holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in California, and additionally has loan offices in Arizona, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves emerging growth and middle–market companies in targeted niches, focusing on the technology and life sciences industries, while also addressing other specific industries in which it can provide a higher level of service and better manage credit through specification and focus. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.

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

Interim Consolidated Financial Statements

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s consolidated financial position at June 30, 2001, the results of its operations and cash flows for the three and six months ended June 30, 2001, and June 30, 2000. The December 31, 2000 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2001 may not necessarily be indicative of the Company’s operating results for the full year.

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

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets include interest-bearing deposits in other financial institutions of $535,000 and $546,000 at June 30, 2001, and December 31, 2000, respectively.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

The Company is required to adopt the provisions of SFAS No. 141 immediately. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. As of June 30, 2001, the Company believes the adoption of SFAS No. 141 and No. 142 will not have a material impact on its consolidated financial position or results of operations.

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

The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,			Six Months Ended June 30,

(Dollars and shares in thousands,	Net		Per Share	Net		Per Share
except per share amounts)	Income	Shares	Amount	Income	Shares	Amount

2001:
Basic EPS:
Income available to common stockholders	$24,132	48,662	$0.50	$57,468	48,743	$1.18
Effect of Dilutive Securities:
Stock options and restricted stock	-	1,498	-	-	1,693	-

Diluted EPS:
Income available to common stockholders plus assumed conversions	$24,132	50,160	$0.48	$57,468	50,436	$1.14

2000:
Basic EPS:
Income available to common stockholders	$33,735	45,586	$0.74	$88,390	45,417	$1.95
Effect of Dilutive Securities:
Stock options and restricted stock	-	2,393	-	-	2,346	-

Diluted EPS:
Income available to common stockholders plus assumed conversions	$33,375	47,979	$0.70	$88,390	47,763	$1.85

3.  Loans

The detailed composition of loans, net of unearned income of $5.2 million and $8.4 million at June 30, 2001, and December 31, 2000, respectively, is presented in the following table:

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Commercial	$1,536,771	$1,531,468
Real estate construction	37,785	62,253
Real estate term	35,644	38,380
Consumer and other	119,430	84,448

Total loans	$1,729,630	$1,716,549

4.  Allowance for Loan Losses

The activity in the allowance for loan losses for the three and six months ended June 30, 2001 and 2000 was as follows:

	Three months ended June 30,		Six months ended June 30,

(Dollars in thousands)	2001	2000	2001	2000

Beginning balance	$73,800	$72,900	$73,800	$71,800
Provision for loan losses	5,931	11,058	10,834	23,630
Loans charged off	(9,026)	(11,259)	(21,372)	(27,512)
Recoveries	3,295	1,101	10,738	5,882

Balance at June 30,	$74,000	$73,800	$74,000	$73,800

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $24.3 million and $26.8 million at June 30, 2001, and June 30, 2000, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $9.6 and $10.4 million at June 30, 2000 and 2001, respectively. Average impaired loans for the second quarter of 2001 and 2000 totaled $24.7 million and $26.0 million, respectively.

5.  Common Stock Repurchase

The Company has repurchased approximately 1,200,000 shares of common stock totaling $30.0 million as of the end of the 2001 second quarter, in conjunction with the 5,000,000 share repurchase program authorized by the Board of Directors on April 5, 2001.

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the text under the caption "Risk Factors" included in our Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2001. We urge investors to consider these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

Certain reclassifications have been made to our prior years results to conform with 2001 presentations. Such reclassifications had no effect on our results of operations or stockholders' equity.

Earnings Summary

We reported net income of $24.1 million, or $0.48 per diluted share, for the second quarter of 2001, compared with net income of $33.7 million, or $0.70 per diluted share, for the second quarter of 2000. Net income totaled $57.5 million, or $1.14 per diluted share, for the six months ended June 30, 2001, versus $88.4 million, or $1.85 per diluted share, for the respective 2000 period. The annualized return on average assets (ROA) was 2.2% in the second quarter of 2001 versus 2.7% in the second quarter of 2000. The annualized return on average equity (ROE) for the second quarter of 2001 was 14.6%, compared to 33.1% in the second quarter of 2000. For the first six months of 2001, ROA was 2.4% and ROE was 17.8% versus 3.6% and 44.2%, respectively, for the comparable prior year period.

The decrease in net income during the three and six months ended June 30, 2001, as compared with the prior year respective periods, resulted primarily from a decline in both net interest income and noninterest income, partially offset by decreases in the provision for loan losses and in noninterest expense. The major components of net income and changes in these components are summarized in the following table for the three and six months ended June 30, 2001 and 2000, and are discussed in more detail below.

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2001	2000	2001	2000

Net interest income	$69,919	$81,898	$151,655	$153,398
Provision for loan losses	5,931	11,058	10,834	23,630
Noninterest income	18,219	34,595	42,094	115,729
Noninterest expense	44,672	49,000	90,825	96,519
Minority interest	713	-	1,216	-

Income before income taxes	38,248	56,435	93,306	148,978
Income tax expense	14,116	22,700	35,838	60,588

Net income	$24,132	$33,735	$57,468	$88,390

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

The following tables set forth average assets, liabilities, minority interest and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the three and six months ended June 30, 2001 and 2000, respectively.

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended June 30,

	2001			2000

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Federal funds sold and securities purchased under agreement to resell (1)	$600,415	$6,856	4.6%	$1,211,928	$18,873	6.3%
Investment securities:
Taxable	1,459,840	19,612	5.4	1,799,231	27,291	6.1
Non-taxable (2)	338,137	4,982	5.9	168,234	2,789	6.7
Loans:
Commercial	1,466,714	45,013	12.3	1,377,250	41,831	12.2
Real estate construction and term	83,992	2,499	11.9	124,773	3,372	10.9
Consumer and other	112,893	2,105	7.5	76,785	1,886	9.9

Total loans	1,663,599	49,617	12.0	1,578,808	47,089	12.0

Total interest-earning assets	4,061,991	81,067	8.0	4,758,201	96,042	8.1

Cash and due from banks	259,684			255,753
Allowance for loan losses	(75,675)			(74,090
Other assets	195,111			127,170

Total assets	$4,441,111			$5,067,034

Funding Sources:
Interest-Bearing Liabilities:
NOW deposits	$43,778	97	0.9	$58,260	184	1.3
Regular money market deposits	259,021	640	1.0	391,291	1,788	1.8
Bonus money market deposits	757,031	1,878	1.0	1,182,789	5,728	1.9
Time deposits	813,328	6,789	3.3	538,768	5,468	4.1

Total interest-bearing liabilities	1,873,158	9,404	2.0	2,171,108	13,168	2.4
Portion of noninterest-bearing funding sources	2,188,833			2,587,093

Total funding sources	4,061,991	9,404	0.9	4,758,201	13,168	1.1

Noninterest-Bearing Funding Sources:
Demand deposits	1,772,616			2,359,962
Other liabilities	62,043			87,770
Trust preferred securities (3)	38,604			38,552
Minority interest	30,205			-
Stockholders’ equity	664,485			409,642
Portion used to fund interest-earning assets	(2,188,833)			(2,587,093)

Total liabilities, minority interest and stockholders’ equity	$4,441,111			$5,067,034

Net interest income and margin		$71,663	7.1%		$82,874	7.0%

Total deposits	$3,645,774			$4,531,070

(1)	Includes average interest-bearing deposits in other financial institutions of $534 and $544 for the three months ended June 30, 2001 and 2000, respectively.

(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2001 and 2000. The tax equivalent adjustments were $1,744 and $976 for the three months ended June 30, 2001 and 2000, respectively.

(3)	The 8.25% annual distribution to SVB Capital I is recorded as a component of noninterest expense.

AVERAGE BALANCES, RATES AND YIELDS

	For the six months ended June 30,

	2001			2000

			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Interest-Earning Assets:
Federal funds sold and securities purchased under agreement to resell (1)	$845,152	$22,231	5.3%	$1,156,563	$34,900	6.1%
Investment securities:
Taxable	1,593,140	45,553	5.8	1,693,688	50,403	6.0
Non-taxable (2)	272,822	8,427	6.2	155,637	5,011	6.5
Loans:
Commercial	1,466,216	90,995	12.5	1,387,585	81,163	11.8
Real estate construction and term	93,531	5,300	11.4	130,374	6,852	10.6
Consumer and other	104,536	4,227	8.2	70,927	3,368	9.5

Total loans	1,664,283	100,522	12.2	1,588,886	91,383	11.6

Total interest-earning assets	4,375,397	176,733	8.1	4,594,774	181,697	8.0

Cash and due from banks	246,851			269,448
Allowance for loan losses	(76,953)			(72,701)
Other assets	194,423			156,691

Total assets	$4,739,718			$4,948,212

Funding Sources:
Interest-Bearing Liabilities:
NOW deposits	$51,041	225	0.9	$55,428	445	1.6
Regular money market deposits	288,632	1,773	1.2	405,339	3,692	1.8
Bonus money market deposits	856,492	5,523	1.3	1,340,399	13,307	2.0
Time deposits	823,455	14,607	3.6	448,207	9,101	4.1

Total interest-bearing liabilities	2,019,620	22,128	2.2	2,249,373	26,545	2.4
Portion of noninterest-bearing funding sources	2,355,777			2,345,401

Total funding sources	4,375,397	22,128	1.0	4,594,774	26,545	1.2

Noninterest-Bearing Funding Sources:
Demand deposits	1,935,807			2,170,640
Other liabilities	64,015			87,353
Trust preferred securities (3)	38,598			38,546
Minority interest	30,367			-
Stockholders’ equity	651,311			402,300

Portion used to fund interest-earning assets	(2,355,777)			(2,345,401)

Total liabilities, minority interest and stockholders’ equity	$4,739,718			$4,948,212

Net interest income and margin		$154,605	7.1%		$155,152	6.8%

Total deposits	$3,955,427			$4,420,013

(1)	Includes average interest-bearing deposits in other financial institutions of $533 and $454 for the six months ended June 30, 2001 and 2000, respectively.

(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2001 and 2000. The tax equivalent adjustments were $2,950 and $1,754 for the six months ended June 30, 2001 and 2000, respectively.

(3)	The 8.25% annual distribution to SVB Capital I is recorded as a component of noninterest expense.

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.”  Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.”  The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the periods indicated. Because of the numerous simultaneous volume and rate changes during any period, it is not possible to allocate such changes between volume and rate. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2001 and 2000.

	2001 Compared to 2000

	Three Months Ended June 30,			Six Months Ended June 30,

	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in

(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell	$(7,841)	$(4,176)	$(12,017)	$(8,686)	$(3,983)	$(12,669)
Investment securities	(2,201)	(3,285)	(5,486)	511	(1,945)	(1,434)
Loans	2,652	(124)	2,528	4,193	4,946	9,139

Decrease in interest income	(7,390)	(7,585)	(14,975)	(3,982)	(982)	(4,964)

Interest expense:
NOW deposits	(39)	(48)	(87)	(33)	(187)	(220)
Regular money market deposits	(486)	(662)	(1,148)	(906)	(1,013)	(1,919)
Bonus money market deposits	(1,633)	(2,217)	(3,850)	(3,970)	(3,814)	(7,784)
Time deposits	2,434	(1,113)	1,321	6,730	(1,224)	5,506

Increase (Decrease) in interest expense	276	(4,040)	(3,764)	1,821	(6,238)	(4,417)

(Decrease) Increase in net interest income	$(7,666)	$(3,545)	$(11,211)	$(5,803)	$5,256	$(547)

Net interest income, on a fully taxable-equivalent basis, totaled $71.7 million for the second quarter of 2001, a decrease of $11.2 million, or 13.5%, from the $82.9 million total for the second quarter of 2000. The decrease in net interest income was the result of a $15.0 million, or 15.6%, decrease in interest income, offset by a $3.8 million, or 28.6%, decrease in interest expense over the comparable prior year period.

The $15.0 million decrease in interest income for the second quarter of 2001, as compared to the second quarter of 2000, was the result of a $7.4 million unfavorable volume variance and a $7.6 million unfavorable rate variance. The unfavorable volume variance resulted from a $696.2 million, or 14.6%, decrease in average interest-earning assets over the comparable prior year period. The decrease in average interest-earning assets resulted from a decline in client deposits, which decreased $885.3 million, or 19.5%, compared to the second quarter of 2000. The decrease in average interest-earning assets was primarily centered in highly liquid, federal funds sold, securities purchased under agreement to resell and investment securities, which collectively decreased $781.0 million.

Average loans increased $84.8 million, or 5.4%, in the 2001 second quarter as compared to the 2000 second quarter, resulting in a $2.7 million favorable volume variance. This loan growth was primarily due to the current slowdown in our clients’ capital markets and venture capital funding.

Average investment securities for the second quarter of 2001 decreased $169.5 million, or 8.6%, as compared to the 2000 second quarter, resulting in a $2.2 million unfavorable volume variance. The decrease in investment securities was primarily centered in U.S. agency securities.

Average federal funds sold and securities purchased under agreement to resell decreased a combined $611.5 million, or 50.5%, in the second quarter of 2001 over the prior year second quarter, resulting in a $7.8 million unfavorable volume variance. This decrease was a result of the aforementioned decline in our clients’ average deposit balances.

Unfavorable rate variances associated with each component of interest-earning assets combined to decrease interest income by $7.6 million in the second quarter of 2001, as compared to the respective prior year period. Short-term market interest rates have decreased on an overall basis during the first half of 2001. As a result of this decrease, we earned lower yields during the second quarter of 2001 on federal funds sold, securities purchased under agreements to resell and our investment securities, a significant portion of which were short-term in nature, resulting in a $7.5 million unfavorable rate variance as compared to the prior year. In the 2001 second quarter we incurred a $0.1 million unfavorable rate variance associated with our loan portfolio. The average yield on loans of 12.0% in second quarter 2001 remained consistent with the respective prior year second quarter despite decreases in the overall short-term market interest rates. This is indicative of our efforts to negotiate improved loan pricing. Though we are currently experiencing reduced competition and client liquidity in the marketplace, and therefore believe we can maintain our improved loan pricing, the overall loan yield will be negatively impacted by further decreases in our prime rate.

The yield on average interest-earning assets decreased 10 basis points in the second quarter of 2001 from the comparable prior year period. This decrease primarily resulted from a decline in short-term market rates, thus, we earned lower yields on federal funds sold and securities purchased under agreement to resell and investment securities.

Total interest expense in the 2001 second quarter decreased $3.8 million from the second quarter of 2000. This decrease was due to a favorable rate variance of $4.0 million, partially offset by an unfavorable volume variance of $0.3 million. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit and time deposit products, from 1.9% and 4.1% in second quarter 2000 to 1.0% and 3.3% in second quarter 2001, respectively. The favorable rate variances were due to a reduction in short-term market interest rates.

The average cost of funds paid in the second quarter of 2001 was 0.9%, down from the 1.1% paid in the second quarter of 2000. The decrease in the average cost of funds was largely due to decreases of 90 basis points and 80 basis points in the average rate paid on our bonus money market and time deposit products, respectively.

Net interest income, on a fully taxable-equivalent basis, totaled $154.6 million for the first half  of  2001, a decrease of $0.5 million from the $155.2 million total for the first half of 2000. The decrease in net interest income was the result of a $5.0 million, or 2.7%, decrease in interest income, partially offset by a $4.4 million, or 16.6%, decrease in interest expense over the comparable prior year period.

The $5.0 million decrease in interest income for the first half of 2001, as compared to the first half of 2000, was the result of a $4.0 million unfavorable volume variance and a $1.0 million unfavorable rate variance. The unfavorable volume variance resulted from a $219.4 million, or 4.8%, decrease in average interest-earning assets over the comparable prior year period. The decrease in average interest-earning assets was primarily centered in highly liquid, federal funds sold, securities purchased under agreement to resell and investment securities, which collectively decreased $294.8 million.

The yield on average interest-earning assets increased 10 basis points in the first half of 2001 from the comparable prior year period. This increase primarily resulted from a rise in the average yield on loans, largely due to improved loan pricing, and a shift in the composition of interest-earning assets to higher-yielding assets such as loans.

Total interest expense in the first half of 2001 decreased $4.4 million from the first half of 2000. This decrease was due to a favorable rate variance of $6.2 million, offset by an unfavorable volume variance of  $1.8 million. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit product, from 2.0% in the first half of 2000 to 1.3% in the first half of 2001 due to a reduction in short-term market interest rates. The unfavorable volume variance resulted from a change in the mix of our interest-bearing liabilities.

The average cost of funds paid in the first half of 2001 was 1.0%, down from the 1.2% paid in the first half of 2000. The decrease in the average cost of funds was largely due to a decrease of 70 basis points in the average rate paid on our bonus money market deposit product.

Provision For Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Our provision for loan losses totaled $5.9 million for the second quarter of 2001, a $5.1 million, or 46.4%, decrease compared to the $11.1 million provision for the second quarter of 2000. The provision for loan losses decreased $12.8 million, or 54.2%, to a total of $10.8 million for the first six months of 2001 versus $23.6 million for the comparable 2000 period. See “Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2001	2000	2001	2000

Client investment fees	$9,246	$8,237	$21,036	$13,856
Letter of credit and foreign exchange income	2,914	4,695	7,460	8,326
Disposition of client warrants	2,427	16,755	6,505	56,109
Deposit service charges	1,924	868	2,746	1,582
Investment (losses) gains	(1,248)	2,245	(1,584)	32,133
Other	2,956	1,795	5,931	3,723

Total noninterest income	$18,219	$34,595	$42,094	$115,729

Noninterest income decreased $16.4 million, or 47.3%, to a total of $18.2 million in the second quarter of 2001 versus $34.6 million in the prior year second quarter. This decrease was largely due to a $14.3 million decrease in income from the disposition of client warrants and a $3.5 million decrease in investment gains. Noninterest income totaled $42.1 million for the first six months of 2001, a decrease of $73.6 million, or 63.6%, from $115.7 million in the comparable 2000 period. This decrease was largely due to a $49.6 million decline in income from the disposition of client warrants, combined with a $33.7 million decline in investment (losses) gains.

Client investment fees totaled $9.2 million and $21.0 million for the three and six months ended June 30, 2001, compared to $8.2 million and $13.9 million in the similar prior year periods. We offer off-balance sheet private label mutual fund products to clients on which we earn fees ranging from 42 to 107 basis points on the average balance in these products. At June 30, 2001, $9.4 billion in client funds were invested by clients off-balance sheet, including $7.2 billion in the mutual fund products compared to $10.2 billion and $7.1 billion for the comparative prior year period, respectively. The increase in client investment fees of $1.0 million reflects an increase in sales fees.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $2.9 million in the second quarter of 2001, a decrease of $1.8 million, or 37.9%, from the $4.7 million earned in the second quarter of 2000. For the first six months of 2001, letter of credit fees, foreign exchange fees and other trade finance income totaled $7.5 million, a decrease of $0.9 million, or 10.4%, compared to the $8.3 million in the first six months of 2000. The decreases reflect a reduction in the volume of foreign exchange transactions during 2001 versus the comparable prior year periods.

Income from the disposition of client warrants totaled $2.4 million and $6.5 million for the three and six months ended June 30, 2001, compared to $16.8 million and $56.1 million for the respective 2000 periods. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques we employee to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of income with any degree of accuracy and it is likely to vary materially from period to period.

Deposit service charges totaled $1.9 million for the three months ended June 30, 2001, an increase of $1.1 million, or 121.7%, from the $0.9 million reported in the second quarter of 2000. For the first six months of 2001 and 2000 deposit service charges totaled $2.7 million and $1.6 million, respectively. Clients compensate us for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by us as deposit service charges income. The growth in deposit service charges was primarily due to lower client earnings credits which resulted from lower average client deposit balances. Thus, we earned higher explicit deposit service charge payments.

We incurred $1.2 million and $1.6 million in losses on investment securities during the three and six months ended June 30, 2001, primarily related to the write-off of certain venture capital fund and direct equity investments. The gains during the first half of 2000 primarily related to a gain of $26.2 million realized on the sale of venture capital fund investment, which completed an initial public offering in 1999.

Other noninterest income largely consists of service-based fee income, and increased $1.2 million, or 64.7%, to $3.0 million in the second quarter of 2001 from $1.8 million in the second quarter of 2000. For the six months ended June 30, 2001, other noninterest income increased $2.2 million, or 59.3%, to $5.9 million from $3.7 million in the comparable 2000 period. This increase in other noninterest income was primarily due to venture capital fund management fees of $0.6 million and $1.3 million for the three and six months ended June 30, 2001, respectively. Additionally, we earned a higher volume of cash management and loan documentation services related to our growing client base.

Noninterest Expense

Noninterest expense in the second quarter of 2001 totaled $44.7 million, a $4.3 million, or 8.8%, decrease from the $49.0 million incurred in the comparable 2000 period. Noninterest expense totaled $90.8 million for the first six months of 2001, a decrease of $5.7 million, or 5.9%, from the $96.5 million total for the comparable 2000 period. We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with retention and warrant incentive plans, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. Our efficiency ratio for the 2001 second quarter was 50.9% versus 47.2% for the second quarter of 2000. Our efficiency ratio for the first six months of 2001 was 47.7%, versus 46.3% for the comparable 2000 period. The following table presents the detail of noninterest expense and the incremental contribution of each line item to our efficiency ratio:

	Three Months Ended June 30,

	2001		2000

		Percent of		Percent of
		Adjusted		Adjusted
(Dollars in thousands)	Amount	Revenues	Amount	Revenues

Compensation and benefits	$22,034	25.3%	$27,372	28.1%
Professional services	6,113	7.0	6,277	6.4
Net occupancy	3,870	4.5	2,142	2.2
Furniture and equipment	2,774	3.2	2,877	3.0
Business development and travel	2,419	2.8	2,292	2.4
Telephone	1,061	1.2	711	0.7
Postage and supplies	844	1.0	901	0.9
Trust preferred securities distributions	825	1.0	825	0.8
Advertising and promotion	809	0.9	803	0.8
Other	3,505	4.0	1,864	1.9

Total, excluding cost of retention and warrant incentive plans	44,254	50.9%	46,064	47.2%
Retention and warrant incentive plans	418		2,936

Total noninterest expense	$44,672		$49,000

	Six Months Ended June 30,

	2001		2000

		Percent of		Percent of
		Adjusted		Adjusted
(Dollars in thousands)	Amount	Revenues	Amount	Revenues

Compensation and benefits	$44,866	23.8%	$51,743	28.6%
Professional services	11,653	6.2	8,723	4.8
Net occupancy	7,593	4.0	4,046	2.2
Business development and travel	5,393	2.9	4,735	2.6
Furniture and equipment	5,185	2.6	4,891	2.7
Telephone	1,919	1.0	1,207	0.7
Postage and supplies	1,857	1.0	1,689	1.0
Advertising and promotion	1,837	1.0	1,302	0.7
Trust preferred securities distributions	1,650	0.9	1,650	0.9
Other	8,054	4.3	3,747	2.1

Total, excluding cost of retention and warrant incentive plans	90,007	47.7%	83,733	46.3%
Retention and warrant incentive plans	818		12,786

Total noninterest expense	$90,825		$96,519

Compensation and benefits expenses totaled $22.0 million in the second quarter of 2001, a $5.3 million, or 19.5%, decrease from the $27.4 million incurred in the second quarter of 2000. For the first six months of 2001, compensation and benefits expenses totaled $44.9 million, a decrease of $6.9 million, or 13.3%, compared to $51.7 million for the comparable 2000 period. The decrease in compensation and benefits expenses was largely the result of a decrease in performance-based compensation associated with our incentive bonuses and employee stock ownership plan. Average FTE were approximately 965 for the three and six months ended June 30, 2001 versus 783 and 771 for the respective prior year periods. The increase in FTE personnel was primarily due to a combination of our efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further growth in our FTE personnel is likely to slow for the remainder of 2001 as a result of the current economic slowdown in our marketplace.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our Board of Directors, totaled $6.1 million and $11.7 million for the three and six months ended June 30, 2001. The $11.7 million in professional services for the six months ended June 30, 2001 represented a $2.9 million or 33.6% increase over the comparable prior year period. The increase in professional services expenses reflects the extensive efforts undertaken by us to continue to build and support our infrastructure, as well as evaluate and pursue new business opportunities.

Occupancy, furniture and equipment expenses totaled $6.6 million for the three months ended June 30, 2001, an increase of $1.6 million, or 32.4%, from the $5.0 million for the three months ended June 30, 2000. Occupancy, furniture and equipment expenses totaled $12.8 million and $8.9 million for the six months ended June 30, 2001 and 2000. The increase in occupancy, furniture and equipment expenses in 2001, as compared to 2000, was primarily the result of our continued geographic expansion to develop and support new markets during 2000. Further geographic expansion is likely to slow for the remainder of 2001 as a result of the current economic slowdown in our marketplace.

Business development and travel expenses totaled $2.4 million and $5.4 million for the three and six months ended June 30, 2001, an increase of $0.1 million, or 5.5%, and $0.7 million, or 13.9%, compared to $2.3 million and $4.7 million in the comparable 2000 periods. The increase in business development and travel expenses was largely attributable to overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets.

Telephone expenses totaled $1.1 million and $1.9 million for the three and six months ended June 30, 2001, an increase of $0.4 million, or 49.2%, and $0.7 million, or 59.0%, compared to $0.7 million and $1.2 million in the comparable 2000 periods. The increase in telephone expense resulted from overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets.

Trust preferred securities distributions totaled $0.8 million and $1.7 million for the three and six months ended June 30, 2001 and 2000. These amounts resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.

Retention and warrant incentive plans expense totaled $0.4 million in the second quarter of 2001, a $2.5 million decrease from the $2.9 million incurred in the second quarter of 2000. Retention and warrant incentive plans expense totaled $0.8 million for the first six months of 2001, a $12.0 million decrease from the $12.8 million incurred in the first six months of 2000. Under the provisions of the retention and warrant incentive plans, employees are compensated with a fixed percentage of gains realized on warrant and certain venture capital fund and direct equity investments. The increase in retention and warrant plans expense was directly related to the increase in warrant, venture capital fund and direct equity investment gains over the comparable 2000 period.

Other noninterest expense totaled $3.5 million and $8.1 million for the three and six months ended June 30, 2001, an increase of $1.6 million, or 88.0%, and $4.3 million, or 114.9%, compared to $1.9 million and $3.7 million for the respective 2000 periods. The increase for the three months ended June 30, 2001, as compared to the prior year period was primarily attributable to amortization of tax credit fund investments of $1.2 million. The six months ended June 30, 2001, as compared to the similar prior year period also includes a one-time $2.2 million operational loss related to a system issue associated with our off-balance sheet client funds incurred in the 2001 first quarter.

Income Taxes

Our effective tax rate was 36.9% and 38.4% for the second quarter and first half of 2001, respectively, compared to 40.2% and 40.7% for the equivalent three and six month prior year periods, respectively. The change in rate was primarily due to an increase in items giving rise to permanent tax benefits.

Financial Condition

Our total assets were $4.4 billion at June 30, 2001, a decrease of $1.2 billion, or 21.4%, compared to $5.6 billion at December 31, 2000.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled a combined $387.9 million at June 30, 2001, a decrease of $1.0 billion, or 72.1%, compared to the $1.4 billion outstanding at December 31, 2000. This decrease was attributable to a decline in our clients’ deposit balances during the first half of 2001.

Investment Securities

Investment securities totaled $1.9 billion at June 30, 2001, a decrease of $251.3 million, or 11.9%, from the December 31, 2000 balance of $2.1 billion. This decrease resulted from a decline in our deposits during the first half of 2001, and primarily consisted of U.S. agency securities.

Based on July 31, 2001 market valuations, we had potential pre-tax warrant gains totaling $0.7 million related to 21 companies. We are restricted from exercising many of these warrants until the third and fourth quarters of 2001. As of June 30, 2001, we held 1,574 warrants in 1,203 companies, and had made investments in 227 venture capital funds and direct equity investments in 60 companies. Many of these companies are non-public. Thus, for those companies for which a readily determinable market value cannot be obtained, we value these equity instruments at cost less any identified impairment. Additionally, we are typically precluded from using any type of derivative instrument to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies. Furthermore, we may reinvest some or all of the income realized from the disposition of these equity instruments in pursuing our business strategies.

Loans

Total loans, net of unearned income, at June 30, 2001, were $1.7 billion, a slight increase of $13.1 million compared to the balance at December 31, 2000. We continue to increase the number of client lending relationships in most of our technology and life sciences niche practices as well as in specialized lending products.

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

The allowance for loan losses totaled $74.0 million at June 30, 2001, a slight increase of $0.2 million from the balance at December 31, 2000.

We incurred $9.0 million and $21.4 million in gross charge-offs during the three and six months ended June 30, 2001.

We believe our allowance for loan losses is adequate as of June 30, 2001. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets.

The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Nonperforming assets:
Loans past due 90 days or more	$305	$98
Nonaccrual loans	24,321	18,287

Total nonperforming assets	$24,626	$18,385

Nonperforming loans as a percentage of total loans	1.4%	1.1%
Nonperforming assets as a percentage of total assets	0.6%	0.3%

Allowance for loan losses:	$74,000	$73,800
As a percentage of total loans	4.3%	4.3%
As a percentage of nonaccrual loans	304.3. %	403.6%
As a percentage of nonperforming loans	300.5%	401.4%

Nonperforming loans totaled $24.6 million, or 1.4% of total loans, at June 30, 2001, an increase of $6.2 million, or 33.9%, from the prior year-end total of $18.4 million, or 1.1% of total loans. The increase in nonperforming loans was primarily due to one commercial credit, in our software niche, totaling $3.1 million. Our management believes nonperforming loans are adequately secured with collateral and reserves, and that any future charge-offs associated with these loans will not have a material impact on our future net income.

In addition to the loans disclosed in the foregoing analysis, we have identified three loans totaling $6.6 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Deposits

Total deposits were $3.7 billion at June 30, 2001, a decrease of $1.2 billion, or 24.9%, from the prior year-end total of $4.9 billion. A significant portion of the decrease in deposits during the first half of 2001 was concentrated in our noninterest-bearing demand deposits and money market deposits, which decreased $566.4 million and $570.5 million, respectively. This decrease was explained by a slowdown in the capital markets and venture capital fundings which has reduced our clients’ liquidity levels.

Market Risk Management

Interest rate risk is the most significant market risk impacting us. Our monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as our market value of portfolio equity (MVPE). See our 2000 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2000. There have been no changes in the assumptions used by us in monitoring interest rate risk as of June 30, 2001. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk and equity price risk. The impact on us, resulting from these other two types of market risks, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At June 30, 2001, the Bank’s ratio of liquid assets to total deposits was 55.7%. This ratio is well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of June 30, 2001, we were in compliance with all of these policy measures.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of common stock and retained earnings.

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

During the first half of 2001, the Company repurchased approximately 1,200,000 shares of common stock totaling approximately $30.0 million, in conjunction with the 5,000,000 share repurchase program authorized by the Board of Directors on April 5, 2001.

Stockholders’ equity totaled $655.0 million at June 30, 2001, an increase of $40.9 million, or 6.7%, from the $614.1 million balance at December 31, 2000. This increase was primarily due to net income of $57.5 million for the six months ended June 30, 2001 and net proceeds from the issuance of common stock of $8.3 million, partially offset by a repurchase of 1.2 million shares of common stock totaling approximately $30.0 million. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of June 30, 2001.

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

Both Silicon's and Silicon Valley Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of June 30, 2001, and December 31, 2000. Capital ratios for Silicon are set forth below:

	June 30,	December 31,
	2001	2000

Silicon Valley Bancshares:
Total risk-based capital ratio	19.3%	17.7%
Tier 1 risk-based capital ratio	18.0%	16.5%
Tier 1 leverage ratio	15.6%	12.0%

The increase in the total risk-based capital ratio and the Tier 1 risk-based capital ratio from December 31, 2000 to June 30, 2001 was primarily attributable to an increase in Tier 1 capital. This increase was due primarily to internally generated capital, primarily net income of $57.5 million. The Tier 1 leverage ratio also increased between December 31, 2000 and June 30, 2001, due to a decrease in quarterly average total assets.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at June 30, 2001, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 19, 2001. Each of the persons named in the Proxy Statement as a nominee for director was elected; the amendment to the Company’s  Certificate of Incorporation to increase the number of shares of authorized; the amendment to the Company’s 1997 Equity Incentive Plan; and the appointment of KPMG LLP as the Company’s independent auditors for 2001 was ratified. The following are the voting results on each of these matters:

Election of Directors	In Favor		Withheld

Gary K. Barr	43,770,210		281,138
James F. Burns, Jr.	43,755,768		295,580
John C. Dean	37,451,722		6,599,626
Alex W. Hart	43,769,160		282,188
Stephen E. Jackson	43,772,210		279,138
Daniel J. Kelleher	43,768,321		283,027
James R. Porter	43,741,816		309,532
Michela K. Rodeno	43,770,385		280,963
Kenneth P. Wilcox	37,014,960		7,036,388

Other Matters	In Favor	Opposed	Abstained

The amendment to the Company’s Certificate of Incorporation to increase the number of shares of authorized common stock, $0.001 par value per share, from 60,000,000 to 150,000,000	37,423,812	6,584,304	43,232

Other Matters	In Favor	Opposed	Abstained

The amendment to the Company’s 1997 Equity Incentive Plan to reserve an additional 2,000,000 million shares of common stock for issuance thereunder was approved.	36,363,445	7,494,084	193,819

Other Matters	In Favor	Opposed	Abstained

Ratification of the appointment of KPMG LLP as the Company’s independent auditors for 2001.	42,745,998	1,283,860	21,490

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)              Exhibits:

10.48    Part-time Employment Agreement between Silicon Valley Bancshares and Christopher T. Lutes.

10.49    Silicon Valley Bancshares 1997 Equity Incentive Plan, Amended as of May 16, 2001.

(b)        Reports on Form 8-K:

             No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON VALLEY BANCSHARES

Date: August 14, 2001	/s/ Donal D. Delaney

Donal D. Delaney
Controller
(Principal Accounting Officer)