Form 10-Q
period 2001-09-30
SILICON VALLEY BANCSHARES
filed 2001-11-14
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ________.

Commission File Number: 33-41102

SILICON VALLEY BANCSHARES

(Exact name of registrant as specified in its charter)

Delaware	91-1962278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3003 Tasman Drive Santa Clara, California	95054-1191
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒  No ☐

At October 31, 2001, 46,208,033 shares of the registrant's common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except par value)	2001	2000
Assets:
Cash and due from banks	$398,191	$332,632
Federal funds sold and securities purchased under agreement to resell	61,384	1,389,734
Investment securities	1,843,362	2,107,590
Loans, net of unearned income	1,725,719	1,716,549
Allowance for loan losses	(73,500)	(73,800)
Net loans	1,652,219	1,642,749
Premises and equipment	22,431	18,493
Goodwill	95,435	-
Accrued interest receivable and other assets	74,863	135,577
Total assets	$4,147,885	$5,626,775

Liabilities, Minority Interest and Stockholders' Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,635,787	$2,448,758
NOW	23,866	57,857
Money market	892,922	1,519,563
Time	756,507	836,081
Total deposits	3,309,082	4,862,259
Short-term borrowings	40,937	-
Other liabilities	39,493	81,138
Long-term debt	25,475	-
Total liabilities	3,414,987	4,943,397
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	38,628	38,589
Minority interest	30,157	30,668
Stockholders' Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding
Common stock, $0.001 par value, 150,000,000 shares authorized; 47,432,042 and 48,977,906 shares outstanding at September 30, 2001 and December 31, 2000, respectively	47	49
Additional paid-in capital	241,071	280,008
Retained earnings	411,168	335,098
Unearned compensation	(2,026)	(3,634)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	13,853	2,600
Total stockholders’ equity	664,113	614,121
Total liabilities, minority interest and stockholders’ equity	$4,147,885	$5,626,775

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share amounts)	2001	2000	2001	2000
Interest income:
Loans	$44,583	$47,743	$145,105	$139,125
Investment securities	20,875	30,035	71,905	83,695
Federal funds sold and securities purchased under agreement to resell	2,987	24,930	25,218	59,830
Total interest income	68,445	102,708	242,228	282,650
Interest expense	8,552	14,942	30,680	41,486
Net interest income	59,893	87,766	211,548	241,164
Provision for loan losses	5,890	22,679	16,724	46,309
Net interest income after provision for loan losses	54,003	65,087	194,824	194,855
Noninterest income:
Client investment fees	10,699	9,324	31,735	23,180
Letter of credit and foreign exchange income	2,709	5,239	10,169	13,565
Disposition of client warrants	350	21,189	6,855	77,299
Deposit service charges	1,550	900	4,296	2,482
Investment (losses) gains	(2,365)	3,817	(3,949)	35,950
Other	4,043	2,589	9,974	6,311
Total noninterest income	16,986	43,058	59,080	158,787
Noninterest expense:
Compensation and benefits	21,053	28,359	65,919	80,102
Professional services	6,572	5,166	18,225	13,889
Net occupancy	3,987	2,305	11,580	6,351
Furniture and equipment	4,287	2,798	9,472	7,689
Business development and travel	2,280	2,954	7,673	7,689
Telephone	1,058	849	2,977	2,056
Postage and supplies	1,078	874	2,935	2,563
Trust preferred securities distributions	825	825	2,475	2,475
Advertising and promotion	546	1,152	2,383	2,455
Retention and warrant incentive plans	69	2,855	887	15,640
Other	1,667	1,887	9,721	5,635
Total noninterest expense	43,422	50,024	134,247	146,544

Minority interest	2,224	209	3,440	209
Income before income tax expense	29,791	58,330	123,097	207,307
Income tax expense	11,189	23,391	47,027	83,978
Net income	$18,602	$34,939	$76,070	$123,329
Basic earnings per share	$0.39	$0.74	$1.57	$2.68
Diluted earnings per share	$0.38	$0.69	$1.52	$2.54

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2001	2000	2001	2000
Net income	$18,602	$34,939	$76,070	$123,329

Other comprehensive income (loss) , net of tax:
Changes in unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains	7,029	19,346	13,049	27,036
Less: Reclassification adjustment for (gains) losses included in net income	1,258	(14,979)	(1,796)	(67,372)
Other comprehensive income (loss)	8,287	4,367	11,253	(40,336)
Comprehensive income	$26,889	$39,306	$87,323	$82,993

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,	September 30,
(Dollars in thousands)	2001	2000
Cash flows from operating activities:
Net income	$76,070	$123,329
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,724	46,309
Minority interest	(3,440)	(209)
Depreciation and amortization	5,632	2,797
Net loss (gain) on sales of investment securities	3,949	(35,950)
Net gains on disposition of client warrants	(6,855)	(77,299)
Decrease in accrued interest receivable	16,474	1,908
Decrease (increase) in inventory	16,023	(12,267)
Increase in prepaid expenses	(892)	(1,179)
Increase in unearned income	3,086	844
Increase (decrease) in taxes payable	15,149	(1,253)
(Decrease) increase in retention, warrant and other incentive plan payable	(29,948)	14,835
Other, net	(1,599)	(8,113)
Net cash provided by operating activities	110,373	53,752
Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	1,259,994	742,335
Proceeds from sales of investment securities	8,821	212,499
Purchases of investment securities	(982,197)	(1,178,200)
Net increase in loans	(41,502)	(26,522)
Proceeds from recoveries of charged off loans	12,222	7,519
Payment for acquisition	(30,000)	-
Purchases of premises and equipment	(9,381)	(3,800)
Net cash provided by (used in) investing activities	217,957	(246,169)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,553,177)	690,489
Proceeds from issuance of common stock, net of issuance cost	11,604	113,499
Repurchase of common stock	(52,477)	-
Capital contributions from minority interest participants	2,929	17,564
Net cash (used in) provided by financing activities	(1,591,121)	821,552
Net (decrease) increase in cash and cash equivalents	(1,262,791)	629,135
Cash and cash equivalents at January 1,	1,722,366	1,176,102
Cash and cash equivalents at September 30,	$459,575	$1,805,237
Supplemental disclosures:
Interest paid	$30,827	$40,630
Income taxes paid	$32,979	$98,362
Noncash financing activities:
Fair value of net assets acquired	$978	$-
Short-term borrowings	$40,937	$-
Long-term debt	$25,475	$-

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies

The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the “Company”) conform with accounting principles generally accepted in the United States and prevailing practices within the banking industry. Certain reclassifications have been made to the Company’s 2000 consolidated financial statements to conform to the 2001 presentations. Such reclassifications had no effect on the results of operations or stockholders’ equity. The following is a summary of the significant accounting and reporting policies used in preparing the interim consolidated financial statements.

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

Interim Consolidated Financial Statements

The accompanying financial data as of September 30, 2001 and for the three and nine months ended September 30, 2001 and September 30, 2000 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The December 31, 2000 consolidated financial statements were derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2001 may not necessarily be indicative of the Company’s operating results for the full year.

Basis of Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and the results of operations for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to possible change in the near term relates to the determination of the allowance for loan losses. An estimate of possible changes or range of possible changes cannot be made.

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

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets includes interest-bearing deposits in other financial institutions of $536,000 and $549,000 at September 30, 2001, and December 31, 2000, respectively.

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

Business Combinations

The Company accounts for business combinations in accordance with the provisions of SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.

Goodwill and Identifiable Intangible Assets

The Company accounts for Goodwill and identifiable intangibles assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121.  For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).  Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill.  Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002.  Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.  The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company’s financial statements.

2.  Business Combination

On September 28, 2001, SVB Securities, Inc., a wholly owned subsidiary of the Bank completed its acquisition of Alliant Partners. The Bank agreed to purchase the assets of Alliant Partners for a total of $100.0 million, due in several installments of cash and common stock. These installments are payable over the four years, subject to conditions being satisfied. Alliant Partners will have an opportunity to receive consideration of up to an additional $85.0 million, subject to achieving financial performance criteria. The first installment payment of $30.0 million was paid in cash on September 28, 2001. The remaining $70.0 million was discounted at current market interest rates and recorded as debt. The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of purchase price, totaling $95.4 million, over the estimated fair values of the net assets acquired has been recorded as goodwill.  The business combination was recorded in accordance with SFAS No. 141.

3.  Earnings Per Share

The Company computes net income per share in accordance with SFAS No. 128, “Earnings per Share.”  Under the provisions of SFAS No. 128, basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if financial instruments or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2001 and 2000.

(Dollars and shares in thousands, except per share amounts)	Three Months Ended September 30,			Nine Months Ended September 30,
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
2001:
Basic EPS:
Income available to common Stockholders	$18,602	47,819	$0.39	$76,070	48,434	$1.57
Effect of Dilutive Securities:
Stock options and restricted stock	-	1,155	-	-	1,492	-

Diluted EPS:
Income available to common stockholders plus assumed conversions	$18,602	48,974	$0.38	$76,070	49,926	$1.52

2000:
Basic EPS:
Income available to common stockholders	$34,939	47,334	$0.74	$123,329	46,061	$2.68
Effect of Dilutive Securities:
Stock options and restricted stock	-	2,952	-	-	2,563	-

Diluted EPS:
Income available to common stockholders plus assumed conversions	$34,939	50,286	$0.69	$123,329	48,624	$2.54

4.  Loans

The detailed composition of loans, net of unearned income of $11.5 million and $8.4 million at September 30, 2001, and December 31, 2000, respectively, is presented in the following table:

	September 30,	December 31,
(Dollars in thousands)	2001	2000
Commercial	$1,536,177	$1,531,468
Real estate construction	31,535	62,253
Real estate term	33,358	38,380
Consumer and other	124,649	84,448
Total loans	$1,725,719	$1,716,549

5.  Allowance for Loan Losses

The activity in the allowance for loan losses for the three and nine months ended September 30, 2001 and 2000 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2001	2000	2001	2000

Beginning balance

$

74,000

$

73,800

$

73,800

$

71,800

Provision for loan losses	5,890	22,679	16,724	46,309
Loans charged off	(7,874)	(24,316)	(29,246)	(51,828)

Recoveries

1,484

1,637

12,222

7,519

Ending balance

	$73,500	$73,800	$73,500	$73,800

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $19.9 million and $18.5 million at September 30, 2001, and September 30, 2000, respectively. Allocations of the allowance for loan losses related to impaired loans totaled $8.5 million at September 30, 2001, and $8.3 million at September 30, 2000. Average impaired loans for the third quarters of 2001 and 2000 totaled $23.5 million and $29.1 million, respectively.

6.  Borrowings

As of September 30, 2001, the Company had $40.9 million, and $25.5 million in short-term borrowings and long-term debt, respectively. These borrowings were recorded in relation to the  acquisition of Alliant partners. The short-term note payable, due September 30, 2002, has a face value of $42.0 million. The long-term note payable, due in three equal annual installments commencing September 30, 2003, has a face value of $28.0 million. These notes were discounted over their respective terms, based on September 28, 2001 market rates.

7.  Common Stock Repurchase

The Company has repurchased approximately 2,339,500 shares of common stock totaling $52.5 million as of the end of the 2001 third quarter, in conjunction with the 5,000,000 share repurchase program authorized by the Board of Directors on April 5, 2001.

ITEM 2       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Earnings Summary

We reported net income of $18.6 million, or $0.38 per diluted share, for the third quarter of 2001, compared with net income of $34.9 million, or $0.69 per diluted share, for the third quarter of 2000. Net income totaled $76.1, or $1.52 per diluted share, for the nine months ended September 30, 2001, versus $123.3 million, or $2.54 per diluted share, for the comparable 2000 period. The annualized return on average assets (ROA) was 1.8% in the third quarter of 2001 versus 2.6% in the third quarter of 2000. The annualized return on average equity (ROE) for the third quarter of 2001 was 11.1%, compared to 27.0% in the 2000 third quarter. For the first nine months of 2001, ROA was 2.2% and ROE was 15.5% versus 3.2% and 37.4%, respectively, for the comparable 2000 period.

The decrease in net income during the three and nine months ended September 30, 2001, as compared with the prior year respective periods, resulted primarily from a decline in both net interest income and noninterest income, partially offset by decreases in the provision for loan losses and in noninterest expense. The major components of net income and changes in these components are summarized in the following table for the three and nine months periods ended September 30, 2001 and 2000, and are discussed in more detail below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2001	2000	2001	2000
Net interest income	$59,893	$87,766	$211,548	$241,164
Provision for loan losses	5,890	22,679	16,724	46,309
Noninterest income	16,986	43,058	59,080	158,787
Noninterest expense	43,422	50,024	134,247	146,544
Minority interest	2,224	209	3,440	209
Income before income taxes	29,791	58,330	123,097	207,307
Income tax expense	11,189	23,391	47,027	83,978
Net income	$18,602	$34,939	$76,070	$123,329

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

The following tables set forth average assets, liabilities, minority interest and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the three and nine months ended September 30, 2001 and 2000, respectively.

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended September 30,
	2001			2000
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Federal funds sold and securities purchased under agreement to resell (1)	$323,628	$2,987	3.7%	$1,500,532	$24,930	6.6%
Investment securities:
Taxable	1,454,370	18,004	4.9	1,830,899	28,204	6.1
Non-taxable (2)	326,064	4,417	5.4	169,207	2,817	6.6
Loans:
Commercial	1,439,677	40,719	11.2	1,379,895	42,912	12.4
Real estate construction and term	65,750	1,711	10.3	116,694	3,025	10.3
Consumer and other	119,338	2,153	7.2	72,509	1,806	9.9
Total loans	1,624,765	44,583	10.9	1,569,098	47,743	12.1
Total interest-earning assets	3,728,867	69,991	7.4	5,069,736	103,694	8.1
Cash and due from banks	262,485			258,205
Allowance for loan losses	(75,825)			(75,887)
Goodwill	3,112			-
Other assets	175,901			155,065
Total assets	$4,094,540			$5,407,119
Funding Sources:
Interest-Bearing Liabilities:
NOW deposits	$34,811	83	0.9	$62,223	185	1.2
Regular money market deposits	252,331	631	1.0	359,571	1,657	1.8
Bonus money market deposits	659,974	1,650	1.0	1,275,729	6,222	1.9
Time deposits	779,910	6,188	3.1	664,168	6,878	4.1
Short-term borrowings	1,335	-	-	-	-	-
Long-term debt	831	-	-	-	-	-
Total interest-bearing liabilities	1,729,192	8,552	2.0	2,361,691	14,942	2.5
Portion of noninterest-bearing funding sources	1,999,675			2,708,045
Total funding sources	3,728,867	8,552	0.9	5,069,736	14,942	1.2
Noninterest-Bearing Funding Sources:
Demand deposits	1,595,746			2,399,315
Other liabilities	34,756			87,762
Trust preferred securities (3)	38,617			38,565
Minority interest	30,957			5,218
Stockholders’ equity	665,272			514,568
Portion used to fund interest-earning assets	(1,999,675)			(2,708,045)
Total liabilities, minority interest and stockholders’ equity	$4,094,540			$5,407,119
Net interest income and margin		$61,439	6.5%		$88,752	7.0%
Total deposits	$3,322,772			$4,761,006

(1)   Includes average interest-bearing deposits in other financial institutions of $535 thousand and $547 thousand for the three months ended September 30, 2001 and 2000, respectively.

(2)   Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2001 and 2000. The tax equivalent adjustments were $1,546 thousand and $986 thousand for the three months ended September 30, 2001 and 2000, respectively.

(3)   The 8.25% annual distribution to SVB Capital I is recorded as a component of noninterest expense.

AVERAGE BALANCES, RATES AND YIELDS

	For the nine months ended September 30,
	2001			2000
			Average			Average
	Average		Yield/	Averag		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-Earning Assets:
Federal funds sold and securities purchased under agreement to resell (1)	$669,414	$25,218	5.0%	$1,272,057	$59,830	6.3%
Investment securities:
Taxable	1,546,375	63,557	5.5	1,739,759	78,607	6.0
Non-taxable (2)	290,764	12,844	5.9	160,193	7,828	6.5
Loans:
Commercial	1,457,273	131,713	12.1	1,385,003	124,075	12.0
Real estate construction and term	84,169	7,011	11.1	125,781	9,877	10.5
Consumer and other	109,523	6,381	7.8	71,458	5,173	9.7
Total loans	1,650,965	145,105	11.8	1,582,242	139,125	11.7
Total interest-earning assets	4,157,518	246,724	7.9	4,754,251	285,390	8.0
Cash and due from banks	252,120			265,673
Allowance for loan losses	(76,573)			(73,771)
Goodwill	1,049			-
Other assets	188,181			156,144
Total assets	$4,522,295			$5,102,297
Funding Sources:
Interest-Bearing Liabilities:
NOW deposits	$45,571	308	0.9	$57,710	629	1.5
Regular money market deposits	276,399	2,404	1.2	389,971	5,349	1.8
Bonus money market deposits	790,266	7,173	1.2	1,318,685	19,529	2.0
Time deposits	808,780	20,795	3.4	520,720	15,979	4.1
Short-term borrowings	450	-	-	-	-	-
Long-term debt	280	-	-	-	-	-
Total interest-bearing liabilities	1,921,746	30,680	2.1	2,287,086	41,486	2.4
Portion of noninterest-bearing funding sources	2,235,772			2,467,165
Total funding sources	4,157,518	30,680	1.0	4,754,251	41,486	1.2

Noninterest-Bearing Funding Sources:
Demand deposits	1,821,208			2,247,421
Other liabilities	54,155			87,490
Trust preferred securities (3)	38,604			38,552
Minority interest	30,566			1,752
Stockholders’ equity	656,016			439,996
Portion used to fund interest-earning assets	(2,235,772)			(2,467,165)
Total liabilities, minority interest and stockholders’ equity	$4,522,295			$5,102,297
Net interest income and margin		$216,044	6.9%		$243,904	6.9%
Total deposits	$3,742,224			$4,534,507

(1)   Includes average interest-bearing deposits in other financial institutions of $534 thousand and $485 thousand for the nine months ended September 30, 2001 and 2000, respectively.

(2)   Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2001 and 2000. The tax equivalent adjustments were $4,496 thousand and $2,740 thousand for the nine months ended September 30, 2001 and 2000, respectively.

(3)   The 8.25% annual distributions to SVB Capital I is recorded as a component of noninterest expense.

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

	2001 Compared to 2000
	Three Months Ended September 30,			Nine Months Ended September 30,
	Increase (Decrease )			Increase (Decrease)
	Due to Change in			Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest Income:
Federal funds sold and securities purchased under agreement to resell	$(13,988)	$(7,955)	$(21,943)	$(24,399)	$(10,213)	$(34,612)
Investment securities	(2,975)	(5,625)	(8,600)	(2,512)	(7,522)	(10,034)
Loans	1,688	(4,848)	(3,160)	5,914	66	5,980
Decrease in interest income	(15,275)	(18,428)	(33,703)	(20,997)	(17,669)	(38,666)
Interest Expense:
NOW deposits	(70)	(32)	(102)	(115)	(206)	(321)
Regular money market deposits	(404)	(622)	(1,026)	(1,306)	(1,639)	(2,945)
Bonus money market deposits	(2,272)	(2,300)	(4,572)	(6,289)	(6,067)	(12,356)
Time deposits	1,089	(1,779)	(690)	7,717	(2,901)	4,816
Decrease in interest expense	(1,657)	(4,733)	(6,390)	7	(10,813)	(10,806)
Decrease in net interest income	$(13,618)	$(13,695)	$(27,313)	$(21,004)	$(6,856)	$(27,860)

Net interest income, on a fully taxable-equivalent basis, totaled $61.4 million for the third quarter of 2001, a decrease of $27.3 million, or 30.8%, from the $88.8 million total for the third quarter of 2000. The decrease in net interest income was the result of a $33.7 million, or 32.5%, decline in interest income, offset by a $6.4 million, or 42.8%, decrease in interest expense over the comparable prior year period.

The $33.7 million decrease in interest income for the third quarter of 2001, as compared to the third quarter of 2000, was the result of a $15.3 million unfavorable volume variance and a $18.4 million unfavorable rate variance. The unfavorable volume variance resulted from a $1.3 billion, or 26.4%, decrease in average interest-earning assets over the comparable prior year period. The decrease in average interest-earning assets resulted primarily from a decline in client deposits, which decreased $1.4 billion, or 30.2%, compared to the third quarter of 2000. The decrease in average interest-earning assets was primarily centered in highly liquid federal funds sold, securities purchased under agreement to resell, which decreased $1.2 billion and investment securities, which decreased $219.7 million.

Average loans increased $55.7 million, or 3.5%, in the 2001 third quarter as compared to the 2000 third quarter, resulting in a $1.7 million favorable volume variance. This loan growth was primarily due to the current slowdown in our clients’ capital markets and venture capital funding.

Average investment securities for the third quarter of 2001 decreased $219.7 million, or 11.0%, as compared to the 2000 third quarter, resulting in a $3.0 million unfavorable volume variance. The decrease in investment securities was primarily centered in U.S. agency securities.

Average federal funds sold and securities purchased under agreement to resell decreased a combined $1.2 billion or 78.4%, in the third quarter of 2001 over the prior year third quarter, resulting in a $14.0 million unfavorable volume variance. This decrease was also a result of the aforementioned decline in our clients’ average deposit balances.

Unfavorable rate variances associated with each component of interest-earning assets combined to decrease interest income by $18.4 million in the third quarter of 2001, as compared to the respective prior year period. Short-term market interest rates have decreased on an overall basis during the first nine months of 2001. As a result of this decrease, we earned lower yields during the third quarter of 2001 on federal funds sold, securities purchased under agreements to resell and our investment securities, a significant portion of which were short-term in nature, resulting in a $13.6 million unfavorable rate variance as compared to the prior year. In the 2001 third quarter, we incurred a $4.8 million unfavorable rate variance associated with our loan portfolio. The average yield on loans decreased 120 basis points to 10.9% in third quarter 2001 from 12.1% in the respective prior year third quarter due to decreases in the overall short-term market interest rates.

The yield on average interest-earning assets decreased 70 basis points in the third quarter of 2001 from the comparable prior year period. This decrease primarily resulted from a decline in short-term market rates, thus, we earned lower yields on each component of our interest-earning assets.

Total interest expense in the 2001 third quarter decreased $6.4 million from the third quarter of 2000. This decrease was due to a favorable rate variance of $4.7 million, combined with a favorable volume variance of $1.7 million. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit from 1.9% to 1.0% and on our time deposit products from 4.1% to 3.1%. The favorable rate variances were due to a reduction in short-term market interest rates.

The average cost of funds paid in the third quarter of 2001 was 0.9%, down from the 1.2% paid in the third quarter of 2000. The decrease in the average cost of funds was largely due to a decrease of 90 basis points in the average rate paid on our bonus money market deposit product, and a decrease of 100 basis points in the average rate paid on our time deposits.

Net interest income, on a fully taxable-equivalent basis, totaled $216.0 million for the first nine months of 2001, a decrease of $27.9 million, or 11.4%, from the $243.9 million total for the first nine months of 2000. The decrease in net interest income was the result of a $38.7 million, or 13.5%, decrease in interest income, partially offset by a $10.8 million, or 26.0%, decrease in interest expense over the comparable prior year period.

The $38.7 million decrease in interest income for the first nine months of 2001, as compared to the first nine months of 2000, was the result of a $21.0 million unfavorable volume variance and a $17.7 million unfavorable rate variance. The unfavorable volume variance resulted from a $596.7 million, or 12.6%, decrease in average interest-earning assets over the comparable prior year period. The decrease in average interest-earning assets was primarily centered in highly liquid federal funds sold, securities purchased under agreement to resell and investment securities, which collectively decreased $665.5 million.

Average loans increased $68.7 million, or 4.3%, in the first nine months of 2001 as compared to the comparative prior year period, resulting in a $5.9 million favorable volume variance. This loan growth was primarily due to the current slowdown in our clients’ capital markets and venture capital funding.

The yield on average interest-earning assets decreased 10 basis points in the first nine months of 2001 from the comparable prior year period. This decrease primarily resulted from a decline in short-term market rates, thus, we earned lower yields on each component of our interest-earning assets.

Total interest expense in the first nine months of 2001 decreased $10.8 million from the first nine months of 2000. This decrease was due to a favorable rate variance of $10.8 million. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit products from 2.0% to 1.2% and a reduction on the average rates paid on our time deposit products from 4.1% to 3.4%.

The average cost of funds paid in the first nine months of 2001 was 1.0%, down from the 1.2% paid in the first nine months of 2000. The decrease in the average cost of funds was largely due to a decrease of 80 basis points in the average rate paid on our bonus money market deposit product and a decrease of 70 basis points paid on our time deposits.

Provision For Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Our provision for loan losses totaled $5.9 million for the third quarter of 2001, a $16.8 million, or 74.0%, decrease compared to the $22.7 million provision for the third quarter of 2000. The provision for loan losses decreased $29.6 million, or 63.9%, to a total of $16.7 million for the first nine months of 2001 versus $46.3 million for the comparable 2000 period. See “Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2001	2000	2001	2000

Client investment fees

$

10,699

$

9,324

$

31,735

$

23,180

Letter of credit and foreign exchange income

2,709

5,239

10,169

13,565

Disposition of client warrants

350

21,189

6,855

77,299

Deposit service charges

1,550

900

4,296

2,482

Investment (losses) gains

(2,365

)

3,817

(3,949

)

35,950

Other	4,043	2,589	9,974	6,311
Total noninterest income	$16,986	$43,058	$59,080	$158,787

Noninterest income decreased $26.1 million, or 60.6%, to a total of $17.0 million in the third quarter of 2001 versus $43.1 million in the prior year third quarter. This decrease was largely due to a $20.8 million decrease in income from the disposition of client warrants and a $6.2 million decrease in investment gains. Noninterest income totaled $59.1 million for the first nine months of 2001, a decrease of $99.7 million, or 62.8%, from $158.8 million in the comparable 2000 period. This decrease was largely due to a $70.4 million decline in income from the disposition of client warrants, combined with a $39.9 million decline in investment (losses) gains.

Client investment fees totaled $10.7 million and $31.7 million for the three and nine months ended September 30, 2001, compared to $9.3 million and $23.2 million in the similar prior year periods. We offer off-balance sheet private label mutual fund products to clients on which we earn fees ranging from 42 to 107 basis points on the average balance in these products. At September 30, 2001, $9.4 billion in client funds were invested by clients off-balance sheet, including $8.8 billion in the mutual fund products compared to $11.3 billion and $8.0 billion for the comparative prior year period, respectively. The increase in client investment fees of $1.4 million reflects an increase in sales fees.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $2.7 million in the third quarter of 2001, a decrease of $2.5 million, or 48.3%, from the $5.2 million earned in the third quarter of 2000. For the first nine months of 2001, letter of credit fees, foreign exchange fees and other trade finance income totaled $10.2 million, a decrease of $3.4 million, or 25.0%, compared to the $13.6 million in the first nine months of 2000. The decreases reflect a reduction in the volume of foreign exchange transactions during 2001 versus the comparable prior year periods.

Income from the disposition of client warrants totaled $0.4 million and $6.9 million for the three and nine months ended September 30, 2001, compared to $21.2 million and $77.3 million for the respective 2000 periods. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily, as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of income with any degree of accuracy and it is likely to vary materially from period to period.

Deposit service charges totaled $1.6 million for the three months ended September 30, 2001, an increase of $0.7 million, or 72.2%, from the $0.9 million reported in the third quarter of 2000. For the first nine months of 2001 and 2000 deposit service charges totaled $4.3 million and $2.5 million, respectively. Clients compensate us for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by us as deposit service charges income. The growth in deposit service charges was primarily due to lower client earnings credits which resulted from lower average client deposit balances. Thus, we earned higher explicit deposit service charge payments.

We incurred $2.4 million and $3.9 million in losses on investment securities during the three and nine months ended September 30, 2001, primarily related to the write-off of certain venture capital fund and direct equity investments.The 2001 third quarter investment losses include $1.8 million related to minority interest losses in the SVB Strategic Investors Fund, LP, and Silicon Valley BancVentures, LP. The gains during the first nine months of 2000 primarily related to a gain of $26.2 million realized on the sale of venture capital fund investment, which completed an initial public offering in 1999.

Other noninterest income largely consists of service-based fee income, and increased $1.4 million, or 56.2%, to $4.0 million in the third quarter of 2001 from $2.6 million in the third quarter of 2000. For the nine months ended September 30, 2001, other noninterest income increased $3.7 million, or 58.0%, to $10.0 million from $6.3 million in the comparable 2000 period. This increase in other noninterest income was primarily due to venture capital fund management fees of $0.8 million and $2.4 million for the three and nine months ended September 30, 2001, respectively. Additionally, we earned a higher volume of cash management and loan documentation services related to our growing client base.

Noninterest Expense

Noninterest expense in the third quarter of 2001 totaled $43.4 million, a $6.6 million, or 13.2%, decrease from the $50.0 million incurred in the comparable 2000 period. Noninterest expense totaled $134.2 million for the first nine months of 2001, a decrease of $12.3 million, or 8.4%, over the $146.5 million total for the comparable 2000 period. We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of noninterest expense, excluding costs associated with minority interest and retention and warrant incentive plans, by adjusted revenues, defined as the total of net interest income and noninterest income, excluding income from the disposition of client warrants and gains or losses related to sales of investment securities. Our efficiency ratio for the 2001 third quarter was 54.3% versus 44.6% for the third quarter of 2000. Our efficiency ratio for the first nine months of 2001 was 49.2%, versus 45.7% for the comparable 2000 period. The following table presents the detail of noninterest expense and the incremental contribution of each line item to our efficiency ratio:

	Three Months Ended September 30,
	2001		2000
		Percent of		Percent of
		Adjusted		Adjusted
(Dollars in thousands)	Amount	Revenues	Amount	Revenues
Compensation and benefits	$21,053	26.7%	$28,359	26.8%
Professional services	6,572	8.3	5,166	4.9
Furniture and equipment	4,287	5.4	2,798	2.6
Net occupancy	3,987	5.1	2,305	2.2
Business development and travel	2,280	2.9	2,954	2.8
Postage and supplies	1,078	1.4	874	0.8

Telephone

1,058

1.3

849

0.8

Trust preferred securities distributions	825	1.0	825	0.8
Advertising and promotion	546	0.7	1,152	1.1
Other	1,667	2.2	1,887	1.8
Expenses incurred by minority interest	(536)	(0.7)	-	-
Total, excluding retention, warrant incentive plans and minority interest

42,817

54.3

%

47,169

44.6

%

Retention and warrant incentive plans	69		2,855
Expenses incurred by minority interest	536		-
Total noninterest expense	$43,422		$50,024

	Nine Months Ended September 30,
	2001		2000
		Percent of		Percent of
		Adjusted		Adjusted
(Dollars in thousands)	Amount	Revenues	Amount	Revenues
Compensation and benefits	$65,919	24.7%	$80,102	27.9%

Professional services

18,225

6.8

13,889

4.8

Net occupancy	11,580	4.3	6,351	2.2
Furniture and equipment	9,472	3.5	7,689	2.7
Business development and travel	7,673	2.9	7,689	2.7
Telephone	2,977	1.1	2,056	0.7
Postage and supplies	2,935	1.1	2,563	0.9
Trust preferred securities distributions	2,475	0.9	2,475	0.9
Advertising and promotion	2,383	0.9	2,455	0.9
Other	9,721	3.7	5,635	2.0
Expenses incurred by minority interest	(1,855)	(0.7)	-	-
Total, excluding retention, warrant incentive plans and minority interest	131,505	49.2%	130,904	45.7%
Retention and warrant incentive plans	887		15,640
Expenses incurred by minority interest	1,855		-
Total noninterest expense	$134,247		$146,544

Compensation and benefits expenses totaled $21.1 million in the third quarter of 2001, a $7.3 million, or 25.8%, decrease from the $28.4 million incurred in the third quarter of 2000. For the first nine months of 2001, compensation and benefits expenses totaled $65.9 million, a decrease of $14.2 million, or 17.7%, compared to $80.1 million for the comparable 2000 period. The decrease in compensation and benefits expenses was largely the result of a decrease in performance-based compensation associated with our incentive bonuses and employee stock ownership plan. Average FTE were approximately 964 and 958 for the three and nine months ended September 30, 2001 versus 860 and 790 for the respective prior year periods. The increase in FTE personnel was primarily due to a combination of our efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. Further, we are taking specific measures to control FTE for the remainder of 2001 as a result of the current economic slowdown in our marketplace.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our Board of Directors, totaled $6.6 million and $18.2 million for the three and nine months ended September 30, 2001, an increase of $1.4 million, or 27.2%, and $4.3 million, or 31.2%, compared to $5.2 million and $13.9 million in the comparable 2000 periods. The increase in professional services expenses reflects the extensive efforts undertaken by us to continue to build and support our infrastructure, as well as evaluate and pursue new business opportunities.

Occupancy, furniture and equipment expenses totaled $8.3 million for the three months ended September 30, 2001, an increase of $3.2 million, or 62.1%, from the $5.1 million for the three months ended September 30, 2000. Occupancy, furniture and equipment expenses totaled $21.1 million and $14.0 million for the nine months ended September 30, 2001 and 2000. The increase in occupancy, furniture and equipment expenses in 2001, as compared to 2000, was primarily the result of an increase in personnel as well as continued geographic expansion to develop and support new markets.

Telephone expenses totaled $1.1 million and $3.0 million for the three and nine months ended September 30, 2001, an increase of $0.2 million, or 24.6%, and $0.9 million, or 44.8%, compared to $0.8 million and $2.1 million in the comparable 2000 periods. The increase in telephone expense resulted from overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets.

Trust preferred securities distributions totaled $0.8 million and $2.5 million for the three and nine months ended September 30, 2001 and 2000. These amounts resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.

Retention and warrant incentive plans expense totaled $0.1 million in the third quarter of 2001, a $2.8 million decrease from the $2.9 million incurred in the third quarter of 2000. Retention and warrant incentive plans expense totaled $0.9 million for the first nine months of 2001, a $14.8 million decrease from the $15.6 million incurred in the first nine months of 2000. Under the provisions of the retention and warrant incentive plans, employees are compensated with a fixed percentage of gains realized on warrant and certain venture capital fund and direct equity investments. The decrease in retention and warrant plans expense was directly related to the decline in warrant, venture capital fund and direct equity investment gains over the comparable 2000 period.

Other noninterest expense totaled $1.7 million and $9.7 million for the three and nine months ended September 30, 2001, compared to $1.9 million and $5.6 million for the respective 2000 periods. The increase for the nine months ended September 30, 2001, as compared to the prior year period was primarily attributable to amortization of tax credit fund investments of $1.8 million and data processing costs related to both the overall growth in the our business and several new business initiatives.

Income Taxes

The Company's effective tax rate was 37.6% and 38.2% for the third quarter and first nine months of 2001, compared to 40.1% and 40.5% in the three and nine month comparative prior year periods, respectively. The change in rate was primarily due to an increase in items giving rise to permanent tax benefits.

Financial Condition

The Company’s total assets were $4.1 billion at September 30, 2001, a decrease of $1.5 billion, or 26.3%, compared to $5.6 billion at December 31, 2000.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled a combined $61.4 million at September 30, 2001, a decrease of  $1.3 billion, or 95.6%, compared to the $1.4 billion outstanding at December 31, 2000. This decrease was attributable to a decline in our clients’ deposit balances during the first nine months of 2001.

Investment Securities

Investment securities totaled $1.8 billion at September 30, 2001, a decrease of $264.2 million, or 12.5%, from the December 31, 2000 balance of $2.1 billion. This decrease resulted from a decline in our deposits during the first nine months of 2001, and primarily consisted of U.S. agency securities.

Based on October 31, 2001 market valuations, we had potential pre-tax warrant gains totaling $0.8 million related to 25 companies. We are restricted from exercising many of these warrants until the fourth quarter of 2001 and fiscal 2002. As of September 30, 2001, we held 1,666 warrants in 1,259 companies, and had made investments in 232 venture capital funds and direct equity investments in 58 companies. Many of these companies are non-public. Thus, for those companies for which a readily determinable market value cannot be obtained, we value those equity instruments at cost less any identified impairment. Additionally, we are typically precluded from using any type of derivative instrument to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies. Furthermore, we may reinvest some or all of the income realized from the disposition of these equity instruments in pursuing our business strategies.

Loans

Total loans, net of unearned income, at September 30, 2001, were $1.7 billion, a slight increase of $9.2 million compared to the balance at December 31, 2000. We continue to increase the number of client lending relationships in most of our technology and live service niche practices as well as specialized lending products.

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

The allowance for loan losses totaled $73.5 million at September 30, 2001, a decrease of $0.3 million, or 0.4%, compared to the $73.8 million balance at December 31, 2000.

We incurred $7.9 million and $29.2 million in gross charge-offs during the three and nine months ended September 30, 2001, a decrease from the gross charge-offs of $24.3 million and $51.8 million during the three and nine months ended September 30, 2000.

We believe our allowance for loan losses is adequate as of September 30, 2001. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Nonperforming assets consist of loans that are past due 90 days or more but still accruing interest, loans on nonaccrual status and OREO and other foreclosed assets. The table below sets forth certain relationships between nonperforming loans, nonperforming assets and the allowance for loan losses:

	September 30,	December 31,
(Dollars in thousands)	2001	2000
Nonperforming assets:

Loans past due 90 days or more

$

3,274

$

98

Nonaccrual loans	19,877	18,287
Total nonperforming assets	$23,151	$18,385
Nonperforming loans as a percentage of total loans	1.3%	1.1%
Nonperforming assets as a percentage of total assets	0.6%	0.3%

Allowance for loan losses:

$

73,500

$

73,800

As a percentage of total loans

4.2

%

4.3

%

As a percentage of nonaccrual loans

369.8

%

403.6

%

As a percentage of nonperforming loans

317.5

%

401.4

%

Nonperforming loans totaled $23.2 million, or 1.3% of total loans, at September 30, 2001, an increase of $4.8 million or 25.9%, from the prior year-end total of $18.4 million, or 1.1% of total loans. Our management believes these credits are adequately secured with collateral and reserves, and that any future charge-offs associated with these loans will not have a material impact on our future net income.

In addition to the loans disclosed in the foregoing analysis, we have identified four loans totaling $6.8 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Deposits

Total deposits were $3.3 billion at September 30, 2001, a decrease of $1.6 billion, or 31.9%, from the prior year-end total of $4.9 billion. A significant portion of the decrease in deposits during the first nine months of 2001 was concentrated in our noninterest-bearing demand deposits and money market deposits, which decreased $813.0 million and $626.6 million, respectively. This decrease was explained by a slowdown in the capital markets and venture capital fundings which has reduced our clients’ liquidity levels.

Borrowings

As of September 30, 2001, the Company had $40.9 million, and $25.5 million in short-term borrowings and long-term debt, respectively. These borrowings were recorded in relation to the  acquisition of Alliant partners. The short-term note payable, due September 30, 2002, has a face value of $42.0 million. The long-term note payable, due in three equal annual installments commencing September 30, 2003, has a face value of $28.0 million. These notes were discounted over their respective terms, based on September 28, 2001 market rates. (See Item 1, Notes to Interim Consolidated Financial Statements - Business Combinations)

Market Risk Management

Interest rate risk is the most significant market risk impacting us. Our monitoring activities related to managing interest rate risk include both interest rate sensitivity "gap" analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as our market value of portfolio equity (MVPE). See our 2000 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2000. There have been no changes in the assumptions used by us in monitoring interest rate risk as of September 30, 2001. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk and equity price risk. The impact on us, resulting from these other two types of market risks, is deemed immaterial. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At September 30, 2001, the Bank’s ratio of liquid assets to total deposits was 48.8%. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of September 30, 2001, we were in compliance with all of these policy measures.

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

During the first nine months of 2001, the Company repurchased 2.3 million shares of common stock totaling $52.5 million, in conjunction with the 5,000,000 share repurchase program authorized by the Board of Directors on April 5, 2001.

Stockholders’ equity totaled $664.1 million at September 30, 2001, an increase of $50.0 million, or 8.1%, from the $614.1 million balance at December 31, 2000. This increase was primarily due to net income of $76.1 million for the nine months ended September 30, 2001 and net proceeds from the issuance of common stock of $11.6 million, partially offset by a repurchase of 2.3 million shares of common stock totaling approximately $52.5 million. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of September 30, 2001.

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

Both Silicon's and Silicon Valley Bank's capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of September 30, 2001, and December 31, 2000. capital ratios for Silicon and Silicon Valley Bank are set forth below:

September 30,

December 31,

2001

2000

Silicon Valley Bancshares:

Total risk-based capital ratio

19.6

%

17.7

%

Tier 1 risk-based capital ratio

18.3

%

16.5

%

Tier 1 leverage ratio

15.0

%

12.0

%

The increase associated with each of the capital ratios was primarily due to a decrease in assets between December 31, 2000, and September 30, 2001.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at September 30, 2001, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

2.1	Incorporated by reference to the Company’s report on Form 8-K filed on August 17, 2001 pertaining to the Alliant Partners Asset Purchase Agreement.

(b)       The Company filed the following reports on Form 8-K during the third quarter of 2001:

On August 17, 2001, the Company filed a report on Form 8-K to announce that its indirect wholly owned subsidiary, SVB Securities, Inc., have entered into a definitive agreement to acquire privately held Alliant Partners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON VALLEY BANCSHARES

Date: November 14, 2001	/s/ Donal D. Delaney
Donal D. Delaney
Controller
(Principal Accounting Officer)