Form 10-K
period 2001-12-31
SILICON VALLEY BANCSHARES
filed 2002-03-19
CIK 719739

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 19, 2002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2001
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                              to

Commission File Number: 33-41102

SILICON VALLEY BANCSHARES

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1962278 (I.R.S. Employer Identification No.)
3003 Tasman Drive Santa Clara, California (Address of principal executive offices)	95054-1191 (Zip Code)

Registrant's telephone number, including area code: (408) 654-7400

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($0.001 par value) (Title of each class)	Nasdaq National Market (Name of each exchange on which registered)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on January 31, 2002, on the Nasdaq National Market was $1,044,921,860.

        At January 31, 2002, 45,391,914 shares of the registrant's common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference

Documents Incorporated	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2001	Part III

This report contains a total of 86 pages, including exhibits.
The Exhibit Index is on page 83.

PART I

ITEM 1. BUSINESS

General

        Silicon Valley Bancshares is a bank holding company and a financial holding company incorporated in Delaware. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank's deposits are insured by the Federal Deposit Insurance Corporation.

        Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054 and our telephone number is (408) 654-7400. When we refer to "Silicon Valley Bancshares," or "we" or similar words, we intend to include Silicon Valley Bancshares and its subsidiaries collectively, including Silicon Valley Bank. When we refer to "Silicon," we are referring only to Silicon Valley Bancshares.

Business Overview

        We offer our clients products and services from five lines of banking and financial services, including commercial banking, investment banking, merchant banking, private banking, and knowledge banking. Through these five lines, we provide innovative banking and financial products and services to emerging growth and middle-market companies, focusing primarily on venture-backed technology and life sciences companies.

        A key component of our business strategy is to develop relationships with clients at an early stage and offer them banking products and services throughout their business life cycle. We have cultivated strong relationships with venture capital firms, many of which are also clients, providing us access to many other potential clients.

        Our unique business strategy and focus has resulted in significant growth over the last two decades. We currently operate 27 regional offices. The Bank operates throughout Silicon Valley: Fremont, Santa Clara, Palo Alto, and Sand Hill, which is the center of the venture capital community in California. Other regional offices in California include: Irvine, Los Angeles, Napa Valley, San Diego, San Francisco, Santa Barbara, and Sonoma. Office locations outside of California include: Phoenix, Arizona; Boulder, Colorado; West Palm Beach, Florida; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; New York, New York; Durham, North Carolina; Portland, Oregon; Philadelphia, Pennsylvania; Austin, Texas; Dallas, Texas; Northern Virginia; and Seattle, Washington.

Five Lines of Banking and Financial Services

        During the latter part of 2001, we organized Silicon Valley Bancshares into five lines of banking and financial services as follows:

Commercial banking

        We provide deposit services, Internet banking, loans, investment products and services, cash management, international services, real estate services, specialty finance, and commercial finance.

Investment banking

        We provide merger and acquisition and corporate partnering services through our broker-dealer subsidiary, Alliant Partners.

Merchant banking

        We provide private equity and venture capital fund investments, international alliances and the management of two limited partnerships: a venture capital fund and a fund of funds.

Private banking

        We provide a wide array of loan, personal asset management, trust and estate planning, and mortgage services tailored for high-net-worth individuals.

Knowledge banking

        We provide online business services, professional services and consulting services, including Client Exchange, an online bulletin board, resume and assets exchange service.

        In each of the industry sectors we serve, our products and services are tailored to the client's business life cycle, from the early stage through later stages.

Industry Sectors

Technology and Life Sciences

        We serve a variety of technology and life sciences industries and markets throughout the United States. Our clients generally keep large cash balances in their deposit accounts and usually do not borrow large amounts under their credit facilities. The primary source of funding for most clients is equity from venture capitalists and public markets. Lending to this market typically involves working capital lines of credit, equipment financing, asset acquisition loans, and bridge financing. Our technology and life sciences clients generally fall into the following industries:

  Communications and Electronics

  The world's growing demand for faster, more convenient communication is driving entrepreneurs to create new telecommunications services, the infrastructure for delivering them and advanced electronics for accessing them. Early-stage and mid-sized companies in these fields face intense competitive pressures from established global corporations. Additionally, they are challenged with the complexity of mastering rapidly evolving optical and semiconductor technology. We help these companies gain access to the capital they need to bring their innovations to market and gain the critical mass required for long-term success.

  Software and Services

  Through our software and services practice, we are a full-service provider of banking solutions for companies in the Web-enabled applications, system integration and enterprise software industries. We help software companies capitalize on new opportunities with speed and financial flexibility by providing a wide range of credit facilities, international services and other support. The online services market also remains a fertile ground for new service models, including application service providers, exchange services and various forms of e-commerce. We provide a broad range of banking and financial services, as well as assistance and referrals that help emerging companies become well-organized businesses with effective accounting, insurance, legal, and information technology consulting support.

  Life Sciences

  Our life sciences practice serves companies in the biotechnology, medical devices and healthcare services industries. The biotechnology industry includes companies involved in research and development of therapeutics and diagnostics for the medical and pharmaceuticals industries. The medical devices industry encompasses companies involved in the design, manufacturing and distribution of surgical instruments and medical equipment. Companies included in the healthcare services industry deal with patients either in a primary or secondary care role.

  Emerging Technologies

  Our extensive experience in serving technology entrepreneurs has taught us that promising new ideas may fit no existing mold. Our emerging technologies practice provides responsive banking resources for the earliest stage companies. These are companies that have little more than an intriguing idea and, perhaps, a few "angel" investors. At this critical stage, our most valuable contribution may be our expertise in the business life cycle and in guiding people through it.

Industry Specific Finance

        We serve a variety of commercial enterprises outside of our technology and life sciences client base through our industry specific finance division. We continue to expand this strategy by identifying and evaluating industries whose financial services needs have been historically underserved. These industries include:

  Media

  We concentrate on mid-sized clients nationwide, providing growth capital to the radio, television, out-of-home media, and cable television industries. With our extensive experience in media market dynamics, we deliver financing solutions for mergers and acquisitions, recapitalizations, capital expansions, and working capital.

  Premium Wineries

  Having recognized the market opportunity early on, our premium wineries practice has become the dominant provider of financial services to the rapidly expanding U.S. premium wine industry. We focus on high-quality wineries and growers located in internationally recognized areas, including Napa, Sonoma, the Central Coast of California, and the states of Oregon and Washington.

  Religious Lending

  Growth in independent and non-denominational churches in America provides us with exceptional revenue opportunities. Entrepreneurs can come in all forms. Having the foresight to grow a church or move into a new area requires the same visionary instincts prevalent in our technology clients. Our religious lending practice focuses on providing the entrepreneurs in this segment with the expertise and financial solutions necessary to expand their facilities.

Products and Services

        Through our five lines of banking and financial services, we offer a variety of specialized lending products and other financial services to clients in various stages of the business life cycle. This strategy allows us to begin serving companies in their early stages and gradually expand these services as the companies grow.

Cash Management

        Silicon Valley Bank's cash management services include lockbox, credit cards, online reporting systems, and other banking services. These services are designed to help clients optimize cash flow, minimize borrowing costs and enhance their operating efficiency.

Commercial Finance

        We take an asset-based approach to commercial finance, lending on our clients' accounts receivable, inventory and equipment to increase their financial flexibility and minimize loan covenants.

Deposits

        At the core of our broad range of products and services is a strong and growing core business handling our clients' deposit accounts and day-to-day banking activities.

Equipment Leasing

        We provide direct leasing services that enable our clients to match the length of their financing to the life and usage of the equipment, thus minimizing equipment obsolescence issues. We offer flexible payment schedules, and our equipment leasing solutions are tailored to meet our clients' unique needs.

International Services

        We provide a wide range of services that help clients both inside and outside the U.S. expand their business internationally. These include foreign exchange and letters of credit as well as complex multi-party, multi-regional international financing programs.

Investment Banking Services (Alliant Partners)

        Silicon Valley Bank's investment banking services help clients build their business by providing merger and acquisition and corporate partnering services to middle-market technology companies.

Investment Products & Services

        Once our clients access capital markets, we can put their cash to work in the investment vehicles that are right for them. These include high-grade money market mutual fund instruments, U.S. Treasury Bills, Government Agencies, Commercial Paper, and Repurchase Agreements.

Online Banking

        Our web-enabled banking service gives our clients access to account information at any time and allows entrepreneurs to bank at their convenience.

Private Banking

        We provide private banking services to technology executives, venture capitalists and other professionals, nationwide. Our experienced relationship managers assist these individuals to leverage their time and resources to reach their personal and professional goals. Our private banking services include a wide array of loan, investment management and mortgage services tailored for each client.

Real Estate

        The Bank supports the real estate industry through a comprehensive line of loan and cash management products. We lend to developers, real estate investors, and real estate operating companies, as well as borrowers who purchase income properties. We also provide financing for affordable housing and community development in commercial real estate.

Specialty Finance

        We provide financial flexibility to non-traditional borrowers by converting their accounts receivable into working capital.

Equity Securities

        We frequently obtain rights to acquire stock in the form of warrants in certain client companies as part of negotiated credit facilities. We also make investments in venture capital funds and direct equity investments in companies. As of December 31, 2001, we held 1,673 warrants in 1,278 companies, made investments in 239 venture capital funds, and had private equity investments in 49 companies.

Consolidated Venture Capital Funds

        In 2000, we formed SVB Strategic Investors, LLC, the general partner of SVB Strategic Investors Fund, L.P. SVB Strategic Investors Fund, L.P. raised approximately $135.3 million in committed capital to invest as a limited partner in top-tier venture funds, leading regional venture funds and venture funds with a unique niche. We have committed capital of $15.0 million to SVB Strategic Investors Fund, L.P., representing an ownership interest of 11.0%, of which $3.0 million has been funded as of December 31, 2001. Also in 2000, we formed Silicon Valley BancVentures, Inc., the general partner of Silicon Valley BancVentures, L.P. Silicon Valley BancVentures, L.P. raised $56.1 million in committed capital to make private equity investments in emerging growth technology and life sciences companies throughout the United States. We have committed capital of $6.0 million to Silicon Valley BancVentures, L.P., representing an ownership interest of 10.7%, of which $1.5 million has been funded as of December 31, 2001.

Joint Ventures and Special Purpose Entities

        We are not engaged in, or a party to, any unconsolidated joint ventures or unconsolidated special purpose entities as of December 31, 2001.

Acquisition

        On September 28, 2001, our subsidiary, SVB Securities, Inc., completed an acquisition of substantially all the assets of Alliant Partners, an investment banking firm providing merger and acquisition and corporate partnering services. Our investment banking business continues to do business under the name "Alliant Partners."

Competition

        The banking and financial services industry is highly competitive. Our current competitors include other banks and specialty and diversified financial services companies that offer lending, leasing and other financial products to our customer base. The principal competitive factors in our markets include product offerings, service and pricing. We believe we compete favorably in all of our markets in all of these areas.

Employees

        As of December 31, 2001, we employed approximately 981 full-time and part-time employees. None of our employees are represented by a labor union and our employee relations are considered good. Competition for qualified personnel in our industry is significant, particularly for client relationship manager positions and officers and employees with strong relationships with the venture capital community. Our future success will depend in part on our continued ability to attract, hire and retain qualified personnel.

Supervision and Regulation

        Our operations are subject to extensive regulation by federal and state banking regulatory agencies. This regulatory framework is intended primarily to protect Silicon Valley Bank's depositors and the federal deposit insurance fund from losses and is not for the benefit of our stockholders. As a bank holding company and a financial holding company, Silicon is subject to the Federal Reserve Board's supervision and examination under the Bank Holding Company Act (BHCA) as revised by the Gramm-Leach-Bliley Act, discussed below. Silicon Valley Bank, as a California-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Board through the Federal Reserve Bank of San Francisco and the Commissioner of the California Department of Financial Institutions. The following summary describes some of the more significant laws, regulations and policies that affect our operations. It is not intended to be a complete listing of all laws that apply to us. Any change in the statutes, regulations or policies that apply to our operations may have a material effect on our business.

Gramm-Leach-Bliley Act

        On November 12, 1999, the Gramm-Leach-Bliley Act, or GLB Act, was signed into law which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the BHCA to permit a qualifying bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It permits financial holding companies to acquire many types of financial firms without the prior approval of the Federal Reserve Board. On November 14, 2000, Silicon became a financial holding company.

        The GLB Act provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial services providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were "closely related to banking." This limitation no longer applies to bank holding companies that qualify to be treated as financial holding companies. To qualify as a financial holding company, a bank holding company's subsidiary depository institutions must be well capitalized and have at least satisfactory general, managerial and Community Reinvestment Act examination ratings. A nonqualifying bank holding company is limited to activities that were permissible under the BHCA as of November 11, 1999.

        The GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state bank subsidiaries. It permits a national bank to underwrite, deal in and purchase state and local revenue bonds. It also allows a subsidiary of a national bank to engage in financial activities that the bank cannot, except for general insurance underwriting and real estate development and investment. In order for a subsidiary to engage in new financial activities, the national bank and its depository institution affiliates must be well capitalized; have at least satisfactory general, managerial, and Community Reinvestment Act examination ratings; and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks. For state banks that are members of the Federal Reserve System like Silicon Valley Bank, prior approval of the Federal Reserve is required before a bank can create a subsidiary to capitalize on the additional financial activities empowered by the GLB Act.

        The GLB Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the GLB Act pre-empted state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations. With regard to securities laws, effective May 12, 2002, pursuant to the GLB Act the current blanket exemption for banks from being considered brokers or dealers under the Securities Exchange Act of 1934 will be eliminated and the exemption will be replaced with a number of more limited exemptions. Thus, previously exempted banks, such as Silicon Valley Bank, will become subject to the broker-dealer registration and supervision requirements of the Securities Exchange Act of 1934. As a result, as of the effective date, Silicon Valley Bank must register with the SEC as a broker-dealer and transfer activities deemed broker-dealer activities to its existing broker-dealer subsidiary. The exemption that prevented bank holding companies and banks that advise mutual funds from being considered investment advisers under the Investment Advisers Act of 1940 was also eliminated.

        Separately, the GLB Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers who obtain a financial product such as a loan for personal, family or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter. The financial company must also disclose its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information-sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing or other marketing through electronic mail. Financial companies were required to be in compliance with these consumer privacy requirements no later than July 1, 2001.

Capital Standards Applicable to Silicon and Silicon Valley Bank

  Silicon

  The Federal Reserve Board has adopted minimum risk-based capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and those recorded as off-balance sheet items. These include transactions, such as commitments, letters of credit and recourse arrangements. Under these guidelines, dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are adjusted by one of several conversion factors and/or risk adjustment percentages. The Federal Reserve Board requires bank holding companies generally to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well capitalized) and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% (6% to be well capitalized). The Federal Reserve Board also requires Silicon to maintain a minimum amount of Tier 1 capital to total quarterly average assets, referred to as the Tier 1 leverage ratio. For a bank holding company in the highest of the five categories used by regulators to rate banking organizations, the minimum Tier 1 leverage ratio must be 3%. For all other institutions the ratio is 4% (5% to be well capitalized). In addition to these requirements, the Federal Reserve

  Board may set individual minimum capital requirements for specific institutions at rates substantially above the minimum guidelines and ratios. Under certain circumstances, Silicon must file written notice with, and obtain approval from, the Federal Reserve Board prior to purchasing or redeeming its equity securities. See "Item 1. Business—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms" for additional discussion of capital ratios.

  Silicon Valley Bank

  The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well capitalized) and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% (6% to be well capitalized). In addition to the risk-based guidelines, federal banking regulators also require banking organizations to maintain a minimum Tier 1 leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum Tier 1 leverage ratio must be 3%. For all other institutions the ratio is 4% (5% to be well capitalized). In addition to these uniform risk-based capital guidelines and leverage-ratio requirements that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates substantially above the minimum guidelines and ratios. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 20 to the Consolidated Financial Statements—Regulatory Matters" for Silicon's and Silicon Valley Bank's capital ratios as of December 31, 2001.

  In January 2002, the federal banking agencies adopted rules effective April 1, 2002 that govern the regulatory capital treatment of equity investments in nonfinancial companies made on or after March 13, 2000, and that are held under certain specified legal authorities by a bank holding company or bank. Under the rules, these equity investments will be subject to a separate capital charge that will reduce a bank holding company's or bank's Tier 1 capital and, correspondingly, will remove these assets from being taken into consideration in establishing a bank's or bank holding company's required capital ratios discussed above.

  The rules provide for the following incremental Tier 1 capital charges: 8% of the adjusted carrying value of the portion of such aggregate investments that are up to 15% of Tier 1 capital; 12% of the adjusted carrying value of the portion of such aggregate investments that are between 15% and 25% of Tier 1 capital; and 25% of the adjusted carrying value of the portion of such aggregate investments that exceed 25% of Tier 1 capital. The rules normally do not apply to unexercised warrants acquired by a bank as additional consideration for making a loan or to equity securities that are acquired in satisfaction of a debt previously contracted (DPC) and that are held and divested in accordance with applicable law.

  The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions that have substantial amounts of their assets concentrated in high-risk loans or nontraditional banking activities and who fail to adequately manage these risks, may be required to set aside capital in excess of the regulatory minimums.

Bank Holding Company Regulation of Silicon

        As a registered bank holding company and a financial holding company, Silicon and its subsidiaries are subject to the Federal Reserve Board's supervision, regulation, examination, and reporting requirements under the Bank Holding Company Act, as revised by the GLB Act. Prior to becoming a financial holding company under the GLB Act, Silicon was required to seek the prior approval of the Federal Reserve Board before acquiring ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all of the assets, of any company, including a bank or bank holding company. As a financial holding company, the prior approval of the Federal Reserve Board is not required to acquire ownership or control of entities engaged in specified financial activities, although the existing restrictions on directly or indirectly acquiring shares of a bank or savings association are still applicable. In addition, prior to becoming a financial holding company, Silicon was generally allowed to engage, directly or indirectly, only in banking and other activities that were deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a financial holding company under the GLB Act, Silicon is permitted to engage in a full range of financial activities, including banking, insurance and securities activities, and additional activities that the Federal Reserve Board determines to be financial in nature, incidental to such financial activities or complementary to a financial activity.

        The Federal Reserve Board requires Silicon to maintain minimum capital ratios discussed above. Under Federal Reserve Board regulations, a bank holding company is also required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks or to observe established guidelines with respect to the payment of dividends by bank holding companies will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, or a violation of the Federal Reserve Board's regulations, or both.

        Silicon's ability to pay cash dividends is limited by generally applicable Delaware corporation law limits. In addition, there are statutory and regulatory limitations on the amount of dividends that may be paid to Silicon by Silicon Valley Bank. See "Item 1. Business—Supervision and Regulation—Restrictions on Dividends" for further discussion of current limitations on the ability of Silicon Valley Bank to pay dividends to Silicon.

        Silicon is also treated as a bank holding company under the California Financial Code. As such, Silicon and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the California Department of Financial Institutions.

Regulation of Silicon Valley Bank

        Silicon Valley Bank is a California-chartered bank and a member of the Federal Reserve System. It is subject to primary supervision, periodic examination, and regulation by the Commissioner of the California Department of Financial Institutions, or the Commissioner, the Federal Reserve Board, and the Federal Deposit Insurance Corporation. The Federal Reserve Board and the Commissioner require Silicon Valley Bank to maintain minimum capital levels discussed above. Both the Federal Reserve Board and the Commissioner also have broad powers and remedies available if they determine that the financial condition, capital resources, asset quality, management, earnings prospects, liquidity, sensitivity to market risk, or other aspects of Silicon Valley Bank's operations are unsatisfactory, or that Silicon Valley Bank is violating or has violated any law or regulation.

Restrictions on Dividends

        Silicon is a legal entity separate and distinct from Silicon Valley Bank. Silicon Valley Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Silicon. On September 28, 2001, Silicon Valley Bank paid a dividend of $140.0 million to Silicon. Consequently, under these regulatory restrictions, the remaining amount available for payment of dividends to Silicon by Silicon Valley Bank totaled $69.9 million at December 31, 2001. The Federal Reserve Board and the Commissioner have the authority to prohibit Silicon Valley Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank and other factors, that they could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, if Silicon Valley Bank fails to comply with its minimum capital requirements, its regulators could restrict its ability to pay dividends using prompt corrective action or other enforcement powers. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 20 to the Consolidated Financial Statements—Regulatory Matters" for further discussion on dividend restrictions.

Transactions with Affiliates

        Silicon Valley Bank is subject to restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Silicon or other affiliates; the purchase of, or investments in, stock or other securities of Silicon or other affiliates; and the taking of such securities as collateral for loans, and the purchase of assets of Silicon or other affiliates. These restrictions prevent Silicon and such other affiliates from borrowing from Silicon Valley Bank unless the loans are secured by specified amounts of collateral. Any such secured loans and investments by Silicon Valley Bank to, or in, Silicon or to, or in, any other affiliate are limited individually, to 10% of Silicon Valley Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited to, in the aggregate, 20% of Silicon Valley Bank's capital and surplus (as defined by federal regulations). California law also imposes restrictions on transactions involving Silicon and other controlling persons of Silicon Valley Bank. Additional restrictions on transactions with affiliates may be imposed on Silicon Valley Bank under the prompt corrective action provisions of federal law. See "Item 1. Business—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms" for related discussion regarding restrictions on transactions with affiliates.

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

        A bank that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower-capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices or the ability to pay dividends. The federal banking agencies, however, may not treat an institution as critically undercapitalized unless its capital ratios actually warrant such treatment.

        In addition to measures taken under the prompt corrective action provisions, bank holding companies and insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the agency, or term of a written agreement with the agency. Enforcement actions may include the appointment of a conservator or receiver for the bank; the issuance of a cease and desist order that can be judicially enforced; the termination of the bank's deposit insurance; the imposition of civil monetary penalties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Safety and Soundness Guidelines

        The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; and (v) compensation, fees, and benefits. In addition, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

        Silicon Valley Bank's deposit accounts are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum permitted by law. The Federal Deposit Insurance Corporation's annual assessment for the insurance of Bank Insurance Fund deposits as of December 31, 2001, ranged from 0 to 27 basis points per $100 of insured deposits. The amount charged is based on the regulatory capital of an institution and on a supervisory assessment of its operational risk profile. At December 31, 2001, Silicon Valley Bank's assessment rate was the statutory minimum assessment.

        Silicon Valley Bank is also required to pay an annual assessment of approximately 1.8 basis points per $100 of insured deposits toward the retirement of U.S.-government-issued Financing Corporation bonds.

Interstate Banking and Branching

        Bank holding companies from any state may generally acquire banks and bank holding companies located in any other state, subject to nationwide and state-imposed deposit concentration limits and limits on the acquisition of recently established banks. Banks also have the ability, subject to specific restrictions, to acquire by acquisition or merger branches located outside their home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to many of the laws of the states in which they are located.

Community Reinvestment Act and Fair Lending

        Silicon Valley Bank is subject to a variety of fair lending laws and reporting obligations involving home mortgage lending operations and the Community Reinvestment Act, or CRA, activities. The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including low-to moderate-income neighborhoods. A bank can become subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities or assessing whether to approve certain applications. In April 2001, the Federal Reserve Board rated Silicon Valley Bank "satisfactory" in complying with its CRA obligations.

Regulation of Alliant Partners

        Our subsidiary Alliant Partners is registered as a broker-dealer with the SEC and as such is subject to regulation by the SEC and by self-regulatory organizations, such as the National Association of Securities Dealers, Inc. (NASD).

        Alliant Partners is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the "Exchange Act"), which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, Alliant Partners is required to maintain the minimum net capital deemed necessary to meet broker-dealers' continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of Silicon Valley Bancshares and Silicon Valley Bank to withdraw capital from Alliant Partners.

        As a broker-dealer, Alliant Partners is also subject to other regulations covering the operations of its business, including sales and trading practices; use of client funds and securities; and conduct of directors, officers, and employees. Broker-dealers are also subject to regulation by state securities administrators in the states where they do business. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses; the imposition of censures or fines; the issuance of cease and desist orders; and the suspension or expulsion from the securities business of a firm, its officers, or its employees. The SEC and the national securities exchange emphasize in particular the need for supervision and control by broker-dealers of their employees.

ITEM 2. PROPERTIES

        In 1995, we relocated our corporate headquarters and main branch and entered into a 10-year lease on a two-story office building located at 3003 Tasman Drive, Santa Clara, California. In July 1997 and June 2000, we finalized amendments to the original lease associated with our corporate headquarters. The amendments provide for the lease of two additional premises, approximating 56,000 square feet each, adjacent to the existing headquarters facility. We began occupying the first of these additional premises in August 1998 and the second in December 2000.

        We currently operate 27 regional offices. The Bank operates throughout the Silicon Valley in Fremont, Santa Clara, Palo Alto, and on Sand Hill Road, which is the center of the venture capital community in California. Other regional offices in California include: Irvine, Los Angeles, Napa Valley, San Diego, San Francisco, Santa Barbara, and Sonoma. Office locations outside of California include: Phoenix, Arizona; Boulder, Colorado; West Palm Beach, Florida; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; New York, New York; Durham, North Carolina; Portland, Oregon; Philadelphia, Pennsylvania; Austin, Texas; Dallas, Texas; Northern Virginia; and Seattle, Washington. All of our properties are occupied under leases, which expire at various dates through October 2008, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

ITEM 3. LEGAL PROCEEDINGS

        There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 2001, or at the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote by the stockholders of Silicon's common stock during the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation (Nasdaq) national market under the symbol "SIVB."

        The following table shows the high and low sales prices for our common stock for each quarterly period during the last two years, based on the daily closing price as reported by the Nasdaq National Market. The 2000 stock prices have been restated to reflect a two-for-one stock split distributed on May 15, 2000.

	2001		2000
Quarter
	Low	High	Low	High
First	$21.06	$38.00	$23.97	$45.00
Second	$18.06	$31.65	$17.00	$44.44
Third	$16.67	$22.54	$41.00	$64.06
Fourth	$18.68	$27.81	$31.19	$58.50

Stockholders

        There were 912 registered holders of stock as of December 31, 2001. Additionally, we believe there were approximately 9,340 beneficial holders of our common stock whose shares are held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but have estimated the number of such stockholders from the number of stockholder documents requested by these firms for distribution to their customers.

Dividends

        We have not paid cash dividends on our common stock since 1992 and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our ability to pay cash dividends is limited by generally applicable corporate and banking laws and regulations. See "Item 1. Business—Supervision and Regulation—Restrictions on Dividends," and "Item 8. Consolidated Financial Statements and Supplementary Data—Note 20 to the Consolidated Financial Statements—Regulatory Matters" for additional discussion on restrictions and limitations on the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to our prior years results to conform to 2001 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity. In addition, the common stock summary information has been restated to reflect two-for-one stock splits distributed on May 1, 1998 and May 15, 2000.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(Dollars and numbers in thousands, except per share amounts)
Income Statement Summary:
Net interest income	$262,985	$329,848	$205,439	$146,615	$110,824
Provision for loan losses	16,724	54,602	52,407	37,159	10,067
Noninterest income	70,833	189,630	58,855	23,162	13,265
Noninterest expense	183,488	198,361	125,659	83,645	66,301
Minority interest	7,546	460	—	—	—

Income before income tax expense	141,152	266,975	86,228	48,973	47,721
Income tax expense	52,998	107,907	34,030	20,117	20,043

Net income	$88,154	$159,068	$52,198	$28,856	$27,678

Common Share Summary:
Basic earnings per share	$1.85	$3.41	$1.27	$0.71	$0.71
Diluted earnings per share	1.79	3.23	1.23	0.69	0.68
Book value per share	13.82	12.54	8.23	5.21	4.37
Weighted average shares outstanding	47,728	46,656	41,258	40,536	38,740
Weighted average diluted shares outstanding	49,155	49,220	42,518	41,846	40,676
Year-End Balance Sheet Summary:
Loans, net of unearned income	$1,767,038	$1,716,549	$1,623,005	$1,611,921	$1,174,645
Assets	4,172,077	5,626,775	4,596,398	3,545,452	2,625,123
Deposits	3,380,977	4,862,259	4,109,405	3,269,753	2,432,407
Stockholders' equity	627,515	614,121	368,850	215,865	174,481
Average Balance Sheet Summary:
Loans, net of unearned income	$1,656,958	$1,580,176	$1,591,634	$1,318,826	$973,637
Assets	4,372,000	5,180,750	3,992,410	2,990,548	2,140,630
Deposits	3,581,725	4,572,457	3,681,598	2,746,041	1,973,118
Stockholders' equity	651,861	478,018	238,085	198,675	152,118
Capital Ratios:
Total risk-based capital ratio	17.2%	17.7%	15.5%	11.5%	11.5%
Tier 1 risk-based capital ratio	15.9%	16.5%	14.3%	10.3%	10.2%
Tier 1 leverage ratio	14.8%	12.0%	8.8%	7.6%	7.1%
Average stockholders' equity to average assets	14.9%	9.2%	6.0%	6.6%	7.1%
Selected Financial Ratios:
Return on average assets	2.0%	3.1%	1.3%	1.0%	1.3%
Return on average stockholders' equity	13.5%	33.3%	21.9%	14.5%	18.2%
Efficiency ratio	52.5%	45.6%	53.5%	53.6%	55.7%
Net interest margin	6.8%	6.9%	5.5%	5.2%	5.6%
Other Data:
Private label investment product balances	$9,283,368	$10,805,694	$5,666,278	$1,096,300	—

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following management discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this report. This discussion and analysis includes "forward-looking statements" as that term is used in the securities laws. All statements regarding our expected financial position, business and strategies are forward-looking statements. In addition, in this discussion and analysis, the words "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," and similar expressions, as they relate to Silicon Valley Bancshares or our management, are intended to identify forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and have based these expectations on our beliefs as well as our assumptions, such expectations may prove to be incorrect.

        For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the section titled "Risk Factors" at the end of this section. We urge investors to consider these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

        Certain reclassifications have been made to our prior years' results to conform to 2001 presentations. Such reclassifications had no effect on our results of operations or stockholders' equity.

Critical Accounting Policies

Marketable and Non-Marketable Warrant, Equity and Venture Capital Fund Investment Securities

        Marketable warrant, equity and venture capital fund investment securities are classified as available-for-sale and are accounted for at fair value. Unrealized gains or losses on marketable warrant securities, venture capital fund investments or equity investments are recorded upon the establishment of a readily determinable fair value of the underlying security. Unrealized gains and losses on available-for-sale securities, after applicable taxes, are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders' equity, until realized. We are typically contractually precluded from taking steps to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

        We record non-marketable warrant securities, venture capital fund investments and other private equity investments, on a cost basis less any identified impairment. The asset value of non-marketable equity securities is reduced when declines in value are considered to be other than temporary. Any estimated loss is recorded in noninterest income as a loss from equity securities along with income recognized on similar assets, if any. Venture capital fund limited partner investment interests are reported under the cost method as our interests are considered minor, in that we own less than 5%, and have no influence over the related venture capital fund's operating and financial policies. Our cost in these venture capital fund investments is reduced by distributions until fully recovered. Distributions in excess of the venture capital fund limited partner investment cost are recognized as investment gains in noninterest income.

        Investments held by Silicon Valley BancVentures, L.P. are recorded using investment accounting rules and consist of stock in private companies that are not traded in a public market and are subject to restrictions on resale. These investments are carried at estimated fair value determined by the general partner after giving consideration to operating results, financial conditions, recent sales, prices of issuers' securities and other pertinent information. The general partner, Silicon Valley BancVentures, Inc. is controlled by Silicon Valley Bancshares. Any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses on our consolidated statements of income. Because of the inherent uncertainty of valuations, however, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Silicon Valley BancVentures, L.P. may also have risk associated with its concentration of investments in certain geographic areas and certain industries.

        The investments in limited partnerships, held by SVB Strategic Investors Fund, L.P., are recorded using investment accounting rules, calculated as the percentage of its interest in the total fair market value of the partnerships. These partnerships are venture capital partnerships that hold investments in publicly traded securities. These stocks may be subject to selling restrictions and limitations or held in escrow. These stocks were valued by the general partners of these partnerships and may be discounted from market prices. These venture capital partnerships also hold investments which are not currently traded in a public market and are subject to restrictions on resale. These investments are carried by the venture capital partnerships at estimated fair value as determined by the general partner after giving consideration to operating results, financial conditions, recent sales, prices of issuers' securities, and other pertinent information. Any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses on our consolidated statements of income. The general partner of SVB Strategic Investors Fund, L.P., SVB Strategic Investors, LLC is controlled by Silicon Valley Bancshares. SVB Strategic Investors, LLC generally utilizes the valuations assigned to the venture capital fund investments by their general partners. Because of the uncertainty of valuations, however, these estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The partnerships may also have risk associated with its concentration of investments in certain geographic areas and certain industries.

        We consider our marketable and non-marketable warrant, equity and venture capital fund investment securities accounting policies to be critical, as the timing and amount of income, if any, from these instruments, typically depend upon factors beyond our control. These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. Therefore, we cannot predict future gains with any degree of accuracy and any gains are likely to vary materially from period to period. In addition, our investments in marketable or non-marketable venture capital funds and equity investment securities could lose value or become worthless which would reduce our net income or could cause a net loss in any period. For example, in 2001 we wrote-down the gross value of our venture capital fund and equity investment securities, excluding the impact of minority interest-owned investments, by $7.4 million. Furthermore, we may not be able to realize gains from marketable warrant securities in future periods, or our realized gains may be materially less than the current level of unrealized gains disclosed in this filing, due to changes in investor demand for initial public offerings and fluctuations in the market prices of the underlying common stock of these companies.

Allowance for Loan Losses

        We define credit risk as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Through the administration of loan policies and monitoring of the loan portfolio, our management seeks to reduce such credit risks. While we follow underwriting and credit monitoring procedures which we believe are appropriate in growing and managing the loan portfolio, in the event of nonperformance by these other parties, our potential exposure to credit losses could significantly affect our consolidated financial position and earnings.

        We consider our accounting policies related to our allowance for loan losses to be critical as it involves material estimates by our management and is particularly susceptible to possible change in the near term. The process of anticipating loan losses is imprecise. An estimate of possible changes or range of possible changes cannot be made. Our management applies the following evaluation process to our loan portfolio to estimate the required allowance for loan losses.

        We maintain a systematic process to evaluate individual loans for inherent risk of loan losses. The process segregates risk of loan losses, primarily through an internal risk rating methodology. This evaluation includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our policies require that certain credit relationships, exceeding specific dollar values, be reviewed by a committee of senior management, at least quarterly. Our review process evaluates the appropriateness of the risk rating and allocation of allowance for loan losses, as well as other account management functions. In addition, our management receives and approves an analysis for all impaired loans, as defined by the Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan." The allowance for loan losses is allocated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan, or for individual impaired loans as determined by SFAS No. 114. At our management's discretion judgmental allowance for loan losses may be established for loss expectations for specific lending industry sectors, for national or international economic conditions affecting the loan portfolio, or for policy or personnel changes. The judgmental allowance is not assigned to individual loans and may fluctuate period to period based on management's perception of changing risks in the lending environment.

        Our evaluation process was designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the loan portfolio by segregating the allowance for loan losses into three components: "specific," "loss migration" and "general." The specific component is established by allocating a portion of the allowance for loan losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component, composed of allocated and unallocated portions that supplement the first two components, includes: our management's judgment of the effect of current and forecasted economic conditions on the borrowers' abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, an evaluation of the composition of, and growth trends within, the loan portfolio, consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses, relies, to a great extent, on the judgment and experience of our management.

        The allowance for loan losses is established through a provision for loan losses charged to expense. Our allowance for loan loss is established for loan losses not yet recognized. At December 31, 2001, we consider our allowance for loan losses to be our best estimate using the historical loan loss experience and our perception of variables potentially leading to deviation from the historical loss experience.

        See "Item 8.—Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 1. Significant Accounting Policies" for further disclosure of our significant accounting policies.

Results of Operations

Earnings Summary

        We reported net income in 2001 of $88.2 million, compared with net income of $159.1 million in 2000 and $52.2 million in 1999. Diluted earnings per share totaled $1.79 in 2001, compared to $3.23 in 2000 and $1.23 in 1999. Return on average equity in 2001 was 13.5%, compared with 33.3% in 2000 and 21.9% in 1999. Return on average assets in 2001 was 2.0% compared with 3.1% in 2000 and 1.3% in 1999.

        The decrease in net income for 2001, as compared to 2000, resulted primarily from a decline in both net interest income and noninterest income, partially offset by decreases in the provision for loan losses and in noninterest expense. The increase in net income for 2000 as compared to 1999, was primarily attributable to growth in both net interest income and noninterest income, partially offset by increases in the provision for loan losses and in noninterest expense. The major components of net income and changes in these components are summarized in the following table for the years ended December 31, 2001, 2000, and 1999, and are discussed in more detail on the following pages.

	Years Ended December 31,
	2001	2000	2000 to 2001 Increase/ (Decrease)	1999	1999 to 2000 Increase
			(Dollars in thousands)
Net interest income	$262,985	$329,848	$(66,863)	$205,439	$124,409
Provision for loan losses	16,724	54,602	(37,878)	52,407	2,195
Noninterest income	70,833	189,630	(118,797)	58,855	130,775
Noninterest expense	183,488	198,361	(14,873)	125,659	72,702
Minority interest	7,546	460	7,086	—	460

Income before income tax expense	141,152	266,975	(125,823)	86,228	180,747
Income tax expense	52,998	107,907	(54,909)	34,030	73,877

Net income	$88,154	$159,068	$(70,914)	$52,198	$106,870

Net Interest Income and Margin

        Net interest income is defined as the difference between interest earned, primarily on loans, federal funds sold, securities purchased under agreement to resell, and interest paid on funding sources, primarily deposits. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as interest expense as a percentage of average interest-earning assets.

        The following table sets forth average assets, liabilities, minority interest and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the years ended December 31, 2001, 2000 and 1999.

	Years Ended December 31,
	2001			2000			1999
	Average Balance	Interest	Average Yield and Rate	Average Balance	Interest	Average Yield and Rate	Average Balance	Interest	Average Yield and Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and securities purchased under agreement to resell(1)	$509,965	$25,421	5.0%	$1,310,971	$83,472	6.4%	$618,338	$31,204	5.0%
Investment securities:
Taxable	1,522,785	79,245	5.2	1,769,309	107,268	6.1	1,441,081	82,193	5.7
Non-taxable(2)	294,594	16,616	5.6	163,152	10,704	6.6	135,549	8,460	6.2
Loans:(3), (4), (5) Commercial	1,459,748	167,850	11.5	1,384,744	169,098	12.2	1,393,134	143,744	10.3
Real estate construction and term	83,389	8,819	10.6	121,076	12,723	10.5	138,943	13,988	10.1
Consumer and other	113,821	8,190	7.2	74,356	7,241	9.7	59,557	5,241	8.8

Total loans	1,656,958	184,859	11.2	1,580,176	189,062	12.0	1,591,634	162,973	10.2

Total interest-earning assets	3,984,302	306,141	7.7	4,823,608	390,506	8.1	3,786,602	284,830	7.5

Cash and due from banks	239,571			268,032			186,841
Allowance for loan losses	(76,287)			(74,018)			(59,383)
Goodwill	24,955			—			—
Other real estate owned	—			—			181
Other assets	199,459			163,128			78,169

Total assets	$4,372,000			$5,180,750			$3,992,410

Funding sources:
Interest-bearing liabilities:
NOW deposits	$42,037	381	0.9	$55,825	770	1.4	$32,664	620	1.9
Regular money market deposits	269,886	3,034	1.1	386,701	7,089	1.8	357,006	8,770	2.5
Bonus money market deposits	733,412	8,580	1.2	1,275,545	25,117	2.0	1,907,517	58,510	3.1
Time deposits	792,031	24,871	3.1	582,354	23,936	4.1	207,108	8,530	4.1
Short-term borrowing	10,682	265	2.5	—	—	—	—	—	—
Long-term debt	6,652	210	3.2	—	—	—	—	—	—

Total interest-bearing liabilities	1,854,700	37,341	2.0	2,300,425	56,912	2.5	2,504,295	76,430	3.1
Portion of noninterest-bearing funding sources	2,129,602			2,523,183			1,282,307

Total funding sources	3,984,302	37,341	0.9	4,823,608	56,912	1.2	3,786,602	76,430	2.0

Noninterest-bearing funding sources:
Demand deposits	1,744,359			2,272,032			1,177,303
Other liabilities	52,023			85,855			34,220
Trust preferred securities (6)	38,611			38,559			38,507
Minority interest	30,446			5,861			—
Stockholders' equity	651,861			478,018			238,085
Portion used to fund interest-earning assets	(2,129,602)			(2,523,183)			(1,282,307)

Total liabilities, minority interest and stockholders' equity	$4,372,000			$5,180,750			$3,992,410

Net interest income and margin		$268,800	6.8%		$333,594	6.9%		$208,400	5.5%

Total deposits	$3,581,725			$4,572,457			$3,681,598

(1)
Includes average interest-bearing deposits in other financial institutions of $568, $501, and $255 in 2001, 2000, and 1999, respectively.

(2)
Interest income on nontaxable investments is presented on a fully taxable-equivalent basis using the federal income tax rate of 35% in 2001, 2000 and 1999. These adjustments were $5,815, $3,746, and $2,961 for the years ended December 31, 2001, 2000, and 1999, respectively.

(3)
Average loans include average nonaccrual loans of $21,565, $24,337, and $37,827 in 2001, 2000, and 1999, respectively.

(4)
Average loans are net of average unearned income of $7,669, $9,929, and $9,328 in 2001, 2000, and 1999, respectively.

(5)
Loan interest income includes loan fees of $37,407, $26,183, and $15,738 in 2001, 2000 and 1999, respectively.

(6)
The 8.25% annual distribution to SVB Capital I, which is the special-purpose trust formed for the purpose of issuing the trust-preferred securities, is recorded as a component of noninterest expense.

        Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the years indicated. Because of the numerous simultaneous volume and rate changes during any period, it is not possible to allocate such changes between volume and rate. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal income tax rate of 35% in 2001, 2000 and 1999.

	2001 Compared to 2000 Increase (Decrease) Due to Changes in			2000 Compared to 1999 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Federal funds sold and securities purchased under agreement to resell	$(42,832)	$(15,219)	$(58,051)	$42,369	$9,899	$52,268
Investment securities	(6,304)	(15,807)	(22,111)	21,437	5,882	27,319
Loans	8,927	(13,130)	(4,203)	(1,181)	27,270	26,089

(Decrease) increase in interest income	(40,209)	(44,156)	(84,365)	62,625	43,051	105,676

Interest expense:
NOW deposits	(163)	(226)	(389)	353	(203)	150
Regular money market deposits	(1,778)	(2,277)	(4,055)	684	(2,365)	(1,681)
Bonus money market deposits	(8,459)	(8,078)	(16,537)	(16,049)	(17,344)	(33,393)
Time deposits	7,390	(6,455)	935	15,423	(17)	15,406
Short-term borrowings	265	—	265	—	—	—
Long-term Debt	210	—	210	—	—	—

(Decrease) increase in interest expense	(2,535)	(17,036)	(19,571)	411	(19,929)	(19,518)

(Decrease) increase in net interest income	$(37,674)	$(27,120)	$(64,794)	$62,214	$62,980	$125,194

        Net interest income, on a fully taxable-equivalent basis, totaled $268.8 million in 2001, a decrease of $64.8 million, or 19.4%, from the $333.6 million in 2000. The decrease in net interest income was attributable to an $84.4 million, or 21.6%, decline in interest income, offset by a $19.6 million, or 34.4%, decrease in interest expense over the comparable prior-year period. Net interest income, on a fully taxable-equivalent basis, totaled $333.6 million in 2000, an increase of $125.2 million, or 60.1%, compared to the $208.4 million total in 1999. The increase in net interest income was attributable to a $105.7 million, or 37.1%, increase in interest income, combined with a $19.5 million, or 25.5%, decrease in interest expense over the comparable prior year period.

        The $84.4 million decrease in interest income for 2001, as compared to 2000, was the result of a $40.2 million unfavorable volume variance, combined with a $44.2 million unfavorable rate variance. The $40.2 million unfavorable volume variance resulted from an $839.3 million, or 17.4%, decrease in average interest-earning assets over the comparable prior-year period. The decrease in average interest-earning assets resulted primarily from lower investable funds as the result of a decline in our client deposits, which decreased $990.7 million, or 21.7%, from 2000 to 2001. The decrease in average interest-earning assets was primarily concentrated in highly liquid, federal funds sold, and securities purchased under agreement to resell, which decreased $801.0 million.

        Average loans increased $76.8 million, or 4.9%, in 2001 as compared to 2000, resulting in an $8.9 million favorable volume variance. Although we continued to add high-quality loans to our portfolio throughout 2001, the current slowdown in our clients' capital markets and venture capital funding reduced those opportunities and impeded our ability to increase loan balances.

        Average investment securities for 2001 decreased $115.1 million, or 6.0%, compared to 2000, resulting in a $6.3 million unfavorable volume variance. The decrease in investment securities was primarily centered in U.S. agency securities and resulted from a corresponding decrease in client deposits.

        Average federal funds sold and securities purchased under agreement to resell in 2001 decreased a combined $801.0 million, or 61.1%, over the prior year, resulting in a $42.8 million unfavorable volume variance. This decrease was a result of the aforementioned decline in investable funds related to the decline in our clients' average deposit balances.

        Unfavorable rate variances associated with each component of interest-earning assets combined to decrease interest income by $44.2 million in 2001, as compared to the prior year. Short-term market interest rates decreased during the past year. As a result, we earned lower yields during 2001 on federal funds sold, securities purchased under agreements to resell, and our investment securities, a significant portion of which were short-term in nature, resulting in a combined $31.0 million unfavorable rate variance as compared to the prior year. In 2001, we incurred a $13.1 million unfavorable rate variance associated with our loan portfolio. The average yield on loans in 2001 decreased 80 basis points to 11.2% from 12.0% in the prior year. Approximately 72.2% of our loan balance was prime-rated based at December 31, 2001, the majority of the remaining loan balance was fixed rate.

        The yield on average interest-earning assets decreased 60 basis points in 2001 from the prior year. This decrease primarily resulted from a decline in short-term market rates; thus, we earned lower yields on each component of our interest-earning assets.

        The $105.7 million increase in interest income for 2000, as compared to 1999, was the result of a $62.6 million favorable volume variance, combined with a $43.1 million favorable rate variance. The $62.6 million favorable volume variance resulted from a $1.0 billion, or 27.4%, increase in average interest-earning assets over the comparable prior-year period. The increase in average interest-earning assets resulted from strong growth in our average deposits, which increased $890.9 million, or 24.2%, from 1999 to 2000. The increase in average interest-earning assets was primarily centered in highly liquid, federal funds sold, securities purchased under agreement to resell, and investment securities, which collectively increased $1.0 billion.

        Average loans decreased $11.5 million, or 0.7%, in 2000 as compared to 1999, resulting in a $1.2 million unfavorable volume variance. While we increased the number of client lending relationships in most of our technology and life science industry sectors, as well as in specialized lending products, growth in our loan portfolio during 2000 had been impacted by several different factors. First, many of our clients, primarily in the technology and life science sectors, had received significant cash inflows from the capital markets and venture capital community during the early part of 2000. This increase in the amount of equity raised by our clients had mitigated their need for debt from us. Second, beginning in 1999, we began an initiative to reduce the average loan amount in our loan portfolio, and as a result, had reduced the average loan balance outstanding from approximately $0.8 million in 1999 to approximately $0.5 million by the end of 2000. This initiative was essentially complete as of the 2000 year-end. Lastly, we exited several industry-specific finance areas in 2000, such as entertainment and healthcare services, reducing loans outstanding over $100.0 million. This initiative was essentially complete as of 2000 year-end.

        Average investment securities for 2000 increased $355.8 million, or 22.6%, compared to 1999, resulting in a $21.4 million favorable volume variance. The strong growth in average deposits combined with fairly consistent average loans during 2000, generated excess funds that were largely invested in U.S. agency securities, obligations of states and political subdivisions, and money market mutual funds.

        Average federal funds sold and securities purchased under agreement to resell in 2000 increased a combined $692.6 million, or 112.0%, over 1999, resulting in a $42.4 million favorable volume variance. This increase was largely due to the aforementioned strong growth in average deposits during 2000 and our need to maintain a satisfactory level of liquidity.

        Favorable rate variances associated with each component of interest-earning assets combined to increase interest income by $43.1 million in 2000, as compared to 1999. Short-term market interest rates increased on an overall basis during 2000. As a result, we earned higher yields during 2000 on federal funds sold, securities purchased under agreements to resell, and our investment securities, a significant portion of which were short-term in nature, resulting in a $15.8 million favorable rate variance as compared to the prior year. The average yield on loans in 2000 increased 180 basis points from the respective prior year, accounting for the remaining $27.3 million of the total favorable rate variance. This decrease was primarily attributable to a 124 basis points increase in our weighted average prime rate in 2000 as compared to the similar prior-year period. Approximately 77.5% of our loan balance was prime rate-based at the end of 2000.

        The yield on average interest-earning assets increased 60 basis points in 2000 from 1999. This increase primarily resulted from a rise in the average yield on loans, largely due to an increase in our average prime rate, as well as an increase in short-term market rates, which resulted in higher yields on federal funds sold, and securities purchased under agreement to resell.

        Total interest expense in 2001 decreased $19.6 million from 2000. This decrease was due to a favorable rate variance of $17.0 million, combined with a favorable volume variance of $2.5 million. The favorable rate variance largely resulted from a reduction, between 2000 and 2001 in the average rate paid on our bonus money market deposit product from 2.0% to 1.2%, and from 4.1% to 3.1% on our time-deposit product.

        The average cost of funds paid on average interest-bearing liabilities in 2001 was 2.0%, down from 2.5% in 2000. This decrease in the average cost of funds was largely due to a decrease of 80 basis points in the average rate paid on our bonus money market deposit product and a 100 basis point decrease on the average rate paid on our time-deposit product.

        Interest expense in 2000 decreased $19.5 million from 1999. This decrease was due to a favorable rate variance of $19.9 million, offset by an unfavorable volume variance of $0.4 million. The favorable rate variance largely resulted from a reduction in the average rate paid on our bonus money market deposit product, from 3.1% in 1999 to 2.0% in 2000. We took this action during the last half of 1999 in order to lower total deposits and total assets and thereby increase our Tier 1 leverage capital ratio. As a result, the average bonus money market account balance decreased more than $600.0 million from 1999 to 2000. However, this decrease was partially offset by an increase in average time deposits, which was related to cash-securing letters of credit issued on behalf of our clients.

        The average cost of funds paid on average interest-bearing liabilities decreased 60 basis points from 1999 to 2000. This decrease in the average cost of funds was largely due to a decrease of 110 basis points in the average rate paid on our bonus money market deposit product.

Provision for Loan Losses

        The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

        Our provision for loan losses totaled $16.7 million in 2001 compared to $54.6 million in 2000 and $52.4 million in 1999. The decrease in our provision for loan losses in 2001 was principally in response to the decrease in net charge-offs. We incurred net charge-offs of $18.1 million in 2001, compared to $52.6 million in 2000, and $26.6 million in 1999. For a more detailed discussion of credit quality and the allowance for loan losses, see "Item 7. Critical Accounting Policies" and "Item 7. Financial Condition—Credit Quality and the Allowance for Loan Losses."

Noninterest Income

        The following table summarizes the components of noninterest income for the past three years.

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Client investment fees	$41,598	$35,831	$4,529
Letter of credit and foreign exchange income	12,655	18,586	14,027
Disposition of client warrants	8,500	86,322	33,003
Deposit service charges	6,196	3,336	2,764
Investment (losses) gains	(12,373)	37,065	1,056
Other	14,257	8,490	3,476

Total noninterest income	$70,833	$189,630	$58,855

        Noninterest income decreased $118.8 million, or 62.6%, in 2001 compared to 2000. This decrease was largely due to a $77.8 million decrease in income from the disposition of client warrants, combined with a $49.4 million decline in investment (losses) gains. Noninterest income increased $130.8 million, or 222.2%, in 2000 as compared to 1999. This increase was largely due to a $53.3 million increase in income from the disposition of client warrants, coupled with a $36.0 million increase in investment gains and a $31.3 million increase in client investment fees.

        Client investment fees totaled $41.6 million in 2001 compared to $35.8 million in 2000 and $4.5 million in 1999. We offer private label investment products to clients on which we earn fees ranging from 11 to 107 basis points on the average balance of these products. At December 31, 2001, $9.3 billion in client funds were invested in these private label investment products, including $7.4 billion in the mutual fund products, as compared to $10.8 billion and $7.1 billion, respectively, for 2000. The increase in client investment fees of $5.8 million reflects an increase in sales fees.

        Letter of credit fees, foreign exchange fees, and other trade finance income totaled $12.7 million in 2001, a decrease of $5.9 million, or 31.9%, from the $18.6 million total in 2000, and a decrease of $1.4 million, or 9.8%, from the $14.0 million total in 1999. These decreases reflect a reduction in the volume of client foreign exchange transactions during 2001 versus the comparable prior-year periods.

        Income from the disposition of client warrants totaled $8.5 million in 2001, compared to $86.3 million in 2000 and $33.0 million in 1999. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of income with any degree of accuracy and it is likely to vary materially from period to period.

        Deposit service charges totaled $6.2 million in 2001, an increase of $2.9 million, or 85.7%, compared to the $3.3 million reported in 2000, and an increase of $3.4 million, or 124.2% from the $2.8 million in 1999. Clients compensate us for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized as deposit service charges income. Clients earned lower credits in 2001 compared to 2000 due to lower average client deposit balances and lower market interest rates. As such, our clients had fewer credits to offset explicit deposit service charges. Thus, we earned higher explicit deposit service charges in 2001, as compared to 2000 and 1999.

        We incurred $12.4 million in losses on investment securities in 2001, compared to gains of $37.1 in 2000 and gains of $1.1 million in 1999. The 2001 losses primarily related to write-down of certain venture capital fund and direct equity investments. The 2001 net investment losses include $5.8 million related to minority interest losses in

SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. The 2000 gains primarily related to a gain of $26.2 million realized on the sale of a venture capital fund investment, which completed its initial public offering in 1999. The 1999 gains primarily related to distributions received from venture capital fund investments. All sales of available-for-sale investment securities were conducted as a normal component of our asset/liability and liquidity management activities.

        Other noninterest income largely consisted of service-based fee income, and totaled $14.3 million in 2001 compared to $8.5 million in 2000 and $3.5 million in 1999. The increase in 2001, as compared to 2000 and 1999, was primarily due to increases of $1.6 million in venture capital fund management fees and $1.1 million in corporate finance fees. Additionally, we earned a higher volume of cash management and loan documentation services fees related to our growing client base.

Noninterest Expense

        Noninterest expense in 2001 totaled $183.5 million, a $14.9 million, or 7.5%, decrease from 2000. Total noninterest expense was $198.4 million in 2000, an increase of $72.7 million, or 57.9%, from 1999. We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of adjusted noninterest expense by adjusted revenues. Noninterest expense is adjusted to exclude amortization of investments in tax credit funds and, costs associate with other real estate owned, minority interest and retention and warrant incentive plans. Revenues are adjusted to exclude income associated with minority interest, the disposition of client warrants and gains or losses related to investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. Our efficiency ratio was 52.5% for 2001, compared to 45.6% and 53.5% in 2000 and 1999, respectively.

        The table on the following page presents the detail of noninterest expense and the incremental contribution of each expense line item to our efficiency ratio.

	Years Ended December 31,
	2001		2000		1999
	Amount	Percent of Adjusted Revenues	Amount	Percent of Adjusted Revenues	Amount	Percent of Adjusted Revenues
	(Dollars in thousands)
Compensation and benefits	$89,060	26.4%	$106,385	26.9%	$73,794	32.0%
Professional services	24,543	7.3	20,832	5.3	11,766	5.1
Net occupancy	16,181	4.8	9,363	2.4	6,689	2.9
Furniture and equipment	13,916	4.1	11,999	3.0	6,178	2.7
Business development and travel	10,159	3.0	11,188	2.8	6,644	2.9
Telephone	4,317	1.3	2,815	0.7	1,846	0.8
Postage and supplies	3,995	1.2	3,500	0.9	2,582	1.1
Trust preferred securities distributions	3,300	1.0	3,300	0.8	3,300	1.4
Advertising and promotion	3,126	0.9	3,445	0.9	2,285	1.0
Other	10,662	3.2	8,223	2.0	8,205	3.6
Expenses incurred by minority interest	(2,435)	(0.7)	(671)	(0.1)	—	—

Total, excluding cost of other real estate owned, retention, warrant incentive plan, tax credit fund amortization, and minority interest	176,824	52.5%	180,379	45.6%	123,289	53.5%

Tax credit funds amortization	2,756		—		—
Expenses incurred by minority interest	2,435		671		—
Retention and warrant incentive plans	1,473		17,311		2,102
Cost of other real estate owned	—		—		268

Total noninterest expense	$183,488		$198,361		$125,659

        Compensation and benefits expenses totaled $89.1 million in 2001, a $17.3 million, or 16.3%, decrease from the $106.4 million incurred in 2000. The decrease in compensation and benefits expenses was largely the result of a decrease in performance-based compensation associated with our incentive bonuses and employee stock ownership plan. Average FTE personnel increased from 830 in 2000 to 970 in 2001. Compensation and benefits expenses totaled $106.4 million in 2000, a $32.6 million, or 44.2%, increase over the $73.8 million incurred in 1999. This increase was largely the result of an increase in the number of average full-time equivalent personnel (FTE) we employed in 2000, combined with an increase in performance-based compensation associated with our incentive bonuses and employee stock ownership plan. Average FTE personnel increased from 645 in 1999 to 830 in 2000. The increase in FTE personnel from 1999 through 2001 was primarily due to a combination of our efforts to develop and support new markets through geographic expansion; to develop and expand products, services, and industry sectors; and to build an infrastructure sufficient to support present and prospective business activities. We are continuing our specific measures to control FTE personnel during 2002 due to the current economic slowdown in our marketplace.

        Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our board of directors totaled $24.5 million in 2001, a $3.7 million, or 17.8%, increase from the $20.8 million total in 2000. We incurred $11.8 million in professional services expenses in 1999. The increase in professional services expenses in 2001, compared to 2000, reflects the extensive efforts we have undertaken to continue to build and support our infrastructure, as well as evaluate and pursue new business opportunities. The increasing trend in professional services expenses during the past three years also reflects our efforts in outsourcing several corporate functions, such as internal audit, facilities management and credit review, where we believe we can achieve a combination of cost savings and increased quality of service. The increase in professional services in 2000 as compared to 1999, primarily related to an increase in consulting fees associated with several business initiatives.

        Occupancy, furniture, and equipment expenses totaled $30.1 million in 2001, $21.4 million in 2000, and $12.9 million in 1999. The increase in occupancy, furniture, and equipment expenses in 2001 as compared to 2000, was primarily the result of an increase in personnel as well as the addition of new regional offices in Northern California. The increase in occupancy, furniture and equipment expenses in 2000 as compared to 1999, was primarily attributable to certain nonrecurring costs in connection with the expansion of our existing corporate headquarters facility during the fourth quarter of 2000, the addition of new regional offices, and an increase in recurring expenses associated with our additional office space.

        Business development and travel expenses totaled $10.2 million in 2001, a decrease of $1.0 million, or 9.2%, compared to the $11.2 million total in 2000. We incurred $6.6 million in business development and travel expenses in 1999. The decrease in costs associated with business development, and travel expense in 2001 as compared to 2000, was primarily due to our efforts to control noninterest expense. The increase in business development and travel expense in 2000, compared to 1999, was largely attributable to overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets.

        Total telephone expenses were $4.3 million in 2001, $2.8 million in 2000, and $1.8 million in 1999. Postage and supplies expenses totaled $4.0 million, $3.5 million, and $2.6 million in 2001, 2000, and 1999, respectively. The increase in both telephone expenses and postage and supplies expenses during each of the past two years resulted from overall growth in our business, including both an increase in the number of FTE personnel and expansion into new geographic markets.

        Trust preferred securities distributions totaled $3.3 million in 2001, 2000, and 1999. These amounts resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.

        Advertising and promotion expenses totaled $3.1 million, $3.4 million, and $2.3 million in 2001, 2000 and 1999, respectively. The decrease in advertising and promotion expenses during 2001 was primarily the result of our effort to control noninterest expense. The increase in advertising and promotion expenses during 2000 reflected our efforts to increase our marketing nationwide.

        Retention and warrant incentive plans expense totaled $1.5 million in 2001, $17.3 million in 2000, and $2.1 million in 1999. Under the provisions of the retention and warrant incentive plans, employees are compensated with a fixed percentage of gains realized on warrant and certain venture capital fund and direct equity investments. The decrease in retention and warrant plans expense was directly related to the decline in warrant, venture capital fund, and direct equity investment gains over the comparable 2000 and 1999 periods.

        Other noninterest expenses, excluding the affect of tax credit fund investment amortization, totaled $10.7 million in 2001 and $8.2 million in 2000 and 1999. The increase in other noninterest expenses in 2001, compared to 2000 and 1999, was primarily attributable to higher insurance and data processing costs in 2001 as compared to 2000 and 1999, primarily due to the overall growth in our business.

Income Taxes

        Our effective income tax rate was 37.5% in 2001, compared to 40.4% in 2000 and 39.5% in 1999. The change in our effective income tax rate from 2000 to 2001 was primarily due to an increase in items giving rise to permanent tax benefits. The increase in tax rate from 1999 to 2000 was principally attributable to changes in our multi-state income tax rate.

Minority Interests

        The minority interest limited partner's share of losses related to SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. increased by a total of $7.1 million between 2000 and 2001. The increase in minority interest limited partner losses was primarily due to a write-down of minority interest-owned investments of $5.8 million. The remaining increase in minority interest limited partner losses primarily related to fund management fees associated with SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P.

Financial Condition

        Assets totaled $4.2 billion at December 31, 2001, a decrease of $1.5 billion, or 25.9% compared to $5.6 billion at December 31, 2000, primarily concentrated in a $1.2 billion decrease in federal funds sold and securities purchased under agreement to resell.

Federal Funds Sold and Securities Purchased under Agreement to Resell

        Federal funds sold and securities purchased under agreement to resell totaled a combined $212.2 million at December 31, 2001, a decrease of $1.2 billion, or 84.7%, compared to the $1.4 billion outstanding at the prior year end. This decrease was attributable to reduced investible funds as a result of a decline in our clients' deposit balances during 2001.

Investment Securities

        For a description of the accounting policies related to investment securities, see Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Item 8. Note 1 to the Consolidated Financial Statements—Significant Accounting Policies—Investment Securities.

        The following table details the composition of investment securities, which were classified as available-for-sale and reported at fair value, except for nonmarketable Federal Reserve Bank stock and tax credit funds, venture capital fund investments, and other private equity investments, which were reported on a cost basis less any identified impairment, at December 31, 2001, 2000, and 1999.

	December 31,
	2001	2000	1999
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$85,148	$25,011	$29,798
U.S. agencies and corporations:
Discount notes and bonds	425,843	1,027,531	855,570
Mortgage-backed securities	142,493	166,409	161,822
Collateralized mortgage obligations	154,314	209,585	221,952
Obligations of states and political subdivisions	421,634	401,047	196,396
Commercial paper and other debt securities	34,800	53,900	117,084
Money market mutual funds	494,230	155,254	27,103
Warrant securities	2,406	7,033	68,358
Venture capital fund investments	69	—	42,750
Other equity investments	5	23	2,356

Total available-for-sale securities	1,760,942	2,045,793	1,723,189

Nonmarketable securities:
Federal Reserve Bank stock and tax credit funds	19,867	15,538	12,336
Venture capital fund investments (1)	38,647	30,519	9,811
Other private equity investments (2)	13,706	15,740	2,072

Total nonmarketable securities	72,220	61,797	24,219

Total investment securities	$1,833,162	$2,107,590	$1,747,408

(1)
Non-marketable venture capital fund investments included $16.5 million and $10.3 million related to SVB Strategic Investors Fund, L.P., as of December 31, 2001 and 2000, respectively. Non-marketable venture capital fund investments as of December 31, 1999 were wholly-owned by us.

(2)
Non-marketable private equity investments included $5.1 million and $3.1 million related to Silicon Valley BancVentures, L.P., as of December 31, 2001 and 2000, respectively. Non-marketable private equity investments as of December 31, 1999 were wholly-owned by us.

        Investment securities totaled $1.8 billion at December 31, 2001, a decrease of $274.4 million, or 13.0%, from the December 31, 2000 balance of $2.1 billion. This decrease resulted from a decline in investable funds as a result of a decline in our deposits during 2001, and primarily consisted of U.S agency securities. The decrease in collateralized mortgage obligations was primarily due to maturities. The increase in venture capital fund investments of $8.2 million between 2000 and 2001 was primarily due to additional investments made during the year. The change in the composition of investments was the result of current interest rate conditions.

        Based on December 31, 2001 market valuations, we had potential pre-tax warrant gains totaling $2.2 million related to 17 companies. We are restricted from exercising many of these warrants until later in 2002. As of December 31, 2001, we held 1,673 warrants in 1,278 companies, had made investments in 239 venture capital funds, and had direct equity investments in 49 companies. Many of these companies are nonpublic. Thus, for those companies for which a readily determinable market value cannot be obtained, we value those equity instruments at cost less any identified impairment. Additionally, we are typically contractually precluded from taking steps to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

        Investment securities totaled $2.1 billion at December 31, 2000, an increase of $360.2 million, or 20.6%, over the December 31, 1999 balance of $1.7 billion. This increase resulted from excess funds that were generated by strong growth in our deposits outpacing the growth in loans during 2000, and primarily consisted of U.S. agency securities, obligation of states and political subdivisions, and money market mutual funds. The decrease in commercial paper and other debt securities was primarily due to maturities. The decrease in venture capital fund investments of $22.0 million between 1999 and 2000 was primarily due to the sale of a venture capital fund investment in 2000, which had a fair value of $42.8 million at December 31, 1999. The overall growth in the investment portfolio reflected our actions to increase as well as to further diversify our investment portfolio in response to a continued substantial increase in liquidity.

        At December 31, 2001, money market mutual funds were the only investment securities held by us that were issued by a single party, excluding securities issued by the U.S. Government or by U.S. government agencies and corporations, and which exceeded 10.0% of our stockholders' equity.

        The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2001, except for auction rate securities that use the next reset date as the maturity date. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of certain U.S. agency securities, mortgage-backed securities and collateralized mortgage obligations will generally differ from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties. Warrant securities, venture capital fund investments, other private equity investments, Federal Reserve Bank stock, and tax credit funds, were included in the table below as maturing after 10 years.

	December 31, 2001
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
U.S. Treasury securities	$85,148	1.73%	$85,148	1.73%	—	—	—	—	—	—
U.S. agencies and corporations:
Discount notes and bonds	425,843	5.74	257,884	6.40%	$167,959	4.71%	—	—	—	—
Mortgage-backed securities	142,493	6.01	—	—	9,245	5.90	$29,963	6.34%	$103,285	6.46%
Collateralized mortgage obligations	154,314	6.30	—	—	4,135	6.26	38,684	6.15	111,315	6.35
Obligations of states and political subdivisions	421,634	3.77	273,403	2.31	60,799	6.32	87,432	6.62	—	—
Commercial paper and other debt securities	34,800	3.19	34,800	3.19	—	—	—	—	—	—
Money market mutual funds	494,230	2.11	494,230	2.11	—	—	—	—	—	—
Warrant securities	2,406	—	—	—	—	—	—	—	2,406	—
Venture capital fund investments	38,716	—	—	—	—	—	—	—	38,716	—
Other private equity investments	13,711	—	—	—	—	—	—	—	13,711	—
Federal Reserve Bank stock and tax credit funds	19,867	—	—	—	—	—	—	—	19,867	—

Total	$1,833,162	4.06%	$1,145,465	3.12%	$242,318	5.19%	$156,079	6.45%	$289,300	6.40%

        Mortgage-backed securities (MBS), collateralized mortgage obligations (CMO) and callable U.S. agency securities (agencies) pose risks not associated with fixed maturity bonds, primarily related to the ability of the borrower to call or prepay the debt with or without penalty. This risk, known as prepayment risk, may cause the MBS, the CMO, and the agencies to remain outstanding for a period of time different than that assumed at the time of purchase. When interest rates decline, prepayments generally tend to increase, causing the average expected remaining maturity of the MBS, the CMO, and the agencies to decline. Conversely, if interest rates rise, prepayments tend to decrease lengthening the average expected remaining maturity of the MBS, the CMO, and the agencies.

Loans

        The composition of the loan portfolio, net of unearned income, for each of the past five years follows.

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Commercial	$1,536,845	$1,531,468	$1,414,728	$1,429,980	$1,051,218
Real estate construction	52,088	62,253	76,209	74,023	53,583
Real estate term	50,935	38,380	67,738	60,841	33,395
Consumer and other	127,170	84,448	64,330	47,077	36,449

Total loans	$1,767,038	$1,716,549	$1,623,005	$1,611,921	$1,174,645

        Average loans increased $76.8 million, or 4.9%, in 2001 as compared to 2000, resulting in a $8.9 million favorable volume variance. We continue to increase the number of client lending relationships in most of our technology and life science industry sectors as well as specialized lending products.

        The following table sets forth the remaining contractual maturity distribution of our loans (reported on a gross basis) at December 31, 2001 for fixed and variable rate loans:

	December 31, 2001
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(Dollars in thousands)
Fixed rate loans:
Commercial	$27,912	$392,392	$32,749	$453,053
Real estate construction	—	2,779	1,090	3,869
Real estate term	—	18,534	466	19,000
Consumer and other	5,297	4,079	—	9,376

Total fixed-rate loans	$33,209	$417,784	$34,305	$485,298

Variable-rate loans:
Commercial	$656,434	$354,745	$84,076	$1,095,255
Real estate construction	23,656	3,849	19,927	47,432
Real estate term	8,522	17,846	6,777	33,145
Consumer and other	64,623	13,146	40,066	117,835

Total variable-rate loans	$753,235	$389,586	$150,846	$1,293,667

        Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

        A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging growth or middle-market companies in a variety of industries. As of December 31, 2001, our software tools and applications industry subsector represented 18.6% of total loans and our premium wineries industry sector represented 11.2% of total loans. No other industry sector represented more than 10.0% of total loans at December 31, 2001.

Loan Administration

        Authority over our loan policies resides with our board of directors. This authority is managed through the approval and periodic review of our loan policies. The board of directors delegates authority to the directors' loan committee to supervise our loan underwriting, approval and monitoring activities. The directors' loan committee consists of outside board of director members and our chief executive officer, who serves as an alternate.

        Subject to the oversight of the directors' loan committee, lending authority is delegated to the chief credit officer and our internal loan committee, which consists of the chief credit officer, the chief executive officer of Silicon Valley Bank, and other senior members of our lending management. Requests for new and existing credits that meet certain size and underwriting criteria may be approved outside of our internal loan committee by designated senior lenders or jointly with a senior credit officer.

Credit Quality and the Allowance for Loan Losses

        For a description of the accounting policies related to the allowance for loan losses, see Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Item 8.—Note 1 to the Consolidated Financial Statements—Significant Accounting Policies—Loans—Allowance for Loan Losses.

        The following table presents an analysis of the allowance for loan losses for the past five years:

	December 31,
	2001	2000	1999	1998	1997
		(Dollars in thousands)
Balance at January 1,	$73,800	$71,800	$46,000	$37,700	$32,700
Charge-offs:
Commercial	(37,671)	(63,177)	(34,312)	(31,123)	(9,236)
Real estate	(690)	—	—	—	—
Consumer and other	(424)	(203)	(196)	—	—

Total charge-offs	(38,785)	(63,380)	(34,508)	(31,123)	(9,236)

Recoveries:
Commercial	20,408	10,507	7,849	1,897	3,170
Real estate	209	47	34	366	986
Consumer and other	19	224	18	1	13

Total recoveries	20,636	10,778	7,901	2,264	4,169

Net charge-offs	(18,149)	(52,602)	(26,607)	(28,859)	(5,067)
Provision for loan losses	16,724	54,602	52,407	37,159	10,067

Balance at December 31,	$72,375	$73,800	$71,800	$46,000	$37,700

Net charge-offs to average total loans	1.1%	3.3%	1.7%	2.2%	0.5%

        The following table displays the allocation of the allowance for loan losses among specific classes of loans.

	December 31,
	2001		2000		1999		1998		1997
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Commercial	$65,972	92.3%	$54,300	92.7%	$49,985	95.5%	$28,417	95.8%	$30,394	89.5%
Real estate term	2,528	3.5	806	1.4	795	1.5	438	1.4	426	2.8
Real estate construction	1,062	1.5	1,141	1.9	792	1.5	374	1.3	274	4.6
Consumer and other	1,959	2.7	2,350	4.0	757	1.5	434	1.5	386	3.1
Unallocated	854	N/A	15,203	N/A	19,471	N/A	16,337	N/A	6,220	N/A

Total	$72,375	100.0%	$73,800	100.0%	$71,800	100.0%	$46,000	100.0%	$37,700	100.0%

        The allowance for loan losses totaled $72.4 million at December 31, 2001, a decrease of $1.4 million, or 1.9% compared to $73.8 million at December 31, 2000. This decrease was due to net charge-offs of $18.1 million, a decline of $34.5 million from the prior year, offset by additional provisions to the allowance for loan losses of $16.7 million. The 2001 net charge-off amount was composed of $38.8 million in gross charge-offs and $20.6 million in gross recoveries. The 2001 gross charge-offs included one entertainment credit totaling $3.8 million. Of the total 2001 gross charge-offs, $4.9 million were classified as nonperforming loans at the end of 2000. The 2001 gross recoveries included three credits, one from our technology industry sector and two from our discontinued entertainment and healthcare niches, totaling $12.0 million.

        The unallocated component of the allowance for loan losses at December 31, 2001 decreased $14.3 million from the prior year-end. The decrease in the unallocated allowance, between 2000 and 2001, principally reflects our management's decision to provide an additional allocation of the allowance for loan losses for our early-stage product loan portfolio. No such specific allocation existed at December 31, 2000. Early-stage product loans represent approximately 20% of our total loan portfolio and are defined by us as loans made to nonpublic, emerging growth, technology and life science companies that have not yet attained profitability. We determined that an additional allocation of the allowance for loan losses was necessary as our early-stage product loan portfolio experienced higher than normal annualized gross loan losses that ranged from approximately 7% to 10% during each of the last three fiscal quarters of 2001. Therefore, our management established an additional allocation to specifically address potential loan losses from this portfolio. However, we expect our 2002 net charge-offs to be 1.5% of gross loans or less.

        The 2000 gross charge-offs included three entertainment credits totaling $23.1 million and two commercial credits totaling $12 million in our healthcare services industry sector. Of the total 2000 gross charge-offs, $13.4 million were classified as nonperforming loans at the end of 1999.

        Gross charge-offs in 1999 included a $7.4 million commercial credit in our financial services (nontechnology) industry sector and a $5.7 million commercial credit in our computers and peripherals industry sector. Of the total 1999 gross charge-offs, $6.0 million were classified as nonperforming loans at the end of 1998.

        We have continued to evaluate both U.S. and international economic events during 2001 and the forecasts for the U.S. economy for 2002 in an effort to monitor the markets we serve. The outlook for the U.S. economy in 2002 is uncertain; although no significant current or forecasted negative impact has been identified with respect to our loan growth, credit quality, overall financial condition, and results of operations. We believe our allowance for loan losses is adequate as of December 31, 2001. However, future changes in circumstances, economic conditions, or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Nonperforming Assets

        Nonperforming assets consist of loans that are past due 90 days or more that are still accruing interest, loans on nonaccrual status, and other real estate owned (OREO) and other foreclosed assets. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets, and the allowance for loan losses. During 2001, 2000 and 1999, our nonaccrual loans represented all impaired loans. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

	December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Nonperforming assets:
Loans past due 90 days or more	$1,000	$98	$911	$441	$1,016
Nonaccrual loans	17,307	18,287	27,552	19,444	24,476

Total nonperforming loans	18,307	18,385	28,463	19,885	25,492
OREO and other foreclosed assets	—	—	—	1,800	1,858

Total nonperforming assets	$18,307	$18,385	$28,463	$21,685	$27,350

Nonperforming loans as a percent of total loans	1.0%	1.1%	1.7%	1.2%	2.2%
Nonperforming assets as a percent of total assets	0.4%	0.3%	0.6%	0.6%	1.0%
Allowance for loan losses	$72,375	$73,800	$71,800	$46,000	$37,700
As a percent of total loans	4.1%	4.3%	4.4%	2.8%	3.2%
As a percent of nonaccrual loans	418.2%	403.6%	260.6%	236.6%	154.0%
As a percent of nonperforming loans	395.3%	401.4%	252.3%	231.3%	147.9%

Nonaccrual Loans

        The detailed composition of nonaccrual loans is presented in the following table. There were no real estate construction or real estate term loans on nonaccrual status at December 31, 2000.

	December 31,
	2001	2000
	(Dollars in thousands)
Commercial	$16,967	$18,003
Real estate	340	—
Consumer and other	—	284

Total nonaccrual loans	$17,307	$18,287

Nonperforming Loans

        Nonperforming loans totaled $18.3 million at December 31, 2001, a decrease of $0.1 million, or 0.4%, from the $18.4 million total at December 31, 2000. Of the total nonperforming loans at year-end 2000, $4.9 million were charged off, $2.8 million remained on nonperforming status, and $10.7 million were repaid during 2001. Additionally, $15.5 million in loans were placed on nonperforming status during 2001 and were still classified as nonperforming loans at the end of 2001.

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

        Nonperforming loans at the end of 2000 included one commercial credit totaling $6.8 million in our healthcare service (non-technology) niche. In 2001, $5.2 million of this commercial credit has been repaid and $0.6 million has been charged off.

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

        In addition to the loans disclosed in the foregoing analysis as of February 28, 2002, we have identified three loans with principal amounts aggregating approximately $10.5 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower cast serious doubts about the ability of the borrower to comply with the loan repayment terms.

        We held no other foreclosed assets (OREO) at December 31, 2001, 2000, and 1999. OREO or other foreclosed assets totaled a combined $1.8 million at December 31, 1998. The OREO and other foreclosed assets balance at December 31, 1998 consisted of one OREO property and one other asset that was acquired through foreclosure. Both of these were sold during 1999. The OREO property consisted of multiple undeveloped lots and was acquired by us prior to June 1993. The one other asset acquired through foreclosure, which totaled $1.1 million at December 31, 1998, consisted of a favorable leasehold right under a master lease that we acquired upon foreclosure of a loan during 1997.

Deposits

        Our deposits are largely obtained from clients within our technology and life science industry sectors, and, to a lesser extent, from businesses within our special industry finance division and from individuals served by our private banking division. We do not obtain deposits from conventional retail sources and do not accept brokered deposits. The following table presents the composition of our deposits for the last five years:

	December 31,
	2001	2000	1999	1998	1997
		(Dollars in thousands)
Noninterest-bearing demand	$1,737,663	$2,448,758	$1,928,100	$921,790	$788,442
NOW	25,401	57,857	43,643	19,978	21,348
Regular money market	264,858	354,939	363,920	350,110	351,921
Bonus money market	630,091	1,164,624	1,481,457	1,835,249	1,146,075
Time	722,964	836,081	292,285	142,626	124,621

Total deposits	$3,380,977	$4,862,259	$4,109,405	$3,269,753	$2,432,407

        Total deposits were $3.4 billion at December 31, 2001, a decrease of $1.5 billion, or 30.5%, from the prior year-end total of $4.9 billion. A substantial portion of the decrease in deposits during 2001 was concentrated in our noninterest-bearing demand deposits, which decreased $711.1 million, or 29.0%, and bonus money market deposits, which decreased $534.5 million or 45.9%, from the prior year-end. This decrease was explained by a slowdown in our clients' capital markets and venture capital findings that has reduced our clients' liquidity levels.

        Client deposits in our bonus money market product totaled $1.2 billion at December 31, 2000, a $316.8 million, or 21.4%, decrease from the $1.5 billion prior year-end balance. Despite the high levels of client liquidity in 2000, our money market deposits at December 31, 2000 decreased $325.8 million from the prior year-end. The decrease in money market deposits was the result of our lowering bonus money market deposit rates during 1999 and marketing higher-yielding, private label investment products to clients. We did this to lower our total deposits and total assets, thereby increasing our Tier 1 leverage ratio.

        The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $653.5 million and $773.5 million at December 31, 2001 and 2000, respectively. At December 31, 2001, substantially all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Contractual Obligations and Commercial Commitments

        As of December 31, 2001, we had the following contractual obligations and commercial commitments:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Borrowings(1)	$66,888	$41,203	$17,123	$8,562	$—
Operating leases(2)	46,034	10,422	20,203	12,600	2,809
Remaining unfunded commitments to venture capital funds(3)	23,185	23,185	—	—	—
Remaining unfunded commitments to SVB Strategic Investors Fund, L.P.(3)	12,000	12,000	—	—	—
Remaining unfunded commitments to Silicon Valley BancVentures, L.P.(3)	4,500	4,500	—	—	—
Other commercial commitments	Amount of Commitment Expiring Per Period
Commitments to extend credit(4)	$2,484,954	$1,603,836	$615,052	$52,563	$213,503
Standby letters of credit(4)	741,788	601,787	125,808	8,084	6,109
Foreign exchange letters of credit(4)	4,879	4,195	684	—	—
Commercial letters of credit(4)	1,418	1,418	—	—	—

(1)
See "Item 8.—Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 10. Borrowings" for further disclosure related to borrowings.

(2)
See "Item 8.—Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 8. Premises and Equipment" for further disclosure related to premises and equipment.

(3)
See "Item 8.—Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 6. Investment Securities" for further disclosure related to investment securities. Commitments to invest in these funds are generally made for a ten-year period from the inception of a fund , however, the timing and amount of fund capital calls is inestimable. Therefore, we have included our fund capital commitments in the table above as being due in less than one year.

(4)
See "Item 8.—Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 17. Financial Instruments with Off-Balance Sheet Risk" for further disclosure related to financial instruments with off-balance sheet risk.

Quantitative and Qualitative Disclosures About Market Risk

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

        We manage interest rate risk principally through strategies involving our investment securities portfolio, including adjusting both the maturity structure of the portfolio and the amount of interest rate sensitive securities. Our policies permit the limited use of off-balance-sheet derivative instruments in managing interest rate risk.

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

Interest Rate Sensitivity Analysis

        The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated to reprice within a specific time period and the amount of funding sources anticipated to reprice within that same time period. A gap is considered positive when the amount of interest rate sensitive assets repricing within a specific time period exceeds the amount of funding sources repricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. The gap analysis as of December 31, 2001 indicates that the cumulative one-year gap as a percentage of interest-earning assets was a positive 31.1%.

        The following table illustrates our interest rate sensitivity gap positions at December 31, 2001:

Interest Rate Sensitivity Analysis as of
December 31, 2001

	Assets and liabilities which mature or reprice
	Immedi- ately	1 Day to 1 Month	After 1 Month to 3 Months	After 3 Months to 6 Months	After 6 Months to 1 Year	After 1 Year to 5 Years	After 5 Years	Not Stated	Total
	(Dollars in thousands)
Interest-Earning Assets:
Federal funds sold and securities purchased under agreement to resell(1)	—	$212,214	—	—	—	—	—	—	$212,214

Investment securities:
U.S. Treasury and agencies obligations(2)	—	144,903	$120,842	$25,102	$55,144	$165,000	—	—	510,991
Collateralized mortgage obligations and mortgage-backed securities(2)	—	2,711	5,291	7,299	12,136	181,623	87,747	—	296,807
Obligations of states and political subdivisions	—	265,450	1,200	2,535	4,140	59,515	88,794	—	421,634
Commercial paper and other debt securities	—	34,800	—	—	—	—	—	—	34,800
Money market mutual funds	—	494,230	—	—	—	—	—	—	494,230
Other equity securities(3)	—	—	—	—	—	—	—	$7,148	7,148

Total investment securities	—	942,094	127,333	34,936	71,420	406,138	176,541	7,148	1,765,610

Loans(4), (5)	$1,133,021	93,619	48,728	66,113	117,825	285,563	16,789	5,380	1,767,038

Total interest-earning assets	$1,133,021	$1,247,927	$176,061	$101,049	$189,245	$691,701	$193,330	$12,528	$3,744,862

Funding Sources:
Money market and NOW deposits	—	$920,350	—	—	—	—	—	—	$920,350
Time deposits	—	479,923	$85,549	$64,232	$92,862	$398	—	—	722,964

Total interest-bearing deposits	—	1,400,273	85,549	64,232	92,862	398	—	—	1,643,314
Short-term borrowings	—	—	—	—	41,203	—	—	—	41,203
Long-term debt	—	—	—	—	—	25,685	—	—	25,685
Trust Preferred securities	—	—	—	—	—		$38,641	—	38,641
Portion of noninterest-bearing funding sources	—	—	—	—	—	—	—	$1,996,019	1,996,019

Total funding sources	$—	$1,400,273	$85,549	$64,232	$134,065	$26,083	$38,641	$1,996,019	$3,744,862

Gap	$1,133,021	$(152,346)	$90,512	$36,817	$55,180	$665,618	$154,689	$(1,983,491)	—
Cumulative Gap	$1,133,021	$980,675	$1,071,187	$1,108,004	$1,163,004	$1,828,802	$1,983,491	—	—

(1)
Includes interest-bearing deposits in other financial institutions of $2,880 as of December 31, 2001.

(2)
Principal cash flows are based on estimated principal payments as of December 31, 2001.

(3)
Not stated column consists of investments in Federal Reserve Bank stock as of December 31, 2001.

(4)
Not stated column consists of nonaccrual loans of $17,307 offset by unearned income of $13,972 as of December 31, 2001.

(5)
Maturity/repricing columns for fixed rate loans are based upon the amount and timing of related principal payments as of December 31, 2001.

Market Value of Portfolio Equity (MVPE)

        One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance-sheet items, defined as our market value of portfolio equity (MVPE). This analysis assesses the changes in market values of interest-rate-sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, and the resulting effect on our MVPE. Policy guidelines establish maximum variances in our MVPE of 20.0% and 30.0% in the event of an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively. At December 31, 2001, our MVPE exposure related to the aforementioned changes in market interest rates was within policy guidelines.

        The following table presents our MVPE exposure at December 31, 2001 and December 31, 2000 related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

		Estimated Increase/ (Decrease) in MVPE
Change in Interest Rates (Basis Points)	Estimated MVPE
		Amount	Percent
	(Dollars in thousands)
December 31, 2001:
+200	$805,971	$9,845	1.2%
+100	800,734	4,608	0.6
-	796,126	—	—
-100	789,689	(6,437)	(0.8)
-200	779,263	(16,863)	(2.1)
December 31, 2000:
+200	$946,674	$3,112	3.3%
+100	942,950	(612)	(0.1)
-	943,562	—	—
-100	947,086	3,524	0.4
-200	952,820	9,258	1.0

        The preceding table indicates that at December 31, 2001, in the event of an instantaneous and sustained increase or decrease in market interest rates, our MVPE would be expected to increase slightly or remain unchanged.

        The market value calculations supporting the results in the preceding table are based on the present value of estimated cash flows utilizing both market interest rates provided by independent broker/dealers and other publicly available sources that we deem reliable. These calculations do not contemplate any changes that our ALCO could make to reduce our MVPE exposure in response to a change in market interest rates.

        As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain of our assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain of our asset and liability categories may precede, or lag behind, changes in market interest rates. Also, the actual rates of prepayments on loans and investments could vary substantially from the assumptions utilized in deriving the results as presented in the preceding table. Further, a change in the shape of the forward yield curve could result in different MVPE estimations from those presented herein. Accordingly, the results in the preceding table should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting MVPE estimates are not intended to represent, and should not be construed to represent the underlying value.

        The simulation model also provides the ALCO with the ability to simulate our net interest income using an interest rate forecast (simple simulation). In order to measure, as of December 31, 2001, the sensitivity of our forecasted net interest income to changing interest rates utilizing the simple simulation methodology, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the forward yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, as applicable, by 200 basis points in 12 equal increments over a one-year period.

        Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income sensitivity exceeding 20.0%. Simulations as of December 31, 2001 indicated that we were well within these policy guidelines.

        Interest rate risk is the most significant market risk impacting us. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk and equity price risk. The impact on us resulting from these latter two market risks is not considered significant and no separate quantitative information concerning market rate and price exposure is presented herein. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

Liquidity

        Another important objective of asset/liability management is to manage liquidity. The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand and depositors' needs and to service other liabilities as they become due without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

        We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Our ALCO provides oversight to the liquidity management process and recommends policy guidelines, subject to board of directors' approval, and courses of action to address our actual and projected liquidity needs.

        The ability to attract a stable, low-cost base of deposits is our primary source of liquidity. Other sources of liquidity available to us include short-term borrowings, which consist of federal funds purchased, security repurchase agreements, and other short-term borrowing arrangements. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for pledging purposes with a maturity in excess of six months, and anticipated near-term cash flows from investments.

        Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At December 31, 2001, our ratio of liquid assets to total deposits was 48.3%. This ratio is well in excess of our minimum policy guideline and is lower than the comparable ratio of 65.2% as of December 31, 2000. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in our liquidity management activities. As of December 31, 2001 and 2000 we were in compliance with all of these policy measures.

        In analyzing our liquidity during 2001, reference is made to our consolidated statement of cash flows for the year ended December 31, 2001 (see "Item 8. Consolidated Financial Statements and Supplementary Data"). The statement of cash flows includes separate categories for operating, investing and financing activities. Operating activities included net income of $88.2 million for 2001, which was adjusted for certain non-cash items including the provision for loan losses, depreciation, deferred tax assets, and an assortment of other miscellaneous items resulting in cash generated from operations. Investing activities consisted of transactions in investment securities resulting in a net cash inflow of $279.1 million and the net change in total loans which resulted in a net outflow of $92.8 million in 2001. The net cash inflow from securities transactions were the net result of investment securities maturities and sales, offset by purchases of securities. The net cash outflow related to loans relates to loan originations offset by principal collections. Financing activities reflected the net change in our total deposits, which decreased $1.5 billion during 2001, net cash proceeds received form issuance of common stock totaling $13.4 million and cash outflow of $99.9 million resulting from repurchase of common stock. In total, the transactions noted above resulted in a net cash outflow of $1.3 billion for 2001 and total cash and cash equivalents, as defined in our consolidated statement of cash flows, of $440.5 million at December 31, 2001.

Capital Resources

        Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of trust-preferred securities and common stock as well as retained earnings.

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

        During 2001, we repurchased 4.5 million shares of common stock for an aggregate purchase price of $99.9 million in conjunction with the share repurchase program authorized by the Board of Directors on April 5, 2001.

        Stockholders' equity totaled $627.5 million at December 31, 2001, an increase of $13.4 million, or 2.2%, from the $614.1 million balance at December 31, 2000. This increase in 2001, compared to 2000, was primarily due to net income of $88.2 million and net proceeds from the issuance of common stock of $13.4 million, substantially offset by the repurchase of 4.5 million shares of common stock for an aggregate purchase price of $99.9 million. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of December 31, 2001.

        The table below presents the relationship between the following significant financial ratios:

	Years Ended December 31,
	2001	2000	1999
Return on average assets	2.0%	3.1%	1.3%
Divided by
Average equity as a percentage of average assets	14.9%	9.2%	6.0%
Equals
Return on average equity	13.5%	33.3%	21.9%
Times
Earnings retained	100.0%	100.0%	100.0%
Equals
Internal capital growth	13.5%	33.3%	21.9%

        Both Silicon and Silicon Valley Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, of risk-weighted assets and certain off-balance-sheet items for a well-capitalized depository institution.

        The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution.

        Both Silicon's and Silicon Valley Bank's capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of December 31, 2001, 2000, and 1999. See Item 8.—Consolidated Financial Statements and Supplementary Data—Note 20—Regulatory Matters. Capital ratios for Silicon Valley Bancshares are set forth below:

	December 31,
	2001	2000	1999
Total risk-based capital ratio	17.2%	17.7%	15.5%
Tier 1 risk-based capital ratio	15.9%	16.5%	14.3%
Tier 1 leverage ratio	14.8%	12.0%	8.8%

        The decrease in our total risk-based capital ratio and the Tier 1 risk-based capital ratio at the end of 2001 from the prior year-end was primarily attributable to a decrease in Tier 1 capital. This decrease was due to an adjustment for goodwill related to the Alliant purchase completed on September 28, 2001. The Tier 1 leverage ratio improved as of December 31, 2001 when compared to December 31, 2000, due to a decrease in quarterly average total assets, resulting from a decline in deposits during 2001.

        The increase in the total risk-based capital ratio and the Tier 1 risk-based capital ratio at the end of 2000 from the prior year-end was primarily attributable to an increase in Tier 1 capital. This increase was due to both the issuance of common stock during 2000, which generated net proceeds of $115.6 million, and internally generated capital, primarily net income of $159.1 million. The Tier 1 leverage ratio also improved as of December 31, 2000 when compared to December 31, 1999, although not as significantly as the risk-based capital ratios, due to an increase in quarterly average total assets partially offsetting the increase in Tier 1 capital. Quarterly average total assets increased due to the strong growth in deposits during 2000.

Risk Factors

        Our business is subject to a number of risks, including those described below.

If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

        As a lender, the largest risk we face is the possibility that a significant number of our client borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse affect on our business, profitability and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment. We cannot assure you that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for further discussion on the evaluation process of the adequacy of the allowance for loan losses.

Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile, and we may need to make material provisions for loan losses in any period, which could cause reduced net income or net losses in that period.

        Our loan portfolio has a credit profile different from that of most other banking companies. Many of our loans are made to companies in the early stages of development with negative cash flow and no established record of profitable operations. In some cases, repayment of the loan is dependent upon receipt of additional equity financing from venture capitalists or others. Collateral for many of the loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in our technology and life science industry sectors, a borrower's financial position can deteriorate rapidly. We also make loans that are larger, relative to the revenues of the borrower, than those made by traditional small business lenders, so the impact of any single borrower default may be more significant to us.

        Because of these characteristics, our level of nonperforming loans and loan charge-offs can be volatile and can vary materially from period to period. For example, our nonperforming loans totaled:

  •
  $18.3 million, or 1.0% of total loans at December 31, 2001
  •
  $18.4 million, or 1.1% of total loans, at December 31, 2000
  •
  $28.5 million, or 1.7% of total loans, at December 31, 1999
  •
  $47.4 million, or 3.0% of total loans, at June 30, 1999
  •
  $51.7 million, or 3.2% of total loans, at March 31, 1999
  •
  $19.9 million, or 1.2% of total loans, at December 31, 1998

        Changes in our level of nonperforming loans may require us to make material provisions for loan losses in any period, which could reduce our net income or cause net losses in that period. For example, we did not record any provision for loan losses for the three months ended December 31, 2001 and recorded a provision for loan losses of $16.7 million for the year ended December 31, 2001, compared to $8.3 million and $54.6 million, respectively, for the comparable 2000 periods.

Decreases in the amount of capital available to start-up and emerging growth companies could adversely affect our business, profitability, and growth prospects.

        Our strategy has focused on providing banking products and services to emerging growth and middle-market companies receiving financial support from sophisticated investors, including venture capitalists, "angels," and corporate investors. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive a second or third round of equity infusion from investors. The amount of capital available to startup and emerging growth companies has decreased in the past two years which has caused our client deposit balances to decline. If the amount of capital available to such companies continues to decrease, it is likely that the number of new clients and investor financial support to our existing borrowers would decrease, having an adverse effect on our business, profitability and growth prospects.

        Among the factors that have and could in the future affect the amount of capital available to startup and emerging growth companies is the receptivity of the capital markets to initial public offerings or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments, and general economic conditions in the technology and life sciences industries. Over the past two years, the stock prices of many technology and life science companies have declined substantially, and the capital markets have been less receptive to initial public offerings. These reduced capital markets valuations could further reduce the amount of capital available to startup and emerging growth companies, including companies within our technology and life science industry sectors.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

        Silicon Valley Bancshares, Silicon Valley Bank, and their subsidiaries are extensively regulated under both federal and state law. These regulations are intended primarily for the protection of depositors, other clients, and the deposit insurance fund—not for the benefit of stockholders or security holders. Federal and state laws and regulations limit the activities in which both Silicon, Silicon Valley Bank, and their subsidiaries may engage. In addition, Silicon Valley Bancshares, Silicon Valley Bank and their subsidiaries are required to maintain certain minimum levels of capital. Federal and state banking regulators possess broad powers to take supervisory action, as they deem appropriate with respect to Silicon Valley Bancshares and Silicon Valley Bank. Alliant Partners, Silicon Valley Bank's broker-dealer subsidiary, is regulated by the SEC and the NASD. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. Supervisory actions can result in higher capital requirements, higher insurance premiums and limitations on the activities of Silicon Valley Bancshares, Silicon Valley Bank or their subsidiaries, which could have a material adverse effect on our business and profitability.

Any existing unrealized warrant, venture capital fund, and direct equity investment portfolio gains may never be realized.

        We have historically obtained rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities. We also have made investments in venture capital funds as well as direct equity investments in companies from time to time. Many of the companies in our portfolio are non-public. We may not be able to realize gains from warrants in future periods, or our realized gains may be materially less than the current level of unrealized gains disclosed in this filing, due to changes in investor demand for initial public offerings and fluctuations in the market prices of the underlying common stock of these companies. In addition, our investments in venture capital funds and direct equity investments could lose value or become worthless which would reduce our net income or could cause a net loss in any period. For example, in 2001 we wrote-down the gross value of our equity investments, excluding the impact of minority interest-owned investments, by $7.4 million. The timing and amount of income, if any, from the disposition of client warrants, venture capital funds and direct equity investments, typically depend upon factors beyond our control, including the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. Therefore, we cannot predict future gains with any degree of accuracy and any gains are likely to vary materially from period to period.

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

        A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates we receive on interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio. Interest rates are highly sensitive to many factors that are beyond our control, such as inflation, recession, global economic disruptions, and unemployment. In addition, legislative changes could affect the manner in which we pay interest on deposits or other liabilities. For example, Congress has for many years debated revoking a law that prohibits banks from paying interest rates on checking accounts. If this law were to be revoked, we would be subject to competitive pressure to pay interest on our clients' checking accounts, which would negatively affect our interest rate spread. Any material decline in our interest rate spread would have a material adverse effect on our business and profitability. For example, in 2001 the federal funds interest rate declined by 475 basis points. Consequently, our net interest margin decreased by 120 basis points, from the fourth quarter of 2000 to the fourth quarter of 2001.

Adverse changes in domestic or global economic conditions, especially in the technology sector and especially in California, could have a material adverse effect on our business, growth, and profitability.

        If conditions worsen in the domestic or global economy, especially in the technology sector, our business, growth and profitability are likely to be materially adversely affected. Our technology clients would be harmed by any global economic slowdown, as their businesses are often dependent upon international suppliers and international sales. They would also be harmed if the U.S. economy were to further decline, as many of their sales generally are made domestically. They may be particularly sensitive to any disruption in the growth of the technology sector of the U.S. economy. In addition, a substantial number of our clients are geographically concentrated California and adverse economic conditions in California could harm the businesses of a disproportionate number of our clients. To the extent that our clients' underlying business is harmed, they are more likely to default on their loans. In 2001, the economic slowdown resulted in both lower interest-earning assets and client deposit balances, compared to 2000, thus reducing our net interest income. Net interest income in 2001 was $263.0 million, down from $329.8 million in 2000.

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

We cannot assure that we will be able to maintain our historical levels of profitability in the face of sustained competitive pressures.

        Other banks and specialty and diversified financial services companies, many of which are larger and have more capital than us, offer lending, leasing and other financial products to our customer base. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies, early stage growth companies or special industries such as wineries. In other cases, our competitors may offer a financial product, which provides an alternative to one of the products we offer to our clients. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges.

We face risks in connection with completed or potential acquisitions.

        We completed one acquisition in 2001 and may at times consider additional strategic acquisitions of banking or finance-related companies. We cannot assure that we will be able to successfully acquire attractive candidates on terms we find acceptable. Upon completion of an acquisition, we are faced with the challenges of integrating the operations, services, products, personnel, and systems of acquired companies into our business, which may divert management's attention from ongoing business operations. We cannot assure that we will be successful in integrating any acquired business effectively into the operations of our business.

The price of our common stock may decrease rapidly and significantly.

        The market price of our common stock could decrease in price rapidly and significantly at any time. The market price of our common stock has fluctuated in recent years. Between January 1, 2000 and December 31, 2001, the closing market price of our common stock has ranged from a low of $16.67 per share to a high of $64.06 per share. Fluctuations may occur, among other reasons, in response to:

  •
  Operating results
  •
  Perceived value of our warrants, venture capital investments, and direct equity investments
  •
  Trends in our nonperforming assets or the nonperforming assets of other banks
  •
  Announcements by competitors
  •
  Economic changes
  •
  General market conditions
  •
  Legislative and regulatory changes

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

Litigation could have a material adverse effect on our business, growth, and profitability.

        Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against Silicon Valley Bancshares and/or Silicon Valley Bank. Based upon information available to us, our review of such claims to date and consultation with our legal counsel, we believe the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position or results of operations. However, future legal claims could have a material adverse effect on our business and profitability.

We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services.

        We offer various Internet-based services to our clients, including online banking services, a client exchange program, and a Web site where our clients can exchange information with one another. The secure transmission of confidential information over the Internet is essential to maintain our clients' confidence in our online services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology used by us to protect client transaction data. Although we have developed systems and processes that are designed to prevent security breaches, failure to mitigate breaches of security could adversely affect our ability to offer and grow our online services and could harm our business.

        People generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to provide financial services over the Internet would be severely impeded if clients became unwilling to transmit confidential information online. As a result, our operations and financial condition could be adversely affected.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Silicon Valley Bancshares:

        We have audited the accompanying consolidated balance sheets of Silicon Valley Bancshares and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon Valley Bancshares and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

San Francisco, California
January 16, 2002

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(Dollars in thousands, except par value and shares)
Assets
Cash and due from banks	$228,318	$332,632
Federal funds sold and securities purchased under agreement to resell	212,214	1,389,734
Investment securities	1,833,162	2,107,590
Loans, net of unearned income	1,767,038	1,716,549
Allowance for loan losses	(72,375)	(73,800)

Net loans	1,694,663	1,642,749
Premises and equipment	21,719	18,493
Goodwill	96,380	—
Accrued interest receivable and other assets	85,621	135,577

Total assets	$4,172,077	$5,626,775

Liabilities, Minority Interest, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$1,737,663	$2,448,758
NOW	25,401	57,857
Money market	894,949	1,519,563
Time	722,964	836,081

Total deposits	3,380,977	4,862,259
Short-term borrowings	41,203	—
Other liabilities	29,781	81,138
Long-term debt	25,685	—

Total liabilities	3,477,646	4,943,397

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	38,641	38,589
Minority interest	28,275	30,668
Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,390,007 and 48,977,906 shares outstanding at December 31, 2001 and 2000, respectively	45	49
Additional paid-in capital	196,143	280,008
Retained earnings	423,252	335,098
Unearned compensation	(1,600)	(3,634)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	9,675	2,600

Total stockholders' equity	627,515	614,121

Total liabilities, minority interest, and stockholders' equity	$4,172,077	$5,626,775

See notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$184,859	$189,062	$162,973
Investment securities	90,046	114,226	87,692
Federal funds sold and securities purchased under agreement to resell	25,421	83,472	31,204

Total interest income	300,326	386,760	281,869

Interest expense:
Deposits	36,866	56,912	76,430
Other borrowings	475	—	—

Total interest expense	37,341	56,912	76,430

Net interest income	262,985	329,848	205,439
Provision for loan losses	16,724	54,602	52,407

Net interest income after provision for loan losses	246,261	275,246	153,032

Noninterest income:
Client investment fees	41,598	35,831	4,529
Letter of credit and foreign exchange income	12,655	18,586	14,027
Disposition of client warrants	8,500	86,322	33,003
Deposit service charges	6,196	3,336	2,764
Investment (losses) gains	(12,373)	37,065	1,056
Other	14,257	8,490	3,476

Total noninterest income	70,833	189,630	58,855

Noninterest expense:
Compensation and benefits	89,060	106,385	73,794
Professional services	24,543	20,832	11,766
Net occupancy	16,181	9,363	6,689
Furniture and equipment	13,916	11,999	6,178
Business development and travel	10,159	11,188	6,644
Telephone	4,317	2,815	1,846
Postage and supplies	3,995	3,500	2,582
Trust preferred securities distributions	3,300	3,300	3,300
Advertising and promotion	3,126	3,445	2,285
Retention and warrant incentive plans	1,473	17,311	2,102
Cost of other real estate owned	—	—	268
Other	13,418	8,223	8,205

Total noninterest expense	183,488	198,361	125,659
Minority interest	7,546	460	—

Income before income tax expense	141,152	266,975	86,228
Income tax expense	52,998	107,907	34,030

Net income	$88,154	$159,068	$52,198

Basic earnings per share	$1.85	$3.41	$1.27
Diluted earnings per share	$1.79	$3.23	$1.23

See notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Net income	$88,154	$159,068	$52,198
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains	12,398	34,452	60,196
Reclassification adjustment for gains included in net income	(5,323)	(73,514)	(20,606)

Other comprehensive income (loss)	7,075	(39,062)	39,590

Comprehensive income	$95,229	$120,006	$91,788

See notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Years Ended December 31, 2001, 2000, and 1999
	(Dollars in thousands)
	Common Stock
			Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income
	Shares	Amount					Total
Balance at December 31, 1998	41,423,830	$42	$94,108	$123,834	$(4,191)	$2,072	$215,865
Issuance of common stock, net of offering costs of $3.7 million	1,400,000	1	55,071	—	—	—	55,072
Common stock issued under employee benefit plans	288,453	—	3,512	—	97	—	3,609
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	749	—	—	—	749
Net income	—	—	—	52,198	—	—	52,198
Amortization of unearned compensation	—	—	—	—	1,767	—	1,767
Other comprehensive income:
Net change in unrealized gains/(losses) on available-for-sale investments	—	—	—	—	—	39,590	39,590
2 for 1 stock split in the form of a stock dividend (Note 1)	1,688,453	2	—	(2)	—	—	—

Balance at December 31, 1999	44,800,736	45	153,440	176,030	(2,327)	41,662	368,850

Issuance of common stock, net of offering costs of $6.2 million	2,510,000	3	99,079	—	—	—	99,082
Common stock issued under employee benefit plans	1,013,985	1	9,202	—	(3,274)	—	5,929
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	18,287	—	—	—	18,287
Net income	—	—	—	159,068	—	—	159,068
Amortization of unearned compensation	—	—	—	—	1,967	—	1,967
Other comprehensive income:
Net change in unrealized gains/(losses) on available-for-sale investments	—	—	—	—	—	(39,062)	(39,062)
2 for 1 stock split in the form of a stock dividend (Note 1)	653,185	—	—	—	—	—	—

Balance at December 31, 2000	48,977,906	49	280,008	335,098	(3,634)	2,600	614,121

Common stock issued under employee benefit plans, net of cancellation	874,101	1	11,362	—	326	—	11,689
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	4,619	—	—	—	4,619
Net income	—	—	—	88,154	—	—	88,154
Amortization of unearned compensation	—	—	—	—	1,708	—	1,708
Other comprehensive income:
Net change in unrealized gains/(losses) on available-for-sale investments	—	—	—	—	—	7,075	7,075
Common stock repurchase	(4,462,000)	(5)	(99,846)	—	—	—	(99,851)

Balance at December 31, 2001	45,390,007	$45	$196,143	$423,252	$(1,600)	$9,675	$627,515

See notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$88,154	$159,068	$52,198
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	16,724	54,602	52,407
Minority interest	(7,546)	(460)	—
Depreciation and amortization	5,717	4,016	3,266
Net loss (gain) on sales of investment securities	12,373	(37,065)	(1,056)
Net gains on disposition of client warrants	(8,500)	(86,322)	(33,003)
Decrease (increase) in accrued interest receivable	16,189	(4,331)	(12,474)
Deferred income tax benefits	(1,958)	(5,127)	(11,989)
Decrease (increase) in inventory	18,511	(5,991)	(12,520)
Increase in prepaid expenses	(744)	(1,128)	(351)
Increase (decrease) in unearned income	3,527	(167)	(1,436)
(Decrease) increase in retention, warrant and other incentive plan payable	(29,717)	19,285	12,914
Other, net	(174)	4,591	30,066

Net cash provided by operating activities	112,556	100,971	78,022

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	1,615,360	914,238	1,130,975
Proceeds from sales of investment securities	11,381	224,015	577,773
Purchases of investment securities	(1,347,596)	(1,434,770)	(1,992,948)
Net increase in loans	(92,801)	(156,757)	(44,156)
Proceeds from recoveries of charged off loans	20,636	10,778	7,901
Net proceeds from sales of other real estate owned	—	—	400
Payment for acquisition of Alliant Partners	(30,000)	—	—
Purchases of premises and equipment	(8,753)	(11,767)	(2,654)

Net cash provided by (used in) in investing activities	168,227	(454,263)	(322,709)

Cash flows from financing activities:
Net (decrease) increase in deposits	(1,481,282)	752,854	839,652
Proceeds from issuance of common stock, net of issuance costs	13,363	115,574	58,934
Repurchase of common stock	(99,851)	—	—
Capital contributions from minority interest participants	5,153	31,128	—

Net cash (used in) provided by financing activities	(1,562,617)	899,556	898,586

Net (decrease) increase in cash and cash equivalents	(1,281,834)	546,264	653,899
Cash and cash equivalents at January 1,	1,722,366	1,176,102	522,203

Cash and cash equivalents at December 31,	$440,532	$1,722,366	$1,176,102

Supplemental disclosures:
Interest paid	$38,431	$55,789	$76,250
Income taxes paid	$53,798	$105,709	$54,760
Noncash financing activities:
Fair value of net assets acquired	$508	$—	$—
Short-term borrowings	$41,203	$—	$—
Long-term debt	$25,685	$—	$—

See notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the "Company") conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. Certain reclassifications have been made to the Company's 2000 and 1999 consolidated financial statements to conform to the 2001 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Nature of Operations

        Silicon Valley Bancshares is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in California, and additionally has loan offices in Arizona, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves emerging growth and middle-market companies in targeted industry sectors, focusing on the technology and life sciences industries, while also addressing other specific industries in which it can provide a higher level of service and better manage credit through specialization and focus. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank. Additionally, the Bank provides merger and acquisition services through its wholly owned subsidiary, Alliant Partners.

Consolidation

        The consolidated financial statements include the accounts of Silicon Valley Bancshares and those of its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. SVB Strategic Investors, LLC and Silicon Valley BancVentures, Inc., as general partners, are considered to have significant influence over the operating and financing policies of SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., respectively. Therefore, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. are included in the Company's consolidated financial statements. Minority interest represents the minority participants' share of the equity of SVB Strategic Investors Fund, L.P., and Silicon Valley BancVentures, L.P.

Basis of Financial Statement Presentation

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and the results of operations for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to possible change in the near term relates to the determination of the allowance for loan losses. An estimate of possible changes or range of possible changes cannot be made.

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

Federal Funds Sold and Securities Purchased under Agreement to Resell

        Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets include interest-bearing deposits in other financial institutions of $2,880,000 and $549,000 at December 31, 2001 and 2000, respectively.

Investment Securities

        Investment securities are classified as either "available-for-sale," "held-to-maturity," "trading," or "non-marketable" upon acquisition. Securities that are held to meet investment objectives such as interest rate risk and liquidity management, but which may be sold by the Company as needed to implement management strategies, are classified as available-for-sale and are accounted for at fair value. Unrealized gains or losses on warrant securities, venture capital fund investments or other private equity investments are recorded upon the establishment of a readily determinable fair value of the underlying security. Unrealized gains and losses on available-for-sale securities, after applicable taxes, are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders' equity until realized.

        Securities acquired with the ability and positive intent to hold to maturity are classified as held-to-maturity and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate. Unrealized losses on held-to-maturity securities become realized and are charged against earnings when it is determined that an other-than-temporary decline in value has occurred. The Company has not classified any investments as held-to-maturity as of December 31, 2001, 2000 or 1999.

        Securities acquired and held principally for the purpose of sale in the near term are classified as trading and are accounted for at fair value. Unrealized gains and losses resulting from fair value adjustments on trading securities, as well as gains and losses realized upon the sale of investment securities, are included in noninterest income. The Company has not classified any investments as trading as of December 31, 2001, 2000 or 1999.

        The amortization of premiums and the accretion of discounts are included in interest income over the contractual terms of the underlying investment securities using the interest method or the straight-line method, if not materially different. Gains and losses realized upon the sale of investment securities are computed on the specific identification method.

        The Company records non-marketable warrant securities, venture capital fund investments and other private equity investments, on a cost basis less any identified impairment. The asset value of non-marketable equity securities is reduced when declines in value are considered to be other than temporary. Any estimated loss is recorded in noninterest income as a loss from equity securities along with income recognized on similar assets, if any. Venture capital fund limited partner investment interests are reported under the cost method, as the Company's interests are considered minor, in that we own less than 5%, and have no influence over the related venture capital fund's operating and financial policies. The Company's cost in these venture capital fund investments is reduced by distributions until fully recovered. Distributions in excess of the venture capital fund limited partner investment cost basis are recognized as investment gains in noninterest income.

        Investments held by Silicon Valley BancVentures, L.P. are recorded using investment accounting rules and consist of stock in private companies that are not traded in a public market and are subject to restrictions on resale. These investments are carried at estimated fair value determined by the general partner after giving consideration to operating results, financial conditions, recent sales, prices of issuers' securities and other pertinent information. The general partner, Silicon Valley BancVentures, Inc. is controlled by Silicon Valley Bancshares. Any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses on the Company's consolidated statements of income. Because of the inherent uncertainty of valuations, however, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Silicon Valley BancVentures, L.P. may also have risk associated with its concentration of investments in certain geographic areas and certain industries.

        The investments in limited partnerships, held by SVB Strategic Investors Fund, L.P., are recorded using investment accounting rules, calculated as the percentage of its interest in the total fair market value of the partnerships. These partnerships are venture capital partnerships that hold investments in publicly traded securities. These stocks may be subject to selling restrictions and limitations or held in escrow. These stocks were valued by the general partners of these partnerships and may be discounted from market prices. These venture capital partnerships also hold investments which are not currently traded in a pubic market and are subject to restrictions on resale. These investments are carried by the venture capital partnerships at estimated fair value as determined by the general partner after giving consideration to operating results, financial conditions, recent sales, prices of issuers' securities, and other pertinent information. Any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses on the Company's consolidated statements of income. The general partner of SVB Strategic Investors Fund, L.P., SVB Strategic Investors, LLC is controlled by Silicon Valley Bancshares. SVB Strategic Investors, LLC generally utilizes the valuations assigned to the venture capital fund investments by their general partners. Because of the uncertainty of valuations, however, these estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The partnerships may also have risk associated with its concentration of investments in certain geographic areas and certain industries.

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

  Allowance for Loan Losses

  The allowance for loan losses is established through a provision charged to expense. It is the Company's policy to charge off loans that, in the judgment of management, are deemed to have a substantial risk of loss.

  The Company maintains a systematic process to evaluate individual loans for inherent risk of loan losses. The process segregates risk of loan losses, primarily through an internal risk rating methodology. This evaluation includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. The Company's policy requires certain credit relationships, exceeding specific dollar values, be reviewed by a committee of senior management, at least quarterly. The Company's review process evaluates the appropriateness of the risk rating and allowance for loan losses allocation, as well as, other account management functions. In addition, management receives and approves an analysis for all impaired loans, as defined by the Statement of Financial Accounting Standards (SFAS) No. 114 "Accounting by Creditors for Impairment of a Loan." The allowance for loan losses is allocated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan, or for individual impaired loans as determined in accordance with SFAS No. 114. At management's discretion judgmental allowance for loan losses may be established for loss expectations for specific lending industry sectors, for national or international economic conditions affecting the loan portfolio, or for policy or personnel changes. The judgmental allowance are not assigned to individual loans and may fluctuate period to period based on management's perception of changing risks in the lending environment.

  Our allowance for loan loss is established for loan losses not yet recognized. The process of anticipating loan losses is imprecise. Our allowance for loan losses is management's best estimate using the historical loan losses experience and our management's perception of variables potentially leading to deviation from the historical loss experience.

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

Premises and Equipment

        Premises and equipment are reported at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. This time period may range from one to 10 years. The Company had no capitalized lease obligations at December 31, 2001 and 2000.

Foreign Exchange Forward Contracts

        The Company enters into foreign exchange forward contracts with clients involved in international trade finance activities. The Company also enters into an opposite-way foreign exchange forward contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the forward contracts entered into with its clients. The Company does not enter into foreign exchange forward contracts for any other purposes. These contracts are not designated as hedging instruments and are recorded at fair value on the

Company's consolidated balance sheets. Changes in the fair value of these contracts are recognized immediately in noninterest income.

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

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

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

Derivative Financial Instruments

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

Business Combinations

        The Company accounts for business combinations in accordance with the provisions of SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Also, see footnote 2. Business Combination.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

        As of the date of adoption, the Company's only intangible asset is related to the goodwill created by the Alliant Partners acquisition discussed in Note 2—Business Combinations, which was accounted for under SFAS No. 141, since the transaction occurred on September 28, 2001. As such, the Company does not anticipate any impairment of goodwill when implementing SFAS No. 142.

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

        SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

        The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Management does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial statements.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, "Goodwill and Other Intangible Assets".

        The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

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

2. Business Combination

        On September 28, 2001, SVB Securities, Inc., a wholly-owned subsidiary of the Bank completed its acquisition of Alliant Partners. The acquisition will allow the Company to strengthen its investment banking platform for its clients. The Company agreed to purchase the assets of Alliant Partners for a total of $100.0 million, due in several installments of cash and common stock. These installments are payable over four years between September 30, 2001 and September 30, 2005, subject to conditions being satisfied. In addition to the fixed purchase price the sellers will receive certain contingent purchase price payments including 75% of the pre-tax income of Alliant Partners for the twelve-month period ending September 28, 2002. Furthermore, the Company shall pay to the sellers an amount equal to fifteen times the amount by which Alliant Partners' cumulative after-tax net income from October 1, 2002 to September 30, 2005 exceeds $26,500,000, provided, however, that the aggregate amount of any deferred earnout payment payable shall not exceed $75,000,000. The Company shall also make retention payments aggregating $5,000,000 in equal annual installments on September 28, 2003, 2004 and 2005. The first payment of $30.0 million was paid in cash on September 28, 2001. The remaining $70.0 million was discounted at prevailing forward market interest rates ranging between 2.5% and 3.3% and recorded as debt on September 28, 2001. The purchase price has been allocated to the assets acquired and liabilities assumed based on the net estimated fair values at the date of acquisition of approximately $0.5 million. The excess of purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The business combination was recorded in accordance with SFAS No. 141. (See Note 10 to the Consolidated Financial Statements—Borrowings)

3. Earnings Per Share

        The following is a reconciliation of basic EPS to diluted EPS for the years ended December 31, 2001, 2000 and 1999.

	Years Ended December 31, 2001, 2000 and 1999
	Net Income	Shares	Per Share Amount
	(Dollars and shares in thousands, except per share amounts)
2001
Basic EPS:
Income available to common stockholders	$88,154	47,728	$1.85
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,427	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$88,154	49,155	$1.79

2000
Basic EPS:
Income available to common stockholders	$159,068	46,656	$3.41
Effect of Dilutive Securities:
Stock options and restricted stock	—	2,564	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$159,068	49,220	$3.23

1999
Basic EPS:
Income available to common stockholders	$52,198	41,258	$1.27
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,260	—

Diluted EPS
Income available to common stockholders plus assumed conversions	$52,198	42,518	$1.23

4. Restrictions on Cash Balances

        The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The minimum required reserve amounts were $12.3 million and $33.3 million at December 31, 2001 and 2000, respectively. The average required reserve balance totaled $17.3 million in 2001 and $22.8 million in 2000.

5. Securities Purchased under Agreement to Resell

        Securities purchased under agreement to resell at December 31, 2001 consisted of U.S. agency securities. The securities underlying the agreement are book-entry securities in the Bank's account at a correspondent bank. Securities purchased under agreement to resell totaled $109.3 million at December 31, 2001, averaged $329.6 million in 2001, and the maximum amount outstanding at any month-end during 2001 was $615.1 million.

6. Investment Securities

        The Company did not maintain a trading portfolio during 2001 or 2000. The following tables detail the major components of the Company's investment securities portfolio at December 31, 2001 and 2000.

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$85,130	$18	$—	$85,148
U.S. agencies and corporations:
Discount notes and bonds	419,612	6,561	(330)	425,843
Mortgage-backed securities	139,811	2,815	(133)	142,493
Collateralized mortgage obligations	153,279	1,793	(758)	154,314
Obligations of states and political subdivisions	418,605	3,198	(169)	421,634
Commercial paper and other debt securities	34,800	—	—	34,800
Money market mutual funds	494,230	—	—	494,230
Warrant securities	193	2,213	—	2,406
Venture capital fund investments	142	—	(73)	69
Other equity investments	50	—	(45)	5

Total available-for-sale securities	$1,745,852	$16,598	$(1,508)	1,760,942

Non-marketable securities at cost:
Federal Reserve Bank stock and tax credit funds				19,867
Venture capital fund investments(1)				38,647
Other private equity investments(2)				13,706

Total non-marketable securities				72,220

Total investment securities				$1,833,162

	December 31, 2000
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$25,000	$11	$—	$25,011
U.S. agencies and corporations:
Discount notes and bonds	1,027,663	3,160	(3,292)	1,027,531
Mortgage-backed securities	166,613	1,176	(1,380)	166,409
Collateralized mortgage obligations	212,582	601	(3,598)	209,585
Obligations of states and political subdivisions	400,127	1,620	(700)	401,047
Commercial paper and other debt securities	53,900	—	—	53,900
Money market mutual funds	155,254	—	—	155,254
Warrant securities	224	6,809	—	7,033
Other equity investments	50	—	(27)	23

Total available-for-sale securities	$2,041,413	$13,377	$(8,997)	2,045,793

Non-marketable securities at cost:
Federal Reserve Bank stock and tax credit funds				15,538
Venture capital fund investments(1)				30,519
Other private equity investments(2)				15,740

Total non-marketable securities				61,797

Total investment securities				$2,107,590

(1)
Non-marketable venture capital fund investments included $16.5 million and $10.3 million related to SVB Strategic Investors Fund, L.P., as of December 31, 2001 and 2000, respectively.

(2)
Non-marketable private equity investments included $5.1 million and $3.1 million related to Silicon Valley BancVentures, L.P., as of December 31, 2001 and 2000, respectively.

        The amortized cost and fair value of investment securities classified as available-for-sale at December 31, 2001, categorized by remaining contractual maturity, except for auction rate securities which use the next reset date as the maturity date, are shown below. Expected remaining maturities of mortgage-backed securities, collateralized mortgage obligations and callable U.S. agency securities will generally differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Warrant securities, venture capital fund investments, other private equity investments, Federal Reserve Bank stock, and tax credit funds were included in the table below as due after ten years.

	December 31, 2001
	Amortized Cost	Carrying Value
	(Dollars in thousands)
Due in one year or less	$1,142,095	$1,145,465
Due after one year through five years	237,719	242,318
Due after five years through ten years	153,123	156,079
Due after ten years	285,135	289,300

Total	$1,818,072	$1,833,162

        Investment securities with a fair value of $87.5 million and $45.2 million at December 31, 2001 and 2000, respectively, were pledged to secure certain public deposits and a line of credit at the Federal Reserve Bank of San Francisco discount window, and to secure a line of credit with Wells Fargo Bank.

        Sales of available-for-sale investment securities excluding warrant gains resulted in the Company realizing gross gains of $1.1 million, $37.2 million and $2.0 million, and gross losses of $13.5 million, $0.2 million and $1.0 million in 2001, 2000 and 1999, respectively. Warrant gains totaled $8.5 million, $86.3 million, and $33.0 million in 2001, 2000, and 1999, respectively.

7. Loans and the Allowance for Loan Losses

        The detailed composition of loans, net of unearned income of $11.9 million and $8.4 million at December 31, 2001 and 2000, respectively, is presented in the following table:

	December 31,
	2001	2000
	(Dollars in thousands)
Commercial	$1,536,845	$1,531,468
Real estate construction	52,088	62,253
Real estate term	50,935	38,380
Consumer and other	127,170	84,448

Total loans	$1,767,038	$1,716,549

7. Loans and the Allowance for Loan Losses (Continued)

        The Company's loan classifications for financial reporting purposes differ from those for regulatory reporting purposes. Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Loans are classified for regulatory reporting purposes based upon the type of collateral securing the loans.

        A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging growth or middle-market companies in a variety of industries. As of December 31, 2001, our software tools and applications industry subsector represented 18.6% of total loans and our premium wineries industry sector represented 11.2% of total loans. No other industry sector represented more than 10.0% of total loans at December 31, 2001.

        The activity in the allowance for loan losses is summarized below:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Balance at January 1,	$73,800	$71,800	$46,000
Provision for loan losses	16,724	54,602	52,407
Loans charged off	(38,785)	(63,380)	(34,508)
Recoveries	20,636	10,778	7,901

Balance at December 31,	$72,375	$73,800	$71,800

        The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $17.3 million and $18.3 million at December 31, 2001 and 2000, respectively. During 2001 and 2000, nonaccrual loans represented all impaired loans. Allocations of the allowance for loan losses related to impaired loans totaled $7.4 million at December 31, 2001 and $8.0 million at December 31, 2000. Average impaired loans for 2001 and 2000 totaled $21.6 million and $24.3 million, respectively. If these loans had not been impaired, $2.1 million and $1.4 million in interest income would have been realized during the years ended December 31, 2001 and 2000, respectively. The Company realized no interest income on such impaired loans during 2001 or 2000.

8. Premises and Equipment

        Premises and equipment consist of the following:

	December 31,
	2001	2000
	(Dollars in thousands)
Cost:
Furniture and equipment	$22,354	$17,568
Leasehold improvements	16,806	12,648

Total cost	39,160	30,216
Accumulated depreciation and amortization	(17,441)	(11,723)

Premises and equipment-net	$21,719	$18,493

        The Company is obligated under a number of noncancelable operating leases for premises that expire at various dates through October 2008, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases as of December 31, 2001:

Years Ending December 31,
(Dollars in thousands)
2002	$10,422
2003	10,192
2004	10,011
2005	6,300
2006	6,300
2007 and thereafter	2,809

Total	$46,034

        Rent expense for premises leased under operating leases totaled $10.2 million, $5.4 million and $3.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

9. Deposits

        The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $653.5 million and $773.5 million at December 31, 2001 and 2000, respectively. At December 31, 2001, time deposit accounts, individually exceeding $100,000, totaling $653.2 million were scheduled to mature within one year.

10. Borrowings

        As of December 31, 2001, the Company had $41.2 million, and $25.7 million in short-term borrowings and long-term debt, respectively. These borrowings were recorded in relation to the acquisition of Alliant Partners and are payable to the former owners, who are now employed by the Company. The short-term note payable, due September 28, 2002, has a face value of $42.0 million. The long-term note payable, due in three equal annual installments commencing September 28, 2003, has a face value of $28.0 million. These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001. (See Note 2 to Consolidated Financial Statements—Business Combinations)

11. Common Stock Repurchases

        The Company repurchased approximately 4,462,000 shares of common stock totaling $99.9 million during 2001, in conjunction with the 5,000,000 share repurchase program authorized by the Board of Directors on April 5, 2001.

12. Trust Preferred Securities

        In May 1998, the Company issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. The trust is a wholly owned consolidated subsidiary of the Company and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 8.25% per annum of the stated liquidation amount of $25 per preferred security. Distributions of $3.3 million were paid for each of the years ended December 31, 2001, 2000 and 1999. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.

12. Trust Preferred Securities (Continued)

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

        Based on the Nasdaq closing price, the fair value of the trust preferred securities totaled $36.6 million and $32.8 million as of December 31, 2001 and 2000, respectively.

13. Income Taxes

        The components of the Company's provision for income taxes consist of the following:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Current provision:
Federal	$40,615	$89,415	$36,089
State	14,341	23,619	9,930
Deferred expense (benefit):
Federal	(112)	(6,205)	(10,198)
State	(1,846)	1,078	(1,791)

Income tax expense	$52,998	$107,907	$34,030

        Reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is shown below.

	Years Ended December 31,
	2001	2000	1999
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	5.8	6.0	6.1
Tax-exempt interest income	(2.3)	(0.9)	(2.0)
Other-net	(1.0)	0.3	0.4

Effective income tax rate	37.5%	40.4%	39.5%

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2001	2000
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$28,023	$28,000
Other accruals not currently deductible	7,940	8,196
State income taxes	4,195	7,480
Depreciation and amortization	4,616	—

Deferred tax assets	44,774	43,676
Less: Valuation allowance	—	—

Deferred tax assets, net of valuation allowance	44,774	43,676

Deferred tax liabilities:
Depreciation and amortization	(600)	(1,333)
Other deferred tax liabilities	—	(127)
Net unrealized gain on available-for-sale securities	(5,415)	(1,781)

Deferred tax liabilities	(6,015)	(3,241)

Net deferred tax assets	$38,759	$40,435

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

14. Comprehensive Income

        Components of other comprehensive income/(loss) and the related income tax expense or benefit, consists of the following:

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Change in unrealized gains/(losses) on available-for-sale investments:
Unrealized holding gains arising during the period	$19,853	$57,824	$99,498
Related income tax effect	(7,455)	(23,372)	(39,302)
Reclassification adjustment for gains included in net income	(8,523)	(123,387)	(34,059)
Related income tax effect	3,200	49,873	13,453

Other comprehensive income (loss)	$7,075	$(39,062)	$39,590

15. Employee Benefit Plans

        The Silicon Valley Bank 401(k) and Employee Stock Ownership Plan (the "Plan") is a combined 401(k) tax-deferred savings plan and employee stock ownership plan (ESOP) in which all employees of the Company are eligible to participate.

        Employees participating in the 401(k) component of the Plan may elect to have a portion of their salary deferred and contributed to the Plan. The amount of salary deferred is not subject to federal or state income taxes at the time of deferral. The Company matches up to $1,000 of an employee's contributions in any plan year, with the Company's matching contribution vesting in equal annual increments over five years. The Company's matching 401(k) contributions totaled $0.8 million in 2001, $0.7 million in 2000 and $0.6 million in 1999.

        The Silicon Valley Bank Money Purchase Pension Plan (the "MPP Plan") guarantees a quarterly contribution to all individuals that are employed by the Company on the first and last day of a fiscal quarter. The Company contributes cash in an amount equal to 5.0% of an eligible employee's quarterly base salary, less Internal Revenue Code (IRC) Section 401(k) and Section 125 deferrals. The MPP Plan contributions vest in equal annual increments over five years. The Company's contributions to the MPP Plan totaled $2.7 million in 2001, $2.4 million in 2000 and $1.7 million in 1999.

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

        In 2001, the Company did not make a discretionary ESOP contribution as net income for the year ended December 31, 2001 did not meet the thresholds set by the Company's Board of Directors at the beginning of 2001. The Company's contributions to the ESOP totaled $4.5 million in 2000 and $3.1 million in 1999. At December 31, 2001, the ESOP owned 1,501,122 equivalent shares of the Company's common stock. All shares held by the ESOP are treated as outstanding shares in both the Company's basic and diluted earnings per share computations.

        The Company maintains an employee stock purchase plan (ESPP) under which participating employees may annually contribute up to 10.0% of their gross compensation to purchase shares of the Company's common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees of the Company are eligible to participate in the ESPP. The ESPP is noncompensatory to the employees and results in no expense to the Company. For the first six-month offering period of 2001, 136,956 shares of the Company's common stock were issued at $18.70 per share, while 76,229 shares of the Company's common stock were issued at $17.47 per share for the second six-month offering period of 2001. At December 31, 2001, a total of 1,628,207 shares of the Company's common stock were reserved for future issuance under the ESPP Plan.

15. Employee Benefit Plans (Continued)

        The Company's 1997 Equity Incentive Plan (the "1997 Plan"), along with the Company's 1983 and 1989 stock option plans, provides for the granting of incentive and non-qualified stock options which entitle directors, employees and certain other parties to purchase shares of the Company's common stock at a price not less than 100% and 85% of the fair market value of the common stock on the date the option is granted for incentive and non-qualified stock options, respectively. Options may vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant. The table on the following page provides stock option information related to the 1983 and 1989 stock option plans and the 1997 Plan:

	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1,	4,579,574	$17.93	3,803,258	$9.25	3,154,174	$8.78
Granted	1,460,900	25.95	2,069,100	28.43	1,060,000	9.32
Exercised	(613,609)	8.17	(1,066,534)	7.45	(311,986)	4.15
Forfeited	(252,124)	29.98	(226,250)	16.89	(98,930)	11.01

Outstanding at December 31,	5,174,741	$20.80	4,579,574	$17.93	3,803,258	$9.25

Exercisable at December 31,	1,736,527	$14.85	1,278,475	$9.10	1,611,108	$7.37

        The following table summarizes information about stock options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$7.88	21,680	6.71	$7.88	13,930	$7.88
8.25	583,520	5.02	8.25	583,520	8.25
8.94	662,166	7.06	8.94	291,668	8.94
9.16-15.03	577,000	6.63	13.63	330,250	13.54
15.63-21.28	262,150	7.94	17.07	91,000	16.65
23.69	1,084,625	8.30	23.69	268,633	23.69
23.76-25.07	15,000	9.37	24.90	—	—
26.00	751,250	9.88	26.00	—	—
26.03-26.06	521,500	9.21	26.06	625	26.03
26.24-58.25	700,350	8.83	36.13	156,901	37.53

$7.88-$58.25	5,179,241	7.96	$20.80	1,736,527	$14.85

        At December 31, 2001, options for 1,220,608 shares were available for future grant under the Company's 1997 plan. There were no shares available for future grant under the Company's 1983 and 1989 stock option plans.

        The Company's 1989 stock option plan and 1997 Plan also provide for the granting of shares of the Company's common stock to directors, employees and certain other parties. Shares granted to employees under these plans may be subject to certain vesting requirements and resale restrictions (restricted stock). For restricted stock, unearned compensation equivalent to the market value of the Company's common stock on the date of grant is charged to stockholders' equity and amortized into noninterest expense over the vesting term. In 2001, 332 shares of restricted stock were issued to employees at a weighted-average fair value of $30.00 per share. In 2000, 129,776 shares of restricted stock were issued to employees at a weighted-average fair value of $29.48 per share. In 1999, 51,400 shares of restricted stock were issued to employees at a weighted-average fair value of $10.34 per share. At December 31, 2001, there were 281,944 shares of restricted stock outstanding, and the vesting of these shares occurs at various periods through the year 2004.

        The Company recognized $1.7 million, $2.2 million and $1.8 million in employee stock-based compensation costs resulting from the amortization of unearned compensation related to restricted stock, stock options and other miscellaneous employee stock awards during 2001, 2000 and 1999, respectively.

        The weighted-average fair values of options granted to employees, directors and certain other parties were $14.96, $22.40 and $4.76 per share in 2001, 2000 and 1999, respectively. Had compensation cost related to both the Company's stock option awards to employees and directors and to the ESPP been determined under the fair value method prescribed under SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share would have been the pro forma amounts indicated below.

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$88,154	$159,068	$52,198
Pro forma	73,002	148,897	48,149
Basic earnings per share:
As reported	$1.85	$3.41	$1.27
Pro forma	1.53	3.19	1.17
Diluted earnings per share:
As reported	1.79	3.23	$1.23
Pro forma	1.54	3.07	1.15

        The fair value of the stock option grants in 2001, 2000 and 1999 used in determining the pro forma net income and the basic and diluted earnings per share amounts indicated above were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2001	2000	1999
Dividend yield	0.0%	0.0%	0.0%
Expected life of options in years	5	5	5
Expected volatility of the Company's underlying common stock	64.3%	105.1%	49.7%
Expected risk-free interest rate	4.3%	5.0%	6.3%

15. Employee Benefit Plans (Continued)

        The expected volatility of the Company's underlying common stock and the expected risk-free interest rate were calculated using a term commensurate with the expected life of the options.

        Compensation expense related to the ESPP in 2001, 2000 and 1999, used in determining the pro forma net income and basic and diluted earnings per share amounts indicated above, was equal to the difference between the fair value of the Company's common stock when issued under the ESPP and the actual price paid by employees to acquire the common stock.

16. Related Parties

        Certain directors and employees have loan balances outstanding with the Company at December 31, 2001 and 2000. These loans have primarily been granted by the Company for the purpose of assisting employee relocations, and typically include terms more favorable than those prevailing at the time for comparable transactions with other borrowers.

	Years Ended December 31,
	2001	2000
	(Dollars in thousands)
Balance at January 1,	$2,113	$1,685
Loan proceeds disbursed	350	633
Loan repayments	(115)	(205)

Balance at December 31,	$2,348	$2,113

        The Silicon Valley Bank Foundation (the "Foundation") was established by the Company in 1995 to maintain good corporate citizenship in its communities. The Foundation is funded entirely by the Company, and received a contribution from the Company totaling $2.1 million in 1999.

        The borrowings described under Note 10 to the Consolidated Financial Statements are due to the selling partners of Alliant Partners who are employees of the Company.

17. Financial Instruments with Off-Balance-Sheet Risk

        In the normal course of business, the Company uses financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and foreign exchange forward contracts. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

        A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon the Company issuing the commitment. As of December 31, 2001 and 2000, the Company had $0.6 billion and $1.3 billion of unused loan commitments available to clients, of which $281.3 million and $282.3 million had a fixed interest rate, respectively. The Company's exposure arising from interest rate risk associated with fixed rate loan commitments is not considered material. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance and financial covenants required under loan commitment agreements, totaled $1.9 billion and $2.3 billion at December 31, 2001 and 2000, respectively. The Company's potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. The Company uses the same credit approval and monitoring process in extending loan commitments as it does in making loans. The actual liquidity needs or the credit risk that the Company has experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. The Company evaluates each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, bank deposits or business and personal assets. The potential credit risk associated with these commitments is considered in management's evaluation of the adequacy of the allowance for loan losses.

Commercial and Standby Letters of Credit

        Commercial and standby letters of credit represent conditional commitments issued by the Company on behalf of a client to guarantee the performance of the client to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by client and are typically short-term in nature. Standby letters of credit are typically issued as a credit enhancement for clients' contractual obligations to third parties such as landlords and often are cash-secured by the clients. Letters of credit have fixed expiration dates and generally require a fee paid by the customer upon the Company issuing the commitment. Fees generated from these letters of credit are recognized in noninterest income over the commitment period. At December 31, 2001 and 2000, commercial and standby letters of credit totaled a combined $748.1 million and $919.7 million, respectively.

        The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, the Company uses a credit evaluation process and collateral requirements similar to those for loan commitments. The actual liquidity needs or the credit risk that the Company has experienced have historically been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

Foreign Exchange Forward Contracts

        The Company enters into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients' need. The Company enters into an opposite-way foreign exchange forward contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with its clients. These contracts are short-term in nature, typically expiring in less than 90 days. At December 31, 2001 and 2000, the notional amounts of these contracts totaled $97.9 million and $102.6 million, respectively. The maximum credit exposure for counter-party nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $0.8 million at December 31, 2001 and $3.6 million at December 31, 2000. The Company has incurred no losses from counter-party nonperformance and anticipates performance by all counter-parties to such foreign exchange forward contracts.

Commitments to Invest in Venture Capital Funds

        As of December 31, 2001, the Company committed $54.7 million to 239 limited partnership interests in venture capital funds, of which $31.5 million has been funded. Approximately, $7.4 million in distributions were used to reduce the Company's cost basis in these investments. Additionally, as of December 31, 2001, the Company committed $15.0 million and $6.0 million to SVB Strategic Investors Fund, L.P., to invest in top-tier venture capital funds, and Silicon Valley BancVentures, L.P., to make direct equity investments in emerging growth technology and life sciences companies, respectively. Of these commitment amounts $3.0 million and $1.5 million have been funded, respectively.

18. Fair Value of Financial Instruments

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

        Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for many of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management's estimates of the values, and they are often calculated based on current pricing policies, the economic and competitive environment, the characteristics of the financial instruments, expected losses, and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment, and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets, and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.

        The following methods and assumptions have been used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value.

Cash and Cash Equivalents

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

Investment Securities

        For marketable investment securities classified as available-for-sale, fair values are based on quoted market prices or dealer quotes. The Company records non-marketable venture capital fund investments and other private equity investments, on a cost basis less any identified impairment.

Loans

        The fair value of fixed and variable rate loans is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans and the forward yield curve.

Deposits

        The fair value of deposits is calculated by discounting the deposit balances using the Company's cost of borrowing funds in the market and the forward yield curve. The deposit portfolio was segregated by core and non-core deposits. In addition, the duration and interest rate sensitivity of the individual deposit accounts was taken into account in determining the fair value.

Short-term borrowings and long-term debt

        The fair value was calculated by discounting the contract cash flows using the forward yield curve.

Off-Balance Sheet Financial Instruments

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

Limitations

        The information presented herein is based on pertinent information available to the Company as of December 31, 2001 and 2000, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year-end and the estimated fair values of these financial instruments may have changed significantly since that point in time.

        The estimated fair values of the Company's financial instruments at December 31, 2001 and 2000 are presented below. Bracketed amounts in the estimated fair value columns represent estimated cash outflows required to settle the obligations at market rates as of the respective reporting dates.

	December 31,
	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$228,318	$228,318	$332,632	$332,632
Federal funds sold and securities purchased under agreement to resell	212,214	212,214	1,389,734	1,389,734
Investment securities, at fair value	1,760,942	1,760,942	2,045,793	2,045,793
Non-marketable securities, at cost	72,220	72,220	61,797	61,797
Net loans	1,694,663	1,717,376	1,642,749	1,636,748
Financial Liabilities:
Noninterest-bearing demand deposits	1,737,663	1,619,142	2,448,758	2,229,068
NOW deposits	25,401	20,750	57,857	42,238
Money market deposits	894,949	859,226	1,519,563	1,469,534
Time deposits	722,964	722,887	836,081	784,523
Short-term borrowings	41,203	40,946	—	—
Long-term debt	25,685	25,319	—	—

19. Legal Matters

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

20. Regulatory Matters

        The Bank is subject to certain restrictions on the amount of dividends that it may declare without the prior approval of the Federal Reserve Board and the California Department of Financial Institutions. At December 31, 2001, approximately $69.9 million of the Bank's retained earnings were available for dividend declaration to the Company without prior regulatory approval.

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

        The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution.

        The following table presents the capital ratios for the Company and the Bank, compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 2001 and 2000:

	Actual Ratio	Actual Amount	Minimum Ratio	Minimum Capital Requirement
	(Dollars in thousands)
As of December 31, 2001:
Total risk-based capital ratio
Company	17.2%	$604,445	8.0%	$281,711
Bank	11.6%	$385,405	8.0%	$265,055
Tier 1 risk-based capital ratio
Company	15.9%	$560,101	4.0%	$140,855
Bank	10.4%	$343,605	4.0%	$132,527
Tier 1 leverage ratio
Company	14.8%	$560,101	4.0%	$151,660
Bank	9.6%	$343,605	4.0%	$142,867
As of December 31, 2000:
Total risk-based capital ratio
Company	17.7%	$699,814	8.0%	$316,174
Bank	13.8%	$523,844	8.0%	$304,720
Tier 1 risk-based capital ratio
Company	16.5%	$650,110	4.0%	$158,087
Bank	12.5%	$475,908	4.0%	$152,360
Tier 1 leverage ratio
Company	12.0%	$650,110	4.0%	$216,576
Bank	9.1%	$475,908	4.0%	$210,210

21. Stockholders' Rights Plan

        On October 22, 1998, the Company's Board of Directors adopted a stockholders rights plan (the "Rights Plan") designed to protect the Company's stockholders from various abusive takeover tactics, including attempts to acquire control of the Company without offering a fair price to all stockholders. Under the Rights Plan, each stockholder received a dividend of one right for each outstanding share of common stock of the Company. The rights are attached to, and presently only traded with, the common stock and are currently not exercisable. Except as specified below, upon becoming exercisable, all rights holders will be entitled to purchase from the Company 1/1000th of a share of the Company's preferred stock at a price of $120.00 per share.

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

22. Parent Company Only Condensed Financial Information

        The condensed balance sheets of Silicon Valley Bancshares (parent company only) at December 31, 2001 and 2000, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2001, 2000 and 1999 are presented below. Certain reclassifications have been made to the parent company's 2000 and 1999 financial information to conform to the 2001 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity.

Condensed Balance Sheets

	December 31,
	2001	2000
	(Dollars in thousands)
Assets:
Cash on deposit with bank subsidiary	$9,828	$37,552
Investment securities	199,068	127,275
Loans to related parties	2,348	2,113
Other assets	2,568	18,577
Investment in subsidiaries:
Bank subsidiary	448,068	474,478
Nonbank subsidiaries	6,672	5,706

Total assets	$668,552	$665,701

Short-term liabilities	$514	$8,858
Deferred tax liability	503	2,754
Indebtedness to nonbank subsidiary	41,379	41,379
Deferred issuance costs	(1,359)	(1,411)

Indebtedness to nonbank subsidiary, net of deferred issuance costs	40,020	39,968

Stockholders' equity	627,515	614,121

Total liabilities and stockholders' equity	$668,552	$665,701

Condensed Statements of Income

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Interest income	$4,301	$3,518	$972
Interest expense	(3,402)	(3,402)	(3,402)
Income from the disposition of client warrants	8,500	86,322	33,003
Investment (losses) gains	(5,938)	37,065	1,510
General and administrative expenses	(2,881)	(1,153)	(562)
Income tax expense	(2,030)	(49,664)	(12,932)

(Loss) income before equity in net income of subsidiaries	(1,450)	72,686	18,589
Equity in net loss of nonbank subsidiaries	(198)	(139)	—
Equity in net income of bank subsidiary	89,802	86,521	33,609

Net income	$88,154	$159,068	$52,198

Condensed Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$88,154	$159,068	$52,198
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gains on dispositions of client warrants	(8,500)	(86,322)	(33,003)
Net loss (gain) on sales of investment securities	5,938	(37,065)	(1,510)
Equity in net income of bank subsidiary	(89,802)	(86,521)	(33,609)
Equity in net loss of nonbank subsidiaries	198	139	—
Decrease (increase) in other assets	16,009	(16,444)	(1,814)
(Decrease) increase in short-term and other liabilities	(8,345)	8,045	(172)
Other, net	(205)	493	33,042

Net cash provided (used in) by operating activities	3,447	(58,607)	15,132

Cash flows from investing activities:
Net (increase) decrease in investment securities	(73,918)	24,281	12,034
Net increase in loans to related parties	(235)	(428)	(730)
Investment in bank subsidiary	(9,367)	(57,723)	(69,200)
Investment in nonbank subsidiaries	(1,163)	(4,608)	—

Net cash used in investing activities	(84,683)	(38,478)	(57,896)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	13,363	115,574	59,331
Repurchase of common stock	(99,851)	—	—
Dividend received from bank subsidiary	140,000	—	—

Net cash provided by financing activities	53,512	115,574	59,331

Net increase (decrease) in cash	(27,724)	18,489	16,567
Cash and cash equivalents at January 1,	37,552	19,063	2,496

Cash and cash equivalents at December 31,	$9,828	$37,552	$19,063

23. Unaudited Quarterly Financial Data

	2001				2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Net interest income	$81,736	$69,919	$59,893	$51,437	$71,500	$81,898	$87,766	$88,684
Provision for loan losses	4,903	5,931	5,890	—	12,572	11,058	22,679	8,293
Noninterest income	23,875	18,219	16,986	11,753	81,134	34,595	43,058	30,843
Noninterest expense	46,153	44,672	43,422	49,241	47,519	49,000	50,024	51,818
Minority interest	503	713	2,224	4,106	—	—	209	251

Income before income tax expense	55,058	38,248	29,791	18,055	92,543	56,435	58,330	59,667
Income tax expense	21,722	14,116	11,189	5,971	37,888	22,700	23,391	23,928

Net income	$33,336	$24,132	$18,602	$12,084	$54,655	$33,735	$34,939	$35,739

Basic earnings per share	$0.68	$0.50	$0.39	$0.27	$1.21	$0.74	$0.74	$0.74
Diluted earnings per share	$0.65	$0.48	$0.38	$0.26	$1.15	$0.70	$0.69	$0.70

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the sections titled "Proposal No. 1 Election of Directors," "Information on Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth under the sections titled "Information on Executive Officers," "Report of the Executive Committee of the Board on Executive Compensation," "Table 1—Summary Compensation Table," "Table 2—Option Grants in Last Fiscal Year," "Table 3—Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Termination Arrangements," "Return to Stockholders Performance Graph," and "Director Compensation" contained in the definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information set forth under the sections titled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Principal Stockholders" contained in the definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the section titled "Certain Relationships and Related Transactions" in the definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders is incorporated herein by reference.

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

  3.

  Exhibits are listed in the Index to Exhibits beginning on page 83 of this report.

(b)
Reports on Form 8-K.

1.
On August 17, 2001, the Company filed a report on Form 8-K, to announce that its indirect wholly owned subsidiary, SVB Securities, Inc., has entered into a definitive agreement to acquire privately held Alliant Partners.

2.
On October 2, 2001, the Company filed a report on Form 8-K, to announce that its indirect wholly-owned subsidiary, SVB Securities, Inc., has completed the acquisition of privately held Alliant Partners.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silicon Valley Bancshares
	By:	/s/ KENNETH P. WILCOX Kenneth P. Wilcox President and Chief Executive Officer
Dated: March 19, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN C. DEAN John C. Dean	Chairman of the Board of Directors and Director	March 19, 2002
/s/ KENNETH P. WILCOX Kenneth P. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2002
/s/ LAUREN FRIEDMAN Lauren Friedman	Chief Financial Officer (Principal Financial Officer)	March 19, 2002
/s/ DONAL D. DELANEY Donal D. Delaney	Controller (Principal Accounting Officer)	March 19, 2002
/s/ GARY K. BARR Gary K. Barr	Director	March 19, 2002
/s/ JAMES F. BURNS, JR. James F. Burns, Jr.	Director	March 19, 2002
/s/ G. FELDA HARDYMON G. Felda Hardymon	Director	March 19, 2002
/s/ ALEX W. HART Alex W. Hart	Director	March 19, 2002
/s/ STEPHEN E. JACKSON Stephen E. Jackson	Director	March 19, 2002
/s/ DANIEL J. KELLEHER Daniel J. Kelleher	Director	March 19, 2002
/s/ JAMES R. PORTER James R. Porter	Director	March 19, 2002
/s/ MICHAELA K. RODENO Michaela K. Rodeno	Director	March 19, 2002

INDEX TO EXHIBITS

Exhibit No.	Description	Sequentially Numbered Page
2.1	The Company's report on Form 8-K filed on August 17, 2001, pertaining to the definitive agreement to acquire privately held Alliant Partners (18)
3.1	Articles of Incorporation of the Company, as amended (9)	—
3.1a	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 22, 1999 (13)	—
3.2	Bylaws of the Company, amended and restated effective as of August 21, 1997 (7)	—
3.3	Certificate of Amendment of Bylaws of Silicon Valley Bancshares as of October 22, 1998 (12)	—
3.4	Bylaws (13)
4.1	Article Three of Articles of Incorporation (included in Exhibit 3.1) (1)	—
4.2	Form of Subordinated Indenture (10)	—
4.3	Form of Junior Subordinated Debenture (10)	—
4.6	Form of Amended and Restated Trust Agreement of SVB Capital I (10)	—
4.7	Form of Trust Preferred Certificate of SVB Capital I (included as an exhibit to Exhibit 4.6) (10)	—
4.8	Form of Guarantee Agreement (10)	—
4.9	Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.6) (10)	—
4.10	Form of Common Securities Certificate of SVB Capital I (included as an exhibit to Exhibit 4.6) (10)	—
4.11	Form of Officers' Certificate and Company Order (10)	—
10.3	Employment Agreement between Silicon Valley Bancshares and John C. Dean (2)	—
10.17	Lease Agreement between Silicon Valley Bank and WRC Properties, Inc.; 3003 Tasman Drive, Santa Clara, CA 95054 (3)	—
10.17a	First amendment to lease outlined in Exhibit 10.17 (6)	—
10.28	Amendment and Restatement of the Silicon Valley Bancshares 1989 Stock Option Plan (4)	—
10.29	Silicon Valley Bank Money Purchase Pension Plan (4)	—
10.30	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan (4)	—
10.31	Amendment and Restatement of the Silicon Valley Bank 401(k) and Employee Stock Ownership Plan (4)	—
10.32	Executive Change in Control Severance Benefits Agreement (5)	—
10.33	Change in Control Severance Policy for Non-executives (5)	—
10.36	Relocation Agreement between Silicon Valley Bancshares and Kenneth P. Wilcox and Ruth Wilcox, as of December 18, 1997 (8)	—
10.37	Bonus Agreement between Silicon Valley Bank and Kenneth P. Wilcox, as of December 18, 1997 (8)	—
10.38	Promissory Note between Silicon Valley Bancshares and Christopher T. Lutes, as of June 10, 1998 (10)	—
10.39	The 1998 Venture Capital Retention Program, Amended June 18, 1998 (10)	—
10.40	Severance Agreement between Silicon Valley Bancshares and John C. Dean related to garage.com™ as of August 12, 1998 (11)	—
10.41	Severance Agreement between Silicon Valley Bancshares and Harry W. Kellogg related to garage.com™ as of August 12, 1998 (11)	—
10.43	Preferred Shares Rights Agreement, as of October 22, 1998 (12)	—
10.44	1999 Employee Stock Purchase Plan (14)	—
10.45	Silicon Valley Bancshares 1997 Equity Incentive Plan, amended as of July 20, 2000 (15)
10.46	Change in Control Severance Benefits Policy, effective August 18, 2001 (15)
10.47	Consulting Agreement between Silicon Valley Bancshares and John C. Dean, effective as of May 1, 2001 (16)
10.48	Part-time Employment Agreement between Silicon Valley Bancshares and Christoper T. Lutes, effective as of July 1, 2001 (17)

10.49	Silicon Valley Bancshares 1997 Equity Incentive Plan, Amended as of May 16, 2001 (17)
21.1	Subsidiaries of Silicon Valley Bancshares	85
23.1	Consent of Independent Auditors	86
99.1	The Company's report on Form 8-K filed on October 2, 2001, pertaining to the completed acquisition of privately held Alliant Partners (19)

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
(13)
Incorporated by reference to Exhibits 3.1a and 3.4 of the Company's Report on Form 8-K filed on April 26, 1999.
(14)
Incorporate by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(15)
Incorporated by reference to Exhibits 10.45 and 10.46 of the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 2000.
(16)
Incorporated by reference to Exhibits 10.47 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(17)
Incorporated by reference to Exhibits 10.48 and 10.49 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(18)
Incorporated by reference to Exhibits 2.1 of the Company's Form 8-K filed on August 17, 2001.
(19)
Incorporated by reference to Exhibits 99.1 of the Company's Form 8-K filed on October 2, 2001.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SILICON VALLEY BANCSHARES AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
SILICON VALLEY BANCSHARES AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
SILICON VALLEY BANCSHARES AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SILICON VALLEY BANCSHARES AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SILICON VALLEY BANCSHARES AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
SILICON VALLEY BANCSHARES AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Condensed Statements of Income
Condensed Statements of Cash Flows
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS