Form 10-Q
period 2002-03-31
SILICON VALLEY BANCSHARES
filed 2002-05-13
CIK 719739

As filed with the Securities and Exchange Commission on May 13, 2002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes  ☒  No ☐

At April 30, 2002, 45,664,280 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	March 31, 2002	December 31, 2001

Assets:
Cash and due from banks	$335,424	$228,318
Federal funds sold and securities purchased under agreement to resell	4,102	212,214
Investment securities	1,777,762	1,833,162
Loans, net of unearned income	1,745,987	1,767,038
Allowance for loan losses	(71,375)	(72,375)

Net loans

1,674,612

1,694,663

Premises and equipment

21,384

21,719

Goodwill

97,223

96,380

Accrued interest receivable and other assets	76,968	85,621
Total assets	$3,987,475	$4,172,077

Liabilities, Minority Interest, and Stockholders’ Equity:
Liabilities:
Deposits:

Noninterest-bearing demand

$

1,578,538

$

1,737,663

NOW	32,740	25,401
Money market	933,756	894,949
Time	636,478	722,964
Total deposits	3,181,512	3,380,977
Short-term borrowings	41,469	41,203
Other liabilities	32,754	29,781
Long-term debt	25,895	25,685
Total liabilities	3,281,630	3,477,646

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	38,655	38,641
Minority interest	26,435	28,275
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,559,202 and 45,390,007 shares outstanding at March 31, 2002 and December 31, 2001, respectively	46	45
Additional paid-in capital	198,640	196,143
Retained earnings	436,612	423,252
Unearned compensation	(1,306)	(1,600)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	6,763	9,675
Total stockholders’ equity	640,755	627,515
Total liabilities, minority interest, and stockholders’ equity	$3,987,475	$4,172,077

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
(Dollars in thousands, except per share amounts)	March 31, 2002	March 31, 2001

Interest income:
Loans	$38,325	$50,905
Investment securities	15,815	28,180
Federal funds sold and securities purchased under agreement to resell	245	15,375
Total interest income	54,385	94,460
Interest expense:
Deposits	4,898	12,724
Other borrowings	485	—
Total Interest Expense	5,383	12,724

Net interest income	49,002	81,736
Provision for loan losses	3,426	4,903
Net interest income after provision for loan losses	45,576	76,833
Noninterest income:
Client investment fees	8,638	11,790
Letter of credit and foreign exchange income	3,777	4,546
Corporate finance fees	2,962	270
Deposit service charges	2,236	822
Disposition of client warrants	126	4,078
Investment losses	(2,597)	(336)
Other	1,759	2,705
Total noninterest income	16,901	23,875
Noninterest expense:
Compensation and benefits	24,928	22,832
Net occupancy	4,518	3,723
Professional services	3,036	5,540
Business development and travel	2,123	2,974
Furniture and equipment	2,096	2,411
Telephone	901	858
Trust preferred securities distributions	825	825
Postage and supplies	783	1,013
Advertising and promotion	575	1,028
Retention and warrant incentive plans	—	400
Other	3,533	4,549
Total noninterest expense	43,318	46,153
Minority interest	1,840	503
Income before income tax expense	20,999	55,058
Income tax expense	7,639	21,722
Net income	$13,360	$33,336
Basic earnings per share	$0.30	$0.68
Diluted earnings per share	$0.29	$0.65

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended
	March 31, 2002	March 31, 2001
(Dollars in thousands)

Net income	$13,360	$33,336

Other comprehensive (loss) income, net of tax:
Change in unrealized (losses) gains on available-for-sale investments:
Unrealized holding (losses) gains	(2,832)	7,502
Less: Reclassification adjustment for gains included in net income	(80)	(2,266)
Other comprehensive (loss) income	(2,912)	5,236
Comprehensive income	$10,448	$38,572

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2002	March 31, 2001
(Dollars in thousands)

Cash flows from operating activities:
Net income	$13,360	$33,336
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses

3,426

4,903

Minority interest	(1,840)	(503)
Depreciation and amortization	1,766	1,348
Net loss on sales of investment securities	2,597	336
Net gains on disposition of client warrants	(126)	(4,078)
Decrease in accrued interest receivable	3,036	10,261
Decrease in inventory	—	6,414
Decrease (increase) in prepaid expenses	329	(707)
Increase in taxes payable	8,363	20,722
Increase in unearned income	(87)	(3,489)
Decrease in accrued retention, warrant and other incentive plans	(201)	(32,576)
Other, net	2,043	(1,972)
Net cash provided by operating activities	32,666	33,995

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	630,453	557,360
Proceeds from sales of investment securities	22,993	4,713
Purchases of investment securities	(604,970)	(165,779)
Net decrease (increase) in loans	14,506	(24,283)
Proceeds from recoveries of charged off loans	2,206	7,443
Purchases of premises and equipment	(1,431)	(4,230)
Net cash provided by investing activities	63,757	375,224

Cash flows from financing activities:
Net decrease in deposits	(199,465)	(820,054)
Proceeds from issuance of common stock, net of issuance costs	2,036	7,200
Capital contributions from minority interest participants	—	449
Net cash used by financing activities	(197,429)	(812,405)

Net decrease in cash and cash equivalents	(101,006)	(403,186)
Cash and cash equivalents at January 1,	440,532	1,722,366
Cash and cash equivalents at March 31,	$339,526	$1,319,180

Supplemental disclosures:
Interest paid	$5,580	$12,808
Income taxes paid	$242	$2,062

See notes to interim consolidated financial statements.

Silicon Valley Bancshares and Subsidiaries

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies

The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the “Company”) conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Certain reclassifications have been made to the Company’s 2001 Consolidated Financial Statements to conform to the 2002 presentations. Such reclassifications had no effect on the results of operations or stockholders’ equity. The following is a summary of the significant accounting and reporting policies used in preparing the interim Consolidated Financial Statements.

Nature of Operations

Silicon Valley Bancshares is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”), a California-chartered bank with headquarters in Santa Clara, California. The Bank maintains regional banking offices in California, and additionally has loan offices in Arizona, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves emerging growth and middle–market companies in targeted industry sectors, focusing on the technology and life sciences industries, while also addressing other specific industries in which it can provide a higher level of service and better manage credit through specification and focus. Substantially all of the assets, liabilities and earnings of the Company relate to its investment in the Bank.  Additionally, the Bank provides merger and acquisition services through its wholly-owned subsidiary, Alliant Partners.

Consolidation

The Consolidated Financial Statements include the accounts of Silicon Valley Bancshares and those of its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation. SVB Strategic Investors, LLC and Silicon Valley BancVentures, Inc., as general partners, are considered to have significant influence over the operating and financing policies of SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., respectively. Therefore, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. are included in the Company’s Consolidated Financial Statements. Minority interest represents the minority participants’ share of the equity of SVB Strategic Investors Fund, L.P., and Silicon Valley BancVentures, L.P.

Interim Consolidated Financial Statements

In the opinion of Management, the interim Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s consolidated financial position at March 31, 2002, the results of its operations and cash flows for the three-month periods ended March 31, 2002, and March 31, 2001. The December 31, 2001, Consolidated Balance Sheet was derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry have been omitted. The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K filed with the SEC on March 19, 2002. The results of operations for the three months ended March 31, 2002, may not necessarily be indicative of the Company’s operating results for the full year.

Basis of Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry, requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and the results of operations for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to possible change in the near term relates to the determination of the allowance for loan losses. An estimate of possible changes or range of possible changes cannot be made.

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

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell as reported in the Consolidated Balance Sheets include interest-bearing deposits in other financial institutions of $0 and $2.9 million at March 31, 2002 and December 31, 2001, respectively.

Loans

Loans are reported at the principal amount outstanding, net of unearned income. Unearned income includes both deferred loan origination and commitment fees and costs. The net amount of unearned income is amortized into loan interest income over the contractual terms of the underlying loans and commitments using the interest method or the straight-line method, if not materially different.

Allowance for Loan Losses

The allowance for loan losses is established through a provision charged to expense. It is the Company’s policy to charge off loans that, in the judgment of Management, are deemed to have a substantial risk of loss.

The Company maintains a systematic process to evaluate individual loans for inherent risk of loan losses.  The process segregates risk of loan losses, primarily through an internal risk rating methodology. This evaluation includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions.  The Company’s policy requires certain credit relationships, exceeding specific dollar values, be reviewed by a committee of senior management, at least quarterly. The Company’s review process evaluates the appropriateness of the risk rating and allowance for loan losses allocation, as well as, other account management functions.  In addition, Management receives and approves an analysis for all impaired loans, as defined by the Statement of Financial Accounting Standards (SFAS) No. 114 “Accounting by Creditors for Impairment of a Loan.” The allowance for loan losses is allocated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan, or for individual impaired loans as determined in accordance with SFAS No. 114. At Management’s discretion, judgmental allowance for loan losses may be established for loss expectations for specific lending industry sectors, for national or international economic conditions affecting the loan portfolio, or for policy or personnel changes.  The judgmental allowance is not assigned to individual loans and may fluctuate, period to period, based on Management’s perception of changing risks in the lending environment.

Our allowance for loan loss is established for loan losses not yet recognized. The process of anticipating loan losses is imprecise. Our allowance for loan losses is Management’s best estimate using the historical loan losses experience and Management’s perception of variables potentially leading to deviation from the historical loss experience.

Nonaccrual Loans

The Company is required to measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

Derivative Financial Instruments

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition.  The adoption of SFAS 133 did not result in a cumulative-effect-type adjustment to net income or other comprehensive income. Management does not believe that ongoing application of SFAS No. 133 will significantly alter the Company’s hedging strategies.

Business Combinations

The Company accounts for business combinations in accordance with the provisions of SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  (See Note 2 to the interim Consolidated Financial Statements – Business Combination)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of .”

The Company adopted the provisions of SFAS No. 142 effective January 1, 2002.  The Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the year of adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the year of adoption.

The Company’s only intangible asset is goodwill pertaining to the acquisition of Alliant Partners, discussed in Note 2 — Business Combination. This acquisition was accounted for under SFAS No. 141.  In accordance with the provisions of SFAS 142, the goodwill balance was determined to be unamortizable. Currently, the Company has not performed the test for impairment on its intangible asset.  The Company expects to perform the test of impairment prior to September 30, 2002 and does not anticipate any impairment of goodwill.

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  SOP 01-6 reconciles the specialized accounting and financial reporting guidance in the existing Banks and Savings Institutions Guide, Audits of Credit Unions Guide, and Audits of Finance Companies Guide. The SOP eliminates differences in accounting and disclosure established by the respective guides and carries forward accounting guidance for transactions determined to be unique to certain financial institutions. The adoption of this pronouncement has not had a material impact on the Company’s results of operations or financial condition.

2.  Business Combination

On September 28, 2001, the Company completed its acquisition of Alliant Partners. The acquisition will allow the Company to strengthen its investment banking platform for its clients. The Company agreed to purchase the assets of Alliant Partners for a total of $100.0 million, due in several installments of cash and common stock. These installments are payable over four years between September 30, 2001 and September 30, 2005, subject to certain conditions being satisfied. In addition to the fixed purchase price the sellers will receive certain contingent purchase price payments including 75% of the pre-tax income of Alliant Partners for the twelve-month period ending September 28, 2002. Furthermore, the Company shall pay to the sellers an amount equal to fifteen times the amount by which Alliant Partners’ cumulative after-tax net income from October 1, 2002 to September 30, 2005 exceeds $26,500,000, provided, however, that the aggregate amount of any deferred earnout payment payable shall not exceed $75,000,000. The Company shall also make retention payments aggregating $5,000,000 in equal annual installments on September 28, 2003, 2004 and 2005. The first payment of $30.0 million was paid in cash on September 28, 2001. The remaining $70.0 million was discounted at prevailing forward market interest rates ranging between 2.5% and 3.3% and recorded as debt on September 28, 2001. The purchase price has been allocated to the assets acquired and liabilities assumed based on the net estimated fair values at the date of acquisition of approximately $0.5 million. The excess of purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The business combination was recorded in accordance with SFAS No. 141. (See Notes 1 and 7 to the interim Consolidated Financial Statements — Significant Accounting Policies and Borrowings)

3.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2002 and 2001.

	Net Income		Per Share Amount
(Dollars and shares in thousands, except per share amounts)		Shares

Three months ended March 31, 2002:
Basic EPS:
Income available to common stockholders	$13,360	45,179	$0.30
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,346	—

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$13,360	46,525	$0.29

Three months ended March 31, 2001:
Basic EPS:
Income available to common stockholders	$33,336	48,826	$0.68
Effect of Dilutive Securities:
Stock options and restricted stock	—	2,250	—

Diluted EPS:
Income available to common stockholders
plus assumed conversions	$33,336	51,076	$0.65

4.  Investment Securities

The detailed composition of the Company’s available-for-sale and non-marketable investment securities is presented as follows:

	March 31, 2002	December 31, 2001
(Dollars in thousands)

Available-for-sale securities, at fair value

$

1,697,372

$

1,760,942

Federal Reserve Bank stock and tax credit funds	24,484	19,867
Venture capital fund investments	40,857	38,647
Other private equity investments	15,049	13,706
Total investment securities	$1,777,762	$1,833,162

5.  Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $11.8 million and $11.9 million, at March 31, 2002, and December 31, 2001, respectively, is presented in the following table:

	March 31, 2002	December 31, 2001
(Dollars in thousands)

Commercial

$

1,502,965

$

1,536,845

Real estate construction	43,084	52,088
Real estate term	62,263	50,935
Consumer and other	137,675	127,170
Total loans	$1,745,987	$1,767,038

The activity in the allowance for loan losses for the quarters ended March 31, 2002 and 2001 was as follows:

	For the three months ended
	March 31, 2002	March 31, 2001
(Dollars in thousands)

Balance at January 1,

$

72,375

$

73,800

Provision for loan losses	3,426	4,903
Loans charged off	(6,632)	(12,346)
Recoveries	2,206	7,443
Balance at March 31,	$71,375	$73,800

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $19.0 million and $20.1 million at March 31, 2002, and March 31, 2001, respectively. Allocations of the allowance for loan losses specific to impaired loans totaled $7.3 million at March 31, 2002, and $8.7 million at March 31, 2001. Average impaired loans for the first quarter of 2002 and 2001 totaled $19.6 million and $18.2 million, respectively.

6.  Goodwill

The goodwill balance at March 31, 2002 and December 31, 2001 was $97.2 million and $96.4 million, respectively.  The increase of $0.8 million related to certain contingent purchase price payments, which included 75% of the pre-tax income of Alliant Partners for the three-month period ending March 31, 2002, pursuant to the terms of the acquisition agreement detailed in Note 2  to the interim Consolidated Financial Statements – Business Combination.

7.  Borrowings

As of March 31, 2002, the Company had $41.5 million, and $25.9 million in short-term borrowings and long-term debt, respectively. These borrowings were recorded in relation to the acquisition of Alliant Partners and are payable to the former owners, who are now employed by the Company. The short-term note payable, due September 28, 2002, has a face value of $42.0 million. The long-term note payable, due in three equal annual installments commencing September 28, 2003, has a face value of $28.0 million. These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001. (See Note 2 to the interim Consolidated Financial Statements - Business Combination)

8.  Segment Reporting

Prior to January 1, 2002, the Company operated as one segment.  On January 1, 2002, the Bank reorganized into five lines of banking and financial services: Commercial Banking,  Merchant Banking, Private Banking, Mergers and Acquisitions Services, and Business Services. The Commercial Bank is the principal operating segment of the Company and represents more than 90% of the Company’s revenue. The remaining segments do not meet segment reporting criteria, therefore, separate reporting of financial segment information is not considered necessary. 2001 segment data has been reflected below based on the reorganized structure of the Company.

The Company’s reportable segments are strategic units that offer different services to different clients. They are managed separately because each segment appeals to different markets and, accordingly, requires different strategies.

Since the Company derives a significant portion of its revenue from net interest income, the Company’s segments are reported below using net interest income. The Company also evaluates performance based on noninterest income and noninterest expense goals, which are also presented as measures of segment profit and loss.  The Company does not allocate income taxes to the segments.

	Commercial Banking	All Others
(Dollars in thousands)			Total

Net interest income after provision for loan losses
First quarter of 2002	$43,322	$2,254	$45,576
First quarter of 2001	75,368	1,465	76,833

Noninterest income
First quarter of 2002	15,683	1,218	16,901
First quarter of 2001	18,934	4,941	23,875

Noninterest expense
First quarter of 2002	37,270	6,048	43,318
First quarter of 2001	42,915	3,238	46,153

Minority interest
First quarter of 2002	—	1,840	1,840
First quarter of 2001	—	503	503

Income (loss) before income taxes
First quarter of 2002	21,735	(736)	20,999
First quarter of 2001	51,387	3,671	55,058

Segment assets
First quarter of 2002	3,482,639	504,836	3,987,475
First quarter of 2001	4,645,410	197,345	4,842,755

9.  Common Stock Repurchase

On March 21, 2002, the Company’s Board of Directors authorized an additional share repurchase program of up to $50.0 million.  As of March 31, 2002, the Company has not purchased any shares under this program.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and supplementary data as presented in Part I - Item 1 of this report.

This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our senior management have in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include:

•       projections of our revenues, income, earnings per share, capital expenditures, capital structure or other financial items;

•       descriptions of strategic initiatives, plans or objectives of our management for future operations, including pending acquisitions;

•       descriptions of products, services and  industry sectors;

•       forecasts of future economic performance; and

•       descriptions of assumptions underlying or relating to any of the foregoing.

In this report, we make forward-looking statements discussing our management’s expectations about:

•       future earnings

•       future credit losses and nonperforming assets;

•       the future value of equity securities, including direct equity investments and those in our venture capital portfolios;

•       future changes  in short-term interest rates and their impact on our earnings;

•       future investments by venture capital funds in our clients;

•       future levels of noninterest expense; and

•       future performance of our client investment private label investment products.

You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or the negative of such terms, or comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs, as well as our assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements.

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the text under the caption “Risk Factors” included in Item 7, page 42, of our annual report on Form 10-K dated March 19, 2002. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

Certain reclassifications have been made to prior years results to conform with 2002 presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Critical Accounting Policies

Our critical accounting policies are related to our marketable and non-marketable warrant, equity and venture capital fund investment securities and our allowance for loan losses.  These policies are included in Item 7 of our Report on Form 10-K dated March 19, 2002.

Earnings Summary

We reported net income of $13.4 million, or $0.29 per diluted share, for the first quarter of 2002, compared with net income of $33.3 million, or $0.65 per diluted share, for the first quarter of 2001. The annualized return on average assets was 1.3% in the first quarter of 2002 compared with 2.7% in the comparable period of 2001. The annualized return on average equity for the first quarter of 2002 was 8.5%, compared with 21.2% in the first quarter of 2001.

The decrease in net income for the first quarter of 2002, as compared with the first quarter of 2001, primarily resulted from a decline in both net interest income and noninterest income, partially offset by decreases in the provision for loan losses and noninterest expense. The decrease in net interest income was caused by the most rapid decline in market interest rates in the history of the Federal Reserve Board combined with a decrease in our clients’ deposits, which lowered our investible funds.  The major components of net income and changes in these components are summarized in the following table for the quarters ended March 31, 2002 and 2001, and are discussed in more detail below.

	For the Three Months Ended March 31,
			2001 to 2002 Increase (Decrease)
(Dollars in thousands)	2002	2001

Net interest income	$49,002	$81,736	$(32,734)
Provision for loan losses	3,426	4,903	(1,477)
Noninterest income	16,901	23,875	(6,974)
Noninterest expense	43,318	46,153	(2,835)
Minority interest	1,840	503	1,337
Income before income taxes	20,999	55,058	(34,059)
Income tax expense	7,639	21,722	(14,083)
Net income	$13,360	$33,336	$(19,976)

Net Interest Income and Margin

Net interest income is defined as the difference between interest earned on loans, investment securities, federal funds sold, securities purchased under agreement to resell, and interest paid on funding sources, primarily deposits. Net interest income is our principal source of recurring revenue. Net interest margin is defined as the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as interest expense as a percentage of average interest-earning assets.

The following table sets forth average assets, liabilities, minority interest, stockholders’ equity, interest income on a fully taxable-equivalent basis, interest expense, average yields and rates, and the composition of our net interest margin for the three months ended March 31, 2002 and 2001.

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended March 31,
	2002			2001
			Average Yield/ Rate			Average Yield/ Rate
	Average Balance			Average Balance
(Dollars in thousands)		Interest			Interest

Interest-Earning Assets:
Federal funds sold and securities purchased under agreement to resell (1)	$55,709	$245	1.8%	$1,092,609	$15,375	5.7%
Investment securities:
Taxable	1,631,706	13,850	3.4	1,727,919	25,941	6.1
Non-taxable (2)	234,865	3,023	5.2	206,781	3,445	6.8
Loans:
Commercial	1,435,717	34,699	9.8	1,465,713	45,981	12.7
Real estate construction and term	102,720	1,913	7.6	103,175	2,801	11.0
Consumer and other	135,555	1,713	5.1	96,086	2,123	9.0
Total loans	1,673,992	38,325	9.3	1,664,974	50,905	12.4
Total interest-earning assets	3,596,272	55,443	6.3	4,692,283	95,666	8.3

Cash and due from banks	210,467			233,876
Allowance for loan losses	(74,393)			(78,245)
Goodwill	96,399			—
Other assets	186,916			193,728
Total assets	$4,015,661			$5,041,642

Funding Sources:
Interest-Bearing Liabilities:
NOW deposits	$45,449	84	0.7	$58,384	128	0.9
Regular money market deposits	341,150	834	1.0	318,572	1,133	1.4
Bonus money market deposits	641,365	1,576	1.0	957,058	3,646	1.6
Time deposits	673,730	2,404	1.4	833,695	7,817	3.8
Short-term borrowings	43,453	275	2.6	—	—	—
Long-term debt	25,762	210	3.3	—	—	—
Total interest-bearing liabilities	1,770,909	5,383	1.2	2,167,709	12,724	2.4
Portion of noninterest-bearing funding sources	1,825,363			2,524,574
Total funding sources	3,596,272	5,383	0.6	4,692,283	12,724	1.1

Noninterest-Bearing Funding Sources:
Demand deposits	1,507,440			2,100,812
Other liabilities	34,712			66,009
Trust preferred securities (3)	38,643			38,591
Minority interest	27,910			30,531
Stockholders’ equity	636,047			637,990
Portion used to fund interest-earning assets	(1,825,363)			(2,524,574)
Total liabilities, minority interest and stockholders’ equity	$4,015,661			$5,041,642

Net interest income and margin		$50,060	5.6%		$82,942	7.2%

Total deposits	$3,209,134			$4,268,521

(1)          Includes average interest-bearing deposits in other financial institutions of $2,463 and $532 for the three months ended March 31, 2002 and 2001, respectively.

(2)          Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2002 and 2001.  The tax equivalent adjustments were $1,058 and $1,206 for the three months ended March 31, 2002 and 2001, respectively.

(3)          The 8.25% annual distribution to SVB Capital I, which is a special-purpose trust formed for the purpose of issuing the trust preferred securities, is recorded as a component of noninterest expense.

Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as “volume change.” Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to both volume and rate changes for the periods indicated.  Because of the numerous simultaneous volume and rate changes during any period, it is not possible to fully determine the amounts of such changes between volume and rate.  For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.  Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2002 and 2001.

	First Quarter 2002 Compared with First Quarter 2001
		(Decrease) Increase
		Due to Change in
(Dollars in thousands)	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell	$(8,769)	$(6,361)	$(15,130)
Investment securities	(936)	(11,577)	(12,513)
Loans	278	(12,858)	(12,580)
Decrease in interest income	(9,427)	(30,796)	(40,223)

Interest expense:
NOW deposits	(26)	(18)	(44)
Regular money market deposits	76	(375)	(299)
Bonus money market deposits	(994)	(1,076)	(2,070)
Time deposits	(1,279)	(4,134)	(5,413)
Short-term borrowings	275	—	275
Long-term debt	210	—	210
Decrease in interest expense	(1,738)	(5,603)	(7,341)
Decrease in net interest income	$(7,689)	$(25,193)	$(32,882)

Net interest income, on a fully taxable-equivalent basis, totaled $50.1 million for the first quarter of 2002, a decrease of $32.9 million, or 39.6%, from the $82.9 million total for the first quarter of 2001.  The decrease in net interest income was the result of a $40.2 million, or 42.0%, decrease in interest income, offset by a $7.3 million, or 57.7%, decrease in interest expense over the comparable prior year period.

The $40.2 million decrease in interest income for the first quarter of 2002, as compared to the first quarter of 2001, was the result of a $9.4 million unfavorable volume variance and a $30.8 million unfavorable rate variance. The $9.4 million unfavorable volume variance resulted from a $1.1 billion, or 23.4%, decrease in average interest-earning assets over the comparable period in the prior year. The decrease in average interest-earning assets was primarily centered in highly-

liquid federal funds sold and securities purchased under agreement to resell, which decreased $1.0 billion.

Average loans increased $9.0 million, or 0.5%, in the 2002 first quarter as compared to the 2001 first quarter, resulting in a $0.3 million favorable volume variance.  Although we continued to add high quality loans to our portfolio throughout 2001 and the first quarter of 2002, the current slowdown in emerging-growth company formations, venture capital funding and the capital markets reduced those opportunities and impeded our ability to increase our loan balances. We believe we have increased our market share of emerging-growth companies and expect our loan portfolio to grow as emerging-growth company formations and related venture capital fund investments increase. Additionally, we intend to grow our loan portfolio by refocusing our efforts on attracting middle-market and mature technology and life sciences clients, currently under-served by competitors exiting these industry sectors.

Average investment securities for the first quarter of 2002 decreased $68.1 million, or 3.5%, as compared to the 2001 first quarter, resulting in a $0.9 million unfavorable volume variance. The decrease in average investment securities was primarily centered in U.S. agency securities and resulted from a corresponding decrease in client deposits.  Our clients continue to experience reduced liquidity due to the current slowdown in the capital markets and lower levels of venture capital fund investment.

Average federal funds sold and securities purchased under agreement to resell in the first quarter of 2002 decreased a combined $1.0 billion or 94.9% over the comparable prior year period, resulting in an $8.8 million unfavorable volume variance.  We experienced this decline in investible funds due to lower average client deposit balances.

Unfavorable rate variances associated with each component of interest-earning assets combined to decrease interest income by $30.8 million in the first quarter of 2002, as compared to the comparable prior year period.  Short-term market interest rates decreased rapidly throughout 2001, thus, we earned lower yields in the first quarter of 2002 on federal funds sold and securities purchased under agreements to resell, and our investment securities, a significant portion of which were short-term in nature, resulting in a combined $17.9 million unfavorable rate variance as compared with the first quarter of 2001. In the first quarter of 2002, we incurred a $12.9 million unfavorable rate variance associated with our loan portfolio.  The average yield on loans in first quarter 2002 decreased 310 basis points to 9.3% from 12.4% in the respective prior year first quarter. Our investment and loan portfolios are extremely asset sensitive, thus, we expect that any increase in short-term interest rates will be incremental to our earnings.

The yield on average interest-earning assets decreased 200 basis points in the first quarter of 2002 from the comparable prior year period. This decrease primarily resulted from a rapid decline in short-term market rates during 2001, thus, we earned lower yields on each component of our interest-earning assets in the first quarter of 2002.

Total interest expense in the 2002 first quarter decreased $7.3 million from the first quarter of 2001. This decrease was due to a favorable rate variance of $5.6 million and a favorable volume variance of $1.7 million. The favorable rate variance largely resulted from a reduction in the average rate paid on our time deposit product, from 3.8% in the first quarter 2001 to 1.4% in the first quarter of 2002.

The average cost of funds paid in the first quarter of 2002 was 0.6%, down from 1.1% paid in the first quarter of 2001. The decrease in the average cost of funds was largely due to a decrease of 240 basis points in the average rate paid on our time deposit product, and a 60 basis point decrease on the average rate paid on our bonus money market deposit product.

Provision For Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Our provision for loan losses totaled $3.4 million for the first quarter of 2002, a $1.5 million, or 30.1%, decrease compared to the $4.9 million provision for the first quarter of 2001. See “Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the quarters ended March 31, 2002 and 2001:

Quarter Ended March 31,	2002	2001
(Dollars in thousands)

Client investment fees	$8,638	$11,790
Letter of credit and foreign exchange income	3,777	4,546
Corporate finance fees	2,962	270
Deposit service charges	2,236	822
Disposition of client warrants	126	4,078

Investment losses

(2,597

)

(336

)

Other

1,759

2,705

Total noninterest income

$

16,901

$

23,875

Noninterest income decreased $7.0 million to a total of $16.9 million in the first quarter of 2002, versus $23.9 million in the prior year first quarter. This decrease was largely due to declines of $4.0 million in income from the disposition of client warrants and $3.2 million in client investment fees, in addition to a $2.3 million increase in investment losses. These decreases were partially offset by increases of $2.7 million in corporate finance fees and $1.4 million in deposit service charges.

Client investment fees totaled $8.6 million in the first quarter of 2002 compared to $11.8 million in the similar prior year period. We offer private label investment and sweep products to clients on which we earn fees ranging from 11 to 150 basis points on the average balance of these products. At March 31, 2002, $8.9 billion in client funds were invested in private label investments and sweep products, including $7.1 billion in the mutual fund products compared to $10.1 billion and $7.5 billion for the comparative prior year period, respectively. The decrease in client investment fees was a combination of a shift in investment mix and a decline client balances. In June 1999, we began offering private label investment products in response to high levels of liquidity in our client base. The increase in client liquidity was precipitated by a strong inflow of investment capital into the venture capital community. Beginning in 2002, we commenced a short-term initiative to transfer the private label investment operations from Silicon Valley Bank into a wholly-owned, registered, broker-dealer subsidiary. Upon completion, this action will allow us to provide a more expansive and competitive array of investment products and service to our clients. Initiatives to build the infrastructure to support the broker-dealer entity are underway and expected to be completed this year.  We believe these initiatives will provide us additional future opportunities to compete for additional client funds and grow the private label investment product balances.

Letter of credit fees, foreign exchange fees and other trade finance income totaled $3.8 million in the first quarter of 2002, a decrease of $0.8 million, or 16.9%, from the $4.5 million earned in the first quarter of 2001. These decreases reflect a reduction in the volume of client foreign exchange transactions during first quarter of 2002 versus the comparable prior year period.

Due to reduced client activity in the public markets, income from the disposition of client warrants declined by $4.0 million to a total of $0.1 million in the first quarter of 2002, compared with $4.1 million in the first quarter of 2001.  We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan pricing, covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of warrant related income with any degree of accuracy and it is likely to vary materially from period to period.

In the first quarter of 2002 and fourth quarter of 2001, Alliant Partners, our wholly-owned, mergers and acquisitions services subsidiary, earned corporate finance fees totaling $3.0 million and $1.9 million, respectively, compared to $0.3 million, earned in the first quarter of 2001 by SVB Securities, Inc. The increase in corporate finance fees was primarily due to the acquisition of Alliant Partners on September 28, 2001, which allowed us to generate increased merger and acquisitions deal flow.

Deposit service charges totaled $2.2 million for the first quarter of 2002, an increase of $1.4 million from the comparable period in 2001. Clients compensate us for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by us as deposit service charges income. Clients earned lower credits in the first quarter of 2002 compared to the first quarter of 2001 due to lower average client deposit balances and lower market interest rates. As such, our clients had fewer credits to offset explicit deposit service charges.  Thus, we earned higher explicit deposit service charges in the first quarter of 2002, as compared to the first quarter of 2001.

We incurred $2.6 million in losses on investment securities during the first quarter of 2002, primarily related to the write-down of certain venture capital fund and direct equity investments.  Our net investment losses in the first quarter of 2002 were $1.3 million, when calculated without the minority interest share of losses in SVB Strategic Investors Fund, L.P. Based on current market conditions and our analysis of our equity portfolio, which includes private equity and venture capital fund investments, we expect the level of investment securities’ losses to decrease in the remaining quarters of 2002.

Other noninterest income largely consists of service-based fee income, which decreased $0.9 million, or 35.0%, to $1.8 million in the first quarter of 2002 from $2.7 million in the first quarter of 2001. This decrease in other noninterest income was primarily due to the elimination of supply chain service operations in late 2001. We earned $0.8 million in supply chain service income in the first quarter of 2001.

Noninterest Expense

Noninterest expense in the first quarter of 2002 totaled $43.3 million, a $2.8 million, or 6.1%, decrease from the $46.2 million incurred in the comparable prior year period. We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of adjusted noninterest expense by adjusted revenues.  Noninterest expense is adjusted to exclude costs associated with amortization of investments in tax credit funds, minority interest, and retention and warrant incentive plans.  Revenues are adjusted to exclude income associated with minority interest, the disposition of client warrants and gains or losses related to investment securities.  This ratio reflects the level of operating expense required to generate $1 of operating revenue. Our efficiency ratio was 62.0% for the first quarter of 2002, compared to 43.9% for the first quarter of 2001. The following table presents the detail of noninterest expense and the incremental contribution of each expense line item to our efficiency ratio:

	Three Months Ended March 31,
	2002		2001
		Percent of Adjusted Revenues		Percent of Adjusted Revenues

(Dollars in thousands)	Amount		Amount

Compensation and benefits	$24,928	36.5%	$22,832	22.4%
Net occupancy	4,518	6.6	3,723	3.7
Professional services	3,036	4.4	5,540	5.4
Business development and travel	2,123	3.1	2,974	2.9
Furniture and equipment	2,096	3.1	2,411	2.4
Telephone	901	1.3	858	0.8
Trust preferred securities distributions	825	1.2	825	0.8
Postage and supplies	783	1.1	1,013	1.0
Advertising and promotion	575	0.8	1,028	1.0
Other	3,084	4.7	4,269	4.3
Expenses incurred by minority interests	(537)	(0.8)	(797)	(0.8)
Total, excluding, investments in tax credit funds amortization, minority interest, and retention and warrant incentive plans	42,332	62.0%	44,676	43.9%
Tax credit funds amortization	449		280
Minority Interest	537		797
Retention and warrant incentive plans	—		400
Total noninterest expense	$43,318		$46,153

Compensation and benefits expenses totaled $24.9 million in the first quarter of 2002, a $2.1  million, or 9.2%, increase from the $22.8 million incurred in the first quarter of 2001. This increase in compensation and benefits expenses was the result of an increase in costs associated with an increase in average full-time equivalent employees (FTE). Average FTE personnel increased from 960 in the first quarter 2001 to 979 in the first quarter of 2002. The increase in FTE personnel was primarily due to a combination of our efforts to develop and support new markets through geographic expansion, to develop and expand products, services and niches, and to build an infrastructure sufficient to support present and prospective business activities. We are continuing our specific measures to control the number of FTE personnel during 2002 due to the current economic slowdown in our marketplace.

Occupancy, furniture and equipment expenses totaled $6.6 million in the first quarter of 2002, an increase of $0.5 million, or 7.8%, compared to $6.1 million incurred in the first quarter of 2001.  This increase was primarily related to incremental costs associated with the addition of regional offices in the San Francisco Bay Area, which were opened in the latter half of 2001.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our board of directors, totaled $3.0 million in the first quarter of 2002, a decrease of $2.5 million, or 45.2%, compared with the same period in 2001.  The decrease in professional services primarily related to a reduction in the number of business initiatives supported by consultants.

Business development and travel expenses totaled $2.1 million in the first quarter of 2002, a $0.9 million, or 28.6%, decrease from the $3.0 million incurred in the first quarter of 2001. The decrease in business development and travel expenses was largely attributable to our efforts to control noninterest expense.

Trust preferred securities distributions totaled $0.8 million for the three months ended March 31, 2002 and 2001, and resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.

Advertising and promotion expenses decreased by $0.5 million, or 44.1% from the prior year first quarter.  Additionally, postage and supplies expenses decreased by $0.2 million, or 22.7% from the prior year first quarter. These decreases were largely attributable to our efforts to control noninterest expense.

Other noninterest expense totaled $3.5 million in the first quarter of 2002, a decrease of $1.0 million, or 22.3%, compared to $4.5 million incurred in the first quarter of 2001. The decrease in noninterest expense was primarily due to an operational loss of $2.2 million incurred in the first quarter of 2001, which were offset by an increase of $1.0 million in client services expense in the first quarter of 2002.

Minority Interest

The minority interest share of losses related to SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. increased by a total of $1.3 million between the first quarter of 2001 and 2002. The increase in minority interest losses was primarily due to a write-down of investment securities held by SVB Strategic Investors Fund, L.P.

Income Taxes

Our effective tax rate was 36.4% in the 2002 first quarter as compared to 39.5% in the prior year first quarter.  The change in rate was primarily due to an increase in items giving rise to permanent tax benefits.

Financial Condition

Our total assets were $4.0 billion at March 31, 2002, a decrease of $184.6 million, or 4.4%, compared to $4.2 billion at December 31, 2001. This decrease was primarily concentrated in a federal funds sold and securities purchased under agreement to resell, which decreased by $208.1 million.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled a combined $4.1 million at March 31, 2002, a decrease of $208.1 million, or 98.1%, compared to the $212.2 million outstanding at the prior year end. This decrease was attributable to reduced investible funds as a result of a decline in our clients’ deposit balances.

Investment Securities

Investment securities totaled $1.8 billion at March 31, 2002, a decrease of $55.4 million, or 3.0%, from December 31, 2001. This decrease resulted from a decline in our deposits during the first three months of 2002, and primarily consisted of U.S. agency securities.

Based on March 31, 2002 market valuations, we had potential pre-tax warrant gains totaling $2.3 million related to 16 companies. We are restricted from exercising many of these warrants until later in 2002. As of March 31, 2002, we held 1,696 warrants in 1,271 companies, and had made investments in 240 venture capital funds and direct equity investments in 46 companies, many of which are private. Thus, for those companies for which a readily determinable market value cannot be obtained, we value those equity instruments at cost less any identified impairment. Additionally, we are typically precluded from taking steps to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

Loans

Loans, net of unearned income, at March 31, 2001, totaled $1.7 billion, a slight decrease of $21.1 million compared to the balance at December 31, 2001. We continue to increase the number of client lending relationships in most of our technology and life sciences niche practices as well as in specialized lending products.

Credit Quality and the Allowance for Loan Losses

We define credit risk as the possibility of sustaining a loss because other parties to the financial instruments fail to perform in accordance with the terms of the contract. Through the administration of loan policies and monitoring of the loan portfolio, our management seeks to reduce such credit risks. While we follow underwriting and credit monitoring procedures which we believe are appropriate in growing and managing the loan portfolio, in the event of nonperformance by these other parties, our potential exposure to credit losses could significantly affect our consolidated financial position and earnings.

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

We maintain a systematic process to evaluate individual loans for inherent risk of loan losses.  The process segregates risk of loan losses, primarily through an internal risk rating methodology. This evaluation includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our policies require that certain credit relationships, exceeding specific dollar values, be reviewed by a committee of senior management, at least quarterly. Our review process evaluates the appropriateness of the risk rating and allocation of allowance for loan losses, as well as other account management functions.  In addition, our management receives and approves an analysis for all impaired loans, as defined by the Statement of Financial Accounting Standards (SFAS) No. 114 “Accounting by Creditors for Impairment of a Loan.” The allowance for loan losses is allocated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan, or for individual impaired loans as determined by SFAS No. 114. At our management’s discretion, judgmental allowance for loan losses may be established for loss expectations for specific lending industry sectors, for national or international economic conditions affecting the loan portfolio, or for policy or personnel changes.  The judgmental allowance is not assigned to individual loans and may fluctuate period to period based on management’s perception of changing risks in the lending environment.

Our evaluation process was designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of losses inherent in the loan portfolio by segregating the allowance for loan losses into three components: “specific,” “loss migration” and “general.” The specific component is established by allocating a portion of the allowance for loan losses to individual classified credits on the basis of specific circumstances and assessments. The loss migration component is calculated as a function of the historical loss migration experience of the internal loan credit risk rating categories. The general component, composed of allocated and unallocated portions that supplement the first two components, includes: our management’s judgment of the effect of current and forecasted economic conditions on the borrowers’ abilities to repay, an evaluation of the allowance for loan losses in relation to the size of the overall loan portfolio, an evaluation of the composition of, and growth trends within, the loan portfolio, consideration of the relationship of the allowance for loan losses to nonperforming loans, net charge-off trends, and other factors. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses, relies, to a great extent, on the judgment and experience of our management.

The allowance for loan losses is established through a provision for loan losses charged to expense. Our allowance for loan loss is established for loan losses not yet recognized. At March 31, 2002, we consider our allowance for loan losses our best estimate of losses inherent in the loan portfolio using the historical loan loss experience and our perception of variables potentially leading to deviation from the historical loss experience.

The allowance for loan losses totaled $71.4 million at March 31, 2002, a decrease of $1.0 million, or 1.4% compared to $72.4 million at December 31, 2001.

We incurred $6.6 million in gross charge-offs and realized $2.2 million in gross recoveries during the first quarter of 2002. Gross charge-offs for the 2002 first quarter included a $2.0 million commercial credit in our professional services practice, and a $1.4 million commercial credit in our software and services practice.

We believe our allowance for loan losses is adequate as of March 31, 2002. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

	March 31, 2002	December 31, 2001
(Dollars in thousands)

Nonperforming assets:

Loans past due 90 days or more

$

—

$

1,000

Nonaccrual loans

18,985

17,307

Total nonperforming assets	$18,985	$18,307

Nonperforming loans as a percentage of total loans	1.1%	1.0%

Nonperforming assets as a percentage of total assets

0.5

%

0.4

%

Allowance for loan losses:	$71,375	$72,375
As a percentage of total loans	4.1%	4.1%
As a percentage of nonaccrual loans	376.0%	418.2%
As a percentage of nonperforming loans	376.0%	395.3%

Nonperforming loans totaled $19.0 million, or 1.1% of total loans, at March 31, 2002, an increase of $0.7 million, or 3.7%, from the prior year-end total of $18.3 million, or 1.0% of total loans.

In addition to the loans disclosed in the foregoing analysis, we have identified six loans totaling $8.0 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Deposits

Total deposits were $3.2 billion at March 31, 2002, a decrease of $199.5 million, or 5.9%, from the prior year-end total of $3.4 billion. A significant portion of the decrease in deposits during the first three months of 2002 was concentrated in our noninterest-bearing demand deposits and time deposits, which decreased $159.1 million and $86.5 million, respectively, and were partially offset by an increase in money market deposits of $38.8 million. This overall decrease was explained by a slowdown in the capital markets and venture capital fundings which has reduced client liquidity levels.

Market Risk Management

Interest rate risk is the most significant market risk impacting us. Our monitoring activities related to managing interest rate risk include both interest rate sensitivity “gap” analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as our market value of portfolio equity (MVPE). See our 2001 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2001. There have been no changes in the assumptions used by us in monitoring interest rate risk as of March 31, 2002. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk and equity price risk. The impact on us resulting from these latter two market risks is not considered significant and no separate quantitative information concerning market rate and price exposure is presented herein. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

Liquidity

Another important objective of asset/liability management is to manage liquidity. The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand and depositors’ needs, and to service other liabilities as they come due, without causing an undue amount of cost or risk, and without causing a disruption to normal operating conditions.

On a stand-alone basis, Silicon’s primary source of liquidity is dividends from Silicon Valley Bank.  The ability of Silicon Valley Bank to pay dividends is subject to certain regulations.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At March 31, 2002, the Bank’s ratio of liquid assets to total deposits was 43.7%. This ratio is well in excess of our minimum policy guidelines and was slightly lower than the comparable ratio of 48.3% as of December 31, 2001. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of March 31, 2002, we were in compliance with all of these policy measures.

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

On March 21, 2002, our board of directors authorized an additional share repurchase program of up to $50 million. We intend to repurchase shares under the program, from time to time, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well capitalized financial institution.

Stockholders’ equity totaled $640.8 million at March 31, 2002, an increase of $13.2 million, or 2.1%, from the $627.5 million balance at December 31, 2001. This increase was primarily due to net income of $13.4 million for the three months ended March 31, 2002.  We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of March 31, 2002.

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

Both Silicon’s and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of March 31, 2002, and December 31, 2001. Capital ratios for Silicon Valley Bancshares are set forth below:

	March 31, 2002	December 31, 2001

Silicon Valley Bancshares:
Total risk-based capital ratio	18.0%	17.2%
Tier 1 risk-based capital ratio	16.8%	15.9%
Tier 1 leverage ratio	14.8%	14.8%

The increase in the total risk-based capital ratio and the Tier 1 risk-based capital ratio from December 31, 2001 to March 31, 2002 was primarily attributable to an increase in Tier 1 capital. This increase was primarily due to net income of $13.4 million earned in the first quarter of 2002.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at March 31, 2002, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits:

None.

(b)                     Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON VALLEY BANCSHARES

Date: May 13, 2002	/s/ Donal D. Delaney
Donal D. Delaney
Controller
(Principal Accounting Officer)