Form 10-Q
period 2002-06-30
SILICON VALLEY BANCSHARES
filed 2002-08-13
CIK 719739

As filed with the Securities and Exchange Commission on August 13, 2002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

Yes  ☒  No  ☐

At July 31, 2002, 44,442,132 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	June 30, 2002	December 31, 2001

Assets:
Cash and due from banks	$231,247	$228,318
Federal funds sold and securities purchased under agreement to resell	154,869	212,214
Investment securities	1,460,659	1,833,162
Loans, net of unearned income	1,868,877	1,767,038
Allowance for loan losses	(76,000)	(72,375)

Net loans

1,792,877

1,694,663

Premises and equipment

20,495

21,719

Goodwill

98,638

96,380

Accrued interest receivable and other assets	72,985	85,621
Total assets	$3,831,770	$4,172,077

Liabilities, Minority Interest, and Stockholders’ Equity:
Liabilities:
Deposits:

Noninterest-bearing demand

$

1,533,009

$

1,737,663

NOW	50,683	25,401
Money market	792,089	894,949
Time	617,398	722,964
Total deposits	2,993,179	3,380,977
Short-term borrowings	41,734	41,203
Other liabilities	42,573	29,781
Long-term debt	26,105	25,685
Total liabilities	3,103,591	3,477,646

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	38,780	38,641
Minority interest	30,556	28,275
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,654,069 and 45,390,007 shares outstanding at June 30, 2002 and December 31, 2001, respectively	46	45
Additional paid-in capital	196,387	196,143
Retained earnings	451,597	423,252
Unearned compensation	(1,062)	(1,600)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	11,875	9,675
Total stockholders’ equity	658,843	627,515
Total liabilities, minority interest, and stockholders’ equity	$3,831,770	$4,172,077

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended		For the six months ended
(Dollars in thousands, except per share amounts)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Interest income:
Loans	$39,652	$49,617	$77,977	$100,522
Investment securities	13,468	22,850	29,283	51,030
Federal funds sold and securities purchased under agreement to resell	591	6,856	836	22,231
Total interest income	53,711	79,323	108,096	173,783
Interest expense:
Deposits	4,162	9,404	9,060	22,128
Other borrowings	476	—	961	—
Total Interest Expense	4,638	9,404	10,021	22,128
Net interest income	49,073	69,919	98,075	151,655
Provision for loan losses	(3,207)	5,931	219	10,834
Net interest income after provision for loan losses	52,280	63,988	97,856	140,821
Noninterest income:
Client investment fees	7,774	9,246	16,412	21,036
Corporate finance fees	4,424	679	7,386	949
Letter of credit and foreign exchange income	3,575	2,914	7,352	7,460
Deposit service charges	2,294	1,924	4,530	2,746
Disposition of client warrants	681	2,427	807	6,505
Investment losses	(2,001)	(1,248)	(4,598)	(1,584)
Other	2,107	2,277	3,866	4,982
Total noninterest income	18,854	18,219	35,755	42,094
Noninterest expense:
Compensation and benefits	28,821	22,034	53,749	44,866
Net occupancy	6,433	3,870	10,951	7,593
Professional services	4,367	6,113	7,403	11,653
Business development and travel	1,933	2,419	4,056	5,393
Furniture and equipment	1,571	2,774	3,667	5,185
Telephone	701	1,061	1,602	1,919
Postage and supplies	792	844	1,575	1,857
Trust preferred securities distributions	746	825	1,571	1,650
Advertising and promotion	65	809	640	1,837
Retention and warrant incentive plans	5	418	5	818
Other	3,584	3,505	7,117	8,054
Total noninterest expense	49,018	44,672	92,336	90,825
Minority interest	1,397	713	3,237	1,216
Income before income tax expense	23,513	38,248	44,512	93,306
Income tax expense	8,528	14,116	16,167	35,838
Net income	$14,985	$24,132	$28,345	$57,468
Basic earnings per share	$0.33	$0.50	$0.63	$1.18
Diluted earnings per share	$0.32	$0.48	$0.61	$1.14

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income	$14,985	$24,132	$28,345	$57,468

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains (losses)	5,546	(1,526)	2,714	5,997
Reclassification adjustment for gains included in net income	(434)	(744)	(514)	(3,031)
Other comprehensive income (loss)	5,112	(2,270)	2,200	2,966
Comprehensive income	$20,097	$21,862	$30,545	$60,434

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
(Dollars in thousands)	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Net income	$28,345	$57,468
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses

219

10,834

Minority interest	(3,237)	(1,216)
Depreciation and amortization	3,512	2,850
Net loss on available for sale securities	4,598	1,584
Net gains on disposition of client warrants	(807)	(6,505)
Decrease in accrued interest receivable	4,752	12,985
Decrease in inventory	—	9,969
Decrease (increase) in prepaid expenses	357	(982)
Decrease in taxes receivable	12,578	15,566
Increase in unearned income	(56)	(3,186)
Increase (decrease) in accrued retention, warrant, and other incentive plans	4,081	(30,618)
Other, net	2,498	(200)
Net cash provided by operating activities	56,840	68,549

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	1,622,094	945,951
Proceeds from sales of investment securities	23,818	7,966
Purchases of investment securities	(1,273,114)	(692,271)
Net increase in loans	(116,572)	(31,267)
Proceeds from recoveries of charged-off loans	18,195	10,738
Purchases of premises and equipment	(2,288)	(7,186)
Net cash provided by investing activities	272,133	233,931

Cash flows from financing activities:
Net decrease in deposits	(387,798)	(1,211,981)
Proceeds from issuance of common stock, net of issuance costs	7,172	8,301
Repurchase of common stock	(8,281)	(29,975)
Capital contributions from minority interest participants	5,518	875
Net cash used by financing activities	(383,389)	(1,232,780)

Net decrease in cash and cash equivalents	(54,416)	(930,300)
Cash and cash equivalents at January 1,	440,532	1,722,366
Cash and cash equivalents at June 30,	$386,116	$792,066

Supplemental disclosures:
Interest paid	$10,441	$22,061
Income taxes paid	$1,304	$32,784

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies

The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the “Company”) conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  Certain reclassifications have been made to the Company’s 2001 interim Consolidated Financial Statements to conform to the 2002 presentations. Such reclassifications had no effect on the results of operations or stockholders’ equity. The following is a summary of the significant accounting and reporting policies used in preparing the interim Consolidated Financial Statements.

Nature of Operations

Silicon Valley Bancshares is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”), a California-chartered bank with headquarters in Santa Clara, California. The Bank has 11 offices throughout California and operates regional offices across the country, including Arizona, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves emerging growth and middle-market companies in targeted niches, focusing on technology and life sciences, while also addressing other specific industries in which it can provide a higher level of service and better manage credit through specification and focus. Substantially all of the assets, liabilities, and earnings of the Company relate to its investment in the Bank.  Additionally, the Bank provides merger and acquisition services through its wholly-owned subsidiary, Alliant Partners (“Alliant”.)

Consolidation

The interim Consolidated Financial Statements include the accounts of Silicon Valley Bancshares and those of its wholly-owned subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation. SVB Strategic Investors, LLC and Silicon Valley BancVentures, Inc., as general partners, are considered to have significant influence over the operating and financing policies of SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., respectively. Therefore, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. are included in the Company’s interim Consolidated Financial Statements. Minority interest represents the minority participants’ share of the equity of SVB Strategic Investors Fund, L.P., and Silicon Valley BancVentures, L.P.

Interim Consolidated Financial Statements

In the opinion of Management, the interim Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s consolidated financial position at June 30, 2002, the interim results of its operations for the three and six months ended June 30, 2002 and June 30, 2001, and interim cash flow for the six months ended June 30, 2002 and June 30, 2001. The December 31, 2001, Consolidated Balance Sheet was derived from audited financial statements, and certain information and footnote disclosures normally presented in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry have been omitted. The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K filed with the SEC on March 19, 2002. The results of operations for the three and six months ended June 30, 2002, may not necessarily be indicative of the Company’s operating results for the full year.

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

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell as reported in the Consolidated Balance Sheets include interest-bearing deposits in other financial institutions of $0 and $2.9 million at June 30, 2002 and December 31, 2001, respectively.

Investment Securities

Investment securities are classified as either “available-for-sale,” “held-to-maturity,” “trading,” or “non-marketable” upon acquisition. Securities that are held to meet investment objectives such as interest rate risk and liquidity management, but which may be sold by the Company as needed to implement management strategies, are classified as available-for-sale and are accounted for at fair value. Unrealized gains and losses on available-for-sale securities, after applicable taxes, are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity, until realized.

Securities acquired with the ability and positive intent to hold to maturity are classified as held-to-maturity and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate. Unrealized losses on held-to-maturity securities become realized and are charged against earnings when it is determined that an other-than-temporary decline in value has occurred. The Company has not classified any investments as held-to-maturity as of June 30, 2002 and December 31, 2001.

The amortization of premiums and the accretion of discounts are included in interest income over the contractual terms of the underlying investment securities using the interest method or the straight-line method, if not materially different. Gains and losses realized upon the sale of investment securities are computed on the specific identification method.

Securities acquired and held principally for the purpose of sale in the near term are classified as trading and are accounted for at fair value. Unrealized gains and losses resulting from fair value adjustments on trading securities, as well as gains and losses realized upon the sale of investment securities, are included in noninterest income. The Company has not classified any investments as trading as of June 30, 2002 and December 31, 2001.

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

Venture capital fund limited partner investment interests are reported under the cost method, as the Company’s interests are considered minor, in that we own less than 5%, and have no influence over the related venture capital fund’s operating and financial policies. The Company’s cost in these venture capital fund investments is reduced by distributions until fully recovered. Distributions in excess of the venture capital fund limited partner investment cost basis are recognized as investment gains in noninterest income.

Investments held by Silicon Valley BancVentures, L.P. are recorded using investment accounting rules and consist of stock in private companies that are not traded in a public market and are subject to restrictions on resale. These investments are carried at estimated fair value determined by the general partner after giving consideration to operating results, financial conditions, recent sales, prices of issuers’ securities and other pertinent information. The general partner, Silicon Valley BancVentures, Inc. is controlled by Silicon Valley Bancshares. Any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses on the Company’s consolidated statements of income. Because of the inherent uncertainty of valuations, however, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Silicon Valley BancVentures, L.P. may also have risk associated with its concentration of investments in certain geographic areas and certain industries.

The investments in limited partnerships, held by SVB Strategic Investors Fund, L.P., are recorded using investment accounting rules, calculated as the percentage of its interest in the total fair market value of the partnerships. These partnerships are venture capital partnerships that hold investments in publicly traded securities. These stocks may be subject to selling restrictions and limitations or held in escrow. These stocks were valued by the general partners of these partnerships and may be discounted from market prices. These venture capital partnerships also hold investments which are not currently traded in a pubic market and are subject to restrictions on resale. These investments are carried by the venture capital partnerships at estimated fair value as determined by the general partner after giving consideration to operating results, financial conditions, recent sales, prices of issuers’ securities, and other pertinent information. Any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses on the Company’s consolidated statements of income. The general partner of SVB Strategic Investors Fund, L.P., SVB Strategic Investors, LLC is controlled by Silicon Valley Bancshares. SVB Strategic Investors, LLC generally utilizes the valuations assigned to the venture capital fund investments by their general partners. Because of the uncertainty of valuations, however, these estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. The partnerships may also have risk associated with its concentration of investments in certain geographic areas and certain industries.

Silicon Valley BancVentures, Inc., Silicon Valley BancVentures, L.P., SVB Strategic Investors, LLC, and SVB Strategic Investors Fund, L.P. are included in the Company’s interim consolidated financial statements. Silicon Valley BancVentures, Inc., and SVB Strategic Investors, LLC own interests of 10.7% and 11.0% in Silicon Valley BancVentures, L.P. and SVB Strategic Investors Fund, L.P., respectively.  The portion of any gains or losses on these funds attributable to the limited partnership interests is eliminated from the Company’s results and financial positions through minority interest.

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

Additions to the allowance for loan losses are made by charges to the provision for loan losses.  It is the Company’s policy to charge off loans that, in the judgment of Management, are deemed to have a substantial risk of loss.  Credit exposures deemed to be uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with the provisions of  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, and requires that all derivative instruments be recorded on the balance sheet at fair value. Additionally, the accounting for changes in fair value depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings. The adoption of SFAS No. 133 did not result in a cumulative-type adjustment to net income or other comprehensive income. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period, unless the derivative instrument meets the definition of the short-cut treatment, as defined by SFAS No. 133. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the fair value of the effective portion of the derivative instrument are recognized in Other Comprehensive Income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company did not have any cash flow hedging instruments during the six months ended June 30, 2002.

Business Combinations

The Company accounts for business combinations in accordance with the provisions of SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  (See Note 2 to the interim Consolidated Financial Statements – Business Combination)

The Company accounts for intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.  Under these provisions, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the year of adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the year of adoption.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

The Company’s only intangible asset is goodwill pertaining to the acquisition of Alliant, discussed in Note 2 – Business Combination. This acquisition was accounted for under SFAS No. 141.  In accordance with the provisions of SFAS 142, the goodwill balance was determined to be unamortizable.  As of the filing date of this report, the Company had completed its initial test for goodwill impairment.  The impairment analysis performed in July 2002 concluded that the goodwill was not impaired.

Recent Accounting Pronouncements

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

2.  Business Combination

On September 28, 2001, the Company completed its acquisition of Alliant. The acquisition will allow the Company to strengthen its investment banking platform for its clients. The Company agreed to purchase the assets of Alliant for a total of $100.0 million, due in several installments of cash and common stock. These installments are payable over four years between September 30, 2001 and September 30, 2005, subject to certain conditions being satisfied. In addition to the fixed purchase price, the sellers will receive certain contingent purchase price payments including 75% of the pre-tax income of Alliant for the twelve-month period ending September 28, 2002. Furthermore, the Company shall pay to the sellers an amount equal to fifteen times the amount by which Alliant’s cumulative after-tax net income from October 1, 2002 to September 30, 2005 exceeds $26,500,000, provided, however, that the aggregate amount of any deferred earnout payment payable shall not exceed $75,000,000. The Company shall also make retention payments aggregating $5,000,000 in equal annual installments on September 28, 2003, 2004 and 2005. The first payment of $30.0 million was paid in cash on September 28, 2001. The remaining $70.0 million was discounted at prevailing forward market interest rates ranging between 2.5% and 3.3% and recorded as debt on September 28, 2001. The purchase price has been allocated to the assets acquired and liabilities assumed based on the net estimated fair values at the date of acquisition of approximately $0.5 million. The excess of purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The business combination was recorded in accordance with SFAS No. 141. (See Notes 1 and 7 to the interim Consolidated Financial Statements – Significant Accounting Policies and Borrowings)

3.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30			Six Months Ended June 30
(Dollars and shares in thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

2002:
Basic EPS:
Income available to common stockholders	$14,985	45,389	$0.33	$28,345	45,283	$0.63
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,586	—	—	1,489	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$14,985	46,975	$0.32	$28,345	46,772	$0.61

2001:
Basic EPS:
Income available to common stockholders	$24,132	48,662	$0.50	$57,468	48,743	$1.18
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,498	—		1,693

Diluted EPS:
Income available to common stockholders plus assumed conversions	$24,132	50,160	$0.48	$57,468	50,436	$1.14

4.  Investment Securities

The detailed composition of the Company’s available-for-sale and non-marketable investment securities is presented as follows:

(Dollars in thousands)	June 30, 2002	December 31, 2001

Available-for-sale securities, at fair value

$

1,369,712

$

1,760,942

Federal Reserve Bank stock and other	31,391	19,867
Venture capital fund investments	43,090	38,647
Private equity investments	16,466	13,706
Total investment securities	$1,460,659	$1,833,162

5.  Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $12.0 million and $11.9 million, at June 30, 2002, and December 31, 2001, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2002	December 31, 2001

Commercial

$

1,616,330

$

1,536,845

Real estate construction	44,132	52,088
Real estate term	57,507	50,935
Consumer and other	150,908	127,170
Total loans	$1,868,877	$1,767,038

The activity in the allowance for loan losses for the three and six months ended June 30, 2002 and 2001 was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2002	2001	2002	2001

Beginning balance

$

71,375

$

73,800

$

72,375

$

73,800

Provision for loan losses	(3,207)	5,931	219	10,834
Loans charged off	(8,157)	(9,026)	(14,789)	(21,372)
Recoveries	15,989	3,295	18,195	10,738
Balance at June 30,	$76,000	$74,000	$76,000	$74,000

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $19.2 million and $24.3 million at June 30, 2002, and June 30, 2001, respectively. Allocations of the allowance for loan losses specific to impaired loans totaled $7.4 million at June 30, 2002, and $9.6 million at June 30, 2001. Average impaired loans for the second quarter of 2002 and 2001 totaled $21.2 million and $24.7 million, respectively.

6.  Goodwill

The goodwill balance at June 30, 2002 and December 31, 2001 was $98.6 million and $96.4 million, respectively.  The increase of $2.3 million related to certain contingent purchase price payments, which included 75% of the pre-tax income of Alliant for the six months ending June 30, 2002, pursuant to the terms of the acquisition agreement detailed in Note 2 to the interim Consolidated Financial Statements – Business Combination.

7.  Borrowings

As of June 30, 2002, the Company had $41.7 million and $26.1 million in short-term borrowings and long-term debt, respectively. These borrowings were recorded in relation to the acquisition of Alliant and are payable to the former owners, who are now employed by the Company. The short-term note payable, due September 28, 2002, has a face value of $42.0 million. The long-term note payable, due in three equal annual installments commencing September 28, 2003, has a face value of $28.0 million. These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.  (See Note 2 to the interim Consolidated Financial Statements – Business Combination)

8.  Derivative Financial Instrument

The Company is exposed to interest rate risk from client loans, interest-bearing client deposits, investments, and debt. On June 3, 2002, the Company entered into a derivative agreement with a notional amount of $40.0 million. The agreement hedges against the risk of changes in fair value associated with the Company’s $40.0 million, fixed rate, Trust Preferred Securities (see Item 8. - Note 12 to the Consolidated Financial Statements filed on Form 10-K with the Securities and Exchange Commission on March 19, 2002). Changes in the fair value of the derivative agreement and the Trust Preferred Securities are primarily dependent on changes in market interest rates.  The derivative instrument has a fair value of $0.1 million which was recorded in other assets at June 30, 2002.  Furthermore, the Company recorded an addition of $0.1 million to the Trust Preferred Securities, to reflect the increase in fair value of these instruments during the period the derivative contract was in force. The terms of the agreement provide for quarterly receipt of 8.25% fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount.  The derivative agreement mirrors the terms of the Trust Preferred Securities and therefore is callable by the counter-party anytime after June 15, 2003.  The Company assumes no ineffectiveness as the interest rate swap agreement meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the derivative agreement are offset by changes in the fair value of the Trust Preferred Securities, and no net gain or loss is recognized in earnings.

9.  Segment Reporting

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

(Dollars in thousands)	Commercial Banking	All Others	Total

Net interest income after provision for loan losses
Second quarter of 2002	$49,591	$2,689	$52,280
Second quarter of 2001	62,716	1,272	63,988

First half of 2002	92,913	4,943	97,856
First half of 2001	138,084	2,737	140,821

Noninterest income
Second quarter of 2002	15,276	3,578	18,854
Second quarter of 2001	15,795	2,424	18,219

First half of 2002	30,959	4,796	35,755
First half of 2001	34,729	7,365	42,094

Noninterest expense
Second quarter of 2002	41,934	7,084	49,018
Second quarter of 2001	41,762	2,910	44,672

First half of 2002	79,204	13,132	92,336
First half of 2001	84,677	6,148	90,825

Minority interest
Second quarter of 2002	—	1,397	1,397
Second quarter of 2001	—	713	713

First half of 2002	—	3,237	3,237
First half of 2001	—	1,216	1,216

Income (loss) before income taxes
Second quarter of 2002	$22,933	$580	$23,513
Second quarter of 2001	$36,749	$1,499	$38,248

First half of 2002	$44,668	$(156)	$44,512
First half of 2001	$88,136	$5,170	$93,306

Segment assets
Second quarter of 2002	$3,259,913	$571,857	$3,831,770
Second quarter of 2001	4,255,264	167,497	4,422,761

10.  Common Stock Repurchase

The Company has repurchased approximately 272,500 shares of common stock totaling $8.3 million during 2002, in conjunction with the $50.0 million share repurchase program authorized by the Board of Directors on March 21, 2002.

During 2001, we completed the share repurchase program authorized by the Board of Directors on April 5, 2001, which resulted in the repurchase of 4.5 million shares of common stock for an aggregate purchase price of $99.9 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Throughout the following management discussion and analysis when we refer to “Silicon Valley Bancshares,” or “we” or similar words, we intend to include Silicon Valley Bancshares and its subsidiaries collectively, including Silicon Valley Bank. When we refer to “Silicon,” we are referring only to Silicon Valley Bancshares.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with our interim consolidated financial statements and supplementary data as presented in Part I - Item 1 of this report.

This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our senior management have in the past and might in the future make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include:

•                  projections of our revenues, income, earnings per share, capital expenditures, capital structure or other financial items;

•                  descriptions of strategic initiatives, plans or objectives of our management for future operations, including pending acquisitions;

•                  descriptions of products, services, and  industry sectors;

•                  forecasts of future economic performance; and

•                  descriptions of assumptions underlying or relating to any of the foregoing.

In this report, we make forward-looking statements discussing our management’s expectations about:

•                  future earnings

•                  future stock repurchases

•                  future credit losses and nonperforming assets;

•                  the future value of equity securities, including direct equity investments and those in our venture capital portfolios;

•                  future changes  in short-term interest rates and their impact on our earnings;

•                  future investments by venture capital funds in our clients;

•                  future levels of noninterest expense;

•                  future performance of our private label investment products; and

•                  future investment banking revenues.

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

Critical Accounting Policies

Our critical accounting policies relate to our marketable and non-marketable warrant, equity and venture capital fund investment securities and our allowance for loan losses.  These policies are included in Item 7 of our Report on Form 10-K dated March 19, 2002.

Earnings Summary

We reported net income of $15.0 million, or $0.32 per diluted share, for the second quarter of 2002, compared with net income of $24.1 million, or $0.48 per diluted share, for the second quarter of 2001.  Net income totaled $28.3 million, or $0.61 per diluted share, for the six months ended June 30, 2002, versus $57.5 million, or $1.14 per diluted share, for the respective 2001 period.  The annualized return on average assets (ROA) was 1.6% in the second quarter of 2002 compared with 2.2% in the second quarter of 2001. The annualized return on average equity (ROE) for the second quarter of 2002 was 9.3%, compared with 14.6% in the second quarter of 2001.  For the first six months of 2002, ROA was 1.5% and ROE was 8.9% versus 2.4% and 17.8%, respectively, for the comparable prior year period.

The decrease in net income for the second quarter of 2002, as compared with the second quarter of 2001, primarily resulted from a decline in net interest income, and an increase in noninterest expense, partially offset by a decrease in the provision for loan losses.  The decrease in net income for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, resulted primarily from a decline in both net interest income and noninterest income, which was partially offset by a decrease in the provision for loan losses. The decrease in net interest income was caused by a 200 basis points decline in the prime rate from 6.75% at June 30, 2001, to 4.75% at June 30, 2002.  Moreover, we experienced a decrease in our clients’ deposits, which lowered our investable funds.  The major components of net income and changes in these components are summarized in the following table for the three and six months ended June 30, 2002 and 2001, and are discussed in more detail below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2002	2001	2002	2001

Net interest income	$49,073	$69,919	$98,075	$151,655
Provision for loan losses	(3,207)	5,931	219	10,834
Noninterest income	18,854	18,219	35,755	42,094
Noninterest expense	49,018	44,672	92,336	90,825
Minority interest	1,397	713	3,237	1,216
Income before income taxes	23,513	38,248	44,512	93,306
Income tax expense	8,528	14,116	16,167	35,838
Net income	$14,985	$24,132	$28,345	$57,468

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

The following table sets forth average assets, liabilities, minority interest, stockholders’ equity, interest income on a fully taxable-equivalent basis, interest expense, average yields and rates, and the composition of our net interest margin for the three and six months ended June 30, 2002 and 2001, respectively.

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended June 30,
	2002			2001
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

Interest-Earning Assets:
Federal funds sold and securities purchased under agreement to resell (1)	$122,718	$591	1.9%	$600,415	$6,856	4.6%
Investment securities:
Taxable	1,438,209	11,752	3.3	1,459,840	19,612	5.4
Non-taxable (2)	172,165	2,640	6.2	338,137	4,982	5.9
Loans:
Commercial	1,477,767	35,983	9.8	1,466,714	45,013	12.3
Real estate construction and term	104,657	1,931	7.4	83,992	2,499	11.9
Consumer and other	142,890	1,738	4.9	112,893	2,105	7.5
Total loans	1,725,314	39,652	9.2	1,663,599	49,617	12.0
Total interest-earning assets	3,458,406	54,635	6.3	4,061,991	81,067	8.0

Cash and due from banks	185,545			259,684
Allowance for loan losses	(73,641)			(75,675)
Goodwill	97,365			—
Other assets	185,860			195,111
Total assets	$3,853,535			$4,441,111

Funding Sources:
Interest-Bearing Liabilities:
NOW deposits	$40,836	60	0.6	$43,778	97	0.9
Regular money market deposits	289,130	713	1.0	259,021	640	1.0
Bonus money market deposits	611,219	1,528	1.0	757,031	1,878	1.0
Time deposits	608,726	1,861	1.2	813,328	6,789	3.3
Short-term borrowings	41,570	266	2.6	—	—	—
Long-term debt	25,975	210	3.2	—	—	—
Total interest-bearing liabilities	1,617,456	4,638	1.2	1,873,158	9,404	2.0
Portion of noninterest-bearing funding sources	1,840,950			2,188,833
Total funding sources	3,458,406	4,638	0.5	4,061,991	9,404	0.9

Noninterest-Bearing Funding Sources:
Demand deposits	1,480,929			1,772,616
Other liabilities	39,305			62,043
Trust preferred securities (3)	38,657			38,604
Minority interest	27,821			30,205
Stockholders’ equity	649,367			664,485
Portion used to fund interest-earning assets	(1,840,950)			(2,188,833)
Total liabilities, minority interest, and stockholders’ equity	$3,853,535			$4,441,111

Net interest income and margin		$49,997	5.8%		$71,663	7.1%

Total deposits	$3,030,840			$3,645,774

(1)               Includes average interest-bearing deposits in other financial institutions of $0 and $534 for the three months ended June 30, 2002 and 2001, respectively.

(2)               Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2002 and 2001.  The tax equivalent adjustments were $924 and $1,744 for the three months ended June 30, 2002 and 2001, respectively.

(3)               The 8.25% annual distribution to SVB Capital I, which is a special-purpose trust formed for the purpose of issuing the trust preferred securities, is recorded as a component of noninterest expense.

AVERAGE BALANCES, RATES AND YIELDS

	For the six months ended June 30,
	2002			2001
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate

Interest-Earning Assets:
Federal funds sold and securities purchased under agreement to resell (1)	$89,399	$836	1.9%	$845,152	$22,231	5.3%
Investment securities:
Taxable	1,534,423	25,602	3.4	1,593,140	45,553	5.8
Non-taxable (2)	203,342	5,663	5.6	272,822	8,427	6.2
Loans:
Commercial	1,456,858	70,682	9.8	1,466,216	90,995	12.5
Real estate construction and term	103,693	3,844	7.5	93,531	5,300	11.4
Consumer and other	139,243	3,451	5.0	104,536	4,227	8.2
Total loans	1,699,794	77,977	9.3	1,664,283	100,522	12.2
Total interest-earning assets	3,526,958	110,078	6.3	4,375,397	176,733	8.1

Cash and due from banks	197,937			246,851
Allowance for loan losses	(74,015)			(76,953)
Goodwill	96,885			—
Other assets	186,385			194,423
Total assets	$3,934,150			$4,739,718

Funding Sources:
Interest-Bearing Liabilities:
NOW deposits	$43,130	144	0.7	$51,041	225	0.9
Regular money market deposits	314,997	1,547	1.0	288,632	1,773	1.2
Bonus money market deposits	626,209	3,104	1.0	856,492	5,523	1.3
Time deposits	641,047	4,265	1.3	823,455	14,607	3.6
Short-term borrowings	42,506	542	2.6	—	—	—
Long-term debt	25,869	419	3.3	—	—	—
Total interest-bearing liabilities	1,693,758	10,021	1.2	2,019,620	22,128	2.2
Portion of noninterest-bearing funding sources	1,833,200			2,355,777
Total funding sources	3,526,958	10,021	0.6	4,375,397	22,128	1.0

Noninterest-Bearing Funding Sources:
Demand deposits	1,494,112			1,935,807
Other liabilities	37,021			64,015
Trust preferred securities (3)	38,650			38,598
Minority interest	27,865			30,367
Stockholders’ equity	642,744			651,311
Portion used to fund interest-earning assets	(1,833,200)			(2,355,777)
Total liabilities, minority interest, and stockholders’ equity	$3,934,150			$4,739,718

Net interest income and margin		$100,057	5.7%		$154,605	7.1%

Total deposits	$3,119,495			$3,955,427

(1)               Includes average interest-bearing deposits in other financial institutions of $1,225 and $533 for the six months ended June 30, 2002 and 2001, respectively.

(2)               Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2002 and 2001.  The tax equivalent adjustments were $1,982 and $2,950 for the six months ended June 30, 2002 and 2001, respectively.

(3)               The 8.25% annual distribution to SVB Capital I, which is a special-purpose trust formed for the purpose of issuing the trust preferred securities, is recorded as a component of noninterest expense.

Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as “volume change.” Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of simultaneous change attributable to both volumes and rates for the periods indicated.  For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.  Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2002 and 2001.

	2002 Compared to 2001
	Three Months Ended June 30,			Six Months Ended June 30,
	(Decrease) Increase Due to Change in			(Decrease) Increase Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell	$(3,625)	$(2,640)	$(6,265)	$(12,434)	$(8,961)	$(21,395)
Investment securities	(2,811)	(7,391)	(10,202)	(3,616)	(19,099)	(22,715)
Loans	1,805	(11,770)	(9,965)	2,103	(24,648)	(22,545)
Decrease in interest income	(4,631)	(21,801)	(26,432)	(13,947)	(52,708)	(66,655)

Interest expense:
NOW deposits	(6)	(31)	(37)	(32)	(49)	(81)
Regular money market deposits	76	(3)	73	152	(378)	(226)
Bonus money market deposits	(359)	9	(350)	(1,300)	(1,119)	(2,419)
Time deposits	(1,399)	(3,529)	(4,928)	(2,706)	(7,636)	(10,342)
Short-term borrowings	266	—	266	542	—	542
Long-term debt	210	—	210	419	—	419
Decrease in interest expense	(1,212)	(3,554)	(4,766)	(2,925)	(9,182)	(12,107)
Decrease in net interest income	$(3,419)	$(18,247)	$(21,666)	$(11,022)	$(43,526)	$(54,548)

Net interest income, on a fully taxable-equivalent basis, totaled $50.0 million for the second quarter of 2002, a decrease of $21.7 million, or 30.2%, from the $71.7 million total for the second quarter of 2001.  The decrease in net interest income was the result of a $26.4 million, or 32.6%, decrease in interest income, offset by a $4.8 million, or 50.7%, decrease in interest expense over the comparable prior year period.

The $26.4 million decrease in interest income for the second quarter of 2002, as compared to the second quarter of 2001, was the result of a $4.6 million unfavorable volume variance and a $21.8 million unfavorable rate variance. The $4.6 million unfavorable volume variance resulted from a $603.6 million, or 14.9%, decrease in average interest-earning assets over the comparable prior year period. The decrease in average interest-earning assets was primarily centered in highly-liquid federal funds sold and securities purchased under agreement to resell, which decreased $477.7 million, and investment securities which decreased $187.6 million.

Average loans increased $61.7 million, or 3.7%, in the 2002 second quarter as compared to the 2001 second quarter, resulting in a $1.8 million favorable volume variance. We grew our loan portfolio to a record level, in part, by refocusing on attracting middle-market and mature technology and life sciences clients, which are currently under-served by competitors exiting these industry sectors. The loans that contributed to growth in our loan portfolio were not concentrated in any client, industry sector or geographic region. Additionally, new loans continue to be subject to our sound underwriting practices.  We expect further growth in our loan balances to increase our net interest margin since it will shift liquid interest-earning assets from our investment portfolio, which currently yields 3.6%, to loans with yields ranging between approximately 4.9% to 9.8%.

Average investment securities for the second quarter of 2002 decreased $187.6 million, or 10.4%, as compared to the 2001 second quarter, resulting in a $2.8 million unfavorable volume variance. The decrease in average investment securities was primarily centered in non-taxable obligations of states and political subdivisions, which declined $166.0 million. These decreases resulted from a corresponding decrease in our clients’ deposits.  Our clients continue to experience reduced liquidity due to the current slowdown in the capital markets and lower levels of venture capital fund investment.

Average federal funds sold and securities purchased under agreement to resell in the second quarter of 2002 decreased $477.7 million or 79.6% over the comparable prior year period, resulting in an $3.6 million unfavorable volume variance.  We experienced this decline in investable funds due to lower average client deposit balances.

Unfavorable rate variances associated with each component of interest-earning assets combined to decrease interest income by $21.8 million in the second quarter of 2002, as compared to the comparable prior year period.  Short-term market interest rates decreased rapidly throughout 2001. Thus, we earned lower yields in the second quarter of 2002 on federal funds sold and securities purchased under agreements to resell, and our investment securities, a significant portion of which were short-term in nature.  The decrease in short-term market interest rates resulted in a combined $10.0 million unfavorable rate variance as compared with the second quarter of 2001. In the second quarter of 2002, we incurred a $11.8 million unfavorable rate variance associated with our loan portfolio.  The average yield on loans in second quarter 2002 decreased 280 basis points to 9.2% from 12.0% in the respective prior year second quarter. Our investment and loan portfolios are extremely asset sensitive, thus, we expect that any increase in short-term interest rates will be incremental to our earnings.

The yield on average interest-earning assets decreased 170 basis points in the second quarter of 2002 from the comparable prior year period. This decrease primarily resulted from a 200 basis points decline in the prime rate from June 30, 2001 to June 30, 2002, thus, we earned lower yields on each component of our interest-earning assets in the second quarter of 2002.

Total interest expense in the 2002 second quarter decreased $4.8 million from the second quarter of 2001. This decrease was due to a favorable volume variance of $1.2 million and a favorable rate variance of $3.6 million. The favorable rate variance primarily resulted from a reduction in the average rate paid on our time deposit product, from 3.3% in the second quarter 2001 to 1.2% in the second quarter of 2002.

The average cost of funds paid in the second quarter of 2002 was 0.5%, down from 0.9% paid in the second quarter of 2001. The decrease in the average cost of funds was largely due to a decrease of 210 basis points in the average rate paid on our time deposit product, and a 30 basis points decrease on the average rate paid on our NOW deposit product.

Net interest income, on a fully taxable-equivalent basis, totaled $100.1 million for the first half of 2002, a decrease of $54.5 million, or 35.3%, from the $154.6 million total for the first half of 2001.  The decrease in net interest income was the result of a $66.7 million, or 37.7%, decrease in interest income, offset by a $12.1 million, or 54.7%, decrease in interest expense over the comparable prior year period.

The $66.7 million decrease in interest income for the first half of 2002, as compared to the first half of 2001, was the result of a $13.9 million unfavorable volume variance and a $52.7 million unfavorable rate variance. The $13.9 million unfavorable volume variance resulted from a $848.4 million, or 19.4%, decrease in average interest-earning assets over the comparable period in the prior year. The decrease in average interest-earning assets was primarily centered in highly-liquid federal funds sold and securities purchased under agreement to resell, which decreased $755.8 million.

The yield on average interest-earning assets decreased 180 basis points in the first half of 2002 from the comparable prior year period. This decrease primarily resulted from a 200 basis points decline in the prime rate from 6.75% at June 30, 2001 to 4.75% at June 30, 2002, thus, we earned lower yields on each component of our interest-earning assets in the first half of 2002.

Total interest expense in the first half of 2002 decreased $12.1 million from the first half of 2001. This decrease was due to a favorable volume variance of $2.9 million and a favorable rate variance of $9.2 million. The favorable rate variance largely resulted from a reduction in the average rate paid on our time deposit product, from 3.6% in the first half of 2001 to 1.3% in the first half of 2002.

The average cost of funds paid in the first half of 2002 was 0.6%, down from 1.0% paid in the first half of 2001. The decrease in the average cost of funds was largely due to a decrease of 230 basis points in the average rate paid on our time deposit product, and a 30 basis points decrease on the average rate paid on our bonus money market deposit product.

Provision For Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Our provision for loan losses totaled ($3.2) million for the second quarter of 2002, a $9.1 million, or 154.1%, decrease compared to the $5.9 million provision for the second quarter of 2001.  We benefited from $7.8 million in net recoveries, due in large part to recoveries from entertainment loan litigation settlements, during the second quarter of 2002.  The net recovery resulted in a ($3.2) million provision for loan losses for the 2002 second quarter.  The provision for loan losses decreased $10.6 million, or 98.0%, to a total of $0.2 million for the first six months of 2002, versus $10.8 million for the comparable 2001 period.  See “Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the three and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2002	2001	2002	2001

Client investment fees

$

7,774

$

9,246

$

16,412

$

21,036

Corporate finance fees

4,424

679

7,386

949

Letter of credit and foreign exchange income

3,575

2,914

7,352

7,460

Deposit service charges	2,294	1,924	4,530	2,746

Disposition of client warrants

681

2,427

807

6,505

Investment losses

(2,001

)

(1,248

)

(4,598

)

(1,584

)

Other

2,107

2,277

3,866

4,982

Total noninterest income

$

18,854

$

18,219

$

35,755

$

42,094

Noninterest income increased $0.6 million to a total of $18.9 million in the second quarter of 2002, versus $18.2 million in the prior year second quarter. This increase was primarily due to an increase of $3.7 million in corporate finance fees, which was partially offset by a decrease of $1.5 million in client investment fees and a $0.8 million increase in investment losses. Noninterest income totaled $35.8 million for the first six months of 2002, a decrease of $6.3 million, or 15.1%, from $42.1 million in the comparable 2001 period.  This decrease was primarily due to decreases of $5.7 million in disposition of client warrants, $4.6 million in client investment fees, and $3.0 million increase in investment losses.  These decreases were partially offset by a $6.4 million increase in corporate finance fees generated by Alliant.

Client investment fees totaled $7.8 million and $16.4 million for the three and six months ended June 30, 2002, compared to $9.2 million and $21.0 million in the similar prior year period. We offer private label investment and sweep products to clients on which we earn fees ranging from 11 to 107 basis points on the average balance of these products. At June 30, 2002, $8.7 billion in client funds were invested in private label investments and sweep products, including $6.9 billion in the mutual fund products compared to $9.4 billion and $7.2 billion for the comparative prior year periods, respectively. The decrease in client investment fees was a combination of a shift in investment mix and a decline in client balances. In June 1999, we began offering private label investment products in response to high levels of liquidity in our client base. The increase in client liquidity was precipitated by a strong inflow of investment capital into the venture capital community. Beginning in 2002, we commenced a short-term initiative to transfer the private label investment operations from Silicon Valley Bank into a wholly-owned, registered, broker-dealer subsidiary. Upon completion, this action will allow us to provide a more expansive and competitive array of investment products and service to our clients. Initiatives to build the infrastructure to support the broker-dealer entity are underway and expected to be completed this year.  We believe these initiatives will provide us additional future opportunities to compete for additional client funds and grow the private label investment product balances.

Corporate finance fees generated by Alliant, totaled $4.4 million and $7.4 million for the three and six months ended June 30, 2002.  SVB Securities, Inc., generated $0.7 million and $0.9 million in the comparable prior year periods.  The increase in corporate finance fees was primarily due to the acquisition of Alliant on September 28, 2001, which allowed us to generate increased mergers and acquisitions deal flow.  Alliant’s revenues are typically a function of the valuation of their clients’ mergers and acquisitions transactions.  Global political and economic events have depressed valuations of high technology and life sciences corporations.  Consequently, Alliant has not achieved its initial revenue goals.  However, Alliant has met its targets for mergers and acquisitions transaction volumes.  We are witnessing a rebound in Alliant’s business as evidenced by an increase in revenues from $3.0 million in the 2002 first quarter to $4.4 million in the 2002 second quarter.  Based on current engagement pipeline we expect Alliant to experience continued revenue growth.

Letter of credit fees, foreign exchange fees, and other trade finance income totaled $3.6 million in the second quarter of 2002, an increase of $0.7 million, or 22.7%, from the $2.9 million earned in the second quarter of 2001.  For the first six months of 2002, letter of credit fees, foreign exchange fees, and other trade finance income totaled $7.4 million, relatively unchanged from the comparable prior year period.  The increase in the second quarter of 2002 as compared to the 2001 second quarter reflects an increase in the volume of client foreign exchange transactions during the second quarter of 2002 versus the comparable prior year period.

Deposit service charges totaled $2.3 million for the second quarter of 2002, an increase of $0.4 million from the comparable period in 2001.  For the first six months of 2002 and 2001, deposit service charges totaled $4.5 million and $2.7 million, respectively.  Clients compensate us for depository services either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by us as deposit service charges income. Clients earned lower credits in the three and six months ended June 30, 2002 compared to the respective prior year periods due to lower average client deposit balances and lower market interest rates. As such, our clients had fewer credits to offset explicit deposit service charges.  Thus, we earned higher explicit deposit service charges in the three and six months ended June 30, 2002.

Due to reduced client initial public offering and merger and acquisition activities, the income from disposition of client warrants totaled $0.7 million and $0.8 million for the three and six months ended June 30, 2002, compared to $2.4 million and $6.5 million for the respective 2001 periods.  We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan pricing, covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of warrant related income with any degree of accuracy and it is likely to vary materially from period to period.

We incurred $2.0 million and $4.6 million in losses on investment securities during the three and six months ended June 30, 2002, primarily related to the write-down of certain venture capital fund and direct equity investments. Excluding the impact of minority interest, the net write-downs of our equity securities totaled $1.1 million in the second quarter of 2002 and $2.4 million in the first half of 2002.  Based on current market conditions and our analysis of our equity portfolio, which includes private equity and venture capital fund investments, we expect the level of investment securities’ losses to decrease in the remaining quarters of 2002.

Other noninterest income largely consists of service-based fee income, which decreased $0.2 million, or 7.5%, to $2.1 million in the second quarter of 2002 from $2.3 million in the second quarter of 2001.  For the six months ended June 30, 2002, other noninterest income decreased $1.1 million, or 22.4%, to $3.9 million from $5.0 million in the comparable prior year period.  This decrease in other noninterest income was primarily due to the elimination of supply chain service operations in late 2001.  Income from supply chain services was $0.9 million and $1.7 million for the three and six months ended June 30, 2001, respectively.

Noninterest Expense

Noninterest expense in the second quarter of 2002 totaled $49.0 million, a $4.3 million, or 9.7%, increase from the $44.7 million incurred in the comparable prior year period. Noninterest expense totaled $92.3 million for the first six months of 2002, an increase of $1.5 million, or 1.7%, from the $90.8 million incurred in the comparable prior year period.  We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of adjusted noninterest expense by adjusted revenues.  Noninterest expense is adjusted to exclude costs associated with amortization of investments in tax credit funds, minority interest, and retention and warrant incentive plans.  Revenues are adjusted to exclude income associated with minority interest, the disposition of client warrants, and gains or losses related to investment securities.  This ratio reflects the level of operating expense required to generate $1 of operating revenue. Our efficiency ratio was 68.8% for the second quarter of 2002, compared to 49.5% for the second quarter of 2001.  Our efficiency ratio for the first six months of 2002 was 65.4%, compared to 46.5% for the comparable 2001 period. The following table presents the detail of noninterest expense and the incremental contribution of each expense line item to our efficiency ratio:

	Three Months Ended June 30,
	2002		2001
(Dollars in thousands)	Amount	Percent of Adjusted Revenues	Amount	Percent of Adjusted Revenues

Compensation and benefits	$28,821	41.6%	$22,034	25.4%
Net occupancy	6,433	9.3	3,870	4.5
Professional services	4,367	6.3	6,113	7.0
Business development and travel	1,933	2.8	2,419	2.8
Furniture and equipment	1,571	2.3	2,774	3.2
Postage and supplies	792	1.1	844	1.0
Trust preferred securities distributions	746	1.1	825	1.0
Telephone	701	1.0	1,061	1.2
Advertising and promotion	65	0.1	809	0.9
Other	2,748	4.0	2,762	3.1
Expenses incurred by minority interests	(537)	(0.8)	(523)	(0.6)
Total, excluding, investments in tax credit funds amortization, minority interest, and retention and warrant incentive plans	47,640	68.8%	42,988	49.5%
Tax credit funds amortization	836		743
Expenses incurred by minority interests	537		523
Retention and warrant incentive plans	5		418
Total noninterest expense	$49,018		$44,672

	Six Months Ended June 30,
	2002		2001
(Dollars in thousands)	Amount	Percent of Adjusted Revenues	Amount	Percent of Adjusted Revenues

Compensation and benefits	$53,749	39.1%	$44,866	23.8%
Net occupancy	10,951	8.0	7,593	4.0
Professional services	7,403	5.4	11,653	6.2
Business development and travel	4,056	2.9	5,393	2.9
Furniture and equipment	3,667	2.7	5,185	2.8
Telephone	1,602	1.2	1,919	1.0
Postage and supplies	1,575	1.1	1,857	1.0
Trust preferred securities distributions	1,571	1.1	1,650	0.9
Advertising and promotion	640	0.5	1,837	1.0
Other	5,831	4.2	7,031	3.6
Expenses incurred by minority interests	(1,081)	(0.8)	(1,320)	(0.7)
Total, excluding, investments in tax credit funds amortization, minority interest, and retention and warrant incentive plans	89,964	65.4%	87,664	46.5%
Tax credit funds amortization	1,286		1,023
Expenses incurred by minority interests	1,081		1,320
Retention and warrant incentive plans	5		818
Total noninterest expense	$92,336		$90,825

Compensation and benefits expenses totaled $28.8 million in the second quarter of 2002, a $6.8  million, or 30.8%, increase from the $22.0 million incurred in the second quarter of 2001.  For the first six months of 2002, compensation and benefits expenses totaled $53.7 million, an increase of $8.9 million, or 19.8%, compared to $44.9 million for the comparable 2001 period.  We experienced an increase in compensation and benefits for the following four reasons.  First, we completed a strategic realignment of some of our business activities in the second quarter of 2002, which resulted in severance expense of $1.1 million.  Second, we accrued $3.2 million in incentive compensation related to our target earnings levels being achieved.  Third, we incurred expense of $0.7 million related to Alliant incentive compensation.  Under the provisions of the Alliant purchase agreement, Alliant employees are compensated with a fixed percentage of Alliant gross revenues.  Finally, average FTE personnel was 988 for the three and six months ended June 30, 2002 compared to 965 for the respective prior year periods. The increase in FTE personnel was primarily due to conversion of certain consultants to permanent employees status and our efforts to build an infrastructure sufficient to support our business activities and regulatory requirements. We are continuing our specific measures to control the number of FTE personnel during 2002 due to the current economic slowdown in our marketplace.

Occupancy, furniture, and equipment expenses totaled $8.0 million in the second quarter of 2002, an increase of $1.4 million, or 20.5%, compared to $6.6 million incurred in the second quarter of 2001.  Occupancy, furniture, and equipment expenses totaled $14.6 million and $12.8 million for the six months ended June 30, 2002 and 2001, respectively.  In the 2002 second quarter we recorded a $2.0 million write-off of future lease payments on excess premises, which resulted from the aforementioned strategic business activity realignment. This increase was also related to incremental costs associated with the addition of regional offices in the San Francisco Bay Area, which were opened in the latter half of 2001.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our board of directors, totaled $4.4 million in the second quarter of 2002, a $1.7 million, or 28.6% decrease from the $6.1 million incurred in the second quarter of 2001.  For the first six months of 2002, professional services expenses totaled $7.4 million a decrease of $4.3 million, or 36.5%, compared to $11.7 for the comparable 2001 period.  The decrease in professional services primarily related to a reduction in the number of business initiatives supported by consultants.  Professional fees included $0.8 million related to entertainment loan recoveries litigation in the 2002 second quarter.

Business development and travel expenses totaled $1.9 million and $4.1 million for the three and six months ended June 30, 2002, a decrease of $0.5 million, or 20.1%, and $1.3 million, or 24.8%, compared to $2.4 million and $5.4 million in the comparable 2001 periods. The decrease in business development and travel expenses was largely attributable to our efforts to control noninterest expense.

Trust preferred securities distributions totaled $0.7 million and $1.6 million for the three and six months ended June 30, 2002 and 2001, and resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years. On June 3, 2002, the Company entered into a derivative agreement with a notional amount of $40.0 million. The agreement hedges against the risk of changes in fair value associated with the Company’s $40.0 million, fixed rate, Trust Preferred Securities.   The terms of the agreement provide for quarterly receipt of 8.25% fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount.  The derivative agreement provided a $0.1 million decrease in trust preferred security distributions expense in the 2002 second quarter.  We expect this hedge to provide a greater reduction of the cost of our trust preferred securities in the 2002 third quarter.

Advertising and promotion expenses totaled $0.1 million and $0.6 million for the three and six months ended June 30, 2002, a decrease of $0.7 million, or 92.0%, and $1.2 million, or 65.2%, compared to $0.8 million and $1.8 million in the comparable 2001 periods.  Additionally, postage and supplies expenses decreased by $0.1 million, or 6.2% from the prior year second quarter. These decreases were largely attributable to our efforts to control noninterest expense.

Other noninterest expense totaled $2.7 million and $5.8 million for the three and six months ended June 30, 2002, a decrease of $0.01 million, or 0.5%, and a decrease of $1.2 million, or 17.1%, compared to $2.8 million and $7.0 million for the respective 2001 period. The decrease for the six months ended June 30, 2002, as compared to the prior year period was primarily due to an operational loss of $2.2 million incurred in the first quarter of 2001, which was recovered in the 2001 third quarter.

Minority Interest

The minority interest share of losses related to SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. totaled $1.4 million and $3.2 million for the three and six months ended June 30, 2002, an increase of $0.7 million or 95.9%, and $2.0 million, or 166.2%, compared to $0.7 million and $1.2 million for the respective 2001 periods. The increase in minority interest losses was primarily due to write-downs of investment securities held by these limited partnerships.

Income Taxes

Our effective tax rate was 36.3% for the second quarter and first half of 2002, compared to 36.9%  and 38.4% for the three and six months ended June 30, 2001, respectively.  The change in rate was primarily due to an increase in items giving rise to permanent tax benefits.

Financial Condition

Our total assets were $3.8 billion at June 30, 2002, a decrease of $340.3 million, or 8.2%, compared to $4.2 billion at December 31, 2001. This decrease was primarily concentrated in investment securities, which decreased by $372.5 million, or 20.3%.  This decrease was partially offset by a $101.8 million increase in loans, net of unearned income.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled $154.9 million at June 30, 2002, a decrease of $57.3 million, or 27.0%, compared to the $212.2 million outstanding at the prior year end. This decrease was attributable to reduced investable funds as a result of a decline in our clients’ deposit balances.

Investment Securities

Investment securities totaled $1.5 billion at June 30, 2002, a decrease of $372.5 million, or 20.3%, from December 31, 2001. This decrease resulted from a decline in our deposits during the first six months of 2002 and primarily consisted of U.S. agency securities.

Based on June 30, 2002 market valuations, we had potential pre-tax warrant gains totaling $2.1 million related to 18 companies. We are restricted from exercising many of these warrants until later in 2002. As of June 30, 2002, we held 1,770 warrants in 1,316 companies, and had made investments in 242 venture capital funds, and direct equity investments in 44 companies, many of which are private. Thus, for those companies for which a readily determinable market value cannot be obtained, we value those equity instruments at cost less any identified impairment. Additionally, we are typically contractually precluded from taking steps to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

Loans

Loans, net of unearned income, at June 30, 2002, totaled $1.9 billion, an increase of $101.8 million compared to the balance at December 31, 2001. We continue to increase the number of client lending relationships in most of our technology and life sciences niche practices as well as in specialized lending products. The loans that contributed to growth in our loan portfolio were not concentrated in any client, industry sector or geographic region. Additionally, new loans continue to be subject to our sound underwriting practices.

Credit Quality and the Allowance for Loan Losses

For a description of the accounting policies related to the allowance for loan losses, see Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations -Critical Accounting Policies and Item 8. - Note 1 to the Consolidated Financial Statements - Significant Accounting Policies - Loans - Allowance for Loan Losses, filed on Form 10-K with the Securities and Exchange Commission on March 19, 2002.

The allowance for loan losses is established through a provision for loan losses charged to expense. Our allowance for loan loss is established for loan losses not yet recognized. At June 30, 2002, we consider our allowance for loan losses our best estimate of losses inherent in the loan portfolio using the historical loan loss experience and our perception of variables potentially leading to deviation from the historical loss experience.

The allowance for loan losses totaled $76.0 million at June 30, 2002, an increase of $3.6 million, or 5.0% compared to $72.4 million at December 31, 2001.

We incurred $8.2 million and $14.8 million in gross charge-offs during the three and six months ended June 30, 2002, respectively.  We realized $16.0 million and $18.2 million in gross recoveries during the three and six months ended June 30, 2002, respectively. Gross charge-offs for the 2002 second quarter included two commercial credits totaling $2.3 million in our communications and electronics practice.  Our recoveries in the 2002 second quarter primarily related to entertainment loans.  We have settled law suits for the collection of four of the five entertainment loans, which were charged-off in 2000 and 2001.  The most recent entertainment loan recovery was completed subsequent to June 30, 2002.

We believe our allowance for loan losses is adequate but not excessive as of June 30, 2002. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	June 30, 2002	December 31, 2001

Nonperforming assets:

Loans past due 90 days or more

$

281

$

1,000

Nonaccrual loans

19,167

17,307

Total nonperforming assets	$19,448	$18,307

Nonperforming loans as a percentage of total gross loans	1.0%	1.0%

Nonperforming assets as a percentage of total assets

0.5

%

0.4

%

Allowance for loan losses:	$76,000	$72,375
As a percentage of total gross loans	4.0%	4.1%
As a percentage of nonaccrual loans	396.5%	418.2%
As a percentage of nonperforming loans	390.8%	395.3%

Nonperforming loans totaled $19.4 million, or 1.0% of total gross loans, at June 30, 2002, an increase of $1.1 million, or 6.2%, from the prior year-end total of $18.3 million, or 1.0% of total gross loans.

In addition to the loans disclosed in the foregoing analysis, we have identified six loans totaling $15.9 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming.  One of the six loans has an $8 million outstanding to a well-publicized, public, California-based software company. The borrower has publicly announced that it may have overstated revenues by as much as $100 million over the past three years.  We believe this announcement in conjunction with other potentially suspicious activities may jeopardize full repayment of our loan.  We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Deposits

Total deposits were $3.0 billion at June 30, 2002, a decrease of $387.8 million, or 11.5%, from the prior year-end total of $3.4 billion. A significant portion of the decrease in deposits during the first six months of 2002 was concentrated in our noninterest-bearing demand deposits and time deposits, which decreased $204.7 million and $105.6 million, respectively.  This overall decrease was explained by a slowdown in the capital markets and venture capital fundings which has reduced our clients’ liquidity levels.

Market Risk Management

Interest rate risk is the most significant market risk impacting us. Our monitoring activities related to managing interest rate risk include both interest rate sensitivity “gap” analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as our market value of portfolio equity (MVPE). See our 2001 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2001. There have been no changes in the assumptions used by us in monitoring interest rate risk as of June 30, 2002. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk and equity price risk. The impact on us resulting from these latter two market risks is not considered significant and no separate quantitative information concerning market rate and price exposure is presented herein. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At June 30, 2002, the Bank’s ratio of liquid assets to total deposits was 40.9%. This ratio is well in excess of our minimum policy guidelines and was lower than the comparable ratio of 48.3% as of December 31, 2001. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of June 30, 2002, we were in compliance with all of these policy measures.

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

As of June 30, 2002, we repurchased 272,500 shares of common stock totaling $8.3 million in conjunction with the $50.0 million share repurchase program authorized by our Board of Directors on March 21, 2002. We intend to continue to repurchase shares under the program, from time to time, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well capitalized financial institution.

During 2001, we completed the share repurchase program authorized by the Board of Directors on April 5, 2001, which resulted in the repurchase of 4.5 million shares of common stock for an aggregate purchase price of $99.9 million.

Stockholders’ equity totaled $658.8 million at June 30, 2002, an increase of $31.3 million, or 5.0%, from the $627.5 million balance at December 31, 2001. This increase was primarily due to net income of $28.3 million for the six months ended June 30, 2002.  We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of June 30, 2002.

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

Both Silicon Valley Bancshares and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of June 30, 2002, and December 31, 2001. Capital ratios for Silicon Valley Bancshares are set forth below:

	June 30, 2002	December 31, 2001

Silicon Valley Bancshares:
Total risk-based capital ratio	18.9%	17.2%
Tier 1 risk-based capital ratio	17.6%	15.9%
Tier 1 leverage ratio	15.7%	14.8%

The increase in the total risk-based capital ratio and the Tier 1 risk-based capital ratio from December 31, 2001 to June 30, 2002 was primarily attributable to an increase in Tier 1 capital of $25.2 million. This increase was primarily due to net income of $28.3 million earned in the first six months of 2002.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at June 30, 2002, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 18, 2002. Each of the persons named in the Proxy Statement as a nominee for director was elected; the amendment to the Company’s 1997 Equity Incentive Plan; and the appointment of KPMG LLP as the Company’s independent auditors for 2002 was ratified. The following are the voting results on each of these matters:

Election of Directors	In Favor	Withheld

Gary K. Barr	41,775,894	628,628
James F. Burns, Jr.	41,950,253	454,269
John C. Dean	41,856,758	547,764
G. Felda Hardymon	41,769,502	635,020
Alex W. Hart	41,882,102	522,420
Stephen E. Jackson	41,999,502	405,020
James R. Porter	41,998,057	406,465
Michela K. Rodeno	41,770,316	634,206
Kenneth P. Wilcox	34,206,618	8,197,904

Other Matters	In Favor	Opposed	Abstained

The amendment to the Company’s 1997 Equity Incentive Plan to reserve an additional 1,500,000 shares of common stock for issuance thereunder was approved.	36,641,941	5,666,031	96,550

Ratification of the appointment of KPMG LLP as the Company’s independent auditors for 2002.	40,906,201	1,445,880	52,441

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits:

99.1 Certification under Section 906 of the Sarbanes-Oxley Act  of 2002.

(b)                       Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON VALLEY BANCSHARES

Date: August 13, 2002	/s/ Donal D. Delaney
Donal D. Delaney
Controller
(Principal Accounting Officer)