Form 10-Q
period 2002-09-30
SILICON VALLEY BANCSHARES
filed 2002-11-14
CIK 719739

As filed with the Securities and Exchange Commission on November 13, 2002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Yes  ☒  No ☐

At October 31, 2002, 42,830,604 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	September 30, 2002	December 31, 2001

Assets:
Cash and due from banks	$178,459	$228,318
Federal funds sold and securities purchased under agreement to resell	355,573	212,214
Investment securities	1,322,999	1,833,162
Loans, net of unearned income	1,885,707	1,767,038
Allowance for loan losses	(73,800)	(72,375)

Net loans

1,811,907

1,694,663

Premises and equipment

19,380

21,719

Goodwill

98,638

96,380

Accrued interest receivable and other assets	76,643	85,621
Total assets	$3,863,599	$4,172,077

Liabilities, Minority Interest, and Stockholders’ Equity:
Liabilities:
Deposits:

Noninterest-bearing demand

$

1,639,096

$

1,737,663

NOW	18,311	25,401
Money market	859,674	894,949
Time	578,309	722,964
Total deposits	3,095,390	3,380,977
Short-term borrowings	9,058	41,203
Other liabilities	47,632	29,781
Long-term debt	17,256	25,685
Total liabilities	3,169,336	3,477,646

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	39,491	38,641
Minority interest	32,468	28,275
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 42,972,104 and 45,390,007 shares outstanding at September 30, 2002 and December 31, 2001, respectively	43	45
Additional paid-in capital	143,897	196,143
Retained earnings	464,693	423,252
Unearned compensation	(938)	(1,600)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	14,609	9,675
Total stockholders’ equity	622,304	627,515
Total liabilities, minority interest, and stockholders’ equity	$3,863,599	$4,172,077

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended		For the nine months ended
(Dollars in thousands, except per share amounts)	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Interest income:
Loans	$39,382	$44,583	$117,359	$145,105
Investment securities	11,877	20,875	41,160	71,905
Federal funds sold and securities purchased under agreement to resell	1,251	2,987	2,087	25,218
Total interest income	52,510	68,445	160,606	242,228
Interest expense:
Deposits	3,848	8,552	12,908	30,680
Other borrowings	476	—	1,437	—
Total Interest Expense	4,324	8,552	14,345	30,680

Net interest income	48,186	59,893	146,261	211,548
Provision for loan losses	2,630	5,890	2,849	16,724

Net interest income after provision for loan losses	45,556	54,003	143,412	194,824
Noninterest income:
Client investment fees	7,416	10,699	23,828	31,735
Letter of credit and foreign exchange income	4,354	2,709	11,706	10,169
Corporate finance fees	1,176	113	8,562	1,062
Deposit service charges	2,253	1,550	6,783	4,296
Disposition of client warrants	443	350	1,250	6,855
Investment losses	(2,063)	(2,365)	(6,661)	(3,949)
Other	2,684	3,930	6,550	8,912
Total noninterest income	16,263	16,986	52,018	59,080
Noninterest expense:
Compensation and benefits	27,246	21,053	80,995	65,919
Net occupancy	4,459	3,987	15,410	11,580
Professional services	4,613	6,572	12,016	18,225
Furniture and equipment	2,316	4,287	5,983	9,472
Business development and travel	1,872	2,280	5,928	7,673
Telephone	766	1,058	2,368	2,977
Postage and supplies	678	1,078	2,253	2,935
Trust preferred securities distributions	334	825	1,905	2,475
Advertising and promotion	242	546	882	2,383
Retention and warrant incentive plans	(511)	69	(506)	887
Other	4,083	1,667	11,200	9,721
Total noninterest expense	46,098	43,422	138,434	134,247
Minority interest	2,300	2,224	5,537	3,440
Income before income tax expense	18,021	29,791	62,533	123,097
Income tax expense	4,925	11,189	21,092	47,027
Net income	$13,096	$18,602	$41,441	$76,070
Basic earnings per share	$0.30	$0.39	$0.92	$1.57
Diluted earnings per share	$0.29	$0.38	$0.90	$1.52

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income	$13,096	$18,602	$41,441	$76,070

Other comprehensive income, net of tax:
Change in unrealized gains on available-for-sale investments	3,056	7,029	5,762	13,049
Reclassification adjustment for (gains) losses included in net income	(322)	1,258	(828)	(1,796)
Other comprehensive income	2,734	8,287	4,934	11,253
Comprehensive income	$15,830	$26,889	$46,375	$87,323

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
(Dollars in thousands)	2002	2001

Cash flows from operating activities:
Net income	$41,441	$76,070
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses

2,849

16,724

Minority interest	(5,537)	(3,440)
Depreciation and amortization	5,277	5,632
Net loss on available for sale securities	6,661	3,949
Net gains on disposition of client warrants	(1,250)	(6,855)
Decrease in accrued interest receivable	4,615	16,474
Decrease in inventory	—	16,023
Decrease (increase) in prepaid expenses	78	(892)
Decrease in taxes receivable	12,856	15,149
Decrease in unearned income	573	3,086
Increase (decrease) in accrued retention, warrant, and other incentive plans	3,491	(29,948)
Other, net	4,211	(1,599)
Net cash provided by operating activities	75,265	110,373

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	2,523,476	1,259,994
Proceeds from sales of investment securities	24,406	8,821
Purchases of investment securities	(2,034,120)	(982,197)
Net increase in loans	(141,745)	(41,502)
Proceeds from recoveries of charged-off loans	21,079	12,222
Payment for acquisition	—	(30,000)
Purchases of premises and equipment	(2,938)	(9,381)
Net cash provided by investing activities	390,158	217,957

Cash flows from financing activities:
Net decrease in deposits	(285,587)	(1,553,177)
Decrease in short-term borrowings	(32,145)	—
Decrease in long-term debt	(8,429)	—
Proceeds from issuance of common stock, net of issuance costs	8,169	11,604
Repurchase of common stock	(63,661)	(52,477)
Capital contributions from minority interest participants	9,730	2,929
Net cash used by financing activities	(371,923)	(1,591,121)

Net increase (decrease) in cash and cash equivalents	93,500	(1,262,791)
Cash and cash equivalents at January 1,	440,532	1,722,366
Cash and cash equivalents at September 30,	$534,032	$459,575

Supplemental disclosures:
Interest paid	$14,716	$30,827
Income taxes paid	$6,799	$32,979
Noncash financing activities:
Fair value of net assets acquired	$—	$978
Short-term borrowings	$—	$40,937
Long-term debt	$—	$25,475

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the “Company”) conform with accounting principles generally accepted in the United States of America, rule 10-01 of regulation S-X, and prevailing practices within the banking industry.  Certain reclassifications have been made to the Company’s 2001 interim Consolidated Financial Statements to conform to the 2002 presentations. Such reclassifications had no material effect on the results of operations or stockholders’ equity. The following is a summary of the significant accounting and reporting policies used in preparing the interim Consolidated Financial Statements.

Nature of Operations

Silicon Valley Bancshares is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”), a California-chartered bank, founded in 1983, and headquarters in Santa Clara, California.  The Bank serves more than 9,500 clients across the country, through 27 regional offices.  The Bank has 11 offices throughout California and operates regional offices across the country, including Arizona, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington.  The Bank serves emerging growth and mature companies in the technology and life sciences markets, as well as other targeted industries.  Through its focus on specialized markets and extensive knowledge of the people and business issues driving them, Silicon Valley Bank provides a level of service and partnership that measurably impacts its clients’ success.  Substantially all of the assets, liabilities, and earnings of the Company relate to its investment in the Bank.  Additionally, the Bank provides merger and acquisition services through its wholly-owned subsidiary, Alliant Partners (“Alliant”.)

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

Interim Consolidated Financial Statements

In the opinion of Management, the interim Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s consolidated financial position at September 30, 2002, the interim results of its operations for the three and nine months ended September 30, 2002 and September 30, 2001, and interim cash flow for the nine months ended September 30, 2002 and September 30, 2001. The December 31, 2001 Consolidated Balance Sheet was derived from audited financial statements.  Certain information and footnote disclosures, normally presented therein, were prepared in accordance with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry, have been omitted from this report.  The results of operations for the three and nine months ended September 30, 2002, may not necessarily be indicative of the Company’s operating results for the full year.  The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K filed with the SEC on March 19, 2002.

Basis of Financial Statement Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry, requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and the results of operations for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to possible change relates to the determination of the allowance for loan losses.

Cash and Cash Equivalents

Cash and cash equivalents as reported in the interim Consolidated Statements of Cash Flows include cash on hand, cash balances due from banks, federal funds sold, and securities purchased under agreement to resell. The cash equivalents are readily convertible to known amounts of cash and present an insignificant risk of changes in value due to maturity dates of 90 days or less.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell as reported in the Consolidated Balance Sheets include interest-bearing deposits in other financial institutions of $0.6 and $2.9 million at September 30, 2002 and December 31, 2001, respectively.

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

Securities acquired with the ability and positive intent to hold to maturity are classified as held-to-maturity and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate. Unrealized losses on held-to-maturity securities become realized and are charged against earnings when it is determined that an other-

than-temporary decline in value has occurred. The Company has not classified any investments as held-to-maturity as of September 30, 2002 and December 31, 2001.

The amortization of premiums and the accretion of discounts are included in interest income over the contractual terms of the underlying investment securities using the interest method or the straight-line method, if not materially different. Gains and losses realized upon the sale of investment securities are computed on the specific identification method.

Securities acquired and held principally for the purpose of sale in the near term are classified as trading and are accounted for at fair value. Unrealized gains and losses resulting from fair value adjustments on trading securities, as well as gains and losses realized upon the sale of investment securities, are included in noninterest income. The Company has not classified any investments as trading as of September 30, 2002 and December 31, 2001.

Marketable Equity Securities

Investments in marketable equity securities include warrants for shares of publicly-traded companies and investments in shares of publicly-traded companies.  Marketable warrant and equity securities totaled $0.9 million at September 30, 2002 and $2.3 million at December 31, 2001.  These marketable equity instruments are classified as available-for-sale and are accounted for at fair value.  The Company recognized gains from disposition of client warrants in its consolidated statements of income of $1.3 million in the nine months ended September 30, 2002 and $8.5 million in 2001.  Equity securities in the Company’s warrant, direct equity and venture capital fund portfolios generally become marketable when a portfolio company completes an initial public offering on a publicly-reported market, or is acquired by a publicly-traded company.

Unrealized gains or losses on warrant and equity investment securities are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by Statement of Financial Accounting Standard (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.” Generally, a readily determinable fair value of a security can initially be ascertained upon a) an initial public offering or b) a merger or acquisition of the portfolio company by a publicly-traded company.

a)                          Unrealized gains or losses after applicable taxes, on available-for-sale equity securities, which result from initial public offerings, are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. The Company is often contractually restricted from selling equity securities for up to six months subsequent to the portfolio company’s initial public offering. Gains or losses on these marketable equity instruments are recorded in the Company’s consolidated statements of income in the period the underlying securities are sold to a third party.

b)                         Gains or losses on marketable warrant and equity investment securities, which result from an investment portfolio company being acquired by a publicly-traded company, are marked to market on the acquisition date.  The resulting gains or losses are recognized into income on that date, in accordance with Emerging Issues Task Force, Issue No. 91-5, “Nonmonetary Exchange of Cost-method Investments.” Further fluctuations in the market value of these marketable equity instruments, prior to eventual sale, are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. Upon the sale of these equity securities, gains and losses, which is measured from the acquisition price, are realized in the Company’s consolidated statements of income in the period the underlying securities are sold to a third party.

Notwithstanding the foregoing, a decline in the fair value of any of these marketable equity instruments, which is considered other than temporary, is recorded in the Company’s consolidated statements of income in the period the impairment occurs.

The Company is typically contractually precluded from taking steps to secure the current unrealized gains associated with many of the Company’s marketable equity instruments. Hence, the amount of income the Company realizes from these equity instruments in future periods may vary materially from the current unrealized amount of $0.7 million, due to fluctuations in the market prices of the underlying common stock of these portfolio companies.

Non-Marketable Equity Securities

The Company invests in non-marketable equity securities in several ways:

•                  Through the exercise of warrants obtained in the normal course of lending;

•                  By direct purchases of preferred or common stock in privately-held companies;

•                  By capital contributions to venture capital funds, which in turn, make investments in preferred or common stock of privately held companies;

•                  Through the Company’s venture capital fund, Silicon Valley BancVentures, L.P., which makes investments in preferred or common stock of privately held companies; and

•                  Through the Company’s ‘fund of funds’, SVB Strategic Investors Fund, L.P., which makes investments in venture capital funds, which in turn, make investments in preferred or common stock of privately held companies.

Unexercised warrant securities are recorded at a nominal value on the Company’s consolidated balance sheets. They are carried at this value until they become marketable or expire.

A summary of the Company’s accounting policies for other non-marketable equity securities is presented in the following table.  A complete description of the accounting follows the table.

	Direct Investment	Venture Capital Fund Investment
Wholly-owned by Silicon Valley Bancshares	Cost Basis Less Identified Impairment, If Any	Cost Recovery Less Identified Impairment, If Any

Owned through Silicon Valley BancVentures, L.P. and SVB Strategic Investors Fund, L.P.	Investment Accounting, Adjust To Fair Value On A Quarterly Basis Through The Statement Of Income	Investment Accounting, Adjust To Fair Value On A Quarterly Basis Through The Statement Of Income

Non-marketable venture capital fund investments and other private equity investments, held by the Company, excluding investments held through SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., totaled $32.3 million at September 30, 2002 and $30.8 million at December 31, 2001.  The Company records these investments, on a cost basis less any identified impairment.  The investments consist of stock in private companies that are not traded on a public market or investments in venture capital funds, which in turn, make investments in stock of private companies that are not traded on a public market and are subject to restrictions on resale.  In addition, the venture capital funds may hold, in part, investments in publicly-traded securities.  These stocks may be subject to selling restrictions and limitations or held in escrow.

The values of non-marketable venture capital fund and other private equity investment securities are reviewed by the Company, on a quarterly basis, giving consideration to the prices of issuers’ securities, operating results, financial conditions, recent sales and other pertinent information.  A decline in the fair value of these non-marketable equity instruments, which is considered other than temporary, is recorded in the Company’s consolidated statements of income in the period the impairment occurs.  Any estimated loss is recorded in noninterest income as a loss from equity securities along with income recognized on similar assets, if any.  Venture capital fund limited partner investments are reported under the cost method as the Company’s interests are considered minor, in that the Company own less than 5%, and have no influence over the related venture capital fund’s operating and financial policies.  The Company’s cost basis in each venture capital fund investment is reduced by distributions from each respective fund, until the cost basis is fully recovered.  Distributions from each venture capital fund limited partner investment in excess of its cost basis are recognized as investment gains in noninterest income.  The valuation of the Company’s non-marketable venture capital fund investments and other private equity investments included in the Company’s interim consolidated financial statements at September 30, 2002, represents the Company’s best interpretation of the underlying equity securities performance at this time.  The Company may also have risk associated with its concentration of investments in certain geographic areas and certain industries.

Investments held by Silicon Valley BancVentures, L.P. totaled $9.7 million at September 30, 2002 and $5.1 million at December 31, 2001, and are recorded using investment accounting rules.  The investments consist of stock in private companies that are not traded on a public market and are subject to restrictions on resale.  These investments are carried at estimated fair value determined by the general partner after giving consideration to the prices of issuers’ securities, operating results, financial conditions, recent sales, and other pertinent information.  The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by the Company and has an ownership interest of 10.7% in Silicon Valley BancVentures, L.P.  Any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in the Company’s consolidated statements of income.  Because of the inherent uncertainty of valuations, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Silicon Valley BancVentures, L.P. may also have risk associated with its concentration of investments in certain geographic areas and certain industries.  The valuation of investments held by Silicon Valley BancVentures, L.P. included in the Company’s financial statements at September 30, 2002, represents the Company’s best interpretation of the underlying equity securities performance at this time.

SVB Strategic Investors Fund, L.P. held a portfolio of investments in venture capital fund limited partnership investments totaling $20.7 million at September 30, 2002 and $16.5 million at December 31, 2001, which are recorded using investment accounting rules, based on the percentage of SVB Strategic Investors Fund, L.P.’s interest in the total fair market value of the venture capital fund investments.  The general partner, SVB Strategic Investors, LLC, is owned and controlled by the Company, and has an ownership interest of 11.1% in SVB Strategic Investors Fund, L.P.  The portfolio of investments includes venture capital partnerships that hold investments in private companies, which are not currently traded in a public market and are subject to restrictions on resale.  In addition, the venture capital partnerships may hold, in part, investments in publicly-traded securities.  These stocks may be subject to selling restrictions and limitations or held in escrow.  These publicly-traded securities are valued by the general partners of the partnerships, in which SVB Strategic Investors Fund, L.P. invested, and may be discounted from market prices.  SVB Strategic Investors, LLC generally utilizes the valuations assigned to the portfolio venture capital fund investments by the partnership’s general partners.  These portfolio investments are carried by their venture capital partnerships at estimated fair value as determined by their general partner after giving consideration to the prices of issuers’ securities, operating results, financial conditions, recent sales, and other pertinent information.  Any gains or losses resulting from changes in the estimated fair value of the portfolio investments are recorded as investment gains or losses on the Company’s consolidated statements of income.  Because of the uncertainty of valuations, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  The partnerships may also have risk associated with its concentration of investments in certain geographic areas and certain industries.  The valuation of investments held by SVB Strategic Investors Fund, L.P. included in the Company’s financial statements at September 30, 2002, represents the Company’s best interpretation of the underlying equity securities performance at this time.

Summary financial data related to the Company’s non-marketable equity securities at September 30, 2002 are presented in Note 4 to the Consolidated Financial Statements – Investment Securities.

The Company considers its marketable and non-marketable warrant, equity and venture capital fund investment securities accounting policies to be critical, as the timing and amount of income, if any, from these instruments, typically depend upon factors beyond the company’s control. These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on the company’s ability to sell the underlying securities.  Therefore, the Company cannot predict future gains with any degree of accuracy and any gains are likely to vary materially from period to period.  In addition, the Company’s investments in marketable or non-marketable venture capital funds and equity investment securities could lose value or become worthless which would reduce its net income or could cause a net loss in any period.  Furthermore, the Company may not be able to realize gains from marketable warrant securities in future periods, or its realized gains may be materially less than the current level of unrealized gains disclosed in this filing, due to changes in investor demand for initial public offerings and fluctuations in the market prices of the underlying common stock of these companies.

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

Allowance for Loan Losses

The Company maintains a systematic process to evaluate individual loans for inherent risk of loan losses.  The process segregates risk of loan losses, primarily through an internal risk rating methodology.  This evaluation includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions.  The Company’s policy requires certain credit relationships, exceeding specific dollar values, be reviewed by a committee of senior management, at least quarterly. The Company’s review process evaluates the appropriateness of the risk rating and allowance for loan losses allocation, as well as, other account management functions.  In addition, Management approves an analysis for all impaired loans, as defined by the SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.”  The allowance for loan losses is allocated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan, or for individual impaired loans as determined in accordance with SFAS No. 114.  At Management’s discretion, judgmental allowance for loan losses may be established for loss expectations for specific lending industry sectors, for national or international economic conditions affecting the loan portfolio, or for policy or personnel changes.  The judgmental allowance is not assigned to individual loans and may fluctuate, period to period, based on Management’s perception of changing risks in the lending environment.

Additions to the allowance for loan losses are made by charges to the provision for loan losses.  It is the Company’s policy to charge-off loans that, in the judgment of Management, are deemed to have a substantial risk of loss.  Credit exposures deemed to be uncollectable are charged against the allowance for loan losses.  Recoveries of previously charged-off amounts are credited to the allowance for loan losses.

The Company’s allowance for loan losses is established for loan losses not yet recognized.  The process of anticipating loan losses is imprecise.  The Company’s allowance for loan losses is Management’s best estimate using the historical loan losses experience and Management’s perception of variables potentially leading to deviation from the historical loss experience.

The Company considers its accounting policies related to its allowance for loan losses to be critical as it involves material estimates by Management and is particularly susceptible to possible change in the near term.  For further discussion of critical accounting policies, please refer to the Company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2002, Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123 in their annual financial statements. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with the provisions of  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, and requires that all derivative instruments be recorded on the balance sheet at fair value. Additionally, the accounting for changes in fair value depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings. The adoption of SFAS No. 133 did not result in a cumulative-type adjustment to net income or other comprehensive income. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period, unless the derivative instrument meets the definition of the short-cut treatment, as defined by SFAS No. 133 (See Note 8 to the interim Consolidated Financial Statements – Derivative Financial Instrument).  For derivative instruments that are designated and qualify as a cash flow hedge, changes in the fair value of the effective portion of the derivative instrument are recognized in Other Comprehensive Income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company did not have any cash flow hedging instruments during the nine months ended September 30, 2002.

Foreign Exchange Forward Contracts

The Company enters into foreign exchange forward contracts with clients involved in international trade finance activities. The Company also enters into an opposite-way foreign exchange forward contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the forward contracts entered into with its clients. The Company does not enter into foreign exchange forward contracts for any other purposes. These contracts are not designated as hedging instruments and are recorded at fair value in the Company’s consolidated balance sheets. Changes in the fair value of these contracts are recognized immediately in non-interest income.

Business Combinations

The Company accounts for business combinations in accordance with the provisions of SFAS No. 141, “Business Combinations,”  which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  (See Note 2 to the interim Consolidated Financial Statements – Business Combinations.)

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

The Company’s only intangible asset is goodwill pertaining to the acquisition of Alliant, discussed in Note 2 — Business Combinations. This acquisition was accounted for under SFAS No. 141.  In accordance with the provisions of SFAS 142, the goodwill balance was determined to be unamortizable.  The Company completed its initial test for goodwill impairment in July 2002, the results of which concluded that the goodwill balance was not impaired.

Recent Accounting Pronouncements

In December 2001, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  SOP 01-6 reconciles the specialized accounting and financial reporting guidance in the existing Banks and Savings Institutions Guide, Audits of Credit Unions Guide, and Audits of Finance Companies Guide. The SOP eliminates differences in accounting and disclosure established by the respective guides and carries forward accounting guidance for transactions determined to be unique to certain financial institutions. The adoption of this pronouncement has not had a material impact on the Company’s results of operations or financial position.

In October 2002, the Financial Accounting Standards Board issued SFAS No.147, “Acquisitions of Certain Financial Institutions”, which addresses the accounting for the acquisition of certain financial institutions. The provisions of SFAS No. 147 rescind the specialized accounting guidance in paragraph 5 of SFAS No.72 and would require unidentifiable intangible assets to be reclassified to goodwill if certain criteria are met. Financial institutions meeting the conditions outlined in SFAS No.147 will be required to restate previously issued financial statements back to the date SFAS No.142 was initially applied. The provisions of SFAS No. 147 are effective for financial statements after September 30, 2002. The Company does not expect the adoptions of SFAS No. 147 to have a material impact on its financial statements

2.  Business Combinations

On September 28, 2001, the Company completed its acquisition of Alliant. The acquisition has allowed the Company to strengthen its investment banking platform for its clients. The Company agreed to purchase the assets of Alliant for a total of $100.0 million, due in several installments of cash and common stock. These installments are payable over four years between September 30, 2001 and September 30, 2005.  The first two installments aggregating $72.0 million have been paid.  The remaining $28.0 million was discounted at prevailing forward market interest rates ranging between 2.9% and 3.3% and was recorded as debt.  In addition to the fixed purchase price, the sellers received certain contingent purchase price payments including 75% of the pre-tax income of Alliant for the twelve-month period ended September 28, 2002. Furthermore, the Company shall pay to the sellers an amount equal to fifteen times the amount by which Alliant’s cumulative after-tax net income from October 1, 2002 to September 30, 2005 exceeds $26.5 million, provided, however, that the aggregate amount of any deferred earnout payment payable shall not exceed $75.0 million. The Company shall also make retention payments aggregating $5.0 million in equal annual installments on September 28, 2003, 2004 and 2005. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated net fair values at the date of acquisition of approximately $0.5 million. The excess of purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.  The business combinations were recorded in accordance with SFAS No. 141. (See Notes 1 and 7 to the interim Consolidated Financial Statements – Significant Accounting Policies and Borrowings.)

3.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars and shares in thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

2002:
Basic EPS:
Income available to common stockholders	$13,096	43,993	$0.30	$41,441	44,849	$0.92
Effect of Dilutive Securities:
Stock options and restricted stock	—	895	—	—	1,242	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$13,096	44,888	$0.29	$41,441	46,091	$0.90

2001:
Basic EPS:
Income available to common stockholders	$18,602	47,819	$0.39	$76,070	48,434	$1.57
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,155	—		1,492

Diluted EPS:
Income available to common stockholders plus assumed conversions	$18,602	48,974	$0.38	$76,070	49,926	$1.52

4.  Investment Securities

The detailed composition of the Company’s available-for-sale and non-marketable investment securities is presented as follows:

(Dollars in thousands)	September 30, 2002	December 31, 2001

Available-for-sale securities, at fair value

$

1,231,383

$

1,760,942

Non-Marketable Investment Securities:

Federal Reserve Bank stock and tax credit funds

28,886

19,867

Venture capital fund investments(1)

45,515

38,647

Private equity investments(2)

17,215

13,706

Total investment securities	$1,322,999	$1,833,162

(1)          Non-marketable venture capital fund investments included $20.7 million and $16.5 million related to SVB Strategic Investors Fund, L.P., at September 30, 2002, and December 31, 2001, respectively.

(2)          Non-marketable private equity investments included $9.7 million and $5.1 million related to Silicon Valley BancVentures, L.P., at September 30, 2002, and December 31, 2001, respectively.

The following tables present the carrying value of the Company’s merchant banking equity securities at September 30, 2002.

	(Gross, as Consolidated)

	Wholly-Owned Merchant Banking Investments		Managed Funds Merchant Banking Activities
	Venture Capital Funds	Other Private Equity	SVB Strategic Investors Fund, L.P.	Silicon Valley BancVentures L.P.	Total

Commitments	$54,984	$14,877	$108,189	$13,269	$191,319
Capital investment	35,296	14,877	28,484	13,269	91,926
Carrying value of investment securities	24,772	7,543	20,743	9,672	62,730
Inception-to-date securities net gains (losses)	35,920	(5,512)	(7,336)	(3,597)	19,475
Year-to-date securities net losses	(694)	(1,492)	(4,334)	(141)	(6,661)

	(Net, Silicon Valley Bancshares Ownership Only)

	Wholly-Owned Merchant Banking Investments		Managed Funds Merchant Banking Activities
	Venture Capital Funds	Other Private Equity	SVB Strategic Investors Fund, L.P.	Silicon Valley BancVentures L.P.	Total

Commitments	$54,984	$14,877	$15,000	$6,000	$90,861
Capital investment	35,296	14,877	3,900	1,800	55,873
Carrying value of investment securities	24,772	7,543	2,292	980	35,587
Inception-to-date securities net gains (losses)	35,920	(5,512)	(811)	(364)	29,233
Year-to-date securities net losses	(694)	(1,492)	(478)	(14)	(2,678)
Inception-to-date management fee revenue	—	—	2,819	2,142	4,961
Year-to-date management fee revenue	—	—	993	812	1,805

5.  Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $11.4 million and $11.9 million, at September 30, 2002, and December 31, 2001, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2002	December 31, 2001

Commercial

$

1,624,821

$

1,536,845

Real estate construction	41,980	52,088
Real estate term	62,037	50,935
Consumer and other	156,869	127,170
Total loans	$1,885,707	$1,767,038

The activity in the allowance for loan losses for the three and nine months ended September 30, 2002 and 2001 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2002	2001	2002	2001

Beginning balance

$

76,000

$

74,000

$

72,375

$

73,800

Provision for loan losses	2,630	5,890	2,849	16,724
Loans charged off	(7,713)	(7,874)	(22,502)	(29,246)
Recoveries	2,883	1,484	21,078	12,222
Balance at September 30,	$73,800	$73,500	$73,800	$73,500

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $20.3 million and $19.9 million at September 30, 2002, and September 30, 2001, respectively. Allocations of the allowance for loan losses specific to impaired loans totaled $7.1 million at September 30, 2002, and $8.5 million at September 30, 2001. Average impaired loans for the third quarter of 2002 and 2001 totaled $18.2 million and $23.5 million, respectively.

6.  Goodwill

The goodwill balance at September 30, 2002 and December 31, 2001 was $98.6 million and $96.4 million, respectively.  The increase of $2.3 million related to certain contingent purchase price payments, which included 75% of the pre-tax income of Alliant for the nine months ended September 30, 2002, pursuant to the terms of the acquisition agreement detailed in Note 2 to the interim Consolidated Financial Statements – Business Combinations.

7.  Borrowings

As of September 30, 2002, the Company had $9.1 million and $17.3 million in short-term borrowings and long-term debt, respectively. These borrowings were recorded in relation to the acquisition of Alliant and are payable to the former owners, who are now employed by the

Company. The short-term note payable, due September 30, 2003, has a face value of $9.3 million. The long-term note payable, due in two equal annual installments commencing September 28, 2004, has a face value of $18.6 million. These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.  (See Note 2 to the interim Consolidated Financial Statements - Business Combinations.)

8.  Derivative Financial Instrument

The Company is exposed to interest rate risk from client loans, interest-bearing client deposits, investments, and debt. On June 3, 2002, the Company entered into a derivative agreement with a notional amount of $40.0 million. The agreement hedges against the risk of changes in fair value associated with the Company’s $40.0 million, fixed rate, Trust Preferred Securities (See Item 8. - Note 12 to the Consolidated Financial Statements filed on Form 10-K with the Securities and Exchange Commission on March 19, 2002). Changes in the fair value of the derivative agreement and the Trust Preferred Securities are primarily dependent on changes in market interest rates.  The derivative instrument has a fair value of $0.8 million which was recorded in other assets at September 30, 2002.  Furthermore, the Company recorded an addition of $0.8 million to the Trust Preferred Securities, to reflect the increase in fair value of these instruments during the period the derivative contract was in force. The terms of the derivative agreement provide for quarterly receipt of 8.25% fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount.  The derivative agreement mirrors the terms of the Trust Preferred Securities and therefore is callable by the counter-party anytime after June 15, 2003.  The Company assumes no ineffectiveness as the interest rate swap agreement meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the derivative agreement are offset by changes in the fair value of the Trust Preferred Securities, and no net gain or loss is recognized in earnings.

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

(Dollars in thousands)	Commercial Banking	All Others	Total

Net interest income after provision for loan losses
Third quarter of 2002	$42,884	$2,672	$45,556
Third quarter of 2001	51,776	2,227	54,003

First nine months of 2002	135,797	7,615	143,412
First nine months of 2001	189,860	4,964	194,824

Noninterest income (loss)
Third quarter of 2002	15,511	752	16,263
Third quarter of 2001	17,989	(1,003)	16,986

First nine months of 2002	46,470	5,548	52,018
First nine months of 2001	52,718	6,362	59,080

Noninterest expense
Third quarter of 2002	40,787	5,311	46,098
Third quarter of 2001	38,236	5,186	43,422

First nine months of 2002	119,991	18,443	138,434
First nine months of 2001	122,913	11,334	134,247

Minority interest
Third quarter of 2002	—	2,300	2,300
Third quarter of 2001	—	2,224	2,224

First nine months of 2002	—	5,537	5,537
First nine months of 2001	—	3,440	3,440

Income (loss) before income taxes
Third quarter of 2002	$17,608	$413	$18,021
Third quarter of 2001	$31,529	$(1,738)	$29,791

First nine months of 2002	$62,276	$257	$62,533
First nine months of 2001	$119,665	$3,432	$123,097

Segment assets
Third quarter of 2002	$3,327,566	$536,033	$3,863,599
Third quarter of 2001	3,873,447	274,438	4,147,885

10.  Common Stock Repurchase

The Company has repurchased 0.8 million shares of common stock totaling $13.5 million during the third quarter of 2002, in conjunction with the $100.0 million share repurchase program authorized by the Board of Directors on September 16, 2002.  Additionally, during the third quarter of 2002, the Company repurchased 1.9 million shares of common stock totaling $41.9 million in conjunction with the $50.0 million shares repurchase program authorized by the Board of Directors on March 21, 2002.

The Company repurchased 3.0 million shares of common stock during the nine months ended September 30, 2002, for an aggregate purchase price of $63.7 million.

During 2001, the Company completed the share repurchase program authorized by the Board of Directors on April 5, 2001, which resulted in the repurchase of 4.5 million shares of common stock for an aggregate purchase price of $99.9 million.

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

•      Future changes in our average loan balances and their impact on our net interest margin;

•      Future changes in short-term interest rates and their impact on our earnings;

•      Future changes in private label investment product balances due to transferring of private label investment operations from Bank to its wholly owned broker-dealer subsidiary;

•      Alliant’s future revenue;

•      Future investment losses from private equity and venture capital fund investments;

•      Future changes in trust preferred securities distributions expense due to changes in hedging interest rates;

•      Impact on future warrant income due to changes in market prices of the underlying common stock of those companies;

•      Future changes in allowance for loan losses balance;

•      Future cost of funds savings from raising capital through real estate investment trust;

•      Future tax benefits from real estate investment trust; and

•      Future common stock repurchases

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

Certain reclassifications have been made to prior years results to conform with 2002 presentations. Such reclassifications had no material effect on our results of operations or stockholders’ equity.

Critical Accounting Policies

Our critical accounting policies relate to our marketable and non-marketable warrant, equity and venture capital fund investment securities and our allowance for loan losses.  These policies are included in Item 7 of our Report on Form 10-K dated March 19, 2002.

Earnings Summary

We reported net income of $13.1 million, or $0.29 per diluted share, for the third quarter of 2002, compared with net income of $18.6 million, or $0.38 per diluted share, for the third quarter of 2001.  Net income totaled $41.4 million, or $0.90 per diluted share, for the nine months ended September 30, 2002, versus $76.1 million, or $1.52 per diluted share, for the respective 2001 period.  The annualized return on average assets (ROA) was 1.4% in the third quarter of 2002 compared with 1.8% in the third quarter of 2001. The annualized return on average equity (ROE) for the third quarter of 2002 was 8.2%, compared with 11.1% in the third quarter of 2001.  For the first nine months of 2002, ROA was 1.4% and ROE was 8.6% versus 2.2% and 15.5%, respectively, for the comparable prior year period.

The decrease in net income for the third quarter of 2002, as compared with the third quarter of 2001, primarily resulted from a decline in net interest income, and an increase in noninterest expense, partially offset by decreases in the provision for loan losses and income tax expense.  The decrease in net income for the nine months ended September 30, 2002, as compared with the nine months ended September 30, 2001, resulted primarily from a decline in both net interest income and noninterest income, which was partially offset by a decrease in the provision for loan losses and income tax expense. The decrease in net interest income was caused by a 200 basis points decline in the prime rate from 6.75% in the 2001 third quarter, to 4.75% in the 2002 third quarter.  Additionally, we earned lower interest income on new floating-rate loans and new, renewed, and refinanced fixed-rate loans. Our fixed rate loans are priced by reference to U.S. Treasury securities. During third quarter of 2002, the treasury yield curve flattened dramatically and thus, the rates on new fixed-rate loans were significantly lower than earlier quarters. Also, we experienced a decrease in our clients’ deposit balances and we implemented stock repurchase programs, which lowered our investable funds.  The major components of net income and changes in these components are summarized in the following table for the three and nine months ended September 30, 2002 and 2001, and are discussed in more detail below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2002	2001	2002	2001

Net interest income

$

48,186

$

59,893

$

146,261

$

211,548

Provision for loan losses

2,630

5,890

2,849

16,724

Noninterest income	16,263	16,986	52,018	59,080

Noninterest expense

46,098

43,422

138,434

134,247

Minority interest

2,300

2,224

5,537

3,440

Income before income taxes

18,021

29,791

62,533

123,097

Income tax expense	4,925	11,189	21,092	47,027
Net income	$13,096	$18,602	$41,441	$76,070

Net Interest Income and Margin

Net interest income is defined as the difference between interest earned on loans, investment securities, federal funds sold, securities purchased under agreement to resell, and interest paid on funding sources, primarily deposits. Net interest income is our principal source of recurring revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of taxable-equivalent annualized interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as annualized interest expense as a percentage of average interest-earning assets.

The following table sets forth average assets, liabilities, minority interest, stockholders’ equity, interest income on a fully taxable-equivalent basis, interest expense, average yields and rates, and the composition of our net interest margin for the three and nine months ended September 30, 2002 and 2001, respectively.

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended September 30,
	2002			2001
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-Earning Assets:
Federal funds sold and securities purchased under agreement to resell(1)	$259,321	$1,251	1.9%	$323,668	$2,987	3.7%
Investment securities:
Taxable	1,167,534	10,244	3.5	1,454,370	18,004	4.9
Non-taxable(2)	157,044	2,512	6.3	326,064	4,417	5.4
Loans:
Commercial	1,554,935	35,841	9.1	1,439,677	40,719	11.2
Real estate construction and term	100,137	1,688	6.7	65,750	1,711	10.3
Consumer and other	153,190	1,853	4.8	119,338	2,153	7.2
Total loans	1,808,262	39,382	8.6	1,624,765	44,583	10.9
Total interest-earning assets	3,392,161	53,389	6.2	3,728,867	69,991	7.4

Cash and due from banks	150,160			262,485
Allowance for loan losses	(76,895)			(75,825)
Goodwill	98,628			3,112
Other assets	199,590			175,901
Total assets	$3,763,644			$4,094,540

Funding Sources:
Interest-Bearing Liabilities:
NOW deposits	$25,259	40	0.6	$34,811	83	0.9
Regular money market deposits	253,763	641	1.0	252,331	631	1.0
Bonus money market deposits	584,190	1,475	1.0	659,974	1,650	1.0
Time deposits	588,876	1,692	1.1	779,910	6,188	3.1
Short-term borrowings	41,475	266	2.5	1,335	—	—
Long-term debt	26,084	210	3.2	831	—	—
Total interest-bearing liabilities	1,519,647	4,324	1.1	1,729,192	8,552	2.0

Portion of noninterest-bearing funding sources	1,872,514			1,999,675
Total funding sources	3,392,161	4,324	0.5	3,728,867	8,552	0.9

Noninterest-Bearing Funding Sources:
Demand deposits	1,480,488			1,595,746
Other liabilities	56,042			34,756
Trust preferred securities(3)	38,677			38,617
Minority interest	32,507			30,957
Stockholders’ equity	636,283			665,272
Portion used to fund interest-earning assets	(1,872,514)			(1,999,675)
Total liabilities, minority interest, and stockholders’ equity	$3,763,644			$4,094,540

Net interest income and margin		$49,065	5.7%		$61,439	6.5%

Total deposits	$2,932,576			$3,322,772

(1)    Includes average interest-bearing deposits in other financial institutions of $7 and $535 for the three months ended September 30, 2002 and 2001, respectively.

(2)    Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2002 and 2001.  The tax equivalent adjustments were $879 and $1,546 for the three months ended September 30, 2002 and 2001, respectively.

(3)    The 8.25% annual distribution to SVB Capital I, which is a special-purpose trust formed for the purpose of issuing the trust preferred securities, is recorded as a component of noninterest expense.

AVERAGE BALANCES, RATES AND YIELDS

	For the nine months ended September 30,
	2002			2001
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-Earning Assets:
Federal funds sold and securities purchased under agreement to resell(1)	$146,662	$2,087	1.9%	$669,414	$25,218	5.0%
Investment securities:
Taxable	1,410,783	35,846	3.4	1,546,375	63,557	5.5
Non-taxable(2)	187,739	8,175	5.8	290,764	12,844	5.9
Loans:
Commercial	1,489,910	106,523	9.6	1,457,273	131,713	12.1
Real estate construction and term	102,495	5,532	7.2	84,169	7,011	11.1
Consumer and other	143,943	5,304	4.9	109,523	6,381	7.8
Total loans	1,736,348	117,359	9.0	1,650,965	145,105	11.8
Total interest-earning assets	3,481,532	163,467	6.3	4,157,518	246,724	7.9

Cash and due from banks	181,837			252,120
Allowance for loan losses	(74,986)			(76,573)
Goodwill	97,472			1,049
Other assets	190,835			188,181
Total assets	$3,876,690			$4,522,295

Funding Sources:
Interest-Bearing Liabilities:
NOW deposits	$37,107	183	0.7	$45,571	308	0.9
Regular money market deposits	294,361	2,188	1.0	276,399	2,404	1.2
Bonus money market deposits	612,049	4,579	1.0	790,266	7,173	1.2
Time deposits	623,466	5,958	1.3	808,780	20,795	3.4
Short-term borrowings	42,159	808	2.6	450	—	—
Long-term debt	25,942	629	3.2	280	—	—
Total interest-bearing liabilities	1,635,084	14,345	1.2	1,921,746	30,680	2.1
Portion of noninterest-bearing funding sources	1,846,448			2,235,772
Total funding sources	3,481,532	14,345	0.6	4,157,518	30,680	1.0

Noninterest-Bearing Funding Sources:
Demand deposits	1,489,521			1,821,208
Other liabilities	43,431			54,155
Trust preferred securities (3)	38,659			38,604
Minority interest	29,429			30,566
Stockholders’ equity	640,566			656,016
Portion used to fund interest-earning assets	(1,846,448)			(2,235,772)
Total liabilities, minority interest, and stockholders’ equity	$3,876,690			$4,522,295

Net interest income and margin		$149,122	5.7%		$216,044	6.9%

Total deposits	$3,056,504			$3,742,224

(1)    Includes average interest-bearing deposits in other financial institutions of $814 and $534 for the nine months ended September 30, 2002 and 2001, respectively.

(2)    Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2002 and 2001.  The tax equivalent adjustments were $2,861 and $4,496 for the nine months ended September 30, 2002 and 2001, respectively.

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

	2002 Compared to 2001
	Three Months Ended September 30,			Nine Months Ended September 30,
	(Decrease) Increase Due to Change in			(Decrease) Increase Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell	$(543)	$(1,193)	$(1,736)	$(12,899)	$(10,232)	$(23,131)
Investment securities	(5,730)	(3,935)	(9,665)	(9,670)	(22,710)	(32,380)
Loans	4,692	(9,893)	(5,201)	7,326	(35,072)	(27,746)
Decrease in interest income	(1,581)	(15,021)	(16,602)	(15,243)	(68,014)	(83,257)

Interest expense:
NOW deposits	(20)	(23)	(43)	(51)	(74)	(125)
Regular money market deposits	7	3	10	175	(391)	(216)
Bonus money market deposits	(178)	3	(175)	(1,492)	(1,102)	(2,594)
Time deposits	(1,255)	(3,241)	(4,496)	(3,984)	(10,853)	(14,837)
Short-term borrowings	257	9	266	799	9	808
Long-term debt	203	7	210	622	7	629
Decrease in interest expense	(986)	(3,242)	(4,228)	(3,931)	(12,404)	(16,335)
Decrease in net interest income	$(595)	$(11,779)	$(12,374)	$(11,312)	$(55,610)	$(66,922)

Net interest income, on a fully taxable-equivalent basis, totaled $49.1 million for the third quarter of 2002, a decrease of $12.4 million, or 20.1%, from the $61.4 million total for the third quarter of 2001.  The decrease in net interest income for the third quarter of 2002 was due to a $16.6 million, or 23.7%, decrease in interest income, offset by a $4.2 million, or 49.4%, decrease in interest expense over the comparable prior year period.

The $16.6 million decrease in interest income for the third quarter of 2002, as compared to the third quarter of 2001, was the result of a $1.6 million unfavorable volume variance and a $15.0 million unfavorable rate variance. The $1.6 million unfavorable volume variance resulted from a $336.7 million, or 9.0%, decrease in average interest-earning assets over the comparable prior year period. The decrease in average interest-earning assets was primarily centered in investment securities which decreased $455.9 million, partially offset by a $183.5 million increase in loans.

Average loans increased $183.5 million, or 11.3%, in the 2002 third quarter as compared to the 2001 third quarter, resulting in a $4.7 million favorable volume variance. We grew our loan portfolio to a record level, in part, by refocusing on attracting middle-market and mature technology and life sciences clients, which are currently under-served by competitors exiting these industry sectors.  We experienced loan growth across most of the industry sectors served by us.  Additionally, new loans continue to be subject to our sound underwriting practices.  We expect further growth in our loan balances to increase our net interest margin since it will shift liquid interest-earning assets from our investment portfolio, which currently yields 3.8%, to loans with yields ranging between approximately 4.8% to 9.1%.

Average investment securities for the third quarter of 2002 decreased $455.9 million, or 25.6%, as compared to the 2001 third quarter, resulting in a $5.7 million unfavorable volume variance. The decrease in average investment securities was primarily centered in U.S. agency securities, and obligations of states and political subdivisions, which collectively decreased $480.2 million. These decreases resulted from declines in our clients’ deposit balances and our common stock repurchase programs.  Our clients’ deposit balances declined as they continue to experience reduced liquidity due to the slowdown in the capital markets and lower levels of venture capital fund investment.

Average federal funds sold and securities purchased under agreement to resell in the third quarter of 2002 decreased $64.3 million or 19.9% over the comparable prior year period, resulting in a $0.5 million unfavorable volume variance.  We experienced this decline in investable funds due to lower average clients’ deposit balances and our common stock repurchase programs.

Unfavorable rate variances associated with each component of interest-earning assets combined to decrease interest income by $15.0 million in the third quarter of 2002, as compared to the comparable prior year period.  Short-term market interest rates decreased rapidly throughout 2001. Thus, we earned lower yields in the third quarter of 2002 on federal funds sold and securities purchased under agreements to resell, and our investment securities, a significant portion of which were short-term in nature.  The decrease in short-term market interest rates resulted in a combined $5.1 million unfavorable rate variance as compared with the third quarter of 2001.  In the third quarter of 2002, we incurred a $9.9 million unfavorable rate variance associated with our loan portfolio.  The average yield on loans in third quarter 2002 decreased 230 basis points to 8.6% from 10.9% in the respective prior year third quarter.  This was due to two related factors. First, the lower prime rate reduced yields on floating rate loans. Second, our fixed rate-loans are priced by reference to U.S. Treasury securities.  During the third quarter of 2002, the treasury yield curve flattened dramatically and thus, we earned lower yields on new, renewed and refinanced fixed-rate loans.  Our investment and loan portfolios are extremely asset sensitive, thus, we expect that any increase in short-term interest rates will be incremental to our earnings.

Total interest expense in the 2002 third quarter decreased $4.2 million from the third quarter of 2001. This decrease was due to a favorable volume variance of $1.0 million and a favorable rate variance of $3.2 million. The favorable rate variance primarily resulted from a reduction in the average rate paid on our time deposit product, from 3.1% in the third quarter 2001 to 1.1% in the third quarter of 2002.

The average cost of funds paid in the third quarter of 2002 was 0.5%, down from 0.9% paid in the third quarter of 2001. The decrease in the average cost of funds was largely due to a decrease of 200 basis points in the average rate paid on our time deposit product.

Net interest income, on a fully taxable-equivalent basis, totaled $149.1 million for the first nine months of 2002, a decrease of $66.9 million, or 31.0%, from the $216.0 million total for the first nine months of 2001.  The decrease in net interest income was the result of a $83.3 million, or 33.7%, decrease in interest income, offset by a $16.3 million, or 53.2%, decrease in interest expense over the comparable prior year period.

The $83.3 million decrease in interest income for the first nine months of 2002, as compared to the first nine months of 2001, was the result of a $15.2 million unfavorable volume variance and a $68.0 million unfavorable rate variance. The $15.2 million unfavorable volume variance resulted from a $676.0 million, or 16.3%, decrease in average interest-earning assets over the comparable prior year period. The decrease in average interest-earning assets was primarily centered in average federal funds sold and securities purchased under agreement to resell and investment securities, which on a combined basis, decreased $761.4 million, partially offset by an increase of $85.4 million in average loans.

The yield on average interest-earning assets decreased 160 basis points in the first nine months of 2002 from the comparable prior year period. This decrease primarily resulted from a 200 basis points decline in the prime rate from 6.75% in the 2001 third quarter to 4.75% in the 2002 third quarter, thus, we earned lower yields on each component of our interest-earning assets in the first nine months of 2002.

Total interest expense in the first nine months of 2002 decreased $16.3 million from the first nine months of 2001. This decrease was due to a favorable volume variance of $3.9 million and a favorable rate variance of $12.4 million.  The favorable volume variance resulted from a reduction in client time deposit balances of $185.3 million.  The favorable rate variance largely resulted from a reduction in the average rate paid on our time deposit product, from 3.4% in the first nine months of 2001 to 1.3% in the first nine months of 2002.

The average cost of funds paid in the first nine months of 2002 was 0.6%, down from 1.0% paid in the first nine months of 2001. The decrease in the average cost of funds was largely due to a decrease of 210 basis points in the average rate paid on our time deposit product, and a 20 basis points decrease on the average rate paid on our bonus money market deposit product.

Provision For Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Our provision for loan losses totaled $2.6 million for the third quarter of 2002, a $3.3 million, or 55.3%, decrease compared to the $5.9 million provision for the third quarter of 2001.  The provision for loan losses decreased $13.9 million, or 83.0%, to a total of $2.8 million for the first nine months of 2002, versus $16.7 million for the comparable 2001 period.  These decreases in provision for loan losses resulted from $7.8 million in net recoveries, due in large part to loan loss recoveries from entertainment loan litigation settlements during the second quarter of 2002. See “Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2002	2001	2002	2001

Client investment fees

$

7,416

$

10,699

$

23,828

$

31,735

Letter of credit and foreign exchange income

4,354

2,709

11,706

10,169

Corporate finance fees

1,176

113

8,562

1,062

Deposit service charges	2,253	1,550	6,783	4,296

Disposition of client warrants

443

350

1,250

6,855

Investment losses

(2,063

)

(2,365

)

(6,661

)

(3,949

)

Other

2,684

3,930

6,550

8,912

Total noninterest income

$

16,263

$

16,986

$

52,018

$

59,080

Noninterest income decreased $0.7 million to a total of $16.3 million in the third quarter of 2002, versus $17.0 million in the prior year third quarter. This decrease was primarily due to a  decline  of $3.3 million in client investment fees and a decrease of $1.2 million in other noninterest income. These decreases were partially offset by an increase of $1.6 million in letter of credit and foreign exchange income, a $1.1 million increase in corporate finance fees, and a $0.7 million increase in deposit service charges. Noninterest income totaled $52.0 million for the first nine months of 2002, a decrease of $7.1 million, or 12.0%, from $59.1 million in the comparable 2001 period.  This decrease was primarily due to a decline of $7.9 million in client investment fees, a $5.6 million decrease in income from disposition of client warrants, $2.7 million in net write-downs of investment securities, and a $2.4 million decrease in other noninterest income. These decreases were partially offset by an increase of $7.5 million in corporate finance fees generated by Alliant Partners, and a $2.5 million increase in deposit service charges.

Client investment fees totaled $7.4 million and $23.8 million for the three and nine months ended September 30, 2002, compared to $10.7 million and $31.7 million in the similar prior year period. We offer private label investment and sweep products to clients on which we earn fees ranging from 12½ to 107 basis points on the average balance of these products. At September 30, 2002, $8.2 billion in client funds were invested in private label investments and sweep products, including $6.2 billion in the mutual fund products compared to $9.4 billion and $8.8 billion for the comparative prior year periods, respectively. The decrease in client investment fees was a combination of a shift in investment mix and a decline in our clients’ balances.

In third quarter of 2002, we completed a short-term initiative of transferring the private label investment operations from Silicon Valley Bank into a wholly-owned registered, broker-dealer subsidiary of Silicon Valley Bank. This action will allow us to provide a more expansive and competitive array of investment products and service to our clients.  We believe this initiative will provide us additional future opportunities to compete for additional client funds and grow client private label investment product balances.

Letter of credit fees, foreign exchange fees, and other trade finance income totaled $4.4 million in the third quarter of 2002, an increase of $1.6 million, or 60.7%, from the $2.7 million earned in the third quarter of 2001.  For the first nine months of 2002, letter of credit fees, foreign exchange fees, and other trade finance income totaled $11.7 million, compared to $10.2 million in the comparable prior year period.  The increase in the third quarter of 2002 as compared to the 2001 third quarter reflects an increase in the volume of client foreign exchange transactions during the third quarter of 2002 versus the comparable prior year period.

Corporate finance fees generated by Alliant, totaled $1.2 million and $8.6 million for the three and nine months ended September 30, 2002.  SVB Securities, Inc., generated $0.1 million and $1.1 million in the comparable prior year periods.  The increase in corporate finance fees was primarily due to the acquisition of Alliant on September 28, 2001, which allowed us to generate increased mergers and acquisitions deal flow.  Alliant’s revenues are typically a function of the valuation of their clients’ mergers and acquisitions transactions.  Global political and economic events have depressed valuations of high technology and life sciences corporations.  Consequently, Alliant has not achieved its initial revenue goals defined by us at the acquisition date (See Note 2 to the interim Consolidated Financial Statements - Business Combinations).    However, Alliant has met its targets for mergers and acquisitions transaction volumes and in 2002 is on track to close the highest number of deals in its history.  The number of Alliant’s open engagements continues to grow and we expect these engagements to generate revenue growth in the fourth quarter of  2002.

Deposit service charges totaled $2.3 million for the third quarter of 2002, an increase of $0.7 million from the comparable period in 2001.  For the first nine months of 2002 and 2001, deposit service charges totaled $6.8 million and $4.3 million, respectively.  Clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments recognized by us as deposit service charges income.  Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate.  Clients received lower earnings credits in the three and nine months ended September 30, 2002 compared to the respective prior year periods due to lower average client deposit balances and lower market interest rates.  As such, our clients had fewer credits to offset explicit deposit service charges.  Thus, we earned higher explicit deposit service charges in the three and nine months ended September 30, 2002.

Due to reduced client initial public offering and merger and acquisition activities, the income from disposition of client warrants totaled $0.4 million and $1.3 million for the three and nine months ended September 30, 2002, compared to $0.4 million and $6.9 million for the comparable 2001 periods.  We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan pricing, covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of warrant related income with any degree of accuracy and it is likely to vary materially from period to period.

We incurred $2.1 million and $6.7 million in losses on investment securities during the three and nine months ended September 30, 2002, primarily related to the write-down of certain venture capital fund and direct equity investments. Excluding the impact of minority interest, the net write-downs of our equity securities totaled $0.3 million in the third quarter of 2002 and $2.7 million in the first nine months of 2002.  Based on current market conditions and our analysis of our equity portfolio, which includes private equity and venture capital fund investments, we expect the level of investment securities’ losses to remain consistent in the fourth quarter of 2002.

Other noninterest income largely consists of service-based fee income, which decreased $1.2 million, or 31.7%, to $2.7 million in the third quarter of 2002 from $3.9 million in the third quarter of 2001.  For the nine months ended September 30, 2002, other noninterest income decreased $2.4 million, or 26.5%, to $6.6 million from $8.9 million in the comparable prior year period.  This decrease in other noninterest income was primarily due to the elimination of supply chain service operations in late 2001.  Income from supply chain services was $1.3 million and $3.0 million for the three and nine months ended September 30, 2001, respectively.

Noninterest Expense

Noninterest expense in the third quarter of 2002 totaled $46.1 million, a $2.7 million, or 6.2%, increase from the $43.4 million incurred in the comparable prior year period. Noninterest expense totaled $138.4 million for the first nine months of 2002, an increase of $4.2 million, or 3.1%, from the $134.2 million incurred in the comparable prior year period.  We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of adjusted noninterest expense by adjusted revenues.  Noninterest expense is adjusted to exclude costs associated with amortization of investments in tax credit funds, minority interest, and retention and warrant incentive plans.  Revenues are adjusted to exclude income associated with minority interest, the disposition of client warrants, and gains or losses related to investment securities.  This ratio reflects the level of operating expense required to generate $1 of operating revenue. Our efficiency ratio was 68.5% for the third quarter of 2002, compared to 53.5% for the third quarter of 2001.  Our efficiency ratio for the first nine months of 2002 was 66.4%, compared to 48.6% for the comparable 2001 period. The following table presents the detail of noninterest expense and the incremental contribution of each expense line item to our efficiency ratio:

	Three Months Ended September 30,
	2002		2001
(Dollars in thousands)	Amount	Percent of Adjusted Revenues	Amount	Percent of Adjusted Revenues

Compensation and benefits	$27,246	41.2%	$21,053	26.8%
Professional services	4,613	7.0	6,572	8.4
Net occupancy	4,459	6.8	3,987	5.1
Furniture and equipment	2,316	3.5	4,287	5.4
Business development and travel	1,872	2.8	2,280	2.9
Telephone	766	1.2	1,058	1.3
Postage and supplies	678	1.0	1,078	1.4
Trust preferred securities distributions	334	0.5	825	1.0
Advertising and promotion	242	0.4	546	0.7
Other	3,247	4.9	924	1.2
Expenses incurred by minority interests	(536)	(0.8)	(536)	(0.7)
Total, excluding, investments in tax credit funds amortization, minority interest, and retention and warrant incentive plans	45,237	68.5%	42,074	53.5%
Tax credit funds amortization	836		743
Expenses incurred by minority interests	536		536
Retention and warrant incentive plans	(511)		69
Total noninterest expense	$46,098		$43,422

	Nine Months Ended September 30,
	2002		2001
(Dollars in thousands)	Amount	Percent of Adjusted Revenues	Amount	Percent of Adjusted Revenues

Compensation and benefits	$80,995	39.8%	$65,919	24.7%
Net occupancy	15,410	7.6	11,580	4.3
Professional services	12,016	5.9	18,225	6.8
Furniture and equipment	5,983	2.9	9,472	3.5
Business development and travel	5,928	2.9	7,673	2.9
Telephone	2,368	1.2	2,977	1.1
Postage and supplies	2,253	1.1	2,935	1.1
Trust preferred securities distributions	1,905	0.9	2,475	0.9
Advertising and promotion	882	0.4	2,383	0.9
Other	9,079	4.5	7,955	3.1
Expenses incurred by minority interests	(1,617)	(0.8)	(1,856)	(0.7)
Total, excluding, investments in tax credit funds amortization, minority interest, and retention and warrant incentive plans	135,202	66.4%	129,738	48.6%
Tax credit funds amortization	2,121		1,766
Expenses incurred by minority interests	1,617		1,856
Retention and warrant incentive plans	(506)		887
Total noninterest expense	$138,434		$134,247

Compensation and benefits expenses totaled $27.2 million in the third quarter of 2002, a $6.2  million, or 29.4%, increase from the $21.1 million incurred in the third quarter of 2001.  For the first nine months of 2002, compensation and benefits expenses totaled $81.0 million, an increase of $15.1 million, or 22.9%, compared to $65.9 million for the comparable 2001 period.  We experienced an increase in compensation and benefits between the nine month periods ended September 30, 2002 and 2001, for the following reasons.  First, we completed a strategic realignment of some of our business activities, which resulted in severance expense of $1.1 million in the second quarter of 2002.  Second, we incurred $7.3 million in the nine months ended September 30, 2002, compared to $0 in the comparable prior year period, in incentive compensation expense related to our target earnings levels being achieved.  Finally, average FTE personnel was 992 and 988 for the three and nine months ended September 30, 2002 compared to 964 and 958 for the respective prior year periods. The increase in FTE personnel was primarily due to conversion of certain consultants to permanent employees status, the acquisition of Alliant Partners, and our efforts to build an infrastructure sufficient to support our business activities and regulatory requirements. We are continuing our specific measures to control the number of FTE personnel during 2002 due to the economic slowdown in our marketplace.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our board of directors, totaled $4.6 million in the third quarter of 2002, a $2.0 million, or 29.8% decrease from the $6.6 million incurred in the third quarter of 2001.  For the first nine months of 2002, professional services expenses totaled $12.0 million a decrease of $6.2 million, or 34.1%, compared to $18.2 million for the comparable 2001 period.  The decrease in professional services primarily related to a reduction in the number of business initiatives supported by consultants.

Occupancy, furniture, and equipment expenses totaled $6.8 million in the third quarter of 2002, a decrease of $1.5 million, or 18.1%, compared to $8.3 million incurred in the third quarter of 2001.  The decrease in occupancy, furniture, and equipment expenses was primarily due to a $1.2 million charge-off of software related to an abandoned project in the third quarter of 2001.  Occupancy, furniture, and equipment expenses totaled $21.4 million and $21.1 million for the nine months ended September 30, 2002 and 2001, respectively.

Business development and travel expenses totaled $1.9 million and $5.9 million for the three and nine months ended September 30, 2002, a decrease of $0.4 million, or 17.9%, and $1.7 million, or 22.7%, compared to $2.3 million and $7.7 million in the comparable 2001 periods. These decreases in business development and travel expenses were largely attributable to our efforts to control noninterest expense.

Trust preferred securities distributions totaled $0.3 million and $1.9 million for the three and nine months ended September 30, 2002, a decrease of $0.5 million, or 59.5%, and $0.6 million, or 23.0%, compared to $0.8 million and $2.5 million in the comparable 2001 periods, and resulted from the issuance of $40.0 million in cumulative trust preferred securities during the second quarter of 1998. The trust preferred securities pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years. On June 3, 2002, we entered into a derivative agreement with a notional amount of $40.0 million. The agreement hedges against the risk of changes in fair value associated with our $40.0 million, fixed rate, Trust Preferred Securities.  The terms of the agreement provide for quarterly receipt of 8.25% fixed-rate and payment of

London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount. The derivative agreement provided $0.5 million, and $0.6 million decreases in trust preferred security distribution expense for the three and nine months ended September 30, 2002, respectively.  We expect this hedge to provide a greater reduction of the cost of our trust preferred securities in the 2002 fourth quarter.

Advertising and promotion expenses totaled $0.2 million and $0.9 million for the three and nine months ended September 30, 2002, a decrease of $0.3 million, or 55.7%, and $1.5 million, or 63.0%, compared to $0.5 million and $2.4 million in the comparable 2001 periods. These decreases were largely due to our efforts to control noninterest expense

Postage and supplies expenses decreased by $0.4 million, or 37.1% from the prior year third quarter.  This decrease was largely due to our efforts to control noninterest expense.

Other noninterest expense totaled $3.2 million and $9.1 million for the three and nine months ended September 30, 2002, an increase of $2.3 million, or 251.4%, and an increase of $1.1 million, or 14.1%, compared to $0.9 million and $8.0 million for the respective 2001 period.  The difference in other noninterest expense between the three months ended September 30, 2002, as compared to the prior year period was primarily due to the recovery of an operational loss of $2.2 million in the 2001 third quarter.

Minority Interest

The minority interest share of losses related to SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. totaled $2.3 million and $5.5 million for the three and nine months ended September 30, 2002, an increase of $0.1 million or 3.4%, and $2.1 million, or 61.0%, compared to $2.2 million and $3.4 million for the respective 2001 periods. The increase in minority interest losses was primarily due to write-downs of investment securities held by these limited partnerships.

Income Taxes

Our effective tax rate was 27.3% and 33.7% for the three and nine months ended September 30,  2002, compared to 37.6%  and 38.2% for the three and nine months ended September 30, 2001, respectively.  The change in rate was primarily due to an increase in items giving rise to permanent tax benefits.

In particular, on September 11, 2002, California enacted a law requiring large banks (those with average assets in excess of $500 million) to conform to federal law with respect to accounting for bad debts.  Prior to the law change, all banks, regardless of size, were eligible to use the reserve method of accounting for bad debts which enabled them to take deductions  for anticipated bad debt losses prior to the losses being incurred for  California tax purposes.  With the change, large banks may now only deduct actual charge-offs net of recoveries in determining their California taxable income.  Banks that are required to conform to the new law must include in taxable income 50 percent of their existing bad debt reserves  as of the end of the prior tax year.  As a concession for requiring large  banks to comply with the new law, recapture of the remaining 50 percent of the reserve is waived thereby creating a permanent tax benefit.  Our one-time tax benefit resulting from the law change was $0.8 million and has been reflected in our income tax expense for the quarter ended September 30, 2002.  This change, while reducing third quarter tax expense, also results in accelerated tax payments.

Financial Condition

Our total assets were $3.9 billion at September 30, 2002, a decrease of $308.5 million, or 7.4%, compared to $4.2 billion at December 31, 2001. This decrease was primarily concentrated in investment securities, which decreased by $510.2 million, or 27.8%, partially offset by a $143.4 million increase in federal funds sold and securities purchased under agreement to resell.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled $355.6 million at September 30, 2002, an increase of $143.4 million, or 67.6%, compared to the $212.2 million outstanding at the prior year end.  In the third quarter of 2002, the short-term Treasury yield curve flattened, making overnight investment yields comparable to one and two year yields.  Thus, we increased our level of overnight investments to maintain a higher degree of liquidity, without loss of yield.

Investment Securities

Investment securities totaled $1.3 billion at September 30, 2002, a decrease of $510.2 million, or 27.8%, from December 31, 2001.  The decrease was centered in U.S. agency securities and obligations of state and political subdivisions and was primarily due to declines in our clients’ deposit balances and our stock repurchase programs.

Based on September 30, 2002 market valuations, we had potential pre-tax warrant gains totaling $0.8 million related to 14 companies. We are restricted from exercising many of these warrants until later in 2002. As of September 30, 2002, we held 1,776 warrants in 1,327 companies, and had made investments in 243 venture capital funds, and direct equity investments in 43 companies, many of which are private. Thus, for those companies for which a readily determinable market value cannot be obtained, we value those equity instruments at cost less any identified impairment. Additionally, we are typically contractually precluded from taking steps to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

Loans

Loans, net of unearned income, at September 30, 2002, totaled $1.9 billion, an increase of $118.7 million compared to the balance at December 31, 2001. We continue to increase the number of client lending relationships in most of our technology and life sciences niche practices as well as in specialized lending products.  New loans continue to be subject to our sound underwriting practices.

Credit Quality and the Allowance for Loan Losses

For a description of the accounting policies related to the allowance for loan losses, see Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Item 8. - Note 1 to the Consolidated Financial Statements - Significant Accounting Policies - Loans - Allowance for Loan Losses, filed on Form 10-K with the Securities and Exchange Commission on March 19, 2002.

The allowance for loan losses is established through a provision for loan losses charged to expense. Our allowance for loan loss is established for loan losses not yet recognized. At September 30, 2002, we consider our allowance for loan losses our best estimate of losses inherent in the loan portfolio using the historical loan loss experience and our perception of variables potentially leading to deviation from the historical loss experience.

The allowance for loan losses totaled $73.8 million at September 30, 2002, an increase of $1.4 million, or 2.0% compared to $72.4 million at December 31, 2001.

We incurred $7.7 million and $22.5 million in gross loan charge-offs during the three and nine months ended September 30, 2002, respectively.  We realized $2.9 million and $21.1 million in gross loan loss recoveries during the three and nine months ended September 30, 2002, respectively.  Gross loan charge-offs for the 2002 third quarter included two commercial credits totaling $2.6 million in our software and other practice.  Our loan loss recoveries in the 2002 third quarter primarily related to an entertainment loan.  We have settled law suits for the collection of four of the five entertainment loans, which were charged-off in 2000 and 2001.

We believe our allowance for loan losses is adequate but not excessive as of September 30, 2002. However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	September 30, 2002	December 31, 2001

Nonperforming assets:

Loans past due 90 days or more

$

6

$

1,000

Nonaccrual loans

20,300

17,307

Total nonperforming assets

$

20,306

$

18,307

Nonperforming loans as a percentage of total gross loans

1.1

%

1.0

%

Nonperforming assets as a percentage of total assets

0.5

%

0.4

%

Allowance for loan losses:

$

73,800

$

72,375

As a percentage of total gross loans

3.9

%

4.1

%

As a percentage of nonaccrual loans

363.5

%

418.2

%

As a percentage of nonperforming loans

363.4

%

395.3

%

Nonperforming loans totaled $20.3 million, or 1.1% of total gross loans, at September 30, 2002, an increase of $2.0 million, or 10.9%, from the prior year-end total of $18.3 million, or 1.0% of total gross loans.

In addition to the loans disclosed in the foregoing analysis, we have identified four loans totaling $6.4 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming.  We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Deposits

Total deposits were $3.1 billion at September 30, 2002, a decrease of $285.6 million, or 8.4%, from the prior year-end total of $3.4 billion. A significant portion of the decrease in deposits during the first nine months of 2002 was concentrated in our time deposits and noninterest-bearing demand deposits, which decreased $144.7 million and $98.6 million, respectively.  This overall decrease was explained by a slowdown in the capital markets and venture capital fundings which has reduced our clients’ liquidity levels.

Market Risk Management

Interest rate risk is the most significant market risk impacting us. Our monitoring activities related to managing interest rate risk include both interest rate sensitivity “gap” analysis and the use of a simulation model to measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as our market value of portfolio equity (MVPE). See our 2001 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2001. There have been no changes in the assumptions used by us in monitoring interest rate risk as of September 30, 2002. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk and equity price risk. The impact on us resulting from these latter two market risks is not considered significant and no separate quantitative information concerning market rate and price exposure is presented herein. We do not maintain a portfolio of trading securities and do not intend to engage in such activities in the immediate future.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At September 30, 2002, the Bank’s ratio of liquid assets to total deposits was 42.0%. This ratio is well in excess of our minimum policy guidelines and was lower than the comparable ratio of 48.3% as of December 31, 2001. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of September 30, 2002, we were in compliance with all of these policy measures.

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

During the 2002 third quarter, we implemented a real estate investment trust (REIT) to serve as a future-funding vehicle.  We expect to be able to raise capital through the REIT at a lower cost of funds than funds raised directly through Silicon Valley Bank.  Additionally, we expect to obtain a tax benefit from the REIT structure for several quarters.

As of September 30, 2002, we repurchased 0.8 million shares of common stock totaling $13.5 million in conjunction with the $100.0 million share repurchase program authorized by our Board of Directors on September 16, 2002. We intend to continue to repurchase shares under the program, from time to time, under conditions which allow such repurchases to be accretive to earnings while maintaining capital ratios that exceed the guidelines for a well capitalized financial institution.

During the third quarter of 2002, we completed the share repurchase program authorized by the Board of Directors on March 21, 2002, which resulted in the repurchase of 2.3 million shares of common stock for an aggregate purchase price of $50.2 million.

During 2001, we completed the share repurchase program authorized by the Board of Directors on April 5, 2001, which resulted in the repurchase of 4.5 million shares of common stock for an aggregate purchase price of $99.9 million.

Stockholders’ equity totaled $622.3 million at September 30, 2002, a decrease of $5.2 million, or 0.8%, from the $627.5 million balance at December 31, 2001.  This decrease was primarily due to the net decline of our additional paid-in capital of $52.2 million, offset by net income of $41.4 million and an increase in other comprehensive income of $4.9 million.  We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of September 30, 2002.

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

Both Silicon Valley Bancshares and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of September 30, 2002, and December 31, 2001. Capital ratios for Silicon Valley Bancshares are set forth below:

	September 30, 2002	December 31, 2001

Silicon Valley Bancshares:
Total risk-based capital ratio	17.1%	17.2%
Tier 1 risk-based capital ratio	15.9%	15.9%
Tier 1 leverage ratio	15.0%	14.8%

Stock Option Program

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operations and productivity. Our 1997 equity incentive plan along with 1989 and 1983 stock option plans, provide for the granting of incentive and non-qualified stock options.  These options entitle directors, employees and certain other parties to purchase shares of our common stock at a price not less than 100% and 85% of the fair market value of the common stock on the date the option is granted for incentive and non-qualified stock options, respectively. Options may vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant.

Decisions regarding compensation of our executive officers, including those related to stock and stock options, are considered by our full board of directors, based upon the recommendations and analysis performed by the compensation committee, currently composed of members from our board of directors. All members of the compensation committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market.  See the “Report Of The Compensation and Benefits Subcommittee of the Executive Committee of the Board On Executive Compensation” included in our proxy statement dated March 19, 2002, for further information concerning our policies and procedures regarding the use of stock options.

Distribution and Dilutive Effect of Options

Employee and Executive Option Grants

Nine months ended September 30, 2002

		2001	2000

Net grants during the period as % of outstanding shares	1.4%	1.5%	2.5%
Grants to listed officers* during the period as % of total options granted	9.0%	9.5%	3.0%
Grants to listed officers* during the period as % of outstanding shares	0.3%	0.3%	0.1%
Cumulative options held by listed officers* as % of total options outstanding	9.5%	8.5%	7.2%

* See section “Executive Options” for listed officers, who are the four highest compensated members of our executive management team, who are deemed to be subject to the requirements of Section 16 of the Securities and Exchange Act of 1934, as of September 30, 2002.

During the first nine months of 2002, 91.0% of the options we granted went to employees other than the top four officers.  During the first nine months of 2002, we granted options to purchase 1,449,959 shares of our common stock to our employees, which was a net increase of 596,327 shares of options outstanding after deducting 512,616 shares for options exercised and 341,016 shares for options forfeited.  The net options granted after forfeitures represented 1.4% of our total outstanding shares of 42,972,104 as of September 30, 2002.

For the first nine months of this year, options granted to the four most highly compensated executive officers amounted to 9.0% of the grants made to all employees.  Options granted to the top four executive officers as a percentage of total options granted to all employees vary from year to year.

General Option Information

Summary of Option Activity As of End of September 30, 2002
		Options Outstanding
	Shares Available for Options	Number of Shares	Weighted-Average Exercise Price

Available at January 1, 2001	2,442,634	4,579,574	$17.93
Granted	(1,460,900)	1,460,900	25.95
Exercised	—	(613,609)	8.17
Forfeited	252,124	(252,124)	29.98
Expired	(3,706)	—	—
Available at December 31, 2001	1,230,152	5,174,741	20.80
Granted	(1,449,959)	1,449,959	28.33
Exercised	—	(553,616)	11.95
Forfeited	347,710	(347,710)	25.93
Expired	(181)	—	—
Additional shares reserved	1,500,000	—	—
Available at September 30, 2002	1,627,722	5,723,374	$21.68

In-the-Money and Out-of-the-Money Option Information As of End of September 30, 2002

	Exercisable		Unexercisable		Total
As of End of Quarter (Shares in millions)	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price

In-the-Money	1,011,481	$11.59	389,455	$7.50	1,400,936	$10.50
Out-of-the-Money(1)	876,261	27.21	3,446,177	27.37	4,322,438	27.34
Total Options Outstanding	1,887,742	18.87	3,835,632	25.36	5,723,374	21.68

(1) Out of money options are those options with an exercise price equal to or above the closing price of $16.93 at the end of September 30, 2002.

For additional information about our stock option plan for years 1999 through 2001, and the pro forma earnings presentation as if we  had expensed our stock options grants using the fair value method of accounting , please refer to page 68 through 70 of our Annual Report to Stockholders.

Market Information

The following table shows the high and low sales prices for our common stock for each quarterly period during the last two years, based on the daily closing price as reported by the Nasdaq National Market.

	2002		2001
Quarter	Low	High	Low	High
First	$21.17	$31.25	$21.06	$38.00
Second	$25.30	$33.87	$18.06	$31.65
Third	$16.75	$23.27	$16.67	$22.54

Executive Options:

Options granted to Listed Officers Year to date, as of September 30, 2002

	Individual Grants
Officers	Number of Securities Underlying Options Per Year to Date	Percent of Total Options Granted to Employees	Exercise of Base Price ($/Share)	Expiration Date
Kenneth P. Wilcox, President and CEO	50,000	3.4%	30.84	5/30/12
Harry W. Kellogg, Jr., President of Merchant Bank	15,000	1.0%	31.29	4/17/12
Marc J. Verissimo, Chief Strategy Officer	12,500	0.9%	31.29	4/17/12
Lauren Friedman, Chief Financial Officer	40,000	2.8%	24.57	1/16/12
	12,500	0.9%	31.29	4/17/12

The above table reflects the four highest compensated members of our executive management team, who are deemed to be subject to the requirements of Section 16 of the Securities and Exchange Act of 1934.  These options were granted pursuant to our 1997 Equity Incentive Plan (the “Plan”).  The Plan provides for administration of the Plan by our Board of Directors, or by a committee thereof to which the Board of Directors has delegated authority to administer the Plan (the “Administrator”).  The Administrator designates the persons to be granted options, the type of option, the number of underlying shares, the exercise price, the date of grant and the date options become exercisable.  These options were granted at 100% of the fair market value of our common stock on the date of grant.  The option grants vest ratably over four years and expire ten years from the date of grant.  Should the stock price decrease below the exercise price, these options become worthless.  Upon a “Change in Control” of Silicon Valley Bancshares or Silicon Valley Bank, the options become fully exercisable.  See “Termination Agreements” included in our proxy statement dated March 19, 2002, on file with the Securities and Exchange Commission.

Option Exercises and Remaining Holdings of Listed Officers

Year to Date, as of September 30, 2002

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at End of Quarter Date		Values of Unexercised In-the-Money Option at End of Quarter Date (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Kenneth P. Wilcox	—	—	108,500	126,500	$861,105	$67,035
Harry W. Kellogg, Jr.	—	—	89,875	67,625	696,105	67,035
Marc J. Verissimo	30,000	$920,530	44,250	60,750	251,686	44,690
Lauren Friedman	—	—	—	52,500	—	—

(1) The dollar value of options does not represent actual realizable value to the optionee, but was computed by multiplying the number of shares by the closing market price of our common stock at September 30, 2002, less the number of shares times the closing market price of our common stock on the date grants were approved by our Board of Directors.  Market prices used were those quoted in the National Association of Securities Dealers Automated Quotation/National Market.

Equity Compensation Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column two)
Equity compensation plans approved by shareholders	5,723,374	$21.68	1,627,722
Equity compensation plans not approved by shareholders	n/a	n/a	n/a
TOTAL	5,723,374	$21.68	1,627,722

ITEM 4 - EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at September 30, 2002, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

On October 28, 2002, the Company filed a report on Form 8-K to announce that on October 17, 2002, the Company held a conference call relating to its earnings release for the three months ended September 30, 2002.

On September 12, 2002, the Company filed a report on Form 8-K to announce that in response to the SEC’s adoption of Rule 10b5-1, the Board of Directors of the Company approved amendments to its insider trading policy to permit its officers and directors subject to the Company’s insider trading guidelines to enter into written trading plans complying with SEC Rule 10b5-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON VALLEY BANCSHARES

Date: November 13, 2002	/s/ Donal D. Delaney
Donal D. Delaney
Controller
(Principal Accounting Officer)

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Kenneth P. Wilcox, certify, that to my knowledge, the Quarterly Report of Silicon Valley Bancshares on Form 10-Q for the quarterly period ended September 30, 2002, (i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) that the information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Silicon Valley Bancshares.

Date: November 13, 2002	/s/ Kenneth P. Wilcox
Kenneth P. Wilcox

President and Chief Executive Officer

(Principal Financial Officer)

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Lauren Friedman, certify, that to my knowledge, the Quarterly Report of Silicon Valley Bancshares on Form 10-Q for the quarterly period ended September 30, 2002, (i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) that the information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Silicon Valley Bancshares.

Date: November 13, 2002	/s/ Lauren Friedman
Lauren Friedman

Chief Financial Officer

(Principal Financial Officer)

QUARTERLY CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Ken Wilcox, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Silicon Valley Bancshares;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Kenneth P. Wilcox
Kenneth P. Wilcox
President and Chief Executive Officer
(Principal Financial Officer)

I, Lauren Friedman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Silicon Valley Bancshares;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Lauren Friedman
Lauren Friedman
Chief Financial Officer
(Principal Financial Officer)