Form 10-K
period 2002-12-31
SILICON VALLEY BANCSHARES
filed 2003-03-05
CIK 719739

QuickLinks -- Click here to rapidly navigate through this document

As filed with the Securities and Exchange Commission on March 5, 2003

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2002
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the Nasdaq National Market was $1,203,441,259.

        At January 31, 2003, 38,912,748 shares of the registrant's common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference

Documents Incorporated	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company's 2003 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2002	Part III

PART I

ITEM 1. BUSINESS

General

        Silicon Valley Bancshares is a bank holding company and a financial holding company. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank's deposits are insured by the Federal Deposit Insurance Corporation. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054 and our telephone number is 408.654.7400. When we refer to "Silicon Valley Bancshares," or "we" or similar words, we intend to include Silicon Valley Bancshares and all of its subsidiaries collectively, including Silicon Valley Bank. When we refer to "Silicon," we are referring only to Silicon Valley Bancshares.

        Silicon Valley Bank's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by Silicon Valley Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of its earnings. Silicon Valley Bank also provides a wide variety of fee-based financial services to its clients, including private label client investment and sweep products, foreign exchange products and deposit services. Over the long term, Silicon Valley Bank seeks to generate strong operating results by leveraging its lending practice to obtain warrant agreements to purchase equity in the technology and life sciences companies of the future.

        Our strategy is to increase our revenues by marketing our full range of financial products and services to clients and venture capital industry contacts we originally developed through our commercial banking business. In addition to our commercial banking services, we engage in venture capital fund and direct equity investment activities, fee-based merger and acquisition services and venture capital fund and fund of funds management. We believe that our ability to successfully cross-sell our five lines of banking and financial services to our clients is one of the strengths of our business model.

        We serve more than 9,500 clients across the country through 27 regional offices. We have 11 offices throughout California and operate regional offices across the country, including Arizona, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. We serve emerging-growth and mature companies in the technology and life sciences markets, as well as premium wineries. We believe our focus on specialized markets and extensive knowledge of the people and business issues driving them, that we provide a level of service and partnership that contributes to our clients' success.

Business Overview

        Silicon Valley Bancshares is organized along five lines of banking and financial services as follows:

Commercial Banking

        We provide cash management services including deposit services, collection services, disbursement services, electronic funds transfers, and online banking through SVBeConnect.

        International banking services include trade services, foreign exchange services, export trade finance, and international cash management.

        We also provide investment and advisory services through our broker-dealer, SVB Securities, which includes mutual funds, fixed income securities, and investment reporting and monitoring.

        Our lending services include traditional term loans, commercial finance lending, and structured finance lending.

Investment Banking

        We provide merger and acquisition and corporate partnering services through our broker-dealer subsidiary, Alliant Partners.

Private Banking

        We provide a wide array of loan, personal asset management, mortgage services, trust and estate planning tailored for high-net-worth individuals. We also provide investment advisory services to these clients through our subsidiary, Woodside Asset Management, Inc.

Merchant Banking

        We make private equity and venture capital fund investments, international alliances and manage two limited partnerships: a venture capital fund and a fund of funds.

Other Business Services

        We provide Web-based business services, professional services, and executive placement services. Client Exchange™ is our online bulletin board, resume, and assets exchange service, and BenchmarkPro gives our clients the opportunity to see the financial performance of companies relative to their industry.

        In each of the industry sectors we serve, our products and services are tailored to the client's business life cycle, from early stage through maturity.

Industry Sectors

Technology and Life Sciences

        We serve a variety of clients in the technology and life sciences industries and markets. A key component of our technology and life sciences business strategy is to develop relationships with these clients at an early stage and offer them banking products and services throughout the business life cycle. We have cultivated strong relationships with venture capital firms, many of which are also clients, providing us access to many other potential clients.

        Our early-stage clients generally keep large cash balances in their deposit accounts and usually do not borrow large amounts under their credit facilities. The primary source of funding for most early-stage clients is equity from venture capitalists and public markets. Lending to this market typically involves working capital lines of credit, equipment financing, asset acquisition loans, and bridge financing.

        In the past few years, we expanded our target market within the technology and life sciences sector by adding an extended suite of financial products and services attractive to later-stage companies. From this initiative, we established our corporate technology practice, a network of senior lenders in every geographic region in which we operate, focused solely on the specific financial needs of our more mature clients. Today, we can comfortably address the financial needs of all companies in our target market, whether they are entrepreneurs with innovative ideas or multinational corporations with hundreds of millions of dollars in sales.

        Our technology and life sciences clients generally fall into the following industries:

  Communications and Electronics

          The world's growing demand for faster, more convenient communication is driving entrepreneurs to create new telecommunications services, the infrastructure for delivering them and advanced electronics for accessing them. Companies in these fields face intense competitive pressures from established global corporations. Additionally, these companies are challenged with the complexity of mastering rapidly evolving optical and semiconductor technology. We help these companies gain access to the capital they need to bring their innovations to market and gain the critical mass required for long-term success.

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

  Life Sciences

          Our life sciences practice serves companies in the biotechnology, drug discovery, medical software, and medical devices industries. The biotechnology industry includes companies involved in research and development of therapeutics and diagnostics for the medical and pharmaceuticals industries. The medical devices industry encompasses companies involved in the design, manufacturing, and distribution of surgical instruments and medical equipment.

Premium Wineries

        Our premium wineries practice has become a leading provider of financial services to the rapidly expanding U.S. premium wine industry. We focus on vineyards and wineries that produce grapes and wines of the highest quality.

Industry Sectors Exited During 2002

        For many years, Silicon Valley Bancshares pursued a strategy of niche expansion that translated into reaching beyond the boundaries of technology and life sciences sectors, to penetrate what we thought to be under-served markets. In late 2002, we decided to focus our resources on the most profitable industry sectors served by us, which are technology, life sciences and premium wineries. As a result of narrowing our focus, we deliberately exited three niches: real estate, media, and religious lending. We will continue to service our existing real estate, media and religious niche loans until they are paid-off. However, we will not seek any new lending opportunities in these niches. We expect the termination of these niches to enable us to focus on more profitable aspects of our business and improve overall profitability.

Equity Securities

        We frequently obtain rights to acquire stock in the form of warrants in certain client companies as part of negotiated credit facilities. We also make investments in venture capital funds and direct equity investments in companies. As of December 31, 2002, we held 1,818 warrants in 1,355 companies, had investments in 244 venture capital funds, and had private equity investments in 25 companies. Additionally, we had private equity investments in 24 companies through our venture capital fund, Silicon Valley BancVentures, L.P. and made investments in 20 venture capital funds through our fund of funds, SVB Strategic Investors Fund, L.P.

Consolidated Managed Merchant Banking Activities

        In 2000, we formed SVB Strategic Investors, LLC, the general partner of SVB Strategic Investors Fund, L.P. SVB Strategic Investors Fund, L.P. raised approximately $135.3 million in committed capital to invest as a limited partner in top-tier venture funds, leading regional venture funds, and venture funds with a unique niche. We have committed capital of $15.0 million to SVB Strategic Investors Fund, L.P., representing an ownership interest of 11.1%, of which $3.9 million has been funded as of December 31, 2002. Effective January 1, 2003, the agreement of limited partnership of SVB Strategic Investors Fund, L.P. was amended to reduce the amount of capital that can be called by 10% to $121.8 million as a result of reductions in the size of the underlying venture capital funds. Thus, our committed capital that can be called was reduced to $13.5 million.

        In 2000, we formed Silicon Valley BancVentures, Inc., the general partner of Silicon Valley BancVentures, L.P. Silicon Valley BancVentures, L.P. raised $56.1 million in committed capital to make private equity investments in emerging growth technology and life sciences companies throughout the United States. We have committed capital of $6.0 million to Silicon Valley BancVentures, L.P., representing an ownership interest of 10.7%, of which $2.0 million has been funded as of December 31, 2002.

Business Combinations

        On October 1, 2002, we acquired substantially all of the assets of Woodside Asset Management, Inc., an investment advisor firm, which has approximately $200 million under management for 70 clients. We are offering Woodside Asset Management's services as part of our private banking services. Additionally, as part of this acquisition, Silicon Valley Bancshares obtained the general partner interests in two limited partnerships, Taurus, L.P. and Libra, L.P., with total assets aggregating $12.4 million. We have less than a 1% ownership interest in each of these funds. The remaining ownership interest represents limited partners' funds invested on their behalf by the general partner in certain fixed income and marketable equity securities. However, due to our ability to control the investing activities of these limited partnerships, we have consolidated the related results of operations and financial condition into our consolidated financial statements as of and for the three-month period ended December 31, 2002. This acquisition did not have a material impact on goodwill and is not expected to materially impact our earnings in the short-term.

        On September 28, 2001, a subsidiary of Silicon Valley Bank, SVB Securities, Inc., completed the acquisition of Alliant Partners, an investment banking firm providing merger and acquisition and corporate partnering services. Our investment banking business continues to do business under the name "Alliant Partners." See "Item 8. Consolidated Financial Statements and Supplementary Data—Notes 2 to the Consolidated Financial Statements—Business Combinations." On October 1, 2002, Alliant Partners was sold from Silicon Valley Bank to Silicon. This transfer allows Alliant Partners to operate under less restrictive bank holding company regulations and increasing our capital ratios at Silicon Valley Bank.

Competition

        The banking and financial services industry is highly competitive. Our current competitors include other banks and specialty and diversified financial services companies that offer lending, leasing, and other financial products to our customer base. The principal competitive factors in our markets include product offerings, service and pricing. We believe we compete favorably in all our markets in all of these areas.

Employees

        As of December 31, 2002, we employed approximately 1,019 full-time equivalent employees. None of our employees are represented by a labor union, and our employee relations are considered good. Competition for qualified personnel in our industry is significant, particularly for client relationship manager positions and officers and employees with strong relationships with the venture capital community. Our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

Supervision and Regulation

        Our operations are subject to extensive regulation by federal and state banking regulatory agencies. This regulatory framework is intended primarily to protect Silicon Valley Bank's depositors and the federal deposit insurance fund from losses and is not for the benefit of our stockholders. As a bank holding company and a financial holding company, Silicon is subject to the Federal Reserve Board's supervision and examination under the Bank Holding Company Act, or BHC Act, as revised by the Gramm-Leach-Bliley Act, discussed below. Silicon Valley Bank, as a California-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Board through the Federal Reserve Bank of San Francisco and the Commissioner of the California Department of Financial Institutions. The following summary describes some of the more significant laws, regulations and policies that affect our operations. This summary is not intended to be a complete listing of all laws that apply to us. Any change in the statutes, regulations, or policies that apply to our operations may have a material effect on our business.

Gramm-Leach-Bliley Act

        On November 12, 1999, the Gramm-Leach-Bliley Act, or GLB Act, was signed into law, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. It also revised the BHC Act to permit a qualifying bank holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, securities, and merchant banking activities. It permits financial holding companies to acquire many types of financial firms without the prior approval of the Federal Reserve Board. On November 14, 2000, Silicon became a financial holding company.

        The GLB Act provides expanded financial affiliation opportunities for existing bank holding companies and permits other financial services providers to acquire banks and become bank holding companies without ceasing any existing financial activities. Previously, a bank holding company could only engage in activities that were "closely related to banking." This limitation no longer applies to bank holding companies that qualify to be treated as financial holding companies. To qualify as a financial holding company, a holding company's subsidiary depository institutions must be well capitalized and have at least satisfactory general, managerial and Community Reinvestment Act examination ratings. A nonqualifying bank holding company is limited to activities that were permissible under the BHC Act as of November 11, 1999.

        The GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state bank subsidiaries. The GLB Act permits a national bank to underwrite, deal in and purchase state and local revenue bonds. It also allows a subsidiary of a national bank to engage in financial activities that the bank cannot, except for general insurance underwriting and real estate development and investment. In order for a subsidiary to engage in new financial activities, the national bank and its depository institution affiliates must be well capitalized; have at least satisfactory general, managerial, and Community Reinvestment Act examination ratings; and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks. For state banks that are members of the Federal Reserve System like Silicon Valley Bank, prior approval of the Federal Reserve is required before a bank can create a subsidiary to capitalize on the additional financial activities empowered by the GLB Act.

        The GLB Act also reformed the overall regulatory framework of the financial services industry. In order to implement its underlying purposes, the GLB Act pre-empted state laws that would restrict the types of financial affiliations that are authorized or permitted under the GLB Act, subject to specified exceptions for state insurance laws and regulations.

        Separately, the GLB Act imposes customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers who obtain a financial product such as a loan for personal, family, or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter. The financial company must also disclose its policies concerning the sharing of the customer's nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information-sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing, or other marketing through electronic mail. Financial companies were required to be in compliance with these consumer privacy requirements no later than July 1, 2001.

        As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act"), Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA). IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that increase the obligation of financial institutions, including Silicon Valley Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. Silicon Valley Bank is also barred from dealing with foreign "shell" banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the BHC Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application to expand operations. Silicon Valley Bank has in place a Bank Secrecy Act compliance program.

Capital Standards Applicable to Silicon and Silicon Valley Bank

  Silicon

          The Federal Reserve Board has adopted minimum risk-based capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and those recorded as off-balance sheet items. These include transactions, such as commitments, letters of credit, and recourse arrangements. Under these guidelines, dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are adjusted by one of several conversion factors and/or risk adjustment percentages. The Federal Reserve Board requires bank holding companies generally to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well capitalized) and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% (6% to be well capitalized). The Federal Reserve Board also requires Silicon Valley Bancshares to maintain a minimum amount of Tier 1 capital to total quarterly average assets, referred to as the Tier 1 leverage ratio. For a bank holding company in the highest of the five categories used by regulators to rate banking organizations, the minimum Tier 1 leverage ratio must be 3%. For all other institutions the ratio is 4% (5% to be well capitalized). In addition to these requirements, the Federal Reserve Board may set individual minimum capital requirements for specific institutions at rates substantially above the minimum guidelines and ratios. Under certain circumstances, Silicon must file written notice with, and obtain approval from, the Federal Reserve Board prior to purchasing or redeeming its equity securities. See "Item 1. Business—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms" for additional discussion of capital ratios.

          Silicon is subject to rules that govern the regulatory capital treatment of equity investments in nonfinancial companies made on or after March 13, 2000, and that are held under certain specified legal authorities by a bank holding company. Under the rules, these equity investments will be subject to a separate capital charge that will reduce a bank holding company's Tier 1 capital and, correspondingly, will remove these assets from being taken into consideration in establishing a bank holding company's required capital ratios discussed above. Silicon's capital ratios exceeded the well-capitalized requirements, as defined above, at December 31, 2002. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 22 to the Consolidated Financial Statements—Regulatory Matters" for Silicon's capital ratios as of December 31, 2002.

          The rules provide for the following incremental Tier 1 capital charges: 8% of the adjusted carrying value of the portion of such aggregate investments that are up to 15% of Tier 1 capital; 12% of the adjusted carrying value of the portion of such aggregate investments that are between 15% and 25% of Tier 1 capital; and 25% of the adjusted carrying value of the portion of such aggregate investments that exceed 25% of Tier 1 capital. The rules normally do not apply to unexercised warrants acquired by a bank as additional consideration for making a loan or to equity securities that are acquired in satisfaction of a debt previously contracted and that are held and divested in accordance with applicable law.

  Silicon Valley Bank

          The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well capitalized) and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4% (6% to be well capitalized). In addition to the risk-based guidelines, federal banking regulators also require banking organizations to maintain a minimum Tier 1 leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum Tier 1 leverage ratio must be 3%. For all other institutions the ratio is 4% (5% to be well capitalized). In addition to these uniform risk-based capital guidelines and leverage-ratio requirements that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates substantially above the minimum guidelines and ratios. Silicon Valley Bank's capital ratios exceeded the well-capitalized requirements, as defined above, at December 31, 2002. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 22 to the Consolidated Financial Statements—Regulatory Matters" for Silicon's and the Bank's capital ratios as of December 31, 2002.

          Like Silicon, Silicon Valley Bank is subject to rules that govern the regulatory capital treatment of equity investments in non-financial companies made on or after March 13, 2000, but Silicon Valley Bank does not currently hold any such equity investments. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 22 to the Consolidated Financial Statements—Regulatory Matters" for Silicon Valley Bank's capital ratios as of December 31, 2002.

          The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank's capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions that have substantial amounts of their assets concentrated in high-risk loans or nontraditional banking activities and who fail to adequately manage these risks may be required to set aside capital in excess of the regulatory minimums.

Bank Holding Company Regulation of Silicon

        As a registered bank holding company and a financial holding company, Silicon and its subsidiaries are subject to the Federal Reserve Board's supervision, regulation, examination, and reporting requirements under the BHC Act, as revised by the GLB Act. Prior to becoming a financial holding company under the BHC Act, Silicon was required to seek the prior approval of the Federal Reserve Board before acquiring ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all of the assets, of any company, including a bank or bank holding company. As a financial holding company, the prior approval of the Federal Reserve Board is not required to acquire ownership or control of entities engaged in specified financial activities, although the existing restrictions on directly or indirectly acquiring shares of a bank or savings association are still applicable. In addition, prior to becoming a financial holding company, Silicon was generally allowed to engage, directly or indirectly, only in banking and other activities that were deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As a financial holding company under the GLB Act, Silicon is permitted to engage in a full range of financial activities, including banking, insurance and securities activities, and additional activities that the Federal Reserve Board determines to be financial in nature, incidental to such financial activities, or complementary to a financial activity.

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

Sarbanes-Oxley Act of 2002

        On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the S-O Act) implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards, and will be funded by fees from all publicly traded companies, the law restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by a company's audit committee members. In addition, the audit partners must be rotated. Chief executive officers and chief financial officers, or their equivalent, are required to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the S-O Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. Longer prison terms and increased penalties will be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted.

        The S-O Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with a company's "registered public accounting firm" (RPAF). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" and if not, why not. Under the S-O Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer, or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The S-O Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate, or mislead any independent public or certified accountant engaged in the audit of a company's financial statements for the purpose of rendering the financial statement's materially misleading.

        The board is determined to continue a corporate governance structure that meets or exceeds the requirements of the Sarbanes-Oxley Act.

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

Restrictions on Dividends

        Silicon is a legal entity separate and distinct from Silicon Valley Bank. Silicon Valley Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to Silicon. During 2002, Silicon Valley Bank paid dividends of $80.0 million to Silicon. Consequently, under these regulatory restrictions, the remaining amount available for payment of dividends to Silicon by Silicon Valley Bank totaled $13.7 million at December 31, 2002. During 2001, Silicon Valley Bank paid dividends of $140.0 million to Silicon. The Federal Reserve Board and the Commissioner have the authority to prohibit Silicon Valley Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. Depending upon the financial condition of Silicon Valley Bank and other factors, the regulators could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. If Silicon Valley Bank fails to comply with its minimum capital requirements, its regulators could restrict its ability to pay dividends using prompt corrective action or other enforcement powers. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 23 to the Consolidated Financial Statements—Regulatory Matters" for further discussion on dividend restrictions.

Transactions with Affiliates

        Silicon Valley Bank is subject to restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Silicon or other affiliates; the purchase of, or investments in, stock or other securities of Silicon or other affiliates; and the taking of such securities as collateral for loans, and the purchase of assets of Silicon or other affiliates. These restrictions prevent Silicon and such other affiliates from borrowing from Silicon Valley Bank unless the loans are secured by specified amounts of collateral. Any such secured loans and investments by Silicon Valley Bank to, or in, Silicon or to, or in, any other affiliate are limited individually to 10% of Silicon Valley Bank's capital and surplus (as defined by federal regulations); and such secured loans and investments are limited to, in the aggregate, 20% of Silicon Valley Bank's capital and surplus (as defined by federal regulations). California law also imposes restrictions on transactions involving Silicon and other controlling persons of Silicon Valley Bank. Additional restrictions on transactions with affiliates may be imposed on Silicon Valley Bank under the prompt corrective action provisions of federal law. See "Item 1. Business—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms" for related discussion regarding restrictions on transactions with affiliates.

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

        Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower-capital category, an insured bank is subject to more restrictions, including restrictions on the bank's activities, operational practices or the ability to pay dividends. However, the federal banking agencies may not treat an institution as critically undercapitalized unless its capital ratios actually warrant such treatment.

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

Safety and Soundness Guidelines

        The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) asset growth; and (5) compensation, fees, and benefits. In addition, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

        Silicon Valley Bank's deposit accounts are insured by the Bank Insurance Fund (BIF), as administered by the Federal Deposit Insurance Corporation, up to the maximum permitted by law. The Federal Deposit Insurance Corporation's annual assessment for the insurance of BIF deposits as of December 31, 2002, ranged from 0 to 27 basis points per $100 of insured deposits. The amount charged is based on the regulatory capital of an institution and on a supervisory assessment of its operational risk profile. At December 31, 2002, Silicon Valley Bank's assessment rate was the statutory minimum assessment.

        Silicon Valley Bank is also required to pay an annual assessment of approximately 1.7 basis points per $100 of insured deposits toward the retirement of U.S. government-issued financing orporation bonds.

        The Federal Deposit Insurance Corporation may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the Federal Deposit Insurance Corporation will be required to assess premiums on all banks for the first time since 1996. Any increase in assessments or the assessment rate could have a material adverse effect on our earnings, depending on the amount of the increase.

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

Community Reinvestment Act and Fair Lending

        Silicon Valley Bank is subject to a variety of fair lending laws and reporting obligations involving home mortgage lending operations and the Community Reinvestment Act, or CRA activities. The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including low- to moderate-income neighborhoods. In July 2002, the Federal Reserve Board approved Silicon Valley Bank's CRA Strategic Plan. This plan details our strategy in meeting our CRA obligations and is in effect from July 2002 through July 2005. The first CRA examination under this plan is scheduled for August 2003. In April 2001, the Federal Reserve Board rated Silicon Valley Bank "satisfactory" in complying with its CRA obligations. A bank can become subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities or assessing whether to approve certain applications.

Regulation of Certain Subsidiaries

        Two of our subsidiaries, Alliant Partners and SVB Securities, are registered as broker-dealers with the Securities and Exchange Commission ("SEC") and as such are subject to regulation by the SEC and by self-regulatory organizations, such as the National Association of Securities Dealers, Inc. (NASD).

        Our broker-dealer subsidiaries are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the "Exchange Act"), which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, our broker-dealer subsidiaries are required to maintain the minimum net capital deemed necessary to meet broker-dealers' continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of Silicon Valley Bancshares to withdraw capital from Alliant Partners and limit the ability of Silicon Valley Bank to withdraw capital from SVB Securities.

        As broker-dealers, Alliant Partners and SVB Securities are also subject to other regulations covering the operations of their respective businesses, including sales and trading practices; use of client funds and securities; and conduct of directors, officers, and employees. Broker-dealers are also subject to regulation by state securities administrators in the states where they do business. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses; the imposition of censures or fines; the issuance of cease and desist orders; and the suspension or expulsion from the securities business of a firm, its officers, or its employees. The SEC and the national securities exchange emphasize in particular the need for supervision and control by broker-dealers of their employees.

        Our investment advisory subsidiary, Woodside Asset Management, Inc., is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to that act and the rules and regulations promulgated there under.

Available Information

        Our Internet address is http://www.svb.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Silicon Valley Bancshares was incorporated in Delaware in 1999.

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

        In 2002, we exited leased premises, located in Santa Clara, California, approximating 18,000 square feet. The lease on the building will expire in August 2005. Our management determined that the premises would have no future economic value to our operations, except for any potential future sub-lease arrangement. Therefore, during 2002, we incurred charge-offs of approximately $2.5 million related to the exit of these premises.

        We currently operate 27 regional offices. We operate throughout the Silicon Valley in Fremont, Santa Clara, Palo Alto, and on Sand Hill Road, which is the center of the venture capital community in California. Other regional offices in California include: Irvine, Los Angeles, Napa Valley, San Diego, San Francisco, Santa Barbara, and Sonoma. Office locations outside of California include: Phoenix, Arizona; Boulder, Colorado; West Palm Beach, Florida; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; New York, New York; Durham, North Carolina; Portland, Oregon; Philadelphia, Pennsylvania; Austin, Texas; Dallas, Texas; Northern Virginia; and Seattle, Washington. All of our properties are occupied under leases, which expire at various dates through October 2008, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

ITEM 3. LEGAL PROCEEDINGS

        There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 2002, or at the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote by the stockholders of Silicon Valley Bancshares' common stock during the fourth quarter of 2002.

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

	2002		2001
Quarter
	Low	High	Low	High
First	$21.17	$31.25	$21.06	$38.00
Second	$25.30	$33.87	$18.06	$31.65
Third	$16.75	$27.01	$16.67	$22.54
Fourth	$14.58	$19.94	$18.68	$27.81

Stockholders

        There were 775 registered holders of stock as of December 31, 2002. Additionally, we believe there were approximately 8,573 beneficial holders of common stock whose shares are held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.

Dividends

        We have not paid cash dividends on our common stock since 1992. Currently, we have no plan to pay cash dividends on our common stock. Periodically, we evaluate the decision of paying cash dividend in the context of our performance, general economic performance, and relevant tax and financial parameters. Our ability to pay cash dividends is limited by generally applicable corporate and banking laws and regulations. See "Item 1. Business—Supervision and Regulation—Restrictions on Dividends," and "Item 8. Consolidated Financial Statements and Supplementary Data—Note 23 to the Consolidated Financial Statements—Regulatory Matters" for additional discussion on restrictions and limitations on the payment of dividends imposed on us by government regulations.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to our prior years results to conform to 2002 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity. In addition, the common stock summary information has been restated to reflect two-for-one stock splits affected on May 1, 1998 and May 15, 2000.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars and shares in thousands, except per share amounts)
Income Statement Summary:
Net interest income	$194,708	$262,985	$329,848	$205,439	$146,615
Provision for loan losses	3,882	16,724	54,602	52,407	37,159
Noninterest income	67,858	70,833	189,630	58,855	23,162
Noninterest expense	186,374	183,488	198,361	125,659	83,645
Minority interest	7,767	7,546	460	—	—

Income before income tax expense	80,077	141,152	266,975	86,228	48,973
Income tax expense	26,719	52,998	107,907	34,030	20,117

Net income	$53,358	$88,154	$159,068	$52,198	$28,856

Common Share Summary:
Basic earnings per share	$1.21	$1.85	$3.41	$1.27	$0.71
Diluted earnings per share	1.18	1.79	3.23	1.23	0.69
Book value per share	14.55	13.82	12.54	8.23	5.21
Weighted average basic shares outstanding	44,000	47,728	46,656	41,258	40,536
Weighted average diluted shares outstanding	45,080	49,155	49,220	42,518	41,846
Year-End Balance Sheet Summary:
Investment securities	$1,535,694	$1,833,162	$2,107,590	$1,747,408	$1,397,502
Loans, net of unearned income	2,086,080	1,767,038	1,716,549	1,623,005	1,611,921
Goodwill	100,549	96,380	—	—	—
Assets	4,183,181	4,172,077	5,626,775	4,596,398	3,545,452
Deposits	3,436,127	3,380,977	4,862,259	4,109,405	3,269,753
Long-term debt	17,397	25,685	—	—	—
Trust preferred securities	39,472	38,641	38,589	38,537	38,485
Stockholders' equity	590,350	627,515	614,121	368,850	215,865
Average Balance Sheet Summary:
Investment securities	$1,554,035	$1,817,379	$1,932,461	$1,576,630	$1,123,152
Loans, net of unearned income	1,762,296	1,656,958	1,580,176	1,591,634	1,318,826
Goodwill	98,252	24,955	—	—	—
Assets	3,866,242	4,372,000	5,180,750	3,992,410	2,990,548
Deposits	3,063,516	3,581,725	4,572,457	3,681,598	2,746,041
Long-term debt	23,769	6,652	—	—	—
Trust preferred securities	38,667	38,611	38,559	38,507	23,621
Stockholders' equity	631,005	651,861	478,018	238,085	198,675
Capital Ratios:
Total risk-based capital ratio	16.0%	17.2%	17.7%	15.5%	11.5%
Tier 1 risk-based capital ratio	14.8%	15.9%	16.5%	14.3%	10.3%
Tier 1 leverage ratio	13.9%	14.8%	12.0%	8.8%	7.6%
Average stockholders' equity to average assets	16.3%	14.9%	9.2%	6.0%	6.6%
Selected Financial Ratios:
Return on average assets	1.4%	2.0%	3.1%	1.3%	1.0%
Return on average stockholders' equity	8.5%	13.5%	33.3%	21.9%	14.5%
Efficiency ratio	67.3%	52.5%	45.6%	53.5%	53.6%
Net interest margin	5.7%	6.8%	6.9%	5.5%	5.2%
Other Data:
Private label client investment and sweep product balances	$8,495,321	$9,283,368	$10,805,694	$5,666,278	$1,096,300

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Please read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this report.

        This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our senior management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include:

  (1)
  Projections of our revenues, income, earnings per share, capital expenditures, capital structure or other financial items

  (2)
  Descriptions of strategic initiatives, plans or objectives of our management for future operations, including pending acquisitions

  (3)
  Descriptions of products, services, and industry sectors

  (4)
  Forecasts of future economic performance

  (5)
  Descriptions of assumptions underlying or relating to any of the foregoing

        In this report, we make forward-looking statements discussing our management's expectations about:

  (1)
  Future changes in our average loan balances and their impact on our net interest margin

  (2)
  Future changes in short-term interest rates and their impact on our earnings

  (3)
  Future changes in private label investment product balances due to transferring of private label investment operations from Silicon Valley Bank to its wholly owned broker-dealer subsidiary

  (4)
  Future revenue of Alliant Partners

  (5)
  Future investment gains or losses from private equity and venture capital fund investments

  (6)
  Future changes in trust preferred securities distributions expense due to changes in hedging interest rates

  (7)
  Future changes in market prices of the underlying common stock and its impact on future warrant income of those companies

  (8)
  Future changes in allowance for loan losses balance

  (9)
  Future cost of funds savings from raising capital through real estate investment trust

  (10)
  Future tax benefits from real estate investment trust

  (11)
  Future common stock repurchases

        You can identify these and other forward-looking statements by using such words as: "becoming," "may," "will," "should," "predicts," "potential," "continue," "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," or using the negative of such words, or comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs, as well as our assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management's forward-looking statements.

        For information about factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the subsection titled "Risk Factors" at the end of this section. We urge investors to consider these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

        Certain reclassifications have been made to our prior years' results to conform to 2002 presentations. Such reclassifications had no effect on our results of operations or stockholders' equity.

Critical Accounting Policies

Marketable Equity Securities

        Investments in marketable equity securities include warrants for shares of publicly-traded companies and investments in shares of publicly-traded companies. Equity securities in our warrant, direct equity, and venture capital fund portfolios generally become marketable when a portfolio company completes an initial public offering on a publicly-reported market, or is acquired by a publicly-traded company. Our merchant banking marketable warrant and equity securities totaled $0.8 million at December 31, 2002 and $2.5 million at December 31, 2001. Marketable equity securities related to Taurus, L.P. and Libra, L.P. totaled approximately $7.1 million, see "Item 1. Business—Acquisitions." These instruments are classified as available-for-sale and are accounted for at fair value. We recognized gains from the disposition of client warrants in our consolidated statements of income of $1.7 million in 2002, $8.5 million in 2001, and $86.3 million in 2000.

        Unrealized gains or losses on warrant and equity investment securities are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Instruments."

          1.    Unrealized gains or losses after applicable taxes, on available-for-sale marketable equity securities that result from initial public offerings are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders' equity. Unrealized losses on available-for-sale securities become realized and are charged against earnings when it is determined that an other than temporary decline in value has occurred. Further, the cost basis of the individual security is written down to fair value as a new cost basis. We are often contractually restricted from selling equity securities subsequent to the portfolio company's initial public offering. Gains or losses on these marketable equity instruments are recorded in our consolidated statements of income in the period the underlying securities are sold to a third party.

          2.    Gains or losses on marketable warrant and equity investment securities that result from a portfolio company being acquired by a publicly-traded company are marked to market when the acquisition occurs. The resulting gains or losses are recognized into income on that date, in accordance with Emerging Issues Task Force, Issue No. 91-5, "Nonmonetary Exchange of Cost-Method Investments." Further fluctuations in the market value of these marketable equity instruments, prior to eventual sale, are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders' equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition price, are recognized in our consolidated statements of income.

        Notwithstanding the foregoing, a decline in the fair value of any of these securities that is considered other than temporary, is recorded in our consolidated statements of income in the period the impairment occurs.

        We consider our marketable equity securities accounting policies to be critical, as the timing and amount of income, if any, from these instruments typically depend upon factors beyond our control. These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, fluctuations in the market prices of the underlying common stock of these companies, and legal and contractual restrictions on our ability to sell the underlying securities. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount of $0.7 million and are likely to vary materially from period to period.

Non-Marketable Equity Securities

        We invest in non-marketable equity securities in several ways:

  •
  Through the exercise of warrants obtained in the normal course of lending

  •
  By direct purchases of preferred or common stock in privately-held companies

  •
  By capital contributions to venture capital funds, which in turn, make investments in preferred or common stock of privately held companies

  •
  Through our venture capital fund, Silicon Valley BancVentures, L.P., which makes investments in preferred or common stock of privately held companies

  •
  Through our fund of funds, SVB Strategic Investors Fund, L.P., which makes investments in venture capital funds, which in turn invest in privately held companies

        Unexercised warrant securities are recorded at a nominal value on our consolidated balance sheets. They are carried at this value until they become marketable or expire.

        A summary of our accounting policies for other non-marketable equity securities is presented in the following table. A complete description of the accounting policies follows the table.

Private Equity and Venture Capital Fund Investments
Wholly-Owned by Silicon	Cost Basis Less Identified Impairment, If Any
Owned by Silicon Valley BancVentures, L.P. and SVB Strategic Investors Fund, L.P.	Investment Accounting, Adjust To Fair Value On A Quarterly Basis Through The Statement Of Income

        Non-marketable venture capital fund investments and other direct private equity investments wholly-owned by Silicon totaled $31.6 million at December 31, 2002 and $30.7 million at December 31, 2001 (excluding our ownership interest in our managed funds, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., which are described below.) We record these investments on a cost basis as our interests are considered minor because we own less than 5% of the company and have no influence over the company's operating and financial policies. Our cost basis in each investment is reduced by returns until the cost basis of the individual investment is fully recovered. Returns in excess of the cost basis are recorded as investment gains in noninterest income.

        The values of the investments are reviewed at least quarterly, giving consideration to the facts and circumstances of each individual investment. Management's review of private equity investments typically includes the relevant market conditions, offering prices, operating results, financial conditions, and exit strategies. A decline in the fair value that is considered other than temporary is recorded in our consolidated statements of income in the period the impairment occurs. Any estimated loss is recorded in noninterest income as investment losses.

        Investments held by Silicon Valley BancVentures, L.P. totaled $10.0 million at December 31, 2002 and $5.1 million at December 31, 2001 and are recorded at fair value using investment accounting rules. The investments consist of stock in private companies that are not traded on a public market and are subject to restrictions on resale. These investments are carried at estimated fair value as determined by the general partner. The valuation generally remains at cost until such time that there is significant evidence of a change in values based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by Silicon and has an ownership interest of 10.7% in Silicon Valley BancVentures, L.P. Therefore, Silicon Valley BancVentures, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated statements of income. The portion of any gains or losses belonging to the limited partners is reflected in minority interest and adjusts Silicon's income to its percentage ownership.

        The SVB Strategic Investors Fund, L.P. portfolio consists primarily of investments in venture capital funds. These funds totaled $22.1 million at December 31, 2002 and $16.5 million at December 31, 2001, which are recorded at fair value using investment accounting rules. The carrying value of the investments is determined by the general partner based on the percentage of SVB Strategic Investors Fund, L.P.'s interest in the total fair market value as provided by each venture capital fund investment. SVB Strategic Investors, LLC generally utilizes the fair values assigned to the underlying portfolio investments by the management of the venture capital funds. The estimated fair value of the investments is determined after giving consideration to the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information. The general partner, SVB Strategic Investors, LLC, is owned and controlled by Silicon and has an ownership interest of 11.1% in SVB Strategic Investors Fund, L.P. Therefore, SVB Strategic Investors Fund, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in our consolidated statements of income. The limited partner's share of any gains or losses is reflected in minority interest and adjusts Silicon's income to its percentage ownership.

        The following tables present the carrying value of our non-marketable venture capital and other private equity investments at and for the year ended December 31, 2002.

	(As Consolidated)
	Wholly-Owned Equity Investments		Managed Funds Activities
	Venture Capital Funds	Other Private Equity	Silicon Valley BancVentures, L.P.	SVB Strategic Investors Fund, L.P.		Total
	(Dollars in thousands)
Fund size	—	—	$56,100	$135,334	*	$191,434
Commitments	$54,558	$14,954	14,176	108,189		191,877
Capital investment	36,074	14,954	14,176	31,315		96,519
Carrying value	24,740	6,834	9,986	22,082		63,642
Net investment losses	(1,251)	(2,083)	(734)	(5,717)		(9,785)
	(Net of minority interest ownership of managed funds)
	Wholly-Owned Equity Investments		Managed Funds Activities
	Venture Capital Funds	Other Private Equity	Silicon Valley BancVentures, L.P.	SVB Strategic Investors Fund, L.P.		Total
	(Dollars in thousands)
Commitments	$54,558	$14,954	$6,000	$15,000	*	$90,512
Capital investment	36,074	14,954	1,980	3,900		56,908
Carrying value	24,740	6,834	1,068	2,448		35,090
Net investment losses	(1,251)	(2,083)	(78)	(634)		(4,046)
Management fee revenue	—	—	1,082	1,323		2,405

*
Effective January 1, 2003, SVB Strategic Investors Fund, L.P. reduced the total capital that can be called to $121.8 million as a result of the reductions in the size of the underlying venture capital fund investments. Our committed capital that can be called was reduced to $13.5 million.

        The following tables present the carrying value of our non-marketable venture capital and other private equity investments at and for the year ended December 31, 2001.

	(As Consolidated)
	Wholly-Owned Equity Investments		Managed Funds Activities
	Venture Capital Funds	Other Private Equity	Silicon Valley BancVentures, L.P.	SVB Strategic Investors Fund, L.P.	Total
	(Dollars in thousands)
Fund size	—	—	$56,100	$135,334	$191,434
Commitments	$54,516	$14,354	8,600	111,000	188,470
Capital investment	31,332	14,354	8,600	19,884	74,170
Carrying value	22,170	8,562	5,144	16,477	52,353
Net investment losses	(1,005)	(4,933)	(3,456)	(3,002)	(12,396)
	(Net of minority interest ownership of managed funds)
	Wholly-Owned Equity Investments		Managed Funds Activities
	Venture Capital Funds	Other Private Equity	Silicon Valley BancVentures, L.P.	SVB Strategic Investors Fund, L.P.	Total
	(Dollars in thousands)
Commitments	$54,516	$14,354	$6,000	$15,000	$89,870
Capital investment	31,332	14,354	1,501	3,000	50,187
Carrying value	22,170	8,562	550	1,826	33,108
Net investment losses	(1,005)	(4,933)	(370)	(333)	(6,641)
Management fee revenue	—	—	1,082	1,323	2,405

        We consider our non-marketable equity securities accounting policies to be critical, as the timing and amount of gain or losses, if any, from these instruments depend upon factors beyond our control. These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. Therefore, we cannot predict future gains or losses with any degree of accuracy and any gains or losses are likely to vary materially from period to period. In addition, the valuation of non-marketable equity securities included in our financial statements at December 31, 2002 represents our best interpretation of the underlying equity securities performance at this time. Because of the inherent uncertainty of valuations, the estimated values of these securities may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future.

Allowance for Loan Losses

        We consider our accounting policy relating to the estimation of the allowance for loan losses to be critical as it involves material estimates by our management and is particularly susceptible to significant changes in the near term.

        We define credit risk as the probability of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Through the administration of loan policies and monitoring of the loan portfolio, our management seeks to reduce such credit risks. While we follow underwriting and credit monitoring procedures, which we believe are appropriate in growing and managing the loan portfolio, in the event of nonperformance by these other parties, our potential exposure to credit losses could significantly affect our consolidated financial position and earnings.

        The allowance for loan losses is established through a provision for loan losses charged to expense to provide for credit risk. Our allowance for loan losses is established for loan losses not yet realized. The process of anticipating loan losses is imprecise. Our management applies the following evaluation process to our loan portfolio to estimate the required allowance for loan losses.

        We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk-rating. Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans, which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review credit relationships that exceed specific dollar values, at least quarterly. Our review process evaluates the appropriateness of the credit risk rating and allocation of allowance for loan losses, as well as other account management functions. In addition, our management receives and approves an analysis for all impaired loans, as defined by the Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan." The allowance for loan losses is allocated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan, or for individual impaired loans as determined by SFAS No. 114.

        Our evaluation process was designed to determine the adequacy of the allowance for loan losses. We assess the risk of losses inherent in the loan portfolio by utilizing modeling techniques. For this purpose, we have developed a statistical model based on historical loan loss migration to estimate an appropriate allowance for outstanding loan balances. In addition, we apply macro and contingent allocations to the results of the aforementioned model to ascertain the total allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses, relies, to a great extent, on the judgment and experience of our management.

  Historical Loan Loss Migration Model

          We use the historical loan loss migration model as a basis for determining expected loan loss factors by credit risk-rating category. The effectiveness of the historical loan loss migration model is predicated on the theory that historical trends are predictive of future experience. Specifically, the model calculates the likelihood and rate of a loan in one risk-rating category moving one category lower using loan data from our portfolio.

          We analyze the historical loan loss migration trend by compiling gross loan loss data and by credit risk rating for the four-quarter period preceding the current period end. Each of the loans charged-off over the four-quarter period is assigned a credit risk rating at the period end of each of the preceding quarters. On a quarter-by-quarter basis, the model calculates charged-off loans as a percentage of current period end loans by credit risk-rating category. These percentages are weighted, based on the age of the data, and are aggregated to estimate our loan loss factors. These expected loan loss factors are ultimately applied to the current period end aggregate outstanding loan balances to provide an estimation of the allowance for loan losses.

  Macro and Contingent Allocations

          Additionally, we apply a contingent allocation to the results of this model. Our contingent allocation acknowledges that unfunded credit obligations can result in future losses. Unfunded credit obligations at each quarter end are allocated to credit risk-rating categories in accordance with the client's credit risk-rating. We provide for the risk of loss on unfunded credit obligations by allocating fixed credit risk-rating factors to our unfunded credit obligations.

          A macro allocation is calculated each quarter based upon an assessment of the risks that may lead to a loan loss experience different from our historical results. These risks are aggregated to become our macro allocation. Based on management's prediction or estimates of changing risks in the lending environment, the macro allocation may vary significantly from period to period and includes but is not limited to consideration of the following factors:

  (1)
  Changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices

  (2)
  Changes and development in national and local economic business conditions, including the market and economic condition of our clients' industry sectors

  (3)
  Changes in the nature of our loan portfolio

  (4)
  Changes in experience, ability and depth of lending management and staff

  (5)
  Changes in the trend of the volume and severity of past due and classified loans

  (6)
  Changes in the trend of the volume of nonaccrual loans, troubled debt restructurings and other loan modifications

          Finally, we compute several modified versions of the model, which provide additional assurance that the statistical results of the historical loan loss migration model are reasonable. Our Chief Credit Officer and Chief Financial Officer evaluate the adequacy of the allowance for loan losses based on the results of the historical loan loss migration model.

          In addition to risk-rating every loan in our portfolio, our management concluded that our allowance for loan and lease losses at December 31, 2002 was appropriate in consideration of the following factors:

  (7)
  A decreased risk of severe future losses from the early-stage product loan portfolio

  (8)
  A decreased risk of loan losses resulting from client instigated corporate fraud, due to the enforcement of recent government corporate governance regulations

  (9)
  An increase of $31.0 million in our average loan balance between September 30, 2002 and December 31, 2002

  (10)
  A continued weakness in the U.S. economy

  (11)
  A declining venture capital fund investment into our clients in our core industry sectors

  (12)
  A continued volatility in global stock markets indices

          We consider our allowance for loan losses at December 31, 2002 to be adequate but not excessive and to be our best estimate using the historical loan loss experience and our perception of variables potentially leading to deviation from the historical loss experience.

Goodwill

        As discussed in "Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Significant Accounting Policies", we adopted the provisions of Statement of Financial Accounting Standard No. 142 ("SFAS No.142"), "Goodwill and Other Intangible Assets" on January 1, 2002. Under this standard, we are required to test intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of SFAS No. 142 in 2002.

        Substantially all of our goodwill pertains to the acquisition of Alliant Partners, discussed in "Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations." In accordance with the provision of SFAS No. 142, the goodwill balance was determined to be unamortizable. We completed our initial test for goodwill impairment in July 2002, the result of which concluded that the goodwill balance was not impaired. At December 31, 2002, our goodwill totaled $100.5 million.

        In testing for a potential impairment of goodwill, SFAS 142 requires us to: 1. allocate goodwill to the reporting units to which the acquired goodwill relates, 2. estimate the fair value of those reporting units to which goodwill relates, and 3. determine the carrying value (book value) of those reporting units. Furthermore, if the estimated fair value is less than the carrying value for a particular reporting unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the reporting unit in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of goodwill impairment determined.

        Accordingly, the process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the businesses with recognized goodwill for the purposes of our financial statements at December 31, 2002, we applied the fair value test using discounted estimated net cash flows. Our cash flow forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the underlying business.

        Based on our best estimates, we have concluded that there is no impairment of our goodwill. However, changes in these estimates could cause the businesses to be valued differently. If Alliant does not meet projected operating results, then this analysis could potentially result in a non-cash goodwill impairment charge, depending on the estimated value of the Alliant business unit and the value of the other assets and liabilities attributed to the business.

        Senior management discussed the development, selection, and disclosure of the aforementioned critical accounting policies with our audit committee on January 15, 2003.

Results of Operations

Earnings Summary

        We reported net income in 2002 of $53.4 million, as compared to the net income of $88.2 million in 2001 and $159.1 million in 2000. Diluted earnings per common share totaled $1.18 in 2002, as compared to $1.79 in 2001, and $3.23 in 2000. Return on average equity in 2002 was 8.5%, as compared to 13.5% in 2001, and 33.3% in 2000. Return on average assets was 1.4% in 2002, as to 2.0% in 2001, and 3.1% in 2000.

        The decrease in net income for 2002, as compared to 2001, resulted primarily from a decline in net interest income, partially offset by decreases in both provision for loan losses and income tax expense. The decrease in net interest income was caused by a 224 basis points decline in the average prime rate from 6.9% in 2001 to 4.7% in 2002. The decrease in net income for 2001 as compared to 2000, was primarily attributable to decline in both net interest income and noninterest income, partially offset by decreases in both provision for loan losses and income tax expense. The major components of net income and changes in these components are summarized in the following table for the years ended December 31, 2002, 2001, and 2000, and are discussed in more detail on the following pages.

	Years Ended December 31,
	2002	2001	2001 to 2002 Increase/ (Decrease)	2000	2000 to 2001 Increase/ (Decrease)
	(Dollars in thousands)
Net interest income	$194,708	$262,985	$(68,277)	$329,848	$(66,863)
Provision for loan losses	3,882	16,724	(12,842)	54,602	(37,878)
Noninterest income	67,858	70,833	(2,975)	189,630	(118,797)
Noninterest expense	186,374	183,488	2,886	198,361	(14,873)
Minority interest	7,767	7,546	221	460	7,086

Income before income tax expense	80,077	141,152	(61,075)	266,975	(125,823)
Income tax expense	26,719	52,998	(26,279)	107,907	(54,909)

Net income	$53,358	$88,154	$(34,796)	$159,068	$(70,914)

Net Interest Income and Margin

        Net interest income is defined as the difference between interest earned, primarily on loans, investment securities, federal funds sold, securities purchased under agreement to resell, and interest paid on funding sources, primarily deposits. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as interest expense as a percentage of average interest-earning assets.

        The following table sets forth average assets, liabilities, minority interest and stockholders' equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the years ended December 31, 2002, 2001, and 2000.

	Years Ended December 31,
	2002			2001			2000
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and securities purchased under agreement to resell(1)	$153,185	$2,865	1.9%	$509,965	$25,421	5.0%	$1,310,971	$83,472	6.4%
Investment securities:
Taxable	1,376,977	46,585	3.4	1,522,785	79,245	5.2	1,769,309	107,268	6.1
Non-taxable(2)	177,058	10,606	6.0	294,594	16,616	5.6	163,152	10,704	6.6
Loans:(3) (4) (5)
Commercial	1,508,204	141,697	9.4	1,459,748	167,850	11.5	1,384,744	169,098	12.2
Real estate construction and term	102,479	7,245	7.1	83,389	8,819	10.6	121,076	12,723	10.5
Consumer and other	151,613	7,298	4.8	113,821	8,190	7.2	74,356	7,241	9.7

Total loans	1,762,296	156,240	8.9	1,656,958	184,859	11.2	1,580,176	189,062	12.0

Total interest-earning assets	3,469,516	216,296	6.2	3,984,302	306,141	7.7	4,823,608	390,506	8.1

Cash and due from banks	182,400			239,571			268,032
Allowance for loan losses	(74,845)			(76,287)			(74,018)
Goodwill	98,252			24,955			—
Other assets	190,919			199,459			163,128

Total assets	$3,866,242			$4,372,000			$5,180,750

Funding sources:
Interest-bearing liabilities:
NOW deposits	$33,567	220	0.7	$42,037	381	0.9	$55,825	770	1.4
Regular money market deposits	288,238	2,751	1.0	269,886	3,034	1.1	386,701	7,089	1.8
Bonus money market deposits	614,378	5,855	1.0	733,412	8,580	1.2	1,275,545	25,117	2.0
Time deposits	610,996	7,403	1.2	792,031	24,871	3.1	582,354	23,936	4.1
Short-term borrowing	33,824	1,083	3.2	10,682	265	2.5	—	—	—
Long-term debt	23,769	564	2.4	6,652	210	3.2	—	—	—

Total interest-bearing liabilities	1,604,772	17,876	1.1	1,854,700	37,341	2.0	2,300,425	56,912	2.5
Portion of noninterest-bearing funding sources	1,864,744			2,129,602			2,523,183

Total funding sources	3,469,516	17,876	0.5	3,984,302	37,341	0.9	4,823,608	56,912	1.2

Noninterest-bearing funding sources:
Demand deposits	1,516,337			1,744,359			2,272,032
Other liabilities	44,316			52,023			85,855
Trust preferred securities(6)	38,667			38,611			38,559
Minority interest	31,145			30,446			5,861
Stockholders' equity	631,005			651,861			478,018
Portion used to fund interest-earning assets	(1,864,744)			(2,129,602)			(2,523,183)

Total liabilities, minority interest and stockholders' equity	$3,866,242			$4,372,000			$5,180,750

Net interest income and margin		$198,420	5.7%		$268,800	6.8%		$333,594	6.9%

Total deposits	$3,063,516			$3,581,725			$4,572,457

(1)
Includes average interest-bearing deposits in other financial institutions of $609, $568, and $501 in 2002, 2001, and 2000, respectively.

(2)
Interest income on nontaxable investments is presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35% for all years presented. These adjustments were $3,712, $5,815, and $3,746 for the years ended December 31, 2002, 2001, and 2000, respectively.

(3)
Average loans include average nonaccrual loans of $19,602, $21,565, and $24,337 in 2002, 2001, and 2000, respectively.

(4)
Average loans are net of average unearned income of $11,651, $7,669, and $9,929 in 2002, 2001, and 2000, respectively.

(5)
Loan interest income includes loan fees of $36,701, $37,407, and $26,183 in 2002, 2001 and 2000, respectively.

(6)
The 8.25% annual distribution to SVB Capital I, which is the special-purpose trust formed for the purpose of issuing the trust-preferred securities, is recorded as a component of noninterest expense.

        Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of simultaneous changes attributable to both volume and rate for the years indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35% for all years presented.

	2002 Compared to 2001 (Decrease) Increase Due to Changes in			2001 Compared to 2000 (Decrease) Increase Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Federal funds sold and securities purchased under agreement to resell	$(11,905)	$(10,651)	$(22,556)	$(42,832)	$(15,219)	$(58,051)
Investment securities	(14,099)	(24,571)	(38,670)	(6,304)	(15,807)	(22,111)
Loans	11,391	(40,010)	(28,619)	8,927	(13,130)	(4,203)

Decrease in interest income	(14,613)	(75,232)	(89,845)	(40,209)	(44,156)	(84,365)

Interest expense:
NOW deposits	(69)	(92)	(161)	(163)	(226)	(389)
Regular money market deposits	171	(454)	(283)	(1,778)	(2,277)	(4,055)
Bonus money market deposits	(1,201)	(1,524)	(2,725)	(8,459)	(8,078)	(16,537)
Time deposits	(4,766)	(12,702)	(17,468)	7,390	(6,455)	935
Short-term borrowings	724	94	818	265	—	265
Long-term debt	422	(68)	354	210	—	210

Decrease in interest expense	(4,719)	(14,746)	(19,465)	(2,535)	(17,036)	(19,571)

Decrease in net interest income	$(9,894)	$(60,486)	$(70,380)	$(37,674)	$(27,120)	$(64,794)

2002 Compared to 2001

        Net interest income on a fully taxable-equivalent basis totaled $198.4 million in 2002, a decrease of $70.4 million, or 26.2%, from $268.8 million in 2001. The decrease in net interest income was due to an $89.8 million, or 29.3%, decline in interest income, offset by a $19.5 million, or 52.1%, decrease in interest expense over the comparable prior-year period.

        In 2002, we implemented numerous measures to minimize the impact of the decline in market interest rates. These measures included diversifying the product mix in the investment portfolio to higher-yielding, high-quality assets, reducing rates paid on interest-bearing deposits, and embedding minimum interest rate "floors" into client loan agreements. We also increased the average expected life of investments in our portfolio by replacing some assets from lower-yielding short-term securities to higher-yielding longer-term securities, thereby taking advantage of the steeper interest rate curve. Overall, the expected average life of portfolio investments increased to approximately 1.5 years, as compared to less than 1 year in 2001.

        The $89.8 million decrease in interest income for 2002, as compared to 2001, was the result of a $14.6 million unfavorable volume variance, combined with a $75.2 million unfavorable rate variance. The $14.6 million unfavorable volume variance resulted from a $514.8 million, or 12.9%, decrease in average interest-earning assets over the comparable prior-year period. The decrease in average interest-earning assets was primarily concentrated in highly-liquid federal funds sold, and securities purchased under agreement to resell, which decreased $356.8 million, and investment securities, which decreased $263.3 million. These decreases were partially offset by $105.3 million increase in loans.

        Average loans increased $105.3 million, or 6.4%, in 2002, as compared to 2001, resulting in an $11.4 million favorable volume variance. At December 31, 2002, we grew our loan portfolio to a record level by refocusing on attracting middle-market and mature corporate technology and life sciences clients, which we believe are currently under-served by competitors exiting these industry sectors. We experienced loan growth across most of the industry sectors we serve. Additionally, our new loans continue to be subject to our standard underwriting practices. We expect further growth in our loan balances to bolster our net interest margin since it will shift liquid interest-earning assets from our investment portfolio, which currently yields 3.7%, to loans with yields ranging from approximately 4.8% to 9.4%.

        Average investment securities for 2002 decreased $263.3 million, or 14.5%, as compared to 2001, resulting in a $14.1 million unfavorable volume variance. The decrease in average investment securities was primarily centered in U.S. agency securities, which decreased $291.0 million. This decrease resulted from declines in our average deposit balances and our common stock repurchase programs. Deposit balances declined in 2001 as our clients continued to experience reduced liquidity due to the slowdown in the capital markets and lower levels of venture capital fund investment. However, quarterly average deposit balances stabilized during 2002.

        Average federal funds sold and securities purchased under agreement to resell in 2002 decreased $356.8 million, or 70.0%, as compared to the prior year, resulting in an $11.9 million unfavorable volume variance. This decline was primarily due to a change in the investment portfolio mix, as funds were invested in longer-term, high quality securities while still maintaining high levels of liquidity. We expect to continue the trend of managing federal funds and overnight repurchase agreements at appropriate levels.

        Unfavorable rate variances associated with each component of interest-earning assets caused a $75.2 million decline in our interest income for 2002 as compared to 2001. Short-term market interest rates decreased rapidly throughout 2001, and we experienced additional, although less severe, market interest rate decreases in 2002. Thus, we earned lower yields in 2002 on federal funds sold and securities purchased under agreements to resell, as well as our investment securities, a significant portion of which were short-term in nature. The decrease in short-term market interest rates resulted in a combined $35.2 million unfavorable rate variance in 2002, as compared to 2001. In 2002, we incurred a $40.0 million unfavorable rate variance associated with our loan portfolio. The average yield on loans in 2002 decreased 230 basis points to 8.9% from 11.2% in the prior year. This was due to two factors. First, the lower average prime rate reduced yields on floating rate loans, which represent approximately 79.0% of our total loan portfolio. The weighted-average prime rate declined 224 basis points from 6.9% in 2001 to 4.7% in 2002. Second, our fixed-rate loans are priced by reference to U.S. Treasury securities. During 2002, the treasury yield curve moved lower and flattened. Thus, we earned lower yields on new, renewed, and refinanced fixed-rate loans. Our investment and loan portfolios are extremely interest rate sensitive, and therefore we expect that any increase in short-term interest rates will be incremental to our earnings.

        The yield on average interest-earning assets decreased 150 basis points in 2002 from the prior year. This decrease primarily resulted from a decline in short-term market interest rates; thus, we earned lower yields on each component of our interest-earning assets.

        Total interest expense in 2002 decreased $19.5 million from 2000. This decrease was due to a favorable rate variance of $14.7 million, combined with a favorable volume variance of $4.7 million. The favorable rate variance largely resulted from a reduction between 2001 and 2002 in the average rate paid on our time-deposit product from 3.1% to 1.2%.

        The average cost of funds paid on average interest-bearing liabilities in 2002 was 1.1% down from 2.0% in 2001. This decrease in the average cost of funds was largely due to a decrease of 190 basis points in the average rate paid on our time-deposit product.

2001 Compared to 2000

        Net interest income, on a fully taxable-equivalent basis, totaled $268.8 million in 2001, a decrease of $64.8 million, or 19.4%, from the $333.6 million in 2000. The decrease in net interest income was due to an $84.4 million, or 21.6%, decline in interest income, which was offset by a $19.6 million, or 34.4%, decrease in interest expense over the comparable prior year period.

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

        Average loans increased $76.8 million, or 4.9%, in 2001, as compared to 2000, resulting in an $8.9 million favorable volume variance. Although we continued to add high-quality loans to our portfolio throughout 2001, the slowdown in our clients' capital markets and venture capital funding reduced those opportunities and impeded our ability to increase loan balances.

        Average investment securities for 2001 decreased $115.1 million, or 6.0%, as compared to 2000, resulting in a $6.3 million unfavorable volume variance. The decrease in investment securities was primarily centered in U.S. agency securities and resulted from a corresponding decrease in client deposits.

        Average federal funds sold and securities purchased under agreement to resell in 2001 decreased a combined $801.0 million, or 61.1%, as compared to the prior year, resulting in a $42.8 million unfavorable volume variance. This decrease was a result of a decline in investable funds related to the decline in our clients' average deposit balances.

        Unfavorable rate variances associated with each component of interest-earning assets combined to decrease interest income by $44.2 million in 2001, as compared to the prior year. Short-term market interest rates decreased during the past year. As a result, we earned lower yields during 2001 on federal funds sold, securities purchased under agreements to resell, and our investment securities, a significant portion of which were short-term in nature, resulting in a combined $31.0 million unfavorable rate variance, as compared to the prior year. In 2001, we incurred a $13.1 million unfavorable rate variance associated with our loan portfolio. The average yield on loans in 2001 decreased 80 basis points to 11.2% from 12.0% in the prior year. Approximately 72.2% of our loan balance was prime-rated based at December 31, 2001; the majority of the remaining loan balance was fixed rate.

        The yield on average interest-earning assets decreased 60 basis points in 2001 from the prior year. This decrease primarily resulted from a decline in short-term market rates; thus, we earned lower yields on each component of our interest-earning assets.

        Total interest expense in 2001 decreased $19.6 million, as compared to 2000. This decrease was due to a favorable rate variance of $17.0 million, combined with a favorable volume variance of $2.5 million. The favorable rate variance largely resulted from a reduction, between 2000 and 2001 in the average rate paid on our bonus money market deposit product from 2.0% to 1.2%, and from 4.1% to 3.1% on our time-deposit product.

        The average cost of funds paid on average interest-bearing liabilities in 2001 was 2.0% down from 2.5% in 2000. This decrease in the average cost of funds was largely due to a decrease of 80 basis points in the average rate paid on our bonus money market deposit product and a 100 basis point decrease on the average rate paid on our time-deposit product.

Provision for Loan Losses

        The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

        Our provision for loan losses totaled $3.9 million in 2002, as compared to $16.7 million in 2001, and $54.6 million in 2000. We incurred net charge-offs of $5.8 million in 2002, as compared to $18.1 million in 2001, and $52.6 million in 2000. The decrease in provision for loan losses for 2002, as compared to 2001, resulted from $22.2 million in recoveries in 2002, relating in large part to loan loss recoveries from entertainment loan litigation settlements. For a more detailed discussion of credit quality and the allowance for loan losses, see "Item 7. Critical Accounting Policies" and "Item 7. Financial Condition—Credit Quality and the Allowance for Loan Losses."

Noninterest Income

        The following table summarizes the components of noninterest income for the past three years.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Client investment fees	$30,671	$41,598	$35,831
Letter of credit and foreign exchange income	15,225	12,655	18,586
Corporate finance fees	12,110	2,911	1,820
Deposit service charges	9,072	6,196	3,336
Disposition of client warrants	1,661	8,500	86,322
Investment (losses) gains	(9,825)	(12,373)	37,065
Other	8,944	11,346	6,670

Total noninterest income	$67,858	$70,833	$189,630

        Noninterest income decreased $3.0 million, or 4.2%, in 2002, as compared to 2001. This decrease was primarily due to a $10.9 million decrease in client investment fees, a decrease of $6.8 million in income from the disposition of client warrants, and a decrease of $2.4 million in other noninterest income. These decreases were offset by an increase of $9.2 million in corporate finance fees, a $2.9 million increase in deposit service charges, a $2.6 million increase in letter of credit and foreign exchange income, and a $2.5 million decrease in investment losses. Noninterest income decreased $118.8 million, or 62.6% in 2001, as compared to 2000. This decrease was largely due to a $77.8 million decrease in income from the disposition of client warrants, combined with a $49.4 million decline in investment (loss) gain contribution.

        Client investment fees totaled $30.7 million in 2002, as compared to $41.6 million in 2001, and $35.8 million in 2000. We offer private label investment and sweep products to clients on which we earn fees ranging from 12.5 to 107 basis points on the average balance of these products. At December 31, 2002, $8.5 billion in client funds were invested in these private label investment and sweep products, including $6.4 billion in the mutual fund products, as compared to $9.3 billion and $7.4 billion, respectively, at December 31, 2001. The decrease in client investment fees of $10.9 million was due to a combination of a shift in investment mix and a decline in our clients' investment balances. Also, in the third quarter of 2002, we completed an initiative of transferring the private label investment operations from Silicon Valley Bank into a wholly-owned, registered, broker-dealer subsidiary of Silicon Valley Bank. This action will allow us to provide a more expansive and competitive array of investment products and service to our clients. We believe this initiative will provide us additional future opportunities to compete for additional client funds and grow client private label investment balances.

        Letter of credit fees, foreign exchange fees, and other trade finance income totaled $15.2 million in 2002, an increase of $2.6 million, or 20.3%, from the $12.7 million total in 2001, and a decrease of $3.4 million, or 18.1%, from the $18.6 million total in 2000. The increase between 2001 and 2002 reflects an increase in the number of products offered by us and an increase in the volume of client foreign exchange transactions during 2002 as compared to 2001.

        Corporate finance fees totaled $12.1 million in 2002, an increase of $9.2 million, or 316.0%, from the $2.9 million in 2001, and an increase of $10.3 million or 565.4%, from the $1.8 million total in 2000. In 2002, Alliant Partners, our investment-banking subsidiary, generated the entire balance of $12.1 million. SVB Securities, Inc., generated $1.1 million in 2001 and $1.8 million in 2000. The increase in corporate finance fees was primarily due to the acquisition of Alliant on September 28, 2001, which increased our mergers and acquisitions advisory activity. Alliant's revenues are typically a function of the valuation of their clients' mergers and acquisitions transactions. Global political and economic events have depressed valuations of high technology and life sciences corporations. Consequently, Alliant has not achieved the initial revenue goals we defined at the acquisition date. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations". However, Alliant has met its targets for mergers and acquisitions transaction volumes for 2002. In the fourth quarter of 2002, Alliant's revenue showed improvement, as public equity markets improved slightly and Alliant deal flow volume returned to a more normal pace. We expect Alliant revenues to continue to be volatile, but exhibit a general upward trend over the long term.

        Deposit service charges totaled $9.1 million in 2002, an increase of $2.9 million, or 46.4%, as compared to the $6.2 million reported in 2001, and an increase of $5.7 million, or 171.9% from the $3.3 million in 2000. As we have expanded and enhanced our suite of fee-based financial (depository) services and client usage has increased, overall service fees have increased year over year. Additionally, clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or through explicit payments recognized by us as deposit service charges income. Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received lower earnings credits in 2002, as compared to 2001 due to lower average client deposit balances and lower market interest rates. As such, our clients had fewer credits to offset explicit deposit service charges. Thus, we earned higher explicit deposit service charges in 2002.

        Due to reduced client initial public offering and merger and acquisition activities, the income from disposition of client warrants totaled $1.7 million in 2002, as compared to $8.5 million in 2001 and $86.3 million in 2000. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. Therefore, we cannot predict the timing and amount of income with any degree of accuracy, and this income is likely to vary materially from period to period.

        We incurred $9.8 million in losses on investment securities in 2002, as compared to losses of $12.4 million in 2001, and gains of $37.1 million in 2000. The 2002 and 2001 losses primarily related to the write-down of certain venture capital fund and direct equity investments. Excluding the impact of minority interest, the net write-downs of our equity securities for 2002 totaled approximately $4.1 million and $6.6 million for 2001. The 2000 gains primarily related to a gain of $26.2 million realized on the sale of a venture capital fund investment, which completed its initial public offering in 1999.

        Other noninterest income largely consisted of service-based fee income, and totaled $8.9 million in 2002, as compared to $11.3 million in 2001 and $6.7 million in 2000. This decrease in 2002, as compared to 2001 and 2000, was primarily due to the elimination of supply chain service operations in late 2001.

Noninterest Expense

        Noninterest expense in 2002 totaled $186.4 million, a $2.9 million, or 1.6%, increase from 2001. Total noninterest expense was $183.5 million in 2001, a decrease of $14.9 million, or 7.5%, from 2000. We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio. The efficiency ratio is calculated by dividing the amount of adjusted noninterest expense by adjusted revenues. Noninterest expense is adjusted to exclude costs associated with amortization of investments in tax credit funds, minority interest, and retention and warrant incentive plans. Revenues are adjusted to exclude income associated with minority interest, the disposition of client warrants, and gains or losses related to investment securities. This ratio reflects the level of operating expense required to generate $1 of operating revenue. Our efficiency ratio was 67.3% for 2002, as compared to 52.5% and 45.6% in 2001 and 2000, respectively.

        The following table presents the detail of noninterest expense and the incremental contribution of each expense line item to our efficiency ratio.

	Years Ended December 31,
	2002		2001		2000
	Amount	Percent of Adjusted Revenues	Amount	Percent of Adjusted Revenues	Amount	Percent of Adjusted Revenues
	(Dollars in thousands)
Compensation and benefits	$105,168	38.9%	$89,060	26.4%	$106,385	26.9%
Net occupancy	20,391	7.5	16,181	4.8	9,363	2.4
Professional services	18,385	6.8	24,543	7.3	20,832	5.3
Furniture and equipment	9,562	3.5	13,916	4.1	11,999	3.0
Business development and travel	8,426	3.1	10,159	3.0	11,188	2.8
Postage and supplies	3,190	1.2	3,995	1.2	3,500	0.9
Telephone	3,123	1.2	4,317	1.3	2,815	0.7
Correspondent bank fees	2,835	1.0	479	0.1	112	0.0
Trust preferred securities distributions	2,230	0.8	3,300	1.0	3,300	0.8
Advertising and promotion	1,025	0.4	3,126	0.9	3,445	0.9
Other	9,959	3.7	10,183	3.1	8,111	2.0
Expenses incurred by minority interest	(2,114)	(0.8)	(2,435)	(0.7)	(671)	(0.1)

Total, excluding cost of other real estate retention, warrant incentive plan, tax credit fund amortization, and minority interest	182,180	67.3%	176,824	52.5%	180,379	45.6%

Tax credit funds amortization	2,963		2,756		—
Expenses incurred by minority interest	2,114		2,435		671
Retention and warrant incentive plans	(883)		1,473		17,311

Total noninterest expense	$186,374		$183,488		$198,361

        Compensation and benefits expenses totaled $105.2 million in 2002, a $16.1 million, or 18.1% increase from the $89.1 million incurred in 2001. We experienced an increase in compensation and benefits during 2002 for the following reasons. First, we completed a strategic realignment of some of our business activities, which resulted in severance expense of $1.1 million in the second quarter of 2002. Second, we incurred $6.1 million in incentive compensation expense related to our target earnings levels being achieved in 2002, as compared to $0 in 2001. Finally, average full-time equivalent (FTE) personnel increased from 970 in 2001 to 1,000 in 2002. Compensation and benefits expenses totaled $89.1 million in 2001, a $17.3 million, or 16.3%, decrease from the $106.4 million incurred in 2000. This decrease was largely the result of a decrease in performance-based compensation associated with our incentive bonuses and employee stock ownership plan. Average FTE personnel increased from 830 in 2000 to 970 in 2001. The increase in FTE personnel from 2000 through 2002 was primarily due to conversion of certain consultants to permanent employees status, the acquisition of Alliant Partners and Woodside Asset Management, Inc., and our efforts to build an infrastructure sufficient to support our business activities and regulatory requirements. We are continuing our specific measures to control the number of FTE personnel during 2003 due to the economic slowdown in our marketplace.

        Occupancy expense totaled $20.4 million in 2002, $16.2 million in 2001, and $9.4 million in 2000. Occupancy expense has generally increased over the past two years due to incremental costs associated with the addition of regional offices in the San Francisco Bay Area, which were opened in the latter half of 2001. Additionally, in 2002, we exited leased premises, in Santa Clara, California, approximating 18,000 square feet. The lease on the building expires in August 2005. Our management determined that the premises would have no future economic value to our operations, except for any potential future sub-lease arrangement. Therefore, during 2002, we incurred charge-offs of approximately $2.5 million related to the exit of these premises.

        Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our board of directors totaled $18.4 million in 2002, a $6.2 million, or 25.1% decrease from the $24.5 million total in 2001. We incurred $20.8 million in professional services expenses in 2000. The decrease in professional services is primarily related to a reduction in the number of business initiatives supported by consultants. The increase in professional services expenses in 2001, as compared to 2000, reflects the extensive efforts we had undertaken to continue to build and support our infrastructure, as well as evaluate and pursue new business opportunities.

        Furniture, and equipment expenses totaled $9.6 million in 2002, a decrease of $4.4 million, or 31.3%, compared to the $13.9 million in 2001, and a decrease of $2.4 million, or 20.3% compared to the $12.0 million in 2000. The decrease in furniture and equipment expenses in 2002 as compared to 2001, was primarily due to a $1.2 million charge-off of software related to an abandoned project in the third quarter of 2001. The higher level of furniture and equipment expense in 2000 was primarily attributable to certain nonrecurring costs in connection with the expansion of our existing corporate headquarters facility during the fourth quarter of 2000, the addition of new regional offices, and an increase in recurring expenses associated with our additional office space.

        Business development and travel expenses totaled $8.4 million in 2002, a decrease of $1.7 million, or 17.1%, as compared to the $10.2 million total in 2001. We incurred $11.2 million in business development and travel expenses in 2000. The decrease in costs associated with business development, and travel expense in 2002 as compared to 2001, and in 2001 as compared to 2000 was primarily due to our efforts to control noninterest expense.

        Postage and supplies expenses totaled $3.2 million, $4.0 million, and $3.5 million in 2002, 2001, and 2000, respectively. Total telephone expenses were $3.1 million in 2002, $4.3 million in 2001, and $2.8 million in 2000. The decrease in both postage and supplies expenses and telephone expenses between 2002 and 2001 reflects our efforts to control noninterest expense.

        Correspondent bank fees totaled $2.8 million in 2002, $0.5 million in 2001, and $0.1 million in 2000. Many of our correspondent banks provide earnings credits to offset bank fees we incur when using their services. Earnings credits are generally calculated using average daily deposit balances, less a reserve requirement and a short-term market interest rate. We received lower earnings credits in 2002 as compared to 2001 and 2000, due to our maintaining lower average balances with our correspondent banks and lower market interest rates. As such, we had fewer earnings credits to offset bank fees charges incurred by us. Thus, we incurred higher recognizable bank fees in 2002 as compared to 2001 and 2000. Management made the decision to lower the average balances with correspondent banks because we were able to earn more on our funds by investing them than we would have saved by leaving these funds with the correspondent banks.

        We issued $40.0 million in cumulative trust preferred securities during the second quarter of 1998. Trust preferred securities distributions totaled $2.2 million, $3.3 million, and $3.3 million in 2002, 2001, and 2000, respectively. The trust preferred securities pay a fixed-rate quarterly distribution of 8.25% and have a maximum maturity of 30 years. On June 3, 2002, we entered into a derivative agreement with a notional amount of $40.0 million. The agreement hedges against the risk of changes in fair value associated with our $40.0 million of trust preferred securities. The terms of the agreement provide for quarterly receipt of 8.25% fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount. The derivative agreement provided a $1.1 million decrease in trust preferred security distribution expense for 2002. We expect this hedge to provide a greater reduction of the cost of our trust preferred securities during the first half of 2003. However, the counterparty to the derivative agreement has the option to cancel the agreement in June 2003. Should the derivative agreement be cancelled, we will evaluate whether additional hedging is warranted. There is no assurance that a similar hedging opportunity will become available at that time.

        Advertising and promotion expenses totaled $1.0 million, $3.1 million, and $3.4 million in 2002, 2001, and 2000, respectively. The decrease in advertising and promotion expenses during 2002 and 2001 was primarily the result of our effort to control noninterest expense.

        Retention and warrant incentive plans expense totaled $(0.9) million in 2002, $1.5 million in 2001, and $17.3 million in 2000. Under the provisions of the retention and warrant incentive plans, employees are compensated with a fixed percentage of gains realized on warrant and certain venture capital fund and direct equity investments. In 2002, certain employees terminated employment with us. Consequently, we reversed the portion of the retention plan accrual applicable to those employees. Since we did not record any significant amount of retention plan expense related to existing or new plans in 2002, the reversal of the accrual caused a reduction in expense in 2002. The decrease in retention and warrant plans expense in 2001 as compared to 2000, was directly related to the decline in warrant, venture capital fund, and direct equity investment gains recognized by us in those years.

        Other noninterest expenses, excluding the affect of tax credit fund investment amortization, totaled $10.0 million in 2002, $10.2 million in 2001, and $8.1 million in 2000. The increase in other noninterest expenses in 2001 as compared to 2000, was primarily attributable to higher insurance and data processing costs.

Minority Interests

        The minority interest limited partner's share of losses were $7.8 million, $7.5 million, and $0.5 million in 2002, 2001 and 2000, respectively. The minority interest limited partner losses were primarily due to a write-down of minority interest-owned investments associated with SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. of $5.7 million and $5.8 million in 2002 and 2001, respectively. Minority interest limited partner losses in 2000 primarily related to fund management fees associated with SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P.

Income Taxes

        Our effective income tax rate was 33.4% in 2002, compared to 37.5% in 2001 and 40.4% in 2000. The change in our effective income tax rate from 2001 to 2002 was primarily due to an increase in items giving rise to permanent tax benefits.

        In particular, on September 11, 2002, California enacted a law requiring large banks (those with average assets in excess of $500 million) to conform to federal law with respect to accounting for bad debts. Prior to the law change, all banks, regardless of size, were eligible to use the reserve method of accounting for bad debts which enabled them to take deductions for anticipated bad debt losses prior to the losses being incurred for California tax purposes. With the change, large banks may now only deduct actual charge-offs net of recoveries in determining their California taxable income. Banks that are required to conform to the new law must include in taxable income 50 percent of their existing bad debt reserves as of the end of the prior tax year. As a concession for requiring large banks to comply with the new law, recapture of the remaining 50 percent of the reserve is waived thereby creating a permanent tax benefit. Our one-time tax benefit resulting from the law change was $0.8 million and has been reflected in our income tax expense for 2002. This change, while reducing income tax expense, also results in accelerated tax payments.

        In August 2002, we implemented a real estate investment trust (REIT) to serve as a future-funding vehicle. In 2002 we obtained $0.8 million in tax benefits from the REIT structure.

        The increase in tax rate from 2000 to 2001 was principally attributable to changes in our multi-state income tax rate.

Financial Condition

        Total assets remained fairly consistent between December 31, 2001 and December 31, 2002 at $4.2 billion. However, we experienced a shift in the composition of our assets, reflected by a $320.9 million increase in net loans, offset by decreases in investment securities and federal funds sold and securities purchased under agreement to resell by $297.5 million and $9.6 million, respectively.

Federal Funds Sold and Securities Purchased under Agreement to Resell

        Federal funds sold and securities purchased under agreement to resell totaled a combined $202.7 million at December 31, 2002, a decrease of $9.6 million, or 4.5% as compared to $212.2 million outstanding at the prior year end. Year over year federal funds sold and securities purchased under agreement to resell were virtually unchanged. However, as stated previously, average balances were down significantly demonstrating the shift into longer-term securities while maintaining high levels of liquidity.

Investment Securities

        For a description of the accounting policies related to investment Securities, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" and "Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Significant Accounting Policies—Investment Securities."

        The following table details the composition of investment securities, which were classified as available-for-sale and reported at fair value, with the exception of non-marketable securities that include Federal Reserve Bank and Federal Home Loan Bank stock, tax credit funds, venture capital fund investments, and other private equity investments, which were reported on a cost basis less any identified impairment or reported at fair value using investment accounting rules at December 31, 2002, 2001, and 2000.

	December 31,
	2002	2001	2000
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$20,578	$85,148	$25,011
U.S. agencies and corporations:
Discount notes and bonds	197,545	425,843	1,027,531
Mortgage-backed securities	158,936	142,493	166,409
Asset-backed securities	38,508	—	—
Collateralized mortgage obligations	420,161	154,314	209,585
Obligations of states and political subdivisions	210,517	421,634	401,047
Commercial paper and other debt securities	11,148	34,800	53,900
Money market mutual funds	378,933	494,230	155,254
Warrant securities	839	2,406	7,033
Venture capital fund investments	11	69	—
Other equity investments(1)	7,055	5	23

Total available-for-sale securities	1,444,231	1,760,942	2,045,793

Non-marketable securities:
Federal Reserve Bank stock and tax credit funds	25,649	19,867	15,538
Federal Home Loan Bank stock	2,172	—	—
Venture capital fund investments(2)	46,822	38,647	30,519
Other private equity investments(3)	16,820	13,706	15,740

Total non-marketable securities	91,463	72,220	61,797

Total investment securities	$1,535,694	$1,833,162	$2,107,590

(1)
Available-for-sale other equity investments included $7.1 million related to investments owned by two consolidated limited partnerships, Taurus, L.P. and Libra, L.P. as of December 31, 2002.

(2)
Non-marketable venture capital fund investments included $22.1 million, $16.5 million, and $10.3 million related to SVB Strategic Investors Fund, L.P., as of December 31, 2002, 2001, and 2000, respectively.

(3)
Non-marketable other private equity investments included $10.0 million, $5.1 million, and $3.5 million related to Silicon Valley BancVentures, L.P., as of December 31, 2002, 2001, and 2000, respectively.

        Investment securities totaled $1.5 billion at December 31, 2002, a decrease of $297.5 million, or 16.2%, from the December 31, 2001 balance of $1.8 billion. This decrease resulted from a reallocation of funds to loans and our common stock repurchase programs during 2002. The decrease in investment securities was primarily in U.S. Treasury and agency securities, short-term obligations of states and political subdivisions, and money market mutual funds. This was partially offset by an increase in collateralized mortgage obligations. This shift represents a change in investment portfolio management as we become more active in measuring and managing our interest rate risk. We have increased the expected average life of investments in our portfolio to approximately 1.5 years in 2002 from under 1 year in 2001 by adding higher yielding, highly liquid agency mortgage-backed securities and other triple A rated securities. The increase in venture capital fund investments of $8.1 million between 2001 and 2002 was primarily due to additional investments made by our managed fund, SVB Strategic Investors, L.P. during the year. The change in the composition of investments was the result of current interest rate conditions.

        Investment securities totaled $1.8 billion at December 31, 2001, a decrease of $274.4 million, or 13.0%, from the December 31, 2000 balance of $2.1 billion. This decrease resulted from a decline in investable funds as a result of a decline in our deposits during 2001 and primarily consisted of U.S agency securities. The decrease in collateralized mortgage obligations was primarily due to maturities and prepayments. The increase in venture capital fund investments of $8.2 million between 2000 and 2001 was primarily due to additional investments made by our managed fund, SVB Strategic Investors, L.P. during the year. The change in the composition of investments was the result of interest rate conditions at that time.

        Based on December 31, 2002 market valuations, we had potential pre-tax warrant gains totaling $0.8 million related to 16 companies. We are restricted from exercising many of these warrants. As of December 31, 2002, we held 1,818 warrants in 1,355 companies, had made investments in 244 venture capital funds, and had direct equity investments in 25 companies, many of which are private. We also had investments in 20 venture capital funds through our fund of funds, SVB Strategic Investors, L.P. and had direct equity investments in 24 companies through our venture capital fund, Silicon Valley BancVentures, L.P. We are typically contractually precluded from taking steps to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

        At December 31, 2002, money market mutual funds were the only investment securities held by us that were issued by a single party, excluding securities issued by the U.S. Government or by U.S. government agencies and corporations, and which exceeded 10.0% of our stockholders' equity.

        The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2002, except for auction rate securities that use the next reset date as the maturity date. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations may differ significantly from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties. This is most apparent in mortgage backed securities and collateralized mortgage obligations as contractual maturities are typically 15 to 30 years whereby expected average lives of these securities are between two and five years. Warrant securities, venture capital fund investments, other private equity investments, Federal Reserve Bank stock, Federal Home Loan Bank stock, and tax credit funds were included in the table below as maturing after 10 years.

	December 31, 2002
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
U.S. Treasury securities	$20,578	2.05%	$19,354	1.85%	$879	5.32%	$345	4.89%	—	—
U.S. agencies and corporations:
Discount notes and bonds	197,545	4.23	10,103	3.09	177,145	4.31	10,297	3.83	—	—
Mortgage-backed securities	158,936	5.75	—	—	4,196	4.39	31,108	6.62	$123,632	5.59%
Asset-backed securities	38,508	2.27	11,392	1.46	17,036	2.38	10,080	3.01	—	—
Collateralized mortgage obligations	420,161	4.34	1,567	3.53	8,370	3.19	23,518	3.52	386,706	4.41
Obligations of states and political subdivisions	210,517	4.90	66,029	2.34	78,091	5.91	66,397	6.62	—	—
Commercial paper and other debt securities	11,148	2.41	11,148	2.41	—	—	—	—	—	—
Money market mutual funds	378,933	1.34	378,933	1.34	—	—	—	—	—	—
Warrant securities	839	—	—	—	—	—	—	—	839	—
Venture capital fund investments	46,833	—	—	—	—	—	—	—	46,833	—
Other private equity investments	23,875	—	—	—	—	—	—	—	23,875	—
Federal Reserve Bank stock, Federal Home Loan Bank stock, and tax credit funds	27,821	—	—	—	—	—	—	—	27,821	—

Total	$1,535,694	3.67%	$498,526	1.56%	$285,717	4.60%	$141,745	5.64%	$609,706	4.69%

        Callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations pose risks not associated with fixed maturity bonds, primarily related to the ability of the borrower to call or prepay the debt with or without penalty. This risk, known as prepayment risk, may result in these securities having longer or shorter average lives than that anticipated at the time of purchase. As interest rates decline, prepayments generally tend to increase, causing the average expected remaining maturity to shorten. Conversely, as interest rates rise, prepayments tend to decrease causing the average expected remaining maturity to extend.

Loans

        The following table details the composition of the loan portfolio, net of unearned income, for each of the past five years:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Commercial	$1,756,182	$1,536,845	$1,531,468	$1,414,728	$1,429,980
Real estate construction	43,178	52,088	62,253	76,209	74,023
Real estate term	56,190	50,935	38,380	67,738	60,841
Consumer and other	230,530	127,170	84,448	64,330	47,077

Total loans	$2,086,080	$1,767,038	$1,716,549	$1,623,005	$1,611,921

        Average loans increased $105.3 million, or 6.4%, in 2002 as compared to 2001, resulting in an $11.4 million favorable volume variance. We expect to continue to increase the number of client lending relationships in most of our technology, life sciences, and premium winery industry sectors.

        The following table sets forth the remaining contractual maturity distribution of our gross loans at December 31, 2002 for fixed and variable rate loans:

	December 31, 2002
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(Dollars in thousands)
Fixed rate loans:
Commercial	$45,664	$322,069	$38,866	$406,599
Real estate construction	—	—	2,218	2,218
Real estate term	—	28,894	82	28,976
Consumer and other	507	3,050	—	3,557

Total fixed-rate loans	$46,171	$354,013	$41,166	$441,350

Variable-rate loans:
Commercial	$831,074	$409,935	$119,721	$1,360,730
Real estate construction	8,099	15,287	17,982	41,368
Real estate term	5,405	16,304	5,653	27,362
Consumer and other	63,424	97,643	65,980	227,047

Total variable-rate loans	$908,002	$539,169	$209,336	$1,656,507

        Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

        A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging growth or middle-market companies in a variety of industries. As of December 31, 2002, our software tools and applications industry subsector represented 16.2% of total gross loans, premium wineries industry sector represented 13.2% of total gross loans, venture capital industry subsector represented 11.8% of total gross loans, and private banking industry subsector represented 10.3% of total gross loans. No other industry sector represented more than 10.0% of total gross loans at December 31, 2002.

Loan Administration

        Authority over our loan policies resides with our board of directors. This authority is managed through the approval and periodic review of our loan policies. The board of directors delegates authority to the directors' loan committee to supervise our loan underwriting, approval, and monitoring activities. The directors' loan committee consists of outside board of director members and our chief executive officer, who serves as an alternate.

        Subject to the oversight of the directors' loan committee, lending authority is delegated to the chief credit officer and our internal loan committee, which consists of the chief executive officer, chief credit officer, chief banking officer, chief strategy officer, and other senior members of our lending management. Requests for new and existing credits that meet certain size and underwriting criteria may be approved outside of our internal loan committee by designated senior lenders or jointly with a senior credit officer.

Credit Quality and the Allowance for Loan Losses

        For a description of the accounting policies related to the allowance for loan losses, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" and "Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Significant Accounting Policies—Loans—Allowance for Loan Losses."

        The following table presents an analysis of the allowance for loan losses for the past five years:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance at January 1,	$72,375	$73,800	$71,800	$46,000	$37,700
Charge-offs:
Commercial	(27,408)	(37,671)	(63,177)	(34,312)	(31,123)
Real estate	—	(690)	—	—	—
Consumer and other	(524)	(424)	(203)	(196)	—

Total charge-offs	(27,932)	(38,785)	(63,380)	(34,508)	(31,123)

Recoveries:
Commercial	22,175	20,408	10,507	7,849	1,897
Real estate	—	209	47	34	366
Consumer and other	—	19	224	18	1

Total recoveries	22,175	20,636	10,778	7,901	2,264

Net charge-offs	(5,757)	(18,149)	(52,602)	(26,607)	(28,859)
Provision for loan losses	3,882	16,724	54,602	52,407	37,159

Balance at December 31,	$70,500	$72,375	$73,800	$71,800	$46,000

Net charge-offs to average total loans	0.3%	1.1%	3.3%	1.7%	2.2%

        The following table displays the allocation of the allowance for loan losses among specific classes of loans.

	December 31,
	2002		2001		2000		1999		1998
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Commercial	$58,702	83.8%	$65,972	92.3%	$54,300	92.7%	$49,985	95.5%	$28,417	95.8%
Real estate term	6,879	9.8	2,528	3.5	806	1.4	795	1.5	438	1.4
Real estate construction	1,016	1.4	1,062	1.5	1,141	1.9	792	1.5	374	1.3
Consumer and other	3,474	5.0	1,959	2.7	2,350	4.0	757	1.5	434	1.5
Unallocated	429	N/A	854	N/A	15,203	N/A	19,471	N/A	16,337	N/A

Total	$70,500	100.0%	$72,375	100.0%	$73,800	100.0%	$71,800	100.0%	$46,000	100.0%

        The allowance for loan losses totaled $70.5 million at December 31, 2002, a decrease of $1.9 million, or 2.6%, as compared to $72.4 million at December 31, 2001. This decrease was due to net charge-offs of $5.8 million, a decline of $12.4 million from the prior year offset by additional provisions to the allowance for loan losses of $3.9 million. Our loan recoveries in 2002 primarily related to entertainment niche loans, which were charged-off in 2000. The 2002 net charge-off amount was composed of $27.9 million in gross charge-offs and $22.2 million in gross recoveries.

        The 2001 gross charge-offs included one entertainment credit totaling $3.8 million. Of the total 2001 gross charge-offs, $4.9 million were classified as nonperforming loans at the end of 2000. The 2001 gross recoveries included three credits, one from our technology industry sector and two from our discontinued entertainment and healthcare niches, totaling $12.0 million.

        The unallocated component of the allowance for loan losses at December 31, 2001 decreased $14.3 million from 2000. The decrease in the unallocated allowance between 2000 and 2001, principally reflects our management's decision to provide an additional allocation of the allowance for loan losses for our early-stage product loan portfolio. No such specific allocation existed at December 31, 2000. Early-stage product loans represent approximately 20% of our total loan portfolio and are defined by us as loans made to nonpublic, emerging growth, technology and life science companies that have not yet attained profitability. We determined that an additional allocation of the allowance for loan losses was necessary as our early-stage product loan portfolio experienced higher than normal annualized gross loan losses that ranged from approximately 7% to 10% during each of the last three fiscal quarters of 2001. Therefore, our management established an additional allocation to specifically address potential loan losses from this portfolio.

        The 2000 gross charge-offs included three entertainment credits totaling $23.1 million and two commercial credits totaling $12 million in our healthcare services industry sector. Of the total 2000 gross charge-offs, $13.4 million were classified as nonperforming loans at the end of 1999.

Nonperforming Assets

        Nonperforming assets consist of loans that are past due 90 days or more that are still accruing interest, loans on nonaccrual status, other real estate owned (OREO), and other foreclosed assets. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets, and the allowance for loan losses. During 2002, 2001 and 2000, our nonaccrual loans represented all impaired loans. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with Statement of Financial Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan."

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonperforming assets:
Loans past due 90 days or more	$—	$1,000	$98	$911	$441
Nonaccrual loans	20,411	17,307	18,287	27,552	19,444

Total nonperforming loans	20,411	18,307	18,385	28,463	19,885
OREO and other foreclosed assets	—	—	—	—	1,800

Total nonperforming assets	$20,411	$18,307	$18,385	$28,463	$21,685

Nonperforming loans as a percent of total gross loans	1.0%	1.0%	1.1%	1.7%	1.2%
Nonperforming assets as a percent of total assets	0.5%	0.4%	0.3%	0.6%	0.6%
Allowance for loan losses	$70,500	$72,375	$73,800	$71,800	$46,000
As a percent of total gross loans	3.4%	4.1%	4.3%	4.4%	2.8%
As a percent of nonaccrual loans	345.4%	418.2%	403.6%	260.6%	236.6%
As a percent of nonperforming loans	345.4%	395.3%	401.4%	252.3%	231.3%

Nonaccrual Loans

        The detailed composition of nonaccrual loans is presented in the following table.

	December 31,
	2002	2001
	(Dollars in thousands)
Commercial	$14,688	$16,967
Real estate	5,723	340

Total nonaccrual loans	$20,411	$17,307

Nonperforming Loans

        Nonperforming loans totaled $20.4 million at December 31, 2002, an increase of $2.1 million, or 11.5%, from the $18.3 million total at December 31, 2001. Of the total nonperforming loans at year-end 2001, $8.4 million were charged off, $1.6 million remained on nonperforming status, $8.0 million were repaid during 2002, and $0.3 were upgraded to performing status. Additionally, $15.8 million in loans were placed on nonperforming status during 2002 and were still classified as nonperforming loans at the end of 2002.

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

        In addition to the loans disclosed in the foregoing analysis as of January 31, 2003, we have identified three loans with principal amounts aggregating approximately $11.8 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower cast serious doubts about the ability of the borrower to comply with the loan repayment terms.

        We held no OREO or other foreclosed assets at December 31, 2002, 2001, 2000, and 1999. OREO or other foreclosed assets totaled a combined $1.8 million at December 31, 1998. The OREO and other foreclosed assets balance at December 31, 1998 consisted of one OREO property and one other asset that was acquired through foreclosure. Both of these were sold during 1999. The OREO property consisted of multiple undeveloped lots and was acquired by us prior to June 1993. The one other asset acquired through foreclosure, which totaled $1.1 million at December 31, 1998, consisted of a favorable leasehold right under a master lease that we acquired upon foreclosure of a loan during 1997.

Deposits

        Our deposits are largely obtained from clients within our technology, life sciences, and premium winery industry sectors, and, to a lesser extent, from individuals served by our private banking division. We do not obtain deposits from conventional retail sources and have no brokered deposits. The following table presents the composition of our deposits for the last five years:

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Noninterest-bearing demand	$1,892,125	$1,737,663	$2,448,758	$1,928,100	$921,790
NOW	21,531	25,401	57,857	43,643	19,978
Regular money market	285,640	264,858	354,939	363,920	350,110
Bonus money market	647,615	630,091	1,164,624	1,481,457	1,835,249
Time	589,216	722,964	836,081	292,285	142,626

Total deposits	$3,436,127	$3,380,977	$4,862,259	$4,109,405	$3,269,753

        Total deposits were $3.4 billion at December 31, 2002, an increase of $55.2 million, or 1.6%, from the prior year-end total of $3.4 billion. Although our total period end client deposit balances remained fairly consistent between 2002 and 2001, we experienced a shift in the composition of deposit balances. Our noninterest-bearing demand deposits increased $154.5 million, or 8.9%, and money market deposits increased $38.3 million or 4.3%. These increases were largely offset by a decrease in time deposits of $133.7 million, or 18.5% from the prior year-end.

        Total deposits were $3.4 billion at December 31, 2001, a decrease of $1.5 billion, or 30.5%, from the prior year-end total of $4.9 billion. A substantial portion of the decrease in deposits during 2001 was concentrated in our noninterest-bearing demand deposits, which decreased $711.1 million, or 29.0%, and bonus money market deposits, which decreased $534.5 million or 45.9%, from the prior year-end. This decrease was explained by a slowdown in our clients' capital markets and venture capital funding that reduced our clients' liquidity levels at December 31, 2001.

        The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $530.5 million at December 31, 2002 and $653.5 million at December 31, 2001. At December 31, 2002, substantially all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Contractual Obligations and Commercial Commitments

        As of December 31, 2002, we had the following contractual obligations and commercial commitments:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Borrowings(1)	$26,524	$9,127	$17,397	—	—
Operating leases(2)	35,325	11,566	17,711	$5,070	$978
Trust preferred securities	39,472	—	—	—	39,472
Remaining unfunded commitments to wholly-owned venture capital funds(3)	18,484	18,484	—	—	—
Remaining unfunded commitments to venture capital funds by SVB Strategic Investors Fund, L.P.(3)	76,874	76,874	—	—	—
Remaining unfunded commitments to SVB Strategic Investors Fund, L.P.(3)(4)	11,100	11,100	—	—	—
Remaining unfunded commitments to Silicon Valley BancVentures, L.P.(3)(5)	4,020	4,020	—	—	—
Other commercial commitments	Amount of Commitment Expiring Per Period
Commitments to extend credit(6)	$2,500,283	$2,091,721	$364,826	$31,993	$11,743
Standby letters of credit(6)	566,607	508,742	50,856	3,395	3,614
Foreign exchange letters of credit(6)	16,301	16,301	—	—	—
Commercial letters of credit(6)	1,917	1,917	—	—	—

(1)
See "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 11. Borrowings" for further disclosure related to borrowings.

(2)
See "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 8. Premises and Equipment" for further disclosure related to premises and equipment.

(3)
See "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 6. Investment Securities" for further disclosure related to investment securities. In the merchant banking business, we make commitments to venture capital fund investments. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the venture capital fund. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle, the overall market conditions, and the nature and type of industry in which the privately held companies operate.

(4)
See "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 6. Investment Securities" for further disclosure related to investment securities. Silicon has committed capital of $15.0 million to SVB Strategic Investors Fund, L.P., representing an ownership interest of 11.1%. Effective January 1, 2003, our committed capital that can be called by SVB Strategic Investors Fund, L.P. was reduced to $13.5 million, thereby reducing the remaining unfunded commitment to $9.6 million.

(5)
See "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 6. Investment Securities" for further disclosure related to investment securities. Silicon made a capital commitment of $6.0 million to our venture capital fund, Silicon Valley BancVentures, L.P. in which we have an ownership interest of 10.7%.

(6)
See "Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 20. Financial Instruments with Off-Balance Sheet Risk" for further disclosure related to financial instruments with off-balance sheet risk.

Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management

        A key objective of asset/liability management is to manage interest rate risk associated with changing asset and liability cash flows and market interest rate movements. Interest rate risk occurs when interest rate sensitive assets and liabilities do not re-price simultaneously both in timing and volume. Our asset/liability committee (ALCO) provides oversight to our interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by our Board of Directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate.

        We manage interest rate risk principally through strategies involving our investment securities portfolio. Our policies permit the use of off-balance-sheet derivative instruments in managing interest rate risk.

        Our monitoring activities related to managing interest rate risk include both interest rate sensitivity gap analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, we combine the use of gap analysis with use of a simulation model that provides a dynamic assessment of interest rate sensitivity.

Interest Rate Sensitivity Analysis

        The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets and interest sensitive liabilities that are anticipated to re-price within a specific time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities re-pricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. The gap analysis as of December 31, 2002 indicates that the cumulative one-year gap as a percentage of interest-earning assets was a positive 27%.

        The following table illustrates our interest rate sensitivity gap positions at December 31, 2002:

Interest Rate Sensitivity Analysis as of December 31, 2002

	Assets and liabilities which mature or reprice
	Immediately	1 Day to 1 Month	After 1 Month to 3 Months	After 3 Months to 6 Months	After 6 Months to 1 Year	After 1 Year to 5 Years	After 5 Years	Not Stated	Total
	(Dollars in thousands)
Interest-Earning Assets:
Cash and due from banks		$239,927							$239,927
Federal funds sold and securities purchased under agreement to resell(1)	—	202,662	—	—	—	—	—	—	202,662

Investment securities:
U.S. Treasury and agencies obligations(2)	—	2,999	—	—	$26,458	$178,024	$10,642	—	218,123
Collateralized mortgage obligations and mortgage-backed securities(2)	—	10,239	$18,816	$24,497	39,822	416,029	69,694	—	579,097
Obligations of states and political subdivisions	—	55,000	2,573	2,251	6,205	78,091	66,397	—	210,517
Commercial paper and other debt securities	—	49,656	—	—	—	—	—	—	49,656
Money market mutual funds	—	378,933	—	—	—	—	—	—	378,933
Other equity securities(3)	—	—	—	—	—	—	—	$9,565	9,565

Total investment securities	—	496,827	21,389	26,748	72,485	672,144	146,733	9,565	1,445,891

Loans(4)(5)	$1,594,683	32,943	47,876	58,978	103,283	221,004	20,678	6,635	2,086,080

Total interest-earning assets	$1,594,683	$972,359	$69,265	$85,726	$175,768	$893,148	$167,411	$16,200	$3,974,560

Funding Sources:
Demand deposits	—	$83,971	$156,927	$210,228	$343,567	$973,241	$124,191	—	$1,892,125
Money market and NOW deposits	—	48,206	89,015	116,924	184,722	463,075	52,844	—	954,786
Time deposits	—	445,311	47,405	50,180	45,871	449	—	—	589,216

Total interest-bearing deposits	—	577,488	293,347	377,332	574,160	1,436,765	177,035	—	3,436,127
Short-term borrowings	—	—	—		9,127	—	—	—	9,127
Long-term debt	—	—	—		—	17,397	—	—	17,397
Trust preferred securities	—	—	—		—	—	39,472	—	39,472
Portion of noninterest-bearing funding sources	—	—	—		—	—	—	$472,437	472,437

Total funding sources	$—	$577,488	$293,347	$377,332	$583,287	$1,454,162	$216,507	$472,437	$3,974,560

Off-Balance Sheet Items:
Interest Rate Swap	—	—	(40,000)	40,000	—	—	—	—	—
Gap	$1,594,683	$394,871	$(264,082)	$(251,606)	$(407,519)	$(561,014)	$(49,096)	$(456,237)	—
Cumulative Gap	$1,594,683	$1,989,554	$1,725,472	$1,473,866	$1,066,347	$505,333	$456,237	—	—

(1)
Includes interest-bearing deposits in other financial institutions of $0 as of December 31, 2002.

(2)
Principal cash flows are based on estimated principal payments as of December 31, 2002.

(3)
Not stated column consists of investments in Federal Reserve and Federal Home Loan Bank stock as of December 31, 2002.

(4)
Not stated column consists of nonaccrual loans of $20.4 million offset by unearned income of $11.8 million as of December 31, 2002.

(5)
Maturity/repricing columns for fixed rate loans are based upon the amount and timing of related principal payments as of December 31, 2002.

Market Value of Portfolio Equity (MVPE)

        One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance-sheet items, defined as our market value of portfolio equity (MVPE). This analysis assesses the changes in market values of interest-rate-sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points and the resulting effect on our MVPE. Policy guidelines establish maximum variances in our MVPE of 20.0% and 30.0% in the event of an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

        The following table presents our MVPE exposure at December 31, 2002 and December 31, 2001, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

		Estimated Increase/ (Decrease) in MVPE
Change in Interest Rates (Basis Points)	Estimated MVPE
		Amount	Percent
	(Dollars in thousands)
December 31, 2002:
+200	$746,459	$12,864	1.8%
+100	739,634	6,039	0.8
-	733,595	—	—
-100	722,113	(11,482)	(1.6)
-200	707,976	(25,619)	(3.5)
December 31, 2001:
+200	$805,971	$9,845	1.2%
+100	800,734	4,608	0.6
-	796,126	—	—
-100	789,689	(6,437)	(0.8)
-200	779,263	(16,863)	(2.1)

        The preceding table indicates that at December 31, 2002, in the event of an instantaneous and sustained increase or decrease in market interest rates, our MVPE would be expected to respectively increase or decrease accordingly.

        The market value calculations supporting the results in the preceding table are based on the present value of estimated cash flows using both market interest rates provided by independent broker/dealers and other publicly available sources that we deem reliable. These calculations do not contemplate any changes that we could make to reduce our MVPE exposure in response to a change in market interest rates.

        As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain of our assets and liabilities may have similar maturity or re-pricing profiles, they may react to changes in market interest rates with different magnitudes. Also, actual prepayment rates on loans and investments could vary substantially from the assumptions utilized in the model in deriving the results as presented in the preceding table. Further, a change in the shape of the forward yield curve could result in different MVPE estimations from those presented herein. Accordingly, the results in the preceding table should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting MVPE estimates are not intended to represent, and should not be construed to represent the underlying value.

        The simulation model also gives us the ability to simulate our net interest income using an interest rate forecast (simple simulation). In order to measure the sensitivity of our forecasted net interest income to changing interest rates utilizing the simple simulation methodology, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the forward yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, as applicable, by 200 basis points in 12 equal increments over a one-year period.

        In addition to the 200 basis point ramp scenario mentioned above we run net interest income and net income simulations in an interest rate environment whereby we shock the base rate immediately both up and down 100 basis points. The combination of the ramp and shock scenarios provides us with additional information with respect to our sensitivity to interest rates and the impact on our net income under varied interest rate scenarios.

        Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income sensitivity exceeding 20.0%. Simulations as of December 31, 2002 indicated that we were well within these policy guidelines.

        Interest rate risk is the most significant market risk impacting us. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk, equity price risk, and basis risk. The impact resulting from these market risks is not considered significant and no separate quantitative information concerning market rate and price exposure is presented herein.

        Our MVPE exposure at December 31, 2002 increased slightly from December 31, 2001 primarily due to changes in the investment portfolio while staying well within our policy guidelines. In addition, our net interest income at risk remains well within policy limits. These estimates are highly assumption-dependent and will change regularly as the company's asset-liability structure changes and as different interest rate environments evolve. We expect to continue to actively manage our interest rate risk utilizing on and off-balance sheet strategies as appropriate.

Liquidity

        Another important objective of asset/liability management is to manage liquidity. The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand, to meet depositors' needs, and to service other liabilities as they become due without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

        We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Our ALCO provides oversight to the liquidity management process and recommends policy guidelines, subject, to Board of Directors' approval, and courses of action to address our actual and projected liquidity needs.

        The ability to attract a stable, low-cost base of deposits is our primary source of liquidity. We continue to expand on opportunities to increase our liquidity. In the third quarter of 2002, we became a member of the Federal Home Loan Bank of San Francisco adding to our liquidity channels. Other sources of liquidity available to us include federal funds purchased, reverse repurchase agreements, and other short-term borrowing arrangements. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of six months, and anticipated near-term cash flows from investments.

        Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At December 31, 2002, our ratio of liquid assets to total deposits was 43.7%. Although this ratio is lower than the comparable ratio of 48.3% as of December 31, 2001, it is well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in our liquidity management activities. As of December 31, 2002 and 2001, we were in compliance with all of these policy measures.

        In analyzing our liquidity during 2002, reference is made to our consolidated statement of cash flows for the year ended December 31, 2002, see "Item 8. Consolidated Financial Statements and Supplementary Data." The statement of cash flows includes separate categories for operating, investing, and financing activities. Operating activities included net income of $53.4 million for 2002, which was adjusted for certain non-cash items including the provision for loan losses, depreciation, deferred tax assets, and an assortment of other miscellaneous items resulting in cash generated from operations. Investing activities consisted of transactions in investment securities resulting in a net cash inflow of $296.2 million and the net change in total loans which resulted in a net cash outflow of $346.8 million in 2002. The net cash outflow from securities transactions were the net result of investment securities maturities and sales, offset by purchases of securities. The net cash outflow related to loans relates to loan originations offset by principal collections. Financing activities reflected cash outflows of $109.4 million resulting from the repurchase of common stock, and net cash outflows of $40.4 million from decreases in short-term borrowings and long-term debt. Additionally, our total deposits increased by $55.2 million during 2002, and we received net cash proceeds received from issuance of common stock totaling $9.8 million under the provisions of our employee benefit plans. In total, the transactions noted above resulted in a net cash inflow of $2.1 million for 2002 and total cash and cash equivalents, as defined in our consolidated statement of cash flows, of $442.6 million at December 31, 2002.

        On a stand-alone basis, Silicon is dependent on dividends from Silicon Valley Bank as its primary source of liquidity. The ability of Silicon Valley Bank to pay dividends is subject to certain regulations, see "Item 1. Business—Supervision and Regulation—Restriction on Dividends."

Capital Resources

        Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of trust-preferred securities and common stock, as well as retained earnings.

        We repurchased 3.3 million shares of common stock, at an average price of $18.21 per share, for a total purchase price of $59.7 million during 2002, in conjunction with the $100.0 million share repurchase program authorized by the Board of Directors on September 16, 2002.

        In November 2002, we entered into an accelerated stock repurchase (ASR) agreement to facilitate the repurchase of our shares of common stock. Pursuant to the agreement, we purchased approximately 2.3 million shares from the counterparty for approximately $40.0 million. The agreement has a five-year term. During the term of the agreement, we have an obligation to sell shares to the counterparty equal to the number of shares we purchased from them at the outset of the agreement. We may fulfill this obligation either by buying shares in the open market and selling those shares to the counterparty at forward prices specified in the agreement or by issuing new shares and remitting them to the counterparty in exchange for the forward price. The forward price is based on a formula that begins with the price of the initial purchase and is adjusted for fees and commissions and the length of time from the initial purchase to when shares are sold or delivered to the counterparty. We have complete discretion as to the timing and amounts of shares that we sell to the counterparty subject to a cumulative minimum of 20% by the end of each year of the agreement. Thus, we are required to sell to the counterparty 20% of the shares in the ASR by the first anniversary date, 40% by the second anniversary date, and so on.

        We accounted for the initial payment under the ASR as a purchase of treasury stock, and we subsequently retired those shares. The obligation under the forward contract is not recorded in our financial statements, but rather treated as a contingent obligation. Under the agreement, the number of shares to be issued by us, if we were required to pay the counterparty and elected to net settle in shares, is capped at approximately 6.7 million. As of the end of 2002, we had purchased in the open market and sold to the counterparty approximately 1.6 million shares leaving less than 700,000 shares remaining under the forward contract obligation.

        Based on our stock price at the end of the fourth quarter of 2002, we would pay approximately $356,000 in cash to the counterparty to settle the ASR contract in existence at December 31, 2002. However, for every one dollar of change in the average price of our common stock during the valuation period, the settlement amount would change by about $700,000. Subsequent to the end of the year, but prior to filing this report, we completed all obligations under the ASR.

        Additionally, during 2002, prior to the ASR agreement, we also repurchased 2.3 million shares of common stock, at an average price of $21.83 per share, for a total purchase price of $50.2 million in conjunction with the $50.0 million shares repurchase program authorized by the Board of Directors on March 21, 2002.

        Subsequent to the end of 2002, we entered into another ASR agreement for 1.7 million shares for $29.9 million. The terms of this second ASR arrangement are substantially the same as those in the first agreement described above.

        During 2002, we implemented a real estate investment trust (REIT) to serve as a future-funding vehicle. We expect to be able to raise capital through the REIT at a lower cost of funds than funds raised directly through Silicon Valley Bank. Additionally, we expect to obtain a tax benefit from the REIT structure for several quarters.

        During 2001, we repurchased 4.5 million shares of common stock, at an average price of $22.20 per share, for a total purchase price of $99.9 million in conjunction with the share repurchase program authorized by the Board of Directors on April 5, 2001.

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

        Stockholders' equity totaled $590.4 million at December 31, 2002, a decrease of $37.2 million, or 5.9%, from the $627.5 million balance at December 31, 2001. This decrease in 2002, as compared to 2001, was primarily due to the repurchase of 5.5 million shares of common stock for an aggregate purchase price of $109.4 million, substantially offset by net income of $53.4 million and stock issuances under employee stock purchase and option programs. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of December 31, 2002.

        Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future. Our management engages in a periodic capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing business activities and expected future business activities. Expected future activities for which capital is set aside include potential product expansions and acquisitions of new business lines. Once capital is allocated to both existing and future business needs, management determines if any excess capital is available. If there is, management recommends to the Board of Directors action steps to use the excess capital. In 2002, excess capital was used to repurchase shares. In the future, excess capital may be used to continue repurchases or pay dividends. As of December 31, 2002, there are no plans for payment of dividends or repurchases in excess of those already disclosed above.

        We received an initial credit rating during 2002. Silicon's credit rating by Moody's Investor Service ("Moody's") at December 31, 2002 was "Baa1" for issuer rating. According to Moody's, issuers rated "Baa1" offer adequate financial security. However, certain protective elements may be lacking or may be unreliable over any great period of time. Silicon Valley Bank's credit rating by Moody's at December 31, 2002 was "A3" for issuer rating, "A3" for long-term deposits, "P-2" for short-term deposits, and "C" for financial strength. Moody's bank deposit ratings are opinions of a bank's ability to repay punctually its foreign and/or domestic currency deposit obligations. According to Moody's an "A" rating for deposits represents good credit quality, however, elements may be present that suggest a susceptibility to impairment over the long-term. Banks rated "P-2" by Moody's, for short-term deposits offer strong credit quality and a strong capacity for timely payment of short-term deposit obligations. Financial strength ratings represent Moody's opinion of a bank's intrinsic safety and soundness and, as such, exclude certain external credit risks and credit support elements that are addressed by Moody's bank deposit ratings. Banks rated "C" possess adequate intrinsic financial strength and are typically institutions with more limited but still valuable business franchises, good financial fundamentals, and a predictable and stable operating environment.

        The table below presents the relationship between the following significant financial ratios:

	Years Ended December 31,
	2002	2001	2000
Return on average assets	1.4%	2.0%	3.1%
Divided by
Average equity as a percentage of average assets	16.3%	14.9%	9.2%
Equals
Return on average equity	8.5%	13.5%	33.3%
Times
Earnings retained	100.0%	100.0%	100.0%
Equals
Internal capital growth	8.5%	13.5%	33.3%

        Both Silicon's and Silicon Valley Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively of risk-weighted assets and certain off-balance-sheet items for a well-capitalized depository institution.

        The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution.

        Both Silicon's and Silicon Valley Bank's capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of December 31, 2002, 2001, and 2000. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 23 to the Consolidated Financial Statements—Regulatory Matters." Capital ratios for Silicon Valley Bancshares are set forth below:

	December 31,
	2002	2001	2000
Total risk-based capital ratio	16.0%	17.2%	17.7%
Tier 1 risk-based capital ratio	14.8%	15.9%	16.5%
Tier 1 leverage ratio	13.9%	14.8%	12.0%

        The decrease in our total risk-based capital ratio and the Tier 1 risk-based capital ratio at the end of 2002 from the prior year-end was primarily attributable to a decrease in Tier 1 capital. The decrease in all of our regulatory capital ratios between 2001 and 2002 was primarily due to the reduction of additional paid in capital, which resulted from our stock repurchase programs.

        The decrease in our total risk-based capital ratio and the Tier 1 risk-based capital ratio at the end of 2001 from the prior year-end was primarily attributable to a decrease in Tier 1 capital. This decrease was due to an adjustment for goodwill related to the Alliant purchase completed on September 28, 2001. The Tier 1 leverage ratio improved as of December 31, 2001, as compared to December 31, 2000, due to a decrease in quarterly average total assets, resulting from a decline in deposits during 2001.

Stock Option Program

        Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. We consider our option program critical to our operations and productivity. Our 1997 equity incentive plan and our 1989 and 1983 stock option plans provide for the granting of incentive and nonstatutory stock options. These options entitle directors, employees, and certain other parties to purchase shares of our common stock at a price not less than 100% and 85% of the fair market value of the common stock on the date the option is granted for incentive and non-statutory stock options, respectively. Options may vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant. Subsequent to December 31, 2002, the board of directors of Silicon Valley Bancshares approved an amendment to the 1997 equity incentive plan, which provides that the exercise price of each nonstatutory stock option shall be not less than eighty-five percent (85%) of the Fair Market Value of the stock subject to the option on the date the option is granted and will be in lieu of cash compensation.

        Decisions regarding compensation of our executive officers, including those related to stock and stock options, are considered by our full board of directors based upon the recommendations and analysis performed by the compensation committee, which is currently composed of members from our board of directors. All members of the compensation committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. See the "Report Of The Compensation and Benefits Subcommittee of the Executive Committee of the Board On Executive Compensation" included in our definitive proxy statement for the annual meeting of stockholders to be held on April 17, 2003, for further information concerning our policies and procedures regarding the use of stock options.

        The following table describes the employee and executive option grants.

	Year ended December 31,
	2002	2001	2000
Net grants during the period as % of outstanding shares	2.6%	1.5%	2.5%
Grants to listed officers* during the period as % of total options granted	9.3%	9.5%	3.0%
Grants to listed officers* during the period as % of outstanding shares	0.5%	0.3%	0.1%
Cumulative options held by listed officers* as % of total options outstanding	9.8%	8.5%	7.2%

*
See the "Executive Options" section to find the four highest compensated members of our executive management team subject to the requirements of Section 16 of the Securities and Exchange Act of 1934, as of December 31, 2002.

        During 2002, 90.7% of the options we granted went to employees other than the top four officers. During 2002, we granted options to purchase 2,147,709 shares of our common stock to our employees, which was a net increase of 1,059,897 shares of options outstanding after deducting 562,982 shares for options exercised and 524,830 shares for options forfeited. The net options granted after forfeitures represented 2.6% of our total outstanding shares of 40,578,093 as of December 31, 2002.

        During 2002, options granted to the four most highly compensated executive officers amounted to 9.3% of the grants made to all employees. Options granted to the top four executive officers as a percentage of total options granted to all employees vary from year to year.

        The following table describes in-the-money and out-of-the-money option information as of December 31, 2002.

	Exercisable		Unexercisable		Total
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	1,146,128	$10.95	923,184	$15.15	2,069,312	$12.83
Out-of-the-Money(1)	1,038,058	27.98	3,127,268	27.35	4,165,326	27.51

Total Options Outstanding	2,184,186	19.05	4,050,452	24.56	6,234,638	22.63

(1)
Out of money options are those options with an exercise price equal to or above the closing price of $18.25 at December 31, 2002.

        For additional information about our stock option plan for years 1999 through 2001 and the pro-forma earnings presentation as if we had expensed our stock options grants using the fair value method of accounting, see "Item 8. Consolidated Financial Statements and Supplementary Data—Note 18 to the Consolidated Financial Statements—Employee Benefit Plans."

Executive Options:

        The following table describes the options granted to listed officers during 2002.

Individual Grants
Officers	Number of Securities Underlying Options Per Grant	Percent of Total Options Granted to Employees		Exercise of Base Price ($/Share)	Expiration Date
Kenneth P. Wilcox, President and CEO	50,000 30,000	2.3 1.4	% %	30.84 17.07	5/30/12 11/8/12
Harry W. Kellogg, Jr., President of Merchant Bank	15,000 15,000	0.7 0.7	% %	31.29 17.07	4/17/12 11/18/12
Marc J. Verissimo, Chief Strategy Officer	12,500 15,000	0.6 0.7	% %	31.29 17.07	4/17/12 11/8/12
Lauren Friedman, Chief Financial Officer	40,000 12,500 10,000	1.9 0.6 0.5	% % %	24.57 31.29 17.07	1/16/12 4/17/12 11/8/12

        The above table reflects the four highest compensated members of our executive management team, who are deemed to be subject to the requirements of Section 16 of the Securities and Exchange Act of 1934. These options were granted pursuant to our 1997 Equity Incentive Plan (the Plan). The Plan provides for administration of the Plan by our Board of Directors, or by a committee thereof to which the Board of Directors has delegated authority to administer the Plan (the "Administrator"). The Administrator designates the persons to be granted options, the type of option, the number of underlying shares, the exercise price, the date of grant, and the date options become exercisable. These options were granted at 100% of the fair market value of our common stock on the date of grant. The option grants vest ratably over four years and expire ten years from the date of grant. Should the stock price decrease below the exercise price, these options become worthless. Upon a "Change in Control" of Silicon Valley Bancshares or Silicon Valley Bank, the options become fully exercisable. See "Termination Agreements" included in our definitive proxy statement for the annual meeting of stockholders to be held on April 17, 2003 for further information concerning our policies and procedures regarding the use of stock options.

        The following table describes the options exercised during 2002, and the remaining holdings of listed officers as of December 31, 2002.

			Number of Securities Underlying Unexercised Options at End of Quarter Date
					Values of Unexercised In-the-Money Option at End of Quarter Date(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Kenneth P. Wilcox	—	—	125,000	140,000	$1,009,520	$105,240
Harry W. Kellogg, Jr.	—	—	98,750	73,750	809,520	87,540
Marc J. Verissimo	36,800	$734,420	42,575	70,625	227,814	64,260
Lauren Friedman	—	—	—	62,500	—	11,800

(1)
The dollar value of options does not represent actual realizable value to the optionee, but was computed by multiplying the number of shares by the closing market price of our common stock at December 31, 2002, less the number of shares times the closing market price of our common stock on the date grants were approved by our Board of Directors. Market prices used were those quoted in the National Association of Securities Dealers Automated Quotation/National Market.

Risk Factors

        Our business is subject to a number of risks, including those described below.

If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

        As a lender, the largest risk we face is the possibility that a significant number of our client borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse affect on our business, profitability, and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment. We cannot assure that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Allowance for Loan Losses" for further discussion on the evaluation process of the adequacy of the allowance for loan losses.

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

Decreases in amount of capital available to start-up and emerging growth companies, could adversely affect our business, profitability, and growth prospects.

        Our strategy has focused on providing banking products and services to emerging growth and middle-market companies receiving financial support from sophisticated investors, including venture capitalists, "angels," and corporate investors. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive a second or third round of equity infusion from investors. The amount of capital available to startup and emerging growth companies has decreased in the past three years, which has caused our client deposit balances to decline. If the amount of capital available to such companies continues to decrease, it is likely that the number of new clients and investor financial support to our existing borrowers would decrease, having an adverse effect on our business, profitability and growth prospects.

        Among the factors that have and could in the future affect the amount of capital available to startup and emerging growth companies are the receptivity of the capital markets to initial public offerings or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments, and general economic conditions in the technology and life sciences industries. Over the past three years, the stock prices of many technology and life science companies have declined substantially, and the capital markets have been less receptive to initial public offerings. Reduced capital markets valuations could further reduce the amount of capital available to startup and emerging growth companies, including companies within our technology and life science industry sectors.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

        Silicon Valley Bancshares, Silicon Valley Bank, and their subsidiaries are extensively regulated under federal and state law. These regulations are intended primarily for the protection of depositors, other clients, and the deposit insurance fund—not for the benefit of stockholders or security holders. Federal and state laws and regulations limit the activities in which Silicon Valley Bancshares, Silicon Valley Bank, and their subsidiaries may engage. In addition, Silicon Valley Bancshares, Silicon Valley Bank and their subsidiaries are required to maintain certain minimum levels of capital. Federal and state banking regulators possess broad powers to take supervisory action, as they deem appropriate, with respect to Silicon Valley Bancshares and Silicon Valley Bank. Alliant Partners and SVB Securities, both broker-dealer subsidiaries, are regulated by the SEC and the NASD. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. Supervisory actions can result in higher capital requirements, higher insurance premiums, and limitations on the activities of Silicon Valley Bancshares, Silicon Valley Bank or their subsidiaries. These supervisory actions could have a material adverse effect on our business and profitability.

Warrant, venture capital fund, and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity markets, which is uncertain.

        We have historically obtained rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities. We may not be able to realize gains from warrants in future periods, or our realized gains may be materially less than the current level of unrealized gains disclosed in this filing. We also have made investments in venture capital funds as well as direct equity investments in companies. The timing and amount of income, if any, from the disposition of client warrants, venture capital funds and direct equity investments, typically depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for initial public offerings, fluctuations in the market prices of the underlying common stock of these companies, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. In addition, our investments in venture capital funds and direct equity investments have and could continue to lose value or become worthless, which would reduce our net income or could cause a net loss in any period. All of these factors are difficult to predict, particularly in the current economic environment. If equity market conditions do not improve, it is likely that additional investments within our existing portfolio will become impaired. However, we are not in a position to know at the present time which specific investments, if any, are likely to be impaired or the extent or timing of individual impairments. Therefore, we cannot predict future investment gains or losses with any degree of accuracy, and any gains or losses are likely to vary materially from period to period.

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

        A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates we receive on interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, and unemployment. In addition, legislative changes could affect the manner in which we pay interest on deposits or other liabilities. For example, Congress has for many years debated repealing a law that prohibits banks from paying interest rates on checking accounts. If this law were to be repealed, we would be subject to competitive pressure to pay interest on our clients' checking accounts, which would negatively affect our interest rate spread. Any material decline in our interest rate spread would have a material adverse effect on our business and profitability. For example, over the past two years the federal funds interest rate declined by 525 basis points. Consequently, our net interest margin decreased by 140 basis points, from the fourth quarter of 2000 to the fourth quarter of 2002.

Adverse changes in domestic or global economic conditions, especially in the technology sector and especially in California, could have a material adverse effect on our business, growth, and profitability.

        If conditions worsen in the domestic or global economy, especially in the technology sector, our business, growth and profitability are likely to be materially adversely affected. Current uncertainty surrounding a possible war with Iraq is one of many factors that may prevent or delay an economic recovery in the near future. Many of our technology clients have been harmed by the current economic slowdown, and would be further harmed by the continuation or worsening of the global or U.S. economic slowdown. Our clients may be particularly sensitive to disruptions in the growth of the technology sector of the U.S. economy. In addition, a substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California could harm the businesses of a disproportionate number of our clients. To the extent that our clients' underlying business is harmed, they are more likely to default on their loans. In 2002, the economic slowdown resulted in both lower average interest-earning assets and average client deposit balances, as compared to 2001, thus reducing our net interest income. Net interest income in 2002 was $194.7 million, down from $263.0 million in 2001.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

        We rely on experienced client relationship managers and on officers and employees with strong relationships with the venture capital community to generate new business. If a significant number of these employees were to leave us, our growth and profitability could be adversely affected. We believe that our employees frequently have opportunities for alternative employment with competing financial institutions and with our clients. We did not pay any incentive compensation in 2001 and paid minimal amounts in 2002. The lack of meaningful incentive compensation payouts increases the risk associated with employee retention.

We cannot assure that we will be able to maintain our historical levels of profitability in the face of sustained competitive pressures.

        Other banks and specialty and diversified financial services companies, many of which are larger and have more capital than we do, offer lending, leasing and other financial products to our customer base. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies, early stage growth companies or special industries such as wineries. In other cases, our competitors may offer a financial product that provides an alternative to one of the products we offer to our clients. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, new competitors sometimes undercut the pricing and/or credit terms prevalent in that market. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges.

We face risks in connection with completed or potential acquisitions.

        We completed one acquisition in each of 2002 and 2001 and, if appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic. There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with our current business.

        Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could have a material adverse affect on our business, results of operations, and/or financial condition. Any such future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on terms favorable to us, or at all; and such financing, if available, might be dilutive. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations."

        Upon completion of an acquisition, we are faced with the challenges of integrating the operations, services, products, personnel, and systems of acquired companies into our business, which may divert management's attention from ongoing business operations. In addition, acquisitions of new businesses may subject us to regulatory scrutiny. We cannot assure that we will be successful in integrating any acquired business effectively into the operations of our business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.

The price of our common stock may decrease rapidly and significantly.

        The market price of our common stock could decrease in price rapidly and significantly at any time. The market price of our common stock has fluctuated in recent years. Between January 1, 2001 and December 31, 2002, the closing market price of our common stock has ranged from a low of $14.58 per share to a high of $38.00 per share. Fluctuations may occur, among other reasons, in response to:

  •
  Operating results

  •
  Market interest rates

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

        We offer various Internet-based services to our clients, including online banking services, a client exchange program, and a Web site where our clients can exchange information with one another. The secure transmission of confidential information over the Internet is essential to maintain our clients' confidence in our online services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to mitigate breaches of security could adversely affect our ability to offer and grow our online services and could harm our business.

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

We face risks associated with international operations.

        A component of our strategy is to expand internationally on a limited basis. Expansion into the international markets, albeit on a limited basis, will require management attention and resources. We have limited experience in internationalizing our service, and we believe that many of our competitors are also undertaking expansion into foreign markets. There can be no assurance that we will be successful in expanding into international markets. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and to expand our international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting accounts receivable, political instability, seasonal reductions in business activity, and potentially adverse tax consequences, any of which could adversely affect the success of our international operations. To the extent we expand into international operations and have additional portions of our international revenues denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on our business, results of operations, and/or financial condition.

Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

        Our success depends, in part, upon our ability to adapt our products and services to evolving industry standards and consumer demand. There is increasing pressure on financial services companies to provide products and services at lower prices. In addition, the widespread adoption of new technologies, including Internet-based services, could require us to make substantial expenditures to modify or adapt our existing products or services. A failure to achieve market acceptance of any new products we introduce, or a failure to introduce products that the market may demand, could have an adverse affect on our business, profitability, or growth prospects.

We have businesses other than banking.

        In addition to commercial banking services, we provide M&A advisory services, merchant banking services, investment advisory services, and other business services. We may in the future develop or acquire other non-banking businesses. As a result of such other businesses, our earnings could be subject to risks and uncertainties that are different than our commercial banking services.

If Alliant Partners does not meet earnings targets, we could have an impairment of goodwill.

        In 2001, we acquired the assets of Alliant Partners. Alliant offers merger and acquisition advisory services. The success of Alliant's business is dependent on a number of factors, including the general level of merger and acquisition activity and client company valuations, which have been negatively affected by the current economic slowdown. Success is also dependent on the continued employment of several key employees of Alliant. We test for impairment of goodwill relating to Alliant on an annual basis. As of December 31, 2002, we concluded that goodwill relating to Alliant is not impaired. However, if Alliant does not meet projected revenues in the future, or if certain key employees were to leave Alliant, we could conclude that the value of the business has dropped and that goodwill relating to Alliant has been impaired. If we were to conclude that goodwill has been impaired, that conclusion could result in a non-cash goodwill impairment charge to us, which could adversely affect our results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Silicon Valley Bancshares:

        We have audited the accompanying consolidated balance sheets of Silicon Valley Bancshares and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon Valley Bancshares and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

San Francisco, California
January 16, 2003

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(Dollars in thousands, except par value)
Assets
Cash and due from banks	$239,927	$228,318
Federal funds sold and securities purchased under agreement to resell	202,662	212,214
Investment securities	1,535,694	1,833,162
Loans, net of unearned income	2,086,080	1,767,038
Allowance for loan losses	(70,500)	(72,375)

Net loans	2,015,580	1,694,663
Premises and equipment	17,886	21,719
Goodwill	100,549	96,380
Accrued interest receivable and other assets	70,883	85,621

Total assets	$4,183,181	$4,172,077

Liabilities, Minority Interest, and Stockholders' Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$1,892,125	$1,737,663
NOW	21,531	25,401
Money market	933,255	894,949
Time	589,216	722,964

Total deposits	3,436,127	3,380,977
Short-term borrowings	9,127	41,203
Other liabilities	47,550	29,781
Long-term debt	17,397	25,685

Total liabilities	3,510,201	3,477,646

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	39,472	38,641
Minority interest	43,158	28,275
Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding
Common stock, $0.001 par value, 150,000,000 shares authorized; 40,578,093 and 45,390,007 shares outstanding at December 31, 2002 and 2001, respectively	41	45
Additional paid-in capital	99,979	196,143
Retained earnings	476,610	423,252
Unearned compensation	(652)	(1,600)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	14,372	9,675

Total stockholders' equity	590,350	627,515

Total liabilities, minority interest, and stockholders' equity	$4,183,181	$4,172,077

See notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$156,240	$184,859	$189,062
Investment securities:
Taxable	46,585	79,245	107,268
Non-taxable	6,894	10,801	6,958
Federal funds sold and securities purchased under agreement to resell	2,865	25,421	83,472

Total interest income	212,584	300,326	386,760

Interest expense:
Deposits	16,229	36,866	56,912
Other borrowings	1,647	475	—

Total interest expense	17,876	37,341	56,912

Net interest income	194,708	262,985	329,848
Provision for loan losses	3,882	16,724	54,602

Net interest income after provision for loan losses	190,826	246,261	275,246

Noninterest income:
Client investment fees	30,671	41,598	35,831
Letter of credit and foreign exchange income	15,225	12,655	18,586
Corporate finance fees	12,110	2,911	1,820
Deposit service charges	9,072	6,196	3,336
Disposition of client warrants	1,661	8,500	86,322
Investment (losses) gains	(9,825)	(12,373)	37,065
Other	8,944	11,346	6,670

Total noninterest income	67,858	70,833	189,630

Noninterest expense:
Compensation and benefits	105,168	89,060	106,385
Net occupancy	20,391	16,181	9,363
Professional services	18,385	24,543	20,832
Furniture and equipment	9,562	13,916	11,999
Business development and travel	8,426	10,159	11,188
Postage and supplies	3,190	3,995	3,500
Telephone	3,123	4,317	2,815
Tax credit fund amortization	2,963	2,756	—
Correspondent bank fees	2,835	479	112
Trust preferred securities distributions	2,230	3,300	3,300
Advertising and promotion	1,025	3,126	3,445
Retention and warrant incentive plans	(883)	1,473	17,311
Other	9,959	10,183	8,111

Total noninterest expense	186,374	183,488	198,361
Minority interest	7,767	7,546	460

Income before income tax expense	80,077	141,152	266,975
Income tax expense	26,719	52,998	107,907

Net income	$53,358	$88,154	$159,068

Basic earnings per share	$1.21	$1.85	$3.41
Diluted earnings per share	$1.18	$1.79	$3.23

See notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net income	$53,358	$88,154	$159,068
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains	5,804	12,398	34,452
Reclassification adjustment for gains included in net income	(1,107)	(5,323)	(73,514)

Other comprehensive income (loss)	4,697	7,075	(39,062)

Comprehensive income	$58,055	$95,229	$120,006

See notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Years Ended December 31, 2002, 2001, and 2000
	(Dollars in thousands)
	Common Stock					Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings	Unearned Compensation
	Shares	Amount					Total
Balance at December 31, 1999	44,800,736	$45	$153,440	$176,030	$(2,327)	$41,662	$368,850
Issuance of common stock, net of offering costs of $6.2 million	2,510,000	3	99,079	—	—	—	99,082
Common stock issued under employee benefit plans, net of cancellation	1,013,985	1	9,202	—	(3,274)	—	5,929
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	18,287	—	—	—	18,287
Net income	—	—	—	159,068	—	—	159,068
Amortization of unearned compensation	—	—	—	—	1,967	—	1,967
Other comprehensive loss:
Net change in unrealized gains (losses) on available-for-sale investments	—	—	—	—	—	(39,062)	(39,062)
2-for-1 stock split in the form of a stock dividend	653,185	—	—	—	—	—	—

Balance at December 31, 2000	48,977,906	49	280,008	335,098	(3,634)	2,600	614,121

Common stock issued under employee benefit plans, net of cancellation	874,101	1	11,362	—	326	—	11,689
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	4,619	—	—	—	4,619
Net income	—	—	—	88,154	—	—	88,154
Amortization of unearned compensation	—	—	—	—	1,708	—	1,708
Other comprehensive income:
Net change in unrealized gains (losses) on available-for-sale investments	—	—	—	—	—	7,075	7,075
Common stock repurchase	(4,462,000)	(5)	(99,846)	—	—	—	(99,851)

Balance at December 31, 2001	45,390,007	45	196,143	423,252	(1,600)	9,675	627,515

Common stock issued under employee benefit plans, net of cancellation	722,464	1	9,112	—	—	—	9,113
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	4,113	—	—	—	4,113
Net income	—	—	—	53,358	—	—	53,358
Amortization of unearned compensation	—	—	—	—	948	—	948
Other comprehensive income:
Net change in unrealized gains (losses) on available-for-sale investments	—	—	—	—	—	4,697	4,697
Common stock repurchase	(5,534,378)	(5)	(109,389)	—	—	—	(109,394)

Balance at December 31, 2002	40,578,093	$41	$99,979	$476,610	$(652)	$14,372	$590,350

See notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$53,358	$88,154	$159,068
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,882	16,724	54,602
Minority interest	(7,767)	(7,546)	(460)
Depreciation and amortization	7,850	5,717	4,016
Net loss (gain) on sales of investment securities	9,825	12,373	(37,065)
Net gains on disposition of client warrants	(1,661)	(8,500)	(86,322)
Decrease (increase) in accrued interest receivable	6,095	16,189	(4,331)
Deferred income tax expense (benefits)	1,687	(1,958)	(5,127)
Decrease (increase) in inventory	—	18,511	(5,991)
Increase in prepaid expenses	(156)	(744)	(1,128)
Decrease (increase) in income tax receivable	17,141	(6,203)	(1,576)
Increase (decrease) in unearned income	(150)	3,527	(167)
Increase (decrease) in retention, warrant and other incentive plan payable	2,774	(29,717)	19,285
Other, net	5,790	6,029	6,167

Net cash provided by operating activities	98,668	112,556	100,971

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	3,025,729	1,615,360	914,238
Proceeds from sales of investment securities	2,547,913	11,381	224,015
Purchases of investment securities	(5,277,398)	(1,347,596)	(1,434,770)
Net increase in loans	(346,824)	(92,801)	(156,757)
Proceeds from recoveries of charged off loans	22,175	20,636	10,778
Payments for acquisitions	(42,364)	(30,000)	—
Purchases of premises and equipment	(4,017)	(8,753)	(11,767)

Net cash (used) provided by investing activities	(74,786)	168,227	(454,263)

Cash flows from financing activities:
Net increase (decrease) in deposits	55,150	(1,481,282)	752,854
Proceeds from issuance of common stock, net of issuance costs	9,769	13,363	115,574
Repurchase of common stock	(109,394)	(99,851)	—
Capital contributions from minority interest participants	22,650	5,153	31,128

Net cash (used) provided by financing activities	(21,825)	(1,562,617)	899,556

Net increase (decrease) in cash and cash equivalents	2,057	(1,281,834)	546,264
Cash and cash equivalents at January 1,	440,532	1,722,366	1,176,102

Cash and cash equivalents at December 31,	$442,589	$440,532	$1,722,366

Supplemental disclosures:
Interest paid	$18,487	$38,431	$55,789
Income taxes paid	$6,812	$53,798	$105,709
Noncash investing and financing activities:
Fair value of net assets acquired	$—	$508	$—
Short-term borrowings	$—	$41,203	$—
Long-term debt	$—	$25,685	$—

See notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

        The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the "Company") conform with accounting principles generally accepted in the United States of America. Certain reclassifications have been made to the Company's 2001 and 2000 consolidated financial statements to conform to the 2002 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

Nature of Operations

        Silicon Valley Bancshares is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California. The Bank serves more than 9,500 clients across the country, through its 27 regional offices. The Bank has 11 offices throughout California and operates regional offices across the country, including Arizona, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves emerging growth and mature companies in the technology, life sciences and premium winery markets. Substantially all of the assets, liabilities, and earnings of the Company relate to its investment in the Bank. Additionally, the Company provides merger and acquisition services through its wholly-owned subsidiary, Alliant Partners ("Alliant").

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

        Similar accounting is applied to Woodside Financial, the general partner of Taurus, L.P. and Libra L.P., see "Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations."

Basis of Financial Statement Presentation

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and the results of operations for the reported periods. Actual results could differ from those estimates. A material estimate that is particularly susceptible to possible change in the near term relates to the determination of the allowance for loan losses. An estimate of possible changes or a range of possible changes cannot be made.

Revenue recognition

        Revenues earned on mergers and acquisitions advisory services are recognized when Alliant Partners has fully completed its contractual and regulatory obligations related to its client service engagements.

        Revenues related to client invest fees are recognized as earned.

Cash and Cash Equivalents

        Cash and cash equivalents as reported in the consolidated statements of cash flows include cash on hand, cash balances due from banks, federal funds sold, and securities purchased under agreement to resell. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to maturity dates of 90 days or less.

Federal Funds Sold and Securities Purchased under Agreement to Resell

        Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets include interest-bearing deposits in other financial institutions of $0 and $2,880,000 at December 31, 2002 and 2001, respectively.

Investment Securities

Fixed Income Securities

        Fixed income investment securities are classified as held-to-maturity, available-for-sale, trading, or non-marketable upon purchase or acquisition.

        Securities purchased with the ability and positive intent to hold to maturity are classified as held-to-maturity and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate. The Company does not currently have any investments in the held-to-maturity portfolio as of December 31, 2002 or December 31, 2001. Unrealized losses on held-to-maturity securities become realized and are charged against earnings when it is determined that an other-than-temporary decline in value has occurred.

        Securities that are held to meet investment objectives such as interest rate risk and liquidity management, and which may be sold by the Company as needed to implement management strategies, are classified as available-for-sale and are accounted for at fair value. Unrealized gains and losses on available-for-sale securities, after applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of stockholders' equity, until realized. Unrealized losses on available-for-sale securities becomes realized and are charged against earnings when it is determined that an other than temporary decline in value has occurred. Further, the cost basis of the individual security is written down to fair value as a new cost basis.

        Amortization of premiums and accretion of discounts on debt securities are included in interest income over the contractual terms of the underlying investment securities using the straight-line method, which approximates the effective interest method.

        Securities acquired and held principally for the purpose of sale in the near term are classified as trading and are accounted for at fair value. Unrealized gains and losses resulting from fair value adjustments on trading securities, as well as gains and losses realized upon the sale of investment securities, are included in noninterest income. The Company does not have a trading portfolio as of December 31, 2002 and December 31, 2001.

        Non-marketable securities include Federal Reserve Bank and Federal Home Loan Bank stock and tax credit funds.

Marketable Equity Securities

        Investments in marketable equity securities include warrants for shares of publicly-traded companies and investments in shares of publicly-traded companies. Equity securities in the Company's warrant, direct equity and venture capital fund portfolios generally become marketable when a portfolio company completes an initial public offering on a publicly-reported market, or is acquired by a publicly-traded company.

        Unrealized gains or losses on warrant and equity investment securities are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Instruments."

        Unrealized gains or losses after applicable taxes, on available-for-sale marketable equity securities which result from initial public offerings, are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders' equity. The Company is often contractually restricted from selling equity securities subsequent to the portfolio company's initial public offering. Gains or losses on these marketable equity instruments are recorded in the consolidated statements of income in the period the underlying securities are sold to a third party.

        Gains or losses on marketable warrant and equity investment securities, which result from a portfolio company being acquired by a publicly-traded company, are marked to market when the acquisition occurs. The resulting gains or losses are recognized into income on that date, in accordance with Emerging Issues Task Force, Issue No. 91-5, "Nonmonetary Exchange of Cost-Method Investments." Further fluctuations in the market value of these marketable equity instruments, prior to eventual sale, are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders' equity. Upon the sale of these equity securities, gains and losses, which are measured from the acquisition price, are realized in the Company's consolidated statements of income.

        Notwithstanding the foregoing, a decline in the fair value of any of these securities, which is considered other than temporary, is recorded in the Company's consolidated statements of income in the period the impairment occurs.

        Summary financial data related to the Company's marketable equity securities at December 31, 2002 are presented in "Item 8. Consolidated Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements—Investment Securities."

Non-Marketable Equity Securities

        The Company invests in non-marketable equity securities in several ways

  •
  Through the exercise of warrants obtained in the normal course of lending

  •
  By direct purchases of preferred or common stock in privately-held companies

  •
  By capital contributions to venture capital funds, which in turn, make investments in preferred or common stock of privately held companies

  •
  Through its venture capital fund, Silicon Valley BancVentures, L.P., which makes investments in preferred or common stock of privately held companies

  •
  Through its fund of funds SVB Strategic Investors Fund, L.P., which makes investments in venture capital funds, which in turn invest in privately held companies

        Unexercised warrant securities are recorded at a nominal value on the Company's consolidated balance sheets. They are carried at this value until they become marketable or expire.

        The Company records wholly owned non-marketable venture capital fund investments and other direct private equity investments on a cost basis. The Company's interests are considered minor, as it owns less than 5% and has no influence over the company's operating and financial policies. The Company's cost basis in each investment is reduced by returns until the cost basis of the individual investment is fully recovered. Returns in excess of the cost basis are recorded as investment gains in noninterest income.

        The values of the investments are reviewed at least quarterly, giving consideration to the facts and circumstances of each individual investment. The Company's review of private equity investments typically includes the relevant market conditions, offering prices, operating results, financial conditions, and exit strategies. A decline in the fair value that is considered other than temporary is recorded in the Company's consolidated statements of income in the period the impairment occurs. Any estimated loss is recorded in noninterest income as investment losses.

        Investments held by Silicon Valley BancVentures, L.P. are recorded at fair value using investment accounting rules. The investments consist of stock in private companies that are not traded on a public market and are subject to restrictions on resale. These investments are carried at estimated fair value as determined by the general partner. The valuation generally remains at cost until such time that there is significant evidence of a change in values based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information. The general partner, Silicon Valley BancVentures, Inc., is owned and controlled by the Company and has an ownership interest of 10.7% in Silicon Valley BancVentures, L.P. As such, Silicon Valley BancVentures, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated statements of income. The portion of any gains or losses belonging to the limited partners is reflected in minority interest and adjusts the Company's income to its percentage ownership.

        The SVB Strategic Investors Fund, L.P. portfolio consists primarily of investments in venture capital funds. These funds are recorded at fair value using investment accounting rules. The carrying value of the investments are determined by the general partner based on the percentage of SVB Strategic Investors Fund, L.P.'s interest in the total fair market value as provided by each venture capital fund investment. SVB Strategic Investors, LLC generally utilizes the fair values assigned to the underlying portfolio investments by the management of the venture capital funds. The estimated fair value of the investments are determined after giving consideration to the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information. The general partner, SVB Strategic Investors, LLC, is owned and controlled by the Company and has an ownership interest of 11.1% in SVB Strategic Investors Fund, L.P. As such, SVB Strategic Investors, LLC is fully consolidated, and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in the Company's consolidated statements of income. The limited partner's share of any gains or losses is reflected in minority interest and adjusts the Company's income to its percentage ownership.

        Summary financial data related to the Company's non-marketable equity securities at December 31, 2002 are presented in "Item 8. Consolidated Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements—Investment Securities."

Loans

        Loans are reported at the principal amount outstanding, net of unearned income. Unearned income includes both deferred loan origination and commitment fees and costs. The net amount of unearned income is amortized into loan interest income over the contractual terms of the underlying loans and commitments using the interest method or the straight-line method, if not materially different, adjusted for actual loan prepayment experience.

  Allowance for Loan Losses

          The allowance for loan losses is established through a provision for loan losses charged to expense to provide for credit risk. The Company applies the following evaluation process to its loan portfolio to estimate the required allowance for loan losses.

          The Company maintains a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in its portfolio is assigned a credit risk-rating. Credit risk-ratings are assigned on a scale of 1 to 10, 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. The Company's policies require certain credit relationships that exceed specific dollar values, be reviewed by a committee of senior management, at least quarterly. The Company's review process evaluates the appropriateness of the credit risk rating and allocation of allowance for loan losses, as well as other account management functions. In addition, Management receives and approves an analysis for all impaired loans, as defined by the Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan." The allowance for loan losses is allocated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan, or for individual impaired loans as determined by SFAS No. 114.

          The Company's evaluation process is designed to determine the adequacy of the allowance for loan losses. The Company assesses the risk of losses inherent in the loan portfolio by utilizing modeling techniques. For this purpose the Company has developed a statistical model based on historical loan loss migration to estimate an appropriate allowance for outstanding loan balances. In addition, the Company applies macro and contingent allocations to the results of the aforementioned model to ascertain the total allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses relies, to a great extent, on the judgment and experience of our management.

          The Company's allowance for loan losses is established for loan losses not yet realized. The process of anticipating loan losses is imprecise. The Company's allowance for loan losses is its best estimate using the historical loan loss experience and its perception of variables potentially leading to deviation from the historical loss experience.

  Nonaccrual Loans

          Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" requires the Company to measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement.

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

Premises and Equipment

        Premises and equipment are reported at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. This time period may range from one to 10 years. The Company had no capitalized lease obligations at December 31, 2002 and 2001.

Foreign Exchange Contracts

        The Company enters into foreign exchange contracts with clients involved in international trade finance activities. The Company also enters into an opposite-way foreign exchange contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the contracts entered into with its clients. However, settlement, credit, and operational risks remain. The Company does not enter into foreign exchange contracts for any other purposes. These contracts are not designated as hedging instruments and are recorded at fair value in the Company's consolidated balance sheets. Changes in the fair value of these contracts are recognized immediately in non-interest income.

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

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 18 to the Consolidated Financial Statements—Employee Benefit Plans."

        The following is a reconciliation of reported and pro forma net income and earning per share for the years ended December 31, 2002, 2001 and 2000:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Net income, as reported	$53,358	$88,154	$159,068
Add: Stock-based compensation expense indicated in reported net income, net of tax	651	1,036	1,327
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(17,529)	(16,188)	(11,498)

Pro forma net income	$36,480	$73,002	$148,897

Basic earnings per share:
As reported	$1.21	$1.85	$3.41
Pro forma	0.83	1.53	3.19
Diluted earnings per share:
As reported	1.18	1.79	3.23
Pro forma	0.84	1.54	3.07

Earnings Per Share

        Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Segment Reporting

        Prior to January 1, 2002, the Company operated as one segment. On January 1, 2002, the Bank reorganized into five lines of banking and financial services: Commercial Banking, Merchant Banking, Private Banking, Mergers and Acquisitions Services, and Other Business Services. See "Item 8.

Consolidated Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Segment Reporting."

Derivative Financial Instruments

        The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, and requires that all derivative instruments be recorded on the balance sheet at fair value. Additionally, the accounting for changes in fair value depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period, unless the derivative instrument meets the definition of the short-cut treatment, as defined by SFAS No. 133. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 12 and Note 13 to the Consolidated Financial Statements—Trust Preferred Securities and Derivative Financial Instruments." For derivative instruments that are designated and qualify as a cash flow hedge, changes in the fair value of the effective portion of the derivative instrument are recognized in Other Comprehensive Income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

Business Combinations

        The Company accounts for business combinations in accordance with the provisions of SFAS No. 141, "Business Combinations," which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations."

Goodwill and Other Intangibles

        The Company accounts for intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Under these provisions, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the year of adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the year of adoption. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The Company adopted the provisions of SFAS No. 142 on January 1, 2002.

        Substantially all of the Company's goodwill pertains to the acquisition of Alliant Partners, discussed in "Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to

Consolidated Financial Statements—Business Combinations." In accordance with the provisions of SFAS No. 142, the goodwill balance was determined to be unamortizable. The Company completed its initial test for goodwill impairment in July 2002, the result of which concluded that the goodwill balance was not impaired. At December 31, 2002, the Company's goodwill totaled $100.5 million.

        In testing for a potential impairment of goodwill, SFAS 142 requires the Company to: (1) allocate goodwill to the reporting units to which the acquired goodwill relates; (2) estimate the fair value of those reporting units to which goodwill relates; and (3) determine the carrying value (book value) of those reporting units. Furthermore, if the estimated fair value is less than the carrying value for a particular reporting unit, then the Company is required to estimate the fair value of all identifiable assets and liabilities of the reporting unit, in a manner similar to a purchase price allocation for an acquired business. Only after this process is completed is the amount of goodwill impairment determined.

        Accordingly, the process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units with recognized goodwill for the purposes of our financial statements at December 31, 2002, the Company applied the fair value test using discounted estimated net cash flows. The Company's cash flow forecasts were based on assumptions that are consistent with the plans and estimates it is using to manage the underlying business.

        Based on the Company's best estimates, it has concluded that there is no impairment of its goodwill. However, changes in these estimates could cause the businesses to be valued differently. If Alliant does not meet projected operating results, subsequent analyses could result in a non-cash goodwill impairment charge, depending on the estimated value of the Alliant business unit and the value of the other assets and liabilities attributed to the business.

Recent Accounting Pronouncements

        In December 2001, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others." SOP 01-6 reconciles the specialized accounting and financial reporting guidance in the existing Banks and Savings Institutions Guide, Audits of Credit Unions Guide, and Audits of Finance Companies Guide. The SOP eliminates differences in accounting and disclosure established by the respective guides and carries forward accounting guidance for transactions determined to be unique to certain financial institutions. Adopting of this pronouncement has not had a material impact on the Company's results of operations or financial position.

        In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which addresses accounting for the acquisition of certain financial institutions. The provisions of SFAS No. 147 rescind the specialized accounting guidance in paragraph 5 of SFAS No. 72 and would require unidentifiable intangible assets to be reclassified to goodwill if certain criteria are met. Financial institutions meeting the conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements back to the date SFAS No. 142 was initially applied. The provisions of SFAS No. 147 are effective for financial statements after September 30, 2002. The adoption of SFAS 147 has had no material impact on the Company's results of operations or financial position.

        In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The provisions of SFAS No. 148 are effective for annual periods ending December 15, 2002, and for interim periods beginning after December 15, 2002. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 and Note 18 to the Consolidated Financial Statements—Significant Accounting policies—Stock Based Compensation, and Employee Benefit Plans."

        In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It addresses the accounting for the stand-ready obligation under guarantees. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. Additionally, the Interpretation addresses disclosure requirements for guarantees including the nature and terms of the guarantees, maximum potential for future amounts and the carrying amount of the liabilities. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. Commercial letters of credit and other loan commitments, which are commonly thought of as guarantees of funding were not included in the scope of the interpretation. The Bank has made relevant disclosures in the current year financial statements. The Bank does not expect the adoption of Interpretation No. 45 to have a material impact on its financials.

        In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (VIE)." It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either a) does not have equity investors with voting rights or b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual return. The provisions of interpretation No. 46 are required to be applied immediately to VIEs created after January 31, 2003. As of December 31, 2002, the Company invested as a limited partner in six real estate limited partnerships. These partnership invest in affordable housing projects which provide its investors Low Income Housing Tax Credits. As of December 31, 2002, the Company committed approximately $24.6 million to these partnerships, of which approximately $20.4 million had been funded. One or more of these limited partnerships, may be deemed to be a VIE. These partnerships were not consolidated in the Company's financial statements at December 31, 2002. The Company does not expect the impact of consolidation of these partnerships to have a material impact on its financial statements.

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

2. Business Combinations

        On October 1, 2002, the Company acquired substantially all of the assets of Woodside Asset Management, Inc., an investment advisor firm, which has approximately $200 million under management for 70 clients. Woodside Asset Management, Inc. is expected to enable the Company to expand its product offerings in the private banking. Additionally, as part of this acquisition, Silicon Valley Bancshares obtained the general partner interests in two limited partnerships, Taurus, L.P., and Libra, L.P., with total assets aggregating $12.4 million. The Company has less than a 1% ownership interest in each of these funds. The remaining ownership interest represents limited partners' funds invested on their behalf by the general partner in certain fixed income and marketable equity securities. However, due to the Company's ability to control the investing activities of these limited partnerships, we have consolidated the related results of operations and financial condition into our consolidated financial statements, as of and for the three-month period ended December 31, 2002. This acquisition did not have a material impact on goodwill and is not expected to materially impact the Company's earnings in the short-term.

        On September 28, 2001, the Company completed its acquisition of Alliant Partners and has included its results of operations in the Company's consolidated results of operations since that date. The acquisition has allowed the Company to strengthen its investment banking platform for its clients. The Company agreed to purchase the assets of Alliant for a total of $100.0 million, due in several installments of cash and common stock. These installments are payable over four years between September 30, 2001 and September 30, 2005. The first two installments aggregating $72.0 million have been paid in cash. The remaining $28.0 million was discounted at prevailing forward market interest rates ranging between 2.9% and 3.3% and was recorded as short-term and long-term debt. In addition to the fixed purchase price, the sellers received certain contingent purchase price payments including 75% of the pre-tax income of Alliant for the twelve-month period ended September 28, 2002. Furthermore, the Company shall pay to the sellers an amount equal to fifteen times the amount by which Alliant's cumulative after-tax net income from October 1, 2002 to September 30, 2005 exceeds $26.5 million, provided, however, that the aggregate amount of any deferred earnout payment payable shall not exceed $75.0 million. The Company shall also make retention payments aggregating $5.0 million in equal annual installments on September 28, 2003, 2004, and 2005. The purchase price was allocated to the assets acquired and liabilities assumed, based on the estimated net fair values at the date of acquisition of approximately $0.5 million. The excess of purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The business combinations were recorded in accordance with SFAS No. 141. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 and Note 11 to the Consolidated Financial Statements—Significant Accounting Policies and Borrowings."

3. Earnings Per Share

        The following is a reconciliation of basic EPS to diluted EPS for the years ended December 31, 2002, 2001, and 2000.

	Years Ended December 31, 2002, 2001, and 2000
	Net Income	Weighted- Average Shares	Per Share Amount
	(Dollars and shares in thousands, except per share amounts)
2002
Basic EPS:
Income available to common stockholders	$53,358	44,000	$1.21
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,080	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$53,358	45,080	$1.18

2001
Basic EPS:
Income available to common stockholders	$88,154	47,728	$1.85
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,427	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$88,154	49,155	$1.79

2000
Basic EPS:
Income available to common stockholders	$159,068	46,656	$3.41
Effect of Dilutive Securities:
Stock options and restricted stock	—	2,564	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$159,068	49,220	$3.23

4. Restrictions on Cash Balances

        The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The minimum required reserve amounts were $2.8 million and $12.3 million at December 31, 2002 and 2001, respectively. The average required reserve balance totaled $10.2 million in 2002 and $17.3 million in 2001. The Company has restricted cash related to the Trust Preferred Securities totaling $2.0 million and $0 at December 31, 2002 and 2001, respectively. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Trust Preferred Securities."

5. Securities Purchased under Agreement to Resell

        Securities purchased under agreement to resell at December 31, 2002 consisted of U.S. Treasury securities, U.S. agency securities, and private label mortgage-backed securities, which are rated A or better. The securities underlying the agreement are held in book-entry form in the Company's name in the custodian's account. Securities purchased under agreement to resell totaled $202.7 million at December 31, 2002, averaged $145.0 million in 2002, and the maximum amount outstanding at any month-end during 2002 was $304.9 million.

6. Investment Securities

        The following tables detail the major components of the Company's investment securities portfolio at December 31, 2002 and 2001.

	December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$20,354	$224	$—	$20,578
U.S. agencies and corporations:
Discount notes and bonds	193,608	3,937	—	197,545
Mortgage-backed securities	152,633	6,303	—	158,936
Asset-backed securities	38,304	214	(10)	38,508
Collateralized mortgage obligations	415,303	4,922	(64)	420,161
Obligations of states and political subdivisions	201,533	8,984	—	210,517
Commercial paper and other debt securities	12,848	—	(1,700)	11,148
Money market mutual funds	378,933	—	—	378,933
Warrant securities	25	814	—	839
Venture capital fund investments	136	—	(125)	11
Other equity investments(1)	7,055	—	—	7,055

Total available-for-sale securities	$1,420,732	$25,398	$(1,899)	1,444,231

Non-marketable securities at cost:
Federal Reserve Bank stock and tax credit funds				25,649
Federal home loan bank stock				2,172
Venture capital fund investments(2)				46,822
Other private equity investments(3)				16,820

Total non-marketable securities				91,463

Total investment securities				$1,535,694

	December 31, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$85,130	$18	$—	$85,148
U.S. agencies and corporations:
Discount notes and bonds	419,612	6,561	(330)	425,843
Mortgage-backed securities	139,811	2,815	(133)	142,493
Collateralized mortgage obligations	153,279	1,793	(758)	154,314
Obligations of states and political subdivisions	418,605	3,198	(169)	421,634
Commercial paper and other debt securities	34,800	—	—	34,800
Money market mutual funds	494,230	—	—	494,230
Warrant securities	193	2,213	—	2,406
Venture capital fund investments	142	—	(73)	69
Other equity investments	50	—	(45)	5

Total available-for-sale securities	$1,745,852	$16,598	$(1,508)	1,760,942

Non-marketable securities at cost:
Federal Reserve Bank stock and tax credit funds				19,867
Venture capital fund investments(2)				38,647
Other private equity investments(3)				13,706

Total non-marketable securities				72,220

Total investment securities				$1,833,162

(1)
Available-for-sale other private equity investments included $7.1 million related to investments owned by two consolidated limited partnerships, Taurus, L.P. and Libra, L.P. as of December 31, 2002. The Company has a controlling ownership interest of less than 1% in the funds.

(2)
Non-marketable venture capital fund investments included $22.1 million and $16.5 million related to the Company's fund of funds, SVB Strategic Investors Fund, L.P., as of December 31, 2002 and 2001, respectively. The Company has a controlling ownership interest of 11.1% in the fund. Excluding the minority interest owned portion of SVB Strategic Investors Fund, L.P., the Company has non-marketable venture capital fund investments of $27.2 million and $24.0 million as of December 31, 2002, and 2001, respectively.

(3)
Non-marketable other private equity investments included $10.0 million and $5.1 million related to the Company's venture capital fund, Silicon Valley BancVentures, L.P., as of December 31, 2002 and 2001, respectively. The Company has a controlling ownership interest of 10.7% in the fund. Excluding the minority interest owned portion of Silicon Valley BancVentures, L.P., the Company has non-marketable other private equity investments of $7.9 million and $9.1 million as of December 31, 2002, and 2001, respectively.

        The amortized cost and fair value of investment securities classified as available-for-sale at December 31, 2002, categorized by remaining contractual maturity, except for variable rate auction rate securities, which use the next reset date as the maturity date, are shown below. Expected remaining maturities of mortgage-backed securities, collateralized mortgage obligations and callable U.S. agency securities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Warrant securities, venture capital fund investments, other private equity investments, Federal Home Loan Bank Stock, Federal Reserve Bank stock, and tax credit funds were included in the table below as due after ten years.

	December 31, 2002
	Amortized Cost	Carrying Value
	(Dollars in thousands)
Due in one year or less	$499,790	$498,526
Due after one year through five years	277,454	285,717
Due after five years through ten years	134,684	141,745
Due after ten years	600,267	609,706

Total	$1,512,195	$1,535,694

        Investment securities with a fair value of $89.4 million and $87.5 million at December 31, 2002 and 2001, respectively, were pledged to secure certain public deposits and a line of credit at the Federal Reserve Bank of San Francisco discount window. For further information, see "Item 8. Consolidated Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Borrowings."

        The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities, excluding warrant gains, for the years ended December 31, 2002, 2001, and 2000.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Gross gains on investment securities	$942	$1,128	$37,215
Gross losses on investment securities	10,767	13,501	150

Net (losses) gains on investment securities(1)	$(9,825)	$(12,373)	$37,065

(1)
Net (losses) gains on investment securities included $(5.7) million and $(3.0) million related to the Company's fund of funds, SVB Strategic Investors Fund, L.P., for the years ended December 31, 2002 and 2001, respectively. The Company has a controlling ownership interest of 11.1% in the fund. In addition, net gains (losses) on investment securities included $(0.7) million and $(3.5) million related to the Company's venture capital fund, Silicon Valley BancVentures, L.P., for the years ended December 31, 2002 and 2001, respectively. The Company has a controlling ownership interest of 10.7% in the fund. Excluding the minority interest owned portions of SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., the Company has net (losses) gains on investment securities of $(4.1) million and $(6.6) million for the years ended December 31, 2002, and 2001, respectively.

        Warrant gains totaled $1.7 million, $8.5 million, and $86.3 million in 2002, 2001, and 2000, respectively.

7. Loans and the Allowance for Loan Losses

        The detailed composition of loans, net of unearned income of $11.8 million and $11.9 million at December 31, 2002 and 2001, respectively, is presented in the following table:

	December 31,
	2002	2001
	(Dollars in thousands)
Commercial	$1,756,182	$1,536,845
Real estate construction	43,178	52,088
Real estate term	56,190	50,935
Consumer and other	230,530	127,170

Total loans	$2,086,080	$1,767,038

        The Company's loan classifications for financial reporting purposes differ from those for regulatory reporting purposes. Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Loans are classified for regulatory reporting purposes based upon the type of collateral securing the loans.

        A substantial percentage of the Company's loans are commercial in nature, and such loans are generally made to emerging growth or middle-market companies in a variety of industries. As of December 31, 2002, the Company's software tools and applications industry subsector represented 16.2% of total loans, premium wineries industry sector represented 13.2% of total loans, venture capital industry subsector represented 11.8% of total loans, and our private banking industry subsector represented 10.3% of total loans. No other industry sector represented more than 10.0% of total loans at December 31, 2002.

        The activity in the allowance for loan losses is summarized below:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Balance at January 1,	$72,375	$73,800	$71,800
Provision for loan losses	3,882	16,724	54,602
Loans charged off	(27,932)	(38,785)	(63,380)
Recoveries	22,175	20,636	10,778

Balance at December 31,	$70,500	$72,375	$73,800

        The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $20.4 million and $17.3 million at December 31, 2002 and 2001, respectively. The allowance for loan losses balance of $70.5 million, $72.4 million, and $73.8 million have been allocated to the total gross loans balance of $2.1 billion, $1.8 billion, and $1.7 billion as of December 31, 2002, 2001 and 2000, respectively. During 2002 and 2001, nonaccrual loans represented all impaired loans. Allocations of the allowance for loan losses related to impaired loans totaled $6.5 million at December 31, 2002 and $7.4 million at December 31, 2001. Average impaired loans for 2002, 2001, and 2000 totaled $19.6 million, $21.6 million, and $24.3 million, respectively. If these loans had not been impaired, $1.3 million, $2.1 million, and $1.4 million in interest income would have been realized during the years ended December 31, 2002, 2001, and 2000, respectively. The Company realized no interest income on such impaired loans during 2002 or 2001.

8. Premises and Equipment

        Premises and equipment consist of the following:

	December 31,
	2002	2001
	(Dollars in thousands)
Cost:
Furniture and equipment	$23,101	$22,354
Leasehold improvements	16,827	16,806

Total cost	39,928	39,160
Accumulated depreciation and amortization	(22,042)	(17,441)

Premises and equipment-net	$17,886	$21,719

        The Company is obligated under a number of noncancelable operating leases for premises that expire at various dates through October 2008, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases as of December 31, 2002:

Years Ended December 31,
(Dollars in thousands)
2003	$11,566
2004	10,927
2005	6,784
2006	2,899
2007	2,171
2008 and thereafter	978

Total	$35,325

        Rent expense for premises leased under operating leases totaled $13.7 million, $10.2 million, and $5.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. In 2002, the Company exited leased premises, located in Santa Clara, California, approximating 18,000 square feet. The lease on the building will expire in August 2005. The management determined that the premises would have no future economic value to the Company's operations, except for any potential future sub-lease arrangement. Therefore, during 2002, the Company incurred charge-offs of approximately $2.4 million related to the exit of these premises.

9. Goodwill

        The goodwill balance at December 31, 2002 and December 31, 2001 was $100.5 million and $96.4 million, respectively. The increase of $4.2 million in 2002 over 2001 was related to $1.9 million for the acquisition of Woodside Asset Management, Inc., and $2.3 million related to certain contingent purchase price payments, which included 75% of the pre-tax income of Alliant for the nine months ended September 30, 2002, pursuant to the terms of the acquisition agreement, see "Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations." In accordance with the provisions of SFAS 142, the goodwill balance was determined to be unamortizable. The Company completed its initial test for goodwill impairment in July 2002, the results of which concluded that the goodwill balance was not impaired.

10. Deposits

        The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $530.5 million and $653.5 million at December 31, 2002 and 2001, respectively. At December 31, 2002, time deposit accounts, individually exceeding $100,000, totaling $530.2 million were scheduled to mature within one year.

11. Borrowings

        As of December 31, 2002, the Company had $9.1 million, and $17.4 million in short-term borrowings and long-term debt, respectively. These borrowings were recorded in relation to the acquisition of Alliant Partners and are payable to the former owners, who are now employed by the Company. The short-term note payable, due September 30, 2003, has a face value of $9.3 million. Interest expense related to short-term borrowings was $1.1 million and $0.3 million for the years ended December 31, 2002 and 2001, respectively. The long-term note payable, due in two equal annual installments commencing September 28, 2004, has a face value of $18.7 million. Interest expense related to long-term debt was $0.6 million and $0.2 million for the years ended December 31, 2002 and 2001, respectively. These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001; see "Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 and Note 19—Business Combinations and Related Parties." The Company currently has available federal funds and lines of credit facilities totaling $120.0 million, which were unused at December 31, 2002.

12. Trust Preferred Securities

        In May 1998, the Company issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. The trust is a wholly owned consolidated subsidiary of the Company and its sole assets are the junior subordinated deferrable interest debentures. Distributions are cumulative and are payable quarterly at a rate of 8.25% per annum of the stated liquidation amount of $25 per preferred security. Distributions of $3.3 million were paid for each of the years ended December 31, 2002, 2001 and 2000. The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company. The trust preferred securities are mandatorily redeemable upon the maturity of the debentures on June 15, 2028, or to the extent of any earlier redemption of any debentures by the Company, and are callable beginning June 15, 2003. Issuance costs of $1.6 million related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in June 2028. Based on the Nasdaq closing price, the fair value of the trust preferred securities totaled $38.7 million and $36.6 million as of December 31, 2002 and 2001, respectively.

        On June 3, 2002, the Company entered into a derivative agreement, that provided a $1.1 million decrease in trust preferred security distribution expense for 2002. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Derivative Financial Instruments."

13. Derivative Financial Instruments

        Derivative instruments that the Company uses as a part of its interest rate risk management may include interest rate swaps, caps, and floors and forward contracts. On June 3, 2002, Silicon entered into a derivative agreement with a notional amount of $40.0 million. The agreement hedges against the risk of changes in fair value associated with the Company's $40.0 million, fixed rate, Trust Preferred Securities. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Trust Preferred Securities." Changes in the fair value of the derivative agreement and the Trust Preferred Securities are primarily dependent on changes in market interest rates. The derivative instrument has a fair value of $0.8 million that was recorded in other assets at December 31, 2002.

        Because the swap meets the criteria for the short cut treatment, the benefit or expense is recorded in the period incurred. This derivative agreement provided a benefit of $1.1 million in 2002. The terms of the derivative agreement provide for quarterly receipt of a fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount. The derivative agreement mirrors the terms of the Trust Preferred Securities and, therefore, is callable by the counter-party anytime after June 15, 2003. The Company assumes no ineffectiveness as the interest rate swap agreement meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the derivative agreement are offset by changes in the fair value of the Trust Preferred Securities, and no net gain or loss is recognized in earnings.

        For the Company's Foreign Exchange Contracts and Foreign Currency Option Contracts, see "Item 8. Consolidated Financial Statements and Supplementary Data—Note 20 to the Consolidated Financial Statements—Financial Instruments with Off-Balance-Sheet Risk."

14. Segment Reporting

        Prior to January 1, 2002, the Company operated as one segment. On January 1, 2002, the Bank reorganized into five lines of banking and financial services: Commercial Banking, Merchant Banking, Private Banking, Mergers and Acquisitions Services, and Other Business Services. As of December 31, 2002, the Commercial Bank is the principal operating segment of the Company. The remaining segments do not meet segment reporting criteria. Therefore, separate reporting of financial segment information is not considered necessary. Segment data for 2002, 2001, and 2000 have been reflected below based on the current structure of the Company.

        The Company's reportable segments are strategic units that offer different services to different clients. They are managed separately because each segment appeals to different markets and, accordingly, requires different strategies.

        The Company's primary source of revenue is from net interest income. Thus, the Company's segments are reported below using net interest income. The Company also evaluates performance based on noninterest income and noninterest expense goals, which are also presented as measures of segment profit and loss. The Company does not allocate income taxes to the segments.

	Commercial Bank	All Other	Total
	(Dollars in thousands)
2002
Net interest income after provision for loan losses	$180,387	$10,439	$190,826
Noninterest income(1)	61,075	6,783	67,858
Noninterest expense(2)	163,244	23,130	186,374
Minority interest	—	7,767	7,767
Income (loss) before tax expense	78,218	1,859	80,077
Total assets(3)	3,691,448	491,733	4,183,181
2001
Net interest income after provision for loan losses	$239,798	$6,463	$246,261
Noninterest income(1)	69,748	1,085	70,833
Noninterest expense(2)	168,977	14,511	183,488
Minority interest	—	7,546	7,546
Income (loss) before tax expense	140,569	583	141,152
Total assets(3)	3,890,736	281,341	4,172,077
2000
Net interest income after provision for loan losses	$269,692	$5,554	$275,246
Noninterest income(1)	65,212	124,418	189,630
Noninterest expense(2)	190,158	8,203	198,361
Minority interest	—	460	460
Income (loss) before tax expense	144,746	122,229	266,975
Total assets(3)	5,418,931	207,844	5,626,775

(1)
Noninterest income (loss) presented in all other column included warrant income of $1.7 million, $8.5 million, and $86.3 million for years ended December 31, 2002, 2001, and 2000, respectively.

(2)
Commercial Bank column included depreciation and amortization of $7.9 million, $8.5, and $3.8 million for years ended December 31, 2002, 2001, and 2000, respectively.

(3)
Total assets presented in all other column included goodwill, which was primarily related to Alliant Partners of $100.6 million, $96.4 million, and $0 million for years ended December 31, 2002, 2001, and 2000, respectively.

15. Common Stock Repurchases

      The Company has repurchased 3.3 million shares of common stock totaling $59.7 million during 2002, in conjunction with the $100.0 million share repurchase program authorized by the Board of Directors on September 16, 2002. Additionally, during 2002, the Company repurchased 2.3 million shares of common stock totaling $50.2 million in conjunction with the $50.0 million shares repurchase program authorized by the Board of Directors on March 21, 2002.

        In November 2002, the Company entered into an accelerated stock repurchase (ASR) agreement to facilitate the repurchase of our shares of common stock. Pursuant to the agreement, the Company purchased approximately 2.25 million shares from the counterparty for approximately $40 million. The agreement has a five-year term. During the term of the agreement, the Company has an obligation to sell shares to the counterparty equal to the number of shares the Company purchased from them at the outset of the agreement. The Company may fulfill this obligation either by buying shares in the open market and selling those shares to the counterparty at forward prices specified in the agreement or by issuing new shares and remitting them to the counterparty in exchange for the forward price. The forward price is based on a formula that begins with the price of the initial purchase and is adjusted for fees and commissions and the length of time from the initial purchase to when shares are sold or delivered to the counterparty. The Company has complete discretion as to the timing and number of shares that the Company sells to the counterparty subject to a cumulative minimum of 20% by the end of each year of the agreement. Thus, the Company is required to sell to the counterparty 20% of the shares in the ASR by the first anniversary date, 40% by the second anniversary date, and so on.

        The Company accounted for the initial payment under the ASR as a purchase of treasury stock, and the Company subsequently retired those shares. The obligation under the forward contract is not recorded in the Company's financial statements, but, rather, treated as a contingent obligation. Under the agreement, the number of shares to be issued by the Company, if the Company were required to pay the counterparty and elected to net settle in shares, is capped at 6.7 million. As of the end of 2002, the Company had purchased in the open market and sold to the counterparty approximately 1.56 million shares leaving less than 700,000 shares remaining under the forward contract obligation.

        Based on the Company's stock price at the end of the fourth quarter of 2002, it would pay approximately $356,000 in cash to the counterparty to settle the contract. However, for every one dollar of change in the average price of the Company's common stock during the valuation period, the settlement amount would change by approximately $700,000. Subsequent to the end of the year, but prior to filing its Report on Form 10-K, the Company completed all obligations under the ASR.

        The Company repurchased approximately 4,462,000 shares of common stock totaling $99.9 million during 2001, in conjunction with the 5,000,000 share repurchase program authorized by the Board of Directors on April 5, 2001.

16. Income Taxes

        The components of the Company's provision for income taxes consist of the following:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Current provision:
Federal	$17,746	$40,615	$89,415
State	7,286	14,341	23,619
Deferred expense (benefit):
Federal	4,407	(112)	(6,205)
State	(2,720)	(1,846)	1,078

Income tax expense	$26,719	$52,998	$107,907

        Reconciliation between the federal statutory income tax rate and the Company's effective income tax rate is shown below.

	Years Ended December 31,
	2002	2001	2000
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of the federal tax effect	3.7	5.8	6.0
Tax-exempt interest income	(2.9)	(2.3)	(0.9)
Low-income housing tax credit	(2.7)	(0.9)	—
Other-net	0.3	(0.1)	0.3

Effective income tax rate	33.4%	37.5%	40.4%

        Deferred tax assets (liabilities) consist of the following:

	December 31,
	2002	2001
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$29,030	$28,023
Other accruals not currently deductible	15,563	7,940
State income taxes	1,706	4,195
Depreciation and amortization	23	4,616

Deferred tax assets	46,322	44,774
Less: Valuation allowance	—	—

Deferred tax assets, net of valuation allowance	46,322	44,774

Deferred tax liabilities:
Earnings from pass-through entities	(3,403)	(600)
Other deferred tax liabilities	(431)	—
Net unrealized gain on available-for-sale securities	(9,127)	(5,415)

Deferred tax liabilities	(12,961)	(6,015)

Net deferred tax assets	$33,361	$38,759

        The Company believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the net deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

17. Comprehensive Income

        Components of other comprehensive income (loss) including the related income tax expense or benefit, consist of the following:

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Change in unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains	$8,715	$19,853	$57,824
Related income tax effect	(2,911)	(7,455)	(23,372)
Reclassification adjustment for gains included in net income	(1,662)	(8,523)	(123,387)
Related income tax effect	555	3,200	49,873

Other comprehensive income (loss)	$4,697	$7,075	$(39,062)

18. Employee Benefit Plans

        The Silicon Valley Bank 401(k) and Employee Stock Ownership Plan (the "Plan") is a combined 401(k) tax-deferred savings plan and employee stock ownership plan (ESOP) in which all employees of the Company are eligible to participate.

        Effective January 1, 2003, employees participating in the 401(k) component of the Plan are allowed to contribute up to 75% of their pre-tax compensation as defined in the plan, up to a maximum of $12,000 in a fiscal year. The amount of salary deferred is not subject to federal or state income taxes at the time of deferral. As of December 31, 2002, the Company matched up to $1,000 of an employee's contributions, per annum, which vested at 20% per year. Effective January 1, 2003, the Company will match up to 5% of employee's contribution to the 401(k) plan, which will vest immediately. The Company's matching 401(k) contributions totaled $0.9 million in 2002, $0.8 million in 2001 and $0.7 million in 2000.

        As of December 31, 2002, the Silicon Valley Bank Money Purchase Pension Plan (the "MPP Plan") guaranteed a quarterly contribution to all individuals that were employed by the Company on the first and last day of a fiscal quarter. The Company contributed cash in an amount equal to 5.0% of an eligible employee's quarterly base salary, less Internal Revenue Code (IRC) Section 401(k) and Section 125 deferrals. Effective January 1, 2003, the Company merged the MPP Plan balances into the 401(k) plan, which continue to vest at 20% per year. The Company will not make any future contribution towards the MPP plan. The Company's contributions to the MPP Plan totaled $3.4 million in 2002, $2.7 million in 2001 and $2.4 million in 2000.

        The Company expects that contributions to the 401(k) plan in 2003 will approximate the sum of the payments to the 401(k) plan and the MPP plan in 2002.

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

        The Company's contributions to the ESOP totaled $0.4 million in 2002, $0 in 2001, and $4.5 million in 2000. At December 31, 2002, the ESOP owned 1,445,173 equivalent shares of the Company's common stock. All shares held by the ESOP are treated as outstanding shares in both the Company's basic and diluted earnings per share computations. At December 31, 2002, the company had zero shares committed to the ESOP program.

        The Company maintains an employee stock purchase plan (ESPP) under which participating employees may annually contribute up to 10.0% of their gross compensation to purchase shares of the Company's common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees of the Company are eligible to participate in the ESPP. The ESPP is noncompensatory to the employees and results in no expense to the Company. For the first six-month offering period of 2002, 68,604 shares of the Company's common stock were issued at $22.24 per share, while 102,339 shares of the Company's common stock were issued at $15.51 per share for the second six-month offering period of 2002. At December 31, 2002, a total of 1,457,264 shares of the Company's common stock were reserved for future issuance under the ESPP Plan.

        In 2002, the Company approved a benefit plan, the Employee Home Ownership Plan (EHOP), which provides for the issuance of mortgage loans to eligible employees at favorable interest rates. Eligible employees may apply for a fixed rate mortgage on their primary residence, which is amortized over 30 years and is due and payable in five years. Applicants must qualify for a loan through the usual mortgage review and approval process, which is typical of industry standards. The maximum loan amount cannot be greater than 80.0% of the lesser of the purchase price or the appraised value. The interest rate on the note is written at the then market rate of 5 year (5/1) mortgage loans as determined by the Company. However, provided that the applicant continues to meet all of the eligibility requirements, including employment at the Company, the actual rate charged to the borrower shall be 2.0% below the market rate. The loan rate shall not be less than 25 basis points over the greater of either the five-year Treasury Note rate or the monthly Applicable Federal Rate for medium term loans as published by the IRS. The Loan Rate will be fixed at the time of approval and locked for 30 days.

        The following table includes EHOP loans to all employees:

Year Ended December 31, 2002
(Dollars in thousands)
Balance at January 1,	—
Loan proceeds disbursed for EHOP	$9,406
Loan repayments for EHOP	(447)

Balance at December 31,	$8,959

        Each of the Company's active stock option plans has been approved by its stockholders. The Company's 1997 Equity Incentive Plan (the "1997 Plan"), provides for the granting of incentive and nonstatutory stock options which entitle directors, employees, and certain other parties to purchase shares of the Company's common stock at a price not less than 100% and 85% of the fair market value of the common stock on the date the option is granted for incentive and nonstatutory stock options, respectively. Options may vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant. Subsequent to December 31, 2002, the Board of Directors of the Company approved an amendment to the Plan, which provides that the exercise price of each nonstatutory stock option shall be not less than eighty-five percent (85%) of the fair market value of the stock subject to the option on the date the option is granted and will be in lieu of cash compensation.

        The table below provides stock option information related to the 1983 and 1989 stock option plans and the 1997 Plan:

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1,	5,174,741	$20.80	4,579,574	$17.93	3,803,258	$9.25
Granted	2,147,709	24.73	1,460,900	25.95	2,069,100	28.43
Exercised	(562,982)	11.90	(613,609)	8.17	(1,066,534)	7.45
Forfeited	(524,830)	26.49	(252,124)	29.98	(226,250)	16.89

Outstanding at December 31,	6,234,638	$22.63	5,174,741	$20.80	4,579,574	$17.93

Exercisable at December 31,	2,184,186	$19.05	1,736,527	$14.85	1,278,475	$9.10

        The following table summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$7.88-8.94	824,050	5.21	$8.64	669,550	$8.57
9.16-17.00	738,078	6.44	14.56	471,328	14.26
17.07-22.50	982,284	9.72	19.25	17,475	18.94
23.69	909,875	7.30	23.69	442,134	23.69
23.76-25.07	125,625	9.13	24.56	2,000	24.74
26.00	657,976	8.88	26.00	166,772	26.00
26.03-29.26	640,500	8.38	26.36	143,875	26.28
29.75-31.25	225,750	8.41	30.95	67,750	31.00
31.29	733,025	9.30	31.29	—	—
31.69-58.25	397,475	7.75	39.70	203,302	39.70

$7.88-58.25	6,234,638	7.92	$22.63	2,184,186	$19.05

        At December 31, 2002, options for 1,035,725 shares were available for future grant under the Company's 1997 plan. There were no shares available for future grant under the Company's 1983 and 1989 stock option plans.

        The Company's 1997 Plan provide for the granting of shares of the Company's common stock to directors, employees, and certain other parties. Shares granted to employees under these plans may be subject to certain vesting requirements and resale restrictions (restricted stock). For restricted stock, unearned compensation equivalent to the market value of the Company's common stock on the date of grant is charged to stockholders' equity and amortized into noninterest expense over the vesting term. In 2002 and 2001, the Company did not issue restricted stock. In 2000, 129,776 shares of restricted stock were issued to employees at a weighted-average fair value of $29.48 per share. At December 31, 2002, there were 244,503 shares of restricted stock outstanding, and the vesting of these shares occurs at various periods through the year 2004.

        The Company recognized $1.0 million, $1.7 million and $2.2 million in employee stock-based compensation costs resulting from the amortization of unearned compensation related to restricted stock, stock options and other miscellaneous employee stock awards during 2002, 2001, and 2000, respectively.

        The weighted-average fair values of options granted to employees, directors and certain other parties were $10.69, $14.96 and $22.40 per share in 2002, 2001, and 2000, respectively. Had compensation cost related to both the Company's stock option awards to employees and directors and to the ESPP been determined under the fair value method prescribed under SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share would have been the pro forma amounts indicated below.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Net income:
As reported	$53,358	$88,154	$159,068
Pro forma	36,480	73,002	148,897
Basic earnings per share:
As reported	$1.21	$1.85	$3.41
Pro forma	0.83	1.53	3.19
Diluted earnings per share:
As reported	1.18	1.79	3.23
Pro forma	0.84	1.54	3.07

        The fair value of the stock option grants in 2002, 2001, and 2000 used in determining the pro forma net income and the basic and diluted earnings per share amounts indicated above were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2002	2001	2000
Dividend yield	0.0%	0.0%	0.0%
Expected life of options in years	5	5	5
Expected volatility of the Company's underlying common stock	45.1%	64.3%	105.1%
Expected risk-free interest rate	3.0%	4.3%	5.0%

        The expected volatility of the Company's underlying common stock and the expected risk-free interest rate were calculated using a term commensurate with the expected life of the options.

        Compensation expense related to the ESPP in 2002, 2001 and 2000, used in determining the pro forma net income and basic and diluted earnings per share amounts indicated above, was equal to the difference between the fair value of the Company's common stock when issued under the ESPP and the actual price paid by employees to acquire the common stock.

19. Related Parties

        Certain directors and employees have loan balances outstanding with the Company at December 31, 2002, and 2001. These loans have primarily been granted by the Company for the purpose of assisting employee relocations, and typically include terms more favorable than those prevailing at the time for comparable transactions with other borrowers. Additionally, the following table details the activity related to EHOP loans, see "Item 8. Consolidated Financial Statements and Supplementary Data—Note 18 to the Consolidated Financial Statements—Employee Benefit Plans," made by the Company to Executive Officers of the Company who are deemed to be subject to the requirements of Section 16 of the Securities and Exchange Act of 1934, as of December 31, 2002.

	Years Ended December 31,
	2002	2001
	(Dollars in thousands)
Balance at January 1,	$2,348	$2,113
Loan proceeds disbursed for relocation	475	350
Loan repayments for relocation	(755)	(115)
Loan proceeds disbursed for EHOP	3,500	—
Loan repayments for EHOP	(46)	—

Balance at December 31,	$5,522	$2,348

        The borrowings described under "Item 8. Consolidated Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Borrowings" are due to the selling partners of Alliant who are employees of the Company.

20. Financial Instruments with Off-Balance-Sheet Risk

        In the normal course of business, the Company uses financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, foreign exchange options, and foreign exchange forward contracts. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

        A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon the Company issuing the commitment. Commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements, totaled $1.5 billion and $1.4 billion at December 31, 2002 and 2001, respectively. Out of these available commitments balances, the fixed rate commitments were $133.1 million and

$281.3 million at December 31, 2002 and 2001, respectively. The Company's exposure arising from interest rate risk associated with fixed rate loan commitments is not considered material. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance and financial covenants required under loan commitment agreements, totaled $1.0 billion and $1.9 billion at December 31, 2002 and 2001, respectively. The Company's potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. The Company uses the same credit approval and monitoring process in extending loan commitments as it does in making loans. The actual liquidity needs or the credit risk that the Company has experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. The Company evaluates each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, bank deposits or business and personal assets. The potential credit risk associated with these commitments is considered in management's evaluation of the adequacy of the allowance for loan losses.

Commercial and Standby Letters of Credit

        Commercial and standby letters of credit represent conditional commitments issued by the Company on behalf of a client to guarantee the performance of the client to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by client and are typically short-term in nature. Standby letters of credit are typically issued as a credit enhancement for clients' contractual obligations to third parties such as landlords and often are cash-secured by the clients. Letters of credit have fixed expiration dates and generally require a fee paid by the customer upon the Company issuing the commitment. Fees generated from these letters of credit are recognized in noninterest income over the commitment period. At December 31, 2002 and 2001, commercial and standby letters of credit totaled a combined $584.8 million and $748.1 million, respectively.

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

Foreign Exchange Forward Contracts

        The Company enters into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients' need. The Company enters into an opposite way foreign exchange forward contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with its clients. These contracts are short-term in nature, typically expiring in less than 90 days. At December 31, 2002 and 2001, the notional amounts of these contracts totaled $310.8 million and $97.9 million, respectively. The maximum credit exposure for counter-party nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $7.4 million at December 31, 2002 and $0.8 million at December 31, 2001. The Company has incurred no losses from counter-party nonperformance and anticipates performance by all counter-parties to such foreign exchange forward contracts.

Foreign Currency Option Contracts

        The Company enters into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the clients' need. The Company enters into an opposite way foreign currency option contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the currency option contracts entered into with its clients. These contracts typically expire in less than one year. At December 31, 2002 and 2001, the notional amounts of these contracts totaled $49.5 million and $33.4 million, respectively. At December 31, 2002, and 2001, the Company did not have any credit exposure for counter-party nonperformance for currency option contracts with both clients and correspondent banks. The Company has incurred no losses from counter-party nonperformance and anticipates performance by all counter-parties.

Commitments to Invest in Venture Capital Funds

        In the merchant banking business, we make commitments to venture capital fund investments, which in turn make investments in privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the venture capital fund. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle, the overall market conditions, and the nature and type of industry in which the privately held companies operate. As of December 31, 2002, the Company had remaining unfunded commitments of $18.5 million to wholly-owned venture capital fund investments and $76.9 million to venture capital fund investments through the fund of funds, SVB Strategic Investors Fund, L.P. The Company has committed capital of $15.0 million to SVB Strategic Investors Fund, L.P., representing an ownership interest of 11.1%. As of December 31, 2002, our remaining unfunded commitment to the fund was $11.1 million. Effective January 1, 2003, the Company's committed capital that can be called by SVB Strategic Investors Fund, L.P. was reduced to $13.5 million, thereby reducing the remaining unfunded commitment to $9.6 million. In addition, the Company made a capital commitment of $6.0 million to our venture capital fund, Silicon Valley BancVentures, L.P. in which we have an ownership interest of 10.7%. The remaining unfunded commitment to the fund was $4.0 million as of December 31, 2002.

21. Fair Value of Financial Instruments

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

Investment Securities

        For marketable investment securities classified as available-for-sale, fair values are based on quoted market prices provided by a known and reputable pricing service or dealer quotes. The Company records its wholly-owned non-marketable venture capital fund investments and other private equity investments on a cost basis less any identified impairment. For the Company's venture capital fund, Silicon Valley BancVentures, L.P., and its fund of funds, SVB Strategic Investors Fund, L.P., the Company records the non-marketable venture capital fund investments and other private equity investments at fair value using investment accounting rules. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Significant Accounting Policies—Marketable Equity Securities."

Loans

        The fair value of fixed and variable rate loans is calculated by discounting contractual cash flows using discount rates that reflect the Company's current pricing for loans and the forward yield curve.

Deposits

        The fair value of interest bearing deposits is calculated by discounting the deposit balances using the Company's cost of borrowing funds in the market and the forward yield curve. The Demand deposits are stated at face value. The deposit portfolio was segregated by core and non-core deposits. In addition, the duration and interest rate sensitivity of the individual deposit accounts was taken into account in determining the fair value.

Short-term Borrowings and Long-term Debt

        The fair value was calculated by discounting the contract cash flows using the forward yield curve.

Off-Balance Sheet Financial Instruments

        For marketable off-balance sheet financial instruments that may include interest rate swaps, caps, and floors, the Company has estimated the fair value of the instrument(s) based on reputable market pricing sources or dealer quotes. The Company has not estimated the fair value of off-balance sheet commitments to extend credit and commercial letters of credit. Because of the uncertainty involved in attempting to assess the likelihood and timing of a commitment being drawn upon, coupled with the lack of an established market for these financial instruments, management does not believe it is meaningful or practicable to provide an estimate of fair value.

Limitations

        The information presented herein is based on pertinent information available to the Company as of December 31, 2002 and 2001, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year-end and the estimated fair values of these financial instruments may have changed significantly since that point in time.

        The estimated fair values of the Company's financial instruments at December 31, 2002 and 2001 are presented below. Bracketed amounts in the estimated fair value columns represent estimated cash outflows required to settle the obligations at market rates as of the respective reporting dates.

	December 31,
	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$239,927	$239,927	$228,318	$228,318
Federal funds sold and securities purchased under agreement to resell	202,662	202,662	212,214	212,214
Investment securities, at fair value	1,444,231	1,444,231	1,760,942	1,760,942
Non-marketable securities	91,463	91,463	72,220	72,220
Net loans	2,015,580	2,040,290	1,694,663	1,717,376
Financial Liabilities:
Noninterest-bearing demand deposits	1,892,125	1,803,673	1,737,663	1,619,142
NOW deposits	21,531	18,675	25,401	20,750
Money market deposits	933,255	905,572	894,949	859,226
Time deposits	589,216	588,897	722,964	722,887
Short-term borrowings	9,127	9,140	41,203	40,946
Long-term debt	17,397	18,164	25,685	25,319
Off-balance sheet financial assets:
Interest rate swap	779	779	—	—

22. Legal Matters

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

23. Regulatory Matters

        The Bank is subject to certain restrictions on the amount of dividends that it may declare without the prior approval of the Federal Reserve Board and the California Department of Financial Institutions. At December 31, 2002, approximately $13.7 million of the Bank's retained earnings were available for dividend declaration to the Company without prior regulatory approval.

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

        The following table presents the capital ratios for the Company and the bank, as compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 2002 and 2001:

	Actual Ratio	Actual Amount	Minimum Ratio	Minimum Capital Requirement
	(Dollars in thousands)
As of December 31, 2002:
Total risk-based capital ratio
Company	16.0%	$555,979	8.0%	$277,383
Bank	13.9%	$463,439	8.0%	$267,554
Tier 1 risk-based capital ratio
Company	14.8%	$512,303	4.0%	$138,691
Bank	12.6%	$421,324	4.0%	$133,777
Tier 1 leverage ratio
Company	13.9%	$512,303	4.0%	$147,764
Bank	11.8%	$421,324	4.0%	$142,365
As of December 31, 2001:
Total risk-based capital ratio
Company	17.2%	$604,445	8.0%	$281,711
Bank	11.6%	$385,405	8.0%	$265,055
Tier 1 risk-based capital ratio
Company	15.9%	$560,101	4.0%	$140,855
Bank	10.4%	$343,605	4.0%	$132,527
Tier 1 leverage ratio
Company	14.8%	$560,101	4.0%	$151,660
Bank	9.6%	$343,605	4.0%	$142,867

24. Stockholders' Rights Plan

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

        The rights become exercisable and will begin to trade separately from the common stock of the Company upon the earlier of 1. the tenth day after a person or group has acquired beneficial ownership of 10% or more of the outstanding common stock of the Company or 2. the tenth business day after a person or group announces a tender or exchange offer, the consummation of which would result in ownership by a person or group of 10% or more of the Company's common stock. Each right will entitle the holder to purchase common stock of the Company having a current market value of twice the exercise price of the right. If the Company is acquired through a merger or other business combination transaction or there is a sale of more than 50% of the Company's assets or earning power, each right will entitle the holder (other than rights held by the acquiring person) to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

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

25. Parent Company Only Condensed Financial Information

        The condensed balance sheets of Silicon Valley Bancshares (parent company only) at December 31, 2002 and 2001, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2002, 2001, and 2000 are presented below. Certain reclassifications have been made to the parent company's 2001 and 2000 financial information to conform to the 2002 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity.

Condensed Balance Sheets

	December 31,
	2002	2001
	(Dollars in thousands)
Assets:
Cash on deposit with bank subsidiary	$6,905	$9,828
Investment securities	92,855	199,068
Loans to related parties	5,267	2,348
Other assets	11,410	2,568
Investment in subsidiaries:
Bank subsidiary	439,065	448,068
Nonbank subsidiaries (1)(2)	109,941	6,672

Total assets	$665,443	$668,552

Short-term borrowings	9,127	—
Long-term debt	17,397	—
Other liabilities	7,718	1,017
Indebtedness to nonbank subsidiary	41,379	41,379
Deferred issuance costs	(528)	(1,359)

Indebtedness to nonbank subsidiary, net of deferred issuance costs	40,851	40,020

Stockholders' equity	590,350	627,515

Total liabilities and stockholders' equity	$665,443	$668,552

(1)
The increase of $103.3 million in nonbank subsidiary investments between December 31, 2001 and December 31, 2002 related to the transfer of Alliant Partners from Silicon Valley Bank to Silicon Valley Bancshares.

(2)
The parent company guaranteed all of SVB Capital I's obligations under the Trust Preferred Securities for all periods presented.

Condensed Statements of Income

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Interest income	$2,523	$4,301	$3,518
Interest expense	(3,613)	(3,402)	(3,402)
Income from the disposition of client warrants	1,435	8,500	86,322
Investment (losses) gains	(3,229)	(5,938)	37,065
General and administrative expenses	(4,396)	(2,881)	(1,153)
Income tax benefit (expense)	3,245	(2,030)	(49,664)

(Loss) income before equity in net income of subsidiaries	(4,035)	(1,450)	72,686
Equity in net income (loss) of nonbank subsidiaries	55	(198)	(139)
Equity in net income of bank subsidiary	57,338	89,802	86,521

Net income	$53,358	$88,154	$159,068

Condensed Statements of Cash Flows

	Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$53,358	$88,154	$159,068
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gains on dispositions of client warrants	(1,435)	(8,500)	(86,322)
Net loss (gain) on sales of investment securities	5,176	5,938	(37,065)
Equity in net income of bank subsidiary	(57,338)	(89,802)	(86,521)
Equity in net (income) loss of nonbank subsidiaries	(55)	198	139
(Increase) decrease in other assets	(8,842)	16,009	(16,444)
Increase (decrease) in short-term and other liabilities	7,459	(8,345)	8,045
Other, net	558	(205)	493

Net cash (used) provided by operating activities	(1,119)	3,447	(58,607)

Cash flows from investing activities:
Net decrease (increase) in investment securities	99,314	(73,918)	24,281
Net increase in loans to related parties	(2,919)	(235)	(428)
Investment in bank subsidiary	(1,884)	(9,367)	(57,723)
Investment in nonbank subsidiaries	(103,214)	(1,163)	(4,608)

Net cash used by investing activities	(8,703)	(84,683)	(38,478)

Cash flows from financing activities:
Increase in short-term borrowings	9,127	—	—
Increase in long-term debt	17,397	—	—
Proceeds from issuance of common stock, net of issuance costs	9,769	13,363	115,574
Repurchase of common stock	(109,394)	(99,851)	—
Dividend received from bank subsidiary	80,000	140,000	—

Net cash provided by financing activities	6,899	53,512	115,574

Net increase (decrease) in cash	(2,923)	(27,724)	18,489
Cash and cash equivalents at January 1,	9,828	37,552	19,063

Cash and cash equivalents at December 31,	$6,905	$9,828	$37,552

26. Unaudited Quarterly Financial Data

	2002				2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Net interest income	$49,002	$49,073	$48,186	$48,447	$81,736	$69,919	$59,893	$51,437
Provision for loan losses	3,426	(3,207)	2,630	1,033	4,903	5,931	5,890	—
Noninterest income	16,901	18,854	16,263	15,840	23,875	18,219	16,986	11,753
Noninterest expense	43,318	49,018	46,098	47,940	46,153	44,672	43,422	49,241
Minority interest	1,840	1,397	2,300	2,230	503	713	2,224	4,106

Income before income tax expense	20,999	23,513	18,021	17,544	55,058	38,248	29,791	18,055
Income tax expense	7,639	8,528	4,925	5,627	21,722	14,116	11,189	5,971

Net income	$13,360	$14,985	$13,096	$11,917	$33,336	$24,132	$18,602	$12,084

Basic earnings per share	$0.30	$0.33	$0.30	$0.29	$0.68	$0.50	$0.39	$0.27
Diluted earnings per share	$0.29	$0.32	$0.29	$0.28	$0.65	$0.48	$0.38	$0.26

27. Subsequent Event

      In January 2003, the Company entered into another ASR agreement for 1.7 million shares of common stock for $29.9 million. The terms of this second ASR arrangement are substantially the same as those in the first agreement. See "Item 8. Consolidated Financial Statements and Supplementary Data—Note 15 to the Consolidated Financial Statements—Common Stock Repurchases" for terms of the ASR agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information set forth under the sections titled "Proposal No. 1 Election of Directors," "Information on Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the definitive proxy statement for Silicon Valley Bancshares' 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information set forth under the sections titled "Information on Executive Officers," "Report of the Executive Committee of the Board on Executive Compensation," "Table 1. Summary Compensation Table," "Table 2. Option Grants in Last Fiscal Year," "Table 3. Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Termination Arrangements," "Return to Stockholders Performance Graph," and "Director Compensation" contained in the definitive proxy statement for Silicon Valley Bancshares' 2003 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information set forth under the sections titled "Security Ownership of Directors and Executive Officers" and "Security Ownership of Principal Stockholders" contained in the definitive proxy statement for Silicon Valley Bancshares' 2003 Annual Meeting of Stockholders is incorporated herein by reference.

        Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2002 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column two)
Equity compensation plans approved by shareholders	6,234,638	$22.63	1,035,725
Equity compensation plans not approved by shareholders	n/a	n/a	n/a

TOTAL	6,234,638	$22.63	1,035,725

        For additional information concerning our equity compensation plans, refer to "Item 8. Consolidated Financial Statements and Supplementary Data—Note 18 to the Consolidated Financial Statements—Employee Benefit Plans."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information set forth under the section titled "Certain Relationships and Related Transactions" in the definitive proxy statement for Silicon Valley Bancshares' Annual Meeting of Stockholders to be held on April 17, 2003 is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this Form 10-K, Silicon Valley Bancshares carried out an evaluation, under the supervision and with the participation of its management, including Silicon Valley Bancshares' President and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Silicon Valley Bancshares' President and Chief Executive Officer along with the Chief Financial Officer concluded that Silicon Valley Bancshares' disclosure controls and procedures are effective in timely alerting them to material information relating to Silicon Valley Bancshares (including its consolidated subsidiaries) required to be included in Silicon Valley Bancshares' periodic Securities and Exchange Commission filings. There have been no significant changes in Silicon Valley Bancshares' internal controls or in other factors that could significantly affect internal controls subsequent to the date Silicon Valley Bancshares carried out its evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
1. and 2.

  Financial Statements:

          The consolidated financial statements and supplementary data contained in Item 8 of this report are filed as part of this report. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

        3.

          Exhibits are listed in the Index to Exhibits beginning on page 113 of this report. Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the "Index to Exhibits" with an asterisk before the exhibit number.

(b)
Reports on Form 8-K.

          1.    On January 27, 2003, Silicon Valley Bancshares filed a report on Form 8-K to announce that on January 16, 2003, it held a conference call relating to its earning release for the three months ended December 31, 2002.

          2.    On January 16, 2003, Silicon Valley Bancshares filed a report on Form 8-K to announce its financial results for the quarter ended December 31, 2002.

          3.    On October 28, 2002, Silicon Valley Bancshares filed a report on Form 8-K to announce that on October 17, 2002, it held a conference call relating to its earnings release for the three months ended September 30, 2002.

          4.    On September 12, 2002, Silicon Valley Bancshares filed a report on Form 8-K to announce that in response to the SEC's adoption of Rule 10b5-1, the Board of Directors approved amendments to its insider trading policy to permit its officers and directors subject to

  Silicon Valley Bancshares' insider trading guidelines to enter into written trading plans complying with SEC Rule 10b5-1.

1.
Exhibits

          See Item 15(a)3 above.

2.
Schedules

          See Item 15(a)1 and 15(a)2 above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silicon Valley Bancshares
By:	/s/ KENNETH P. WILCOX Kenneth P. Wilcox President and Chief Executive Officer

Dated: March 5, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN C. DEAN John C. Dean	Chairman of the Board of Directors and Director	March 5, 2003
/s/ KENNETH P. WILCOX Kenneth P. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2003
/s/ LAUREN FRIEDMAN Lauren Friedman	Chief Financial Officer (Principal Financial Officer)	March 5, 2003
/s/ DONAL D. DELANEY Donal D. Delaney	Controller (Principal Accounting Officer)	March 5, 2003
/s/ GARY K. BARR Gary K. Barr	Director	March 5, 2003
/s/ JAMES F. BURNS, JR. James F. Burns, Jr.	Director	March 5, 2003
/s/ ALEX W. HART Alex W. Hart	Director	March 5, 2003
/s/ STEPHEN E. JACKSON Stephen E. Jackson	Director	March 5, 2003
/s/ JAMES R. PORTER James R. Porter	Director	March 5, 2003
/s/ MICHAELA K. RODENO Michaela K. Rodeno	Director	March 5, 2003
/s/ G. FELDA HARDYMON G. Felda Hardymon	Director	March 5, 2003

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Kenneth P. Wilcox, certify, that to my knowledge, the Annual Report of Silicon Valley Bancshares on Form 10-K for the annual period ended December 31, 2002, (i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) that the information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of Silicon Valley Bancshares.

Date: March 5, 2003	By:	/s/ KENNETH P. WILCOX Kenneth P. Wilcox President and Chief Executive Officer (Principal Executive Officer)

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Lauren Friedman, certify, that to my knowledge, the Annual Report of Silicon Valley Bancshares on Form 10-K for the annual period ended December 31, 2002, (i) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) that the information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of Silicon Valley Bancshares.

Date: March 5, 2003	By:	/s/ LAUREN FRIEDMAN Lauren Friedman Chief Financial Officer (Principal Financial Officer)

ANNUAL CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL
OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth P. Wilcox, certify that:

1.
I have reviewed this annual report on Form 10-K of Silicon Valley Bancshares;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	By:	/s/ KENNETH P. WILCOX Kenneth P. Wilcox President and Chief Executive Officer (Principal Executive Officer)

I, Lauren Friedman, certify that:

1.
I have reviewed this annual report on Form 10-K of Silicon Valley Bancshares;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003	By:	/s/ LAUREN FRIEDMAN Lauren Friedman Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Alliant Partners Asset Purchase Agreement.(18)
3.1	Articles of Incorporation of Silicon Valley Bancshares (the "Company"), as amended(9)
3.1a	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 22, 1999(13)
3.2	Bylaws of the Company, amended and restated effective as of August 21, 1997(7)
3.3	Certificate of Amendment of Bylaws of Silicon Valley Bancshares as of October 22, 1999(12)
3.4	Bylaws(13)
4.1	Article Three of Articles of Incorporation (included in Exhibit 3.1)(1)
4.2	Form of Subordinated Indenture(10)
4.3	Form of Junior Subordinated Debenture(10)
4.6	Form of Amended and Restated Trust Agreement of SVB Capital I(10)
4.7	Form of Trust Preferred Certificate of SVB Capital I (included as an exhibit to Exhibit 4.6)(10)
4.8	Form of Guarantee Agreement(10)
4.9	Form of Agreement as to Expenses and Liabilities (included as an exhibit to Exhibit 4.6)(10)
4.10	Form of Common Securities Certificate of SVB Capital I (included as an exhibit to Exhibit 4.6)(10)
4.11	Form of Officers' Certificate and Company Order(10)
10.3	Employment Agreement between Silicon Valley Bancshares and John C. Dean(2)
10.17	Lease Agreement between Silicon Valley Bank and WRC Properties, Inc.; 3003 Tasman Drive, Santa Clara, CA 95054(3)
10.17a	First amendment to lease outlined in Exhibit 10.17(6)
10.28	Amendment and Restatement of the Silicon Valley Bancshares 1989 Stock Option Plan(4)
10.29	Silicon Valley Bank Money Purchase Pension Plan(4)
10.30	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan(4)
10.31	Amendment and Restatement of the Silicon Valley Bank 401(k) and Employee Stock Ownership Plan(4)
10.32	Executive Change in Control Severance Benefits Agreement(5)
10.33	Change in Control Severance Policy for Non-executives(5)
10.36	Relocation Agreement between Silicon Valley Bancshares and Kenneth P. Wilcox and Ruth Wilcox, as of December 18, 1997(8)
10.37	Bonus Agreement between Silicon Valley Bank and Kenneth P. Wilcox, as of December 18, 1997(8)
10.38	Promissory Note between Silicon Valley Bancshares and Christopher T. Lutes, as of June 10, 1998(10)
10.39	The 1998 Venture Capital Retention Program, Amended June 18, 1998(10)
10.40	Severance Agreement between Silicon Valley Bancshares and John C. Dean related to garage.com™ as of August 12, 1998(11)
10.41	Severance Agreement between Silicon Valley Bancshares and Harry W. Kellogg related to garage.com™ as of August 12, 1998(11)
10.43	Preferred Shares Rights Agreement, as of October 22, 1998(12)
10.44	1999 Employee Stock Purchase Plan(14)
10.45	Silicon Valley Bancshares 1998 Equity Incentive Plan, amended as of July 20, 2000(14)
10.46	Change in Control Severance Benefits Policy, effective August 18, 2001(14)
10.47	Consulting Agreement between Silicon Valley Bancshares and John C. Dean, effective as of May 1, 2001(16)
10.48	Part time Employment Agreement between Silicon Valley Bancshares and Christopher T. Lutes, effective as of July 1, 2001(17)

10.49	Silicon Valley Bancshares 1997 Equity Incentive Plan, Amended as of April 18, 2002(19)
21.1	Subsidiaries of Silicon Valley Bancshares
23.1	Consent of Independent Auditors

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
(9)
Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(10)
Incorporated by reference to Exhibits 4.2, 4.3, 4.6, 4.7, 4.8, 4.9, 4.10, 4.11, 10.38, and 10.39 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(11)
Incorporated by reference to Exhibits 10.40 and 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(12)
Incorporated by reference to Exhibits 3.3 and 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(13)
Incorporated by reference to Exhibits 3.1a and 3.4 of the Company's Report on Form 8-K filed on April 26, 2000.
(14)
Incorporate by reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(15)
Incorporated by reference to Exhibits 10.45 and 10.46 of the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 2001.
(16)
Incorporated by reference to Exhibits 10.47 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
(17)
Incorporated by reference to Exhibits 10.48 and 10.49 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(18)
Incorporated by reference to Exhibits 2.1 of the Company's Report on Form 8-K filed on October 2, 2001.
(19)
Incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8 filed on July 15, 2002.

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
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
SILICON VALLEY BANCSHARES AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
ANNUAL CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
INDEX TO EXHIBITS