Form 10-Q
period 2003-03-31
SILICON VALLEY BANCSHARES
filed 2003-05-13
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to                     .

Commission File Number: 33-41102

SILICON VALLEY BANCSHARES

(Exact name of registrant as specified in its charter)

Delaware	91-1962278
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3003 Tasman Drive, Santa Clara, California	95054-1191
(Address of principal executive offices)	(Zip Code)

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

                Yes ☒  No ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
                Yes  ☒  No ☐

                At April 30, 2003, 38,798,283 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value)	2003	2002

Assets:
Cash and due from banks	$145,805	$239,927
Federal funds sold and securities purchased under agreement to resell	353,182	202,662
Investment securities	1,291,551	1,535,694
Loans, net of unearned income	2,070,063	2,086,080
Allowance for loan losses	(70,000)	(70,500)
Net loans	2,000,063	2,015,580
Premises and equipment	16,223	17,886
Goodwill	100,567	100,549
Accrued interest receivable and other assets	80,697	70,883
Total assets	$3,988,088	$4,183,181

Liabilities, Minority Interest, and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,769,916	$1,892,125
NOW	38,854	21,531
Money market	892,138	933,255
Time	550,186	589,216
Total deposits	3,251,094	3,436,127
Short-term borrowings	9,196	9,127
Other liabilities	61,020	47,550
Long-term debt	17,538	17,397
Total liabilities	3,338,848	3,510,201

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	39,247	39,472
Minority interest	43,857	43,158
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 38,874,487 and 40,578,093 shares outstanding at March 31, 2003 and December 31, 2002, respectively	39	41
Additional paid-in capital	69,649	99,979
Retained earnings	487,028	476,610
Unearned compensation	(2,248)	(652)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	11,668	14,372
Total stockholders’ equity	566,136	590,350
Total liabilities, minority interest, and stockholders’ equity	$3,988,088	$4,183,181

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

 INTERIM CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
	March 31,	March 31,
(Dollars in thousands, except per share amounts)	2003	2002

Interest income:
Loans	$37,836	$38,325
Investment securities	11,973	15,815
Federal funds sold and securities purchased under agreement to resell	830	245
Total interest income	50,639	54,385
Interest expense:
Deposits	2,451	4,898
Other borrowings	210	485
Total interest expense	2,661	5,383

Net interest income	47,978	49,002
Provision for loan losses	3,384	3,426
Net interest income after provision for loan losses	44,594	45,576
Noninterest income:
Client investment fees	6,332	8,638
Corporate finance fees	4,144	2,962
Letter of credit and foreign exchange income	3,503	3,777
Deposit service charges	2,876	2,236
Disposition of client warrants	1,962	126
Investment losses	(4,705)	(2,597)
Other	3,334	1,759
Total noninterest income	17,446	16,901
Noninterest expense:
Compensation and benefits	31,432	24,928
Net occupancy	4,402	4,518
Professional services	3,439	3,036
Furniture and equipment	2,194	2,096
Business development and travel	1,616	2,123
Correspondent bank fees	1,040	707
Telephone	778	901
Tax credit fund amortization	715	449
Postage and supplies	584	783
Trust preferred securities distributions	281	825
Other	3,627	2,952
Total noninterest expense	50,108	43,318
Minority interest	3,479	1,840
Income before income tax expense	15,411	20,999
Income tax expense	4,993	7,639
Net income	$10,418	$13,360
Basic earnings per share	$0.27	$0.30
Diluted earnings per share	$0.26	$0.29

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended
	March 31,	March 31,
(Dollars in thousands)	2003	2002

Net income	$10,418	$13,360

Other comprehensive income, net of tax:
Change in unrealized losses on available-for-sale investments	(1,378)	(2,832)
Reclassification adjustment for gains included in net income	(1,326)	(80)
Other comprehensive loss	(2,704)	(2,912)
Comprehensive income	$7,714	$10,448

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
(Dollars in thousands)	2003	2002

Cash flows from operating activities:
Net income	$10,418	$13,360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,384	3,426
Minority interest	(3,479)	(1,840)
Depreciation and amortization	1,973	1,766
Net loss on sales of investment securities	4,705	2,597
Net gains on disposition of client warrants	(1,962)	(126)
(Increase) decrease in accrued interest receivable	(617)	3,036
Deferred income tax benefits	(1,393)	(945)
(Increase) decrease in income tax receivable	(553)	8,363
Decrease (increase) in unearned income	1,184	(87)
Increase (decrease) in retention, warrant, and other incentive plan payable	2,025	(201)
Other, net	2,570	2,841
Net cash provided by operating activities	18,255	32,190

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	224,825	630,453
Proceeds from sales of investment securities	2,909,648	22,993
Purchases of investment securities	(2,897,229)	(604,970)
Net increase in loans	6,129	14,506
Proceeds from recoveries of charged-off loans	4,820	2,206
Purchases of premises and equipment	(310)	(1,431)
Net cash provided by investing activities	247,883	63,757

Cash flows from financing activities:
Net decrease in deposits	(185,033)	(199,465)
Increase in short-term borrowings	69	266
Increase in long-term debt	141	210
Proceeds from issuance of common stock, net of issuance costs	553	2,036
Repurchase of common stock	(32,545)	—
Capital contributions from minority interest participants	7,075	—
Net cash used by financing activities	(209,740)	(196,953)

Net increase (decrease) in cash and cash equivalents	56,398	(101,006)
Cash and cash equivalents at January 1,	442,589	440,532
Cash and cash equivalents at March 31,	$498,987	$339,526

Supplemental disclosures:
Interest paid	$2,743	$5,580
Income taxes paid	$4,748	$242

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

The accounting and reporting policies of Silicon Valley Bancshares and its subsidiaries (the “Company”) conform with accounting principles generally accepted in the United States of America, rule 10-01 of regulation S-X.  Certain reclassifications have been made to the Company’s 2002 interim consolidated financial statements to conform to the 2003 presentations.  Such reclassifications had no effect on the results of operations or stockholders’ equity.  The following is a summary of the significant accounting and reporting policies used in preparing the interim consolidated financial statements.

Nature of Operations

Silicon Valley Bancshares is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California.  The Bank serves more than 9,500 clients across the country, through its 27 regional offices.  The Bank has 11 offices throughout California and operates regional offices across the country, including Arizona, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington.  The Bank serves emerging growth and mature companies in the technology and life sciences markets, as well as the premium wine industry.  Substantially all of the assets, liabilities, and earnings of the Company relate to its investment in the Bank.  The Company offers its clients financial products and services including commercial, investment, merchant and private banking, as well as value-add client services using its proprietary knowledge base.  Merger, acquisition, and corporate partnering services are provided through its wholly-owned investment banking subsidiary, Alliant Partners (“Alliant”).

Consolidation

The interim Consolidated Financial Statements include the accounts of Silicon Valley Bancshares and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.  Wholly-owned merchant banking subsidiaries, SVB Strategic Investors, LLC and Silicon Valley BancVentures, Inc., are general partners of SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., respectively, and are considered to have significant influence over the operating and financing policies.  In addition, a wholly-owned private banking subsidiary, Woodside Financial is general partner of Taurus, L.P. and Libra, L.P., and is considered to have significant influence over the operating and financing policies.  Therefore, SVB Strategic Investors Fund, L.P., Silicon Valley BancVentures, L.P., Taurus, L.P., and Libra, L.P. are included in the Company’s interim consolidated financial statements.  Minority interest represents the minority participants’ share of the equity of SVB Strategic Investors Fund, L.P., Silicon Valley BancVentures, L.P., Taurus, L.P., and Libra, L.P.

For further discussion, see “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 2 to the interim Consolidated Financial Statements — Business Combinations.”

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continuted)

Interim Consolidated Financial Statements

In the opinion of management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s consolidated financial position at March 31, 2003, the interim results of its operations for the three months ended March 31, 2003 and March 31, 2002, and interim cash flow for the three months ended March 31, 2003 and March 31, 2002.  The December 31, 2002 consolidated balance sheet was derived from audited financial statements.  Certain information and footnote disclosures, normally presented therein, were prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted from this report.  The results of operations for the three months ended March 31, 2003, may not necessarily be indicative of the Company’s operating results for the full year.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K filed with the SEC on March 5, 2003.

Basis of Financial Statement Presentation

The preparation of interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and the results of operations for the reported periods.  Actual results could differ from those estimates.  See “Part 1. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”  An estimate of possible changes or a range of possible changes cannot be made.

Revenue Recognition

Revenues earned on mergers and acquisitions advisory services are recognized when Alliant has fully completed its contractual and regulatory obligations related to its client service engagements.

The Bank’s wholly-owned, registered, broker-dealer subsidiary, SVB Securities, manages client funds invested in private label mutual funds and sweep products.  SVB Securities generally earns client investment fees based upon the average daily balances of clients’ investment funds.

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

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets include interest-bearing deposits in other financial institutions of $2.0 million and $0 million at March 31, 2003 and December 31, 2002, respectively.

Investment Securities

Fixed Income Securities

Fixed income investment securities are classified as held-to-maturity, available-for-sale, trading, or non-marketable upon purchase or acquisition.

Securities purchased with the ability and positive intent to hold to maturity are classified as held-to-maturity and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate.  The Company did not have any investments in the held-to-maturity portfolio as of March 31, 2003 or as of December 31, 2002.  Unrealized losses on held-to-maturity securities become realized and are charged against earnings when it is determined that an other-than-temporary decline in value has occurred.

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

Securities acquired and held principally for the purpose of sale in the near term are classified as trading and are accounted for at fair value.  Unrealized gains and losses resulting from fair value adjustments on trading securities, as well as gains and losses realized upon the sale of investment securities, are included in noninterest income.  The Company did not have a trading portfolio as of March 31, 2003 and December 31, 2002.

Non-marketable securities include Federal Reserve Bank stock, Federal Home Loan Bank stock and tax credit funds.

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

Unrealized gains or losses on warrant and equity investment securities are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.”

1.         Unrealized gains or losses after applicable taxes, on available-for-sale marketable equity securities that result from initial public offerings are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.  The Company is often contractually restricted from selling equity securities subsequent to a portfolio company’s initial public offering.  Gains or losses on these marketable equity instruments are recorded in the consolidated statements of income in the period the underlying securities are sold to a third party.

2. Gains or losses on marketable warrant and equity investment securities that result from a portfolio company being acquired by a publicly-traded company are marked to market when the acquisition occurs.  The resulting gains or losses are recognized into income on that date, in accordance with Emerging Issues Task Force, Issue No. 91-5, “Nonmonetary Exchange of Cost-Method Investments.”  Further fluctuations in the market value of these marketable equity instruments, prior to eventual sale, are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.  Upon the sale of these equity securities, gains and losses, which are measured from the acquisition price, are realized in the Company’s consolidated statements of income.

Notwithstanding the foregoing, a decline in the fair value of any of these securities that is considered other than temporary is recorded in the Company’s consolidated statements of income in the period the impairment occurs.  Further, the cost basis of the underlying security is written down to fair value as a new cost basis.

Summary financial data related to the Company’s marketable equity securities at March 31, 2003 are presented in “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 4 to the interim Consolidated Financial Statements — Investment Securities.”

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

The Company records non-marketable venture capital fund investments and other direct private equity investments on a cost basis as the Company’s interests are considered minor, as it owns less than 5% of the company and has no influence over the companys’ operating and financial policies.  The Company’s cost basis in each investment is reduced by returns until the cost basis of the individual investment is fully recovered.  Returns in excess of the cost basis are recorded as investment gains in noninterest income.

The values of the non-marketable venture capital fund investments and other direct private equity investments are reviewed at least quarterly, giving consideration to the facts and circumstances of each individual investment.  The Company’s review of these investments typically includes the relevant market conditions, offering prices, operating results, financial conditions, and exit strategies.  A decline in the fair value that is considered other than temporary is recorded in the Company’s consolidated statement of income in the period the impairment occurs.  Any estimated loss is recorded in noninterest income as investment losses.

Investments held by Silicon Valley BancVentures, L.P. are recorded at fair value using investment accounting rules.  The investments consist of stock in private companies that are not traded on a public market and are subject to restrictions on resale.  These investments are carried at estimated fair value as determined by the general partner, Silicon Valley BancVentures, Inc.  The valuation generally remains at cost until such time that there is significant evidence of a change in values based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information.  Silicon Valley BancVentures, Inc., is owned and controlled by the Company and has an ownership interest of 10.7% in Silicon Valley BancVentures, L.P.  As such, Silicon Valley BancVentures, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated statements of income.  The limited partners’ share of any gains or losses is reflected in minority interest and adjusts the Company’s income to its percentage ownership.

The SVB Strategic Investors Fund, L.P. portfolio consists primarily of investments in venture capital funds.  These funds are recorded at fair value using investment accounting rules.  The carrying value of the investments is determined by the general partner, SVB Strategic Investors, LLC, based on the percentage of SVB Strategic Investors Fund, L.P.’s interest in the total fair market value as provided by each venture capital fund investment.  SVB Strategic Investors, LLC generally utilizes the fair values assigned to the underlying portfolio investments by the management of the venture capital funds.  The estimated fair value of the investments is determined after giving consideration to the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information.  SVB Strategic Investors, LLC, is owned and controlled by the Company and has an ownership interest of 11.1% in SVB Strategic Investors Fund, L.P.  As such, SVB Strategic Investors, LLC is fully consolidated, and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in the Company’s consolidated statements of income.  The limited partners’ share of any gains or losses is reflected in minority interest and adjusts the Company’s income to its percentage ownership.

Summary financial data related to the Company’s non-marketable equity securities at March 31, 2003 are presented in “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 4 to the interim Consolidated Financial Statements — Investment Securities.”

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

The Company maintains a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses.  On a quarterly basis, each loan in its portfolio is assigned a credit risk-rating.  Credit risk-ratings are assigned on a scale of 1 to 10, 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off.  This credit risk-rating evaluation process includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower’s compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions.  The Company’s policies require a committee of senior management to review credit relationships that exceed specific dollar values, at least quarterly.  The Company’s review process evaluates the appropriateness of the credit risk rating and allocation of allowance for loan losses, as well as other account management functions.  In addition, the Company’s management receives and approves an analysis for all impaired loans, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.”  The allowance for loan losses is calculated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan, or for individual impaired loans as determined by SFAS No. 114.

The Company’s evaluation process is designed to determine the adequacy of the allowance for loan losses.  The Company assesses the risk of losses inherent in the loan portfolio by utilizing modeling techniques.  For this purpose, the Company has developed a statistical model based on historical loan loss migration to estimate an appropriate allowance for outstanding loan balances.  In addition, the Company applies macro allocations to the results of the aforementioned model to ascertain the total allowance for loan losses.  While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses relies, to a great extent, on the judgment and experience of the Company’s management.

The Company’s allowance for loan losses is established for loan losses not yet realized.  The process of anticipating loan losses is imprecise.  The Company’s allowance for loan losses is its best estimate using the historical loan loss experience and its perception of variables potentially leading to deviation from the historical loss experience.

Nonaccrual Loans

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures” requires the Company to measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent.  A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option.  SFAS No. 123 as amended by SFAS No. 148 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

A comparison of reported and pro-forma net income, including effects of expensing stock options, follows.

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands,
	except per share amounts)

Net income, as reported	$10,418	$13,360
Add: Stock-based compensation expense included inreported net income, net of tax	138	188
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(3,712)	(3,986)
Net income, pro-forma	$6,844	$9,562

Basic earnings per share:
As reported	$0.27	$0.30
Pro-forma	0.18	0.21
Diluted earnings per share:
As reported	0.26	0.29
Pro-forma	0.18	0.21

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”  SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, and requires that all derivative instruments be recorded on the balance sheet at fair value.  Additionally, the accounting for changes in fair value depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity.  Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period, unless the derivative instrument meets the definition of the short-cut treatment, as defined by SFAS No. 133.  For derivative instruments that are designated and qualify as a cash flow hedge, changes in the fair value of the effective portion of the derivative instrument are recognized in Other Comprehensive Income (OCI).  These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.  See “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 8 to the interim Consolidated Financial Statements —Derivative Financial Instruments.”

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

Business Combinations

The Company accounts for business combinations in accordance with the provisions of SFAS No. 141, “Business Combinations,” which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.  See “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 2 to the interim Consolidated Financial Statements — Business Combinations.”

Goodwill and Other Intangibles

The Company accounts for intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”  Under these provisions, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 each year.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.  The Company adopted the provisions of SFAS No. 142 on January 1, 2002.

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

Substantially all of the Company’s goodwill pertains to the acquisition of Alliant, discussed in “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 2 to the interim Consolidated Financial Statements — Business Combinations.”  In

accordance with the provisions of SFAS No. 142, the goodwill balance was determined to be unamortizable.  The Company completed its initial test for goodwill impairment in July 2002.  Based on the Company’s best estimates, it concluded that there was no impairment of its goodwill.  However, changes in these estimates could cause the businesses to be valued differently.  If Alliant does not meet projected operating results, subsequent analyses could result in a non-cash goodwill impairment charge, depending on the estimated value of the Alliant business unit and the value of the other assets and liabilities attributed to the business.  The Company will perform the test of impairment in July 2003, and does not anticipate an impairment of goodwill.  At March 31, 2003, the Company’s goodwill totaled $100.6 million.

Obligation Under Guarantees

The Company provides guarantees related to financial and performance standby letters of credit.  The Company accounts for these guarantees in accordance with the provision of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The Company recognizes a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the guarantee is remote.  The Company recognizes a liability for the fair value of the guarantee at the inception of the contract.  See “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 11 to the interim Consolidated Financial Statements — Obligation Under Guarantees.”

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE).”  It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either a) does not have equity investors with voting rights or b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  This interpretation will require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual return.  The interpretation states that if a VIE was acquired before February 1, 2003, the Company is required to disclose the impact of the VIE in its interim and annual financial statements beginning after June 15, 2003.  However, if it is reasonably possible that the Company will consolidate or disclose information about a VIE when this interpretation becomes effective, then the Company is required to disclose the nature, purpose, size, activities, and it’s maximum exposure to loss as a result of its investment with that VIE in its financial statements issued after January 31, 2003 regardless of the date on which the VIE was created.  As of March 31, 2003, the Company has identified one VIE which would require consolidation treatment if we continue to hold an ownership interest of greater than 50%.  This VIE is a real estate partnership, which invests in affordable housing projects and provide its investors federal and state income tax credits.  As of March 31, 2003, the Company committed approximately $5.1 million to this partnership of which $4.6 million has been funded.  This partnership was not consolidated in the Company’s financial statements at March 31, 2003.  The Company does not expect to have a significant impact from the consolidation of this partnership on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, to provide clarification on the meaning of an underlying,

the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS No. 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. This statement will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist.  The Company does not expect the adoption of SFAS No. 149 to have a material effect on the Company’s results of operations or financial condition.

2.  Business Combinations

On October 1, 2002, the Company acquired substantially all of the assets of Woodside Asset Management, Inc., an investment advisor firm.  Woodside Asset Management, Inc. is expected to enable the Company to expand its product offerings in the private banking.  Additionally, as part of this acquisition, Silicon Valley Bancshares obtained the general partner interests in two limited partnerships, Taurus, L.P., and Libra, L.P., with total assets aggregating $11.4 million.  The Company has less than a 1% ownership interest in each of these funds.  The remaining ownership interest represents limited partners’ funds invested on their behalf, by the general partner, in certain fixed income and marketable equity securities.  However, due to the Company’s ability to control the investing activities of these limited partnerships, we have consolidated the related results of operations and financial condition into our interim consolidated financial statements, since the date of acquisition.  This acquisition did not have a material impact on goodwill and is not expected to materially impact the Company’s earnings in the short-term.

On September 28, 2001, the Company completed its acquisition of Alliant and has included its results of operations in the Company’s consolidated results of operations since that date.  The acquisition has allowed the Company to strengthen its investment banking platform for its clients.  The Company agreed to purchase the assets of Alliant for a total of $100.0 million, due in several installments of cash and common stock.  These installments are payable over four years between September 30, 2001 and September 30, 2005.  The first two installments aggregating $72.0 million have been paid in cash.  The remaining $28.0 million was discounted at prevailing forward market interest rates ranging between 2.9% and 3.3% and was recorded as short-term and long-term debt.  In addition to the fixed purchase price, the sellers received certain contingent purchase price payments including 75% of the pre-tax income of Alliant for the twelve-month period ended September 28, 2002.  Furthermore, the Company shall pay to the sellers an amount equal to fifteen times the amount by which Alliant’s cumulative after-tax net income from October 1, 2002 to September 30, 2005 exceeds $26.5 million, provided, however, that the aggregate amount of any deferred earnout payment shall not exceed $75.0 million.  The Company shall also make retention payments aggregating $5.0 million in equal annual installments on September 28, 2003, 2004, and 2005.  The purchase price was allocated to the assets acquired and liabilities assumed, based on the estimated net fair values at the date of acquisition of approximately $0.5 million.  The excess of purchase price over the estimated fair values of the net assets acquired was recorded as goodwill.  The business combinations were recorded in accordance with SFAS No. 141.  See “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Notes 1 and 7 to the interim Consolidated Financial Statements — Significant Accounting Policies and Borrowings.”

3.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31
(Dollars and shares in thousands,	Net		Per Share
except per share amounts)	Income	Shares	Amount

2003:
Basic EPS:
Income available to common stockholders	$10,418	39,092	$0.27
Effect of Dilutive Securities:
Stock options and restricted stock	—	691	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$10,418	39,783	$0.26

2002:
Basic EPS:
Income available to common stockholders	$13,360	45,179	$0.30
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,346	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$13,360	46,525	$0.29

4.  Investment Securities

The detailed composition of the Company’s available-for-sale and non-marketable investment securities is presented as follows:

	March 31,	December 31,
(Dollars in thousands)	2003	2002

Available-for-sale securities, at fair value	$1,201,415	$1,444,231
Non-marketable investment securities:
Federal Reserve Bank stock and tax credit funds	25,934	25,649
Federal home loan bank stock	2,171	2,172
Venture capital fund investments (1)	45,898	46,822
Private equity investments (2)	16,133	16,820
Total investment securities	$1,291,551	$1,535,694

(1)          Non-marketable venture capital fund investments included $20.9 million and $22.1 million related to SVB Strategic Investors Fund, L.P., at March 31, 2003, and December 31, 2002, respectively.  The Company has a controlling ownership interest of 11.1% in the fund.  Excluding the minority interest owned portion of SVB Strategic Investors Fund, L.P., the Company has non-marketable venture capital fund investments of $27.4 million and $27.2 million as of March 31, 2003, and December 31, 2002, respectively.

(2)        Non-marketable private equity investments included $9.8 million and $10.0 million related to Silicon Valley BancVentures, L.P., at March 31, 2003, and December 31, 2002, respectively.  The Company has a controlling ownership interest of 10.7% in the fund.  Excluding the minority interest owned portion of Silicon Valley BancVentures, L.P., the Company has non-marketable other private equity investments of $7.3 million and $7.9 million as of March 31, 2003, and December 31, 2002, respectively.

The following tables present the carrying value of our non-marketable venture capital and other private equity investments at and for the three months ended March 31, 2003.

	(As consolidated)

	Wholly-Owned Equity		Managed Funds
	Investments		Activities

	Venture	Other	Silicon Valley	SVB Strategic
	Capital	Private	BancVentures,	Investors
	Funds	Equity	L.P.	Fund, L.P.	Total
	(Dollars in thousands)

Fund size	—	—	$56,100	$121,800 *	$177,900
Commitments	$54,583	$15,168	14,677	101,382	185,810
Capital investment	37,029	15,168	14,677	32,943	99,817
Carrying value	25,040	6,279	9,854	20,858	62,031
Net investment losses	(560)	(730)	(632)	(2,852)	(4,774)

	(Net of minority interest ownership of managed funds)

	Wholly-Owned Equity		Managed Funds
	Investments		Activities

	Venture	Other	Silicon Valley	SVB Strategic
	Capital	Private	BancVentures,	Investors
	Funds	Equity	L.P.	Fund, L.P.	Total
	(Dollars in thousands)

Commitments	$54,583	$15,168	$6,000	$13,500*	$89,251
Capital investment	37,029	15,168	1,980	4,320	58,497
Carrying value	25,040	6,279	1,054	2,312	34,685
Net investment losses	(560)	(730)	(68)	(316)	(1,674)
Management fee revenue	—	—	271	251	522

*   Effective January 1, 2003, SVB Strategic Investors Fund, L.P. reduced the total capital that can be called from $135.3 million to $121.8 million as a result of the reductions in the size of the underlying venture capital fund investments.  Our committed capital that can be called was reduced from $15.0 million to $13.5 million.

5.  Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $13.0 million and $11.8 million, at March 31, 2003, and December 31, 2002, respectively, is presented in the following table:

	March 31,	December 31,
(Dollars in thousands)	2003	2002

Commercial	$1,772,166	$1,756,182
Real estate construction	46,895	43,178
Real estate term	55,922	56,190
Consumer and other	195,080	230,530
Total loans	$2,070,063	$2,086,080

The activity in the allowance for loan losses for the three months ended March 31, 2003 and 2002 was as follows:

	Three months ended March 31,
(Dollars in thousands)	2003	2002

Beginning balance	$70,500	$72,375
Provision for loan losses	3,384	3,426
Loans charged off	(8,704)	(6,632)
Recoveries	4,820	2,206
Balance at March 31,	$70,000	$71,375

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $19.1 million and $19.0 million at March 31, 2003, and March 31, 2002, respectively.  Allocations of the allowance for loan losses specific to impaired loans totaled $6.0 million at March 31, 2003, and $7.3 million at March 31, 2002.  Average impaired loans for the first quarter of 2003 and 2002 totaled $17.6 million and $19.6 million, respectively.

6.  Goodwill

The goodwill balance at March 31, 2003 and December 31, 2002 was $100.6 million and $100.5 million, respectively.  In accordance with the provisions of SFAS 142, the goodwill balance was determined to be unamortizable.  The Company completed its initial test for goodwill impairment in July 2002, the results of which concluded that the goodwill balance was not impaired.

7.  Borrowings

As of March 31, 2003, the Company had $9.2 million and $17.5 million in short-term borrowings and long-term debt, respectively.  These borrowings were recorded in relation to the acquisition of Alliant and are payable to the former owners, who are now employed by the Company.  The short-term note payable, due September 30, 2003, has a face value of $9.3 million.  The long-term note payable, due in two equal annual installments commencing September 28, 2004, has a face value of $18.7 million.  These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.  See “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 2 to the interim Consolidated Financial Statements — Business Combinations.”  The Company currently has available federal funds and lines of credit facilities totaling $120.0 million, which were unused at March 31, 2003.

8.  Derivative Financial Instruments

Derivative instruments that the Company uses as a part of its interest rate risk management may include interest rate swaps, caps, and floors and forward contracts.  On June 3, 2002, the Company entered into a derivative agreement with a notional amount of $40.0 million.  The agreement hedges against the risk of changes in fair value associated with the Company’s $40.0 million, fixed rate, Trust Preferred Securities.  Changes in the fair value of the derivative agreement and the Trust Preferred Securities are primarily dependent on changes in market interest rates.  The derivative instrument has a fair value of $0.5 million that was recorded in other assets at March 31, 2003.

Because the swap meets the criteria for the short cut treatment, the benefit or expense is recorded in the period incurred.  This derivative agreement provided a benefit of $0.5 million in the first three months of 2003, compared to the first three months of 2002.  The terms of the derivative agreement provide for quarterly receipt of a fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount.  The derivative agreement mirrors the terms of the Trust Preferred Securities and, therefore, is callable by the counter-party anytime after June 15, 2003.  The Company assumes no ineffectiveness as the interest rate swap agreement meets the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments.  As a result, changes in the fair value of the derivative agreement are offset by changes in the fair value of the Trust Preferred Securities, and no net gain or loss is recognized in earnings.

For the Company’s Foreign Exchange Contracts and Foreign Currency Option Contracts, see the Company’s 2002 Annual Report on Form 10-K filed with the SEC on March 5, 2003.

9.  Operating Segments

Prior to January 1, 2002, the Company operated as one segment.  On January 1, 2002, the Company reorganized into five lines of banking and financial services for management reporting: Commercial Banking, Investment Banking, Private Banking, Merchant Banking, and Other Business Services.  These operating segments are strategic units that offer different services to different clients.  They are managed separately because each segment appeals to different markets and, accordingly, requires different strategies.  The results of operating segments are based on the Company’s management reporting process, which assigns assets, liabilities, income, and expenses to the aforementioned operating segments.  This process is dynamic and, unlike financial accounting there is no comprehensive, authoritative guidance for the management reporting equivalent to generally accepted accounting principles.  The management reporting process measures the process of operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  Changes in the management structure and/or the allocation process may (and have) result(ed) in changes in the Company’s allocation methodology as this process is under constant refinement.  In that case, results for prior periods would be (and have been) restated for comparability.  Results for the first quarter of 2002 have been restated to reflect changes in the Company’s allocation methodology.

As of March 31, 2003, based on the quantitative threshold for determining reportable segments as required by SFAS 131 “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments are: Commerical Banking, which is the principal operating segment of the Company, Merchant Banking, and the remaining segments.

Commercial Banking provides lending services, which include traditional term loans, commercial finance lending, and structured finance lending.  Commercial Banking’s cash management services unit provides deposit services, collection services, disbursement services, electronic funds transfers, and online banking through SVBeConnect.  Commercial Banking’s International services unit provides trade services, foreign exchange services, export trade finance, and international cash management.  Also, Commercial Banking provides investment and advisory services through the Silicon Valley Bank’s broker-dealer subsidiary, SVB Securities, which includes mutual funds, fixed income securities, and investment reporting and monitoring.  The lending, deposit, cash management, International, and investment banking services to venture capital firms are included in the Merchant Banking.

Merchant Banking makes private equity and venture capital fund investments, international alliances and manage two limited partnerships: a venture capital fund and a fund of funds.  Merchant Banking also provides the lending, deposit, cash management, International, and investment banking services to venture capital firms.

Other segments include Investment Banking, Private Banking, and Other Business Services.  Investment Banking provides merger and acquisition and corporate partnering services through the Company’s broker-dealer subsidiary, Alliant Partners.  Private Banking provides a wide array of loan, personal asset management, mortgage services, trust and estate planning tailored for high-net-worth individuals.  It also provides investment advisory services to these clients through the Company’s Woodside Asset Management, Inc., subsidiary.  The Other Business Services unit provides Web-based business services, professional services, and executive placement services.  Client Exchange™ is the Company’s online bulletin board, resume, and assets exchange service, and BenchmarkPro gives the Company’s clients the opportunity to see the financial performance of companies relative to their industry.

The Company’s primary source of revenue is from net interest income.  Thus, the Company’s segments are reported below using net interest income.  The Company also evaluates performance based on noninterest income and noninterest expense goals, which are also presented as measures of segment profit and loss.  The Company does not allocate income taxes to the segments.

	Commercial	Merchant
	Banking	Banking	Other	Total
	(Dollars in thousands)

First quarter of 2003
Net interest income	$38,749	$3,220	$6,009	$47,978
Provision for loan losses (1)	3,886	—	(502)	3,384
Noninterest income (2)	14,244	1,488	1,714	17,446
Noninterest expense (3)	35,760	4,221	10,127	50,108
Minority interest	—	570	2,909	3,479
Income before income tax expense	13,347	1,057	1,007	15,411

Total average loans	1,531,256	89,131	236,108	1,856,495
Total estimated assets (4)	2,890,577	522,340	481,643	3,894,561
Total average deposits	2,529,146	487,419	143,129	3,159,694

First quarter of 2002
Net interest income	$39,542	$2,660	$6,800	$49,002
Provision for loan losses (1)	4,341	—	(915)	3,426
Noninterest income (2)	15,507	109	1,285	16,901
Noninterest expense (3)	32,448	3,201	7,669	43,318
Minority interest	—	508	1,332	1,840
Income before income tax expense	18,260	76	2,663	20,999

Total average loans	1,465,142	54,142	154,708	1,673,992
Total estimated assets (4)	2,954,661	486,749	574,251	4,015,661
Total average deposits	2,561,321	452,504	195,309	3,209,134

(1)          For operating segment reporting purposes, the Company reports net charge-offs as the provision for loan losses.  Thus, the Other column includes $(0.5) million and $(0.9) million for the three-month periods ended March 31, 2003 and March 31, 2002, respectively, which represent the difference between net charge-offs and the provision for loan losses.

(2)          Noninterest income presented in the Merchant Banking column included warrant income of $2.0 million and $0.1 million, for the periods ended March 31, 2003 and March 31, 2002, respectively.

(3)          Commercial Banking column included depreciation and amortization of $0.3 million for the periods ended March 31, 2003 and March 31, 2002.

(4)          Total estimated assets presented in the Other column included investments held by Silicon Valley Bancshares, the parent company, and goodwill primarily related to the Alliant acquisition of $100.6 million and $98.4 million as of March 31, 2003 and March 31, 2002, respectively.

10.  Common Stock Repurchase

The Company repurchased 1.9 million shares of common stock totaling $32.5 million during the first quarter of 2003, in conjunction with the $100.0 million share repurchase program authorized by the Board of Directors on September 16, 2002.

In January 2003, the Company entered into an accelerated stock repurchase (ASR) agreement for 1.7 million shares of common stock for $29.9 million.  The terms of this second ASR arrangement are substantially the same as those in the ASR agreement entered into in November 2002 with the exception of the size.  See “Item 8. Consolidated Financial Statements and Supplementary Data — Note 15 to the Consolidated Financial Statements — Common Stock Repurchases” in our 2002 Annual Report on Form 10-K, as filed with the SEC, for terms of the ASR agreement.  As of March 31, 2003, the Company completed all obligations under the ASR.

In November 2002, the Company entered into an ASR agreement to facilitate the repurchase of its shares of common stock.  Pursuant to the agreement, the Company purchased approximately 2.3 million shares from the counterparty for approximately $40.0 million.  As of March 31, 2003, the Company completed all obligations under the ASR.  See “Item 8. Consolidated Financial Statements and Supplementary Data — Note 15 to the Consolidated Financial Statements — Common Stock Repurchases” in our 2002 Annual Report on Form 10-K, as filed with the SEC, for terms of the ASR agreement.

Additionally, during 2002, prior to the ASR agreement, the Company also repurchased 2.3 million shares of common stock, at an average price of $21.83 per share, for a total purchase price of $50.2 million in conjunction with the $50.0 million shares repurchase program authorized by the Board of Directors on March 21, 2002.

11. Obligations Under Guarantees

The Company provides guarantees related to financial and performance standby letters of credit issued to its clients to enhance their credit standing and enable them to complete a wide variety of business transactions.  Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment by a client to a third party (beneficiary).  Financial standby letters of credit are primarily used to support many types of domestic and international payments.  Performance standby letters of credit are issued to guarantee the performance of a client to a third party when certain specified future events have occurred.  Performance standby letters of credit are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices.  These standby letters of credit have fixed expiration dates and generally require a fee paid by a client at the time the Company issue the commitment.  Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period.

The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, we use a credit evaluation process and collateral requirements similar to those for loan commitments.  The Company’s standby letters of credit often are cash-secured by its clients.  The actual liquidity needs or the credit risk that the Company have experienced historically have been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

The table below summarizes at March 31, 2003 our standby letter of credits at the inception of the contract.  The maximum potential amount of future payments represents the amount that could be lost under the standby letter of credits if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires within	Expires after	Total amount	Maximum amount of
	one year	one year	outstanding	future payments
	(dollars in thousands)

Financial standby	$510,852	$90,435	$601,287	$601,287
Performance standby	4,091	599	4,690	4,690
Total	$514,943	$91,034	$605,977	$605,977

At March 31, 2003, the carrying amount of the liabilities related to financial and performance standby letters of credit was zero.  At March 31, 2003, cash collateral available to us to reimburse losses under financial and performance standby letters of credits was $319.6 million.

12. Subsequent Event

On April 17, 2003, the Company’s Board of Directors authorized a share repurchase program of up to $160.0 million.  As of the filing date of this document, the Company has not purchased common stock under this program.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Throughout the following management discussion and analysis when we refer to “Silicon Valley Bancshares,” or “we” or similar words, we intend to include Silicon Valley Bancshares and all of its subsidiaries collectively, including Silicon Valley Bank.  When we refer to “Silicon,” we are referring only to Silicon Valley Bancshares.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and supplementary data as presented in Part I - Item 1 of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

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
(5)	Descriptions of assumptions underlying or relating to any of the foregoing

In this report, we make forward-looking statements discussing our management’s expectations about:

(1)	Future investment gains or losses from private equity and venture capital fund investments
(2)	Future market conditions and impairment charges on investments
(3)	Future credit losses due to nonperformance of other parties
(4)	Future changes in allowance for loan losses balance
(5)	Future revenues of Alliant Partners
(6)	Future changes in our average loan balances and their impact on our net interest margin
(7)	Future changes in short-term interest rates and their impact on our earnings
(8)	Future changes in private label investment product balances due to transferring of private label investment operations from Silicon Valley Bank to its wholly-owned broker-dealer subsidiary
(9)	Future nonperforming loans
(10)	Future funds generated through earnings and their impact on liquidity
(11)	Future common stock repurchases; and
(12)	Future changes in trust preferred securities distributions expense due to changes in hedging interest rates

You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or the negative of such words, or comparable terminology.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs, as well as our assumptions, such expectations may prove to be incorrect.  Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements.

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the text under the caption “Risk Factors” included in Item 7A of our annual report on Form 10-K as filed with the Securities and Exchange Commission (SEC) on March 5, 2003.  We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis.  All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements included in this filing are made only as of the date of this filing.  We do not intend, and undertake no obligation, to update these forward-looking statements.

Certain reclassifications have been made to prior years results to conform with 2003 presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Critical Accounting Policies

Marketable Equity Securities

Investments in marketable equity securities include warrants for shares of publicly-traded companies and investments in shares of publicly-traded companies.  Equity securities in our warrant, direct equity, and venture capital fund portfolios generally become marketable when a portfolio company completes an initial public offering on a publicly-reported market, or is acquired by a publicly-traded company.  Our merchant banking marketable warrant and equity securities totaled $0.1 million at March 31, 2003 and $0.8 million at December 31, 2002.  Marketable equity securities related to Taurus, L.P. and Libra, L.P. totaled approximately $6.8 million, see “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 2 to the interim Consolidated Financial Statements — Business Combinations.”  These instruments are classified as available-for-sale and are accounted for at fair value.  We recognized gains from the disposition of client warrants in our consolidated statements of income of $2.0 million for the three months ended March 31, 2003, and $0.1 million for the three months ended March 31, 2002.

Unrealized gains or losses on warrant and equity investment securities are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.”

1.         Unrealized gains or losses after applicable taxes on available-for-sale marketable equity securities that result from initial public offerings are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.  We are often contractually restricted from selling equity securities subsequent to a portfolio company’s initial public offering.  Gains or losses on these marketable equity instruments are recorded in our consolidated statements of income in the period the underlying securities are sold to a third party.

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

Notwithstanding the foregoing, a decline in the fair value of any of these securities that is considered other than temporary is recorded in our consolidated statements of income in the period the impairment occurs.  Further, the cost basis of the underlying security is written down to fair value as a new cost basis.

We consider our marketable equity securities accounting policies to be critical, as the timing and amount of income, if any, from these instruments typically depend upon factors beyond our control.  These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, fluctuations in the market prices of the underlying common stock of these companies, and legal and contractual restrictions on our ability to sell the underlying securities.  Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount of $0.1 million and are likely to vary materially from period to period.

Non-Marketable Equity Securities

We invest in non-marketable equity securities in several ways:

•                  Through the exercise of warrants obtained in the normal course of lending

•                  By direct purchases of preferred or common stock in privately held companies

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

Private Equity and Venture
Capital Fund Investments

Wholly-Owned by Silicon	Cost Basis Less Identified Impairment, If Any

Owned by Silicon Valley BancVentures, L.P.	Investment Accounting, Adjust To Fair Value
and SVB Strategic Investors Fund, L.P.	On A Quarterly Basis Through The Statement
Of Income

Non-marketable venture capital fund investments and other direct private equity investments wholly-owned by Silicon totaled $31.3 million at March 31, 2003 and $31.6 million at December 31, 2002 (excluding our ownership interest in our managed funds, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., which are described below.)  We record these investments on a cost basis as our interests are considered minor because we own less than 5% of the company and have no influence over the companys’ operating and financial policies.  Our cost basis in each investment is reduced by returns until the cost basis of the individual investment is fully recovered.  Returns in excess of the cost basis are recorded as investment gains in noninterest income.

The values of the non-marketable venture capital fund investments and other direct private equity investments are reviewed at least quarterly, giving consideration to the facts and circumstances of each individual investment.  Management’s review of these equity investments typically includes the relevant market conditions, offering prices, operating results, financial conditions, and exit strategies.  A decline in the fair value that is considered other than temporary is recorded in our consolidated statements of income in the period the impairment occurs.  Any estimated loss is recorded in noninterest income as investment losses.

Investments held by Silicon Valley BancVentures, L.P. totaled $9.9 million at March 31, 2003 and $10.0 million at December 31, 2002 and are recorded at fair value using investment accounting rules.  The investments consist of stock in private companies that are not traded on a public market and are subject to restrictions on resale.  These investments are carried at estimated fair value as determined by the general partner, Silicon Valley BancVentures, Inc.  The valuation generally remains at cost until such time that there is significant evidence of a change in values based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information.  Silicon Valley BancVentures, Inc. is owned and controlled by Silicon and has an ownership interest of 10.7% in Silicon Valley BancVentures, L.P.  Therefore, Silicon Valley BancVentures, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated statements of income.  The portion of any gains or losses belonging to the limited partners is reflected in minority interest and adjusts Silicon’s income to its percentage ownership.

The SVB Strategic Investors Fund, L.P. portfolio consists primarily of investments in venture capital funds.  These funds totaled $20.9 million at March 31, 2003 and $22.1 million at December 31, 2002, and are recorded at fair value using investment accounting rules.  The carrying value of the investments is determined by the general partner, SVB Strategic Investors,

LLC, based on the percentage of SVB Strategic Investors Fund, L.P.’s interest in the total fair market value as provided by each venture capital fund investment.  SVB Strategic Investors, LLC generally utilizes the fair values assigned to the underlying portfolio investments by the management of the venture capital funds.  The estimated fair value of the investments is determined after giving consideration to the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information.  SVB Strategic Investors, LLC, is owned and controlled by Silicon and has an ownership interest of 11.1% in SVB Strategic Investors Fund, L.P.  Therefore, SVB Strategic Investors Fund, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in our consolidated statements of income.  The limited partner’s share of any gains or losses is reflected in minority interest and adjusts Silicon’s income to its percentage ownership.

Please refer to “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 4 to the Consolidated Financial Statements — Investments,” for the carrying value of our non-marketable venture capital and other private equity investments for the three months ended March 31, 2003.

We consider our non-marketable equity securities accounting policies to be critical, as the timing and amount of gain or losses, if any, from these instruments depend upon factors beyond our control.  These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities.  Therefore, we cannot predict future gains or losses with any degree of accuracy and any gains or losses are likely to vary materially from period to period.  In addition, the valuation of non-marketable equity securities included in our financial statements at March 31, 2003 represents our best interpretation of the underlying equity securities performance at this time.  Because of the inherent uncertainty of valuations, the estimated values of these securities may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future.

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

We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses.  On a quarterly basis, each loan in our portfolio is assigned a credit risk-rating.  Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off.  This credit risk-rating evaluation process includes, but is not limited to, consideration of factors such as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions.  Our policies require a committee of senior management to review credit relationships that exceed specific dollar values, at least quarterly.  Our review process evaluates the appropriateness of the credit risk rating and allocation of allowance for loan losses, as well as other account management functions.  In addition, our management receives and approves an analysis for all impaired loans, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.”  The allowance for loan losses is calculated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan, or for individual impaired loans as determined by SFAS No. 114.

Our evaluation process was designed to determine the adequacy of the allowance for loan losses.  We assess the risk of losses inherent in the loan portfolio by utilizing modeling techniques.  For this purpose, we have developed a statistical model based on historical loan loss migration to estimate an appropriate allowance for outstanding loan balances.  In addition, we apply macro allocations to the results of the aforementioned model to ascertain the total allowance for loan losses.  While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses, relies, to a great extent, on the judgment and experience of our management.

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

We analyze the historical loan loss migration trend by compiling gross loan loss data and by credit risk rating for the four-quarter period preceding the current period end.  Each of the loans charged-off over the four-quarter period is assigned a credit risk rating at the end of each of the preceding quarters.  On a quarter-by-quarter basis, the model calculates charged-off loans as a percentage of current period end loans by credit risk-rating category.  These percentages are weighted, based on the age of the data, and are aggregated to estimate our loan loss factors.  These expected loan loss factors are ultimately applied to the current period end aggregate outstanding loan balances to provide an estimation of the allowance for loan losses.

Macro Allocations

Additionally, we apply a contingent allocation to the results of this model.  Our contingent allocation acknowledges that unfunded credit obligations can result in future losses.  Unfunded credit obligations at each quarter end are allocated to credit risk-rating categories in accordance with the client’s credit risk-rating.  We provide for the risk of loss on unfunded credit obligations by allocating fixed credit risk-rating factors to our unfunded credit obligations.

A macro allocation is calculated each quarter based upon an assessment of the risks that may lead to a loan loss experience different from our historical results.  These risks are aggregated to become our macro allocation.  Based on management’s prediction or estimates of changing risks in the lending environment, the macro allocation may vary significantly from period to period and includes but is not limited to consideration of the following factors:

(1)	Changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices
(2)	Changes and development in national and local economic business conditions, including the market and economic condition of our clients’ industry sectors
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

In addition to risk-rating every loan in our portfolio, our management concluded that our allowance for loan and lease losses at March 31, 2003 was appropriate in consideration of the following factors:

(1)	The past due and nonaccrual loans are performing at satisfactory levels
(2)	A decreased risk of loan losses resulting from client instigated corporate fraud, due to the enforcement of recent government corporate governance regulations
(3)	An increase of $17.2 million in our average loan balance between December 31, 2002 and March 31, 2003
(4)	A continued weakness in the U.S. economy
(5)	A declining venture capital fund investment into our clients in our core industry sectors

We consider our allowance for loan losses at March 31, 2003 to be adequate but not excessive and to be our best estimate using the historical loan loss experience and our perception of variables potentially leading to deviation from the historical loss experience.  However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Goodwill

As discussed in “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 1 to the Consolidated Financial Statements — Significant Accounting Policies,” we adopted the provisions of Statement of Financial Accounting Standard No. 142 (“SFAS No.142”), “Goodwill and Other Intangible Assets” on January 1, 2002.  Under this standard, we are required to test intangible assets identified as having an indefinite useful life for impairment in accordance with the provisions of SFAS No. 142 each year.

In testing for a potential impairment of goodwill, SFAS 142 requires us to: (1) allocate goodwill to the reporting units to which the acquired goodwill relates, (2) estimate the fair value of those reporting units to which goodwill relates, and (3) determine the carrying value (book value) of those reporting units.  Furthermore, if the estimated fair value is less than the carrying value for a particular reporting unit, then we are required to estimate the fair value of all identifiable assets and liabilities of the reporting unit in a manner similar to a purchase price allocation for an acquired business.  Only after this process is completed is the amount of goodwill impairment determined.  Accordingly, the process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis.

Substantially all of our goodwill pertains to the acquisition of Alliant, discussed in “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 2 to the Consolidated Financial Statements — Business Combinations.”  In accordance with the provisions of SFAS No. 142, the goodwill balance was determined to be unamortizable.  We completed our initial test for goodwill impairment in July 2002.  Based on our best estimates, we have concluded that there is no impairment of our goodwill.  However, changes in these estimates could cause the businesses to be valued differently.  If Alliant does not meet projected operating results, then this analysis could potentially result in a non-cash goodwill impairment charge, depending on the estimated value of the Alliant business unit and the value of the other assets and liabilities attributed to the business.  We will perform the test of impairment in July 2003, and do not anticipate an impairment of goodwill.  At March 31, 2003, our goodwill totaled $100.6 million.

Earnings Summary

We reported net income of $10.4 million, or $0.26 per diluted share, for the first quarter of 2003, compared with net income of $13.4 million, or $0.29 per diluted share, for the first quarter of 2002.  The annualized return on average assets (ROA) was 1.1% in the first quarter of 2003 compared with 1.3% in the first quarter of 2002.  The annualized return on average equity (ROE) for the first quarter of 2003 was 7.3%, compared with 8.5% in the first quarter of 2002.

The decrease in net income for the first quarter of 2003, as compared with the first quarter of 2002, primarily resulted from a decline in net interest income combined with an increase in noninterest expense, partially offset by an increase in noninterest income and a decline in income tax expense.  The decrease in net interest income was primarily due to a 50 basis point decline in the average prime rate.  The major components of net income and changes in these components are summarized in the following table for the three months ended March 31, 2003 and 2002, and are discussed in more detail below.

	For the Three Months Ended March 31,
			2002 to 2003
(Dollars in thousands)	2003	2002	Increase (Decrease)

Net interest income	$47,978	$49,002	$(1,024)
Provision for loan losses	3,384	3,426	(42)
Noninterest income	17,446	16,901	545
Noninterest expense	50,108	43,318	6,790
Minority interest	3,479	1,840	1,639
Income before income taxes	15,411	20,999	(5,588)
Income tax expense	4,993	7,639	(2,646)
Net income	$10,418	$13,360	$(2,942)

Net Interest Income and Margin

Net interest income is defined as the difference between interest earned, primarily on loans, investment securities, federal funds sold, securities purchased under agreement to resell, and interest paid on funding sources, primarily deposits.  Net interest income is our principal source of revenue.  Net interest margin is defined as the amount of annualized net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets.  The average yield earned on interest-earning assets is the amount of annualized taxable-equivalent interest income expressed as a percentage of average interest-earning assets.  The average rate paid on funding sources is defined as annualized interest expense as a percentage of average interest-earning assets.

The following table sets forth average assets, liabilities, minority interest, stockholders’ equity, interest income, interest expense, average yields and rates, and the composition of our net interest margin for the three months ended March 31, 2003 and 2002, respectively.

	AVERAGE BALANCES, RATES AND YIELDS
	For the three months ended March 31,
	2003			2002
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Federal funds sold and securities purchased under agreement to resell (1)	$248,384	$830	1.4%	$55,709	$245	1.8%
Investment securities:
Taxable	1,233,457	10,377	3.4	1,631,706	13,850	3.4
Non-taxable (2)	144,727	2,455	6.9	234,865	3,023	5.2
Loans:
Commercial	1,547,717	34,241	9.0	1,435,717	34,699	9.8
Real estate construction and term	100,879	1,437	5.8	102,720	1,913	7.6
Consumer and other	207,899	2,158	4.2	135,555	1,713	5.1
Total loans	1,856,495	37,836	8.3	1,673,992	38,325	9.3
Total interest-earning assets	3,483,063	51,498	6.0	3,596,272	55,443	6.3

Cash and due from banks	185,405			210,467
Allowance for loan losses	(73,094)			(74,393)
Goodwill	100,571			96,399
Other assets	198,616			186,916
Total assets	$3,894,561			$4,015,661

Funding sources:
Interest-bearing liabilities:
NOW deposits	$22,214	25	0.5	$45,449	84	0.7
Regular money market deposits	306,882	456	0.6	341,150	834	1.0
Bonus money market deposits	609,104	903	0.6	641,365	1,576	1.0
Time deposits	558,558	1,067	0.8	673,730	2,404	1.4
Short-term borrowings	9,153	69	3.1	43,453	275	2.6
Long-term debt	17,451	141	3.3	25,762	210	3.3
Total interest-bearing liabilities	1,523,362	2,661	0.7	1,770,909	5,383	1.2
Portion of noninterest-bearing funding sources	1,959,701			1,825,363
Total funding sources	3,483,063	2,661	0.3	3,596,272	5,383	0.6

Noninterest-bearing funding sources:
Demand deposits	1,662,936			1,507,440
Other liabilities	57,767			34,712
Trust preferred securities (3)	38,701			38,643
Minority interest	36,516			27,910
Stockholders’ equity	575,279			636,047
Portion used to fund interest-earning assets	(1,959,701)			(1,825,363)
Total liabilities, minority interest, and stockholders’ equity	$3,894,561			$4,015,661

Net interest income and margin		$48,837	5.7%		$50,060	5.6%

Total deposits	$3,159,694			$3,209,134

(1)    Includes average interest-bearing deposits in other financial institutions of $1,311 and $2,463 for the three months ended March 31, 2003 and 2002, respectively.

(2)    Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2003 and 2002.  The tax equivalent adjustments were $859 and $1,058 for the three months ended March 31, 2003 and 2002, respectively.

(3)    The 8.25% annual distribution to SVB Capital I, which is a special-purpose trust formed for the purpose of issuing the trust preferred securities, is recorded as a component of noninterest expense.

Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as “volume change.”  Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.”  The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities.  The table also reflects the amount of simultaneous change attributable to both volumes and rates for the periods indicated.  For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.  Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2003 and 2002.

	2003 Compared to 2002
	Three Months Ended March 31,
	(Decrease) Increase
	Due to Change in
(Dollars in thousands)	Volume	Rate	Total

Interest income:
Federal funds sold and securitiespurchased under agreement to resell	$657	$(72)	$585
Investment securities	(4,713)	672	(4,041)
Loans	3,950	(4,439)	(489)
Decrease in interest income	(106)	(3,839)	(3,945)
Interest expense:
NOW deposits	(33)	(26)	(59)
Regular money market deposits	(77)	(301)	(378)
Bonus money market deposits	(76)	(597)	(673)
Time deposits	(360)	(977)	(1,337)
Short-term borrowings	(250)	44	(206)
Long-term debt	(67)	(2)	(69)
Decrease in interest expense	(863)	(1,859)	(2,722)
Increase (decrease) in net interest income	$757	$(1,980)	$(1,223)

Net interest income, on a fully taxable-equivalent basis, totaled $48.8 million for the first quarter of 2003, a decrease of $1.2 million, or 2.4%, from the $50.1 million total for the first quarter of 2002.  The decrease in net interest income for the first quarter of 2003 was due to a $3.9 million, or 7.1%, decrease in interest income, offset by a $2.7 million, or 50.6%, decrease in interest expense over the first quarter of 2002.

We have implemented numerous measures to minimize the impact of the decline in market interest rates.  These measures included diversifying the product mix in the investment portfolio to higher-yielding, high-quality assets, reducing rates paid on interest-bearing deposits, and embedding minimum interest rate “floors” into client loan agreements.  We also increased the average expected life of investments in our portfolio by replacing some assets from lower-yielding short-term securities to higher-yielding longer-term securities, thereby taking advantage of the steeper interest rate curve.  Overall, the expected average life of portfolio investments was approximately 1.7 years at March 31, 2003.

The $3.9 million decrease in interest income for the first quarter of 2003, as compared to the first quarter of 2002, was primarily the result of a $3.8 million unfavorable rate variance.

Average loans increased $182.5 million, or 10.9%, in the 2003 first quarter as compared to the 2002 first quarter, resulting in a $4.0 million favorable volume variance.  We grew our total average loan portfolio to a record level for the fourth consecutive quarter, in part by refocusing on attracting middle-market and mature technology and life sciences clients, which we believe are currently under-served by competitors exiting these industry sectors.  We experienced loan growth across most of the industry sectors we served.  Nevertheless, new loans continue to be subject to our sound underwriting practices.  We expect loan growth to continue in the latter half of 2003, although at a slower pace than we experienced in 2002.  We expect further growth in our loan balances to bolster our net interest margin since it will shift lower yielding short-term, highly-liquid interest-earning assets, to loans with yields ranging from approximately 4.2% to 9.0%.

Average investment securities for the first quarter of 2003 decreased $488.4 million, or 26.2%, as compared to the 2002 first quarter, resulting in a $4.7 million unfavorable volume variance.  The decrease in average investment securities was primarily centered in U.S. agency securities, obligations of states and political subdivisions, and money market mutual funds, which collectively decreased $700.1 million.  These decreases were partially offset by a $300.4 million increase in mortgage-backed securities.  The decrease in average investment securities resulted from a shift in interest-earning assets to loans and federal funds sold.  Additionally, we repurchased approximately 7.5 million shares of common stock for approximately $142.3 million from the second quarter of 2002 through the first quarter of 2003, thus reducing our investable funds.

Average federal funds sold and securities purchased under agreement to resell in the first quarter of 2003 increased $192.7 million, or 345.9%, from the first quarter of 2002, resulting in a $0.7 million favorable volume variance.  We shifted funds from money market mutual funds to federal funds sold and securities purchased under agreement to resell, which provided comparatively higher yields in the 2003 first quarter.

Unfavorable rate variances associated with federal funds sold and securities purchased under agreement to resell and loans caused a $4.5 million decline in our interest income for the first quarter of 2003 as compared to the first quarter of 2002.  Short-term market interest rates decreased 50 basis points in November 2002.  Thus, we earned lower yields in the first quarter of 2003 on federal funds sold and securities purchased under agreements to resell.

In the first quarter of 2003, we incurred a $4.4 million unfavorable rate variance associated with our loan portfolio.  The average yield on loans in first quarter 2003 decreased 100 basis points to 8.3% from 9.3% in the prior year first quarter.  This was primarily due to two related factors.  First, the lower average prime rate reduced yields on floating rate loans, which represent approximately 81% of our total loan portfolio.  The weighted-average prime rate declined 50 basis points from 4.8% in the first quarter of 2002 to 4.3% in the first quarter of 2003. Second, our fixed-rate loans are priced by reference to U.S. Treasury securities.  During 2002, the treasury yield curve moved lower and flattened.  Thus, we earned lower yields in new, renewed, and refinanced fixed rate loans.  Active management of the investment portfolio assets resulted in a higher yield in investment securities primarily due to a shift in investments to mortgage-backed securities.  Many elements of our interest-earning assets are extremely interest rate sensitive, thus we expect that any increase in interest rates will be incremental to our earnings.

The yield on average interest-earning assets decreased 30 basis points in the first quarter of 2003 from the first quarter of 2002.  This decrease primarily resulted from a decline in market interest rates.

Total interest expense in the 2003 first quarter decreased $2.7 million from the first quarter of 2002.  This decrease was due to a favorable volume variance of $0.9 million combined with a favorable rate variance of $1.9 million.  The favorable rate variance primarily resulted from a reduction in the average rate paid on our time deposit product, from 1.4% in the first quarter 2002 to 0.8% in the first quarter of 2003.

The average cost of funds paid in the first quarter of 2003 was 0.3%, down from 0.6% paid in the first quarter of 2002.  The decrease in the average cost of funds was largely due to a decrease of 60 basis points in the average rate paid on our time deposit product.

Provision For Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Our provision for loan losses totaled $3.4 million for the first quarter of 2003, relatively unchanged from the first quarter of 2002. We incurred net charge-off of $3.9 million in the first quarter of 2003, as compared to $4.4 million in the first quarter of 2002.  See “Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
(Dollars in thousands)	2003	2002

Client investment fees	$6,332	$8,638
Corporate finance fees	4,144	2,962
Letter of credit and foreign exchange income	3,503	3,777
Deposit service charges	2,876	2,236
Disposition of client warrants	1,962	126
Investment losses	(4,705)	(2,597)
Other	3,334	1,759
Total noninterest income	$17,446	$16,901

Noninterest income increased $0.5 million to a total of $17.4 million in the first quarter of 2003, as compared to $16.9 million in the first quarter of 2002.  This increase was primarily due to an increase of $1.8 million in the disposition of client warrants and a $1.2 million increase in corporate finance fees, partially offset by a decrease of $2.3 million in client investment fees.  Client investment fees totaled $6.3 million for the three months ended March 31, 2003, a decrease of $2.3 million, or 26.7%, from $8.6 million in the first quarter of 2002.  We offer private label investment and sweep products to clients on which we earn fees ranging from 14 to 95 basis points on the average balance of these products.  At March 31, 2003, $8.1 billion in client funds were invested in private label investments and sweep products, including $6.2 billion in the mutual fund products compared to $8.9 billion and $7.1 billion for the first quarter of 2002, respectively.  The decrease in client investment fees was due to a shift of client funds from more profitable products to less profitable ones combined with a decline in our clients’ balances.

             In the third quarter of 2002, we completed a short-term initiative of transferring the private label investment operations from Silicon Valley Bank into a wholly-owned registered, broker-dealer subsidiary of Silicon Valley Bank.  In the first quarter of 2003, we formed a registered investment advisor unit to attract larger private-label client investment balances.  These actions will allow us to provide a more expansive and competitive array of investment products and service to our clients.  While the fees earned per dollar managed has been reduced, we expect to make up for the lower fees though greater volume.  We expect average client investment balances in the second quarter of 2003 to be slightly below the first quarter of 2003.  However, as we continue to re-align our sales effort, we expect private-label client investment balances to increase later this year.

Corporate finance fees generated by Alliant, our mergers and acquisitions subsidiary, totaled $4.1 million in the first quarter of 2003, an increase of $1.2 million, or 39.9%, from the $3.0 million earned in the 2002 first quarter.  The increased pace of merger and acquisition deal closings caused first quarter revenues to be the second highest since we acquired Alliant.  Due to the nature of the mergers and acquisitions industry, we expect Alliant revenues to continue to be volatile, but to exhibit a general upward trend over the long run.

Letter of credit fees, foreign exchange fees, and other trade finance income totaled $3.5 million in the first quarter of 2003, a decrease of $0.3 million, or 7.3%, from the $3.8 million earned in the first quarter of 2002.  The decrease in the first quarter of 2003 as compared to the 2002 first quarter was primarily due to lower volume of client exchange transactions, which resulted from the impact of recent global political events.

Deposit service charges totaled $2.9 million for the first quarter of 2003, an increase of $0.6 million, or 28.6% from the first quarter of 2002.  As we have expanded and enhanced our suite of fee-based financial (depository) services and client usage has increased, overall service fees have increased quarter over quarter.  Additionally, clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments we recognized as deposit service charges income.  Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate.  Clients received lower earnings credits in the first quarter of 2003 as compared with the first quarter of 2002 due to lower average client deposit balances and lower market interest rates.  As such, our clients had fewer credits to offset explicit deposit service charges.  Thus, we earned higher explicit deposit service charges in the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

Income from disposition of client warrants totaled $2.0 million in the first quarter of 2003, an increase of $1.8 million, or 1,457.1%, from the $0.1 million in the first quarter of 2002.  We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities.  The receipt of warrants does not change the loan pricing, covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming.  The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained.  The timing and amount of income from the disposition of client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment.  We therefore cannot predict the timing and amount of warrant related income with any degree of accuracy and it is likely to vary materially from period to period.

Investment losses totaled $4.7 million in the first quarter of 2003, an increase of $2.1 million, or 81.2%, as compared to the first quarter of 2002.  This increase was primarily related to the write-down of certain venture capital fund and direct equity investments.  Excluding the impact of minority interest, the net write-downs of our equity securities totaled $1.7 million in the first quarter of 2003 compared to $1.3 million in the first quarter of 2002.  The increase in investment losses primarily related to our share of losses recorded by venture capital funds in which we invested either directly or through our managed funds.  During the first quarter of 2003, venture capital funds recorded write-downs in connection with year-end procedures and we recorded our share of those write-downs.  We expect future equity write-downs to be of a smaller magnitude than those we experienced in the 2003 first quarter.

Other noninterest income largely consists of service-based fee income, which increased $1.6 million, or 89.5%, to $3.3 million in the first quarter of 2003 from $1.8 million in the first quarter of 2002.  The increase in other noninterest income was primarily due to an increase in merchant and corporate card fees.

Noninterest Expense

Noninterest expense in the first quarter of 2003 totaled $50.1 million, a $6.8 million, or 15.7%, increase from the $43.3 million incurred in the 2002 first quarter. We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio.  The efficiency ratio is calculated by dividing adjusted noninterest expense by adjusted revenues.  Noninterest expense is adjusted to exclude costs associated with investments in tax credit funds, minority interest, and retention and warrant incentive plans.  Revenues are adjusted to exclude income associated with minority interest, the disposition of client warrants, and gains or losses related to investment securities.  This ratio reflects the level of operating expense required to generate $1 of operating revenue.  Our efficiency ratio was 71.4% for the first quarter of 2003, compared to 62.0% for the first quarter of 2002.  The following table presents the detail of noninterest expense and the incremental contribution of each expense line item to our efficiency ratio:

	Three Months Ended March 31,
	2003		2002
		Percent of		Percent of
		Adjusted		Adjusted
(Dollars in thousands)	Amount	Revenues	Amount	Revenues

Compensation and benefits	$31,432	46.2%	$24,928	36.5%
Net occupancy	4,402	6.5	4,518	6.6
Professional services	3,439	5.1	3,036	4.4
Furniture and equipment	2,194	3.2	2,096	3.1
Business development and travel	1,616	2.4	2,123	3.1
Correspondent bank fees	1,040	1.5	707	1.0
Telephone	778	1.1	901	1.3
Postage and supplies	584	0.9	783	1.1
Trust preferred securities distributions	281	0.4	825	1.2
Other	3,369	4.9	2,952	4.5
Expenses incurred by minority interests	(532)	(0.8)	(537)	(0.8)
Total, excluding cost of, tax credit funds amortization, minority interest, and retention and warrant incentive plans	48,603	71.4%	42,332	62.0%
Tax credit funds amortization	715		449
Expenses incurred by minority interests	532		537
Retention and warrant incentive plans	258		—
Total noninterest expense	$50,108		$43,318

Compensation and benefits expenses totaled $31.4 million in the first quarter of 2003, a $6.5 million, or 26.1%, increase from the $24.9 million incurred in the first quarter of 2002. Compensation and benefits expenses increased in the first quarter of 2003 over the 2002 first quarter due to the following factors: incentive compensation accruals increased by $3.9 million, salaries increased by $2.2 million primarily due to severance related costs, and average full-time equivalent (FTE) personnel we employed increased.  FTE personnel was 985 at March 31, 2003, compared with 979 at March 31, 2002.  We are continuing with a strategic alignment of our business activities to control the number of FTE personnel we employ.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our board of directors, totaled $3.4 million in the first quarter of 2003, a $0.4 million, or 13.3% increase from the $3.0 million incurred in the first quarter of 2002.  The increase was due to a variety of professional services, and was not largely attributable to any particular business initiative.

Business development and travel expenses totaled $1.6 million in the first quarter of 2003, a decrease of $0.5 million, or 23.9%, compared to $2.1 million in the first quarter of 2002.  These decreases in business development and travel expenses were largely attributable to our efforts to control noninterest expense.

Correspondent bank fees totaled $1.0 million in the first quarter of 2003, an increase of $0.3 million, or 47.1%, compared to $0.7 million in the first quarter of 2002.  Many of our correspondent banks provide earnings credits to offset the bank fees we incur when using their services.  Earnings credits are generally calculated using average daily deposit balances, less a reserve requirement and a short-term market interest rate.  We received lower earnings credits in the first quarter of 2003 as compared with the first quarter of 2002, due to lower market interest rates and our maintaining lower average balances with our correspondent banks.  As a result, we had fewer earnings credits to offset bank fees we incurred.  Thus, we incurred higher recognizable bank fees in the first quarter of 2003 as compared with the first quarter of 2002.  Our management made the decision to lower the average balances with correspondent banks because our investment alternatives yielded a higher return than our earning credit rate.

Trust preferred securities distributions totaled $0.3 million for the three months ended March 31, 2003, a decrease of $0.5 million, or 65.9%, compared to $0.8 million in the comparable 2002 period.  The trust preferred securities, with an aggregate par value of $40.0 million, pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.  On June 3, 2002, we entered into a derivative agreement with a notional amount of $40.0 million.  The agreement hedges against the risk of changes in fair value associated with our $40.0 million, fixed rate, Trust Preferred Securities.  The terms of the agreement provide for quarterly receipt of 8.25% fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount.  The derivative agreement provided a $0.5 million decrease in trust preferred security distribution expense for the three months ended March 31, 2003.  The counterparty to the derivative agreement has the option to cancel the agreement in June 2003.  Should the derivative agreement be cancelled, we will evaluate whether additional hedging is warranted.  There is no assurance that a similar hedging opportunity will become available at that time.

Tax credit fund amortization expense totaled $0.7 million in the first quarter of 2003, an increase of $0.3 million or 59.2%, compared with $0.4 million in the first quarter of 2002.  This increase was due to an increase in tax credit fund investments made by us between the 2002 first quarter and the 2003 first quarter.

Other noninterest expense totaled $3.4 million for the three months ended March 31, 2003, an increase of $0.4 million, or 14.1%, compared to $3.0 million for the respective 2002 period.  The difference in other noninterest expense between the first quarter of 2003 as compared with the first quarter of 2002 was primarily due to a $0.6 million increase in non-recurring miscellaneous expenses.

Minority Interest

Minority interest primarily relating to our managed funds, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. totaled $3.5 million for the three months ended March 31, 2003, an increase of $1.6 million or 89.1%, compared to $1.8 million for the three months ended March 31, 2002.  Investment losses related to these managed funds are included in noninterest income.  Minority interest primarily represents investment losses attributable to the minority interest holders in these managed funds.

Income Taxes

Our effective tax rate was 32.4% for the three months ended March 31, 2003, compared with 36.4% for the three months ended March 31, 2002, respectively.  The change in rate was primarily due to an increase in items giving rise to permanent tax benefits.  In August 2002, we implemented a real estate investment trust (REIT), which provided $0.5 million in tax benefits during the first quarter of 2003.

Operating Segment Results

Commercial banking income before income tax expense decreased $4.9 million to a total of $13.3 million in the first quarter of 2003, compared to $18.3 million in the first quarter of 2002.

This decrease was primarily attributable to a decline in net interest income of $0.8 million and a decline in noninterest income of $1.3 million, and an increase of $3.3 million in noninterest expense.  The same factors that impacted consolidated net interest income and noninterest expense had similar effects on the commercial bank.  The provision for loan losses decreased by $0.5 million.  Unlike accounting principles generally accepted in the United States of America, our segment reporting includes actual net charge-offs in favor of provision expense in determining the commercial bank’s financial performance.  The decrease in provision for loan losses of $0.5 million is representative of lower net charge-offs in the first quarter of 2003 compared to the 2002 first quarter.  Noninterest income decreased primarily from a decline in client investment fees.  Contributing factors included a decrease of approximately $800 million in private label client investment and sweep product balances under management and a continued migration of the client investment mix towards less profitable products.

Merchant banking pretax income increased by $1.0 million to $1.1 million in the 2003 first quarter, from $0.1 million in the 2002 first quarter.  Merchant banking net interest income was affected by the same factors that impacted consolidated results.  However, a $35.0 million, or 64%, increase in average merchant banking loan balances between the 2003 first quarter and 2002 first quarter more than offset the adverse market interest rate environment. The combination of these factors resulted in a $0.6 million, or 21%, increase in net interest income.  Noninterest income increased $1.4 million from $0.1 million in the 2002 first quarter to $1.5 million in the first quarter of 2003.  Compared to the 2002 first quarter, an increased of $1.8 million in warrant income was partially offset by an increase of $0.5 million in net securities losses.  Noninterest expense increased between the first quarter of 2002 and the first quarter of 2003, consistent with the consolidated entity.

The Other column includes the remaining segments, Investment Banking, Private Banking, Other Business Services and includes all other activities not allocated to clients.  Our segment reporting is based on client data and is under continuous refinement.  As a result this column will be subject to large variations from period to period as our management reporting process evolves.  The $0.8 million decrease in net interest income and $2.5 million increase in noninterest expense are consistent with the factors and influences on the consolidated entity as discussed in the earnings summary.  The $0.4 million increase in noninterest income is primarily attributable to fees generated by Woodside Asset Management not present in the first quarter of 2002; and an increase of $1.2 million in fee income from Alliant Partners.

Financial Condition

Our total assets were $4.0 billion at March 31, 2003, a decrease of $195.1 million, or 4.7%, compared to $4.2 billion at December 31, 2002.  We experienced a shift in the composition of our assets as reflected by a decrease in cash and due from banks of $94.1 million and a decrease in investment securities of $244.1 million.  The aforementioned decreases were partially offset by a $150.5 million increase in federal funds sold and securities purchased under agreement to resell.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled $353.2 million at March 31, 2003, an increase of $150.5 million, or 74.3%, compared to the $202.7 million outstanding at December 31, 2002.  In the first quarter of 2003, yields on federal funds sold and securities purchased under agreement to resell became more attractive than yields on money market mutual funds.  Therefore, we shifted funds from money market mutual funds, which were included in our investment securities portfolio, to federal funds sold and securities purchased under agreement to resell in the 2003 first quarter.

Investment Securities

Investment securities totaled $1.3 billion at March 31, 2003, a decrease of $244.1 million, or 15.9%, from December 31, 2002.  The decrease was due to the aforementioned decline in money market mutual funds of $278.6 million and a decline in obligations of state and political subdivisions of $50.0 million.  These declines were partially offset by increases in mortgage-backed securities of $52.3 million and commercial paper of  $44.2 million.

Based on March 31, 2003 market valuations, we had potential pre-tax warrant gains totaling $0.1 million related to 10 companies.  We are restricted from exercising many of these warrants until later in 2003.  As of March 31, 2003, we held 1,859 warrants in 1,379 companies, and had made investments in 244 venture capital funds, and direct equity investments in 22 companies, many of which are private.  Additionally, we have made investments in 20 venture capital funds through our fund of funds, SVB Strategic Investors Fund, L.P., and made direct equity investments in 25 companies through our venture capital fund, Silicon Valley BancVentures, L.P.  See “Part 1. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”  Additionally, we are typically contractually precluded from taking steps to secure the current unrealized gains associated with many of these equity instruments.  Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

Loans

Loans, net of unearned income, at March 31, 2003, totaled $2.1 billion, relatively unchanged from the balance at December 31, 2002.  We continue to increase the number of client lending relationships in most of our technology, life science, and wine practices.  New loans continue to be subject to our sound underwriting practices.

Credit Quality and the Allowance for Loan Losses

For a description of the accounting policies related to the allowance for loan losses, see “Part 1. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

The allowance for loan losses totaled $70.0 million at March 31, 2003, a decrease of $0.5 million, or 0.7% compared to $70.5 million at December 31, 2002.

We incurred $8.7 million in gross loan charge-offs during the first quarter of 2003.  We realized $4.8 million in gross loan loss recoveries during the first quarter of 2003.  Gross loan charge-offs for the 2003 first quarter included four commercial credits totaling $5.7 million from our software, life science, and wine practices.  Our loan loss recoveries in the 2003 first quarter primarily related to five loans totaling $4.2 million.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

	March 31,	December 31,
(Dollars in thousands)	2003	2002
Nonperforming assets:
Nonaccrual loans	$19,124	$20,411
Total nonperforming assets	$19,124	$20,411

Nonperforming loans as a percentage of total gross loans	0.9%	1.0%
Nonperforming assets as a percentage of total assets	0.5%	0.5%

Allowance for loan losses:	$70,000	$70,500
As a percentage of total gross loans	3.4%	3.4%
As a percentage of nonaccrual loans	366.0%	345.4%
As a percentage of nonperforming loans	366.0%	345.4%

Nonperforming loans totaled $19.1 million, or 0.9% of total gross loans, at March 31, 2003, a decrease of $1.3 million, or 6.3%, from the December 31, 2002 total of $20.4 million, or 1.0% of total gross loans.  The decrease in non-performing loans reflects our strong credit quality at March 31, 2003.

In addition to the loans disclosed in the foregoing analysis, we have identified three loans totaling $16.4 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming.  We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Deposits

Total deposits were $3.3 billion at March 31, 2003, a decrease of $185.0 million, or 5.4%, from $3.4 billion at December 31, 2002.  A significant portion of the decrease in deposits during the first three months of 2003 was concentrated in our noninterest-bearing demand deposits and money market deposits, which decreased $122.2 million and $41.1 million, respectively.  This overall decrease was explained by a slowdown in the capital markets and venture capital fundings which has reduced our clients’ liquidity levels.

Stock Option Program

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests.  We consider our option program critical to our operations and productivity.  Our 1997 Equity Incentive Plan provides for the granting of incentive stock options to employees and nonstatutory stock options, stock appreciation rights, restricted stock purchase awards and stock bonuses (collectively “stock awards”) to employees, directors and consultants.  These grants entitle qualified parties to purchase shares of our common stock, through incentive stock options at a price not less than

100% and nonstatutory stock options at a price not less than 85%, in lieu of compensation, of the fair market value of the common stock on the date the option is granted.  Options may vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant.

Decisions regarding compensation of our executive officers, including those related to stock and stock options, are considered by our full board of directors, based upon the recommendations and analysis performed by the Compensation Committee, currently composed of members from our board of directors.  All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market.  See the “Report of the Compensation and Benefits Subcommittee of the Executive Committee of the Board on Executive Compensation” included in our proxy statement dated March 5, 2003, for further information concerning our policies and procedures regarding the use of stock options.

The following table describes the employee and executive option grants.

	Three months ended	Years Ended
	March 31,	December 31,
	2003	2002

Net (forfeitures) grants during the period as a % of outstanding shares	(0.4)%	2.8%
Grants to listed officers* during the period as a % of total options granted	0%	9.3%
Grants to listed officers* during the period as % of outstanding shares	0%	0.5%
Cumulative outstanding options held by listed officers* as % of total options outstanding	10.1%	9.8%

* See section “Executive Options” for listed officers, who are the five highest compensated members of our executive management team, as identified in the company’s proxy statement filed with the Securities & Exchange Commission on March 5, 2003.

During the first three months of 2003, 100% of the options we granted went to employees other than the top five officers.  During the first three months of 2003, we granted 89,900 options, 61,898 options were exercised and 193,305 options were forfeited resulting in a net decrease of 165,303 in the number of options outstanding.  The net decrease in options after exercises and forfeitures represented 0.4% of our total outstanding shares of 38,874,487 as of March 31, 2003.

For the first three months of this year, no options were granted to the five most highly compensated executive officers, 100% of the grants made were to employees.  Options granted to these executive officers will vary from quarter to quarter.

The following table is a summary of option activity as of March 31, 2003.

	Options Outstanding

	Number of	Average
	Shares	Exercise Price
Outstanding at December 31, 2002	6,234,638	$22.63
Granted	89,900	17.76
Exercised	(61,898)	8.94
Forfeited	(193,305)	27.16
Expired	—	—
Outstanding at March 31, 2003	6,069,335	$22.40

The following table is a summary of options available for future grant as of March 31, 2003.

	Shares Available
	For Grant	Average Price
Available at December 31, 2002	1,035,725
Options and Awards Granted	(201,149)	$17.38
Options Exercised	61,898	8.94
Options and Awards Forfeited	196,389	$26.81
Options and Awards Expired	—
Additional shares reserved	—
Available at March 31, 2003	1,030,965

The following table describes the in-the-money and out-of-the-money option information as of March 31, 2003.

	Exercisable		Unexercisable		Total

		Average		Average		Average
(Shares in millions)	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
In-the-Money	1,369,250	$10.91	721,209	$16.68	2,090,459	$12.90
Out-of-the-Money (1)	1,147,896	27.81	2,830,980	27.23	3,978,876	27.40
Total Options Outstanding	2,517,146	18.62	3,552,189	25.08	6,069,335	22.40

(1) Out of money options are those options with an exercise price equal to or above the closing price of $18.19 on March 31, 2003.

For additional information about our stock option plan for years 2000 through 2002, and the pro-forma earnings presentation as if we had expensed our stock options grants using the fair value method of accounting, please refer to our 2002 Annual Report to Stockholders on Form 10-K filed March 5, 2003 and “Part 1. Financial Information — Item 1. Notes to the interim Consolidated Financial Statements — Note 1 to the Consolidated Financial Statements — Summary of Significant Accounting Policies” of this Form 10-Q.

Market Information

The following table shows the high and low sales prices for our common stock for each quarterly period during the last two years, based on the daily closing price as reported by the Nasdaq National Market.

	2003		2002
Quarter	Low	High	Low	High
First	$15.75	$19.07	$21.17	$31.25

Executive Options:

The following table describes the options exercised during the first three months of 2003, and the remaining holdings of listed officers as of March 31, 2003.

			Number of Securities
			Underlying Unexercised		Values of Unexercised In-
	Shares		Options at End of Quarter		the-Money Option at End
	Acquired on	Value	Date		of Quarter Date (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Lauren Friedman	—	—	10,000	52,500	—	$11,200
Harry W. Kellogg, Jr.	—	—	106,250	66,250	$873,960	$16,800
James L. Kochman	—	—	—	—	—	—
Marc J. Verissimo	—	—	53,825	59,375	$272,682	$16,800
Kenneth P. Wilcox	—	—	132,500	132,500	$1,072,760	$33,600

(1) The dollar value of options does not represent actual realizable value to the optionee, but was computed by multiplying the number of shares by the closing market price of our common stock at March 31, 2003, less the number of shares times the closing market price of our common stock on the date grants were approved by our Board of Directors.  Market prices used were those quoted in the National Association of Securities Dealers Automated Quotation/National Market.

Equity Compensation Plan Information:

Plan category	Number of securities to be issued upon exercise of outstanding options	Average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column two)
Equity compensation plans approved by shareholders	6,069,335	$22.40	1,030,965
Equity compensation plans not approved by shareholders	n/a	n/a	n/a
TOTAL	6,069,335		1,030,965

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon and Silicon Valley Bank are in compliance with all regulatory capital guidelines.  Our primary sources of new capital include the issuance of trust preferred securities and common stock, as well as retained earnings.

We repurchased 1.9 million shares of common stock totaling $32.5 million during the first quarter of 2003, in conjunction with the $100.0 million share repurchase program authorized by the Board of Directors on September 16, 2002.

We repurchased 3.3 million shares of common stock, at an average price of $18.21 per share, for a total purchase price of $59.7 million during 2002, in conjunction with the $100.0 million share repurchase program authorized by the Board of Directors on September 16, 2002.  A large portion of the aforementioned common stock repurchases occurred on November 2002, when we entered into an accelerated stock repurchase (ASR) agreement.  Pursuant to the agreement, we purchased approximately 2.3 million shares from the counterparty for approximately $40.0 million.  In January 2003, we entered into a second ASR agreement for 1.7 million shares of common stock for $29.9 million.  The terms of this ASR arrangement are substantially the same as those in the first ASR agreement entered into in November 2002 with the exception of the size.  As of March 31, 2003, the Company completed all obligations under both ASRs.  See “Item 8. Consolidated Financial Statements and Supplementary Data — Note 15 to the Consolidated Financial Statements — Common Stock Repurchases” for terms of the ASR agreement.

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

Stockholders’ equity totaled $566.1 million at March 31, 2003, a decrease of $24.2 million, or 4.1%, from the $590.4 million balance at December 31, 2002.  This decrease was primarily due to the net decline of our additional paid-in capital of $30.3 million related to the aforementioned stock repurchases, offset by net income of $10.4 million.  We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of March 31, 2003.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future.  Our management engages in a periodic capital planning process in an effort to make effective use of the capital available to us.  The capital plan considers capital needs for the foreseeable future and allocates capital to both existing business activities and expected future business activities.  Expected future activities for which capital is set aside include potential product expansions and acquisitions of new business lines.  Once capital is allocated to both existing and future business needs, management determines if any excess capital is available.  If there is, management recommends to the board of directors action steps to use the excess capital.  In 2002, excess capital was used to repurchase shares.  In the future, excess capital may be used to continue repurchases or pay dividends.  As of March 31, 2003, there are no plans for payment of dividends.  Management expects to complete the $100.0 million repurchase program authorized in September 2002 in the second quarter of 2003.  On April 17, 2003, our board of directors authorized a share repurchase program of up to $160.0 million.  As of the filing date of this document, we have not purchased common stock under this program.

Both Silicon and Silicon Valley Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks.  The ratio is determined using Tier 1 capital divided by quarterly average total assets.  The guidelines require a minimum of 5.0% for a well capitalized depository institution.

Both Silicon Valley Bancshares and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of March 31, 2003, and December 31, 2002.  Capital ratios for Silicon Valley Bancshares are set forth below:

	March 31,	December 31,
	2003	2002
Silicon Valley Bancshares:
Total risk-based capital ratio	15.2%	16.0%
Tier 1 risk-based capital ratio	13.9%	14.8%
Tier 1 leverage ratio	13.1%	13.9%

The decrease in our total risk-based capital ratio and the Tier 1 risk-based capital ratio from December 31, 2002 to March 31, 2003 was primarily attributable to a decrease in Tier 1 capital.  This decrease was primarily due to the reduction of additional paid in capital, which resulted from our stock repurchase programs.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES

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

Our monitoring activities related to managing interest rate risk include both interest rate sensitivity gap analysis and the use of a simulation model.  While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time.  Accordingly, we combine the use of gap analysis with use of a simulation model that provides a dynamic assessment of interest rate sensitivity.  For further information see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2002 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2002.

Liquidity

Another important objective of asset/liability management is to manage liquidity.  The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand, to meet depositors’ needs, and to service other liabilities as they become due without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities.  Our ALCO provides oversight to the liquidity management process and recommends policy guidelines, subject, to board of directors’ approval, and courses of action to address our actual and projected liquidity needs.

The ability to attract a stable, low-cost base of deposits is our primary source of liquidity.  We continue to expand on opportunities to increase our liquidity.  We take steps to carefully manage our liquidity.  In the third quarter of 2002, we became a member of the Federal Home Loan Bank of San Francisco, thereby adding to our liquidity channels.  Other sources of liquidity available to us include federal funds purchased, reverse repurchase agreements, and other short-term borrowing arrangements.  Our liquidity requirements can also be met through the use of our portfolio of liquid assets.  Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of six months, and anticipated near-term cash flows from investments.

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%.  At March 31, 2003, the Bank’s ratio of liquid assets to total deposits was 44.5%.  This ratio is well in excess of our minimum policy guidelines and was higher than the comparable ratio of 43.7% as of December 31, 2002.  In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities.  As of March 31, 2003, we were in compliance with all of these policy measures.

On a stand-alone basis, Silicon’s primary source of liquidity is dividends from Silicon Valley Bank.  The ability of Silicon Valley Bank to pay dividends is subject to certain regulations descried in the Supervision and Regulation section of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 — EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) of the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this quarterly report, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our controls and other procedures designed to ensure the timely recording, processing, summarizing and reporting of information required to be disclosed by us in our periodic reports were effective.

Subsequent to the Evaluation Date, there were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at March 31, 2003, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of Delaware on May 18, 2001.
99.1

Certifications of the Chief Executive Officer and Chief Financial Officer of Silicon Valley Bancshares pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

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

SILICON VALLEY BANCSHARES

Date: May 13, 2003	/s/ Donal D. Delaney
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

Date: May 13, 2003	/s/ Kenneth P. Wilcox
Kenneth P. Wilcox

President and Chief Executive Officer

(Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

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

Date: May 13, 2003	/s/ Lauren Friedman
Lauren Friedman

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of Delaware on May 18, 2001.
99.1

Certifications of the Chief Executive Officer and Chief Financial Officer of Silicon Valley Bancshares pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.