Form 10-Q
period 2003-06-30
SILICON VALLEY BANCSHARES
filed 2003-08-14
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(408) 654-7400
Registrant’s telephone number, including area code:

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes ☒  No ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
                Yes ☒  No ☐

                At July 31, 2003, 34,512,616 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except par value)	2003	2002

Assets:
Cash and due from banks	$238,202	$239,927
Federal funds sold and securities purchased under agreement to resell	305,609	202,662
Investment securities	1,663,920	1,535,694
Loans, net of unearned income	1,964,800	2,086,080
Allowance for loan losses	(69,500)	(70,500)
Net loans	1,895,300	2,015,580
Premises and equipment	15,585	17,886
Goodwill	83,548	100,549
Accrued interest receivable and other assets	92,426	70,883
Total assets	$4,294,590	$4,183,181

Liabilities, minority interest, and stockholders’ equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,893,707	$1,892,125
NOW	55,164	21,531
Money market	1,029,987	933,255
Time	509,526	589,216
Total deposits	3,488,384	3,436,127
Short-term borrowings	9,264	9,127
Other liabilities	115,551	47,550
Long-term debt	163,057	17,397
Total liabilities	3,776,256	3,510,201

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	38,718	39,472
Minority interest	47,481	43,158
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 34,490,249 and 40,578,093 shares outstanding at June 30, 2003 and December 31, 2002, respectively	34	41
Additional paid-in capital	1,758	99,979
Retained earnings	419,999	476,610
Unearned compensation	(1,839)	(652)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	12,183	14,372
Total stockholders’ equity	432,135	590,350
Total liabilities, minority interest, and stockholders’ equity	$4,294,590	$4,183,181

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

 INTERIM CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Interest income:
Loans	$38,134	$39,652	$75,970	$77,977
Investment securities	10,143	13,468	22,116	29,283
Federal funds sold and securities purchased under agreement to resell	1,129	591	1,959	836
Total interest income	49,406	53,711	100,045	108,096
Interest expense:
Deposits	2,389	4,162	4,840	9,060
Other borrowings	317	476	527	961
Total interest expense	2,706	4,638	5,367	10,021
Net interest income	46,700	49,073	94,678	98,075
Provision for loan losses	1,162	(3,207)	4,546	219
Net interest income after provision for loan losses	45,538	52,280	90,132	97,856
Noninterest income:
Client investment fees	6,034	7,774	12,366	16,412
Corporate finance fees	4,641	4,424	8,785	7,386
Letter of credit and foreign exchange income	3,128	3,575	6,631	7,352
Deposit service charges	3,245	2,294	6,121	4,530
Disposition of client warrants	1,051	681	3,013	807
Credit card fees	988	239	2,034	348
Investment losses	(3,839)	(2,001)	(8,544)	(4,598)
Other	2,257	1,868	4,545	3,518
Total noninterest income	17,505	18,854	34,951	35,755
Noninterest expense:
Compensation and benefits	29,272	28,821	60,704	53,749
Impairment of goodwill	17,000	—	17,000	—
Net occupancy	4,103	6,433	8,505	10,951
Professional services	3,985	4,367	7,424	7,403
Furniture and equipment	2,710	1,571	4,904	3,667
Business development and travel	2,296	1,933	3,912	4,056
Data processing services	1,392	918	2,483	1,783
Correspondent bank fees	1,094	608	2,134	1,315
Telephone	857	701	1,635	1,602
Tax credit fund amortization	716	836	1,431	1,286
Postage and supplies	632	792	1,216	1,575
Trust preferred securities distributions	313	746	594	1,571
Other	2,833	1,292	5,369	3,378
Total noninterest expense	67,203	49,018	117,311	92,336
Minority interest	2,765	1,397	6,244	3,237
(Loss) income before income taxes	(1,395)	23,513	14,016	44,512
Income tax (benefit) expense	(819)	8,528	4,174	16,167
Net (loss) income	$(576)	$14,985	$9,842	$28,345
Net (loss) income per common share - basic	$(0.02)	$0.33	$0.26	$0.63
Net (loss) income per common share - diluted	$(0.02)	$0.32	$0.25	$0.61

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net (loss) income	$(576)	$14,985	$9,842	$28,345

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains (losses)	949	5,546	(73)	2,714
Reclassification adjustment for gains included in net income	(434)	(434)	(2,116)	(514)
Other comprehensive income (loss)	515	5,112	(2,189)	2,200
Comprehensive (loss) income	$(61)	$20,097	$7,653	$30,545

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
(Dollars in thousands)	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net income	$9,842	$28,345
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	17,000	—
Provision for loan losses	4,546	219
Minority interest	(6,244)	(3,237)
Depreciation and amortization	3,927	3,512
Net loss on available for sale securities	8,544	4,598
Net gains on disposition of client warrants	(3,013)	(807)
Changes in other assets and liabilities:
Decrease in accrued interest receivable	989	4,752
Deferred income tax benefits	(7,615)	(2,932)
(Increase) decrease in taxes receivable	(6,393)	12,578
Increase in accrued retention, warrant, and other incentive plans	4,403	4,081
Increase in investment payable	48,137	—
Other, net	8,173	5,731
Net cash provided by operating activities	82,296	56,840
Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	524,597	1,622,094
Proceeds from sales of investment securities	5,020,896	23,818
Purchases of investment securities	(5,685,395)	(1,273,114)
Net decrease (increase) in loans	107,552	(116,572)
Proceeds from recoveries of charged-off loans	7,854	18,195
Purchases of premises and equipment	(1,626)	(2,288)
Net cash (used) provided by investing activities	(26,122)	272,133
Cash flows from financing activities:
Net increase (decrease) in deposits	52,257	(387,798)
Proceeds from issuance of convertible notes and warrants, net of issuance costs and convertible note hedge	123,493	—
Proceeds from issuance of common stock	4,426	7,172
Repurchase of common stock	(148,969)	(8,281)
Capital contributions from minority interest participants	13,841	5,518
Net cash provided (used) by financing activities	45,048	(383,389)
Net increase (decrease) in cash and cash equivalents	101,222	(54,416)
Cash and cash equivalents at January 1,	442,589	440,532
Cash and cash equivalents at June 30,	$543,811	$386,116
Supplemental disclosures:
Interest paid	$5,509	$10,441
Income taxes paid	$14,327	$1,304

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

Descriptions of the significant accounting policies of the Company are included in Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K.  As of June 30, 2003, there have been no significant changes to these policies.

Nature of Operations

Silicon Valley Bancshares is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California.  The Bank serves more than 9,500 clients across the country, through its 27 regional offices.  The Bank has 11 offices throughout California and operates regional offices across the country, including Arizona, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington.  The Bank serves emerging growth and mature companies in the technology and life sciences markets, as well as the premium wine industry.  Substantially all of the assets, liabilities, and earnings of the Company relate to its investment in the Bank.  The Company offers its clients financial products and services including commercial, investment, merchant and private banking.  Merger, acquisition, and corporate partnering services are provided through its wholly-owned investment banking subsidiary, Alliant Partners (“Alliant”).

Consolidation

The interim Consolidated Financial Statements include the accounts of Silicon Valley Bancshares and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.  For a description of accounting policies related to consolidation, refer to Note 1 (Significant Accounting Policies — Consolidation) to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K.

Interim Consolidated Financial Statements

In the opinion of Management, the interim Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s consolidated financial position at June 30, 2003, the interim results of its operations for the three and six months ended June 30, 2003 and June 30, 2002 and interim cash flow for the six months ended June 30, 2003 and June 30, 2002. The December 31, 2002, Consolidated Balance Sheet was derived from audited financial statements.  Certain information and footnote disclosures, normally presented therein, and prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted from this report. The results of operations for the three and six months ended June 30, 2003, may not necessarily be indicative of the Company’s operating results for the full year.  The interim Consolidated

Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option.  SFAS No. 123 as amended by SFAS No. 148 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

A comparison of reported and pro-forma net income, including effects of expensing stock options, follows.

		For the three months ended		For the six months ended
		June 30,		June 30,
		2003	2002	2003	2002
		(Dollars in thousands, except per share amounts)

Net (loss) income, as reported		$(576)	$14,985	$9,842	$28,345
Add:	Stock-based compensation expense included in reported net income, net of tax	253	211	391	399
Less:	Total stock-based employee compensation expense determined under fair value based method, net of tax	(4,836)	(6,086)	(8,548)	(10,072)
Net (loss) income, pro-forma		$(5,159)	$9,110	$1,685	$18,672

Basic (loss) income per share:
As reported		$(0.02)	$0.33	$0.26	$0.63
Pro-forma		(0.14)	0.22	0.04	0.43
Diluted (loss) income per share:
As reported		(0.02)	0.32	0.25	0.61
Pro-forma		(0.13)	0.23	0.05	0.44

Obligation Under Guarantees

The Company provides guarantees related to financial and performance standby letters of credit.  The Company accounts for these guarantees in accordance with the provision of the Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The Company recognizes a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the guarantee is remote.  The Company recognizes a liability for the fair value of the guarantee at the inception of the contract.  See “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 10 to the Interim Consolidated Financial Statements — Obligation Under Guarantees.”

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE).”  It defined a VIE as a corporation, partnership, trust, or any other legal structure used for the business purpose that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  This interpretation will require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual return.  The interpretation states that if a VIE was acquired before February 1, 2003, the Company is required to disclose the impact of the VIE in its interim and annual financial statements beginning after June 15, 2003.  However, if it is reasonably possible that the Company will consolidate or disclose information about a VIE when this interpretation becomes effective, then the Company is required to disclose the nature, purpose, size, activities, and it’s maximum exposure to loss as a result of its investment with that VIE in its financial statements issued after January 31, 2003 regardless of the date on which the VIE was created.  As of June 30, 2003, the Company has identified one VIE which would require consolidation treatment if we continue to hold an ownership interest of greater than 50%.  This VIE is a real estate partnership, which invests in affordable housing projects and provides its investors federal and state income tax credits, and had $9.4 million in total assets and $4.6 million in total liabilities at June 30, 2003.  As of June 30, 2003, the Company committed approximately $5.1 million to this partnership of which $4.6 million had been funded.  This partnership was not consolidated in the Company’s financial statements at June 30, 2003.  The Company does not expect the consolidation of this partnership to have a significant impact on its results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and provide clarification on the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003.  This statement will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist.  The Company does not expect the adoption of SFAS No. 149 to have a material effect on the Company’s results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within the Statement’s scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity, or between the liabilities and equity sections of the statement of financial position.  SFAS No. 150 requires financial instruments issued in the form of shares that are mandatorily redeemable (or embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur) to be classified as liabilities.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.

As of June 30, 2003, the Company had $38.7 million in “Company Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures,” or Trust Preferred Securities (TPS) outstanding.  These securities are classified between the liability and equity sections of the Company’s Interim Consolidated Balance Sheets at June 30, 2003, and their related expense is classified as noninterest expense on the Company’s Interim Consolidated Statements of Income, under the heading “Trust preferred securities distributions,” for the three and six months ended June 30, 2003.  Adoption of SFAS No. 150 will result in a reclassification of TPS to the liabilities section of the Consolidated Balance Sheet and future

TPS distribution expense to be classified as interest expense on the Consolidated Statements of Income. Other than the aforementioned impact, SFAS No. 150 will not have a material impact on the Company’s results of operations or financial condition.

2.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2003 and 2002.

	For the			For the
	Three months ended June 30			Six months ended June 30
(Dollars and shares in thousands,	Net		Per Share	Net		Per Share
except per share amounts)	Income	Shares	Amount	Income	Shares	Amount

2003:
Basic EPS:
Income available to common stockholders	$(576)	36,735	$(0.02)	$9,842	37,909	$0.26
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,079	—	—	908	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$(576)	37,814	$(0.02)	$9,842	38,817	$0.25

2002:
Basic EPS:
Income available to common stockholders	$14,985	45,389	$0.33	$28,345	45,283	$0.63
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,586	—	—	1,489	—
Diluted EPS:
Income available to common stockholders plus assumed conversions	$14,985	46,975	$0.32	$28,345	46,772	$0.61

3.  Investment Securities

The detailed composition of the Company’s available-for-sale and non-marketable investment securities is presented as follows:

	June 30,	December 31,
(Dollars in thousands)	2003	2002

Available-for-sale securities, at fair value	$1,571,529	$1,444,231
Non-marketable investment securities:
Federal Reserve Bank stock and tax credit funds	25,241	25,649
Federal home loan bank stock	2,948	2,172
Venture capital fund investments (1)	47,842	46,822
Private equity investments (2)	16,360	16,820
Total investment securities	$1,663,920	$1,535,694

(1)          Non-marketable venture capital fund investments included $23.2 million and $22.1 million related to SVB Strategic Investors Fund, L.P., at June 30, 2003, and December 31, 2002, respectively.  The Company has a controlling ownership interest of 11.1% in the fund.  Excluding the minority interest owned portion of SVB Strategic Investors Fund, L.P., the Company had non-marketable venture capital fund investments of $27.2 million as of June 30, 2003, and December 31, 2002.

(2)        Non-marketable private equity investments included $10.3 million and $10.0 million related to Silicon Valley BancVentures, L.P., at June 30, 2003, and December 31, 2002, respectively.  The Company has a controlling ownership interest of 10.7% in the fund.  Excluding the minority interest owned portion of Silicon Valley BancVentures, L.P., the Company had non-marketable other private equity investments of $7.1 million and $7.9 million as of June 30, 2003, and December 31, 2002, respectively.

The following tables present the carrying value of our non-marketable venture capital and other private equity investments at and for the six months ended June 30, 2003.

	(As consolidated)

	Wholly-Owned Equity Investments		Managed Funds Activities

	Venture Capital Funds	Other Private Equity	Silicon Valley BancVentures, L.P.	SVB Strategic Investors Fund, L.P.	Total
	(Dollars in thousands)

Fund size	—	—	$56,100	$121,800*	$177,900
Commitments	$58,455	$15,168	16,631	101,277	191,531
Capital investment	37,915	15,168	16,631	36,350	106,064
Carrying value	24,670	6,038	10,322	23,172	64,202
Year-to-date net investment losses	(1,608)	(931)	(1,963)	(3,733)	(8,235)

	(Net of minority interest ownership of managed funds)

	Wholly-Owned Equity Investments		Managed Funds Activites

	Venture Capital Funds	Other Private Equity	Silicon Valley BancVentures, L.P.	SVB Strategic Investors Fund, L.P.	Total
	(Dollars in thousands)

Commitments	$58,455	$15,168	$6,000	$13,500*	$93,123
Capital investment	37,915	15,168	2,280	4,860	60,223
Carrying value	24,670	6,038	1,104	2,568	34,380
Year-to-date net investment losses	(1,608)	(931)	(210)	(414)	(3,163)
Year-to-date management fee revenue	—	—	541	499	1,040

*      Effective January 1, 2003, SVB Strategic Investors Fund, L.P. reduced the total capital that can be called from $135.3 million to $121.8 million as a result of the reductions in the size of the underlying venture capital fund investments.  Our committed capital that can be called was reduced from $15.0 million to $13.5 million.

4.  Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $12.6 million and $11.8 million, at June 30, 2003, and December 31, 2002, respectively, is presented in the following table:

	June 30,	December 31,
(Dollars in thousands)	2003	2002

Commercial	$1,674,702	$1,756,182
Real estate construction	52,940	43,178
Real estate term	55,770	56,190
Consumer and other	181,388	230,530
Total Loans	$1,964,800	$2,086,080

The activity in the allowance for loan losses for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2003	2002	2003	2002

Beginning balance	$70,000	$71,375	$70,500	$72,375
Provision for loan losses	1,162	(3,207)	4,546	219
Loans charged off	(4,696)	(8,157)	(13,400)	(14,789)
Recoveries	3,034	15,989	7,854	18,195
Ending balance	$69,500	$76,000	$69,500	$76,000

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $16.7 million and $19.2 million at June 30, 2003, and June 30, 2002, respectively.  Allocations of the allowance for loan losses specific to impaired loans totaled $8.7 million at June 30, 2003, and $7.4 million at June 30, 2002.  Average impaired loans for the second quarter of 2003 and 2002 totaled $18.9 million and $21.2 million, respectively.

5.  Goodwill

The goodwill balance at June 30, 2003 and December 31, 2002 was $83.5 million and $100.5 million, respectively.  Substantially all of the Company’s goodwill pertains to the acquisition of Alliant Partners (Investment Banking Subsidiary).

During the three months ended June 30, 2003, the Company recognized an impairment expense of $17.0 million related to goodwill.

SFAS No. 142, “Goodwill and Other Intangible Assets,” is the authoritative standard on the accounting for the impairment of goodwill.  SFAS No. 142 requires that the Company evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired.  The Company performed this analysis at the “reporting unit” level as defined in SFAS No. 142.  As discussed in our Annual Report on

Form 10-K for the fiscal year ended December 31, 2002, this analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.  As part of this analysis, SFAS No. 142 requires that the Company estimate the fair value of its reporting units and compare it with their carrying value.  If the estimated fair value of a reporting unit is less than the carrying value, then impairment is deemed to have occurred.  In estimating the fair value of the Alliant Partners reporting unit, the Company primarily used the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices for comparable companies).

The Company conducted its annual valuation analysis of the Alliant Partners reporting unit as of the end of the second quarter of 2003. The Company concluded at that time that it had an impairment of goodwill based on our market approach valuation and forecasted discounted cash flows for that reporting unit.  As required by SFAS No.142 in measuring the amount of goodwill impairment, the Company made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this allocation, the Company concluded that $17.0 million of the related goodwill was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarter of 2003. Thus the goodwill balance related to Alliant Partners was reduced from $98.6 million at December 31, 2002 to $81.6 million at June 30, 2003.

6.  Short-term Borrowings and Long-term Debt

The following table represents the outstanding short-term borrowings and long-term debt at June 30, 2003 and December 31, 2002:

		June 30,	December 31,
(Dollars in thousands)	Maturity	2003	2002

Short-term borrowings (1)	September 28, 2003	$9,264	$9,127
Long-term debt:
Long-term note payable (1)	September 28, 2004	8,984	8,844
Long-term note payable (1)	September 28, 2005	8,695	8,553
Convertible subordinated notes	June 15, 2008	145,378	—
Total long-term debt		$163,057	$17,397

(1)                      Relates to the acquisition of Alliant Partners and are payable to the former owners, who are now employed by the Company. These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.   Refer to Note 2 (Business Combinations) to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K.

On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-US persons pursuant to Regulation S under the Securities Act.  The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company.  Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds.  At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of our common stock.  The Company has agreed to file a shelf registration statement with respect to the resale of the notes and the common stock issuable upon the conversion of the notes with the SEC within 90 days from the issuance of the notes.  The fair value of the convertible subordinated notes at June 30, 2003 was $141.4 million, based on quoted market prices.  The Company intends to repay the principal of the notes in cash.  Please see “Part 2. Other Information — Item 2. Changes in Securities and Use of Proceeds” for additional discussion.

Concurrent with the issuance of the convertible notes, the Company entered into convertible note hedge and warrant transactions with respect to its common stock, with the objective of limiting its exposure to potential dilution from conversion of the notes.  The terms and conditions of the convertible note hedge are disclosed in  “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 7 to the Interim Consolidated Financial Statements — Derivative Financial Instruments.”  The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in Emerging Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Under the warrant agreement, Credit Suisse First Boston LLC (the Counterparty) may purchase up to approximately 4.4 million shares of the Company’s common stock at $52.34 per share, upon the occurrence of conversion events.  The warrant transaction will expire on June 15, 2008.

The Company currently has available federal funds and lines of credit facilities totaling $120.0 million, which were unused at June 30, 2003.

7.  Derivative Financial Instruments

On May 15, 2003, the Company entered into a convertible note hedge agreement (purchased call option) with Credit Suisse First Boston LLC (the Counterparty) with respect to its common stock to limit its exposure to potential dilution from conversion of the $150.0 million principal amount of zero coupon convertible notes.  For information on the Company’s $150.0 million principal amount of zero coupon convertible notes, please see “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 6 to the Interim Consolidated Financial Statements — Short-term Borrowings and Long-term Debt.”  Upon the occurrence of conversion events, the Company has the right to purchase up to approximately 4.4 million of its common stock from the Counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008.  The Company has the option to settle any amounts due under the convertible hedge either in cash or net shares of common stock.  At June 30, 2003, the cost of the convertible note hedge was included in stockholders’ equity in accordance with the guidance in Emerging Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Derivative instruments that the Company uses as a part of its interest rate risk management may include interest rate swaps, caps, and floors and forward contracts.  On June 3, 2002, the Company entered into a derivative agreement with a notional amount of $40.0 million.  The swap was called by the counterparty, Credit Suisse First Boston LLC, and accordingly was terminated effective June 23, 2003. The agreement hedged against the risk of changes in fair value associated with the Company’s $40.0 million, fixed rate, Trust Preferred Securities.  Changes in the fair value of the derivative agreement and the Trust Preferred Securities are primarily dependent on changes in market interest rates.

Because the swap met the criteria for the short cut treatment, the benefit or expense was recorded in the period incurred.  This derivative agreement provided a benefit of $0.4 million, and $1.0 million for the three and six months ended June 30, 2003 over the comparable prior year periods.  The termination of the swap will increase related distribution expense to $0.8 million per quarter. The terms of the derivative agreement provided for quarterly receipt of a fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount.  The derivative agreement mirrored the terms of the Trust Preferred Securities and, therefore, could be called and effectively terminated by the counter-party anytime after June 15, 2003, with a prior 40-day notification.  The Company assumed no ineffectiveness as the interest rate swap agreement met the short-cut method requirements under SFAS 133 for fair value hedges of debt instruments.  As a result, changes in the fair value of the derivative agreement were offset by changes in the fair value of the Trust Preferred Securities, and no net gain or loss was recognized in earnings.

For the Company’s Foreign Exchange Contracts and Foreign Currency Option Contracts, see the Company’s 2002 Annual Report on Form 10-K.

8.  Operating Segments

Prior to January 1, 2002, the Company operated as one segment.  On January 1, 2002, the Company reorganized into five lines of banking and financial services for management reporting: Commercial Banking, Merchant Banking, Investment Banking, Private Banking, and Other Business Services.  These operating segments are strategic units that offer different services to different clients.  They are managed separately because each segment appeals to different markets and, accordingly, requires different strategies.  The results of operating segments are based on the Company’s management reporting process, which assigns assets, liabilities, income, and expenses to the aforementioned operating segments.  This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting equivalent to generally accepted accounting principles.  The management reporting process measures the performance of operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  Changes in the management structure and/or the allocation process may (and have) result(ed) in changes in the Company’s allocation methodology as this process is under constant refinement.  In that case, results for prior periods would be (and have been) restated for comparability.  Results for the second quarter and first six months of 2002 have been restated to reflect changes in the Company’s allocation methodology.

As of June 30, 2003, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments are: Commercial Banking, which is the principal operating segment of the Company, Merchant Banking, Investment Banking, and the remaining segments.

Commercial Banking provides lending services, which include traditional term loans, commercial finance lending, and structured finance lending.  Commercial Banking’s cash management services unit provides deposit services, collection services, disbursement services, electronic funds transfers, and online banking through SVBeConnect.  Commercial Banking’s International services unit provides trade services, foreign exchange services, export trade finance, and international cash management.  Also, Commercial Banking provides investment and advisory services through the Silicon Valley Bank’s broker-dealer subsidiary, SVB Securities, which includes mutual funds, fixed income securities, and investment reporting and monitoring.  The lending, deposit, cash management, International, and investment banking services to venture capital firms are included in the Merchant Banking segment.

Merchant Banking makes private equity and venture capital fund investments, international alliances and manages two limited partnerships: a venture capital fund and a fund of funds.  Merchant Banking also provides the lending, deposit, cash management, International, and investment banking services to venture capital firms.

Investment Banking provides merger and acquisition and corporate partnering services through the Company’s broker-dealer subsidiary, Alliant Partners.

Other segments include Private Banking and Other Business Services.  Private Banking provides a wide array of loan, personal asset management, mortgage services, trust and estate planning tailored for high-net-worth individuals.  It also provides investment advisory services to these clients through the Company’s Woodside Asset Management, Inc., subsidiary.  The Other Business Services unit provides Web-based business services and professional services.  Client Exchange™ is the Company’s online bulletin board, resume, and assets exchange service.

The Company’s primary source of revenue is from net interest income.  Thus, the Company’s segments are reported below using net interest income.  The Company also evaluates performance based on noninterest income and noninterest expense goals, which are also presented as measures of segment profit and loss.  The Company does not allocate income taxes to the segments.

	Commercial	Merchant	Investment
	Banking	Banking	Banking	Other	Total
	(Dollars in thousands)

Second quarter of 2003
Net interest income	$38,055	$2,895	$14	$5,736	$46,700
Provision for loan losses (1)	1,469	—	—	(307)	1,162
Noninterest income (loss) (2)	13,453	690	4,641	(1,279)	17,505
Noninterest expense (3)	35,054	4,537	20,258	7,354	67,203
Minority interest	—	487	—	2,278	2,765
Income (loss) before income taxes	14,985	(465)	(15,603)	(312)	(1,395)

Total average loans	1,524,815	69,279	—	230,440	1,824,534
Total assets (4)	2,797,922	507,049	91,442	494,151	3,890,564
Total average deposits	2,499,871	483,430	—	154,027	3,137,328

Second quarter of 2002
Net interest income	$38,726	$2,710	$—	$7,637	$49,073
Provision for loan losses (1)	(7,935)	—	—	4,728	(3,207)
Noninterest income (loss) (2)	16,604	691	4,424	(2,865)	18,854
Noninterest expense (3)	36,050	3,270	2,954	6,744	49,018
Minority interest	—	528	—	869	1,397
Income (loss) before income taxes	27,215	659	1,470	(5,831)	23,513

Total average loans	1,485,670	60,673	—	178,971	1,725,314
Total assets (4)	2,811,180	503,530	102,049	436,776	3,853,535
Total average deposits	2,409,569	465,036	—	156,235	3,030,840

First six months of 2003
Net interest income	$76,805	$6,115	$27	$11,731	$94,678
Provision for loan losses (1)	5,355	—	—	(809)	4,546
Noninterest income (loss) (2)	27,697	2,178	8,785	(3,709)	34,951
Noninterest expense (3)	70,814	8,758	23,226	14,513	117,311
Minority interest	—	1,057	—	5,187	6,244
Income (loss) before income taxes	28,333	592	(14,414)	(495)	14,016

Total average loans	1,528,018	79,150	—	233,258	1,840,426
Total assets (4)	2,843,995	514,652	91,442	442,463	3,892,552
Total average deposits	2,514,429	485,413	—	148,608	3,148,450

First six months of 2002
Net interest income	$78,268	$5,370	$—	$14,437	$98,075
Provision for loan losses (1)	(3,595)	—	—	3,814	219
Noninterest income (loss) (2)	32,111	800	7,386	(4,542)	35,755
Noninterest expense (3)	68,497	6,471	5,278	12,090	92,336
Minority interest	—	1,036	—	2,201	3,237
Income (loss) before income taxes	45,477	735	2,108	(3,808)	44,512

Total average loans	1,475,462	57,426	—	166,906	1,699,794
Total assets (4)	2,882,524	495,186	102,049	454,391	3,934,150
Total average deposits	2,485,025	458,805	—	175,665	3,119,495

(1)          For operating segment reporting purposes, the Company reports net charge-offs as the provision for loan losses.  Thus, the Other column includes $(0.3) million and $(0.9) million for the three-month periods ended June 30, 2003 and June 30, 2002, respectively, and includes $(0.8) million and $3.8 million for the six-month periods ended June 30, 2003 and June 30, 2002, respectively, which represent the difference between net charge-offs and the provision for loan losses.

(2)          Noninterest income presented in the Merchant Banking column included warrant income of $1.1 million and $0.5  million, for the three months ended June 30, 2003 and June 30, 2002, respectively and $3.0 million and $0.6 million, for the six months ended June 30, 2003 and June 30, 2002, respectively.

(3)          Commercial Banking column included depreciation and amortization of $0.3 million and $0.3 million for the three months ended June 30, 2003 and June 30, 2002, and $0.7 million and $0.6 million for the six months ended June 30, 2003 and 2002.

(4)          Total assets for the Commercial Banking, Merchant Banking, and Other columns equals the greater of total loans or the sum of total deposits and total stockholders’ equity for each segment.  Total assets presented in the Investment Banking column included goodwill primarily related to the Alliant acquisition of $81.6 million and $98.6 million at June 30, 2003 and June 30, 2002, respectively.

9.  Common Stock Repurchase

$100.0 million share repurchase program authorized by the Board of Directors on September 16, 2002

From the inception through its termination on May 7, 2003, the Company repurchased 5.2 million shares of common stock totaling $94.3 million in conjunction with the $100.0 million share repurchase program.  In the second quarter of 2003, under this program, the Company purchased 0.1 million shares of common stock for $2.3 million.

$160.0 million share repurchase program authorized by the Board of Directors on May 7, 2003

On May 7, 2003, the Company’s board of directors authorized an additional stock repurchase program of up to $160.0 million.  This program became effective immediately and replaced previously announced stock repurchase programs. Under this program, the Company repurchased in aggregate 4.5 million shares of common stock totaling $113.4 million during the second quarter of 2003.  The Company purchased 1.3 million shares of common stock for approximately $33.4 million in conjunction with the convertible note offering.  During the second quarter of 2003, the Company entered into an accelerated stock repurchase agreement (ASR) for approximately 3.2 million shares at an initial price of $80.0 million.  The terms of this ASR are substantially the same as ASR agreements entered into in January 2003 and November 2002.  (See “Item 8. Consolidated Financial Statements and Supplementary Data — Note 15 to the Consolidated Financial Statements — Common Stock Repurchases” in our 2002 Annual Report on Form 10-K, for terms of the ASR.)

10. Obligations Under Guarantees

The Company provides guarantees related to financial and performance standby letters of credit issued to its clients to enhance their credit standing and enable them to complete a wide variety of business transactions.  Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment by a client to a third party (beneficiary).  Financial standby letters of credit are primarily used to support many types of domestic and international payments.  Performance standby letters of credit are issued to guarantee the performance of a client to a third party when certain specified future events have occurred.  Performance standby letters of credit are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices.  These standby letters of credit have fixed expiration dates and generally require a fee paid by a client at the time the Company issues the commitment.  Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period.

The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, we use a credit evaluation process and collateral requirements similar to those for loan commitments.  The Company’s standby letters of credit often are cash-secured by its clients.  The actual liquidity needs or the credit risk that the Company has experienced historically have been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

The table below summarizes at June 30, 2003 our standby letter of credits at the inception of the contract.  The maximum potential amount of future payments represents the amount that could be lost under the standby letter of credits if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires in one	Expires after	Total amount	Maximum amount of
	year or less	one year	outstanding	future payments
	(dollars in thousands)

Financial standby	$529,236	$69,493	$598,729	$598,729
Performance standby	4,697	729	5,426	5,426
Total	$533,933	$70,222	$604,155	$604,155

At June 30, 2003, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $2.2 million.  At June 30, 2003, cash collateral available to us to reimburse losses under financial and performance standby letters of credits was $293.4 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Throughout the following management discussion and analysis when we refer to “Silicon Valley Bancshares,” or “we” or similar words, we intend to include Silicon Valley Bancshares and all of its subsidiaries collectively, including Silicon Valley Bank.  When we refer to “Silicon,” we are referring only to Silicon Valley Bancshares

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and supplementary data as presented in Part I - Item 1 of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Our senior management have in the past and might in the future make forward-looking statements orally to analysts, investors, the media, and others.  Forward-looking statements are statements that are not historical facts.  Broadly speaking, forward-looking statements include:

(1)                      Projections of our revenues, income, earnings per share, cash flows, balance sheet, capital expenditures, capital structure or other financial items

(2)                      Descriptions of strategic initiatives, plans or objectives of our management for future operations, including pending acquisitions

(3)                      Descriptions of products, services, and industry sectors

(4)                      Forecasts of future economic performance

(5)                      Descriptions of assumptions underlying or relating to any of the foregoing

In this report, we make forward-looking statements discussing our management’s expectations about:

(1)                      Future gains or losses from private equity and venture capital fund investments

(2)                      Future market conditions and impairment charges on investments

(3)                      Future credit losses due to nonperformance of other parties

(4)                      Future changes in allowance for loan losses balance

(5)                      Future revenues of Alliant Partners

(6)                      Future impairment of goodwill

(7)                      Future changes in our average loan balances and their impact on our net interest margin

(8)                      Future net interest margin

(9)                      Future changes in private label investment product balances due to transferring of private label investment operations from Silicon Valley Bank to its wholly-owned broker-dealer subsidiary

(10)                Future nonperforming loans

(11)                Future Full Time Equivalent Employees

(12)                Future funds generated through earnings and their impact on our liquidity

(13)                Future common stock repurchases

(14)                Future changes in trust preferred securities distribution expense

(15)                Future expansiveness and competitiveness of array of investment products and services

(16)                Future write-downs of equity investments

(17)                Future growth of private label investment products and international services

(18)                Future growth of our client-lending relationships

(19)                Future tax benefits from our real estate investment trust

(20)                Future adequacy of our capital leverage ratios

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the text under the caption “Risk Factors” included in Item 7A of our 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.  We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis.  All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements included in this filing are made only as of the date of this filing.  We do not intend, and undertake no obligation, to update these forward-looking statements.

Certain reclassifications have been made to prior years results to conform with 2003 presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Critical Accounting Policies

Marketable Equity Securities

Investments in marketable equity securities include warrants for shares of publicly-traded companies and investments in shares of publicly-traded companies.  Equity securities in our warrant, direct equity, and venture capital fund portfolios generally become marketable when a portfolio company completes an initial public offering on a publicly-reported market, or is acquired by a publicly-traded company.  Our merchant banking marketable warrant and equity securities totaled $1.8 million at June 30, 2003 and $0.8 million at December 31, 2002.  Marketable equity securities relating to Taurus Growth Partners, L.P. and Libra Partners, L.P. totaled approximately $7.3 million.  Both Taurus Growth Partners, L.P. and Libra Partners, L.P., California limited partnerships, were formed to acquire, purchase, invest in, hold for investment, own, exchange, assign, sell or otherwise dispose of, trade in, lend, lease, mortgage, pledge and otherwise deal in securities and other investment vehicles, including without limitation, various equity and fixed income security instruments.  We have a controlling ownership interest of less than 1% in each of these funds.  These instruments are classified as available-for-sale and are accounted for at fair value.  We recognized gains from the disposition of client warrants in our consolidated statements of income of $1.1 million and $3.0 million for the three and six months ended June 30, 2003, and $0.7 million and $0.8 million for the respective periods ended June 30, 2002.

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

2.         Gains or losses on marketable warrant and equity investment securities that result from a portfolio company being acquired by a publicly-traded company are marked to market when the acquisition occurs.  The resulting gains or losses are recognized into income on that date, in accordance with Emerging Issues Task Force, Issue No. 91-5, “Nonmonetary Exchange of Cost-Method Investments.”  Further temporary fluctuations in the market value of these marketable equity instruments, prior to eventual sale, are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.  Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition price, are recognized in our consolidated statements of income.

Notwithstanding the foregoing, a decline in the fair value of any of these securities that is considered other than temporary is recorded in our consolidated statements of income in the period the impairment occurs.  The cost basis of the underlying security is written down to fair value as a new cost basis.

We consider our marketable equity securities accounting policies to be critical, as the timing and amount of income, if any, from these instruments typically depend upon factors beyond our control.  These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, fluctuations in the market prices of the underlying common stock of these companies, and legal and contractual restrictions on our ability to sell the underlying securities.  We are typically contractually precluded from taking steps to secure the current unrealized gains of $1.8 million associated with our warrant portfolio.  Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

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

Non-marketable venture capital fund investments and other direct private equity investments wholly-owned by Silicon totaled $30.7 million at June 30, 2003 and $31.6 million at December 31, 2002 (excluding our ownership interest in our managed funds, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., which are described below.)  We record these investments on a cost basis as our interests are considered minor because we own less than 5% of the company and have no influence over the companys’ operating and financial policies.  Our cost basis in each investment is reduced by returns until the cost basis of the individual investment is fully recovered.  Returns in excess of the cost basis are recorded as investment gains in noninterest income.

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

Investments held by Silicon Valley BancVentures, L.P. totaled $10.3 million at June 30, 2003 and $10.0 million at December 31, 2002 and are recorded at fair value using investment accounting rules.  The investments consist of stock in private companies that are not traded on a public market and are subject to restrictions on resale.  These investments are carried at estimated fair value as determined by the general partner, Silicon Valley BancVentures, Inc.  The valuation generally remains at cost until such time that there is significant evidence of a change in values based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. Silicon Valley BancVentures, Inc. is owned and controlled by Silicon and has an ownership interest of 10.7% in

Silicon Valley BancVentures, L.P.  Therefore, Silicon Valley BancVentures, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated statements of income.  The portion of any gains or losses belonging to the limited partners is reflected in minority interest and adjusts Silicon’s income to its percentage ownership.

The SVB Strategic Investors Fund, L.P. portfolio consists primarily of investments in venture capital funds.  These funds totaled $23.2 million at June 30, 2003 and $22.1 million at December 31, 2002, and are recorded at fair value using investment accounting rules.  The carrying value of the investments is determined by the general partner, SVB Strategic Investors, LLC, based on the percentage of SVB Strategic Investors Fund, L.P.’s interest in the total fair market value as provided by each venture capital fund investment.  SVB Strategic Investors, LLC generally utilizes the fair values assigned to the underlying portfolio investments by the management of the venture capital funds.  The estimated fair value of the investments is determined after giving consideration to the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information.  SVB Strategic Investors, LLC, is owned and controlled by Silicon and has an ownership interest of 11.1% in SVB Strategic Investors Fund, L.P.  Therefore, SVB Strategic Investors Fund, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in our consolidated statements of income.  The limited partner’s share of any gains or losses is reflected in minority interest and adjusts Silicon’s income to its percentage ownership.

Please refer to “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 3 to the Consolidated Financial Statements — Investments,” for the carrying value of our non-marketable venture capital and other private equity investments at June 30, 2003.

We consider our non-marketable equity securities accounting policies to be critical, as the timing and amount of gain or losses, if any, from these instruments depend upon factors beyond our control.  These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities.  Therefore, we cannot predict future gains or losses with any degree of accuracy and any gains or losses are likely to vary materially from period to period.  In addition, the valuation of non-marketable equity securities included in our financial statements at June 30, 2003 represents our best interpretation of the underlying equity securities performance at that time.  Because of the inherent uncertainty of valuations, the estimated values of these securities may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future.

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

We analyze the historical loan loss migration trend by compiling gross loan loss data and by credit risk rating for the four-quarter period preceding the current period end.  Each of the loans charged-off over the four-quarter period is assigned a credit risk rating at the end of each of the preceding quarters.  On a quarter-by-quarter basis, the model calculates charged-off loans as a percentage of current period-end loans by credit risk rating category.  These percentages are weighted, based on the age of the data, and are aggregated to estimate our loan loss factors.  These expected loan loss factors are ultimately applied to the current period end aggregate outstanding loan balances to provide an estimation of the allowance for loan losses.

Macro Allocations

Additionally, we apply a contingent allocation to the results of this model.  Our contingent allocation acknowledges that unfunded credit obligations can result in future losses.  Unfunded credit obligations at each quarter end are allocated to credit risk rating categories in accordance with the client’s credit risk-rating.  We provide for the risk of loss on unfunded credit obligations by allocating fixed credit risk-rating factors to our unfunded credit obligations.

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

In addition to risk-rating every loan in our portfolio, our management concluded that our allowance for loan and lease losses at June 30, 2003 was appropriate in consideration of the following factors:

(1)          The past due and nonaccrual loans are performing at satisfactory levels

(2)          A decreased risk of loan losses resulting from client instigated corporate fraud, due to the enforcement of recent government corporate governance regulations

(3)          An increase of $78.1 million in our year-to-date average loan balances between December 31, 2002 and June 30, 2003.

(4)          A continued weakness in the U.S. economy

(5)          Weakness in venture capital fund investment into our clients in our core industry sectors

We consider our allowance for loan losses at June 30, 2003 to be adequate but not excessive and to be our best estimate using the historical loan loss experience and our perception of variables potentially leading to deviation from the historical loss experience.  However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Goodwill

As discussed in Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K, we account for intangibles in accordance with the provisions of Statement of Financial Accounting Standard No. 142 (“SFAS No.142”), “Goodwill and Other Intangible Assets.”  Under this standard, we are required to test intangible assets identified as having an indefinite useful life for impairment on an annual basis. During the three months ended June 30, 2003, we recognized an impairment expense of $17.0 million related to goodwill.

SFAS No. 142, “Goodwill and Other Intangible Assets,” is the authoritative standard on the accounting for the impairment of goodwill.  SFAS No. 142 requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired. We performed this analysis at the “reporting unit” level as defined in SFAS No. 142. As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, this analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.  As part of this analysis, SFAS No. 142 requires that we estimate the fair value of our reporting units and compare it with their carrying value. If the estimated fair value of a reporting unit is less than the carrying value, then impairment is deemed to have occurred. In estimating the fair value of our reporting units, we primarily used the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the reporting unit) and the market approach (which estimates fair value based on market prices for comparable companies).

We conducted our annual valuation analysis of the Alliant Partners reporting unit as of the end of the second quarter of 2003. We concluded at that time that we had an impairment of goodwill based on our market approach valuation and forecasted discounted cash flows for that reporting unit.  As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting units. Based on this allocation, we concluded that $17.0 million of the related goodwill was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarter of 2003. Thus the goodwill balance related to Alliant Partners was reduced from $98.6 million at December 31, 2002 to $81.6 million at June 30, 2003.

If Alliant Partners does not meet the most recent projected revenues targets, or if certain key employees were to leave Alliant Partners, we could conclude that the value of the business has decreased and that goodwill relating to Alliant Partners has been further impaired. If we were to conclude that goodwill has been further impaired, that conclusion could result in a non-cash goodwill impairment charge to us, which would adversely affect our results of operations.

Earnings Summary

We reported net losses of $0.6 million, or $(0.02) per diluted common share, for the second quarter of 2003, compared with net income of $15.0 million, or $0.32 per diluted common share, for the second quarter of 2002.  Net income totaled $9.8 million, or $0.25 per diluted common share, for the six months ended June 30, 2003, versus $28.3 million or $0.61 per diluted common share, for the respective 2002 period.  The annualized return on average assets (ROA) was (0.1)% in the second quarter of 2003 compared with 1.6% in the second quarter of 2002.  The annualized return on average equity (ROE) for the second quarter of 2003 was (0.4)%, compared with 9.3% in the second quarter of 2002.  For the first six months of 2003, ROA was 0.5% and ROE was 3.6% versus 1.5% and 8.9%, respectively for the comparable prior year period.

The major components of net income and changes in these components are summarized in the following table, and are discussed in more detail below.

	For the Three Months		%	For the Six Months		%
	Ended June 30		Increase/	Ended June 30		Increase/
(Dollars in thousands)	2003	2002	(Decrease)	2003	2002	(Decrease)

Net interest income	$46,700	$49,073	(4.8% )	$94,678	$98,075	(3.5% )
Provision for loan losses	1,162	(3,207)	136.2	4,546	219	1,975.8
Noninterest income	17,505	18,854	(7.2)	34,951	35,755	(2.2)
Noninterest expense	67,203	49,018	37.1	117,311	92,336	27.0
Minority interest	2,765	1,397	97.9	6,244	3,237	92.9
(Loss) income before income taxes	(1,395)	23,513	(105.9)	14,016	44,512	(68.5)
Income tax (benefit) expense	(819)	8,528	(109.6)	4,174	16,167	(74.2)
Net (loss) income	$(576)	$14,985	(103.8% )	$9,842	$28,345	(65.3% )

A major reason for the decrease in net income for the second quarter and six months ended June 30, 2003 compared to the comparable 2002 periods was the $17.0 million impairment of goodwill recognized in the second quarter of 2003.  Please see “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 5 to the Consolidated Financial Statements — Goodwill” for further discussion.  Additionally, the decrease in net income for the second quarter of 2003 as compared with the second quarter of 2002, resulted from a decline in net interest income and an increase in provision for loan losses.  The decrease in net income for the six months ended June 30, 3003, as compared to the six months ended June 30, 2002, resulted primarily from the same factors, as well as an increase in other components of noninterest expense.

Net Interest Income and Margin

Net interest income is defined as the difference between interest earned, primarily on loans, investment securities, federal funds sold, and securities purchased under agreement to resell, and interest paid on funding sources, primarily deposits.  Net interest income is our principal source of revenue.  Net interest margin is defined as the amount of annualized net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets.  The average yield earned on interest-earning assets is the amount of annualized taxable-equivalent interest income expressed as a percentage of average interest-earning assets.  The average rate paid on funding sources is defined as annualized interest expense as a percentage of average interest-earning assets.

The following table sets forth average assets, liabilities, minority interest, stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2003 and 2002, respectively.

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended June 30,
	2003			2002
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Federal funds sold andsecurities purchased underagreement to resell (1)	$345,163	$1,129	1.3%	$122,718	$591	1.9%
Investment securities:
Taxable	1,151,524	8,557	3.0	1,438,209	11,752	3.3
Non-taxable (2)	143,506	2,440	6.8	172,165	2,640	6.2
Loans:
Commercial	1,528,983	34,557	9.1	1,477,767	35,983	9.8
Real estate construction and term	104,887	1,520	5.8	104,657	1,931	7.4
Consumer and other	190,664	2,057	4.3	142,890	1,738	4.9
Total loans	1,824,534	38,134	8.4	1,725,314	39,652	9.2
Total interest-earning assets	3,464,727	50,260	5.8	3,458,406	54,635	6.3

Cash and due from banks	193,709			185,545
Allowance for loan losses	(72,436)			(73,641)
Goodwill	100,386			97,365
Other assets	203,991			185,860
Total assets	$3,890,377			$3,853,535

Funding sources:
Interest-bearing liabilities:
NOW deposits	$26,897	31	0.5	$40,836	60	0.6
Regular money market deposits	277,872	424	0.6	289,130	713	1.0
Bonus money market deposits	634,365	946	0.6	611,219	1,528	1.0
Time deposits	522,807	989	0.8	608,726	1,861	1.2
Short-term borrowings	9,450	69	2.9	41,570	266	2.6
Long-term debt	84,716	247	1.2	25,975	210	3.2
Total interest-bearing liabilities	1,556,107	2,706	0.7	1,617,456	4,638	1.2
Portion of noninterest-bearing funding sources	1,908,620			1,840,950
Total funding sources	3,464,727	2,706	0.3	3,458,406	4,638	0.5

Noninterest-bearing funding sources:
Demand deposits	1,675,387			1,480,929
Other liabilities	74,569			39,305
Trust preferred securities (3)	38,708			38,657
Minority interest	31,821			27,821
Stockholders’ equity	513,785			649,367
Portion used to fund interest-earning assets	(1,908,620)			(1,840,950)
Total liabilities, minority interest and stockholders’ equity	$3,890,377			$3,853,535

Net interest income and margin		$47,554	5.5%		$49,997	5.8%

Total deposits	$3,137,328			$3,030,840

(1)    Includes average interest-bearing deposits in other financial institutions of $1,824 and $0 for the three months ended June 30, 2003 and 2002, respectively.

(2)    Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2003 and 2002.  The tax equivalent adjustments were $854 and $924 for the three months ended June 30, 2003 and 2002, respectively.

(3)    The 8.25% annual distribution to SVB Capital I, which is a special-purpose trust formed for the purpose of issuing the trust preferred securities, is recorded as a component of noninterest expense. See “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Recent Accounting Pronouncements.”

	AVERAGE BALANCES, RATES AND YIELDS For the six months ended June 30,
	2003			2002
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Federal funds sold and securities purchased under agreement to resell (1)	$297,041	$1,959	1.3%	$89,399	$836	1.9%
Investment securities:
Taxable	1,192,264	18,934	3.2	1,534,423	25,602	3.4
Non-taxable (2)	144,113	4,895	6.8	203,342	5,663	5.6
Loans:
Commercial	1,538,298	68,798	9.0	1,456,858	70,682	9.8
Real estate construction and term	102,894	2,957	5.8	103,693	3,844	7.5
Consumer and other	199,234	4,215	4.3	139,243	3,451	5.0
Total loans	1,840,426	75,970	8.3	1,699,794	77,977	9.3
Total interest-earning assets	3,473,844	101,758	5.9	3,526,958	110,078	6.3

Cash and due from banks	189,580			197,937
Allowance for loan losses	(72,763)			(74,015)
Goodwill	100,478			96,885
Other assets	201,319			186,385
Total assets	$3,892,458			$3,934,150

Funding sources:
Interest-bearing liabilities:
NOW deposits	$24,569	56	0.5	$43,130	144	0.7
Regular money market deposits	292,297	880	0.6	314,997	1,547	1.0
Bonus money market deposits	621,804	1,849	0.6	626,209	3,104	1.0
Time deposits	540,584	2,055	0.8	641,047	4,265	1.3
Short-term borrowings	9,302	138	3.0	42,506	542	2.6
Long-term debt	51,269	389	1.5	25,869	419	3.3
Total interest-bearing liabilities	1,539,825	5,367	0.7	1,693,758	10,021	1.2
Portion of noninterest-bearing funding sources	1,934,019			1,833,200
Total funding sources	3,473,844	5,367	0.3	3,526,958	10,021	0.6

Noninterest-bearing funding sources:
Demand deposits	1,669,196			1,494,112
Other liabilities	66,216			37,021
Trust preferred securities (3)	38,704			38,650
Minority interest	34,155			27,865
Stockholders’ equity	544,362			642,744
Portion used to fund interest-earning assets	(1,934,019)			(1,833,200)
Total liabilities, minority interest, and stockholders’ equity	$3,892,458			$3,934,150

Net interest income and margin		$96,391	5.6%		$100,057	5.7%

Total deposits	$3,148,450			$3,119,495

(1)    Includes average interest-bearing deposits in other financial institutions of $1,569 and $1,225 for the six months ended June 30, 2003 and 2002, respectively.

(2)    Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2003 and 2002.  The tax equivalent adjustments were $1,713 and $1,982 for the six months ended June 30, 2003 and 2002, respectively.

(3)    The 8.25% annual distribution to SVB Capital I, which is a special-purpose trust formed for the purpose of issuing the trust preferred securities, is recorded as a component of noninterest expense. See “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Recent Accounting Pronouncements.”

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

	2003 Compared to 2002
	Three Months Ended June 30,			Six Months Ended June 30,
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell	$779	$(241)	$538	$1,442	$(319)	$1,123
Investment securities	(2,665)	(730)	(3,395)	(7,152)	(284)	(7,436)
Loans	2,200	(3,718)	(1,518)	6,368	(8,375)	(2,007)
Increase (decrease) in interest income	314	(4,689)	(4,375)	658	(8,978)	(8,320)

Interest expense:
NOW deposits	(18)	(11)	(29)	(49)	(39)	(88)
Regular money market deposits	(27)	(262)	(289)	(103)	(564)	(667)
Bonus money market deposits	56	(638)	(582)	(22)	(1,233)	(1,255)
Time deposits	(236)	(636)	(872)	(611)	(1,599)	(2,210)
Short-term borrowings	(230)	33	(197)	(476)	72	(404)
Long-term debt	238	(201)	37	274	(304)	(30)
Decrease in interest expense	(217)	(1,715)	(1,932)	(987)	(3,667)	(4,654)
Increase (decrease) in net interest income	$531	$(2,974)	$(2,443)	$1,645	$(5,311)	$(3,666)

Quarter ended June 30, 2003 compared to Quarter ended June 30, 2002

The decrease in net interest income for the second quarter of 2003 was due to a $4.4 million, or 8.0%, decrease in interest income, offset by a $1.9 million, or 41.7%, decrease in interest expense over the second quarter of 2002.

We have implemented numerous measures to minimize the impact of the decline in market interest rates.  These measures included diversifying the product mix in the investment portfolio to higher-yielding, high-quality assets, reducing rates paid on interest-bearing deposits, and embedding minimum interest rate “floors” into client loan agreements.

The $4.4 million decrease in interest income for the second quarter of 2003, as compared to the second quarter of 2002, was primarily the result of a $4.7 million unfavorable rate variance.

Average loans increased by $99.2 million in the second quarter of 2003 as compared to the second quarter of 2002, which resulted in a $2.2 million increase in our interest income.  We maintained our total average loan portfolio to a near record level, in part by focusing on attracting middle-market and mature technology and life sciences clients, which we believe are currently under-served by our competitors.  In late 2002, we decided to exit from real estate, media, and religious lending practices. As such we experienced loan pay downs in these portfolios.  However, we experienced loan growth across most of the industry sectors we continue to serve.  New loans continue to be subject to our sound underwriting practices.  We expect loan balances to decrease slightly in the third quarter, but expect loan growth to return in the fourth quarter of 2003.

In the second quarter of 2003, we incurred a $3.7 million unfavorable rate variance associated with our loan portfolio.  The average yield on loans in second quarter 2003 decreased 80 basis points to 8.4% from 9.2% in the prior year second quarter.  This was primarily due to two related factors.  First, the weighted-average prime rate declined 50 basis points from 4.8% in the second quarter of 2002 to 4.3% in the second quarter of 2003, which reduced yields on floating rate loans.  Floating loans represent approximately 82% of our total loan portfolio.  Second, our fixed-rate loans are priced by reference to U.S. Treasury securities.  During 2002, the treasury yield curve moved lower and flattened.  Thus, we earned lower yields in new, renewed, and refinanced fixed rate loans issued since that time.

Average investment securities decreased, resulting in a $2.7 million unfavorable volume variance.  U.S. agency securities and short-term investments, such as obligations of states and political subdivisions, money market mutual funds, and commercial paper, collectively decreased $641.6 million.  These decreases were partially offset by a $310.7 million increase in mortgage-backed securities.  The decrease in average investment securities resulted from a shift in investment portfolio assets to loans and federal funds sold.

Average federal funds sold and securities purchased under agreement to resell in the second quarter of 2003 increased, resulting in a $0.8 million favorable volume variance.  We shifted funds from money market mutual funds to federal funds sold and securities purchased under agreement to resell, which provided comparatively higher yields in 2003.

The yield on average interest-earning assets decreased 50 basis points in the second quarter of 2003 from the second quarter of 2002.  The decrease in yield on interest-earning assets was caused by a 50 basis point decline in the average prime rate from 4.75% at June 30, 2002 to 4.25% at June 30, 2003.  Effective July 1, 2003, our prime rate dropped 25 basis points to 4.0%.  Assuming no further declines in market interest rates, we expect our net interest margin to move slightly lower in the third quarter of 2003.  Many elements of our interest-earning assets are extremely interest rate sensitive, thus we expect that any future increase in market interest rates will be incremental to our earnings.

Total interest expense in the second quarter of 2003 decreased due to a favorable volume variance of $0.2 million combined with a favorable rate variance of $1.7 million.  The favorable rate variance primarily resulted from a 40 basis point reduction in the average rates paid on our time deposit product and money market deposit products.

The average rate paid on long-term debt decreased from 3.2% to 1.2% due to the issuance of $150 million of zero-coupon, zero-yield, convertible subordinated notes, with a maturity date of June 15, 2008.  See “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 6 to the Consolidated Financial Statements — Short-term Borrowings and Long-term Debt,” for further discussion of the convertible subordinated notes.  Although no interest is paid on the notes, we experienced a slight increase in interest expense due to amortization of convertible debt issuance costs.

The average cost of funds paid in the second quarter of 2003 was 0.3%, down from 0.5% paid in the second quarter of 2002.  The decrease in the average cost of funds was largely due to the decreases in the average rates paid on our time deposit and money market products.

Six months ended June 30, 2003 compared to Six months ended June 30, 2002

Net interest income, on a fully taxable-equivalent basis, totaled $96.4 million for the first half of 2003, a decrease of $3.7 million, or 3.7%, from the $100.1 million total for the first half of 2002.  The decrease in net interest income was primarily due to decrease in interest income from investments and loans, partially offset by a decrease in interest expense on deposits over the comparable prior year period.

The $8.3 million decrease in interest income for the first half of 2003, as compared to the first half of 2002, was the result of a $9.0 million unfavorable rate variance, focused in loans, and a  $0.7 million favorable volume variance, due to increased average loan and federal funds sold balances, partially offset by investment securities.

The yield on average interest-earning assets decreased 40 basis points in the first half of 2003 from the comparable prior year period. This decrease primarily resulted from a 50 basis points decline in the prime rate from 4.75% at June 30, 2002 to 4.25% at June 30, 2003, thus, we earned lower yields on each component of our interest-earning assets in the first half of 2003.

Total interest expense decreased $1.0 million due to a favorable volume variance and $3.7 million due to a favorable rate variance. The favorable rate variance largely resulted from a reduction in the average rate paid on our time deposit product, from 1.3% in the first half of 2002 to 0.8% in the first half of 2003, as well a reduction in the average rate paid on money market deposits, from 1.0% in the first half of 2002 to 0.6% in the first half of 2003.

The average cost of funds paid in the first half of 2003 was 0.3%, down from 0.6% paid in the first half of 2002. The decrease in the average cost of funds was largely due to a decrease of 50 basis points in the average rate paid on our time deposit product, and a 40 basis points decrease in the average rate paid on our money market deposit products.

Provision For Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Our provision for loan losses totaled $1.2 million for the second quarter of 2003, an increase of $4.4 million from $(3.2) million for the second quarter of 2002.  We incurred net charge-offs of $1.7 million in the second quarter of 2003.  The provision for loan losses totaled $4.5 million for the first six months of 2003, compared to $0.2 million for the first six months of 2002.  During the second quarter of 2002, we benefited from $7.8 million in net recoveries, due in large part to recoveries from entertainment loan litigation settlements.  The net recovery resulted in a ($3.2) million provision for loan losses for the 2002 second quarter.  See “Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the three and six months ended June 30, 2003 and June 30, 2002, and the percent changes from the 2002 periods to the 2003 periods:

	For the Three Months		%		For the Six Months		%
	Ended June 30		Increase/		Ended June 30		Increase/
(Dollars in thousands)	2003	2002	(Decrease)		2003	2002	(Decrease)

Client investment fees	$6,034	$7,774	(22.4%	)	$12,366	$16,412	(24.7%	)
Corporate finance fees	4,641	4,424	4.9		8,785	7,386	18.9
Letter of credit and foreign exchange income	3,128	3,575	(12.5)		6,631	7,352	(9.8)
Deposit service charges	3,245	2,294	41.5		6,121	4,530	35.1
Disposition of client warrants	1,051	681	54.3		3,013	807	273.4
Credit Card Fees	988	239	313.4		2,034	348	484.5
Investment losses	(3,839)	(2,001)	91.9		(8,544)	(4,598)	85.8
Other	2,257	1,868	20.8		4,545	3,518	29.2
Total noninterest income	$17,505	$18,854	(7.2%	)	$34,951	$35,755	(2.2%	)

Client investment fees decreased for the three and six months ended June 30, 2003 over the comparable prior year periods.  We offer private label investment and sweep products to clients on which we earn fees ranging from 10 to 90 basis points on the average balance of these products.  At June 30, 2003, $8.2 billion in client funds were invested in private label investments and sweep products, including $6.1 billion in the mutual fund products, compared to $8.7 billion and $6.9 billion for the second quarter of 2002, respectively.  The decrease in client investment fees was primarily due to decline in our clients’ balances.

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

Due to an increased pace of merger and acquisition deal closings and an increase in client company valuations, corporate finance fees generated by Alliant, our mergers and acquisitions subsidiary, increased both for the three and six months ended June 30, 2003 over the respective periods of 2002.  Due to the nature of the mergers and acquisitions industry, we expect Alliant revenues to continue to be volatile, but to exhibit a general upward trend over the long run.

Letter of credit fees, foreign exchange fees, and other trade finance income decreased for the three and six months ended June 30, 2003 as compared to the respective 2002 periods, primarily due to lower volume of client exchange transactions, which resulted from the continued impact of recent global political events.

Deposit service charges increased for the three and six months ended June 30, 2003 over the respective prior year periods.  As we have expanded and enhanced our suite of fee-based financial (depository) services and client usage has increased, overall service fees have increased quarter over quarter.  Additionally, clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments we recognized as deposit service charges income.  Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate.  Clients received lower earnings credits in the three and six months ended June 30, 2003 compared to the respective prior year periods due to lower market interest rates.  As such, our clients had fewer credits to offset explicit deposit service charges.

Primarily due to increased merger and acquisition activity, income from disposition of client warrants increased for the three and six months ended June 30, 2003 over the respective prior year periods.  We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities.  The receipt of warrants does not change the loan pricing, covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming.  The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained.  The timing and amount of income from the disposition of client warrants typically depends on factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment.  We therefore cannot predict the timing and amount of warrant related income with any degree of accuracy and it is likely to vary materially from period to period.

Credit card fees increased significantly for the three and six months ended June 30, 2003 over the comparable 2002 periods as a result of our increased efforts to market a full range of fee-based financial services to our clients.

Losses on investment securities during the three and six months ended June 30, 2003 primarily related to the write-down of certain venture capital fund and direct equity investments.  Excluding the impact of minority interest, the net write-downs of our equity securities totaled $1.5 million in the second quarter of 2003 and $3.2 million in the first half of 2003.  Based on current market conditions and our analysis of our equity portfolio, we expect lower write-downs of equity investments for the third quarter of 2003 as compared to the second quarter of 2003.

Noninterest Expense

Noninterest expense in the second quarter of 2003 increased 37.1% from the $49.0 million incurred in the 2002 second quarter.  Noninterest expense in the first half of 2003 increased 27.0% from the $92.3 million incurred in the comparable prior year period.  This increase was primarily due to a goodwill impairment charge of $17.0 million ($11.0 million net of tax or $0.30 per diluted common share for the quarter ended June 30, 2003) incurred in the second quarter of 2003.  We closely monitor our level of noninterest expense using a variety of financial ratios, including the efficiency ratio.  The efficiency ratio is calculated by dividing adjusted noninterest expense by adjusted revenues.  Noninterest expense is adjusted to exclude costs associated with investments in tax credit funds, minority interest, retention and warrant incentive plans, and impairment of goodwill.  Revenues are adjusted to exclude income associated with minority interest, the disposition of client warrants, and gains or losses related to investment securities.  This ratio reflects the level of operating expense required to generate $1 of operating revenue.  Our efficiency ratio was 72.9% and 72.1% for the three and six months ended June 30, 2003, compared to 68.8% and 65.4% for the comparable 2002 period.  The following table presents the detail of noninterest expense and the incremental contribution of each expense line item to our efficiency ratio, as well as the percent change in noninterest expense for the current year period compared to the prior year period:

	For the Three Months Ended June 30,
	2003		2002
		Percent of		Percent of	%
		Adjusted		Adjusted	Increase/
(Dollars in thousands)	Amount	Revenues	Amount	Revenues	(Decrease)

Compensation and benefits	$29,272	43.7%	$28,821	41.6%	1.6%
Net occupancy	4,103	6.1	6,433	9.3	(36.2)
Professional services	3,985	6.0	4,367	6.3	(8.7)
Furniture and equipment	2,710	4.1	1,571	2.3	72.5
Business development and travel	2,296	3.4	1,933	2.8	18.8
Data processing services	1,392	2.1	918	1.3	51.6
Correspondent bank fees	1,094	1.6	608	0.9	79.9
Telephone	857	1.3	701	1.0	22.3
Postage and supplies	632	0.9	792	1.1	(20.2)
Trust preferred securities distributions	313	0.5	746	1.1	(58.0)
Other	2,619	3.9	1,287	1.9	103.5
Expenses incurred by minority interests	(491)	(0.7)	(537)	(0.8)	(8.6)
Total, excluding, investments in tax credit funds amortization, minority interest, and retention and warrant incentive plans	48,782	72.9%	47,640	68.8%
Impairment of goodwill	17,000		—		—
Tax credit funds amortization	716		836		(14.4)
Expenses incurred by minority interests	491		537		(8.6)
Retention and warrant incentive plans	214		5		4,180.0
Total noninterest expense	$67,203		$49,018		37.1%

	For the Six Months Ended June 30,
	2003		2002
		Percent of		Percent of	%
		Adjusted		Adjusted	Increase/
(Dollars in thousands)	Amount	Revenues	Amount	Revenues	(Decrease)

Compensation and benefits	$60,704	45.0%	$53,749	39.1%	12.9%
Net occupancy	8,505	6.3	10,951	8.0	(22.3)
Professional services	7,424	5.5	7,403	5.4	0.3
Furniture and equipment	4,904	3.6	3,667	2.7	33.7
Business development and travel	3,912	2.9	4,056	2.9	(3.6)
Data processing services	2,483	1.8	1,783	1.3	39.3
Correspondent bank fees	2,134	1.6	1,315	1.0	62.3
Telephone	1,635	1.2	1,602	1.2	2.1
Postage and supplies	1,216	0.9	1,575	1.1	(22.8)
Trust preferred securities distributions	594	0.4	1,571	1.1	(62.2)
Other	4,897	3.6	3,373	2.5	45.2
Expenses incurred by minority interests	(1,022)	(0.7)	(1,081)	(0.8)	(5.5)
Total, excluding, investments in tax credit funds amortization, minority interest, and retention and warrant incentive plans	97,386	72.1%	89,964	65.4%
Impairment of goodwill	17,000		—		—
Tax credit funds amortization	1,431		1,286		11.3
Expenses incurred by minority interests	1,022		1,081		(5.5)
Retention and warrant incentive plans	472		5		9,340.0
Total noninterest expense	$117,311		$92,336		27.0%

Compensation and benefits expenses increased for the six months ended June 30, 2003 over the respective prior year period, primarily due to incentive compensation accruals and severance related costs.  However, we are continuing with a strategic alignment of our business activities to control the number of FTE personnel we employ.  FTE personnel was 980 at June 30, 2003, compared with 997 at June 30, 2002.

We conducted our annual valuation analysis of the Alliant Partners reporting unit as of the end of the second quarter of 2003.  We concluded at that time that Alliant had an impairment of goodwill based on our market approach valuation and forecasted discounted cash flows for that reporting unit.  As required by SFAS No.142 in measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit.  Based on this allocation, we concluded that $17.0 million ($11.0 million net of tax or $0.30 per diluted common share for the quarter ended June 30, 2003) of the related goodwill was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarter of 2003.

Net occupancy expenses decreased for the three and six months ended June 30, 2003, over the comparable prior year periods.  In the second quarter of 2002, we incurred a charge-off of $2.0 million to exit certain leased premises.

Furniture and equipment expenses increased for the three and six months ended June 30, 2003 over the comparable prior year periods, primarily due to an increase in information technology maintenance costs related to new business initiatives.

Business development and travel expenses increased for the three months ended June 30, 2003, over the respective prior period primarily due to an increase in business activity.

Data processing costs increased due to increases in vendor provided data processing costs related to the expansion of cash management and broker dealer services.

Correspondent bank fees increased for the three and six months ended June 30, 2003 over the respective prior year periods.  Many of our correspondent banks provide earnings credits to offset the bank fees we incur when using their services.  Earnings credits are generally calculated using average daily deposit balances, less a reserve requirement and a short-term market interest rate.  We received lower earnings credits in the second quarter of 2003 as compared with the second quarter of 2002, due to lower market interest rates.  As a result, we had fewer earnings credits to offset bank fees we incurred.  Thus, we incurred higher recognizable bank fees in the second quarter of 2003 as compared with the second quarter of 2002.  Also, our management made the decision to lower the average balances with correspondent banks because our investment alternatives yielded a higher return than our earning credit rate.

The trust preferred distribution expense decreased for the three and six months ended June 30, 2003, over the respective prior year periods.  The trust preferred securities, with an aggregate par value of $40.0 million, pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.  On June 3, 2002, we entered into a derivative agreement with a notional amount of $40.0 million.  The swap was called by the counterparty, Credit Suisse First Boston LLC, and accordingly terminated effective June 23, 2003.  The agreement hedged against the risk of changes in fair value associated with our $40.0 million, fixed rate, Trust Preferred Securities.  The terms of the agreement provide for quarterly receipt of 8.25% fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount.  The derivative agreement provided a $0.4 million and $1.0 million decrease in trust preferred security distribution expense for the three and six months ended June 30, 2003, respectively.

Due to an increase in our tax credit funds investments, the associated tax credit fund amortization expense increased for the three and six months ended June 30, 2003 as compared to the respective prior year periods.

Minority Interest

Minority interest primarily relating to our managed funds, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. totaled $2.8 million and $6.2 million for the three and six months ended June 30, 2003.  Investment losses related to these managed funds are included in noninterest income.  Minority interest primarily represents net investment losses and management fees expense attributable to the minority interest holders in these managed funds.

Income Taxes

We realized a tax benefit of $0.8 million in the second quarter of 2003, primarily due to the impact of the impairment of goodwill, recorded as noninterest expense during the period.  Income taxes for the six months ended June 30, 2003 totaled $4.2 million.  Our effective tax rate was (58.7)% and 29.8% for the second quarter and first half of 2003, respectively, compared with 36.3% for the second quarter and first half of 2002.  Additionally, in August 2002, we implemented a real estate investment trust (REIT), which provided $0.4 million and $0.9 million in tax benefits during the second quarter of 2003 and first half of 2003, respectively.

Operating Segment Results

The commercial bank’s second quarter pretax income of $15.0 million represents a $12.2 million decrease compared to $27.2 million for the same quarter in 2002, primarily caused by net charge-offs of $9.4 million.  The commercial bank benefited from net recoveries related to entertainment loan litigation settlements in the second quarter of 2002.  Unlike financial statements prepared in accordance with accounting principles generally accepted in the United States of America, our segment reporting includes net charge-offs in lieu of provision expense to determine segment financial performance.  Although loan volume increased 2.6%, given the decreased market interest rate environment, net interest income declined $0.7 million.  The reduction in non-interest income was primarily caused by compression in foreign exchange transaction revenue and the commercial bank’s private label investment products that experienced a $0.7 billion decline in average balances compared to the 2002 second quarter.

The commercial bank’s pretax income for the first six months of 2003 was $28.3 million compared to $45.5 million for the same period in 2002.  This was due to the previously discussed increase in net charge-offs of $9.0 million, decrease of noninterest income of $4.4 million primarily due to a decline in foreign exchange transaction revenue and client investment fees, and a $1.5 million decline in net interest income.  Loan volume increased 3.6%.  Noninterest expense totaled $70.8 million for the six months ending June 30, 2003, an increase of $2.3 million from the comparable 2002 period.  The increase is primarily related to vendor processing costs, client related costs, and a higher severance expense than the comparable prior year period.

The merchant bank’s second quarter 2003 pretax income decreased $1.1 million to $(0.5) million compared to the same period of 2002.  Net interest income improved by $0.2 million due to a 14.2% increase in average loan balance partially offset by a lower rate environment.  Noninterest expense increased by $1.3 million from the second quarter of 2002 to $4.5 million for the second quarter of 2003.  The increase was primarily due to three main factors, a write-down of capitalized assets related to the managed funds of $0.3 million, an increase in fund management expenses of $0.3 million and increased product utilization by the merchant bank.  The expansion of private label investment products and international services has allowed the stabilization of non-interest income, however as private label investment and foreign exchange fee spreads narrowed, the efficiency of these products weakened.

For the six months ended June 30, 2003, the merchant bank’s pretax income was $0.6 million compared to $0.7 million for the same period in 2002.  Net interest income improved by $0.7 million due to the increase in average loan balances of 37.8%, which was partially offset by a lower rate environment.  Noninterest income increased by $1.4 million primarily due to warrant income and smaller losses in the equity securities portfolio compared to 2002.  Noninterest expense increased by $2.3 million, consistent with the quarter over quarter increase mentioned above.

The investment bank’s pretax loss for the three and six months ended June 30, 2003 was $15.6 million and $14.4 million, respectively.  These losses were primarily due to the goodwill impairment charge of $17.0 million recognized in the second quarter of 2003.  Please see “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 5 to the Consolidated Financial Statements — Goodwill” for further discussion.  Noninterest income increased for both the three and six months ended June 30, 2003 compared to the respective prior year periods due to the fees earned from an increased pace of merger and acquisition deal closings and an increase in client company valuations.

The other column includes the private bank and all other activities not allocated to clients.  Our segment reporting is based on client data and is under continuous refinement.  As a result this column will be subject to large amounts of variability from period to period as our management reporting and cost allocation process evolves.  Pretax losses for the three and six months ended June 30, 2003 improved from the respective prior periods, primarily due to decreases in net charge-offs from the benefit of recoveries recorded in the second quarter of 2002.  Gross revenue was fairly consistent period over period.  Net interest income for the three and six months ended June 30, 2003 decreased over the comparable prior year periods due to a decline in the overall yield on earning assets.  Decreases in non-interest losses for the three and six months ended June 30, 2003 over the comparable prior year periods related to improved revenue from Woodside Asset Management, non-interest income not allocated to clients, and corporate level adjustments such as unrealized gains on foreign exchange contracts.

Financial Condition

Our total assets were $4.3 billion at June 30, 2003, an increase of $111.4 million, or 2.7%, compared to $4.2 billion at December 31, 2002.  We experienced a minor shift in the composition of our assets, as discussed below.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled $305.6 million at June 30, 2003, an increase of $102.9 million, or 50.8%, compared to the $202.7 million outstanding at December 31, 2002.  We experienced a slight growth in deposits, which we shifted into federal funds sold and securities purchased under agreement to resell.  Additionally, management actively allocates overnight funds between federal funds sold and securities purchased under agreement to resell and money market mutual funds based on relative value and their comparative market yields.

Investment Securities

Investment securities totaled $1.7 billion at June 30, 2003, an increase of $128.2 million, or 8.3% from December 31, 2002.  Growth was focused in mortgage-backed securities and money market instruments, partially offset by a decline in obligations of state and political subdivisions and other bonds and notes.

Based on June 30, 2003 market valuations, we had potential pre-tax warrant gains totaling $1.8 million related to 21 companies.  We are restricted from exercising many of these warrants until later in 2003.  As of June 30, 2003, we held 1,845 warrants in 1,359 companies, and had made investments in 250 venture capital funds, and direct equity investments in 20 companies, many of which are private.  Additionally, we have made investments in 21 venture capital funds through our fund of funds, SVB Strategic Investors Fund, L.P., and made direct equity investments in 28 companies through our venture capital fund, Silicon Valley BancVentures, L.P.  See “Part 1. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Loans

Loans, net of unearned income, at June 30, 2003, totaled $2.0 billion, down slightly from the balance at December 31, 2002.  We continue to increase the number of client lending relationships in most of our technology, life science, and wine practices.  New loans continue to be subject to our sound underwriting practices.

Credit Quality and the Allowance for Loan Losses

For a description of the accounting policies related to the allowance for loan losses, see “Part 1. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

We incurred $4.7 million and $13.4 million in gross loan charge-offs during the three and six months ended June 30, 2003, respectively.  We realized $3.0 million and $7.9 million in gross loan loss recoveries during the three and six months ended June 30, 2003, respectively.  Gross charge-offs and recoveries for the 2003 second quarter represented a diverse portfolio of relatively small loans.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

	June 30,	December 31,
(Dollars in thousands)	2003	2002
Nonperforming assets:
Nonaccrual loans	$16,674	$20,411
Total nonperforming assets	$16,674	$20,411

Nonperforming loans as a percentage of total gross loans	0.8%	1.0%
Nonperforming assets as a percentage of total assets	0.4%	0.5%

Allowance for loan losses:	$69,500	$70,500
As a percentage of total gross loans	3.5%	3.4%
As a percentage of nonaccrual loans	416.8%	345.4%
As a percentage of nonperforming loans	416.8%	345.4%

The decrease in non-performing loans reflects our strong credit quality at June 30, 2003.

In addition to the loans disclosed in the foregoing analysis, we have identified three loans totaling $12.5 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming.  We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Goodwill

Goodwill decreased $17.0 million from the December 31, 2002 balance to $83.5 million at June 30, 2003.  This was due to an impairment charge recognized in the second quarter of 2003.  Please see “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 5 to the Consolidated Financial Statements — Goodwill” for further discussion.

Deposits

Deposits increased slightly to $3.5 billion at June 30, 2003, compared with $3.4 billion at December 31, 2002.

Liabilities

Other liabilities at June 30, 2003 increased from December 31, 2002, primarily due to an increase of $48.1 million in investment payables related to the Company’s purchases of fixed income investment securities.

Long-term debt increased due to the Company’s issuance of $150 million of zero-coupon,  convertible subordinated notes on May 20, 2003.  See “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 6 to the Consolidated Financial Statements — Short-term Borrowings and Long-term Debt,” for further discussion.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon and Silicon Valley Bank are in compliance with all regulatory capital guidelines.  Our primary sources of new capital include the issuance of trust preferred securities and common stock, as well as retained earnings.

See “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 9 to the Consolidated Financial Statements — Common Stock Repurchase,” for amounts of common stock repurchased in 2003.

During 2002, we implemented a real estate investment trust (REIT) to serve as a future-funding vehicle.  We expect to be able to raise capital through the REIT at a lower cost of funds than funds raised directly through Silicon Valley Bank.  Additionally, we expect to obtain a tax benefit from the REIT structure for several quarters.

Stockholders’ equity totaled $432.1 million at June 30, 2003, a decrease of $158.3 million, or 26.8%, from the $590.4 million balance at December 31, 2002.  This decrease was primarily due to the decline of our additional paid-in capital of $98.2 million and retained earnings of $66.5 million related to the aforementioned stock repurchases, offset by net income of $9.8 million, or a net decrease in retained earnings of $56.7 million.  We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of June 30, 2003.

Over time, funds generated through retained earnings are a significant source of capital and liquidity, and are expected to continue to be so in the future.  Our management engages in a periodic capital planning process in an effort to make effective use of the capital available to us.  The capital plan considers capital needs for the foreseeable future and allocates capital to both existing business activities and expected future business activities.  Expected future activities for which capital is set aside include potential product expansions and acquisitions of new business lines.  Once capital is allocated to both existing and future business needs, management determines if any excess capital is available.  If there is, management recommends to the board of directors action steps to use the excess capital.  In 2002, excess capital was used to repurchase shares.  In the future, excess capital may be used to continue repurchases or pay dividends.  As of June 30, 2003, there are no plans for payment of dividends.

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

Both Silicon Valley Bancshares and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of June 30, 2003, and December 31, 2002.  Capital ratios for Silicon Valley Bancshares are set forth below:

	June 30,	December 31,
	2003	2002
Silicon Valley Bancshares:
Total risk-based capital ratio	14.6%	16.0%
Tier 1 risk-based capital ratio	10.1%	14.8%
Tier 1 leverage ratio	9.9%	13.9%

The decrease in our total risk-based capital ratio and the Tier 1 risk-based capital ratio from December 31, 2002 to June 30, 2003 was primarily attributable to a decrease in Tier 1 capital.  This decrease was primarily due to the reduction of additional paid in capital, which resulted from our stock repurchase programs.

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

Our monitoring activities related to managing interest rate risk include both interest rate sensitivity gap analysis and the use of a simulation model.  While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time.  Accordingly, we combine the use of gap analysis with use of a simulation model that provides a dynamic assessment of interest rate sensitivity.  For further information see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2002 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2002.  As of June 30, 2003, there have been no significant changes to the interest rate risk information contained in the Company’s 2002 Annual Report on Form 10K and the Company’s policies in managing interest rate risk.

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

The ability to attract a stable, low-cost base of deposits is our primary source of liquidity.  We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity.  In the third quarter of 2002, we became a member of the Federal Home Loan Bank of San Francisco, thereby adding to our liquidity channels.  Other sources of liquidity available to us include federal funds purchased, reverse repurchase agreements, and other short-term borrowing arrangements.  Our liquidity requirements can also be met through the use of our portfolio of liquid assets.  Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of six months, and anticipated near-term cash flows from investments.

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%.  At June 30, 2003, the Bank’s ratio of liquid assets to total deposits was 47.7%.  This ratio is well in excess of our minimum policy guidelines and was higher than the ratio of 43.7% as of December 31, 2002.  In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities.  As of June 30, 2003, we were in compliance with all of these policy measures.

On a stand-alone basis, Silicon’s primary source of liquidity is dividends from Silicon Valley Bank.  The ability of Silicon Valley Bank to pay dividends is subject to certain regulations described in the Supervision and Regulation section of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 — EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at June 30, 2003, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-US persons pursuant to Regulation S under the Securities Act.  The underwriters of this offering were Credit Suisse First Boston LLC.  The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company.  Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds.  At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of our common stock.

The Company received approximately $145.3 million of net proceeds from the debt issuance, after deducting the purchaser’s discounts and commissions and expenses of the offering.  The Company used approximately $21.9 million of the net proceeds to enter into convertible note hedge and warrant agreements with Credit Suisse First Boston LLC with respect to its common stock to limit exposure to potential dilution from conversion of the notes.  We used $113.4 million of the net proceeds in the second quarter for repurchases of 4.5 million shares of our common stock, pursuant to the previously announced authorization by our board of directors to purchase up to $160 million of our common stock (including $33.4 million for 1.3 million shares that we purchased from the initial purchaser in connection with the offering of the notes.)  Proceeds may also be used for general corporate purposes, which may include investments in, or extensions of credit to, our subsidiaries.  Pending such uses, we intend to invest the net proceeds in investment-grade obligations and interest-bearing money market instruments.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 17, 2003. Each of the persons named in the Proxy Statement as a nominee for director was elected; the amendment to the Company’s 1997 Equity Incentive Plan was approved; and the appointment of KPMG LLP as the Company’s independent auditors for 2003 was ratified. The following are the voting results on each of these matters:

Election of Directors	In Favor	Withheld

Gary K. Barr	32,692,165	500,698
James F. Burns, Jr.	33,676,455	516,408
G. Felda Hardymon	33,158,835	1,034,028
Alex W. Hart	33,145,485	1,047,378
Stephen E. Jackson	33,184,826	1,008,037
James R. Porter	33,681,118	511,745
Michela K. Rodeno	21,680,088	12,512,775
Kenneth P. Wilcox	33,635,211	557,652

Other Matters	In Favor	Opposed	Abstained

The amendment to the Company’s 1997 Equity Incentive Plan to reserve an additional 1,250,000 shares of common stock for issuance thereunder was approved.	29,704,034	4,326,428	162,401

Ratification of the appointment of KPMG LLP as the Company’s independent auditors for 2003.	33,361,076	702,363	129,424

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Silicon Valley Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Silicon Valley Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of the Chief Executive Officer and Chief Financial Officer of Silicon Valley Bancshares pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K:

1.               On April 17, 2003, Silicon Valley Bancshares furnished to the SEC a Report on Form 8-K in connection with it announcement of financial results for the quarter ended March 31, 2003.

2.               On May 7, 2003, Silicon Valley Bancshares filed with the SEC a Report on Form 8-K to announce that its board of directors had authorized an additional stock repurchase program of up to $160 million, effective immediately and replacing previously announced stock programs.

3.               On May 15, 2003, Silicon Valley Bancshares filed with the SEC a report on Form 8-K in connection with its convertible subordinated notes offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON VALLEY BANCSHARES

Date: August 14, 2003	/s/ Donal D. Delaney
Donal D. Delaney
Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer of Silicon Valley Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer of Silicon Valley Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of the Chief Executive Officer and Chief Financial Officer of Silicon Valley Bancshares pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.