Form 10-Q/A
period 2003-03-31
SILICON VALLEY BANCSHARES
filed 2003-09-25
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from               to               .

Commission File Number: 000-15637

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

EXPLANATORY NOTE

This Amendment No.1 to Quarterly Report on Form 10-Q for the period ended March 31, 2003 is being filed for the purpose of deleting certain disclosures relating to the calculation of the Company’s efficiency ratio, which was originally included under Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Except for the changes described above and the certifications of the Company’s officers included as exhibits to this amended Quarterly Report on Form 10-Q, none of the information contained in the Company’s original Quarterly Report on Form 10-Q has been updated, modified or revised.  The remainder of the Company’s Quarterly Report on Form 10-Q is included herein for the convenience of the reader and all information is as of and for the three months ended March 31, 2003, and does not reflect any subsequent information or events.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	March 31, 2003	December 31, 2002
Assets:
Cash and due from banks	$145,805	$239,927
Federal funds sold and securities purchased under agreement to resell	353,182	202,662
Investment securities	1,291,551	1,535,694
Loans, net of unearned income	2,070,063	2,086,080
Allowance for loan losses	(70,000)	(70,500)
Net loans	2,000,063	2,015,580
Premises and equipment	16,223	17,886
Goodwill	100,567	100,549
Accrued interest receivable and other assets	80,697	70,883
Total assets	$3,988,088	$4,183,181

Liabilities, Minority Interest, and Stockholders’ Equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,769,916	$1,892,125
NOW	38,854	21,531
Money market	892,138	933,255
Time	550,186	589,216
Total deposits	3,251,094	3,436,127
Short-term borrowings	9,196	9,127
Other liabilities	61,020	47,550
Long-term debt	17,538	17,397
Total liabilities	3,338,848	3,510,201

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	39,247	39,472
Minority interest	43,857	43,158
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 38,874,487 and 40,578,093 shares outstanding at March 31, 2003 and December 31, 2002, respectively	39	41
Additional paid-in capital	69,649	99,979
Retained earnings	487,028	476,610
Unearned compensation	(2,248)	(652)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	11,668	14,372
Total stockholders’ equity	566,136	590,350
Total liabilities, minority interest, and stockholders’ equity	$3,988,088	$4,183,181

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended
(Dollars in thousands, except per share amounts)	March 31, 2003	March 31, 2002

Interest income:
Loans	$37,836	$38,325
Investment securities	11,973	15,815
Federal funds sold and securities purchased under agreement to resell	830	245
Total interest income	50,639	54,385
Interest expense:
Deposits	2,451	4,898
Other borrowings	210	485
Total interest expense	2,661	5,383

Net interest income	47,978	49,002
Provision for loan losses	3,384	3,426
Net interest income after provision for loan losses	44,594	45,576
Noninterest income:
Client investment fees	6,332	8,638
Corporate finance fees	4,144	2,962
Letter of credit and foreign exchange income	3,503	3,777
Deposit service charges	2,876	2,236
Disposition of client warrants	1,962	126
Investment losses	(4,705)	(2,597)
Other	3,334	1,759
Total noninterest income	17,446	16,901
Noninterest expense:
Compensation and benefits	31,432	24,928
Net occupancy	4,402	4,518
Professional services	3,439	3,036
Furniture and equipment	2,194	2,096
Business development and travel	1,616	2,123
Correspondent bank fees	1,040	707
Telephone	778	901
Tax credit fund amortization	715	449
Postage and supplies	584	783
Trust preferred securities distributions	281	825
Other	3,627	2,952
Total noninterest expense	50,108	43,318
Minority interest	3,479	1,840
Income before income tax expense	15,411	20,999
Income tax expense	4,993	7,639
Net income	$10,418	$13,360
Basic earnings per share	$0.27	$0.30
Diluted earnings per share	$0.26	$0.29

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended
(Dollars in thousands)	March 31, 2003	March 31, 2002

Net income	$10,418	$13,360

Other comprehensive income, net of tax:
Change in unrealized losses on available-for-sale investments	(1,378)	(2,832)
Reclassification adjustment for gains included in net income	(1,326)	(80)
Other comprehensive loss	(2,704)	(2,912)
Comprehensive income	$7,714	$10,448

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

3.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31
(Dollars and shares in thousands, except per share amounts)	Net Income	Shares	Per Share Amount

2003:
Basic EPS:
Income available to common stockholders	$10,418	39,092	$0.27
Effect of Dilutive Securities:
Stock options and restricted stock	—	691	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$10,418	39,783	$0.26

2002:
Basic EPS:
Income available to common stockholders	$13,360	45,179	$0.30
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,346	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$13,360	46,525	$0.29

4.  Investment Securities

The detailed composition of the Company’s available-for-sale and non-marketable investment securities is presented as follows:

(Dollars in thousands)	March 31, 2003	December 31, 2002

Available-for-sale securities, at fair value	$1,201,415	$1,444,231
Non-marketable investment securities:
Federal Reserve Bank stock and tax credit funds	25,934	25,649
Federal home loan bank stock	2,171	2,172
Venture capital fund investments (1)	45,898	46,822
Private equity investments (2)	16,133	16,820
Total investment securities	$1,291,551	$1,535,694

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

	(As consolidated)
	Wholly-Owned Equity Investments		Managed Funds Activities
	Venture Capital Funds	Other Private Equity	Silicon Valley BancVentures, L.P.	SVB Strategic Investors Fund, L.P.		Total
	(Dollars in thousands)
Fund size	—	—	$56,100	$121,800	*	$177,900
Commitments	$54,583	$15,168	14,677	101,382		185,810
Capital investment	37,029	15,168	14,677	32,943		99,817
Carrying value	25,040	6,279	9,854	20,858		62,031
Net investment losses	(560)	(730)	(632)	(2,852)		(4,774)

	(Net of minority interest ownership of managed funds)
	Wholly-Owned Equity Investments		Managed Funds Activities
	Venture Capital Funds	Other Private Equity	Silicon Valley BancVentures, L.P.	SVB Strategic Investors Fund, L.P.		Total
	(Dollars in thousands)
Commitments	$54,583	$15,168	$6,000	$13,500	*	$89,251
Capital investment	37,029	15,168	1,980	4,320		58,497
Carrying value	25,040	6,279	1,054	2,312		34,685
Net investment losses	(560)	(730)	(68)	(316)		(1,674)
Management fee revenue	—	—	271	251		522

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

5.  Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $13.0 million and $11.8 million, at March 31, 2003, and December 31, 2002, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2003	December 31, 2002

Commercial	$1,772,166	$1,756,182
Real estate construction	46,895	43,178
Real estate term	55,922	56,190
Consumer and other	195,080	230,530
Total loans	$2,070,063	$2,086,080

The activity in the allowance for loan losses for the three months ended March 31, 2003 and 2002 was as follows:

	Three months ended March 31,
(Dollars in thousands)	2003	2002

Beginning balance	$70,500	$72,375
Provision for loan losses	3,384	3,426
Loans charged off	(8,704)	(6,632)
Recoveries	4,820	2,206
Balance at March 31,	$70,000	$71,375

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

	Commercial Banking	Merchant Banking	Other	Total
	(Dollars in thousands)

First quarter of 2003
Net interest income	$38,749	$3,220	$6,009	$47,978
Provision for loan losses (1)	3,886	—	(502)	3,384
Noninterest income (2)	14,244	1,488	1,714	17,446
Noninterest expense (3)	35,760	4,221	10,127	50,108
Minority interest	—	570	2,909	3,479
Income before income tax expense	13,347	1,057	1,007	15,411

Total average loans	1,531,256	89,131	236,108	1,856,495
Total estimated assets (4)	2,890,577	522,340	481,643	3,894,561
Total average deposits	2,529,146	487,419	143,129	3,159,694

First quarter of 2002
Net interest income	$39,542	$2,660	$6,800	$49,002
Provision for loan losses (1)	4,341	—	(915)	3,426
Noninterest income (2)	15,507	109	1,285	16,901
Noninterest expense (3)	32,448	3,201	7,669	43,318
Minority interest	—	508	1,332	1,840
Income before income tax expense	18,260	76	2,663	20,999

Total average loans	1,465,142	54,142	154,708	1,673,992
Total estimated assets (4)	2,954,661	486,749	574,251	4,015,661
Total average deposits	2,561,321	452,504	195,309	3,209,134

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

	Expires within one year	Expires after one year	Total amount outstanding	Maximum amount of future payments
	(dollars in thousands)

Financial standby	$510,852	$90,435	$601,287	$601,287
Performance standby	4,091	599	4,690	4,690
Total	$514,943	$91,034	$605,977	$605,977

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

	For the Three Months Ended March 31,
(Dollars in thousands)	2003	2002	2002 to 2003 Increase (Decrease)

Net interest income	$47,978	$49,002	$(1,024)
Provision for loan losses	3,384	3,426	(42)
Noninterest income	17,446	16,901	545
Noninterest expense	50,108	43,318	6,790
Minority interest	3,479	1,840	1,639
Income before income taxes	15,411	20,999	(5,588)
Income tax expense	4,993	7,639	(2,646)
Net income	$10,418	$13,360	$(2,942)

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

	AVERAGE BALANCES, RATES AND YIELDS For the three months ended March 31,
	2003			2002
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold and securities purchased under agreement to resell (1)	$248,384	$830	1.4%	$55,709	$245	1.8%
Investment securities:
Taxable	1,233,457	10,377	3.4	1,631,706	13,850	3.4
Non-taxable (2)	144,727	2,455	6.9	234,865	3,023	5.2
Loans:
Commercial	1,547,717	34,241	9.0	1,435,717	34,699	9.8
Real estate construction and term	100,879	1,437	5.8	102,720	1,913	7.6
Consumer and other	207,899	2,158	4.2	135,555	1,713	5.1
Total loans	1,856,495	37,836	8.3	1,673,992	38,325	9.3
Total interest-earning assets	3,483,063	51,498	6.0	3,596,272	55,443	6.3

Cash and due from banks	185,405			210,467
Allowance for loan losses	(73,094)			(74,393)
Goodwill	100,571			96,399
Other assets	198,616			186,916
Total assets	$3,894,561			$4,015,661

Funding sources:
Interest-bearing liabilities:
NOW deposits	$22,214	25	0.5	$45,449	84	0.7
Regular money market deposits	306,882	456	0.6	341,150	834	1.0
Bonus money market deposits	609,104	903	0.6	641,365	1,576	1.0
Time deposits	558,558	1,067	0.8	673,730	2,404	1.4
Short-term borrowings	9,153	69	3.1	43,453	275	2.6
Long-term debt	17,451	141	3.3	25,762	210	3.3
Total interest-bearing liabilities	1,523,362	2,661	0.7	1,770,909	5,383	1.2
Portion of noninterest-bearing funding sources	1,959,701			1,825,363
Total funding sources	3,483,063	2,661	0.3	3,596,272	5,383	0.6

Noninterest-bearing funding sources:
Demand deposits	1,662,936			1,507,440
Other liabilities	57,767			34,712
Trust preferred securities (3)	38,701			38,643
Minority interest	36,516			27,910
Stockholders’ equity	575,279			636,047
Portion used to fund interest-earning assets	(1,959,701)			(1,825,363)
Total liabilities, minority interest, and stockholders’ equity	$3,894,561			$4,015,661

Net interest income and margin		$48,837	5.7%		$50,060	5.6%

Total deposits	$3,159,694			$3,209,134

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

	2003 Compared to 2002 Three Months Ended March 31, (Decrease) Increase Due to Change in
(Dollars in thousands)	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell	$657	$(72)	$585
Investment securities	(4,713)	672	(4,041)
Loans	3,950	(4,439)	(489)
Decrease in interest income	(106)	(3,839)	(3,945)
Interest expense:
NOW deposits	(33)	(26)	(59)
Regular money market deposits	(77)	(301)	(378)
Bonus money market deposits	(76)	(597)	(673)
Time deposits	(360)	(977)	(1,337)
Short-term borrowings	(250)	44	(206)
Long-term debt	(67)	(2)	(69)
Decrease in interest expense	(863)	(1,859)	(2,722)
Increase (decrease) in net interest income	$757	$(1,980)	$(1,223)

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

Noninterest Expense

Noninterest expense in the first quarter of 2003 totaled $50.1 million, a $6.8 million, or 15.7%, increase from the $43.3 million incurred in the 2002 first quarter. The following table presents the detail of noninterest expense:

	Three Months Ended March 31,
(Dollars in thousands)	2003	2002

Compensation and benefits	$31,432	$24,928
Net occupancy	4,402	4,518
Professional services	3,439	3,036
Furniture and equipment	2,194	2,096
Business development and travel	1,616	2,123
Correspondent bank fees	1,040	707
Telephone	778	901
Tax credit funds amortization	715	449
Postage and supplies	584	783
Trust preferred securities distributions	281	825
Other	3,627	2,952
Total noninterest expense	$50,108	$43,318

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

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	March 31, 2003	December 31, 2002
Nonperforming assets:
Nonaccrual loans	$19,124	$20,411
Total nonperforming assets	$19,124	$20,411

Nonperforming loans as a percentage of total gross loans	0.9%	1.0%
Nonperforming assets as a percentage of total assets	0.5%	0.5%

Allowance for loan losses:	$70,000	$70,500
As a percentage of total gross loans	3.4%	3.4%
As a percentage of nonaccrual loans	366.0%	345.4%
As a percentage of nonperforming loans	366.0%	345.4%

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

The following table describes the employee and executive option grants.

	Three months ended March 31, 2003	Years Ended December 31, 2002

Net (forfeitures) grants during the period as a % of outstanding shares	(0.4)%	2.8%
Grants to listed officers* during the period as a % of total options granted	0%	9.3%
Grants to listed officers* during the period as % of outstanding shares	0%	0.5%
Cumulative outstanding options held by listed officers* as % of total options outstanding	10.1%	9.8%

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

The following table is a summary of option activity as of March 31, 2003.

	Options Outstanding
	Number of Shares	Average Exercise Price
Outstanding at December 31, 2002	6,234,638	$22.63
Granted	89,900	17.76
Exercised	(61,898)	8.94
Forfeited	(193,305)	27.16
Expired	—	—
Outstanding at March 31, 2003	6,069,335	$22.40

The following table is a summary of options available for future grant as of March 31, 2003.

	Shares Available For Grant	Average Price
Available at December 31, 2002	1,035,725
Options and Awards Granted	(201,149)	$17.38
Options Exercised	61,898	8.94
Options and Awards Forfeited	196,389	$26.81
Options and Awards Expired	—
Additional shares reserved	—
Available at March 31, 2003	1,030,965

The following table describes the in-the-money and out-of-the-money option information as of March 31, 2003.

	Exercisable		Unexercisable		Total
(Shares in millions)	Shares	Average Exercise Price	Shares	Average Exercise Price	Shares	Average Exercise Price
In-the-Money	1,369,250	$10.91	721,209	$16.68	2,090,459	$12.90
Out-of-the-Money (1)	1,147,896	27.81	2,830,980	27.23	3,978,876	27.40
Total Options Outstanding	2,517,146	18.62	3,552,189	25.08	6,069,335	22.40

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

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at End of Quarter Date		Values of Unexercised In- the-Money Option at End of Quarter Date (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Lauren Friedman	—	—	10,000	52,500	—	$11,200
Harry W. Kellogg, Jr.	—	—	106,250	66,250	$873,960	$16,800
James L. Kochman	—	—	—	—	—	—
Marc J. Verissimo	—	—	53,825	59,375	$272,682	$16,800
Kenneth P. Wilcox	—	—	132,500	132,500	$1,072,760	$33,600

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

Both Silicon Valley Bancshares and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of March 31, 2003, and December 31, 2002.  Capital ratios for Silicon Valley Bancshares are set forth below:

	March 31, 2003	December 31, 2002
Silicon Valley Bancshares:
Total risk-based capital ratio	15.2%	16.0%
Tier 1 risk-based capital ratio	13.9%	14.8%
Tier 1 leverage ratio	13.1%	13.9%

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

None.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)                      Exhibits:

Exhibit No.	Description

3.1*	Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of Delaware on May 18, 2001.
31.1	Certification of Chief Executive Officer of Silicon Valley Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Silicon Valley Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of the Chief Executive Officer and Chief Financial Officer of Silicon Valley Bancshares pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

* Previously filed.

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

SILICON VALLEY BANCSHARES

Date: September 25, 2003	/s/ Donal D. Delaney
Donal D. Delaney
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Certificate of Amendment to Certificate of Incorporation as filed with the Secretary of State of Delaware on May 18, 2001.
31.1	Certification of Chief Executive Officer of Silicon Valley Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of Silicon Valley Bancshares pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certifications of the Chief Executive Officer and Chief Financial Officer of Silicon Valley Bancshares pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

* Previously filed