Form 10-Q/A
period 2003-06-30
SILICON VALLEY BANCSHARES
filed 2003-09-25
CIK 719739

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

EXPLANATORY NOTE

This Amendment No.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003 is being filed for the purpose of deleting certain disclosures relating to the calculation of the Company’s efficiency ratio, which was originally included under Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Except for the changes described above and the certifications of the Company’s officers included as exhibits to this amended Quarterly Report on Form 10-Q, none of the information contained in the Company’s original Quarterly Report on Form 10-Q has been updated, modified or revised.  The remainder of the Company’s Quarterly Report on Form 10-Q is included herein for the convenience of the reader and all information is as of and for the three and six months ended June 30, 2003, and does not reflect any subsequent information or events.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	June 30, 2003	December 31, 2002

Assets:
Cash and due from banks	$238,202	$239,927
Federal funds sold and securities purchased under agreement to resell	305,609	202,662
Investment securities	1,663,920	1,535,694
Loans, net of unearned income	1,964,800	2,086,080
Allowance for loan losses	(69,500)	(70,500)
Net loans	1,895,300	2,015,580
Premises and equipment	15,585	17,886
Goodwill	83,548	100,549
Accrued interest receivable and other assets	92,426	70,883
Total assets	$4,294,590	$4,183,181

Liabilities, minority interest, and stockholders’ equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,893,707	$1,892,125
NOW	55,164	21,531
Money market	1,029,987	933,255
Time	509,526	589,216
Total deposits	3,488,384	3,436,127
Short-term borrowings	9,264	9,127
Other liabilities	115,551	47,550
Long-term debt	163,057	17,397
Total liabilities	3,776,256	3,510,201

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	38,718	39,472
Minority interest	47,481	43,158
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 34,490,249 and 40,578,093 shares outstanding at June 30, 2003 and December 31, 2002, respectively	34	41
Additional paid-in capital	1,758	99,979
Retained earnings	419,999	476,610
Unearned compensation	(1,839)	(652)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	12,183	14,372
Total stockholders’ equity	432,135	590,350
Total liabilities, minority interest, and stockholders’ equity	$4,294,590	$4,183,181

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Interest income:
Loans	$38,134	$39,652	$75,970	$77,977
Investment securities	10,143	13,468	22,116	29,283
Federal funds sold and securities purchased under agreement to resell	1,129	591	1,959	836
Total interest income	49,406	53,711	100,045	108,096
Interest expense:
Deposits	2,389	4,162	4,840	9,060
Other borrowings	317	476	527	961
Total interest expense	2,706	4,638	5,367	10,021
Net interest income	46,700	49,073	94,678	98,075
Provision for loan losses	1,162	(3,207)	4,546	219
Net interest income after provision for loan losses	45,538	52,280	90,132	97,856
Noninterest income:
Client investment fees	6,034	7,774	12,366	16,412
Corporate finance fees	4,641	4,424	8,785	7,386
Letter of credit and foreign exchange income	3,128	3,575	6,631	7,352
Deposit service charges	3,245	2,294	6,121	4,530
Disposition of client warrants	1,051	681	3,013	807
Credit card fees	988	239	2,034	348
Investment losses	(3,839)	(2,001)	(8,544)	(4,598)
Other	2,257	1,868	4,545	3,518
Total noninterest income	17,505	18,854	34,951	35,755
Noninterest expense:
Compensation and benefits	29,272	28,821	60,704	53,749
Impairment of goodwill	17,000	—	17,000	—
Net occupancy	4,103	6,433	8,505	10,951
Professional services	3,985	4,367	7,424	7,403
Furniture and equipment	2,710	1,571	4,904	3,667
Business development and travel	2,296	1,933	3,912	4,056
Data processing services	1,392	918	2,483	1,783
Correspondent bank fees	1,094	608	2,134	1,315
Telephone	857	701	1,635	1,602
Tax credit fund amortization	716	836	1,431	1,286
Postage and supplies	632	792	1,216	1,575
Trust preferred securities distributions	313	746	594	1,571
Other	2,833	1,292	5,369	3,378
Total noninterest expense	67,203	49,018	117,311	92,336
Minority interest	2,765	1,397	6,244	3,237
(Loss) income before income taxes	(1,395)	23,513	14,016	44,512
Income tax (benefit) expense	(819)	8,528	4,174	16,167
Net (loss) income	$(576)	$14,985	$9,842	$28,345
Net (loss) income per common share - basic	$(0.02)	$0.33	$0.26	$0.63
Net (loss) income per common share - diluted	$(0.02)	$0.32	$0.25	$0.61

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net (loss) income	$(576)	$14,985	$9,842	$28,345

Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale investments:
Unrealized holding gains (losses)	949	5,546	(73)	2,714
Reclassification adjustment for gains included in net income	(434)	(434)	(2,116)	(514)
Other comprehensive income (loss)	515	5,112	(2,189)	2,200
Comprehensive (loss) income	$(61)	$20,097	$7,653	$30,545

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

2.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2003 and 2002.

	For the Three months ended June 30			For the Six months ended June 30
(Dollars and shares in thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

2003:
Basic EPS:
Income available to common stockholders	$(576)	36,735	$(0.02)	$9,842	37,909	$0.26
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,079	—	—	908	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$(576)	37,814	$(0.02)	$9,842	38,817	$0.25

2002:
Basic EPS:
Income available to common stockholders	$14,985	45,389	$0.33	$28,345	45,283	$0.63
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,586	—	—	1,489	—
Diluted EPS:
Income available to common stockholders plus assumed conversions	$14,985	46,975	$0.32	$28,345	46,772	$0.61

3.  Investment Securities

The detailed composition of the Company’s available-for-sale and non-marketable investment securities is presented as follows:

(Dollars in thousands)	June 30, 2003	December 31, 2002

Available-for-sale securities, at fair value	$1,571,529	$1,444,231
Non-marketable investment securities:
Federal Reserve Bank stock and tax credit funds	25,241	25,649
Federal home loan bank stock	2,948	2,172
Venture capital fund investments (1)	47,842	46,822
Private equity investments (2)	16,360	16,820
Total investment securities	$1,663,920	$1,535,694

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

	(As consolidated)
	Wholly-Owned Equity Investments		Managed Funds Activities
	Venture Capital Funds	Other Private Equity	Silicon Valley BancVentures, L.P.	SVB Strategic Investors Fund, L.P.		Total
	(Dollars in thousands)

Fund size	—	—	$56,100	$121,800	*	$177,900
Commitments	$58,455	$15,168	16,631	101,277		191,531
Capital investment	37,915	15,168	16,631	36,350		106,064
Carrying value	24,670	6,038	10,322	23,172		64,202
Year-to-date net investment losses	(1,608)	(931)	(1,963)	(3,733)		(8,235)

	(Net of minority interest ownership of managed funds)
	Wholly-Owned Equity Investments		Managed Funds Activites
	Venture Capital Funds	Other Private Equity	Silicon Valley BancVentures, L.P.	SVB Strategic Investors Fund, L.P.		Total
	(Dollars in thousands)

Commitments	$58,455	$15,168	$6,000	$13,500	*	$93,123
Capital investment	37,915	15,168	2,280	4,860		60,223
Carrying value	24,670	6,038	1,104	2,568		34,380
Year-to-date net investment losses	(1,608)	(931)	(210)	(414)		(3,163)
Year-to-date management fee revenue	—	—	541	499		1,040

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

4.  Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $12.6 million and $11.8 million, at June 30, 2003, and December 31, 2002, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2003	December 31, 2002

Commercial	$1,674,702	$1,756,182
Real estate construction	52,940	43,178
Real estate term	55,770	56,190
Consumer and other	181,388	230,530
Total Loans	$1,964,800	$2,086,080

The activity in the allowance for loan losses for the three and six months ended June 30, 2003 and 2002 was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2003	2002	2003	2002

Beginning balance	$70,000	$71,375	$70,500	$72,375
Provision for loan losses	1,162	(3,207)	4,546	219
Loans charged off	(4,696)	(8,157)	(13,400)	(14,789)
Recoveries	3,034	15,989	7,854	18,195
Ending balance	$69,500	$76,000	$69,500	$76,000

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

6.  Short-term Borrowings and Long-term Debt

The following table represents the outstanding short-term borrowings and long-term debt at June 30, 2003 and December 31, 2002:

(Dollars in thousands)	Maturity	June 30, 2003	December 31, 2002

Short-term borrowings (1)	September 28, 2003	$9,264	$9,127
Long-term debt:
Long-term note payable (1)	September 28, 2004	8,984	8,844
Long-term note payable (1)	September 28, 2005	8,695	8,553
Convertible subordinated notes	June 15, 2008	145,378	—
Total long-term debt		$163,057	$17,397

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

	Commercial Banking	Merchant Banking	Investment Banking	Other	Total
		(Dollars in thousands)

Second quarter of 2003
Net interest income	$38,055	$2,895	$14	$5,736	$46,700
Provision for loan losses (1)	1,469	—	—	(307)	1,162
Noninterest income (loss) (2)	13,453	690	4,641	(1,279)	17,505
Noninterest expense (3)	35,054	4,537	20,258	7,354	67,203
Minority interest	—	487	—	2,278	2,765
Income (loss) before income taxes	14,985	(465)	(15,603)	(312)	(1,395)

Total average loans	1,524,815	69,279	—	230,440	1,824,534
Total assets (4)	2,797,922	507,049	91,442	494,151	3,890,564
Total average deposits	2,499,871	483,430	—	154,027	3,137,328

Second quarter of 2002
Net interest income	$38,726	$2,710	$—	$7,637	$49,073
Provision for loan losses (1)	(7,935)	—	—	4,728	(3,207)
Noninterest income (loss) (2)	16,604	691	4,424	(2,865)	18,854
Noninterest expense (3)	36,050	3,270	2,954	6,744	49,018
Minority interest	—	528	—	869	1,397
Income (loss) before income taxes	27,215	659	1,470	(5,831)	23,513

Total average loans	1,485,670	60,673	—	178,971	1,725,314
Total assets (4)	2,811,180	503,530	102,049	436,776	3,853,535
Total average deposits	2,409,569	465,036	—	156,235	3,030,840

First six months of 2003
Net interest income	$76,805	$6,115	$27	$11,731	$94,678
Provision for loan losses (1)	5,355	—	—	(809)	4,546
Noninterest income (loss) (2)	27,697	2,178	8,785	(3,709)	34,951
Noninterest expense (3)	70,814	8,758	23,226	14,513	117,311
Minority interest	—	1,057	—	5,187	6,244
Income (loss) before income taxes	28,333	592	(14,414)	(495)	14,016

Total average loans	1,528,018	79,150	—	233,258	1,840,426
Total assets (4)	2,843,995	514,652	91,442	442,463	3,892,552
Total average deposits	2,514,429	485,413	—	148,608	3,148,450

First six months of 2002
Net interest income	$78,268	$5,370	$—	$14,437	$98,075
Provision for loan losses (1)	(3,595)	—	—	3,814	219
Noninterest income (loss) (2)	32,111	800	7,386	(4,542)	35,755
Noninterest expense (3)	68,497	6,471	5,278	12,090	92,336
Minority interest	—	1,036	—	2,201	3,237
Income (loss) before income taxes	45,477	735	2,108	(3,808)	44,512

Total average loans	1,475,462	57,426	—	166,906	1,699,794
Total assets (4)	2,882,524	495,186	102,049	454,391	3,934,150
Total average deposits	2,485,025	458,805	—	175,665	3,119,495

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

	Expires in one year or less	Expires after one year	Total amount outstanding	Maximum amount of future payments
	(dollars in thousands)

Financial standby	$529,236	$69,493	$598,729	$598,729
Performance standby	4,697	729	5,426	5,426
Total	$533,933	$70,222	$604,155	$604,155

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

The major components of net income and changes in these components are summarized in the following table, and are discussed in more detail below.

	For the Three Months Ended June 30		% Increase/ (Decrease)	For the Six Months Ended June 30		% Increase/ (Decrease)

(Dollars in thousands)	2003	2002		2003	2002

Net interest income	$46,700	$49,073	(4.8)%	$94,678	$98,075	(3.5)%
Provision for loan losses	1,162	(3,207)	136.2	4,546	219	1,975.8
Noninterest income	17,505	18,854	(7.2)	34,951	35,755	(2.2)
Noninterest expense	67,203	49,018	37.1	117,311	92,336	27.0
Minority interest	2,765	1,397	97.9	6,244	3,237	92.9
(Loss) income before income taxes	(1,395)	23,513	(105.9)	14,016	44,512	(68.5)
Income tax (benefit) expense	(819)	8,528	(109.6)	4,174	16,167	(74.2)
Net (loss) income	$(576)	$14,985	(103.8)%	$9,842	$28,345	(65.3)%

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

	2003 Compared to 2002
	Three Months Ended June 30, Increase (Decrease) Due to Change in			Six Months Ended June 30, Increase (Decrease) Due to Change in

(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell	$779	$(241)	$538	$1,442	$(319)	$1,123
Investment securities	(2,665)	(730)	(3,395)	(7,152)	(284)	(7,436)
Loans	2,200	(3,718)	(1,518)	6,368	(8,375)	(2,007)
Increase (decrease) in interest income	314	(4,689)	(4,375)	658	(8,978)	(8,320)

Interest expense:
NOW deposits	(18)	(11)	(29)	(49)	(39)	(88)
Regular money market deposits	(27)	(262)	(289)	(103)	(564)	(667)
Bonus money market deposits	56	(638)	(582)	(22)	(1,233)	(1,255)
Time deposits	(236)	(636)	(872)	(611)	(1,599)	(2,210)
Short-term borrowings	(230)	33	(197)	(476)	72	(404)
Long-term debt	238	(201)	37	274	(304)	(30)
Decrease in interest expense	(217)	(1,715)	(1,932)	(987)	(3,667)	(4,654)
Increase (decrease) in net interest income	$531	$(2,974)	$(2,443)	$1,645	$(5,311)	$(3,666)

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

Noninterest Income

The following table summarizes the components of noninterest income for the three and six months ended June 30, 2003 and June 30, 2002, and the percent changes from the 2002 periods to the 2003 periods:

	For the Three Months Ended June 30		% Increase/ (Decrease)	For the Six Months Ended June 30		% Increase/ (Decrease)

(Dollars in thousands)	2003	2002		2003	2002

Client investment fees	$6,034	$7,774	(22.4)%	$12,366	$16,412	(24.7)%
Corporate finance fees	4,641	4,424	4.9	8,785	7,386	18.9
Letter of credit and foreign exchange income	3,128	3,575	(12.5)	6,631	7,352	(9.8)
Deposit service charges	3,245	2,294	41.5	6,121	4,530	35.1
Disposition of client warrants	1,051	681	54.3	3,013	807	273.4
Credit Card Fees	988	239	313.4	2,034	348	484.5
Investment losses	(3,839)	(2,001)	91.9	(8,544)	(4,598)	85.8
Other	2,257	1,868	20.8	4,545	3,518	29.2
Total noninterest income	$17,505	$18,854	(7.2)%	$34,951	$35,755	(2.2)%

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

Noninterest Expense

Noninterest expense in the second quarter of 2003 increased 37.1% from the $49.0 million incurred in the 2002 second quarter.  Noninterest expense in the first half of 2003 increased 27.0% from the $92.3 million incurred in the comparable prior year period.  This increase was primarily due to a goodwill impairment charge of $17.0 million ($11.0 million net of tax or $0.30 per diluted common share for the quarter ended June 30, 2003) incurred in the second quarter of 2003.  The following table presents the detail of noninterest expense and the percent changes for the current year period compared to the prior year period:

	For the Three Months Ended June 30,		% Increase/ (Decrease)
	2003	2002
(Dollars in thousands)	Amount	Amount

Compensation and benefits	$29,272	$28,821	1.6%
Impairment of goodwill	17,000	—	—
Net occupancy	4,103	6,433	(36.2)
Professional services	3,985	4,367	(8.7)
Furniture and equipment	2,710	1,571	72.5
Business development and travel	2,296	1,933	18.8
Data processing services	1,392	918	51.6
Correspondent bank fees	1,094	608	79.9
Telephone	857	701	22.3
Tax credit funds amortization	716	836	(14.4)
Postage and supplies	632	792	(20.2)
Trust preferred securities distributions	313	746	(58.0)
Other	2,833	1,292	119.3
Total noninterest expense	$67,203	$49,018	37.1%

	For the Six Months Ended June 30,		% Increase/ (Decrease)
	2003	2002
(Dollars in thousands)	Amount	Amount

Compensation and benefits	$60,704	$53,749	12.9%
Impairment of goodwill	17,000	—	—
Net occupancy	8,505	10,951	(22.3)
Professional services	7,424	7,403	0.3
Furniture and equipment	4,904	3,667	33.7
Business development and travel	3,912	4,056	(3.6)
Data processing services	2,483	1,783	39.3
Correspondent bank fees	2,134	1,315	62.3
Telephone	1,635	1,602	2.1
Tax credit funds amortization	1,431	1,286	11.3
Postage and supplies	1,216	1,575	(22.8)
Trust preferred securities distributions	594	1,571	(62.2)
Other	5,369	3,378	58.9
Total noninterest expense	$117,311	$92,336	27.0%

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

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	June 30, 2003	December 31, 2002
Nonperforming assets:
Nonaccrual loans	$16,674	$20,411
Total nonperforming assets	$16,674	$20,411

Nonperforming loans as a percentage of total gross loans	0.8%	1.0%
Nonperforming assets as a percentage of total assets	0.4%	0.5%

Allowance for loan losses:	$69,500	$70,500
As a percentage of total gross loans	3.5%	3.4%
As a percentage of nonaccrual loans	416.8%	345.4%
As a percentage of nonperforming loans	416.8%	345.4%

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

Both Silicon Valley Bancshares and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well capitalized depository institution as of June 30, 2003, and December 31, 2002.  Capital ratios for Silicon Valley Bancshares are set forth below:

	June 30, 2003	December 31, 2002
Silicon Valley Bancshares:
Total risk-based capital ratio	14.6%	16.0%
Tier 1 risk-based capital ratio	10.1%	14.8%
Tier 1 leverage ratio	9.9%	13.9%

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