Form 10-Q
period 2003-09-30
SILICON VALLEY BANCSHARES
filed 2003-11-14
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒  No ☐

At October 31, 2003, 34,729,225 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	September 30, 2003	December 31, 2002

Assets:
Cash and due from banks	$229,001	$239,927
Federal funds sold and securities purchased under agreement to resell	476,949	202,662
Investment securities	1,522,084	1,535,694
Loans, net of unearned income	1,911,932	2,086,080
Allowance for loan losses	(67,500)	(70,500)
Net loans	1,844,432	2,015,580
Premises and equipment	15,036	17,886
Goodwill	83,548	100,549
Accrued interest receivable and other assets	88,766	70,883
Total assets	$4,259,816	$4,183,181

Liabilities, minority interest, and stockholders’ equity:
Liabilities:
Deposits:
Noninterest-bearing demand	$1,875,684	$1,892,125
NOW	21,586	21,531
Money market	1,113,983	933,255
Time	461,073	589,216
Total deposits	3,472,326	3,436,127
Short-term borrowings	9,054	9,127
Other liabilities	82,251	47,550
Long-term debt	154,377	17,397
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	38,731	—
Total liabilities	3,756,739	3,510,201

Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (trust preferred securities)	—	39,472
Minority interest	47,971	43,158
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 34,595,541 and 40,578,093 shares outstanding at September 30, 2003 and December 31, 2002, respectively	35	41
Additional paid-in capital	5,453	99,979
Retained earnings	437,428	476,610
Unearned compensation	(1,411)	(652)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	13,601	14,372
Total stockholders’ equity	455,106	590,350
Total liabilities, minority interest, and stockholders’ equity	$4,259,816	$4,183,181

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Interest income:
Loans	$36,440	$39,382	$112,410	$117,359
Investment securities	12,107	11,877	34,223	41,160
Federal funds sold and securities purchased under agreement to resell	1,204	1,251	3,163	2,087
Total interest income	49,751	52,510	149,796	160,606
Interest expense:
Deposits	2,196	3,848	7,036	12,908
Other borrowings	1,281	476	1,808	1,437
Total interest expense	3,477	4,324	8,844	14,345
Net interest income	46,274	48,186	140,952	146,261
Provision for loan losses	(7,449)	2,630	(2,903)	2,849
Net interest income after provision for loan losses	53,723	45,556	143,855	143,412
Noninterest income:
Client investment fees	5,793	7,416	18,159	23,828
Corporate finance fees	2,737	1,176	11,522	8,562
Letter of credit and foreign exchange income	3,419	4,354	10,050	11,706
Deposit service charges	3,567	2,253	9,688	6,783
Income from client warrants	1,518	443	4,531	1,250
Credit card fees	638	573	2,672	922
Investment gains (losses)	1,317	(2,063)	(7,227)	(6,661)
Other	2,351	2,111	6,896	5,628
Total noninterest income	21,340	16,263	56,291	52,018
Noninterest expense:
Compensation and benefits	32,472	27,246	93,176	80,995
Impairment of goodwill	—	—	17,000	—
Net occupancy	4,614	4,459	13,119	15,410
Professional services	2,378	4,613	9,802	12,016
Furniture and equipment	2,654	2,316	7,558	5,983
Business development and travel	1,874	1,872	5,786	5,928
Data processing services	926	1,199	3,409	2,982
Correspondent bank fees	1,075	754	3,209	2,068
Telephone	707	766	2,342	2,368
Tax credit fund amortization	712	835	2,143	2,121
Postage and supplies	590	678	1,806	2,253
Trust preferred securities distributions	—	334	594	1,905
Other	802	1,026	6,171	4,405
Total noninterest expense	48,804	46,098	166,115	138,434
Minority interest	7	2,300	6,251	5,537
Income before income taxes	26,266	18,021	40,282	62,533
Income tax expense	8,837	4,925	13,011	21,092
Net income	$17,429	$13,096	$27,271	$41,441
Net income per common share - basic	$0.51	$0.30	$0.74	$0.92
Net income per common share - diluted	$0.49	$0.29	$0.72	$0.90

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income	$17,429	$13,096	$27,271	$41,441

Other comprehensive income (loss), net of tax:
Change in unrealized gains on available-for-sale investments:
Unrealized holding gains	2,425	3,056	2,296	5,762
Reclassification adjustment for gains included in net income	(1,007)	(322)	(3,067)	(828)
Other comprehensive income (loss), net of tax	1,418	2,734	(771)	4,934
Comprehensive income	$18,847	$15,830	$26,500	$46,375

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
(Dollars in thousands)	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net income	$27,271	$41,441
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	17,000	—
Provision for loan losses	(2,903)	2,849
Minority interest	(6,251)	(5,537)
Depreciation and amortization	5,641	5,277
Net loss on available for sale securities	7,227	6,661
Net gains on disposition of client warrants	(4,531)	(1,250)
Changes in other assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,044)	4,615
Decrease in taxes receivable	—	12,856
Increase in taxes payable	3,007	—
Increase in accrued retention, warrant, and other incentive plans	7,512	3,491
Other, net	13,839	4,862
Net cash provided by operating activities	66,768	75,265
Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	1,580,656	2,523,476
Proceeds from sales of investment securities	11,248,631	24,406
Purchases of investment securities	(12,822,891)	(2,034,120)
Net decrease (increase) in loans	156,771	(141,745)
Proceeds from recoveries of charged-off loans	16,734	21,079
Purchases of premises and equipment	(2,791)	(2,938)
Net cash provided by investing activities	177,110	390,158
Cash flows from financing activities:
Net increase (decrease) in deposits	36,199	(285,587)
Decrease in short-term borrowings	—	(32,145)
Decrease in long-term debt	(8,631)	(8,429)
Proceeds from issuance of convertible notes and warrants, net of issuance costs and convertible note hedge	123,493	—
Capital contributions from minority interest participants	10,012	9,730
Proceeds from issuance of common stock	6,502	8,169
Repurchases of common stock	(148,092)	(63,661)
Net cash provided (used) by financing activities	19,483	(371,923)
Net increase in cash and cash equivalents	263,361	93,500
Cash and cash equivalents at January 1,	442,589	440,532
Cash and cash equivalents at September 30,	$705,950	$534,032
Supplemental disclosures:
Interest paid	$9,049	$14,716
Income taxes paid	$14,626	$6,799

See notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Silicon Valley Bancshares and its subsidiaries (the “Company”) offers its clients financial products and services including commercial, investment, merchant and private banking, and private equity services, as well as value-added services using its knowledge and networks.  Silicon Valley Bancshares is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California.  The Bank serves more than 9,500 clients across the country, through its 28 regional offices.  The Bank has 13 offices throughout California and operates regional offices across the country, including Arizona, Colorado, Florida, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington.  The Bank serves emerging growth and mature companies in the technology and life sciences markets, as well as the premium wine industry.  Merger, acquisition, private placement and corporate partnering services are provided through its wholly-owned investment banking subsidiary, Alliant Partners (“Alliant”), whose offices are in Northern California and Boston.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America.  Certain reclassifications have been made to the Company’s 2002 interim consolidated financial statements to conform to the 2003 presentations.  Such reclassifications had no effect on the results of operations or stockholders’ equity.

Descriptions of the significant accounting policies of the Company are included in Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K.  As of September 30, 2003, there have been no significant changes to these policies, except as included herein.

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

Interim Consolidated Financial Statements

In the opinion of Management, the interim Consolidated Financial Statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s consolidated financial position at September 30, 2003, the interim results of its operations for the three and nine months ended September 30, 2003 and September 30, 2002 and interim cash flow for the nine months ended September 30, 2003 and September 30, 2002. The December 31, 2002, Consolidated Balance Sheet was derived from audited financial statements.  Certain information and footnote disclosures normally presented have been omitted from this report. The results of operations for the three and nine months ended September 30, 2003, may not necessarily be indicative of the Company’s operating results for the full year.  The interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s 2002 Annual Report on Form 10-K.

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

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option.  SFAS No. 123 as amended by SFAS No. 148 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

A comparison of reported and pro-forma net income, including effects of expensing stock options, follows.

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)

Net income, as reported	$17,429	$13,096	$27,271	$41,441
Add: Stock-based compensation expense included in reported net income, net of tax	103	130	494	529
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(3,134)	(4,171)	(11,682)	(14,243)
Net income, pro-forma	$14,398	$9,055	$16,083	$27,727

Basic income per share:
As reported	$0.51	$0.30	$0.74	$0.92
Pro-forma	0.40	0.21	0.44	0.64
Diluted income per share:
As reported	0.49	0.29	0.72	0.90
Pro-forma	0.40	0.21	0.45	0.65

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

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (VIE).”  It defined a VIE as a corporation, partnership, trust, or any other legal structure used for a business purpose that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  This interpretation will require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual return.  The interpretation states that if a VIE was acquired before February 1, 2003, the Company is required to disclose the impact of the VIE in its interim and annual financial statements beginning after June 15, 2003.  However, if it is reasonably possible that the Company will consolidate or disclose information about a VIE when this interpretation becomes effective, then the Company is required to disclose the nature, purpose, size, activities, and it’s maximum exposure to loss as a result of its investment with that VIE in its financial statements issued after January 31, 2003 regardless of the date on which the VIE was created.

In October 2003, FASB Staff Position FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” delayed the implementation date of Interpretation No. 46 for VIEs that existed prior to February 1, 2003, provided that the reporting entity has not issued financial statements reporting the variable interest entities in accordance with Interpretation No. 46.  The Company is required to complete its evaluation of VIEs and consolidate those VIEs where the Company is a primary beneficiary, in its financial statements issued for the interim and annual periods ending after December 15, 2003.  As of September 30, 2003, the Company has not consolidated any VIEs in its financial statements per FIN 46.  The Company does not expect implementation of FIN 46 to have a significant impact on its results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to amend and provide clarification on the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003.  This statement will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist.  The adoption of SFAS No. 149 has had no material impact on the Company’s results of operations or financial condition.

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

As of September 30, 2003, the Company had $38.7 million in “Company Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures,” or 8.25% Trust Preferred Securities outstanding.  Beginning in the quarter ended September 30, 2003, under SFAS No. 150, the 8.25% Trust Preferred Securities were classified under the liabilities section of the Consolidated Balance Sheet and 8.25% Trust Preferred Securities distribution expense was classified under interest expense on the Consolidated Statements of Income.  Prior to adoption of SFAS No. 150, these securities were classified between the liability and equity sections of the Company’s Interim Consolidated Balance Sheets, and their related expense was classified as noninterest expense on the Company’s Interim Consolidated Statements of Income, under the heading “Trust preferred securities distributions.”  Other than the aforementioned reclassification, SFAS No. 150 did not have a material impact on the Company’s results of operations or financial condition.

2.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2003 and 2002:

	For the three months ended September 30,			For the nine months ended September 30,
(Dollars and shares in thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount

2003:
Basic EPS:
Income available to common stockholders	$17,429	34,205	$0.51	$27,271	36,661	$0.74
Effect of dilutive securities:
Stock options and restricted stock	—	1,143	—	—	970	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$17,429	35,348	$0.49	$27,271	37,631	$0.72

2002:
Basic EPS:
Income available to common stockholders	$13,096	43,993	$0.30	$41,441	44,849	$0.92
Effect of dilutive securities:
Stock options and restricted stock	—	895	—	—	1,242	—
Diluted EPS:
Income available to common stockholders plus assumed conversions	$13,096	44,888	$0.29	$41,441	46,091	$0.90

3.  Investment Securities

The detailed composition of the Company’s available-for-sale and non-marketable investment securities is presented as follows:

(Dollars in thousands)	September 30, 2003	December 31, 2002

Available-for-sale securities, at fair value	$1,428,800	$1,444,231
Non-marketable investment securities:
Federal Reserve Bank stock and tax credit funds	24,579	25,649
Federal Home Loan Bank stock	2,979	2,172
Venture capital fund investments	50,961	46,822
Private equity investments	14,765	16,820
Total investment securities	$1,522,084	$1,535,694

The following tables present the carrying value of the Company’s non-marketable venture capital and other private equity investments at and for the nine months ended September 30, 2003.  For the carrying value of the Company’s non-marketable venture capital and other private equity investments at and for the year ended December 31, 2002, please refer to Item 7. Management’s Discussion and Analysis of Financial Condition (Critical Accounting Policies — Non-Marketable Equity Securities) in the Company’s 2002 Annual Report on Form 10-K.

	(As consolidated)
	Wholly-Owned Equity Investments		Managed Funds Activities
	Venture Capital Funds	Other Private Equity	Silicon Valley BancVentures, L.P.	SVB Strategic Investors Fund, L.P.		Total
	(Dollars in thousands)

Fund size	—	—	$56,100	$121,800	*	$177,900
Commitments	$59,255	$15,668	17,423	99,864		192,210
Capital investment	39,236	15,668	17,423	40,175		112,502
Carrying value (1)(2)	24,790	3,723	11,042	26,171		65,726
Net investment losses	(2,347)	714	(1,716)	(3,650)		(6,999)

	(The Company’s ownership interest)
	Wholly-Owned Equity Investments		Managed Funds Activites
	Venture Capital Funds	Other Private Equity	Silicon Valley BancVentures, L.P.	SVB Strategic Investors Fund, L.P.		Total
	(Dollars in thousands)

Commitments	$59,255	$15,668	$6,000	$13,500	*	$94,423
Capital investment	39,236	15,668	2,280	4,860		62,044
Carrying value (1)(2)	24,790	3,723	1,181	2,901		32,595
Net investment losses	(2,347)	714	(183)	(405)		(2,221)
Management fee revenue	—	—	812	741		1,553

(1)                    Non-marketable venture capital fund investments included $26.2 million and $22.1 million related to SVB Strategic Investors Fund, L.P., at September 30, 2003, and December 31, 2002, respectively.  The Company has a controlling ownership interest of 11.1% in the fund.  The Company’s ownership interest in non-marketable venture capital fund investments was $27.7 million and $27.2 million as of September 30, 2003 and December 31, 2002, respectively.

(2)                    Non-marketable private equity investments included $11.0 million and $10.0 million related to Silicon Valley BancVentures, L.P., at September 30, 2003, and December 31, 2002, respectively.  The Company has a controlling ownership interest of 10.7% in the fund.  The Company’s ownership interest in non-marketable other private equity investments was $4.9 million and $7.9 million as of September 30, 2003, and December 31, 2002, respectively.

*                           Effective January 1, 2003, SVB Strategic Investors Fund, L.P. reduced the total capital that can be called from $135.3 million to $121.8 million as a result of the reductions in the size of the underlying venture capital fund investments.  Thus, the Company’s committed capital that can be called was reduced from $15.0 million to $13.5 million.

4.  Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $12.3 million and $11.8 million, at September 30, 2003, and December 31, 2002, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2003	December 31, 2002

Commercial	$1,640,237	$1,756,182
Real estate construction	48,501	43,178
Real estate term	39,422	56,190
Consumer and other	183,772	230,530
Total loans	$1,911,932	$2,086,080

The activity in the allowance for loan losses for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2003	2002	2003	2002

Beginning balance	$69,500	$76,000	$70,500	$72,375
Provision for loan losses	(7,449)	2,630	(2,903)	2,849
Loans charged off	(3,431)	(7,713)	(16,831)	(22,502)
Recoveries	8,880	2,883	16,734	21,078
Ending balance	$67,500	$73,800	$67,500	$73,800

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $12.6 million and $20.3 million at September 30, 2003, and September 30, 2002, respectively.  Allocations of the allowance for loan losses specific to impaired loans totaled $6.1 million at September 30, 2003, and $7.1 million at September 30, 2002.  Average impaired loans for the third quarter of 2003 and 2002 totaled $15.7 million and $18.2 million, respectively.

5.  Goodwill

The goodwill balance at September 30, 2003 and December 31, 2002 was $83.5 million and $100.5 million, respectively.  Substantially all of the Company’s goodwill pertains to the acquisition of Alliant Partners, and a minor portion relates to the acquisition of Woodside Asset Management, Inc.

In accordance with SFAS No. 142, the Company conducted its annual valuation analysis of the Woodside Asset Management, Inc. reporting unit during the third quarter of 2003.  Based on the results of this analysis, management concluded that the goodwill balance relating to Woodside Asset Management, Inc. was not impaired.

The Company conducted its annual valuation analysis of the Alliant Partners reporting unit as of the end of the second quarter of 2003.  The Company concluded at that time that it had an impairment of goodwill based on a market approach valuation and forecasted discounted cash flow analysis for that reporting unit.  As required by SFAS No.142 in measuring the goodwill impairment amount, the Company made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit.  Based on this allocation, the Company concluded that $17.0 million of the goodwill related to Alliant was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarter of 2003. Thus, the goodwill balance related to Alliant Partners was $81.6 million at September 30, 2003, reduced from $98.6 million at December 31, 2002.

6.  Short-term Borrowings and Long-term Debt

The following table represents the outstanding short-term borrowings and long-term debt at September 30, 2003 and December 31, 2002:

(Dollars in thousands)	Maturity	September 30, 2003	December 31, 2002

Short-term borrowings (1)	September 28, 2003	$—	$9,127
Short-term borrowings (1)	September 28, 2004	9,054	—
Long-term debt:
Long-term note payable (1)	September 28, 2004	—	8,844
Long-term note payable (1)	September 28, 2005	8,766	8,553
Convertible subordinated notes	June 15, 2008	145,611	—
Total long-term debt		$154,377	$17,397

(1)                    Relates to the acquisition of Alliant Partners and are payable to the former owners, who are now employed by the Company.  These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.  Refer to Note 2 (Business Combinations) to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K.

On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-US persons pursuant to Regulation S under the Securities Act.  The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company.  Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds.  At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of the Company’s common stock.  The Company filed a shelf registration statement with respect to the resale of the notes and the common stock issuable upon the conversion of the notes with the SEC on August 14, 2003.  The fair value of the convertible subordinated notes at September 30, 2003 was $149.5 million, based on quoted market prices.  The Company intends to repay the principal of the notes in cash.  Please see “Part 2. Other Information — Item 2. Changes in Securities and Use of Proceeds” for additional discussion.

Concurrent with the issuance of the convertible notes, the Company entered into convertible note hedge and warrant transactions with respect to its common stock, with the objective of limiting its exposure to potential dilution from conversion of the notes.  The terms and conditions of the convertible note hedge are disclosed in  “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 7 to the Interim Consolidated Financial Statements — Derivative Financial Instruments.”  The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in Emerging Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Under the warrant agreement, Credit Suisse First Boston LLC (the Counterparty) may purchase up to approximately 4.4 million shares of the Company’s common stock at $51.34 per share, upon the occurrence of conversion events.  The warrant transaction will expire on June 15, 2008.

The Company currently has available federal funds and lines of credit facilities totaling $120.0 million, which were unused at September 30, 2003.

7.  Derivative Financial Instruments

On May 15, 2003, the Company entered into a convertible note hedge agreement (purchased call option) with Credit Suisse First Boston LLC (the Counterparty) with respect to its common stock to limit its exposure to potential dilution from conversion of the $150.0 million principal amount of zero coupon convertible notes.  For information on the Company’s $150.0 million principal amount of zero coupon convertible notes, please see “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 6 to the Interim Consolidated Financial Statements — Short-term Borrowings and Long-term Debt.”  Upon the occurrence of conversion events, the Company has the right to purchase up to approximately 4.4 million of its common stock from the Counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008.  The Company has the option to settle any amounts due under the convertible hedge either in cash or net shares of common stock.  At September 30, 2003, the cost of the convertible note hedge was included in stockholders’ equity in accordance with the guidance in Emerging Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

Derivative instruments that the Company uses as a part of its interest rate risk management may include interest rate swaps, caps, and floors and forward contracts.  On June 3, 2002, the Company entered into a derivative agreement with a notional amount of $40.0 million.  The swap was called by the counterparty, Credit Suisse First Boston LLC, and accordingly was terminated effective June 23, 2003. The agreement hedged against the risk of changes in fair value associated with the Company’s $40.0 million, fixed rate, Trust Preferred Securities.  Changes in the fair value of the derivative agreement and the Trust Preferred Securities were primarily dependent on changes in market interest rates.

The swap met the criteria for the short cut treatment as defined in SFAS No. 133, thus, the benefit or expense was recorded in the period incurred.  This derivative agreement provided a benefit of $0.5 million for the nine months ended September 30, 2003, over the comparable prior year period.  The terms of the derivative agreement provided for quarterly receipt of a fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount.  The derivative agreement mirrored the terms of the Trust Preferred Securities and, therefore, could be called and effectively terminated by the counter-party anytime after June 15, 2003, upon a 40-day notification.  The Company assumed no ineffectiveness as the interest rate swap agreement met the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments.  As a result, changes in the fair value of the derivative agreement were offset by changes in the fair value of the Trust Preferred Securities, and no net gain or loss was recognized in earnings.

For the Company’s Foreign Exchange Contracts and Foreign Currency Option Contracts, see the Company’s 2002 Annual Report on Form 10-K.

8.  Operating Segments

The Company is organized into five lines of banking and financial services for management reporting: Commercial Banking, Merchant Banking, Investment Banking, Private Banking, and Other Business Services.  These operating segments are strategic units that offer different services to different clients.  They are managed separately because each segment appeals to different markets and, accordingly, requires different strategies.  The results of operating segments are based on the Company’s management reporting process, which assigns assets, liabilities, income, and expenses to the aforementioned operating segments.  This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting equivalent to generally accepted accounting principles.  The management reporting process measures the performance of operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  Changes in the management structure and/or the allocation process have resulted and may in the future result in changes in the Company’s allocation methodology as this process is under constant refinement.  In the event of such changes, results for prior periods have been and may be restated for comparability.  Results for the third quarter and first nine months of 2002 have been restated to reflect changes in the Company’s allocation methodology.

As of September 30, 2003, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments are: Commercial Banking, which is the principal operating segment of the Company, Merchant Banking, Investment Banking, and the remaining segments.

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

Segments included under Other include Private Banking and Other Business Services.  Private Banking provides a wide array of loan, personal asset management, mortgage services, trust and estate planning tailored for high-net-worth individuals.  It also provides investment advisory services to these clients through the Company’s Woodside Asset Management, Inc., subsidiary.  The Other Business Services unit provides Web-based business services and professional services.  Client Exchange™ is the Company’s online bulletin board, resume, and assets exchange service.  Segments included under Other also contain necessary adjustments to reconcile segment data to Interim Consolidated Financial Statements.

The Company’s primary source of revenue is from net interest income.  Thus, the Company’s segments are reported below using net interest income.  The Company also evaluates performance based on noninterest income and noninterest expense goals, which are also presented as measures of segment profit and loss.  The Company does not allocate income taxes to the segments.

	Commercial Banking	Merchant Banking	Investment Banking	Other	Total
	(Dollars in thousands)

Third quarter of 2003
Net interest income	$37,533	$2,853	$—	$5,888	$46,274
Provision for loan losses (1)	(5,448)	—	—	(2,001)	(7,449)
Noninterest income (2)	14,056	3,716	2,737	831	21,340
Noninterest expense (3)	34,676	4,270	2,615	7,243	48,804
Minority interest	—	461	—	(454)	7
Income before income taxes	22,361	2,760	122	1,023	26,266

Total average loans	1,460,829	54,289	—	222,669	1,737,787
Total average assets (4)	2,959,066	562,589	93,821	492,802	4,108,278
Total average deposits	2,661,014	538,970	—	157,998	3,357,982

Third quarter of 2002
Net interest income	$37,534	$2,622	$—	$8,030	$48,186
Provision for loan losses (1)	4,801	—	—	(2,171)	2,630
Noninterest income (loss) (2)	14,856	1,621	1,236	(1,450)	16,263
Noninterest expense (3)	34,928	3,522	1,742	5,906	46,098
Minority interest	—	521	—	1,779	2,300
Income (loss) before income taxes	12,661	1,242	(506)	4,624	18,021

Total average loans	1,550,618	65,577	—	192,067	1,808,262
Total average assets (4)	2,759,738	482,068	182,911	338,927	3,763,644
Total average deposits	2,358,128	443,574	—	130,874	2,932,576

First nine months of 2003
Net interest income	$114,337	$8,969	$—	$17,646	$140,952
Provision for loan losses (1)	(93)	—	—	(2,810)	(2,903)
Noninterest income (loss) (2)	41,754	5,894	11,522	(2,879)	56,291
Noninterest expense (3)	105,491	13,028	25,840	21,756	166,115
Minority interest	—	1,519	—	4,732	6,251
Income (loss) before income taxes	50,693	3,354	(14,318)	553	40,282

Total average loans	1,505,375	70,772	—	229,690	1,805,837
Total average assets (4)	2,861,878	527,081	102,508	473,784	3,965,251
Total average deposits	2,563,827	503,462	—	151,773	3,219,062

First nine months of 2002
Net interest income	$115,803	$7,992	$—	$22,466	$146,261
Provision for loan losses (1)	1,206	—	—	1,643	2,849
Noninterest income (loss) (2)	46,966	2,421	8,622	(5,991)	52,018
Noninterest expense (3)	103,426	9,993	7,267	17,748	138,434
Minority interest	—	1,557	—	3,980	5,537
Income before income taxes	58,137	1,977	1,355	1,064	62,533

Total average loans	1,500,790	60,173	—	175,385	1,736,348
Total average assets (4)	2,843,872	492,166	179,041	361,611	3,876,690
Total average deposits	2,442,262	453,672	—	160,570	3,056,504

(1)          For operating segment reporting purposes, the Company reports net charge-offs as the provision for loan losses.  Thus, the Other segment includes $(2.0) million and $(2.4) million for the three-month periods ended September 30, 2003 and September 30, 2002, respectively, and includes $(3.0) million and $1.4 million for the nine-month periods ended September 30, 2003 and September 30, 2002, respectively, which represent the difference between net charge-offs and the provision for loan losses.

(2)          Noninterest income presented in the Merchant Banking segment included warrant income of $1.5 million and $0.4 million, for the three months ended September 30, 2003 and September 30, 2002, respectively and $4.5 million and $1.3 million, for the nine months ended September 30, 2003 and September 30, 2002, respectively.

(3)          Commercial Banking segment included depreciation and amortization of $0.3 million and $0.3 million for the three months ended September 30, 2003 and September 30, 2002, and $1.0 million and $0.9 million for the nine months ended September 30, 2003 and 2002.

(4)          Total average assets equals the greater of total average loans or the sum of total average deposits and total average stockholders’ equity for each segment.  Certain adjustments are included in the Other segment to reconcile segment assets to total average assets reported on a consolidated basis.  Total average assets presented in the Investment Banking segment included goodwill primarily related to the Alliant acquisition of $81.6 million and $98.6 million at September 30, 2003 and September 30, 2002, respectively.

9.  Common Stock Repurchase

$100.0 million share repurchase program authorized by the Board of Directors on September 16, 2002

From its inception through its termination on May 7, 2003, the Company repurchased 5.2 million shares of common stock totaling $94.3 million in conjunction with the $100.0 million share repurchase program.

$160.0 million share repurchase program authorized by the Board of Directors on May 7, 2003

On May 7, 2003, the Company’s board of directors authorized an additional stock repurchase program of up to $160.0 million.  This program became effective immediately and replaced previously announced stock repurchase programs.  Under this program, the Company repurchased in aggregate 4.5 million shares of common stock totaling $113.2 million as of September 30, 2003.  The Company did not repurchase any shares during the third quarter of 2003.  On May 20, 2003, the Company purchased 1.3 million shares of common stock for approximately $33.4 million in conjunction with the convertible note offering.  Additionally, during the second quarter of 2003, the Company entered into an accelerated stock repurchase agreement (ASR) for approximately 3.2 million shares at an initial price of $79.9 million.  The Company completed its settlement obligations under this ASR agreement in the third quarter of 2003.  The terms of this ASR are substantially the same as ASR agreements entered into in January 2003 and November 2002.  (See “Item 8. Consolidated Financial Statements and Supplementary Data — Note 15 to the Consolidated Financial Statements — Common Stock Repurchases” in the Company’s 2002 Annual Report on Form 10-K, for terms of the ASR.)

10. Obligations Under Guarantees

The Company provides guarantees related to financial and performance standby letters of credit issued to its clients to enhance their credit standings and enable them to complete a wide variety of business transactions.  Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment by a client to a third party (beneficiary).  Financial standby letters of credit are primarily used to support many types of domestic and international payments.  Performance standby letters of credit are issued to guarantee the performance of a client to a third party when certain specified future events have occurred.  Performance standby letters of credit are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices.  These standby letters of credit have fixed expiration dates and generally require a fee paid by a client at the time the Company issues the commitment.  Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period.

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

The table below summarizes the Company’s standby letter of credits at September 30, 2003.  The maximum potential amount of future payments represents the amount that could be lost under the standby letter of credits if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires in one year or less	Expires after one year	Total amount outstanding	Maximum amount of future payments
	(dollars in thousands)

Financial standby	$519,460	$55,036	$574,496	$574,496
Performance standby	5,130	1,127	6,257	6,257
Total	$524,590	$56,163	$580,753	$580,753

At September 30, 2003, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $2.8 million.  At September 30, 2003, cash collateral available to the Company to reimburse losses under financial and performance standby letters of credits was $271.2 million.

11. Subsequent Events

On October 30, 2003, the Company issued $50.0 million in cumulative Trust Preferred Securities through a newly formed special-purpose trust, SVB Capital II. The trust is a wholly-owned consolidated subsidiary of the Company and its sole assets are the junior subordinated deferrable interest debentures issued by the Company in connection with the issuance of Trust Preferred Securities.  Distributions are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the stated liquidation amount of $25 per preferred security.  The obligations of the trust are fully and unconditionally guaranteed, on a subordinated basis, by the Company.  The Trust Preferred Securities are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent of any earlier redemption of any debentures by the Company.  The Company may redeem the debentures prior to maturity in whole or in part, at its option, at any time on or after October 30, 2008.  In addition, the Company may redeem the debentures, in whole but not in part, prior to October 30, 2008 upon the occurrence of certain events.  Issuance costs of $2.1 million related to the trust preferred securities were deferred and are being amortized over the period until mandatory redemption of the securities in October 2033.  The Company intends to use the net proceeds to redeem approximately $40.0 million of its exiting 8.25% junior subordinated debentures, which are held by SVB Capital I.  The remaining net proceeds may also be used for general corporate purposes, which may include, investment in, or extension of credit to, its subsidiaries.

Please see the section under Recent Accounting Pronouncements, of  “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 1 to the Interim Consolidated Financial Statements —Summary of Significant Accounting Policies,” for the impact of adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

On October 30, 2003, the Company entered into an interest rate swap agreement with a notional amount of $50.0 million.  This agreement hedges against the risk of changes in fair values associated with the Company’s $50.0 million, fixed rate, Trust Preferred Securities.  The terms of this interest rate swap agreement provide for quarterly receipt of 7.0% fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $50.0 million notional amount.  The swap agreement mirrors the terms of the Trust Preferred Securities and therefore is callable by the counter-party anytime after October 30, 2008.  The Company assumes no ineffectiveness as the swap agreement meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the swap are offset by changes in the fair value of the Trust Preferred Securities, and no net gain or loss is recognized in earnings.

On October 30, 2003, the Company’s wholly-owned subsidiary, SVB Capital I, called for redemption on December 1, 2003 all of its existing 8.25% Junior Subordinated Deferrable Interest Debentures (“Debentures”) due 2028.  SVB Capital I will use the proceeds from the redemption of the Debentures to redeem its Trust Preferred Securities and it will also redeem its common equity held by Silicon Valley Bancshares.  SVB Capital I had approximately $40.0 million in aggregate liquidation amount of 8.25% Trust Preferred Securities outstanding at September 30, 2003.

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

This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Our senior management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media, and others.  Forward-looking statements are statements that are not historical facts.  Broadly speaking, forward-looking statements include, without limitation:

•                  Projections of our revenues, income, earnings per share, cash flows, balance sheet, capital expenditures, capital structure or other financial items;

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

In this report, we make forward-looking statements discussing our management’s expectations about:

•                  Liquidity and timing of liquidity of equity securities in our warrant, direct equity and venture capital fund portfolios;

•                  Our ability to minimize the impact to our financial performance from changes in market interest rates;

•                  The concentration of relatively higher-yielding, higher-quality securities in our investment portfolio;

•                  Our ability to reduce the rates paid on interest-bearing deposits;

•                  Our ability to embed minimum interest rate “floors” in loan agreements with our clients;

•                  Level of average loan balances;

•                  Development of our later-stage corporate technology efforts;

•                  Future level of market interest rates;

•                  Future net interest margin;

•                  Impact to our earnings of future increases in market interest rates;

•                  Expected increase in volume of investment advisory services;

•                  Volatility and growth of future revenues of Alliant Partners;

•                  Expected write-downs of equity investments;

•                  Asset growth;

•                  Credit risks;

•                  Adequacy of capital leverage ratios;

•                  Relative cost of funds raised through our real estate investment trust;

•                  Significance of retained earnings as a source of capital and liquidity;

•                  Future use of excess capital; and

•                  Level of liquid assets as a percentage of total deposits.

You can identify these and other forward-looking statements by the use of words such as “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or the negative of such words, or comparable terminology.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our beliefs as well as our assumptions, and such expectations may prove to be incorrect.  Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements.

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the text under the caption “Risk Factors” included in page 11 through 16 of our registration statement on Form S-3/A, as filed with the Securities and Exchange Commission on October 21, 2003, and Item 7A of our 2002 Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 5, 2003.  We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis.  All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements included in this filing are made only as of the date of this filing.  We do not intend, and undertake no obligation, to update these forward-looking statements.

Certain reclassifications have been made to prior years results to conform with 2003 presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Critical Accounting Policies

Marketable Equity Securities

Our investments in marketable equity securities include:

•                  Unexercised warrants for shares of publicly-traded companies.  Equity securities in our warrant, direct equity, and venture capital fund portfolios generally become marketable when a portfolio company completes an initial public offering on a publicly-reported market, or is acquired by a publicly-traded company.

•                  Investments in shares of publicly-traded companies

•                  Taurus Growth Partners, L.P. and Libra Partners, L.P. — Marketable equity securities relating to these entities totaled approximately $8.0 million at September 30, 2003.  We have a controlling ownership interest of less than 1% in each of these funds.  Both entities are California limited partnerships, and were formed to acquire, purchase, invest in, hold for investment, own, exchange, assign, sell or otherwise dispose of, trade in, lend, lease, mortgage, pledge and otherwise deal in securities and other investment vehicles, including without limitation, various equity and fixed income security instruments.

Our merchant banking marketable warrant and equity securities totaled $6.1 million at September 30, 2003 and $0.8 million at December 31, 2002.  These instruments are classified as available-for-sale and are accounted for at fair value.  We recognized income from client warrants in our consolidated statements of income of $1.5 million and $4.5 million for the three and nine months ended September 30, 2003, and $0.4 million and $1.3 million for the respective periods ended September 30, 2002.

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

3.               If we possess a warrant that can be net cash settled, then the warrant meets the definition of a derivative instrument.  Changes in fair value of such derivative instruments are recognized as securities gains or losses in our consolidated statements of income.

Notwithstanding the foregoing, a decline in the fair value of any of these securities that is considered other than temporary is recorded in our consolidated statements of income in the period the impairment occurs.  The cost basis of the underlying security is written down to fair value as a new cost basis.

We consider our marketable equity securities accounting policies to be critical, as the timing and amount of income, if any, from these instruments typically depend upon factors beyond our control.  These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, fluctuations in the market prices of the underlying capital stock of these companies, and legal and contractual restrictions on our ability to sell the underlying securities.  We are typically contractually precluded from taking steps to secure the current unrealized gains of $5.1 million associated with our warrant portfolio.  Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying capital stock of these companies.

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

Non-marketable venture capital fund investments and other direct private equity investments wholly-owned by Silicon totaled $28.5 million at September 30, 2003 and $31.6 million at December 31, 2002 (excluding our ownership interest in our managed funds, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., which are described below.)  We record these investments on a cost basis as our interests are considered minor because we own less than 5% of the company and have no influence over the companys’ operating and financial policies.  Our cost basis in each investment is reduced by returns until the cost basis of the individual investment is fully recovered.  Returns in excess of the cost basis are recorded as investment gains in noninterest income.

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

Investments held by Silicon Valley BancVentures, L.P. totaled $11.0 million at September 30, 2003 and $10.0 million at December 31, 2002 and are recorded at fair value using investment accounting rules.  The investments consist of stock in private companies that are not traded on a public market and are subject to restrictions on resale.  These investments are carried at estimated fair value as determined by the general partner, Silicon Valley BancVentures, Inc.  The valuation generally remains at cost until such time that there is significant evidence of a change in values based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. Silicon Valley BancVentures, Inc. is owned and controlled by Silicon and has an ownership interest of 10.7% in Silicon Valley BancVentures, L.P.  Therefore, Silicon Valley BancVentures, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated statements of income.  The portion of any gains or losses belonging to the limited partners is reflected in minority interest and adjusts Silicon’s income to its percentage ownership.

The SVB Strategic Investors Fund, L.P. portfolio consists primarily of investments in venture capital funds.  The investments in venture capital funds totaled $26.2 million at September 30, 2003 and $22.1 million at December 31, 2002, and are recorded at fair value using investment accounting rules.  The carrying value of the investments is determined by the general partner, SVB Strategic Investors, LLC, based on the percentage of SVB Strategic Investors Fund, L.P.’s interest in the total fair market value as provided by each venture capital fund investment.  SVB Strategic Investors, LLC generally utilizes the fair values assigned to the underlying portfolio investments by the management of the venture capital funds.  The estimated fair value of the investments is determined after giving consideration to the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information.  SVB Strategic Investors, LLC, is owned and controlled by Silicon and has an ownership interest of 11.1% in SVB Strategic Investors Fund, L.P.  Therefore, SVB Strategic Investors Fund, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in our consolidated statements of income.  The limited partner’s share of any gains or losses is reflected in minority interest and adjusts Silicon’s income to its percentage ownership.

Please refer to “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 3 to the Consolidated Financial Statements — Investments,” for the carrying value of our non-marketable venture capital and other private equity investments at September 30, 2003.

We consider our non-marketable equity securities accounting policies to be critical, as the timing and amount of gain or losses, if any, from these instruments depend upon factors beyond our control.  These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities.  Therefore, we cannot predict future gains or losses with any degree of accuracy and any gains or losses are likely to vary materially from period to period.  In addition, the valuation of non-marketable equity securities included in our financial statements at September 30, 2003 represents our best interpretation of the underlying equity securities performance at that time.  Because of the inherent uncertainty of valuations, the estimated values of these securities may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.  Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future.

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

In addition to risk-rating every loan in our portfolio, our management concluded that our allowance for loan and lease losses at September 30, 2003 was appropriate in consideration of the following factors:

(1)          The past due and nonaccrual loans are performing at satisfactory levels

(2)          A decreased risk of loan losses resulting from client instigated corporate fraud, due to the enforcement of recent government corporate governance regulations

(3)          An increase of $43.5 million in our year-to-date average loan balances between December 31, 2002 and September 30, 2003.

(4)          Economic uncertainty.

(5)          Weakness in venture capital fund investment into our clients in our core industry sectors

We consider our allowance for loan losses at September 30, 2003 to be adequate but not excessive and to be our best estimate using the historical loan loss experience and our perception of variables potentially leading to deviation from the historical loss experience.  However, future changes in circumstances, economic conditions or other factors could cause us to increase or decrease the allowance for loan losses as deemed necessary. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to make adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examination.

Goodwill

As discussed in Note 1 (Significant Accounting Policies) to the Consolidated Financial Statements in the Company’s 2002 Annual Report on Form 10-K, we account for intangibles in accordance with the provisions of Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets.”  Under this standard, we are required to test intangible assets identified as having an indefinite useful life for impairment on an annual basis.

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

We conducted our annual valuation analysis of the Alliant Partners reporting unit as of the end of the second quarter of 2003. We concluded at that time that we had an impairment of goodwill based on our market approach valuation and forecasted discounted cash flows for that reporting unit.  As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting units. Based on this allocation, we concluded that $17.0 million of the related goodwill was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarter of 2003. Thus the goodwill balance related to Alliant Partners was reduced from $98.6 million at December 31, 2002 to $81.6 million at September 30, 2003.

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

Earnings Summary

We reported net income of $17.4 million, or $0.49 per diluted common share, for the third quarter of 2003, compared with net income of $13.1 million, or $0.29 per diluted common share, for the third quarter of 2002.  Net income totaled $27.2 million, or $0.72 per diluted common share, for the nine months ended September 30, 2003, versus $41.4 million or $0.90 per diluted common share, for the respective 2002 period.  The annualized return on average assets (ROA) was 1.7% in the third quarter of 2003 compared with 1.4% in the third quarter of 2002.  The annualized return on average equity (ROE) for the third quarter of 2003 was 16.0%, compared with 8.2% in the third quarter of 2002.  For the first nine months of 2003, ROA was 0.9% and ROE was 7.2% versus 1.4% and 8.6%, respectively for the comparable prior year period.

The major components of net income and changes in these components are summarized in the following table, and are discussed in more detail below.

(Dollars in thousands)	For the three months ended September 30,		% Increase/ (Decrease)	For the nine months ended September 30,		% Increase/ (Decrease)

	2003	2002		2003	2002

Net interest income	$46,274	$48,186	(4.0)%	$140,952	$146,261	(3.6)%
Provision for loan losses	(7,449)	2,630	(383.2)	(2,903)	2,849	(201.9)
Noninterest income	21,340	16,263	31.2	56,291	52,018	8.2
Noninterest expense	48,804	46,098	5.9	166,115	138,434	20.0
Minority interest	7	2,300	(99.7)	6,251	5,537	12.9
Income before income taxes	26,266	18,021	45.8	40,282	62,533	(35.6)
Income tax expense	8,837	4,925	79.4	13,011	21,092	(38.3)
Net income	$17,429	$13,096	33.1%	$27,271	$41,441	(34.2)%

Net income totaled $17.4 million and $27.3 million for the three and nine months ended September 30, 2003.  In the third quarter of 2003, we settled our remaining film loan litigation, resulting in a significant loan loss and professional services expense recovery.  Additionally, we experienced an improvement in return from our equity securities that contributed to our improved net income.  The primary reason for the decrease in net income for the nine months ended September 30, 2003 compared to the comparable 2002 period was the $17.0 million impairment of goodwill charge recognized in the second quarter of 2003.  Please see “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 5 to the Consolidated Financial Statements — Goodwill” for further discussion.

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

The following table sets forth average assets, liabilities, minority interest, stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2003 and 2002, respectively.

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended September 30,
	2003			2002
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold and securities purchased under agreement to resell (1)	$439,793	$1,204	1.1%	$259,321	$1,251	1.9%
Investment securities:
Taxable	1,385,622	10,532	3.0	1,167,534	10,244	3.5
Non-taxable (2)	145,607	2,422	6.6	157,044	2,512	6.3
Loans:
Commercial	1,454,103	32,744	8.9	1,554,935	35,841	9.1
Real estate construction and term	98,312	1,709	6.9	100,137	1,688	6.7
Consumer and other	185,372	1,987	4.3	153,190	1,853	4.8
Total loans (3)	1,737,787	36,440	8.3	1,808,262	39,382	8.6
Total interest-earning assets	3,708,809	50,598	5.4	3,392,161	53,389	6.2

Cash and due from banks	190,769			150,160
Allowance for loan losses	(73,042)			(76,895)
Goodwill	83,548			98,628
Other assets	198,194			199,590
Total assets	$4,108,278			$3,763,644

Funding sources:
Interest-bearing liabilities:
NOW deposits	$22,047	25	0.4	$25,259	40	0.6
Regular money market deposits	342,778	435	0.5	253,763	641	1.0
Bonus money market deposits	749,351	945	0.5	584,190	1,475	1.0
Time deposits	471,197	791	0.7	588,876	1,692	1.1
Short-term borrowings	9,185	69	3.0	41,475	266	2.5
Long-term debt	163,100	374	0.9	26,084	210	3.2
Trust preferred securities (4)	38,721	838	8.6	—	—	—
Total interest-bearing liabilities	1,796,379	3,477	0.8	1,519,647	4,324	1.1
Portion of noninterest-bearing funding sources	1,912,430			1,872,514
Total funding sources	3,708,809	3,477	0.4	3,392,161	4,324	0.5

Noninterest-bearing funding sources:
Demand deposits	1,772,609			1,480,488
Other liabilities	67,219			56,042
Trust preferred securities (4)	—			38,677
Minority interest	39,170			32,507
Stockholders’ equity	432,901			636,283
Portion used to fund interest-earning assets	(1,912,430)			(1,872,514)
Total liabilities, minority interest and stockholders’ equity	$4,108,278			$3,763,644

Net interest income and margin		$47,121	5.0%		$49,065	5.7%

Total deposits	$3,357,982			$2,932,576

(1)	Includes average interest-bearing deposits in other financial institutions of $0 and $7 for the three months ended September 30, 2003 and 2002, respectively.
(2)

Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2003 and 2002.  The tax equivalent adjustments were $847 and $879 for the three months ended September 30, 2003 and 2002, respectively.

(3)	Nonaccrual loans and related income are included in their respective loan categories.
(4)

The 8.25% annual distribution to SVB Capital I, which is a special-purpose trust formed for the purpose of issuing the 8.25% Trust Preferred Securities, was recorded as a component of noninterest expense prior to adoption of SFAS No. 150.  Adoption of SFAS No. 150 in the third quarter of 2003 resulted in: (1) a reclassification of the 8.25% Trust Preferred Securities to the interest-bearing liabilities section of the Consolidated Average Balance Sheet, and (2) the 8.25% Trust Preferred Securities distribution expense to be classified as interest expense on the Consolidated Statements of Income.

	For the nine months ended September 30,
	2003			2002
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Federal funds sold and securities purchased under agreement to resell (1)	$345,148	$3,163	1.2%	$146,662	$2,087	1.9%
Investment securities:
Taxable	1,257,424	29,466	3.1	1,410,783	35,846	3.4
Non-taxable (2)	144,616	7,318	6.8	187,739	8,175	5.8
Loans:
Commercial	1,509,925	101,541	9.0	1,489,910	106,523	9.6
Real estate construction and term	101,350	4,666	6.2	102,495	5,532	7.2
Consumer and other	194,562	6,203	4.3	143,943	5,304	4.9
Total loans (3)	1,805,837	112,410	8.3	1,736,348	117,359	9.0
Total interest-earning assets	3,553,025	152,357	5.7	3,481,532	163,467	6.3

Cash and due from banks	189,981			181,837
Allowance for loan losses	(72,857)			(74,986)
Goodwill	94,836			97,472
Other assets	200,266			190,835
Total assets	$3,965,251			$3,876,690

Funding sources:
Interest-bearing liabilities:
NOW deposits	$23,719	81	0.5	$37,107	183	0.7
Regular money market deposits	309,309	1,315	0.6	294,361	2,188	1.0
Bonus money market deposits	664,787	2,794	0.6	612,049	4,579	1.0
Time deposits	517,201	2,846	0.7	623,466	5,958	1.3
Short-term borrowings	9,263	207	3.0	42,159	808	2.6
Long-term debt	88,956	763	1.1	25,942	629	3.2
Trust preferred securities (4)	13,049	838	8.6	—	—	—
Total interest-bearing liabilities	1,626,284	8,844		1,635,084	14,345	1.2
Portion of noninterest-bearing funding sources	1,926,741			1,846,448
Total funding sources	3,553,025	8,844	0.3	3,481,532	14,345	0.6

Noninterest-bearing funding sources:
Demand deposits	1,704,046			1,489,521
Other liabilities	66,553			43,431
Trust preferred securities (4)	25,661			38,659
Minority interest	35,845			29,429
Stockholders’ equity	506,862			640,566
Portion used to fund interest-earning assets	(1,926,741)			(1,846,448)
Total liabilities, minority interest, and stockholders’ equity	$3,965,251			$3,876,690

Net interest income and margin		$143,513	5.4%		$149,122	5.7%

Total deposits	$3,219,062			$3,056,504

(1)	Includes average interest-bearing deposits in other financial institutions of $1,040 and $814 for the nine months ended September 30, 2003 and 2002, respectively.
(2)

Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2003 and 2002.  The tax equivalent adjustments were $2,561 and $2,861 for the nine months ended September 30, 2003 and 2002, respectively.

(3)	Nonaccrual loans and related income are included in their respective loan categories.
(4)

The 8.25% annual distribution to SVB Capital I, which is a special-purpose trust formed for the purpose of issuing the 8.25% Trust Preferred Securities, was recorded as a component of noninterest expense prior to adoption of SFAS No. 150.  Adoption of SFAS No. 150 in the third quarter of 2003 resulted in: (1) a reclassification of the 8.25% Trust Preferred Securities to the interest-bearing liabilities section of the Consolidated Average Balance Sheet, and (2) the 8.25% Trust Preferred Securities distribution expense to be classified as interest expense on the Consolidated Statements of Income.

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

	2003 Compared to 2002
	Three months ended September 30, Increase (decrease) due to change in			Nine months ended September 30, Increase (decrease) due to change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell	$629	$(676)	$(47)	$2,025	$(949)	$1,076
Investment securities	1,605	(1,407)	198	(5,774)	(1,464)	(7,238)
Loans	(1,601)	(1,341)	(2,942)	4,390	(9,340)	(4,950)
Increase (decrease) in interest income	633	(3,424)	(2,791)	641	(11,753)	(11,112)

Interest expense:
NOW deposits	(5)	(10)	(15)	(52)	(50)	(102)
Regular money market deposits	178	(384)	(206)	108	(981)	(873)
Bonus money market deposits	340	(870)	(530)	366	(2,151)	(1,785)
Time deposits	(303)	(598)	(901)	(877)	(2,234)	(3,111)
Short-term borrowings	(238)	41	(197)	(709)	108	(601)
Long-term debt	409	(245)	164	736	(603)	133
Trust preferred securities	838	—	838	838	—	838
Increase (decrease) in interest expense	1,219	(2,066)	(847)	410	(5,911)	(5,501)
Increase (decrease) in net interest income	$(586)	$(1,358)	$(1,944)	$231	$(5,842)	$(5,611)

Quarter ended September 30, 2003 compared to Quarter ended September 30, 2002

The decrease in net interest income for the third quarter of 2003 was due to a $2.8 million, or 5.2%, decrease in interest income, partially offset by a $0.8 million, or 19.6%, decrease in interest expense over the third quarter of 2002.

We have implemented numerous measures to minimize the impact of the decline in market interest rates.  These measures included diversifying the product mix in the investment portfolio to higher-yielding, high-quality assets, reducing rates paid on interest-bearing deposits, and embedding interest rate “floors” into many of our client loan agreements.

The $2.8 million decrease in interest income for the third quarter of 2003, as compared to the third quarter of 2002, was primarily the result of a $3.4 million unfavorable rate variance, partially offset by a $0.6 million favorable volume variance.  We earned lower yields on each component of our interest-earning assets in the three months ended September 30, 2003.

In the third quarter of 2003, we incurred a $1.3 million unfavorable rate variance associated with our loan portfolio.  The average yield on loans in the third quarter 2003 decreased 30 basis points to 8.3% from 8.6% in the prior year third quarter.  This was primarily due to a decline in the weighted-average prime rate of 75 basis points from 4.8% in the third quarter of 2002 to 4.0% in the third quarter of 2003, which reduced yields on floating rate loans.  Floating rate loans represent approximately 80.9% of our total loan portfolio as of September 30, 2003.

Average loans decreased by $70.5 million in the third quarter of 2003 as compared to the third quarter of 2002, which resulted in a $1.6 million decrease in our interest income.  In late 2002, we decided to exit from real estate, media, and religious lending practices. As such we experienced loan pay downs in these portfolios.  We expect average loans balances to move higher toward the end of 2003 as our later stage corporate technology efforts continue to develop.

Average investment securities increased, resulting in a $1.6 million favorable volume variance.  Collectively, long-term investments such as U.S. agency securities and mortgage-backed securities increased $442.6 million.  These increases were partially offset by collective decreases of short-term investments of $243.2 million.  The average yield on taxable investment securities in the third quarter 2003 decreased 50 basis points to 3.0% from 3.5% in the prior year third quarter, causing a $1.4 million unfavorable rate variance.  We experienced decreases in yields on both long and short-term investments.

Average federal funds sold and securities purchased under agreement to resell in the third quarter of 2003 increased, resulting in a $0.6 million favorable volume variance.  We shifted funds from money market mutual funds to federal funds sold and securities purchased under agreement to resell, which provided comparatively higher yields in 2003.  However, the favorable volume variance was offset by an unfavorable rate variance of $0.7 million, as average rates decreased from 1.9% in the third quarter of 2002 to 1.1% in the third quarter of 2003.

The yield on average interest-earning assets decreased 60 basis points in the third quarter of 2003 from the third quarter of 2002.  The decrease in yield on interest-earning assets was caused by a 75 basis point decline in the weighted average prime rate from 4.8% for the third quarter of 2002 to 4.0% for the third quarter of 2003.  Effective July 1, 2003, our prime rate dropped 25 basis points to 4.0%.  Assuming no further declines in market interest rates, we expect our net interest margin to be approximately the same in the fourth quarter of 2003.  Many elements of our interest-earning assets are extremely interest rate sensitive, thus we expect that any future increase in market interest rates will be incremental to our earnings.

Total interest expense in the third quarter of 2003 decreased.  The unfavorable volume variance of $1.2 million was largely due to the SFAS No. 150-mandated reclassification of TPS distribution expense from noninterest expense to interest expense.  We experienced a favorable rate variance of $2.1 million.  The favorable rate variance primarily resulted from reductions in the average rates paid on our time deposit product and bonus money market deposit products.

The average rate paid on long-term debt decreased from 3.2% to 0.9% due to the issuance in the second quarter of 2003 of $150 million of zero-coupon, zero-yield, convertible subordinated notes, with a maturity date of June 15, 2008.  See “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 6 to the Consolidated Financial Statements — Short-term Borrowings and Long-term Debt,” for further discussion of the convertible subordinated notes.  Although no interest is paid on the notes, we experienced a slight increase in interest expense due to amortization of convertible debt issuance costs.

The average cost of funds paid in the third quarter of 2003 was 0.4%, down from 0.5% paid in the third quarter of 2002.  The decrease in the average cost of funds was largely due to the decreases in the average rates paid on our time deposit and money market products.

Nine months ended September 30, 2003 compared to Nine months ended September 30, 2002

Net interest income, on a fully taxable-equivalent basis, totaled $143.5 million for the first nine months of 2003, a decrease of $5.6 million, or 3.8%, from the $149.1 million total for the first nine months of 2002.  The decrease in net interest income was primarily due to decrease in interest income from investments and loans, partially offset by a decrease in interest expense on deposits over the comparable prior year period.

The $11.1 million decrease in interest income for the first nine months of 2003, as compared to the first nine months of 2002, was the result of a $11.8 million unfavorable rate variance, concentrated in loans, and a $0.6 million favorable volume variance, due to increased average loan and federal funds sold balances, partially offset by investment securities.

The yield on average interest-earning assets decreased 60 basis points in the first nine months of 2003 from the comparable prior year period. This decrease primarily resulted from a 75 basis points decline in the weighted average prime rate from 4.8% for the third quarter of 2002 to 4.0% for the third quarter of 2003, which impacted loan yields.  We also experienced a decrease in overnight and short-term market interest rates, which decreased yields on federal funds sold and short-term investment securities.  Thus, we earned lower yields on each component of our interest-earning assets in the first nine months of 2003.

Total interest expense decreased $5.5 million predominantly due to a $5.9 million favorable rate variance.  The favorable rate variance largely resulted from a reduction in the average rate paid on our time deposit product, from 1.3% in the first nine months of 2002 to 0.7% in the first nine months of 2003, as well a reduction in the average rate paid on money market and bonus money market deposits, from 1.0% in the first nine months of 2002 to 0.6% in the first nine months of 2003.

The average cost of funds paid in the first nine months of 2003 was 0.3%, down from 0.6% paid in the first nine months of 2002.  The decrease in the average cost of funds was largely due to a decrease of 60 basis points in the average rate paid on our time deposit product, and a 40 basis points decrease in the average rate paid on our money market deposit products.

Provision For Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Our provision for loan losses totaled $(7.4) million for the third quarter of 2003, a decrease of $10.0 million from $2.6 million for the third quarter of 2002.  We experienced $5.4 million of net recoveries in the third quarter of 2003, due to the settlement of the remaining film loan litigation.  The provision for loan losses totaled $(2.9) million for the first nine months of 2003, compared to $2.8 million for the first nine months of 2002.  See “Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the three and nine months ended September 30, 2003 and September 30, 2002, and the percent changes from the 2002 periods to the 2003 periods:

(Dollars in thousands)	For the three months ended September 30,		% Increase/ (Decrease)	For the nine months ended September 30,		% Increase/ (Decrease)

	2003	2002		2003	2002

Client investment fees	$5,793	$7,416	(21.9)%	$18,159	$23,828	(23.8)%
Corporate finance fees	2,737	1,176	132.7	11,522	8,562	34.6
Letter of credit and foreign exchange income	3,419	4,354	(21.5)	10,050	11,706	(14.1)
Deposit service charges	3,567	2,253	58.3	9,688	6,783	42.8
Income from client warrants	1,518	443	242.7	4,531	1,250	262.5
Credit Card Fees	638	573	11.3	2,672	922	189.8
Investment gains (losses)	1,317	(2,063)	163.8	(7,227)	(6,661)	8.5
Other	2,351	2,111	11.4	6,896	5,628	22.5
Total noninterest income	$21,340	$16,263	31.2%	$56,291	$52,018	8.2%

Client investment fees decreased for the three and nine months ended September 30, 2003 over the comparable prior year periods.  We offer private label investment and sweep products to clients on which we earn fees ranging from 10 to 66 basis points on the average balance of these products.  Client funds invested in private label investment, sweep products, and assets under management totaled $8.4 billion at September 30, 2003, including $6.1 billion in the mutual fund products, compared to $8.2 billion and $6.2 billion for the third quarter of 2002, respectively.  The decline in fees was primarily due to a decrease in fees charged to clients for most of our client investment products.

In the first quarter of 2003, we formed a registered investment advisor unit intended to attract larger private-label client investment balances.  We expect this action will allow us to provide a more expansive and competitive array of investment products and service to our clients.  While the fees earned per dollar managed has been reduced, we expect to make up for the lower fees though greater volume.

Due to an increased pace of merger and acquisition deal closings and an increase in client company valuations, corporate finance fees generated by Alliant, our mergers and acquisitions subsidiary, increased both for the three and nine months ended September 30, 2003 over the respective periods of 2002.  Due to the nature of the mergers and acquisitions industry, we expect Alliant revenues to continue to be volatile, but to exhibit a general upward trend over the long run.

Letter of credit fees, foreign exchange fees, and other trade finance income decreased for the three and nine months ended September 30, 2003 as compared to the respective 2002 periods, primarily due to lower pricing, caused by increased competition for these product types from other financial institutions.

Deposit service charges increased for the three and nine months ended September 30, 2003 over the respective prior year periods.  As we have expanded and enhanced our suite of fee-based financial (depository) services and client usage has increased, overall service fees have increased quarter over quarter.  Additionally, clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments that we recognize as deposit service charges income.  Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate.  Clients received lower earnings credits in the three and nine months ended September 30, 2003 compared to the respective prior year periods due to lower market interest rates.  As such, our clients had fewer credits to offset explicit deposit service charges.

Primarily due to increased merger and acquisition activity, warrant income increased for the three and nine months ended September 30, 2003 over the respective prior year periods.  We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities.  The receipt of warrants does not change the loan pricing, covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming.  The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained.  The timing and amount of income from the disposition of client warrants typically depends on factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment.  We therefore cannot predict the timing and amount of warrant related income with any degree of accuracy and it is likely to vary materially from period to period.

Credit card fees increased for the three and nine months ended September 30, 2003 over the comparable 2002 periods as a result of our increased efforts to market a full range of fee-based financial services to our clients.

In the third quarter of 2003, we realized securities gains, primarily due to the sale of one investment originally made in 2000.  Losses on investment securities during the nine months ended September 30, 2003 primarily related to the write-down of certain venture capital fund and direct equity investments.  Excluding the impact of minority interest, the net gains of our equity securities totaled $0.9 million in the third quarter of 2003 and the net write-downs of equity securities totaled $2.3 million in the first nine months of 2003.  As compared to the quarters of fiscal year 2002 and the first half of 2003, we expect to have continued improvement in the performance of our equity portfolio in the fourth quarter of 2003.

Noninterest Expense

Noninterest expense in the third quarter of 2003 increased 5.9% from the $46.1 million incurred in the 2002 third quarter.  Noninterest expense in the first nine months of 2003 increased $27.7 million or 20.0% from the $138.4 million incurred in the comparable prior year period.  This increase was primarily due to a goodwill impairment charge of $17.0 million ($11.0 million net of tax or $0.30 per diluted common share for the quarter ended June 30, 2003) incurred in the second quarter of 2003.  The following table presents the detail of noninterest expense, as well as the percent change in noninterest expense for the current year period compared to the prior year period:

(Dollars in thousands)	For the three months ended September 30,		% Increase/ (Decrease)	For the nine months ended September 30,		% Increase/ (Decrease)

	2003	2002		2003	2002

Compensation and benefits	$32,472	$27,246	19.2%	$93,176	$80,995	15.0%
Impairment of goodwill	—	—	—	17,000	—	—
Net occupancy	4,614	4,459	3.5	13,119	15,410	(14.9)
Professional services	2,378	4,613	(48.5)	9,802	12,016	(18.4)
Furniture and equipment	2,654	2,316	14.6	7,558	5,983	26.3
Business development and travel	1,874	1,872	0.1	5,786	5,928	(2.4)
Data processing services	926	1,199	(22.8)	3,409	2,982	14.3
Correspondent bank fees	1,075	754	42.6	3,209	2,068	55.2
Telephone	707	766	(7.7)	2,342	2,368	(1.1)
Tax credit funds amortization	712	835	(14.7)	2,143	2,121	1.0
Postage and supplies	590	678	(13.0)	1,806	2,253	(19.8)
Trust preferred securities distributions	—	334	—	594	1,905	(68.8)
Other	802	1,026	(21.8)	6,171	4,405	40.1
Total noninterest expense	$48,804	$46,098	5.9%	$166,115	$138,434	20.0%

Compensation and benefits expenses increased for the three and nine months ended September 30, 2003 over the respective prior year period, primarily due to incentive compensation accruals related to the improved level of performance.  FTE personnel was 957 at September 30, 2003, compared with 995 at September 30, 2002.

We conducted our annual valuation analysis of the Alliant Partners reporting unit as of the end of the second quarter of 2003.  We concluded at that time that Alliant had an impairment of goodwill based on our market approach valuation and forecasted discounted cash flows analysis for that reporting unit.  As required by SFAS No.142 in measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit.  Based on this allocation, we concluded that $17.0 million ($11.0 million net of tax or $0.30 per diluted common share for the quarter ended June 30, 2003) of the related goodwill was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarter of 2003.

Net occupancy expenses decreased for the nine months ended September 30, 2003, over the comparable prior year period.  In the prior year second quarter, we incurred a charge-off of $2.0 million to exit certain leased premises.

Professional services decreased for the three and nine months ended September 30, 2003 due to the recovery of legal fees associated with the settlement of the remaining film loan litigation.

Furniture and equipment expenses increased for the three and nine months ended September 30, 2003 over the comparable prior year periods, primarily due to an increase in information technology maintenance costs related to new business initiatives.

Correspondent bank fees increased for the three and nine months ended September 30, 2003 over the respective prior year periods.  Many of our correspondent banks provide earnings credits to offset the bank fees we incur when using their services.  Earnings credits are generally calculated using average daily deposit balances, less a reserve requirement and a short-term market interest rate.  We received lower earnings credits in the third quarter of 2003 as compared with the third quarter of 2002, due to lower market interest rates.  As a result, we had fewer earnings credits to offset bank fees we incurred.  Thus, we incurred higher recognizable bank fees in the third quarter of 2003 as compared with the third quarter of 2002.  Also, our management made the decision to lower the average balances with correspondent banks because our investment alternatives yielded a higher return than our earning credit rate.

Beginning July 1, 2003, 8.25% Trust Preferred Securities distribution expense was reclassified from noninterest expense to interest expense, pursuant to adoption of SFAS No. 150, thus noninterest expense does not reflect 2003 third quarter 8.25% Trust Preferred Securities distribution expense.  For prior periods, the 8.25% Trust Preferred Securities distribution expense was not reclassified.  The 8.25% Trust Preferred Securities, with an aggregate par value of $40.0 million, pay a fixed rate quarterly distribution of 8.25% and have a maximum maturity of 30 years.  On June 3, 2002, we entered into a derivative agreement with a notional amount of $40.0 million.  The swap was called by the counterparty, Credit Suisse First Boston LLC, and was terminated effective June 23, 2003.  The agreement hedged against the risk of changes in fair value associated with our $40.0 million, fixed rate, 8.25% Trust Preferred Securities.  The terms of the agreement provide for quarterly receipt of 8.25% fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount.  The contribution of these factors caused the 8.25% Trust Preferred Securities distribution expense to decrease for the three and nine months ended September 30, 2003, as compared to the comparable prior year periods.

Minority Interest

Minority interest primarily relating to our managed funds, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. totaled $0 million and $6.3 million for the three and nine months ended September 30, 2003.  Investment losses related to these managed funds are included in noninterest income.  Minority interest primarily represents net investment losses or gains and management fees expense attributable to the minority interest holders in these managed funds.

Income Taxes

We realized a tax expense of $8.8 million in the third quarter of 2003.  Income taxes for the nine months ended September 30, 2003 totaled $13.0 million.  Our effective tax rate was 33.6% and 32.3% for the third quarter and first nine months of 2003, respectively, compared with 27.3% and 33.7% for the third quarter and first nine months of 2002, respectively.

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

In August 2002, we implemented a real estate investment trust (REIT), which provided $0.4 million and $1.3 million in tax benefits during the third quarter of 2003 and first nine months of 2003, respectively. Additionally, in the second quarter of 2003, we recorded a tax benefit of $6.0 million related to impairment of goodwill charge.

Operating Segment Results

The commercial bank’s third quarter of 2003 pretax income of $22.4 million represents a $9.7 million increase compared to $12.7 million for the same quarter in 2002, primarily caused by a decline in net charge-offs of $10.2 million.  The commercial bank benefited from net recoveries related to our entertainment loan litigation settlement in the third quarter of 2003.  Unlike financial statements prepared in accordance with accounting principles generally accepted in the United States of America, our segment reporting includes net charge-offs in lieu of provision expense to determine segment financial performance.

The commercial bank’s pretax income for the first nine months of 2003 was $50.7 million compared to $58.1 million for the comparable 2002 period.  Noninterest income declined by $5.2 million, due to decreases in foreign exchange income and client investment fees.

The merchant bank’s third quarter of 2003 pretax income increased  $1.5 million from the third quarter of 2003 to $2.8 million.  For the nine months ended September 30, 2003, the merchant bank’s pretax income was $3.4 million compared to $2.0 million for the same period in 2002.   The merchant bank experienced an increase in noninterest income of $2.1 million and $3.5 million for the three and nine months ended September 30, 2002, respectively, over the comparable prior year periods, primarily related to increased warrant income.

The investment bank’s pretax income (loss) for the three and nine months ended September 30, 2003 was $0.1 million and $(14.3) million, respectively.  The company recognized an impairment of goodwill charge of $17.0 million in the second quarter of 2003, which is reflected in the investment bank’s noninterest expense for the nine months ended September 30, 2003.  Please see “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 5 to the Consolidated Financial Statements — Goodwill” for further discussion.  Noninterest income increased for both the three and nine months ended September 30, 2003 compared to the respective prior year periods due to the fees earned from an increased pace of merger and acquisition deal closings and an increase in client company valuations.

The Other segment includes the private bank and all other activities not allocated to clients.  Our segment reporting is based on client data and is under continuous refinement.  As a result this column will be subject to large amounts of variability from period to period as our management reporting and cost allocation process evolves.  Pretax profit for the three and nine months ended September 30, 2003 declined from the respective prior periods, primarily due to decreases in net interest income and slight increases in noninterest expense, partially offset by decreases in noninterest losses.  Net interest income for the three and nine months ended September 30, 2003 decreased over the comparable prior year periods due to a decline in the overall yield on earning assets.  Decreases in non-interest losses for the three and nine months ended September 30, 2003 over the comparable prior year periods related to improved revenue from Woodside Asset Management, non-interest income not allocated to clients, and corporate level adjustments.

Financial Condition

Our total assets were $4.3 billion at September 30, 2003, an increase of $76.6 million, or 1.8%, compared to $4.2 billion at December 31, 2002.  We experienced a minor shift in the composition of our assets, as discussed below.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled $476.9 million at September 30, 2003, an increase of $274.3 million, or 135.3%, compared to the $202.7 million outstanding at December 31, 2002.  We experienced a decrease in loans and a slight growth in deposits, which we shifted into federal funds sold and securities purchased under agreement to resell.  Additionally, we actively shift investable funds between federal funds sold and securities purchased under agreement to resell and money market mutual funds based on which ever provides superior interest rate returns.

Investment Securities

Investment securities totaled $1.5 billion at September 30, 2003, fairly consistent with the balance at December 31, 2002.  There was a general shift in securities from money market mutual funds, obligations of state and political subdivisions, and other bonds and notes, to mortgage-backed securities and US government agency bonds.

Based on September 30, 2003 market valuations, we had potential pre-tax warrant gains totaling $5.1 million related to 31 companies.  We are restricted from exercising many of these warrants until later in 2003 and 2004.  As of September 30, 2003, we directly held 1,844 warrants in 1,360 companies, and had made investments in 250 venture capital funds, and direct equity investments in 19 companies, many of which are private.  Additionally, we have made investments in 20 venture capital funds through our fund of funds, SVB Strategic Investors Fund, L.P., and made direct equity investments in 28 companies through our venture capital fund, Silicon Valley BancVentures, L.P.  See “Part 1. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Loans

Loans, net of unearned income, at September 30, 2003, totaled $1.9 billion, down from $2.1 billion at December 31, 2002.  The decrease is in part due to the expected run-off of religious and media lending.  We anticipate loan balances will increase toward the end of the year as our later stage corporate technology efforts continue to develop.

Credit Quality and the Allowance for Loan Losses

For a description of the accounting policies related to the allowance for loan losses, see “Part 1. Financial Information — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

We incurred $3.4 million and $16.8 million in gross loan charge-offs during the three and nine months ended September 30, 2003, respectively.  We incurred $8.9 million and $16.7 million in gross loan loss recoveries during the three and nine months ended September 30, 2003, respectively.  Gross charge-offs for the third quarter 2003 included three commercial credits totaling $2.4 million. Gross recoveries for the third quarter 2003 included a significant balance relating to the settlement of the remaining film loan litigation, as well as one other commercial credit.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	September 30, 2003	December 31, 2002
Nonperforming assets:
Nonaccrual loans	$12,589	$20,411
Total nonperforming assets	$12,589	$20,411

Nonperforming loans as a percentage of total gross loans	0.7%	1.0%
Nonperforming assets as a percentage of total assets	0.3%	0.5%

Allowance for loan losses:	$67,500	$70,500
As a percentage of total gross loans	3.5%	3.4%
As a percentage of nonaccrual loans	536.2%	345.4%
As a percentage of nonperforming loans	536.2%	345.4%

The decrease in non-performing loans reflects our strong credit quality at September 30, 2003.

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

Goodwill

Goodwill decreased $17.0 million from the December 31, 2002 balance to $83.5 million at September 30, 2003.  This was due to an impairment charge recognized in the second quarter of 2003.  Please see “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 5 to the Consolidated Financial Statements — Goodwill” for further discussion.

Liabilities

Other liabilities at September 30, 2003 increased from December 31, 2002, due to increases in taxes payable and accrued expenses, specifically, accrued incentive compensation and an accrual related to the employee stock ownership program.

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

Stockholders’ equity totaled $455.1 million at September 30, 2003, a decrease of $135.3 million, or 22.9%, from the $590.4 million balance at December 31, 2002.  This decrease was primarily due to the decline of our additional paid-in capital of $94.5 million and retained earnings of $66.5 million related to stock repurchases, offset by net income of $27.3 million.  We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of September 30, 2003.

Over time, funds generated through retained earnings are a significant source of capital and liquidity, and are expected to continue to be so in the future.  Our management engages in a periodic capital planning process in an effort to make effective use of the capital available to us.  The capital plan considers capital needs for the foreseeable future and allocates capital to both existing business activities and expected future business activities.  Expected future activities for which capital is set aside include potential product expansions and acquisitions of new business lines.  Once capital is allocated to both existing and future business needs, management determines if any excess capital is available.  If there is, management recommends to the board of directors action steps to use the excess capital.  In 2002, excess capital was used to repurchase shares.  In the future, excess capital may be used to continue repurchases or pay dividends.  As of September 30, 2003, there are no plans for payment of dividends.

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

Both Silicon Valley Bancshares and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of September 30, 2003, and December 31, 2002.  Capital ratios for Silicon Valley Bancshares are set forth below:

	September 30, 2003	December 31, 2002
Silicon Valley Bancshares:
Total risk-based capital ratio	16.7%	16.0%
Tier 1 risk-based capital ratio	11.9%	14.8%
Tier 1 leverage ratio	9.9%	13.9%

The decrease in the Tier 1 risk-based capital ratio and Tier 1 leverage ratios from December 31, 2002 to September 30, 2003 was primarily attributable to the reduction of Tier 1 capital from decreases to additional paid in capital and retained earnings, which resulted from our stock repurchase programs.

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

Our monitoring activities related to managing interest rate risk include both interest rate sensitivity gap analysis and the use of a simulation model.  While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time.  Accordingly, we combine the use of gap analysis with use of a simulation model that provides a dynamic assessment of interest rate sensitivity.  For further information see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2002 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2002.  As of September 30, 2003, there have been no significant changes to the interest rate risk information contained in the Company’s 2002 Annual Report on Form 10K and the Company’s policies in managing interest rate risk.

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

The ability to attract a stable, low-cost base of deposits is our primary source of liquidity.  We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity.  In the third quarter of 2002, we became a member of the Federal Home Loan Bank of San Francisco, thereby adding to our liquidity channels.  Other sources of liquidity available to us include federal funds purchased, reverse repurchase agreements, and other short-term borrowing arrangements.  Our liquidity requirements can also be met through the use of our portfolio of liquid assets.  Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, securities purchased under resale agreements, investment securities maturing within nine months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of nine months, and anticipated near-term cash flows from investments.

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%.  At September 30, 2003, the Bank’s ratio of liquid assets to total deposits was 45.9%.  This ratio is well in excess of our minimum policy guidelines and was higher than the ratio of 43.7% as of December 31, 2002.  In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities.  As of September 30, 2003, we were in compliance with all of these policy measures.

On a stand-alone basis, Silicon’s primary source of liquidity is dividends from Silicon Valley Bank.  The ability of Silicon Valley Bank to pay dividends is subject to certain regulations described in the Supervision and Regulation section of our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 — CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM  2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 30, 2003, the Company issued, through SVB Capital II (“Capital II”), 2,000,000 shares of 7.0% trust preferred securities, $25 face value, due October 15, 2033 but callable at the option of the Company on or after October 30, 2008.  On October 30, 2003, the Company’s wholly-owned subsidiary, SVB Capital I, called for redemption on December 1, 2003 all of its existing 8.25% junior subordinated debentures due 2028.  There is approximately $40.0 million aggregate liquidation amount outstanding.

The net proceeds to the Company from the issuance of trust preferred securities are estimated to be $47.8 million, net of estimated underwriting commissions and other estimated offering expenses.  The Company intends to use the net proceeds: (1) to redeem approximately $40.0 million of its existing 8.25% junior subordinated debentures due 2028, which are held by SVB Capital I; and (2) for general corporate purposes, which may include investments in, or extensions of credit to, its subsidiaries.  Pending such uses, the Company intends to invest the net proceeds in investment-grade obligations and interest –bearing money market instruments.

On October 22, 1998, pursuant to that certain Preferred Shares Rights Agreement dated as of October 22, 1998 (the Rights Agreement), between Norwest Bank Minnesota, N.A., predecessor in interest to Wells Fargo Bank Minnesota, N.A. (the Rights Agent) and Silicon Valley Bancshares, a California corporation (SVB California) and the predecessor in interest to the Company, the Board of Directors of SVB California declared a dividend of one right (a Right) to purchase one one-thousandth (0.001) share of Series A Participating Preferred Stock (Series A Preferred) of SVB California for each outstanding share of Common Stock (Common Shares) of SVB California.  The dividend was paid on November 9, 1998 to stockholders of record as of the close of business on that date.  Each Right entitled the registered holder to purchase from SVB California one one-thousandth (0.001) of a share of Series A Preferred at an exercise price of $60.00 (the Purchase Price), subject to adjustment.

On April 23, 1999, in connection with the reincorporation of SVB California in Delaware, SVB California merged with and into the Company, the Company succeeded to all rights, assets and liabilities of SVB California, including the Rights Agreement, SVB California ceased to exist and the Company continued to operate the business as the surviving corporation.

On November 14, 2003, the Company and the Rights Agent executed Amendment No. 1 to the Rights Agreement to amend Section 1(a) of the Rights Agreement to increase from 10% to 15% the minimum percentage of Common Shares then outstanding that any Person, who or which, together with all Affiliates and Associates of such Person, shall beneficially own to qualify as an Acquiring Person (each capitalized term not defined has the meaning ascribed to such term in the Rights Agreement).

On November 14, 2003, the Company filed an amended registration statement on Form 8-A/A and amended and restated its registration statement on Form 8-A as filed with the Securities and Exchange Commission on October 27, 1998.

The foregoing summary of the Rights and the principal terms of the Rights Agreement is a general description only and is subject to the terms and conditions of the Rights Agreement and Amendment No. 1 to the Rights Agreement.  A copy of the Rights Agreement is attached as Exhibit 1 to the Company’s registration statement on Form 8-A, as filed with the Securities and Exchange Commission on October 27, 1998, and is incorporated herein by reference.  A copy of Amendment No. 1 to the Rights Agreement is attached as Exhibit 4.21 to the Company’s amended registration statement on Form 8-A/A, as filed with the Securities and Exchange Commission on November 14, 2003, and is incorporated herein by reference.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

See Index to Exhibits on page 42 hereof.

(b)       Reports on Form 8-K:

1.     On July 17, 2003, Silicon Valley Bancshares furnished to the SEC a Report on Form 8-K in connection with its announcement of preliminary financial results for the quarter ended June 30, 2003.

2.     On August 12, 2003, Silicon Valley Bancshares furnished to the SEC a Report on Form 8-K in connection with its announcement of final financial results for the quarter ended June 30, 2003.

3.     On September 25, 2003, Silicon Valley Bancshares filed with the SEC a Report on Form 8-K in order to disclose a reconciliation between certain financial measures that may fall within the definition of non-GAAP financial measures (reported on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002) and the most directly comparable financial measure calculated and presented in accordance with GAAP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON VALLEY BANCSHARES

Date: November 14, 2003	/s/ Donal D. Delaney
Donal D. Delaney
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.3	Bylaws	S-3	333-107994	3.2	August 14, 2003
4.9	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.10	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.11	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.12	Form of Junior Subordinated Indenture	S-3/A	333-109312	4.1	October 21, 2003
4.13	Form of Junior Subordinated Debenture	S-3	333-109312	4.2	September 30, 2003
4.14	Form of Amended and Restated Trust Agreement of SVB Capital II	S-3	333-109312	4.5	September 30, 2003
4.15	Form of Trust Preferred Certificate of SVB Capital II (included in Exhibit 4.14)	S-3	333-109312	4.6	September 30, 2003
4.16	Form of Guarantee Agreement	S-3/A	333-109312	4.7	October 21, 2003
4.17	Form of Agreement as to Expenses and Liabilities (included in Exhibit 4.14)	S-3	333-109312	4.8	September 30, 2003
4.18	Form of Common Securities Certificate of SVB Capital II (included in Exhibit 4.14)	S-3	333-109312	4.9	September 30, 2003
4.19	Form of Officers’ Certificate and Company Order	S-3/A	333-109312	4.10	October 21, 2003
4.20	Preferred Shares Rights Agreement dated as of October 22, 1998, between Silicon Valley Bancshares and Norwest Bank Minnesota, N.A.	8-A	000-15637	1	October 27, 1998
4.21	Amendment No. 1 dated as of November 6, 2003, between the Company and Wells Fargo Bank Minnesota, N.A. to the Preferred Shares Rights Agreement dated as of October 22, 1998, between Silicon Valley Bancshares and Norwest Bank Minnesota, N.A.	8-A/A	000-15637	4.21	November 14, 2003
10.50	Form of Indemnity Agreement between the Company and its directors and officers					X
10.51	Form of Severance Agreement between the Company and Lauren Friedman					X
31.1	Section 302 Certification of Principal Executive Officer					X
31.2	Section 302 Certification of Principal Financial Officer					X
32.1	Section 906 Certifications					X
99.1	Underwriting Agreement, dated October 23, 2003, among the Company, SVB Capital II and Morgan Stanley & Co., Incorporated, as representative of the several underwriters	S-3/A	333-109312	1.1	October 21, 2003