Form 10-K
period 2003-12-31
SILICON VALLEY BANCSHARES
filed 2004-03-11
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-15637

SILICON VALLEY BANCSHARES

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1962278 (I.R.S. Employer Identification No.)
3003 Tasman Drive Santa Clara, California (Address of principal executive offices)	95054-1191 (Zip Code)

Registrant’s telephone number, including area code: (408) 654-7400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($0.001 par value) (Title of each class)	Nasdaq National Market (Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the Nasdaq National Market was $821,212,829.

At January 31, 2004, 35,136,142 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference

Documents Incorporated	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company’s 2004 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2003	Part III

PART I

ITEM 1. BUSINESS

General

Silicon Valley Bancshares is a bank holding company and a financial holding company. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank’s deposits are insured by the Federal Deposit Insurance Corporation. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054 and our telephone number is 408.654.7400. When we refer to “Silicon Valley Bancshares,” or “we” or use similar words, we intend to include Silicon Valley Bancshares and all of its subsidiaries collectively, including Silicon Valley Bank. When we refer to “Bancshares,” we are referring only to the parent company, Silicon Valley Bancshares.

For over 20 years, we have been dedicated to helping entrepreneurs succeed, specifically focusing on industries where we have deep knowledge and relationships. Our focus remains on the technology, life science, private equity, and premium wine niches. In 2003, we continued to diversify our services to support our clients throughout their life cycles, regardless of their age or size. We offer a range of financial services that generate three distinct sources of income.

In part, our income is generated from interest rate differentials. The difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, accounts for the major portion of our earnings. Our deposits are largely obtained from clients within our technology, life science, and premium winery industry sectors, and, to a lesser extent, from individuals served by our private banking division. We do not obtain deposits from conventional retail sources and have no brokered deposits. As part of negotiated credit facilities, we frequently obtain rights to acquire stock in the form of warrants in certain client companies.

Fee-based services also generate income for the company. We market our full range of financial services to clients and private equity firms including venture capitalists. In addition to our commercial and personal banking services, we offer fee-based merger and acquisition services, private placements, and investment and advisory services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

In addition, we seek to obtain equity returns through investments in direct private equity and venture capital fund investments. We also manage two limited partnerships: a venture capital fund and a fund that invests in venture capital funds.

We serve over 9,500 clients nationwide and have venture capital relationships in over 20 countries around the world. To deliver high quality, localized service we have 13 offices throughout California and operate 26 regional offices across the country in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. Our focus on the technology, life sciences, and premium winery markets and our extensive knowledge of the people and business issues driving them, provide a level of service and partnership that contributes to our clients’ success.

Business Overview

Silicon Valley Bancshares is organized by groups, which manage the diverse financial services we offer:

Commercial Banking

We provide domestic and international cash management services including deposit services, collection services, disbursement services, electronic funds transfers, and online banking through SVBeConnect. Our lending services include traditional term loans, commercial finance lending, and structured finance lending. Global financial services that we provide include global treasury, global trade, foreign exchange and global finance.

Investment services are provided through our broker-dealer, SVB Securities, which offers mutual funds and fixed income securities. SVB Asset Management provides investment advisory services.

Merchant Banking

We provide banking services to private equity and venture capital firms, make direct private equity and venture capital fund investments, establish and maintain international alliances with venture capital firms, and manage two limited partnerships: a venture capital fund and a fund that invests in venture capital funds.

Investment Banking

We offer merger and acquisition, corporate partnering and advisory services through our subsidiary, Alliant Partners. In October 2003, Alliant launched a Private Capital Group and began offering advisory services for the private placement of securities.

Private Banking

Through the SVB Private Bank we provide a wide array of loans, personal asset management, mortgage services, and trust and estate planning tailored for high-net-worth individuals. We also provide investment advisory services to these clients through our subsidiary, Woodside Asset Management, Inc. In January 2004, our Private Banking division changed its name to “Private Client Services Group.”

Industry Niches

In each of the industry niches we serve, we have developed services to meet the needs of our clients throughout their life cycles, from early stage through maturity.

Technology and Life Science

We serve a variety of clients in the technology and life science industries. A key component of our technology and life science business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand.

Our early stage clients generally keep large cash balances in their deposit accounts and usually do not borrow large amounts under their credit facilities. The primary source of funding for most early stage clients is equity from venture capitalists and public markets. Lending to this market typically involves working capital lines of credit, equipment financing, asset acquisition loans, and bridge financing between funding rounds.

With an extended suite of financial services, we have successfully expanded our business to more mature companies. Our Corporate Technology practice is a network of senior lenders in every geographic region in which we operate, focused solely on the specific financial needs of mature private and public clients. Today, we can comfortably address the financial needs of all companies in our niches, whether they are entrepreneurs with innovative ideas or multinational corporations with hundreds of millions of dollars in sales.

Our technology and life science clients generally fall into the following industries:

•       Hardware: Semiconductors, Communications and Electronics

•       Software: Software and Services

•       Biotechnology

•       Drug Discovery

•       Medical Devices

•       Specialty Pharmaceuticals

Private Equity

Through our Merchant Banking division, we have cultivated strong relationships with venture capital firms worldwide, many of which are also clients. Our Private Equity Services group provides financial services to over half of the venture capital firms in the U.S. as well as other private equity firms, facilitating deal flow to and from these private equity firms, and participating in direct investments in their portfolio companies.

Premium Wine

Our premium wineries practice has become the leading provider of financial services to the U.S. premium wine industry. We focus on vineyards and wineries that produce grapes and wines of the highest quality.

Industry Niches Exited

In keeping with our strategic focus on the technology, life science, private equity and premium wine industries, we exited three niches in late 2002: real estate, media, and religious lending. While we will continue to service our existing real estate, media and religious niche loans until they are paid-off, we expect our refined strategic focus on more profitable aspects of our core business will help improve overall profitability.

For further information on our business segments, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Segment Reporting.”

Business Combinations

On October 1, 2002, we acquired substantially all of the assets of Woodside Asset Management, Inc., an investment advisor firm, which has approximately $200 million under management for 70 clients. We are offering Woodside Asset Management’s services as part of our private banking services. Additionally, as part of this acquisition, Silicon Valley Bancshares obtained the general partner interests in two limited partnerships, Taurus Growth Partners, L.P. and Libra Partners, L.P., with total assets aggregating $12.3 million as of December 31, 2003. We have less than a 1% ownership interest in each of these funds. The remaining ownership interest represents limited partners’ funds invested on their behalf by the general partner in certain fixed income and marketable equity securities. However, due to our ability to control the investing activities of these limited partnerships, we have consolidated the related results of operations and financial condition into our consolidated financial statements as of and for the year ended December 31, 2003. This acquisition did not have a material impact on goodwill and is not expected to materially impact our earnings in the short term.

On September 28, 2001, a subsidiary of Silicon Valley Bank, SVB Securities, Inc., completed the acquisition of Alliant Partners, an investment banking firm providing merger and acquisition and corporate partnering services. Our investment banking business continues to do business under the name “Alliant Partners.” See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations.” On October 1, 2002, Alliant Partners was sold from our Silicon Valley Bank subsidiary to the Silicon Valley Bancshares parent company. This transfer allowed Alliant Partners to operate under less restrictive bank holding company regulations and increased our capital ratios at Silicon Valley Bank.

Competition

The banking and financial services industry is highly competitive, and evolves as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our current competitors include other banks and specialty and diversified financial services companies that offer lending, leasing, other financial products, and advisory services to our client base. The principal competitive factors in our markets include product offerings, service and pricing. Given our established market position with the client segments that we serve, we believe we compete favorably in all our markets in these areas.

Employees

As of December 31, 2003, we employed approximately 969 full-time equivalent employees. None of our employees are represented by a labor union. Competition for qualified personnel in our industry is significant, particularly for client relationship manager positions, officers, and employees with strong relationships with the venture capital community. Our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

Supervision and Regulation

General

Our operations are subject to extensive regulation by federal and state regulatory agencies. As a bank holding company, Silicon Valley Bancshares is subject to the Federal Reserve Board’s supervision, regulation, examination and reporting requirements under the Bank Holding Company Act of 1956 (“BHC Act”). Silicon Valley Bancshares has also qualified and elected to be treated as a financial holding company under the BHC Act. Silicon Valley Bank, as a California-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. Both Silicon Valley Bancshares and Silicon Valley Bank are required to file periodic reports with these regulators and provide any additional information that they may require. The following summary describes some of the more significant laws, regulations and policies that affect our operations, and is not intended to be a complete listing of all laws that apply to us. Any change in the statutes, regulations, or policies that apply to our operations may have a material effect on our business.

Regulation of Holding Company

The Federal Reserve Board requires Silicon Valley Bancshares to maintain minimum capital ratios, as discussed below in “Regulatory Capital.” Under Federal Reserve Board policy, a bank holding company is also required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks or to observe established guidelines with respect to the payment of dividends by bank holding companies will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, or a violation of the Federal Reserve Board’s regulations, or both.

Prior to becoming a financial holding company, Bancshares was required under the BHC Act to seek the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all of the assets, of any bank, bank holding company or nonbank company. In addition, prior to becoming a financial holding company, Bancshares was generally limited under the BHC Act to engaging, directly or indirectly, only in the business of banking or managing or controlling banks and other activities that were deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) amended the BHC Act to permit a qualifying bank holding company, called a financial holding company, to engage in a broader range of activities than those traditionally permissible for bank holding companies. A financial holding company may conduct activities that are “financial in nature,” including insurance, securities underwriting and dealing and market-making, and merchant banking activities, as well as additional activities that the Federal Reserve Board determines (in the case of incidental activities, in conjunction with the Treasury Department) are incidental or complementary to financial activities, without the prior approval of the Federal Reserve Board. The GLB Act also permits financial holding companies to acquire companies engaged in activities that are financial in nature or that are incidental or complementary to financial activities without the prior approval of the Federal Reserve Board. The GLB Act also repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. On November 14, 2000, Silicon Valley Bancshares became a financial holding company. As a financial holding company, Silicon Valley Bancshares no longer requires the prior approval of the Federal Reserve Board to conduct, or to acquire ownership or control of entities engaged in, activities that are financial in nature or activities that are determined to be incidental or complementary to financial activities, although the requirement in the BHC

Act for prior Federal Reserve Board approval for the acquisition by a bank holding company of more than 5% of any class of the voting shares of a bank or savings association (or the holding company of either) is still applicable. Additionally, under the merchant banking authority added by the GLB Act, Bancshares may invest in companies that engage in activities that are not otherwise permissible, subject to certain limitations, including that Bancshares make the investment with the intention of limiting the investment in duration and does not manage the company on a day-to-day basis.

To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be well capitalized (as discussed below in “Regulatory Capital”) and have at least “satisfactory” composite, managerial and Community Reinvestment Act (CRA) examination ratings. A bank holding company that does not satisfy the criteria for financial holding company status is limited to activities that were permissible under the BHC Act prior to the enactment of the GLB Act. A financial holding company that does not continue to meet all of the requirements for financial holding company status will, depending upon which requirements it fails to meet, lose the ability to undertake new activities or acquisitions that are not generally permissible for bank holding companies or to continue such activities.

Silicon Valley Bancshares is also treated as a bank holding company under the California Financial Code. As such, Silicon Valley Bancshares and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the California Department of Financial Institutions.

Regulatory Capital

The federal banking agencies have adopted minimum risk-based capital guidelines for bank holding companies and banks intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and those recorded as off-balance sheet items. These include transactions such as commitments, letters of credit, and recourse arrangements. Under these guidelines, dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are adjusted by one of several conversion factors and/or risk adjustment percentages. The Federal Reserve Board requires bank holding companies and state member banks generally to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well capitalized). At least half of total capital must consist of items such as common stock, retained earnings, noncumulative perpetual preferred stock, minority interests (including trust preferred securities) and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less most intangibles including goodwill (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease allowance. Not more than 25% of qualifying Tier 1 capital may consist of trust preferred securities. In order to be well capitalized, a bank holding company must have a minimum ratio of Tier 1 capital to risk-adjusted assets of 6%. The Federal Reserve Board also requires Bancshares and Silicon Valley Bank to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the Tier 1 leverage ratio. For a bank holding company or a bank that meets certain specified criteria, including those in the highest of the five categories used by regulators to rate banking organizations, the minimum Tier 1 leverage ratio is 3%. All other institutions are required to maintain a Tier 1 leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points (or at least 5% to be well capitalized). In addition to these requirements, the Federal Reserve Board may set individual minimum capital requirements for specific institutions at rates substantially above the minimum guidelines and ratios. Under certain circumstances, Silicon Valley Bancshares must file written notice with, and obtain approval from, the Federal Reserve Board prior to purchasing or redeeming its equity securities. See “Item 1. Business—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms” for additional discussion of capital ratios.

The ability of Silicon Valley Bancshares, like other bank holding companies, to continue to include its outstanding Trust Preferred Securities in Tier 1 capital has been made the subject of some doubt due to the issuance by the Financial Accounting Standards Board (FASB) in January 2003 of Interpretation No. 46 “Consolidation of Variable Interest Entities (VIE),” and in May 2003 of Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” although the Federal Reserve Board announced in July 2003 that qualifying Trust Preferred Securities will continue to be treated as Tier 1 capital until notice is given to the contrary.

Silicon Valley Bancshares and Silicon Valley Bank are also subject to rules that govern the regulatory capital treatment of equity investments in nonfinancial companies made on or after March 13, 2000, and that are held under certain specified legal authorities by a bank or bank holding company. Silicon Valley Bank does not currently hold any such equity investments. Under the rules, these equity investments will be subject to a separate capital charge that will reduce a bank holding company’s Tier 1 capital and, correspondingly, will remove these assets from being taken into consideration in establishing a bank holding company’s required capital ratios discussed above.

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

The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions that have substantial amounts of their assets concentrated in high-risk loans or nontraditional banking activities and who fail to adequately manage these risks may be required to set aside capital in excess of the regulatory minimums.

The capital ratios of Silicon Valley Bancshares and Silicon Valley Bank, respectively, exceeded the well-capitalized requirements, as defined above, at December 31, 2003. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 23 to the Consolidated Financial Statements—Regulatory Matters” for the capital ratios of Silicon Valley Bancshares and Silicon Valley Bank as of December 31, 2003.

Regulation of Silicon Valley Bank

Silicon Valley Bank is a California-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank is subject to primary supervision, periodic examination and regulation by the California Department of Financial Institutions and the Federal Reserve Board. If, as a result of an examination of Silicon Valley Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of Silicon Valley Bank’s operations are unsatisfactory or that Silicon Valley Bank or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Silicon Valley Bank, to assess civil monetary penalties, to remove officers and directors and ultimately to terminate Silicon Valley Bank’s deposit insurance, which for a California-chartered bank would result in a revocation of Silicon Valley Bank’s charter. The California Department of Financial Institutions has many of the same remedial powers. Various requirements and restrictions under the laws of the State of California and the United States affect the operations of Silicon Valley Bank. State and federal statues and regulations relate to many aspects of Silicon Valley Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, Silicon Valley Bank is required to maintain certain levels of capital. See “Regulatory Capital” above.

The GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state bank subsidiaries. The GLB Act permits a national bank to underwrite, deal in and purchase state and local revenue bonds. It also allows a subsidiary of a national bank to engage in financial activities that the bank cannot, except for general insurance underwriting and real estate development and investment. In order for a subsidiary to engage in new financial activities, the national bank and its depository institution affiliates must be well capitalized; have at least “satisfactory” general, managerial, and CRA examination ratings; and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks. For state banks that are members of the Federal Reserve System like Silicon Valley Bank, prior approval of the Federal Reserve Board is required before a bank can create a subsidiary to capitalize on the additional financial activities empowered by the GLB Act.

Restrictions on Dividends

Bancshares’ ability to pay cash dividends is limited by generally applicable Delaware corporation law limits. In addition, Bancshares is a legal entity separate and distinct from Silicon Valley Bank, and there are statutory and regulatory limitations on the amount of dividends that may be paid to Bancshares by Silicon Valley Bank. During 2003, 2002, and 2001, Silicon Valley Bank paid dividends of $51.0 million, $80.0 million, and $140.0 million, respectively, to Bancshares. Consequently, under these regulatory restrictions, the remaining amount available for payment of dividends to Bancshares by Silicon Valley Bank totaled $2.8 million at December 31, 2003. The Federal Reserve Board and the California Commissioner of Financial Institutions (the “Commissioner”) have the authority to prohibit Silicon Valley Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. Depending upon the financial condition of Silicon Valley Bank and other factors, the regulators could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. If Silicon Valley Bank fails to comply with its minimum capital requirements, its regulators could restrict its ability to pay dividends using prompt corrective action or other enforcement powers. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 23 to the Consolidated Financial Statements—Regulatory Matters” for further discussion on dividend restrictions.

Transactions with Affiliates

Transactions between Silicon Valley Bank and its operating subsidiaries, on the one hand, and their affiliates, on the other, are subject to restrictions imposed by federal and state law. These restrictions prevent Bancshares and other affiliates from borrowing from, or entering into other credit transactions with, Silicon Valley Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral. All such loans and credit transactions and other “covered transactions” by Silicon Valley Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of Silicon Valley Bank’s capital and surplus; and all such loans and credit transactions and other “covered transactions” by Silicon Valley Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of Silicon Valley Bank’s capital and surplus. For this purpose, “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. A company that is a direct or indirect subsidiary of Silicon Valley Bank would not be considered to be an “affiliate” of Silicon Valley Bank or its operating subsidiaries unless it fell into one of certain categories, such as a “financial subsidiary” authorized under the GLB Act. In addition, Silicon Valley Bank and its operating subsidiaries generally may not purchase a low-quality asset from an affiliate, and covered transactions and other specified transactions by Silicon Valley Bank and its operating subsidiaries with an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. Also, Silicon Valley Bank and its operating subsidiaries generally may engage in transactions with affiliates only on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower-capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends. However, the federal banking agencies may not treat an institution as critically undercapitalized unless its capital ratios actually warrant such treatment.

In addition to measures taken under the prompt corrective action provisions, bank holding companies and insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses, or for violation of any law, rule, regulation, condition imposed in writing by the agency, or term of a written agreement with the agency. Enforcement actions may include the appointment of a conservator or receiver for the bank; the issuance of a cease and desist order that can be judicially enforced; the termination of the bank’s deposit insurance; the imposition of civil monetary penalties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Safety and Soundness Guidelines

The federal banking agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. In addition, the federal banking agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

Silicon Valley Bank’s deposit accounts are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum permitted by law. The FDIC assesses an annual premium to maintain a sufficient Fund balance. The amount charged is based on the capital level of an institution and on a supervisory assessment based upon the results of examinations findings by the institution’s primary federal regulator and other information deemed relevant by the FDIC to the institution’s financial condition and the risk posed to the Bank Insurance Fund. As of December 31, 2003, the FDIC’s assessment for the insurance of BIF deposits ranged from 0 to 27 basis points per $100 of insured deposits. The FDIC may increase or decrease the premium rate on a semi-annual basis. As of December 31, 2003, Silicon Valley Bank’s assessment rate was the statutory minimum.

Silicon Valley Bank is also required to pay an annual assessment of approximately 1.5 basis points per $100 of insured deposits toward the retirement of U.S. government-issued financing corporation bonds.

Community Reinvestment Act and Fair Lending

Silicon Valley Bank is subject to a variety of fair lending laws and reporting obligations, including the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including low- to moderate-income neighborhoods. In November 2003, the Federal Reserve Board rated Silicon Valley Bank “satisfactory” in complying with its CRA obligations. A bank can become subject to substantial penalties and corrective measures for a violation of certain fair lending laws. When regulating and supervising other activities or assessing whether to approve certain applications, the federal banking agencies may consider a bank’s record of compliance with such laws and CRA obligations.

Privacy

The GLB Act imposed customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers who obtain a financial product such as a loan for personal, family, or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter. The financial company must also disclose its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information-sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the re-use of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing, or other marketing through electronic mail. Financial companies were required to be in compliance with these consumer privacy requirements no later than July 1, 2001.

USA Patriot Act of 2001

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (IMLAFATA). IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that established or increased already existing obligations of financial institutions, including Silicon Valley Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. Silicon Valley Bank is also barred from dealing with foreign “shell” banks. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the BHC Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. Silicon Valley Bank has in place a Bank Secrecy Act compliance program.

Regulation of Certain Subsidiaries

Two of our subsidiaries, Alliant Partners and SVB Securities, are registered as broker-dealers with the Securities and Exchange Commission (“SEC”) and as such are subject to regulation by the SEC and by self-regulatory organizations, such as the National Association of Securities Dealers, Inc. Our investment advisory subsidiaries, Woodside Asset Management, Inc., and SVB Asset Management, are registered with the SEC under the Investment Advisers Act of 1940, as amended, and are subject to that act and the rules and regulations promulgated thereunder.

Our broker-dealer subsidiaries are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, our broker-dealer subsidiaries are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others.

Under certain circumstances, this rule could limit the ability of Bancshares to withdraw capital from Alliant Partners and limit the ability of Silicon Valley Bank to withdraw capital from SVB Securities.

As broker-dealers, Alliant Partners and SVB Securities are also subject to other regulations covering the operations of their respective businesses, including sales and trading practices; use of client funds and securities; and conduct of directors, officers, and employees. Broker-dealers are also subject to regulation by state securities administrators in the states where they do business. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses; the imposition of censures or fines; the issuance of cease and desist orders; and the suspension or expulsion from the securities business of a firm, its officers, or its employees. The SEC and the national securities exchanges, in particular, emphasize the need for supervision and control by broker-dealers of their employees.

Available Information

Our Internet address is http://www.svb.com. We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Bancshares was incorporated in Delaware in 1999.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 3003 Tasman Drive, Santa Clara, California in three buildings, approximating 215,000 square feet in total. The leases related to our corporate headquarter facilities in Santa Clara expire in May 2005.

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

We currently operate 26 regional offices. We operate throughout the Silicon Valley with offices in Fremont, Santa Clara, Palo Alto, and on Sand Hill Road, which is the center of the venture capital community in California. Other regional offices in California include: Irvine, Los Angeles, Napa Valley, San Diego, San Francisco, Santa Barbara, and Sonoma. Office locations outside of California include: Phoenix, Arizona; Boulder, Colorado; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; New York, New York; Durham, North Carolina; Portland, Oregon; Philadelphia, Pennsylvania; Austin, Texas; Dallas, Texas; Northern Virginia; and Seattle, Washington. All of our properties are occupied under leases, which expire at various dates through 2011, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

ITEM 3. LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at December 31, 2003, or at the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by the stockholders of Silicon Valley Bancshares’ common stock during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation (Nasdaq) national market under the symbol “SIVB.”

The following table shows the high and low sales prices for our common stock for each quarterly period during the last two years, based on the daily closing price as reported by the Nasdaq national market.

	2003		2002
Quarter	Low	High	Low	High
First	$15.71	$19.63	$21.17	$31.25
Second	$18.11	$27.00	$25.30	$33.87
Third	$22.66	$31.00	$16.75	$27.01
Fourth	$27.46	$37.25	$14.58	$19.94

Stockholders

There were 705 registered holders of our stock as of December 31, 2003. Additionally, we believe there were approximately 8,194 beneficial holders of common stock whose shares are held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.

Dividends

We have not paid cash dividends on our common stock since 1992. Currently, we have no plan to pay cash dividends on our common stock. Periodically, we evaluate the decision of paying cash dividends in the context of our performance, general economic performance, and relevant tax and financial parameters. Our ability to pay cash dividends is limited by generally applicable corporate and banking laws and regulations. See “Item 1. Business—Supervision and Regulation—Restrictions on Dividends,” and “Item 8. Consolidated Financial Statements and Supplementary Data—Note 23 to the Consolidated Financial Statements—Regulatory Matters” for additional discussion on restrictions and limitations on the payment of dividends imposed on us by government regulations.

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this report.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to our prior years’ results to conform to 2003 presentations. Such reclassifications had no effect on the results of operations or stockholders’ equity. In addition, the common stock summary information has been restated to reflect a two-for-one stock split on May 15, 2000.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars and shares in thousands, except per share amounts)
Income Statement Summary:
Net interest income	$188,884	$194,708	$262,985	$329,848	$205,439
Provision for loan losses	(6,223)	3,882	16,724	54,602	52,407
Noninterest income	75,060	67,858	70,833	189,630	58,855
Noninterest expense	262,687	186,374	183,488	198,361	125,659
Minority interest	7,689	7,767	7,546	460	—
Income before income tax expense	15,169	80,077	141,152	266,975	86,228
Income tax expense	3,192	26,719	52,998	107,907	34,030
Net income	$11,977	$53,358	$88,154	$159,068	$52,198
Common Share Summary:
Earnings per share—basic	$0.33	$1.21	$1.85	$3.41	$1.27
Earnings per share—diluted	0.32	1.18	1.79	3.23	1.23
Book value per share	12.76	14.55	13.82	12.54	8.23
Weighted average shares outstanding—basic	36,109	44,000	47,728	46,656	41,258
Weighted average shares outstanding—diluted	37,321	45,080	49,155	49,220	42,518
Year-End Balance Sheet Summary:
Investment securities	$1,575,434	$1,535,694	$1,833,162	$2,107,590	$1,747,408
Loans, net of unearned income	1,989,229	2,086,080	1,767,038	1,716,549	1,623,005
Goodwill	37,549	100,549	96,380	—	—
Assets	4,465,370	4,183,181	4,172,077	5,626,775	4,596,398
Deposits	3,666,876	3,436,127	3,380,977	4,862,259	4,109,405
Long-term debt	204,286	17,397	25,685	—	—
Trust preferred securities(1)	—	39,472	38,641	38,589	38,537
Stockholders’ equity	447,005	590,350	627,515	614,121	368,850
Average Balance Sheet Summary:
Investment securities	$1,440,517	$1,554,035	$1,817,379	$1,932,461	$1,576,630
Loans, net of unearned income	1,800,022	1,762,296	1,656,958	1,580,176	1,591,634
Goodwill	91,992	98,252	24,955	—	—
Assets	4,040,523	3,866,242	4,372,000	5,180,750	3,992,410
Deposits	3,277,594	3,063,516	3,581,725	4,572,457	3,681,598
Long-term debt	105,477	23,769	6,652	—	—
Trust preferred securities(1)	43,683	38,667	38,611	38,559	38,507
Stockholders’ equity	494,998	631,005	651,861	478,018	238,085
Capital Ratios:
Total risk-based capital ratio	16.6%	16.0%	17.2%	17.7%	15.5%
Tier 1 risk-based capital ratio	12.0%	14.8%	15.9%	16.5%	14.3%
Tier 1 leverage ratio	10.3%	13.9%	14.8%	12.0%	8.8%
Average stockholders’ equity to average assets	12.3%	16.3%	14.9%	9.2%	6.0%
Selected Financial Ratios:
Return on average assets	0.3%	1.4%	2.0%	3.1%	1.3%
Return on average stockholders’ equity	2.4%	8.5%	13.5%	33.3%	21.9%
Net interest margin(1)	5.3%	5.7%	6.8%	6.9%	5.5%
Other Data:
Private label client investments, sweep products, and assets under management	$9,346,128	$8,495,321	$9,283,368	$10,805,694	$5,666,278

(1)             Adoption of FIN No. 46 and SFAS No. 150 in the latter half of 2003 resulted in a change of classification of trust preferred securities distribution expense from noninterest expense to interest expense on a prospective basis. Additionally, the adoption of FIN No. 46 and SFAS No. 150 resulted in a change of classification of Trust Preferred Securities from noninterest bearing funding sources to interest-bearing liabilities on a prospective basis. Prior to adoption of FIN No. 46 and SFAS No. 150, in accordance with accounting rules in effect at that time, the company recorded trust preferred securities distribution expense as noninterest expense. On October 30, 2003, $50.0 million in cumulative 7.0% Trust Preferred Securities were issued through a newly formed special purpose trust, SVB Capital II. The Company received $51.5 million in proceeds from the issuance of 7.0% Junior Subordinated Debentures to SVB Capital II. A portion of the net proceeds were used to redeem the existing $40.0 million of 8.25% Trust Preferred Securities. Approximately $1.3 million of deferred issuance costs related to redemption of the $40.0 million 8.25% Trust Preferred Securities were included in interest expense in the fourth quarter of 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Factors That May Affect Future Results.”

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this report. Certain reclassifications have been made to our prior years’ results to conform to 2003 presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Overview of Company Operations

For over 20 years, we have been dedicated to helping entrepreneurs succeed, specifically focusing on industries where we have deep knowledge and relationships. Our focus remains on the technology, life science, private equity, and premium wine niches. In 2003, we continued to diversify our services to support our clients throughout their life cycles, regardless of their age or size. We offer a range of financial services that generate three distinct sources of income.

In part, our income is generated from interest rate differentials. The difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, accounts for the major portion of our earnings. Our deposits are largely obtained from clients within our technology, life science, and premium winery industry sectors, and, to a lesser extent, from individuals served by our private banking division. We do not obtain deposits from conventional retail sources and have no brokered deposits. As part of negotiated credit facilities, we frequently obtain rights to acquire stock in the form of warrants in certain client companies.

Fee-based services also generate income for the company. We market our full range of financial services to clients and private equity firms including venture capitalists. In addition to our commercial and personal banking services, we offer fee-based merger and acquisition services, private placements, and investment and advisory services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

In addition, we seek to obtain equity returns through investments in direct private equity and venture capital fund investments. We also manage two limited partnerships: a venture capital fund and a fund that invests in venture capital funds.

Critical Accounting Policies

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis, including those related to the marketable and non-marketable equity securities, allowance for loan losses, and goodwill. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the accounting policies discussed below are the most critical to our financial statements because their application places the most significant demands on management’s judgments. Each estimate is discussed below. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of the management’s discussion and analysis.

Executive management discussed the development, selection, and disclosure of these critical accounting policies with our audit committee on January 28, 2004.

Marketable Equity Securities

Our investments in marketable equity securities include:

•        Unexercised warrants for shares of publicly-traded companies.

•        Investments in shares of publicly-traded companies. Equity securities in our warrant, direct equity, and venture capital fund portfolios generally become marketable when a portfolio company completes an initial public offering on a publicly-reported market, or is acquired by a publicly-traded company.

•        Marketable equity securities related to Taurus Growth Partners, L.P. and Libra Partners, L.P. For information on these entities, see “Item 1. Business—Business Combinations.”

Unrealized gains or losses on warrant and equity investment securities are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.”

•        Unrealized gains or losses after applicable taxes, on available-for-sale marketable equity securities that result from initial public offerings are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. We are often contractually restricted from selling equity securities, for a certain period of time, subsequent to the portfolio company’s initial public offering. Gains or losses on these marketable equity instruments are recorded in our consolidated statements of income in the period the underlying securities are sold to a third party.

•        Gains or losses on marketable warrant and equity investment securities that result from a portfolio company being acquired by a publicly-traded company are marked to market when the acquisition occurs. The resulting gains or losses are recognized into income on that date, in accordance with Emerging Issues Task Force, Issue No. 91-5, “Nonmonetary Exchange of Cost-Method Investments.”  Further fluctuations in the market value of these marketable equity instruments, prior to eventual sale, are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition price, are recognized in our consolidated statements of income.

•        If we possess a warrant that can be settled with a net cash payment to us, the warrant meets the definition of a derivative instrument. Changes in fair value of such derivative instruments are recognized as securities gains or losses in our consolidated statements of income.

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

Non-Marketable Equity Securities

We invest in non-marketable equity securities in several ways:

•        By direct purchases of preferred or common stock in privately-held companies

•        By capital contributions to venture capital funds, which in turn, make investments in preferred or common stock of privately held companies

•        Through our venture capital fund, Silicon Valley BancVentures, L.P., which makes investments in preferred or common stock of privately held companies

•        Through our fund of funds, SVB Strategic Investors Fund, L.P., which makes investments in venture capital funds, which in turn, invest in privately held companies

Unexercised warrant securities in private companies are initially recorded at a nominal value on our consolidated balance sheets. They are carried at this value until they become marketable or expire.

A summary of our accounting policies for other non-marketable equity securities is presented in the following table. A complete description of the accounting policies follows the table.

Private Equity and Venture Capital Fund Investments
Wholly-Owned by Bancshares	Cost basis less identified impairment, if any
Owned by Silicon Valley BancVentures, L.P. and SVB Strategic Investors Fund, L.P.	Investment company accounting, adjusted to fair value on a quarterly basis through the statement of income

Bancshares’ wholly-owned non-marketable venture capital fund investments and other direct equity investments are recorded on a cost basis as our interests are considered minor because we own less than 5% of the company and have no influence over the company’s operating and financial policies. Our cost basis in each investment is reduced by returns until the cost basis of the individual investment is fully recovered. Returns in excess of the cost basis are recorded as investment gains in noninterest income.

The values of the investments are reviewed at least quarterly, giving consideration to the facts and circumstances of each individual investment. Management’s review of private equity investments typically includes the relevant market conditions, offering prices, operating results, financial conditions, and exit strategies. A decline in the fair value that is considered other than temporary is recorded in our consolidated statements of income in the period the impairment occurs. Any estimated loss is recorded in noninterest income as investment losses.

Investments held by Silicon Valley BancVentures, L.P. are recorded at fair value using investment company accounting rules. The investments consist principally of stock in private companies that are not traded on a public market and are subject to restrictions on resale. These investments are carried at estimated fair value as determined by the general partner. The valuation generally remains at cost until such time that there is significant evidence of a change in values based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by Bancshares and has an ownership interest of 10.7% in Silicon Valley BancVentures, L.P. Therefore, Silicon Valley BancVentures, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated statements of income. The portion of any gains or losses belonging to the limited partners is reflected in minority interest in net losses of consolidated affiliates and adjusts Bancshares’ income to its percentage ownership.

The SVB Strategic Investors Fund, L.P. portfolio consists primarily of investments in venture capital funds, which are recorded at fair value using investment company accounting rules. The carrying value of the investments is determined by the general partner based on the percentage of SVB Strategic Investors Fund, L.P.’s interest in the total fair market value as provided by each venture capital fund investment. SVB Strategic Investors, LLC generally utilizes the fair values assigned to the underlying portfolio investments by the management of the venture capital funds. The estimated fair value of the investments is determined after giving consideration to the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information. The general partner, SVB Strategic Investors, LLC, is owned and controlled by Bancshares and has an ownership interest of 11.1% in SVB Strategic Investors Fund, L.P. Therefore, SVB Strategic Investors Fund, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in our consolidated statements of income. The limited partner’s share of any gains or losses is reflected in minority interest in net losses of consolidated affiliates and adjusts Bancshares’ income to its percentage ownership.

We consider our non-marketable equity securities accounting policies to be critical, as the timing and amount of gain or losses, if any, from these instruments depend upon factors beyond our control. These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. Therefore, we cannot predict future gains or losses with any degree of accuracy and any gains or losses are likely to vary materially from period to period. In addition, the valuation of non-marketable equity securities included in our financial statements represents our best interpretation of the underlying equity securities performance at this time. Because of the inherent uncertainty of valuations, the estimated values of these securities may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future.

Allowance for Loan Losses

We consider our accounting policy relating to the estimation of the allowance for loan losses to be critical as estimation of the allowance involves material estimates by our management and is particularly susceptible to significant changes in the near term.

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

The allowance for loan losses is established through a provision for loan losses charged to expense to provide for credit risk. Our allowance for loan losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is imprecise. Our management applies the following evaluation process to our loan portfolio to estimate the required allowance for loan losses:

We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk-rating. Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans, which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review credit relationships that exceed specific dollar values, at least quarterly. Our review process evaluates the appropriateness of the credit risk rating and allocation of allowance for loan losses, as well as other account management functions. In addition, our management receives and approves an analysis for all impaired loans, as defined by the SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.” The allowance for loan losses is allocated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan, or for individual impaired loans as determined by SFAS No. 114.

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

We analyze the historical loan loss migration trend by compiling gross loan loss data and by credit risk-rating for the rolling twelve-month periods as of the end of each quarter. Each of the loans charged-off over the twelve-month period is assigned a credit risk rating at the period end of each of the preceding four quarters. On an annual basis, the model calculates charged-off loans as a percentage of current period end loans by credit risk-rating category. The percentages are averaged and are aggregated to estimate our loan loss factors. The annual periods reviewed and averaged to form the loan loss factors will be limited to twelve quarters beginning March 31, 2004 when our ten grade risk rating system will have twelve quarters of history. The current period end client loan balances are aggregated by risk-rating category. Loan loss factors for each risk-rating category are ultimately applied to the respective period end client loan balances for each corresponding risk-rating category, to provide an estimation of the allowance for loan losses.

Contingent and Macro Allocations

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

A macro allocation is calculated each quarter based upon an assessment of the risks that may lead to a loan loss experience different from our historical results. These risks are aggregated to become our macro allocation. Based on management’s prediction or estimates of changing risks in the lending environment, the macro allocation may vary significantly from period to period and includes but is not limited to consideration of the following factors:

•        Changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices

•        Changes and development in national and local economic business conditions, including the market and economic condition of our clients’ industry sectors

•        Changes in the nature of our loan portfolio

•        Changes in experience, ability and depth of lending management and staff

•        Changes in the trend of the volume and severity of past due and classified loans

•        Changes in the trend of the volume of nonaccrual loans, troubled debt restructurings and other loan modifications

Finally, we compute several modified versions of the model, which provide additional assurance that the statistical results of the historical loan loss migration model are reasonable. Our Chief Credit Officer and Chief Financial Officer evaluate the adequacy of the allowance for loan losses based on the results of our analysis.

Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. The majority of our goodwill resulted from the acquisition of Alliant Partners, a mergers and acquisitions firm. The value of this goodwill is supported ultimately by revenue from the acquired businesses. A decline in earnings as a result of a decline in mergers and acquisitions transaction volume or a decline in the valuations of mergers and acquisitions clients could lead to impairment, which would be recorded as a write-down in our consolidated statements of income.

On an annual basis or as circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. The evaluation methodology for potential impairments is inherently complex, and involves significant management judgment in the use of estimates and assumptions. We evaluate impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the “implied” fair value, defined below, of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing goodwill down to the implied fair value.

We primarily use a discounted future cash flows approach to value the reporting unit being evaluated for goodwill impairment. These estimates involve many assumptions, including expected results of operations, assumed discounts rates, and assumed growth rates for the reporting units. The discount rate used is based on standard industry practice, taking into account the expected equity risk premium, the size of the business, and the probability of the reporting unit achieving its financial forecasts. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the fair value of the unit was the purchase price.

Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more likely-than-not expectation that a reporting unit will be sold or disposed of. More information about goodwill is included in  “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Goodwill” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results.”

Results of Operations

Earnings Summary

We reported net income in 2003 of $12.0 million, as compared to net income of $53.4 million in 2002 and $88.2 million in 2001. Diluted earnings per common share totaled $0.32 in 2003, as compared to $1.18 in 2002, and $1.79 in 2001. Return on average equity in 2003 was 2.4%, as compared to 8.5% in 2002, and 13.5% in 2001. Return on average assets was 0.3% in 2003, as compared to 1.4% in 2002, and 2.0% in 2001.

The decrease in net income between 2002 and 2003, primarily resulted from an increase of $76.3 million in noninterest expense. The increase in noninterest expense was principally due to the following factors: (1) impairment of goodwill charges aggregating $63.0 million related to Alliant Partners, and (2) an increase in expense associated with our incentive compensation program, which we believe was necessary to retain our professional talent in an improving economic environment. Additionally, due to a decrease in the weighted-average prime rate from 4.7% in 2002 to 4.1% in 2003, we earned lower interest income from our investment securities and loan portfolios, which resulted in a decline in net interest income. However, our provision for loan and lease loss expense decreased by $10.1 million between 2002 and 2003, largely due to a significant loan loss recovery in the third quarter of 2003 and our improved credit quality.

The decrease in net income for 2002 as compared to 2001 was primarily attributable to a decline in both net interest income and noninterest income, partially offset by decreases in both provision for loan losses and income tax expense. The major components of net income and changes in these components are summarized in the following table for the years ended December 31, 2003, 2002, and 2001, and are discussed in more detail on the following pages.

	Years Ended December 31,
	2003	2002	2001	% Change 2003 / 2002	% Change 2002 / 2001
	(Dollars in thousands)
Net interest income	$188,884	$194,708	$262,985	(3.0)%	(26.0)%
Provision for loan losses	(6,223)	3,882	16,724	(260.3)	(76.8)
Noninterest income	75,060	67,858	70,833	10.6	(4.2)
Noninterest expense	262,687	186,374	183,488	40.9	1.6
Minority interest	7,689	7,767	7,546	(1.0)	2.9
Income before income tax expense	15,169	80,077	141,152	(81.1)	(43.3)
Income tax expense	3,192	26,719	52,998	(88.1)	(49.6)
Net income	$11,977	$53,358	$88,154	(77.6)%	(39.5)%

Net Interest Income and Margin

Net interest income is defined as the difference between interest earned (primarily on loans, investment securities, federal funds sold and securities purchased under agreement to resell) and interest paid on funding sources (such as deposits and borrowings). Net interest income is our principal source of revenue. Net interest margin is defined as the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as interest expense as a percentage of average interest-earning assets.

The following table sets forth average assets, liabilities, minority interest and stockholders’ equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the years ended December 31, 2003, 2002, and 2001.

	Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and securities purchased under agreement to resell(1)	$385,169	$4,530	1.2%	$153,185	$2,865	1.9%	$509,965	$25,421	5.0%
Investment securities:
Taxable	1,297,920	42,789	3.3	1,376,977	46,585	3.4	1,522,785	79,245	5.2
Non-taxable(2)	142,597	9,613	6.7	177,058	10,606	6.0	294,594	16,616	5.6
Loans:(3)(4)(5)
Commercial	1,508,961	134,589	8.9	1,508,204	141,697	9.4	1,459,748	167,850	11.5
Real estate construction and term	98,720	5,989	6.1	102,479	7,245	7.1	83,389	8,819	10.6
Consumer and other	192,341	8,192	4.3	151,613	7,298	4.8	113,821	8,190	7.2
Total loans	1,800,022	148,770	8.3	1,762,296	156,240	8.9	1,656,958	184,859	11.2
Total interest-earning assets	3,625,708	205,702	5.7	3,469,516	216,296	6.2	3,984,302	306,141	7.7
Cash and due from banks	192,591			182,400			239,571
Allowance for loan losses	(72,044)			(74,845)			(76,287)
Goodwill	91,992			98,252			24,955
Other assets	202,276			190,919			199,459
Total assets	$4,040,523			$3,866,242			$4,372,000
Funding sources:
Interest-bearing liabilities:
NOW deposits	$23,447	105	0.4	$33,567	220	0.7	$42,037	381	0.9
Regular money market deposits	332,632	1,824	0.5	288,238	2,751	1.0	269,886	3,034	1.1
Bonus money market deposits	673,982	3,686	0.5	614,378	5,855	1.0	733,412	8,580	1.2
Time deposits	485,199	3,468	0.7	610,996	7,403	1.2	792,031	24,871	3.1
Short-term borrowing	9,217	257	2.8	33,824	1,083	3.2	10,682	265	2.5
Long-term debt	105,477	1,087	1.0	23,769	564	2.4	6,652	210	3.2
Trust preferred securities(6)	24,490	3,026	12.4	—	—	—	—	—	—
Total interest-bearing liabilities	1,654,444	13,453	0.8	1,604,772	17,876	1.1	1,854,700	37,341	2.0
Portion of noninterest-bearing funding sources	1,971,264			1,864,744			2,129,602
Total funding sources	3,625,708	13,453	0.4	3,469,516	17,876	0.5	3,984,302	37,341	0.9
Noninterest-bearing funding sources:
Demand deposits	1,762,334			1,516,337			1,744,359
Other liabilities	72,073			44,316			52,023
Trust preferred securities(6)	19,193			38,667			38,611
Minority interest	37,481			31,145			30,446
Stockholders’ equity	494,998			631,005			651,861
Portion used to fund interest-earning assets	(1,971,264)			(1,864,744)			(2,129,602)
Total liabilities, minority interest and stockholders’ equity	$4,040,523			$3,866,242			$4,372,000
Net interest income and margin		$192,249	5.3%		$198,420	5.7%		$268,800	6.8%
Total deposits	$3,277,594			$3,063,516			$3,581,725

(1)             Includes average interest-bearing deposits in other financial institutions of $783, $609, and $568 in 2003, 2002 and 2001, respectively.

(2)             Interest income on nontaxable investments is presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35% for all years presented. These adjustments were $3,365, $3,712, and $5,815 for the years ended December 31, 2003, 2002, and 2001, respectively.

(3)             Average loans include average nonaccrual loans of $16,089, $19,602, and $21,565 in 2003, 2002, and 2001, respectively.

(4)             Average loans are net of average unearned income of $12,573, $11,651, and $7,669 in 2003, 2002, and 2001, respectively.

(5)             Loan interest income includes loan fees of $36,348, $36,701, and $37,407 in 2003, 2002 and 2001, respectively.

(6)             Adoption of FIN No. 46 and SFAS No. 150 in the latter half of 2003 resulted in a change of classification of trust preferred securities distribution expense from noninterest expense to interest expense on a prospective basis. Additionally, the adoption of FIN No. 46 and SFAS No. 150 resulted in a change of classification of Trust Preferred Securities from noninterest bearing funding sources to interest-bearing liabilities on a prospective basis. Prior to adoption of FIN No. 46 and SFAS No. 150, in accordance with accounting rules in effect at that time, the company recorded trust preferred securities distribution expense as noninterest expense. On October 30, 2003, $50.0 million in cumulative 7.0% Trust Preferred Securities were issued through a newly formed special purpose trust, SVB Capital II. We received $51.5 million in proceeds from the issuance of 7.0% Junior Subordinated Debentures to SVB Capital II. A portion of the net proceeds were used to redeem the existing $40.0 million of 8.25% Trust Preferred Securities. Approximately $1.3 million of deferred issuance costs related to redemption of the $40.0 million 8.25% Trust Preferred Securities were included in interest expense in the fourth quarter of 2003.

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

	2003 Compared to 2002 Increase (Decrease) Due to Changes in			2002 Compared to 2001 (Decrease) Increase Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Federal funds sold and securities purchased under agreement to resell	$3,102	$(1,437)	$1,665	$(11,905)	$(10,651)	$(22,556)
Investment securities	(4,696)	(93)	(4,789)	(14,099)	(24,571)	(38,670)
Loans	3,442	(10,912)	(7,470)	11,391	(40,010)	(28,619)
Increase (decrease) in interest income	1,848	(12,442)	(10,594)	(14,613)	(75,232)	(89,845)
Interest expense:
NOW deposits	(52)	(63)	(115)	(69)	(92)	(161)
Regular money market deposits	426	(1,353)	(927)	171	(454)	(283)
Bonus money market deposits	599	(2,768)	(2,169)	(1,201)	(1,524)	(2,725)
Time deposits	(1,328)	(2,607)	(3,935)	(4,766)	(12,702)	(17,468)
Short-term borrowings	(701)	(125)	(826)	724	94	818
Long-term debt	1,007	(484)	523	422	(68)	354
Trust preferred securities	3,026	—	3,026	—	—	—
Increase (decrease) in interest expense	2,977	(7,400)	(4,423)	(4,719)	(14,746)	(19,465)
Decrease in net interest income	$(1,129)	$(5,042)	$(6,171)	$(9,894)	$(60,486)	$(70,380)

2003 Compared to 2002

Net Interest Income

Net interest income on a fully taxable-equivalent basis totaled $192.2 million in 2003, a decrease of $6.2 million, or 3.1%, from $198.4 million in 2002. The decrease in net interest income was due to a $10.6 million, or 4.9%, decline in interest income, offset by a $4.4 million, or 24.7%, decrease in interest expense over the comparable prior-year period. Interest expense in 2003 included $3.0 million relating to the SFAS No. 150 and Fin No. 46-mandated classification of trust preferred securities distribution expense as interest expense, for the latter half of 2003. For periods prior to June 30, 2003, trust preferred securities distribution expense was classified as noninterest expense, and therefore did not impact the net interest margin.

Impact of Declining Market Interest Rates on Interest-Earning Assets

Throughout the current decreasing market interest rate environment, we implemented numerous measures to minimize the impact to our net interest margin. These measures included diversifying the product mix in the investment portfolio to higher-yielding, high-quality assets and reducing rates paid on interest-bearing deposits. Additionally, we have increased the duration of our investment securities portfolio by replacing certain short-term, lower yielding securities with longer-term, higher-yielding securities such as collateralized mortgage obligations, thereby taking advantage of a steeper interest rate curve. Overall, the duration of our investment securities portfolio increased to approximately 1.7 years in 2003, from approximately 1.5 years in 2002.

The $10.6 million decrease in interest income for 2003, as compared to 2002, was the result of a $12.4 million unfavorable rate variance associated with each component of interest-earning assets, partially offset by a $1.8 million favorable volume variance. Market interest rates decreased slightly during 2003, which caused the weighted average prime rate to decline by 55 basis points from 4.7% in 2002. Consequently, the yield on loans decreased by 60 basis points in 2003 to 8.3% from 8.9% in 2002. In 2003, we incurred a $10.9 million unfavorable rate variance associated with our loan portfolio. Floating rate loans, which represent approximately 81.2% of our total loan portfolio, produced lower interest income due to a lower average prime rate in 2003 compared to 2002. The average yield on federal funds sold and securities purchased under agreement to resell also decreased due to the decline in market interest rates, from 1.9% in 2002 to 1.2% in 2003, which caused a $1.4 million unfavorable rate variance.

Net Increase in Interest-Earning Assets

Total average interest-earning assets in 2003 increased $156.2 million, or 4.5% as compared to the prior year. The increase in total average interest-earning assets was principally funded by an increase in average noninterest-bearing deposits of $246.0 million, or 16.2%, and an increase in average long-term debt of $81.7 million, or 343.8%, offset by a decrease in average stockholders’ equity of $136.0 million, or 21.6%. The increase in average long-term debt was principally due to the issuance of $150.0 million of zero coupon convertible debt in May 2003. The net proceeds from the issuance of the convertible debt were largely used to repurchase our common stock, which resulted in the aforementioned decrease in average stockholders’ equity.

Average loans increased $37.7 million, or 2.1%, in 2003, as compared to 2002, resulting in a $3.4 million favorable volume variance. In 2003, we grew our average loan portfolio to a record level by continuing to focus on attracting middle-market and mature corporate technology and life sciences clients, which we believe are under-served by our competitors. We experienced loan growth across most of the industry sectors we serve. Additionally, our new loans continue to be subject to our existing underwriting practices. We expect further growth in our loan balances to bolster our net interest margin since it will shift liquid interest-earning assets from our investment portfolio, which currently yields 3.6%, to loans with yields ranging from approximately 4.3% to 8.9%. We expect modest loan growth to continue throughout 2004.

Average investment securities for 2003 decreased $113.5 million, or 7.3%, as compared to 2002, resulting in a $4.7 million unfavorable volume variance. The decrease in average investment securities was primarily concentrated in short-term investments, partially offset by an increase in longer-term collateralized mortgage obligations.

Average federal funds sold and securities purchased under agreement to resell increased $232.0 million, or 151.4% in 2003, as compared to the prior year, resulting in a $3.1 million favorable volume variance. This increase was primarily due to a change in the investment portfolio mix. We expect to continue the trend of managing federal funds sold and overnight repurchase agreements at appropriate levels.

The yield on average interest-earning assets decreased 60 basis points in 2003 from the prior year. This decrease primarily resulted from a decline in short-term market interest rates; thus, we earned lower yields on each component of our interest-earning assets.

Decrease in Interest Expense

Total interest expense in 2003 decreased $4.4 million from 2002. This decrease was due to a favorable rate variance of $7.4 million, partially offset by an unfavorable volume variance of $3.0 million. The favorable rate variance between 2002 and 2003 primarily resulted from a reduction in the average rates paid on all of our interest-bearing deposits, particularly those rates paid on our time deposit and bonus money market deposit products.

The unfavorable volume variance was due in large part to the SFAS No. 150-mandated classification of trust preferred securities distribution expense of $3.0 million as interest expense, for the latter half of 2003. Trust preferred securities distribution expense was previously classified as noninterest expense. Of the $3.0 million in trust preferred securities distribution expense, approximately $1.3 million related to the recognition of deferred issuance costs in the fourth quarter of 2003, due to the redemption of our 8.25% Trust Preferred Securities. In the fourth quarter of 2003, we entered into an interest rate swap agreement to swap our 7.0% fixed payment on Junior Subordinated Debentures for a variable rate based on the London Inter-Bank Offer rate (LIBOR) plus a spread. We expect this swap to have a positive impact on our cost of funds in 2004.

Additionally, we experienced an unfavorable volume variance related to long-term debt of $1.0 million. In the second quarter of 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes, with a maturity of June 15, 2008. Although no interest is paid on the notes, we experienced an increase in interest expense due to amortization of the convertible debt issuance costs. The overall unfavorable volume variance caused primarily by long-term debt and Trust Preferred Securities was partially offset by average time deposits, which decreased from $611.0 million in 2002 to $485.1 million in 2003, causing a $1.3 million favorable volume variance.

The average cost of funds paid on average interest-bearing liabilities in 2003 was 0.8% down from 1.1% in 2002. This decrease in the average cost of funds was largely due to a decrease of 50 basis points on the average rates paid on both our money market deposit and time deposit products.

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

Interest Income

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

Average loans increased $105.3 million, or 6.4%, in 2002, as compared to 2001, resulting in an $11.4 million favorable volume variance. At December 31, 2002, we grew our loan portfolio to a record level by refocusing on attracting middle-market and mature corporate technology and life sciences clients, which we believe are under-served by our competitors. In 2002, we experienced loan growth across most of the industry sectors we serve.

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

Interest Expense

Total interest expense in 2002 decreased $19.5 million from 2001. This decrease was due to a favorable rate variance of $14.7 million, combined with a favorable volume variance of $4.7 million. The favorable rate variance largely resulted from a reduction between 2001 and 2002 in the average rate paid on our time-deposit product from 3.1% to 1.2%.

The average cost of funds paid on average interest-bearing liabilities in 2002 was 1.1% down from 2.0% in 2001. This decrease in the average cost of funds was largely due to a decrease of 190 basis points in the average rate paid on our time-deposit product.

Provision for Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments. For a more detailed discussion of credit quality and the allowance for loan losses, see “Item 7. Critical Accounting Policies” and “Item 7. Financial Condition—Credit Quality and the Allowance for Loan Losses.”

Our provision for loan losses totaled $(6.2) million in 2003, as compared to $3.9 million in 2002, and $16.7 million in 2001. We obtained net recoveries of $0.2 million in 2003, as compared to net charge-offs of $5.8 million in 2002, and $18.1 million in 2001. The decrease in provision for loan losses for 2003, as compared to 2002, primarily resulted from $20.4 million in recoveries in 2003 and improved credit quality. A large portion of the loan loss recoveries in 2003 related to the settlement of remaining film loan litigation. We expect lower gross loan loss recoveries in 2004. The decrease in provision for loan losses for 2002, as compared to 2001, resulted from $22.2 million in recoveries in 2002, relating in large part to loan loss recoveries from film loan litigation settlements.

Noninterest Income

The following table summarizes the components of noninterest income and the percent change from year to year:

	Years Ended December 31,			% Change
	2003	2002	2001	2003 / 2002	2002 / 2001
	(Dollars in thousands)
Client investment fees	$23,991	$30,671	$41,598	(21.8)%	(26.3)%
Deposit service charges	13,202	9,072	6,196	45.5	46.4
Corporate finance fees	13,149	12,110	2,911	8.6	316.0
Letter of credit and foreign exchange income	12,856	15,225	12,655	(15.6)	20.3
Income from client warrants	7,528	1,661	8,500	353.2	(80.5)
Credit card fees	3,431	955	625	259.3	52.8
Investment losses	(8,402)	(9,825)	(12,373)	(14.5)	(20.6)
Other	9,305	7,989	10,721	16.5	(25.5)
Total noninterest income	$75,060	$67,858	$70,833	10.6%	(4.2)%

Client investment fees decreased in 2003 from 2002 and 2001. We offer private label investment, sweep products, and asset management services to clients on which we earn fees on clients’ average balances, ranging from 10 to 100 basis points in 2003, 12.5 to 107 basis points in 2002, and 11 to 107 basis points in 2001. At December 31, 2003, $9.3 billion in client funds were invested in these products, compared to $8.5 billion in 2002, and $9.3 billion in 2001. Of these funds, $6.4 billion, $8.5 billion, and $6.4 billion were invested in mutual fund products as of December 31, 2003, 2002, and 2001, respectively. Total invested client funds have increased between 2002 and 2003, however, the decrease in client investment fees from year to year was due to a shift in client investment mix. The sustained low interest rate environment has caused lower priced investment products to become a more attractive investment strategy for many of our clients.

In the first quarter of 2003, we established a registered investment advisor (SVB Asset Management) to meet the demand for active management of client investment portfolios. We expect this action will allow us to provide a more expansive and competitive array of investment products and service to our clients. While the fees earned per dollar managed has been reduced, our strategy is to make up for the lower fees through greater volume. At December 31, 2003, SVB Asset Management had $591.6 million of assets under management.

Deposit service charges have increased steadily from year to year, primarily due to increased client usage of our expanded and enhanced suite of fee-based cash management services. Additionally, clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or through explicit payments recognized by us as deposit service charges income. Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received lower earnings credits in 2003, as compared to the prior years due to lower market interest rates. As such, our clients had fewer credits to offset deposit service charges. Thus, we earned higher recognizable deposit service charges year over year.

Corporate finance fees increased slightly in 2003 from 2002. Corporate finance fees totaled $12.1 million in 2002, a substantial increase from 2001. In 2002, Alliant Partners, our investment-banking subsidiary, generated the entire balance of $12.1 million. SVB Securities, Inc., generated $1.1 million in corporate finance fees in 2001. The increase in corporate finance fees from 2001 to 2002 was primarily due to the acquisition of Alliant on September 28, 2001, which increased our mergers and acquisitions advisory activity. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations.” Alliant’s revenues are typically a function of the valuation of their clients’ mergers and acquisitions transactions. In recent years, economic events have depressed valuations of high technology and life sciences corporations. Thus, Alliant has not achieved its merger and acquisition revenue goals. Consequently, we have incurred aggregate impairment of goodwill charges of $63.0 million in 2003, see the discussion under the heading “Noninterest Expense” contained later in this “Management Discussion and Analysis of Financial Condition and Results of Operations” section.

Letter of credit fees, foreign exchange fees, and other trade finance income decreased between 2002 and 2003, as a result of increased competition and increased availability of these product types from other financial institutions. The increase in income between 2001 and 2002 reflects an increase in the number of products offered by us and an increase in the volume of client foreign exchange transactions during 2002 as compared to 2001.

Due to an increase in client initial public offering and mergers and acquisition activities, the income from client warrants increased between 2002 and 2003. Conversely, we experienced a decrease in warrant income between 2001 and 2002, due to a slowdown of those activities in 2002 from 2001. The timing and amount of income from client warrants typically depends upon factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. Due to the uncertainty of factors beyond our control, we cannot predict the timing and amount of income from client warrants with any degree of accuracy, and this income is likely to vary materially from period to period.

Credit card fees have continued to increase year over year as a result of our increased efforts to market a full range of fee-based financial services to our clients. In 2003, client usage of this product has increased, as well has fees charged for this line of service.

We experienced improvements in investment securities losses from year to year. The 2003 and 2002 losses primarily related to the write-down of certain venture capital fund and direct equity investments. Excluding the impact of minority interest, the net write-downs of our equity securities totaled approximately $2.8 million in 2003, $4.1 million in 2002, and $6.6 million in 2001. In 2004, we expect continued volatility in equity securities losses, with general improvement in a lower range in the near term.

Other noninterest income largely consisted of service-based fee income associated with our deposit and loan services, as well as fund management fees. It totaled $9.3 million in 2003, $8.0 million in 2002, and $10.7 million in 2001. The decrease in 2002, as compared to 2001, was primarily due to the elimination of supply chain service operations in late 2001.

Noninterest Expense

Noninterest expense in 2003 totaled $262.7 million, compared to $186.4 million in 2002, and $183.5 million in 2001.

The following table presents the detail of noninterest expense and the percent change, year over year:

	Years Ended December 31,			% Change
	2003	2002	2001	2003 / 2002	2002 / 2001
	(Dollars in thousands)
Compensation and benefits	$122,093	$105,168	$89,060	16.1%	18.1%
Impairment of goodwill	63,000	—	—	—	—
Net occupancy	17,638	20,391	16,181	(13.5)	26.0
Professional services	13,677	18,385	24,543	(25.6)	(25.1)
Furniture and equipment	11,289	9,562	13,916	18.1	(31.3)
Business development and travel	8,692	8,426	10,159	3.2	(17.1)
Correspondent bank fees	4,343	2,835	479	53.2	491.9
Data processing services	4,288	4,360	3,785	(1.7)	15.2
Telephone	3,187	3,123	4,317	2.0	(27.7)
Tax credit funds amortization	2,704	2,963	2,756	(8.7)	7.5
Postage and supplies	2,601	3,190	3,995	(18.5)	(20.2)
Trust preferred securities distributions	594	2,230	3,300	(73.4)	(32.4)
Other	8,581	5,741	10,997	49.5	(47.8)
Total noninterest expense	$262,687	$186,374	$183,488	40.9%	1.6%

Compensation and benefits expenses increased in 2003 from 2002, primarily due to increased incentive compensation expense. We believe this was necessary to retain our professional talent in an improving economic environment. Average full-time equivalent (FTE) personnel decreased from 1,000 in 2002 to 994 in 2003, and was 970 in 2001. Compensation and benefits expenses increased by $16.1 million between 2001 and 2002. We experienced an increase in compensation and benefits during 2002 for the following reasons. First, we completed a strategic realignment of some of our business activities, which resulted in severance expense of $1.1 million in 2002. Second, we incurred $6.1 million in incentive compensation expense related to our target earnings levels being achieved in 2002, as compared to $0 in 2001. The increase in FTE personnel from 2001 to 2002 was primarily due to conversion of certain consultants to permanent employees status, the acquisition of Alliant Partners and Woodside Asset Management, Inc., and our efforts to build an infrastructure sufficient to support our business activities and regulatory requirements. We are continuing our specific measures to control the number of FTE personnel during 2004.

We incurred aggregate impairment of goodwill charges related to the Alliant Partners reporting unit of $63.0 million ($38.7 million net of tax, or $1.04 per diluted common share in 2003). Alliant Partners was acquired by us on September 28, 2001. In recent years, economic events have depressed valuations of technology and life sciences corporations. Thus, Alliant has not achieved its originally forecasted results of operations. Consequently, we have incurred these aggregate impairment charges, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Goodwill” for further information. For a discussion of our goodwill accounting policies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.”

Occupancy expense decreased by $2.8 million between 2002 and 2003. In 2002, we exited leased premises in Santa Clara, California, approximating 18,000 square feet. The lease on the building expires in August 2005. Our management determined that the premises would have no future economic value to our operations, except for any potential future sub-lease arrangement. Therefore, during 2002, we incurred charge-offs of approximately $2.5 million related to the exit of these premises. We incurred no such charge-offs in 2003 or 2001.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our board of directors, has decreased year to year. In 2003, we settled the remaining aspects of certain film loan litigation and were able to recover related legal expenses. Additionally, over the past few years, we have implemented stringent measures to control the use of external consulting services. In 2002 as compared to 2001, the decrease in professional services expenses was primarily related to a reduction in the number of business initiatives supported by consultants.

Furniture and equipment expenses increased in 2003 compared to 2002, mainly due to an increase in information technology maintenance costs related to new business initiatives. The decrease in furniture and equipment expenses in 2002 as compared to 2001, was primarily due to a $1.2 million charge-off of software related to an abandoned project in the third quarter of 2001.

Correspondent bank fees increased from year to year. Many of our correspondent banks provide earnings credits to offset bank fees we incur when using their services. Earnings credits are generally calculated using average daily deposit balances, less a reserve requirement and a short-term market interest rate. We received lower earnings credits in 2003 as compared to 2002 and 2001, due to our maintaining lower average balances with our correspondent banks and lower market interest rates. As such, we had fewer earnings credits to offset bank fees charges incurred by us. Thus, we incurred higher recognizable bank fees in 2003 as compared to 2002 and 2001. Management made the decision to lower the average balances with correspondent banks because we were able to earn more on our funds by investing them than we would have saved by leaving these funds with the correspondent banks.

Beginning July 1, 2003, trust preferred securities distribution expense was required to be classified as interest expense on a prospective basis, pursuant to adoption of SFAS No. 150. Therefore, noninterest expense does not reflect trust preferred securities distribution expense for the latter half of 2003. The 8.25% Trust Preferred Securities, originally issued during the second quarter of 1998, paid a fixed-rate quarterly distribution and had a maximum maturity of 30 years. We redeemed the $40.0 million of 8.25% Trust Preferred Securities in the fourth quarter of 2003.

On June 3, 2002, we entered into a derivative agreement with a notional amount of $40.0 million. The agreement hedged against the risk of changes in fair value associated with our $40.0 million of 8.25% Trust Preferred Securities. The derivative agreement provided a $1.0 million and $1.1 million decrease in trust preferred security distribution expense for 2003 and 2002, respectively. This interest rate swap was terminated effective June 23, 2003.

Other noninterest expenses totaled $8.6 million in 2003, $5.7 million in 2002, and $11.0 million in 2001. Other noninterest expense is comprised of miscellaneous loan and deposit related client service expenses, as well as insurance expense and other assessments.

Minority Interest in Net Losses of Consolidated Affiliates

The minority interest limited partner’s share of losses were $7.7 million, $7.8 million, and $7.5 million in 2003, 2002 and 2001, respectively. The minority interest limited partner losses were primarily due to management fees and write-downs of minority interest-owned investments associated with SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. of $5.5 million, $5.7 million, and $5.8 million in 2003, 2002 and 2001, respectively.

Income Taxes

Our effective income tax rate was 21.0% in 2003, compared to 33.4% in 2002 and 37.5% in 2001. The decrease in our effective tax rate from 2002 to 2003 was primarily due to a higher impact of our tax-advantaged investments on our lower overall earnings, partially offset by the exclusion of REIT tax benefits.

In the third quarter of 2002, we implemented a real estate investment trust (REIT) to serve as a future-funding vehicle. In 2002 we obtained $0.8 million in tax benefits from the REIT structure. In 2003, we did not take REIT tax benefits of $1.7 million in response to a California Franchise Tax Board (FTB) announcement on December 31, 2003, which related to new tax shelter regulations. We believe we are appropriately reserved for prior year benefits that were previously recognized. We will not reflect REIT tax benefits in our future financial statements until this matter has been resolved with the FTB. Based on information provided by our financial advisors, we believe that our position with regard to the REIT has merit and we plan to pursue our tax claims and defend our use of this entity. For further information on our effective tax rate, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 16 to the Consolidated Financial Statements—Income Taxes.”

The change in our effective income tax rate from 2001 to 2002 was primarily due to an increase in items giving rise to permanent tax benefits. In particular, on September 11, 2002, California enacted a law requiring large banks (those with average assets in excess of $500 million) to conform to federal law with respect to accounting for bad debts. Prior to the law change, all banks, regardless of size, were eligible to use the reserve method of accounting for bad debts which enabled them to take deductions for anticipated bad debt losses prior to the losses being incurred for California tax purposes. With the change, large banks may now only deduct actual charge-offs net of recoveries in determining their California taxable income. Banks that are required to conform to the new law must include in taxable income 50 percent of their existing bad debt reserves as of the end of the prior tax year. As a concession for requiring large banks to comply with the new law, recapture of the remaining 50 percent of the reserve is waived thereby creating a permanent tax benefit. Our one-time tax benefit resulting from the law change was $0.8 million and was reflected in our income tax expense for 2002. This change, while reducing income tax expense, also results in accelerated tax payments.

Operating Segment Results

Commercial banking’s pre-tax income for the year ending 2003 was $66.4 million compared to $70.8 million for the same period in 2002. This decrease was caused by declines in net interest income and noninterest income, partially offset by a decline in net charge-offs. The commercial bank benefited from net recoveries of loan losses in 2003. Our segment reporting includes net charge-offs in lieu of provision expense to determine segment financial performance.

For the years ended December 31, 2003 and 2002, merchant banking’s pre-tax income was $6.1 million and $1.6 million, respectively. In 2003, noninterest income increased by $7.0 million, primarily related to warrant income of $7.5 million compared to $1.7 million for the same period in 2002.

Investment banking’s pre-tax (loss) income for the years ended December 31, 2003 and 2002, was $(62.6) million and $2.4 million, respectively. The 2003 pre-tax net loss was primarily due to aggregate impairment of goodwill charges of $63.0 million, for further information, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 9 to the Consolidated Financial Statements—Goodwill.”

All other segments include private banking and other business services. Other segments also include necessary adjustments to reconcile segment data to the consolidated financial statements. Our segment reporting is under continuous refinement. As a result, the other segments will be subject to large amounts of variability from period to period as our management reporting and cost allocation process evolves. Other segments’ pre-tax income remained consistent at $5.3 million for the years ended December 31, 2003 and 2002. For operating segment results, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Segment Reporting.”

Financial Condition

Total assets at December 31, 2003 were $4.5 billion, an increase of $282.2 million from December 31, 2002. Federal funds sold and securities purchased under agreement to resell increased by $339.8 million, and investment securities increased by $39.7 million while loans, net of unearned income, decreased by $96.9 million. The increase in total assets was primarily funded by a $230.7 increase in client deposits. Between December 31, 2002 and December 31, 2003, long-term debt increased by $186.9 million primarily due to the issuance of $150.0 million of zero coupon convertible debt in May 2003. The net proceeds from the issuance of the convertible debt were largely used to repurchase our common stock, which resulted in a decrease of stockholders’ equity. The remaining increase in long-term debt was the result of a change in accounting rules, which mandated the classification of Trust Preferred Securities as long-term debt, on a prospective basis.

Federal Funds Sold and Securities Purchased under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled a combined $542.5 million at December 31, 2003, an increase of $339.8 million, or 167.7% as compared to $202.7 million outstanding at the prior year-end. We actively manage overnight funds between federal funds sold and securities purchased under agreement to resell and money market mutual funds, based on current interest rates. The increase in federal funds sold and securities purchased under agreement to resell was primarily funded by an increase in client deposits of $230.7 million and a slight shift of funds from short-term investments, due to higher yields.

Investment Securities

For a description of the accounting policies related to Investment Securities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Significant Accounting Policies—Investment Securities.”

The following table details the composition of investment securities, which were classified as available-for-sale and reported at fair value, with the exception of non-marketable securities that include Federal Reserve Bank and Federal Home Loan Bank stock, tax credit funds, venture capital fund investments, and other private equity investments, which were reported on a cost basis less any identified impairment or reported at fair value using investment company accounting rules at December 31, 2003, 2002, and 2001.

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$31,153	$20,578	$85,148
U.S. agencies and corporations:
Collateralized mortgage obligations	611,385	420,161	154,314
Mortgage-backed securities	296,494	158,936	142,493
Discount notes and bonds	285,429	197,545	425,843
Asset-backed securities	37,695	38,508	—
Obligations of states and political subdivisions	150,871	210,517	421,634
Commercial paper and other debt securities	26,991	11,148	34,800
Money market mutual funds	23,079	378,933	494,230
Warrant securities	7,676	839	2,406
Venture capital fund investments	8	11	69
Other equity investments(1)	8,602	7,055	5
Total available-for-sale securities	1,479,383	1,444,231	1,760,942
Non-marketable securities:
Venture capital fund investments(2)	$55,345	$46,822	$38,647
Tax credit funds	16,551	18,255	12,719
Other private equity investments(3)	13,679	16,820	13,706
Federal Reserve Bank stock	7,467	7,394	7,148
Federal Home Loan Bank stock	3,009	2,172	—
Total non-marketable securities	96,051	91,463	72,220
Total investment securities	$1,575,434	$1,535,694	$1,833,162

(1)             Available-for-sale other equity investments included $8.6 and $7.1 million related to investments owned by two consolidated limited partnerships, Taurus Growth Partners, L.P. and Libra Partners, L.P. as of December 31, 2003 and December 31, 2002, respectively.

(2)             Non-marketable venture capital fund investments included $30.1 million, $22.1million, and $16.5 million related to SVB Strategic Investors Fund, L.P., as of December 31, 2003, 2002, and 2001, respectively.

(3)             Non-marketable other private equity investments included $10.1 million, $10.0 million, and $5.1 million related to Silicon Valley BancVentures, L.P., as of December 31, 2003, 2002, and 2001, respectively.

Available-for-sale investment securities totaled $1.5 billion at December 31, 2003, an increase of $35.2 million, or 2.4%, from the December 31, 2002 balance of $1.4 billion. The increase in available-for-sale securities resulted from growth in average client deposits in excess of loan growth. The change in the composition of investments was the result of our continuing efforts to diversify the product mix in our investment portfolio to higher yielding, high quality assets. Short-term money market mutual funds were reallocated to higher yielding mortgage-backed securities and collateralized mortgage obligations. We continue to add some duration to the portfolio due to active interest rate risk management, and have increased the average life to 1.7 years in 2003 from 1.5 years in 2002. Other notable changes include the reduction of short-term municipal bonds and an increase in agency discount notes and debentures.

The increase in nonmarketable securities relates to an increase in venture capital fund investments of $8.5 million between 2002 and 2003, primarily due to additional investments made by our managed fund, SVB Strategic Investors, L.P. during the year.

Investment securities totaled $1.5 billion at December 31, 2002, a decrease of $297.5 million, or 16.2%, from the December 31, 2001 balance of $1.8 billion. This decrease resulted from a reallocation of funds to loans and our common stock repurchase programs during 2002. The decrease in investment securities was primarily in U.S. Treasury and agency securities, short-term obligations of states and political subdivisions, and money market mutual funds. This was partially offset by an increase in collateralized mortgage obligations. This shift represents a change in investment portfolio management as we become more active in measuring and managing our interest rate risk. We have increased the expected average life of investments in our portfolio to approximately 1.5 years in 2002 from under 1 year in 2001 by adding higher yielding, highly liquid agency mortgage-backed securities and other triple A rated securities. The increase in venture capital fund investments of $8.1 million between 2001 and 2002 was primarily due to additional investments made by our managed fund, SVB Strategic Investors, L.P. during the year. The change in the composition of investments was the result of interest rate conditions.

Based on December 31, 2003 market valuations, we had potential unrealized pre-tax warrant gains totaling $7.5 million. We are restricted from exercising many of these warrants. As of December 31, 2003, we held 1,842 warrants in 1,329 companies, had made investments in 254 venture capital funds, and had direct equity investments in 19 companies, many of which are private. We also had investments in 20 venture capital funds through our fund of funds, SVB Strategic Investors, L.P. and had direct equity investments in 25 companies through our venture capital fund, Silicon Valley BancVentures, L.P. We are typically contractually precluded from taking steps to secure the current unrealized gains associated with many of these equity instruments. Hence, the amount of income we realize from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

At December 31, 2003, we held no investment securities that were issued by a single party, excluding securities issued by the U.S. Government or by U.S. government agencies and corporations, which exceeded 10.0% of our stockholders’ equity.

The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2003, except for auction rate securities that use the next reset date as the maturity date. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations may differ significantly from their contractual maturities because borrowers may have the right to prepay obligations with or without penalties. This is most apparent in mortgage backed securities and collateralized mortgage obligations as contractual maturities are typically 15 to 30 years whereby expected average lives of these securities are between two and five years. Warrant securities, venture capital fund investments, other private equity investments, Federal Reserve Bank stock, Federal Home Loan Bank stock, and tax credit funds were included in the table below as maturing after 10 years.

	December 31, 2003
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
U.S. Treasury securities	$31,153	1.81%	—	—	$30,913	1.81%	$240	1.81%	—	—
U.S. agencies and corporations:
Collateralized mortgage obligations	611,385	4.24	—	—	3,723	1.13	854	3.84	$606,808	4.28%
Mortgage-backed securities	296,494	4.51			1,105	3.75	27,343	3.35	268,046	4.63
Discount notes and bonds	285,429	3.03	$79,412	2.45%	170,851	3.05	35,166	4.21	—	—
Asset-backed securities	37,695	2.85	—	—	22,692	2.77	15,003	2.96	—	—
Obligations of states and political subdivisions	150,871	6.26	14,995	6.40	96,290	6.66	26,586	7.95	13,000	1.82
Commercial paper and other debt securities	26,991	1.08	26,991	1.08	—	—	—	—	—	—
Money market mutual funds	23,079	1.03	23,079	1.03	—	—	—	—	—	—
Federal Reserve Bank Stock, Federal Home Loan Bank stock, and tax credit funds	27,027	—	—	—	—	—	—	—	27,027	—
Warrant securities	7,676	—	—	—	—	—	—	—	7,676	—
Venture capital fund investments	55,353	—	—	—	—	—	—	—	55,353	—
Other private equity investments	22,281	—	—	—	—	—	—	—	22,281	—
Total	$1,575,434	4.05%	$144,477	2.38%	$325,574	3.96%	$105,192	4.74%	$1,000,191	4.31%

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

Loans

The following table details the composition of the loan portfolio, net of unearned income, for each of the past five years:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Commercial	$1,703,986	$1,756,182	$1,536,845	$1,531,468	$1,414,728
Real estate construction	62,322	43,178	52,088	62,253	76,209
Real estate term	32,115	56,190	50,935	38,380	67,738
Consumer and other	190,806	230,530	127,170	84,448	64,330
Total loans	$1,989,229	$2,086,080	$1,767,038	$1,716,549	$1,623,005

The following table sets forth the remaining contractual maturity distribution of our gross loans at December 31, 2003 for fixed and variable rate loans:

	December 31, 2003
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(Dollars in thousands)
Fixed rate loans:
Commercial	$57,569	$250,002	$43,206	$350,777
Real estate construction	—	—	—	—
Real estate term	—	21,834	6,064	27,898
Consumer and other	—	1,528	—	1,528
Total fixed-rate loans	$57,569	$273,364	$49,270	$380,203
Variable-rate loans:
Commercial	$805,731	$508,395	$50,823	$1,364,949
Real estate construction	4,830	7,563	—	12,393
Real estate term	5,160	38,849	10,609	54,618
Consumer and other	80,716	39,337	69,286	189,339
Total variable-rate loans	$896,437	$594,144	$130,718	$1,621,299

Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging growth or middle-market companies in a variety of industries. As of December 31, 2003, our software tools and applications industry subsector represented 13.8% of total gross loans, our premium wineries industry sector represented 15.5% of total gross loans, and our venture capital industry subsector represented 13.7% of total gross loans. No other industry sector represented more than 10.0% of total gross loans at December 31, 2003.

Loan Administration

Authority over our loan policies resides with our board of directors. This authority is managed through the approval and periodic review of our loan policies. The board of directors delegates authority to the directors’ loan committee to supervise our loan underwriting, approval, and monitoring activities. The directors’ loan committee consists of outside board of director members and our chief executive officer, who serves as an alternate.

Subject to the oversight of the directors’ loan committee, lending authority is delegated to the chief credit officer and our internal loan committee, which consists of the chief executive officer, chief credit officer, chief banking officer, chief strategy officer, and other senior members of our lending management. Requests for new and existing credits that meet certain size and underwriting criteria may be approved outside of our internal loan committee by designated senior lenders or jointly with a senior credit officer.

Credit Quality and the Allowance for Loan Losses

For a description of the accounting policies related to the allowance for loan losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Significant Accounting Policies—Loans—Allowance for Loan Losses.”

The following table presents an analysis of the allowance for loan losses for the past five years:

	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance beginning of year	$70,500	$72,375	$73,800	$71,800	$46,000
Charge-offs:
Commercial	(18,888)	(27,408)	(37,671)	(63,177)	(34,312)
Real estate	(1,252)	—	(690)	—	—
Consumer and other	—	(524)	(424)	(203)	(196)
Total charge-offs	(20,140)	(27,932)	(38,785)	(63,380)	(34,508)
Recoveries:
Commercial	19,965	22,175	20,408	10,507	7,849
Real estate	331	—	209	47	34
Consumer and other	67	—	19	224	18
Total recoveries	20,363	22,175	20,636	10,778	7,901
Net recoveries (charge-offs)	223	(5,757)	(18,149)	(52,602)	(26,607)
Provision for loan losses	(6,223)	3,882	16,724	54,602	52,407
Balance end of year	$64,500	$70,500	$72,375	$73,800	$71,800
Net recoveries (charge-offs) to average total loans	0.0%	(0.3)%	(1.1)%	(3.3)%	(1.7)%

The following table displays the allocation of the allowance for loan losses among specific classes of loans.

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans
	(Dollars in thousands)
Commercial	$56,085	87.1%	$58,702	83.8%	$65,972	92.3%	$54,300	92.7%	$49,985	95.5%
Real estate construction	593	0.9	1,016	1.4	1,062	1.5	1,141	1.9	792	1.5
Real estate term	2,311	3.6	6,879	9.8	2,528	3.5	806	1.4	795	1.5
Consumer and other	5,371	8.4	3,474	5.0	1,959	2.7	2,350	4.0	757	1.5
Unallocated	140	N/A	429	N/A	854	N/A	15,203	N/A	19,471	N/A
Total	$64,500	100.0%	$70,500	100.0%	$72,375	100.0%	$73,800	100.0%	$71,800	100.0%

The allowance for loan losses is allocated based on a historical loan loss formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the historical loan loss formula allocation for a specific loan, or for individual impaired loans as determined by SFAS No. 114.

The allowance for loan losses totaled $64.5 million at December 31, 2003, a decrease of $6.0 million, or 8.5%, as compared to $70.5 million at December 31, 2002. Our improved credit quality necessitated a decrease in the allowance for loan losses. This decrease was due to net recoveries of $0.2 million and a provision for loan losses of $(6.2) million. Our loan recoveries in 2003 included settlement of the remaining film loan litigation. The 2003 net recovery amount was composed of $20.1 million in gross charge-offs and $20.4 million in gross recoveries.

The allowance for loan losses totaled $70.5 million at December 31, 2002, a decrease of $1.9 million, or 2.6%, as compared to $72.4 million at December 31, 2001. This decrease was due to net charge-offs of $5.8 million and a provision for loan losses of $3.9 million. Our loan recoveries in 2002 primarily related to film loans, which were charged-off in 2000. The 2002 net charge-off amount was composed of $27.9 million in gross charge-offs and $22.2 million in gross recoveries.

The 2001 gross charge-offs included one entertainment credit totaling $3.8 million. Of the total 2001 gross charge-offs, $4.9 million were classified as nonperforming loans at the end of 2000. The 2001 gross recoveries included three credits, one from our technology industry sector and two from our discontinued entertainment and healthcare niches, totaling $12.0 million.

The unallocated component of the allowance for loan losses at December 31, 2001 decreased $14.3 million from 2000. The decrease in the unallocated allowance between 2000 and 2001, principally reflects our management’s decision to provide an additional allocation of the allowance for loan losses for our early-stage product loan portfolio. No such specific allocation existed at December 31, 2000. Early-stage product loans represent approximately 20% of our total loan portfolio and are defined by us as loans made to nonpublic, emerging growth, technology and life science companies that have not yet attained profitability. We determined that an additional allocation of the allowance for loan losses was necessary as our early-stage product loan portfolio experienced higher than normal annualized gross loan losses that ranged from approximately 7% to 10% during each of the last three fiscal quarters of 2001. Therefore, our management established an additional allocation to specifically address potential loan losses from this portfolio.

The 2000 gross charge-offs included three entertainment credits totaling $23.1 million and two commercial credits totaling $12 million in our healthcare services industry sector. Of the total 2000 gross charge-offs, $13.4 million were classified as nonperforming loans at the end of 1999.

Nonperforming Assets

Nonperforming assets consist of loans that are past due 90 days or more that are still accruing interest, loans on nonaccrual status, other real estate owned (OREO), and other foreclosed assets. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets, and the allowance for loan losses. During 2003, 2002 and 2001, our nonaccrual loans represented all impaired loans. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” For all periods presented, nonperforming loans equaled nonperforming assets.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonperforming assets:
Loans past due 90 days or more	$—	$—	$1,000	$98	$911
Nonaccrual loans	12,350	20,411	17,307	18,287	27,552
Total nonperforming assets	$12,350	$20,411	$18,307	$18,385	$28,463
Nonperforming loans as a percent of total gross loans	0.6%	1.0%	1.0%	1.1%	1.7%
Nonperforming assets as a percent of total assets	0.3%	0.5%	0.4%	0.3%	0.6%
Allowance for loan losses	$64,500	$70,500	$72,375	$73,800	$71,800
As a percent of total gross loans	3.2%	3.4%	4.1%	4.3%	4.4%
As a percent of nonaccrual loans	522.3%	345.4%	418.2%	403.6%	260.6%
As a percent of nonperforming loans	522.3%	345.4%	395.3%	401.4%	252.3%

Nonaccrual Loans

The detailed composition of nonaccrual loans is presented in the following table.

	December 31,
	2003	2002
	(Dollars in thousands)
Commercial	$8,330	$14,688
Real estate	3,560	5,723
Consumer and other	460	—
Total nonaccrual loans	$12,350	$20,411

Nonperforming Loans

Nonperforming loans totaled $12.4 million at December 31, 2003, a decrease of $8.0 million, or 39.5%, from the $20.4 million total at December 31, 2002. The reduction in non-performing loans reflects the improved economic conditions experienced by our clients as well as our ability to effectively manage client credit risk through our strategic focus on the technology, life sciences, premium winery, and private equity industries. Of the total nonperforming loans at year-end 2002, $2.3 million were charged off, $1.2 million remained on nonperforming status, and $16.9 million were repaid during 2003. Additionally, $11.2 million in loans were placed on nonperforming status during 2003 and were still classified as nonperforming loans at the end of 2003.

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

In addition to the loans disclosed in the foregoing analysis as of January 31, 2004, we have identified two loans with principal amounts aggregating approximately $4.7 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower cast serious doubts about the ability of the borrower to comply with the loan repayment terms.

Goodwill

Substantially all of our goodwill pertains to the acquisition of Alliant Partners, and a minor portion relates to the acquisition of Woodside Asset Management, Inc. During 2003, we conducted our annual valuation analyses of these reporting units, primarily based on forecasted discounted cash flow analyses. The valuation analysis of Woodside Asset Management, Inc. reporting unit indicated no impairment.

However, Alliant Partners’ results of operations in 2003 were substantially below forecasted performance. Therefore, as required by SFAS No.142 in measuring the goodwill impairment amount, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill). The valuation analyses performed on this reporting unit, as of June 30, 2003, and again as of December 31, 2003, indicated impairment of goodwill of $17.0 million and $46.0 million, respectively. We expensed these amounts as impairment charges to continuing operations during the second and fourth quarters of 2003, respectively. Thus, the total goodwill balance was $37.5 million at December 31, 2003, reduced from $100.5 million at December 31, 2002.

Deposits

Our deposits are largely obtained from clients within our technology, life sciences, and premium winery industry sectors, and, to a lesser extent, from individuals served by our private banking division. We do not obtain deposits from conventional retail sources and have no brokered deposits. The following table presents the composition of our deposits for the last five years:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Noninterest-bearing demand	$2,186,352	$1,892,125	$1,737,663	$2,448,758	$1,928,100
NOW	20,897	21,531	25,401	57,857	43,643
Regular money market	372,877	285,640	264,858	354,939	363,920
Bonus money market	707,682	647,615	630,091	1,164,624	1,481,457
Time	379,068	589,216	722,964	836,081	292,285
Total deposits	$3,666,876	$3,436,127	$3,380,977	$4,862,259	$4,109,405

Total deposits were $3.7 billion at December 31, 2003, an increase of $230.7 million, or 6.7%, from the prior year-end total of $3.4 billion. The increase in deposits reflects an improved funding environment, increasing venture capital fund activity, and our various initiatives to drive business. Our noninterest-bearing demand deposits increased $294.2 million, or 15.6%, and money market deposits increased $147.3 million or 15.8%. These increases were partially offset by a decrease in time deposits of $210.1 million, or 35.7% from the prior year-end.

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

The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $333.6 million at December 31, 2003 and $530.5 million at December 31, 2002. At December 31, 2003, substantially all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Convertible Subordinated Debt

On May 20, 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into our common stock at a conversion price of $33.6277 per share and are subordinated to all our present and future senior debt. Holders of the notes may convert their notes only under certain conditions. Please see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 11. Short-term Borrowings and Long-term Debt” for additional discussion.

7.0% Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% Junior Subordinated Debentures. A portion of the proceeds were used to redeem the existing $40.0 million of 8.25% Trust Preferred Securities. The remainder of the proceeds will be used for general corporate purposes. For further information, see “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 11. Short-term Borrowings and Long-term Debt.”

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Bancshares and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of common stock, as well as retained earnings.

Common Stock

$160.0 million share repurchase program authorized by our board of directors, effective May 7, 2003

On May 7, 2003, we announced that our board of directors authorized a stock repurchase program of up to $160.0 million. This program became effective immediately and replaced previously announced stock repurchase programs. Under this program, we repurchased in aggregate 4.5 million shares of common stock totaling $113.2 million in 2003. On May 20, 2003, we purchased 1.3 million shares of common stock for approximately $33.4 million in conjunction with our convertible note offering. Additionally, during the second quarter of 2003, we entered into an accelerated stock repurchase (ASR) agreement for approximately 3.2 million shares at an initial price of $79.9 million. We completed our settlement obligations under this ASR agreement in the third quarter of 2003. See below for terms of this agreement, which are substantially the same as ASR agreements we entered into in January 2003 and November 2002.

$100.0 million share repurchase program authorized by our board of directors on September 16, 2002

From its inception through its termination on May 7, 2003, we repurchased 5.2 million shares of common stock totaling $94.3 million in conjunction with the $100.0 million share repurchase program. Under this program, we had repurchased 3.3 million shares of common stock totaling $59.7 million during 2002. A portion of the share repurchases under this program was completed under an ASR agreement; see below for terms of the agreement.

$50.0 million share repurchase program authorized by our board of directors on March 21, 2002

During 2002, we repurchased 2.3 million shares of common stock totaling $50.2 million in conjunction with this program.

Accelerated Stock Repurchase Agreements

In May 2003, January 2003, and November 2002, we entered into accelerated stock repurchase (ASR) agreements to facilitate the repurchase of shares of our common stock. As of December 31, 2003, we had completed all of our obligations under the ASRs. We purchased 3.2 million, 1.7 million, and 2.3 million shares of common stock from the counterparty for initial purchase prices of $79.9 million, $29.9 million, and $40.0 million under the ASR agreements of May 2003, January 2003, and November 2002, respectively. The agreements had a five-year term. During the term of the agreements, we had an obligation to sell shares to the counterparty equal to the number of shares we purchased from them at the outset of the agreement. We had the option to fulfill our obligation either by buying shares in the open market and selling those shares to the counterparty at forward prices specified in the agreement or by issuing new shares and remitting them to the counterparty in exchange for the forward price. The forward price was based on a formula that began with the price of the initial purchase and was adjusted for fees and commissions and the length of time from the initial purchase to when shares were sold or delivered to the counterparty. We had complete discretion as to the timing and number of shares that we sold to the counterparty subject to a cumulative minimum of 20% by the end of each year of the agreement.

We accounted for the initial payment under the ASRs as a purchase of treasury stock, and we subsequently retired those shares. The obligation under the forward contract was not recorded in our financial statements, but, rather, treated as a contingent obligation. Under the agreements, the number of shares to be issued by us, if we were required to pay the counterparty and elected to net settle in shares, was capped.

Stockholders’ Equity

Stockholders’ equity totaled $447.0 million at December 31, 2003, a decrease of $143.3 million, or 24.3%, from the $590.4 million balance at December 31, 2002. This decrease in 2003, as compared to 2002, was primarily due to the repurchase of 6.4 million shares of common stock for an aggregate purchase price of $147.8 million, partially offset by net income of $12.0 million and stock issuances under employee stock purchase and option programs. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of December 31, 2003.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future. Our management engages in a periodic capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing business activities and expected future business activities. Expected future activities for which capital is set aside include potential product expansions and acquisitions of new business lines. Once capital is allocated to both existing and future business needs, management determines if any excess capital is available. If there is, management recommends to the board of directors action steps to use the excess capital. In 2003, excess capital was used to repurchase shares. In the future, excess capital may be used to continue repurchases or pay dividends. As of December 31, 2003, there are no plans for payment of dividends or repurchases in excess of those already disclosed above.

Credit Rating

In December 2003, Standard & Poor’s Rating Services assigned Silicon Valley Bancshares its “BBB-” long-term counterparty credit. Standard & Poor’s assigned its “BBB” counterparty credit rating to Silicon Valley Bank. An issuer rated “BBB” is defined as having an adequate capacity to meet its financial commitments, however, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitments. According to Standard & Poor’s, the outlook for both Silicon Valley Bancshares and Silicon Valley Bank is stable.

Silicon Valley Bancshares’ credit rating by Moody’s Investor Service (“Moody’s”) at December 31, 2003 was “Baa1” for issuer rating. According to Moody’s, issuers rated “Baa1” offer adequate financial security. However, certain protective elements may be lacking or may be unreliable over any great period of time. Silicon Valley Bank’s credit rating by Moody’s at December 31, 2003 was “A3” for issuer rating, “A3” for long-term deposits, “P-2” for short-term deposits, and “C” for financial strength. Moody’s bank deposit ratings are opinions of a bank’s ability to repay punctually its foreign and/or domestic currency deposit obligations. According to Moody’s an “A” rating for deposits represents good credit quality, however, elements may be present that suggest a susceptibility to impairment over the long-term. Banks rated “P-2” by Moody’s, for short-term deposits offer strong credit quality and a strong capacity for timely payment of short-term deposit obligations. Financial strength ratings represent Moody’s opinion of a bank’s intrinsic safety and soundness and, as such, exclude certain external credit risks and credit support elements that are addressed by Moody’s bank deposit ratings. Banks rated “C” possess adequate intrinsic financial strength and are typically institutions with more limited but still valuable business franchises, good financial fundamentals, and a predictable and stable operating environment. According to Moody’s, the outlook for both Silicon Valley Bancshares and Silicon Valley Bank is stable.

Liquidity

Another important objective of asset/liability management (ALCO) is to manage liquidity. The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand, to meet depositors’ needs, and to service other liabilities as they become due without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Our ALCO provides oversight to the liquidity management process and recommends policy guidelines, subject, to our board of directors’ approval, and courses of action to address our actual and projected liquidity needs.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. Our ratio of liquid assets to total deposits was 48.6% and 43.7% at December 31, 2003 and 2002, respectively, both well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in our liquidity management activities. As of December 31, 2003 and 2002, we were in compliance with all of these policy measures.

In analyzing our liquidity during 2003, reference is made to our consolidated statement of cash flows for the year ended December 31, 2003; see “Item 8. Consolidated Financial Statements and Supplementary Data.” The statement of cash flows includes separate categories for operating, investing, and financing activities. Operating activities included net income of $12.0 million for 2003, which was adjusted for certain non-cash items including impairment of goodwill, provision for loan losses, depreciation, deferred tax assets, and an assortment of other miscellaneous items resulting in cash generated from operations. Investing activities consisted of transactions in investment securities resulting in a net cash outflow of $50.7 million and the net change in total loans, which resulted in a net cash inflow of $76.2 million in 2003. The net cash inflow related to loans relate to principal collections offset by loan originations. The net cash outflow from securities transactions were the net result of purchases of investment securities, offset by securities maturities and sales. Financing activities reflected cash inflows of $234.1 million primarily resulting from a large increase in deposits and inflows from the issuance of zero-coupon convertible notes and 7.0% Junior Subordinated Debentures. Financing cash outflows resulted from repurchases of common stock and redemption of our 8.25% Trust Preferred Securities. In total, the transactions noted above resulted in a net cash inflow of $352.4 million for 2003 and total cash and cash equivalents, as defined in our consolidated statement of cash flows, of $795.0 million at December 31, 2003.

On a stand-alone basis, Bancshares’ primary liquidity channels include dividends from Silicon Valley Bank, its investment portfolio assets, and its ability to raise debt and capital. The ability of Silicon Valley Bank to pay dividends is subject to certain regulations, see “Item 1. Business—Supervision and Regulation—Restriction on Dividends.”

Financial Ratios

The table below presents the relationship between the following significant financial ratios:

	Years Ended December 31,
	2003	2002	2001
Return on average assets	0.3%	1.4%	2.0%
Divided by
Average equity as a percentage of average assets	12.3%	16.3%	14.9%
Equals
Return on average equity	2.4%	8.5%	13.5%
Times
Earnings retained	86.4%	100.0%	100.0%
Equals
Internal capital growth	2.1%	8.5%	13.5%

Both Silicon Valley Bancshares’ and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of December 31, 2003, 2002, and 2001. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 23 to the Consolidated Financial Statements—Regulatory Matters.” The decreases in our Tier 1 risk-based capital and Tier 1 leverage ratios from 2002 to 2003 have been caused in large part to reductions in additional paid in capital and retained earnings due to our stock repurchases in 2002 and 2003. Capital ratios for Silicon Valley Bancshares are set forth below:

	December 31,
	2003	2002	2001
Total risk-based capital ratio	16.6%	16.0%	17.2%
Tier 1 risk-based capital ratio	12.0%	14.8%	15.9%
Tier 1 leverage ratio	10.3%	13.9%	14.8%

Certain off balance-sheet arrangements are discussed in“Item 8. Consolidated Financial Statements and Supplementary Data—Note 20 to the Consolidated Financial Statements—Off-Balance Sheet Arrangements, Guarantees, and Other Commitments.”

Contractual Obligations and Commercial Commitments

As of December 31, 2003, we had the following contractual obligations and commercial commitments:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Borrowings(1)	$220,212	$9,333	$9,333	$150,000	$51,546
Operating leases(2)	40,235	12,142	14,644	9,047	4,402
Remaining unfunded commitments to wholly-owned venture capital funds(3)	31,683	31,683	—	—	—
Remaining unfunded commitments to venture capital funds by SVB Strategic Investors Fund, L.P.(3)(4)	55,680	55,680	—	—	—
Remaining unfunded commitments to SVB Strategic Investors Fund, L.P.(3)(4)	8,100	8,100	—	—	—
Remaining unfunded commitments to Silicon Valley BancVentures, L.P.(3)(5)	3,480	3,480	—	—	—

Other commercial commitments	Amount of Commitment Expiring Per Period
Commitments to extend credit(6)	$2,878,739	$2,310,160	$539,023	$23,715	$5,841
Standby letters of credit(6)	635,127	580,462	39,696	4,376	10,593
Foreign exchange letters of credit(6)	5,185	5,185	—	—	—
Commercial letters of credit(6)	4,407	4,407	—	—	—

(1)             See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 11. Short-term Borrowings and Long-term Debt” for further disclosure related to borrowings.

(2)             See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 8. Premises and Equipment” for further disclosure related to premises and equipment.

(3)             See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 6. Investment Securities” for further disclosure related to investment securities. In the merchant banking business, we make commitments to venture capital fund investments. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the venture capital fund. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle, the overall market conditions, and the nature and type of industry in which the privately held companies operate.

(4)             See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 6. Investment Securities” for further disclosure related to investment securities. Bancshares has committed capital of $13.5 million to SVB Strategic Investors Fund, L.P., representing an ownership interest of 11.1%.

(5)             See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 6. Investment Securities” for further disclosure related to investment securities. Bancshares made a capital commitment of $6.0 million to our venture capital fund, Silicon Valley BancVentures, L.P. in which we have an ownership interest of 10.7%.

(6)             See “Item 8. Consolidated Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Footnote 20. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” for further disclosure related to financial instruments with off-balance sheet risk.

Forward-Looking Statements

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

•        Descriptions of products, services, and industry sectors

•        Forecasts of future economic performance

•        Descriptions of assumptions underlying or relating to any of the foregoing.

In this report, we make forward-looking statements discussing our management’s expectations about:

•        Future volume of loan recoveries

•        Impact to net interest margin of growth in loan balances

•        Timing and frequency of investment in federal finds sold and securities purchased under agreement to resell

•        Sensitivity of our loan portfolios to interest rates

•        Volatility in equity security losses

•        Realization, timing and performance of investments in equity securities

•        Adequacy of reserves for taxes payable in connection with our real estate investment trust

•        Merit of our position with regard to the tax benefits provided by our real estate investment trust

•        Variability of performance of our operating segments

•        Growth of client lending relationships in technology, life sciences and premium winery industry sectors

•        Liquidity provided by funds generated through retained earnings

•        Future activities for which capital will be required

•        Ability to meet our liquidity requirements through our portfolio of liquid assets

•        Ability to expand on opportunities to increase our liquidity

•        Impact to cost of funds of an interest rate swap agreement

You can identify these and other forward-looking statements by using such words as: “becoming,” “may,” “will,” “should,” “predicts,” “potential,” “continue,” “anticipates,” “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends,” or using the negative of such words, or comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, and we have based these expectations on our beliefs, as well as our assumptions, such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements.

For information about factors that could cause actual results to differ from the expectations stated in the forward-looking statements, as well as factors that could have a material impact on our financial condition and/or results of operations, please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results.” We urge investors to consider these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We manage interest rate risk principally through strategies involving our investment securities portfolio. Our policies permit the use of off-balance sheet derivative instruments in managing interest rate risk.

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

Interest Rate Sensitivity Analysis

The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets and interest sensitive liabilities that are anticipated to re-price within a specific time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest sensitive liabilities re-pricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. The gap analysis as of December 31, 2003 indicates that the cumulative one-year gap as a percentage of interest-earning assets was a positive 36%.

The following table illustrates our interest rate sensitivity gap positions at December 31, 2003:

Interest Rate Sensitivity Analysis as of December 31, 2003

	Assets and liabilities which mature or reprice
	Immediately	1 Day to 1 Month	After 1 Month to 3 Months	After 3 Months to 6 Months	After 6 Months to 1 Year	After 1 Year to 5 Years	After 5 Years	Not Stated	Total
	(Dollars in thousands)
Interest-Earning Assets:
Cash and due from banks	—	$252,521	—	—	—	—	—	—	$252,521
Federal funds sold and securities purchased under agreement to resell(1)	—	542,475	—	—	—	—	—	—	542,475
Investment securities:
U.S. Treasury and agencies obligations(2)	—	59,938	$20,106	$10,053	—	$191,624	$34,861	—	316,582
Collateralized mortgage obligations, mortgage-backed and asset-backed securities(2)	—	12,464	15,123	24,987	$55,866	356,155	480,979	—	945,574
Obligations of states and political subdivisions	—	22,026	3,422	1,044	5,725	94,435	24,219	—	150,871
Commercial paper and other debt securities	—	26,991	—	—	—	—	—	—	26,991
Money market mutual funds	—	23,079	—	—	—	—	—	—	23,079
Other equity securities(3)	—	—	—	—	—	—	—	$10,476	10,476
Total investment securities	—	144,498	38,651	36,084	61,591	642,214	540,059	10,476	1,473,573
Loans(4)(5)	$1,556,020	15,880	32,197	48,956	76,959	202,675	56,542	—	1,989,229
Total interest-earning assets	$1,556,020	$955,374	$70,848	$85,040	$138,550	$844,889	$596,601	$10,476	$4,257,798
Funding Sources:
Interest-bearing demand	—	$54,659	$105,252	$148,215	$264,702	$1,134,897	$478,627	—	$2,186,352
Money market and NOW deposits	—	25,293	48,814	68,999	124,086	553,706	280,558	—	1,101,456
Time deposits	—	251,566	59,426	30,940	36,579	557	—	—	379,068
Total interest-bearing deposits	—	276,859	108,240	99,939	160,665	554,263	280,558	—	1,480,524
Short-term borrowings	—	—	—	—	9,124	—	—	—	9,124
Long-term debt	—	—	—	—	—	154,634	48,106	—	202,740
Portion of noninterest-bearing funding sources	—	—	—	—	—	—	—	$379,058	379,058
Total funding sources	$—	$331,518	$213,492	$248,154	$434,491	$1,843,794	$807,291	$379,058	$4,257,798
Off-Balance Sheet Items:
Interest rate swap	—	(50,000)	—	—	—	50,000	—	—	—
Gap	$1,556,020	$573,856	$(142,644)	$(163,114)	$(295,941)	$(948,905)	$(210,690)	$(368,582)	—
Cumulative gap	$1,556,020	$2,129,876	$1,987,232	$1,824,118	$1,528,177	$579,272	$368,582	—	—

(1)                Includes interest-bearing deposits in other financial institutions of $1.8 million as of December 31, 2003.

(2)                Principal cash flows are based on estimated principal payments as of December 31, 2003.

(3)                Not stated column consists of investments in Federal Reserve and Federal Home Loan Bank stock as of December 31, 2003.

(4)                Not stated column consists of nonaccrual loans of $12.4 million offset by unearned income of $12.3 million as of December 31, 2003.

(5)                Maturity/repricing columns for fixed rate loans are based upon the amount and timing of related principal payments as of December 31, 2003.

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

The following table presents our MVPE exposure at December 31, 2003 and December 31, 2002, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

Change in Interest	Estimated	Estimated Increase / (Decrease) in MVPE
Rates (Basis Points)	MVPE	Amount	Percent
	(Dollars in thousands)
December 31, 2003:
+200	$801,630	$38,377	5.0%
+100	796,232	32,979	4.3
–	763,253	—	—
–100	791,797	28,544	3.7
–200	735,833	(27,420)	(3.6)
December 31, 2002:
+200	$746,459	$12,864	1.8%
+100	739,634	6,039	0.8
–	733,595	—	—
–100	722,113	(11,482)	(1.6)
–200	707,976	(25,619)	(3.5)

The preceding table indicates that at December 31, 2003, in the event of an instantaneous and sustained increase or decrease in market interest rates, our MVPE would be expected to respectively increase or decrease accordingly.

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

The simulation model also gives us the ability to simulate our net interest income using an interest rate forecast (simple simulation). In order to measure the sensitivity of our forecasted net interest income to changing interest rates utilizing the simple simulation methodology, both a rising and falling interest rate scenario were projected and compared to a base market interest rate forecast derived from the current yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, as applicable, by 200 basis points in 12 equal increments over a one-year period.

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

Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income sensitivity exceeding 20.0%. Simulations as of December 31, 2003 indicated that we were well within these policy guidelines.

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

Our MVPE exposure at December 31, 2003 increased slightly from December 31, 2002 primarily due to changes in the investment portfolio while staying well within our policy guidelines. In addition, our net interest income at risk remains well within policy limits. These estimates are highly assumption-dependent and will change regularly as the company’s asset-liability structure changes and as different interest rate environments evolve. We expect to continue to actively manage our interest rate risk utilizing on and off-balance sheet strategies as appropriate.

Factors That May Affect Future Results

Our business faces significant risks. The factors described below may not be the only risks we face, and is not intended to serve as a comprehensive listing. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following factors actually occur, our business, financial condition and/or results of operations could suffer.

If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

As a lender, the largest risk we face is the possibility that a significant number of our client borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment. We cannot assure you that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile, and we may need to make material provisions for loan losses in any period, which could cause reduced net income or increased net losses in that period.

Our loan portfolio has a credit profile different from that of most other banking companies. Many of our loans are made to companies in the early stages of development with negative cash flow and no established record of profitable operations. In many cases, repayment of the loan is dependent upon receipt of additional equity financing from venture capitalists or others. Collateral for many of the loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in our technology and life science industry sectors, a borrower’s financial position can deteriorate rapidly. We also make loans that are larger, relative to the revenues of the borrower, than those made by traditional small business lenders, so the impact of any single borrower default may be more significant to us. Because of these characteristics, our level of nonperforming loans and loan charge-offs can be volatile and can vary materially from period to period. Changes in our level of nonperforming loans may require us to make material provisions for loan losses in any period, which could reduce our net income or cause net losses in that period.

Our current level of interest rate spread may decline in the future. Any material reduction in our interest spread could have a material impact on our business and profitability.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates we receive on interest-earning assets, such as loans extended to our clients and securities held in our investment portfolio. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, and unemployment. In addition, legislative changes could affect the manner in which we pay interest on deposits or other liabilities. For example, Congress has for many years debated repealing a law that prohibits banks from paying interest rates on checking accounts. If this law were to be repealed, we would be subject to competitive pressure to pay interest on our clients’ checking accounts, which would negatively affect our interest rate spread. Any material decline in our interest rate spread would have a material adverse effect on our business and profitability.

Decreases in the amount of equity capital available to start-up and emerging growth companies could adversely affect our business, profitability, and growth prospects.

Our strategy has focused on providing banking products and services to emerging growth and middle-market companies receiving financial support from sophisticated investors, including venture capitalists, “angels,” and corporate investors. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive a second or third round of equity infusion from investors. The amount of capital available to startup and emerging growth companies has decreased in the past three years, which has caused our client deposit balances to decline. If the amount of capital available to such companies continues to decrease, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, having an adverse effect on our business, profitability and growth prospects.

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

Our business is dependent upon access to funds on attractive terms.

We derive our net interest income through lending or investing capital on terms that provide returns in excess of our costs for obtaining that capital. As a result, our credit ratings are extremely important to our business. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs (or trigger obligations under certain existing borrowings and other contracts), or increase the interest rates we pay our depositors. Further, our credit ratings and the terms upon which we have access to capital may be influenced by circumstances beyond our control, such as overall trends in the general market environment, perceptions about our creditworthiness or market conditions in the industries in which we focus.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

Silicon Valley Bancshares, Silicon Valley Bank, and their subsidiaries are extensively regulated under federal and state law. These regulations are intended primarily for the protection of depositors, other clients, and the deposit insurance fund—not for the benefit of stockholders or security holders. Federal and state laws and regulations limit or otherwise affect the activities in which Silicon Valley Bancshares, Silicon Valley Bank, and their subsidiaries may engage. A change in the applicable statutes, regulations, or regulatory policy may have a material effect on our business and that of our subsidiaries. In addition, Silicon Valley Bancshares, Silicon Valley Bank and their subsidiaries are required to maintain certain minimum levels of capital. Federal and state banking regulators possess broad powers to take supervisory action, as they deem appropriate, with respect to Silicon Valley Bancshares and Silicon Valley Bank. Alliant Partners and SVB Securities, both broker-dealer subsidiaries, are regulated by the SEC and the NASD. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. Supervisory actions can result in higher capital requirements, higher insurance premiums, and limitations on the activities of Silicon Valley Bancshares, Silicon Valley Bank or their subsidiaries. These supervisory actions could have a material adverse effect on our business and profitability.

Warrant, venture capital fund, and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity markets, which is uncertain.

We have historically obtained rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities. We may not be able to realize gains from warrants in future periods, or our realized gains may be materially less than the current level of unrealized gains disclosed in this filing. We also have made investments in venture capital funds as well as direct equity investments in companies. The timing and amount of income, if any, from the disposition of client warrants, venture capital funds and direct equity investments typically depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for initial public offerings, fluctuations in the market prices of the underlying common stock of these companies, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. In addition, our investments in venture capital funds and direct equity investments have lost value and could continue to lose value or become worthless, which would reduce our net income or could cause a net loss in any period. All of these factors are difficult to predict, particularly in the current economic environment. If equity market conditions do not improve, it is likely that additional investments within our existing portfolio will become impaired. However, we are not in a position to know at the present time which specific investments, if any, are likely to be impaired or the extent or timing of individual impairments. Therefore, we cannot predict future investment gains or losses with any degree of accuracy, and any gains or losses are likely to vary materially from period to period.

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

Adverse changes in domestic or global economic conditions, especially in the technology sector and particularly in California, could have a material adverse effect on our business, growth, and profitability.

If conditions worsen in the domestic or global economy, especially in the technology sector, our business, growth and profitability are likely to be materially adversely affected. Many of our technology clients have been harmed by the current economic slowdown, and would be further harmed by the continuation or worsening of the global or U.S. economic slowdown. Our clients may be particularly sensitive to disruptions in the growth of the technology sector of the U.S. economy. In addition, a substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California could harm the businesses of a disproportionate number of our clients. To the extent that our clients’ underlying businesses are harmed, they are more likely to default on their loans.

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

Other banks and specialty and diversified financial services companies, many of which are larger and have more capital than we do, offer lending, leasing, other financial products and advisory services to our client base. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies, early stage growth companies or special industries such as wineries. In other cases, our competitors may offer a broader range of financial products to our clients. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges.

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

Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, and/or contingent liabilities, which could have a material adverse effect on our business, results of operations, and/or financial condition. Any such future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on terms favorable to us, or at all; and such financing, if available, might be dilutive.

Upon completion of an acquisition, we are faced with the challenges of integrating the operations, services, products, personnel, and systems of acquired companies into our business, which may divert management’s attention from ongoing business operations. In addition, acquisitions of new businesses may subject us to regulatory scrutiny. We cannot assure you that we will be successful in integrating any acquired business effectively into the operations of our business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized.

The success of our acquisitions is dependent on the continued employment of several key employees. If acquired businesses do not meet projected revenue targets, or if certain key employees were to leave the businesses, we could conclude that the value of the businesses has decreased and that the related goodwill has been impaired. If we were to conclude that goodwill has been impaired that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services.

We offer various internet-based services to our clients, including online banking services. The secure transmission of confidential information over the internet is essential to maintain our clients’ confidence in our online services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to mitigate breaches of security could adversely affect our ability to offer and grow our online services and could harm our business.

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

A component of our strategy is to expand internationally on a limited basis. Expansion into international markets, albeit on a limited basis, will require management attention and resources. We have limited experience in internationalizing our service, and we believe that many of our competitors are also undertaking expansion into foreign markets. There can be no assurance that we will be successful in expanding into international markets. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and to expand our international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting loan payments, political instability, seasonal reductions in business activity, and potentially adverse tax consequences, any of which could adversely affect the success of our international operations. To the extent we expand into international operations and have additional portions of our international revenues denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on our business, results of operations, and/or financial condition.

Maintaining or increasing our market share depends on market acceptance and regulatory approval of new products and services.

Our success depends, in part, upon our ability to adapt our products and services to evolving industry standards and client demands. There is increasing pressure on financial services companies to provide products and services at lower prices. In addition, the widespread adoption of new technologies, including internet-based services, could require us to make substantial expenditures to modify or adapt our existing products or services. A failure to achieve market acceptance of any new products we introduce, or a failure to introduce products that the market may demand, could have an adverse effect on our business, profitability, or growth prospects.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Silicon Valley Bancshares:

We have audited the accompanying consolidated balance sheets of Silicon Valley Bancshares and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silicon Valley Bancshares and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

San Francisco, California
February 25, 2004

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in thousands, except par value)
Assets
Cash and due from banks	$252,521	$239,927
Federal funds sold and securities purchased under agreement to resell	542,475	202,662
Investment securities	1,575,434	1,535,694
Loans, net of unearned income	1,989,229	2,086,080
Allowance for loan losses	(64,500)	(70,500)
Net loans	1,924,729	2,015,580
Premises and equipment	14,999	17,886
Goodwill	37,549	100,549
Accrued interest receivable and other assets	117,663	70,883
Total assets	$4,465,370	$4,183,181
Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,186,352	$1,892,125
NOW	20,897	21,531
Money market	1,080,559	933,255
Time	379,068	589,216
Total deposits	3,666,876	3,436,127
Short-term borrowings	9,124	9,127
Other liabilities	87,335	47,550
Long-term debt	204,286	17,397
Total liabilities	3,967,621	3,510,201
Company obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures (Trust Preferred Securities)	—	39,472
Minority interest in capital of consolidated affiliates	50,744	43,158
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,028,470 and 40,578,093 shares outstanding at December 31, 2003 and 2002, respectively	35	41
Additional paid-in capital	14,240	99,979
Retained earnings	422,131	476,610
Unearned compensation	(1,232)	(652)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investment securities	11,831	14,372
Total stockholders’ equity	447,005	590,350
Total liabilities, minority interest, and stockholders’ equity	$4,465,370	$4,183,181

See accompanying notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$148,770	$156,240	$184,859
Investment securities:
Taxable	42,789	46,585	79,245
Non-taxable	6,248	6,894	10,801
Federal funds sold and securities purchased under agreement to resell	4,530	2,865	25,421
Total interest income	202,337	212,584	300,326
Interest expense:
Deposits	9,083	16,229	36,866
Other borrowings	4,370	1,647	475
Total interest expense	13,453	17,876	37,341
Net interest income	188,884	194,708	262,985
Provision for loan losses	(6,223)	3,882	16,724
Net interest income after provision for loan losses	195,107	190,826	246,261
Noninterest income:
Client investment fees	23,991	30,671	41,598
Deposit service charges	13,202	9,072	6,196
Corporate finance fees	13,149	12,110	2,911
Letter of credit and foreign exchange income	12,856	15,225	12,655
Income from client warrants	7,528	1,661	8,500
Credit card fees	3,431	955	625
Investment losses	(8,402)	(9,825)	(12,373)
Other	9,305	7,989	10,721
Total noninterest income	75,060	67,858	70,833
Noninterest expense:
Compensation and benefits	122,093	105,168	89,060
Impairment of goodwill	63,000	—	—
Net occupancy	17,638	20,391	16,181
Professional services	13,677	18,385	24,543
Furniture and equipment	11,289	9,562	13,916
Business development and travel	8,692	8,426	10,159
Correspondent bank fees	4,343	2,835	479
Data processing services	4,288	4,360	3,785
Telephone	3,187	3,123	4,317
Tax credit fund amortization	2,704	2,963	2,756
Postage and supplies	2,601	3,190	3,995
Trust preferred securities distributions	594	2,230	3,300
Other	8,581	5,741	10,997
Total noninterest expense	262,687	186,374	183,488
Minority interest in net losses of consolidated affiliates	7,689	7,767	7,546
Income before income tax expense	15,169	80,077	141,152
Income tax expense	3,192	26,719	52,998
Net income	$11,977	$53,358	$88,154
Earnings per common share—basic	$0.33	$1.21	$1.85
Earnings per common share—diluted	$0.32	$1.18	$1.79

See accompanying notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net income	$11,977	$53,358	$88,154
Other comprehensive (loss) income, net of tax:
Change in unrealized gains on available-for-sale investment securities:
Unrealized holding gains	1,954	5,804	12,398
Reclassification adjustment for gains included in net income	(4,495)	(1,107)	(5,323)
Other comprehensive (loss) income, net of tax	(2,541)	4,697	7,075
Comprehensive income	$9,436	$58,055	$95,229

See accompanying notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2003, 2002, and 2001
	(Dollars in thousands)
	Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Total
Balance at December 31, 2000	48,977,906	$49	$280,008	$335,098	$(3,634)	$2,600	$614,121
Common stock issued under employee benefit plans, net of restricted stock cancellations	874,101	1	11,362	—	326	—	11,689
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	4,619	—	—	—	4,619
Net income	—	—	—	88,154	—	—	88,154
Amortization of unearned compensation	—	—	—	—	1,708	—	1,708
Other comprehensive income:
Net change in unrealized gains (losses) on available-for-sale investment securities	—	—	—	—	—	7,075	7,075
Common stock repurchases	(4,462,000)	(5)	(99,846)	—	—	—	(99,851)
Balance at December 31, 2001	45,390,007	45	196,143	423,252	(1,600)	9,675	627,515
Common stock issued under employee benefit plans, net of restricted stock cancellations	722,464	1	9,112	—	151	—	9,264
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	4,113	—	—	—	4,113
Net income	—	—	—	53,358	—	—	53,358
Amortization of unearned compensation	—	—	—	—	797	—	797
Other comprehensive income:
Net change in unrealized gains (losses) on available-for-sale investment securities	—	—	—	—	—	4,697	4,697
Common stock repurchases	(5,534,378)	(5)	(109,389)	—	—	—	(109,394)
Balance at December 31, 2002	40,578,093	41	99,979	476,610	(652)	14,372	590,350
Common stock issued under employee benefit plans, net of restricted stock cancellations	931,684	1	14,307	—	(1,712)	—	12,596
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	3,468	—	—	—	3,468
Net income	—	—	—	11,977	—	—	11,977
Amortization of unearned compensation	—	—	—	—	1,132	—	1,132
Other comprehensive income:
Net change in unrealized gains (losses) on available-for-sale investment securities	—	—	—	—	—	(2,541)	(2,541)
Convertible debt note hedge	—	—	(21,885)	—	—	—	(21,885)
Common stock repurchases	(6,481,307)	(7)	(81,629)	(66,456)	—	—	(148,092)
Balance at December 31, 2003	35,028,470	$35	$14,240	$422,131	$(1,232)	$11,831	$447,005

See accompanying notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,977	$53,358	$88,154
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	63,000	—	—
Provision for loan losses	(6,223)	3,882	16,724
Minority interest	(7,689)	(7,767)	(7,546)
Depreciation and amortization	7,610	7,850	5,717
Net loss on sales of investment securities	8,402	9,825	12,373
Net gains on disposition of client warrants	(7,528)	(1,661)	(8,500)
Changes in other assets and liabilities:
(Increase) decrease in accrued interest receivable	(211)	6,095	16,189
Deferred income tax (benefits) expense	(16,686)	1,687	(1,958)
Decrease in inventory	—	—	18,511
(Increase) decrease in income tax receivable	(1,478)	17,141	(6,203)
Increase (decrease) in retention, warrant and other incentive plan payable	13,641	2,774	(29,717)
Other, net	12,320	5,120	8,812
Net cash provided by operating activities	77,135	98,304	112,556
Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	2,667,604	3,025,729	1,615,360
Proceeds from sales of investment securities	14,368,794	2,547,913	11,381
Purchases of investment securities	(17,087,123)	(5,277,398)	(1,347,596)
Net decrease (increase) in loans	76,215	(346,824)	(92,801)
Proceeds from recoveries of charged off loans	20,363	22,175	20,636
Payments for acquisitions	—	—	(30,000)
Purchases of premises and equipment	(4,723)	(4,017)	(8,753)
Net cash provided (used) by investing activities	41,130	(32,422)	168,227
Cash flows from financing activities:
Net increase (decrease) in deposits	230,749	55,150	(1,481,282)
Payment of short-term borrowings	(9,333)	(42,000)	—
Proceeds from issuance of convertible notes and warrants, net of issuance costs and convertible note hedge	123,340	—	—
Proceeds from issuance of 7.0% Junior Subordinated Debentures, net of issuance costs	47,839	—	—
Redemption of 8.25% Trust Preferred Securities	(40,000)	—	—
Proceeds from issuance of common stock	14,364	9,769	13,363
Repurchase of common stock	(148,092)	(109,394)	(99,851)
Capital contributions from minority interest participants	15,275	22,650	5,153
Net cash provided (used) by financing activities	234,142	(63,825)	(1,562,617)
Net increase (decrease) in cash and cash equivalents	352,407	2,057	(1,281,834)
Cash and cash equivalents at January 1,	442,589	440,532	1,722,366
Cash and cash equivalents at December 31,	$794,996	$442,589	$440,532
Supplemental disclosures:
Interest paid	$13,084	$18,487	$38,431
Income taxes paid	$17,802	$6,812	$53,798

See accompanying notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Silicon Valley Bancshares and its subsidiaries (the “Company”) offers its clients financial products and services including commercial, investment, merchant and private banking, and private equity services, as well as value-added services using its knowledge and networks. Silicon Valley Bancshares is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California. The Bank serves more than 9,500 clients across the country, through its 26 regional offices. The Bank has 13 offices throughout California and operates regional offices across the country, in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves emerging growth and mature companies in the technology and life sciences markets, as well as the premium wine industry. Merger, acquisition, private placement and corporate partnering services are provided through its wholly-owned investment banking subsidiary, Alliant Partners (“Alliant”), whose offices are in Northern California and Boston.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. Certain reclassifications have been made to the Company’s 2002 consolidated financial statements to conform to the 2003 presentations. Such reclassifications had no effect on the results of operations or stockholders’ equity.

Consolidation

The Consolidated Financial Statements include the accounts of Silicon Valley Bancshares and those of its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. SVB Strategic Investors, LLC and Silicon Valley BancVentures, Inc., as general partners, are considered to have significant influence over the operating and financing policies of SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., respectively. Therefore, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P. are included in the Company’s Consolidated Financial Statements. Minority interest in the capital of consolidated affiliates primarily represents the minority participants’ share of the equity of SVB Strategic Investors Fund, L.P., and Silicon Valley BancVentures, L.P.

Similar accounting is applied to SVB Woodside Financial, the general partner of Taurus Growth Partners, L.P. and Libra Partners, L.P., see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations.”

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

Revenues related to client investment management fees are recognized as earned.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

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

Federal Funds Sold and Securities Purchased under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheets include interest-bearing deposits in other financial institutions of $1.8 million and $0 at December 31, 2003 and 2002, respectively.

Investment Securities

Fixed Income Securities

Fixed income investment securities are classified as held-to-maturity, available-for-sale, trading, or non-marketable upon purchase or acquisition.

Securities purchased with the ability and positive intent to hold to maturity are classified as held-to-maturity and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate. The Company did not have any investments in the held-to-maturity portfolio as of December 31, 2003 or December 31, 2002. Unrealized losses on held-to-maturity securities become realized and are charged against earnings when it is determined that an other-than-temporary decline in value has occurred.

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

Securities acquired and held principally for the purpose of sale in the near term are classified as trading and are accounted for at fair value. Unrealized gains and losses resulting from fair value adjustments on trading securities, as well as gains and losses realized upon the sale of investment securities, are included in noninterest income. The Company did not have a trading portfolio as of December 31, 2003 and December 31, 2002.

Non-marketable securities include Federal Reserve Bank and Federal Home Loan Bank stock and tax credit funds.

Marketable Equity Securities

Investments in marketable equity securities include:

•       Unexercised warrants for shares of publicly-traded companies.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

•       Investments in shares of publicly-traded companies. Equity securities in the Company’s warrant, direct equity, and venture capital fund portfolios generally become marketable when a portfolio company completes an initial public offering on a publicly-reported market, or is acquired by a publicly-traded company.

•       Marketable equity securities related to Taurus Growth Partners, L.P. and Libra Partners, L.P. The Company has a controlling ownership interest of less than 1% in each of these funds. Both entities were formed to invest client funds in securities and other investment vehicles, including without limitation, various equity and fixed income security instruments.

Unrealized gains or losses on warrant and equity investment securities are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.”

•       Unrealized gains or losses after applicable taxes, on available-for-sale marketable equity securities that result from initial public offerings are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. The Company is often contractually restricted from selling equity securities, for a certain period of time, subsequent to the portfolio company’s initial public offering. Gains or losses on these marketable equity instruments are recorded in the Company’s consolidated statements of income in the period the underlying securities are sold to a third party.

•       Gains or losses on marketable warrant and equity investment securities that result from a portfolio company being acquired by a publicly-traded company in a stock-based transaction, are marked to market when the acquisition occurs. The resulting gains or losses are recognized into income on that date, in accordance with Emerging Issues Task Force, Issue No. 91-5, “Nonmonetary Exchange of Cost-Method Investments.” Further fluctuations in the market value of these marketable equity instruments, prior to eventual sale, are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition price, are recognized in the Company’s consolidated statements of income.

•       If the Company possesses a warrant that can be settled with a net cash payment to the Company, the warrant meets the definition of a derivative instrument. Changes in fair value of such derivative instruments are recognized as securities gains or losses in the Company’s consolidated statements of income.

Notwithstanding the foregoing, a decline in the fair value of any of these securities that is considered other than temporary is recorded in the Company’s consolidated statements of income in the period the impairment occurs. The cost basis of the underlying security is written down to fair value as a new cost basis.

Summary financial data related to the Company’s marketable equity securities at December 31, 2003 are presented in “Item 8. Consolidated Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements—Investment Securities.”

Non-Marketable Equity Securities

The Company invests in non-marketable equity securities in several ways:

•       By direct purchases of preferred or common stock in privately-held companies

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

•       By capital contributions to venture capital funds, which in turn, make investments in preferred or common stock of privately held companies

•       Through the Company’s venture capital fund, Silicon Valley BancVentures, L.P., which makes investments in preferred or common stock of privately held companies

•       Through the Company’s fund of funds, SVB Strategic Investors Fund, L.P., which makes investments in venture capital funds, which in turn, invest in privately held companies

Unexercised warrant securities in private companies are initially recorded at a nominal value on the Company’s consolidated balance sheets. They are carried at this value until they become marketable or expire.

A summary of the Company’s accounting policies for other non-marketable equity securities is presented in the following table. A complete description of the accounting policies follows the table.

Private Equity and Venture Capital Fund Investments
Wholly-Owned by Bancshares	Cost basis less identified impairment, if any

Owned by Silicon Valley BancVentures, L.P. and SVB Strategic Investors Fund, L.P.	Investment company accounting, adjusted to fair value on a quarterly basis through the statement of income

The Company records wholly-owned, non-marketable venture capital fund investments and other direct equity investments on a cost basis. The Company’s interests are considered minor, as it owns less than 5% of the company and has no influence over the company’s operating and financial policies. The Company’s cost basis in each investment is reduced by returns until the cost basis of the individual investment is fully recovered. Returns in excess of the cost basis are recorded as investment gains in noninterest income.

The values of the investments are reviewed at least quarterly, giving consideration to the facts and circumstances of each individual investment. The Company’s review of private equity investments typically includes the relevant market conditions, offering prices, operating results, financial conditions, and exit strategies. A decline in the fair value that is considered other than temporary is recorded in the Company’s consolidated statements of income in the period the impairment occurs. Any estimated loss is recorded in noninterest income as investment losses.

Investments held by Silicon Valley BancVentures, L.P. are recorded at fair value using investment accounting rules. The investments consist of stock in private companies that are not traded on a public market and are subject to restrictions on resale. These investments are carried at estimated fair value as determined by the general partner. The valuation generally remains at cost until such time that there is significant evidence of a change in values based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by the Company and has an ownership interest of 10.7% in Silicon Valley BancVentures, L.P. Therefore, Silicon Valley BancVentures, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in the Company’s consolidated statements of income. The portion of any gains or losses belonging to the limited partners is reflected in minority interest in net gains (losses) of consolidated affiliates and adjusts the Company’s income to its percentage ownership.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

The SVB Strategic Investors Fund, L.P. portfolio consists primarily of investments in venture capital funds, which are recorded at fair value using investment accounting rules. The carrying value of the investments is determined by the general partner based on the percentage of SVB Strategic Investors Fund, L.P.’s interest in the total fair market value as provided by each venture capital fund investment. SVB Strategic Investors, LLC generally utilizes the fair values assigned to the underlying portfolio investments by the management of the venture capital funds. The estimated fair value of the investments is determined after giving consideration to the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information. The general partner, SVB Strategic Investors, LLC, is owned and controlled by the Company and has an ownership interest of 11.1% in SVB Strategic Investors Fund, L.P. Therefore, SVB Strategic Investors Fund, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in the Company’s consolidated statements of income. The limited partners’ share of any gains or losses is reflected in minority interest in net gains (losses) of consolidated affiliates and adjusts the Company’s income to its percentage ownership.

Summary financial data related to the Company’s non-marketable equity securities at December 31, 2003 are presented in “Item 8. Consolidated Financial Statements and Supplementary Data—Note 6 to the Consolidated Financial Statements—Investment Securities.”

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense to provide for credit risk. The Company applies the following evaluation process to its loan portfolio to estimate the required allowance for loan losses:

The Company maintains a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in its portfolio is assigned a credit risk-rating. Credit risk-ratings are assigned on a scale of 1 to 10, 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. The Company’s policies require certain credit relationships that exceed specific dollar values, be reviewed by a committee of senior management, at least quarterly. The Company’s review process evaluates the appropriateness of the credit risk-rating and allocation of allowance for loan losses, as well as other account management functions. In addition, Management receives and approves an analysis for all impaired loans, as defined by the Statement of Financial Accounting Standards (“SFAS”) No. 114 “Accounting by Creditors for Impairment of a Loan.” The allowance for loan losses is allocated based on a historical loan loss formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

historical loan loss formula allocation for a specific loan, or for individual impaired loans as determined by SFAS No. 114.

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

The Company’s allowance for loan losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is imprecise. The Company’s allowance for loan losses is its best estimate using the historical loan loss experience and its perception of variables potentially leading to deviation from the historical loss experience.

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

Premises and Equipment

Premises and equipment are reported at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. This time period may range from one to 10 years. The Company had no capitalized lease obligations at December 31, 2003 and 2002.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

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

Income Taxes

The Company files a consolidated federal income tax return, and consolidated or combined state income tax returns as appropriate. The Company’s federal and state income tax provisions are based upon taxes payable for the current year as well as current year changes in deferred taxes related to temporary differences between the tax basis and financial statement balances of assets and liabilities. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No.148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 as amended by SFAS No. 148 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Had compensation cost related to both the Company’s stock option awards to employees and directors and to the ESPP been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income, basic earnings per share, and diluted earnings per share would have been the pro-forma amounts below, for 2003, 2002, and 2001:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Net income, as reported	$11,977	$53,358	$88,154
Add: Stock-based compensation expense included in reported net income, net of tax	894	651	1,036
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(19,665)	(17,529)	(16,188)
Pro forma net income	$(6,794)	$36,480	$73,002
Earnings per common share—basic:
As reported	$0.33	$1.21	$1.85
Pro forma	(0.19)	0.83	1.53
Earnings per common share—diluted:
As reported	0.32	1.18	1.79
Pro forma	(0.19)	0.84	1.54

See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 18 to the Consolidated Financial Statements—Employee Benefit Plans” for assumptions used in calculating the pro-forma amounts above.

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

Segment Reporting

Prior to January 1, 2002, the Company operated as one segment. On January 1, 2002, the Company reorganized into five lines of banking and financial services for management reporting: Commercial Banking, Merchant Banking, Investment Banking, Private Banking, and Other Business Services. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 14 to the Consolidated Financial Statements—Segment Reporting.”

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amended and provided clarification on the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 was to be applied prospectively and was effective for contracts entered into or modified

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

after June 30, 2003. This statement will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of SFAS No. 149 has had no material impact on the Company’s results of operations or financial condition.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establishes accounting and reporting standards for derivative instruments, and requires that all derivative instruments be recorded on the balance sheet at fair value. Additionally, the accounting for changes in fair value depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period, unless the derivative instrument meets the qualification for the short-cut treatment, as defined by SFAS No. 133. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Derivative Financial Instruments.” For derivative instruments that are designated and qualify as a cash flow hedge, changes in the fair value of the effective portion of the derivative instrument are recognized in Other Comprehensive Income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

Business Combinations

The Company accounts for business combinations in accordance with the provisions of SFAS No. 141, “Business Combinations,” which requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations.”

Goodwill and Other Intangibles

The Company accounts for intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of acquired business, represents the value attributable to unidentifiable intangible elements being acquired.

On an annual basis or as circumstances dictate, the Company reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. The evaluation methodology for potential impairments is inherently complex, and involves significant judgment in the use of estimates and assumptions. Impairment is evaluated using a two-step process. First, the aggregate fair value of the reporting unit is compared to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then the “implied” fair value, defined below, is compared to the reporting unit’s goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing goodwill down to the implied fair value.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

The Company primarily uses a discounted future cash flows approach to value the reporting unit being evaluated for goodwill impairment. These estimates involve many assumptions, including expected results of operations, assumed discounts rates, and assumed growth rates for the reporting units. The discount rate used is based on standard industry practice, taking into account the expected equity risk premium, the size of the business, and the probability of the reporting unit achieving its financial forecasts. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the fair value of the unit was the purchase price.

Events that may indicate goodwill impairment include significant or adverse changes in the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more likely-than-not expectation that a reporting unit will be sold or disposed of.

Financial Instruments with Characteristics of Both Liability and Equity

The Company accounts for financial instruments with characteristics of both liability and equity according to the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150, issued by the FASB in May 2003, established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the Statement’s scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity, or between the liabilities and equity sections of the statement of financial position. SFAS No. 150 requires financial instruments issued in the form of shares that are mandatorily redeemable (or embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur) to be classified as liabilities. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted.

The Company’s $40.0 million of “Company Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures,” or 8.25% Trust Preferred Securities, were redeemed on December 1, 2003. Beginning July 1, 2003, under SFAS No. 150, the 8.25% Trust Preferred Securities were classified under the liabilities section of the Consolidated Balance Sheet and 8.25% Trust Preferred Securities distribution expense was classified under interest expense on the Consolidated Statements of Income. Prior to adoption of SFAS No. 150, these securities were classified between the liability and equity sections of the Company’s Consolidated Balance Sheets, and their related expense was classified as noninterest expense on the Company’s Consolidated Statements of Income, under the heading “Trust preferred securities distributions.”

Accounting for Variable Interest Entities

The Company accounts for variable interest entities according to the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (VIE),” or FIN No. 46R. FIN No. 46R was issued to replace FIN No. 46, and to clarify the required accounting for interests in variable interest entities. A VIE is an entity that does not have sufficient equity investments at risk, or the holders of the equity instruments lack the essential characteristics of a controlling financial interest. A VIE is to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the entity’s residual returns, or both.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

As of December 31, 2003, the Company has completed its evaluation of VIEs and has not consolidated any VIEs in its financial statements, in accordance with the provisions of FIN No. 46R. In accordance with these provisions, the Company has not consolidated SVB Capital II, a special purpose trust formed in October 2003, for the purpose of issuing 7.0% Trust Preferred Securities. Implementation of FIN No. 46R did not have a significant impact on the Company’s results of operations or financial condition.

2. Business Combinations

On October 1, 2002, the Company acquired substantially all of the assets of Woodside Asset Management, Inc., an investment advisor firm, which has approximately $200 million under management for 70 clients. Woodside Asset Management, Inc. is expected to enable the Company to expand its product offerings in the private banking. Additionally, as part of this acquisition, Silicon Valley Bancshares obtained the general partner interests in two limited partnerships, Taurus Growth Partners, L.P., and Libra Partners, L.P., with total assets aggregating $12.3 million at December 31, 2003. The Company has less than a 1% ownership interest in each of these funds. The remaining ownership interest represents limited partners’ funds invested on their behalf by the general partner in certain fixed income and marketable equity securities. However, due to the Company’s ability to control the investing activities of these limited partnerships, the Company has consolidated the related results of operations and financial condition into its consolidated financial statements, since the date of acquisition. This acquisition did not have a material impact on goodwill.

On September 28, 2001, the Company completed its acquisition of Alliant Partners and has included its results of operations in the Company’s consolidated results of operations since that date. The acquisition has allowed the Company to strengthen its investment banking platform for its clients. The Company agreed to purchase the assets of Alliant for a total of $100.0 million, due in several installments of cash and/or common stock. These installments are payable over four years between September 30, 2001 and September 30, 2005. As of December 31, 2003, the first three installments aggregating $81.3 million have been paid in cash, and the remaining $18.7 million, which was discounted at prevailing forward market interest rates of approximately 3.3% at the time of purchase, are recorded as short-term and long-term debt. In addition to the fixed purchase price, the sellers received certain contingent purchase price payments including 75% of the pre-tax income of Alliant for the twelve-month period ended September 28, 2002. Furthermore, the Company shall pay to the sellers an amount equal to fifteen times the amount by which Alliant’s cumulative after-tax net income from October 1, 2002 to September 30, 2005 exceeds $26.5 million, provided, however, that the aggregate amount of any deferred earn-out payment payable shall not exceed $75.0 million. The Company also agreed to make retention payments aggregating $5.0 million in equal annual installments on September 28, 2003, 2004, and 2005, of which the first installment was paid in late 2003. The purchase price was allocated to the assets acquired and liabilities assumed, based on the estimated net fair values at the date of acquisition of approximately $0.5 million. The excess of purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The business combinations were recorded in accordance with SFAS No. 141. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 1, Note 9, and Note 11 to the Consolidated Financial Statements—Significant Accounting Policies, Goodwill, and Short-term Borrowings and Long-term Debt.”

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Earnings Per Share

The following is a reconciliation of basic EPS to diluted EPS for the years ended December 31, 2003, 2002, and 2001.

	Net Income	Weighted- Average Shares	Per Share Amount
	(Dollars and shares in thousands, except per share amounts)
Year Ended December 31, 2003
Basic EPS:
Income available to common stockholders	$11,977	36,109	$0.33
Effect of dilutive securities:
Stock options and restricted stock	—	1,212
Diluted EPS:
Income available to common stockholders plus assumed conversions	$11,977	37,321	$0.32
Year Ended December 31, 2002
Basic EPS:
Income available to common stockholders	$53,358	44,000	$1.21
Effect of dilutive securities:
Stock options and restricted stock	—	1,080
Diluted EPS:
Income available to common stockholders plus assumed conversions	$53,358	45,080	$1.18
Year Ended December 31, 2001
Basic EPS:
Income available to common stockholders	$88,154	47,728	$1.85
Effect of dilutive securities:
Stock options and restricted stock	—	1,427
Diluted EPS:
Income available to common stockholders plus assumed conversions	$88,154	49,155	$1.79

4. Restrictions on Cash Balances

The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The minimum required reserve amounts were $3.8 million and $2.8 million at December 31, 2003 and 2002, respectively. The average required reserve balance totaled $7.6 million in 2003 and $10.2 million in 2002. The Company had restricted cash related to the Trust Preferred Securities totaling $2.0 at December 31, 2002. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Trust Preferred Securities.”

5. Securities Purchased under Agreement to Resell

Securities purchased under agreement to resell at December 31, 2003 consisted of U.S. Treasury securities, U.S. agency securities, and private label mortgage-backed securities, which are rated A or better. The securities underlying the agreement are held in book-entry form in the Company’s name in a custodian account. Securities purchased under agreement to resell totaled $540.6 million and $202.7 million at December 31, 2003 and 2002, respectively, and averaged $355.3 million and $145.0 million in

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Securities Purchased under Agreement to Resell (Continued)

2003 and 2002, respectively. The maximum amount outstanding at any month-end during 2003 and 2002 was $548.3 million and $304.9 million, respectively.

6. Investment Securities

The following tables detail the major components of the Company’s investment securities portfolio at December 31, 2003 and 2002.

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$31,033	$120	$—	$31,153
U.S. agencies and corporations:
Collateralized mortgage obligations	612,210	3,942	(4,767)	611,385
Mortgage-backed securities	294,156	4,312	(1,974)	296,494
Discount notes and bonds	285,158	999	(728)	285,429
Asset-backed securities	37,501	220	(26)	37,695
Obligations of states and political subdivisions	143,185	7,686	—	150,871
Commercial paper and other debt securities	27,778	13	(800)	26,991
Money market mutual funds	23,079	—	—	23,079
Warrant securities	165	7,511	—	7,676
Venture capital fund investments	8	—	—	8
Other equity investments(1)	8,004	598	—	8,602
Total available-for-sale securities	$1,462,277	$25,401	$(8,295)	1,479,383
Non-marketable securities at cost:
Venture capital fund investments(2)				55,345
Tax credit funds				16,551
Other private equity investments(3)				13,679
Federal Reserve Bank stock				7,467
Federal Home Loan Bank stock				3,009
Total non-marketable securities				96,051
Total investment securities				$1,575,434

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investment Securities (Continued)

	December 31, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$20,354	$224	$—	$20,578
U.S. agencies and corporations:
Collateralized mortgage obligations	415,303	4,922	(64)	420,161
Discount notes and bonds	193,608	3,937	—	197,545
Mortgage-backed securities	152,633	6,303	—	158,936
Asset-backed securities	38,304	214	(10)	38,508
Obligations of states and political subdivisions	201,533	8,984	—	210,517
Money market mutual funds	378,933	—	—	378,933
Commercial paper and other debt securities	12,848	—	(1,700)	11,148
Venture capital fund investments	136	—	(125)	11
Warrant securities	25	814	—	839
Other equity investments(1)	7,055	—	—	7,055
Total available-for-sale securities	$1,420,732	$25,398	$(1,899)	1,444,231
Non-marketable securities at cost:
Venture capital fund investments(2)				46,822
Tax credit funds				18,255
Other private equity investments(3)				16,820
Federal Reserve Bank stock				7,394
Federal Home Loan Bank stock				2,172
Total non-marketable securities				91,463
Total investment securities				$1,535,694

(1)             Available-for-sale other private equity investments included $8.6 million and $7.1 million related to investments owned by two consolidated limited partnerships, Taurus Growth Partners, L.P. and Libra Partners, L.P. as of December 31, 2003 and 2002, respectively. The Company has a controlling ownership interest of less than 1% in the funds.

(2)             Non-marketable venture capital fund investments included $30.1 million and $22.1 million related to the Company’s fund of funds, SVB Strategic Investors Fund, L.P., as of December 31, 2003 and 2002, respectively. The Company has a controlling ownership interest of 11.1% in the fund. Excluding the minority interest owned portion of SVB Strategic Investors Fund, L.P., the Company has non-marketable venture capital fund investments of $28.5 million and $27.2 million as of December 31, 2003, and 2002, respectively.

(3)             Non-marketable other private equity investments included $10.1 million and $10.0 million related to the Company’s venture capital fund, Silicon Valley BancVentures, L.P., as of December 31, 2003 and 2002, respectively. The Company has a controlling ownership interest of 10.7% in the fund. Excluding the minority interest owned portion of Silicon Valley BancVentures, L.P., the Company has non-marketable other private equity investments of $4.7 million and $7.9 million as of December 31, 2003, and 2002, respectively.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investment Securities (Continued)

The following table breaks out the Company's unrealized losses on its invesment securities portfolio, into less than 12 months or 12 months or longer, as of December 31, 2003:

	December 31, 2003
	Less than twelve months		Twelve months or longer		Total
	Fair Value	Unrealized Losses	Fair Value(1)	Unrealized Losses(1)	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. agencies and corporations:
Collateralized mortgage obligations	$218,458	$(4,727)	$14,215	$(40)	$232,673	$(4,767)
Mortgage-backed securities	119,933	(1,974)	—	—	119,933	(1,974)
Discount notes and bonds	99,284	(728)	—	—	99,284	(728)
Asset-backed securities	9,972	(26)	—	—	9,972	(26)
Commercial paper and other debt securities	—	—	9,200	(800)	9,200	(800)
Total temporarily impaired securities	$447,647	$(7,455)	$23,415	$(840)	$471,062	$(8,295)

(1)   As of December 31, 2003, the Company has identified three investments totaling $23.4 million that had unrealized losses of $(0.8) million for a period of greater than 12 months. Of the three investments, $14.2 million related to one security classified as a collateralized mortgage obligation. It was originally purchased in December 2002, and had unrealized losses of less than $(0.04) million in 2003, due solely to market movements and therefore, not deemed to be permanently impaired. The two remaining securities totaled $9.2 million and had unrealized losses of $(0.8) million in 2003. These are auction rate preferred securities and are classified as commercial paper and other debt securities. The unrealized losses were the result of a credit downgrade from A1 to Baa2, effective June 25, 2002. The securities continue to be investment grade and the Company has deemed the impairment as temporary. Market valuations and impairment analysis on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investment Securities (Continued)

The following tables present the carrying value of the Company’s non-marketable venture capital and other private equity investments at and for the years ended December 31, 2003 and 2002:

	(As Consolidated)
	Venture Capital Funds		Other Private Equity
December 31, 2003	Wholly- Owned	SVB Strategic Investors Fund, L.P.(1)	Wholly- Owned	Silicon Valley BancVentures, L.P.(1)	Total
	(Dollars in thousands)
Fund size	—	$121,800	—	$56,100	$177,900
Commitments	$72,004	101,763	$15,668	17,921	207,356
Capital investment	40,321	46,083	15,668	17,921	119,993
Carrying value	25,196	30,149	3,583	10,096	69,024
Net investment losses	(2,648)	(4,425)	586	(1,739)	(8,226)

	(The Company’s Ownership Interest)
	Venture Capital Funds		Other Private Equity
	Wholly- Owned	SVB Strategic Investors Fund, L.P.(1)	Wholly- Owned	Silicon Valley BancVentures, L.P.(1)	Total
Commitments	$72,004	$13,500	$15,668	$6,000	$107,172
Capital investment	40,321	5,400	15,668	2,520	63,909
Carrying value	25,196	3,342	3,583	1,080	33,201
Net investment losses	(2,648)	(490)	586	(186)	(2,738)
Management fee revenue	—	985	—	1,082	2,067

	(As Consolidated)
	Venture Capital Funds			Other Private Equity
December 31, 2002	Wholly- Owned	SVB Strategic Investors Fund, L.P.(1)		Wholly- Owned	Silicon Valley BancVentures, L.P.(1)	Total
	(Dollars in thousands)
Fund size	—	$135,334	*	—	$56,100	$191,434
Commitments	$54,558	108,189		$14,954	14,176	191,877
Capital investment	36,074	31,315		14,954	14,176	96,519
Carrying value	24,740	22,082		6,834	9,986	63,642
Net investment losses	(1,251)	(5,717)		(2,083)	(734)	(9,785)

	(The Company’s Ownership Interest)
	Venture Capital Funds			Other Private Equity
	Wholly- Owned	SVB Strategic Investors Fund, L.P.(1)		Wholly- Owned	Silicon Valley BancVentures, L.P.(1)	Total
Commitments	$54,558	$15,000	*	$14,954	$6,000	$90,512
Capital investment	36,074	3,900		14,954	1,980	56,908
Carrying value	24,740	2,448		6,834	1,068	35,090
Net investment losses	(1,251)	(634)		(2,083)	(78)	(4,046)
Management fee revenue	—	1,323		—	1,082	2,405

(1)             Funds managed by affiliates of Silicon Valley Bancshares.

*                       Effective January 1, 2003, SVB Strategic Investors Fund, L.P. reduced the total capital that can be called to $121.8 million as a result of the reductions in the size of the underlying venture capital fund investments. The committed capital that can be called was reduced to $13.5 million.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Investment Securities (Continued)

The amortized cost and fair value of investment securities classified as available-for-sale at December 31, 2003, categorized by remaining contractual maturity, except for variable rate auction rate securities, which use the next reset date as the maturity date, are shown below. Expected remaining maturities of mortgage-backed securities, collateralized mortgage obligations and callable U.S. agency securities may differ significantly from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Warrant securities, venture capital fund investments, other private equity investments, Federal Home Loan Bank stock, Federal Reserve Bank stock, and tax credit funds were included in the table below as due after ten years.

	December 31, 2003
	Amortized Cost	Carrying Value
	(Dollars in thousands)
Due in one year or less	$144,787	$144,477
Due after one year through five years	320,067	325,574
Due after five years through ten years	101,301	105,192
Due after ten years	992,173	1,000,191
Total	$1,558,328	$1,575,434

Investment securities with a fair value of $122.6 million and $89.4 million at December 31, 2003 and 2002, respectively, were pledged to secure certain public deposits and a line of credit at the Federal Reserve Bank of San Francisco discount window. For further information, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Short-term Borrowings and Long-term Debt.”

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities, excluding warrant gains, for the years ended December 31, 2003, 2002, and 2001.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Gross gains on investment securities	$5,909	$942	$1,128
Gross losses on investment securities	(14,311)	(10,767)	(13,501)
Net losses on investment securities(1)	$(8,402)	$(9,825)	$(12,373)

(1)             Net losses on investment securities included $(4.4) million and $(5.7) million related to the Company’s fund of funds, SVB Strategic Investors Fund, L.P., for the years ended December 31, 2003 and 2002, respectively. The Company has a controlling ownership interest of 11.1% in the fund. In addition, net losses on investment securities included $(1.7) million and $(0.7) million related to the Company’s venture capital fund, Silicon Valley BancVentures, L.P., for the years ended December 31, 2003 and 2002, respectively. The Company has a controlling ownership interest of 10.7% in the fund. Excluding the minority interest owned portions of SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., the Company has net losses on investment securities of $(2.5) million and $(4.1) million for the years ended December 31, 2003, and 2002, respectively.

Warrant gains totaled $7.5 million, $1.7 million, and $8.5 million in 2003, 2002, and 2001, respectively.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Loans and the Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $12.3 million and $11.8 million at December 31, 2003 and 2002, respectively, is presented in the following table:

	December 31,
	2003	2002
	(Dollars in thousands)
Commercial	$1,703,986	$1,756,182
Real estate construction	62,322	43,178
Real estate term	32,115	56,190
Consumer and other	190,806	230,530
Total loans, net of unearned income	$1,989,229	$2,086,080

The Company’s loan classifications for financial reporting purposes differ from those for regulatory reporting purposes. Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Loans are classified for regulatory reporting purposes based upon the type of collateral securing the loans.

A substantial percentage of the Company’s loans are commercial in nature, and such loans are generally made to emerging growth or middle-market companies in a variety of industries. As of December 31, 2003, the Company’s software tools and applications industry subsector represented 13.8% of total loans, premium wineries industry sector represented 15.5% of total loans, and venture capital industry subsector represented 13.7% of total loans. No other industry sector represented more than 10.0% of total loans at December 31, 2003.

The activity in the allowance for loan losses is summarized below:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance at January 1,	$70,500	$72,375	$73,800
Provision for loan losses	(6,223)	3,882	16,724
Loans charged off	(20,140)	(27,932)	(38,785)
Recoveries	20,363	22,175	20,636
Balance at December 31,	$64,500	$70,500	$72,375

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $12.4 million and $20.4 million at December 31, 2003 and 2002, respectively. During 2003 and 2002, nonaccrual loans represented all impaired loans. Allocations of the allowance for loan losses related to impaired loans totaled $3.1 million at December 31, 2003 and $6.5 million at December 31, 2002. Average impaired loans for 2003, 2002, and 2001 totaled $15.6 million, $19.6 million, and $21.6 million, respectively. If these loans had not been impaired, $1.0 million, $1.3 million, and $2.1 million in interest income would have been realized during the years ended December 31, 2003, 2002, and 2001, respectively. The Company realized no interest income on such impaired loans during 2003, 2002 or 2001.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2003	2002
	(Dollars in thousands)
Cost:
Furniture and equipment	$26,935	$23,101
Leasehold improvements	17,716	16,827
Total cost	44,651	39,928
Accumulated depreciation and amortization	(29,652)	(22,042)
Premises and equipment-net	$14,999	$17,886

The Company is obligated under a number of noncancelable operating leases for premises that expire at various dates, through 2011, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases as of December 31, 2003:

Years Ended December 31,
(Dollars in thousands)
2004	$12,142
2005	8,861
2006	5,783
2007	5,120
2008	3,927
2009 and thereafter	4,402
Total	$40,235

Rent expense for premises leased under operating leases totaled $11.0 million, $13.7 million, and $10.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2002, the Company exited leased premises, located in Santa Clara, California, approximating 18,000 square feet. The lease on the building will expire in August 2005. The management determined that the premises would have no future economic value to the Company’s operations, except for any potential future sub-lease arrangement. Therefore, during 2002, the Company incurred charge-offs of approximately $2.5 million related to the exit of these premises.

9. Goodwill

Substantially all of the Company’s goodwill pertains to the acquisition of Alliant Partners, and a minor portion relates to the acquisition of Woodside Asset Management, Inc.

During 2003, the Company conducted its annual valuation analyses of these reporting units, primarily based on forecasted discounted cash flow analyses. The valuation analysis of Woodside Asset Management, Inc. reporting unit indicated no impairment.

However, Alliant Partners’ results of operations in 2003 were substantially below forecasted performance. Therefore, as required by SFAS No.142 in measuring the goodwill impairment amount, the Company made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill). The valuation analyses performed on this reporting unit, as of June 30, 2003, and again as of December 31, 2003, indicated impairment of goodwill of $17.0 million and $46.0 million, respectively. The Company expensed these amounts as impairment charges to continuing

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Goodwill (Continued)

operations during the second and fourth quarters of 2003, respectively. Thus, the total goodwill balance was $37.5 million at December 31, 2003, reduced from $100.5 million at December 31, 2002.

10. Deposits

The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $333.6 million and $530.5 million at December 31, 2003 and 2002, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $3.2 million and $6.7 million for 2003 and 2002, respectively. At December 31, 2003, time deposit accounts, individually exceeding $100,000, totaling $333.0 million were scheduled to mature within one year.

11. Short-term Borrowings and Long-term Debt

The following table represents the outstanding short-term borrowings and long-term debt at December 31, 2003, December 31, 2002, and December 31, 2001:

		Years Ended December 31,
	Maturity	2003	2002	2001
		(Dollars in thousands)
Short-term borrowings(1):
Short-term borrowings	September 28, 2002	$—	$—	$41,203
Short-term borrowings	September 28, 2003	—	9,127	—
Short-term borrowings	September 28, 2004	9,124	—	—
Total short-term borrowings		9,124	9,127	41,203

Long-term debt:
Long-term note payable(1)	September 28, 2003	—	—	8,851
Long-term note payable(1)	September 28, 2004	—	8,844	8,564
Long-term note payable(1)	September 28, 2005	8,837	8,553	8,270
Convertible subordinated notes	June 15, 2008	145,797	—	—
Junior Subordinated Debentures	October 30, 2033	49,652	—	—
Total long-term debt		$204,286	$17,397	$25,685

(1)             Relates to the acquisition of Alliant Partners and are payable to the former owners, who were employed by the Company at December 31, 2003. These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.

Interest expense related to short-term borrowings was $0.3 million, $1.1 million, and $0.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. Interest expense and amortization of issuance cost related to long-term debt was $4.1 million, $0.6 million and $0.2 million, for the years ended December 31, 2003, 2002, and 2001, respectively. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 and Note 19—Business Combinations and Related Parties.”

On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of the Company’s

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Short-term Borrowings and Long-term Debt (Continued)

common stock. The Company filed a shelf registration statement with respect to the resale of the notes and the common stock issuable upon the conversion of the notes with the SEC on August 14, 2003. The fair value of the convertible subordinated notes at December 31, 2003 was $178.7 million, based on quoted market prices. The Company intends to repay the principal of the notes in cash.

Concurrent with the issuance of the convertible notes, the Company entered into convertible note hedge and warrant transactions with respect to its common stock, with the objective of limiting its exposure to potential dilution from conversion of the notes. The terms and conditions of the convertible note hedge are disclosed in  “Item 8. Consolidated Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Derivative Financial Instruments.”  The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in Emerging Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Under the warrant agreement, Credit Suisse First Boston LLC (the Counterparty) may purchase up to approximately 4.4 million shares of the Company’s common stock at $51.34 per share, upon the occurrence of conversion events. The warrant transaction will expire on June 15, 2008.

The Company had available federal funds and lines of credit facilities totaling $140.0 million, which were unused at December 31, 2003.

7.0% Junior Subordinated Debentures

On October 30, 2003, the Company issued $51.5 million in 7.0% Junior Subordinated Debentures to a newly formed special-purpose trust, SVB Capital II. SVB Capital II is a variable interest entity as defined by the provisions of FIN No. 46, which is effective for reporting periods subsequent to December 15, 2003. The Company has not been deemed to have the highest potential for risk of loss or benefit from SVB Capital II. Therefore, SVB Capital II has not been consolidated. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the Junior Subordinated Debentures. The Junior Subordinated Debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent of any earlier redemption of any debentures by the Company. The Company may redeem the debentures prior to maturity in whole or in part, at its option, at any time on or after October 30, 2008. In addition, the Company may redeem the debentures, in whole but not in part, prior to October 30, 2008 upon the occurrence of certain events. Issuance costs of $2.2 million related to the Junior Subordinated Debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. The Company used the net proceeds to redeem $40.0 million of its existing 8.25% Trust Preferred Securities, which were held by SVB Capital I. The Company intends to use the remaining proceeds for general corporate purposes, which may include, investment in, or extension of credit to, its subsidiaries.

On October 30, 2003, the Company entered into an interest rate swap, which hedges against the risk of changes in fair values associated with the Company’s $50.0 million, 7.0% fixed rate, Junior Subordinated Debentures. This derivative agreement provided a $0.4 million decrease in interest expense for 2003. For further information, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Derivative Financial Instruments.”

Based on the closing market price, the fair value of the 7.0% Junior Subordinated Debentures totaled $49.2 million as of December 31, 2003.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Trust Preferred Securities

8.25% Fixed Rate Trust Preferred Securities

In May 1998, the Company issued $40.0 million in cumulative Trust Preferred Securities through a newly formed special-purpose trust, SVB Capital I. These 8.25% Trust Preferred Securities were redeemed effective December 1, 2003. The trust was a wholly-owned consolidated subsidiary of the Company and its sole assets were the junior subordinated deferrable interest debentures. Distributions were cumulative and were payable quarterly at a rate of 8.25% per annum of the stated liquidation amount of $25 per preferred security. The obligations of the trust were fully and unconditionally guaranteed, on a subordinated basis, by the Company. At the time of redemption, the remaining unamortized issuance costs of  $1.3 million related to the Trust Preferred Securities were expensed.

On June 3, 2002, the Company entered into interest rate swap, which hedged against the risk of changes in fair values associated with the Company’s $40.0 million, 8.25% fixed rate, Trust Preferred Securities. This agreement provided a benefit of $1.0 million and $1.1 million in 2003 and 2002, respectively. The swap was terminated on June 23, 2003. For further information, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Derivative Financial Instruments.”

Please see the section under Recent Accounting Pronouncements, of “Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies,” for the impact of adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

13. Derivative Financial Instruments

Derivative instruments that the Company uses as a part of its interest rate risk management may include interest rate swaps, caps, and floors and forward contracts. On October 30, 2003, the Company entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair values associated with the Company’s $50.0 million, 7.0% fixed rate, Junior Subordinated Debentures. For information on the company’s $50.0 million Junior Subordinated Debentures, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Short-term Borrowings and Long-term Debt.”

The terms of this interest rate hedge agreement provide for a swap of the Company’s 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. Because the swap meets the criteria for the short cut treatment, the benefit or expense is recorded in the period incurred. This derivative agreement provided a benefit of $0.4 million in 2003. The swap agreement mirrors the terms of the Junior Subordinated Debentures and therefore is callable by the counterparty anytime after October 30, 2008. The Company assumes no ineffectiveness as the swap agreement meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the swap are offset by changes in the fair value of the Junior Subordinated Debentures, and no net gain or loss is recognized in earnings. Changes in the fair value of the derivative agreement and the Junior Subordinated Debentures are primarily dependent on changes in market interest rates. The derivative instrument had a fair value of $0.3 million, which was recorded in other assets at December 31, 2003.

On May 15, 2003, the Company entered into a convertible note hedge agreement (purchased call option) with Credit Suisse First Boston LLC (the Counterparty) with respect to its common stock, to limit its exposure to potential dilution from conversion of the Company’s $150.0 million principal amount of zero coupon convertible notes. For information on the Company’s $150.0 million principal amount of zero coupon convertible notes, please see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Short-term Borrowings and Long-term Debt.”  Upon the occurrence of conversion events, the Company has the right to purchase up to approximately 4.4 million of its common stock from the Counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. The Company has the option to settle

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Derivative Financial Instruments (Continued)

any amounts due under the convertible hedge either in cash or net shares of its common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in Emerging Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

On June 3, 2002, the Company entered into an interest swap agreement with a notional amount of $40.0 million. The swap was terminated effective June 23, 2003. This agreement hedged against the risk of changes in fair value associated with the Company’s $40.0 million, 8.25% fixed rate, Trust Preferred Securities. The 8.25% Trust Preferred Securities were redeemed in December 2003. This derivative agreement provided a benefit of $1.0 million and $1.1 million in 2003 and 2002, respectively. The derivative instrument had a fair value of $0.8 million that was recorded in other assets at December 31, 2002. The other terms of this derivative agreement were substantially the same as those of the interest rate swap the Company entered into in October 2003.

For the Company’s Foreign Exchange Contracts and Foreign Currency Option Contracts, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 20 to the Consolidated Financial Statements—Off-Balance Sheet Arrangements, Guarantees, and Other Commitments.”

14. Segment Reporting

The Company is organized into five lines of banking and financial services for management reporting: Commercial Banking, Merchant Banking, Investment Banking, Private Banking, and Other Business Services. These operating segments are strategic units that offer different services to different clients. They are managed separately because each segment appeals to different markets and, accordingly, requires different strategies. The results of operating segments are based on the Company’s management reporting process, which assigns assets, liabilities, income, and expenses to the aforementioned operating segments. This process is dynamic and, unlike financial accounting, there is no comprehensive, authoritative guidance for management reporting equivalent to generally accepted accounting principles. The management reporting process measures the performance of operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. Changes in the management structure and/or the allocation process have resulted and may in the future result in changes in the Company’s allocation methodology as this process is under constant refinement. In the event of such changes, results for prior periods have been and may be restated for comparability. Results for the year ended 2002 have been restated to reflect changes in the Company’s allocation methodology.

As of December 31, 2003, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments are: Commercial Banking, which is the principal operating segment of the Company, Merchant Banking, Investment Banking, and the remaining segments.

Prior to January 1, 2002, the Company operated as one segment. In 2002, the Company’s principal operating segment was the Commercial Bank, and the other segments did not meet segment reporting criteria. 2001 results have not been restated to reflect the Company’s current reportable segments, due to certain data not being available to us. 2001 results are shown reflecting the Commercial Bank as the Company’s principal operating segment.

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

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Segment Reporting (Continued)

Merchant Banking makes private equity and venture capital fund investments, international alliances and manages two limited partnerships: a venture capital fund and a fund of funds. Merchant Banking also provides the lending, deposit, cash management, international, and investment banking services to venture capital firms and other private equity firms.

Investment Banking provides merger and acquisition, private placements, and corporate partnering services through the Company’s broker-dealer subsidiary, Alliant Partners.

Other segments include Private Banking and Other Business Services. Private Banking provides a wide array of loan, personal asset management, mortgage services, trust and estate planning tailored for high-net-worth individuals. It also provides investment advisory services to these clients through the Company’s Woodside Asset Management, Inc., subsidiary. The Other Business Services unit provides Web-based business services and professional services. Other segments also includes necessary adjustments to reconcile segment data to the Consolidated Financial Statements.

The Company’s primary source of revenue is from net interest income. Thus, the Company’s segments are reported below using net interest income. The Company also evaluates performance based on noninterest income and noninterest expense goals, which are also presented as measures of segment profit and loss. The Company does not allocate income taxes to the segments.

	Commercial	Merchant	Investment
	Banking	Banking	Banking	Other	Total
	(Dollars in thousands)
2003
Net interest income	$151,845	$11,799	$—	$25,240	$188,884
Provision for loan losses(1)	(361)	—	—	(5,862)	(6,223)
Noninterest income (loss)(2)	55,277	9,676	13,150	(3,043)	75,060
Noninterest expense(3)	141,125	17,326	75,757	28,479	262,687
Minority interest in net losses of consolidated affiliates	—	(1,992)	—	(5,697)	(7,689)
Income (loss) before income taxes	66,358	6,141	(62,607)	5,277	15,169
Total average loans	1,506,055	67,033	—	226,934	1,800,022
Total average assets(4)	2,905,758	537,308	102,078	495,379	4,040,523
Total average deposits	2,607,706	513,689	—	156,199	3,277,594
2002
Net interest income	$153,965	$10,636	$—	$30,107	$194,708
Provision for loan losses(1)	5,550	1	—	(1,669)	3,882
Noninterest income (loss)(2)	60,700	2,711	12,111	(7,664)	67,858
Noninterest expense(3)	138,337	13,794	9,668	24,575	186,374
Minority interest in net losses of consolidated affiliates	—	(2,029)	—	(5,738)	(7,767)
Income before income taxes	70,778	1,581	2,443	5,275	80,077
Total average loans	1,513,262	62,530	—	186,504	1,762,296
Total average assets(4)	2,847,229	498,679	164,724	355,610	3,866,242
Total average deposits	2,445,618	460,185	—	157,713	3,063,516

(1)             For operating segment reporting purposes, the Company reports net charge-offs as the provision for loan losses. Thus, the Other segment includes $(6.0) million  and $(1.9) million for the years ended December 31, 2003 and 2002, respectively, which represent the difference between net charge-offs and the provision for loan losses.

(2)             Noninterest income presented in the Merchant Banking segment included warrant income of $7.5 million and $1.7 million for the years ended December 31, 2003 and 2002, respectively.

(3)             Commercial Banking segment included depreciation and amortization of $1.4 million and $1.2 million for the years ended December 31, 2003 and 2002, respectively. Investment banking includes impairment of goodwill charges of $63.0 million for the year ended December 31, 2003.

(4)             Total average assets equals the greater of total average loans or the sum of total average deposits and total average stockholders’ equity for each segment. Certain adjustments are included in the Other segment to reconcile segment assets to total average assets reported on a consolidated basis. Total average assets presented in the Investment Banking segment included goodwill primarily related to the Alliant acquisition of $81.6 million and $98.6 million for the years ended December 31, 2003 and 2002, respectively.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Segment Reporting (Continued)

	Commercial
	Banking	Other	Total
	(Dollars in thousands)
2001
Net interest income	$257,947	$5,038	$262,985
Provision for loan losses(5)	18,149	(1,425)	16,724
Noninterest income (loss)(6)	69,748	1,085	70,833
Noninterest expense(7)	168,977	14,511	183,488
Minority interest in net losses of consolidated affiliates	—	7,546	7,546
Income (loss) before income taxes	140,569	583	141,152
Total assets(8)	3,890,736	281,341	4,172,077

(5)             For operating segment reporting purposes, the Company reports net charge-offs as the provision for loan losses.

(6)             Noninterest income (loss) presented in other column included warrant income of $8.5 million.

(7)             Commercial Bank column included depreciation and amortization of $8.5 million.

(8)             Total assets presented in other column included goodwill, which was primarily related to Alliant Partners of $96.4 million.

15. Common Stock Repurchases

$160.0 million share repurchase program authorized by the board of directors, effective May 7, 2003

On May 7, 2003, the Company’s announced that its board of directors authorized a stock repurchase program of up to $160.0 million. This program became effective immediately and replaced previously announced stock repurchase programs. Under this program, the Company repurchased in aggregate 4.5 million shares of common stock totaling $113.2 million in 2003. On May 20, 2003, the Company purchased 1.3 million shares of common stock for approximately $33.4 million in conjunction with the Company’s convertible note offering. Additionally, during the second quarter of 2003, the Company entered into an accelerated stock repurchase agreement (ASR) for 3.2 million shares at an initial price of $79.9 million. The Company completed its settlement obligations under this ASR agreement in the third quarter of 2003. See below for terms of this ASR, which are substantially the same as ASR agreements entered into in January 2003 and November 2002.

$100.0 million share repurchase program authorized by the board of directors on September 16, 2002

From its inception through its termination on May 7, 2003, the Company repurchased 5.2 million shares of common stock totaling $94.3 million in conjunction with the $100.0 million share repurchase program. Under this program, the Company had repurchased 3.3 million shares of common stock totaling $59.7 million during 2002. A portion of the shares repurchased under this program was completed under an ASR agreement; see below for terms of this agreement.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Common Stock Repurchases (Continued)

$50.0 million share repurchase program authorized by the board of directors on March 21, 2002

During 2002, the Company repurchased 2.3 million shares of common stock totaling $50.2 million in conjunction with this program.

Accelerated Stock Repurchase Agreements

In May 2003, January 2003, and November 2002, the Company entered into accelerated stock repurchase (ASR) agreements to facilitate the repurchase of shares of its common stock. As of December 31, 2003, the Company had completed all of its settlement obligations under these ASRs. The Company repurchased 3.2 million, 1.7 million, and 2.3 million shares of its common stock from the counterparties for $79.9 million, $29.9 million, and $40.0 million under the ASR agreements of May 2003, January 2003, and November 2002, respectively. These agreements had a five-year term. During the term of the agreements, the Company had an obligation to sell shares to the counterparty equal to the number of shares the Company purchased from them at the outset of the agreement. The Company had the option to fulfill its obligation either by buying shares in the open market and selling those shares to the counterparty at forward prices specified in the agreement or by issuing new shares and remitting them to the counterparty in exchange for the forward price. The forward price was based on a formula that began with the price of the initial purchase and was adjusted for fees and commissions and the length of time from the initial purchase to when shares were sold or delivered to the counterparty. The Company had complete discretion as to the timing and number of shares that the Company sold to the counterparty subject to a cumulative minimum of 20% by the end of each year of the agreement.

The Company accounted for the initial payment under the ASRs as a purchase of treasury stock, and the Company subsequently retired those shares. The obligation under the forward contract was not recorded in the Company’s financial statements, but, rather, treated as a contingent obligation. Under the agreements, the number of shares to be issued by the Company, if the Company were required to pay the counterparty and elected to net settle in shares, was capped.

16. Income Taxes

The components of the Company’s provision for income taxes consist of the following:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Current provision:
Federal	$14,279	$17,746	$40,615
State	5,599	7,286	14,341
Deferred expense (benefit):
Federal	(13,160)	4,407	(112)
State	(3,526)	(2,720)	(1,846)
Income tax expense	$3,192	$26,719	$52,998

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Income Taxes (Continued)

Reconciliation between the federal statutory income tax rate and the Company’s effective income tax rate is shown below.

	Years Ended December 31,
	2003	2002	2001
Federal statutory income tax rate	35.0%	35.0%	35.0%
Meals and entertainment	4.4	0.8	0.5
State income taxes, net of the federal tax effect	8.9	3.7	5.8
Tax-exempt interest income	(14.2)	(2.9)	(2.3)
Low-income housing tax credit	(13.4)	(2.7)	(0.9)
Other-net	0.3	(0.5)	(0.6)
Effective income tax rate	21.0%	33.4%	37.5%

Deferred tax assets (liabilities) consist of the following:

	December 31,
	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$26,223	$29,030
Other accruals not currently deductible	6,186	10,707
State income taxes	1,271	1,706
Depreciation and amortization	24,088	23
Investments	3,773	4,856
Deferred tax assets	61,541	46,322
Deferred tax liabilities:
Losses from pass-through entities	(1,645)	(3,403)
Other deferred tax liabilities	(722)	(431)
Net unrealized losses on available-for-sale investment securities	(5,276)	(9,127)
Deferred tax liabilities	(7,643)	(12,961)
Net deferred tax assets	$53,898	$33,361

The Company believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the net deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Comprehensive Income

Components of other comprehensive income (loss) including the related income tax expense or benefit, consist of the following:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains	$3,272	$8,715	$19,853
Related income tax effect	(1,318)	(2,911)	(7,455)
Reclassification adjustment for gains included in net income	(7,528)	(1,662)	(8,523)
Related income tax effect	3,033	555	3,200
Other comprehensive (loss) income	$(2,541)	$4,697	$7,075

18. Employee Benefit Plans

The Company has the following employee benefit plans:

•        Equity Incentive Plans

•        Silicon Valley Bank 401(k) and Employee Stock Ownership Plan

•        Employee Stock Purchase Plan (ESPP)

•        Employee Home Ownership Plan (EHOP)

•        SVB Qualified Investors Fund LLC

Equity Incentive Plans

Each of the Company’s active stock option plans has been approved by its stockholders. The Company’s 1997 Equity Incentive Plan (the “1997 Plan”), provides for the granting of incentive and nonstatutory stock options which entitle directors, employees, and certain other parties to purchase shares of the Company’s common stock at a price not less than 100% and 85% of the fair market value of the common stock on the date the option is granted for incentive and nonstatutory stock options, respectively. Options may vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant. In 2003, the board of directors of the Company approved an amendment to the Plan, which provides that the exercise price of each nonstatutory stock option shall be not less than eighty-five percent (85%) of the fair market value of the stock subject to the option on the date the option is granted and will be in lieu of cash compensation.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Employee Benefit Plans (Continued)

The table below provides stock option information related to the 1989 stock option plan and the 1997 Plan:

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at January 1,	6,234,638	$22.63	5,174,741	$20.80	4,579,574	$17.93
Granted	1,780,162	29.11	2,147,709	24.73	1,460,900	25.95
Exercised	(728,277)	15.56	(562,982)	11.90	(613,609)	8.17
Forfeited	(626,556)	27.13	(524,830)	26.49	(252,124)	29.98
Outstanding at December 31,	6,659,967	$24.58	6,234,638	$22.63	5,174,741	$20.80
Exercisable at December 31,	2,764,034	$21.18	2,184,186	$19.05	1,736,527	$14.85

The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$7.88-15.03	940,700	4.26	$10.73	940,700	$10.73
15.15-19.20	749,958	8.10	16.96	215,500	16.84
19.24-22.50	404,625	8.27	21.63	90,876	21.80
22.97-23.69	697,923	6.30	23.68	496,554	23.69
23.76-24.57	134,500	6.78	24.36	21,376	24.41
24.80-25.17	739,575	4.55	25.15	8,625	24.82
25.29-26.06	917,015	7.54	26.01	435,064	26.03
26.24-31.29	967,321	7.92	30.59	304,013	30.42
31.45-34.84	212,475	6.75	33.12	155,325	33.17
35.26-58.25	895,875	5.10	37.08	96,001	47.94
$7.88-58.25	6,659,967	6.41	$24.58	2,764,034	$21.18

At December 31, 2003, options for 1,110,729 shares were available for future grant under the Company’s 1997 plan. There were no shares available for future grant under the Company’s 1983 and 1989 stock option plans.

The Company’s 1997 Plan provides for the granting of shares of the Company’s common stock to directors, employees, and certain other parties. Shares granted to employees under this plan may be subject to certain vesting requirements and resale restrictions (restricted stock). For restricted stock, unearned compensation equivalent to the market value of the Company’s common stock on the date of grant is charged to stockholders’ equity and amortized into noninterest expense over the vesting term. In 2003, 116,777 shares of restricted stock were issued to employees at a weighted-average fair value of $17.24 per share. In 2002 and 2001, the Company did not issue restricted stock. At December 31, 2003, there were 293,673 shares of restricted stock outstanding, and the vesting of these shares occurs at various periods through the years 2004 and 2005.

The Company recognized $1.1 million, $0.8 million and $1.7 million in employee stock-based compensation costs resulting from the amortization of unearned compensation related to restricted stock,

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Employee Benefit Plans (Continued)

stock options and other miscellaneous employee stock awards during 2003, 2002, and 2001, respectively.

The weighted-average fair values of options granted to employees, directors and certain other parties were $12.08, $10.69 and $14.96 per share in 2003, 2002, and 2001, respectively. Had compensation cost related to both the Company’s stock option awards to employees and directors and to the ESPP been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income, basic earnings per share and diluted earnings per share would have been the pro forma amounts shown in “Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies—Stock-based Compensation.”

The fair value of the stock option grants in 2003, 2002, and 2001 used in determining the pro forma net income and the basic and diluted earnings per share amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2003	2002	2001
Dividend yield	0.0%	0.0%	0.0%
Expected life of options in years	5	5	5
Expected volatility of the company’s underlying common stock	40.5%	45.1%	64.3%
Expected risk-free interest rate	3.3%	3.0%	4.3%

The expected volatility of the Company’s underlying common stock was calculated using a one-year term. The expected risk-free interest rate was calculated using a term commensurate with the expected life of the options.

Compensation expense related to the ESPP in 2003, 2002 and 2001, used in determining the pro forma net income and basic and diluted earnings per share amounts, was equal to the difference between the fair value of the Company’s common stock when issued under the ESPP and the actual price paid by employees to acquire the common stock.

Silicon Valley Bank 401(k) and Employee Stock Ownership Plan

The Silicon Valley Bank 401(k) and Employee Stock Ownership Plan (the “Plan”) is a combined 401(k) tax-deferred savings plan and employee stock ownership plan (ESOP) in which all regular employees of the Company are eligible to participate.

Effective January 1, 2003, employees participating in the 401(k) component of the Plan are allowed to contribute up to 75% of their pre-tax compensation as defined in the plan, up to the maximum amount allowable under federal income tax regulations ($12,000 in 2003.) Effective January 1, 2003, the Company matches dollar-for-dollar, up to 5% of each employee’s contribution to the 401(k) plan, which vests immediately. Prior to January 1, 2003, the Company matched up to $1,000 of an employee’s contributions, per annum, which vested at 20% per year. The Company’s matching 401(k) contributions totaled $3.0 million in 2003, $0.9 million in 2002 and $0.8 million in 2001. The amount of salary deferred is not subject to federal or state income taxes at the time of deferral.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Employee Benefit Plans (Continued)

Effective December 31, 2002, the Company merged the Silicon Valley Bank Money Purchase Pension Plan (the “MPP Plan”) balances into the 401(k) plan, which continue to vest at 20% per year. The Company has not made contributions towards the MPP in 2003 and will not in the future. Prior to December 31, 2002, the MPP Plan guaranteed a quarterly contribution to all individuals who were employed by the Company on the first and last day of a fiscal quarter. The Company contributed cash in an amount equal to 5.0% of an eligible employee’s quarterly base salary, less Internal Revenue Code (IRC) Section 401(k) and Section 125 deferrals. The Company’s contributions to the MPP Plan totaled $3.4 million in 2002 and $2.7 million in 2001.

Discretionary ESOP contributions, based on the Company’s net income, are made by the Company to all eligible individuals employed by the Company on the last day of the fiscal year. The Company may elect to contribute cash, or the Company’s common stock, in an amount not exceeding 10.0% of the employee’s eligible compensation earned in the fiscal year. The ESOP contributions vest in equal annual increments over five years.

The Company’s contributions to the ESOP totaled $3.8 million in 2003, $0.4 million in 2002, and $0 in 2001. At December 31, 2003, the ESOP owned 1,006,089 shares of the Company’s common stock. All shares held by the ESOP are treated as outstanding shares in both the Company’s basic and diluted earnings per share computations. At December 31, 2003, the company had zero shares committed to the ESOP program.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP) under which participating employees may annually contribute up to 10.0% of their gross compensation to purchase shares of the Company’s common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees of the Company are eligible to participate in the ESPP. The ESPP is noncompensatory to the employees and results in no expense to the Company. For the first six-month offering period of 2003, 92,408 shares of the Company’s common stock were issued at $15.86 per share, while 73,233 shares of the Company’s common stock were issued at $20.24 per share for the second six-month offering period of 2003. At December 31, 2003, a total of 1,291,623 shares of the Company’s common stock were reserved for future issuance under the ESPP Plan.

Employee Home Ownership Plan

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

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Employee Benefit Plans (Continued)

The following table includes EHOP loans to all employees:

	Year Ended December 31, 2003	Year Ended December 31, 2002
	(Dollars in thousands)
Balance at January 1,	$8,959	—
Loan proceeds disbursed for EHOP	13,445	$9,406
Loan repayments for EHOP	(6,890)	(447)
Balance at December 31,	$15,514	$8,959

SVB Qualified Investors Fund LLC

In late 2000, the Company formed SVB Qualified Investor Fund LLC, on behalf of certain eligible employees. The fund was initially fully capitalized by equity contributions by employees. The funds principal purpose is to invest in a select number of private equity funds managed primarily by Silicon Valley Bancshares or its affiliates. The fund will continue until December 12, 2013, unless terminated sooner or extended in accordance with the fund operating agreement. The Company incurred fund administration costs of approximately $0.2 million in each of the years 2003, 2002 and 2001.

19. Related Parties

Certain directors and senior employees have loan balances outstanding with the Company at December 31, 2003, 2002, and 2001. These loans have primarily been granted by the Company for the purpose of assisting employee relocations, and typically include terms more favorable than those prevailing at the time for comparable transactions with other borrowers. Additionally, as of December 31, 2003, there were no EHOP loans outstanding to Executive Officers of the Company, who are deemed to be subject to the requirements of Section 16 of the Securities and Exchange Act of 1934. For further information on EHOP loans, see “Item 8. Consolidated Financial Statements and Supplementary Data—Note 18 to the Consolidated Financial Statements—Employee Benefit Plans.”

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance at January 1,	$5,522	$2,348	$2,113
Loan proceeds disbursed for relocation	200	475	350
Loan repayments for relocation	(495)	(755)	(115)
Loan proceeds disbursed for EHOP	1,000	3,500	—
Loan repayments for EHOP	(4,454)	(46)	—
Balance at December 31,	$1,773	$5,522	$2,348

Additionally, certain borrowings described under “Item 8. Consolidated Financial Statements and Supplementary Data—Note 11 to the Consolidated Financial Statements—Short-term Borrowings and Long-term Debt” are due to the selling partners of Alliant, who became employees of the Company.

20. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments

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

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments (Continued)

the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon the Company issuing the commitment. Commitments which are available for funding, due to clients meeting all collateral, compliance and financial covenants required under loan commitment agreements, totaled $1.7 billion and $1.5 billion at December 31, 2003 and 2002, respectively. Out of these available commitments balances, the fixed rate commitments were $167.9 million and $133.1 million at December 31, 2003 and 2002, respectively. The Company’s exposure arising from interest rate risk associated with fixed rate loan commitments is not considered material. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance and financial covenants required under loan commitment agreements, totaled $1.2 billion and $1.0 billion at December 31, 2003 and 2002, respectively. The Company’s potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. The Company uses the same credit approval and monitoring process in extending loan commitments as it does in making loans. The actual liquidity needs or the credit risk that the Company has experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. The Company evaluates each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, bank deposits or business and personal assets. The potential credit risk associated with these commitments is considered in management’s evaluation of the adequacy of the allowance for loan losses.

Commercial and Standby Letters of Credits

Commercial and standby letters of credit represent conditional commitments issued by the Company on behalf of a client to guarantee the performance of the client to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by client and are typically short-term in nature. The Company provides two types of standby letter of credit, performance and financial standby letter of credits. Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment by a client to a third party (beneficiary). Financial standby letters of credit are primarily used to support many types of domestic and international payments. Performance standby letters of credit are issued to guarantee the performance of a client to a third party when certain specified future events have occurred. Performance standby letters of credit are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices. These standby letters of credit have fixed expiration dates and generally require a fee paid by a client at the time the Company issues the commitment. Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period.

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

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments (Continued)

Obligation Under Guarantees

The Company provides guarantees related to financial and performance standby letters of credit.

The table below summarizes the Company’s standby letter of credits at December 31, 2003. The maximum potential amount of future payments represents the amount that could be lost under the standby letter of credits if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires in one year or less	Expires after one year	Total amount outstanding	Maximum amount of future payments
	(dollars in thousands)
Financial standby	$523,700	$52,814	$576,514	$576,514
Performance standby	56,762	1,851	58,613	58,613
Total	$580,462	$54,665	$635,127	$635,127

At December 31, 2003, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $4.9 million. At December 31, 2003, cash collateral available to the Company to reimburse losses under financial and performance standby letters of credits was $265.0 million.

Foreign Exchange Forward Contracts

The Company enters into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. The Company enters into an opposite way foreign exchange forward contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with its clients. These contracts are short-term in nature, typically expiring in less than 90 days. At December 31, 2003 and 2002, the notional amounts of these contracts totaled $95.4 million and $310.8 million, respectively. The maximum credit exposure for counter-party nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $2.5 million at December 31, 2003 and $7.4 million at December 31, 2002. The Company has not experienced nonperformance by a counter-party and therefore has not incurred related losses.  Further, the Company anticipates performance by all counter-parties to such foreign exchange forward contracts.

Foreign Currency Option Contracts

The Company enters into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the clients’ need. The Company enters into an opposite way foreign currency option contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the currency option contracts entered into with its clients. These contracts typically expire in less than one year. At December 31, 2003 and 2002, the notional amounts of these contracts totaled $21.1million and $49.5 million, respectively. At December 31, 2003, and 2002, the Company did not have any credit exposure for counter-party nonperformance for currency option contracts with both clients and correspondent banks. The Company has not experienced nonperformance by a counter-party and therefore has not incurred related losses. Further, the Company anticipates performance by all counter-parties.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments (Continued)

Commitments to Invest in Venture Capital Funds

In the merchant banking business, the Company makes commitments to venture capital fund investments, which in turn make investments in privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the venture capital fund. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle, the overall market conditions, and the nature and type of industry in which the privately-held companies operate. As of December 31, 2003, the Company had remaining unfunded commitments of $31.7 million to wholly-owned venture capital fund investments and $55.7 million to venture capital fund investments through the fund of funds, SVB Strategic Investors Fund, L.P. The Company has committed capital of $13.5 million to SVB Strategic Investors Fund, L.P., representing an ownership interest of 11.1%. As of December 31, 2003, the remaining unfunded commitment to the fund was $8.1 million. In addition, the Company made a capital commitment of $6.0 million to our venture capital fund, Silicon Valley BancVentures, L.P. in which the Company has an ownership interest of 10.7%. The remaining unfunded commitment to the fund was $3.5 million as of December 31, 2003.

21. Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the Company’s consolidated financial statements and related notes.

Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for many of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of the values, and they are often calculated based on current pricing policies, the economic and competitive environment, the characteristics of the financial instruments, expected losses, and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment, and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets, and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Fair Value of Financial Instruments (Continued)

The following describes the methods and assumptions used in estimating the fair values of financial instruments.

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

Investment Securities

For marketable investment securities classified as available-for-sale, fair values are based on quoted market prices provided by a known and reputable pricing service or dealer quotes. The Company records its wholly-owned non-marketable venture capital fund investments and other private equity investments on a cost basis less any identified impairment. For the Company’s venture capital fund, Silicon Valley BancVentures, L.P., and its fund of funds, SVB Strategic Investors Fund, L.P., the Company records the non-marketable venture capital fund investments and other private equity investments at fair value using investment accounting rules. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Significant Accounting Policies—Marketable Equity Securities.”

Loans

The fair value of fixed and variable rate loans is estimated by discounting contractual cash flows using discount rates that reflect the Company’s current pricing for loans and the forward yield curve.

Deposits

The fair value of interest bearing deposits is estimated by discounting the deposit balances using the Company’s cost of borrowing funds in the market and the forward yield curve. The Demand deposits are stated at face value. The deposit portfolio was segregated by core and non-core deposits. In addition, the duration and interest rate sensitivity of the individual deposit accounts was taken into account in determining the fair value.

Short-term Borrowings and Long-term Debt

The fair value of long-term debt is estimated based on quoted market prices for the issues for which there is a market. Otherwise, the fair value of short-term borrowings and long-term debt is calculated by discounting the contractual cash flows using the forward yield curve. The fair value of the Company’s convertible subordinated debt is estimated taking into account the value of its associated convertible note hedge agreement. The hedge agreement limits the Company’s exposure to potential dilution from conversion of the notes.

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount the Company would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Fair Value of Financial Instruments (Continued)

Letters of credit generally expire in 90 days or less, therefore their fair value was estimated at $0 in 2003 and 2002 due to their short-term nature. Commitments to extend credit and letters of credit typically result in loans with a market interest rate when funded.

Limitations

The information presented herein is based on pertinent information available to the Company as of December 31, 2003 and 2002, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year-end and the estimated fair values of these financial instruments may have changed significantly since that point in time.

The estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002 are presented below.

	December 31,
	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$252,521	$252,521	$239,927	$239,927
Federal funds sold and securities purchased under agreement to resell	542,475	542,475	202,662	202,662
Investment securities, at fair value	1,479,383	1,479,383	1,444,231	1,444,231
Non-marketable securities	96,051	90,654	91,463	87,542
Net loans	1,924,729	1,999,037	2,015,580	2,040,290
Financial liabilities:
Noninterest-bearing demand deposits	2,186,352	2,128,426	1,892,125	1,803,673
NOW deposits	20,897	20,060	21,531	18,675
Money market deposits	1,080,559	1,085,354	933,255	905,572
Time deposits	379,068	378,876	589,216	588,897
Short-term borrowings	9,124	9,070	9,127	9,140
Long-term debt	204,286	202,870	17,397	18,164
Off-balance sheet financial assets:
Commitments to extend credit	$6,819	$6,819	$5,878	$5,878

22. Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company and/or the Bank. Based upon information available to the Company, its review of such claims to date and consultation with its legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on the Company’s liquidity, consolidated financial position or results of operations.

23. Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without the prior approval of the Federal Reserve Board and the California Department of Financial Institutions. At December 31, 2003, approximately $2.8 million of the Bank’s retained earnings were available for dividend declaration to the Company without prior regulatory approval.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Regulatory Matters (Continued)

The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material impact on the Company’s and/or the Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s balance sheet items, as well as certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

The following table presents the capital ratios for the Company and the bank, as compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 2003 and 2002:

	Actual Ratio	Actual Amount	Minimum Ratio	Minimum Capital Requirement
	(Dollars in thousands)
As of December 31, 2003:
Total risk-based capital ratio
Company	16.6%	$590,298	8.0%	$284,675
Bank	14.0%	$476,807	8.0%	$273,308
Tier 1 risk-based capital ratio
Company	12.0%	$425,570	4.0%	$142,337
Bank	12.7%	$433,834	4.0%	$136,654
Tier 1 leverage ratio
Company	10.3%	$425,570	4.0%	$164,855
Bank	11.0%	$433,834	4.0%	$158,222
As of December 31, 2002:
Total risk-based capital ratio
Company	16.0%	$555,979	8.0%	$277,383
Bank	13.9%	$463,439	8.0%	$267,554
Tier 1 risk-based capital ratio
Company	14.8%	$512,303	4.0%	$138,691
Bank	12.6%	$421,324	4.0%	$133,777
Tier 1 leverage ratio
Company	13.9%	$512,303	4.0%	$147,764
Bank	11.8%	$421,324	4.0%	$142,365

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Stockholders’ Rights Plan

On October 22, 1998, the Company’s board of directors (the “Board”) approved and adopted a stockholders’ rights plan (the “Rights Plan”) to, among other things, protect the Company’s stockholders from coercive takeover tactics. On November 6, 2003, the Board approved and adopted Amendment No. 1 to the Rights Plan to increase from 10% to 15% the minimum percentage of common shares that any person shall beneficially own to qualify as an “Acquiring Person” for purposes of triggering the stockholders’ rights under the Rights Plan. On January 29, 2004, the Board approved and adopted an amended and restated Rights Plan (the “Amended and Restated Rights Plan”), which supercedes and replaces in entirety the Rights Plan.

The following summary of the Rights and the Amended and Restated Rights Plan is a general description only and is subject to the detailed terms and conditions of the Amended and Restated Rights Plan, a copy of which is attached as Exhibit 4.20 to the Company’s amended and restated registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on February 27, 2004 and incorporated herein by reference. Each capitalized term used but not defined below has the meaning ascribed to such term in the Amended and Restated Rights Plan.

Under the Amended and Restated Rights Plan, each stockholder of record on November 9, 1998 received a dividend of one right (a “Right”) for each outstanding share of common stock of the Company. The Rights are attached to, and presently only traded with, shares of the Company’s common stock and are not currently exercisable. Except as specified below, upon becoming exercisable, each Right will entitle the holder to purchase from the Company 1/1000th of a share of the Company’s Series A Participating Preferred Stock at a price of $100.00 per share.

The Rights will become exercisable and begin to trade separately from shares of the Company’s common stock upon the earlier of: (i) the tenth (10th) business day (or such later date as may be determined by action of the Company’s board of directors) following a public announcement that a person or group has acquired beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock, or (ii) the close of business on the tenth (10th) business day (or such later date as may be determined by action of the Company’s board of directors) following the commencement of, or announcement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of the Company’s common stock.

Unless the Rights are earlier redeemed, in the event that an a person or group becomes the beneficial owner of 15% or more of the outstanding shares of the Company’s common stock, then each Right which has not theretofore been exercised (other than the Rights beneficially owned by the acquiring person, which will thereafter be void) will thereafter entitle the holder to receive, upon exercise, common shares having a value equal to two times the exercise price of the Right.

Similarly, unless the Rights are earlier redeemed, in the event that, after a person or group becomes the beneficial owner of 15% or more of the outstanding shares of the Company’s common stock, (i) the Company is acquired in a merger or other business combination transaction, or (ii) 50% or more of the Company’s consolidated assets or earning power are sold (other than in transactions in the ordinary course of business), then each Right which has not theretofore been exercised (other than the Rights beneficially owned by the acquiring person, which will thereafter be void) will thereafter entitle the holder to receive, upon exercise, shares of common stock of the acquiring company having a value equal to two times the exercise price of the Right.  The Company’s board of directors has the option any time after a person or group becomes a 15% holder of the outstanding shares of the Company’s common stock to exchange all or part of the Rights (other than Rights held by the acquiring person) for shares of common stock of the Company provided that the Company does not make such an exchange after the person becomes the beneficial owner of 50% or more of the Company’s outstanding common stock.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Stockholders’ Rights Plan (Continued)

At any time on or prior to the close of business on the earlier of (i) the fifth day following a public announcement that a person or group has acquired beneficial ownership of 15% or more of the outstanding common shares (or such later date as may be determined by action of the Company’s board of directors and publicly announced by the Company) and (ii) January 31, 2014, the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, subject to adjustment.

25. Parent Company Only Condensed Financial Information

The condensed balance sheets of Silicon Valley Bancshares (parent company only) at December 31, 2003 and 2002, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2003, 2002, and 2001 are presented below. Certain reclassifications have been made to the parent company’s 2002 and 2001 financial information to conform to the 2003 presentations. Such reclassifications had no effect on the results of operations or stockholders’ equity.

Condensed Balance Sheets

	December 31,
	2003	2002
	(Dollars in thousands)
Assets:
Cash and due from banks(1)	$2,224	$6,905
Federal funds sold and securities purchased under agreement to resell	45,000	—
Investment securities	104,773	92,855
Loans(2)	5,178	5,267
Other assets	11,730	11,410
Investment in subsidiaries:
Bank subsidiary	442,354	439,065
Nonbank subsidiaries	71,939	109,941
Total assets	$683,198	$665,443
Short-term borrowings	$9,124	$9,127
Long-term debt(3)	204,286	17,397
Other liabilities	22,783	7,718
Indebtedness to nonbank subsidiary, net of issuance costs(3)	—	40,851
Total liabilities	236,193	75,093
Stockholders’ equity	447,005	590,350
Total liabilities and stockholders’ equity	$683,198	$665,443

(1)             Includes cash on deposit with third-party banks of $0 and $2.0 million at December 31, 2003 and 2002, respectively.

(2)             Includes loans to related parties of $1.3 million and $5.3 million at December 31, 2003 and 2002, respectively.

(3)    At December 31, 2003, includes $150.0 million of zero-coupon, convertible debt, $51.5 million of 7.0% Junior Subordinated Debentures net of issuance costs, and approximately $8.8 million due to the former owners of Alliant Partners. Contrary to prior practice, for periods ending after December 15, 2003, in accordance with the provision of FIN No. 46, the Company has not consolidated a special purpose trust, which was formed for the purpose of issuing 7.0% Trust Preferred Securities. Therefore, as of December 31, 2003, the Company’s Junior Subordinated Debentures of $51.5 million issued to this special purpose trust were classified as long-term debt and are not classified as “indebtedness to nonbank subsidiary.” The parent company guarantees all of the obligations of this special purpose trust.

For periods ending prior to December 15, 2003, in accordance with the accounting rules in effect at that time, the Company consolidated a special purpose trust, SVB Capital I, formed for the purpose of issuing $40.0 million in 8.25% Trust Preferred Securities. Therefore, for periods ending prior to December 15, 2003 the related 8.25% Junior Subordinated Debentures were classified as “indebtedness to nonbank subsidiary.” On December 1, 2003, the Company redeemed the $40.0 million of 8.25% Trust Preferred Securities.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Parent Company Only Condensed Financial Information (Continued)

Condensed Statements of Income

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Interest income	$1,173	$2,523	$4,301
Interest expense	(6,070)	(3,613)	(3,402)
Dividend income from bank subsidiary	51,000	80,000	140,000
Income from the disposition of client warrants	7,528	1,435	8,500
Investment losses	(2,084)	(3,229)	(5,938)
General and administrative expenses	(5,469)	(4,396)	(2,881)
Income tax benefit (expense)	1,762	3,245	(2,030)
Income before net (loss) income of subsidiaries	47,840	75,965	138,550
Equity in net (loss) income of nonbank subsidiaries	(38,712)	55	(198)
Equity in net income (loss) of bank subsidiary	2,849	(22,662)	(50,198)
Net income	$11,977	$53,358	$88,154

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. Parent Company Only Condensed Financial Information (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,977	$53,358	$88,154
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gains on dispositions of client warrants	(7,528)	(1,435)	(8,500)
Net loss on sales of investment securities	2,084	5,176	5,938
Net income of bank subsidiary	(2,849)	22,662	50,198
Net loss (income) of nonbank subsidiaries	38,712	(55)	198
Decrease (increase) in other assets	(320)	(8,842)	16,009
Increase (decrease) in other liabilities	13,196	7,459	(8,345)
Other, net	376	558	(205)
Net cash provided by operating activities	55,648	78,881	143,447
Cash flows from investing activities:
Net decrease (increase) in investment securities	1,427	99,314	(73,918)
Net decrease (increase) in loans	89	(2,919)	(235)
Investment in bank subsidiary	(4,958)	(1,884)	(9,367)
Investment in nonbank subsidiaries	(5)	(103,214)	(1,163)
Net cash used by investing activities	(3,447)	(8,703)	(84,683)
Cash flows from financing activities:
(Decrease) increase in short-term borrowings and long-term debt	(9,333)	26,524	—
Proceeds from issuance of convertible notes and warrants, net of issuance costs and convertible note hedge	123,340	—	—
Proceeds from issuance of 7.0% Junior Subordinated Debentures, net of issuance costs	47,839	—	—
Redemption of 8.25% Junior Subordinated Debentures	(41,237)	—	—
Return of capital from SVB Capital I	1,237
Proceeds from issuance of common stock	14,364	9,769	13,363
Repurchase of common stock	(148,092)	(109,394)	(99,851)
Net cash used by financing activities	(11,882)	(73,101)	(86,488)
Net increase (decrease) in cash	40,319	(2,923)	(27,724)
Cash and cash equivalents at January 1,	6,905	9,828	37,552
Cash and cash equivalents at December 31,	$47,224	$6,905	$9,828

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26. Unaudited Quarterly Financial Data

	2003				2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$50,639	$49,406	$49,751	$52,541	$54,385	$53,711	$52,510	$51,978
Interest expense	2,661	2,706	3,477	4,609	5,383	4,638	4,324	3,531
Net interest income	47,978	46,700	46,274	47,932	49,002	49,073	48,186	48,447
Provision for loan losses	3,384	1,162	(7,449)	(3,320)	3,426	(3,207)	2,630	1,033
Noninterest income	17,446	17,505	21,340	18,769	16,901	18,854	16,263	15,840
Noninterest expense	50,108	67,203	48,804	96,572	43,318	49,018	46,098	47,940
Minority interest	3,479	2,765	7	1,438	1,840	1,397	2,300	2,230
Income (loss) before income tax expense	15,411	(1,395)	26,266	(25,113)	20,999	23,513	18,021	17,544
Income tax expense (benefit)	4,993	(819)	8,837	(9,819)	7,639	8,528	4,925	5,627
Net income (loss)	$10,418	$(576)	$17,429	$(15,294)	$13,360	$14,985	$13,096	$11,917
Earnings (loss) per common share— basic	$0.27	$(0.02)	$0.51	$(0.44)	$0.30	$0.33	$0.30	$0.29
Earnings (loss) per common share—diluted	$0.26	$(0.02)	$0.49	$(0.42)	$0.29	$0.32	$0.29	$0.28

27. Subsequent Event

On January 29, 2004, the Board approved and adopted the Company’s Amended and Restated Bylaws and Amended and Restated Rights Plan. Changes to the Bylaws included increasing the range for the authorized number of directors from 8 to 12 and clarifying certain procedural requirements for stockholders to propose matters to be acted on at an annual or special meeting. Changes to the rights plan included removing certain limitations on the ability of the Company’s board of directors to amend the Amended and Restated Rights Plan; extending the term of the Amended and Restated Rights Plan from October 22, 2008 to January 31, 2014; and updating the exercise price of the Rights from $60 to $100. The foregoing summary of changes implemented by the Amended and Restated Bylaws and the Amended and Restated Rights Plan is a general description only and is subject to the detailed terms and conditions of the Amended and Restated Bylaws and the Amended and Restated Rights Plan. A copy of the Amended and Restated Bylaws is attached as Exhibit 3.3 to this annual report on Form 10-K and is incorporated herein by reference. A copy of the Amended and Restated Rights Plan attached as Exhibit 4.20 to the Company’s amended and restated registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on February 27, 2004 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the sections titled “Proposal No. 1 Election of Directors,” “Information on Executive Officers,” “Board Committees and Meeting Attendance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for Silicon Valley Bancshares’ 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Ethics

The Company has a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. A copy of this Code of Ethics is available on the Company’s website at www.svb.com and is filed as an exhibit to this annual report on Form 10-K. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the sections titled “Information on Executive Officers,” “Report of the Compensation Committee of the Board on Executive Compensation,” “Table 1. Summary Compensation Table,” “Table 2. Option Grants in Last Fiscal Year,” “Table 3. Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values,” “Termination Arrangements,” “Return to Stockholders Performance Graph,” and “Director Compensation” contained in the definitive proxy statement for Silicon Valley Bancshares’ 2004 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for Silicon Valley Bancshares’ 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2003 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column two)
Equity compensation plans approved by shareholders	6,659,967	$24.58	1,110,729
Equity compensation plans not approved by shareholders	n/a	n/a	n/a
TOTAL	6,659,967	$24.58	1,110,729

For additional information concerning our equity compensation plans, refer to “Item 8. Consolidated Financial Statements and Supplementary Data—Note 18 to the Consolidated Financial Statements—Employee Benefit Plans.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the section titled “Certain Relationships and Related Transactions” in the definitive proxy statement for Silicon Valley Bancshares’ Annual Meeting of Stockholders to be held on April 22, 2004 is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for Silicon Valley Bancshares’ 2004 Annual Meeting of Stockholders is incorporated herein by reference.

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

3.

Exhibits are listed in the Index to Exhibits beginning on page 107 of this report. Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the “Index to Exhibits” with an asterisk before the exhibit number.

(b)            Reports on Form 8-K.

1.               On October 16, 2003, Silicon Valley Bancshares furnished to the SEC a Report on Form 8-K in connection with its announcement of financial results for the quarter ended September 30, 2003.

2.               On October 30, 2003, Silicon Valley Bancshares filed with the SEC a Report on Form 8-K, in order to file the final definitive agreements the Company entered into in connection with SVB Capital II’s issuance of 7.0% Trust Preferred Securities. The Company and SVB Capital II originally filed forms of these agreements with the Securities and Exchange Commission as exhibits to their registration statement on Form S-3 on September 30, 2003 and amended registration statement on Form S-3/A on October 21, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silicon Valley Bancshares
By:	/s/ Kenneth P. Wilcox
Kenneth P. Wilcox
President and Chief Executive Officer

Dated: March 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Alex W. Hart	Chairman of the Board of Directors and	March 10, 2004
Alex W. Hart	Director
/s/ Kenneth P. Wilcox	President, Chief Executive Officer and	March 10, 2004
Kenneth P. Wilcox	Director (Principal Executive Officer)
/s/ Marc Verissimo	Chief Financial Officer	March 10, 2004
Marc Verissimo	(Principal Financial Officer)
/s/ Donal D. Delaney	Controller	March 10, 2004
Donal D. Delaney	(Principal Accounting Officer)
/s/ Gary K. Barr	Director	March 10, 2004
Gary K. Barr
/s/ James F. Burns, Jr.	Director	March 10, 2004
James F. Burns, Jr.
/s/ Peter D. Goodson	Director	March 10, 2004
Peter D. Goodson
/s/ G. Felda Hardymon	Director	March 10, 2004
G. Felda Hardymon
/s/ Stephen E. Jackson	Director	March 10, 2004
Stephen E. Jackson
/s/ James R. Porter	Director	March 10, 2004
James R. Porter
/s/ Michaela K. Rodeno	Director	March 10, 2004
Michaela K. Rodeno
/s/ Larry W. Sonsini	Director	March 10, 2004
Larry W. Sonsini

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement between the registrant and Alliant Partners	8-K	000-15637	2.1	October 2, 2001
3.1	Certificate of Incorporation	8-K	000-15637	3.1	April 26, 1999
3.2	Certificate of Amendment to Certificate of Incorporation	10-Q	000-15637	3.1	May 13, 2003
3.3	Amended and Restated Bylaws					X
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.4	February 27, 2004
4.1	Subordinated Indenture, dated as of May 22, 1998, between the Company and Wilmington Trust Company, as trustee	10-Q	000-15637	4.1	August 13, 1998
4.2	Form of Junior Subordinated Debenture	10-Q	000-15637	4.2	August 13, 1998
4.3	Amended and Restated Trust Agreement, dated as of May 22, 1998, among the Company, as depositor, Wilmington Trust Company, as property trustee, Wilmington Trust Company, as administrative trustee and Barbara Kamm, Christopher T. Lutes and David Jacques, as administrative trustees	10-Q	000-15637	4.6	August 13, 1998
4.4	Form of Trust Preferred Certificate of SVB Capital I	10-Q	000-15637	4.6	August 13, 1998
4.5	Guarantee Agreement, dated as of May 22, 1998, between the Company and Wilmington Trust Company	10-Q	000-15637	4.8	August 13, 1998
4.6	Agreement as to Expenses and Liabilities, dated as of May 22, 1998, between the Company and SVB Capital I	10-Q	000-15637	4.9	August 13, 1998
4.7	Form of Common Securities Certificate of SVB Capital I	10-Q	000-15637	4.10	August 13, 1998
4.8	Officer’s Certificate and Company Order, dated as of May 22, 1998	10-Q	000-15637	4.11	August 13, 1998
4.9	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.10	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.11	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.12	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.13	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.14	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein.	8-K	000-15637	4.14	November 19, 2003

4.15	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.16	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.17	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.18	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.19	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.20	Preferred Shares Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Norwest Bank Minnesota, N.A.	8-A/A	000-15637	4.22	February 27, 2004
10.17	Lease Agreement Between Silicon Valley Bancshares and WRC Properties, Inc.; 3003 Tasman Drive, Santa Clara, CA 95054	10-K	000-15637	10.17	March 1994
10.17a	First Amendment dated June 10, 1997 to lease identified in Exhibit 10.17	10-Q	000-15637	10.17(a)	August 13, 1997
*10.28	Amended and Restated Silicon Valley Bancshares 1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.29	Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.29	August 13, 1996
*10.30	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.30	August 13, 1996
*10.31	Amendment and Restatement of Silicon Valley Bank 401(k) and Employee Stock Ownership Plan	10-Q	000-15637	10.31	August 13, 1996
*10.33	Form of Change in Control Severance Benefits Policy for Non-Executives	10-Q	000-15637	10.33	November 13, 1996
*10.39	The 1998 Venture Capital Retention Program, as amended June 18, 1998	10-Q	000-15637	10.39	August 13, 1998
*10.40	Severance Agreement between the Company and John C. Dean related to Garage.com ™ as of August 12, 1998	10-Q	000-15637	10.40	November 13, 1998
*10.41	Severance Agreement between the Company and Harry W. Kellogg related to Garage.com ™ as of August 12, 1998	10-Q	000-15637	10.41	November 13, 1998
*10.44	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000
*10.45	Silicon Valley Bancshares 1998 Equity Incentive Plan, amended as of July 20, 2000	10-Q	000-15637	10.45	November 14, 2000
*10.46	Change in Control Severance Benefits Policy of Silicon Valley Bank	10-Q	000-15637	10.46	November 14, 2000
*10.47	Consulting Agreement between Silicon Valley Bancshares and John C. Dean, effective as of May 1, 2001	10-Q	000-15637	10.47	May 15, 2001
*10.49	Silicon Valley Bancshares 1997 Equity Incentive Plan, as amended as of April 17, 2003	S-8	333-108434	99.1	September 2, 2003

*10.50	Form of Indemnity Agreement between the Company and its directors and officers	10-Q	000-15637	10.50	November 14, 2003
*10.51	Form of Severance Agreement between the Company and Lauren Friedman	10-Q	000-15637	10.51	November 14, 2003
*10.52	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated August 4, 2000					X
*10.53	Bonus Agreement Between Silicon Valley Bank and Marc Verissimo dated September 20, 2000					X
*10.54	Promissory Note Between Silicon Valley Bancshares and Ken Wilcox dated April 4, 2002					X
*10.55	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated April 2, 2002					X
*10.56	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated May 6, 2002					X
*10.57	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated January 16, 2003					X
*10.58	Silicon Valley Bancshares Senior Management Incentive Compensation Plan					X
*10.59	Separation Agreement Between Silicon Valley Bank and Leilani Gayles Dated July 16, 2003					X
14.1	Code of Ethics					X
21.1	Subsidiaries of Silicon Valley Bancshares					X
23.1	Consent of Independent Auditors					X
31.1	Section 302 Certification of Principal Executive Officer					X
31.2	Section 302 Certification of Principal Financial Officer					X
32.1	Section 906 Certifications					X