Form 10-Q
period 2004-03-31
SILICON VALLEY BANCSHARES
filed 2004-05-07
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒  No ☐

At April 30, 2004, 35,318,047 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value)	2004	2003

Assets
Cash and due from banks	$200,966	$252,521
Federal funds sold and securities purchased under agreement to resell	489,453	542,475
Investment securities	1,709,180	1,575,434
Loans, net of unearned income	1,992,707	1,989,229
Allowance for loan losses	(63,300)	(64,500)
Net loans	1,929,407	1,924,729
Premises and equipment	14,316	14,999
Goodwill	37,549	37,549
Accrued interest receivable and other assets	111,384	117,663
Total assets	$4,492,255	$4,465,370

Liabilities, minority interest, and stockholders’ equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,161,633	$2,186,352
NOW	27,521	20,897
Money market	1,150,791	1,080,559
Time	336,348	379,068
Total deposits	3,676,293	3,666,876
Short-term borrowings	9,761	9,124
Other liabilities	71,070	87,335
Long-term debt	202,763	204,286
Total liabilities	3,959,887	3,967,621

Minority interest in capital of consolidated affiliates	55,935	50,744
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,236,779 and 35,028,470 shares outstanding at March 31, 2004 and December 31, 2003, respectively	35	35
Additional paid-in capital	23,586	14,240
Retained earnings	436,144	422,131
Unearned compensation	(925)	(1,232)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	17,593	11,831
Total stockholders’ equity	476,433	447,005
Total liabilities, minority interest, and stockholders’ equity	$4,492,255	$4,465,370

See accompanying notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

 INTERIM CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
(Dollars in thousands, except per share amounts)	2004	2003

Interest income:
Loans	$36,632	$37,836
Investment securities:
Taxable	14,023	10,377
Non-taxable	1,461	1,596
Federal funds sold and securities purchased under agreement to resell	1,444	830
Total interest income	53,560	50,639
Interest expense:
Deposits	2,014	2,451
Other borrowings	726	210
Total interest expense	2,740	2,661
Net interest income	50,820	47,978
Provision for loan losses	17	3,384
Net interest income after provision for loan losses	50,803	44,594
Noninterest income:
Client investment fees	6,268	6,332
Corporate finance fees	4,087	4,144
Letter of credit and foreign exchange income	3,729	3,503
Deposit service charges	3,713	2,876
Income from client warrants	2,908	1,962
Investment gains (losses)	1,322	(4,705)
Credit card fees	777	1,046
Other	2,082	2,288
Total noninterest income	24,886	17,446
Noninterest expense:
Compensation and benefits	34,103	31,690
Net occupancy	4,523	4,402
Professional services	3,339	3,439
Furniture and equipment	2,909	2,194
Business development and travel	1,991	1,616
Correspondent bank fees	1,281	1,040
Data processing services	1,085	1,091
Telephone	782	778
Postage and supplies	772	584
Tax credit fund amortization	620	715
Trust preferred securities distributions	—	281
Other	1,764	2,278
Total noninterest expense	53,169	50,108
Minority interest in net (gains) losses of consolidated affiliates	(481)	3,479
Income before income tax expense	22,039	15,411
Income tax expense	8,029	4,993
Net income	$14,010	$10,418
Earnings per common share - basic	$0.40	$0.27
Earnings per common share - diluted	$0.38	$0.26

See accompanying notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended
(Dollars in thousands)	March 31, 2004	March 31, 2003

Net income	$14,010	$10,418

Other comprehensive income (loss), net of tax:
Change in unrealized gains on available-for-sale investments:
Unrealized holding gains (losses)	8,025	(1,378)
Reclassification adjustment for gains included in net income	(2,263)	(1,326)
Other comprehensive income (loss), net of tax	5,762	(2,704)
Comprehensive income	$19,772	$7,714

See accompanying notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
(Dollars in thousands)	March 31, 2004	March 31, 2003

Cash flows from operating activities:
Net income	$14,010	$10,418
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	17	3,384
Minority interest	481	(3,479)
Depreciation and amortization	1,959	1,973
Net (gains) losses on available-for-sale securities	(1,322)	4,705
Net gains on disposition of client warrants	(2,908)	(1,962)
Changes in other assets and liabilities:
Deferred income tax expense (benefits)	2,201	(1,393)
Increase in income tax receivable	(5,003)	(553)
Decrease in unearned income	367	1,184
(Decrease) increase in accrued retention, warrant, and other incentive plans	(10,869)	2,025
Other, net	3,979	2,163
Net cash provided by operating activities	2,912	18,465
Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	600,446	224,825
Proceeds from sales of investment securities	2,090,295	2,909,648
Purchases of investment securities	(2,811,393)	(2,897,229)
Net (increase) decrease in loans	(7,900)	6,129
Proceeds from recoveries of charged-off loans	2,838	4,820
Purchases of premises and equipment	(1,276)	(310)
Net cash (used) provided by investing activities	(126,990)	247,883
Cash flows from financing activities:
Net increase (decrease) in deposits	9,417	(185,033)
Increase in short-term borrowings	567	—
Capital contributions from minority interest participants	4,710	7,075
Proceeds from issuance of common stock	4,807	553
Repurchases of common stock	—	(32,545)
Net cash provided (used) by financing activities	19,501	(209,950)
Net (decrease) increase in cash and cash equivalents	(104,577)	56,398
Cash and cash equivalents at January 1,	794,996	442,589
Cash and cash equivalents at March 31,	$690,419	$498,987
Supplemental disclosures:
Interest paid	$2,599	$2,743
Income taxes paid	$7,548	$4,748

See accompanying notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Silicon Valley Bancshares and its subsidiaries (the “Company”) offer its clients financial products and services through its five lines of banking and financial services: Commercial Banking, Merchant Banking, Investment Banking, Private Client Services (formerly Private Banking), and Other Business Services. These operating segments are strategic units that offer different services to different clients, and are managed separately because each segment appeals to different markets and, accordingly, require different strategies.  Silicon Valley Bancshares is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California.  The Bank serves more than 9,500 clients across the country, through its 26 regional offices.  The Bank has 12 offices throughout California and operates regional offices across the country, including Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington.  The Bank serves emerging growth and mature companies in the technology and life sciences markets, as well as the premium wine industry.  Merger, acquisition, private placement and corporate partnering services are provided through the Company’s wholly-owned investment banking subsidiary, SVB Alliant, formerly Alliant Partners, whose offices are in Northern California and Boston.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America.  Certain reclassifications have been made to the Company’s 2003 interim consolidated financial statements to conform to the 2004 presentations.  Such reclassifications had no effect on the results of operations or stockholders’ equity.

Descriptions of the Company’s significant accounting policies are included in the Company’s 2003 Annual Report on Form 10-K under “Item 8. Consolidated Financial Statements and Supplementary Data — Note 1 to the Consolidated Financial Statements – Summary of Significant Accounting Policies.”  As of March 31, 2004, there have been no significant changes to these policies, except as included herein.

Basis of Presentation and Preparation

The interim consolidated financial statements include the accounts of Silicon Valley Bancshares and its subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.  For a description of accounting policies related to consolidation, refer to the Company’s 2003 Annual Report on Form 10-K.

The preparation of interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and the results of operations for the reported periods.  Actual results could differ materially from those estimates.  An estimate of possible changes or a range of possible changes cannot be made.  For more information on the Company’s critical accounting policies and estimates, refer to the Company’s 2003 Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company’s consolidated financial position at March 31, 2004, and the interim results of its operations and interim cash flows for the three months ended March 31, 2004 and 2003. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements.  Certain information and footnote disclosures normally presented have been omitted from this report. The results of operations for the three months ended March 31, 2004, may not necessarily be indicative of the Company’s operating results for the full year.  The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options is measured based on the intrinsic value of the stock option.  SFAS No. 123 as amended by SFAS No. 148 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.  The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

Had compensation cost related to both the Company’s stock option awards to employees and directors and to the Employee Stock Purchase Plan been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income, basic earnings per share, and diluted earnings per share would have been the pro-forma amounts below:

		For the three months ended
		March 31,
(Dollars in thousands, except per share amounts)		2004	2003

Net income, as reported		$14,010	$10,418
Add:	Stock-based compensation expense included in reported net income, net of tax	132	138
Less:	Total stock-based employee compensation expense determined under fair value based method, net of tax	(4,280)	(3,712)
Net income, pro-forma		$9,862	$6,844

Earnings per common share—basic:
As reported		$0.40	$0.27
Pro-forma		0.28	0.18
Earnings per common share—diluted:
As reported		0.38	0.26
Pro-forma		0.28	0.18

Refer to the Company’s 2003 Annual Report on Form 10-K under “Item 8. Consolidated Financial Statements and Supplementary Data — Note 18 to the Consolidated Financial Statements – Employee Benefit Plans” for assumptions used in calculating the pro-forma amounts above.

2.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2004 and 2003:

	For the three months ended
	March 31,
	Net		Per Share
(Dollars and shares in thousands, except per share amounts)	Income	Shares	Amount

2004:
Basic EPS:
Income available to common stockholders	$14,010	34,881	$0.40
Effect of dilutive securities:
Stock options and restricted stock	—	1,841	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$14,010	36,722	$0.38

2003:
Basic EPS:
Income available to common stockholders	$10,418	39,092	$0.27
Effect of dilutive securities:
Stock options and restricted stock	—	691	—
Diluted EPS:
Income available to common stockholders plus assumed conversions	$10,418	39,783	$0.26

3.  Investment Securities

The detailed composition of the Company’s available-for-sale and non-marketable investment securities is presented as follows:

	March 31,	December 31,
(Dollars in thousands)	2004	2003

Available-for-sale securities, at fair value	$1,607,180	$1,479,383
Non-marketable securities at cost:
Venture capital fund investments (1)	59,396	55,345
Other private equity investments (2)	16,166	13,679
Tax credit funds	15,931	16,551
Federal Reserve Bank stock	7,468	7,467
Federal Home Loan Bank stock	3,039	3,009
Total non-marketable securities	102,000	96,051
Total investment securities	$1,709,180	$1,575,434

(1)   Non-marketable venture capital fund investments included $33.1 million and $30.1 million related to SVB Strategic Investors Fund, L.P., at March 31, 2004, and December 31, 2003, respectively.  The Company has a controlling ownership interest of 11.1% in the fund.   Excluding the minority interest owned portion of SVB Strategic Investors Fund, L.P., the Company has non-marketable venture capital fund investments of $30.0 million and $28.5 million as of March 31, 2004 and December 31, 2003, respectively.

(2)   Non-marketable other private equity investments included $13.5 million and $10.0 million related to Silicon Valley BancVentures, L.P., at March 31, 2004, and December 31, 2003, respectively.  The Company has a controlling ownership interest of 10.7% in the fund.  Excluding the minority interest owned portion of Silicon Valley BancVentures, L.P., the Company has non-marketable other private equity investments of $4.1 million and $4.7 million as of March 31, 2004, and December 31, 2003, respectively.

The following tables present the carrying value of the Company’s non-marketable venture capital and other private equity investments at and for the three months ended March 31, 2004.  For the carrying value of the Company’s non-marketable venture capital and other private equity investments at and for the year ended December 31, 2003, please refer to “Item 8. Consolidated Financial Statements and Supplementary Data — Note 6 to the Consolidated Financial Statements – Investment Securities” in the Company’s 2003 Annual Report on Form 10-K.

	(As consolidated)
	Venture Capital Funds		Other Private Equity
	Wholly- owned	SVB Strategic Investors Fund, L.P. (1)	Wholly- owned	Silicon Valley BancVentures, L.P. (1)	Total
	(Dollars in thousands)

Commitments by investors to managed funds	—	$121,800	$—	$56,100	$177,900
Commitments to investments	$84,133	101,763	15,946	21,426	223,268
Commitments yet to be funded	41,676	52,430	—	—	94,106
Carrying value	26,331	33,065	2,617	13,549	75,562
Net investment (losses) gains	(577)	529	(8)	145	89

	(The Company’s ownership interest)
	Venture Capital Funds		Other Private Equity
	Wholly- owned	SVB Strategic Investors Fund, L.P. (1)	Wholly- owned	Silicon Valley BancVentures, L.P. (1)	Total
	(Dollars in thousands)

Commitments to investments	$84,133	$13,500	$15,946	$6,000	$119,579
Commitments yet to be funded	41,676	7,560	—	3,180	52,416
Carrying value	26,331	3,665	2,617	1,449	34,062
Net investment (losses) gains	(577)	59	(8)	15	(511)
Management fee revenue	—	249	—	271	520

(1)   Funds managed by affiliates of Silicon Valley Bancshares.

4.  Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $12.6 million and $12.3 million, at March 31, 2004, and December 31, 2003, respectively, is presented in the following table:

	March 31,	December 31,
(Dollars in thousands)	2004	2003

Commercial	$1,685,762	$1,703,986

Vineyard development	60,359	50,118
Commercial real estate	11,578	12,204
Total real estate construction	71,937	62,322

Real estate term — consumer	16,524	19,213
Real estate term — commercial	14,370	12,902
Total real estate term	30,894	32,115
Consumer and other	204,114	190,806
Total loans, net of unearned income	$1,992,707	$1,989,229

The activity in the allowance for loan losses for the three months ended March 31, 2004 and 2003 was as follows:

	Three months ended March 31,
(Dollars in thousands)	2004	2003

Beginning balance	$64,500	$70,500
Provision for loan losses	17	3,384
Loans charged off	(4,055)	(8,704)
Recoveries	2,838	4,820
Ending balance	$63,300	$70,000

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $14.0 million and $19.1 million at March 31, 2004, and March 31, 2003, respectively.  Allocations of the allowance for loan losses specific to impaired loans totaled $4.7 million at March 31, 2004, and $6.0 million at March 31, 2003.  Average impaired loans for the first quarter of 2004 and 2003 totaled $14.4 million and $17.6 million, respectively.

5.  Goodwill

The Company’s total goodwill balance was $37.5 million at March 31, 2004 and December 31, 2003.  Substantially all of the Company’s goodwill pertains to the acquisition of SVB Alliant (formerly Alliant Partners) and a minor portion relates to the acquisition of Woodside Asset Management, Inc.

During 2003, the Company conducted its annual valuation analyses of these reporting units in accordance with SFAS No. 142, primarily based on forecasted discounted cash flow analyses. The valuation analysis of Woodside Asset Management, Inc. reporting unit indicated no impairment.

However, SVB Alliant’s results of operations in 2003 were substantially below forecasted performance. Therefore, as required by SFAS No.142 in measuring the goodwill impairment amount, the Company made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill). The valuation analyses performed on this reporting unit, as of June 30, 2003, and again as of December 31, 2003, indicated impairment of goodwill of $17.0 million and $46.0 million, respectively. The Company expensed these amounts as impairment charges to continuing operations during the second and fourth quarters of 2003, respectively.  For a description of the Company’s accounting policies relating to goodwill, refer to the 2003 Annual Report on Form 10-K, under “Item 8. Consolidated Financial Statements and Supplementary Data — Note 1 to the Consolidated Financial Statements – Summary of Significant Accounting Policies.”

6.  Short-term Borrowings and Long-term Debt

The following table represents the outstanding short-term borrowings and long-term debt at March 31, 2004 and December 31, 2003:

		March 31,	December 31,
(Dollars in thousands)	Maturity	2004	2003

Short-term borrowings:
Short-term note payable (1)	September 28, 2004	$9,194	$9,124
Other	May 11, 2004	567	—
Total short-term borrowings		$9,761	$9,124

Long-term debt:
Long-term note payable (1)	September 28, 2005	$8,908	$8,837
Convertible subordinated notes	June 15, 2008	146,032	145,797
Junior subordinated debentures	October 30, 2033	47,823	49,652
Total long-term debt		$202,763	$204,286

(1)       Relates to the acquisition of SVB Alliant, formerly Alliant Partners, and are payable to the former owners, who were employed by the Company.  These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.  Refer to Note 2 (Business Combinations) to the Consolidated Financial Statements in the Company’s 2003 Annual Report on Form 10-K.

On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds, which have not yet been reached. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of the Company’s common stock. The Company filed a shelf registration statement with respect to the resale of the notes and the common stock issuable upon the conversion of the notes with the SEC on August 14, 2003. The fair value of the convertible subordinated notes at March 31, 2004 was $168.1 million, based on quoted market prices. The Company intends to repay the principal of the notes in cash.

Concurrent with the issuance of the convertible notes, the Company entered into convertible note hedge and warrant transactions with respect to its common stock, with the objective of limiting its exposure to potential dilution from conversion of the notes. The terms and conditions of the convertible note hedge are disclosed in  “Part I. Financial Information—Item 1. Notes to the Interim Consolidated Financial Statements—Note 7 to the Interim Consolidated Financial Statements—Derivative Financial Instruments.”  The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in Emerging Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Under the warrant agreement, Credit Suisse First Boston LLC may purchase up to approximately 4.4 million shares of the Company’s common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008.

The Company currently has available federal funds and lines of credit facilities totaling $140.0 million, which were unused at March 31, 2004.

7.0% Junior Subordinated Debentures

On October 30, 2003, the Company issued $51.5 million in 7.0% Junior Subordinated Debentures to a newly formed special-purpose trust, SVB Capital II.  Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the Junior Subordinated Debentures. The Junior Subordinated Debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent that there are any earlier redemptions of any debentures by the Company. The Company may redeem the debentures prior to maturity in whole or in part, at its option, at any time on or after October 30, 2008. In addition, the Company may redeem the debentures, in whole but not in part, prior to October 30, 2008 upon the occurrence of certain events. Issuance costs of $2.2 million related to the Junior Subordinated Debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033.  On October 30, 2003, the Company entered into an interest rate swap with a notional amount of $50.0 million, which hedges against the risk of changes in fair values associated with the Company’s Junior Subordinated Debentures. This derivative agreement provided a $0.6 million decrease in interest expense for the first quarter of 2004. For further information, see “Part I. Financial Information—Item 1. Notes to the Interim Consolidated Financial Statements—Note 7 to the Interim Consolidated Financial Statements—Derivative Financial Instruments.”

The fair value of the 7.0% Junior Subordinated Debentures was estimated to be $51.8 million as of March 31, 2004.

7.  Derivative Financial Instruments

Derivative instruments that the Company uses as a part of its interest rate risk management may include interest rate swaps, caps and floors and forward contracts. On October 30, 2003, the Company entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair value associated with the Company’s Junior Subordinated Debentures.

The terms of this interest rate hedge agreement provide for a swap of the Company’s 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. Because the swap meets the criteria for the “short cut” treatment under SFAS No. 133, the benefit or expense is recorded in the period incurred. This derivative agreement provided a benefit of $0.6 million in the first quarter of 2004. The swap agreement mirrors the terms of the Junior Subordinated Debentures and therefore is callable by the counterparty anytime after October 30, 2008. The Company assumes no ineffectiveness as the swap agreement meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the swap are offset by changes in the fair value of the Junior Subordinated Debentures, and no net gain or loss is recognized in earnings. Changes in the fair value of the derivative agreement and the Junior Subordinated Debentures are primarily dependent on changes in market interest rates. The derivative instrument had a fair value of ($1.5) million, which was recorded in other liabilities at March 31, 2004.

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

For the Company’s Foreign Exchange Contracts and Foreign Currency Option Contracts, see the Company’s 2003 Annual Report on Form 10-K.

8.  Operating Segments

The Company is organized into five lines of banking and financial services for management reporting: Commercial Banking, Merchant Banking, Investment Banking, Private Client Services (formerly Private Banking), and Other Business Services. These operating segments are strategic units that offer different services to different clients. They are managed separately because each segment appeals to different markets and, accordingly, requires different strategies. The results of operating segments are based on the Company’s management reporting process, which assigns assets, liabilities, income, and expenses to the aforementioned operating segments. This process is dynamic and there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. Changes in the management structure and/or the allocation process have resulted, and may in the future result in, changes in the Company’s allocation methodology as this process is under constant refinement. In the event of such changes, results for prior periods have been, and may be, restated for comparability, and to reflect changes in the Company’s allocation methodology.

As of March 31, 2004, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments are: Commercial Banking, which is the principal operating segment of the Company, Merchant Banking, Investment Banking, and the remaining segments.

Commercial Banking provides lending services, which include traditional term loans, commercial finance lending, and structured finance lending. The segment’s cash management services unit provides deposit services, collection services, disbursement services, electronic funds transfers, and online banking through SVBeConnect. Commercial Banking’s International services unit provides trade services, foreign exchange services, export trade finance, and international cash management. Investment and advisory services are provided through Silicon Valley Bank’s broker-dealer subsidiary, SVB Securities, which includes mutual funds, fixed income securities, and investment reporting and monitoring.  Also under the Commercial Bank is SVB Asset Management, one of the Bank’s registered investment advisor subsidiaries, which actively manages client investment portfolios.

Merchant Banking makes private equity and venture capital fund investments, international alliances and manages two limited partnerships: a venture capital fund and a fund of funds. Merchant Banking also provides the lending, deposit, cash management, international, and investment banking services to venture capital firms and other private equity firms.

Investment Banking provides merger and acquisition, private placement, and corporate partnering services through the Company’s broker-dealer subsidiary, SVB Alliant, formerly Alliant Partners.

Other segments include Private Client Services and Other Business Services. Private Client Services provides a wide array of loan, personal asset management, mortgage services, and trust and estate planning tailored for high-net-worth individuals. It also provides investment advisory services to these clients through the Company’s subsidiary, Woodside Asset Management, Inc. The Other Business Services unit provides Web-based business services and professional services. Other segments also include necessary adjustments to reconcile segment data to the interim consolidated financial statements.

The Company’s primary source of revenue is from net interest income. Thus, the Company’s segments are reported below using net interest income. The Company also evaluates performance based on noninterest income and noninterest expense, which are presented as measures of segment profit and loss. The Company does not allocate income taxes to its segments.

	Commercial	Merchant	Investment
	Banking	Banking	Banking	Other	Total
	(Dollars in thousands)

First quarter of 2004
Net interest income	$38,083	$2,567	$—	$10,170	$50,820
Provision for loan losses (1)	1,218	4	—	(1,205)	17
Noninterest income (2)	15,727	3,834	4,087	1,238	24,886
Noninterest expense (3)	36,754	4,754	4,121	7,540	53,169
Minority interest	—	471	—	(952)	(481)
Income (loss) before income taxes	15,838	2,114	(34)	4,121	22,039

Average loans	1,522,342	64,260	—	220,490	1,807,092
Average assets (4)	3,383,622	540,830	65,555	431,638	4,421,645
Average deposits	3,003,583	504,043	—	112,563	3,620,189

First quarter of 2003
Net interest income	$38,749	$3,220	$—	$6,009	$47,978
Provision for loan losses (1)	3,886	—	—	(502)	3,384
Noninterest income (loss) (2)	14,244	1,488	4,144	(2,430)	17,446
Noninterest expense (3)	35,760	4,258	2,967	7,123	50,108
Minority interest	—	570	—	2,909	3,479
Income (loss) before income taxes	13,347	1,020	1,177	(133)	15,411

Average loans	1,531,256	89,131	—	236,108	1,856,495
Average assets (4)	2,890,577	522,340	106,864	374,780	3,894,561
Average deposits	2,529,146	487,419	—	143,129	3,159,694

(1)   For segment reporting purposes, the Company reports net charge-offs as the provision for loan losses.  Thus, the Other segment includes $(1.2) million and $(0.5) million for the three-month periods ended March 31, 2004 and 2003, respectively, which represent the difference between net charge-offs and the provision for loan losses.

(2)   Noninterest income presented in the Merchant Banking segment includes warrant income of $2.9 million and $2.0 million, for the three months ended March 31, 2004 and 2003, respectively.

(3)   Commercial Banking segment includes direct depreciation and amortization expense of $0.3 million for the three months ended March 31, 2004 and 2003.  Due to the complexity of the Company’s cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments (totaling approximately $1.7 million for the three months ended March 31, 2004 and 2003.)

 (4)  Average assets equals the greater of average loans or the sum of average deposits and average stockholders’ equity for each segment.  Certain adjustments are included in the Other segment to reconcile segment assets to total average assets reported on a consolidated basis.  Average assets presented in the Investment Banking segment included goodwill primarily related to the SVB Alliant acquisition of $35.6 million and $98.6 million at March 31, 2004 and 2003, respectively.

9.  Common Stock Repurchase

$160.0 million share repurchase program authorized by the board of directors, effective May 7, 2003

On May 7, 2003, the Company announced that its board of directors authorized a stock repurchase program of up to $160.0 million. This program became effective immediately and replaced previously announced stock repurchase programs.  The Company did not repurchase any shares under this program in the first quarter of 2004.  Under this program, the Company repurchased in aggregate 4.5 million shares of common stock totaling $113.2 million in 2003.

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

The table below summarizes the Company’s standby letter of credits at March 31, 2004.  The maximum potential amount of future payments represents the amount that could be lost under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires in one	Expires after	Total amount	Maximum amount of
	year or less	one year	outstanding	future payments
	(dollars in thousands)

Financial standby	$487,506	$56,892	$544,398	$544,398
Performance standby	3,843	2,653	6,496	6,496
Total	$491,349	$59,545	$550,894	$550,894

At March 31, 2004 and 2003, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.7 million and $0, respectively.  At March 31, 2004, cash collateral available to the Company to reimburse losses under financial and performance standby letters of credits was $236.6 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout the following management discussion and analysis when we refer to “Silicon Valley Bancshares,” or “we” or similar words, we intend to include Silicon Valley Bancshares and all of its subsidiaries collectively, including Silicon Valley Bank.  When we refer to “Bancshares,” we are referring only to Silicon Valley Bancshares.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and notes as presented in Part I - Item 1 of this report and in conjunction with our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC).  Certain reclassifications have been made to prior years’ results to conform with 2004 presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Executive Overview

For over 20 years, we have been dedicated to helping entrepreneurs succeed, specifically focusing on industries where we have deep knowledge and relationships. Our focus remains on the technology, life science, private equity, and premium wine niches. We continue to diversify our services to support our clients throughout their life cycles, regardless of their age or size. We offer a range of financial services that generate three distinct sources of income.

In part, our income is generated from interest rate differentials. The difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, accounts for the major portion of our earnings. Our deposits are largely obtained from clients within our technology, life science, and premium winery industry sectors, and, to a lesser extent, from individuals served by our private client services group. We do not obtain deposits from conventional retail sources and have no brokered deposits. As part of negotiated credit facilities, we frequently obtain rights to acquire stock in the form of warrants in certain client companies.

Fee-based services also generate income for our business. We market our full range of financial services to clients and private equity firms including venture capitalists. In addition to our commercial banking and private client services, we offer fee-based merger and acquisition services, private placements, and investment and advisory services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

In addition, we seek to obtain equity returns through investments in direct private equity and venture capital fund investments. We also manage two limited partnerships: a venture capital fund and a fund that invests in venture capital funds.

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis, including those related to the marketable and non-marketable equity securities, allowance for loan losses, and goodwill. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the accounting policies relating to marketable and non-marketable equity securities, allowance for loan losses, and goodwill are the most critical to our financial statements because their application places the most significant demands on management’s judgments. Additional information about these critical accounting polices may be found in the our 2003 Annual Report on Form 10-K under “Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”  As of March 31, 2004, there have been no material changes to these policies.

Results of Operations

Earnings Summary

We reported net income of $14.0 million, or $0.38 per diluted common share, for the first quarter of 2004, compared with net income of $10.4 million, or $0.26 per diluted common share, for the first quarter of 2003.  The annualized return on average assets (ROA) was 1.3% in the first quarter of 2004 compared with 1.1% in the first quarter of 2003.  The annualized return on average equity (ROE) for the first quarter of 2004 was 12.1%, compared with 7.3% in the first quarter of 2003.

The increase in net income for the three months ended March 31, 2004, compared to the three months ended March 31, 2003, was due to a combination of the following factors: (1) an increase of noninterest income, (2) a decrease in the provision for loan losses, and (3) increased net interest income, primarily due to an increase in interest-earning assets.  These improvements were partially offset by an increase in noninterest expense and income tax expense.  The major components of net income and changes in these components are summarized in the following table, and are discussed in more detail below.

	For the three months ended		%
	March 31,		Increase/
(Dollars in thousands)	2004	2003	(Decrease)

Net interest income	$50,820	$47,978	5.9%
Provision for loan losses	17	3,384	(99.5)
Noninterest income	24,886	17,446	42.6
Noninterest expense	53,169	50,108	6.1
Minority interest in net (gains) losses of consolidated affiliates	(481)	3,479	(113.8)
Income before income taxes	22,039	15,411	43.0
Income tax expense	8,029	4,993	60.8
Net income	$14,010	$10,418	34.5%

Net Interest Income and Margin

Net interest income is defined as the difference between interest earned (primarily on loans, investment securities, federal funds sold and securities purchased under agreement to resell), and interest paid on funding sources (such as deposits and borrowings).  Net interest income is our principal source of revenue.  Net interest margin is defined as the amount of annualized net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets.  The average yield earned on interest-earning assets is the amount of annualized taxable-equivalent interest income expressed as a percentage of average interest-earning assets.  The average rate paid on funding sources is defined as annualized interest expense as a percentage of average interest-earning assets.

The following table sets forth average assets, liabilities, minority interest, stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2004 and 2003, respectively.

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended March 31,
	2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Federal funds sold and securities purchased under agreement to resell (1)	$541,819	$1,444	1.1%	$248,384	$830	1.4%
Investment securities:
Taxable	1,515,957	14,023	3.7	1,233,457	10,377	3.4
Non-taxable (2)	144,413	2,247	6.3	144,727	2,455	6.9
Loans:
Commercial	1,514,123	33,303	8.9	1,547,717	34,241	9.0
Real estate construction and term	96,310	1,236	5.2	100,879	1,437	5.8
Consumer and other	196,659	2,093	4.3	207,899	2,158	4.2
Total loans (3)	1,807,092	36,632	8.2	1,856,495	37,836	8.3
Total interest-earning assets	4,009,281	54,346	5.5	3,483,063	51,498	6.0

Cash and due from banks	212,335			185,405
Allowance for loan losses	(66,103)			(73,094)
Goodwill	37,551			100,571
Other assets	228,581			198,616
Total assets	$4,421,645			$3,894,561

Funding sources:
Interest-bearing liabilities:
NOW deposits	$23,475	25	0.4	$22,214	25	0.5
Regular money market deposits	427,993	537	0.5	306,882	456	0.6
Bonus money market deposits	704,511	891	0.5	609,104	903	0.6
Time deposits	370,177	560	0.6	558,558	1,067	0.8
Short-term borrowings	9,375	70	3.0	9,153	69	3.1
Long-term debt (4)	204,067	657	1.3	17,451	141	3.3
Total interest-bearing liabilities	1,739,598	2,740	0.6	1,523,362	2,661	0.7
Portion of noninterest-bearing funding sources	2,269,683			1,959,701
Total funding sources	4,009,281	2,740	0.3	3,483,063	2,661	0.3

Noninterest-bearing funding sources:
Demand deposits	2,094,033			1,662,936
Other liabilities	77,239			57,767
Trust preferred securities (4)	—			38,701
Minority interest	46,968			36,516
Stockholders’ equity	463,807			575,279
Portion used to fund interest-earning assets	(2,269,683)			(1,959,701)
Total liabilities, minority interest and stockholders’ equity	$4,421,645			$3,894,561

Net interest income and margin (4)		$51,606	5.2%		$48,837	5.7%

Total deposits	$3,620,189			$3,159,694

(1)	Includes average interest-bearing deposits in other financial institutions of $4,536 and $1,311 for the three months ended March 31, 2004 and 2003, respectively.
(2)

Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2004 and 2003.  The tax equivalent adjustments were $786 and $859 for the three months ended March 31, 2004 and 2003, respectively.

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

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.”  Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.”  The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities.  The table also reflects the amount of simultaneous change attributable to both volumes and rates for the periods indicated.  For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.  Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35% in 2004 and 2003.

	2004 Compared to 2003
	Three months ended March 31,
	Increase (decrease)
	due to change in
(Dollars in thousands)	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell	$819	$(205)	$614
Investment securities	2,609	829	3,438
Loans	(797)	(407)	(1,204)
Increase in interest income	2,631	217	2,848

Interest expense:
NOW deposits	1	(1)	—
Regular money market deposits	163	(82)	81
Bonus money market deposits	135	(147)	(12)
Time deposits	(310)	(197)	(507)
Short-term borrowings	2	(1)	1
Long-term debt	697	(181)	516
Increase (decrease) in interest expense	688	(609)	79
Increase in net interest income	$1,943	$826	$2,769

Quarter ended March 31, 2004 compared to Quarter ended March 31, 2003

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $51.6 million for the quarter ended March 31, 2004, an increase of $2.8 million or 5.7% from the comparable 2003 period.  The increase in net interest income was the result of a $2.8 million increase in interest income, offset slightly by a small increase in interest expense.

Interest Income - Net Increase in Interest-Earning Assets

The $2.8 million increase in interest income for the first quarter of 2004, as compared to the first quarter of 2003, was primarily the result of a $2.6 million favorable volume variance.  The favorable volume variance resulted from a $526.2 million, or 15.1%, increase in average interest-earning assets.  Increases in certain sources of funding, largely deposits, were the main contributors to the increase in average interest-earning assets, which was primarily centered in highly liquid federal funds sold and securities purchased under agreements to resell, and taxable investment securities, which collectively increased $575.9 million.

Average federal funds sold and securities purchased under agreement to resell in the first quarter of 2004 increased, resulting in a $0.8 million favorable volume variance.  The increase was mainly due to the aforementioned growth in funding sources, mainly deposits.  However, the favorable volume variance was partially offset by an unfavorable rate variance of $0.2 million, as average yields decreased from 1.4% in the first quarter of 2003 to 1.1% in the first quarter of 2004.

We also experienced an increase in average investment securities, resulting in a $2.6 million favorable volume variance.  Collectively, average investments increased by $282.2 million, and in particular, relatively higher-yielding mortgage-backed securities increased by $381.8 million.

The $0.8 million favorable volume variance associated with federal funds sold and securities under agreement to resell and $2.6 million favorable volume variance associated with investment securities was partially offset by a $0.8 million unfavorable volume variance for loans.  The unfavorable volume variance of $0.8 million was caused by a decrease in average loans by $49.4 million, concentrated in commercial loans.  The decrease in commercial loans reflects the Company’s decision to refine its strategic focus on the technology, life sciences, and premium winery industry sectors by exiting the real estate, religious lending, and media niches in late 2002.  However, our strategy is to grow average loans modestly throughout 2004, as our corporate technology efforts continue to develop.

Interest Income - Declining Market Interest Rates and Shift in Investment Portfolio Mix

The average yield on taxable investment securities in the first quarter 2004 increased 30 basis points to 3.7% from 3.4% in the prior year first quarter, causing a $0.8 million favorable rate variance associated with our investment securities.  This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher yielding securities.

We incurred a $0.4 million unfavorable rate variance associated with our loan portfolio, and a $0.2 million unfavorable rate variance associated with federal funds sold and securities under agreement to resell.  This was largely due to a decline in the weighted-average prime rate of 25 basis points from 4.3% in the first quarter of 2003 to 4.0% in the first quarter of 2004.  This decrease in prime rate reduced yields on floating rate loans, which represented approximately 82.4% of our total loan portfolio as of March 31, 2004.

The yield on average interest-earning assets declined 50 basis points in the first quarter of 2004 from the first quarter of 2003.  The decrease in yield on interest-earning assets was primarily caused by the drop in the weighted average prime rate and a decrease in short-term market rates, which resulted in decreased yields on loans and federal funds sold and securities purchased under agreement to resell.  Many elements of our interest-earning assets are extremely interest rate sensitive, thus we expect that any future increase in market interest rates will be incremental to our earnings.

Interest Expense

Total interest expense in the first quarter of 2004 increased only slightly from the first quarter of 2003, despite a $216.2 million, or 14.2% increase in our interest-bearing liabilities.  The unfavorable volume variance of $0.7 million was due in large part to FASB Interpretation No. 46 and SFAS No. 150-mandated classification of our 7.0% Junior Subordinated Debentures (and formerly, our Trust Preferred Securities) as interest-bearing liabilities beginning in the second quarter of 2003.  In the fourth quarter of 2003, we entered into an interest rate swap agreement to swap our 7.0% fixed payment on the Debentures for a variable rate based on LIBOR plus a spread.  The swap provided a $0.6 million benefit in the first quarter of 2004.  Additionally, in the second quarter of 2003, we issued $150 million of zero-coupon, zero-yield, convertible subordinated notes, with a maturity date of June 15, 2008.  See “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 6 to the Consolidated Financial Statements — Short-term Borrowings and Long-term Debt,” for further discussion of the convertible subordinated notes.  Although no interest is paid on the convertible notes, the amortization of convertible debt issuance costs is reflected as interest expense.

Time deposits decreased by $188.4 million from the first quarter of 2003 to the first quarter of 2004, causing a $0.3 million favorable volume variance.  Our clients may use time deposits as collateral for letters of credit issued by Silicon Valley Bank on their behalf, to certain third parties such as real estate lessors.  We believe time deposits have decreased partly because of a softer real estate market, which generally reduces the frequency of these types of arrangements.  Moreover, due to general improvement in the economic environment, borrowings secured by time deposits have decreased.

We experienced a favorable rate variance of $0.6 million due to decreased market interest rates.  The favorable rate variance primarily resulted from reductions in the average rates paid on our time deposit product and bonus money market deposit products.

Provision For Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

We recorded a negligible provision for loan losses in the first quarter of 2004, resulting in a decrease of $3.4 million from the first quarter of 2003.  We experienced $1.2 million of net charge-offs in the first quarter of 2004, due in part to recovery of a portion of a non-technology niche loan, which was charged off in 1999.  This compares to net charge-offs of $3.9 million in the first quarter of 2003.  See “Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the three months ended March 31, 2004 and 2003, and the percent changes from the 2003 period to the 2004 period:

	For the three months ended		%
	March 31		Increase/
(Dollars in thousands)	2004	2003	(Decrease)

Client investment fees	$6,268	$6,332	(1.0)%
Corporate finance fees	4,087	4,144	(1.4)
Letter of credit and foreign exchange income	3,729	3,503	6.5
Deposit service charges	3,713	2,876	29.1
Income from client warrants	2,908	1,962	48.2
Investment gains (losses)	1,322	(4,705)	(128.1)
Credit card fees	777	1,046	(25.7)
Other	2,082	2,288	(9.0)
Total noninterest income	$24,886	$17,446	42.6%

Client investment fees decreased slightly for the three months ended March 31, 2004 over the comparable prior year period.  We offer private label investments, sweep products, and asset management services to clients on which we earn fees on clients’ average balances, ranging from 12 to 61 basis points for the first quarter of 2004.  Client funds invested in private label investment, sweep products, and assets under management totaled $10.0 billion at March 31, 2004, including $6.7 billion in mutual fund products and $1.1 billion in assets under management.  This compares to $8.1 billion in client funds invested in private label investment and sweep products for the first quarter of 2003, including $6.2 billion in mutual fund products.  In the first quarter of 2003, we did not have any assets under management.  Total invested client funds have increased between the periods, however, the decrease in client investment fees was due to a shift in client investment mix.  The sustained low interest rate environment has caused lower priced investment products to become a more attractive investment strategy for many of our clients.

Deposit service charges increased for the three months ended March 31, 2004 over the respective prior year period.  As we have expanded and enhanced our suite of fee-based financial (depository) services and client usage has increased, overall service fees have increased quarter-over-quarter.  Additionally, clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments that we recognize as deposit service charges income.  Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate.  Clients received lower earnings credits in the three months ended March 31, 2004 compared to the respective prior year period due to lower market interest rates.  As such, our clients had fewer credits to offset deposit service charges.  Thus, we earned higher recognizable deposit service changes.

Primarily due to an increase in client initial public offering and merger and acquisition activity, income from client warrants increased for the three months ended March 31, 2004 over the respective prior year period.  We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities.  The receipt of warrants does not change the loan pricing, covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming.  The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained.  The timing and amount of income from the disposition of client warrants typically depends on factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment.  We therefore cannot predict the timing and amount of warrant related income with any degree of accuracy and it is likely to vary materially from period to period.

We recognized investment gains for the three months ended March 31, 2004, an improvement from the investment losses recognized for the same period in 2003.  Securities gains in the first quarter of 2004 were primarily due to sales of fixed income securities in the normal course of investment portfolio management.  Excluding the impact of minority interest, the net write-downs of our equity securities was $0.5 million for the first quarter of 2004, compared to $1.7 million in the first quarter of 2003.  We expect continued volatility in the performance of our equity portfolio.

Noninterest Expense

Noninterest expense in the first quarter of 2004 was $53.2 million, an increase of $3.1 million from the $50.1 million incurred in the 2003 first quarter.  The following table presents the detail of noninterest expense, as well as the percent change in noninterest expense for the current year period compared to the prior year period:

	For the three months ended		%
	March 31,		Increase/
(Dollars in thousands)	2004	2003	(Decrease)

Compensation and benefits	$34,103	$31,690	7.6%
Net occupancy	4,523	4,402	2.7
Professional services	3,339	3,439	(2.9)
Furniture and equipment	2,909	2,194	32.6
Business development and travel	1,991	1,616	23.2
Correspondent bank fees	1,281	1,040	23.2
Data processing services	1,085	1,091	(0.5)
Telephone	782	778	0.5
Postage and supplies	772	584	32.2
Tax credit funds amortization	620	715	(13.3)
Trust preferred securities distributions	—	281	(100.0)
Other	1,764	2,278	(22.6)
Total noninterest expense	$53,169	$50,108	6.1%

Compensation and benefits expenses increased for the three months ended March 31, 2004 from the three months ended March 31, 2003, partially due to increased incentive compensation expense.  Full-time equivalent (FTE) personnel were 969 at March 31, 2004, down slightly from 985 FTE personnel at March 31, 2003.

Furniture and equipment expenses increased for the three months ended March 31, 2004 over the comparable prior year period, primarily due to new business initiatives and the expansion of certain regional offices.

Business development and travel increased for the three months ended March 31, 2004 over the comparable prior year period, due in part to increased travel expenses as we continue efforts to expand our business globally.

Correspondent bank fees increased for the three months ended March 31, 2004 over the comparable prior year period.  Many of our correspondent banks provide earnings credits to offset the bank fees we incur when using their services.  Earnings credits are generally calculated using average daily deposit balances, less a reserve requirement and a short-term market interest rate.  We received lower earnings credits in the first quarter of 2004 as compared with the first quarter of 2003, due to lower market interest rates.  As a result, we had fewer earnings credits to offset bank fees we incurred.  Thus, we incurred higher recognizable bank fees in the first quarter of 2004 as compared with the first quarter of 2003.  Also, our management made the decision to lower the average balances with correspondent banks because our investment alternatives yielded a higher return than our earnings credit rate.

In the latter half of 2003, trust preferred securities distribution expense was reclassified from noninterest expense to interest expense, pursuant to adoption of SFAS No. 150 and Fin No. 46.  Thus, first quarter 2004 noninterest expense does not reflect trust preferred securities distribution expense.  For the three months ended March 31, 2003, the 8.25% Trust Preferred Securities distribution expense was not reclassified.  The 8.25% Trust Preferred Securities, with an aggregate par value of $40.0 million, paid a fixed rate quarterly distribution of 8.25% and had a maximum maturity of 30 years.  The 8.25% Trust Preferred Securities were redeemed effective December 1, 2003.  On June 3, 2002, we entered into a derivative agreement with a notional amount of $40.0 million.  The swap was terminated effective June 23, 2003.  The agreement hedged against the risk of changes in fair value associated with our $40.0 million, fixed rate, 8.25% Trust Preferred Securities.  The terms of the agreement provide for quarterly receipt of 8.25% fixed-rate and payment of London Inter-Bank Offer Rate (LIBOR) plus a spread, based on the $40.0 million notional amount.

Other noninterest expense decreased primarily due to non-recurring miscellaneous charges incurred in the first quarter of 2003 that were not present in the first quarter of 2004.

Minority Interest in Net (Gains) Losses of Consolidated Affiliates

Investment gains or losses related to our managed funds, SVB Strategic Investors Fund, L.P. and Silicon Valley BancVentures, L.P., are included in noninterest income.  Minority interest primarily represents net investment gains or losses and management fees attributable to the minority interest holders in these managed funds.

The minority interest share of net (gains) and losses, primarily relating to our managed funds, totaled $(0.5) million and $3.5 million for the three months ended March 31, 2004 and 2003, respectively.  This decrease in minority interest losses was mainly due to gains on investment securities held by these limited partnerships.

Income Taxes

We realized tax expense of $8.0 million in the first quarter of 2004.  Our effective tax rate was 36.4% for the first quarter of 2004, compared with 32.4% for the first quarter of 2003.  The increase in our effective tax rate was primarily due to our higher overall earnings, and the exclusion of real estate investment trust (REIT) tax benefits.  The first quarter of 2003 benefited from an increase in items giving rise to permanent tax differences, and also includes $0.5 million in REIT tax benefits, discussed below, which were subsequently reversed in the fourth quarter of 2003.

In the third quarter of 2002, we implemented a REIT to serve as a future-funding vehicle. In 2002 we obtained $0.8 million in tax benefits from the REIT structure. In 2003, we did not take REIT tax benefits of $1.7 million in response to a California Franchise Tax Board (FTB) announcement on December 31, 2003, which related to new tax shelter regulations.  We will not reflect REIT tax benefits in our future financial statements until this matter has been resolved with the FTB.  Based on information provided by our financial advisors, we believe that our position with regard to the REIT has merit and we plan to pursue our tax claims and defend our use of this entity.

Operating Segment Results

The commercial bank’s first quarter of 2004 pretax income of $15.8 million represents a $2.5 million increase compared to $13.3 million for the same quarter in 2003, primarily caused by a decline in net charge-offs of $2.7 million, and an increase of $1.5 million in non-interest income, partially offset by a $1.0 million increase in noninterest expense.  The increase in non-interest income was primarily related to deposit service charges, while the increase in noninterest expense was primarily related to compensation expense.  Our segment reporting includes net charge-offs in lieu of provision expense to determine segment financial performance.

The commercial bank, and the merchant bank to a lesser extent, experienced an increase in average assets and average deposits when comparing the first quarter of 2004 with the first quarter of 2003.  The growth in deposits was due to various market factors, as well as the company’s initiatives to serve clients at all stages of growth.  Increases in certain sources of funding, such as deposits and long-term debt, were the main contributors to the increase in average assets.

The merchant bank’s first quarter of 2004 pretax income increased  $1.1 million from the first quarter of 2003 to $2.1 million. The merchant bank experienced an increase in noninterest income of $2.3 million primarily related to increased warrant income.

The investment bank’s pretax income decreased by $1.2 million from the first quarter of 2003 to the first quarter of 2004. Investment banking revenues remained relatively unchanged, while expenses increased $1.2 million over the first quarter of 2003, due in part to higher compensation expense.  The investment bank experienced a decrease in average assets from the first quarter of 2003 to the first quarter of 2004, primarily due to a decrease in goodwill relating to SVB Alliant.

The Other segment includes the private client services group and all other activities not allocated to clients.  Our segment reporting is based on client data and is under continuous refinement.  As a result, the ‘Other’ segment will be subject to large amounts of variability from period to period as our management reporting and cost allocation process evolves. Pretax profit for the first quarter of 2004 increased from the prior period, primarily due to increases in net interest income due to an increase in the overall yield on the investment portfolio.

Financial Condition

Total assets at March 31, 2004, were relatively unchanged at $4.5 billion, from December 31, 2003.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled $489.5 million at March 31, 2004, a decrease of $53.0 million, or 9.8%, compared to the $542.5 million outstanding at December 31, 2003.  Generally, we shifted funds into longer-term investment securities.  Our plan is to continue the trend of managing federal funds sold and overnight repurchase agreements at appropriate levels.

Investment Securities

Investment securities totaled $1.7 billion at March 31, 2004, an increase of $133.7 million, or 8.5% from December 31, 2003.  The increase in securities was centered in mortgage-backed securities and asset-backed securities, which collectively increased $143.4 million.

Based on March 31, 2004 market valuations, we had potential pre-tax warrant gains totaling $4.6 million related to 27 companies.  We are restricted from exercising many of these warrants until later in 2004.  As of March 31, 2004, we directly held 1,845 warrants in 1,334 companies, and had made investments in 263 venture capital funds, and direct equity investments in 19 companies, many of which are private.  Additionally, we have made investments in 20 venture capital funds through our fund of funds, SVB Strategic Investors Fund, L.P., and made direct equity investments in 25 companies through our venture capital fund, Silicon Valley BancVentures, L.P.  Refer to our Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” for our accounting policies related to investment securities.

Loans

Loans, net of unearned income, at March 31, 2004, totaled $2.0 billion, up slightly from December 31, 2003.  Our strategy is to grow loan balances modestly throughout 2004, as our later stage corporate technology efforts continue to develop.

Credit Quality and the Allowance for Loan Losses

For a description of the accounting policies related to the allowance for loan losses, see our 2003 Annual Report on Form 10-K, under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

We incurred $4.1 million and $2.8 million in gross loan charge-offs and recoveries, respectively, during the three months ended March 31, 2004.  Gross charge-offs for the first quarter 2004 included 3 commercial credits totaling $2.5 million.  We experienced gross recoveries of $2.8 million for the first quarter 2004, $1.1 million of which was due to the recovery of a portion of a non-technology niche loan, which was originally charged off in 1999.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses.  For the periods presented, nonperforming loans equaled nonperforming assets.

	March 31,	December 31,
(Dollars in thousands)	2004	2003
Nonperforming assets:
Nonaccrual loans	$13,968	$12,350
Total nonperforming assets	$13,968	$12,350

Nonperforming loans as a percentage of total gross loans	0.7%	0.6%
Nonperforming assets as a percentage of total assets	0.3%	0.3%

Allowance for loan losses:	$63,300	$64,500
As a percentage of total gross loans	3.2%	3.2%
As a percentage of nonperforming loans	453.2%	522.3%

We continued our recent trend of good credit quality, with non-performing loans at $14.0 million, or 0.7 percent of total gross loans, at March 31, 2004.

In addition to the loans disclosed in the foregoing analysis, we have identified three loans totaling $5.2 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming.  We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Liabilities

Other liabilities at March 31, 2004 decreased from December 31, 2003, due to decreases in taxes payable and accrued expenses.  Specifically, accruals relating to incentive compensation and our employee stock ownership program decreased.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon Valley Bancshares and Silicon Valley Bank are in compliance with all regulatory capital guidelines.  Our primary sources of new capital include the issuance of common stock, as well as retained earnings.

We did not repurchase any common stock in the first quarter of 2004.  See “Part 1. Financial Information — Item 1. Notes to the Interim Consolidated Financial Statements — Note 9 to the Consolidated Financial Statements — Common Stock Repurchase,” for amounts of common stock repurchased in 2003.

Stockholders’ equity totaled $476.4 million at March 31, 2004, an increase of $29.4 million, or 6.6%, from the $447.0 million balance at December 31, 2003.  This increase was primarily due to our earnings and the exercise of employee stock options, and an increase in net unrealized gains on available-for-sale investments.  We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of March 31, 2004.

Over time, funds generated through retained earnings are a significant source of capital and liquidity, and are currently expected to continue to be so in the future.  Our management engages in a periodic capital planning process in an effort to make effective use of the capital available to us.  The capital plan considers capital needs for the foreseeable future and allocates capital to both existing business activities and expected future business activities.  Expected future activities for which capital is set aside include potential product expansions and acquisitions of new business lines.  Once capital is allocated to both existing and future business needs, management determines if any excess capital is available and recommends to the board of directors appropriate steps to utilize the excess capital.  In the future, excess capital may be used for common share repurchases or to pay dividends.  However, as of March 31, 2004, there are no plans for payment of dividends.

Both Silicon Valley Bancshares and Silicon Valley Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks.  The ratio is determined using Tier 1 capital divided by quarterly average total assets.  The guidelines require a minimum of 5.0% for a well capitalized depository institution.  For further information on risk-based capital and leverage ratios as defined by the Federal Reserve Board, see our 2003 Annual Report on Form 10-K, under “Item 1. Business—Supervision and Regulation—Regulatory Capital.”

Both Silicon Valley Bancshares’ and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of March 31, 2004, and December 31, 2003.  Capital ratios for Silicon Valley Bancshares are set forth below:

	March 31,	December 31,
	2004	2003
Silicon Valley Bancshares:
Total risk-based capital ratio	17.6%	16.6%
Tier 1 risk-based capital ratio	13.0%	12.0%
Tier 1 leverage ratio	10.8%	10.3%

The increase in the Total and Tier 1 risk-based capital ratios from December 31, 2003 to March 31, 2004 was primarily attributable to an increase in Tier 1 capital from increases to additional paid in capital and retained earnings.  This positive impact to the Tier 1 leverage ratio was partially offset by an increase in quarterly average assets.

Liquidity

An important objective of asset/liability management is to manage liquidity.  The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand, to meet depositors’ needs, and to service other liabilities as they become due without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities.  Our Asset/Liability Committee provides oversight to the liquidity management process and recommends policy guidelines, subject to our board of directors’ approval, and courses of action to address our actual and projected liquidity needs.

The ability to attract a stable, low-cost deposit base is our primary source of liquidity.  We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity.  In the third quarter of 2002, we became a member of the Federal Home Loan Bank of San Francisco, thereby adding to our liquidity channels.  Other sources of liquidity available to us include federal funds purchased, reverse repurchase agreements, and other short-term borrowing arrangements.  Our liquidity requirements can also be met through the use of our portfolio of liquid assets.  Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of six months, and anticipated near-term cash flows from investments.

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%.  At March 31, 2004, the Bank’s ratio of liquid assets to total deposits was 50.8%.  This ratio is well in excess of our minimum policy guidelines and was higher than the ratio of 48.6% as of December 31, 2003.  In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities.  As of March 31, 2004, we were in compliance with all of these policy measures.

In analyzing our liquidity during for the three months ended March 31, 2004, reference is made to our consolidated statement of cash flows for the three months ended March 31, 2004; see “Item 1. Interim Consolidated Financial Statements.” The statement of cash flows includes separate categories for operating, investing, and financing activities. Operating activities included net income of $14.0 million for the quarter, which was adjusted for certain non-cash items including the provision for loan losses, depreciation, deferred tax assets, and an assortment of other miscellaneous items resulting in positive cash generated from operations.  Investing activities consisted of transactions in investment securities resulting in a net cash outflow of $120.7 million and the net change in total loans, which resulted in a net cash outflow of $7.9 million during the first quarter of 2004. The net cash outflow related to loans relate to loan originations offset by principal collections. The net cash outflow from securities transactions were the net result of purchases of investment securities, offset by securities maturities and sales.  Financing activities reflected cash inflows of $19.5 million primarily resulting from a slight increase in deposits, issuances of common stock, and capital contributions from minority interest holders.  In the first quarter of 2004, we did not repurchase any common stock.  In total, the transactions noted above resulted in a net cash outflow of $104.6 million for the three months ended March 31, 2004 and total cash and cash equivalents, as defined in our consolidated statement of cash flows, of $690.4 million at March 31, 2004.

On a stand-alone basis, Bancshares’ primary liquidity channels include dividends from Silicon Valley Bank, its investment portfolio assets, and its ability to raise debt and capital.  The ability of Silicon Valley Bank to pay dividends is subject to certain regulations described in “Item 1. Business—Supervision and Regulation—Restriction on Dividends” of our 2003 Annual Report on Form 10-K.

Forward-Looking Statements

This discussion and analysis contained forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Our senior management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media, and others.  Forward-looking statements are statements that are not historical facts.  Broadly speaking, forward-looking statements include, without limitation:

•      Projections of our revenues, income, earnings per share, cash flows, balance sheet, capital expenditures, capital structure or other financial items

•      Descriptions of strategic initiatives, plans or objectives of our management for future operations, including pending acquisitions

•      Forecasts of future economic performance

•      Descriptions of assumptions underlying or relating to any of the foregoing

In this report, we make forward-looking statements discussing our management’s expectations about:

•       Average loan balances

•       Sensitivity of our interest-earning assets to interest rates, and impact to earnings from an increase in interest rates

•       Realization, timing and performance of investments in equity securities

•       Merit of our position with regard to the tax benefits provided by our real estate investment trust

•      Management of federal funds sold and overnight repurchase agreements at appropriate levels

•      Development of our later-stage corporate technology lending efforts

•      Growth in loan balances

•      Credit quality of our loan portfolio

•      Levels of nonperforming loans

•      Liquidity provided by funds generated through retained earnings

•      Activities for which capital will be required

•      Ability to meet our liquidity requirements through our portfolio of liquid assets

•      Ability to expand on opportunities to increase our liquidity

•      Use of excess capital

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the subsection below “Factors that May Affect Future Results.”  We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis.  All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements included in this filing are made only as of the date of this filing.  We do not intend, and undertake no obligation, to update these forward-looking statements.

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

Our strategy has focused on providing banking products and services to emerging growth and middle-market companies receiving financial support from sophisticated investors, including venture capitalists, “angels,” and corporate investors. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive a second or third round of equity infusion from investors. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, having an adverse effect on our business, profitability and growth prospects.

Among the factors that have and could in the future affect the amount of capital available to startup and emerging growth companies are the receptivity of the capital markets to initial public offerings or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments, and general economic conditions in the technology and life sciences industries. Reduced capital markets valuations could reduce the amount of capital available to startup and emerging growth companies, including companies within our technology and life science industry sectors.

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

In the event that we change our method of accounting for stock compensation expense, our cash flows and results of operations, as well as our ability to retain certain key employees, could be adversely affected.

We account for our employee stock options in accordance with Accounting Principles Board Opinion No. 25 and related interpretations, which provide that any compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options.  As a result, when options are priced at the fair market value of the underlying stock on the date of grant, as is our practice, we incur no compensation expense.  However, the Financial Accounting Standards Board has proposed in its exposure draft entitled “Proposed Statement of Financial Accounting Standards” new accounting requirements that, if adopted, would cause us to record compensation expense for all employee stock option grants.  Any such expense, although it would not affect our cash flows, could have a material impact on our results of operations.  Accordingly, if such accounting requirements are adopted, we may implement alternative employee compensation structures including, for example, the reduced use of equity compensation and increased employee cash compensation.  We continue to evaluate different approaches in employee compensation.  Any such changes in approach could adversely affect our cash flows and results of operations, and our ability to retain certain key employees.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

Silicon Valley Bancshares, Silicon Valley Bank, and their subsidiaries are extensively regulated under federal and state law. These regulations are intended primarily for the protection of depositors, other clients, and the deposit insurance fund—not for the benefit of stockholders or security holders. Federal and state laws and regulations limit or otherwise affect the activities in which Silicon Valley Bancshares, Silicon Valley Bank, and their subsidiaries may engage. A change in the applicable statutes, regulations, or regulatory policy may have a material effect on our business and that of our subsidiaries. In addition, Silicon Valley Bancshares, Silicon Valley Bank and their subsidiaries are required to maintain certain minimum levels of capital. Federal and state banking regulators possess broad powers to take supervisory action, as they deem appropriate, with respect to Silicon Valley Bancshares and Silicon Valley Bank. SVB Alliant (formerly Alliant Partners) and SVB Securities, both broker-dealer subsidiaries, are regulated by the SEC and the National Association of Securities Dealers, Inc. (NASD). Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. Supervisory actions can result in higher capital requirements, higher insurance premiums, and limitations on the activities of Silicon Valley Bancshares, Silicon Valley Bank or their subsidiaries. These supervisory actions could have a material adverse effect on our business and profitability.

Warrant, venture capital fund, and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity markets, which is uncertain.

We have historically obtained rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities. We may not be able to realize gains from warrants in future periods, or our realized gains may be materially less than the current level of unrealized gains disclosed in this filing. We also have made investments in venture capital funds as well as direct equity investments in companies. The timing and amount of income, if any, from the disposition of client warrants, venture capital funds and direct equity investments typically depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for initial public offerings, fluctuations in the market prices of the underlying common stock of these companies, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. In addition, our investments in venture capital funds and direct equity investments have lost value and could continue to lose value or become worthless, which would reduce our net income or could cause a net loss in any period. All of these factors are difficult to predict, particularly in the current economic environment. Additionally, it is likely that additional investments within our existing portfolio will become impaired. However, we are not in a position to know at the present time which specific investments, if any, are likely to be impaired or the extent or timing of individual impairments. Therefore, we cannot predict future investment gains or losses with any degree of accuracy, and any gains or losses are likely to vary materially from period to period.

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

If conditions worsen in the domestic or global economy, especially in the technology sector, our business, growth and profitability are likely to be materially adversely affected. Many of our technology clients would be harmed by a worsening of the global or U.S. economic slowdown. Our clients may be particularly sensitive to disruptions in the growth of the technology sector of the U.S. economy. In addition, a substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California could harm the businesses of a disproportionate number of our clients. To the extent that our clients’ underlying businesses are harmed, they are more likely to default on their loans.

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

Business interruptions due to natural disasters and other events beyond our control can adversely affect our business.

Our operations can be subject to natural disasters and other events beyond our control, such as earthquakes, fires, power failures, telecommunication loss, terrorist attacks, and acts of war.  Our corporate headquarters and a portion of our critical business offices are located in California, near major earthquake faults.  Such events of disaster, whether natural or manmade, could cause severe destruction or interruption to our operations and as a result, our business could suffer serious harm.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

A key objective of asset/liability management is to manage interest rate risk associated with changing asset and liability cash flows and market interest rate movements.  Interest rate risk occurs when interest rate sensitive assets and liabilities do not re-price simultaneously both in timing and volume.  Our Asset/Liability Committee provides oversight to our interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by our board of directors.  Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate.

We manage interest rate risk principally through strategies involving our investment securities portfolio.  Our policies permit the use of off-balance-sheet derivative instruments in managing interest rate risk.

Our monitoring activities related to managing interest rate risk include both interest rate sensitivity gap analysis and the use of a simulation model.  While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time.  Accordingly, we combine the use of gap analysis with use of a simulation model that provides a dynamic assessment of interest rate sensitivity.  For further information see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2003 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2003.  As of March 31, 2004, there have been no significant changes to the interest rate risk information contained in the Company’s 2003 Annual Report on Form 10-K and the Company’s policies in managing interest rate risk.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item at March 31, 2004, or at the date of this report.

ITEM  2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)        Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1, 2004 – January 31, 2004	—	—	—	$46,800,000
February 1, 2004 – February 29, 2004	—	—	—	46,800,000
March 1, 2004 – March 31, 2004	—	—	—	46,800,000
Total	—	—	—	$46,800,000

(1)   On May 7, 2003, the Company announced that its board of directors authorized a stock repurchase program of up to $160.0 million, with no specified expiration date.  This program became effective immediately and replaced previously announced stock repurchase programs.  Stock repurchases under this program may be made from time to time.  The Company did not repurchase any shares under this program during the first quarter of 2004.  Under this program, the Company repurchased in aggregate 4.5 million shares of common stock totaling $113.2 million in 2003. The approximate dollar value of shares that may still be repurchased under this program totaled $46.8 million as of March 31, 2004.

ITEM  3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 - OTHER INFORMATION

None.

ITEM  6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits:

See Index to Exhibits on page 39 hereof.  Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the “Index to Exhibits” with an asterisk before the exhibit number.

(b)       Reports on Form 8-K:

1.     On January 29, 2004, Silicon Valley Bancshares furnished to the SEC a Current Report on Form 8-K in connection with its announcement of preliminary financial results for the quarter ended December 31, 2003.

2.     On February 5, 2004, Silicon Valley Bancshares filed with the SEC a Current Report on Form 8-K in connection with the Registrant’s announcement that James L. Kochman, president and CEO of the Registrant’s investment banking subsidiary, SVB Alliant, formerly Alliant Partners, will step down as head of SVB Alliant, effective as of the date of the announcement, February 4, 2004.

3.     On February 17, 2004, Silicon Valley Bancshares furnished to the SEC a Current Report on Form 8-K in connection with its announcement of final financial results for the quarter ended December 31, 2003.

4.     On March 22, 2004, Silicon Valley Bancshares filed with the SEC a Current Report on Form 8-K to announce the hiring of Jack F. Jenkins-Stark as its new Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON VALLEY BANCSHARES

Date: May 7, 2004	/s/ Donal D. Delaney
Donal D. Delaney
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001
3.1	Certificate of Incorporation	8-K	000-15637	3.1	April 26, 1999
3.2	Certificate of Amendment to Certificate of Incorporation	10-Q	000-15637	3.1	May 13, 2003
3.3	Amended and Restated Bylaws	10-K	000-15637	3.3	March 11, 2004
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.4	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein.	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
10.1	Lease Agreement Between Silicon Valley Bancshares and WRC Properties, Inc.; 3003 Tasman Drive, Santa Clara, CA 95054	10-K	000-15637	10.17	March 1994
10.2	First Amendment dated June 10, 1997 to lease identified in Exhibit 10.1	10-Q	000-15637	10.17(a)	August 13, 1997
*10.3	Amended and Restated Silicon Valley Bancshares 1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.4	Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.29	August 13, 1996
*10.5	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.30	August 13, 1996

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
*10.6	Amendment and Restatement of Silicon Valley Bank 401(k) and Employee Stock Ownership Plan	10-Q	000-15637	10.31	August 13, 1996
*10.7	Form of Change in Control Severance Benefits Policy for Non-Executives	10-Q	000-15637	10.33	November 13, 1996
*10.8	The 1998 Venture Capital Retention Program, as amended June 18, 1998	10-Q	000-15637	10.39	August 13, 1998
*10.9	Severance Agreement between the Company and John C. Dean related to Garage.com ™ as of August 12, 1998	10-Q	000-15637	10.40	November 13, 1998
*10.10	Severance Agreement between the Company and Harry W. Kellogg related to Garage.com ™ as of August 12, 1998	10-Q	000-15637	10.41	November 13, 1998
*10.11	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000
*10.12	Silicon Valley Bancshares 1998 Equity Incentive Plan, amended as of July 20, 2000	10-Q	000-15637	10.45	November 14, 2000
*10.13	Change in Control Severance Benefits Policy of Silicon Valley Bank	10-Q	000-15637	10.46	November 14, 2000
*10.14	Consulting Agreement between Silicon Valley Bancshares and John C. Dean, effective as of May 1, 2001	10-Q	000-15637	10.47	May 15, 2001
*10.15	Silicon Valley Bancshares 1997 Equity Incentive Plan, as amended as of April 17, 2003	S-8	333-108434	99.1	September 2, 2003
*10.16	Form of Indemnity Agreement between the Company and its directors and officers	10-Q	000-15637	10.50	November 14, 2003
*10.17	Form of Severance Agreement between the Company and Lauren Friedman	10-Q	000-15637	10.51	November 14, 2003
*10.18	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated August 4, 2000	10-K	000-15637	10.52	March 11, 2004
*10.19	Bonus Agreement Between Silicon Valley Bank and Marc Verissimo dated September 20, 2000	10-K	000-15637	10.53	March 11, 2004
*10.20	Promissory Note Between Silicon Valley Bancshares and Ken Wilcox dated April 4, 2002	10-K	000-15637	10.54	March 11, 2004
*10.21	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated April 2, 2002	10-K	000-15637	10.55	March 11, 2004
*10.22	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated May 6, 2002	10-K	000-15637	10.56	March 11, 2004
*10.23	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated January 16, 2003	10-K	000-15637	10.57	March 11, 2004
*10.24	Silicon Valley Bancshares Senior Management Incentive Compensation Plan	10-K	000-15637	10.58	March 11, 2004
*10.25	Separation Agreement Between Silicon Valley Bank and Leilani Gayles dated July 16, 2003	10-K	000-15637	10.59	March 11, 2004
*10.26	Offer Letter to Jack Jenkins-Stark dated February 20, 2004					☒
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer					☒
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer					☒
32.1	Section 1350 Certifications					☒

*Denotes management contract or any compensatory plan, contract or arrangement.