Form 10-Q
period 2004-06-30
SILICON VALLEY BANCSHARES
filed 2004-08-09
CIK 719739

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to .

Commission File Number: 000-15637

SILICON VALLEY BANCSHARES
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1962278 (I.R.S. Employer Identification No.)
3003 Tasman Drive, Santa Clara, California (Address of principal executive offices)	95054-1191 (Zip Code)

(408) 654-7400
Registrant's telephone number, including area code:

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

        At July 31, 2004, 35,643,672 shares of the registrant's common stock ($0.001 par value) were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1—INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$213,530	$252,521
Federal funds sold and securities purchased under agreement to resell	331,104	542,475
Investment securities	2,087,995	1,575,434
Loans, net of unearned income	2,114,435	1,989,229
Allowance for loan losses	(61,900)	(64,500)

Net loans	2,052,535	1,924,729
Premises and equipment	14,083	14,999
Goodwill	37,549	37,549
Accrued interest receivable and other assets	120,725	117,663

Total assets	$4,857,521	$4,465,370

Liabilities, minority interest, and stockholders' equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,394,651	$2,186,352
NOW	19,469	20,897
Money market	1,274,997	1,080,559
Time	316,269	379,068

Total deposits	4,005,386	3,666,876
Short-term borrowings	34,263	9,124
Other liabilities	69,898	87,335
Long-term debt	205,805	204,286

Total liabilities	4,315,352	3,967,621

Minority interest in capital of consolidated affiliates	68,692	50,744
Stockholders' equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,576,861 and 35,028,470 shares outstanding at June 30, 2004 and December 31, 2003, respectively	36	35
Additional paid-in capital	34,491	14,240
Retained earnings	451,851	422,131
Unearned compensation	(2,563)	(1,232)
Accumulated other comprehensive income:
Net unrealized gains and (losses) on available-for-sale investments	(10,338)	11,831

Total stockholders' equity	473,477	447,005

Total liabilities, minority interest, and stockholders' equity	$4,857,521	$4,465,370

See accompanying notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, except per share amounts)
	2004	2003	2004	2003
Interest income:
Loans	$37,280	$38,134	$73,912	$75,970
Investment securities
Taxable	17,989	8,557	32,012	18,934
Non-taxable	1,290	1,586	2,751	3,182
Federal funds sold and securities purchased under agreement to resell	1,306	1,129	2,750	1,959

Total interest income	57,865	49,406	111,425	100,045
Interest expense:
Deposits	2,124	2,389	4,138	4,840
Other borrowings	712	317	1,438	527

Total interest expense	2,836	2,706	5,576	5,367
Net interest income	55,029	46,700	105,849	94,678
Provision for loan losses	(2,759)	1,162	(2,742)	4,546

Net interest income after provision for loan losses	57,788	45,538	108,591	90,132

Noninterest income:
Corporate finance fees	10,897	4,641	14,984	8,785
Client investment fees	6,399	6,034	12,667	12,366
Letter of credit and foreign exchange income	3,805	3,128	7,534	6,631
Deposit service charges	3,695	3,245	7,408	6,121
Income from client warrants	3,310	1,051	6,218	3,013
Investment gains (losses)	478	(3,839)	1,800	(8,544)
Credit card fees	604	988	1,381	2,034
Other	2,320	2,257	4,402	4,545

Total noninterest income	31,508	17,505	56,394	34,951
Noninterest expense:
Compensation and benefits	41,153	29,486	75,256	61,176
Net occupancy	4,587	4,103	9,110	8,505
Professional services	4,876	3,985	8,215	7,424
Furniture and equipment	3,450	2,710	6,359	4,904
Business development and travel	2,180	2,296	4,171	3,912
Correspondent bank fees	1,243	1,094	2,524	2,134
Data processing services	789	1,392	1,874	2,483
Telephone	902	857	1,684	1,635
Postage and supplies	872	632	1,644	1,216
Tax credit fund amortization	620	716	1,240	1,431
Advertising and promotion	924	357	1,180	531
Impairment of goodwill	—	17,000	—	17,000
Trust preferred securities distributions	—	313	—	594
Other	2,054	2,262	3,562	4,366

Total noninterest expense	63,650	67,203	116,819	117,311
Minority interest in net (gains) losses of consolidated affiliates	(67)	2,765	(548)	6,244

Income (loss) before income taxes	25,579	(1,395)	47,618	14,016
Income tax expense (benefit)	9,871	(819)	17,900	4,174

Net income (loss)	$15,708	$(576)	$29,718	$9,842

Earnings (loss) per common share—basic	$0.45	$(0.02)	$0.85	$0.26
Earnings (loss) per common share—diluted	$0.43	$(0.02)	$0.81	$0.25

See accompanying notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss)	$15,708	$(576)	$29,718	$9,842
Other comprehensive (loss) income, net of tax:
Change in unrealized (losses) gains on available-for-sale investments:
Unrealized holding (losses) gains	(25,952)	949	(17,511)	(73)
Reclassification adjustment for gains included in net income	(1,979)	(434)	(4,658)	(2,116)

Other comprehensive (loss) income, net of tax	(27,931)	515	(22,169)	(2,189)

Comprehensive income (loss)	$(12,223)	$(61)	$7,549	$7,653

See accompanying notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
(Dollars in thousands)	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$29,718	$9,842
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	17,000
Provision for loan losses	(2,742)	4,546
Minority interest	548	(6,244)
Depreciation and amortization	4,168	3,927
Net (gain) loss on available for sale securities	(1,800)	8,544
Net gains on disposition of client warrants	(6,218)	(3,013)
Changes in other assets and liabilities:
Decrease (Increase) deferred income tax benefits	10,711	(7,615)
(Increase) in accounts receivable	(7,566)	(1,687)
(Increase) in taxes receivable	(10,231)	(6,393)
Increase (decrease) in accrued retention, warrant, and other incentive plans	(1,620)	4,403
Increase in investment payable	—	48,137
Other, net	4,474	10,830

Net cash provided by operating activities	19,442	82,277

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities	1,661,349	524,597
Proceeds from sales of investment securities	3,558,610	5,020,896
Purchases of investment securities	(5,759,114)	(5,685,395)
Net (increase) decrease in loans	(133,669)	107,552
Proceeds from recoveries of charged-off loans	7,263	7,854
Purchases of premises and equipment	(3,252)	(1,626)

Net cash used by investing activities	(668,813)	(26,122)

Cash flows from financing activities:
Net increase in deposits	338,510	52,257
Increase in short-term borrowings	25,000	—
Proceeds from issuance of convertible notes and warrants, net of issuance costs and convertible note hedge	—	123,493
Proceeds net of issuance costs, from issuance of common stock including tax benefits of certain stock option exercises	18,099	4,445
Repurchase of common stock	—	(148,969)
Capital contributions from minority interest participants	17,400	13,841

Net cash provided by financing activities	399,009	45,067

Net increase (decrease) in cash and cash equivalents	(250,362)	101,222
Cash and cash equivalents at January 1,	794,996	442,589

Cash and cash equivalents at June 30,	$544,634	$543,811

Supplemental disclosures:
Interest paid	$5,512	$5,509
Income taxes paid	$13,920	$14,327

See accompanying notes to interim consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

        Silicon Valley Bancshares and its subsidiaries (the "Company") offer its clients financial products and services through its five lines of banking and financial services: Our segments are described in Note 8 to the Interim Consolidated Financial Statements. Silicon Valley Bancshares is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the "Bank"), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California. The Bank serves more than 9,800 clients across the country, through its 26 regional offices. The Bank has 12 offices throughout California and operates regional offices across the country, including Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves clients in all stages of growth from emerging-growth companies to corporate technology clients in the technology and life sciences markets, as well as the premium wine industry. We define "emerging-growth" clients as companies in the start-up or early stages of their lifecycle; these companies tend to be privately held, thinly capitalized and backed by venture capital; they tend to have few employees, primarily engaged in research and development, have brought relatively few products or services to market, and have no or little revenue. By contrast, the company defines "corporate technology" clients as companies that tend to be more mature; they may be relatively well capitalized, publicly traded and more established in the markets in which they participate, although not necessarily the leading players in the largest industries. Merger, acquisition, private placement and corporate partnering services are provided through the Company's wholly-owned investment banking subsidiary, SVB Alliant, whose offices are in California and Massachusetts.

        The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America. Certain reclassifications have been made to the Company's 2003 interim consolidated financial statements to conform to the 2004 presentations. Such reclassifications had no effect on the results of operations or stockholders' equity.

        Descriptions of the Company's significant accounting policies are included in the Company's 2003 Annual Report on Form 10-K under "Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies." As of June 30, 2004, there have been no significant changes to these policies, except as included herein.

Basis of Presentation and Preparation

Consolidation

        The Consolidated Financial Statements include the accounts of Silicon Valley Bancshares and those of its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. SVB Strategic Investors, LLC, SVB Strategic Investors II, LLC and Silicon Valley BancVentures, Inc., as general partners, are considered to have significant influence over the operating and financing policies of non wholly-owned affiliates, SVB Strategic Investors Fund, L.P., SVB Strategic Investors Fund, L.P. II and Silicon Valley BancVentures, L.P., respectively. The limited partners of SVB Strategic Investors Fund, L.P., SVB Strategic Investors Fund, L.P. II and Silicon Valley BancVentures, L.P. hold no substantive participating rights, therefore, the assets, liabilities, partners' capital and results of operations are included in the Company's Interim Consolidated Financial Statements. Minority interest in the capital of consolidated affiliates primarily represents the minority participants' share of the equity of SVB Strategic Investors Fund, L.P., SVB Strategic Investors Fund, L.P. II and Silicon Valley BancVentures, L.P.

        Similar accounting is applied to SVB Woodside Financial, the general partner of Taurus Growth Partners, L.P. and Libra Partners, L.P., see the Company's 2003 Annual Report on Form 10-K under "Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations."

        The preparation of interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities as of the balance sheet date and the results of operations for the reported periods. Actual results could differ materially from those estimates. An estimate of possible changes or a range of possible changes cannot be made. For more information on the Company's critical accounting policies and estimates, refer to "Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates."

        In the opinion of Management, the interim consolidated financial statements contain all adjustments (consisting of only normal, recurring adjustments) necessary to present fairly the Company's consolidated financial position at June 30, 2004, and the interim results of its operations and interim cash flows for the three and six months ended June 30, 2004 and 2003. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements. Certain information and footnote disclosures normally presented have been omitted from this report. The results of operations for the three and six months ended June 30, 2004, may not necessarily be indicative of the Company's operating results for the full year. The interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 2003 Annual Report on Form 10-K.

Earnings Per Share

        Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. If the Company had earned a profit during the three month period ended June 30, 2003, we would have added 1.1 million common equivalent shares to our basic weighted-average shares outstanding.

Income from Client Warrants

        Unexercised warrant equity instruments in private companies are initially recorded at a nominal value on the Company's interim consolidated balance sheets. They are carried at this value until they become marketable or expire.

        Gains on warrant equity instruments that result from a portfolio company being acquired by a publicly-traded company are marked to market when the acquisition occurs. The resulting gains are recognized into net income on that date, in accordance with Emerging Issues Task Force, Issue No. 91-5, "Nonmonetary Exchange of Cost-Method Investments."

        Unrealized gains on warrant equity instruments are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by Statement of Financial Accounting Standard (SFAS) No.115, "Accounting for Certain Investments in Debt and Equity Instruments," and are excluded from net income and are reported in accumulated other comprehensive income, which is a separate component of stockholders' equity.

        Further fluctuations in the market value of these marketable equity instruments, prior to eventual sale, are excluded from net income and are reported in accumulated other comprehensive income, which is a separate component of stockholders' equity. Gains or losses on warrant equity instruments are recorded in our consolidated net income in the period the underlying securities are sold to a third party.

Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 as amended by SFAS No. 148 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation."

        Had compensation cost related to both the Company's stock option awards to employees and directors and to the Employee Stock Purchase Plan been determined under the fair value method prescribed under SFAS No. 123, the Company's net income, basic earnings per share, and diluted earnings per share would have been the pro-forma amounts below:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share amounts)
Net income (loss), as reported	$15,708	$(576)	$29,718	$9,842
Add: Stock-based compensation expense included in reported net income, net of tax	286	253	418	391
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(4,179)	(4,836)	(8,459)	(8,548)

Net income (loss), pro-forma	$11,815	$(5,159)	$21,677	$1,685

Basic income (loss) per share:
As reported	$0.45	$(0.02)	$0.85	$0.26
Pro-forma	0.34	(0.14)	0.62	0.04
Diluted income (loss) per share:
As reported	0.43	(0.02)	0.81	0.25
Pro-forma	0.33	(0.13)	0.61	0.05

        Refer to the Company's 2003 Annual Report on Form 10-K under "Item 8. Consolidated Financial Statements and Supplementary Data—Note 18 to the Consolidated Financial Statements—Employee Benefit Plans" for assumptions used in calculating the pro-forma amounts above.

2.     Business Combinations

        On September 28, 2001, the Company completed its acquisition of SVB Alliant (formerly known as Alliant Partners) and has included its results of operations in the Company's consolidated results of operations since that date. The acquisition has allowed the Company to strengthen its investment banking platform for its clients.

        The Company agreed to purchase the assets of SVB Alliant for a total of $100.0 million, due in several installments of cash and/or common stock. These installments are payable over four years between September 30, 2001 and September 30, 2005. As of June 30, 2004, the first three installments aggregating $81.3 million have been paid in cash, and the remaining $18.7 million, which was discounted at prevailing forward market interest rates of approximately 3.3% at the time of purchase, are recorded as short-term and long-term debt.

        In addition to the fixed purchase price, the sellers received certain contingent purchase price payments including 75% of the pre-tax income of SVB Alliant for the twelve-month period ended September 28, 2002, which totaled approximately $2.4 million.

        Furthermore, the agreement provides for the Company to pay to the sellers an amount equal to fifteen times the amount by which SVB Alliant's cumulative after-tax net income from October 1, 2002 to September 30, 2005 exceeds $26.5 million, provided, however, that the aggregate amount of any deferred earn-out payment payable shall not exceed $75.0 million. SVB Alliant's cumulative after-tax net loss, from October 1, 2002 through June 30, 2004 was $36.3 million.

        The Company also agreed to make retention payments aggregating $5.0 million in equal annual installments on September 28, 2003, 2004, and 2005, of which, the first installment was paid in late 2003.

        The purchase price was allocated to the assets acquired and liabilities assumed, based on the estimated net fair values at the date of acquisition of approximately $0.5 million. The excess of purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The business combinations were recorded in accordance with SFAS No. 141. See "Note 6 and Note 7 to the Interim Consolidated Financial Statements—Goodwill, and Short-term Borrowings and Long-term Debt."

3.     Earnings Per Share (EPS)

        The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2004 and 2003.

	For the three months ended June 30,			For the six months ended June 30,
(Dollars and shares in thousands, except per share amounts)	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
2004:
Basic EPS:
Income available to common stockholders	$15,708	35,049	$0.45	$29,718	34,965	$0.85
Effect of Dilutive Securities:
Stock options and restricted stock	—	1,868	—	—	1,849	—

Diluted EPS:
Income available to common stockholders plus assumed conversions	$15,708	36,917	$0.43	$29,718	36,814	$0.81

2003:
Basic EPS:
Income (loss) available to common stockholders	$(576)	36,735	$(0.02)	$9,842	37,909	$0.26
Effect of Dilutive Securities:
Stock options and restricted stock	—	—	—	—	908	—

Diluted EPS:
Income (loss) available to common stockholders plus assumed conversions	$(576)	36,735	$(0.02)	$9,842	38,817	$0.25

4.     Investment Securities

        The detailed composition of the Company's investment securities is presented as follows:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Available-for-sale securities, at fair value	$1,967,491	$1,479,383
Marketable equity securities (investment company accounting)(1)	1,131	—
Non-marketable securities (investment company accounting)
Venture capital fund investments(2)	42,427	30,149
Other private equity investments(3)	12,402	10,097
Other Investments(4)	1,500	—
Non-marketable securities (cost basis accounting)
Venture capital fund investments	25,476	25,196
Tax credit funds	15,310	16,551
Federal Home Loan Bank stock	12,532	3,009
Federal Reserve Bank stock	7,771	7,467
Other private equity investments	1,955	3,582

Total investment securities	$2,087,995	$1,575,434

(1)
Included $1.0 million related to Silicon Valley BancVentures, L.P., at June 30, 2004. The Company manages this fund and has a controlling ownership interest of 10.7% in the fund. Excluding the minority interest-owned portion of Silicon Valley BancVentures, L.P., the Company has marketable equity securities (investment company accounting) of $0.1 million as of June 30, 2004.

(2)
Included $39.8 million and $30.1 million related to SVB Strategic Investors Fund, L.P., at June 30, 2004, and December 31, 2003, respectively. The Company manages this fund and has a controlling ownership interest of 11.1% in the fund. It also included $2.6 million related to SVB Strategic Investors Fund II, L.P., at June 30, 2004. The Company manages this fund and has a controlling interest of 30.0% in the fund as of June 30, 2004. Excluding the minority interest-owned portion of these funds, the Company has non-marketable venture capital fund investments (investment company accounting) of $5.2 million and $3.3 million, as of June 30, 2004 and December 31, 2003, respectively.

(3)
Included $12.4 million and $10.0 million related to Silicon Valley BancVentures, L.P., at June 30, 2004, and December 31, 2003, respectively. The Company has a controlling ownership interest of 10.7% in the fund. Excluding the minority interest-owned portion of Silicon Valley BancVentures, L.P., the Company has non-marketable other private equity investments of $1.3 million and $1.1 million as of June, 30, 2004, and December 31, 2003, respectively.

(4)
Non-marketable other investments included $1.5 million related to Partners For Growth, L.P., at June 30, 2004. The Company has a majority ownership interest of 53.2% in the fund. Excluding the minority interest-owned portion of Partners For Growth, L.P., the Company has non-marketable other investments of $0.8 million as of June 30, 2004.

        The following tables present the total commitments, funded commitments, and carrying value of the Company's venture capital and other private equity investments at June 30, 2004. The table also presents net investment gains (losses) for the six months ended June 30, 2004. The carrying value of the Company's venture capital and other private equity investments at and for the year ended December 31, 2003, are included in "Item 8. Consolidated Financial Statements and Supplementary

Data—Note 6 to the Consolidated Financial Statements—Investment Securities" in the Company's 2003 Annual Report on Form 10-K.

	(As consolidated)
	Venture Capital Funds		Other Private Equity
	Wholly-owned Fund Investments	Funds of Funds	Wholly-owned Equity Investments	Co-Investment Fund	Debt Fund	Total
	(Dollars in thousands)
Commitments by investors to managed funds	$—	$171,800	$—	$56,100	$47,000	$274,900
Commitments to investments	57,844	142,975	16,027	22,911	1,501	241,258
Commitments funded	42,996	59,420	16,027	22,911	1,501	142,855
Inception to date distributions	48,831	3,724	8,902	4,175	—	65,632
Current cost of investments
Marketable	8	—	24	1,189	1	1,222
Non-marketable	25,476	56,733	1,955	17,130	1,500	102,794

	25,484	56,733	1,979	18,319	1,501	104,016
Carrying value
Marketable	16	—	186	1,046	84	1,332
Non-marketable	25,476	42,427	1,955	12,402	1,500	83,760

	25,492	42,427	2,141	13,448	1,584	85,092
Net investment (losses) gains	(1,394)	878	371	747	84	686
	(The Company's ownership interest)
	Venture Capital Funds		Other Private Equity
	Wholly-owned	Managed Funds of Funds	Wholly-owned	Managed Venture Capital Fund	Venture Debt Fund	Total
	(Dollars in thousands)
Commitments to investments	$57,844	$28,500	$16,027	$6,000	$25,000	$133,371
Current cost of investments	25,484	6,800	1,979	1,959	798	37,020
Carrying value	25,492	5,200	2,141	1,438	843	35,114
Net investment (losses) gains	(1,394)	83	371	80	45	(815)

5.     Loans and Allowance for Loan Losses

        The detailed composition of loans, net of unearned income of $13.7 million and $12.3 million, at June 30, 2004, and December 31, 2003, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Commercial	$1,763,670	$1,703,986
Vineyard development	74,011	50,118
Commercial real estate	8,759	12,204

Total real estate construction	82,770	62,322
Real estate term—consumer	24,992	19,213
Real estate term—commercial	14,190	12,902

Total real estate term	39,182	32,115
Consumer and other	228,813	190,806

Total loans, net of unearned income	$2,114,435	$1,989,229

        The activity in the allowance for loan losses for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)
	2004	2003	2004	2003
Beginning balance	$63,300	$70,000	$64,500	$70,500
Provision for loan losses	(2,759)	1,162	(2,742)	4,546
Loans charged off	(3,067)	(4,696)	(7,121)	(13,400)
Recoveries	4,426	3,034	7,263	7,854

Ending balance	$61,900	$69,500	$61,900	$69,500

        The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $12.6 million and $16.7 million at June 30, 2004, and June 30, 2003, respectively. Allocations of the allowance for loan losses specific to impaired loans totaled $3.8 million at June 30, 2004, and $8.7 million at June 30, 2003. Average impaired loans for the second quarter of 2004 and 2003 totaled $13.7 million and $18.9 million, respectively.

6.     Goodwill

        The Company's total goodwill balance was $37.5 million at June 30, 2004 and December 31, 2003. Substantially all of the Company's goodwill pertains to the acquisition of SVB Alliant and a minor portion relates to the acquisition of Woodside Asset Management, Inc.

        As discussed in the 2003 Annual Report on Form 10-K under "Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Significant Accounting Policies", we adopted the provisions of Statement of Financial Accounting Standard No. 142 ("SFAS No.142"), "Goodwill and Other Intangible Assets" on January 1, 2002. Under this standard, we are required to test intangible assets identified as having an indefinite useful life for impairment.

        During the 2004 second quarter, the Company conducted its annual valuation analysis of the SVB Alliant reporting unit in accordance with SFAS No. 142, based primarily on forecasted discounted cash flow analyses. The valuation analysis of SVB Alliant indicated no further impairment beyond that already identified in the valuation analyses performed on that reporting unit as of June 30, 2003 and again as of December 31, 2003, which had previously indicated impairment of goodwill of $17.0 million and $46.0 million, respectively. The Company expensed these amounts to continuing operations as impairment charges during the second and fourth quarters of 2003, respectively.

        For a description of the Company's accounting policies relating to goodwill, refer to the 2003 Annual Report on Form 10-K, under "Item 8. Consolidated Financial Statements and Supplementary Data—Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies."

7.     Short-term Borrowings and Long-term Debt

        The following table represents the outstanding short-term borrowings and long-term debt at June 30, 2004 and December 31, 2003:

(Dollars in thousands)	Maturity	June 30, 2004	December 31, 2003
Short-term borrowings:
Short-term note payable(1)	September 28, 2004	$9,263	$9,124
Federal funds purchased	July 1, 2004	25,000	—

Total short-term borrowings		$34,263	$9,124

Long-term debt:
Long-term note payable(1)	September 28, 2005	$8,979	$8,837
Convertible subordinated notes	June 15, 2008	146,268	145,797
Junior subordinated debentures	October 30, 2033	50,558	49,652

Total long-term debt		$205,805	$204,286

(1)
Relates to the acquisition of SVB Alliant, and are payable to the former owners, who were employed by the Company. These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001. Refer to Interim Consolidated Financial Statements Note 2. Business Combinations.

        On June 30, 2004, the company entered into federal funds purchased arrangements with an average interest rate of 1.4% repayable on July 1, 2004.

        On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into the Company's common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company's common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of the Company's common stock. The Company filed a shelf registration statement with respect to the resale of the notes and the common stock issuable upon the conversion of the notes with the SEC on August 14, 2003. The fair value of the convertible subordinated notes at June 30, 2004 was $189.3 million, based on quoted market prices. This debt will be convertible in the 2004 third quarter, since the Company's stock price was $39.65 at June 30, 2004, which exceeded the conversion threshold. The potential dilutive effect of this contingently convertible debt as of June 30, 2004 was excluded from the calculation of earnings per share in 2004 and 2003 in accordance with the provisions of SFAS No. 128 and EITF 90-19.

        Concurrent with the issuance of the convertible notes, the Company entered into convertible note hedge and warrant transactions with respect to its common stock, with the objective of limiting its exposure to potential dilution from conversion of the notes. The terms and conditions of the convertible note hedge are disclosed in "Part I. Financial Information—Item 1. Notes to the Interim Consolidated Financial Statements—Note 8 to the Interim Consolidated Financial Statements—Derivative Financial Instruments." The proceeds of the warrant transaction were included in stockholders' equity in accordance with the guidance in Emerging Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Under the warrant agreement, Credit Suisse First Boston LLC may purchase up to approximately 4.4 million shares of the Company's common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008.

7.0% Junior Subordinated Debentures

        On October 30, 2003, the Company issued $51.5 million in 7.0% Junior Subordinated Debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the Junior Subordinated Debentures. The Junior Subordinated Debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent that there are any earlier redemptions of any debentures by the Company. The Company may redeem the debentures prior to maturity in whole or in part, at its option, at any time on or after October 30, 2008. In addition, the Company may redeem the debentures, in whole but not in part, prior to October 30, 2008 upon the occurrence of certain events. Issuance costs of $2.2 million related to the Junior Subordinated Debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. Also see "Note 8. Derivative Financial Instruments" below. The fair value of the 7.0% Junior Subordinated Debentures was estimated to be $45.4 million as of June 30, 2004.

Available Lines of Credit

        The Company currently has available federal funds and lines of credit facilities totaling $169.0 million, of which $139.0 million were unused at June 30, 2004.

8.     Derivative Financial Instruments

        Derivative instruments that the Company uses as a part of its interest rate risk management may include interest rate swaps, caps and floors and forward contracts.

        On October 30, 2003, the Company entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair value associated with the Company's Junior Subordinated Debentures. The terms of this interest rate hedge agreement provide for a swap of the Company's 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. Because the swap meets the criteria for the "short cut" treatment under SFAS No. 133, the benefit or expense is recorded in the period incurred. This derivative agreement provided a benefit of $0.6 million and $1.2 million for the three and six months ended June 30, 2004. The swap agreement mirrors the terms of the Junior Subordinated Debentures and therefore is callable by the counterparty anytime after October 30, 2008. The Company assumes no ineffectiveness as the swap agreement meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the swap are offset by changes in the fair value of the Junior Subordinated Debentures, and no net gain or loss is recognized in earnings. Changes in the fair value of the derivative agreement and the Junior Subordinated Debentures are primarily dependent on changes in market interest rates. The derivative instrument had a fair value of $1.2 million, which was recorded in other assets at June 30, 2004.

        On May 15, 2003, the Company entered into a convertible note hedge agreement (purchased call option) with Credit Suisse First Boston LLC (the Counterparty) with respect to its common stock, to limit its exposure to potential dilution from conversion of the Company's $150.0 million principal amount of zero coupon convertible notes. Upon the occurrence of conversion events, the Company has the right to purchase up to approximately 4.4 million of its common stock from the Counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. The Company has the option to settle any amounts due under the convertible hedge either in cash or net shares of its common stock. The cost of the convertible note hedge is included in stockholders' equity in accordance with the guidance in Emerging Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

        For the Company's Foreign Exchange Contracts and Foreign Currency Option Contracts, see the Company's 2003 Annual Report on Form 10-K.

9. Operating Segments

        The Company is organized into five lines of banking and financial services for management reporting: Commercial Banking, Merchant Banking (SVB Capital), Investment Banking (SVB Alliant), Private Client Services (formerly Private Banking), and Other Business Services. These operating segments are strategic units that offer different services to different clients. They are managed separately because each segment appeals to different markets and, accordingly, requires different strategies. The results of operating segments are based on the Company's management reporting process, which assigns assets, liabilities, income, and expenses to the aforementioned operating segments. This process is dynamic and there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of operating segments based on the Company's management structure and is not necessarily comparable with similar information for other financial services companies. Changes in the management structure and/or the allocation process have resulted, and may in the future result in, changes in the Company's allocation methodology as this process is under constant refinement. In the event of such changes, results for prior periods have been, and may be, restated for comparability, and to reflect changes in the Company's allocation methodology.

        As of June 30, 2004, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," the Company's reportable segments are: Commercial Banking, which is the principal operating segment of the Company, Merchant Banking (SVB Capital), and Investment Banking (SVB Alliant). Private Client Services does not meet the separate reporting thresholds as defined by SFAS No. 131 and as such has been combined with other business services for segment reporting purposes.

        Commercial Banking provides services to commercial clients in the technology, life science and premium wine industry niches. Lending services, include traditional term loans, commercial finance lending, and structured finance lending. The segment's cash management services unit provides deposit services, collection services, disbursement services, electronic funds transfers, and online banking through SVBeConnect. Commercial Banking's International services unit provides trade services, foreign exchange services, export trade finance, and international cash management. Investment and advisory services are provided through Silicon Valley Bank's broker-dealer subsidiary, SVB Securities, which includes mutual funds, fixed income securities, and investment reporting and monitoring. Also under Commercial Banking, SVB Asset Management one of the Bank's registered investment advisor subsidiaries, actively manages commercial client investment portfolios.

        Merchant Banking (SVB Capital) makes private equity and venture capital fund investments, international alliances and manages three limited partnerships: a venture capital fund and two funds of funds. Merchant Banking also provides the lending, deposit, cash management, international, and investment banking services to venture capital firms and other private equity firms.

        Investment Banking (SVB Alliant) provides merger and acquisition, private placement, and corporate partnering services.

        Private Client Services and Other segment includes Private Client Services and Other Business Services. Private Client Services provides a wide array of loan, personal asset management, mortgage services, and trust and estate planning tailored for high-net-worth individuals. It also provides investment advisory services to these high-net-worth clients through the Company's subsidiary Woodside Asset Management, Inc. The Other Business Services unit provides Web-based business services and professional services. The Private Client Services and Other segment also includes necessary adjustments to reconcile segment data to the interim consolidated financial statements.

        The Company's primary source of revenue is from net interest income. Thus, the Company's segments are reported below using net interest income. The Company also evaluates performance based on noninterest income and noninterest expense, which are presented as measures of segment profit and loss. The Company does not allocate income taxes to its segments. Additionally, the

Company's management reporting model is predicated on average asset balances, therefore, it is not possible to provide period-end asset balances for segment reporting purposes.

	Commercial Banking	Merchant Banking (SVB Capital)	Investment Banking (SVB Alliant)	Private Client Services and Other	Total
	(Dollars in thousands)
Second quarter of 2004
Net interest income	$39,681	$2,803	$—	$12,545	$55,029
Provision for loan losses(1)	(1,355)	(4)	—	(1,400)	(2,759)
Noninterest income (loss)(2)	16,854	4,363	10,897	(606)	31,508
Noninterest expense(3)	42,287	5,334	10,501	5,528	63,650
Minority interest	—	652	—	(719)	(67)
Income before income taxes	15,603	2,488	396	7,092	25,579
Total average loans	1,567,596	83,966	—	229,418	1,880,980
Total assets(4)	3,625,749	577,527	68,667	442,997	4,714,940
Total average deposits	3,236,317	545,149	—	117,029	3,898,495
Period-end goodwill	—	—	35,638	1,911	37,549
Second quarter of 2003
Net interest income	$38,055	$2,895	$14	$5,736	$46,700
Provision for loan losses(1)	1,469	—	—	(307)	1,162
Noninterest income (loss)(2)	13,453	690	4,641	(1,279)	17,505
Noninterest expense(3)	35,054	4,537	20,258	7,354	67,203
Minority interest	—	487	—	2,278	2,765
Income (loss) before income taxes	14,985	(465)	(15,603)	(312)	(1,395)
Total average loans	1,524,815	69,279	—	230,440	1,824,534
Total assets(4)	2,797,922	507,049	91,442	494,151	3,890,564
Total average deposits	2,499,871	483,430	—	154,027	3,137,328
Period-end Goodwill	—	—	81,637	1,911	83,548
First six months of 2004
Net interest income	$77,764	$5,370	$—	$22,715	$105,849
Provision for loan losses(1)	(137)	—	—	(2,605)	(2,742)
Noninterest income(2)	32,581	8,197	14,985	631	56,394
Noninterest expense(3)	79,041	10,089	14,623	13,066	116,819
Minority interest	—	1,123	—	(1,671)	(548)
Income before income taxes	31,441	4,601	362	11,214	47,618
Total average loans	1,544,969	74,113	—	224,954	1,844,036
Total assets(4)	3,418,001	548,215	67,111	534,965	4,568,292
Total average deposits	3,119,950	524,596	—	114,796	3,759,342
First six months of 2003
Net interest income	$76,805	$6,115	$27	$11,731	$94,678
Provision for loan losses(1)	5,355	—	—	(809)	4,546
Noninterest income (loss)(2)	27,697	2,178	8,785	(3,709)	34,951
Noninterest expense(3)	70,814	8,758	23,226	14,513	117,311
Minority interest	—	1,057	—	5,187	6,244
Income (loss) before income taxes	28,333	592	(14,414)	(495)	14,016
Total average loans	1,528,018	79,150	—	233,258	1,840,426
Total assets(4)	2,843,995	514,652	91,442	442,463	3,892,552
Total average deposits	2,514,429	485,413	—	148,608	3,148,450

(1)
For segment reporting purposes, the Company reports net charge-offs as the provision for loan losses. Thus, the Private Client Service and Other segment includes $(1.4) million and $(0.3) million for the three-month periods ended June 30, 2004 and 2003, respectively, and includes $(2.6) million and $(0.8) million for the six-month periods ended June 30, 2004 and 2003, respectively, which represent the difference between net (recoveries) charge-offs and the provision for loan losses.

(2)
Noninterest income presented in the Merchant Banking (SVB Capital) segment included warrant income of $3.3 million and $1.1 million, for the three months ended June 30, 2004 and 2003, respectively and $6.2 million and $3.0 million, for the six months ended June 30, 2004 and 2003, respectively.

(3)
Commercial Banking segment includes direct depreciation and amortization of $0.5 million and $0.3 million for the three months ended June 30, 2004 and 2003, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2004 and 2003, respectively. Due to the complexity of the Company's cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments (totaling approximately $1.7 million for the three months ended June 30, 2004 and 2003, and approximately $3.3 million for the six months ended June 30, 2004 and 2003).

(4)
Total assets for the Commercial Banking and Merchant Banking (SVB Capital), segments equals the greater of total loans or the sum of total deposits and total stockholders' equity for each segment. Total assets presented in the Investment Banking (SVB Alliant) and the Private Client Services and Other segments included goodwill.

10. Common Stock Repurchase

$160.0 million share repurchase program authorized by the board of directors, effective May 7, 2003

        On May 7, 2003, the Company announced that its board of directors authorized a stock repurchase program of up to $160.0 million. This program became effective immediately and replaced previously announced stock repurchase programs. The Company did not repurchase any shares under this program in the first half of 2004. Under this program, the Company repurchased in aggregate 4.5 million shares of common stock totaling $113.2 million in 2003. On May 20, 2003, the Company purchased 1.3 million shares of common stock for approximately $33.4 million in conjunction with the Company's convertible note offering. Additionally, during the second quarter of 2003, the Company entered into an accelerated stock repurchase agreement (ASR) for 3.2 million shares at an initial price of $79.9 million. The Company completed its settlement obligations under this ASR agreement in the third quarter of 2003.

$100.0 million share repurchase program authorized by the board of directors on September 16, 2002

        From its inception through its termination on May 7, 2003, the Company repurchased 5.2 million shares of common stock totaling $94.3 million in conjunction with the $100.0 million share repurchase program. Under this program, the Company had repurchased 3.3 million shares of common stock totaling $59.7 million during 2002. A portion of the shares repurchased under this program was completed under an ASR agreement.

        For terms of these ASR agreements, see our 2003 Annual Report on Form 10-K, under "Item 8. Consolidated Financial Statements and Supplementary Data, Note 15. Common Stock Repurchases".

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

        The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, we use a credit evaluation process and collateral requirements similar to those for loan commitments. The Company's standby letters of credit often are cash-secured by its clients. The actual liquidity needs or the credit risk that the Company has experienced historically have been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

        The table below summarizes the Company's standby letter of credits at June 30, 2004. The maximum potential amount of future payments represents the amount that could be lost under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires in one year or less	Expires after one year	Total amount outstanding	Maximum amount of future payments
	(dollars in thousands)
Financial standby	$493,210	$58,450	$551,660	$551,660
Performance standby	3,677	4,220	7,897	7,897

Total	$496,887	$62,670	$559,557	$559,557

        At June 30, 2004 and 2003, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.3 million and $2.2 million, respectively. At June 30, 2004 and 2003, cash collateral available to the Company to reimburse losses under financial and performance standby letters of credits was $220.0 million and $293.4 million respectively.

12. Subsequent Events

Rights Plan

        On August 2, 2004, the Company and Wells Fargo Bank, N.A., as Rights Agent (the "Rights Agent"), executed Amendment No. 1 to the Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, by and between the Company and the Rights Agent, to, among other things, change the Final Expiration Date (as such term is defined in the Restated Rights Agreement, as amended) from January 31, 2014 to January 31, 2008, and make certain conforming changes.

SVB Alliant

        On September 28, 2001, the Company completed its acquisition of SVB Alliant (formerly known as Alliant Partners). In addition to the fixed purchase price, the acquisition agreement provided for certain additional contingent earn out payments of cash and/or common stock to be made by the Company to the sellers, based upon SVB Alliant's cumulative after-tax net income. See "Part 1, Item 1 Interim Consolidated financial Statements, Note 2—Business Combinations"

        On August 6, 2004, the Company and the founders of SVB Alliant (formerly known as Alliant Partners) agreed to release the Company (and its relevant Affiliates) from any prospective earn-out payments associated with SVB Alliant's after-tax net income, other than those associated with any change of control of the Company. In exchange for the release of the Earn Out Payments, the Company agreed to shorten the term of the non-compete agreements with certain of the founders of Alliant Partners.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

        Throughout the following management discussion and analysis when we refer to "Silicon Valley Bancshares," or "we" or similar words, we intend to include Silicon Valley Bancshares and all of its subsidiaries collectively, including Silicon Valley Bank. When we refer to "Bancshares," we are referring only to Silicon Valley Bancshares.

        The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and notes as presented in Part I—Item 1 of this report and in conjunction with our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC). Certain reclassifications have been made to prior years' results to conform with 2004 presentations. Such reclassifications had no effect on our results of operations or stockholders' equity.

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

        In part, our income is generated from interest rate differentials. The difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science, private equity, and premium winery industry sectors, and, to a lesser extent, from individuals served by our private client services group. We do not obtain deposits from conventional retail sources and have no brokered deposits. As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of warrants in certain client companies.

        Fee-based services also generate income for our business. We market our full range of financial services to all of our clients which includes private equity firms and venture capitalists. In addition to commercial banking and private client services, we offer fee-based merger and acquisition services, private placements, and investment and advisory services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

        In addition, we seek to obtain equity returns through investments in direct private equity and venture capital fund investments. We also manage three limited partnerships: a venture capital fund and two funds that invest in venture capital funds.

        We are able to offer our clients financial products and services through five lines of banking and financial services, as discussed in further detail below: Commercial Banking, Merchant Banking (SVB Capital), Investment Banking (SVB Alliant), Private Client Services and Other Business Services. These operating segments are strategic units that offer different services to different clients, and are managed separately because each segment appeals to different markets and, accordingly, require different strategies.

Commercial Banking

        We provide solutions to the needs of our commercial clients in technology, life science and premium wine industry niches through our lending, deposit, cash management and global trade products and services.

        Through our lending products and services, we extend loans and other credit facilities to our commercial clients, most often secured by our clients' assets. We offer a variety of loans, including term loans, equipment loans, revolving lines of credit, receivable based lines of credit, real estate loans, vineyard loans and financing of affordable housing projects. We often obtain warrants to purchase an equity position in a client company's stock in consideration for making loans to these clients.

        We also provide deposit account related products and services to commercial clients to provide short and long-term cash management solutions. The deposit account products include traditional deposit and checking accounts, certificates of deposit and money market accounts. In connection with deposit accounts, we also provide lockbox and merchant services that facilitate quicker depositing of checks and other payments to clients' accounts. We also provide wire transfer and Automatic Clearing House services to enable clients to transfer funds quickly from their deposit accounts.

        We also provide global banking and trade services to facilitate our clients' global finance and business needs. Those services include foreign exchange services that empower commercial clients to manage their foreign currency risks through purchases and sales of currencies on the global inter-bank market. We also offer a variety of loans and credit facilities guaranteed by the Export-Import Bank of the United States to facilitate our clients' international trade. Further, we provide a variety of letters of credit, including export, import and standby letters of credit, to enable clients to ship and receive goods globally.

        Through our broker-dealer, SVB Securities, we provide our commercial clients with mutual fund and fixed income investment securities to enable clients to manage their assets. Our registered investment advisor, SVB Asset Management, provides our commercial clients with customized cash and investment portfolio management.

Merchant Banking (SVB Capital)

        Our Merchant Banking group focuses on the business needs of our venture capital and private equity clients while establishing and maintaining relationships with those firms domestically and internationally. Through this group, Silicon Valley Bank provides banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services.

        Our Merchant Banking group also makes investments in venture capital and other private equity firms, and in companies in the niches we serve. The group also manages three venture funds that are consolidated into our financial statements: SVB Strategic Investors Fund, L.P. and SVB Strategic Investors Fund, L.P.II, funds of funds that invest in other venture funds; and Silicon Valley BancVentures, L.P., a direct equity venture fund that invests in privately held technology and life-sciences companies. This group also holds a majority interest in Partners For Growth, L.P., a fund that provides secured debt to "emerging-growth" clients, a term as defined in Part 1, Item 1. Interim Consolidated Financial Statements—Note 1.

        The Merchant Banking group, through the Special Equities Group (a division of SVB Securities), also assists private equity firms with liquidating restricted securities following initial public offerings and mergers and acquisitions, including in-kind stock transactions, restricted stock sales, block trading, and special situations trading such as liquidation of foreign securities.

Investment Banking (SVB Alliant)

        Through a broker-dealer subsidiary, we provide merger and acquisition (M&A), strategic alliance services, and specialized financial studies such as valuations and fairness opinions. In October 2003, we enhanced our investment banking product set by launching a Private Capital Group that provides advisory services for the private placement of securities.

Private Client Services and Other Business Segments

        Other Business Segments principally comprises our Private Client Services group. Through this group, we offer a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock loans, airplane loans and capital call lines of credit. We also provide our clients with deposit account products and services to meet cash management needs, including checking accounts, deposit accounts, money market accounts and certificates of deposit. Through our subsidiary, Woodside Asset Management, Inc., we provide individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals. In January 2004, our Private Banking group changed its name to "Private Client Services Group."

Critical Accounting Policies and Estimates

        The accompanying management's discussion and analysis of results of operations and financial condition are based upon our interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis, including those related to the marketable and non-marketable equity securities, allowance for loan losses, and goodwill. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

        We believe the accounting policies discussed below are the most critical to our financial statements because their application places the most significant demands on management's judgments. Each estimate is discussed below. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of the management's discussion and analysis.

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

  •
  Marketable equity securities related to Taurus Growth Partners, L.P. and Libra Partners, L.P. For information on these entities, see our 2003 Annual Report on Form 10-K under "Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations."

        Unrealized gains on warrant and unrealized gains or losses on equity investment securities are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Instruments."

  •
  Unrealized gains or losses after applicable taxes, on available-for-sale marketable equity securities that result from initial public offerings are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders'

    equity. We are often contractually restricted from selling equity securities, for a certain period of time, subsequent to the portfolio company's initial public offering. Often, the sale of equity securities held by us are not registered under the Securities Act of 1933. In such an event, we often seek exemption from the registration requirements of the Securities Act by effecting sales of equity securities of the portfolio company in compliance with the current public information, holding period, volume limitation and manner of sale requirements of Rule 144 under the Securities Act. In addition, as an inducement to the underwriter(s) to underwrite such an offering, security holders, including us, typically enter into an agreement with the underwriter(s) and/or the portfolio company, pursuant to which the security holder agrees to refrain from selling the securities held by such holder for a period of time after the initial public offering, often 180 days. As a result of such regulatory and contractual requirements, we are frequently restricted for some period of time in its ability to liquidate portfolio securities even after a portfolio company has completed an initial public offering. Gains or losses on these marketable equity instruments are recorded in our consolidated net income in the period the underlying securities are sold to a third party.

  •
  If we possess a warrant that can be settled with a net cash payment to us, the warrant meets the definition of a derivative instrument. Changes in fair value of such derivative instruments are recognized as securities gains or losses in our consolidated net income.

        Marketable Equity Securities are recorded at fair value, which initially is the purchase cost of the securities. However, a decline in the fair value of any of these securities that is considered other than temporary is recorded in our consolidated net income in the period the impairment occurs. The cost basis of the underlying security is written down to fair value as a new cost basis.

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

Non-Marketable Equity Securities

        We invest in non-marketable equity securities in several ways:

  •
  Unexercised warrants for shares of privately-held companies.

  •
  By direct purchases of preferred or common stock in privately-held companies.

  •
  By capital contributions to venture capital funds, which in turn, make investments in preferred or common stock of privately held companies.

  •
  Through our venture capital fund, Silicon Valley BancVentures, L.P., which makes investments in preferred or common stock of privately held companies.

  •
  Through our fund of funds, SVB Strategic Investors Fund, L.P. and SVB Strategic Investors Fund II, L.P., which make investments in venture capital funds, which in turn, invest in privately held companies.

  •
  Through our investment in Partners For Growth, L.P., which makes investments in privately held companies including equity and loans.

        Unexercised warrant securities in private companies are initially recorded at a nominal value on our consolidated balance sheets. They are carried at this value until they become marketable or expire, except in the following circumstance:

        Gains on warrant and gains or losses on equity investment securities that result from a portfolio company being acquired by a publicly-traded company are marked to market when the acquisition occurs. The resulting gains or losses are recognized into income on that date, in accordance with Emerging Issues Task Force, Issue No. 91-5, "Nonmonetary Exchange of Cost-Method Investments." Further fluctuations in the market value of these marketable equity securities, are excluded from consolidated net income and are reported in accumulated other comprehensive income, which is a separate component of stockholders' equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition price, are recognized in our consolidated net income.

        A summary of our accounting policies for other non-marketable equity securities is presented in the following table. A complete description of the accounting policies follows the table.

Private Equity and Venture Capital Fund Investments
Wholly-Owned by Bancshares	Cost basis less identified impairment, if any
Owned by Silicon Valley BancVentures, L.P. and Partners For Growth, L.P. and SVB Strategic Investors Fund, L.P. and SVB Strategic Investors Fund II, L.P.	Investment company accounting, adjusted to fair value on a quarterly basis through net income

        Bancshares' wholly-owned non-marketable venture capital fund investments and other direct equity investments are recorded on a cost basis as our interests are considered minor because we own less than 5% of the company and have no influence over the company's operating and financial policies. Our cost basis in each investment is reduced by returns until the cost basis of the individual investment is fully recovered. Returns in excess of the cost basis are recorded as investment gains in noninterest income.

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

        Investments held by Silicon Valley BancVentures, L.P. are recorded at fair value using investment company accounting rules. The investments consist principally of stock in private companies that are not traded on a public market and are subject to restrictions on resale. These investments are carried at estimated fair value as determined by the general partner. The valuation generally remains at cost until such time that there is significant evidence of a change in values based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by Bancshares and has an ownership interest of 10.7% in Silicon Valley BancVentures, L.P. The limited partners do not have substantive participating rights. Therefore, Silicon Valley BancVentures, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income. The portion of any gains or losses belonging to the limited partners is reflected in minority interest in net losses of consolidated affiliates and adjusts Bancshares' income to its percentage ownership.

        The SVB Strategic Investors Fund, L.P. and SVB Strategic Investors Fund, L.P. II (SIF I & II) portfolios consists primarily of investments in venture capital funds, which are recorded at fair value using investment company accounting rules. The carrying value of the investments is determined by the general partners based on the percentage of SIF I & II's interest in the total fair market value as provided by each venture capital fund investment. SVB Strategic Investors, LLC and SVB Strategic Investors II, LLC generally utilize the fair values assigned to the underlying respective portfolio investments by the management of the venture capital funds. The estimated fair value of the investments is determined after giving consideration to the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information. The general partner of SVB Strategic Investors Fund, L.P., SVB Strategic Investors, LLC, is owned and controlled by Bancshares and has an ownership interest of 11.1%. The general partner of SVB Strategic Investors Fund II, L.P., SVB Strategic Investors II, LLC, is owned and controlled by Bancshares and has an ownership interest of 30.0%. The limited partners of these funds do not have substantive participating rights. Therefore, SIF I & II are fully consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in our consolidated net income. The limited partner's share of any gains or losses is reflected in minority interest in net losses of consolidated affiliates and adjusts Bancshares' income to its percentage ownership.

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

        We analyze the historical loan loss migration trend by compiling gross loan loss data and by credit risk-rating for the rolling twelve-month periods as of the end of each quarter. Each of the loans charged-off over the twelve-month period is assigned a credit risk rating at the period end of each of the preceding four quarters. On an annual basis, the model calculates charged-off loans as a percentage of current period end loans by credit risk-rating category. The percentages are averaged and are aggregated to estimate our loan loss factors. The annual periods reviewed and averaged to form the loan loss factors are limited to twelve quarters of history. The current period end client loan balances are aggregated by risk-rating category. Loan loss factors for each risk-rating category are ultimately applied to the respective period end client loan balances for each corresponding risk-rating category, to provide an estimation of the allowance for loan losses.

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

Goodwill

        Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. The majority of our goodwill resulted from the acquisition of SVB Alliant (formerly known as Alliant Partners), a mergers and acquisitions firm. The value of this goodwill is supported ultimately by the free cash flows from the acquired businesses. A decline in earnings as a result of a decline in mergers and acquisitions transaction volume or a decline in the valuations of mergers and acquisitions clients could lead to impairment, which would be recorded as a write-down in our consolidated net income.

        On an annual basis or as circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. The evaluation methodology for potential impairments is inherently complex, and involves significant management judgment in the use of estimates and assumptions. We evaluate impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the "implied" fair value, defined below, of the reporting unit's goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing goodwill down to the implied fair value.

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

        Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the business, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more likely-than-not expectation that a reporting unit will be sold or disposed of. More information about goodwill is included in "Part 1, Item 1—Interim Consolidated Financial Statements, Note 6. Goodwill" and in our 2003 Annual Report on Form 10-K, "Item 8. Consolidated Financial Statements and Supplementary Data" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results."

Results of Operations

Earnings Summary

        We reported net income of $15.7 million, or $0.43 per diluted common share, for the second quarter of 2004, compared with net losses of $(0.6) million, or $(0.02) per diluted common share, for the second quarter of 2003. Net income totaled $29.7 million, or $0.81 per diluted common share, for the six months ended June 30, 2004, versus $9.8 million or $0.25 per diluted common share, for the respective 2003 period. The annualized return on average assets (ROA) was 1.3% in the second quarter of 2004 compared with (0.1)% in the second quarter of 2003. The annualized return on average equity (ROE) for the second quarter of 2004 was 13.5%, compared with (0.4)% in the second quarter of 2003. For the first six months of 2004, ROA was 1.3% and ROE was 12.8% versus 0.5% and 3.6%, respectively for the comparable prior year period. The results of operations for the second quarter and first half of 2003 were lower than the comparable 2004 periods partially due to an impairment of goodwill charge of $17.0 million incurred in the 2003 second quarter.

        The major components of net income and changes in these components are summarized in the following table, and are discussed in more detail below.

	For the Three Months Ended June 30			For the Six Months Ended June 30
(Dollars in thousands)			% Increase/ (Decrease)			% Increase/ (Decrease)
	2004	2003		2004	2003
Net interest income	$55,029	$46,700	17.8	$105,849	$94,678	11.8
Provision for loan losses	(2,759)	1,162	(337.4)	(2,742)	4,546	(160.3)
Noninterest income	31,508	17,505	80.0	56,394	34,951	61.4
Noninterest expense	63,650	67,203	(5.3)	116,819	117,311	(0.4)
Minority interest in net (gains) losses of consolidated affiliates	(67)	2,765	(102.4)	(548)	6,244	(108.8)

Income (loss) before income taxes	25,579	(1,395)	1,933.6	47,618	14,016	239.7
Income tax expense (benefit)	9,871	(819)	1,305.3	17,900	4,174	328.9

Net income (loss)	$15,708	$(576)	2,827.1	$29,718	$9,842	202.0

        The foremost reasons for the increase in net income for the second quarter and six months ended June 30, 2004 compared to the same periods in 2003 were; an increase in net interest income, primarily due to improved yields on securities, a recovery of provision for loan losses and an increase in noninterest income, primarily due to corporate finance fees. Additionally, as stated above, we incurred a $17.0 million impairment of goodwill charge in the 2003 second quarter.

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

        The following table sets forth average assets, liabilities, minority interest, stockholders' equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2004 and 2003, respectively.

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended June 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-Earning Assets:
Federal Funds Sold and Securities Purchased Under Agreement to Resell(1)	$479,701	$1,306	1.1%	$345,163	$1,129	1.3%
Investment Securities:
Taxable	1,811,929	17,989	4.0	1,151,524	8,557	3.0
Non-Taxable(2)	144,244	1,986	5.5	143,506	2,440	6.8
Loans:
Commercial	1,556,080	33,557	8.7	1,528,983	34,557	9.1
Real Estate Construction and Term	110,302	1,446	5.3	104,887	1,520	5.8
Consumer and Other	214,598	2,277	4.3	190,664	2,057	4.3

Total Loans	1,880,980	37,280	8.0	1,824,534	38,134	8.4

Total Interest-Earning Assets	4,316,854	58,561	5.5	3,464,727	50,260	5.8

Cash and Due From Banks	208,297			193,709
Allowance for Loan Losses	(65,612)			(72,436)
Goodwill	37,551			100,386
Other Assets	217,850			203,991

Total Assets	$4,714,940			$3,890,377

Funding Sources:
Interest-Bearing Liabilities:
NOW Deposits	$26,082	27	0.4	$26,897	31	0.5
Regular Money Market Deposits	555,939	695	0.5	277,872	424	0.6
Bonus Money Market Deposits	744,674	925	0.5	634,365	946	0.6
Time Deposits	321,365	477	0.6	522,807	989	0.8
Short-Term Borrowings	10,058	72	2.9	9,450	69	2.9
Long-Term Debt(3)	204,407	640	1.3	84,716	247	1.2

Total Interest-bearing Liabilities	1,862,525	2,836	0.6	1,556,107	2,706	0.7
Portion of Noninterest-bearing Funding Sources	2,454,329			1,908,620

Total Funding Sources	4,316,854	2,836	0.3	3,464,727	2,706	0.3

Noninterest-Bearing Funding Sources:
Demand Deposits	2,250,435			1,675,387
Other Liabilities	81,051			74,569
Trust Preferred Securities(3)	—			38,708
Minority Interest in Capital of Consolidated Affiliates	53,853			31,821
Stockholders' Equity	467,076			513,785
Portion Used to Fund Interest-earning Assets	(2,454,329)			(1,908,620)

Total Liabilities, Minority Interest and Stockholders' Equity	$4,714,940			$3,890,377

Net Interest Income and Margin		$55,725	5.2%		$47,554	5.5%

Total Deposits	$3,898,495			$3,137,328

(1)
Includes average interest-bearing deposits in other financial institutions of $11,940 and $1,824 for the three months ended June 30, 2004 and 2003, respectively.

(2)
Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35% in 2004 and 2003. The tax equivalent adjustments were $696 and $854 for the three months ended June 30, 2004 and 2003, respectively.

(3)
Adoption of FIN No. 46 and SFAS No. 150 in the latter half of 2003 resulted in a change of classification of Trust Preferred Securities distribution expense from noninterest expense to interest expense. Additionally, the adoption of FIN No. 46 and SFAS No. 150 resulted in a change of classification of Trust Preferred Securities from noninterest bearing funding sources to interest-bearing liabilities. Prior to adoption of FIN No. 46 and SFAS No. 150, in accordance with accounting rules in effect at that time, the company recorded Trust Preferred Securities distribution expense as noninterest expense. On October 30, 2003, $50.0 million in cumulative 7.0% Trust Preferred Securities were issued through a newly formed special purpose trust, SVB Capital II. The companyWe received $51.5 million in proceeds from the issuance of 7.0% Junior Subordinated debentures to SVB Capital II. A portion of the net proceeds were used to redeem the existing $40.0 million of 8.25% Trust Preferred Securities.

AVERAGE BALANCES, RATES AND YIELDS

	For the six months ended June 30,
	2004			2003
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-Earning Assets:
Federal Funds Sold and Securities Purchased Under Agreement to Resell(1)	$510,760	$2,750	1.1%	$297,041	$1,959	1.3%
Investment Securities:
Taxable	1,663,943	32,012	3.9	1,192,264	18,934	3.2
Non-Taxable(2)	144,328	4,233	5.9	144,113	4,895	6.8
Loans:
Commercial	1,535,101	66,860	8.8	1,538,298	68,798	9.0
Real Estate Construction and Term	103,306	2,682	5.2	102,894	2,957	5.8
Consumer and Other	205,629	4,370	4.3	199,234	4,215	4.3

Total Loans	1,844,036	73,912	8.1	1,840,426	75,970	8.3

Total Interest-Earning Assets	4,163,067	112,907	5.5	3,473,844	101,758	5.9

Cash and Due From Banks	210,316			189,580
Allowance for Loan Losses	(65,858)			(72,763)
Goodwill	37,552			100,478
Other Assets	223,216			201,319

Total Assets	$4,568,293			$3,892,458

Funding Sources:
Interest-Bearing Liabilities:
NOW Deposits	$24,778	52	0.4	$24,569	56	0.5
Regular Money Market Deposits	491,966	1,232	0.5	292,297	880	0.6
Bonus Money Market Deposits	724,593	1,816	0.5	621,804	1,849	0.6
Time Deposits	345,771	1,037	0.6	540,584	2,055	0.8
Short-Term Borrowings	9,717	142	2.9	9,302	138	3.0
Long-Term Debt(3)	204,237	1,297	1.3	51,269	389	1.5

Total Interest-bearing Liabilities	1,801,062	5,576	0.6	1,539,825	5,367	0.7
Portion of Noninterest-bearing Funding Sources	2,362,005			1,934,019

Total Funding Sources	4,163,067	5,576	0.3	3,473,844	5,367	0.3

Noninterest-Bearing Funding Sources:
Demand Deposits	2,172,234			1,669,196
Other Liabilities	79,145			66,216
Trust Preferred Securities(3)	—			38,704
Minority Interest in Capital of Consolidated Affiliates	50,411			34,155
Stockholders' Equity	465,441			544,362
Portion Used to Fund Interest-earning Assets	(2,362,005)			(1,934,019)

Total Liabilities, Minority Interest and Stockholders' Equity	$4,568,293			$3,892,458

Net Interest Income and Margin		$107,331	5.2%		$96,391	5.6%

Total Deposits	$3,759,342			$3,148,450

(1)
Includes average interest-bearing deposits in other financial institutions of $8,238 and $1,569 for the six months ended June 30, 2004 and 2003, respectively.

(2)
Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35% in 2004 and 2003. The tax equivalent adjustments were $1,482 and $1,713 for the six months ended June 30, 2004 and 2003, respectively.

(3)
Adoption of FIN No. 46 and SFAS No. 150 in the latter half of 2003 resulted in a change of classification of Trust Preferred Securities distribution expense from noninterest expense to interest expense. Additionally, the adoption of FIN No. 46 and SFAS No. 150 resulted in a change of classification of Trust Preferred Securities from noninterest bearing funding sources to interest-bearing liabilities. Prior to adoption of FIN No. 46 and SFAS No. 150, in accordance with accounting rules in effect at that time, the company, we recorded Trust Preferred Securities distribution expense as noninterest expense. On October 30, 2003, $50.0 million in cumulative 7.0% Trust Preferred Securities were issued through a newly formed special purpose trust, SVB Capital II. The companyWe received $51.5 million in proceeds from the issuance of 7.0% Junior Subordinated debentures to SVB Capital II. A portion of the net proceeds were used to redeem the existing $40.0 million of 8.25% Trust Preferred Securities.

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

	2004 Compared to 2003
	Three Months Ended June 30, Increase (Decrease) Due to Change in			Six Months Ended June 30, Increase (Decrease) Due to Change in
(Dollars in thousands)
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold and securities purchased under agreement to resell	$386	$(209)	$177	$919	$(128)	$791
Investment securities	5,936	3,042	8,978	8,571	3,845	12,416
Loans	1,114	(1,968)	(854)	21	(2,079)	(2,058)

Increase (decrease) in interest income	7,436	865	8,301	9,511	1,638	11,149

Interest expense:
NOW deposits	(1)	(3)	(4)	—	(4)	(4)
Regular money market deposits	358	(87)	271	402	(50)	352
Bonus money market deposits	149	(170)	(21)	134	(167)	(33)
Time deposits	(330)	(182)	(512)	(640)	(378)	(1,018)
Short-term borrowings	4	(1)	3	5	(1)	4
Long-term debt	488	(95)	393	1,015	(107)	908

Decrease (increase) in interest expense	668	(538)	130	916	(707)	209

Increase (decrease) in net interest income	$6,768	$1,403	$8,171	$8,595	$2,345	$10,940

Quarter ended June 30, 2004 compared to Quarter ended June 30, 2003

Net Interest Income

        Net interest income, on a fully taxable-equivalent basis, totaled $55.7 million for the quarter ended June 30, 2004, an increase of $8.2 million or 17.2% from the comparable 2003 period. The increase in net interest income was the result of an $8.3 million increase in interest income, offset slightly by a small increase in interest expense.

Interest Income—Net Increase in Interest-Earning Assets

        The $8.3 million increase in interest income was primarily the result of a $7.4 million favorable volume variance. The favorable volume variance resulted from an $852.1 million, or 24.6%, increase in average interest-earning assets. Increases in our sources of funding, largely deposits, were the main contributors to the increase in average interest-earning assets, which was primarily centered in highly-liquid federal funds sold and securities purchased under agreements to resell, and taxable investment securities, which collectively increased $795.7 million.

        We experienced an increase in average investment securities resulting in a $5.9 million favorable volume variance. Collectively, average investments increased by $661.1 million, and in particular, relatively higher-yielding mortgage-backed securities increased by $681.1 million. We estimated the average duration of the investment portfolio at June 30, 2004 to be 3.0 years.

        In addition, average loans increased by $56.4 million resulting in a $1.1 million favorable volume variance. The growth in average loans was split fairly evenly between the commercial and consumer loan categories. The increase in average loans reflects an improvement in economic activity and in the markets served by us. Our strategy is to grow average loans modestly throughout 2004, as our corporate technology efforts continue to develop.

        Average federal funds sold and securities purchased under agreement to resell in the second quarter of 2004 increased, resulting in a $0.4 million favorable volume variance. The increase was mainly due to the aforementioned growth in funding sources, mainly deposits. However, the favorable volume variance was partially offset by an unfavorable rate variance of $0.2 million, as average yields decreased from 1.3% in the second quarter of 2003 to 1.1% in the second quarter of 2004.

Interest Income—Declining Market Interest Rates and Shift in Investment Portfolio Mix

        The average yield on taxable investment securities in the second quarter 2004 increased 100 basis points to 4.0% from 3.0% in the prior year second quarter, causing a $3.0 million favorable rate variance associated with our investment securities. This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher yielding, mortgage-backed securities.

        We incurred a $2.0 million unfavorable rate variance associated with our loan portfolio, and a $0.2 million unfavorable rate variance associated with federal funds sold and securities under agreement to resell. This was largely due to a decline in the weighted-average prime rate of 25 basis points from 4.3% in the second quarter of 2003 to 4.0% in the second quarter of 2004. This decrease in prime rate reduced yields on floating rate loans, which represented approximately $1.7 billion, or 80.0% of our total loan portfolio as of June 30, 2004.

        The yield on average interest-earning assets declined 30 basis points in the second quarter of 2004 from the second quarter of 2003. The decrease in yield on interest-earning assets was primarily caused by the drop in the weighted-average prime rate and a decrease in short-term market rates, which resulted in decreased yields on loans and federal funds sold and securities purchased under agreement to resell. Many elements of our interest-earning assets are extremely interest rate sensitive, thus we expect that any future increase in market interest rates will be incremental to our earnings.

Interest Expense

        Total interest expense in the second quarter of 2004 increased only slightly from the second quarter of 2003, despite a $306.4 million, or 19.7% increase in our interest-bearing liabilities. The unfavorable volume variance of $0.7 million was due in large part to FASB Interpretation No. 46, "Consolidation of Variable—Interest Entities" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity" mandated classification of our 7.0% Junior Subordinated Debentures (and formerly, our Trust Preferred Securities) as interest-bearing liabilities beginning in the second quarter of 2003. In the fourth quarter of 2003, we entered into an interest rate swap agreement to swap our 7.0% fixed payment on the Debentures for a variable rate based on LIBOR plus a spread. The swap provided a $0.6 million benefit in the second quarter of 2004. Additionally, in the second quarter of 2003, we issued $150 million of zero-coupon, zero-yield, convertible subordinated notes, with a maturity date of June 15, 2008. See "Part 1. Financial Information—Item 1. Notes to the Interim Consolidated Financial Statements—Note 7 to the Consolidated Financial Statements—Short-term Borrowings and Long-term Debt," for further discussion of the convertible subordinated notes. Although no interest is paid on the convertible notes, the amortization of convertible debt issuance costs is reflected as interest expense.

        Average time deposits decreased by $201.4 million from the second quarter of 2003 to the second quarter of 2004, causing a $0.3 million favorable volume variance. Our clients may use time deposits as collateral for letters of credit issued by Silicon Valley Bank on their behalf, to certain third parties such as real estate lessors. We believe time deposits have decreased partly because of a softer real estate market, which generally reduces the frequency of these types of arrangements. Moreover, due to general improvement in the economic environment, borrowings secured by time deposits have decreased.

        We experienced a favorable rate variance of $0.5 million due to decreased market interest rates. The favorable rate variance primarily resulted from reductions in the average rates paid on our time deposit product and money market deposit products.

Six months ended June 30, 2004 compared to Six months ended June 30, 2003

Net Interest Income

        Net interest income, on a fully taxable-equivalent basis, totaled $107.3 million for the six months ended June 30, 2004, an increase of $10.9 million or 11.3% from the comparable 2003 period. The increase in net interest income was the result of a $11.1 million increase in interest income, offset slightly by a small increase in interest expense.

Interest Income—Net Increase in Interest-Earning Assets

        The $11.1 million increase in interest income for the first half of 2004, as compared to the first half of 2003, was primarily the result of a $9.5 million favorable volume variance. The favorable volume variance resulted from a $689.2 million, or 19.8%, increase in average interest-earning assets. Increases in our sources of funding, largely deposits, were the main contributors to the increase in average interest-earning assets, which was primarily centered in highly-liquid federal funds sold and securities purchased under agreements to resell, and taxable investment securities, which collectively increased $685.6 million.

        Average federal funds sold and securities purchased under agreement to resell in the first half of 2004 increased, resulting in a $0.9 million favorable volume variance. The increase was mainly due to the aforementioned growth in funding sources, mainly deposits. However, the favorable volume variance was partially offset by an unfavorable rate variance of $0.1 million, as average yields decreased from 1.3% in the first half of 2003 to 1.1% in the first half of 2004.

        We also experienced an increase in average investment securities resulting in a $8.6 million favorable volume variance. Collectively, average investments increased by $471.9 million, and in particular, relatively higher-yielding mortgage-backed securities increased by $531.5 million.

Interest Income—Declining Market Interest Rates and Shift in Investment Portfolio Mix

        The average yield on taxable investment securities increased 70 basis points to 3.9% from 3.2% in the prior year first half, causing a $3.8 million favorable rate variance associated with our investment securities. This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher-yielding mortgage-backed securities.

        We incurred a $2.1 million unfavorable rate variance associated with our loan portfolio, and a $0.1 million unfavorable rate variance associated with federal funds sold and securities under agreement to resell. This was largely due to a decline in the weighted-average prime rate of 25 basis points from 4.3% in the first half of 2003 to 4.0% in the first half of 2004. This decrease in prime rate reduced yields on floating rate loans, which represented approximately $1.7 billion, or 80.0% of our total loan portfolio as of June 30, 2004.

        The yield on average interest-earning assets declined 40 basis points in the first half of 2004 from the first half of 2003. The decrease in yield on interest-earning assets was primarily caused by the drop in the weighted-average prime rate and a decrease in short-term market rates, which resulted in decreased yields on loans and federal funds sold and securities purchased under agreement to resell. Many elements of our interest-earning assets are extremely interest rate sensitive, thus we expect that any future increase in market interest rates will be incremental to our earnings.

Interest Expense

        Total interest expense in the first half of 2004 increased only slightly from the first half of 2003, despite a $261.2 million, or 17.0% increase in our interest-bearing liabilities. The unfavorable volume variance of $0.9 million was due in large part to FASB Interpretation No. 46 and SFAS No. 150-mandated classification of our 7.0% Junior Subordinated Debentures (and formerly, our Trust Preferred Securities) as interest-bearing liabilities beginning in the second half of 2003. In the fourth quarter of 2003, we entered into an interest rate swap agreement to swap our 7.0% fixed payment on the Debentures for a variable rate based on LIBOR plus a spread. The swap provided a $1.2 million benefit in the first half of 2004. Additionally, in the first half of 2003, we issued $150 million of zero-coupon, zero-yield, convertible subordinated notes, with a maturity date of June 15, 2008. See "Part 1. Financial Information—Item 1. Notes to the Interim Consolidated Financial Statements—Note 7 to the Consolidated Financial Statements—Short-term Borrowings and Long-term Debt," for further discussion of the convertible subordinated notes. Although no interest is paid on the convertible notes, the amortization of convertible debt issuance costs is reflected as interest expense.

        Average time deposits decreased by $194.8 million from the first half of 2003 to the first half of 2004, causing a $0.6 million favorable volume variance. Our clients may use time deposits as collateral for letters of credit issued by Silicon Valley Bank on their behalf, to certain third parties such as real estate lessors. We believe time deposits have decreased partly because of a softer real estate market, which generally reduces the frequency of these types of arrangements. Moreover, due to general improvement in the economic environment, borrowings secured by time deposits have decreased.

        We experienced a favorable rate variance of $0.7 million due to decreased market interest rates. The favorable rate variance primarily resulted from reductions in the average rates paid on our time deposit product and bonus money market deposit products.

Provision For Loan Losses

        The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Quarter ended June 30, 2004 compared to Quarter ended June 30, 2003

        We realized a recovery of provision for loan losses of $2.8 million in the second quarter of 2004, compared to a provision for loan loss expense of $1.2 million in the 2003 second quarter. We benefited from net recoveries of $1.4 million in the 2004 second quarter and credit quality remained strong with nonperforming loans at 0.6% of total gross loans. See "Financial Condition—Credit Quality and the Allowance for Loan Losses" for additional related discussion.

Six months ended June 30, 2004 compared to Six months ended June 30, 2003

        We realized a recovery of provision for loan losses of $2.7 million in the first six months of 2004, compared to a provision for loan loss expense of $4.5 million in the first six months of 2003. We benefited from net recoveries of $0.1 million in the 2004 first half and credit quality remained strong with nonperforming loans at 0.6% of gross loans at June 30, 2004.

Noninterest Income

        The following table summarizes the components of noninterest income for the three and six months ended June 30, 2004 and 2003, and the percent changes from the 2003 periods to the 2004 periods:

	For the Three Months Ended June 30			For the Six Months Ended June 30
(Dollars in thousands)			% Increase/ (Decrease)			% Increase/ (Decrease)
	2004	2003		2004	2003
Corporate finance fees	$10,897	$4,641	134.8	$14,984	$8,785	70.6
Client investment fees	6,399	6,034	6.1	12,667	12,366	2.4
Letter of credit and foreign exchange income	3,805	3,128	21.6	7,534	6,631	13.6
Deposit service charges	3,695	3,245	13.9	7,408	6,121	21.0
Income from client warrants	3,310	1,051	214.9	6,218	3,013	106.4
Investment gains (losses)	478	(3,839)	(112.5)	1,800	(8,544)	(121.1)
Credit card fees	604	988	(38.9)	1,381	2,034	(32.1)
Other	2,320	2,257	2.8	4,402	4,545	3.2

Total noninterest income	$31,508	$17,505	80.0	$56,394	$34,951	61.4

Quarter and Six Months ended June 30, 2004 compared to Quarter and Six Months ended June 30, 2003

        Substantially all of the increase in corporate finance fees was due to one significant transaction. SVB Alliant's business is highly variable and we expect significant changes in corporate finance fees on a quarter to quarter basis.

        Client investment fees increased slightly for the three and six months ended June 30, 2004 over the comparable prior year periods. We offer private label investments, sweep products, and asset management services to clients on which we earn fees on clients' average balances, ranging from 9 to 58 basis points in 2004, a decrease from the 10 to 90 basis points in the comparable prior year period. Client funds invested in private label investment, sweep products, and assets under management balances were as follows at June 30, 2004 and 2003:

(Dollars in millions)	At June 30, 2004	At June 30, 2003
Client Investment Funds:
Private Label Client Investment Funds	$7,761.3	$7,232.4
Sweep Funds	1,187.5	921.6
Client Investment Assets Under Management	2,007.5	195.6

Total Client Investment Funds(1)	$10,956.3	$8,349.6

(1)
Client Funds invested through Silicon Valley Bancshares, maintained at third party financial institutions.

        Total invested client funds increased by $2.6 billion between the period ends, however, the volume increase was partially offset by a decrease in average fees earned caused by a shift in client investment mix. The sustained low interest rate environment has caused lower priced investment products to become a more attractive investment strategy for many of our clients.

        The increase in letter of credit fees, foreign exchange fees, and other trade finance income was primarily due to a higher volume of client exchange transactions, which resulted from increased global economic activity associated with our client's markets.

        Deposit service charges increased as we have expanded and enhanced our suite of fee-based financial (depository) services and client usage has increased. Clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments that we recognize as deposit service charges income. Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received lower earnings credits in the three and six months ended June 30, 2004 compared to the respective prior year periods due to lower market interest rates. As such, our clients had fewer earnings credits to offset deposit service charges.

        An increase in client initial public offering and merger and acquisition activity resulted in an increase in income from client warrants for the three and six months ended June 30, 2004 over the respective prior year periods. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan pricing, covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends on factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of warrant related income with any degree of accuracy and it is likely to vary materially from period to period.

        We recognized investment gains for the three months ended June 30, 2004, an improvement from the investment losses recognized for the same period in 2003. Investment gains in the second quarter of 2004 were concentrated in our managed fund of funds and our managed venture capital fund. Losses on our equity investments, excluding the impact of minority interest, were $0.3 million in the second quarter of 2004, compared to $1.5 million in the second quarter of 2003. Losses on our equity investments, excluding the impact of minority interest, were $0.4million in the first half of 2004, compared to $3.2 million in the first half of 2003. We expect continued volatility in the performance of our equity portfolio. Gains of approximately $1.0 million in the first half of 2004 were primarily due to the disposition of certain fixed income securities.

Noninterest Expense

        Noninterest expense in the second quarter of 2004 was $63.7 million, a decrease of $3.6 million from the $67.2 million incurred in the 2003 second quarter. The decrease was primarily due to a $17.0 million impairment of goodwill charge, incurred in the 2003 second quarter, partially offset by increase in compensation expense in the current year period. The following table presents the detail of noninterest expense, as well as the percent change in noninterest expense for the current year periods compared to the prior year periods:

	For the three months ended June 30,			For the six months ended June 30,
(Dollars in thousands)			% Increase/ (Decrease)			% Increase/ (Decrease)
	2004	2003		2004	2003
Compensation and benefits	$41,153	$29,486	39.6%	$75,256	$61,176	23.0%
Net occupancy	4,587	4,103	11.8	9,110	8,505	7.1
Professional services	4,876	3,985	22.4	8,215	7,424	10.7
Furniture and equipment	3,450	2,710	27.3	6,359	4,904	29.7
Business development and travel	2,180	2,296	(5.1)	4,171	3,912	6.6
Correspondent bank fees	1,243	1,094	13.6	2,524	2,134	18.3
Data processing services	789	1,392	(43.3)	1,874	2,483	(24.5)
Telephone	902	857	5.3	1,684	1,635	3.0
Postage and supplies	872	632	38.0	1,644	1,216	35.2
Tax credit fund amortization	620	716	(13.4)	1,240	1,431	(13.3)
Advertising and promotion	924	357	(158.8)	1,180	531	122.2
Impairment of goodwill	—	17,000	(100.0)	—	17,000	(100.0)
Trust preferred securities distributions	—	313	(100.0)	—	594	(100.0)
Other	2,054	2,262	(9.2)	3,562	4,366	(18.4)

Total noninterest expense	$63,650	$67,203	(5.3)%	$116,819	$117,311	(0.4)%

Quarter and Six Months ended June 30, 2004 compared to Quarter and Six Months ended June 30, 2003

        Compensation and benefits expenses increased for the three and six months ended June 30, 2004 over the respective prior year periods, partially due to incentive compensation expense, which can be attributed to our performance. In addition, we implemented a new combined performance and retention compensation plan at SVB Alliant. This plan provides for the payment of retention amounts in late 2004 and late 2005. The total incremental impact on our compensation due to these new plans at SVB Alliant, for the quarter end June 30, 2004, was approximately $3.3 million. We expect the accounting expense associated with these plans to decrease significantly in the fourth quarter of 2004. We expect "pay-for-performance" and other forms of incentive compensation to constitute a greater portion of aggregate compensation and benefits expense in future periods, causing such expense to fluctuate with our operating results. Full-time equivalent (FTE) personnel were 991 at June 30, 2004, an increase from 980 FTE personnel at June 30, 2003.

        Net occupancy expenses increased for the three and six months ended June 30, 2004, primarily due to increased premises lease expenses associated with the expansion of Silicon Valley Bank offices in certain growth markets.

        Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our board of directors, totaled $4.9 million in the second quarter of 2004, a $0.9 million increase from the $4.0 million incurred in the second quarter of 2003. The increase was primarily due to a slight increase in corporate legal fees incurred in the ordinary course of business, as well as an increase in accounting fees partly due to the additional costs associated with meeting the requirements of the Sarbanes-Oxley Act of 2002. We experienced a similar increase between the six-month periods ended June 30, 2004 and 2003.

        Furniture and equipment expenses increased for the three and six months ended June 30, 2004 over the comparable prior year periods, primarily due to expensed assets associated with the consolidation of two California offices. Also, see data processing below.

        Data processing expense decreased in both the three and six months ended June 30, 2004, compared to the equivalent prior year periods. In late 2003, we renegotiated the terms of a vendor relationship from outsourced data processing provider to a short-term software licensing arrangement. Hence the expenses associated with this vendor, which were classified as data processing in the first six months of 2003, have been classified as furniture and equipment in 2004. We intend to in-source this data processing application in late 2004.

        Correspondent bank fees increased for the three and six-month periods ended June 30, 2004 over the comparable prior year periods. Many of our correspondent banks provide earnings credits to offset the bank fees we incur when using their services. Earnings credits are generally calculated using average daily deposit balances, less a reserve requirement and a short-term market interest rate. We received lower earnings credits in the second quarter and first half of 2004 versus the comparable prior year periods, due to lower market interest rates. As a result, we had fewer earnings credits to offset bank fees we incurred. Thus, we incurred higher recognizable bank fees in 2004 as compared with 2003. Also, we made the decision to lower our average balances with correspondent banks because our investment alternatives yielded a higher return than our earnings credit rate.

        At June 30, 2003, we concluded SVB Alliant had an impairment of goodwill based on our market approach valuation and forecasted discounted cash flows for that reporting unit. As required by SFAS No.142 in measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit's estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this allocation, we concluded that $17.0 million of the related goodwill was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarter of 2003. We conducted our annual valuation analysis of the SVB Alliant reporting unit as of the end of the second quarter of 2004 and 2003. The 2004 analysis indicated no impairment.

Minority Interest in Net (Gains) Losses of Consolidated Affiliates

        Investment gains or losses related to our managed funds, (see Part 1, Item 1, Interim Consolidated Financial Statements, Note 4. Investments Securities), are included in noninterest income. Minority interest primarily represents net investment gains or losses and management fees attributable to the minority interest holders in these managed funds.

        The minority interest share of net (gains) and losses, primarily relating to our managed funds, totaled $(0.1) million for the three months ended June 30, 2004 and $2.8 million of the three months ended June 30, 2004. This shift in minority interest results was mainly due to gains recognized on investment securities held by these limited partnerships.

Income Taxes

        Our effective tax rate was 38.6% for the second quarter and 37.6% for the first half of 2004 compared with (58.7)% for the second quarter of 2003 and 29.8% for the first half of 2003. We realized a tax benefit of $0.8 million in the second quarter of 2003, primarily due to the impact of the impairment of goodwill, recorded as noninterest expense during the period.

Operating Segment Results

Commercial Banking

Quarter ended June 30, 2004 compared to Quarter ended June 30, 2003

        Commercial Banking's second quarter pretax income of $15.6 million, represented a slight increase of $0.6 million or 4.0%, compared to $15.0 million for the same quarter in 2003. This increase was primarily attributable to a beneficial net change in the provision for loan losses, an increase in noninterest income, which were largely offset by an increase in noninterest expense.

        Net interest income increased by $1.6 million. Commercial Banking's sources of funding, primarily average client deposits, exceeded the funding requirement of its loans. Each business segment receives a notional credit for excess sources of funding, or pays a notional credit for a shortfall in sources of funding. The notional credit is based on a U.S. Treasury Bill rate. Thus, Commercial Banking experienced a favorable volume variance of $3.1 million associated with its notional credit for its excess sources of funding. However, it experienced a $1.5 million unfavorable notional rate variance due to a decrease in the applicable U.S. Treasury Bill rate between the second quarter of 2003 and the second quarter of 2004.

        The beneficial net change of $2.8 million in the provision for loan losses resulted directly from net loan recoveries in the second quarter of 2004, which were related to the commercial bank's clients. Our segment reporting includes net charge-offs in lieu of provision expense to determine financial performance.

        The increase in noninterest income was primarily related to a $1.7 million increase in letter of credit and foreign exchange fees, a $0.5 million increase in deposit service charges, and a $0.4 million increase in sweep revenue, (see further discussion under Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; Noninterest Income).

        The $7.2 million increase in noninterest expense was primarily driven by a $2.5 million increase in direct compensation and benefits expense, and increased allocated expenses of $4.9 million. The increase in direct compensation and benefits expense was largely due to incentive compensation, which increased by $1.0 million, or 71%, from $1.4 million in the second quarter.

Six months ended June 30, 2004 compared to Six months ended June 30, 2003

        Commercial Banking's first half pretax income of $31.4 million, represented an increase of $3.1 million, or 11.0%, compared to $28.3 million for the same period in 2003. This increase was primarily attributable to a beneficial net change in the provision for loan losses, an increase in noninterest income, which were largely offset by an increase in noninterest expense.

        Net interest income increased by $1.0 million. Commercial Banking's sources of funding, primarily average client deposits, exceeded the funding requirement of its loans. Each business segment receives a notional credit for excess sources of funding, or pays a notional credit for a shortfall in sources of funding. The notional credit is based on a U.S. Treasury Bill rate. Thus, Commercial Banking experienced a favorable volume variance of $5.1 million associated with its notional credit for its excess sources of funding. However, it experienced a $4.1 million unfavorable notional rate variance due to a decrease in the applicable U.S. Treasury Bill rate between the second quarter of 2003 and the second quarter of 2004.

        The beneficial net change of $5.5 million in the provision for loan losses resulted directly from net loan recoveries in the 2004 first half, which were related to the commercial bank's client. Recoveries in the 2004 first half include two asset-based lending credits totaling $2.1 million, and a non-technology niche loan of $1.1 million. Our segment reporting includes net charge-offs in lieu of provision expense to determine financial performance.

        The increase in noninterest income was primarily related to a $2.0 million increase in letter of credit and foreign exchange income and a $1.4 million increase in deposit service charges (see further discussion under Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; Noninterest Income).

        The $8.2 million increase in noninterest expense was primarily driven by a $4.8 million increase in direct compensation and benefits expense, and increased allocated expenses of $3.2 million. The increase in compensation and benefits expense was largely due to incentive compensation, which increased by $1.9 million, or 70%, from $2.7 million in the 2003 second quarter.

Balance Sheet Analysis

        Commercial Banking had an increase in average deposits during the second quarter of 2004 compared to the second quarter of 2003. The increase in deposits reflects an improved funding environment for our venture capital-backed commercial clients, as well as an increase in client initial public offerings. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

Merchant Banking (SVB Capital)

Quarter ended June 30, 2004 compared to Quarter ended June 30, 2003

        Merchant Banking's second quarter of 2004 pretax income of $2.5 million, represented a $3.0 million increase compared to a $0.5 million pretax loss for the same quarter in 2003. This was primarily attributable to an increase in noninterest income of $3.7 million, partially offset by the impact of an increase in noninterest expenses of $0.8 million.

        The increase in noninterest income was primarily due to an increase in income from client warrants. In addition, returns on investment securities improved to a $0.5 million gain in the 2004 second quarter from a loss of $3.8 million in the same 2003 period (see further discussion under Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; Noninterest Income).

        The increase in noninterest expense is primarily attribute to a $0.5 million increase in direct compensation and benefits expense.

Six months ended June 30, 2004 compared to Six months ended June 30, 2003

        Merchant Banking's pretax income for the first six months 2004 of $4.6 million represented a $4.0 million increase compared to $0.6 million for the same period in 2004. This was primarily attributable to an increase in noninterest income of $6.0 million, partially offset by a decrease in net interest income of $0.7 million and an increase in noninterest expense of $1.3 million.

        The increase in noninterest income was primarily due to an increase in income from client warrants. In addition, returns on investment securities improved to a $0.7 million gain in the first half of 2004 from a loss of $8.3 million in the equivalent 2003 period (see further discussion under Part I, Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; Noninterest Income).

        The decrease in net interest income was primarily attributable to lower short-term market interest rates in the first half of 2004 compared to the first half of 2003.

        The increase in noninterest expense is primarily attributable to a $1.1 million increase in direct compensation and benefits expense.

Balance Sheet Analysis

        Merchant Banking had an increase in average deposits during the second quarter of 2004 compared to the second quarter of 2003. The growth in deposits was due to various market factors, including an improved funds flow environment for Merchant Banking's client base, venture capital and private equity firms.

Investment Banking (SVB Alliant)

Quarter ended June 30, 2004 compared to Quarter ended June 30, 2003

        Investment Banking's second quarter of 2004 pretax income of $0.4 million, represented a $16.0 million increase compared to a $15.6 million pretax loss for the same quarter in 2003.

        The pretax loss in the second quarter of 2003 was primarily due to the impairment of goodwill charge of $17.0 million. See "Part 1.—Financial Information—Item 1. Interim Consolidated Financial Statements—Note 6. Goodwill" for further discussion.

        Noninterest income in the second quarter of 2004 of $10.9 million, represented a $6.3 million increase compared to noninterest income in the same quarter of 2003 of $4.6 million. The increase was substantially attributable to one significant transaction, which was completed in the second quarter of 2004.

        Noninterest expense in the second quarter of 2004 of $10.5 million, represented a $9.8 million decrease compared to noninterest expense in the same quarter of 2003 of $20.3 million. The decrease was primarily due to a $17.0 million impairment of goodwill charge incurred in the second quarter of 2003. This was partially offset by increased compensation and benefits expenses of $7.0 million in the second quarter of 2004 as compared to the same period in 2003. Of this $7.0 million increase, $5.6 million was attributable to increased incentive compensation, $0.5 was attributable to increased compensation, $0.6 million was attributable to increased employee benefits and $0.3 million was attributable to increased stock based compensation expense. Investment Banking's incentive compensation plans provide for approximately half of its revenues to be paid in compensation to its employees. In the second quarter of 2004, we implemented a new combined performance and retention compensation plan at SVB Alliant. This plan provides for the payment of retention amounts in late 2004 and late 2005. The total incremental impact on our compensation due to these new plans at SVB Alliant, for the quarter end June 30, 2004, was approximately $3.3 million. We expect the accounting expense associated with these plans to decrease significantly in the fourth quarter of 2004.

Six months ended June 30, 2004 compared to Six months ended June 30, 2003

        Investment Banking's first half of 2004 pretax income of $0.4 million, represented a $14.8 million increase compared to a $14.4 million pretax loss for the same period in 2003.

        The pretax loss in the first half of 2003 was primarily due to the goodwill impairment charge of $17.0 million recognized in the second quarter of 2003. Please see "Part 1. Financial Information—Item 1. Notes to the Interim Consolidated Financial Statements—Note 6. Goodwill" for further discussion.

        Noninterest income in the first half of 2004 of $15.0 million, represented a $6.2 million increase compared to noninterest income in the first half of 2003 of $8.8 million. The increase was substantially attributable to one significant transaction, which was completed in the second quarter of 2004.

        Noninterest expense in the first six months of 2004 of $14.6 million, represented a $8.6 million decrease compared to noninterest expense in the same period in 2003 of $23.2 million. The decrease was primarily due to a $17.0 million impairment of goodwill charge incurred in the second quarter of 2003. This was partially offset by increased compensation and benefits expenses of $8.2 million in the first six months of 2004 as compared to the same period in 2003. Of this $8.2 million increase, $5.8 million was attributable to increased incentive compensation, $1.3 was attributable to increased base compensation, $0.8 million was attributable to increased employee benefits and $0.2 million was attributable to increased stock based compensation expense.

Balance Sheet Analysis

        Investment Banking's average total assets were lower in the both the second quarter of 2004 and in the first half of 2004 due to the reduction in goodwill resulting from the $17.0 million impairment of goodwill charge recorded in the second quarter of 2003. Please see "Part 1. Financial Information—Item 1. Interim Consolidated Financial Statements—Note 6. Goodwill" for further discussion.

Private Client Services And Other Sectors

        The Private Client Services and Other column includes private client services banking and all other activities not allocated to clients. Our segment reporting is based on client data and is under continuous refinement. As a result the "Private Client Services and Other" segment column will be subject to large amounts of variability from period to period as our management reporting and cost allocation process evolves. Pretax profits for the three and six months ended June 30, 2004 improved from the respective prior periods.

Financial Condition

        Our total assets were $4.9 billion at June 30, 2004, an increase of $392.2 million, or 8.8%, compared to $4.5 billion at December 31, 2003.

        The growth in our total assets was primarily funded by an increase in client deposits. The increase in total assets was largely concentrated in investment securities and loans.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

        Federal funds sold and securities purchased under agreement to resell totaled $331.1 million at June 30, 2004, a decrease of $211.4 million, or 39.0%, compared to the $542.5 million outstanding at December 31, 2003. Generally, we shifted investible funds into longer-term investment securities. Our plan is to continue the trend of managing federal funds sold and overnight repurchase agreements at appropriate levels.

Investment Securities

        Investment securities totaled $2.1 billion at June 30, 2004, an increase of $512.6 million, or 32.5% from December 31, 2003. The increase was largely attributable to mortgage-backed securities, which increased by $442.2 million and asset-backed securities, which increased by $44.7 million.

        The increase in interest rates across the 2, 3, 5 and 10 year segments of the market interest rate curve during the first half of 2004 resulted in pre-tax unrealized losses on our available-for-sale fixed income securities investment portfolio, of $19.2 million as of June 30, 2004. This unrealized loss on available-for-sale fixed income securities was partially offset by a pre-tax unrealized gain of $2.9 million associated with equity securities, which includes our warrant portfolio, venture capital fund, private equity and managed fund investments.

        Based on June 30, 2004 market valuations, we had $1.9 million in unrealized pre-tax warrant gains. We are restricted from exercising many of these warrants until later in 2004 and 2005. As of June 30, 2004, we directly held 1,877 warrants in 1,342 companies and made investments, directly and through its managed investment funds, in 289 venture capital funds, and had direct equity investments in 41 companies, many of which are private. We are typically contractually precluded from taking steps to secure any current unrealized gains associated with many of these equity instruments. Hence, the amount of income realized by us from these equity instruments in future periods may vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

        Refer to our Annual Report on Form 10-K under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" for our accounting policies related to investment securities.

Loans

        Loans, net of unearned income, at June 30, 2004, totaled $2.1 billion, an increase of $125.2 million from the balance at December 31, 2003. Our strategy is to grow loans modestly throughout the remainder of 2004 in line with improved venture capital fund activity and as our later stage corporate technology efforts continue to develop.

Credit Quality and the Allowance for Loan Losses

        For a description of the accounting policies related to the allowance for loan losses, see "Part 1. Financial Information—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates."

        We incurred $3.1 million and $7.1 million in gross loan charge-offs during the three and six months ended June 30, 2004, respectively. The gross charge-offs in the second quarter of 2004 included two life science term loans totaling $1.7 million and one software factoring credit totaling $0.7 million. We realized $4.4 million and $7.3 million in gross loan loss recoveries during the three and six months ended June 30, 2004, respectively. The gross recoveries in the second quarter of 2004 included two software asset based lending credits totaling $2.1 million. The remainder of gross charge-offs and recoveries for the second quarter of 2004 represented a diverse portfolio of relatively small loans.

        Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Nonperforming assets:
Loans past due 90 days or more	$547	$—
Nonaccrual loans	$12,010	$12,350

Total nonperforming assets	$12,557	$12,350

Nonperforming loans as a percentage of total gross loans	0.6%	0.6%
Nonperforming assets as a percentage of total assets	0.3%	0.3%
Allowance for loan losses:	$61,900	$64,500
As a percentage of total gross loans	2.9%	3.2%
As a percentage of nonperforming loans	493.0%	522.3%

        In addition to the loans disclosed in the foregoing analysis, we have identified one media and one private client services loan which total $7.5 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Deposits

        Deposits increased by $338.5 million to $4.0 billion at June 30, 2004, compared with $3.7 billion at December 31, 2003. The increase in deposits reflects an improved funding environment, increasing venture capital fund activity, and our various initiatives, to drive new business. Noninterest-bearing demands deposits remained unchanged as a percentage of total deposits, at approximately 60%.

Liabilities

        Other liabilities at June 30, 2004 decreased from December 31, 2003, primarily due to a decrease in deferred taxes payable.

Short-term borrowing

        Short-term borrowings at June 30, 2004 increased by $25.1 million from $9.1 million at December 31, 2003, primarily due to our entering into federal funds purchase arrangements on June 30, 2004 with an average interest rate of 1.4% repayable on July 1, 2004.

Capital Resources

        Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon Valley Bancshares and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of common stock, as well as retained earnings.

        We did not repurchase any common stock in the first six months of 2004. See "Part 1. Financial Information—Item 1. Notes to the Interim Consolidated Financial Statements—Note 10 to the Consolidated Financial Statements—Common Stock Repurchase," for amounts of common stock repurchased in 2003.

        Stockholders' equity totaled $473.5 million at June 30, 2004, an increase of $26.5 million, or 5.9%, from the $447.0 million balance at December 31, 2003. This increase was primarily due to our earnings and the exercise of employee stock options, off set by a shift to a negative mark to market on our net unrealized position on available-for-sale investments. See "Financial Condition—Investment Securities" for additional discussion on the net unrealized loss or available-for-sale securities. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of June 30, 2004.

        Over time, funds generated through retained earnings are a significant source of capital and liquidity, and are currently expected to continue to be so in the future. Our management engages in a periodic capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing business activities and expected future business activities. Expected future activities for which capital is set aside include potential product expansions and acquisitions of new business lines. Once capital is allocated to both existing and future business needs, management determines if any excess capital is available and recommends to the board of directors appropriate steps to utilize the excess capital. In the future, excess capital may be used for common share repurchases or to pay dividends. However, as of June 30, 2004, there are no plans for payment of dividends.

        Both Silicon Valley Bancshares and Silicon Valley Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively.

        The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution. For further information on risk-based capital and leverage ratios as defined by the Federal Reserve Board, see our 2003 Annual Report on Form 10-K, under "Item 1. Business—Supervision and Regulation—Regulatory Capital."

        Both Silicon Valley Bancshares' and Silicon Valley Bank's capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of June 30, 2004, and December 31, 2003. Capital ratios for Silicon Valley Bancshares are set forth below:

	June 30, 2004	December 31, 2003
Silicon Valley Bancshares:
Total risk-based capital ratio	16.7%	16.6%
Tier 1 risk-based capital ratio	13.1%	12.0%
Tier 1 leverage ratio	10.8%	10.3%

        The improvement in our total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios from December 31, 2003, to June 30, 2004, was attributable to an increase in Tier 1 capital from year-to-date earnings and from proceeds from the exercise of employee stock options, partially offset by growth in risk-weighted assets, particularly loans.

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

        We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Our Asset/Liability Committee provides oversight to the liquidity management process and recommends policy guidelines, subject to our board of directors' approval, and courses of action to address our actual and projected liquidity needs.

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

        Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. At June 30, 2004, the Bank's ratio of liquid assets to total deposits was 51.0%. This ratio is well in excess of our minimum policy guidelines and was higher than the ratio of 48.6% as of December 31, 2003. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of June 30, 2004, we were in compliance with all of these policy measures.

        In analyzing our liquidity during for the six months ended June 30, 2004, reference is made to our consolidated statement of cash flows for the six months ended June 30, 2004; see "Item 1. Interim Consolidated Financial Statements." The statement of cash flows includes separate categories for operating, investing, and financing activities. Operating activities included net income of $29.7 million for the first half of 2004, which was adjusted for certain non-cash items including a $2.7 million recovery of provision for loan losses, depreciation, deferred tax assets, and an assortment of other miscellaneous items resulting in positive cash generated from operations. Investing activities consisted of transactions in investment securities resulting in a net cash outflow of $539.2 million and the net change in total loans, which resulted in a net cash outflow of $133.7 million during the first half of 2004. The net cash outflow from securities transactions were the net result of purchases of investment securities, offset by securities maturities and sales. The net cash outflow related to loans relate to loan originations offset by principal collections. Financing activities reflected cash inflows of $399.0 million primarily resulting from a $338.5 million increase in deposits. The net cash outflow from securities transactions were the net result of purchases of investment securities, offset by securities maturities and sales. In the first half of 2004, we did not repurchase any common stock. In total, the transactions noted above resulted in a net cash outflow of $250.4 million for the six months ended June 30, 2004 and total cash and cash equivalents, as defined in our consolidated statement of cash flows, of $544.6 million at June 30, 2004.

        On a stand-alone basis, Bancshares' primary liquidity channels include dividends from Silicon Valley Bank, its investment portfolio assets, and its ability to raise debt and capital. The ability of Silicon Valley Bank to pay dividends is subject to certain regulations described in "Item 1. Business—Supervision and Regulation—Restriction on Dividends" of our 2003 Annual Report on Form 10-K.

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

  •
  Ability to meet our liquidity requirements through our portfolio of liquid assets

  •
  Ability to expand on opportunities to increase our liquidity

  •
  Use of excess capital

        You can identify these and other forward-looking statements by the use of words such as "becoming," "may," "will," "should," "predicts," "potential," "continue," "anticipates," "believes," "estimates," "seeks," "expects," "plans," "intends," or the negative of such words, or comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our beliefs as well as our assumptions, and such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management's forward-looking statements.

        For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the subsection below "Factors that May Affect Future Results." We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to our company or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

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

Decreases in the amount of equity capital available to start-up and emerging-growth companies could adversely affect our business, profitability, and growth prospects.

        Our strategy has focused on providing banking products and services to emerging-growth and middle-market companies receiving financial support from sophisticated investors, including venture capitalists, "angels," and corporate investors. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive a second or third round of equity infusion from investors. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, having an adverse effect on our business, profitability and growth prospects.

        Among the factors that have and could in the future affect the amount of capital available to startup and emerging-growth companies are the receptivity of the capital markets to initial public offerings or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments, and general economic conditions in the technology and life sciences industries. Reduced capital markets valuations could reduce the amount of capital available to startup and emerging-growth companies, including companies within our technology and life science industry sectors.

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

        We account for our employee stock options in accordance with Accounting Principles Board Opinion No. 25 and related interpretations, which provide that any compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options. As a result, when options are priced at the fair market value of the underlying stock on the date of grant, as is our practice, we incur no compensation expense. However, the Financial Accounting Standards Board has proposed in its exposure draft entitled "Proposed Statement of Financial Accounting Standards" new accounting requirements that, if adopted, would cause us to record compensation expense for all employee stock option grants. Any such expense, although it would not affect our cash flows, could have a material impact on our results of operations. Accordingly, if such accounting requirements are adopted, we may implement alternative employee compensation structures including, for example, the reduced use of equity compensation and increased employee cash compensation. We continue to evaluate different approaches in employee compensation. Any such changes in approach could adversely affect our cash flows and results of operations, and our ability to retain certain key employees.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

        Silicon Valley Bancshares, Silicon Valley Bank, and their subsidiaries are extensively regulated under federal and state law. These regulations are intended primarily for the protection of depositors, other clients, and the deposit insurance fund—not for the benefit of stockholders or security holders. Federal and state laws and regulations limit or otherwise affect the activities in which Silicon Valley Bancshares, Silicon Valley Bank, and their subsidiaries may engage. A change in the applicable statutes, regulations, or regulatory policy may have a material effect on our business and that of our subsidiaries. In addition, Silicon Valley Bancshares, Silicon Valley Bank and their subsidiaries are required to maintain certain minimum levels of capital. Federal and state banking regulators possess broad powers to take supervisory action, as they deem appropriate, with respect to Silicon Valley Bancshares and Silicon Valley Bank. SVB Alliant and SVB Securities, both broker-dealer subsidiaries, are regulated by the SEC and the National Association of Securities Dealers, Inc. (NASD). Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. Supervisory actions can result in higher capital requirements, higher insurance premiums, and limitations on the activities of Silicon Valley Bancshares, Silicon Valley Bank or their subsidiaries. These supervisory actions could have a material adverse effect on our business and profitability.

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

        If conditions worsen in the domestic or global economy, especially in the technology sector, our business, growth and profitability are likely to be materially adversely affected. Many of our technology clients would be harmed by a worsening of the global or U.S. economic slowdown. Our clients may be particularly sensitive to disruptions in the growth of the technology sector of the U.S. economy. In addition, a substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California could harm the businesses of a disproportionate number of our clients. To the extent that our clients' underlying businesses are harmed, they are more likely to default on their loans.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Our monitoring activities related to managing interest rate risk include both interest rate sensitivity gap analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, we combine the use of gap analysis with use of a simulation model that provides a dynamic assessment of interest rate sensitivity. For further information see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2003 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2003. As of June 30, 2004, there have been no significant changes to the interest rate risk information contained in our 2003 Annual Report on Form 10-K and our policies in managing interest rate risk.

ITEM 4—CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        There were no legal proceedings requiring disclosure pursuant to this item pending at June 30, 2004, or at the date of this report.

ITEM 2—CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2004-April 30, 2004	—	—	—	$46,800,000
May 1, 2004-May 31, 2004	—	—	—	46,800,000
June 1, 2004-June 30, 2004	—	—	—	46,800,000

Total	—	—	—	$46,800,000

(1)
On May 7, 2003, the Company announced that its board of directors authorized a stock repurchase program of up to $160.0 million, with no specified expiration date. This program became effective immediately and replaced previously announced stock repurchase programs. Stock repurchases under this program may be made from time to time. The Company did not repurchase any shares under this program during the first half of 2004. Under this program, the Company repurchased in aggregate 4.5 million shares of common stock totaling $113.2 million in 2003. The approximate dollar value of shares that may still be repurchased under this program totaled $46.8 million as of June 30, 2004.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders was held on April 22, 2004. Each of the persons named in the Proxy Statement as a nominee for director was elected; the amendment to the Company's 1997 Equity Incentive Plan was approved; and the appointment of KPMG LLP as the Company's independent auditors for 2004 was ratified. The following are the voting results on each of these matters:

Election of Directors	In Favor	Withheld
James F. Burns, Jr.	31,649,512	406,912
G. Felda Hardymon	29,998,601	2,057,823
Alex W. Hart	30,671,669	1,384,755
James R. Porter	31,565,201	491,223
Michela K. Rodeno	31,571,297	485,127
Larry W. Sonsini	31,282,570	773,854
Kenneth P. Wilcox	31,761,403	295,021

Other Matters	In Favor	Opposed	Abstained
Approval of an amendment to the Company's 1997 Equity Incentive Plan to reserve an additional 1,500,000 shares of common stock for issuance thereunder	18,280,057	6,183,595	103,064
Ratification of the appointment of KPMG LLP as the Company's independent auditors for 2004	31,429,049	580,673	46,702

ITEM 5—OTHER INFORMATION

        None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

  See Index to Exhibits on page 59 hereof. Each management contract or compensatory plan or arrangement filed as an exhibit to this Report is identified in the "Index to Exhibits" with an asterisk before the exhibit number.

(b)
Reports on Form 8-K:

1.
On April 22, 2004, Silicon Valley Bancshares furnished to the SEC a Current Report on Form 8-K in connection with its announcement of financial results for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILICON VALLEY BANCSHARES
Date: August 9, 2004	/s/ DONAL D. DELANEY Donal D. Delaney Corporate Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number						Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001
3.1	Certificate of Incorporation	8-K	000-15637	3.1	April 26, 1999
3.2	Certificate of Amendment to Certificate of Incorporation	10-Q	000-15637	3.1	May 13, 2003
3.3	Amended and Restated Bylaws	10-K	000-15637	3.3	March 11, 2004
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.4	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein.	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers' Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
10.1	Lease Agreement Between Silicon Valley Bancshares and WRC Properties, Inc.; 3003 Tasman Drive, Santa Clara, CA 95054	10-K	000-15637	10.17	March 1994
10.2	First Amendment dated June 10, 1997 to lease identified in Exhibit 10.1	10-Q	000-15637	10.17(a)	August 13, 1997
*10.3	Amended and Restated Silicon Valley Bancshares 1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.4	Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.29	August 13, 1996
*10.5	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.30	August 13, 1996
*10.6	Amendment and Restatement of Silicon Valley Bank 401(k) and Employee Stock Ownership Plan	10-Q	000-15637	10.31	August 13, 1996
*10.7	Form of Change in Control Severance Benefits Policy for Non-Executives	10-Q	000-15637	10.33	November 13, 1996
*10.8	Amended and Restated Silicon Valley Bancshares Retention Program Plan					☒

*10.9	Severance Agreement between the Company and John C. Dean related to Garage.com ™ as of August 12, 1998	10-Q	000-15637	10.40	November 13, 1998
*10.10	Severance Agreement between the Company and Harry W. Kellogg related to Garage.com ™ as of August 12, 1998	10-Q	000-15637	10.41	November 13, 1998
*10.11	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000
*10.12	Silicon Valley Bancshares 1998 Equity Incentive Plan, amended as of July 20, 2000	10-Q	000-15637	10.45	November 14, 2000
*10.13	Change in Control Severance Benefits Policy of Silicon Valley Bank	10-Q	000-15637	10.46	November 14, 2000
*10.14	Consulting Agreement between Silicon Valley Bancshares and John C. Dean, effective as of May 1, 2001	10-Q	000-15637	10.47	May 15, 2001
*10.15	Silicon Valley Bancshares 1997 Equity Incentive Plan, as amended as of July 22, 2004					☒
*10.16	Form of Indemnity Agreement between the Company and its directors and officers	10-Q	000-15637	10.50	November 14, 2003
*10.17	Form of Severance Agreement between the Company and Lauren Friedman	10-Q	000-15637	10.51	November 14, 2003
*10.18	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated August 4, 2000	10-K	000-15637	10.52	March 11, 2004
*10.19	Bonus Agreement Between Silicon Valley Bank and Marc Verissimo dated September 20, 2000	10-K	000-15637	10.53	March 11, 2004
*10.20	Promissory Note Between Silicon Valley Bancshares and Ken Wilcox dated April 4, 2002	10-K	000-15637	10.54	March 11, 2004
*10.21	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated April 2, 2002	10-K	000-15637	10.55	March 11, 2004
*10.22	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated May 6, 2002	10-K	000-15637	10.56	March 11, 2004
*10.23	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated January 16, 2003	10-K	000-15637	10.57	March 11, 2004
*10.24	Silicon Valley Bancshares Senior Management Incentive Compensation Plan	10-K	000-15637	10.58	March 11, 2004
*10.25	Separation Agreement Between Silicon Valley Bank and Leilani Gayles dated July 16, 2003	10-K	000-15637	10.59	March 11, 2004
*10.26	Offer Letter to Jack Jenkins-Stark dated February 20, 2004	10-Q	000-15637	10.26	May 7, 2004
*10.27	Offer Letter to David C. Webb dated May 25, 2004					☒
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer					☒
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer					☒
32.1	Section 1350 Certifications					☒

*
Denotes management contract or any compensatory plan, contract or arrangement.