Form 10-Q
period 2004-09-30
SILICON VALLEY BANCSHARES
filed 2004-11-09
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes ☒  No ☐

                At October 31, 2004, 35,986,648 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
(Dollars in thousands, except par value and share amounts)	2004	2003

Assets
Cash and due from banks	$231,656	$252,521
Federal funds sold and securities purchased under agreement to resell	217,774	542,475
Investment securities	2,133,614	1,575,434
Loans, net of unearned income	2,230,414	1,989,229
Allowance for loan losses	(58,600)	(64,500)
Net loans	2,171,814	1,924,729
Premises and equipment, net	14,705	14,999
Goodwill	35,639	37,549
Accrued interest receivable and other assets	125,431	117,663
Total assets	$4,930,633	$4,465,370

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,463,765	$2,186,352
NOW	22,832	20,897
Money market	1,240,863	1,080,559
Time	310,155	379,068
Total deposits	4,037,615	3,666,876
Short-term borrowings	10,050	9,124
Other liabilities	100,072	87,335
Long-term debt	196,096	204,286
Total liabilities	4,343,833	3,967,621

Minority interest in capital of consolidated affiliates	74,739	50,744

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,754,698 and 35,028,470 shares outstanding at September 30, 2004 and December 31, 2003, respectively	36	35
Additional paid-in capital	41,202	14,240
Retained earnings	467,954	422,131
Unearned compensation	(2,707)	(1,232)
Accumulated other comprehensive income:
Net unrealized gains on available-for-sale investments	5,576	11,831
Total stockholders’ equity	512,061	447,005
Total liabilities, minority interest, and stockholders’ equity	$4,930,633	$4,465,370

See accompanying notes to interim unaudited consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

 INTERIM CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003

Interest income:
Loans	$41,639	$36,440	$115,551	$112,410
Investment securities
Taxable	19,763	10,532	51,775	29,466
Non-taxable	1,144	1,575	3,895	4,757
Federal funds sold and securities purchased under agreement to resell	1,347	1,204	4,097	3,163
Total interest income	63,893	49,751	175,318	149,796
Interest expense:
Deposits	2,138	2,196	6,276	7,036
Other borrowings	762	1,281	2,200	1,808
Total interest expense	2,900	3,477	8,476	8,844
Net interest income	60,993	46,274	166,842	140,952
Provision for loan losses	(3,251)	(7,449)	(5,993)	(2,903)
Net interest income after provision for loan losses	64,244	53,723	172,835	143,855
Noninterest income:
Client investment fees	6,955	5,793	19,622	18,159
Corporate finance fees	3,197	2,737	18,181	11,522
Letter of credit and foreign exchange income	3,874	3,419	11,408	10,050
Deposit service charges	3,187	3,567	10,595	9,688
Income from client warrants	1,152	1,518	7,370	4,531
Investment gains (losses)	133	1,317	1,933	(7,227)
Other	3,304	2,989	9,087	9,568
Total noninterest income	21,802	21,340	78,196	56,291
Noninterest expense:
Compensation and benefits	36,926	32,472	112,182	93,176
Net occupancy	4,512	4,614	13,622	13,119
Professional services	4,967	2,378	13,182	9,802
Furniture and equipment	3,067	2,654	9,426	7,558
Business development and travel	2,654	1,874	6,825	5,786
Correspondent bank fees	1,407	1,075	3,931	3,209
Data processing services	735	926	2,609	3,409
Telephone	856	707	2,540	2,342
Postage and supplies	808	590	2,452	1,806
Impairment of goodwill	1,910	—	1,910	17,000
Tax credit fund amortization	620	712	1,860	2,143
Advertising and promotion	647	374	1,827	905
Other	1,597	428	5,159	5,860
Total noninterest expense	60,706	48,804	177,525	166,115
Minority interest in net (gains) losses of consolidated affiliates	(2)	7	(550)	6,251
Income before income taxes	25,338	26,266	72,956	40,282
Income tax expense	9,235	8,837	27,135	13,011
Net income	$16,103	$17,429	$45,821	$27,271
Earnings per common share — basic	$0.46	$0.51	$1.31	$0.74
Earnings per common share — diluted	0.43	0.49	1.24	0.72

See accompanying notes to interim unaudited consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income	$16,103	$17,429	$45,821	$27,271

Other comprehensive (loss) income, net of tax:
Change in unrealized (losses) gains on available-for-sale investments:
Unrealized holding (losses) gains	16,591	2,425	(1,345)	2,296
Reclassification adjustment for (gains) included in net income	(677)	(1,007)	(4,910)	(3,067)
Other comprehensive (loss) income, net of tax	15,914	1,418	(6,255)	(771)
Comprehensive income	$32,017	$18,847	$39,566	$26,500

See accompanying notes to interim unaudited consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
(Dollars in thousands)	September 30, 2004	September 30, 2003

Cash flows from operating activities:
Net income	$45,821	$27,271
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(5,993)	(2,903)
Net (gain) on disposition of client warrants	(7,370)	(4,531)
Net (gain) loss on available for sale securities	(1,933)	7,227
Depreciation and amortization	6,229	5,641
Impairment of goodwill	1,910	17,000
Minority interest	550	(6,251)
Changes in other assets and liabilities:
(Increase) in accrued interest receivable	(2,689)	(1,044)
(Increase) decrease in accounts receivable	(9,339)	1,202
Increase in deferred rent liability	7,281	—
Increase in accrued retention, warrant, and other incentive plans	7,224	7,512
Other, net	9,638	15,644
Net cash provided by operating activities	51,329	66,768
Cash flows from investing activities:
Purchases of investment securities	(8,937,125)	(12,822,891)
Proceeds from sales of investment securities	4,898,786	11,248,631
Proceeds from maturities and pay-downs of investment securities	3,479,857	1,580,656
Net (increase) decrease in loans	(253,793)	156,771
Proceeds from recoveries of charged-off loans	10,414	16,734
Purchases of premises and equipment	(5,935)	(2,791)
Net cash (used by) provided by investing activities	(807,796)	177,110
Cash flows from financing activities:
Net increase in deposits	370,739	36,199
Increase in short-term borrowings	1,000	—
(Decrease) in long-term debt	(8,190)	(8,631)
Capital contributions from minority interest participants	23,445	10,012
Proceeds net of issuance costs, from issuance of common stock including tax benefits of certain stock option exercises	23,907	6,502
Repurchase of common stock	—	(148,092)
Proceeds from issuance of convertible notes and warrants, net of issuance costs and convertible note hedge	—	123,493
Net cash provided by financing activities	410,901	19,483
Net (decrease) increase in cash and cash equivalents	(345,566)	263,361
Cash and cash equivalents at beginning of year	794,996	442,589
Cash and cash equivalents at end of period	$449,430	$705,950
Supplemental disclosures:
Cash paid during the period for:
Interest paid	$5,517	$9,049
Income taxes paid	$19,973	$14,626

See accompanying notes to interim unaudited consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Silicon Valley Bancshares and its subsidiaries (the “Company”) offer its clients financial products and services through its four lines of banking and financial services: our segments are described in Note 9 to the Interim Unaudited Consolidated Financial Statements on this Form 10-Q. Silicon Valley Bancshares is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California. The Bank serves more than 10,000 clients across the country, through its 26 regional offices in the United States and a subsidiary in each of the U.K. and India.  The Bank has 12 offices throughout California and operates regional offices across the country, including Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves clients in all stages of growth from emerging-growth companies to corporate technology clients in the technology and life sciences markets, as well as the premium wine industry. The Company defines “emerging-growth” clients as companies in the start-up or early stages of their lifecycle; these companies tend to be privately held, thinly capitalized and backed by venture capital; they tend to have few employees, primarily engaged in research and development, have brought relatively few products or services to market, and have no or little revenue. By contrast, the Company defines “corporate technology” clients as companies that tend to be more mature; they may be relatively well capitalized, publicly traded and more established in the markets in which they participate. Additionally, merger, acquisition, private placement and corporate partnering services are provided through the Company’s wholly-owned investment banking subsidiary, SVB Alliant, whose offices are in California and Massachusetts.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. Certain reclassifications have been made to prior periods’ results to conform to current period presentations. Such reclassifications had no effect on the results of operations or stockholders’ equity.

Descriptions of the significant accounting policies are included in the Company’s 2003 Annual Report on Form 10-K under “Item 8. Consolidated Financial Statements and Supplementary Data — Note 1 to the Consolidated Financial Statements — Summary of Significant Accounting Policies.” As of September 30, 2004, there have been no significant changes to these policies, except as included herein.

Basis of Presentation and Preparation

Consolidation

The consolidated financial statements include the accounts of Silicon Valley Bancshares and those of its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. SVB Strategic Investors, L.L.C., SVB Strategic Investors II, L.L.C., and Silicon Valley BancVentures, Inc., as general partners, have significant influence over the operating and financing policies of non wholly-owned affiliates, SVB Strategic Investors Fund, L.P., SVB Strategic Investors Fund II, L.P., and Silicon Valley BancVentures, L.P., respectively. The limited partners of SVB Strategic Investors Fund, L.P., SVB Strategic Investors Fund II, L.P., and Silicon Valley BancVentures, L.P. hold no substantive participating rights, therefore, the assets, liabilities, partners’ capital, and results of operations are included in the Company’s interim unaudited consolidated financial statements. Minority interest in the capital of consolidated affiliates primarily represents the minority participants’ share of the equity of SVB Strategic Investors Fund, L.P., SVB Strategic Investors Fund II L.P., and Silicon Valley BancVentures, L.P.

Similar accounting is applied to SVB Woodside Financial, the general partner of Taurus Growth Partners, L.P. and Libra Partners, L.P., see the Company’s 2003 Annual Report on Form 10-K under “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations.”

The preparation of interim unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date, and the reported amounts of income, expenses, and the results of operations for the reported periods. Actual results could differ from those estimates, and have a material effect on the Company’s financial position and operating results. An estimate of possible changes or a range of possible changes cannot be made. For more information on the Company’s critical accounting policies and estimates, refer to “Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

In Management’s opinion, the interim unaudited consolidated financial statements contain all adjustments (of a normal, recurring nature) necessary to present fairly the Company’s interim unaudited consolidated financial position at September 30, 2004, the interim unaudited consolidated results of its operations for the third quarter and nine months ended September 30, 2004 and 2003, and the interim unaudited cash flows for the nine months ended September 30, 2004 and 2003. The consolidated balance sheet at December 31, 2003 was derived from audited financial statements. Certain information and footnote disclosures normally presented in audited financial statements have been omitted from this unaudited report. The results of operations for the third quarter and nine months ended September 30, 2004, are not necessarily indicative of the results for any future periods. The interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and its notes thereto included in the Company’s 2003 Annual Report on Form 10-K.

Income from Client Warrants

Unexercised warrant equity instruments in private companies are initially recorded at a nominal value on the Company’s interim consolidated balance sheets. They are carried at this value until they become marketable or expire.

Gains on warrant equity instruments that result from a portfolio company’s acquisition by a publicly-traded company are marked-to-market when the acquisition occurs. The resulting gains are recognized into consolidated net income on that date, in accordance with Emerging Issues Task Force (“EITF”), Issue No. 91-5, “Nonmonetary Exchange of Cost-Method Investments.”

Unrealized gains on warrant equity instruments are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by Statement of Financial Accounting Standard (“SFAS”) No.115, “Accounting for Certain Investments in Debt and Equity Instruments”, and are excluded from consolidated net income and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

Further fluctuations in the market value of these marketable equity instruments, prior to eventual sale, are also excluded from consolidated net income and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. Gains or losses on warrant equity instruments are recorded in our consolidated net income in the period the underlying securities are sold to a third party.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, to account for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options be measured based on the intrinsic value of the stock option.  SFAS No. 123 as amended by SFAS No. 148 requires those companies that continue to follow APB No. 25 to provide pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

If compensation cost related to both the Company’s stock option awards to employees and directors and to the Employee Stock Purchase Plan had been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income, basic earnings per share, and diluted earnings per share would have been the pro-forma amounts shown below:

		For the third quarter ended		For the nine months ended
		September 30,		September 30,
(Dollars in thousands, except per share amounts)		2004	2003	2004	2003
Net income, as reported		$16,103	$17,429	$45,821	$27,271

Add:	Stock-based compensation expense included in reported net income, net of tax	396	103	813	494
Less:	Total stock-based employee compensation expense determined under fair value based method, net of tax	(3,051)	(3,134)	(11,510)	(11,682)
Net income, pro-forma		$13,448	$14,398	$35,124	$16,083

Basic income per share:
As reported		$0.46	$0.51	$1.31	$0.74
Pro-forma		0.38	0.40	1.00	0.44
Diluted income per share:
As reported		$0.43	$0.49	$1.24	$0.72
Pro-forma		0.37	0.40	0.98	0.45

Refer to the Company’s 2003 Annual Report on Form 10-K under “Item 8. Consolidated Financial Statements and Supplementary Data — Note 18 to the Consolidated Financial Statements — Employee Benefit Plans” for assumptions used in calculating the pro-forma amounts above.

Recent Accounting Pronouncements

On September 30, 2004, the Emerging Issues Task Force (“EITF”) concluded on Issue 04-8 that contingently convertible securities should be treated as convertible securities and included in the calculation of fully diluted earnings per share using the if-converted method. This requires that the Company include the weighted-average contingently issuable shares from the zero-coupon, convertible notes due June 15, 2008 as common stock equivalents for purposes of computing diluted earnings per share. This is required despite our stated intent to settle the principal amount of $150.0 million (accreted value) in cash. Although the economic substance of our financial performance is not impacted, the Company estimates that the impact of EITF 04-8 on our third quarter 2004 diluted earnings per share would have been a reduction of approximately 11.0%. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The terms of the zero-coupon, convertible notes allow us to settle the security in cash or stock. During the fourth quarter of 2004, Management will continue to assess possible appropriate steps required to retain the treasury-method accounting for the outstanding contingently convertible securities.

2. Business Combinations

On September 28, 2001, the Company completed its acquisition of SVB Alliant and has included its results of operations in the Company’s consolidated results of operations since that date. This acquisition enabled the Company to strengthen its investment banking platform for its clients.

The Company agreed to purchase the assets of SVB Alliant for a total of $100.0 million, due in several installments of cash and/or common stock. These installments are payable over four years between September 30, 2001 and September 30, 2005. As of September 30, 2004, the first four installments, which aggregated $90.7 million have been paid in cash, and the remaining $9.3 million, which was discounted at prevailing forward market interest rates at the time of purchase of approximately 3.3%, are recorded as short-term debt.

In addition to the fixed purchase price, the founders of SVB Alliant received certain contingent purchase price payments including 75.0% of their pre-tax net income for the twelve-month period ended September 28, 2002, which totaled approximately $2.5 million.

Furthermore, the agreement provides for the Company to pay to the sellers an amount equal to fifteen times the amount by which SVB Alliant’s cumulative after-tax net income from October 1, 2002 to September 30, 2005 exceeds $26.5 million, provided, that the aggregate amount of any deferred earn-out payment payable shall not exceed $75.0 million. SVB Alliant’s cumulative after-tax net loss, from October 1, 2002 through September 30, 2004 was $37.3 million.

The Company also agreed to make retention payments aggregating $5.0 million in equal annual installments on September 28, 2003, 2004, and 2005, of which, one installment, due September 30, 2005, remains unpaid.

The purchase price was allocated to the assets acquired and liabilities assumed, based on the estimated net fair values at the date of acquisition of approximately $0.5 million. The excess of purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. The business combinations were recorded in accordance with SFAS No. 141. See “Note 6 and Note 7 to the Interim Unaudited Consolidated Financial Statements — Goodwill, and Short-term Borrowings and Long-term Debt.”

On August 6, 2004, the Company and the founders of SVB Alliant agreed to release the Company (and its relevant affiliates) from any prospective earn-out payments associated with SVB Alliant’s after-tax net income, other than those associated with any change of control of the Company. In exchange for the release of the earn-out payments, the Company agreed to shorten the term of the non-compete agreements with certain founders of Alliant Partners.

3.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the third quarter and nine months ended September 30, 2004 and 2003.

	For the third quarter ended September 30,			For the nine months ended September 30,
(Dollars and shares in thousands,	Net		Per Share	Net		Per Share
except per share amounts)	Income	Shares	Amount	Income	Shares	Amount

2004:
Basic EPS:
Income available to common stockholders	$16,103	35,303	$0.46	$45,821	35,079	$1.31
Effect of dilutive securities:
Stock options and restricted stock	—	1,910	—	—	1,866	—

Diluted EPS:
Income available to common stockholders plus common stock equivalents	$16,103	37,213	$0.43	$45,821	36,945	$1.24

2003:
Basic EPS:
Income available to common stockholders	$17,429	34,205	$0.51	$27,271	36,661	$0.74
Effect of dilutive securities:
Stock options and restricted stock	—	1,143	—	—	970	—
Diluted EPS:
Income available to common stockholders plus common stock equivalents	$17,429	35,348	$0.49	$27,271	37,631	$0.72

4.  Investment Securities

The detailed composition of the Company’s investment securities is presented as follows:

	September 30,	December 31,
(Dollars in thousands)	2004	2003

Available-for-sale securities, at fair value	$2,003,271	$1,479,383
Marketable equity securities (investment company accounting)(1)	860	—
Non-marketable securities (investment company accounting)
Venture capital fund investments(2)	46,661	30,149
Other private equity investments(3)	12,455	10,097
Other investments(4)	7,047	—
Non-marketable securities (cost basis accounting)
Venture capital fund investments	25,719	25,196
Tax credit funds	14,690	16,551
Federal Home Loan Bank stock	12,681	3,009
Federal Reserve Bank stock	7,771	7,467
Other private equity investments	2,459	3,582
Total investment securities	$2,133,614	$1,575,434

(1)   Marketable equity securities (investment company accounting) included $0.9 million related to Silicon Valley BancVentures, L.P., at September 30, 2004. The Company has a controlling ownership interest of 10.7% in the fund.  Excluding the minority interest-owned portion of Silicon Valley BancVentures, L.P., the Company has marketable equity securities (investment company accounting) of $0.1 million as of September 30, 2004.

(2)    Non-marketable venture capital fund investments included $41.5 million and $30.1 million related to SVB Strategic Investors Fund, L.P., at September 30, 2004, and December 31, 2003, respectively. The Company has a controlling ownership interest of 11.1% in the fund. It also included $5.2 million and $0.0 million related to SVB Strategic Investors Fund II, L.P., at September 30, 2004 and December 31, 2003, respectively. The Company has a controlling interest of 14.4% in the fund. Excluding the minority interest-owned portion of these funds, the Company has non-marketable venture capital fund investments (investment company accounting) of $5.3 million and $3.3 million, as of September 30, 2004 and December 31, 2003, respectively.

(3)   Non-marketable other private equity investments included $12.5 million and $10.1 million related to Silicon Valley BancVentures, L.P., at September 30, 2004, and December 31, 2003, respectively. The Company has a controlling ownership interest of 10.7% in the fund. Excluding the minority interest-owned portion of Silicon Valley BancVentures, L.P., the Company has non-marketable other private equity investments of $1.3 million and $1.1 million as of September 30, 2004, and December 31, 2003, respectively.

(4)   Non-marketable other investments included $3.5 million related to Partners For Growth, L.P., at September 30, 2004. The Company has a majority ownership interest of 53.2% in the fund. It also included $0.9 million and $2.7 million related to Gold Hill Venture Lending Partners 03, L.L.C. and Gold Hill Venture Lending 03, L.P., respectively, as of September 30, 2004. The Company has a majority interest of 80.9% in Gold Hill Venture Lending Partners 03, L.L.C. Excluding the minority interest-owned portion of Partners For Growth, L.P. and Gold Hill Venture Lending Partners 03, L.L.C., the Company has non-marketable other investments of $5.3 million as of September 30, 2004.

The following tables present the total commitments, funded commitments, and carrying value of the Company’s venture capital and other private equity investments at September 30, 2004. The tables also present net investment gains (losses) for the nine months ended September 30, 2004. The carrying value of the Company’s venture capital and other private equity investments at and for the year ended December 31, 2003, are included in “Item 8. Consolidated Financial Statements and Supplementary Data — Note 6 to the Consolidated Financial Statements — Investment Securities” in the Company’s 2003 Annual Report on Form 10-K.

	(As consolidated as of September 30, 2004)
	Venture Capital Funds		Other Private Equity
(Dollars in thousands)	Wholly- owned Fund Investments	Funds of Funds	Wholly- owned Equity Investments	Co-Investment Fund	Venture Debt Fund	Total
Commitments by investors to consolidated funds	$—	$225,800	$—	$56,100	$47,000	$328,900
Commitments to investments	58,062	157,975	16,033	23,116	24,501	279,687
Commitments funded	43,999	64,228	16,033	23,116	7,291	154,667
Inception to date distributions	49,298	4,887	9,070	4,318	—	67,573
Current cost of investments
Marketable	8	—	—	1,189	1	1,198
Non-marketable	25,719	61,255	1,859	17,335	7,248	113,416
	25,727	61,255	1,859	18,524	7,249	114,614

Carrying value
Marketable	2	—	—	860	—	862
Non-marketable	25,719	46,661	1,859	12,455	7,047	93,741
	25,721	46,661	1,859	13,315	7,047	94,603

Year-to-date net investment (losses) gains	(1,687)	1,467	414	409	(66)	537

	(The Company’s ownership interest as of September 30, 2004)
	Venture Capital Funds		Other Private Equity
(Dollars in thousands)	Wholly- owned Fund Investments	Managed Funds of Funds	Wholly- owned Equity Investments	Managed Venture Capital Fund	Venture Debt Funds	Total
Commitments to investments	$58,062	$28,500	$16,033	$6,000	$45,000	$153,595
Current cost of investments	25,727	6,966	1,859	1,981	5,450	41,983
Carrying value	25,720	5,344	1,859	1,424	5,257	39,604
Year-to-date net investment (losses) gains	(1,687)	158	414	44	(120)	(1, 191)

5.  Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $14.6 million and $12.3 million, at September 30, 2004, and December 31, 2003, respectively, is presented in the following table:

	September 30,	December 31,
(Dollars in thousands)	2004	2003

Commercial loans:

Core commercial	$1,339,379	$1,340,745
Asset-based lending	306,045	198,056
Accounts receivable factoring	210,827	165,185
Total commercial loans	1,856,251	1,703,986

Vineyard development	85,065	50,118
Commercial real estate	15,351	12,204
Total real estate construction	100,416	62,322

Real estate term — consumer	27,290	19,213
Real estate term — commercial	14,005	12,902
Total real estate term	41,295	32,115
Consumer and other	232,452	190,806
Total loans, net of unearned income	$2,230,414	$1,989,229

The activity in the allowance for loan losses for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2004	2003	2004	2003

Beginning balance	$61,900	$69,500	$64,500	$70,500
Provision for loan losses	(3,251)	(7,449)	(5,993)	(2,903)
Loans charged off	(3,200)	(3,431)	(10,321)	(16,831)
Recoveries	3,151	8,880	10,414	16,734
Ending balance	$58,600	$67,500	$58,600	$67,500

The aggregate recorded investment in loans for which impairment have been determined in accordance with SFAS No. 114 totaled $15.0 million and $12.6 million at September 30, 2004, and September 30, 2003, respectively. Allocations of the allowance for loan losses specific to impaired loans totaled $4.5 million at September 30, 2004, and $6.1 million at September 30, 2003. Average impaired loans for the third quarter of 2004 and 2003 totaled $13.6 million and $15.7 million, respectively.

6.  Goodwill

The Company adopted the provisions of Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” effective November 1, 2002, which requires that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed.  SFAS No. 142 requires impairment testing to be performed initially upon adoption annually, and whenever events and changes in circumstances indicate there may be a potential impairment. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be performed, and the implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill for the reporting unit. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

Goodwill totaled $35.6 million at September 30, 2004 compared to $37.5 million at December 31, 2003. All of the Company’s goodwill at September 30, 2004 pertains to the acquisition of SVB Alliant.

SVB Alliant

During the second quarter of 2004, the Company conducted its annual impairment review of SVB Alliant in accordance with the provisions of SFAS No. 142, based primarily on forecasted discounted cash flow analyses. The valuation analysis of SVB Alliant indicated no further impairment beyond that already identified and recorded.

During the second quarter of 2003, the Company conducted its annual impairment review of SVB Alliant, which elicited an indication of possible impairment. Despite an increase in revenues during the second quarter of 2003 compared to the first quarter of 2003, SVB Alliant failed to achieve the revenues projected by the financial model used to value SVB Alliant in connection with its original acquisition by the Company. In response to these indications, the Company engaged an internationally reputable business consulting firm to assist the Company in consulting a valuation of SVB Alliant, in compliance with the requirements of SFAS No. 142. Based on this valuation, the Company recorded an impairment charge of $17.0 million during the second quarter of 2003.

During the fourth quarter of 2003, it became apparent that the operating results of SVB Alliant during the second half of 2003 were substantially below the performance forecasted in connection with the second quarter analysis, primarily due to decreased fees associated with weak initial public offering (“IPO”) and mergers and acquisitions environments. The Company engaged the same business-consulting firm that assisted the Company with its annual impairment review during the second quarter of 2003 to assist the Company in conducting a valuation of SVB Alliant, in compliance with the requirements of SFAS No. 142. Based on this valuation, the Company recorded an impairment charge of $46.0 million during the fourth quarter of 2003. The total impairment charge for 2003 was $63.0 million.

Woodside Asset Management, Inc.

During the third quarter of 2004, the Company conducted its annual impairment review of Woodside Asset Management, Inc., which indicated possible impairment. Based primarily on an internal analysis of forecasted discounted cash flows, the Company recorded an impairment charge for the entire goodwill amount of $1.9 million during the third quarter of 2004. Woodside Asset Management, Inc. failed to achieve or exceed the projected operating results used as the basis of its valuation in connection with its original acquisition by the Company.

For a description of the Company’s accounting policies relating to goodwill, refer to the 2003 Annual Report on Form 10-K, under “Item 8. Consolidated Financial Statements and Supplementary Data — Note 1 to the Consolidated Financial Statements — Summary of Significant Accounting Policies.”

7.  Short-term Borrowings and Long-term Debt

The following table represents the outstanding short-term borrowings and long-term debt at September 30, 2004 and December 31, 2003:

		September 30,	December 31,
(Dollars in thousands)	Maturity	2004	2003

Short-term borrowings:
Short-term note payable(1)	September 28, 2005	$9,050	$9,124
Revolving Line of Credit - Partners For Growth	Due on demand	1,000	—
Total short-term borrowings		$10,050	$9,124

Long-term debt:
Long-term note payable(1)		$—	$8,837
Convertible subordinated notes	June 15, 2008	146,504	145,797
Junior subordinated debentures	October 30, 2033	49,592	49,652
Total long-term debt		$196,096	$204,286

(1)       Relates to the acquisition of SVB Alliant, and are payable to the former owners, who were employed by the Company.  Refer to the Interim Unaudited Consolidated Financial Statements Note 2. Business Combinations.

On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of the Company’s common stock. This represents 4,460,410 shares of the Company’s common stock. The Company filed a shelf registration statement with respect to the resale of the notes and the common stock issuable upon the conversion of the notes with the SEC on August 14, 2003. The fair value of the convertible subordinated notes at September 30, 2004 was $181.6 million, based on quoted market prices. The Company intends to settle the principal amount of $150.0 million (accreted value) in cash. Please refer to the 2003 Annual Report on Form 10-K, under “Item 8. Consolidated Financial Statements and Supplementary Data — Note 11 to the Consolidated Financial Statements — Short-term Borrowings and Long-term Debt.” During the third quarter of 2004, our zero-coupon convertible debt notes were convertible due to the share price of $39.65 on June 30, 2004, exceeding their conversion price. The notes will also be convertible during the fourth quarter of 2004 due to the share price of $37.17 on September 30, 2004, exceeding their conversion price. We are unaware of any note holders exercising their conversion option. The potential dilutive effect of this contingently convertible debt as of September 30, 2004 was excluded from the calculation of earnings per share in 2004 and 2003 in accordance with the provisions of SFAS No. 128 and EITF 90-19. See “Note 1 to the Interim Unaudited Consolidated Financial Statements, Recent Accounting Pronouncements under Summary of Significant Accounting Policies.”

Concurrent with the issuance of the convertible notes, the Company entered into a convertible note hedge at a cost of $39.0 million and a warrant transaction providing proceeds of $18.0 million with respect to its common stock, with the objective of decreasing its exposure to potential dilution from conversion of the notes. The terms and conditions of the convertible note hedge are disclosed in  “Part I. Financial Information—Item 1. Notes to the Interim Unaudited Consolidated Financial Statements—Note 8 to the Interim Unaudited Consolidated Financial Statements—Derivative Financial Instruments.”  The cost of the convertible note hedge and the proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in Emerging Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  Under the warrant agreement, Credit Suisse First Boston L.L.C. may purchase up to approximately 4.4 million shares of the Company’s common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008.

7.0% Junior Subordinated Debentures

On October 30, 2003, the Company issued $51.5 million in 7.0% Junior Subordinated Debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the Junior Subordinated Debentures. The Junior Subordinated Debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent that there are any earlier redemptions of any debentures by the Company. The Company may redeem the debentures prior to maturity in whole or in part, at its option, at any time on or after October 30, 2008. In addition, the Company may redeem the debentures, in whole but not in part, prior to October 30, 2008 upon the occurrence of certain events. Issuance costs of $2.2 million related to the Junior Subordinated Debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033.  Also see “Note 8. Derivative Financial Instruments” below. The fair value of the 7.0% Junior Subordinated Debentures was estimated to be $48.5 million as of September 30, 2004.

Available Lines of Credit.

The Company currently has available federal funds and lines of credit facilities totaling $304.0 million all of which were unused at September 30, 2004.

8.  Derivative Financial Instruments

Derivative instruments that the Company uses as a part of its interest rate risk management may include interest rate swaps, caps and floors, and forward contracts.

On October 30, 2003, the Company entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair value associated with the Company’s Junior Subordinated Debentures. The terms of this interest rate hedge agreement provide for a swap of the Company’s

7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (“LIBOR”) plus a spread. Because the swap meets the criteria for the “short cut” treatment under SFAS No. 133, the benefit or expense is recorded in the period incurred. This derivative agreement provided a benefit of $0.5 million and $1.7 million for the third quarter and nine months ended September 30, 2004. The swap agreement mirrors the terms of the Junior Subordinated Debentures and therefore is callable by Counterparty anytime after October 30, 2008. The Company assumes no ineffectiveness as the swap agreement meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. Consequently, changes in the fair value of the swap are offset by changes in the fair value of the Junior Subordinated Debentures, and no net gain or loss is recognized in earnings. Changes in the fair value of the derivative agreement and the Junior Subordinated Debentures are primarily dependent on changes in market interest rates. The derivative instrument had a fair value of $0.2 million, which was recorded in other assets at September 30, 2004.

On May 15, 2003, the Company entered into a convertible note hedge agreement (purchased call option) with Credit Suisse First Boston LLC (the Counterparty) with respect to its common stock, to limit its exposure to potential dilution from conversion of the Company’s $150.0 million principal amount of zero coupon convertible notes. Upon the occurrence of conversion events, the Company has the right to purchase up to approximately 4.4 million shares of its common stock from the Counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. The Company has the option to settle any amounts due under the convertible hedge either in cash or net shares of its common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance of Emerging Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

For the Company’s foreign exchange contracts and foreign currency option contracts, see “Item 8. Consolidated Financial Statements and Supplementary Data — Note 1 to the Consolidated Financial Statements — Summary of Significant Accounting Policies” in the Company’s 2003 Annual Report on Form 10-K.

9.  Operating Segments

The Company is organized into four lines of banking and financial services for management reporting: Commercial Banking, SVB Capital, SVB Alliant, and Private Client Services and Other. These operating segments are strategic units that offer different services to different clients. They are managed separately because each segment appeals to different markets and, accordingly, requires different strategies. The results of operating segments are based on the Company’s internal profitability reporting process. This process assigns each client relationship in its entirety, to a primary operating segment. The process assigns income and expenses to the operating segments according to the customer’s primary relationship designation. Additionally, working capital and its associated costs are allocated to the operating segments on an economic basis, treating each operating segment as if it were an independent entity. Unlike financial reporting, which benefits from the comprehensive structure provided by U.S. generally accepted accounting standards (“GAAP”), the internal profitability reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of operating segments based on the Company’s internal operating structure and is not necessarily comparable with similar information for other financial services companies. Changes in the management structure and/or the allocation process have resulted, and may in the future result in, changes in the Company’s allocation methodology as this process is under constant refinement. In the event of such changes, results for prior periods have been, and may be restated for comparability, to reflect changes in the Company’s allocation methodology. Changes in an individual client’s primary relationship designation have resulted, and may in the future result, in certain client’s inclusion in different segments in different periods.

As of September 30, 2004, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131 “Disclosures About Segments of an Enterprise and Related Information,” the Company’s reportable segments are: Commercial Banking, SVB Capital, and SVB Alliant. Private Client Services does not meet the separate reporting thresholds as defined by SFAS No. 131 and as such, has been combined with Other Business Services for segment reporting purposes.

Commercial Banking provides solutions to the needs of our commercial clients in the technology, life science, and premium wine industry niches, through our lending, cash and deposit management, and global banking and trade products and services.

Lending products and services provide our commercial clients with loans and other credit facilities, most often secured by our clients’ assets. Lending products and services include, traditional term loans, equipment loans, revolving lines of credit, accounts-receivable based lines of credit, asset-based loans, real estate loans, vineyard development loans, and financing of affordable housing projects. We often obtain warrants to purchase an equity position in a client company’s stock in consideration for making loans, and for the provision of certain other associated lending services to these clients.

Within the Commercial Banking segment, the cash management services unit provides deposit account and cash management products and services, providing our commercial clients with short and long-term cash management solutions. Deposit account products and services include traditional deposit and checking accounts, certificates of deposit, and money market accounts. In connection with deposit accounts, the Company also provides lockbox and merchant services that facilitate quicker depositing of checks and other payments to clients’ accounts. Cash management products and services include wire transfer and Automatic Clearing House (“ACH”) services to enable clients to transfer funds quickly from their deposit accounts. Additionally, cash management products and services include collection services, disbursement services, electronic funds transfers (including ACH services), and online banking through SVBeConnect.

Within the Commercial Banking segment, the international services unit provides global trade products and services, to facilitate our clients’ global finance and business needs. Global banking and trade products and services include, foreign exchange services that empower commercial clients to manage their foreign currency risks through purchases and sales of currencies on the global inter-bank market. Also included are export trade finance services and products, including a variety of loans and credit facilities guaranteed by the Export-Import Bank of the United States to facilitate our clients’ international trade, as well as a variety of letters of credit, including export import, and standby letters of credit to enable clients to ship and receive goods globally. Additionally, included are products and services in international cash management.

Within the Commercial Banking Segment, Silicon Valley Bank provides investment and advisory services through it’s broker-dealer subsidiary SVB Securities. These services’ which enable our clients to better manage their assets, include mutual funds, fixed income securities, and investment reporting and monitoring.

Within the Commercial Banking segment, Silicon Valley Bank actively manages commercial client investment portfolios through SVB Asset Management, one of its registered investment advisor subsidiaries, by providing our commercial clients with customized cash and investment portfolio management.

SVB Capital focuses on the business needs of our venture capital and private equity clients while establishing and maintaining relationships with those firms domestically and internationally. Through this segment, Silicon Valley Bank provides banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services.

SVB Capital also makes investments in venture capital and other private equity firms, and in companies in the niches the Company serves. The segment also manages three venture funds that are consolidated into our financial statements: SVB Strategic Investors Fund, L.P. and SVB Strategic Investors Fund II, L.P., which are funds of funds that invest in other venture funds, and Silicon Valley BancVentures, L.P., a direct equity venture fund that invests in privately held technology and life-sciences companies. This segment also includes the interest in Partners For Growth, L.L.F. a fund that provides secured debt to “emerging-growth” clients, and the interests in Gold Hill Venture Lending Partners 03, L.P.

SVB Capital, through the Special Equities Group (a division of SVB Securities), also assists private equity firms with liquidating restricted securities following initial public offerings and mergers and acquisitions, including in-kind stock transactions, restricted stock sales, block trading, and special situations trading such as liquidation of foreign securities.

SVB Alliant provides investment banking products and services including, merger and acquisition services (“M&A”), strategic alliances services, and specialized financial studies such as valuations and fairness opinions. In October 2003, the Company enhanced the investment banking product set by launching a Private Capital Group that provides advisory services for the private placement of securities.

The Private Client Services and Other segment, principally comprises of the Private Client Services group, and other business service units, that are not part of the Commercial Bank, SVB Capital, or SVB Alliant segments. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also provide our clients with deposit account products and services to meet cash management needs, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through our subsidiary, Woodside Asset Management, Inc., we provide individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals. The Private Client Services Group was known as the Private Banking Group until its name change in January 2004.

The other business services units provide various products and services. The Private Client Services and Other segment also reflects those adjustments necessary, to reconcile the results of operating segments based on the Company’s internal profitability reporting process to the interim unaudited consolidated financial statements prepared in conformity with U.S generally accepted accounting principles applicable to interim financial statements.

The Company’s primary source of revenue is from net interest income. Accordingly, the Company’s segments are reported using net interest income. The Company also evaluates performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. The Company does not allocate income taxes to its segments. Additionally, the Company’s management reporting model is predicated on average asset balances therefore, it is not possible to provide period end asset balances for segment reporting purposes. Our operating segments are categorized as follows:

(Dollars in thousands at September 30, 2004)	Commercial Banking	SVB Capital	SVB Alliant	Private Client Services and Other	Total
Third quarter of 2004
Net interest income	$43,281	$3,166	$—	$14,546	$60,993
Provision for loan losses(1)	48	—	—	(3,299)	(3,251)
Noninterest income (loss)(2)	16,305	2,355	3,197	(55)	21,802
Noninterest expense(3)	41,071	6,005	4,828	8,802	60,706
Minority interest in net (gains) losses of consolidated affiliates	—	701	—	(703)	(2)
Income (loss) before income taxes	18,467	217	(1,631)	8,285	25,338

Total average loans	1,688,585	74,957	—	254,959	2,018,501
Total average assets(4)	1,691,292	185,034	77,805	2,853,979	4,808,110
Total average deposits	3,266,102	575,841	—	109,803	3,951,746
Period-end goodwill	—	—	35,639	—	35,639

Third quarter of 2003
Net interest income	$37,533	$2,853	$—	$5,888	$46,274
Provision for loan losses(1)	(5,449)	—	—	(2,000)	(7,449)
Noninterest income(2)	14,056	3,716	2,737	831	21,340
Noninterest expense(3)	34,676	4,270	2,615	7,243	48,804
Minority interest in net (gains) losses of consolidated affiliates	—	461	—	(454)	7
Income before income taxes	22,362	2,760	122	1,022	26,266

Total average loans	1,460,829	54,289	—	222,669	1,737,787
Total average assets(4)	2,959,066	562,589	93,821	492,802	4,108,278
Total average deposits	2,661,014	538,970	—	157,998	3,357,982
Period-end goodwill	—	—	81,638	1,910	83,548

First nine months of 2004
Net interest income	$121,044	$8,535	$—	$37,263	$166,842
Provision for loan losses(1)	(93)	—	—	(5,900)	(5,993)
Noninterest income(2)	48,885	10,552	18,181	578	78,196
Noninterest expense(3)	120,112	16,093	19,450	21,870	177,525
Minority interest in net (gains) losses of consolidated affiliates	—	1,824	—	(2,374)	(550)
Income (loss) before income taxes	49,910	4,818	(1,269)	19,497	72,956

Total average loans	1,593,190	74,396	—	235,029	1,902,615
Total average assets(4)	1,591,386	174,089	70,702	2,812,638	4,648,815
Total average deposits	3,169,023	541,802	—	113,119	3,823,944

First nine months of 2003
Net interest income	$114,337	$8,969	$—	$17,646	$140,952
Provision for loan losses(1)	(93)	—	—	(2,810)	(2,903)
Noninterest income (loss)(2)	41,754	5,894	11,522	(2,879)	56,291
Noninterest expense(3)	105,491	13,028	25,840	21,756	166,115
Minority interest in net (gains) losses of consolidated affiliates	—	1,519	—	4,732	6,251
Income (loss) before income taxes	50,693	3,354	(14,318)	553	40,282

Total average loans	1,505,375	70,772	—	229,690	1,805,837
Total average assets(4)	2,861,878	527,081	102,508	473,784	3,965,251
Total average deposits	2,563,827	503,462	—	151,773	3,219,062

(1)   For segment reporting purposes, the Company reports net charge-offs as provision for loan losses. Thus, the Private Client Service and Other segment includes $(3.3) million and $(2.0) million for the three month ended September 30, 2004 and 2003, respectively, and includes $(5.9) million and $(2.8) million for the nine month ended September 30, 2004 and 2003, respectively, which represent the difference between net charge-offs and the provision for loan losses.

(2)   Noninterest income presented in the SVB Capital segment included warrant income of $1.2 million and $1.5 million, for the third quarter ended September 30, 2004 and 2003, respectively and $7.4 million and $4.5 million, for the nine months ended September 30, 2004 and 2003, respectively.

(3)   Commercial Banking segment included direct depreciation and amortization of $0.4 million and $0.3 million for the third quarter ended September 30, 2004 and 2003, respectively, and $1.3 million and $1.0 million for the nine months ended September 30, 2004 and 2003, respectively. Due to the complexity of the Company’s cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments totaling approximately $1.7 million and $1.6 million for the third quarter ended September 30, 2004 and 2003, respectively, and approximately $4.9 million and $4.6 million for the nine months ended September 30, 2004 and 2003, respectively.

(4)   Total average assets for the Commercial Banking and SVB Capital segments equal the greater of total loans or the sum of total deposits and total stockholders’ equity for each segment. Total assets presented in the SVB Alliant column included goodwill primarily related to the Alliant acquisition of $35.6 million and $81.6 million at September 30, 2004 and 2003, respectively.

10.  Common Stock Repurchase

$160.0 million share repurchase program authorized by the Board of Directors, effective May 7, 2003

On May 7, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to $160.0 million. This program became effective immediately and replaced previously announced stock repurchase programs. The Company did not repurchase any shares under this program during the nine months ended September 30, 2004. Under this program, the Company repurchased in aggregate 4.5 million shares of common stock totaling $113.2 million in 2003. The approximate value of shares that may still be repurchased under this program totaled $46.8 million as of September 30, 2004. On May 20, 2003, the Company purchased 1.3 million shares of common stock for approximately $33.4 million in conjunction with the Company’s convertible note offering. Additionally, during the second quarter of 2003, the Company entered into an accelerated stock repurchase agreement (“ASR”) for 3.2 million shares at an initial price of $79.9 million. The Company completed its settlement obligations under this ASR agreement in the third quarter of 2003.

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

Accelerated Stock Repurchase Agreements

In May 2003, January 2003, and November 2002, the Company entered into ASR agreements to facilitate the repurchase of shares of its common stock. As of December 31, 2003, the Company had completed all of its settlement obligations under these ASRs. The Company repurchased 3.2 million, 1.7 million, and 2.3 million shares of its common stock from the counterparties for $79.9 million, $29.9 million, and $40.0 million under the ASR agreements of May 2003, January 2003, and November 2002, respectively. These agreements had a five-year term. During the term of the agreements, the Company had an obligation to sell shares to the Counterparty equal to the number of shares the Company purchased from them at the outset of the agreement. The Company had the option to fulfill its obligation either by buying shares in the open market and selling those shares to the Counterparty at forward prices specified in the agreement or by issuing new shares and remitting them to the Counterparty in exchange for the forward price. The forward price was based on a formula that began with the price of the initial purchase and was adjusted for fees and commissions and the length of time from the initial purchase to when shares were sold or delivered to the Counterparty. The Company had complete discretion as to the timing and number of shares that the Company sold to the Counterparty subject to a cumulative minimum of 20.0% by the end of each year of the agreement. Under the ASRs, if the Company were required to pay the Counterparty and elected to settle its obligation in shares, the number of shares to be issued by the Company was capped.

The Company accounted for initial payment under the ASR agreements as a purchase of treasury stock, and the Company subsequently retired those shares. Prior to June 15, 2003, the effective date of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the Company accounted for ASRs under the Emerging Issues Task Force (“EITF”) No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”  EITF No. 99-7 provided that an entity should account for an accelerated stock repurchase program as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to its own common stock. The forward contract was to be accounted for in accordance with the provisions of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  As of December 31, 2003, the Company had fulfilled all its obligations under the ASR agreements in accordance with the provisions of SFAS No. 150.

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

The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, the Company uses a credit evaluation process and collateral requirements similar to those for loan commitments. The Company’s standby letters of credit are often cash-secured by its clients. The actual liquidity needs or the credit risk that the Company has experienced historically have been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

The table below summarizes the Company’s standby letter of credits at September 30, 2004. The maximum potential amount of future payments represents the amount that could be lost under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands as of	Expires within one	Expires after	Total amount	Maximum amount
September 30, 2004)	year or less	one year	outstanding	of future payments
Financial standby	$516,191	$71,645	$587,836	$587,836
Performance standby	4,001	6,180	10,181	10,181
Total	$520,192	$77,825	$598,017	$598,017

At September 30, 2004 and 2003, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.3 million and $2.8 million, respectively. At September 30, 2004 and 2003, cash collateral available to the Company to reimburse losses under financial and performance standby letters of credits was $228.6 million and $271.2 million, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Throughout the following management’s discussion and analysis when we refer to “Silicon Valley Bancshares,” or “we” or similar words, we intend to include Silicon Valley Bancshares and all of its subsidiaries collectively, including Silicon Valley Bank. When we refer to “Bancshares,” we are referring only to the parent entity, Silicon Valley Bancshares.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and notes as presented in Part I - Item 1 of this report and in conjunction with our 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to prior years’ results to conform to current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

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

Fee-based services also generate income for our business. We market our full range of financial services to all of our clients who include private equity firms and venture capitalists. In addition to commercial banking and private client services, we offer fee-based merger and acquisition services, private placements, and investment and advisory services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

In addition, we seek to obtain equity returns through investments in direct private equity and venture capital fund investments. We also manage three limited partnerships: a venture capital fund and two funds that invest in venture capital funds.

We are able to offer our clients financial products and services through four lines of banking and financial services, as discussed in further detail below: Commercial Banking, SVB Capital, SVB Alliant, Private Client Services and Other Services. These operating segments are strategic units that offer different services to different clients, and are managed separately because each segment appeals to different markets and, accordingly, require different strategies.

Commercial Banking

We provide solutions to the needs of our commercial clients in the technology, life science, and premium wine industry niches through our lending, deposit account and cash management, and global banking and trade products and services.

Through our lending products and services, we extend loans and other credit facilities to our commercial clients, most often secured by our clients’ assets. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable based lines of credit, asset- based loans, real estate loans, vineyard development loans, and financing of affordable housing projects. We often obtain warrants to purchase an equity position in a client company’s stock in consideration for making loans, and for the provision of certain other services to these clients.

Deposit account and cash management products and services, provide commercial clients with short and long-term cash management solutions. Deposit account products and services include traditional deposit and checking accounts, certificates of deposit, and money market accounts. In connection with deposit accounts, we also provide lockbox and merchant services that facilitate quicker depositing of checks and other payments to clients’ accounts. Cash management products and services include wire transfer and Automatic Clearing House (“ACH”) services to enable clients to transfer funds quickly from their deposit accounts. Additionally, the segment’s cash management services unit provides collection services, disbursement services, electronic funds transfers (including ACH services), and online banking through SVBeConnect.

Global banking and trade products and services, facilitate our clients’ global finance and business needs.  Global banking and trade products and services include, foreign exchange services that empower commercial clients to manage their foreign currency risks through the purchase and sale of currencies on the global inter-bank market. Also included are export trade finance services and products, including a variety of loans and credit facilities guaranteed by the Export-Import Bank of the United States to facilitate our clients’ international trade, as well as a variety of letters of credit, including export, import, and standby letters of credit, to enable clients to ship and receive goods globally. Additionally included are products and services in international cash management.

Within the Commercial Banking segment, we provide investment and advisory services through it’s broker-dealer subsidiary SVB Securities. These services enable our clients to better manage their assets, include mutual funds, fixed income securities, and investment reporting and monitoring.

Within the Commercial Banking segment, we actively manage commercial client investment portfolios through SVB Asset Management, one of it’s registered investment advisor subsidiaries, by providing our commercial clients with customized cash and investment portfolio management.

SVB Capital

SVB Capital focuses on the business needs of our venture capital and private equity clients while establishing and maintaining relationships with those firms domestically and internationally. Through this segment, we  provide banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services.

SVB Capital also makes investments in venture capital and other private equity firms, and in companies in the niches we serve. The segment also manages three venture funds that are consolidated into our financial statements: SVB Strategic Investors Fund, L.P. and SVB Strategic Investors Fund II, L.P., which are funds of funds that invest in other venture funds, and Silicon Valley BancVentures, L.P., a direct equity venture fund that invests in privately held technology and life-sciences companies. This segment also includes the interest in Partners For Growth, L.P., a fund that provides secured debt to “emerging-growth” clients, and the interests in Gold Hill Venture Lending Partners 03, L.P.

SVB Capital, through the Special Equities Group (a division of SVB Securities), also assists private equity firms with liquidating restricted securities following initial public offerings and mergers and acquisitions, including in-kind stock transactions, restricted stock sales, block trading, and special situations trading such as liquidation of foreign securities.

SVB Alliant

Through a broker-dealer subsidiary, we provide merger and acquisition (“M&A”), strategic alliance services, and specialized financial studies such as valuations and fairness opinions. In October 2003, we enhanced our investment banking product set by launching a Private Capital Group that provides advisory services for the private placement of securities.

Private Client Services and Other

Private Client Services and Other principally comprises of our Private Client Services group and other business services units. Private Client Services provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also provide our clients with deposit account products and services to meet cash management needs, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through our subsidiary, Woodside Asset Management, Inc., we provide individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals. In January 2004, our Private Banking group changed its name to “Private Client Services Group.”

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon our interim unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the accounting policies and estimates discussed below are the most critical to our interim unaudited consolidated financial statements because their application places the most significant demands on management regarding matters that are inherently uncertain. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of the management’s discussion and analysis. As of September 30, 2004, there have been no material changes to these policies since the last reporting period.

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

•  Marketable equity securities related to Taurus Growth Partners, L.P. and Libra Partners, L.P. For   information on these entities, see our 2003 Annual Report on Form 10-K under “Item 8. Consolidated Financial Statements and Supplementary Data—Note 2 to the Consolidated Financial Statements—Business Combinations.”

Unrealized gains on warrant and unrealized gains or losses on equity investment securities are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.”

•  Unrealized gains or losses after applicable taxes, on available-for-sale marketable equity securities that result from initial public offerings are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. We are often contractually restricted from selling equity securities, for a certain period of time, subsequent to the portfolio company’s initial public offering. Often, equity securities held by us for sale, are not registered under the Securities Act of 1933.  In such an event, we often seek exemption from the registration requirements of the Securities Act by effecting sales of equity securities of the portfolio company in compliance with the current public information, holding period, volume limitation and manner of sale requirements of Rule 144 under the Securities Act.  In addition, as an inducement to the underwriter(s) to underwrite such an offering, security holders, including us, typically enter into an agreement with the underwriter(s) and/or the portfolio company, pursuant to which the security holder agrees to refrain from selling the securities held by such holder for a period of time, often 180 days, after the initial public offering. As a result of such regulatory and contractual requirements, we are frequently restricted for some period of time in its ability to liquidate portfolio securities even after a portfolio company has completed an initial public offering. Gains or losses on these marketable equity instruments are recorded in our consolidated net income in the period the underlying securities are sold to a third party.

•  If we possess a warrant that can be settled with a net cash payment to us, the warrant meets the definition of a derivative instrument. Changes in fair value of such derivative instruments are recognized as securities gains or losses in our consolidated net income.

Marketable equity securities are recorded at fair value, which initially is the purchase cost of the securities. However, a decline in the fair value of any of these securities that is considered other-than-temporary is recorded in our consolidated net income in the period the impairment occurs. The cost basis of the underlying security is written down to fair value as a new cost basis.

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

•  By capital contributions to venture capital funds, which in turn, make investments in preferred or common stock of privately-held companies.

•  Through our venture capital fund, Silicon Valley BancVentures, L.P., which makes investments in preferred or common stock of privately-held companies.

•  Through our funds of funds, SVB Strategic Investors Fund, L.P. and SVB Strategic Investors Fund II, L.P., which make investments in venture capital funds, which in turn, invest in privately-held companies.

•   Through our investments in Partners For Growth, L.P., Gold Hill Venture Lending Partners 03 L.L.C., and Gold Hill Venture Lending 03, L.P., which makes investments in privately-held companies including equity and loans.

Unexercised warrant securities in private companies are initially recorded at a nominal value on our consolidated balance sheets. They are carried at this value until they become marketable or expire, except in the following circumstance:

Gains on warrant and gains or losses on equity investment securities that result from a portfolio company being acquired by a publicly-traded company are marked-to-market when the acquisition occurs. The resulting gains or losses are recognized into income on that date, in accordance with Emerging Issues Task Force, Issue No. 91-5, “Nonmonetary Exchange of Cost-Method Investments.”  Further fluctuations in the market value of these marketable equity securities, are excluded from consolidated net income and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition price, are recognized in our consolidated net income.

A summary of our accounting policies for other non-marketable equity securities is presented in the following table. A complete description of the accounting policies follows the table.

Private Equity and Venture Capital Fund Investments
Wholly-Owned by Bancshares	Cost basis less identified impairment, if any
Owned by Silicon Valley BancVentures, L.P., Partners For Growth, L.P., SVB Strategic Investors Fund, L.P., and SVB Strategic Investors Fund II, L.P.	Investment company accounting, adjusted to fair value on a quarterly basis through net income

Bancshares’ wholly-owned non-marketable venture capital fund investments and other direct equity investments are recorded on a cost basis as our interests are considered minor because we own less than 5.0 percent of the company and have no influence over the company’s operating and financial policies. Our cost basis in each investment is reduced by returns until the cost basis of the individual investment is fully recovered. Returns in excess of the cost basis are recorded as investment gains in noninterest income.

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

Investments held by Silicon Valley BancVentures, L.P. are recorded at fair value using investment accounting rules. The investments consist principally of stock in private companies that are not traded on a public market and are subject to restrictions on resale. These investments are carried at estimated fair value as determined by the general partner. The valuation generally remains at cost until such time that there is significant evidence of a change in values based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by Bancshares and has an ownership interest of 10.7% in Silicon Valley BancVentures, L.P. The limited partners do not have substantive participating rights. Therefore, Silicon Valley BancVentures, L.P. is fully consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income. The portion of any gains or losses belonging to the limited partners is reflected in minority interest in net losses of consolidated affiliates and adjusts Bancshares’ consolidated net income to its percentage ownership.

The SVB Strategic Investors Fund, L.P. and SVB Strategic Investors Fund II, L.P. (“SIF I & II”) portfolios consists primarily of investments in venture capital funds, which are recorded at fair value using investment company accounting rules. The carrying value of the investments is determined by the general partners based on the percentage of SIF I & II’s interest in the total fair market value as provided by each venture capital fund Investment. SVB Strategic Investors, L.L.C. and SVB Strategic Investors II, L.L.C. generally utilize the fair values assigned to the underlying respective portfolio investments by the management of the venture capital funds. The estimated fair value of the investments is determined after giving consideration to the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information. The general partner of SVB Strategic Investors Fund, L.P., SVB Strategic Investors, L.L.C., is owned and controlled by Bancshares and has an ownership interest of 11.1%. The general partner of SVB Strategic Investors Fund II, L.P., SVB Strategic Investors II, L.L.C., is owned and controlled by Bancshares and has an ownership interest of 14.4%. The limited partners of these funds do not have substantive participating rights. Therefore, SIF I & II are fully consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in our consolidated net income. The limited partner’s share of any gains or losses is reflected in minority interest in net losses of consolidated affiliates and adjusts Bancshares’ consolidated net income to its percentage ownership.

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

We analyze the historical loan loss migration trend by compiling gross loan loss data and by credit risk-rating for the rolling twelve-month periods as of the end of each quarter. Each of the loans charged-off over the twelve-month period is assigned a credit risk rating at the period end of each of the preceding four quarters. On an annual basis, the model calculates charged-off loans as a percentage of current period end loans by credit risk-rating category. The percentages are averaged and are aggregated to estimate our loan loss factors. The annual periods reviewed and averaged to form the loan loss factors for twelve quarters of history. The current period end client loan balances are aggregated by risk-rating category. Loan loss factors for each risk-rating category are ultimately applied to the respective period end client loan balances for each corresponding risk-rating category, to provide an estimation of the allowance for loan losses.

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

A macro allocation is calculated each quarter based upon an assessment of the risks that may lead to a loan loss experience different from our historical results. These risks are aggregated to become our macro allocation. Based on management’s prediction or estimates of changing risks in the lending environment, the macro allocation may vary significantly from period to period and includes but is not limited to consideration of the following factors:

•   Changes in lending policies and procedures, including underwriting standards and collections, charge-off and recovery practices.

•   Changes and development in national and local economic business conditions, including the market and economic condition of our clients’ industry sectors.

•   Changes in the nature of our loan portfolio.

•   Changes in experience, ability and depth of lending management and staff.

•   Changes in the trend of the volume and severity of past due and classified loans.

•   Changes in the trend of the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications.

Finally, we compute several modified versions of the model, which provide additional assurance that the statistical results of the historical loan loss migration model are reasonable. Our Chief Credit Officer and Chief Financial Officer evaluate the adequacy of the allowance for loan losses based on the results of our analysis.

Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Our goodwill at September 30, 2004 related to the acquisition of SVB Alliant, a mergers and acquisitions firm. The value of this goodwill is supported ultimately by the free cash flows from the acquired businesses. A decline in earnings as a result of a decline in mergers and acquisitions transaction volume or a decline in the valuations of mergers and acquisitions clients could lead to impairment, which would be recorded as a write-down in our consolidated net income.

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

Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the business, economic or political climate, an adverse action or assessment by a regulator, unanticipated competition, and a more likely-than-not expectation that a reporting unit will be sold or disposed of. More information about goodwill is included in “ Part 1, Item 1 - Interim Unaudited Consolidated Financial Statements, Note 6. Goodwill” and in our 2003 Annual Report on Form 10-K, “Item 8. Consolidated Financial Statements and Supplementary Data” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results.”

Results of Operations

Earnings Summary

We reported net income of $16.1 million, or $0.43 per diluted common share, for the third quarter ended September 30, 2004. This was $1.3 million, or 7.6%, lower than net income of $17.4 million, or $0.49 per diluted common share, for the third quarter ended September 30, 2003, however, there were significant fluctuations in various components within net income. The lower net income is in part attributable to higher noninterest expenses of $11.9 million, which were largely attributable to higher compensation and benefits expenses of $4.5 million, higher professional services expenses of $2.6 million, and an impairment of goodwill expense related to Woodside Asset Management of $1.9 million. Additionally, the recovery of provision for loan losses was $4.2 million lower in 2004 than in 2003, primarily due to the recovery of a significant loan loss in the third quarter of 2003. However, net interest income was $10.5 million higher in 2004 than in 2003. A detailed analysis of the underlying reasons for the higher net interest income and lower provision for loan losses is provided following the table summarizing the components and changes of net income.

We also reported net income of $45.8 million, or $1.24 per diluted common share, for the nine months ended September 30, 2004. This was $18.5 million, or 68.0%, higher than net income of $27.3 million, or $0.72 per diluted common share, for the corresponding nine months ended September 30, 2003. Net income for the nine months ended September 30, 2003 was lower than the comparable nine months ended September 30, 2004, primarily due to incremental net interest income from improved yields on investment securities and loans and increases of noninterest income, offset by increases of noninterest expense, particularly in compensation benefits and professional fees. Additionally, we recognized an impairment of goodwill charge of $17.0 million during the second quarter of 2003.

The major components and changes of net income are summarized in the following table:

	For the Third Quarter			For the Nine Months
	Ended September 30,		%	Ended September 30,		%
(Dollars in thousands)	2004	2003	Change	2004	2003	Change

Net interest income	$60,993	$46,274	31.8	$166,842	$140,952	18.4
Provision for loan losses	(3,251)	(7,449)	(56.4)	(5,993)	(2,903)	106.4
Noninterest income	21,802	21,340	2.2	78,196	56,291	38.9
Noninterest expense	60,706	48,804	24.4	177,525	166,115	6.9
Minority interest in net (gains) losses of consolidated affiliates	(2)	7	(128.6)	(550)	6,251	(108.8)
Income before income taxes	25,338	26,266	(3.5)	72,956	40,282	81.1
Income tax expense	9,235	8,837	4.5	27,135	13,011	108.6
Net income	$16,103	$17,429	(7.6)	$45,821	$27,271	68.0
Return on average assets(1)	1.3%	1.7%		1.3%	0.9%
Return on average stockholders’ equity(1)	13.0%	16.0%		12.9%	7.2%

(1)           Quarterly ratios represent annualized net income divided by quarterly average assets/equity.

Net Interest Income and Margin

Net interest income is defined as the difference between interest earned primarily on loans, investment securities, federal funds sold and securities purchased under agreement to resell, and interest paid on funding sources primarily deposits. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of annualized taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as annualized interest expense as a percentage of average interest-earning assets.

The following tables set forth average assets, liabilities, minority interest, stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the third quarter and nine months ended September 30, 2004 and 2003, respectively.

AVERAGE BALANCES, RATES AND YIELDS

	For the third quarter ended September 30,
	2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets:
Federal Funds Sold and Securities Purchased Under Agreement to Resell(1)	$324,779	$1,347	1.6%	$439,793	$1,204	1.1%
Investment Securities:
Taxable	1,953,491	19,763	4.0	1,385,622	10,532	3.0
Non-Taxable(2)	107,176	1,760	6.5	145,607	2,422	6.6
Loans:
Commercial	1,665,871	37,377	8.9	1,454,103	32,744	8.9
Real Estate Construction and Term	129,524	1,728	5.3	98,312	1,709	6.9
Consumer and Other	223,106	2,534	4.5	185,372	1,987	4.3
Total Loans	2,018,501	41,639	8.2	1,737,787	36,440	8.3
Total Interest-Earning Assets	4,403,947	64,509	5.8	3,708,809	50,598	5.4

Cash and Due From Banks	207,732			190,769
Allowance for Loan Losses	(63,348)			(73,042)
Goodwill	37,531			83,548
Other Assets	222,248			198,194
Total Assets	$4,808,110			$4,108,278

Funding Sources:
Interest-Bearing Liabilities:
NOW Deposits	$26,663	34	0.5	$22,047	25	0.4
Regular Money Market Deposits	528,048	667	0.5	342,778	435	0.5
Bonus Money Market Deposits	769,664	968	0.5	749,351	945	0.5
Time Deposits	310,672	469	0.6	471,197	791	0.7
Short-Term Borrowings	9,570	72	3.0	9,185	69	3.0
Long-Term Debt	204,646	690	1.3	201,821	1,212	2.4
Total Interest-Bearing Liabilities	1,849,263	2,900	0.6	1,796,379	3,477	0.8
Portion of Noninterest-Bearing Funding Sources	2,554,684			1,912,430
Total Funding Sources	4,403,947	2,900	0.3	3,708,809	3,477	0.4

Noninterest-Bearing Funding Sources:
Demand Deposits	2,316,699			1,772,609
Other Liabilities	86,257			67,219
Minority Interest in Capital of Consolidated Affiliates	64,309			39,170
Stockholders’ Equity	491,582			432,901
Portion Used to Fund Interest-Earning Assets	(2,554,684)			(1,912,430)
Total Liabilities, Minority Interest and Stockholders’ Equity	$4,808,110			$4,108,278

Net Interest Income and Margin		$61,609	5.6%		$47,121	5.0%

Total Deposits	$3,951,746			$3,357,982

(1)	Includes average interest-bearing deposits in other financial institutions of $10,623 and $0 for the third quarter ended September 30, 2004 and 2003, respectively.
(2)

Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in 2004 and 2003.  The tax equivalent adjustments were $616 and $847 for the third quarter ended September 30, 2004 and 2003, respectively.

AVERAGE BALANCES, RATES AND YIELDS

	For the nine months ended September 30,
	2004			2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-Earning Assets:
Federal Funds Sold and Securities Purchased Under Agreement to Resell(1)	$448,314	$4,096	1.2%	$345,148	$3,163	1.2%
Investment Securities:
Taxable	1,761,164	51,775	3.9	1,257,424	29,466	3.1
Non-Taxable(2)	131,854	5,993	6.1	144,616	7,318	6.8
Loans:
Commercial	1,579,009	104,237	8.8	1,509,925	101,541	9.0
Real Estate Construction and Term	112,109	4,409	5.3	101,350	4,666	6.2
Consumer and Other	211,497	6,905	4.4	194,562	6,203	4.3
Total Loans	1,902,615	115,551	8.1	1,805,837	112,410	8.3
Total Interest-Earning Assets	4,243,947	177,415	5.6	3,553,025	152,357	5.7

Cash and Due From Banks	209,448			189,981
Allowance for Loan Losses	(65,015)			(72,857)
Goodwill	37,545			94,836
Other Assets	222,890			200,266
Total Assets	$4,648,815			$3,965,251

Funding Sources:
Interest-Bearing Liabilities:
NOW Deposits	$25,411	85	0.4	$23,719	81	0.5
Regular Money Market Deposits	504,081	1,900	0.5	309,309	1,315	0.6
Bonus Money Market Deposits	739,726	2,784	0.5	664,787	2,794	0.6
Time Deposits	333,986	1,507	0.6	517,201	2,846	0.7
Short-Term Borrowings	9,667	214	3.0	9,263	207	3.0
Long-Term Debt	204,374	1,985	1.3	102,005	1,601	2.1
Total Interest-Bearing Liabilities	1,817,245	8,475	0.6	1,626,284	8,844	0.7
Portion of Noninterest-Bearing Funding Sources	2,426,702			1,926,741
Total Funding Sources	4,243,947	8,475	0.3	3,553,025	8,844	0.3

Noninterest-Bearing Funding Sources:
Demand Deposits	2,220,740			1,704,046
Other Liabilities	81,535			66,553
Trust Preferred Securities	—			25,661
Minority Interest in Capital of Consolidated Affiliates	55,077			35,845
Stockholders’ Equity	474,218			506,862
Portion Used to Fund Interest-Earning Assets	(2,426,702)			(1,926,741)
Total Liabilities, Minority Interest and Stockholders’ Equity	$4,648,815			$3,965,251

Net Interest Income and Margin		$168,940	5.3%		$143,513	5.4%

Total Deposits	$3,823,944			$3,219,062

(1)	Includes average interest-bearing deposits in other financial institutions of $9,039 and $1,040 for the nine months ended September 30, 2004 and 2003, respectively.
(2)

Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in 2004 and 2003. The tax equivalent adjustments were $2,098 and $2,561 for the nine months ended September 30, 2004 and 2003, respectively.

Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as “volume change.”  Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of simultaneous change attributable to both volumes and rates for the periods indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35.0% in 2004 and 2003.

	2004 Compared to 2003
	Third Quarter Ended September 30,			Nine Months Ended September 30,
	Increase (Decrease)			Increase (Decrease)
	Due to Change in			Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell	$(370)	$513	$143	$945	$(12)	$933
Investment securities	4,444	4,125	8,569	13,053	7,931	20,984
Loans	5,706	(507)	5,199	5,998	(2,857)	3,141
Increase in interest income	9,780	4,131	13,911	19,996	5,062	25,058

Interest expense:
NOW deposits	6	3	9	6	(2)	4
Regular money market deposits	233	(1)	232	750	(165)	585
Bonus money market deposits	23	—	23	299	(309)	(10)
Time deposits	(250)	(72)	(322)	(887)	(452)	(1,339)
Short-term borrowings	3	—	3	9	(2)	7
Long-term debt	167	(689)	(522)	1,526	(1,142)	384
(Decrease) increase in interest expense	182	(759)	(577)	1,703	(2,072)	(369)
Increase in net interest income	$9,598	$4,890	$14,488	$18,293	$7,134	$25,427

Third quarter ended September 30, 2004 compared to third quarter ended September 30, 2003

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $61.6 million for the third quarter ended September 30, 2004, an increase of $14.5 million, or 30.7% from the comparable 2003 period. The increase in net interest income was the result of a $13.9 million increase in interest income and a $0.6 million decrease in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $13.9 million increase in interest income was primarily the result of a $9.8 million favorable volume variance. The favorable volume variance resulted from a $695.1 million, or 18.7% increase, in average interest-earning assets. Increases in our sources of funding, largely deposits, were the main contributors to the increase in average interest-earning assets. Deposits increased due to an improved venture capital funding environment. This increase was primarily centered in investment securities and loans, which collectively increased $810.2 million.

Average investment securities increased by $529.4 million, resulting in a $4.4 million favorable volume variance. In particular, relatively higher-yielding mortgage-backed securities and collateralized mortgage obligations increased by $658.3 million. We estimated the average duration of the investment portfolio at September 30, 2004 to be 2.8 years.

In addition, average loans increased by $280.7 million resulting in a $5.7 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which represented $211.8 million of the increase, followed by smaller increases in the real estate and consumer loan categories. The increase in average loans reflects an improvement in economic activity and in the markets served by us. Our strategy is to grow average loans modestly throughout 2004, as our corporate technology efforts continue to develop.

Average federal funds sold and securities purchased under agreement to resell for the third quarter ended September 30, 2004 decreased, resulting in a $0.4 million unfavorable volume variance. The decrease was mainly due to our shifting funds into our investment portfolio.

Interest Income - Change in Market Interest Rates and Shift in Investment Portfolio Mix (Rate Variance)

The $13.9 million increase in interest income is also driven by a $4.1 million favorable rate variance. The yield on average interest-earning assets increased 40 basis points overall, largely driven by higher yields in average taxable investment securities. The increase in yields on interest-earning assets was primarily caused by a shift in the average investment portfolio mix and the increase in our weighted-average prime rate and in short-term market rates.

The average yield on taxable investment securities for the third quarter ended September 30, 2004 increased 100 basis points to 4.0% from 3.0% in the comparable prior year period, causing a $4.1 million favorable rate variance associated with our average investment securities. This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher-yielding, mortgage-backed securities and collateralized mortgage obligations.

We incurred a $0.5 million unfavorable rate variance associated with our loan portfolio, largely driven by lower yields from the real estate and construction loan category offset by slight increase in yields from the consumer loan category. In addition, we incurred a $0.5 million favorable rate variance associated with federal funds sold and securities under agreement to resell. This was largely due to a rise in the weighted-average prime rate of 40 basis points from 4.0% as of the third quarter ended September 30, 2003 to 4.4% in the comparable current year period of 2004, which helped to increase yields from 1.1% to 1.6%.

Many elements of our interest-earning assets are extremely interest rate sensitive, thus we expect that any future increase in market interest rates will be incremental to our earnings.

Interest Expense

Total interest expense for the third quarter ended September 30, 2004 decreased by $0.6 million from the same period a prior year ago, despite an increase of our interest-bearing liabilities by $52.9 million, or 2.9%. The decrease was a result of a favorable rate variance of $0.8 million resulting largely from reductions in interest expense related to long-term debt. This was offset by an unfavorable volume variance of $0.2 million due in large part to increases in regular money market deposits and long-term debt, offset by lower time deposits.

The favorable rate variance of $0.8 million was primarily related to a decrease in interest expense from long-term debt. In the third quarter of 2003, we paid interest expense of $0.8 million on $40.0 million, 8.25% Junior Subordinated Debentures. In the fourth quarter of 2003, we entered into a five-year interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair value associated with our Junior Subordinated Debentures. The terms of this interest rate hedge agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (“LIBOR”) plus a spread. In the third quarter ended September 30, 2004, we paid interest expense of $0.9 million on the $50.0 million Junior Subordinated Debenture. However, the interest rate hedge agreement provided a swap benefit of $0.5 million, resulting in net interest expense of $0.4 million for the third quarter ended September 30, 2004.

The $0.2 million unfavorable volume variance was a result of increases in regular money market deposits and long-term debt, as discussed above, causing a total of $0.4 million unfavorable volume variance, offset by lower time deposits, which represented a $0.3 million favorable volume variance. Due to the general improvement in the venture capital funding environment, highly-liquid money market deposits have increased by $205.6 million, while longer-term time deposits have decreased by $160.5 million. Our clients may use time deposits as collateral for letters of credit issued by Silicon Valley Bank on their behalf, to certain third parties such as real estate lessors. We believe time deposits have decreased partly because of a softer real estate market, which generally reduces the frequency of these types of arrangements. Moreover, due to the general improvement in the economic environment, borrowings secured by time deposits have decreased.

The average cost of funds paid in third quarter ended September 30, 2004 was 0.3% down from 0.4% paid in the third quarter ended September 30, 2003. The decrease in the average cost of funds was largely due to the decreases in the average rates paid on our time deposit product.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $168.9 million for the nine months ended September 30, 2004, an increase of $25.4 million, or 17.7%, from the comparable 2003 period. The increase in net interest income was the result of a $25.1 million increase in interest income and by a $0.4 million decrease in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $25.1 million increase in interest income for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, was primarily the result of a $20.0 million favorable volume variance. The favorable volume variance resulted from a $690.9 million, or 19.4% increase, in average interest-earning assets. Increases in our sources of funding, largely deposits, were the main contributors to the increase in average interest-earning assets. Deposits increased due to an improved venture capital funding environment. This increase was primarily centered in investment securities and loans, which collectively increased $587.8 million.

Average investments securities increased by $491.0 million, resulting in a $13.1 million favorable volume variance. In particular, relatively higher-yielding mortgage-backed securities and collateralized mortgage obligations increased by $582.1 million for the nine months ended September 30, 2004.

In addition, average loans increased by $96.8 million in the nine months ended September 30, 2004, resulting in a $6.0 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which represented $69.1 million of the increase, followed by smaller increases in the real estate and consumer loan categories. The increase in average loans reflects an improvement in economic activity and in the markets served by us. Our strategy is to grow average loans modestly throughout 2004, as our corporate technology efforts continue to develop.

Average federal funds sold and securities purchased under agreement to resell in the nine months ended September 30, 2004 increased, resulting in a $0.9 million favorable volume variance. The increase was mainly due to the growth in funding sources, of mainly deposits.

Interest Income — Change in Market Interest Rates and Shift in Investment Portfolio Mix (Rate Variance)

The $25.1 million increase in interest income is also driven by a $5.1 million favorable rate variance. Overall yield on average interest-earning assets remained steady, largely driven by higher yields in average taxable investment securities, offset by lower yields in average loans.

The average yield on taxable investment securities increased 80 basis points to 3.9% for the nine months ended September 30, 2004 from 3.1% for the nine months ended September 30, 2003, causing a $7.9 million favorable rate variance associated with our investment securities. This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher-yielding mortgage-backed securities and collateralized mortgage obligations.

We also incurred a $2.9 million unfavorable rate variance associated with our loan portfolio, which is largely driven by lower yields from the commercial and consumer loan categories, offset by slight increased yield from the real estate and construction loan category. Weighted average interest rates for the nine months ended September 30, 2004 were lower than the nine months ended September 30, 2003.

Interest Expense

Total interest expense in the nine months ended September 30, 2004 decreased by $0.4 million from the nine months ended September 30, 2003, despite a $191.0 million, or 11.7% increase in our interest-bearing liabilities. The decrease was the result of a $2.1 million favorable rate variance, offset by a $1.7 million unfavorable volume variance.

We experienced a favorable rate variance of $2.1 million primarily due to lower interest expense related to long-term debt. In the fourth quarter of 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair value associated with our Junior Subordinated Debentures. The terms of this interest rate hedge agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on LIBOR plus a spread. For the nine months ended September 30, 2004, we paid interest expense of $2.6 million on the $50.0 million Junior Subordinated Debenture. However, the interest rate hedge agreement provided a benefit of $1.7 million, resulting in net interest expense of $0.9 million for the nine months ended September 30, 2004. In the third quarter of 2003, we reclassified $40.0 million, 8.25% Trust Preferred Securities as long-term debt and paid $0.8 million in interest expense (see explanation of reclassification above). Reductions in the average rates paid on our time deposit products and bonus money market deposit products coupled with the movement of client funds from time deposits to more liquid money market deposits also contributed to the favorable rate variance.

The unfavorable volume variance of $1.7 million was due in large part to a $1.5 million unfavorable volume variance related to long-term debt. In particular, for the first half of 2003, Trust Preferred Securities were classified outside of interest-bearing liabilities, and its related distributions were classified in noninterest expense. In the third quarter of 2003 and in periods thereafter, the application of SFAS No. 150 mandated the classification of our Junior Subordinated Debentures (and formerly, our Trust Preferred Securities) as interest-bearing liabilities, causing a substantial portion of this volume variance.

The $1.7 million unfavorable volume variance was also a result of increases in regular money market deposits and bonus money market deposits causing a total of $1.0 million unfavorable volume variance, offset by lower time deposits, which represented a $0.9 million favorable volume variance. Due to the general improvement in the venture capital funding environment, highly-liquid money market deposits have increased by $269.7 million, while longer-term time deposits have decreased by $183.2 million. Our clients may use time deposits as collateral for letters of credit issued by Silicon Valley Bank on their behalf, to certain third parties such as real estate lessors. We believe time deposits have decreased partly because of a softer real estate market, which generally reduces the frequency of these types of arrangements. Moreover, due to the general improvement in the economic environment, borrowings secured by time deposits have decreased.

The average cost of funds paid in the nine months ended September 30, 2004 remained the same as of the average cost of funds paid for the nine months ended September 30, 2003 of 0.3%.

Provision For Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments. A large part of the loan recoveries in 2003 related to a settlement in August 2003 of litigation commenced by us relating to a charged-off  loan. This was reflected in the provision for loan losses for both the third quarter and nine months ended September 30, 2004 and 2003. In October 2000, we filed a civil lawsuit for approximately $8.3 million (plus attorneys’ fees and interest) in the United States District Court for the Central District of California, against certain insurance companies for various causes of action, including breach of contract, breach of the duty of good faith, and fair dealing and fraud. The lawsuit concerned our claim for insurance coverage under an insurance policy issued to us by these insurance companies related to a loan made by us to finance production of a film. In the third quarter of 2003, the parties entered into a confidential and mutually agreeable settlement agreement, after which the we dismissed the lawsuit. As a result of the settlement, we recorded significant recovery related to a previously charged-off film loan.

Third quarter ended September 30, 2004 compared to quarter ended September 30, 2003

We realized a recovery of provision for loan losses of $3.3 million for the third quarter ended September 30, 2004, compared to a recovery of provision for loan losses of $7.5 million for the comparable quarter a year ago, a decrease of $4.2 million. The decrease was largely attributable to the significant loan recovery in 2003 related to the settlement of the film loan litigation.

We incurred net charge-offs of approximately $49.0 thousand for the third quarter ended September 30, 2004 compared to net recoveries of $5.4 million for the third quarter ended September 30, 2003. Credit quality remained strong with nonperforming loans at 0.7% of total gross loans. See “Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional related discussion.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

We realized a recovery of provision for loan losses of $6.0 million in the nine months ended September 30, 2004 compared to a recovery of provision for loan losses of $2.9 million in the nine months ended September 30, 2003. This represented an improvement of $3.1 million. The higher recovery of provisions for loan losses was net of the impact of the loan recovery related to the settlement of the film loan litigation in 2003. The residual improvement in the recovery of loan losses was primarily attributable to improved economic conditions. We benefited from net recoveries of approximately $93.0 thousand in the nine months ended September 30, 2004 and credit quality remained strong with nonperforming loans at 0.7% of gross loans.

Noninterest Income

The following table summarizes the components of noninterest income for the third quarter and nine months ended September 30, 2004 and 2003, and the percent changes from the 2003 periods to the 2004 periods:

	For the Third Quarter			For the Nine Months
	Ended September 30,		%	Ended September 30,		%
(Dollars in thousands)	2004	2003	Change	2004	2003	Change

Client investment fees	$6,955	$5,793	20.1	$19,622	$18,159	8.1
Corporate finance fees	3,197	2,737	16.8	18,181	11,522	57.8
Letter of credit and foreign exchange income	3,874	3,419	13.3	11,408	10,050	13.5
Deposit service charges	3,187	3,567	(10.7)	10,595	9,688	9.4
Income from client warrants	1,152	1,518	(24.1)	7,370	4,531	62.7
Investment gains (losses)	133	1,317	(89.9)	1,933	(7,227)	126.7
Other	3,304	2,989	10.5	9,087	9,568	(5.0)
Total noninterest income	$21,802	$21,340	2.2	$78,196	$56,291	38.9

Third quarter and nine months ended September 30, 2004 compared to third quarter and nine months ended September 30, 2003

We offer private-label investments, sweep products, and asset management services on which we earn fees.

The following table summarizes client investment funds in private-label client investment, sweep products, and client investment assets under management as of September 30, 2004 and 2003:

	At	At
	September 30,	September 30,
(Dollars in millions)	2004	2003
Client Investment Funds:
Private Label Client Investment Funds	$7,211	$7,136
Sweep Funds	1,129	976
Client Investment Assets Under Management	2,338	274
Total Client Investment Funds(1)	$10,678	$8,386

(1) Client funds invested through Silicon Valley Bancshares, maintained at third party financial institutions.

Total client investment funds were $10.7 billion at September 30, 2004, compared to $8.4 billion at September 30, 2003, an increase of $2.3 billion, or by 27.3%. As of September 30, 2004, SVB Asset Management accounted for $2.3 billion, or 21.8%, of the total client investment funds. Mutual fund products were $6.1 billion at both September 30, 2004 and 2003.

Client investment fee income for the third quarter ended September 30, 2004 of $7.0 million was $1.2 million, or 20.1% higher, than for the third quarter ended September 30, 2003. Client investment fee income for the nine months ended September 30, 2004 of $19.6 million was $1.5 million or 8.1% higher, than for the nine months ended September 30, 2003. The increased income in both the third quarter and the nine months ended September 30, 2004 as compared to September 30, 2003 was largely attributable to the growth in client investment funds generating this income.

Our fees, calculated on clients’ average balances, ranged from 9 to 72 basis points as of September 30, 2004, compared to a range of 9 to 58 basis points as of September 30, 2003.

Corporate finance fees increased for the third quarter and nine months ended September 30, 2004 over the comparable prior year periods. The nine months ended September 30, 2004 also included a single large investment banking transaction, which generated $6.1 million in fees. SVB Alliant’s business is highly variable so we expect to see significant changes in corporate finance fees from quarter to quarter.

Letter of credit and foreign exchange income increased for the third quarter and nine months ended September 30, 2004 over the comparable prior year periods. The increase was primarily due to a higher volume of client exchange transactions, which resulted from increased global economic activity associated with our clients’ markets.

Deposit service charges increased for the nine months ended September 30, 2004 over the same prior year period as we have expanded and enhanced our suite of fee-based financial (depository) services and client usage has increased overall. However, deposit service charges decreased for the third quarter ended September 30, 2004 over the same prior year period. Clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments that we recognize as deposit service charges income. Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received lower earnings credits in the nine months ended September 30, 2004 compared to the respective prior year period due to lower market interest rates, resulting in fewer earnings credits to offset deposit service charges. Clients received higher earnings credit in the third quarter ended September 30, 2004 compared to the respective prior year period due to increased market interest rates in the third quarter of 2004, resulting in additional credits to offset deposit service charge.

Income from client warrants increased for the nine months ended September 30, 2004 over the same period in 2003, while decreasing for the third quarter ended September 30, 2004 over the same period in 2003. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan pricing, covenants or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends on factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of warrant related income with any degree of accuracy and it is likely to vary materially from period to period.

Income from client warrants recognized during the third quarter ended September 30, 2004 and 2003 was $1.2 million and $1.5 million, respectively. The portion attributable to proceeds from sales of the underlying securities was $1.1 million and $1.5 million, respectively.

For the third quarter ended September 30, 2004, we recognized lower net investment gains compared to the same period in 2003. We recognized net investment gains for the nine months ended September 30, 2004 over net investment losses for the nine months ended September 30, 2003. Investment gains for the third quarter and nine months ended September 30, 2004 were concentrated in our managed funds of funds, our managed venture capital fund, and direct equity investments. Losses on our equity investments, excluding the impact of minority interest, were $0.6 million for the third quarter ended September 30, 2004, compared to net gains of $0.9 million from the prior period a year ago. Losses on our equity investments, excluding the impact of minority interest, were $2.3 million for both the nine months ended September 30, 2004 and 2003. We expect continued volatility in the performance of our equity portfolio.

Noninterest Expense

Noninterest expense totaled $60.7 million for the third quarter of 2004, an increase of $11.9 million, or 24.4%, from $48.8 million during the third quarter of 2003. Noninterest expense totaled $177.5 million for the nine months ended September 30, 2004, an increase of $11.4 million, or 6.9% from the $166.1 million during nine months ended September 30, 2003. Noninterest expense for the nine months ended September 30, 2003 included a $17.0 impairment charge related to goodwill. The following table presents the detail of noninterest expense including the percent change in noninterest expense for the current year periods compared to the prior year periods:

	For the third quarter ended September 30,		%	For the nine months ended September 30,		%
(Dollars in thousands)	2004	2003	Change	2004	2003	Change

Compensation and benefits	$36,926	$32,472	13.7	$112,182	$93,176	20.4
Net occupancy	4,512	4,614	(2.2)	13,622	13,119	3.8
Professional services	4,967	2,378	108.9	13,182	9,802	34.5
Furniture and equipment	3,067	2,654	15.6	9,426	7,558	24.7
Business development and travel	2,654	1,874	41.6	6,825	5,786	18.0
Correspondent bank fees	1,407	1,075	30.9	3,931	3,209	22.5
Data processing services	735	926	(20.6)	2,609	3,409	(23.5)
Telephone	856	707	21.1	2,540	2,342	8.5
Postage and supplies	808	590	36.9	2,452	1,806	35.8
Impairment of goodwill	1,910	—	100.0	1,910	17,000	(88.8)
Tax credit fund amortization	620	712	(12.9)	1,860	2,143	(13.2)
Advertising and promotion	647	374	73.0	1,827	905	101.9
Other	1,597	428	273.1	5,159	5,860	(12.0)
Total noninterest expense	$60,706	$48,804	24.4	$177,525	$166,115	6.9

Third quarter ended September 30, 2004 compared to the third quarter ended September 30, 2003

The net increase in noninterest expense of $11.9 million was primarily attributable to an increase in compensation and benefits of $4.5 million, an increase in professional services of $2.6 million, an impairment of goodwill expense for Woodside Asset Management of $1.9 million, and an increase in business development and travel of $0.8 million, with other components of noninterest expense accounting for a remaining increase of $2.1 million. Other noninterest expense in the third quarter ended September 30, 2003 benefited from a recovery of a previously charge-off item which totaled $1.2 million.

Compensation and benefits expense totaled $36.9 million for the third quarter of 2004, an net increase of $4.5 million. The primary components of this net increase were from a rise in base salaries expense of $1.4 million, an increase in Employee Stock Ownership Plan (“ESOP”) costs of $1.5 million, an increase in stock-based compensation of $0.5 million, lower incentive stock compensation expense of $(0.4) million, and a net increase in other components of compensation and benefits expense accounting for the remaining increase of $1.5 million.

Professional service expense totaled $5.0 million for the third quarter of 2004, an increase of $2.6 million. The primary components of this net increase were a net increase in legal fees of $1.2 million and an increase in consulting fees of $0.8 million. In the third quarter ended September 30, 2003, we recorded a significant recovery related to a previously charged-off film loan. We applied approximately $1.2 million of the proceeds of this recovery against legal expense recognized in the third quarter ended September 30, 2003. The increase in consulting fees in 2004 is primarily attributable to the consulting on investment projects and additional resources applied to meeting the requirements of the Sarbanes-Oxley Act.

Business development and travel expense totaled $2.7 million for the third quarter of 2004, an increase of $0.8 million, or 41.6%, from $1.9 million during the third quarter of 2003. The primary component of this net increase, were costs related to our sponsorship of the inaugural SVB Tech Investors Forum in September 2004. The event was held in San Francisco, California, at which 76 public and private technology companies presented to over 500 investors. There were also additional incremental travel expenses associated with the opening in September 2004 of our international subsidiaries in London, U.K., and Bangalore, India.

The impairment of goodwill expense for Woodside Asset Management was recognized in the third quarter of 2004. Please see Part 1, Item 1 Interim Unaudited Consolidated Financial Statements — Note 6 Goodwill for further discussion.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

The net increase in noninterest expense was $11.4 million. The primary increases in noninterest expense were attributable to compensation and benefits of $19.0 million, professional services of $3.4 million, furniture and equipment expense of $1.9 million, business development and travel of $1.0 million, and advertising and promotion expense of $0.9 million, with other components of noninterest expense accounting for a remaining net increase of $0.3 million. Impairment of goodwill decreased by $15.1 million.

Impairment of goodwill expense was $1.9 million in 2004. This was recorded in the third quarter of 2004 and related to Woodside Asset Management. Impairment of goodwill expense was $17.0 million in 2003. This was recorded in the second quarter of 2003 and related to SVB Alliant. Please see Part 1, Item 1 Interim Unaudited Consolidated Financial Statements — Note 6. Goodwill for further discussion.

Compensation and benefits expense totaled $112.2 million for the nine months ended September 30, 2004, a net increase of $19.0 million, or 20.4%, from $93.2 million for the nine months ended September 30, 2003. The primary components of this net increase were an increase in incentive compensation of $9.6 million, an increase in base salaries expense of $2.0 million, an increase in Employee Stock Ownership Plan (“ESOP”) costs of $1.6 million, and the inclusion of warrant and retention compensation plans in the year-to-date 2004 compensation and benefits expense, which were included in the other category in year-to-date 2003, for an additional $1.3 million of the increase, with a net increase in other components of compensation and benefits expense accounting for the remaining increase of $4.5 million.

The increase in incentive compensation expense can largely be attributed to our improved performance. In addition, we implemented a new combined performance and retention compensation plan at SVB Alliant. This plan provides for the payment of retention amounts in late 2004 and late 2005. We expect “pay-for-performance” and other forms of incentive compensation to constitute a greater portion of aggregate compensation and benefits expense in future periods, causing such expense to fluctuate with our operating results.

Base salaries expense totaled $61.2 million in the nine months ended September 30, 2004, an increase of $2.1 million, or by 3.5%, compared to $59.1 million in the nine months ended September 30, 2003. Full-time equivalent (“FTE”) personnel were 1,019 at September 30, 2004, an increase of 62 FTE, or 6.5%, from 957 FTE personnel at September 30, 2003.

Professional service expense totaled $13.2 million for the nine months ended September 30, 2004, an increase of $3.4 million, or 34.5%, from $9.8 million during the nine months ended September 30, 2003. The primary components of this net increase were, increased legal fees in 2004 attributable to the benefit recorded in the third quarter of 2003. In the third quarter ended September 30, 2003, we recorded a significant recovery related to a previously charged-off film loan. We applied approximately $1.2 million of the proceeds of this recovery against legal expense recognized in the third quarter ended September 30, 2003. Additionally, there were increases in consulting fees of $1.4 million, primarily attributable to consulting on investment projects and additional resources applied to meeting the requirements of the Sarbanes-Oxley Act, and an increase in accounting and audit fees of $1.2 million.

Furniture and equipment expenses increased to $9.4 million for the nine months ended September 30, 2004, an increase of $1.9 million. This was primarily due to the accelerated recognition of depreciation on assets associated with the consolidation of two California offices.

Business development and travel expense totaled $6.8 million for the nine months ended September 30, 2004, an increase of $1.0 million, or 18.0%, from $5.8 million during the nine months ended September 30, 2003. The primary component of this net increase, were costs related to our sponsorship of the inaugural SVB Tech Investors Forum in September 2004. The event was held in San Francisco, California, at which 76 public and private technology companies presented to over 500 investors. There were also additional incremental travel expenses associated with the opening in September 2004 of our international subsidiaries in London, U.K., and Bangalore, India.

Advertising and promotion expense totaled $1.8 million for the nine months ended September 30, 2004, an increase of $0.9 million, or 101.9% from $0.9 million from the nine months ended September 30, 2003. The primary component of this increase was in media expense associated with our continuing branding initiative.

Minority Interest in Net (Gains) Losses of Consolidated Affiliates

Investment gains or losses related to our managed funds, (see Part 1, Item 1, Interim Unaudited Consolidated Financial Statements, Note 4. Investments Securities), are included in noninterest income. Minority interest primarily represents net investment gains or losses and management fees attributable to the minority interest holders in these managed funds.

The minority interest share of net (gains) and losses, primarily relating to our managed funds, totaled $0.6 million gain for the nine months ended September 30, 2004 compared to $6.3 million loss for the nine months ended September 30, 2003. This shift in minority interest results was mainly due to gains recognized on investment securities held by these limited partnerships.

Income Taxes

Our effective tax rate was 36.4% for the third quarter ended September 30, 2004, compared with 33.6% for the third quarter ended September 30, 2003. The decrease in our effective tax rate was primarily attributable to a reversal of an income tax payable due to the closing of a statute of limitation.

Our effective tax rate for the nine months ended September 30, 2004 was 37.2% compared to 32.3% for the first nine months of 2003. The lower rate in the nine months ended September 30, 2003 was primarily attributable to a higher impact of our tax-advantaged tax-exempt municipal bonds and tax credit funds on the overall pre-tax income and certain tax benefits resulting from California Real Estate Investment Trusts (“REIT”) transactions. The tax benefits associated with the California REIT transactions were reversed in the fourth quarter of 2003.

Operating Segment Results

Commercial Banking

Third quarter ended September 30, 2004 compared to third quarter ended September 30, 2003

Commercial Banking’s third quarter pretax income of $18.5 million, represented a decrease of $3.9 million, or 17.4%, compared to $22.4 million for the same period a year ago. This decrease was primarily attributable to an adverse net change in the provision for loan losses of $5.5 million. This was partially offset by higher revenues of $8.0 million comprising higher net interest income of $5.8 million and higher non-interest income of $2.2 million. The beneficial effect of this higher income was reduced by the effect of higher non-interest expenses of $6.4 million.

Net interest income of $43.3 million for the third quarter ended September 30, 2004 represented an increase of $5.7 million, or 15.3%, from $37.5 million for the same period a year ago. Commercial Banking’s sources of funding, primarily average client deposits, exceeded the funding requirement of its loans. Each business segment receives a notional credit for excess sources of funding, or pays a notional credit for a shortfall in sources of funding. The notional credit is based on a U.S. Treasury Bill rate. Commercial Banking experienced a favorable volume variance of $5.7 million associated with its notional credit for its excess sources of funding.

Provision for loan losses of $0.1 million for the third quarter ended September 30, 2004 represented a net change of approximately $(5.5) million, or (100.9)%, from approximately $(5.4) million for the same period a year ago. The negative provision for the third quarter ended September 30, 2003 was significantly impacted by a single recovery related to the settlement of the entertainment loan civil suit settlement, previously discussed in our analysis of the provision for loan losses. Our profitability reporting system, which provides the basis of our segment reporting includes net charge-offs in lieu of provision expense to determine financial performance.

Noninterest income of $16.3 million for the third quarter ended September 30, 2004 represented a $2.2 million increase, or 16.0%, from $14.1 million for the same period a year ago. The increase in noninterest income was related to cash management sweep fees, which increased $0.9 million and letter of credit and foreign exchange income, which increased $0.7 million. Higher volume of client exchange transactions resulted from increased global economic activity associated with our clients’ markets.

Noninterest expense of $41.1 million for the third quarter ended September 30, 2004 represented a $6.4 million, or 18.4% increase, from $34.7 million for the same period a year ago. The increase in noninterest expense was primarily driven by expenses related to compensation and benefits, strategic initiatives, and higher allocated expenses. Specifically, direct compensation increased $1.0 million and incentive compensation increased $0.7 million. Strategic initiatives such as the sponsorship of the SVB Tech Forum in San Francisco in the third quarter of 2004 increased business development expenses by $0.7 million. Higher allocated expenses are a result of the overall growth of our business. In addition, a significant recovery in the entertainment portfolio in the third quarter ended September 30, 2003 helped to offset professional service fees, resulting in an increase of $1.4 million..

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

Commercial Banking’s year to date pre-tax income of $49.9 million represented a decrease of $0.8 million, or (1.5)%, from $50.7 million for the same period a year ago. This slight decrease was the net result of higher revenues of $13.8 million, comprising of higher net interest income of $6.7 million and higher non-interest income of $7.1 million, offset by higher non-interest expenses of $14.6 million.

Net interest income of $121.0 million for the nine months ended September 30, 2004 increased $6.7 million, or 5.9%, from $114.3 million for the same period a year ago. Commercial Banking’s sources of funding, primarily average client deposits, exceeded the funding requirement of its loans. Each business segment receives a notional credit for excess sources of funding, or pays a notional credit for a shortfall in sources of funding. The notional credit is based on a U.S. Treasury Bill rate. Commercial Banking experienced a favorable volume variance of $11.2 million associated with its notional credit for its excess sources of funding. The favorable volume variance was offset by unfavorable rate and loan fees variances between the nine months ended September 30, 2004 and the nine months ended September 30, 2003.

The provision for loan losses remained steady at $0.1 million for the nine months ended September 30, 2004 versus the same period a year ago.

Noninterest income of $48.9 million for the nine months ended September 30, 2004 increased $7.1 million, or 17.1%, from $41.8 million for the same period a year ago. The increase is primarily driven by letter of credit and foreign exchange income, which increased $2.7 million, and cash management account fees, which increased $2.3 million. Higher volume of client exchange transactions resulted from increased global economic activity associated with our clients’ markets.

Noninterest expense of $120.1 million for the nine months ended September 30, 2004 increased $14.6 million, or 13.9%, from $105.5 million for the same period a year ago. The increase in noninterest expense was primarily driven by expenses related to compensation and benefits, furniture and equipment, net occupancy costs, and higher allocated expenses.  Specifically, incentive compensation increased $2.6 million, compensation increased $0.9 million, and other employee-related expenses increased by $1.8 million. Furniture and equipment and net occupancy expenses increased collectively by $2.0 million. Higher allocated expenses are a result of the overall growth of our business. In addition, a significant recovery in the entertainment portfolio in the prior year period helped to offset professional service fees, resulting in an increase of $1.6 million when compared to prior year period.

Working Capital Analysis

Commercial Banking had an increase in average deposits and average loans during the third quarter and nine months ended September 30, 2004 compared to the third quarter and nine months ended September 30, 2003. The increase in average deposits and average loans reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth. The change in average assets between periods represents the assignment of client relationships between operating segments when compared to prior periods. Each client relationship is assigned to one particular operating segment depending on their primary relationship designation, which may change when the client’s own business needs change their relationship with us over time.

SVB Capital

Third quarter ended September 30, 2004 compared to third quarter ended September 30, 2003

SVB Capital’s income before income tax of $0.2 million for the third quarter ended September 30, 2004 represented a decrease of $2.5 million, or (92.1)%, from $2.8 million for the same period in 2003. This decrease was primarily attributable to lower noninterest income, and by higher noninterest expenses.

Net interest income of $3.2 million for the third quarter ended September 30, 2004 represented a $0.3 million increase, or 11.0%, from $2.9 million for the same period in 2003. Each business segment receives a notional credit for excess sources of funding, or pays a notional credit for a shortfall in sources of funding. The notional credit is based on a U.S. Treasury Bill rate. SVB Capital experienced a favorable volume variance of $0.3 million associated with its notional credit for its excess sources of funding.

Noninterest income of $2.4 million for the third quarter ended September 30, 2004 represented a decrease of $1.4 million, or (36.6)%, from $3.7 million for the same period a year ago. The decrease is primarily a result of equity losses related to direct venture capital investments, offset by equity gains related to venture capital funds and decreases in income from warrants. The timing and amount of income from the disposition of client warrants typically depends on factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment.  We therefore cannot predict the timing and amount of warrant related income with any degree of accuracy and it is likely to vary materially from period to period.

Noninterest expense of $6.0 million for the third quarter ended September 30, 2004 represented a $1.7 million, or 40.6% increase, from $4.3 million for the same period a year ago. The increase in noninterest expense is primarily attributed to professional fees related to fund management, and fundraising activities, which increased by $1.3 million. Compensation and benefits expense also increased by $0.5 million.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

SVB Capital’s income before taxes for the nine months ended September 30, 2004 of $4.8 million represented a $1.5 million, or 43.6% increase, compared to $3.4 million for the same period in 2003. This increase was primarily attributable to an increase in noninterest income, offset by an increase in noninterest expense.

Noninterest income for the nine months ended September 30, 2004 of $10.6 million represented a $4.7 million, or 79.0% increase, from $5.9 million for the same period in 2003. The increase was primarily due to increases in income from client warrants and net equity gains compared to net equity losses in the same period prior year. The timing and amount of income from the disposition of client warrants typically depends on factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of warrant related income with any degree of accuracy and it is likely to vary materially from period to period.

Net interest income for the nine months ended September 30, 2004 of $8.5 million represented a $0.4 million decrease, or (4.8)%, from $9.0 million for the same period in 2003. The decrease was primarily attributable to an unfavorable rate variance of $1.0 million, offset by a favorable $0.6 million volume variance. Noninterest expense for the nine months ended September 30, 2004 of $16.1 million represented a $3.1 million, or 23.5% increase, from $13.0 million for the same period in 2003. The increase in noninterest expense is primarily attributed to professional fees related to fund management which increased by $1.4 million. Compensation and benefits expense also increased by $1.5 million.

Working Capital Analysis

SVB Capital had an increase in average deposits and average loans during the third quarter and nine months ended September 30, 2004 compared to the third quarter and nine months ended September 30, 2003. The growth in average deposits and average loans was due to various market factors, including an improved funds flow environment for SVB Capital’s client base, venture capital and private equity firms, as well as our initiatives to serve clients at all states of growth. The change in average assets between periods represents the assignment of client relationships between operating segments when compared to prior periods. Each client relationship is assigned to one particular operating segment depending on their primary relationship designation, which may change when the client’s own business needs change their relationship with us over time.

SVB Alliant

Third quarter ended September 30, 2004 compared to third quarter ended September 30, 2003

SVB Alliant’s loss before income tax of $(1.6) million for the third quarter ended September 30, 2004 represented a $1.8 million decrease, or (1,436.9)%, from $0.1 million for the same period in 2003. The decrease is as a result of increased noninterest expense, offset by  increases in noninterest income. Noninterest income of $3.2 million for the third quarter ended September 30, 2004 represented a $0.5 million or 16.8% increase compared to $2.7 million for the same period in 2003. SVB Alliant’s business is highly variable, so we expect to see significant changes in corporate finance fees from quarter to quarter.

Noninterest expense of $4.8 million for the third quarter ended September 30, 2004 represented an increase of $2.2 million, or 84.6%, compared to $2.6 million for the same period in 2003. The increase was primarily due to increased compensation and benefits expenses. Of this $2.2 million increase, $0.5 million was attributable to increased employee benefits, $0.5 million was attributable to increased base compensation, $0.4 million was attributable to increased incentive compensation, and $0.3 million was attributable to increased stock-based compensation expense. SVB Alliant’s incentive compensation plans provide for approximately half of its revenues to be paid in compensation to its employees. For the third quarter ended September 30, 2004, we implemented a new combined performance and retention compensation plan at SVB Alliant. This plan provides for the payment of retention amounts in late 2004 and late 2005. The total incremental impact on our compensation due to this new plan at SVB Alliant for the third quarter ended September 30, 2004 was $0.5 million. We expect the accounting expense associated with this plan for the fourth quarter of 2004 to be $0.1 million.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

SVB Alliant’s loss before income taxes of $(1.3) million for the first nine months of 2004 represented a $13.0 million increase, or 91.1%, compared to a $(14.3) million loss for the same period in 2003. The increase is primarily a result of a goodwill impairment charge of $17.0 million in the second quarter of 2003.

Noninterest income of $18.2 million in the nine months ended September 30, 2004 represented an increase of $6.7 million, or 57.8%, compared to $11.5 million in the nine months ended September 30, 2003. The increase was primarily attributable to one single large transaction which generated $6.1 million in fees in the second quarter ended June 30, 2004. SVB Alliant’s business is highly variable, so we expect to see significant changes in corporate finance fees from quarter to quarter.

Noninterest expense of $19.5 million in the nine months ended September 30, 2004 represented a decrease of $6.4 million, or (24.7)%,, compared to $25.8 million for the same period in 2003. The decrease was primarily due to a $17.0 million impairment of goodwill charge incurred during the second quarter of 2003, offset by increases in compensation and benefits expense incurred during the third quarter ended September 30, 2004. Of this increase, $6.2 million was attributable to increased incentive compensation, $1.8 million was attributable to increased base compensation, $1.2 million was attributable to increased employee benefits, and $0.5 million was attributable to increased stock-based compensation expense.

Working Capital Analysis

SVB Alliant’s average total assets were lower for both the third quarter and nine months ended September 30, 2004 due to the reduction in goodwill resulting from the $17.0 million and $46.0 million impairment of goodwill charges recorded in both the second and fourth quarter of 2003, respectively. Please see “Part 1. Financial Information — Item 1. Interim Unaudited Consolidated Financial Statements — Note 6. Goodwill” for further discussion.

Private Client Services and Other

Private Client Services and Other segment, principally comprises of our Private Client Services group, and other business service units, that are not part of the Commercial Bank, SVB Capital or SVB Alliant segments. The Private Client Services Group does not meet the separate reporting thresholds as defined by SFAS No 131 and as such, has been combined with other business service units for segment reporting purposes. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also provide our clients with deposit account products and services to meet cash management needs, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through our subsidiary, Woodside Asset Management, Inc., we provide individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals. The Private Client Services Group was known as the Private Banking Group until its name change in January 2004.

The other business services units provide various products and services. The Private Client Services and Other segment also reflects those adjustments necessary to reconcile the results of operating segments based on the Company’s internal profitability reporting process to the interim unaudited consolidated financial statements prepared in conformity with U.S generally accepted accounting principles applicable to interim financial statements.

Financial Condition

Our total assets were $4.9 billion at September 30, 2004, an increase of $465.3 million, or 10.4%, compared to $4.5 billion at December 31, 2003.

The growth in our total assets was primarily funded by an increase in client deposits. The increase in total assets was largely concentrated in investment securities and loans.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled $217.8 million at September 30, 2004, a decrease of $324.7 million, or (59.9)%, compared to the $542.5 million outstanding at December 31, 2003. Generally, we shifted investible funds into longer-term investment securities. Our plan is to continue the trend of managing federal funds sold and overnight repurchase agreements at appropriate levels.

Investment Securities

Investment securities totaled $2.1 billion at September 30, 2004, an increase of $558.2 million, or 35.4% from December 31, 2003. The increase was largely attributable to collateralized-mortgage obligations and mortgage-backed securities, which collectively increased by $500.6 million and asset-backed securities, which increased by $61.1 million.

The increase in interest rates across the 2, 3, 5, and 10 year segments of the market interest rate curve during the nine months ended September 30, 2004 resulted in pre-tax unrealized gains on our available-for-sale fixed income securities investment portfolio, of $9.1 million as of September 30, 2004. This unrealized gain on available-for-sale fixed income securities included a pre-tax unrealized gain of $3.0 million associated with equity securities, which includes our warrant portfolio, venture capital fund, private equity, and managed fund investments.

Based on September 30, 2004 market valuations, we had $2.6 million in unrealized pre-tax warrant gains.  We are restricted from exercising many of these warrants until later in 2004 and 2005. As of September 30, 2004, we directly held 1,880 warrants in 1,347 companies, and held investments directly and through our managed investment funds, in 294 venture capital funds, 40 companies, and two venture debt funds. The carrying value of our cost basis investments does not include an unrealized gain of approximately $2 million based on the market valuation of one specific fund investment at September 30, 2004. This market valuation is subject to change. We are typically contractually precluded from taking steps to hedge any current unrealized gains associated with many of these equity instruments. Hence, the amount of income realized by us from these equity instruments in future periods might vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

Refer to our Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” for our accounting policies related to investment securities.

Loans

Loans, net of unearned income, at September 30, 2004, totaled $2.2 billion, an increase of $241.2 million from the $2.0 billion balance at December 31, 2003. Our strategy is to grow loans modestly throughout the remainder of 2004 in line with improved venture capital fund activity and as our later stage corporate technology efforts continue to develop.

Credit Quality and the Allowance for Loan Losses

For a description of the accounting policies related to the allowance for loan losses, see “Part 1. Financial Information — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

We incurred $3.2 million and $10.3 million in gross loan charge-offs during the third quarter and nine months ended September 30, 2004, respectively. We realized $3.2 million and $10.4 million in gross loan loss recoveries during the third quarter and nine months ended September 30, 2004, respectively. The gross charge-offs and recoveries for the third quarter ended September 30, 2004 represented a diverse portfolio of relatively small loans.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest and loans on nonaccrual status. The rise of nonperforming loans (“NPL”) was primarily related to loans secured by real estate. Due to the quality of the related collateral, this rise in NPLs did not result in a significant impact on the allowance for loan losses at September 30, 2004. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

	September 30,	December 31,
(Dollars in thousands)	2004	2003
Nonperforming assets:
Loans past due 90 days or more	$30	$—
Nonaccrual loans	14,988	12,350
Total nonperforming assets	$15,018	$12,350

Nonperforming loans as a percentage of total gross loans	0.7%	0.6%
Nonperforming assets as a percentage of total assets	0.3%	0.3%

Allowance for loan losses:	$58,600	$64,500
As a percentage of total gross loans	2.6%	3.2%
As a percentage of nonperforming loans	390.2%	522.3%

In addition to the loans disclosed in the foregoing analysis, we have identified loans which totaled $5.5 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Deposits

Deposits increased by $370.7 million to $4.0 billion at September 30, 2004, compared with $3.7 billion at December 31, 2003. The increase in deposits reflects an improved funding environment, increasing venture capital fund activity, and our various initiatives, to drive new business. Noninterest-bearing demands deposits remained unchanged from December 31, 2003, as a percentage of total deposits, at approximately 60.0%.

Liabilities

Other liabilities at September 30, 2004 increased from December 31, 2003, primarily due to an increase in deferred taxes payable and deferred rent liability.

Short-term borrowing

Short-term borrowings at September 30, 2004 increased by $0.9 million from $9.1 million at December 31, 2003, primarily due to $1.0 million short-term revolving line of credit at a consolidated venture debt fund.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that Silicon Valley Bancshares and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of common stock, as well as retained earnings.

We did not repurchase any common stock in the nine months ended September 30, 2004.  See “Part 1. Financial Information — Item 1. Notes to the Interim Unaudited Consolidated Financial Statements — Note 10 to the Consolidated Financial Statements — Common Stock Repurchase,” for amounts of common stock repurchased in 2003.

Stockholders’ equity totaled $512.1 million at September 30, 2004, an increase of $65.1 million, or 14.6%, from the $447.0 million balance at December 31, 2003.  This increase was primarily due to our earnings and the exercise of employee stock options, and positive mark to market on our net unrealized position on available-for-sale investments.  See “Financial Condition — Investment Securities” for additional discussion on the net unrealized loss or available-for-sale securities.  We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of September 30, 2004.

Over time, funds generated through retained earnings are a significant source of capital and liquidity, and are currently expected to continue to be so in the future. Our management engages in a periodic capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing business activities and expected future business activities. Expected future activities for which capital is set aside include potential product expansions and acquisitions of new business lines. Once capital is allocated to both existing and future business needs, management determines if any excess capital is available and recommends to the Board of Directors appropriate steps to utilize the excess capital. In the future, excess capital may be used for common share repurchases or to pay dividends.  However, as of September 30, 2004, there are no plans for payment of dividends.

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

Both Silicon Valley Bancshares’ and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of September 30, 2004, and December 31, 2003. Capital ratios for Silicon Valley Bancshares are set forth below:

	September 30,	December 31,
	2004	2003
Silicon Valley Bancshares:
Total risk-based capital ratio	16.7%	16.6%
Tier 1 risk-based capital ratio	13.1%	12.0%
Tier 1 leverage ratio	11.1%	10.3%

The improvement in our total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios from December 31, 2003, to September 30, 2004, was attributable to an increase in Tier 1 capital from year-to-date earnings and from proceeds from the exercise of employee stock options, partially offset by growth in risk-weighted assets, particularly loans.

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

The ability to attract a stable, low-cost deposit base is our primary source of liquidity. We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity. In 2002, we became a member of the Federal Home Loan Bank of San Francisco, thereby adding to our liquidity channels.  Other sources of liquidity available to us include federal funds purchased, reverse repurchase agreements, and other short-term borrowing arrangements. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of six months, and anticipated near-term cash flows from investments.

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%.  At September 30, 2004, the Bank’s ratio of liquid assets to total deposits was 49.0%. This ratio is well in excess of our minimum policy guidelines and was higher than the ratio of 48.6% as of December 31, 2003. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of September 30, 2004, we were in compliance with all of these policy measures.

In analyzing our liquidity during the nine months ended September 30, 2004, reference is made to our interim unaudited consolidated statement of cash flows for the nine months ended September 30, 2004; see “Item 1. Interim Unaudited Consolidated Financial Statements.” The statement of cash flows included separate categories for operating, investing, and financing activities.

Cash provided by operating activities was $51.3 million, which included net income of $45.8 million for the nine months ended September 30, 2004. Adjustments for noncash items included depreciation and amortization of $6.2 million and impairment of goodwill of $1.9 million, offset primarily by negative provisions for loan losses of $6.0 million and net gains on disposition of client warrants of $7.4 million. Sources of cash from changes in other assets and liabilities included increases in deferred rent liability of $7.3 million and accrued retention, warrant, and other incentive plans of $7.2 million. These sources of cash were offset by increases in accrued interest receivable of $2.7 million and accounts receivable of $9.3 million.

Cash used for investing activities was $807.8 million for the nine months ended September 30, 2004. Net cash outflow was primarily driven by purchases of investment securities of $8.9 billion, partially offset by $4.9 billion in proceeds from the sale of investment securities and $3.5 billion in proceeds from maturities and pay-downs of investment securities. A net increase in loans of $253.8 million also contributed to the net cash outflow.

Cash provided by financing activities was $410.9 million for the nine months ended September 30, 2004, was largely, driven by net increases in deposits of $370.7 million. Capital contributions from minority interest participants and proceeds from the issuance of common stock also contributed $23.4 million and $23.9 million, respectively, to the overall cash increase from our financing activities.

During the nine months ended September 30, 2004, we did not repurchase any common stock. In aggregate, the transactions above resulted in a net cash outflow of $345.6 million for the nine months ended September 30, 2004, resulting in total cash and cash equivalents, as defined in our statement of cash flows, of $449.4 million at September 30, 2004.

During the third quarter of 2004, our zero-coupon convertible debt notes were convertible due to the share price of $39.65 on June 30, 2004, exceeding their conversion price. The notes will also be convertible during the fourth quarter of 2004 due to the share price of $37.17 on September 30, 2004, exceeding their conversion price. We are unaware of any note holders exercising their conversion option.

On a stand-alone basis, Bancshares’ primary liquidity channels include dividends from Silicon Valley Bank, its investment portfolio assets, and its ability to raise debt and capital.  The ability of Silicon Valley Bank to pay dividends is subject to certain regulations described in “Item 1. Business—Supervision and Regulation—Restriction on Dividends” of our 2003 Annual Report on Form 10-K.

Forward-Looking Statements

The discussion and analysis contained forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our senior management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, without limitation:

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

•      Use of excess capital

•      Volatility of our performance of our equity portfolio

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the subsection below “Factors that May Affect Future Results.”  We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to us, or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

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

In the event that we further change our method of accounting for stock compensation expense, our cash flows and results of operations, as well as our ability to attract, recruit, and retain certain key employees, could be adversely affected.

We account for our employee stock options in accordance with Accounting Principles Board Opinion No. 25 and related interpretations, which provide that any compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options. As a result, when options are priced at the fair market value of the underlying stock on the date of grant, as is our practice, we incur no compensation expense.  However, on March 31, 2004, the Financial Accounting Standards Board proposed in its exposure draft entitled “Proposed Statement of Financial Accounting Standards” new accounting requirements that, if adopted, would cause us to record compensation expense for all employee stock option grants. Any such expense, although it would not affect our cash flows, could have a material impact on our results of operations. In anticipation of the adoption of such accounting changes and in an effort to align our option grant rate to that of other financial institutions similar to us, we announced in October 2004 that we would significantly decrease the number of shares subject to options granted to our employees on a going-forward basis. We may in the future consider taking other actions to modify employee compensation structures, such as granting cash compensation or other forms of equity compensation, especially if the proposed accounting changes are adopted. Our decision to reduce the number of option shares to be granted on a going-forward basis, and any other future changes we may adopt in our employee compensation structures, could adversely affect our results of operations and cash flows, as well as our ability to attract, recruit, and retain certain key employees.

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

If conditions worsen in the domestic or global economy, especially in the technology, life science, private equity, and premium wine industry niches. Our business, growth and profitability are likely to be materially adversely affected. Many of our clients would be harmed by a worsening of the global or U.S. economic slowdown. Our clients may be particularly sensitive to disruptions in the growth of the technology sector of the U.S. economy. In addition, a substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California could harm the businesses of a disproportionate number of our clients. To the extent that our clients’ underlying businesses are harmed, they are more likely to default on their loans.

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

Our monitoring activities related to managing interest rate risk include both interest rate sensitivity gap analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time.  Accordingly, we combine the use of gap analysis with use of a simulation model that provides a dynamic assessment of interest rate sensitivity. For further information see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2003 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2003. As of September 30, 2004, there have been no significant changes to the interest rate risk information contained in our 2003 Annual Report on Form 10-K and our policies in managing interest rate risk.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There were no legal proceedings requiring disclosure pursuant to this item pending at September 30, 2004, or at the date of this report.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)        Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1, 2004 - July 31, 2004	—	—	—	$46,800,000
August 1, 2004 - August 31, 2004	—	—	—	46,800,000
September 1, 2004 - September 30, 2004	—	—	—	46,800,000
Total	—	—	—	$46,800,000

(1)   On May 7, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to $160.0 million, with no specified expiration date. This program became effective immediately and replaced previously announced stock repurchase programs. Stock repurchases under this program may be made from time to time. The Company did not repurchase any shares under this program during the nine months ended September 30, 2004. Under this program, the Company repurchased in aggregate 4.5 million shares of common stock totaling $113.2 million in 2003. The approximate dollar value of shares that may still be repurchased under this program totaled $46.8 million as of September 30, 2004.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

On October 25, 2004, the Company announced that it would decrease the number of shares subject to options, granted to their employees. The Company anticipates that the number of shares subject to options (or other equivalent alternative forms of equity-based compensation) granted annually after the date of the announcement will be approximately 40% lower than the number of shares subject to options granted in 2003. Furthermore, the number of shares subject to options to be granted in fiscal years after 2004 will be approximately 40% lower than the number of shares subject to options.

ITEM 6 - EXHIBITS

(a)       Exhibits:

See Index to Exhibits on page 61 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON VALLEY BANCSHARES

Date: November 9, 2004	/s/ Donal D. Delaney
Donal D. Delaney
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001
3.1	Certificate of Incorporation	8-K	000-15637	3.1	April 26, 1999
3.2	Certificate of Amendment to Certificate of Incorporation	10-Q	000-15637	3.1	May 13, 2003
3.3	Amended and Restated Bylaws	10-K	000-15637	3.3	March 11, 2004
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.4	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein.	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
10.1	Lease Agreement Between Silicon Valley Bancshares and WRC Properties, Inc.; 3003 Tasman Drive, Santa Clara, CA 95054	10-K	000-15637	10.17	March 1994
10.2	First Amendment dated June 10, 1997 to lease identified in Exhibit 10.1	10-Q	000-15637	10.17(a)	August 13, 1997
*10.3	Amended and Restated Silicon Valley Bancshares 1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.4	Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.29	August 13, 1996

*10.5	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.30	August 13, 1996
*10.6	Amendment and Restatement of Silicon Valley Bank 401(k and Employee Stock Ownership Plan)	10-Q	000-15637	10.31	August 13, 1996
*10.7	Form of Change in Control Severance Benefits Policy for Non-Executives	10-Q	000-15637	10.33	November 13, 1996
*10.8	Amended and Restated Silicon Valley Bancshares Retention Program Plan	10-Q	000-15637	10.8	August 9, 2004
*10.9	Severance Agreement between the Company and John C. Dean related to Garage.com™ as of August 12, 1998	10-Q	000-15637	10.40	November 13, 1998
*10.10	Severance Agreement between the Company and Harry W. Kellogg related to Garage.com™ as of August 12, 1998	10-Q	000-15637	10.41	November 13, 1998
*10.11	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000
*10.12	Silicon Valley Bancshares 1998 Equity Incentive Plan, amended as of July 20, 2000	10-Q	000-15637	10.45	November 14, 2000
*10.13	Change in Control Severance Benefits Policy of Silicon Valley Bank	10-Q	000-15637	10.46	November 14, 2000
*10.14	Consulting Agreement between Silicon Valley Bancshares and John C. Dean, effective as of May 1, 2001	10-Q	000-15637	10.47	May 15, 2001
*10.15	Silicon Valley Bancshares 1997 Equity Incentive Plan, as amended as of July 22, 2004	10-Q	000-15637	10.15	August 9, 2004
*10.16	Form of Indemnity Agreement between the Company and its directors and officers	10-Q	000-15637	10.50	November 14, 2003
*10.17	Severance Agreement between the Company and Lauren Friedman	10-Q	000-15637	10.51	November 14, 2003
*10.18	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated August 4, 2000	10-K	000-15637	10.52	March 11, 2004
*10.19	Bonus Agreement Between Silicon Valley Bank and Marc Verissimo dated September 20, 2000	10-K	000-15637	10.53	March 11, 2004
*10.20	Promissory Note Between Silicon Valley Bancshares and Ken Wilcox dated April 4, 2002	10-K	000-15637	10.54	March 11, 2004
*10.21	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated April 2, 2002	10-K	000-15637	10.55	March 11, 2004
*10.22	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated May 6, 2002	10-K	000-15637	10.56	March 11, 2004
*10.23	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated January 16, 2003	10-K	000-15637	10.57	March 11, 2004
*10.24	Silicon Valley Bancshares Senior Management Incentive Compensation Plan	10-K	000-15637	10.58	March 11, 2004
*10.25	Separation Agreement Between Silicon Valley Bank and Leilani Gayles dated July 16, 2003	10-K	000-15637	10.59	March 11, 2004
*10.26	Offer Letter to Jack Jenkins-Stark dated February 20, 2004	10-Q	000-15637	10.26	May 7, 2004
*10.27	Offer Letter to David C. Webb dated May 25, 2004	10-Q	000-15637	10.27	August 9, 2004
10.28	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank	8-K	000-15637	10.28	September 20, 2004
*10.29	Silicon Valley Bank Deferred Compensation Plan	8-K	000-15637	10.29	November 3, 2004

*10.30	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive	8-K	000-15637	10.30	November 5, 2004
*10.31	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan					☒
*10.32	Form of Nonqualified Stock Option Agreement under 1997 Equity Incentive Plan					☒
*10.33	Form of Restricted Stock Award under 1997 Equity Incentive Plan					☒
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer					☒
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer					☒
32.1	Section 1350 Certifications					☒

*      Denotes management contract or any compensatory plan, contract or arrangement.