Form 10-K
period 2004-12-31
SILICON VALLEY BANCSHARES
filed 2005-03-16
CIK 719739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒             Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐             Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number: 000-15637

SILICON VALLEY BANCSHARES

(Exact name of registrant as specified in its charter)

Delaware	91-1962278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3003 Tasman Drive, Santa Clara, California 95054-1191	http://www.svb.com/company/investor_fs.asp
(Address of principal executive offices including zip code)	(Registrant’s URL)

Registrant’s telephone number, including area code: (408) 654-7400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock, par value $0.001 per share

Title of Class: Junior subordinated debentures issued by SVB Capital II and the guarantee with respect thereto

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ National Market was $1,410,622,539.

At February 28, 2005, 35,901,144 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2004	Part III

PART I

ITEM 1.   BUSINESS

General

Silicon Valley Bancshares is a bank holding company and a financial holding company that was incorporated in the state of Delaware in March 1999. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank’s deposits are insured by the Federal Deposit Insurance Corporation. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054 and our telephone number is 408.654.7400. When we refer to “Silicon Valley Bancshares” or “we” or use similar words, we intend to include Silicon Valley Bancshares and all of its subsidiaries collectively, including Silicon Valley Bank. When we refer to “Bancshares,” we are referring only to the parent company, Silicon Valley Bancshares.

For over 20 years, we have been dedicated to helping entrepreneurs succeed, specifically focusing on industries where we have deep knowledge and relationships. Our focus is on the technology, life science, private equity, and premium wine industries. We continue to diversify our products and services to support our clients throughout their life cycles, regardless of their age or size. We offer a range of financial services that generate three distinct sources of income.

In part, our income is generated from interest rate differentials. The difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science, private equity, and premium wine industry sectors, and, to a lesser extent, from individuals served by our Private Client Services group. We do not obtain deposits from conventional retail sources and have no brokered deposits. As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of warrants in certain client companies.

Fee-based services also generate income for our business. We market our full range of financial services to all of our commercial and private equity firm clients. In addition to commercial banking and private client services, we offer fee-based merger and acquisition services, private placements, and investment and advisory services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

In addition, we seek to obtain equity returns through investments in direct equity and venture capital fund investments. We manage three limited partnerships: a venture capital fund that invests directly in privately-held companies and two funds that invest in other venture capital funds.

We are able to offer our clients financial products and services through four lines of banking and financial services, as discussed in further detail below: Commercial Banking, SVB Capital, SVB Alliant, and Private Client Services and Other Services. These operating segments are strategic units that offer different services to different clients. They are managed separately because each segment appeals to different markets and, accordingly, require different strategies.

Business Overview

Silicon Valley Bancshares is organized into groups, which manage the diverse financial services we offer:

Commercial Banking

We provide solutions to the needs of our commercial clients in the technology, life science, private equity and premium wine industries through our lending, deposit account and cash management, and global banking and trade products and services.

Through our lending products and services, we extend loans and other credit facilities to our commercial clients, most often secured by the assets of our clients. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable based lines of credit, asset-based loans, real estate loans, vineyard development loans, and financing of affordable housing projects. We often obtain warrants to purchase an equity position in a client company’s stock in consideration for making loans, or for providing other services.

Our deposit account and cash management products and services provide commercial clients with short and long-term cash management solutions. Deposit account products and services include traditional deposit and checking accounts, certificates of deposit, and money market accounts. In connection with deposit accounts, we also provide lockbox and merchant services that facilitate quicker depositing of checks and other payments to clients’ accounts. Cash management products and services include wire transfer and Automated Clearing House (ACH) payment services to enable clients to transfer funds quickly from their deposit accounts. Additionally, the cash management services unit provides collection services, disbursement services, electronic funds transfers, and online banking through SVBeConnect.

Our global banking and trade products and services facilitate our clients’ global finance and business needs. These products and services include foreign exchange services that allow commercial clients to manage their foreign currency risks through the purchase and sale of currencies on the global inter-bank market. To facilitate our clients’ international trade, we offer a variety of loans and credit facilities guaranteed by the Export-Import Bank of the United States. We also offer letters of credit, including export, import, and standby letters of credit, to enable clients to ship and receive goods globally.

In 2004, Silicon Valley Bank established SVB Europe Advisors, Limited, a subsidiary in the United Kingdom that provides consulting and business services and access to financial services of Silicon Valley Bank to Europe based clients and prospects in the niches Silicon Valley Bank serves. In 2004, Silicon Valley Bank also established SVB India Advisors Pvt. Ltd., a subsidiary in Bangalore, India that provides consulting and business services to facilitate U.S.-based and Indian technology companies and private equity firms pursuing international business. SVB India Advisors provides services such as educational information, introductions to recommended service providers (lawyers, accountants, real estate brokers, etc.), networking events, and technical and concierge services for commercial and venture fund clients visiting India.

The Commercial Banking group also provides investment and advisory services to our clients through our broker-dealer subsidiary, SVB Securities (formerly known as SVB Securities, Inc.). These services, which include mutual funds, fixed income securities and repurchase agreements enable our clients to better manage their assets. We also offer investment advisory services through SVB Asset Management, one of our registered investment advisor subsidiaries. SVB Asset Management specializes in outsourced treasury management, customized cash portfolio management and reporting and monitoring for corporations.

SVB Capital

SVB Capital (formerly referred to as our Merchant Banking group) focuses on the business needs of our venture capital and private equity clients, establishing and maintaining relationships with those firms domestically and internationally. Through this segment, we provide banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services.

SVB Capital also makes investments in venture capital and other private equity firms and in companies in the niches we serve. The segment also manages three venture funds that are consolidated into our financial statements: SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, which are funds of funds that invest in other venture funds, and Silicon Valley BancVentures, LP, a direct equity venture fund that invests in privately held technology and life-science companies. This segment also includes 2004 investments in Gold Hill Venture Lending Partners 03, LP and its parallel funds (collectively known as Gold Hill Venture Lending Partners 03. LP), which  provide secured debt to emerging growth clients in their earliest stages, and Partners for Growth, LP, a fund that provides secured debt to higher risk, emerging growth clients in their later stages. We define “emerging-growth” clients as companies in the start-up or early stages of their lifecycle. These companies tend to be privately held and backed by venture capital; they generally have few employees, have brought relatively few products or services to market, and have no or little revenue. By contrast, “middle market companies” tend to be more mature; they may be publicly traded and more established in the markets in which they participate, although not necessarily the leading players in the largest industries.

SVB Capital, through Private Equities Services (a division of SVB Securities), also assists private equity firms, and the partners of such firms, with liquidating securities following initial public offerings and mergers and acquisitions, including in-kind stock transactions, restricted stock sales, block trading, and special situations trading such as liquidation of foreign securities.

SVB Alliant

Through SVB Alliant (formerly known as Alliant Partners), our investment banking subsidiary, we provide merger and acquisition advisory services (M&A), strategic alliance services, and specialized financial studies such as valuations and fairness opinions. In October 2003, we enhanced our investment banking product set by launching a Private Capital Group that provides advisory services for the private placement of securities. SVB Alliant is a broker-dealer registered with the National Association of Securities Dealers, Inc. (NASD).

Private Client Services and Other

Our Private Client Services and Other group is principally comprised of our Private Client Services group and other business services units. Private Client Services (formerly Private Banking) provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also help our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through our subsidiary, Woodside Asset Management, Inc., we provide individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals.

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

With an extended suite of financial services, we have expanded our business to more mature companies. Our corporate technology practice is a network of senior lenders focused primarily on the specific financial needs of more mature private and public clients. When we refer to “corporate technology,” we are referring to companies that tend to be more mature, better capitalized, possibly publicly traded and more established in the markets in which they participate. Today, we can comfortably address the financial needs of all companies in our niches, whether they are entrepreneurs with innovative ideas or multinational corporations with hundreds of millions of dollars in sales.

Our technology and life science clients generally fall into the following industries:

•       Hardware: Semiconductors, Communications, and Electronics

•       Software: Software and Services

•       Biotechnology

•       Drug Discovery

•       Medical Devices

•       Specialty Pharmaceuticals

Private Equity

Through our SVB Capital group, we have cultivated strong relationships with venture capital firms worldwide, many of which are also clients. SVB Capital provides financial services to a significant portion of the venture capital firms in the United States as well as to other private equity firms, facilitating deal flow to and from these private equity firms and participating in direct investments in their portfolio companies.

Premium Wine

Our premium wine practice has become one of the leading providers of financial services to the U.S. premium wine industry. We focus on vineyards and wineries that produce grapes and wines of the highest quality.

Industry Niches Exited

In keeping with our strategic focus on the technology, life science, private equity, and premium wine industries, we exited three niches in late 2002: real estate, media, and religious lending. While we will continue to service our existing real estate, media, and religious niche loans until they are paid-off, we expect our refined strategic focus on more profitable aspects of our core business will help improve overall profitability.

For further information on our business segments, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 24 Segment Reporting.

Business Combinations

On October 1, 2002, we acquired substantially all of the assets of Woodside Asset Management, Inc., an investment advisor firm, which had approximately $200 million under management for 70 clients. We offer Woodside Asset Management’s services as part of our Private Client Services. Additionally, as part of this acquisition, Silicon Valley Bancshares obtained the general partner interests in two limited partnerships: Taurus Growth Partners, LP and Libra Partners, LP. Both of these funds were liquidated and funds were fully disbursed to the limited partners by December 31, 2004. We had less than a 1% ownership interest in each of these funds. The remaining ownership interest represented limited partners’ funds invested on their behalf by the general partner in certain fixed income and marketable equity securities. However, due to our ability to control the investing activities of these limited partnerships, we were required to consolidate the related results of operations and financial condition into our consolidated financial statements for all periods presented.

On September 28, 2001, SVB Securities, a subsidiary of Silicon Valley Bank, completed the acquisition of SVB Alliant, an investment banking firm providing merger and acquisition and corporate partnering services. Our investment banking business continues to do business under the name “SVB Alliant.” See Item 8. Consolidated Financial Statements and Supplementary Data—Note 3 Business Combinations. On October 1, 2002, SVB Alliant was sold from our Silicon Valley Bank subsidiary to the Silicon Valley Bancshares parent company. This transfer allowed SVB Alliant (formerly Alliant Partners) to operate under less restrictive bank holding company regulations and increased our capital ratios at Silicon Valley Bank.

Competition

The banking and financial services industry is highly competitive, and evolves as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our current competitors include other banks and specialty and diversified financial services companies that offer lending, leasing, other financial products, and advisory services to our target client base. The principal competitive factors in our markets include product offerings, service, and pricing. Given our established market position with the client segments that we serve, we believe we compete favorably in all our markets in these areas.

Employees

As of December 31, 2004, we employed approximately 1,028 full-time equivalent employees. To our knowledge, none of our employees are represented by a labor union. Competition for qualified personnel in our industry is significant, particularly for client relationship manager positions, officers, and employees with strong relationships with the venture capital community. Our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

Supervision and Regulation

General

Our operations are subject to extensive regulation by federal and state regulatory agencies. As a bank holding company, Silicon Valley Bancshares is subject to the Federal Reserve Board’s supervision, regulation, examination and reporting requirements under the Bank Holding Company Act of 1956 (BHC Act). Silicon Valley Bancshares has also qualified and elected to be treated as a financial holding company under the BHC Act. Silicon Valley Bank, as a California-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Bank of San

Francisco and the California Department of Financial Institutions. Both Silicon Valley Bancshares and Silicon Valley Bank are required to file periodic reports with these regulators and provide any additional information that they may require. The following summary describes some of the more significant laws, regulations, and policies that affect our operations and is not intended to be a complete listing of all laws that apply to us. Any change in the statutes, regulations, or policies that apply to our operations may have a material effect on our business.

Regulation of Holding Company

The Federal Reserve Board requires Silicon Valley Bancshares to maintain minimum capital ratios, as discussed below in Regulatory Capital. Under Federal Reserve Board policy, a bank holding company is also required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks or to observe established guidelines with respect to the payment of dividends by bank holding companies will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of the Federal Reserve Board’s regulations, or both.

Prior to becoming a financial holding company, Bancshares was required under the BHC Act to seek the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all of the assets, of any bank, bank holding company, or nonbank company. In addition, prior to becoming a financial holding company, Bancshares was generally limited under the BHC Act to engaging, directly or indirectly, only in the business of banking or managing or controlling banks and other activities that were deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

The Gramm-Leach-Bliley Act of 1999 (GLB Act) amended the BHC Act to permit a qualifying bank holding company, called a financial holding company, to engage in a broader range of activities than those traditionally permissible for bank holding companies. A financial holding company may conduct activities that are “financial in nature,” including insurance, securities underwriting and dealing and market-making, and merchant banking activities, as well as additional activities that the Federal Reserve Board determines (in the case of incidental activities, in conjunction with the Treasury Department) are incidental or complementary to financial activities, without the prior approval of the Federal Reserve Board. The GLB Act also permits financial holding companies to acquire companies engaged in activities that are financial in nature or that are incidental or complementary to financial activities without the prior approval of the Federal Reserve Board. The GLB Act also repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. On November 14, 2000, Silicon Valley Bancshares became a financial holding company. As a financial holding company, Silicon Valley Bancshares no longer requires the prior approval of the Federal Reserve Board to conduct, or to acquire ownership or control of entities engaged in, activities that are financial in nature or activities that are determined to be incidental or complementary to financial activities, although the requirement in the BHC Act for prior Federal Reserve Board approval for the acquisition by a bank holding company of more than 5% of any class of the voting shares of a bank or savings association (or the holding company of either) is still applicable. Additionally, under the merchant banking authority added by the GLB Act, Bancshares may invest in companies that engage in activities that are not otherwise permissible, subject to certain limitations, including that Bancshares make the investment with the intention of limiting the investment in duration and does not manage the company on a day-to-day basis.

To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be well capitalized (as discussed below in “Regulatory Capital”) and have at least “satisfactory” composite, managerial and Community Reinvestment Act (“CRA”) examination ratings. A bank holding company that does not satisfy the criteria for financial holding company status is limited to activities that were permissible under the BHC Act prior to the enactment of the GLB Act. A financial holding company that does not continue to meet all of the requirements for financial holding company status will, depending upon which requirements it fails to meet, lose the ability to undertake new activities or acquisitions that are not generally permissible for bank holding companies or to continue such activities.

Silicon Valley Bancshares is also treated as a bank holding company under the California Financial Code. As such, Silicon Valley Bancshares and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the California Department of Financial Institutions.

Regulatory Capital

The federal banking agencies have adopted minimum risk-based capital guidelines for bank holding companies and banks intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and those recorded as off-balance sheet items. These off-balance sheet items include transactions such as commitments, letters of credit, and recourse arrangements. Under these guidelines, dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are adjusted by one of several conversion factors and/or risk adjustment percentages. The Federal Reserve Board requires bank holding companies and state member banks generally to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well capitalized). At least half of total capital must consist of items such as common stock, retained earnings, noncumulative perpetual preferred stock, minority interests (including trust preferred securities) and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less most intangibles including goodwill (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease allowance. Not more than 25% of qualifying Tier 1 capital may consist of trust preferred securities. In order to be well capitalized, a bank holding company must have a minimum ratio of Tier 1 capital to risk-adjusted assets of 6%. The Federal Reserve Board also requires Bancshares and Silicon Valley Bank to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the Tier 1 leverage ratio. For a bank holding company or a bank that meets certain specified criteria, including those in the highest of the five categories used by regulators to rate banking organizations, the minimum Tier 1 leverage ratio is 3%. All other institutions are required to maintain a Tier 1 leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points (or at least 5% to be well capitalized). In addition to these requirements, the Federal Reserve Board may set individual minimum capital requirements for specific institutions at rates substantially above the minimum guidelines and ratios. Under certain circumstances, Silicon Valley Bancshares must file written notice with, and obtain approval from, the Federal Reserve Board prior to purchasing or redeeming its equity securities. See Item 1. Business—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms for additional discussion of capital ratios.

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

Silicon Valley Bancshares and Silicon Valley Bank are also subject to rules that govern the regulatory capital treatment of equity investments in nonfinancial companies made on or after March 13, 2000 and held under certain specified legal authorities by a bank or bank holding company. Silicon Valley Bank does not currently hold any such equity investments. Under the rules, these equity investments will be subject to a separate capital charge that will reduce a bank holding company’s Tier 1 capital and, correspondingly, will remove these assets from being taken into consideration in establishing a bank holding company’s required capital ratios discussed above.

The rules provide for the following incremental Tier 1 capital charges: 8% of the adjusted carrying value of the portion of such aggregate investments that are up to 15% of Tier 1 capital; 12% of the adjusted carrying value of the portion of such aggregate investments that are between 15% and 25% of Tier 1 capital; and 25% of the adjusted carrying value of the portion of such aggregate investments that exceed 25% of Tier 1 capital. The rules normally do not apply to unexercised warrants acquired by a bank for making a loan or to equity securities that are acquired in satisfaction of a debt previously contracted and that are held and divested in accordance with applicable law.

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

The capital ratios of Silicon Valley Bancshares and Silicon Valley Bank, respectively, exceeded the well-capitalized requirements, as defined above, at December 31, 2004. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 22. Regulatory Matters for the capital ratios of Silicon Valley Bancshares and Silicon Valley Bank as of December 31, 2004.

Regulation of Silicon Valley Bank

Silicon Valley Bank is a California-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank is subject to primary supervision, periodic examination and regulation by the California Department of Financial Institutions and the Federal Reserve Board. If, as a result of an examination of Silicon Valley Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of Silicon Valley Bank’s operations are unsatisfactory or that Silicon Valley Bank or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Silicon Valley Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate Silicon Valley Bank’s deposit insurance, which for a California-chartered bank would result in a revocation of Silicon Valley Bank’s charter. The California Department of Financial Institutions has many of the same remedial powers. Various requirements and restrictions under the laws of the State of California and the United States affect the operations of Silicon Valley Bank. State and federal statues and regulations relate to many aspects of Silicon Valley Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, Silicon Valley Bank is required to maintain certain levels of capital. See Regulatory Capital above.

The GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state bank subsidiaries. The GLB Act permits a national bank to underwrite, deal in, and purchase state and local revenue bonds. It also allows a subsidiary of a national bank to engage in financial activities that the bank cannot, except for general insurance underwriting and real estate development and investment. In order for a subsidiary to engage in new financial activities, the national bank and its depository institution affiliates must be well capitalized; have at least “satisfactory” general, managerial, and CRA examination ratings; and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks. For state banks that are members of the Federal Reserve System like Silicon Valley Bank, prior approval of the Federal Reserve Board is required before a bank can create a subsidiary to capitalize on the additional financial activities empowered by the GLB Act.

Restrictions on Dividends

Bancshares’ ability to pay cash dividends is limited by generally applicable Delaware corporation law limits. In addition, Bancshares is a legal entity separate and distinct from Silicon Valley Bank, and there are statutory and regulatory limitations on the amount of dividends that may be paid to Bancshares by Silicon Valley Bank. During 2004, 2003, and 2002, Silicon Valley Bank paid dividends of $25.0 million, $51.0 million, and $80.0 million, respectively, to Bancshares. However, a part of the dividend paid in 2003 and the dividend paid in 2004 were in excess of the amount permitted under the California State Department of Financial Institutions (“DFI”) guidelines. Therefore Bancshares has been required by the DFI to return to Silicon Valley Bank a portion the 2003 dividend and the 2004 dividend—the total amount returned totaled $28.4 million. At this time, Silicon Valley Bank must obtain prior approval from the DFI before paying any further dividends to Bancshares. The Federal Reserve Board and the California Commissioner of Financial Institutions (the Commissioner) have the authority to prohibit Silicon Valley Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. Depending upon the financial condition of Silicon Valley Bank and other factors, the regulators could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. If Silicon Valley Bank fails to comply with its minimum capital requirements, its regulators could restrict its ability to pay dividends using prompt corrective action or other enforcement powers. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 22. Regulatory Matters for further discussion on dividend restrictions.

Transactions with Affiliates

Transactions between Silicon Valley Bank and its operating subsidiaries, on the one hand, and their affiliates, on the other, are subject to restrictions imposed by federal and state law. These restrictions prevent Bancshares and other affiliates from borrowing from, or entering into other credit transactions with, Silicon Valley Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral. All such loans and credit transactions and other “covered transactions” by Silicon Valley Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of Silicon Valley Bank’s capital and surplus; and all such loans and credit transactions and other “covered transactions” by Silicon Valley Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of Silicon Valley Bank’s capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower, and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. A company that is a direct or indirect subsidiary of Silicon Valley Bank would not be considered to be an “affiliate” of Silicon Valley Bank or its operating subsidiaries unless it fell into one of certain categories, such as a “financial subsidiary” authorized under the GLB Act. In addition, Silicon Valley Bank and its operating subsidiaries generally may not purchase a low-quality asset from an affiliate, and covered transactions and other specified transactions by Silicon Valley Bank and its operating subsidiaries with an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. Also, Silicon Valley Bank and its operating subsidiaries generally may engage in transactions with affiliates only on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

In addition to measures taken under the prompt corrective action provisions, bank holding companies and insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. Enforcement actions may include the appointment of a conservator or receiver for the bank; the issuance of a cease and desist order that can be judicially enforced; the termination of the bank’s deposit insurance; the imposition of civil monetary penalties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

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

Premiums for Deposit Insurance

Silicon Valley Bank’s deposit accounts are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum permitted by law. The FDIC may assess premiums to maintain a sufficient fund balance. The amount charged is based on the capital level of an institution and on a supervisory assessment based upon the results of examination findings by the institution’s primary federal regulator and other information deemed relevant by the FDIC to the institution’s financial condition and the risk posed to the Bank Insurance Fund. As of December 31, 2004, the FDIC’s semi-annual assessment for the insurance of BIF deposits ranged from zero (0) to twenty seven (27) cents per $100 of insured deposits. The FDIC may increase or decrease the premium rate on a semi-annual basis. As of December 31, 2004, Silicon Valley Bank’s assessment rate was zero.

Silicon Valley Bank is also required to pay an annual assessment of approximately six (6) cents per $100 of insured deposits toward the retirement of U.S. government-issued financing corporation bonds.

Community Reinvestment Act and Fair Lending

Silicon Valley Bank is subject to a variety of fair lending laws and reporting obligations, including the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including low- to moderate-income neighborhoods. In November 2003, the Federal Reserve Board rated Silicon Valley Bank “satisfactory” in complying with its CRA obligations. A bank can become subject to substantial penalties and corrective measures for any violation of fair lending laws. When regulating and supervising other activities or assessing whether to approve certain applications, the federal banking agencies may consider a bank’s record of compliance with such laws and CRA obligations.

Privacy

The GLB Act imposed customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customer nonpublic personal information. Also, for customers who obtain a financial product such as a loan for personal, family, or household purposes, a financial company is required to disclose its privacy policy to the customer at the time the relationship is established and annually thereafter. The financial company must also disclose its policies concerning the sharing of the customer’s nonpublic personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information-sharing practices that allows the consumer to reject the disclosure of its nonpublic personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the re-use of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing, or marketing through electronic mail. Financial companies were required to be in compliance with these consumer privacy requirements no later than July 1, 2001.

The California Financial Information Privacy Act (SB1) became effective on July 1, 2004, and applies to financial institutions doing business in the State of California. SB1 tightens existing federal restrictions on the sharing of consumer nonpublic personal information with affiliates and nonaffiliated third parties.

Silicon Valley Bank has written policies with regard to the sharing of consumer nonpublic personal information. Our policies comply with both federal and California rules applicable to the security and confidentiality of consumer nonpublic personal information.

USA Patriot Act of 2001

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA Patriot Act), Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that established or increased already existing obligations of financial institutions, including Silicon Valley Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The Secretary of the Treasury has adopted several regulations to implement these provisions. Pursuant to certain of these regulations, Silicon Valley Bank may not establish, maintain, administer, or manage a correspondent account in the United States for, or on behalf of, a foreign shell bank. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the BHC Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. Silicon Valley Bank has in place a Bank Secrecy Act compliance program.

Regulation of Certain Subsidiaries

Two of our subsidiaries, SVB Alliant and SVB Securities, are registered as broker-dealers with the National Association of Securities Dealers, Inc. (NASD) and as such are subject to regulation by the NASD and the US Securities and Exchange Commission (SEC). Our investment advisory subsidiaries, Woodside Asset Management, Inc., and SVB Asset Management, are registered with the SEC under the Investment Advisers Act of 1940, as amended, and are subject to that act and the rules and regulations promulgated thereunder.

Our broker-dealer subsidiaries are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Exchange Act), which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, our broker-dealer subsidiaries are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of Bancshares to withdraw capital from SVB Alliant and limit the ability of Silicon Valley Bank to withdraw capital from SVB Securities.

As broker-dealers, SVB Alliant and SVB Securities are also subject to other regulations covering the operations of their respective businesses, including sales and trading practices; use of client funds and securities; and conduct of directors, officers, and employees. Broker-dealers are also subject to regulation by state securities administrators in the states where they do business. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses; the imposition of censures or fines; the issuance of cease and desist orders; and the suspension or expulsion from the securities business of a firm, its officers, or its employees. The SEC and the NASD, in particular, emphasize the need for supervision and control by broker-dealers of their employees.

Available Information

We make available free of charge through our Internet website, http://www.svb.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. (Our website address is provided solely for informational purposes and is not intended to be part of this Annual Report.)

Item 2.   Properties

Our corporate headquarters facility consists of three buildings and is located at 3003 Tasman Drive, Santa Clara, California. On September 15, 2004, we renegotiated the lease related to our corporate headquarters facility, which replaced the original lease, dated March 8, 1995. The new lease covers two buildings, comprising approximately 157,000 square feet of space, which we occupied under the previous lease, as well as a third building, comprising approximately 56,500 square fee of space, within the same facility complex. The total square footage of the premises leased under the new lease arrangement is approximately 213,500 square feet, which is approximately the same square footage of our corporate headquarters under its previous leases. The term of the new corporate headquarters lease began retroactively on August 1, 2004, and will end on September 30, 2014, unless terminated earlier.

In 2002, we exited leased premises, located in Santa Clara, California, totaling approximating 18,000 square feet. The lease on that building will expire in August 2005. Our management determined that the premises would have no future economic value to our operations, except for any potential future sublease arrangement. Therefore, during 2002, we incurred charge-offs of approximately $2.5 million related to the exit of these premises.

We currently operate 25 regional offices. We operate throughout the Silicon Valley with offices in Fremont, Santa Clara, Palo Alto and on Sand Hill Road in Menlo Park. Other regional offices in California include Irvine, Los Angeles, Napa Valley, San Diego, San Francisco, and Sonoma. Office locations outside of California include: Phoenix, Arizona; Boulder, Colorado; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; New York, New York; Durham, North Carolina; Portland, Oregon; Philadelphia, Pennsylvania; Austin, Texas; Dallas, Texas; Vienna, Northern Virginia; and Seattle, Washington. All of our properties are occupied under leases, which expire at various dates through 2014, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

Item 3.   Legal Proceedings

From time to time, we are subject to legal claims and proceedings that are in the normal course of our business. While the outcome of these matters is currently not determinable, based on information available to the Company, its review of such claims to date and consultation with its outside counsel, we do not currently expect that the ultimate costs to resolve these matters, if any, will have a material adverse effect on our liquidity, consolidated financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation (NASDAQ) national market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ national market, as applicable, for each three month period over the years ended December 31, 2004 and 2003, are as follows:

	2004		2003
	Low	High	Low	High
Three Months Ended:
March 31	$31.02	$39.96	$15.71	$19.63
June 30	$31.20	$39.65	$18.11	$27.00
September 30	$32.38	$39.90	$22.66	$31.00
December 31	$37.15	$45.15	$27.46	$37.25

Stockholders

There were 689 registered holders of our stock as of December 31, 2004. Additionally, we believe there were approximately 7,027 beneficial holders of common stock whose shares are held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.

Dividends

We have not paid cash dividends on our common stock since 1992. Currently, we have no plan to pay cash dividends on our common stock. Periodically, we evaluate the decision of paying cash dividends in the context of our performance, general economic performance, and relevant tax and financial parameters. Our ability to pay cash dividends is limited by generally applicable corporate and banking laws and regulations. See Item 1. Business-Supervision and Regulation-Restrictions on Dividends, and Item 8. Consolidated Financial Statements and Supplementary Data-Note 22. Regulatory Matters for additional discussion on restrictions and limitations on the payment of dividends imposed on us by government regulations.

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Stock Repurchases

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2004 – March 31, 2004	—	$—	—	$46,800,000
April 1, 2004 – June 30, 2004	—	—	—	46,800,000
July 1, 2004 – September 30, 2004	—	—	—	46,800,000
October 1, 2004 – December 31, 2004	300,000	41.93		34,200,000
2004 Total	300,000	$41.93	—	$34,200,000

(1)          On May 7, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to $160.0 million, with no specified expiration date. This program became effective immediately and replaced previously announced stock repurchase programs. Stock repurchases under this program may be made from time to time. Under this program, the Company repurchased in aggregate 4.8 million shares of common stock totaling $125.8 million as of 2004. The approximate dollar value of shares that may still be repurchased under this program totaled $34.2 million as of December 31, 2004.

Recent Sales of Unregistered Securities

None

Item 6.   Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Annual Report on Form 10-K. Certain reclassifications have been made to our prior years’ results to conform to 2004 presentations. Such reclassifications had no effect on the results of operations or stockholders’ equity. In addition, the common stock summary information has been restated to reflect a two-for-one stock split on May 15, 2000.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars and shares in thousands, except per share amounts)
Income Statement Summary:
Net interest income	$234,748	$188,884	$194,708	$262,985	$329,848
(Recovery of)/provision for loan and lease losses	(9,901)	(8,727)	7,220	17,028	54,175
Noninterest income	106,033	75,060	67,858	70,833	189,630
Noninterest expense	242,486	265,191	183,036	183,184	198,788
Minority interest in net (gains) losses of consolidated affiliates	(3,079)	7,689	7,767	7,546	460
Income before income tax expense	105,117	15,169	80,077	141,152	266,975
Income tax expense	39,741	3,192	26,719	52,998	107,907
Net income	$65,376	$11,977	$53,358	$88,154	$159,068
Common Share Summary:
Earnings per share-basic	$1.86	$0.33	$1.21	$1.85	$3.41
Earnings per share-diluted	1.74	0.32	1.18	1.79	3.23
Book value per share	$14.80	$12.76	$14.55	$13.82	$12.54
Weighted average shares outstanding-basic	35,215	36,109	44,000	47,728	46,656
Weighted average shares outstanding-diluted	37,595	37,321	45,080	49,155	49,220
Year-End Balance Sheet Summary:
Investment securities	$2,258,207	$1,575,434	$1,535,694	$1,833,162	$2,107,590
Loans, net of unearned income	2,312,143	1,989,229	2,086,080	1,767,038	1,716,549
Goodwill	35,639	37,549	100,549	96,380	—
Assets	5,153,600	4,480,008	4,195,315	4,187,549	5,642,551
Deposits	4,219,514	3,666,876	3,436,127	3,380,977	4,862,259
Contingently convertible debt	146,740	145,797	—	—	—
Junior subordinated debentures	49,421	49,652	—	—	—
Trust preferred securities(1)	—	—	39,472	38,641	38,589
Stockholders’ equity	$532,268	$447,005	$590,350	$627,515	$614,121
Average Balance Sheet Summary:
Investment securities	$1,943,132	$1,440,517	$1,554,035	$1,817,379	$1,932,461
Loans, net of unearned income	1,954,465	1,800,022	1,762,296	1,656,958	1,580,176
Goodwill	37,066	91,992	98,252	24,955	—
Assets	4,766,721	4,053,909	3,880,045	4,387,624	5,196,313
Deposits	3,905,465	3,277,594	3,063,516	3,581,725	4,572,457
Contingently convertible debt	146,255	73,791	—	—	—
Junior subordinated debentures	49,362	24,490	—	—	—
Trust preferred securities(1)	—	19,193	38,667	38,611	38,559
Stockholders’ equity	$486,613	$494,998	$631,005	$651,861	$478,018
Capital Ratios:
Total risk-based capital ratio	15.9%	16.6%	16.0%	17.2%	17.7%
Tier 1 risk-based capital ratio	12.5%	12.0%	14.8%	15.9%	16.5%
Tier 1 leverage ratio	10.9%	10.2%	13.8%	14.7%	12.0%
Average stockholders’ equity to average assets	10.2%	12.3%	16.2%	14.9%	9.2%
Selected Financial Ratios:
Return on average assets	1.4%	0.3%	1.4%	2.0%	3.1%
Return on average stockholders’ equity	13.4%	2.4%	8.5%	13.5%	33.3%
Net interest margin(1)	5.5%	5.3%	5.7%	6.8%	6.9%
Net recoveries (charge-offs) to average total loans	(0.1)%	0.0%	(0.3)%	(1.1)%	(3.3)%
Nonperforming assets as a percentage of total assets	0.3%	0.3%	0.5%	0.4%	0.3%
Allowances for loan and lease losses as a percent of total gross loans(2)	1.6%	2.5%	2.8%	3.2%	3.4%
Other Data:
Client investment funds:
Private label client investment funds	$7,260,320	$7,615,307	$7,642,090	$8,572,910	$10,069,607
Client investment assets under management	2,678,042	591,610	—	—	—
Sweep funds	1,351,244	1,139,211	853,231	710,458	736,087
Total client investment funds	$11,289,606	$9,346,128	$8,495,321	$9,283,368	$10,805,694

(1)  Adoption of FIN No. 46 and SFAS No. 150 in the latter half of 2003 resulted in a change of classification of trust preferred securities distribution expense from noninterest expense to interest expense on a prospective basis. Additionally, the adoption of FIN No. 46 and SFAS No. 150 resulted in a change of classification of trust preferred securities from noninterest bearing funding sources to interest-bearing liabilities on a prospective basis. Prior to adoption of FIN No. 46 and SFAS No. 150, in accordance with accounting rules in effect at that time, we recorded trust preferred securities distribution expense as noninterest expense. On October 30, 2003, $50.0 million in cumulative 7.0% trust preferred securities were issued through a newly formed special purpose trust, SVB Capital II. We received $51.5 million in proceeds from the issuance of 7.0% junior subordinated debentures to SVB Capital II. A portion of the net proceeds were used to redeem the existing $40.0 million of 8.25% Trust Preferred Securities. Approximately $1.3 million of deferred issuance costs related to redemption of the $40.0 million 8.25% trust preferred securities were included in interest expense in the fourth quarter of 2003.

(2)  Historically, we aggregated our allowance for loan losses and allowance for loan loss contingency and reflected the aggregate allowance in our allowance for loan and lease losses (ALLL) balance. Commencing in the fourth quarter of 2004, we reflected our allowance for loan and lease losses in our ALLL balance and allowance for loan loss contingency in other liabilities. These reclassifications were also made to prior periods’ balance sheets to conform to current period’s presentations. Additionally, we reclassified expense from the provision for loan losses related to changes in the allowance for loan loss contingency into noninterest expense for all periods presented. Such reclassifications had no effect on our results of operations or stockholders’ equity but have had the effect of lowering our ALLL to total gross loans. See Credit Quality table included under Credit Quality and the Allowance for Loan and Lease Losses under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results”.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Annual Report on Form 10-K. Certain reclassifications have been made to our prior years’ results to conform to 2004 presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Overview of Company Operations

Silicon Valley Bancshares is a bank holding company and a financial holding company that was incorporated in the state of Delaware in March 1999. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank’s deposits are insured by the Federal Deposit Insurance Corporation. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400. When we refer to “Silicon Valley Bancshares,” or “we” or use similar words, we intend to include Silicon Valley Bancshares and all of its subsidiaries collectively, including Silicon Valley Bank. When we refer to “Bancshares,” we are referring only to the parent company, Silicon Valley Bancshares.

For over 20 years, we have been dedicated to helping entrepreneurs succeed, specifically focusing on industries where we have deep knowledge and relationships. Our focus is on the technology, life science, private equity, and premium wine industries. We continue to diversify our products and services to support our clients throughout their life cycles, regardless of their age or size. We offer a range of financial services that generate three distinct sources of income.

In part, our income is generated from interest rate differentials. The difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science, private equity, and premium wine industry sectors, and, to a lesser extent, from individuals served by our Private Client Services group. We do not obtain deposits from conventional retail sources and have no brokered deposits. As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of warrants in certain client companies.

Fee-based services also generate income for our business. We market our full range of financial services to all of our commercial and private equity firm clients. In addition to commercial banking and private client services, we offer fee-based merger and acquisition services, private placements, and investment and advisory services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

In addition, we seek to obtain returns through investments in private equity and venture capital fund investments. We manage three limited partnerships: a venture capital fund that invests directly in privately held companies and two funds that invest in other venture capital funds.

Critical Accounting Policies

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the accounting policies and estimates discussed below are the most critical to our audited consolidated financial statements because their application places the most significant demands on our management regarding matters that are inherently uncertain. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of the management’s discussion and analysis. As of December 31, 2004, there have been no material changes to these policies since the last reporting period.

Our senior management discussed the development, selection, and disclosure of these critical accounting policies with our audit committee on January 26, 2005.

Marketable Equity Securities

Our investments in marketable equity securities include:

•       By receipt of warrants for shares of publicly traded companies.

•       Investments in shares of publicly traded companies. Equity securities in our warrant, direct equity, and venture capital fund portfolios generally become marketable when a portfolio company completes an initial public offering on a publicly reported market or is acquired by a publicly traded company.

Unrealized gains on warrants and unrealized gains or losses on equity investment securities are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.”

•       Unrealized gains or losses after applicable taxes, on available-for-sale marketable equity securities that result from initial public offerings are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. We are often contractually restricted from selling equity securities for a certain period of time subsequent to the portfolio company’s initial public offering. Often equity securities held by us for sale are not registered under the Securities Act of 1933 (the Securities Act). In such cases, we often seek exemption from the registration requirements of the Securities Act by effecting sales of equity securities of the portfolio company in compliance with the current public information, holding period, volume limitation and manner of sale requirements of Rule 144 under the Securities Act. In addition, as an inducement to the underwriter(s) to underwrite such an offering, security holders, including us, typically enter into an agreement with the underwriter(s) and/or the portfolio company, pursuant to which the security holder agrees to refrain from selling the securities held by such holder for a period of time, often 180 days, after the initial public offering. As a result of such regulatory and contractual requirements, we are frequently restricted for some period of time in our ability to liquidate portfolio securities even after a portfolio company has completed an initial public offering. Gains or losses on these marketable equity instruments are recorded in our consolidated net income in the period the underlying securities are sold to a third party.

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

Marketable equity securities held through our venture capital fund, Silicon Valley BancVentures, LP, are recorded at fair value, which initially is the purchase cost of the securities. Holdings that are saleable without restriction are valued at the most recent stock exchange closing price prior to the valuation. In addition, holdings that are subject to limitations under Rule 144 and/or Rule 145 or underwriter lock-ups, or in cases where Bancshares and its affiliates could be considered an affiliate of the issuer are discounted to allow for possible price reduction due to restrictions on liquidity. Discounts will range dependent upon many factors, including but not limited to co-investor discount(s), trading volume, and price volatility.

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

Non-Marketable Equity Securities

We invest in non-marketable equity securities in several ways:

•       By receipt of warrants for shares of privately held companies.

•       By direct purchases of preferred or common stock in privately held companies.

•       By capital contributions to venture capital funds, which in turn make investments in preferred or common stock of privately held companies.

•       Through our venture capital fund, Silicon Valley BancVentures, LP, which makes investments in preferred or common stock of privately held companies.

•       Through our funds of funds, SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, which make investments in venture capital funds, which in turn, invest in privately held companies.

•       Through our investments in Partners for Growth, LP and Gold Hill Venture Lending 03, LP, which provide financing to privately held companies in the form of loans and equity.

Unexercised warrant securities in private companies are initially recorded at a nominal value on our consolidated balance sheets. They are carried at this value until they become marketable or expire, except in the following circumstance:

Gains on warrant and gains or losses on equity investment securities that result from a portfolio company being acquired by a publicly traded company are marked-to-market when the acquisition occurs. The resulting gains or losses are recognized into consolidated net income on that date, in accordance with Emerging Issues Task Force, Issue No. 91-5, “Nonmonetary Exchange of Cost—Method Investments.” Further fluctuations in the market value of these marketable equity securities are excluded from consolidated net income and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the adjusted cost basis, are recognized in our consolidated net income.

We account for non-marketable equity investment securities, including warrants, other than those held by the SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, Silicon Valley BancVentures, LP, Partners for Growth, LP, and Gold Hill Venture Lending 03, LP, on a cost basis. In the event of a stock-based acquisition of a non-publicly traded issuer by a publicly traded company, we will realize gains or losses on these securities in our consolidated net income when the transaction occurs.

A summary of our accounting policies for other non-marketable equity securities is presented in the following table. A complete description of the accounting policies follows the table.

Private Equity and Venture Capital Fund Investments

Wholly-Owned by Bancshares	Cost basis less identified impairment, if any
Owned by SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP,
Silicon Valley BancVentures, LP, Partners for Growth, LP, and Gold Hill Venture Lending 03, LP	Investment company accounting, adjusted to fair value on a quarterly basis through consolidated net income

Bancshares’ wholly-owned non-marketable venture capital fund investments and other direct equity investments are recorded on a cost basis as our interests are considered minor because we own less than 5.0% of the company and have no influence over the company’s operating and financial policies. Our cost basis in each investment is reduced by returns until the cost basis of the individual investment is fully recovered. Returns in excess of the cost basis are recorded as investment gains in noninterest income.

The values of the investments are reviewed at least quarterly, giving consideration to the facts and circumstances of each individual investment. Management’s review of private equity investments typically includes the relevant market conditions, offering prices, operating results, financial conditions, and exit strategies. A decline in the fair value that is considered other-than-temporary is recorded in our consolidated net income in the period the impairment occurs. Any estimated loss is recorded in noninterest income as investment losses.

Investments held by Silicon Valley BancVentures, LP are recorded at fair value using investment accounting rules. The investments consist principally of stock in private companies that are not traded on a public market and are subject to restrictions on resale. These investments are carried at estimated fair value as determined by the general partner. The valuation generally remains at cost until such time that there is significant evidence of a change in value based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by Bancshares and has an ownership interest of 10.7% in Silicon Valley BancVentures, LP. The limited partners do not have substantive participating rights. Therefore, Silicon Valley BancVentures, LP is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income. The portion of any gains or losses belonging to the limited partners is reflected in minority interest in net gains or losses of consolidated affiliates and adjusts Bancshares’ consolidated net income to reflect its percentage ownership.

The SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP (SIF I and II) portfolios consist primarily of investments in venture capital funds, which are recorded at fair value using investment company accounting rules. The carrying value of the investments is determined by the general partners based on the percentage of SIF I and II’s interest in the total fair market value as provided by each venture capital fund investment. SVB Strategic Investors, LLC and SVB Strategic Investors II, LLC generally utilize the fair values assigned to the underlying respective portfolio investments by the management of the venture capital funds. The estimated fair value of the investments is determined after giving consideration to the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information. The general partner of SVB Strategic Investors Fund, LP, SVB Strategic Investors, LLC, is owned and controlled by Bancshares and has an ownership interest of 11.1%. The general partner of SVB Strategic Investors Fund II, LP, SVB Strategic Investors II, LLC, is owned and controlled by Bancshares and has an ownership interest of 14.4%. The limited partners of these funds do not have substantive participating rights. Therefore, SIF I and II are consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in our consolidated net income. The other limited partners share of any gains or losses is reflected in minority interest in net gains or losses of consolidated affiliates and adjusts Bancshares’ consolidated net income to reflect its percentage ownership.

Investments held by Partners for Growth, LP and Gold Hill Venture Lending 03, LP are recorded at fair value using investment accounting rules. The investments consist principally of loans and equity investments in private companies that are not traded on a public market and are subject to restrictions on resale. These investments are carried at estimated fair value as determined by the general partner. The general partner of Partners for Growth, LP, Partners for Growth GP, L.L.C, is not owned by Bancshares. Bancshares has an ownership interest of 53.2% in Partners for Growth, LP and therefore, the fund is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income. The portion of any gains or losses belonging to the limited partners is reflected in minority interest in net gains or losses of consolidated affiliates and adjusts Bancshares’ consolidated net income to reflect its percentage ownership. Bancshares has a 90.7% ownership interest in the general partner of Gold Hill Venture Lending 03, LP, Gold Hill Venture Lending Partners 03, LLC. Both Bancshares and Gold Hill Venture Lending Partners 03, LLC have an ownership interest of 5.0% and 4.8%, respectively, in Gold Hill Venture Lending 03, LP. The limited partners of the fund have the substantive ability to remove the general partner without cause. Therefore, Gold Hill Venture Lending 03, LP is not consolidated and Bancshares carries the investments in the fund at estimated fair value as determined by the general partner. Changes in the estimated fair value of the investment are recorded as investment gains or losses in our consolidated net income.

We consider our marketable and non-marketable equity securities accounting policies to be critical, as the timing and amount of gain or losses, if any, from these instruments depend upon factors beyond our control. These factors include the general condition of the public equity markets, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. Therefore, we cannot predict future gains or losses with any degree of accuracy and any gains or losses are likely to vary materially from period to period. In addition, the valuation of non-marketable equity securities included in our financial statements represents our best interpretation of the underlying equity securities performance at this time. Because of the inherent uncertainty of valuations, the estimated values of these securities may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future. For further information related to non-marketable equity securities for the years ended December 31, 2004, 2003, and 2002, please refer to the table under Part II—Item 8. Consolidated Financial Statements and Supplementary Data—Note 7. Investment Securities.

Allowance for Loan and Lease Losses

We consider our accounting policy relating to the estimation of the allowance for loan and lease losses to be critical as estimation of the allowance involves material estimates by our management and is particularly susceptible to significant changes in the near term. Our loan loss reserve methodology is applied to the funded debt as a contra-asset and to our unfunded loan commitments as a reserve to Other Liabilities. Except as described herein, the methodology for the determination of an appropriate reserve for funded and unfunded loan commitments is the same.

We define credit risk as the probability of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Through the administration of loan policies and monitoring of the loan portfolio, our management seeks to reduce such credit risks. While we follow underwriting and credit monitoring procedures, which we believe are appropriate in growing and managing the loan portfolio, in the event of nonperformance by these other parties, our potential exposure to credit losses could significantly affect our consolidated results of operations and financial condition.

The allowance for loan and lease losses is established through a provision for loan losses charged to expense to provide for credit risk. Our allowance for loan and lease losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is imprecise. Our management applies the following evaluation process to our loan portfolio to estimate the required allowance for loan and lease losses:

We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating. Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans, which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review at least quarterly, credit relationships that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of allowance for loan and lease losses, as well as other account management functions. Our Enterprise Risk Management department through a co-sourced relationship, reviews a selection of credit relationships. In addition, our management receives and approves an analysis for all impaired loans, as defined by the SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance for loan and lease losses is allocated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan, or for individual impaired loans as determined by SFAS No. 114.

Our evaluation process was designed to determine the adequacy of the allowance for loan and lease losses. We assess the risk of losses inherent in the loan portfolio by utilizing modeling techniques. For this purpose, we have developed a statistical model based on historical loan loss migration to estimate an appropriate allowance for outstanding loan balances. In addition, we apply a macro allocation to the results of the aforementioned model to ascertain the total allowance for loan and lease losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan and lease losses, relies, to a great extent, on the judgment and experience of our management.

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

We analyze the historical loan loss migration trend by compiling gross loan loss data and by credit risk rating for the rolling twelve-month periods as of the end of each quarter. Each of the loans charged-off over the twelve-month period is assigned a credit risk rating at the period end of each of the preceding four quarters. On an annual basis, the model calculates charged-off loans as a percentage of current period end loans by credit risk-rating category. The percentages are averaged and are aggregated to estimate our loan loss factors. The annual periods are reviewed and averaged to form the loan loss factors for several quarters of history. The current period-end client loan balances are aggregated by risk-rating category. Loan loss factors for each risk-rating category are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category to provide an estimation of the allowance for loan and lease losses.

Macro Allocations

A macro allocation is calculated each quarter based upon an assessment of the risks that may lead to a loan loss experience different from our historical results. These risks are aggregated to become our macro allocation. Based on management’s prediction or estimate of changing risks in the lending environment, the macro allocation may vary significantly from period to period and includes but is not limited to consideration of the following factors:

•       Changes in lending policies and procedures, including underwriting standards and collections, and charge-off and recovery practices.

•       Changes in national and local economic business conditions, including the market and economic condition of our clients’ industry sectors.

•       Changes in the nature of our loan portfolio.

•       Changes in experience, ability, and depth of lending management and staff.

•       Changes in the trend of the volume and severity of past due and classified loans.

•       Changes in the trend of the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications.

Finally, we compute several modified versions of the model, which provide additional assurance that the statistical results of the historical loan loss migration model are reasonable. Our Chief Credit Officer and Chief Financial Officer evaluate the adequacy of the allowance for loan and lease losses based on the results of our analysis.

Allowance for Loan Loss Contingency

We reserve for the possibility of an unfunded loan commitment being funded and subsequently being charged-off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described above to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate the probability of an unfunded credit commitment being funded by us. We apply the loan funding probability factor to risk-factor adjusted unfunded commitments by credit risk-rating to derive the reserve for unfunded loan commitments. The loan loss contingency reserve may also include certain macro allocations as deemed appropriate by our management.

Goodwill

Please see Note 2. Summary of Significant Accounting Policies, for a description of our process for evaluating goodwill. Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Our goodwill at December 31, 2004, related to the acquisition of SVB Alliant (Alliant Partners) a mergers and acquisitions firm. The value of this goodwill is supported by the free cash flows from the acquired businesses. A decline in earnings as a result of a decline in mergers and acquisitions transaction volume or a decline in the valuations of mergers and acquisitions clients could lead to impairment, which would be recorded as a write-down in our consolidated net income.

On an annual basis or as circumstances dictate, our management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. The evaluation methodology for potential impairments is inherently complex and involves significant management judgment in the use of estimates and assumptions. We evaluate impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the “implied” fair value, defined below, of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then writing goodwill down to the implied fair value recognizes goodwill impairment.

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

Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the business, economic or political climate, an adverse action or assessment by a regulator, unanticipated competition, and a more-likely-than-not expectation that a reporting unit will be sold or disposed of. More information about goodwill is included in Item 8-Consolidated Financial Statements and Supplementary Data-Note 10. Goodwill and Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results.

Results of Operations

Earnings Summary

We reported consolidated net income of $65.4 million in 2004, as compared to consolidated net income of $12.0 million in 2003 and $53.4 million in 2002. Diluted earnings per common share totaled $1.74 for 2004, as compared to $0.32 for 2003 and $1.18 for 2002.

Dilutive Effect of Contingently Convertible Debt on our Diluted Earnings per Share Calculation

We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in our fully diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of Emerging Issue Task Force (EITF) issue No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share”. The exposure draft of SFAS No. 128R, if adopted in its proposed form, will require us to change our accounting for the calculation of EPS on our contingently convertible debt to the if converted method. If converted treatment of the contingently convertible debt would have decreased EPS by $0.17 per diluted common share, or 10 percent for 2004.

2004 Compared to 2003

Increase in Consolidated Net Income—Increase in Net Interest Income, Decrease in Impairment of Goodwill Expense

Consolidated net income increased by $53.4 million between 2004 and 2003:

•       Impairment of goodwill expense decreased by $61.1 million. In 2003, we incurred charges aggregating $63.0 million related to our investment banking business unit, SVB Alliant;

•       Net interest income increased by $45.9 million, primarily due to increased interest income from both investment securities and loans; and

•       Noninterest income increased by $31.0 million, largely due to increases in corporate finance fees, client investments fees and foreign exchange fees.

These improvements to consolidated net income were partially offset by increases in certain noninterest expense categories, particularly compensation and benefits expense, which was higher in 2004 primarily due to variable compensation, attributable to our improved financial performance. Additionally, we experienced an increase in professional services expense primarily due to expenses associated with Sarbanes-Oxley compliance. Finally, our effective tax rate increased to 37.8% in 2004 from 21.0% in 2003.

2003 Compared to 2002

Decrease in Consolidated Net Income—Decrease in Net Interest Income, Impairment of Goodwill Expense

The decrease in consolidated net income between 2003 and 2002 primarily resulted from an increase of $82.2 million in noninterest expense. The increase in noninterest expense was principally due to the following factors:

•       Impairment of goodwill charges aggregating $63.0 million related to SVB Alliant, and

•       Increase in expense associated with our incentive compensation program, which we believe was necessary to retain our professional talent in an improving economic environment.

Additionally, due to a decrease in the weighted-average prime rate of 4.1% for the year ended December 31, 2003, from 4.7% for the year ended December 31, 2002, we earned lower interest income from our investment securities and loan portfolios, which resulted in a decline in net interest income. However, our provision for loan loss expense decreased by $10.1 million for 2003, as compared to 2002, largely due to a significant loan loss recovery, and our improved credit quality.

The major components of net income and changes in these components are summarized in the following table for the years ended December 31, 2004, 2003 and 2002, and are discussed in more detail on the following pages.

	Years Ended December 31,
			% Change		% Change
	2004	2003	2004/2003	2002	2003/2002
	(Dollars in thousands)
Net interest income	$234,748	$188,884	24.3%	$194,708	(3.0)%
Provision for loan (losses) recoveries	(9,901)	(8,727)	13.5	7,220	(220.9)
Noninterest income	106,033	75,060	41.3	67,858	10.6
Noninterest expense	242,486	265,191	(8.6)	183,036	44.9
Minority interest in net (gains) losses of consolidated affiliates	(3,079)	7,689	(140.0)	7,767	(1.0)
Income before income tax expense	105,117	15,169	593.0	80,077	(81.1)
Income tax expense	39,741	3,192	1,145.0	26,719	(88.1)
Net income	$65,376	$11,977	445.8	$53,358	(77.6)
Return on average assets	1.4%	0.3%		1.4%
Return on average stockholders’ equity	13.4	2.4		8.5
Average stockholders’ equity to average assets	10.2	12.3		16.2

Net Interest Income and Margin

Net interest income is defined as the difference between interest earned (primarily on loans, investment securities and federal funds sold and securities purchased under agreement to resell) and interest paid on funding sources (such as deposits and borrowings). Net interest income is our principal source of revenue. Net interest margin is defined as the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as interest expense as a percentage of average interest-earning assets.

The following table sets forth average assets, liabilities, minority interest and stockholders’ equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the years ended December 31, 2004, 2003, and 2002.

	Years Ended December 31,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and securities purchased under agreement to resell(1)	$437,052	$6,143	1.4%	$385,169	$4,530	1.2%	$153,185	$2,865	1.9%
Investment securities(2):
Taxable	1,819,889	72,929	4.0	1,297,920	42,789	3.3	1,376,977	46,585	3.4
Non-taxable(3)	123,243	7,698	6.2	142,597	9,613	6.7	177,058	10,606	6.0
Loans(4)(5)(6):
Commercial	1,616,499	145,638	9.0	1,508,961	134,589	8.9	1,508,204	141,697	9.4
Real estate construction and term	120,568	6,511	5.4	98,720	5,989	6.1	102,479	7,245	7.1
Consumer and other	217,398	9,914	4.6	192,341	8,192	4.3	151,613	7,298	4.8
Total loans	1,954,465	162,063	8.3	1,800,022	148,770	8.3	1,762,296	156,240	8.9
Total interest-earning assets	4,334,649	248,833	5.8	3,625,708	205,702	5.7	3,469,516	216,296	6.2
Cash and due from banks	213,213			192,591			182,400
Allowance for loan and lease losses	(48,249)			(58,658)			(61,042)
Goodwill	37,066			91,992			98,252
Other assets(2)	230,042			202,276			190,919
Total assets	$4,766,721			$4,053,909			$3,880,045
Funding sources:
Interest-bearing liabilities:
NOW deposits	$25,986	114	0.4	$23,447	105	0.4	$33,567	220	0.7
Regular money market deposits	513,699	2,587	0.5	332,632	1,824	0.5	288,238	2,751	1.0
Bonus money market deposits	739,976	3,721	0.5	673,982	3,686	0.5	614,378	5,855	1.0
Time deposits	329,336	2,001	0.6	485,199	3,468	0.7	610,996	7,403	1.2
Contingently convertible debt	146,255	943	0.6	73,791	572	0.8	—	—	0.0
Junior subordinated debentures	49,362	1,505	3.0	24,490	3,026	12.4	—	—	0.0
Other borrowings	16,605	520	3.1	40,903	772	1.9	57,593	1,647	2.9
Total interest-bearing liabilities	1,821,219	11,391	0.6	1,654,444	13,453	0.8	1,604,772	17,876	1.1
Portion of noninterest-bearing funding sources	2,513,430			1,971,264			1,864,744
Total funding sources	4,334,649	11,391	0.3	3,625,708	13,453	0.4	3,469,516	17,876	0.5
Noninterest-bearing funding sources:
Demand deposits	2,296,468			1,762,334			1,516,337
Other liabilities	103,271			85,459			58,119
Trust preferred securities(7)	—			19,193			38,667
Minority interest	59,150			37,481			31,145
Stockholders’ equity	486,613			494,998			631,005
Portion used to fund interest-earning assets	(2,513,430)			(1,971,264)			(1,864,744)
Total liabilities, minority interest and stockholders’ equity	$4,766,721			$4,053,909			$3,880,045
Net interest income and margin		$237,442	5.5%		$192,249	5.3%		$198,420	5.7%
Total deposits	$3,905,465			$3,277,594			$3,063,516

(1)        Includes average interest-yielding deposits in other financial institutions of $10,559, $783, and $609 in 2004, 2003 and 2002, respectively.

(2)        Average noninterest-earning investment securities, primarily marketable and non-marketable equity securities, are excluded from the totals of investment securities and are included in other assets. Average noninterest-earning investment securities amounted to $108,458, $102,742 and $97,143 for the years ended December 31, 2004, 2003 and 2002, respectively.

(3)        Interest income on nontaxable investments is presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35% for all years presented. These adjustments were $2,694, $3,365, and $3,712 for the years ended December 31, 2004, 2003, and 2002, respectively.

(4)        Average loans include average nonaccrual loans of $14,533, $16,089, and $19,602 in 2004, 2003, and 2002, respectively.

(5)        Average loans are net of average unearned income of $13,448, $12,573, and $11,651 in 2004, 2003, and 2002, respectively.

(6)        Loan interest income includes loan fees of $36,399, $36,348, and $36,701 in 2004, 2003 and 2002, respectively.

(7)        Adoption of FIN No. 46 and SFAS No. 150 in the latter half of 2003 resulted in a change of classification of trust preferred securities distribution expense from noninterest expense to interest expense on a prospective basis. Additionally, the adoption of FIN No. 46 and SFAS No. 150 resulted in a change of classification of trust preferred securities from noninterest-bearing funding sources to interest-bearing liabilities on a prospective basis. Prior to adoption of FIN No. 46 and SFAS No. 150, in accordance with accounting rules in effect at that time, the company recorded trust preferred securities distribution expense as noninterest expense. On October 30, 2003, $50.0 million in cumulative 7.0% trust preferred securities were issued through a newly formed special purpose trust, SVB Capital II. We received $51.5 million in proceeds from the issuance of 7.0% junior subordinated debentures to SVB Capital II. A portion of the net proceeds were used to redeem the existing $40.0 million of 8.25% trust preferred securities. Approximately $1.3 million of deferred issuance costs related to redemption of the $40.0 million 8.25% trust preferred securities were included in interest expense in the fourth quarter of 2003.

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change”. The following table sets forth changes in interest income for each major category of interest-earning assets and interest expense for each major category of interest-bearing liabilities. The table also reflects the amount of simultaneous changes attributable to both volume and rate for the years indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35% for all years presented.

	2004 Compared to 2003 Increase (Decrease) Due to Changes in			2003 Compared to 2002 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Federal funds sold and securities purchased under agreement to resell	$659	$954	$1,613	$3,102	$(1,437)	$1,665
Investment securities	18,380	9,845	28,225	(4,696)	(93)	(4,789)
Loans	12,805	488	13,293	3,442	(10,912)	(7,470)
Increase (decrease) in interest income	31,844	11,287	43,131	1,848	(12,442)	(10,594)
Interest expense:
NOW deposits	11	(2)	9	(52)	(63)	(115)
Regular money market deposits	922	(159)	763	426	(1,353)	(927)
Bonus money market deposits	345	(310)	35	599	(2,768)	(2,169)
Time deposits	(1,000)	(467)	(1,467)	(1,328)	(2,607)	(3,935)
Contingently convertible debt	481	(110)	371	572	—	572
Junior subordinated debentures	1,744	(3,265)	(1,521)	3,026	—	3,026
Other borrowings	(602)	350	(252)	(403)	(472)	(875)
Increase (decrease) in interest expense	1,901	(3,963)	(2,062)	2,840	(7,263)	(4,423)
Increase (decrease) in net interest income	$29,943	$15,250	$45,193	$(992)	$(5,179)	$(6,171)

2004 Compared to 2003

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $237.4 million for 2004, an increase of $45.2 million, or 23.5%, from 2003. The increase in net interest income was the result of a $43.1 million increase in interest income and a $2.1 million decrease in interest expense.

Interest Income—Net Increase in Interest-Earning Assets (Volume Variance)

The $43.1 million increase in interest income for 2004, as compared to 2003, was primarily the result of a $31.8 million favorable volume variance. The favorable volume variance resulted from a $708.9 million, or 19.6% increase, in average interest-earning assets. We believe increases in our sources of funding, largely deposits, were the main contributors to the increase in average interest-earning assets. We believe deposits increased due to an improved venture capital funding environment and general improvements in business conditions for many of our clients. This increase in interest-earning assets was primarily centered in investment securities, which increased $502.6 million, and loans, which increased $154.4 million.

Average investment securities increased by $502.6 million, resulting in an $18.4 million favorable volume variance. Throughout 2004, we continued our investment strategy of changing the investment portfolio mix by increasing the portion of the portfolio invested in relatively higher-yielding mortgage-backed securities and collateralized mortgage obligations. Our average investments in mortgage-backed securities and collateralized mortgage obligations collectively increased by $564.8 million for 2004 as compared to 2003, largely funded by increases in client deposits. We estimated the duration of our investment portfolio increased to 2.1 at December 31, 2004, from 1.7 at December 31, 2003. The increase in duration was primarily due to the increase in mortgage-backed securities and collateralized mortgage obligations whose average duration is typically in the 2 to 5 year range.

In addition, average loans increased by $154.4 million, or 8.6% in 2004 as compared to 2003, resulting in a $12.8 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which increased by $107.5 million. In particular, the average balances of higher-yielding loan products such as asset-based loans and accounts receivable factoring increased by $39.4 million and $68.6 million, respectively. In addition, we also grew our average real estate and consumer loan portfolios. The increase in average loans reflects an improvement in economic activity and in the markets served by us. These new loans continue to be subject to our existing underwriting practices. Our strategy is to grow average loans modestly during 2005 as our corporate technology efforts continue to develop.

Average federal funds sold and securities purchased under agreement to resell for 2004 increased by $51.9 million, or 13.5%, resulting in a $0.7 million favorable volume variance. The increase was mainly due to the growth in funding sources, primarily noninterest-bearing demand deposits.

Interest Income—Shift in the Composition of Average Interest-Earning Assets (Rate Variance)

Favorable rate variances associated with each component of interest earning assets caused an $11.3 million increase in interest income in 2004 as compared to 2003. Although the yields on federal funds sold and securities purchased under agreement to resell and investment securities increased and the yield on loans remained unchanged, the yield on total average interest-earning assets remained unchanged. The overall yield remained unchanged due to a change in the mix of our total average interest-earning assets. In 2004, investment securities represented 44.8% of our total average interest-earning assets and loans represented 45.1% of our total average interest-earning assets. In 2003, investment securities represented 39.7% of our total average interest-earning assets, and loans represented 49.6% of our total average interest-earning assets. Thus, the increase in yields on federal funds sold and securities purchased under agreement to resell and investment securities in 2004 as compared to 2003 was offset by the change in overall composition of our interest-earning assets.

We increased our prime lending rate by 25 basis points on five occasions in the latter half of 2004, increasing it from 4.00% to 5.25%. As of December 31, 2004, approximately 81.3%, or $1.9 billion, of our outstanding loans were variable rate loans, which would re-price with any further increase or any decrease in our prime lending rate, unless restricted by the terms of any such loans.

The yield on investment securities increased by 51 basis points to 4.1% in 2004 from 3.6% for 2003, causing a $9.8 million favorable rate variance. This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher-yielding mortgage-backed securities and collateralized mortgage obligations.

We also realized a $1.0 million favorable rate variance associated with our federal funds sold and securities purchased under agreement to resell, which is largely driven by higher short-term market interest rates in 2004 as compared to 2003. We expect to continue the trend of managing federal funds sold and securities purchased under agreement to resell at appropriate levels for our liquidity needs.

Interest Expense

Total interest expense for 2004 decreased by $2.1 million from 2003, despite a $166.8 million, or 10.1% increase in our interest-bearing liabilities. The decrease in interest expense was primarily the result of a $4.0 million favorable rate variance, partially offset by a $1.9 million unfavorable volume variance.

We experienced a favorable rate variance of $4.0 million primarily due to lower interest expense related to borrowing. In the fourth quarter of 2003, we recognized $1.3 million in deferred issuance costs associated with the early redemption of the $40.0 million, 8.25% trust preferred securities.

Also, in the fourth quarter of 2003, we issued $51.5 million in 7.0% junior subordinated debentures and simultaneously entered into an interest rate swap agreement with a notional amount of $50.0 million. This interest rate swap agreement hedges against the risk of changes in fair value associated with our 7.0% junior subordinated debentures. The terms of this fair value hedge agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on LIBOR plus a spread. For 2004, we paid interest expense of $3.5 million on the 7.0% junior subordinated debentures. However, the fair value hedge agreement provided income of $2.2 million, resulting in net interest expense of $1.3 million for 2004.

There were significant fluctuations in several line items of the total interest expense volume variance, which largely offset each other. In particular, the implementation SFAS No. 150 and FIN No. 46 in mid 2003 required us to reclassify our trust preferred securities to the long-term debt category during 2003. Additionally, these accounting pronouncements also required us to classify the trust preferred securities distribution expense as interest expense, on a prospective basis. The trust preferred distribution expense had previously been classified as noninterest expense.

Increases in regular money market and bonus money market deposits contributed a $1.3 million unfavorable variance to the total interest expense volume variance. This unfavorable volume variance was largely offset by lower time deposits, which provided a $1.0 million favorable volume variance. Due to the general improvement in the venture capital funding environment, highly-liquid money market deposits have increased by $247.1 million, while longer-term time deposits have decreased by $155.9 million. Our clients may use time deposits as collateral for letters of credit issued by Silicon Valley Bank on their behalf, to certain third parties such as real estate lessors. We believe time deposits have decreased partly because of a softer real estate market, which generally reduces the frequency of these types of arrangements. Moreover, due to the general improvement in the economic environment, borrowings secured by time deposits have decreased.

A shift of client funds from time deposits to more liquid money market deposits also contributed to the favorable rate variance.

The average cost of funds of 0.3% for 2004 represented a slight decrease from 0.4% in 2003. The decrease was largely attributable to a decrease in the cost of borrowings and to a relative increase in noninterest-bearing funding sources as a percentage of total funding sources.

2003 Compared to 2002

Net Interest Income

Net interest income on a fully taxable-equivalent basis totaled $192.2 million in 2003, a decrease of $6.2 million, or 3.1%, from $198.4 million in 2002. The decrease in net interest income was due to a $10.6 million, or 4.9%, decline in interest income, offset by a $4.4 million, or 24.7%, decrease in interest expense over the comparable prior-year period. Interest expense in 2003 included $3.0 million relating to the SFAS No. 150 and FIN No. 46-mandated classification of trust preferred securities distribution expense as interest expense for the latter half of 2003. For periods prior to June 30, 2003, trust preferred securities distribution expense was classified as noninterest expense and therefore did not impact the net interest margin.

Interest Income—Impact of Declining Market Interest Rates on Interest-Earning Asset (Rate Variance)

Throughout the decreasing market interest rate environment, we implemented numerous measures to minimize the impact to our net interest margin. These measures included diversifying the product mix in the investment portfolio to higher yielding, high-quality assets and reducing rates paid on interest-bearing deposits. Additionally, we increased the duration of our investment securities portfolio by replacing certain short-term, lower yielding securities with longer-term, higher-yielding securities such as collateralized mortgage obligations, thereby taking advantage of a steeper interest rate curve. Overall, the duration of our investment securities portfolio increased to approximately 1.7 years in 2003, from approximately 1.5 years in 2002.

The $10.6 million decrease in interest income for 2003, as compared to 2002, was the result of a $12.4 million unfavorable rate variance associated with each component of interest-earning assets, partially offset by a $1.8 million favorable volume variance. Market interest rates decreased slightly during 2003, which caused the weighted average prime rate to decline by 55 basis points from 4.7% in 2002. Consequently, the yield on loans decreased by 60 basis points in 2003 to 8.3% from 8.9% in 2002. In 2003, we incurred a $10.9 million unfavorable rate variance associated with our loan portfolio. Floating rate loans, which represent approximately 81.2% of our total loan portfolio, produced lower interest income due to a lower average prime rate in 2003 compared to 2002. The average yield on federal funds sold and securities purchased under agreement to resell also decreased due to the decline in market interest rates from 1.9% in 2002 to 1.2% in 2003, which caused a $1.4 million unfavorable rate variance.

Interest Income—Net Increase in Interest-Earning Assets (Volume Variance)

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

Average loans increased $37.7 million, or 2.1%, in 2003, as compared to 2002, resulting in a $3.4 million favorable volume variance. In 2003, we grew our average loan portfolio to a record level by continuing to focus on attracting corporate technology clients, which we believed were under-served by our competitors. We experienced loan growth across most of the industry sectors we serve.

Average investment securities for 2003 decreased $113.5 million, or 7.3%, as compared to 2002, resulting in a $4.7 million unfavorable volume variance. The decrease in average investment securities was primarily concentrated in short-term investments, partially offset by an increase in longer-term collateralized mortgage obligations.

Average federal funds sold and securities purchased under agreement to resell increased $232.0 million, or 151.4%, in 2003, as compared to the prior year, resulting in a $3.1 million favorable volume variance. This increase was primarily due to a change in the investment portfolio mix.

The yield on average interest-earning assets decreased 60 basis points in 2003 from the prior year. This decrease primarily resulted from a decline in short-term market interest rates; thus, we earned lower yields on each component of our interest-earning assets.

Interest Expense

Total interest expense in 2003 decreased $4.4 million from 2002. This decrease was due to a favorable rate variance of $7.4 million, partially offset by an unfavorable volume variance of $3.0 million. The favorable rate variance between 2003 and 2002 primarily resulted from a reduction in the average rates paid on all of our interest-bearing deposits, particularly those rates paid on our time deposit and bonus money market deposit products.

The unfavorable volume variance was due in large part to the SFAS No. 150-mandated classification of trust preferred securities distribution expense of $3.0 million as interest expense for the latter half of 2003. Trust preferred securities distribution expense was previously classified as noninterest expense. Of the $3.0 million in trust preferred securities distribution expense, approximately $1.3 million related to the recognition of deferred issuance costs in the fourth quarter of 2003, due to the early redemption of our 8.25% trust preferred securities. In the fourth quarter of 2003, we entered into an interest rate swap agreement to swap our 7.0% fixed payment on junior subordinated debentures for a variable rate based on the London Inter-Bank Offer Rate (LIBOR) plus a spread.

Additionally, we experienced an unfavorable volume variance related to long-term debt of $1.0 million. In the second quarter of 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes, with a maturity of June 15, 2008. Although no interest was paid on the notes, we experienced an increase in interest expense due to amortization of the contingently convertible debt issuance costs. The overall unfavorable volume variance caused primarily by long-term debt and trust preferred securities was partially offset by average time deposits, which decreased from $611.0 million in 2002 to $485.1 million in 2003, causing a $1.3 million favorable volume variance.

The average cost of funds paid on average interest-bearing liabilities in 2003 was 0.8% down from 1.1% in 2002. This decrease in the average cost of funds was largely due to a decrease of 50 basis points on the average rates paid on both our money market deposit and time deposit products.

Provision for Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan and lease losses in relation to total loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments. For a more detailed discussion of credit quality and the allowance for loan and lease losses, see Item 7. Critical Accounting Policies and Item 7. Financial Condition—Credit Quality and the Allowance for Loan and Lease Losses.

2004 Compared to 2003—Continued Improved Credit Quality Prompts Further Recovery of Provision for Loan Losses

We realized a recovery of provision for loan losses of $9.9 million in 2004 compared to a recovery of provision for loan losses of $8.7 million in 2003. In 2003, our loan loss recoveries exceeded loan charge offs by $0.2 million. We incurred net charge-offs of approximately $2.3 million in 2004 and credit quality remained strong with nonperforming loans at 0.6% of gross loans. We realized a slight net recovery of loan losses in 2003. We believe the improvement in the recovery of loan losses was primarily attributable to our improved credit risk management and to improved economic conditions.

2003 Compared to 2002—Improved Credit Quality Leads to Recovery of Provision for Loan Losses

We realized a recovery of provision for loan losses of $8.7 million in 2003, as compared to provision for loan losses of $7.2 million in 2002. We realized a slight net recovery of loan losses in 2003, compared to net charge-offs of $5.8 million in 2002. The change in provision for loan losses for 2003, as compared to 2002, resulted from the improvement in our loan portfolio’s credit quality position.

A large part of the loan recoveries in 2003 related to a settlement in August 2003 of litigation commenced by us relating to a charged-off film loan. This was reflected in the provision for loan losses for both the third quarter and nine months ended September 30, 2003. In October 2000, we filed a civil lawsuit for approximately $8.3 million (plus attorneys’ fees and interest) in the United States District Court for the Central District of California, against certain insurance companies for various causes of action, including breach of contract, breach of the duty of good faith, and fair dealing and fraud. The lawsuit concerned our claim for insurance coverage under an insurance policy issued to us by these insurance companies related to a loan made by us to finance production of a film. In the third quarter of 2003, the parties entered into a confidential and mutually agreeable settlement agreement, after which we dismissed the lawsuit. As a result of the settlement, we recorded significant recovery related to a previously charged-off film loan.

Noninterest Income

The following table summarizes the components of noninterest income and the percent change from year to year:

	Years Ended December 31,
			% Change		% Change
	2004	2003	2004/2003	2002	2003/2002
	(Dollars in thousands)
Client investment fees	$26,919	$23,991	12.2%	$30,671	(21.8)%
Corporate finance fees	21,913	13,149	66.7	12,110	8.6
Letter of credit and foreign exchange income	16,399	12,856	27.6	15,225	(15.6)
Deposit service charges	13,538	13,202	2.5	9,072	45.5
Income from client warrants	9,191	7,528	22.1	1,661	353.2
Investment gains (losses)	5,571	(8,402)	166.3	(9,825)	(14.5)
Credit card fees	2,817	3,431	(17.9)	955	259.3
Other	9,685	9,305	4.1	7,989	16.5
Total noninterest income	$106,033	$75,060	41.3%	$67,858	10.6%

2004 Compared to 2003—Increases in Most Components Drive 41.3% Increase

	At December 31, 2004	At December 31, 2003	At December 31, 2002
	(Dollars in millions)
Client investment funds(1):
Private label client investment funds	$7,260.3	$7,615.3	$7,642.1
Client investment assets under management	2,678.1	591.6	—
Sweep funds	1,351.2	1,139.2	853.2
Total client investment funds	$11,289.6	$9,346.1	$8,495.3

(1)          Client funds invested through Silicon Valley Bancshares, maintained at third party financial institutions.

We offer investment products and services that include mutual funds and other investments, sweep products, and asset management services to our clients.

Our fees, calculated on clients’ average balances, ranged from 9 to 70 basis points (fixed income securities and Federated Sweep, respectively) as of December 31, 2004, compared to a range of 10 to 100 basis points as of December 31, 2003.

Total client investment funds were $11.3 billion at December 31, 2004, compared to $9.3 billion at December 31, 2003, an increase of $2.0 billion, or 20.8%. As of December 31, 2004, client investment funds under management accounted for $2.7 billion, or 23.7%, of total client investment funds. Mutual fund products were $6.2 billion at December 31, 2004, and $6.4 billion at December 31, 2003.

Client investment fee income increased by $2.9 million from 2003 to 2004. Client investment fee for 2004 was $26.9 million. The increased income was largely attributable to the growth in client investment funds.

The increase in corporate finance fees in 2004 over 2003 was in large part due to a single large investment banking transaction, which generated $6.1 million in fees. SVB Alliant’s business is highly variable so we expect to see significant changes in corporate finance fees from year to year.

The increase in letter of credit and foreign exchange income was primarily due to a higher volume of client foreign exchange transactions, which resulted from increased global economic activity associated with our clients’ markets.

In 2004, we recognized income from client warrants of $9.2 million, as compared to $7.5 million in 2003. We have historically obtained rights to acquire stock, in the form of warrants, in certain clients, primarily as part of negotiated credit facilities. The receipt of warrants does not change the loan pricing, covenants, or other collateral control techniques we employ to mitigate the risk of a loan becoming nonperforming. The collateral requirements on loans with warrants are similar to lending arrangements where warrants are not obtained. The timing and amount of income from the disposition of client warrants typically depends on factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of warrant-related income with any degree of accuracy, and it is likely to vary materially from period to period.

We recognized net investment gains in 2004, as compared to net investment losses in 2003. Investment gains for 2004 were concentrated in our managed funds of funds, our managed venture capital fund, and direct equity investments. Losses on our equity investments, excluding the impact of minority interest, were $1.0 for 2004 compared to $2.8 million for 2003. We expect continued variability in the performance of our equity portfolio.

2003 Compared to 2002—Decreases in Client Investment Fees and Foreign Exchange Income, Partially Offset by an Increase in Deposit Service Charges.

Client investment fees decreased in 2003 from 2002. Fees on clients’ average balances ranged from 10 to 100 basis points in 2003 and 12.5 to 107 basis points in 2002. At December 31, 2003, $9.3 billion in client funds were invested in these products, compared to $8.5 billion in 2002. Of these funds, $6.4 billion and $8.5 billion were invested in mutual fund products as of December 31, 2003 and 2002, respectively. Total invested client funds have increased between 2003 and 2002, however the decrease in client investment fees from year to year was due to a shift in client investment mix. The sustained low interest rate environment has caused lower priced investment products to become a more attractive investment strategy for many of our clients.

In the first quarter of 2003, we established a registered investment advisor (SVB Asset Management) to meet the demand for active management of client investment portfolios. This action will allow us to provide a more expansive and competitive array of investment products and services to our clients. While the fees earned per dollar managed has been reduced, our strategy is to make up for the lower fees through greater volume. At December 31, 2003, SVB Asset Management had $591.6 million of assets under management.

Deposit service charges increased in 2003 over 2002 as we have expanded and enhanced our suite of fee-based financial (depository) services and client usage has increased overall. Clients compensate us for depository services, either through earnings credits computed on their demand deposit balances or via explicit payments that we recognize as deposit service charges income. Earnings credits are calculated using client average daily deposit balances less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received lower earnings credits in 2003 compared to 2002 due to lower short-term market interest rates, resulting in fewer earnings credits to offset deposit service charges.

Corporate finance fees increased slightly in 2003 from 2002. Corporate finance fees totaled $12.1 million in 2002. In 2002, SVB Alliant, our investment-banking subsidiary, generated the entire balance of $12.1 million. SVB Alliant’s revenues are typically a function of the valuation of its clients’ mergers and acquisitions transactions. Economic events depressed valuations of high technology and life science corporations in 2002 and 2003. Thus, SVB Alliant has not achieved its merger and acquisition revenue goals. Consequently, we incurred aggregate impairment of goodwill charges of $63.0 million in 2003; see the discussion under the heading Noninterest Expense contained later in this Management Discussion and Analysis of Financial Condition and Results of Operations section.

Letter of credit fees, foreign exchange fees, and other trade finance income decreased between 2002 and 2003 as a result of increased competition and increased availability of these product types from other financial institutions.

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

We experienced improvements in investment securities losses from year to year. The 2003 and 2002 losses primarily related to the write-downs of certain venture capital fund and direct equity investments. Excluding the impact of minority interest, the net write-downs of our equity securities totaled approximately $2.8 million in 2003 and $4.1 million in 2002.

Other noninterest income largely consisted of service-based fee income associated with our deposit and loan services as well as fund management fees.

Noninterest Expense

The following table presents the detail of noninterest expense and the percent change, year over year:

	Year Ended December 31,
			% Change		% Change
	2004	2003	2004/2003	2002	2003/2002
	(Dollars in thousands)
Compensation and benefits	$155,097	$122,964	26.1%	$104,285	17.9%
Net occupancy	17,590	17,638	(0.3)	20,391	(13.5)
Professional services	17,068	13,677	24.8	18,385	(25.6)
Furniture and equipment	12,403	11,289	9.9	9,562	18.1
Business development and travel	9,718	8,692	11.8	8,426	3.2
Correspondent bank fees	5,340	4,343	23.0	2,835	53.2
Data processing services	3,647	4,288	(14.9)	4,360	(1.7)
Telephone	3,367	3,187	5.6	3,123	2.0
Postage and supplies	3,255	2,601	25.1	3,190	(18.5)
Tax credit funds amortization	2,480	2,704	(8.3)	2,963	(8.7)
Impairment of goodwill	1,910	63,000	(97.0)	—	100.0
Provision for loan loss contingency	1,549	2,504	(38.1)	(3,338)	175.0
Trust preferred securities distributions	—	594	(100.0)	2,230	(73.4)
Other	9,062	7,710	17.5	6,624	16.4
Total noninterest expense	$242,486	$265,191	(8.6)%	$183,036	44.9%

2004 Compared to 2003—Decrease in Impairment of Goodwill, Increases in Compensation and Benefits and Professional Services Expense

The increase in compensation and benefits expense of $32.1 million was primarily due to an increase in incentive compensation expense of $17.5 million, or 108.1%, to $33.7 million during 2004, compared to $16.2 million during 2003. Incentive compensation at SVB Alliant increased $6.9 million and was driven by a 66.7% increase in investment banking revenues from $13.1 million to $21.9 million. The remaining increase in incentive compensation is largely attributable to improved financial performance of Silicon Valley Bank.

The remainder of the increase in compensation and benefit expense during 2004 was largely due to increases in salaries and wages expense, employee stock ownership plan expense, and equity-based compensation expense. Salaries and wages expense increased by $3.6 million, or 4.6%, to $82.6 million during 2004, compared to $78.9 million during 2003. The increase was primarily attributable to higher rates of employee salaries and wages. Average full-time equivalent (FTE) personnel was 999 during 2004, a slight increase from 994 FTE personnel during 2003.

Employee stock ownership plan expense increased by $3.0 million, or 78.7%, to $6.8 million during 2004, compared to $3.8 million during 2003. The increase was attributable to our improved consolidated financial performance. See Item 8.—Consolidated Financial Statements and Supplementary Data—Note 18. Employee Benefit Plans for further discussion of the employee stock ownership plan.

Lastly, equity-based compensation increased by $1.6 million, or 155.3%, to $2.6 million in 2004, compared to $1.0 million in 2003. This increase reflects our increased use of restricted stock and restricted stock units, in lieu of stock options, as components of our employee compensation structure, as we transition our equity-based compensation programs.

Net occupancy expense remained relatively unchanged between 2004 and 2003. However, on September 15, 2004, we renegotiated the lease related to our corporate headquarters facility in Santa Clara, California, which replaced the original lease, dated as of March 8, 1995. The new lease covers two buildings, comprising approximately 157,000 square feet of space, which we occupied under the previous lease, as well as a third building, comprising approximately 56,500 square feet of space, within the same facility complex. The total square feet of the premises leased under the new lease arrangement is approximately 213,500 square feet, which is approximately the same square footage of our corporate headquarters under its previous leases. The term of the new corporate headquarters lease began retroactively on August 1, 2004, and will end on September 30, 2014, unless terminated on an earlier date. Based on the new lease terms, our corporate headquarters lease expense will be lower under the new lease arrangement. The landlord for these premises is contributing approximately $7.0 million towards the cost of these renovations, improvements, and alterations. We expect to incur renovation, improvement, and alteration costs in excess of this amount.

Professional services expenses consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, information technology and other consulting, and our board of directors. The increase in professional services was primarily due to three significant factors:

Firstly, in 2003, we settled the remaining aspects of a film loan litigation and were able to recover significant legal expenses pertaining to those proceedings. The recovery of legal costs was recorded, upon receipt of the funds, as a reduction of legal expense in 2003.

Secondly, in 2004 we incurred an increase in professional services fees associated with commitment of resources to document and enhance controls required by the Sarbanes-Oxley Act of 2002 and the independent audit thereof. In particular, these costs were substantially higher in the fourth quarter of 2004.

Lastly, we incurred approximately $1.4 million in professional fees related to fund raising activities associated with the Gold Hill Venture Lending 03, limited partnership which are venture debt fund entities. These venture debt funds raised approximately $214.1 million in capital commitments. Silicon Valley Bancshares initiated the formation of these funds and agreed to pay a portion of the related fund raising fees.

Over the past few years, we have continued to emphasize stringent controls over the use of external consulting services.

The increase in furniture and equipment expense is primarily due to the consolidation of two of our offices in southern California and the cost of furnishings for a newly opened Silicon Valley office. Also, see data processing below.

The increase in business development and travel was primarily due to costs related to our sponsorship of the inaugural SVB Tech Investors Forum in September 2004. At this event, which was held in San Francisco, California, at which 76 public and private technology companies presented to over 500 investors. There were also additional incremental travel expenses associated with the opening of our international subsidiaries in London, England., and Bangalore, India in September 2004.

Correspondent bank fees increased from year to year. Many of our correspondent banks provide earnings credits to offset bank fees we incur when using their services. Earnings credits are generally calculated using average daily deposit balances  less a reserve requirement and a short-term market interest rate. We received lower earnings credits in 2004 as compared to 2003 due to our maintaining lower average balances with our correspondent banks and lower average short-term market interest rates. As such, we had fewer earnings credits to offset bank fees charges incurred by us. Thus, we incurred higher recognizable bank fees in 2004 as compared to 2003. Management made the decision to lower the average balances with correspondent banks because we were able to earn more on our funds by investing them than we would have benefited from lower correspondent bank fees by maintaining larger balances with our correspondent banks.

The decrease in data processing expense was primarily due to the renegotiation, in late 2003, of the terms of an agreement with one of our more significant outsourced data processing providers from a data processing arrangement to a short-term software licensing arrangement. The change in the agreement was executed to facilitate the transition of this data processing from the external provider to our internal resources. Hence the expenses associated with this vendor, which were classified as data processing in the first six months of 2003, were classified as expensed software under the caption furniture and equipment through August 2004. We commenced the in-sourcing of this data processing application in late 2004.

The decrease in impairment of goodwill expense can be attributed to charges of $63.0 million incurred in 2003 related to our investment banking business unit, SVB Alliant (see further discussion below under the 2003 Compared to 2002 analysis). In 2004, we recognized an impairment charge in the third quarter related to our private client services business unit Woodside Asset Management (see further discussion under Financial Condition—Goodwill below).

2003 Compared to 2002—Goodwill Impairment Charges, Increase in Variable Compensation, Decrease in Professional Services Expense

The increase in compensation and benefits expense of $18.7 million was primarily due to an increase in incentive compensation expense of $10.1 million, or 164.1%, to $16.2 million during 2003, compared to $6.1 million during 2002. We believed the increase in incentive compensation was necessary to retain our professional talent in an improving economic environment.

The remainder of the increase in compensation and benefit expense during 2003 was due to an increase in salaries and wages expense, an increase in 401(k) benefits expense, and a residual net increase in other employee benefits.

Salaries and wages expense increased by $4.4 million, or 5.8%, to $79.0 million during 2003, compared to $74.6 million during 2002. The increase was primarily attributable to higher rates of employee salaries and wages. Average full-time equivalent (FTE) personnel of 994 during 2003 was slightly lower from 1,000 during 2002.

401(k) benefit expense increased by $2.1 million, or 238.7%, to $3.0 million during 2003, compared to $0.9 million during 2002. The increase was attributable to additional matching contributions made by us to this Plan during 2003 resulting from changes to the 401(k) plan, which became effective as of January 1, 2003. See Item 8.—Consolidated Financial Statements and Supplementary Data—Note 18. Employee Benefit Plans for further discussion of the changes to the 401(k) plan.

In 2003, we incurred aggregate impairment of goodwill charges related to the SVB Alliant (formerly Alliant Partners) reporting unit of $63.0 million ($38.7 million net of tax, or $1.04 per diluted common share in 2003). We acquired SVB Alliant on September 28, 2001. In recent times, economic events depressed valuations of technology and life science corporations. Thus, SVB Alliant did not achieve its originally forecasted results of operations. Consequently, we incurred these aggregate impairment charges; see Item 8. Consolidated Financial Statements and Supplementary Data Note 9. Goodwill for further information. For a discussion of our goodwill accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.

Occupancy expense decreased by $2.8 million between 2003 and 2002. In 2002, we exited leased premises in Santa Clara, California, approximating 18,000 square feet. The lease on the building expires in August 2005. Our management determined that the premises would have no future economic value to our operations, except for any potential future sub-lease arrangement. Therefore, during 2002, we incurred charge-offs of approximately $2.5 million related to the exit of these premises. We incurred no such charge-offs in 2003.

Professional services expenses, which consist of costs associated with corporate legal services, litigation settlements, accounting and auditing services, consulting, and our board of directors, has decreased year to year. In 2003, we settled the remaining aspects of a film loan litigation and were able to recover significant legal expenses pertaining to those proceedings. Additionally, over the past few years, we implemented stringent measures to control the use of external consulting services.

Furniture and equipment expenses increased in 2003 compared to 2002, mainly due to an increase in information technology maintenance costs related to new business initiatives.

Correspondent bank fees increased from year to year. Many of our correspondent banks provide earnings credits to offset bank fees we incur when using their services. Earnings credits are generally calculated using average daily deposit balances less a reserve requirement and a short-term market interest rate. We received lower earnings credits in 2003 as compared to 2002, due to our maintaining lower average balances with our correspondent banks and lower market interest rates. As such, we had fewer earnings credits to offset bank fees charges incurred by us. Thus, we incurred higher recognizable bank fees in 2003 as compared to 2002. Management made the decision to lower the average balances with correspondent banks because we were able to earn more on our funds by investing them than we would have benefited from lower correspondent bank fees by maintaining larger balances with our correspondent banks.

Beginning July 1, 2003, trust preferred securities distribution expense was required to be classified as interest expense on a prospective basis, pursuant to adoption of SFAS No. 150. Therefore, noninterest expense does not reflect trust preferred securities distribution expense for the latter half of 2003. The 8.25% trust preferred securities, originally issued during the second quarter of 1998, paid a fixed-rate quarterly distribution and had a maximum maturity of 30 years. We completed the early redemptions of the $40.0 million of 8.25% trust preferred securities in the fourth quarter of 2003.

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

Other noninterest expense increased by $1.1 million, or 16.4%, to $7.7 million during 2003, compared to $6.6 million during 2002. This increase was substantially attributable to increase in operational losses, client services expense, advertising and promotion expense, and insurance and protection expense.

Operational losses increased by $0.9 million, or 116.3%, to $1.6 million during 2003, compared to $0.7 million during 2002, primarily due to bad debt expense at SVB Alliant.

Client services expense related to loans and deposits increased overall by $0.5 million, or 24.5%, to $2.7 million during 2003, compared to $2.2 million during 2002.

Advertising and promotion expense increased by $0.4 million, or 32.3%, to $1.4 million during 2003, compared to $1.0 million during 2002, primarily due to additional marketing collateral related to new business initiatives.

Insurance and protection expense increased by $0.3 million, or 42.5%, to $1.2 million during 2003, compared to $0.9 million during 2002, primarily due to higher market premiums for the Company’s insurance coverage.

Minority Interest in Net Gains (Losses) of Consolidated Affiliates

Investment gains or losses related to our managed funds (see Part II, Item 8, Consolidated Financial Statements and Supplementary Data—Note 7. Investments Securities) are included in our consolidated noninterest income. Minority interest in the net gains or losses of these consolidated managed funds primarily represent net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds.

The change from net minority interest losses in 2003 to net minority gains in 2004 is primarily attributable to the improved investment returns from two of our managed funds SVB Strategic Investors Fund, LP and Silicon Valley BancVentures, LP.

	Years Ended December 31,
	2004	2003	% Change 2004/2003	2002	% Change 2003/2002
	(Dollars in thousands)
Minority interest in net (gains) losses of consolidated affiliates	$(3,079)	$7,689	(140.0)%	$7,767	(1.0)%

Income Taxes

2004 Compared to 2003

Our effective income tax rate was 37.8% in 2004, compared to 21.0% in 2003. The increase in our effective tax rate between 2004 and 2003 was primarily attributable to higher pre-tax income. The lower tax rate in 2003 was primarily attributable to a higher impact of our federally tax-exempt municipal bond and tax credit funds on overall pre-tax income.

2003 Compared to 2002

Our effective income tax rate was 21.0% in 2003, compared to 33.4% in 2002. The decrease in our effective tax rate from 2002 to 2003 was primarily due to a higher impact of our tax-advantaged investments on our lower overall earnings, partially offset by the exclusion of REIT tax benefits.

In the third quarter of 2002, we implemented California Real Estate Investment Trust (REIT) to serve as a future-funding vehicle. In 2002 we obtained $0.8 million in tax benefits from the REIT structure. In 2003, we did not take any REIT tax benefits in response to a California Franchise Tax Board (FTB) announcement on December 31, 2003, which related to new tax shelter regulations. We believe we are appropriately reserved for prior year benefits that were previously recognized. We will not reflect REIT tax benefits in our future financial statements until this matter has been resolved with the California FTB. We believe that our position with regard to the REIT has merit, and we plan to pursue our tax claims and defend our use of this entity. For further information on our effective tax rate, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 17. Income Taxes.

On September 11, 2002, California enacted a law requiring large banks (those with average assets in excess of $500 million) to conform to federal law with respect to accounting for bad debts. Prior to the law change, all banks, regardless of size, were eligible to use the reserve method of accounting for bad debts which enabled them to take deductions for anticipated bad debt losses prior to the losses being incurred for California tax purposes. With the change, large banks may now only deduct actual charge-offs net of recoveries in determining their California taxable income. Banks that are required to conform to the new law must include in taxable income 50 percent of their existing bad debt reserves as of the end of the prior tax year. As a concession for requiring large banks to comply with the new law, recapture of the remaining 50 percent of the reserve is waived thereby creating a permanent tax benefit. Our one-time tax benefit resulting from the law change was $0.8 million and was reflected in our income tax expense for 2002. This change, while reducing income tax expense, also resulted in accelerated tax payments.

Operating Segment Results

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in the Business Overview in Item 1.

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances therefore, it is not possible to provide period end asset balances for segment reporting purposes. Our segment information at and for the years ended December 31, 2004, 2003 and 2002, are as follows:

Commercial Banking

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for 2004 of $67.8 million represented an increase of $1.0 million, or 1.5%, from $66.9 million for 2003. This increase was the net result of higher revenues of $28.6 million, comprised of higher net interest income of $18.3 million and higher noninterest income of $10.3 million, offset by higher noninterest expenses of $24.9 million.

Net interest income of $170.1 million for 2004 increased $18.3 million, or 12.0%, from $151.8 million for 2003. Higher loans and deposit volumes along with higher interest rates drove this increase.

Recovery of provision for loan losses of $2.4 million for 2004 represented a net change of approximately $2.7 million from $(0.4) million for 2003.

Noninterest income of $66.1 million for 2004 increased $10.3 million, or 18.5%, from $55.8 million for 2003. The increase was primarily driven by letter of credit and foreign exchange income, which increased $4.6 million; collateral monitoring fees of $2.3 million, which in 2003 was not reported as part of Commercial Bank; and cash management sweep fees, which increased $2.2 million. Higher volume of client exchange transactions resulted from increased global economic activity associated with our clients’ markets.

Noninterest expense of $166.0 million for 2004 increased $24.9 million, or 17.6%, from $141.1 million for 2003. The increase in noninterest expense was primarily driven by expense related to compensation and benefits and business development. Specifically, incentive compensation increased $4.1 million, base compensation increased $2.1 million, and other employee-related expenses increased $2.1 million. Business development and travel expense increased by $1.2 million related to strategic initiatives such as the sponsorship of the SVB Tech Forum in San Francisco in the third quarter of 2004 and the global expansion initiatives. Noninterest expenses related to units supporting Commercial Bank activities were also allocated to Commercial Bank. Increases in incentive compensation expenses related to the support units also contributed to the expense increase.

Financial Condition

Commercial Banking had an increase in average deposits of $622.8 million, or 23.9%, and an increase in average loans of $128.2 million, or 8.5%, during 2004 compared to 2003. The loan products with the largest growth were accounts receivable factoring, which increased by $68.1 million, and asset-based lending, which grew by $41.4 million. The increase in average deposits and average loans reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for 2003 of $66.9 million represented a decrease of $3.9 million, or 5.5%, from $70.8 million for 2002. This decrease was the result of lower revenues of $7.0 million higher expense of $2.8 million partially offset by lower charge-offs of $5.9 million. The lower revenues were comprised of lower net interest income of $2.1 million and lower noninterest income of $4.9 million.

Net interest income of $151.8 million for 2003 decreased $2.1 million, or 1.4%, from $154.0 million for 2002. The transfer rates on deposits drove the decrease in net interest income, partially offset by an increase in deposit balances.

Recovery of provision for loan losses of $(0.4) million for 2003 represented a net change of approximately $5.9 million, from $5.6 million for 2002. Commercial Banking benefited from a large recovery related to entertainment loan litigation settlements in the third quarter of 2003.

Noninterest income of $55.8 million for 2003 decreased $4.9 million, or 8.1%, from $60.7 million for 2002. Client investment fees, which decreased $6.5 million, and letter of credit and foreign exchange income, which decreased $4.4 million, primarily drove the decrease. These decreases were offset by cash management account fees, which increased by $3.6 million, and other noninterest income, which increased by $2.1 million.

Noninterest expense of $141.1 million for 2003 increased $2.8 million, or 2.0%, from $138.3 million for 2002. The increase in noninterest expense was primarily driven by compensation and benefits expense. Incentive compensation expense increased at Commercial Bank as did the cost of the support units supporting growing business activities with Commercial Banking.

Financial Condition

Commercial Banking had an increase in average deposits of $162.1 million, or 6.6%. The increase in average deposits reflected an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

SVB Capital

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Income (Loss) Before Taxes

SVB Capital’s income before taxes for 2004 of $7.3 million represented a $1.2 million, or 19.1% increase, compared to $6.1 million for 2003. This increase was primarily attributable to increases in interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income for 2004 of $12.5 million represented a $0.7 million increase, or 5.6%, from $11.8 million for 2003. The increase was primarily attributable to a favorable $1.3 million volume variance related to loans and deposit balances. The increase was partially offset by an unfavorable rate variance of $0.6 million. The rate variance represents the impact of the interest rate on loans and deposits, net of the transfer pricing.

Noninterest income for 2004 of $14.8 million represented a $5.1 million, or 52.7% increase, from $9.7 million for 2003. The increase was primarily a result of gains on securities and increased income from warrants. The timing and amount of income from the disposition of client warrants typically depends on factors beyond our control, including the general condition of the public equity markets as well as the merger and acquisition environment. We therefore cannot predict the timing and amount of warrant related income with any degree of accuracy, and it is likely to vary materially from period to period. Investment gains or losses related to our managed funds, (see Part II, Item 8, Consolidated Financial Statements and Supplementary Data, Note 7. Investments Securities), are included in our consolidated noninterest income. Minority interest in the net gains or losses of these consolidated managed funds primarily represent net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds.

The change from net minority interest losses in 2003 to net minority gains in 2004 is primarily attributable to the improved investment returns from two of our managed funds SVB Strategic Investors Fund, LP and Silicon Valley BancVentures, LP.

Noninterest expense for 2004 of $22.5 million represented a $5.1 million, or 29.5% increase from $17.4 million for 2003. The increase in noninterest expense is primarily attributed to professional fees and compensation and benefits. Professional fees, primarily related to fund management, increased by $2.3 million. Compensation and benefits expense increased by $2.0 million resulting from higher salary expense. We also incurred approximately $1.4 million in professional fees related to fund raising activities associated with the Gold Hill Venture Lending 03 Limited Partnership venture debt fund entities.

Financial Condition

SVB Capital had an increase in average deposits of $46.8 million, or 9.1%, and average loans of $10.4 million, or 15.5%, during 2004 compared to 2003. The growth in average deposits and average loans was due to various market factors, including an improved funds flow environment for SVB Capital’s client base, venture capital, and private equity firms, as well as our initiatives to serve clients at all states of growth.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Income (Loss) Before Taxes

SVB Capital’s income before income taxes of $6.1 million for 2003 represented an increase of $4.5 million, or 284.1%, from $1.6 million for 2002. This increase was the net result of higher revenues of $21.5 million, comprised of higher net interest income of $11.8 million and higher noninterest income of $9.7 million, offset by higher noninterest expenses of $17.4 million.

Net interest income of $11.8 million for 2003 increased $1.2 million, or 10.9%, from $10.6 million for 2002. The increase was primarily attributable to a favorable $0.9 million favorable volume variance related to loans and deposit balances, and $0.3 million favorable rate variance. The rate variance represents the impact of the interest rate on loans and deposits, net of the transfer pricing.

Noninterest income of $9.7 million for 2003 increased $7.0 million, or 256.9%, from $2.7 million for 2002.  The increase primarily related to warrant income gains of $7.5 million compared to $1.7 million for the same period in 2002.

Noninterest expense of $17.4 million for 2003 increased $3.6 million, or 26.0%, from $13.8 million for 2002. The increase in noninterest expense was primarily driven by allocated expense from units supporting business expansion within SVB Capital. Higher incentive compensation expenses at the support units were a prime contributor to the increased allocated costs.

Financial Condition

SVB Capital had an increase in average deposits of $53.5 million, or 11.6%, and an increase in average loans of $4.5 million, or 7.2%, during 2004 compared to 2003. The growth in average deposits and average loans was due to various market factors, including an improved funds flow environment for SVB Capital’s client base, venture capital, and private equity firms, as well as our initiatives to serve clients at all states of growth.

SVB Alliant

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Income (Loss) Before Taxes

SVB Alliant’s loss before income taxes of $(3.0) million for 2004 represented a $59.6 million improvement, compared to a $(62.6) million loss for 2003. The increase was primarily a result of goodwill impairment charges of $63.0 million in 2003.

Noninterest income of $21.9 million in 2004 represented an increase of $8.8 million, or 66.7%, compared to $13.2 million in 2003. The increase was primarily attributable to one single large transaction, which generated $6.1 million in fees in the second quarter of 2004.

Noninterest expense of $24.9 million in 2004 represented a decrease of $50.8 million, compared to $75.8 million for 2003. The decrease was primarily due to impairment of goodwill charges of $17.0 million and $46.0 million incurred during the second and fourth quarter of 2003, respectively. This was partially offset by increases in compensation and benefits expense of $10.9 million. Of this increase, $6.9 million was attributable to increased incentive compensation, $1.6 million was attributable to increased base compensation, $1.2 million was attributable to increased employee benefits, and $0.9 million was attributable to increased stock-based compensation expense.

Financial Condition

SVB Alliant’s average total assets were lower for 2004 due to impairment charges of goodwill of $17.0 million and $46.0 million recorded in the second and fourth quarter of 2003, respectively. Please see Item 8—Consolidated Financial Statements and Supplementary Date—Note 6. Goodwill for further discussion.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Income (Loss) Before Taxes

SVB Alliant’s loss before tax of $(62.6) million for 2003 represented a decrease of $65.1 million, from pre-tax income of $2.4 million for 2002. This decrease was primarily a result of goodwill impairment charges of $63.0 million in 2003.

Noninterest income of $13.2 million for 2003 increased $1.0 million, or 8.6%, from $12.1 million for 2002.

Noninterest expense of $75.8 million for 2003 represented an increase of $66.1 million, compared to $9.7 million for 2002. The increase in noninterest expense was primarily driven by expenses related to charges for impairment of goodwill of $17.0 million and $46.0 million incurred during the second and fourth quarter of 2003, respectively. In addition, compensation and benefits expense also increased by $2.0 million in 2003.

Balance Sheet Analysis

SVB Alliant’s average total assets were lower for 2003 due to the reduction in goodwill resulting from the $17.0 million and $46.0 million impairment of goodwill charges recorded in the second and fourth quarters of 2003, respectively. Please see Item 8—Consolidated Financial Statements and Supplementary Date—Note 6. Goodwill for further discussion.

Private Client Services and Other

The private Client Services and Other segment, principally consists of our Private Client Services group, and other business service units that are not part of the Commercial Bank, SVB Capital or SVB Alliant segments. The Private Client Services Group does not meet the separate reporting thresholds as defined by SFAS No. 131 and as such has been combined with other business service units for segment reporting purposes. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also provide our clients with deposit account products and services to meet cash management needs, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through our subsidiary, Woodside Asset Management, Inc., we provide individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals. Woodside Asset Management, Inc. incurred a $1.9 million goodwill impairment charge in the third quarter ended September 30, 2004. The Private Client Services Group was known as the Private Banking Group until its name change in January 2004.

The other business services units provide various products and services. The Private Client Services and Other segment also reflects those adjustments necessary to reconcile the results of operating segments based on the Company’s internal profitability reporting process to the interim unaudited consolidated financial statements prepared in conformity with U.S generally accepted accounting principles applicable to consolidated financial statements.

Net interest income of $52.2 million for 2004 increased $26.9 million, or 106.7%, from $25.2 million for 2003. The increase in net interest income is primarily attributed to an increase of $25.0 million related to an increased gap between the funds transfer rates utilized for profitability reporting and the realized earnings on the investment portfolio.

Financial Condition

Our total assets were $5.2 billion at December 31, 2004, an increase of $673.6 million, or 15.0%, compared to $4.5 billion at December 31, 2003.

The growth in our total assets was primarily funded by an increase in client deposits, which increased by $552.6 million, or 15.1% over the period. The increase in total assets was largely concentrated in investment securities and loans.

Federal Funds Sold and Securities Purchased under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled a combined $166.3 million at December 31, 2004, a decrease of $376.2 million, or 69.3% as compared to $542.5 million outstanding at the prior year end. The lower levels of federal funds sold and securities purchased under agreement to resell at December 31, 2004, as compared to the prior year end reflects our current strategy of investing available funds in high quality, fixed income investment securities while maintaining adequate sources of liquidity. Our plan is to continue the trend of managing federal funds sold and overnight repurchase agreements at appropriate levels.

Investment Securities

Investment securities totaled $2.3 billion at December 31, 2004, an increase of $682.8 million, or 43.3%, from December 31, 2003. The increase was largely attributable to collateralized-mortgage obligations and mortgage-backed securities, which collectively increased by $500.5 million and asset-backed securities, which increased by $63.3 million. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 7. Investment Securities.

For a description of the accounting policies related to Investment Securities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies—Investment Securities.

The following table details the composition of investment securities, which were classified as available-for-sale and reported at fair value, with the exception of non-marketable securities that include Federal Reserve Bank and Federal Home Loan Bank stock, tax credit funds, venture capital fund investments, and other private equity investments, which were reported on a cost basis less any identified impairment or reported at fair value using investment company accounting rules at December 31, 2004, 2003, and 2002.

	At December 31,
	2004	2003	2002
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$29,766	$31,153	$20,578
U.S. agencies and corporations:
Collateralized mortgage obligations	813,919	611,385	420,161
Mortgage-backed securities	594,442	296,494	158,936
Discount notes and bonds	278,331	285,429	197,545
Asset-backed securities	100,996	37,695	38,508
Obligations of states and political subdivisions	98,037	150,871	210,517
Commercial paper and other debt securities	92,573	26,991	11,148
Money market mutual funds	98,548	23,079	378,933
Warrant securities	5,672	7,676	839
Venture capital fund investments	—	8	11
Other equity investments(1)	—	8,602	7,055
Total available-for-sale securities	2,112,284	1,479,383	1,444,231
Marketable equity securities (investment company accounting)(2)	480	—	—
Non-marketable securities (investment company accounting):
Venture capital fund investments(3)	52,547	30,149	22,082
Other private equity investments(4)	15,720	10,097	9,986
Other investments(5)	13,635	—	—
Non-marketable securities (cost basis accounting):
Venture capital funds investments	25,400	25,196	24,740
Tax credit funds	14,070	16,551	18,255
Federal Home Loan Bank stock(6)	12,798	3,009	2,172
Federal Reserve Bank stock(6)	7,967	7,467	7,394
Other private equity investments	3,306	3,582	6,834
Total investment securities	$2,258,207	$1,575,434	$1,535,694

(1)    Available-for-sale other equity investments included $0 million, $8.6 million, and $7.1 million related to investments owned by two consolidated limited partnerships, Taurus Growth Partners, LP and Libra Partners, LP as of December 31, 2004, 2003, and 2002, respectively. The Taurus Growth Partners, LP and Libra Partners, L.P funds were liquidated and the funds were fully distributed as of December 2004. We had a controlling interest of less than 1% in the funds.

(2)    Marketable equity securities (investment company accounting) included $0.5 million related to Silicon Valley BancVentures, LP, at December 31, 2004. The Company has a controlling interest of 10.7% in the fund. Excluding the minority interest-owned portion of Silicon Valley BancVentures, LP, the Company has marketable equity securities (investment company accounting) of $0.1 million as of December 31, 2004.

(3)    Non-marketable venture capital fund investments (investment company accounting) included $45.3 million, $30.1 million, and $22.1 million related to our fund of funds, SVB Strategic Investors Fund, LP, as of December 31, 2004, 2003, and 2002, respectively. We had a controlling ownership interest of 11.1% in the fund. It also included $7.3 million and $0.0 million related to SVB Strategic Investors Fund II, LP, at December 31, 2004 and December 31, 2003, respectively. We had a controlling interest of 14.4% in the fund. Excluding the minority interest owned portion of these funds, we had non-marketable venture capital fund investments (investment company accounting) of $6.1 million, $3.3 million, and $2.4 million as of December 31, 2004, 2003 and 2002, respectively.

(4)    Non-marketable other private equity investments (investment company accounting) included $15.7 million, $10.1 million, and $10.0 million related to our venture capital fund, Silicon Valley BancVentures, LP, as of December 31, 2004, 2003, and 2002, respectively. We had a controlling ownership interest of 10.7% in the fund. Excluding the minority interest owned portion of Silicon Valley BancVentures, LP, we had non-marketable other private equity investments (investment company accounting) of $1.7 million as of December 31, 2004 and $1.1 million each as of December 31, 2003 and 2002.

(5)    Non-marketable other investments (investment company accounting) included $9.0 million related to Partners for Growth, LP at December 31, 2004. We had a majority ownership interest of 53.2% in the fund. It also included $2.4 million and $2.3 million related to Gold Hill Venture Lending Partners 03, LLC and Gold Hill Venture Lending 03, LP, respectively, as of December 31, 2004. We had a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC. Excluding the minority interest owned portion of Partners for Growth, LP and Gold Hill Venture Lending Partners 03, LLC, we had non-marketable other investments (investment company accounting) of $9.2 million as of December 31, 2004.

(6)    Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock are restricted, as we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement.

2004 Compared to 2003

Available-for-Sale Investments

Available-for-sale investment securities totaled $2.1 billion at December 31, 2004, an increase of $632.9 million, or 42.8%, from the December 31, 2003 balance of $1.5 billion. This increase primarily resulted from a shift of funds from federal funds sold and securities purchased under agreement to resell to the available-for-sale investment securities portfolio. Furthermore, excess liquidity generated by growth in deposits in excess of loan growth was invested in the available-for-sale investment portfolio. The increase in available for sale securities was concentrated in higher-yielding mortgage-backed securities and collateralized mortgage obligations. During 2004, we increased the duration of the fixed income investment portfolio to 2.1 years at December 31, 2004 from 1.7 years at December 31, 2003, in conjunction with our active interest rate risk management program. Commercial paper, money market mutual funds and asset-backed securities also increased, which was partially offset by a decrease in obligations of states and political subdivisions.

Non-Marketable Equity Securities

The increase in the other investments category of non-marketable securities was related to investments in two venture debt funds. Additionally, venture capital funds and other private equity investments increased due to increases in the market value of certain investments in our managed funds SVB Strategic Investors Fund, LP and Silicon Valley BancVentures, LP, and further investments made into our managed funds.

Based on December 31, 2004 market valuations, we had $5.6 million in unrealized pre-tax warrant gains. We are restricted from exercising many of these warrants until later in 2005. As of December 31, 2004, we directly held 1,902 warrants in 1,362 companies and made investments, through our managed investment funds, in 300 venture capital funds, 40 companies, and two venture debt funds.

Additionally, we have an investment in a specific fund, which is being carried as a cost basis investment. The carrying value of our cost basis investment in that fund at December 31, 2004 does not include an unrealized gain of approximately $2.1 million based on the market valuation of the specific fund investment.

We are typically contractually precluded from taking steps to hedge any current unrealized gains associated with many of these equity instruments. Hence, the amount of income realized by us from these equity instruments in future periods might vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

At December 31, 2004, except for securities issued by the U.S. Government or by U.S. government agencies and corporations, we held no investment securities that were issued by a single party that exceeded 10.0% of our stockholders’ equity.

2003 Compared to 2002

Available-for-Sale Investments

Available-for-sale investment securities totaled $1.5 billion at December 31, 2003, an increase of $35.2 million, or 2.4%, from the December 31, 2002, balance of $1.4 billion. The increase in available-for-sale securities resulted from growth in average client deposits in excess of loan growth. The change in the composition of investments was the result of our continuing efforts to diversify the product mix in our investment portfolio to higher yielding, high- quality assets. Short-term money market mutual funds were reallocated to higher yielding mortgage-backed securities and collateralized mortgage obligations. We added some duration to the portfolio due to active interest rate risk management and increased the average life to 1.7 years in 2003 from 1.5 years in 2002. Other notable changes included the reduction of short-term municipal bonds and an increase in agency discount notes and debentures.

Non-Marketable Securities (Investment Company Accounting)

The increase in non-marketable securities related to an increase in venture capital fund investments of $8.1 million between 2002 and 2003, primarily due to additional investments made by our managed fund, SVB Strategic Investors, LP during the year.

The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2004, except for auction rate securities that use the next reset date as the maturity date. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities and collateralized mortgage obligations as contractual maturities are typically 15 to 30 years whereas expected average lives of these securities are significantly shorter. Warrant securities, venture capital fund investments, other private equity investments, Federal Reserve Bank stock, Federal Home Loan Bank stock, and tax credit funds were included in the table below as maturing after 10 years.

Investment Securities—Remaining Contractual Principal Maturities

	December 31, 2004
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
U.S. Treasury securities	$29,766	2.76%	$19,860	2.66%	$9,906	2.97%	$—	—%	$—	—%
U.S. agencies and corporations:
Collateralized mortgage obligations	813,919	4.54	—	—	619	6.33	—	—	813,300	4.54
Mortgage-backed securities	594,442	4.89	—	—	1,009	5.70	—	—	593,433	4.89
Discount notes and bonds	278,331	3.90	9,962	2.93	208,194	3.71	60,175	4.70	—	—
Asset-backed securities	100,996	3.13	—	—	49,691	3.07	51,305	3.18	—	—
Obligations of states and political subdivisions	98,037	4.25	11,669	3.31	77,016	4.24	9,352	5.60	—	—
Commercial paper and other debt securities	92,573	2.08	92,573	2.08	—	—	—	—	—	—
Money market mutual funds	98,548	1.84	98,548	1.84	—	—	—	—	—	—
Federal Reserve Bank Stock, Federal Home Loan Bank stock, and tax credit funds	34,835	—	—	—	—	—	—	—	34,835	—
Warrant securities	5,672	—	—	—	—	—	—	—	5,672	—
Marketable securities	480								480
Venture capital fund investments	77,947	—	—	—	—	—	—	—	77,947	—
Other private equity investments	19,026	—	—	—	—	—	—	—	19,026	—
Other investments	13,635								13,635
Total	$2,258,207	4.20%	$232,612	2.13%	$346,435	3.73%	$120,832	4.13%	$1,558,328	4.69%

Callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations pose risks not associated with fixed maturity bonds, primarily related to the ability of the borrower to call or prepay the debt with or without penalty. This risk, known as call risk and prepayment risk, may result in these securities having longer or shorter average lives than anticipated at the time of purchase. As interest rates decline, prepayments generally tend to increase; causing the average expected remaining maturity to shorten. Conversely, as interest rates rise, prepayments tend to decrease causing the average expected remaining maturity to extend.

Loans

The following table details the composition of the loan portfolio, net of unearned income for each year ended December 31:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Commercial loans:
Core commercial	$1,378,133	$1,340,745	$1,469,998	$1,300,566	$1,379,177
Asset-based lending	327,796	198,056	198,239	132,771	82,772
Accounts receivable factoring	224,897	165,185	87,945	103,508	69,519
Total commercial loans:	1,930,826	1,703,986	1,756,182	1,536,845	1,531,468
Real estate construction:
Vineyard development	80,960	50,118	30,465	27,512	12,328
Commercial real estate	18,562	12,204	12,713	24,576	49,925
Total real estate construction	99,522	62,322	43,178	52,088	62,253
Real estate term:
Real estate term—consumer	27,124	19,213	25,850	20,310	986
Real estate term—commercial	16,720	12,902	30,340	30,625	37,394
Total real estate term	43,844	32,115	56,190	50,935	38,380
Consumer and other	237,951	190,806	230,530	127,170	84,448
Total loans, net of unearned income	$2,312,143	$1,989,229	$2,086,080	$1,767,038	$1,716,549

The following table sets forth the remaining contractual maturity distribution of our gross loans at December 31, 2004, for fixed and variable rate loans:

	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(Dollars in thousands)
Fixed rate loans:
Commercial loans:
Core commercial	$75,187	$266,952	$30,951	$373,090
Accounts receivable factoring	561	—	—	561
Total commercial loans:	75,748	266,952	30,951	373,651
Real estate construction:
Vineyard development	—	5,739	15,721	21,460
Commercial real estate	101	7,289	—	7,390
Total real estate construction	101	13,028	15,721	28,850
Real estate term:
Real estate term—consumer	—	14,854	9,951	24,805
Real estate term—commercial	—	7,623	75	7,698
Total real estate term	—	22,477	10,026	32,503
Consumer and other	600	100	—	700
Total fixed-rate loans	$76,449	$302,557	$56,698	$435,704
Variable-rate loans:
Commercial loans:
Core commercial	$449,627	$552,930	$12,575	$1,015,132
Asset-based lending	204,267	127,241	—	331,508
Accounts receivable factoring	224,336	—	—	224,336
Total commercial loans:	878,230	680,171	12,575	1,570,976
Real estate construction:
Vineyard development	3,455	36,704	19,764	59,923
Commercial real estate	10,382	809	—	11,191
Total real estate construction	13,837	37,513	19,764	71,114
Real estate term:
Real estate term—consumer	—	1,622	764	2,386
Real estate term—commercial	—	6,905	2,083	8,988
Total real estate term	—	8,527	2,847	11,374
Consumer and other	131,234	21,721	84,374	237,329
Total variable-rate loans	$1,023,301	$747,932	$119,560	$1,890,793

Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging- growth or corporate technology companies in a variety of industries. As of December 31, 2004, our software tools and applications industry subsector represented 16.1% of total gross loans, our premium wine industry sector represented 14.2% of total gross loans our venture capital industry subsector represented 13.2% of total gross loans, and our private client services sector represented 11.2% of total gross loans. No other industry sector represented more than 10.0% of total gross loans at December 31, 2004.

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

Subject to the oversight of the directors’ loan committee, lending authority is delegated to the chief credit officer and our management loan committee, which consists of the chief executive officer, chief credit officer, chief banking officer, chief strategy officer, and other senior members of our lending management. Requests for new and existing credits that meet certain size and underwriting criteria may be approved outside of our internal loan committee by designated senior lenders or jointly with a senior credit officer.

Credit Quality and the Allowance for Loan and Lease Losses

For a description of the accounting policies related to the allowance for loan and lease losses, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies—Allowance for Loan and Lease Losses.

The following table presents an analysis of the allowance for loan and lease losses for each year ended December 31:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance beginning of year	$49,862	$58,366	$56,903	$58,024	$56,451
Charge-offs:
Commercial	(16,584)	(18,888)	(27,408)	(37,671)	(63,177)
Real estate	—	(1,252)	—	(690)	—
Consumer and other	—	—	(524)	(424)	(203)
Total charge-offs	(16,584)	(20,140)	(27,932)	(38,785)	(63,380)
Recoveries:
Commercial	13,845	19,965	22,175	20,408	10,507
Real estate	391	331	—	209	47
Consumer and other	—	67	—	19	224
Total recoveries	14,236	20,363	22,175	20,636	10,778
Net (charge-offs) recoveries	(2,348)	223	(5,757)	(18,149)	(52,602)
Provision for loan losses	(9,901)	(8,727)	7,220	17,028	54,175
Balance end of year	$37,613	$49,862	$58,366	$56,903	$58,024
Net recoveries (charge-offs) to average total loans	(0.1)%	0.0%	(0.3)%	(1.1)%	(3.3)%

The following table displays the allocation of the allowance for loan and lease losses among specific classes of loans:

December 31,
2004		2003		2002		2001		2000
Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)
(Dollars in thousands)

Commercial	$29,183	83.5%	$41,802	85.7%	$48,750	84.1%	$50,478	87.0%	$51,473	89.3%
Real estate construction	1,516	4.3	1,663	3.1	924	2.1	1,292	2.9	1,317	3.6
Real estate term	1,673	1.9	2,395	1.6	5,237	2.7	2,353	2.9	2,399	2.2
Consumer and other	4,928	10.3	4,002	9.6	3,455	11.1	2,780	7.2	2,835	4.9
Unallocated	313	N/A	—	N/A	—	N/A	—	N/A	—	N/A
Total	$37,613	100.0%	$49,862	100.0%	$58,366	100.0%	$56,903	100.0%	$58,024	100.0%

(1)             Represents loan type as a percentage of total loans as of year end.

The allowance for loan and lease losses totaled $37.6 million at December 31, 2004, a decrease of $12.2 million, or 24.6%, as compared to $49.9 million at December 31, 2003. Our strong credit quality necessitated a decrease in the allowance for loan and lease losses. This decrease was due to net charge-offs of $2.3 million and a provision for loan and lease losses of $(9.9) million. The 2004 net charge-off amount was composed of $16.6 million in gross charge-offs and $14.2 million in gross recoveries.

The allowance for loan and lease losses totaled $49.9 million at December 31, 2003, a decrease of $8.5 million, or 14.6%, as compared to $58.4 million at December 31, 2002. Our improved credit quality necessitated a decrease in the allowance for loan and lease losses. This decrease was due to net recoveries of $0.2 million and a provision for loan losses of $(8.7) million. Our loan recoveries in 2003 included settlement of the remaining recovery of film loan litigation. The 2003 net recovery amount was composed of $20.1 million in gross charge-offs and $20.4 million in gross recoveries.

The allowance for loan and lease losses totaled $58.4 million at December 31, 2002, an increase of $1.5 million, or 2.6%, as compared to $56.9 million at December 31, 2001. This decrease was due to net charge-offs of $5.8 million and a provision for loan losses of $7.2 million. Our loan recoveries in 2002 primarily related to film loans, which were charge off in 2000. The 2002 net charge-off amount was composed of $27.9 million in gross charge-offs and $22.2 million in gross recoveries.

The allowance for loan and lease losses totaled $56.9 million at December 31, 2001, a decrease of $1.1 million, or 1.9%, compared to $58.0 million at December 31, 2000. This decrease was due to net charge-offs of $18.1 million offset by additional provisions to the allowance for loan and lease losses of $17.0 million. The 2001 gross charge-offs included one entertainment credit totaling $3.8 million. Of the total 2001 gross charge-offs, $4.9 million were classified as nonperforming loans at the end of 2000. The 2001 gross recoveries included three credits, one from our technology industry sector and two from our discontinued entertainment and healthcare niches, totaling $12.0 million.

The allowance for loan and lease losses totaled  $58.0 at December 31, 2000. Gross charge-offs in 2000 included three entertainment credits totaling $23.1 million and two commercial credits totaling $12.0 million in 2000 in our healthcare services industry sector. Of the total 2000 gross charge-offs, $13.4 million were classified as nonperforming loans at the end of 1999.

Nonperforming Assets

Nonperforming assets consist of loans that are past due 90 days or more that are still accruing interest, loans on nonaccrual status, other real estate owned (OREO), and other foreclosed assets. We held no

OREO or other foreclosed assets at December 31, 2004, 2003, 2002, 2001, or 2000. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets, and the allowance for loan and lease losses. At December 31  2003 and 2002, our nonaccrual loans represented all impaired loans. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  For all periods presented, nonperforming loans equaled nonperforming assets.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonperforming assets:
Loans past due 90 days or more	$616	$—	$—	$1,000	$98
Nonaccrual loans	14,322	12,350	20,411	17,307	18,287
Total nonperforming assets	$14,938	$12,350	$20,411	$18,307	$18,385
Nonperforming loans as a percent of total gross loans	0.6%	0.6%	1.0%	1.0%	1.1%
Nonperforming assets as a percent of total assets	0.3%	0.3%	0.5%	0.4%	0.3%
Allowance for loan and lease losses	$37,613	$49,862	$58,366	$56,903	$58,024
As a percent of total gross loans	1.6%	2.5%	2.8%	3.2%	3.4%
As a percent of nonaccrual loans	262.6%	403.7%	286.0%	328.8%	317.3%
As a percent of nonperforming assets	251.8%	403.7%	286.0%	310.8%	315.6%

Nonaccrual Loans

The detailed composition of nonaccrual loans is presented in the following table.

	At December 31,
	2004	2003
	(Dollars in thousands)
Commercial:
Core commercial	$2,992	$3,261
Asset-based lending	2,499	4,412
Accounts receivable factoring	1,161	657
Total commercial	6,652	8,330
Real estate term—commercial	3,171	3,560
Consumer and other	4,499	460
Total nonaccrual loans	$14,322	$12,350

Nonperforming Loans

Nonperforming loans totaled $14.9 million at December 31, 2004, an increase of $2.6 million, or 21.0%, from the $12.4 million total at December 31, 2003, however, nonperforming loans remained at 0.6% of total gross loans. The relatively low levels of non-performing loans at December 31, 2004 and 2003 reflect an improved economic environment experienced by our clients as well as our ability to effectively manage client credit risk through our strategic focus on the technology, life science, premium wine, and private equity industries. Of the total nonperforming loans at year end 2003, $1.1 million were charged off, $5.9 million remained on nonperforming status, and $5.4 million were returned to accrual status or repaid during 2004. Additionally, $9.0 million in loans were placed on nonperforming status during 2004 and were still classified as nonperforming loans at December 31, 2004.

Nonperforming loans totaled $12.4 million at December 31, 2003, a decrease of $8.1 million, or 39.5%, from the $20.4 million total at December 31, 2002. The reduction in non-performing loans reflected the improved economic conditions experienced by our clients as well as our ability to manage client credit risk through our strategic focus on the technology, life science, premium wine, and private equity industries. Of the total nonperforming loans at year end 2002, $2.3 million were charged off, $1.2 million remained on nonperforming status, and $16.9 million were repaid during 2003. Additionally, $11.2 million in loans were placed on nonperforming status during 2003 and were still classified as nonperforming loans at December 31, 2003.

Nonperforming loans totaled $20.4 million at December 31, 2002, an increase of $2.1 million, or 11.5%, from the $18.3 million total at December 31, 2001. Of the total nonperforming loans at year end 2001, $8.4 million were charged off, $1.6 million remained on nonperforming status, $8.0 million were repaid during 2002, and $0.3 million were upgraded to performing status. Additionally, $15.8 million in loans were placed on nonperforming status during 2002 and were still classified as nonperforming loans at the end of 2002.

If the impaired loans for 2004, 2003 and 2002 had not been impaired, $1.1 million, $1.0 million and $1.3 million in interest income would have been realized during the years ended December 31, 2004, 2003 and 2002, respectively.

In addition to the loans disclosed in the foregoing analysis as of December 31, 2004, we have identified three loans with principal amounts aggregating approximately $6.6 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the borrower’s ability to comply with the loan repayment terms.

Goodwill

Goodwill totaled $35.6 million at December 31, 2004 compared to $37.5 million at December 31, 2003. The decrease in goodwill was due to an impairment of goodwill charge incurred pertaining to the entire goodwill balance of Woodside Asset Management, Inc. All of the Company’s goodwill at December 31, 2004 pertains to the acquisition of SVB Alliant.

SVB Alliant

During the second and fourth quarters of 2004, we used a consulting firm to conduct an impairment review of SVB Alliant in accordance with the provisions of SFAS No. 142, based primarily on forecasted discounted cash flow analyses. The valuation analysis of SVB Alliant for each review indicated no further impairment beyond that already identified and recorded.

During the fourth quarter of 2003, it became apparent that the operating results of SVB Alliant during the second half of 2003 were substantially below the performance forecasted in connection with the second quarter analysis, primarily due to decreased fees associated with weak initial public offering (IPO) and mergers and acquisitions environments. We engaged the same business-consulting firm that assisted us with the annual impairment review during the second quarter of 2003 to assist us in conducting a valuation of SVB Alliant, in compliance with the requirements of SFAS No. 142. Based on this valuation, we recorded an impairment charge of $46.0 million during the fourth quarter of 2003. The total impairment charge for 2003 was $63.0 million.

During the second quarter of 2003, we conducted an annual impairment review of SVB Alliant, which elicited an indication of possible impairment. Despite an increase in revenues during the second quarter of 2003 compared to the first quarter of 2003, SVB Alliant failed to achieve the revenues projected by the financial model used to value it in connection with its original acquisition by us. In response to these indications, we engaged an internationally reputable business consulting firm to assist us in a valuation of SVB Alliant, in compliance with the requirements of SFAS No. 142. Based on this valuation, we recorded an impairment charge of $17.0 million during the second quarter of 2003.

Woodside Asset Management, Inc.

During the third quarter of 2004, we conducted an annual impairment review of Woodside Asset Management, Inc., which indicated possible impairment. Based primarily on an internal analysis of forecasted discounted cash flows, we recorded an impairment charge for the entire goodwill amount of $1.9 million during the third quarter of 2004. Woodside Asset Management, Inc. failed to achieve or exceed the projected operating results used as the basis of its valuation in connection with our original acquisition of the business.

Deposits

Our deposits are largely obtained from clients within our technology, life science, private equity, and premium wine industry sectors and, to a lesser extent, from individuals served by private client services. We do not obtain deposits from conventional retail sources and have no brokered deposits. The following table presents the composition of our deposits for the last five years ended December 31:

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Noninterest-bearing demand	$2,649,853	$2,186,352	$1,892,125	$1,737,663	$2,448,758
Negotiable Order of Withdrawal (NOW)	32,009	20,897	21,531	25,401	57,857
Regular money market	520,368	372,877	285,640	264,858	354,939
Bonus money market	685,710	707,682	647,615	630,091	1,164,624
Time	331,574	379,068	589,216	722,964	836,081
Total deposits	$4,219,514	$3,666,876	$3,436,127	$3,380,977	$4,862,259

Total deposits were $4.2 billion at December 31, 2004, an increase of $552.6 million, or 15.1%, from the prior year end total of $3.7 billion. The increase in client deposits was concentrated in noninterest bearing demand deposits and reflects our efforts to penetrate the corporate technology industry sector, an improved venture capital funding environment, and our various initiatives to drive business.

Noninterest-bearing demand deposits increased as a percentage of total deposits to 62.8% at December 31, 2004 from 59.6% at December 31, 2003. At December 31, 2004, we held overdraft balances of $8.5 million, which were included in commercial loans.

Total deposits were $3.7 billion at December 31, 2003, an increase of $230.7 million, or 6.7%, from the prior year-end total of $3.4 billion. The increase in deposits reflected an improved funding environment, increased venture capital fund activity, and our various initiatives to drive business. Our noninterest-bearing demand deposits increased $294.2 million, or 15.6%, and money market deposits increased $147.3 million or 15.8%. These increases were partially offset by a decrease in time deposits of $210.1 million, or 35.7% from the prior year end.

Total deposits were $3.4 billion at December 31, 2002, an increase of $55.2 million, or 1.6%, from the prior year end total of $3.4 billion. Although our total period-end client deposit balances remained fairly consistent between 2002 and 2001, we experienced a shift in the composition of deposit balances. Our noninterest bearing demand deposits increased $154.5 million, or 8.9%, and money market deposits increased $38.3 million or 4.3%. These increases were largely offset by a decrease in time deposits of $133.7 million, or 18.5% from the prior year end.

Total deposits were $3.4 billion at December 31, 2001, a decrease of $1.5 billion, or 30.5%, from the prior year end total of $4.9 billion. A substantial portion of the decrease in deposits during 2001 was concentrated in our noninterest-bearing demand deposits, which decreased $711.1 million, or 29.0%, and bonus money market deposits, which decreased $534.5 million or 45.9%, from the prior year end. This decrease was explained by a slowdown in our clients’ capital markets and venture capital funding that reduced our clients’ liquidity levels at December 31, 2001.

The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $286.7 million at December 31, 2004, and $333.6 million at December 31, 2003. At December 31, 2004, substantially all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

	At December 31, 2004
	Three months or less	Four to six months	More than six months to twelve months	More than twelve months	Total
	(Dollars in thousands)
Time deposits, $100,000 and over	$202,592	$54,815	$24,402	$4,849	$286,658
Other time deposits	37,941	3,182	3,768	25	44,916
Total deposits	$240,533	$57,997	$28,170	$4,874	$331,574

Borrowings

Contingently Convertible Debt

On May 20, 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into our common stock at a conversion price of $33.6277 per share and are subordinated to all our present and future senior debt. Holders of the notes may convert their notes only under certain conditions. Please see Item 8. Consolidated Financial Statements and Supplementary Data—Note 12. Borrowings for additional discussion.

Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% junior subordinated debentures. A portion of the proceeds were used to complete an early redemption of the existing $40.0 million of 8.25% trust preferred securities. The remainder of the proceeds are being used for general corporate purposes. For further information, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 12. Borrowings.

Trust Preferred Securities

In May 1998, we issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. We completed the early redemption of these trust preferred securities effective December 1, 2003. At the time of redemption, the remaining unamortized issuance costs of $1.3 million related to the trust preferred securities were expensed.

The trust was a wholly-owned consolidated subsidiary of Silicon Valley Bancshares and its sole assets were the junior subordinated deferrable interest debentures. Distributions were cumulative and were payable quarterly at a rate of 8.25% per annum of the stated liquidation amount of $25 per preferred security. We fully and unconditionally guaranteed the obligations of the trust, on a subordinated basis.

On June 3, 2002, we entered into an interest rate swap, which hedged against the risk of changes in fair values associated with our $40.0 million, 8.25% fixed rate trust preferred securities. This agreement provided a benefit of $1.0 million and $1.1 million in 2003 and 2002, respectively. The swap was terminated on June 23, 2003. For further information, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 13. Derivative Financial Instruments.

Please see the section under Recent Accounting Pronouncements, of  Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies, for the impact of adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

Available Lines of Credit

We currently have available $304.0 million in federal funds and lines of credit, which were unused at year end. In addition to the available federal funds lines the Bank has reverse repurchase agreement lines available with multiple securities dealers. Reverse repurchase lines allow the Bank to finance short term borrowings using various fixed income securities as collateral. At December 31, 2004, the Bank had not borrowed against any of its reverse repurchase lines.

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

Common Stock

$160.0 million share repurchase program authorized by our board of directors, effective May 7, 2003

On May 7, 2003, we announced that our board of directors authorized a stock repurchase program of up to $160.0 million. This program became effective immediately and replaced previously announced stock repurchase programs. Under this program, we repurchased in aggregate 0.3 million shares of common stock totaling $12.6 million in 2004. In 2003, we repurchased in aggregate 4.5 million shares of common stock totaling $113.2 million. On May 20, 2003, we purchased 1.3 million shares of common stock for approximately $33.4 million in conjunction with our convertible note offering. Additionally, during the second quarter of 2003, we entered into an accelerated stock repurchase (ASR) agreement for approximately 3.2 million shares at an initial price of $79.9 million. We completed our settlement obligations under this ASR agreement in the third quarter of 2003. See below for terms of this agreement, which are substantially the same as ASR agreements we entered into in January 2003 and November 2002.

$100.0 million share repurchase program authorized by our board of directors on September 16, 2002

From its inception through its termination on May 7, 2003, we repurchased 5.2 million shares of common stock totaling $94.3 million in conjunction with the $100.0 million share repurchase program. Under this program, we repurchased 3.3 million shares of common stock totaling $59.7 million during 2002. A portion of the share repurchases under this program was completed under an ASR agreement; see below for terms of the agreement.

$50.0 million share repurchase program authorized by our board of directors on March 21, 2002

During 2002, we repurchased 2.3 million shares of common stock totaling $50.2 million in conjunction with this program.

Accelerated Stock Repurchase Agreements

In May 2003, January 2003, and November 2002, we entered into ASR agreements to facilitate the repurchase of shares of our common stock. As of December 31, 2003, we had completed all of our settlement obligations under these ASRs. We repurchased 3.2 million, 1.7 million, and 2.3 million shares of our common stock from the counterparties for $79.9 million, $29.9 million, and $40.0 million under the ASR agreements of May 2003, January 2003, and November 2002, respectively. These agreements had a five-year term. During the term of the agreements, we had an obligation to sell shares to the counterparty equal to the number of shares we purchased from it at the outset of the agreement. We had the option to fulfill our obligation either by buying shares in the open market and selling those shares to the counterparty at forward prices specified in the agreement or by issuing new shares and remitting them to the counterparty in exchange for the forward price. The forward price was based on a formula that began with the price of the initial purchase and was adjusted for fees and commissions and the length of time from the initial purchase to when shares were sold or delivered to the counterparty. We had complete discretion as to the timing and number of shares that we sold to the counterparty subject to a cumulative minimum of 20.0% by the end of each year of the agreement. Under the ASRs, if we were required to pay the Counterparty and elected to settle our obligation in shares, the number of shares to be issued by us was capped.

We accounted for initial payment under the ASR agreements as a purchase of treasury stock, and we subsequently retired those shares. Prior to June 15, 2003, the effective date of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we accounted for ASRs under the Emerging Issues Task Force (EITF) No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”  EITF No. 99-7 provided that an entity should account for an accelerated stock repurchase program as two separate transactions:  (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to its own common stock. The forward contract was to be accounted for in accordance with the provisions of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  As of December 31, 2003, we had fulfilled all its obligations under the ASR agreements in accordance with the provisions of SFAS No. 150.

Stockholders’ Equity

Stockholders’ equity totaled $532.3 million at December 31, 2004 an increase of $85.3 million, or 19.1%, from the $447.0 million balance at December 31, 2003. This increase in 2004, as compared to 2003, was primarily due to the net income of $65.4 million and stock issuances under employee stock purchase and option program, partially offset by the repurchase of 0.3 million shares of common stock for an aggregate purchase price of $12.6 million. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of December 31, 2004. As of December 31, 2004, there are no plans for payment of dividends.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future. Our management engages in ongoing capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing business activities and expected future business activities. Expected future activities for which capital is set aside include potential product expansions and acquisitions of new business lines.

Credit Rating

Standard & Poor’s Rating Services assigned Silicon Valley Bancshares its BBB- long-term counterparty credit in December 2003, and there has been no change to that rating. Standard & Poor’s assigned its BBB counterparty credit rating to Silicon Valley Bank. An issuer rated BBB is defined as having an adequate capacity to meet its financial commitments, however, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitments. According to Standard & Poor’s, the outlook for both Silicon Valley Bancshares and Silicon Valley Bank is stable.

Silicon Valley Bancshares’ credit rating by Moody’s Investor Service (Moody’s) at December 31, 2004 was Baa for issuer rating. According to Moody’s, issuers rated Baa offer adequate financial security. However, certain protective elements may be lacking or may be unreliable over any great period of time. Silicon Valley Bank’s credit rating by Moody’s at December 31, 2003 was A3 for issuer rating, A3 for long-term deposits, P-2 for short-term deposits, and C for financial strength. Moody’s bank deposit ratings are opinions of a bank’s ability to repay punctually its foreign and/or domestic currency deposit obligations. According to Moody’s an A rating for deposits represents good credit quality, however, elements may be present that suggest a susceptibility to impairment over the long-term. Banks rated P-2 by Moody’s for short-term deposits offer strong credit quality and a strong capacity for timely payment of short-term deposit obligations. Financial strength ratings represent Moody’s opinion of a bank’s intrinsic safety and soundness and, as such, exclude certain external credit risks and credit support elements that are addressed by Moody’s bank deposit ratings. Banks rated C possess adequate intrinsic financial strength and are typically institutions with more limited but still valuable business franchises, good financial fundamentals, and a predictable and stable operating environment. According to Moody’s, the outlook for both Silicon Valley Bancshares and Silicon Valley Bank is stable.

Liquidity

Another important objective of the asset/liability management committee (ALCO) is to manage liquidity. The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand, to meet depositors’ needs, and to service other liabilities as they become due without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. Our ratio of liquid assets to total deposits was 47.6% and 48.6% at December 31, 2004 and 2003, respectively, both well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in our liquidity management activities. As of December 31, 2004 and 2003, we were in compliance with all of these policy measures.

On a stand-alone basis, Bancshares’ primary liquidity channels include dividends from Silicon Valley Bank, its investment portfolio assets, and its ability to raise debt and capital. The ability of Silicon Valley Bank to pay dividends is subject to certain regulations; see Item 1. Business—Supervision and Regulation—Restriction on Dividends.

In analyzing our liquidity for 2004, 2003 and 2002, reference is made to our consolidated statement of cash flows for the years ended December 31, 2004, 2003 and 2002; see Item 8. Consolidated Financial Statements and Supplemental Data. The statement of cash flows includes separate categories for operating, investing, and financing activities.

Cash provided by operating activities for 2004 was $92.0 million, which included net income of $65.4 million. Adjustments for noncash items included depreciation and amortization of $8.5 million and minority interest in gains of consolidated affiliates of $3.1 million, offset primarily by net gains on provisions for loan losses of $9.9 million, disposition of client warrants of $9.2 million, and net investment gains of $5.6 million. Sources of cash from changes in other assets and liabilities included increases in accrued retention, warrant, and other incentive plans of $21.1 million and, deferred rent liability of $7.3 million, with a decrease from deferred income taxes of $6.4 million. These sources of cash were offset by increases in accounts receivable of $7.3 million, which primarily relates to sales of equity investments, and accrued interest receivable of $3.1 million.

Cash used for investing activities was $1.0 billion for the year ended December 31, 2004. Net cash outflow was primarily driven by purchases of investment securities of $12.0 billion, partially offset by $6.2 billion in proceeds from the sale of investment securities and $5.2 billion in proceeds from maturities and pay-downs of investment securities. A net increase in loans of $341.6 million also contributed to the net cash outflow.

Cash provided by financing activities was $573.5 million for the year ended December 31, 2004, largely, driven by net increases in deposits of $552.6 million. Proceeds from the issuance of common stock and capital contributions from minority interest participants also contributed $25.1 million and $16.9 million, respectively, to the overall cash increase from our financing activities. These sources of cash were offset by repurchases of our common stock of $12.6 million during 2004.

Cash and cash equivalents were $445.9 million at December 31, 2004.

Operating activities for 2003 included net income of $12.0 million, which was adjusted for certain non-cash items including impairment of goodwill, provision for loan losses, depreciation, deferred tax assets, and an assortment of other miscellaneous items resulting in cash generated from operations. Investing activities consisted of transactions in investment securities resulting in a net cash outflow of $50.7 million and the net change in total loans, which resulted in a net cash inflow of $76.2 million in 2003. The net cash inflow related to loans relate to principal collections offset by loan originations. The net cash outflow from securities transactions was the net result of purchases of investment securities, offset by securities maturities and sales. Financing activities reflected cash inflows of $234.1 million primarily resulting from a large increase in deposits and inflows from the issuance of zero-coupon convertible notes and 7.0% junior subordinated debentures. Financing cash outflows resulted from repurchases of common stock and redemption of our 8.25% trust preferred securities. In total, the transactions noted above resulted in a net cash inflow of $352.4 million for 2003 and total cash and cash equivalents, as defined in our consolidated statement of cash flows, of $795.0 million at December 31, 2003.

Operating activities for 2002 included net income of $53.4 million, which was adjusted for certain non-cash items including the provision for loan losses, depreciation, deferred tax assets, and an assortment of other miscellaneous items resulting in cash generated from operations. Investing activities consisted of transactions in investment securities resulting in a net cash inflow of $296.2 million and the net change in total loans, which resulted in a net cash outflow of $346.8 million in 2002. The net cash outflow from securities transactions were the net result of investment securities maturities and sales, offset by purchases of securities. The net cash outflow related to loans relates to loan originations offset by principal collections. Financing activities reflected cash outflows of $109.4 million resulting from the repurchase of common stock. Additionally, our total deposits increased by $55.2 million during 2002, and we received net cash proceeds received from issuance of common stock totaling $9.8 million under the provisions of our employee benefit plans. In total, the transactions resulted in a net cash inflow of $2.1 million for 2002 and total cash and cash equivalents, as defined in our consolidated statement of cash flows, were $442.6 million at December 31, 2002.

Financial Ratios

The table below presents the relationship between the following significant financial ratios:

	Years Ended December 31,
	2004	2003	2002
Return on average assets	1.4%	0.3%	1.4%
Divided by
Average equity as a percentage of average assets	10.2%	12.3%	16.2%
Equals
Return on average equity	13.4%	2.4%	8.5%
Times
Earnings retained	100.0%	86.4%	100.0%
Equals
Internal capital growth	13.4%	2.1%	8.5%

Both Silicon Valley Bancshares’ and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of December 31, 2004, 2003, and 2002. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 22. Regulatory Matters. Capital ratios for Silicon Valley Bancshares are set forth below:

	December 31,
	2004	2003	2002
Total risk-based capital ratio	15.9%	16.6%	16.0%
Tier 1 risk-based capital ratio	12.5%	12.0%	14.8%
Tier 1 leverage ratio	10.9%	10.2%	13.8%

We and Silicon Valley Bank’s capital ratios remained well above the regulatory requirements in 2004. The decrease in total capital from 2003 to 2004 was due to the declining eligibility of our convertible bond as it approaches maturity. Both Tier 1 and Tier 1 leverage ratios increased due to the earnings generated by us and Silicon Valley Bank and the nominal amount of share repurchases executed over the course of the year.

The increases in our Tier 1 risk-based capital and Tier 1 leverage ratios from 2003 to 2004 have been caused in large part to increase in additional paid-in capital and retain earnings due to higher net income in 2004 as compared to 2003.

The decreases in our Tier 1 risk-based capital and Tier 1 leverage ratios from 2002 to 2003 have been caused in large part to reductions in additional paid in capital and retained earnings due to our stock repurchases in 2003 and 2002.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, foreign exchange options, and foreign exchange forward contracts. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $2.7 billion at December 31, 2004, and $1.7 billion at December 31, 2003. Out of these available commitments balances, the fixed rate commitments were $257.2 million at December 31, 2004, and $167.9 million at December 31, 2003. Our exposure arising from interest rate risk associated with fixed rate loan commitments is not considered material. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.7 billion at December 31, 2004, and $1.2 billion at December 31, 2003. Our potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending loan commitments as we do in making loans. The actual liquidity needs or the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portions of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies but may include intellectual property, real property, bank deposits or business and personal assets. The potential credit risk associated with these commitments is considered in our evaluation of the adequacy of our allowance for loan and lease losses. Additionally, we have aggregate maximum lending limits of $478.7 million as of December 31, 2004 related to our accounts receivable factoring arrangements. We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credits

Commercial and standby letters of credit represent conditional commitments issued by us on behalf of a client to support the performance of a client to a third party when certain specified future events have yet to occur. Commercial letters of credit are issued primarily for inventory purchases by clients and are typically short term in nature. We provide two types of standby letter of credit, performance and financial standby letter of credits. Performance standby letters of credit are issued in connection with the performance of a client to a third party when certain specified future events have yet to occur. Performance standby letters of credit are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices. Financial standby letters of credit are conditional undertakings issued by us in connection with the payment by a client to a third party (beneficiary). Financial standby letters of credit are primarily used to support many types of domestic and international payments. These standby letters of credit have fixed expiration dates and generally require a fee paid by a client at the time we issue the commitment. Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period.

The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, we use a credit evaluation process and collateral requirements similar to those for loan commitments. Our standby letters of credit often are cash secured by our clients. The actual liquidity needs or the credit risk that we have experienced historically have been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

Obligation Under Guarantees

The table below summarizes our standby letter of credits at December 31, 2004. The maximum potential amount of future payments represents the amount that could be lost under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	(Dollars in thousands)
	Expires In One Year Or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby	$561,994	$56,990	$618,984	$618,984
Performance standby	7,423	2,870	10,293	10,293
Total	$569,417	$59,860	$629,277	$629,277

At December 31, 2004, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.4 million. At December 31, 2004, cash and investment securities collateral available to us to reimburse losses under financial and performance standby letters of credits was $284.8 million.

In addition to standby letter of credit guarantees, the Company have issues additional guarantees as off-balance sheet arrangement. As of December 31, 2004, those guarantees include the following:

•       The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of December 31, 2004, the combined credit limits on those accounts are $44.5 million.

•       The Company may be required to make contingent payments to the former owners of Woodside Asset Management based on their future revenue growth. During 2004, the Company paid one earn-out payment of $338,000 to the former owners of Woodside Asset Management. As of December 31, 2004, under the acquisition agreement, the maximum future gross earn-out payments to Woodside Asset Management’s former owners are $1.6 million.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. We enter into an opposite way foreign exchange forward contract with a correspondent bank to hedge these contracts, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with our clients. These contracts are short term in nature, typically expiring within one year. At December 31, 2004 and 2003, the notional amounts of these contracts totaled $377.3 million and $95.4 million, respectively. The maximum credit exposure for counter-party nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $37.7 million at December 31, 2004 and $9.5 million at December 31, 2003. We have not experienced nonperformance by a counter party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties to such foreign exchange forward contracts.

We make foreign currency loans to clients based in the United Kingdom. We enter into foreign exchange forward contracts with correspondent banks to hedge the foreign exchange exposure related to these loans. These contracts are short term in nature, typically expiring within one year. At December 31, 2004, the notional amounts of these contracts totaled $25.8 million. The maximum credit exposure for counter-party nonperformance for foreign exchange forward contracts related to our foreign exchange loans amounted to $2.6 million at December 31, 2004. There were no foreign exchange forward contracts related to foreign exchange loans in 2003. We have not experienced nonperformance by a counter party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties to such foreign exchange forward contracts.

Foreign Currency Option Contracts

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the clients’ need. We enter into an opposite way foreign currency option contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the currency option contracts entered into with our clients. These contracts typically expire in less than one year. At December 31, 2004 and 2003, the notional amounts of these contracts totaled $13.5 million and $21.1 million, respectively. We have not experienced nonperformance by a counter party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties.

Commitments to Invest in Venture Capital Funds

We make commitments to venture capital fund investments, which in turn make investments in privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the venture capital fund. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle, the overall market conditions, and the nature and type of industry in which the privately held companies operate. As of December 31, 2004, we had remaining unfunded commitments of $15.9 million to wholly owned venture capital fund investments and $39.6 million and $55.2 million to venture capital fund investments through the funds of funds, SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, respectively. We have committed capital of $13.5 million to SVB Strategic Investors Fund, LP, representing an ownership interest of 11.1%. As of December 31, 2004, the remaining unfunded commitment to the fund was $5.7 million. We also have committed capital of $15.0 million to SVB Strategic Investors Fund II, LP, representing an ownership interest of 14.4%. As of December 31, 2004, the remaining unfunded commitment to the fund was $13.5 million. We made a capital commitment of $6.0 million to our venture capital fund, Silicon Valley BancVentures, LP in which we have an ownership interest of 10.7%. The remaining unfunded commitment to the fund was $2.9 million as of December 31, 2004. We made a capital commitment of $25.0 million to the venture debt fund, Partners for Growth, LP in which we have an ownership interest of 53.2%. As of December 31, 2004, the remaining unfunded commitment to the fund was $20.3 million. In addition, we have committed capital of $20.0 million to Gold Hill Venture Lending 03, LP in which we have an ownership interest of 9.3%. The remaining unfunded commitment to the fund was $15.4 million.

SVB Capital II Trust Preferred Securities

In October, 2003, SVB Capital II issued trust preferred securities that Silicon Valley Bancshares has fully and unconditionally guaranteed, based on its combined obligations under a guarantee agreement, a trust agreement, an expense agreement, and a junior subordinated indenture and the debentures issued under the junior subordinated indenture. SVB Capital II will redeem the trust preferred securities on

October 15, 2033, and may redeem them earlier, subject to prior approval by the Board of Governors of the Federal Reserve System, if then required by the capital rules of the Federal Reserve Board.

Silicon Valley Bancshares entered into the guarantee agreement concurrently with the issuance of the trust preferred securities for the benefit of the holders of the trust preferred securities. Wilmington Trust Company acts as guarantee trustee under the guarantee agreement for the purposes of compliance with the Trust Indenture Act, and the guarantee is qualified as an indenture under the Trust Indenture Act. The guarantee trustee will hold the guarantee for the benefit of the holders of the trust preferred securities.

We account for variable interest entities according to the provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (VIE)” or FIN No. 46R. A VIE is to be consolidated by a company if that company is subject to the majority of the risk of loss from the VIE’s activities, is entitled to receive the majority of the entity’s residual returns, or both. As we do not bear the majority of the risk of loss from the trust preferred securities, they were not consolidated into our financial statements at December 31, 2004, or December 31, 2003.

For a description of certain off balance-sheet arrangements, see Item 8. Consolidated Financial Statements and Supplementary Data-Note 20. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments.

Contractual Obligations and Commercial Commitments

As of December 31, 2004, we had the following contractual obligations and commercial commitments:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Borrowings(1)	$210,830	$9,333	$150,000	$—	$51,497
Operating leases, net of income from subleases(2)	56,541	10,317	17,353	12,619	16,252
Remaining unfunded commitments to wholly owned venture capital funds(3)	15,894	15,894	—	—	—
Remaining unfunded commitments to venture capital funds by SVB Strategic Investors Fund, LP(3)(4)	39,597	39,597	—	—	—
Remaining unfunded commitments to venture capital funds by SVB Strategic Investors Fund II, LP(3)(7)	55,158	55,158	—	—	—
Remaining unfunded commitments to SVB Strategic Investors Fund, LP(3)(4)	5,670	5,670	—	—	—
Remaining unfunded commitments to SVB Strategic Investors Fund II, LP(3)(7)	13,500	13,500	—	—	—
Remaining unfunded commitments to Silicon Valley BancVentures, LP(3)(5)	2,940	2,940	—	—	—
Remaining unfunded commitments by Partner for Growth, LP	20,250	20,250	—	—	—
Remaining unfunded commitments by Gold Hill Venture Lending 03, LP	15,400	15,400	—	—	—

Other commercial commitments	Amount of Commitment Expiring Per Period
Commitments to extend credit(6)	$3,398,915	$2,474,889	$850,343	$55,977	$17,706
Standby letters of credit(6)	629,277	569,417	48,192	3,348	8,320
Commercial letters of credit(6)	10,289	10,289	—	—	—
Foreign exchange contracts(6)	42,666	42,666	—	—	—

(1)    See Item 8. Consolidated Financial Statements and Supplementary Data—Notes Note 12. Borrowings for further disclosure related to borrowings.

(2)    See Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Premises and Equipment for further disclosure related to premises and equipment.

(3)    See Item 8. Consolidated Financial Statements and Supplementary Data—Note 7. Investment Securities for further disclosure related to investment securities. We make commitments to venture capital fund investments. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the venture capital fund. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle, the overall market conditions, and the nature and type of industry in which the privately held companies operate.

(4)    See Item 8. Consolidated Financial Statements and Supplementary Data—Note 7. Investment Securities for further disclosure related to investment securities. Bancshares has committed capital of $13.5 million to SVB Strategic Investors Fund, LP, representing an ownership interest of 11.1%.

(5)    See Item 8. Consolidated Financial Statements and Supplementary Data—Note 7. Investment Securities for further disclosure related to investment securities. Bancshares made a capital commitment of $6.0 million to our venture capital fund, Silicon Valley BancVentures, LP in which we have an ownership interest of 10.7%.

(6)    See Item 8. Consolidated Financial Statements and Supplementary Data—Note 20. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments for further disclosure related to financial instruments with off-balance sheet risk.

(7)    See Item 8. Consolidated Financial Statements and Supplementary Data—Note 7. Investment Securities for further disclosure related to investment securities. Bancshares has committed capital of $15.0 million to SVB Strategic Investors Fund II, LP, representing an ownership interest of 14.4%.

Forward-Looking Statements

This discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, without limitation:

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

•       Forecasts of future economic performance

•       Descriptions of assumptions underlying or relating to any of the foregoing

In this Annual Report on Form 10-K, we make forward-looking statements discussing our management’s expectations about:

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

•       Liquidity provided by funds generated through retained earnings

•       Activities for which capital will be required

•       Ability to meet our liquidity requirements through our portfolio of liquid assets

•       Ability to expand on opportunities to increase our liquidity

•       Use of excess capital

•       Volatility of performance of our equity portfolio

You can identify these and other forward-looking statements by the use of words such as “becoming”, “may”, “will”, “should”, “predicts”, “potential”, “continue”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends”, the negative of such words, or comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our beliefs as well as our assumptions, and such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements.

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see the subsection below Factors that May Affect Future Results. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

Item 7a.                 Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management

A key objective of asset/liability management is to manage interest rate risk associated with changing asset and liability cash flows and market interest rate movements. Interest rate risk occurs when interest rate sensitive assets and liabilities do not re-price simultaneously either in timing, volume or both. Our ALCO provides oversight to our interest rate risk management process and recommends policy guidelines regarding exposure to interest rates for approval by our board of directors. Adherence to these policies is monitored on an ongoing basis, and decisions related to the management of interest rate exposure are made when appropriate.

We manage interest rate risk principally through strategies involving our investment securities portfolio. Our policies permit the use of off-balance sheet derivative instruments in managing interest rate risk. Derivative instruments that the Company uses as a part of its interest risk management strategy may include interest rate swaps, caps and floors, and forward contracts.

We had a fair value hedge in effect at December 31, 2004. This hedge is a $50.0 million fixed-for-variable swap of our 7% junior subordinated debentures, described in Item 8 Consolidated Financial Statements and Supplementary Data—Note 12. Borrowings  and under Item 7. MD&A—Financial Condition—7% Junior Subordinated Debentures. For 2004, we paid interest expense of $3.5 million on the 7.0% junior subordinated debentures. However, the fair value hedge agreement provided a benefit of $2.2 million, resulting in net interest expense of $1.3 million for 2004.

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

Interest Rate Sensitivity Analysis

The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets and interest-sensitive liabilities that are anticipated to re-price within a specific time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest-sensitive liabilities re-pricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. The gap analysis as of December 31, 2004 indicates that the cumulative one-year gap as a percentage of interest-earning assets was a positive 31%.

The following table illustrates our interest rate sensitivity gap positions at December 31, 2004:

	Assets and liabilities which mature or reprice
	Immediately	1 Day to 1 Month	After 1 Month to 3 Months	After 3 Months to 6 Months	After 6 Months to 1 Year	After 1 Year to 5 Years	After 5 Years	Not Stated	Total
	(Dollars in thousands)
Interest-Earning Assets:
Cash and due from banks	$ —	$ 295,588	$ —	$ —	$ —	$ —	$ —	$ —	$ 295,588
Federal funds sold and securities purchased under agreement to resell(1)	—	150,360	—	—	—	—	—	—	150,360
Investment securities:
U.S. Treasury and agencies obligations(2)	—	611	—	—	27,486	220,000	60,000	—	308,097
Collateralized mortgage obligations, mortgage-backed and asset-backed securities(2)	—	30,425	31,613	48,244	91,535	634,453	673,086	—	1,509,356
Obligations of states and political subdivisions	—	—	1,715	2,475	7,380	77,832	8,635	—	98,037
Commercial paper and other debt securities	—	92,573	—	—	—	—	—	—	92,573
Money market mutual funds	—	98,548	—	—	—	—	—	—	98,548
Other equity securities(3)	—	—	—	—	—	—	—	20,765	20,765
Total investment securities	—	222,157	33,328	50,719	126,401	932,285	741,721	20,765	2,127,376
Loans(4)(5)	1,629,413	136,025	95,083	78,754	101,547	247,051	24,271	—	2,312,144
Total interest-earning assets	$ 1,629,413	$ 804,130	$ 128,411	$ 129,473	$ 227,948	$ 1,179,336	$ 765,992	$ 20,765	$ 4,885,468
Funding Sources:
Interest-bearing demand	$ —	$ 66,246	$ 127,566	$ 179,636	$ 320,818	$ 1,375,493	$ 580,094	$ —	$ 2,649,853
Money market and NOW deposits	—	28,982	55,887	78,888	141,522	624,064	308,745	—	1,238,088
Time deposits	—	185,860	54,674	57,997	28,170	4,874	—	—	331,575
Total interest-bearing deposits	—	281,088	238.127	316,521	490,510	2,004,431	888,839	—	4,219,516
Contingently convertible debt	—	—	—	—	—	146,740	—	—	146,740
Junior subordinated debentures	—	—	—	—	—	—	49,421	—	49,421
Other borrowings	—	—	—	9,820	—	—	—	—	9,820
Portion of noninterest-bearing funding sources	—	—	—	—	—	—	—	459,971	459,971
Total funding sources	$ —	$ 281,088	$ 238,127	$ 326,341	$ 490,510	$ 2,151,171	$ 938,260	$ 459,971	$ 4,885,468
Off-Balance Sheet Items:
Interest rate swap	$ —	$ (50,000)	$ —	$ —	$ —	$ 50,000	$ —	$ —	$ —
Gap	1,629,413	473,042	(109,716)	(196,868)	(262,562)	(921,835)	(172,268)	(439,206)	—
Cumulative gap	1,629,413	2,102,455	1,992,739	1,795,871	1,533,309	611,474	439,206	—	—

(1)              Includes interest-bearing deposits in other financial institutions of $15.9 million as of December 31, 2004.

(2)              Principal cash flows are based on estimated principal payments as of December 31, 2004.

(3)              Not stated column consists of investments in Federal Reserve and Federal Home Loan Bank stock as of December 31, 2004.

(4)              Not stated column consists of nonaccrual loans of $14.3 million offset by unearned income of $14.4 million as of December 31, 2004.

(5)              Maturity/repricing columns for fixed rate loans are based upon the amount and timing of related principal payments as of December 31, 2004.

Market Value of Portfolio Equity (MVPE)

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as our market value of portfolio equity (MVPE).

The following table presents our MVPE exposure at December 31, 2004 and 2003, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

	Estimated	Estimated Increase/ (Decrease) in MVPE		Estimated Net Interest	Estimated Increase/ (Decrease) in Net Interest Income
Change in interest rates (basis points)	MVPE	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)
December 31, 2004:
+200	$ 1,019,622	$ 20,290	2.0%	$ 326,744	$ 41,285	14.5%
+100	1,014,190	14,858	1.5	306,492	21,033	7.4
-	999,332	—	—	285,459	—	—
-100	936,599	(62,733)	(6.3)	257,295	(28,164)	(9.9)
-200	876,445	(122,887)	(12.3)	230,514	(54,945)	(19.2)
December 31, 2003:
+200	$ 801,630	$ 38,377	5.0%	$ 236,305	$ 17,244	7.9%
+100	796,232	32,979	4.3	226,153	7,092	3.2
-	763,253	—	—	219,061	—	—
-100	791,797	28,544	3.7	214,233	(4,828)	(2.2)
-200	735,833	(27,420)	(3.6)	210,769	(8,292)	(3.8)

The preceding table indicates that at December 31, 2004, in the event of an instantaneous and sustained increase or decrease in market interest rates, our MVPE would be expected to increase or decrease accordingly.

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

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain of our assets and liabilities may have similar maturity or re-pricing profiles, they may react to changes in market interest rates with different magnitudes. Also, actual prepayment rates on loans and investments could vary substantially from the assumptions utilized in the model to derive the results as presented in the preceding table. Further, a change in the shape of the forward yield curve could result in different MVPE estimations from those presented herein. Accordingly, the results in the preceding table should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting MVPE estimates are not intended to represent, and should not be construed to represent the underlying value.

Our MVPE exposure at December 31, 2004, increased slightly from December 31, 2003, primarily due to changes in the investment portfolio while staying well within our policy guidelines. In addition, our net interest income at risk remains well within policy limits. These estimates are highly assumption dependent and will change regularly as the company’s asset-liability structure changes and as different interest rate environments evolve. We expect to continue to manage our interest rate risk actively utilizing on and off-balance sheet strategies as appropriate.

The simulation model also gives us the ability to simulate our net interest income using an interest rate forecast (simple simulation). In order to measure the sensitivity of our forecasted net interest income to changing interest rates utilizing the simple simulation methodology, both a rising and falling interest rate scenario are projected and compared to a base market interest rate forecast derived from the current yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast is increased or decreased, as applicable, by 200 basis points in 12 equal increments over a one-year period.

In addition to the 200 basis point ramp scenario mentioned above we perform net interest income and net income simulations in an interest rate environment whereby we shock the base rate immediately both up and down 300 basis points in 100 basis point increments. The combination of the ramp and shock scenarios provides us with additional information with respect to our sensitivity to interest rates and the impact on our net income under varied interest rate scenarios.

Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income degradation exceeding 25.0%. Simulations as of December 31, 2004, indicated that we were well within these policy guidelines.

Interest rate risk is the most significant market risk impacting us. Other types of market risk affecting us in the normal course of our business activities include foreign currency exchange risk, equity price risk, and basis risk. The impact resulting from these market risks is not considered significant, and no separate quantitative information concerning market rate and price exposure is presented herein.

Factors That May Affect Future Results

Our business faces significant risks. The factors described below may not be the only risks we face, and are not intended to serve as a comprehensive listing. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following factors actually occur, our business, financial condition and/or results of operations could suffer.

If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

As a lender, the largest risk we face is the possibility that a significant number of our client borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan and lease losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan and lease losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment. We cannot assure you that our allowance for loan and lease losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability, or financial condition.

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

Our strategy has focused on providing banking products and services to emerging-growth and corporate technology companies receiving financial support from sophisticated investors, including venture capitalists, “angels,” and corporate investors. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive a second or third round of equity infusion from investors. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, which would have an adverse effect on our business, profitability and growth prospects.

Among the factors that have and could in the future affect the amount of capital available to startup and emerging-growth companies are the receptivity of the capital markets to initial public offerings or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments, and general economic conditions in the technology and life science industries. Reduced capital markets valuations could reduce the amount of capital available to startup and emerging-growth companies, including companies within our technology and life science industry sectors.

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

We account for our employee stock options in accordance with Accounting Principles Board Opinion No. 25 and related interpretations, which provide that any compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options. As a result, when options are priced at the fair market value of the underlying stock on the date of grant, as is our practice, we incur no compensation expense. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123(R) requires us to record compensation expense for all employee stock grants. Such expense will have a material impact on our results of operations. In October 2004, in an effort to align our option grant rate to that of other financial institutions similar to us, we significantly decreased the number of shares subject to options granted to our employees on a prospective basis. We may in the future consider taking other actions to modify employee compensation structures, such as granting cash compensation or other forms of equity compensation. Our decision to reduce the number of option shares to be granted on a prospective basis, and any other future changes we may adopt in our employee compensation structures, could adversely affect our results of operations and cash flows, as well as our ability to attract, recruit, and retain certain key employees.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

Silicon Valley Bancshares, Silicon Valley Bank, and their subsidiaries are extensively regulated under federal and state law. These regulations are intended primarily for the protection of depositors, other clients, and the deposit insurance fund—not for the benefit of stockholders or security holders. Federal and state laws and regulations limit or otherwise affect the activities in which Silicon Valley Bancshares, Silicon Valley Bank, and their subsidiaries may engage. A change in the applicable statutes, regulations, or regulatory policy may have a material effect on our business and that of our subsidiaries. In addition, Silicon Valley Bancshares, Silicon Valley Bank, and their subsidiaries are required to maintain certain minimum levels of capital. Federal and state banking regulators possess broad powers to take supervisory action, as they deem appropriate, with respect to Silicon Valley Bancshares and Silicon Valley Bank. SVB Alliant and SVB Securities, both broker-dealer subsidiaries, are regulated by the SEC and the National Association of Securities Dealers, Inc. (NASD). Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. Supervisory actions can result in higher capital requirements, higher insurance premiums, and limitations on the activities of Silicon Valley Bancshares, Silicon Valley Bank or their subsidiaries. These supervisory actions could have a material adverse effect on our business and profitability.

Warrant, venture capital fund, and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity markets, which is uncertain.

We have historically obtained rights to acquire stock, in the form of warrants, in certain clients as part of negotiated credit facilities and for other services. We may not be able to realize gains from warrants in future periods, or our realized gains may be materially less than the current level of unrealized gains disclosed in this filing. We also have made investments in venture capital funds as well as direct equity investments in companies. The timing and amount of income, if any, from the disposition of client warrants, venture capital funds, and direct equity investments typically depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for initial public offerings, fluctuations in the market prices of the underlying common stock of these companies, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. In addition, our investments in venture capital funds and direct equity investments have lost value and could continue to lose value or become worthless, which would reduce our net income or could cause a net loss in any period. All of these factors are difficult to predict, particularly in the current economic environment. Additionally, it is likely that additional investments within our existing portfolio will become impaired. However, we are not in a position to know at the present time which specific investments, if any, are likely to be impaired or the extent or timing of individual impairments. Therefore, we cannot predict future investment gains or losses with any degree of accuracy, and any gains or losses are likely to vary materially from period to period.

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

If conditions worsen in the domestic or global economy, especially in the technology, life science, private equity, and premium wine industry niches, our business, growth, and profitability are likely to be materially adversely affected. A worsening of the global or U.S. economic slowdown would harm many of our clients. Our clients may be particularly sensitive to disruptions in the growth of the technology sector of the U.S. economy. In addition, a substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California could harm the businesses of a disproportionate number of our clients. To the extent that our clients’ underlying businesses are harmed, they are more likely to default on their loans.

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

We completed one acquisition in each of 2002 and 2001 and, if appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic. There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully or integrate such acquisitions with our current business.

Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, and/or contingent liabilities, which could have a material adverse effect on our business, results of operations, and/or financial condition. Any such future acquisitions of other businesses, technologies, services, or products might require us to obtain additional equity or debt financing, which might not be available on terms favorable to us, or at all; and such financing, if available, might be dilutive.

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

We offer various Internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients’ confidence in our online services. Advances in computer capabilities, new discoveries, or other developments could result in a compromise or breach of the technology we use to protect client transaction data. Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to mitigate breaches of security could adversely affect our ability to offer and grow our online services and could harm our business.

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

A component of our strategy is to expand internationally on a limited basis. Expansion into international markets, albeit on a limited basis, requires management’s attention and resources. We have limited experience in internationalizing our service, and we believe that many of our competitors are also undertaking expansion into foreign markets. There can be no assurance that we will be successful in expanding into international markets. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and to expand our international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting loan or other types of payments, political instability, seasonal reductions in business activity, and potentially adverse tax consequences, any of which could adversely affect the success of our international operations. To the extent we continue to expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on our business, results of operations, and/or financial condition.

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

Our operations can be subject to natural disasters and other events beyond our control, such as earthquakes, fires, power failures, telecommunication loss, terrorist attacks, and acts of war. Our corporate headquarters and a portion of our critical business offices are located in California near major earthquake faults. Such events of disaster, whether natural or manmade, could cause severe destruction or interruption to our operations and as a result, our business could suffer serious harm. To mitigate these risks we have begun a phased business continuity program, with initial capabilities scheduled to become available during 2005 and additional work continuing throughout 2006.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Silicon Valley Bancshares:

We have audited management’s assessment, included in the accompanying Management’s Report of Internal Control over Financial Reporting, that Silicon Valley Bancshares and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003 and the related consolidated statements of income, comprehensive income and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

San Francisco, California
March 14, 2005

Item 8.                        Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Silicon Valley Bancshares:

We have audited the accompanying consolidated balance sheets of Silicon Valley Bancshares and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

San Francisco, California
March 14, 2005

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in thousands, except par value)
Assets
Cash and due from banks	$279,653	$252,521
Federal funds sold and securities purchased under agreement to resell	166,295	542,475
Investment securities	2,258,207	1,575,434
Loans, net of unearned income	2,312,143	1,989,229
Allowance for loan and lease losses	(37,613)	(49,862)
Net loans	2,274,530	1,939,367
Premises and equipment, net of accumulated depreciation and amortization	14,951	14,999
Goodwill	35,639	37,549
Accrued interest receivable and other assets	124,325	117,663
Total assets	$5,153,600	$4,480,008
Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,649,853	$2,186,352
NOW	32,009	20,897
Money market	1,206,078	1,080,559
Time	331,574	379,068
Total deposits	4,219,514	3,666,876
Contingently convertible debt	146,740	145,797
Junior subordinated debentures	49,421	49,652
Other borrowings	9,820	17,961
Other liabilities	125,163	101,973
Total liabilities	4,550,658	3,982,259
Commitments and contingencies
Minority interest in capital of consolidated affiliates	70,674	50,744
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,970,095 and 35,028,470 shares outstanding, respectively	36	35
Additional paid-in capital	44,886	14,240
Retained earnings	487,509	422,131
Unearned compensation	(4,512)	(1,232)
Accumulated other comprehensive income	4,349	11,831
Total stockholders’ equity	532,268	447,005
Total liabilities, minority interest, and stockholders’ equity	$5,153,600	$4,480,008

See accompanying notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Interest income:
Loans	$162,063	$148,770	$156,240
Investment securities:
Taxable	72,929	42,789	46,585
Non-taxable	5,004	6,248	6,894
Federal funds sold and securities purchased under agreement to resell	6,143	4,530	2,865
Total interest income	246,139	202,337	212,584
Interest expense:
Deposits	8,423	9,083	16,229
Other borrowings	2,968	4,370	1,647
Total interest expense	11,391	13,453	17,876
Net interest income	234,748	188,884	194,708
(Recovery of)/provision for loan and lease losses	(9,901)	(8,727)	7,220
Net interest income after (recovery of)/ provision for loan losses	244,649	197,611	187,488
Noninterest income:
Client investment fees	26,919	23,991	30,671
Corporate finance fees	21,913	13,149	12,110
Letter of credit and foreign exchange income	16,399	12,856	15,225
Deposit service charges	13,538	13,202	9,072
Income from client warrants	9,191	7,528	1,661
Investment gains (losses)	5,571	(8,402)	(9,825)
Credit card fees	2,817	3,431	955
Other	9,685	9,305	7,989
Total noninterest income	106,033	75,060	67,858
Noninterest expense:
Compensation and benefits	155,097	122,964	104,285
Net occupancy	17,590	17,638	20,391
Professional services	17,068	13,677	18,385
Furniture and equipment	12,403	11,289	9,562
Business development and travel	9,718	8,692	8,426
Correspondent bank fees	5,340	4,343	2,835
Data processing services	3,647	4,288	4,360
Telephone	3,367	3,187	3,123
Postage and supplies	3,255	2,601	3,190
Tax credit fund amortization	2,480	2,704	2,963
Impairment of goodwill	1,910	63,000	—
Provision for loan loss contingency	1,549	2,504	(3,338)
Trust preferred securities distributions	—	594	2,230
Other	9,062	7,710	6,624
Total noninterest expense	242,486	265,191	183,036
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	108,196	7,480	72,310
Minority interest in net (income) losses of consolidated affiliates	(3,079)	7,689	7,767
Income before income tax expense	105,117	15,169	80,077
Income tax expense	39,741	3,192	26,719
Net income	$65,376	$11,977	$53,358
Earnings per common share-basic	$1.86	$0.33	$1.21
Earnings per common share-diluted	$1.74	$0.32	$1.18

See accompanying notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net income	$65,376	$11,977	$53,358
Other comprehensive (loss) income, net of tax:
Cumulative translation loss:
Translation loss	(722)	—	—
Related tax effect	301	—	—
Change in unrealized gains on available-for-sale investment securities:
Unrealized holding gains	4,670	3,272	8,715
Related tax effect	(1,950)	(1,318)	(2,911)
Reclassification adjustment for gains included in net income	(14,762)	(7,528)	(1,662)
Related tax effect	4,981	3,033	555
Other comprehensive (loss) income, net of tax	(7,482)	(2,541)	4,697
Comprehensive income	$57,894	$9,436	$58,055

See accompanying notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Total
	(Dollars in thousands)
Balance at December 31, 2001	45,390,007	$45	$196,143	$423,252	$(1,600)	$9,675	$627,515
Common stock issued under employee benefit plans, net of restricted stock cancellations	722,464	1	9,112	—	151	—	9,264
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	4,113	—	—	—	4,113
Net income	—	—	—	53,358	—	—	53,358
Amortization of unearned compensation	—	—	—	—	797	—	797
Net change in unrealized gains on available-for-sale investment securities	—	—	—	—	—	4,697	4,697
Common stock repurchases	(5,534,378)	(5)	(109,389)	—	—	—	(109,394)
Balance at December 31, 2002	40,578,093	41	99,979	476,610	(652)	14,372	590,350
Common stock issued under employee benefit plans, net of restricted stock cancellations	931,684	1	14,307	—	(1,712)	—	12,596
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	3,468	—	—	—	3,468
Net income	—	—	—	11,977	—	—	11,977
Amortization of unearned compensation	—	—	—	—	1,132	—	1,132
Net change in unrealized losses on available-for-sale investment securities	—	—	—	—	—	(2,541)	(2,541)
Warrant issuance proceeds	—	—	17,412	—	—	—	17,412
Cost of convertible debt note hedge	—	—	(39,297)	—	—	—	(39,297)
Common stock repurchases	(6,481,307)	(7)	(81,629)	(66,456)	—	—	(148,092)
Balance at December 31, 2003	35,028,470	35	14,240	422,131	(1,232)	11,831	447,005
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,241,625	1	30,433	—	(5,728)	—	24,706
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	12,791	—	—	—	12,791
Net income	—	—	—	65,376	—	—	65,376
Amortization of unearned compensation	—	—	—	—	2,448	—	2,448
Net change in unrealized losses on available-for-sale investment securities	—	—	—	—	—	(7,061)	(7,061)
Foreign currency translation adjustment	—	—	—	—	—	(421)	(421)
Real estate investment trust dividend	—	—	—	2	—	—	2
Common stock repurchases	(300,000)	—	(12,578)	—	—	—	(12,578)
Balance at December 31, 2004	35,970,095	$36	$44,886	$487,509	$(4,512)	$4,349	$532,268

See accompanying notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$65,376	$11,977	$53,358
Adjustments to reconcile net income to net cash provided by operating activities:
(Recoveries of)/provision for loan losses	(9,901)	(8,727)	7,220
Net gain on disposition of client warrants	(9,191)	(7,528)	(1,661)
Net (gain) loss on sales of investment securities	(5,571)	8,402	9,825
Depreciation and amortization	8,469	7,610	7,850
Impairment of goodwill	1,910	63,000	—
Minority interest	3,079	(7,689)	(7,767)
Amortization of deferred stock-based compensation	2,448	1,475	948
Changes in other assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,100)	(211)	6,095
(Increase) decrease in accounts receivable	(7,326)	(2,249)	(930)
Deferred income tax expense/(benefit)	6,396	(16,686)	1,687
(Increase) decrease in income tax receivable	1,378	(1,478)	17,141
Increase in deferred rent liability	7,322	—	—
Increase (decrease) in accrued retention, warrant, incentive plans and other compensation benefits payable	21,099	18,133	3,982
Increase (decrease) in allowance for loan loss contingency	1,549	2,504	(3,338)
Other, net	8,060	8,602	3,894
Net cash provided by operating activities	91,997	77,135	98,304
Cash flows from investing activities:
Purchases of investment securities	(12,041,008)	(17,087,123)	(5,277,398)
Proceeds from sales of investment securities	6,176,315	14,368,794	2,547,913
Proceeds from maturities and pay downs of investment securities	5,186,295	2,667,604	3,025,729
Net decrease (increase) in loans	(341,579)	76,215	(346,824)
Proceeds from recoveries of charged off loans	14,236	20,363	22,175
Purchases of premises and equipment	(8,421)	(4,723)	(4,017)
Net cash (used for) provided by investing activities	(1,014,162)	41,130	(32,422)
Cash flows from financing activities:
Net increase in deposits	552,638	230,749	55,150
Decrease in other borrowings, net	(8,457)	(9,333)	(42,000)
Capital contributions from minority interest participants	16,851	15,275	22,650
Proceeds from net issuance costs, from issuance of common stock including tax benefits of certain stock option exercises	25,084	14,364	9,769
Repurchase of common stock	(12,578)	(148,092)	(109,394)
Redemption of 8.25% trust preferred securities	—	(40,000)	—
Proceeds from issuance of 7.0% junior subordinated debentures, net of issuance costs	—	47,839	—
Proceeds from issuance of convertible notes and warrants, net of issuance costs of convertible note hedge	—	123,340	—
Net cash provided by (used for) financing activities	573,538	234,142	(63,825)
Foreign exchange effect on cash and cash equivalents	(421)	—	—
Net (decrease)/ increase in cash and cash equivalents	(349,048)	352,407	2,057
Cash and cash equivalents at beginning of year	794,996	442,589	440,532
Cash and cash equivalents at end of year	$445,948	$794,996	$442,589
Supplemental disclosures:
Cash paid during the period for:
Interest paid	$11,305	$13,084	$18,487
Income taxes paid	$25,307	$17,802	$6,812
Noncash items during the period:
Landlord commitment to pay for building improvements included in deferred rent	$6,992	$—	$—

See accompanying notes to consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business

Silicon Valley Bancshares and its subsidiaries (collectively referred to as the Company) offer clients financial products and services through four lines of banking and financial services (see Note 24 Segment Reporting). Silicon Valley Bancshares (Bancshares) is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the Bank), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California. The Bank serves more than 10,000 clients across the country, through its 25 regional offices in the United States, a subsidiary in England and one in India. The Bank has 12 offices throughout California and operates regional offices across the country, in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves clients in all stages of maturity ranging from emerging-growth companies to established corporate companies in the technology and life science markets and the premium wine industry. The Company defines “emerging-growth” clients as companies in the start-up or early stages of their lifecycle; these companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market, and have no or little revenue. By contrast, the Company defines “established corporate” clients as companies that tend to be more mature; these companies may be publicly traded, and more established in the markets in which they participate. Additionally, merger, acquisition, private placement, and corporate partnering services are provided through the Company’s wholly-owned investment banking subsidiary, SVB Alliant, whose offices are in California and Massachusetts.

2.   Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to possible change in the near term relates to the determination of the allowance for loan and lease losses. An estimate of possible changes or a range of possible changes cannot be made.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of Silicon Valley Bancshares and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation The Company consolidates the financial position and results of operations of several managed limited partnerships as the Company controls the general partners of these limited partner funds and the limited partners do not hold substantive participating rights. See Note 2. Non-marketable Equity Securities. Similar accounting is applied to SVB Woodside Financial, the general partner of Taurus Growth Partners, LP and Libra Partners, LP (see Note 3. Business Combinations). Bancshares has an ownership interest of 53.2% in Partners for Growth, LP, and, therefore, the fund is consolidated. Minority interest in capital of consolidated affiliates primarily represents the minority participants’ share of the equity in SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II LP, and Silicon Valley BancVentures, LP. Additionally, certain reclassifications have been made to prior years’ consolidated financial statements in order to conform to the current year’s presentation.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Historically, the Company aggregated its allowance for loan and lease losses and its allowance for loan loss contingency and reflected the aggregate allowance in its allowance for loan and lease losses (ALLL) balance. Commencing in the fourth quarter of 2004, the Company reflected its allowance for loan and lease losses in its ALLL balance and its allowance for loan loss contingency in other liabilities. These reclassifications were also made to prior periods’ balance sheets to conform to current period’s presentations. Additionally, the Company reclassified expense related to the ALLL to provision for loan losses and expense related to changes in the allowance for loan loss contingency into noninterest expense for all periods presented. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Accounting for Variable Interest Entities

The Company accounts for variable interest entities according to the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities (VIE)”, or FIN No. 46R. FIN No. 46R was issued to replace FIN No. 46, and to clarify the required accounting for interests in variable interest entities. A VIE is an entity that does not have sufficient equity investments at risk or for which the holders of the equity instruments lack the essential characteristics of a controlling financial interest. A VIE must be consolidated by a company if that company is considered to be the primary beneficiary, either by being subject to a majority of the risk of loss from the VIE’s activities, being entitled to receive a majority of the entity’s residual returns, or both.

Gold Hill Venture Lending 03, LP is a VIE, however the Company is not the primary beneficiary. As of December 31, 2004, the Company has evaluated its investments and has not consolidated any VIE’s in its financial statements, in accordance with the provisions of FIN No. 46R.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash balances due from banks, federal funds sold, and securities purchased under agreement to resell. For purposes of the consolidated statements of cash flows, the Company considers cash equivalents to be highly liquid investments that are readily convertible to known amounts of cash and present insignificant risk of changes in value with maturity dates of 90 days or less.

Federal Funds Sold and Securities Purchased under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheet include interest-bearing deposits in other financial institutions of $15.9 million and $1.8 million at December 31, 2004 and 2003, respectively.

Investment Securities

Fixed Income Securities

Fixed income investment securities are classified as held-to-maturity, available-for-sale, trading, or non-marketable upon purchase or acquisition.

Securities purchased with the ability and positive intent to hold to maturity are classified as held-to-maturity and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate. The Company did not have any investments in the held-to-maturity portfolio at December 31, 2004 and 2003. Unrealized losses on held-to-maturity securities

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

become realized and are charged against earnings when it is determined that an other-than-temporary decline in value has occurred.

Securities that are held to meet investment objectives such as interest rate risk and liquidity management, and which may be sold by the Company as needed to implement management strategies are classified as available-for-sale and are accounted for at fair value. Unrealized gains and losses on available-for-sale securities, after applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity, until realized.

Permanent impairment results if (a) no fair market value can be obtained and no market is believed to exist or (b) the current fair value of the security is impaired as a result of an event whereby the contractual rights of a class of holders are deemed to be impaired. Market valuations represent the current fair value of a security at a specified point in time and do not represent the risk of repayment of the principal if a security is held to maturity. Gains and losses on securities are only realized upon the sale of the security prior to maturity, whereas a credit downgrade represents an increased level of risk of other-than-temporary impairment, and will only be recognized if the Company assesses the downgrade to challenge the issuer’s ability to service the debt and to repay the principal at contractual maturity.

Amortization of premiums and accretion of discounts on debt securities are included in interest income over the contractual terms of the underlying investment securities replicating the effective interest method.

Securities acquired and held principally for the purpose of sale in the near term are classified as trading and are accounted for at fair value. Unrealized gains and losses resulting from fair value adjustments on trading securities, as well as gains and losses realized upon the sale of investment securities, are included in noninterest income. The Company did not have a trading portfolio at December 31, 2004 or 2003.

Non-marketable securities include Federal Reserve Bank and Federal Home Loan Bank stock and tax credit funds.

Marketable Equity Securities

The Company’s investments in marketable equity securities include:

•       Unexercised warrants for shares of publicly traded companies.

•       Investments in shares of publicly traded companies. Equity securities in the Company’s warrant, direct equity, and venture capital fund portfolios generally become marketable when a portfolio company completes an initial public offering on a publicly reported market or is acquired by a publicly traded company.

Unrealized gains on warrants and unrealized gains or losses on equity investment securities are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Instruments.”

•       Unrealized gains or losses after applicable taxes, on available-for-sale marketable equity securities that result from initial public offerings are excluded from earnings and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. The Company is often contractually restricted from selling equity securities for a certain period of time subsequent to the portfolio company’s initial public offering. Often, equity securities held by the Company for sale are not registered under the Securities Act of 1933 (the Securities Act). In such an event, the

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company often seeks exemption from the registration requirements of the Securities Act by effecting sales of equity securities of the portfolio company in compliance with the current public information, holding period, volume limitation, and manner of sale requirements of Rule 144 under the Securities Act. In addition, as an inducement to the underwriter(s) to underwrite such an offering, security holders, including the Company, typically enter into an agreement with the underwriter(s) and/or the portfolio company, pursuant to which the security holder agrees to refrain from selling the securities held by such holder for a period of time, often 180 days, after the initial public offering. As a result of such regulatory and contractual requirements, the Company is frequently restricted for some period of time in its ability to liquidate portfolio securities even after a portfolio company has completed an initial public offering. Gains or losses on these marketable equity instruments are recorded in the Company’s consolidated net income in the period the underlying securities are sold to a third party.

•       If the Company possesses a warrant that can be settled with net cash payment to the Company, the warrant meets the definition of a derivative instrument. Changes in fair value of such derivative instruments are recognized as securities gains or losses in the Company’s consolidated net income.

Marketable equity securities are recorded at fair value, which initially is the purchase cost of the securities. However, a decline in the fair value of any of these securities that is considered other-than-temporary is recorded in the Company’s consolidated net income in the period the impairment occurs. The cost basis of the underlying security is written down to fair value as a new cost basis.

Marketable equity securities held through the Company’s consolidated managed limited partnership funds are recorded at fair value, which initially is the purchase cost of the securities. Holdings that are saleable without restriction are valued at the most recent stock exchange closing price prior to the valuation. In addition, holdings that are subject to limitations under Rule 144 and/or Rule 145, underwriter lock-ups, or in cases where Bancshares and its affiliates could be considered an affiliate of the issuer, are discounted to allow for possible price reduction due to restrictions on liquidity. Discounts will range dependent upon many factors, including but not limited to co-investor discount(s), trading volume, and price volatility.

Non-Marketable Equity Securities

The Company invests in non-marketable equity securities in several ways:

•       By receipt of warrants for shares of privately held companies.

•       By direct purchases of preferred or common stock in privately held companies.

•       By capital contributions to venture capital funds, which in turn, make investments in preferred or common stock of privately held companies.

•       Through the Company’s venture capital fund, Silicon Valley BancVentures, LP, which makes investments in preferred or common stock of privately held companies.

•       Through the Company’s funds of funds, SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, which make investments in venture capital funds, which in turn, invest in privately held companies.

•       Through the Company’s investments in Partners for Growth, LP and Gold Hill Venture Lending 03, LP, which provide financing to privately-held companies in the form of loans and equity.

Unexercised warrant securities in private companies are initially recorded at a nominal value on the Company’s consolidated balance sheets. They are carried at this value until they become marketable or expire, except in the following circumstance:

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gains on warrant and gains or losses on equity investment securities that result from a portfolio company being acquired by a publicly traded company are marked to market when the acquisition occurs. The resulting gains or losses are recognized into consolidated net income on that date, in accordance with Emerging Issues Task Force, Issue No. 91-5, “Nonmonetary Exchange of Cost-Method Investments.” Further fluctuations in the market value of these marketable equity securities are excluded from consolidated net income and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition price, are recognized in the Company’s consolidated net income.

The Company accounts for non-marketable equity investment securities (including warrants), other than those held by the SVB Strategic Investors Fund, LP SVB Strategic Investors Fund II, LP, Silicon Valley BancVentures, LP, Partners for Growth, LP and Gold Hill Venture Lending 03, LP, on a cost basis. In the event of a stock-based acquisition of a non-publicly traded issuer by a publicly traded company, the Company will realize gains or losses on these securities in the Company’s consolidated net income when the transaction occurs.

A summary of the Company’s accounting policies for other non-marketable equity securities is presented in the following table. A complete description of the accounting policies follows the table.

Private Equity and Venture Capital Fund Investments

Wholly Owned by Bancshares	Cost basis less identified impairment, if any
Owned by SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, Silicon Valley BancVentures, LP, Partners for Growth, LP, and Gold Hill Venture Lending 03, LP	Investment company accounting, adjusted to fair value on a quarterly basis through consolidated net income

Bancshares’ wholly owned non-marketable venture capital fund investments and other direct equity investments are recorded on a cost basis as the Company’s interests are considered minor because the Company owns less than 5.0 % of the investee companies and has no influence over the investee companies’ operating and financial policies. The Company’s cost basis in each investment is reduced by returns until the cost basis of the individual investment is fully recovered. Returns in excess of the cost basis are recorded as investment gains in noninterest income.

The values of the investments are reviewed at least quarterly, giving consideration to the facts and circumstances of each individual investment. Management’s review of private equity investments typically includes the relevant market conditions, offering prices, operating results, financial conditions, and exit strategies. A decline in the fair value that is considered other than temporary is recorded in the Company’s consolidated net income in the period the impairment occurs. Any estimated loss is recorded in noninterest income as investment losses.

Investments held by Silicon Valley BancVentures, LP are recorded at fair value using investment accounting rules. The investments consist principally of stock in private companies that are not traded on a public market and are subject to restrictions on resale. These investments are carried at estimated fair value as determined by the general partner. The valuation generally remains at cost until such time that there is significant evidence of a change in values based upon consideration of the relevant market

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by Bancshares and has an ownership interest of 10.7% in Silicon Valley BancVentures, LP  The limited partners do not have substantive participating rights. Therefore, Silicon Valley BancVentures, LP is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in the Company’s consolidated net income. The portion of any gains or losses belonging to the other limited partners is reflected in minority interest in net gains (losses) of consolidated affiliates and adjusts Bancshares’ consolidated net income to reflect its percentage ownership.

The SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP (SIF I and II) portfolios consists primarily of investments in venture capital funds, which are recorded at fair value using investment company accounting rules. The carrying value of the investments is determined by the general partners based on the percentage of SIF I and II’s interest in the total fair market value as provided by each venture capital fund Investment. SVB Strategic Investors, LLC and SVB Strategic Investors II, LLC generally utilize the fair values assigned to the underlying respective portfolio investments by the management of the venture capital funds. The estimated fair value of the investments is determined after giving consideration to the relevant market conditions, offering prices, operating results, financial conditions, exit strategy, and other pertinent information. The general partner of SVB Strategic Investors Fund, LP, SVB Strategic Investors, LLC, is owned and controlled by Bancshares and has an ownership interest of 11.1%. The general partner of SVB Strategic Investors Fund II, LP, SVB Strategic Investors II, LLC, is owned and controlled by Bancshares and has an ownership interest of 14.4%. The limited partners of these funds do not have substantive participating rights. Therefore, SIF I and II are consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in the Company’s consolidated net income. The other limited partners share of any gains or losses is reflected in minority interest in net gains (losses) of consolidated affiliates and adjusts Bancshares’ consolidated net income to reflect its percentage ownership.

Investments held by Partners for Growth, LP and Gold Hill Venture Lending 03, LP are recorded at fair value using investment accounting rules. The investments consist principally of loans and stock in private companies that are not traded on a public market and are subject to restrictions on resale. These investments are carried at estimated fair value as determined by the general partner. The general partner of Partners for Growth, LP, Partners for Growth GP, LLC, is not owned or controlled by Bancshares. Bancshares has an ownership interest of 53.2% in Partners for Growth, LP and therefore, the fund is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in the Company’s consolidated net income. The portion of any gains or losses belonging to the other limited partners is reflected in minority interest in net gains (losses) of consolidated affiliates and adjusts Bancshares’ consolidated net income to its percentage ownership. Bancshares has a 90.7% ownership interest in the general partner of Gold Hill Venture Lending 03, LP, Gold Hill Venture Lending Partners 03, LLC. Bancshares and Gold Hill Venture Lending Partners 03, LLC have an ownership interest of 5.0% and 4.8%, respectively, in Gold Hill Venture Lending 03, LP. The limited partners of the fund have substantive participating rights, in that they have the ability to remove the general partner without cause. Therefore, Gold Hill Venture Lending 03, LP is not consolidated and Bancshares carries the investments in the fund at estimated fair value as determined by the general partner. Changes in the estimated fair value of the investment are recorded as investment gains or losses in the Company’s consolidated net income.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans

Loans are reported at the principal amount outstanding, net of unearned income. Unearned income reflects the net of both deferred loan origination and commitment fees and deferred loan origination costs. The net amount of unearned income is amortized into loan interest income over the contractual terms of the underlying loans and commitments using the interest method, adjusted for actual loan prepayment experience.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan losses charged to expense to provide for credit risk. The Company’s allowance for loan and lease losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is imprecise. The Company applies the following evaluation process to its loan portfolio to estimate the required allowance for loan and lease losses:

The Company maintains a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in its portfolio is assigned a credit risk rating. Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans, which have been charged off. This credit risk-rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. The Company’s policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. The Company’s review process evaluates the appropriateness of the credit risk rating and allocation of allowance for loan and lease losses, as well as other account management functions. In addition, the Company’s management receives and approves an analysis for all impaired loans, as defined by the SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The allowance for loan and lease losses is allocated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan or for individual impaired loans as determined by SFAS No. 114.

The Company’s evaluation process is designed to determine the adequacy of the allowance for loan and lease losses. The Company assesses the risk of losses inherent in the loan portfolio by utilizing modeling techniques. For this purpose the Company has developed a statistical model based on historical loan loss migration to estimate an appropriate allowance for outstanding loan balances. In addition, the Company applies a macro allocation to the results of the aforementioned model to ascertain the total allowance for loan and lease losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan and lease losses relies, to a great extent, on the judgment and experience of the Company’s management.

Allowance for Loan Loss Contingency

The Company reserves for the possibility of an unfunded loan commitment being funded and subsequently being charged off. Each quarter, every client’s unfunded credit obligation is allocated to a credit risk-rating category in accordance with the client’s credit risk rating. The Company uses the historical loan loss factors described above to calculate the possible loan loss experience if unfunded credit commitments are funded by the Company. Separately the Company uses historical trends to calculate a probability of an unfunded credit commitment being funded by the Company. The Company applies the

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loan funding probability factor to risk factor—adjusted unfunded commitments by credit risk rating to derive the reserve for unfunded loan commitments. The loan loss contingency reserve may also include certain macro allocations as deemed appropriate by the Company’s management.

Nonaccrual Loans

SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures” require the Company to measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement.

Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection); when the Company has determined, based upon currently known information, that the timely collection of principal or interest is doubtful; or when the loans otherwise become impaired under the provisions of SFAS No. 114.

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

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. The maximum estimated useful lives by asset classification are as follows:

Leasehold improvements	10 years
Furniture and equipment	3 years
Computer software	3 years
Computer hardware	3 years
Vehicles	3 years

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance to Statement of Position No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of developed software, purchased software licenses and implementation costs. Costs capitalized at December 31, 2004 and 2003, amounted to $4.4 million and $2.8 million, respectively. Depreciation expense was $3.9 million, $3.2 million and $3.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

For property and equipment that is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in noninterest

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense in consolidated net income. The Company had no capitalized lease obligations at December 31, 2004 and 2003.

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

Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. The value of goodwill is supported by the free cash flows from the acquired businesses. A decline in earnings as a result of a decline in mergers and acquisitions transaction volume or a decline in the valuations of mergers and acquisitions clients could lead to impairment, which would be recorded as a write-down in the Company’s consolidated net income.

On an annual basis or as circumstances dictate, the Company’s management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. The Company conducts its reviews of goodwill in accordance with the provisions of SFAS No. 142, which is based primarily on forecasted discounted cash flow analyses. The evaluation methodology for potential impairments is inherently complex and involves significant management judgment in the use of estimates and assumptions. The Company evaluates impairment using a two-step process. First, the Company compares the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then the Company compares the “implied” fair value, defined below, of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing goodwill down to the implied fair value.

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

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fee-based Services Revenue Recognition

Investment Banking Income

Revenues earned on mergers and acquisitions advisory services are recognized when SVB Alliant has fully completed its contractual and regulatory obligations related to its client service engagements.

Client Investment Income

Revenues related to client investment management fees are recognized as earned.

Income from Warrants

Unexercised warrant equity instruments in private companies are initially recorded at a nominal value on the Company’s consolidated balance sheets. They are carried at this value until they become marketable or expire.

Gains on warrant equity instruments that result from a portfolio company’s acquisition by a publicly traded company are marked to market when the acquisition occurs. The resulting gains are recognized into consolidated net income on that date, in accordance with Emerging Issues Task Force (EITF), Issue No. 91-5, “Nonmonetary Exchange of Cost-Method Investments.”

Unrealized gains on warrant equity instruments are recorded upon the establishment of a readily determinable fair value of the underlying security, as defined by SFAS No.115, “Accounting for Certain Investments in Debt and Equity Instruments,” and are excluded from consolidated net income and reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

Further fluctuations in the market value of these marketable equity instruments, prior to eventual sale, are also excluded from consolidated net income and are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. Gains or losses on warrant equity instruments are recorded in the Company’s consolidated net income in the period the underlying securities are sold to a third party.

Reimbursement of Out of Pocket Expenses

The Company receives reimbursement of out of pocket expenses related to lending and other products offered. The reimbursements of these expenses are included in noninterest income.

Income Taxes

The Company files a consolidated federal income tax return, and consolidated, combined, or separate state income tax returns as appropriate. The Company’s federal and state income tax provisions are based upon taxes payable for the current year as well as current year changes in deferred taxes related to temporary differences between the tax basis and financial statement balances of assets and liabilities. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, to account for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options be measured based on the intrinsic value of the stock option. SFAS No. 123 as amended by SFAS No. 148 requires those companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.”

The Company accounts for the cost of restricted stock and restricted stock units by amortizing the grant date fair value of such grants over their vesting period.

If compensation cost related to both the Company’s stock option awards to employees and directors and to the ESPP had been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income, basic earnings per share, and diluted earnings per share would have been the pro forma amounts shown below for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Net income as reported	$65,376	$11,977	$53,358
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(15,860)	(18,771)	(16,878)
Pro forma net income	$49,516	$(6,794)	$36,480
Earnings per common share—basic:
As reported	$1.86	$0.33	$1.21
Pro forma	$1.41	$(0.19)	$0.83
Earnings per common share—diluted:
As reported	$1.74	$0.32	$1.18
Pro forma	$1.35	$(0.19)	$0.84

Employee Benefit Plans

For restricted stock, unearned compensation equivalent to the market value of the Company’s common stock on the date of grant is charged to stockholder’s equity and amortized into noninterest expense over the vesting term.

Compensation expense related to the ESPP, used in determining the pro forma net income and basic and diluted earnings per share amounts, was equal to the difference between the fair value of the Company’s common stock when issued under the ESPP and the actual price paid by employees to acquire the common stock.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share

The Company calculates earnings (loss) per common share in accordance to Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (SFAS 128). SFAS 128 requires the presentation of basic earnings per share and diluted earnings per share for companies with potential common shares, such as warrants and options. Accordingly, basic earnings (loss) per common share is computed using the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per common share is computed using the weighted average number of common stock shares and potential common shares outstanding during the period. Potential common shares consist of contingently convertible debt (using the “treasury stock” method), and stock options. Common stock equivalent shares are excluded from the computation if the effect is antidilutive.

Segment Reporting

The Company is organized into four lines of banking and financial services for management reporting: Commercial Banking, SVB Capital, SVB Alliant, and Private Client Services and Other. These operating segments are strategic units that offer different services to different clients. They are managed separately because each segment appeals to different markets and, accordingly, requires different strategies. The results of operating segments are based on the Company’s internal profitability reporting process (see Note 24 Segment Reporting).

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amended and provided clarification on the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 was to be applied prospectively and was effective for contracts entered into or modified after June 30, 2003. This statement was applicable to existing contracts and new contracts entered into after June 30, 2003, if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of SFAS No. 149 has had no material impact on the Company’s results of operations or financial condition.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establishes accounting and reporting standards for derivative instruments, and requires that all derivative instruments be recorded on the balance sheet at fair value. Additionally, the accounting for changes in fair value depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and, if so, the nature of the hedging activity. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of a particular hedge, must be recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period, unless the derivative instrument meets the qualification for the short-cut treatment, as defined by SFAS No. 133 (see Note 15 Derivative Financial Instruments). For derivative instruments that are designated and qualify as a cash flow hedge, or for foreign exchange forward contracts that are designated and qualify as a cash flow hedge, changes in the fair value of the effective portion of the derivative instrument are recognized in other comprehensive income (OCI). These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

The Company does not enter into derivative financial instruments for trading purposes.

Financial Instruments with Characteristics of both Liabilities and Equity

The Company accounts for financial instruments with characteristics of both liability and equity according to the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150, issued by the FASB in May 2003, established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the Statement’s scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity or between the liabilities and equity sections of the statement of financial position. SFAS No. 150 requires financial instruments issued in the form of shares that are mandatorily redeemable (or embody an unconditional obligation requiring the issuer to redeem them by transferring their assets at a specified or determinable date or upon an event that is certain to occur) to be classified as liabilities. The statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective at the beginning of the first interim period beginning after June 15, 2003. It was implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement was not permitted.

The Company’s $40.0 million of “Company Mandatorily Redeemable trust preferred securities of Subsidiary Trust Holding Solely junior subordinated debentures,” or 8.25% trust preferred securities, were redeemed on December 1, 2003. Beginning July 1, 2003, under SFAS No. 150, the 8.25% trust preferred securities were classified under the liabilities section of the Consolidated Balance Sheet and 8.25% trust preferred securities distribution expense was classified under interest expense on the Consolidated Statements of Income. Prior to adoption of SFAS No. 150, these securities were classified between the liability and equity sections of the Company’s Consolidated Balance Sheets, and their related expense was classified as noninterest expense on the Company’s Consolidated Statements of Income, under the heading Trust preferred securities distributions.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” which is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments using a fair value method, and record such expense in its consolidated financial statements for interim or annual reporting periods beginning after June 15, 2005. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated results of operations, financial position, and statement of cash flows as such expense will now be reported in the Company’s consolidated financial statements rather than on a pro forma basis. However, the Company expects that the pro forma expense calculated under SFAS No. 123 (above) does approximate the expense that will be recognized under SFAS No. 123(R).

3.   Business Combinations

On October 1, 2002, the Company acquired substantially all of the assets of Woodside Asset Management, Inc., an investment advisor firm, which had approximately $200 million of client financial assets under management for 70 clients. The Company expected Woodside Asset Management, Inc. to enable it to expand its product offerings in the private banking. Additionally, as part of this acquisition, Silicon Valley Bancshares obtained the general partner interests in two limited partnerships, Taurus Growth Partners, LP, and Libra Partners, LP. The Company has less than a 1% ownership interest in each of these funds. The remaining ownership interest represents limited partners’ funds invested on their behalf by the general partner in certain fixed income and marketable equity securities. However, due to the Company’s ability to control the investing activities of these limited partnerships, the Company has consolidated the related results of operations and financial condition into its consolidated financial statements since the date of acquisition. The limited partners did not hold substantive participating rights. The financial assets of the Taurus and Libra funds were liquidated and distributed to their respective limited partners prior to December 31, 2004.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Earnings Per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for the years ended December 31, 2004, 2003, and 2002:

	Net Income	Weighted Average Shares	Per Share Amount
	(Dollar and shares in thousands, except per share amounts)
Year Ended December 31, 2004:
Income available to common stockholders—basic	$65,376	35,215	$1.86
Effect of dilutive securities:
Stock options, restricted stock and convertible debt	—	2,380
Income available to common stockholders and assumed conversions—diluted	$65,376	37,595	$1.74
Year Ended December 31, 2003:
Income available to common stockholders—basic	$11,977	36,109	$0.33
Effect of dilutive securities:
Stock options and restricted stock	—	1,212
Income available to common stockholders and assumed conversions—diluted	$11,977	37,321	$0.32
Year Ended December 31, 2002:
Income available to common stockholders—basic	$53,358	44,000	$1.21
Effect of dilutive securities:
Stock options and restricted stock	—	1,080
Income available to common stockholders and assumed conversions—diluted	$53,358	45,080	$1.18

5.   Restrictions on Cash Balances

The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The minimum required reserve amounts were $11.4 million and $3.8 million at December 31, 2004 and 2003, respectively. The average required reserve balance totaled $13.9 million in 2004 and $7.6 million in 2003.

6.   Securities Purchased under Agreement to Resell

Securities purchased under agreement to resell at December 31, 2004 consisted of U.S. Treasury securities, U.S. agency securities, private label mortgage-backed securities, which are rated A or better, and commercial paper rated not less than A1, P1 or F1. Securities purchased under agreement to resell totaled $150.4 million and $540.6 million at December 31, 2004 and 2003, respectively, and averaged $395.3 million and $355.3 million in 2004 and 2003, respectively. The maximum amount outstanding at any month-end during 2004 and 2003 was $698.2 million and $548.3 million, respectively.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Investment Securities

The following tables detail the major components of the Company’s investment securities portfolio at December 31, 2004 and 2003.

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$30,013	$—	$(247)	$29,766
U.S. agencies and corporations:
Collateralized mortgage obligations	814,571	3,133	(3,785)	813,919
Mortgage-backed securities	592,282	4,372	(2,212)	594,442
Discount notes and bonds	280,611	200	(2,480)	278,331
Asset-backed securities	101,691	32	(727)	100,996
Obligations of states and political subdivisions	93,734	4,303	—	98,037
Commercial paper and other debt securities	92,723	—	(150)	92,573
Money market mutual funds	98,548	—	—	98,548
Warrant securities	122	5,550	—	5,672
Total available-for-sale securities	2,104,295	17,590	(9,601)	2,112,284
Marketable securities (investment company accounting)(2)				480
Non-marketable securities (investment company accounting):
Venture capital fund investments(3)				52,547
Other private equity investments(4)				15,720
Other investments(5)				13,635
Non-marketable securities (cost basis accounting):
Venture capital fund investments				25,400
Tax credit funds				14,070
Federal Home Loan Bank stock(6)				12,798
Federal Reserve Bank stock(6)				7,967
Other private equity investments				3,306
Total investment securities				$2,258,207

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$31,033	$120	$—	$31,153
U.S. agencies and corporations:
Collateralized mortgage obligations	612,210	3,942	(4,767)	611,385
Mortgage-backed securities	294,156	4,312	(1,974)	296,494
Discount notes and bonds	285,158	999	(728)	285,429
Asset-backed securities	37,501	220	(26)	37,695
Obligations of states and political subdivisions	143,185	7,686	—	150,871
Commercial paper and other debt securities	27,778	13	(800)	26,991
Money market mutual funds	23,079	—	—	23,079
Warrant securities	165	7,511	—	7,676
Venture capital fund investments	8	—	—	8
Other equity investments(1)	8,004	598	—	8,602
Total available-for-sale securities	$1,462,277	$25,401	$(8,295)	1,479,383
Non-marketable securities (investment company accounting):
Venture capital fund investments(3)				30,149
Other private equity investments(4)				10,097
Other investments(5)				—
Non-marketable securities (cost basis accounting):
Venture capital fund investments				25,196
Tax credit funds				16,551
Federal Home Loan Bank stock(6)				3,009
Federal Reserve Bank stock(6)				7,467
Other private equity investments				3,582
Total investment securities				$1,575,434

(1)    Available-for-sale other private equity investments included $0 million and $8.6 million related to investments owned by two consolidated limited partnerships, Taurus Growth Partners, LP and Libra Partners, LP as of December 31, 2004 and 2003, respectively. The Taurus Growth Partners, LP and Libra Partners, LP funds were liquidated and the funds were fully distributed in December 2004. The Company had a controlling ownership interest of less than 1% in the funds.

(2)    Marketable equity securities (investment company accounting) included $0.5 million related to Silicon Valley BancVentures, LP, at December 31, 2004. The Company has a controlling interest of 10.7% in the fund. Excluding the minority interest-owned portion of Silicon Valley BancVentures, LP, the Company has marketable equity securities (investment company accounting) of $0.1 million as of December 31, 2004.

(3)    Non-marketable venture capital fund investments (investment company accounting) included $45.3 million and $30.1 million related to the Company’s fund of funds, SVB Strategic Investors Fund, LP, as of December 31, 2004 and 2003, respectively. The Company has a controlling ownership interest of 11.1% in the fund. It also included $7.3 million and $0.0 million to SVB Strategic Investors Fund II, LP at December 31, 2004 and 2003, respectively. Excluding the minority interest owned portion of these funds, the Company has non-marketable venture capital fund investments (investment company accounting) of $6.1 million and $3.3 million as of December 31, 2004, and 2003, respectively.

(4)    Non-marketable other private equity investments (investment company accounting) included $15.7 million and $10.1 million related to the Company’s venture capital fund, Silicon Valley BancVentures, LP, as of December 31, 2004, and 2003, respectively. The Company has a controlling ownership interest of 10.7% in the fund. Excluding the minority interest-owned portion of Silicon Valley BancVentures, LP, the Company has non-marketable other private equity investments (investment company accounting) of $1.7 million and $1.1 million as of December 31, 2004, and 2003, respectively.

(5)    Non-marketable other investments (investment company accounting) included $9.0 million related to Partners for Growth, LP, at December 31, 2004. The Company has a majority ownership interest of 53.2% in the fund. It also included $2.4 million and $2.3 million related to Gold Hill Venture Lending Partners 03, LLC and Gold Hill Venture Lending 03, LP, respectively, as of December 31, 2004. The Company has a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC Excluding the minority interest-owned portion of Partners for Growth, LP and Gold Hill Venture Lending Partners 03, LLC, the Company has non-marketable other investments (investment company accounting) of $9.2 million as of December 31, 2004.

(6)    Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock are restricted, as we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table breaks out the Company’s unrealized losses on its investment securities portfolio into less than 12 months or 12 months or longer as of December 31, 2004:

	December 31, 2004
	Less than twelve months		Twelve months or longer		Total
	Fair Value	Unrealized Losses	Fair Value(1)	Unrealized Losses(1)	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. treasury securities	$29,766	$(247)	$—	$—	$29,766	$(247)
U.S. agencies and corporations:
Collateralized mortgage obligations	392,633	(3,037)	21,628	(748)	414,261	(3,785)
Mortgage-backed securities	115,115	(570)	69,537	(1,642)	184,652	(2,212)
Discount notes and bonds	213,251	(2,480)	—	—	213,251	(2,480)
Asset-backed securities	91,027	(727)	—	—	91,027	(727)
Commercial paper and other debt securities	—	—	9,850	(150)	9,850	(150)
Total temporarily impaired securities	$841,792	$(7,061)	$101,015	$(2,540)	$942,807	$(9,601)

(1)   As of December 31, 2004, the Company identified ten investments totaling $101.0 million that had unrealized losses of $(2.5) million for a period of greater than twelve months. Of the ten investments, $69.5 million related to six securities classified as mortgaged-backed securities. These securities were originally purchased as early as June 2003 and had unrealized losses of approximately $(1.6) million in 2004. Since the unrealized losses were due solely to market interest rate movements, the securities were deemed to be temporarily impaired. There were investments of $21.6 million, which related to two securities classified as collateralized mortgage obligation. They were originally purchased as early as June 2002, and had unrealized losses of approximately $(0.7) million in 2004, also due solely to market interest rate movements, so they too were deemed to be temporarily impaired. The two remaining securities totaled $9.9 million and had unrealized losses of $(0.2) million in 2004. These are auction rate preferred securities and are classified as commercial paper and other debt securities. The unrealized losses were the result of a credit downgrade from A1 to Baa2, effective June 25, 2002. The securities continue to be investment grade and the Company has deemed the impairment as temporary. Market valuations and impairment analysis on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables present the carrying value of the Company’s non-marketable venture capital and other private equity investments at and for the years ended December 31, 2004 and 2003:

	Consolidated as of December 31, 2004
	Venture Capital Funds		Other Private Equity
(Dollars in thousands)	Wholly owned Fund Investments	Funds of Funds	Wholly owned Equity Investments	Co-Investment Fund	Venture Debt Funds	Total

Commitments by investors to consolidated funds	$—	$225,800	$—	$56,100	$47,000	$328,900
Commitments to investments	61,003	165,925	16,008	24,945	37,431	305,312
Commitments funded	45,109	71,170	16,008	24,945	15,830	173,062
Inception to date distributions	50,733	6,007	9,212	5,009	—	70,961
Current cost of investments:
Marketable	—	—	—	514	7	521
Non-marketable	25,400	67,455	1,834	19,164	15,854	129,707
Total current cost of investments	25,400	67,455	1,834	19,678	15,861	130,228
Carrying value:
Marketable	—	—	—	473	7	480
Non-marketable	25,400	52,547	1,834	15,720	13,635	109,136
Total carrying value of investments	25,401	52,547	1,834	16,193	13,642	109,616
Year-to-date net investment (losses) gains	(1,690)	1,906	556	2,186	(125)	2,833

	The Company’s ownership interest as of December 31, 2004
	Venture Capital Funds		Other Private Equity
(Dollars in thousands)	Wholly owned Fund Investments	Managed Fund of Funds	Wholly owned Equity Investments	Managed Venture Capital Fund	Venture Debt Funds	Total

Commitments to investments	$61,003	$28,500	$16,008	$6,000	$45,000	$156,511
Current cost of investments	25,400	7,728	1,834	2,105	10,468	47,535
Carrying value	25,401	6,067	1,834	1,732	9,220	44,254
Year-to-date net investment (losses) gains	(1,690)	185	556	267	(119)	(801)

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Consolidated as of December 31, 2003
	Venture Capital Funds		Other Private Equity
(Dollars in thousands)	Wholly owned Fund Investments	Fund of Funds	Wholly owned Equity Investments	Co-Investment Fund	Total

Commitments by investors to consolidated funds	$—	$121,800	$—	$56,100	$177,900
Commitments to investments	72,004	101,763	15,668	17,921	207,356
Commitments funded	40,321	46,083	15,668	17,921	119,993
Inception to date distributions	47,982	1,819	6,568	1,895	58,264
Current cost of investments:
Marketable	8	—	—	—	8
Non-marketable	25,054	44,257	3,583	15,262	88,156
Total cost of investments:	25,062	44,257	3,583	15,262	88,164
Carrying value:
Marketable	8	—	—	—	8
Non-marketable	25,196	30,149	3,583	10,096	69,024
Total carrying value of investments:	25,204	30,149	3,583	10,096	69,032
Year-to-date net investment (losses) gains	(2,648)	(4,425)	586	(1,739)	(8,226)

	The Company’s ownership interest as of December 31, 2003
	Venture Capital Funds		Other Private Equity
(Dollars in thousands)	Wholly owned Fund Investments	Managed Fund of Funds	Wholly owned Equity Investments	Managed Venture Capital Fund	Total

Commitments to investments	$72,004	$13,500	$15,668	$6,000	$107,172
Current cost of investments	40,321	5,400	15,668	2,520	63,909
Carrying value	25,196	3,342	3,583	1,080	33,201
Year-to-date net investment (losses) gains	(2,648)	(490)	586	(186)	(2,738)

The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2004, except for auction rate securities that use the next reset date as the maturity date. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities and collateralized mortgage obligations as contractual maturities are typically 15 to 30 years whereas, expected average lives of these securities are significantly shorter and vary based upon structure. Warrant securities, venture capital fund investments, other private equity investments, Federal Reserve Bank stock, Federal Home Loan Bank stock, and tax credit funds are included in the table below as maturing after 10 years.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Securities—Remaining Contractual Principal Maturities Table:

	December 31, 2004
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
U.S. Treasury securities	$29,766	2.76%	$19,860	2.66%	$9,906	2.97%	$—	—%	$—	—%
U.S. agencies and corporations:
Collateralized mortgage obligations	813,919	4.54	—	—	619	6.33	—	—	813,300	4.54
Mortgage-backed securities	594,442	4.89	—	—	1,009	5.70	—	—	593,433	4.89
Discount notes and bonds	278,331	3.90	9,962	2.93	208,194	3.71	60,175	4.70	—	—
Asset-backed securities	100,996	3.13	—	—	49,691	3.07	51,305	3.18	—	—
Obligations of states and political subdivisions	98,037	4.25	11,669	3.31	77,016	4.24	9,352	5.60	—	—
Commercial paper and other debt securities	92,573	2.08	92,573	2.08	—	—	—	—	—	—
Money market mutual funds	98,548	1.84	98,548	1.84	—	—	—	—	—	—
Federal Reserve Bank Stock, Federal Home Loan Bank stock, and tax credit funds	34,835	—	—	—	—	—	—	—	34,835	—
Warrant securities	5,672	—	—	—	—	—	—	—	5,672	—
Marketable securities	480								480
Venture capital fund investments	77,947	—	—	—	—	—	—	—	77,947	—
Other private equity investments	19,026	—	—	—	—	—	—	—	19,026	—
Other investments.	13,635								13,635
Total	$2,258,207	4.20%	$232,612	2.13%	$346,435	3.73%	$120,832	4.13%	$1,558,328	4.69%

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment securities with a fair value of $123.0 million and $122.6 million at December 31, 2004 and 2003, respectively, were pledged to secure certain public deposits and a line of credit at the Federal Reserve Bank of San Francisco discount window. For further information, see Note 12. Borrowings.

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities, excluding warrant gains, for the years ended December 31, 2004, 2003, and 2002.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Gross gains on investment securities:
Available-for-sale securities, at fair value	$2,738	$(147)	$—
Marketable securities (investment company accounting)	—	—	—
Non-marketable securities (investment company accounting):
Venture capital fund investments	5,568	1,541	44
Other private equity investments	3,163	2,324	581
Other investments	7	12	—
Non-marketable securities (cost basis accounting):
Venture capital fund investments	1,282	154	275
Other private equity investments	873	2,025	42
Total gross gains on investment securities	13,631	5,909	942
Gross losses on investment securities:
Non-marketable securities (investment company accounting):
Venture capital fund investments	(3,655)	(5,966)	(5,761)
Other private equity investments	(977)	(4,063)	(1,315)
Other investments	(48)	(40)	(40)
Non-marketable securities (cost basis accounting):
Venture capital fund investments	(3,063)	(2,802)	(1,526)
Other private equity investments	(317)	(1,440)	(2,125)
Total gross losses on investment securities	(8,060)	(14,311)	(10,767)
Net gains/(losses) on investment securities	$5,571	$(8,402)	$(9,825)

Warrant gains totaled $9.2 million, $7.5 million, and $1.7 million in for the years ended December 31, 2004, 2003, and 2002, respectively.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Loans and Allowance for Loan and Lease Losses

The detailed composition of loans, net of unearned income of $14.4 million and $12.3 million at December 31, 2004 and 2003, respectively, is presented in the following table:

	December 31,
	2004	2003
	(Dollars in thousands)
Core commercial	$1,378,133	$1,340,745
Asset-based lending	327,796	198,056
Accounts receivable factoring	224,897	165,185
Total commercial loans	1,930,826	1,703,986
Vineyard development	80,960	50,118
Commercial real estate	18,562	12,204
Total real estate construction	99,522	62,322
Real estate term—consumer	27,124	19,213
Real estate term—commercial	16,720	12,902
Total real estate term	43,844	32,115
Consumer and other	237,951	190,806
Total loans, net of unearned income	$2,312,143	$1,989,229

The Company’s loan classifications for financial reporting purposes differ from those for regulatory reporting purposes. Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Loans are classified for regulatory reporting purposes based upon the type of collateral securing the loans.

A substantial percentage of the Company’s loans are commercial in nature, and such loans are generally made to emerging-growth or corporate technology companies in a variety of industries. As of December 31, 2004, the Company’s software tools and applications industry subsector represented 16.1% of total gross loans, the premium wine industry sector represented 14.2% of total gross loans, the venture capital industry subsector represented 13.2% of total gross loans, and the private client services sector represented 11.2% of total gross loans. No other industry sector represented more than 10.0% of total gross loans at December 31, 2004.

The activity in the allowance for loan and lease losses for the years ended December 31, 2004, 2003, and 2002, is summarized below:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$49,862	$58,366	$56,903
Provision for loan losses	(9,901)	(8,727)	7,220
Loans charged off	(16,584)	(20,140)	(27,932)
Recoveries	14,236	20,363	22,175
Balance at end of year	$37,613	$49,862	$58,366

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $14.3 million and $12.4 million at December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, nonaccrual loans represented all impaired loans.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allocations of the allowance for loan and lease losses related to impaired loans totaled $4.2 million and $3.1 million at December 31, 2004 and 2003, respectively. Average impaired loans for the years ended December 31, 2004, 2003 and 2002, totaled $15.0 million, $15.6 million, and $19.6 million, respectively. If these loans had not been impaired, $1.1 million, $1.0 million, and $1.3 million in interest income would have been realized during the years ended December 31, 2004, 2003 and 2002, respectively. The Company realized no interest income on such impaired loans for the years ended December 31, 2004, 2003 and 2002.

9.   Premises and Equipment

Premises and equipment at December 31, 2004 and 2003, consist of the following:

	December 31,
	2004	2003
	(Dollars in thousands)
Cost:
Computer software	$19,581	$15,162
Leasehold improvements	18,145	17,716
Computer hardware	10,174	7,807
Furniture and equipment	5,172	3,966
Total cost	53,072	44,651
Accumulated depreciation and amortization	(38,121)	(29,652)
Premises and equipment-net	$14,951	$14,999

10.   Goodwill

Goodwill totaled $35.6 million and $37.5 million at December 31, 2004 and 2003, respectively. All of the Company’s goodwill at December 31, 2004, pertained to the acquisition of SVB Alliant (Alliant Partners).

SVB Alliant

During the second quarter of 2004, the Company conducted its annual impairment review of SVB Alliant (formerly Alliant Partners) in accordance with the provisions of SFAS No. 142, based primarily on forecasted discounted cash flow analyses. The Company also conducted an impairment review during the fourth quarter in accordance with the provisions of SFAS No. 142. In both instances, the valuation analysis of SVB Alliant indicated no further impairment beyond that already identified and recorded.

During the second quarter of 2003, the Company conducted its annual impairment review of SVB Alliant, which elicited an indication of possible impairment. Despite an increase in revenues during the second quarter of 2003 compared to the first quarter of 2003, SVB Alliant failed to achieve the revenues projected by the financial model used to value SVB Alliant in connection with its original acquisition by the Company. In response to these indications, the Company engaged an internationally reputable business consulting firm to assist the Company in a valuation of SVB Alliant, in compliance with the requirements of SFAS No. 142. Based on this valuation, the Company recorded an impairment charge of $17.0 million during the second quarter of 2003.

During the fourth quarter of 2003, it became apparent that the operating results of SVB Alliant during the second half of 2003 were substantially below the performance forecasted in connection with the second quarter analysis, primarily due to decreased fees associated with weak initial public offering (IPO) and mergers and acquisitions environments. The Company engaged the same business-consulting firm that

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assisted it with its annual impairment review during the second quarter of 2003 to assist it in conducting a valuation of SVB Alliant, in compliance with the requirements of SFAS No. 142. Based on this valuation, the Company recorded an impairment charge of $46.0 million during the fourth quarter of 2003. The total impairment charge for 2003 was $63.0 million.

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

11.   Deposits

The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $286.7 million and $333.6 million at December 31, 2004 and 2003, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $1.7 million, $3.2 million, and $6.7 million for years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, time deposit accounts, individually exceeding $100,000 totaling $281.8 million were scheduled to mature within one year.

12.   Borrowings

The following table represents outstanding borrowings at December 31, 2004, 2003 and 2002:

		Years Ended December 31,
	Maturity	2004	2003	2002
		(Dollars in thousands)
0% Short-term borrowings(1)	September 28, 2003	$—	$—	$9,127
0% Short-term borrowings(1)	September 28, 2004	—	9,124	—
0% Short-term borrowings(1)	September 28, 2005	9,120	—	—
Revolving line of credit—Partners for Growth	Due on Demand	700	—	—
0% Long-term note payable(1)	September 28, 2004	—	—	8,844
0% Long-term note payable(1)	September 28, 2005	—	8,837	8,553
Total other borrowings		$9,820	$17,961	$26,524
Contingently convertible debt	June 15, 2008	146,740	145,797	—
Junior subordinated debentures	October 30, 2033	49,421	49,652	—

(1)    Relates to the acquisition of SVB Alliant (Alliant Partners) in 2001 and were payable to the former owners, who have been employed by the Company. These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.

Interest expense related to borrowings was $3.0 million, $4.4 million, and $1.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. Weighted average interest rate associated to the Company’s short-term borrowings outstanding for the years ended December 31, 2004, 2003, and 2002 was 1.4%, 3.1%, and 2.9%, respectively. See Note 3 Business Combinations and Note 19 Related Parties.

On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities Act and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of the Company’s common stock. This represents 4,460,410 shares of the Company’s common stock. On August 14, 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission, with respect to the resale of the notes and the common stock issuable upon the conversion of the notes. The fair value of the convertible subordinated notes at December 31, 2004, was $205.9 million, based on quoted market prices. The Company intends to settle the principal amount of $150.0 million (accreted value) in cash. The notes were convertible during the year ended December 31, 2004, due to the share price of $37.17 on September 30, 2004, exceeding their conversion price. The Company is unaware of any note holders exercising their conversion option. The potential dilutive effect of this contingently convertible debt using the treasury stock method was 425,096 shares as of December 31, 2004, and was included in the calculation of earnings per share for the year ended December 31, 2004, in accordance with the decreased EPS by $0.17 per diluted common share, or 10 percent for 2004.

Concurrent with the issuance of the convertible notes, the Company entered into a convertible note hedge at a cost of $39.3 million and a warrant transaction providing proceeds of $17.4 million with respect to its common stock, with the objective of decreasing its exposure to potential dilution from conversion of the notes. The terms and conditions of the convertible note hedge are disclosed in Note 15. Derivative Financial Instruments. The cost of the convertible note hedge and the proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under the warrant agreement, the Counterparty may purchase up to approximately 4,460,410 shares of the Company’s common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008.

7.0% Junior Subordinated Debentures

On October 30, 2003, the Company issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. The junior subordinated debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent that the Company redeems any debentures earlier. The Company may redeem the debentures prior to maturity in whole or in part, at its option, at any time on or after October 30, 2008. In addition, the Company may redeem the debentures, in whole but not in part, prior to October 30, 2008, upon the occurrence of certain events. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033 (see Note 15. Derivative Financial Instruments). The fair value of the 7.0% junior subordinated debentures is included in Note 21. Fair Value of Financial Instruments. The Company has guaranteed the trust preferred securities issued by SVB Capital II (see Note 14. Commitments and Contingencies).

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available Lines of Credit.

The Company currently has available federal funds for $304.0 million, all of which are unused at December 31, 2004.

13.   Trust Preferred Securities

8.25% Fixed Rate Trust Preferred Securities

In May 1998, the Company issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. At the time of redemption, the remaining unamortized issuance costs of $1.3 million related to the trust preferred securities were expensed. The Company completed the early redemption of the 8.25% trust preferred securities December 1, 2003. The trust was a wholly owned consolidated subsidiary of the Company, and its sole assets were the junior subordinated deferrable interest debentures. Distributions were cumulative and were payable quarterly at a rate of 8.25% per annum of the stated liquidation amount of $25 per preferred security. The obligations of the trust were fully and unconditionally guaranteed, on a subordinated basis, by the Company.

On June 3, 2002, the Company entered into an interest rate swap, which hedged against the risk of changes in fair values associated with the Company’s $40.0 million, 8.25% fixed rate, trust preferred securities. This agreement provided income of $1.0 million and $1.1 million in 2003 and 2002, respectively. The swap was terminated on June 23, 2003. For further information, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 15. Derivative Financial Instruments.

Also see Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies, for the impact of adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

14.   Commitments and Contingencies

Operating Leases

The Company is obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2014, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases as of December 31, 2004:

Years Ended December 31, (Dollars in thousands):
2005	$10,578
2006	9,298
2007	8,388
2008	7,129
2009	5,490
2010 and thereafter	16,252
Total	$57,135
Less income from subleases	(594)
Net minimum operating lease payments	$56,541

Rent expense for premises leased under operating leases totaled $11.1 million, $11.0 million, and $13.7 million for the years ended December 31, 2004, 2003, and 2002, respectively. In 2002, the Company

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exited leased premises, located in Santa Clara, California, approximating 18,000 square feet. The lease on the building will expire in August 2005. Management determined that the premises would have no future economic value to the Company’s operations, except for any potential future sub-lease arrangement. Therefore, during 2002, the Company incurred charge-offs of approximately $2.5 million related to the exit of these premises.

SVB Capital II Trust preferred securities

In October, 2003, SVB Capital II issued $50.0 million in 7.0% trust preferred securities that Silicon Valley Bancshares has fully and unconditionally guaranteed, based on its combined obligations under a guarantee agreement, a trust agreement, an expense agreement, a junior subordinated indenture and the debentures issued under the junior subordinated indenture. SVB Capital II will redeem the trust preferred securities on October 15, 2033, and may redeem them earlier, subject to prior approval by the Board of Governors of the Federal Reserve System, if then required by the capital rules of the Federal Reserve Board.

Silicon Valley Bancshares entered into the guarantee agreement concurrently with the issuance of the trust preferred securities for the benefit of the holders of the trust preferred securities. Wilmington Trust Company acts as guarantee trustee under the guarantee agreement for the purposes of compliance with the Trust Indenture Act, and the guarantee is qualified as an indenture under the Trust Indenture Act. The guarantee trustee will hold the guarantee for the benefit of the holders of the trust preferred securities.

Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company or its affiliates. Based upon information available to the Company, its review of such claims to date and consultation with its outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on the Company’s liquidity, consolidated financial position, or results of operations.

15.   Derivative Financial Instruments

Derivative instruments that the Company uses as a part of its interest rate risk management may include interest rate swaps, caps and floors, and forward contracts. On October 30, 2003, the Company entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair values associated with the majority of the Company’s 7.0% fixed rate, junior subordinated debentures. For information on the Company’s junior subordinated debentures, see Note 12. Borrowings.

The terms of this fair value hedge agreement provide for a swap of the Company’s 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. Because the swap meets the criteria for the short-cut treatment, the benefit or expense is recorded in the period incurred. This derivative agreement provided income of $2.2 million in 2004. The swap agreement mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime after October 30, 2008. The Company assumes no ineffectiveness as the swap agreement meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the swap are offset by changes in the fair value of the junior subordinated debentures, and no net gain or loss is recognized in earnings. Changes in the fair value of the derivative agreement and

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the junior subordinated debentures are primarily dependent on changes in market interest rates. The derivative instrument had a fair value of $0.1 million, which was recorded in other assets at December 31, 2004.

On May 15, 2003, the Company entered into a convertible note hedge agreement (purchased call option) with a Counterparty with respect to its common stock, to limit its exposure to potential dilution from conversion of the Company’s $150.0 million principal amount of zero coupon convertible notes. For information on the Company’s $150.0 million principal amount of zero coupon convertible notes, see Note 12. Borrowings. Upon the occurrence of conversion events, the Company has the right to purchase up to approximately 4,460,410 of its common stock from the Counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. The Company has the option to settle any amounts due under the convertible hedge either in cash or net shares of its common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

On June 3, 2002, the Company entered into an interest swap agreement with a notional amount of $40.0 million. The swap was terminated effective June 23, 2003. This agreement hedged against the risk of changes in fair value associated with the Company’s $40.0 million, 8.25% fixed rate, trust preferred securities. The 8.25% trust preferred securities were redeemed in December 2003. This derivative agreement provided a benefit of $1.0 million and $1.1 million for the years ended December 31, 2003 and 2002, respectively.

For the Company’s foreign exchange contracts and foreign currency option contracts, see Note 20. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments.

16.   Common Stock Repurchases

$160.0 million share repurchase program authorized by the Company’s board of directors, effective May 7, 2003

On May 7, 2003, the Company announced that its board of directors authorized a stock repurchase program of up to $160.0 million. This program became effective immediately and replaced previously announced stock repurchase programs. Under this program, the Company repurchased in aggregate 0.3 million shares of common stock totaling $12.6 million in 2004. In 2003, the Company repurchased in aggregate 4.5 million shares of common stock totaling $113.2 million. On May 20, 2003, the Company purchased 1.3 million shares of common stock for approximately $33.4 million in conjunction with the Company’s convertible note offering. Additionally, during the three months ended June 30, 2003, the Company entered into an accelerated stock repurchase (ASR) agreement for 3.2 million shares at an initial price of $79.9 million. The Company completed its settlement obligations under this ASR agreement in the third quarter of 2003.

The approximate value of shares that may still be repurchased under this program totaled $34.2 million as of December 31, 2004.

$100.0 million share repurchase program authorized by the Company’s board of directors on September 16, 2002

From its inception through its termination on May 7, 2003, the Company repurchased 5.2 million shares of common stock totaling $94.3 million in conjunction with the $100.0 million share repurchase program. Under this program, the Company had repurchased 3.3 million shares of common stock totaling

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$59.7 million for the year ended December 31, 2002. A portion of the shares repurchased under this program was completed under an ASR agreement.

$50.0 million share repurchase program authorized by the Company’s board of directors on March 21, 2002

For the year ended December 31, 2002, the Company repurchased 2.3 million shares of common stock totaling $50.2 million in conjunction with this program.

Accelerated Stock Repurchase Agreements

In May 2003, January 2003, and November 2002, the Company entered into ASR agreements to facilitate the repurchase of shares of its common stock. As of December 31, 2003, the Company had completed all of its settlement obligations under these ASR agreements. The Company repurchased 3.2 million, 1.7 million, and 2.3 million shares of its common stock from the counterparties for $79.9 million, $29.9 million, and $40.0 million under the ASR agreements of May 2003, January 2003, and November 2002, respectively. Each of these agreements had five-year terms. During the term of the ASR agreements, the Company had an obligation to sell shares to the Counterparty equal to the number of shares the Company purchased from them at the outset of the agreement. The Company had the option to fulfill its obligation either by buying shares in the open market and selling those shares to the Counterparty at forward prices specified in the agreement or by issuing new shares and remitting them to the Counterparty in exchange for the forward price. The forward price was based on a formula that began with the price of the initial purchase and was adjusted for fees and commissions and the length of time from the initial purchase to when shares were sold or delivered to the Counterparty. The Company had complete discretion as to the timing and number of shares that the Company sold to the Counterparty subject to a cumulative minimum of 20.0% by the end of each year of the agreement. Under the ASR agreements, if the Company was required to pay the Counterparty and elected to settle its obligation in shares, the number of shares to be issued by the Company was capped.

The Company accounted for initial payment under the ASR agreements as a purchase of treasury stock, and the Company subsequently retired those shares. Prior to June 15, 2003, the effective date of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” the Company accounted for ASR agreements under the EITF No. 99-7, “Accounting for an Accelerated Share Repurchase Program.” EITF No. 99-7 provided that an entity should account for an accelerated stock repurchase program as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to its own common stock. The forward contract was to be accounted for in accordance with the provisions of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” As of December 31, 2004, the Company had fulfilled all its obligations under the ASR agreements in accordance with the provisions of SFAS No. 150.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2004, 2003 and 2002, consisted of the following. The amount of current taxes receivable was $2,114,806 as at December 31, 2004 and $3,492,696 as at December 31, 2003.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Current provision:
Federal	$24,183	$14,279	$17,746
State	9,162	5,599	7,286
Deferred expense (benefit):
Federal	4,837	(13,160)	4,407
State	1,559	(3,526)	(2,720)
Income tax expense	$39,741	$3,192	$26,719

The reconciliation between the federal statutory income tax rate and the Company’s effective income tax rate for the years ended December 31, 2004, 2003, and 2002, were as follows:

	Years Ended December 31,
	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
Meals and entertainment	0.7	4.4	0.8
State income taxes, net of the federal tax effect	6.6	8.9	3.7
Tax-exempt interest income	(1.7)	(14.2)	(2.9)
Low-income housing tax credit	(2.0)	(13.4)	(2.7)
Other-net	(0.8)	0.3	(0.5)
Effective income tax rate	37.8%	21.0%	33.4%

Deferred tax assets (liabilities) at December 31, 2004 and 2003, consisted of the following:

	December 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and lease losses	$22,019	$26,223
Other accruals not currently deductible	7,298	6,186
State income taxes	1,738	1,271
Depreciation and amortization	22,527	24,088
Investments	3,717	3,773
Deferred tax assets	57,299	61,541
Deferred tax liabilities:
Losses from pass-through entities	(3,614)	(1,645)
Other deferred tax liabilities	(908)	(722)
Net unrealized gains on available-for-sale investment securities	(3,221)	(5,276)
Deferred tax liabilities	(7,743)	(7,643)
Net deferred tax assets	$49,556	$53,898

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company believes a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

18.   Employee Benefit Plans

The Company has the following employee benefit plans:

•       Equity Incentive Plans

•       Incentive Compensation Plan (ICP)

•       Direct Drive Incentive Compensation Plan

•       Silicon Valley Bank 401(k) and Employee Stock Ownership Plan

•       Employee Stock Purchase Plan (ESPP)

•       Employee Home Ownership Plan (EHOP)

•       SVB Qualified Investors Fund LLC

•       Deferred Compensation Plan

Equity Incentive Plans

Each of the Company’s active stock option plans has been approved by its stockholders. The Company’s 1997 Equity Incentive Plan (the 1997 Plan), provides for the grant of incentive stock options to employees and nonstatutory stock options, stock appreciation rights, restricted stock purchase awards, stock bonuses, and restricted stock units (collectively Stock Awards) to employees, directors and consultants The 1997 Plan provides a means by which selected employees and directors of, and consultants to, the Company and its affiliates, may be given an opportunity to purchase common stock of the Company or receive cash based on stock appreciation. The Company, by means of the 1997 Plan, seeks to retain the services of persons who are now employees and directors of, or consultants to, the Company or its affiliates; to secure and retain the services of new employees, directors, and consultants; and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates.

The table below provides stock option information related to the 1989 Stock Option Plan and the 1997 Plan for the years ended December 31, 2004, 2003, and 2002:

	Years Ended December 31,
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6,659,967	$24.58	6,234,638	$22.63	5,174,741	$20.80
Granted	1,326,899	37.28	1,780,162	29.11	2,147,709	24.73
Exercised	(981,455)	20.98	(728,277)	15.56	(562,982)	11.90
Forfeited	(358,651)	28.95	(626,556)	27.13	(524,830)	26.49
Outstanding at end of year	6,646,760	$27.40	6,659,967	$24.58	6,234,638	$22.63
Exercisable at end of year	3,170,309	$23.54	2,764,034	$21.18	2,184,186	$19.05

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information regarding stock options outstanding as of December 31, 2004:

			Outstanding Options			Vested Options
Ranges of Exercise Prices			Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 8.25	-	$15.15	724,456	3.56	$10.78	685,960	$10.53
16.50	-	22.50	877,022	7.24	19.03	412,520	18.91
22.97	-	25.17	1,228,276	4.38	24.50	676,645	24.04
25.29	-	26.06	752,580	6.50	26.01	527,687	26.02
26.24	-	31.29	799,627	6.91	30.52	425,411	30.40
31.40	-	35.04	212,158	5.59	33.17	157,543	33.10
35.26	-	35.26	688,239	3.84	35.26	168,543	35.26
35.54	-	36.25	667,272	6.24	35.56	15,250	36.17
36.28	-	49.50	674,130	6.58	40.55	77,750	48.26
51.69	-	58.25	23,000	5.73	53.12	23,000	53.12
$ 8.25	-	$58.25	6,646,760	5.61	$27.41	3,170,309	$23.54

At December 31, 2004, options for 1,449,778 shares were available for future grant under the 1997 Plan. The Company’s 1989 stock option plan expired in 1999. No future grants will be made under the 1989 Plan.

The 1997 Plan provides for the granting of shares of the Company’s common stock to directors, employees, and consultants. Shares granted under this plan may be subject to certain vesting requirements and resale restrictions (“restricted stock”). For the years ended December 31, 2004 and 2003, the Company issued 156,025 shares of restricted stock at a weighted-average fair value of $36.807 per share and 116,777 shares at a weighted-average fair value of $17.24 per share, respectively. For the year ended December 31, 2002, the Company did not issue restricted stock. At December 31, 2004, there were 251,113 shares of restricted stock outstanding, the vesting of these shares occurs on various dates through the years ending December 31, 2005, 2006, 2007, and 2008.

The Company recognized $2.6 million, $1.0 million and $0.8 million in employee and non-employee stock-based compensation costs resulting from the amortization of unearned compensation related to restricted stock and other miscellaneous employee and non-employee stock awards for the years ended December 31, 2004, 2003, and 2002, respectively.

If compensation cost related to both the Company’s stock option awards to employees and directors and to the ESPP had been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income, basic earnings per share, and diluted earnings per share would have been reduced by $15.9 million, $18.8 million and $16.9 million, for the years ended December 31, 2004, 2003, and 2002, respectively.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the stock option grants used in determining the pro forma net income and the basic and diluted earnings per share amounts were estimated using the Black-Scholes single option-pricing model with the following average assumptions for the years ended December 31, 2004, 2003, and 2002:

	Years Ended December 31,
	2004	2003	2002
Life of options in years	5	5	5
Volatility of the Company’s underlying common stock	29.8%	40.5%	45.1%
Risk-free interest rate	3.7%	3.3%	3.0%
Dividend yield	—%	—%	—%
Weighted average fair value	$12.51	$12.08	$10.69

The expected volatility of the Company’s underlying common stock was calculated using a one-year term. The expected risk-free interest rate is equal to the 5 year yield on Treasury Securities as reported by the Federal Reserve Bank of New York.

Incentive Compensation Plan

Incentive Compensation Plans (ICP) are bonus programs paid based on the financial results of various business units of the Company. Awards are distributed based on management’s assessment of individual employee performance. The Company’s contributions to ICP were $28.6 million, $12.6 million, and $5.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Direct Drive Incentive Compensation Plan

Direct Drive Incentive Compensation Plan (Direct Drive) is a semiannual sales incentive program. Payments are based on sales teams’ performance to predetermined financial targets. Actual awards for each sales team member under Direct Drive is based on (i) the actual results and financial performance of the Company with respect to the gross profit targets, (ii) the sales team payout targets, and (iii) the sales team member’s sales position and team payout allocation. Additionally, sales team members may receive a discretionary award based on management’s assessment of such member’s contributions and performance during the applicable fiscal year, regardless of achievement of team gross profit targets. The Company’s contributions to Direct Drive were $5.1 million, $3.5 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Silicon Valley Bank 401(k) and Employee Stock Ownership Plan

The Silicon Valley Bank 401(k) (the 401(k) Plan) and Employee Stock Ownership (ESOP) Plan (collectively referred to as the Plan) is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular employees of the Company are eligible to participate.

Effective January 1, 2003, employees participating in the 401(k) Plan are allowed to contribute up to 75% of their pre-tax compensation as defined in the Plan, up to the maximum amount allowable under federal income tax regulations of $13,000 and $12,000 for the years ended December 31, 2004 and 2003, respectively. Effective January 1, 2003, the Company matches the employee’s contributions dollar-for-dollar, up to 5% of the employee’s pre-tax compensation as defined in the Plan. The Company’s matching contributions vest immediately. Prior to January 1, 2003, the Company matched up to $1,000 of an employee’s contributions per annum, which vested at 20% per year. The Company’s matching 401(k) Plan contributions totaled $3.6 million, $3.0 million, and $0.9 million for the years ended December 31, 2004,

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2003, and 2002, respectively. The amount of salary deferred is not subject to federal or state income taxes at the time of deferral.

Effective December 31, 2002, the Company merged the Silicon Valley Bank Money Purchase Pension Plan (the MPP Plan) balances into the 401(k) Plan, which continued to vest at 20% per year. The Company has not made contributions towards the MPP Plan for the years ended December 31, 2004 and 2003, and will not in the future. Prior to December 31, 2002, the MPP Plan guaranteed a quarterly contribution to all individuals who were employed by the Company on the first and last day of a fiscal quarter. The Company contributed cash in an amount equal to 5.0% of an eligible employee’s quarterly base salary, less Internal Revenue Code (IRC) Section 401(k) and Section 125 deferrals. The Company’s contributions to the MPP Plan totaled $3.4 million for the year ended December 31, 2002.

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

The Company’s contributions to the ESOP totaled $6.8 million, $3.8 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, the ESOP owned 1,051,006 shares of the Company’s common stock. All shares held by the ESOP are treated as outstanding shares in both the Company’s basic and diluted earnings per share computations. At December 31, 2004, the Company had not committed any shares to the ESOP program.

The Company amended the Plan in 2004 and added a Profit Sharing Account, which is employee directed. Discretionary Profit Sharing Contributions, subject to determination by the company, will be made to all eligible individuals who are employed by the Company on the last day of the fiscal year. The company had not made any contributions in 2004 and prior years.

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP) under which participating employees may annually contribute up to 10% of their gross compensation to purchase shares of the Company’s common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees of the Company are eligible to participate in the ESPP. The ESPP is noncompensatory to the employees and results in no expense to the Company under APB 25. For periods beginning after June 15, 2005, the Company will be required to recognize compensation expense in accordance with SFAS 123R. See Recent Accounting Pronouncements in Note 2—Summary of Significant Accounting Policies. For the first six-month offering period of 2004, 66,012 shares of the Company’s common stock were issued at $31.314 per share, while 50,116 shares of the Company’s common stock were issued at $33.32 per share for the second six-month offering period of 2004. At December 31, 2004, a total of 1,099,945 shares of the Company’s common stock were reserved for future issuance under the ESPP.

Employee Home Ownership Plan

In 2002, the Company approved the Employee Home Ownership Plan (EHOP), which is a benefit plan that provides for the issuance of mortgage loans at favorable interest rates to eligible employees. Eligible employees may apply for a fixed-rate mortgage which is amortized over 30 years and is due and payable in either five or seven years on their primary residence. Applicants must qualify for a loan through

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the usual mortgage review and approval process, which is typical of industry standards. The maximum loan amount cannot be greater than 80.0% of the lesser of the purchase price or the appraised value. The interest rate on the note is written at the then market rate for five year (5/1) or seven year (7/1) mortgage loans as determined by the Company. However, provided that the applicant continues to meet all the eligibility requirements, including employment at the Company, the actual rate charged to the borrower shall be 2.0% below the market rate. The loan rate shall not be less than 25 basis points over the greater of either the five-year Treasury Note rate or the monthly Applicable Federal Rate for medium-term loans as published by the Internal Revenue Service. The loan rate will be fixed at the time of approval and locked for 30 days. The Company recognizes as compensation expense the aggregate dollar amount by which interest charged to an employee under the EHOP is less than the market rate of interest that would be charged for a comparable loan. However, loans under the EHOP typically contain contractual provisions that limit the extent of this discrepancy, if any. As a consequence, compensation expense attributable to loans issued under the EHOP for the years ended December 31, 2004 and 2003 was immaterial.

The following table summarizes the activities of EHOP loans to all employees for the years ended December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$15,514	$8,959
Loan proceeds disbursed for EHOP	16,068	13,445
Loan repayments for EHOP	(6,777)	(6,890)
Balance at end of year	$24, 805	$15,514

SVB Qualified Investors Fund LLC

In late 2000, the Company formed SVB Qualified Investor Fund LLC, on behalf of certain eligible employees. The fund was initially fully capitalized by equity contributions by employees. The funds principal purpose is to invest in a select number of private equity funds managed primarily by Silicon Valley Bancshares or its affiliates. The fund will continue until December 12, 2013, unless terminated sooner or extended in accordance with the fund operating agreement. The Company incurred fund administration costs of approximately $0.1 million for the year ended December 31, 2004 and $0.2 million for each of the years ended December 31, 2003 and 2002.

Deferred Compensation Plan

On October 20, 2004, the Compensation Committee of the board of directors of the Company approved the Silicon Valley Bank Deferred Compensation Plan (the Plan). The Plan became effective on January 1, 2005. Under the Plan, eligible employees of the Company may elect to defer up to 25% of their base salary and/or up to 100% of any bonus payment to which they are entitled, for a period of twelve consecutive months, beginning January 1 and ending December 31. Executive officers and certain senior managers are eligible to participate in the Plan, and any amounts deferred under the Plan will be invested and administered by the Company (or such person as the Company designates).

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   Related Parties

Loan Transactions

Prior to the enactment of the Sarbanes-Oxley Act, the Board of the Bank adopted a policy in November 2001 to permit loans to be made to directors or to a company owned or controlled by a director (“Director Loans”). Director Loans would qualify for an exemption from Section 402 of the Sarbanes-Oxley Act as they would be made out of the Bank and would be subject to the insider lending restrictions of section 22(h) of the Federal Reserve Act.

The Director Loans policy authorizes the Executive Committee of the Board, along with the Chief Credit Officer, to approve Director Loans. Under the Director Loans policy, an outside credit review firm will be responsible for grading a Director Loan throughout its term. If the credit review firm classifies a Director Loan as “Special Mention” (as defined in the Bank’s existing loan policy), such director is required to discuss the director’s plans to bring the loan back to “pass” status with the Executive Committee within thirty days of the downgrade of the loan. The policy further provides that if a Director Loan is classified as “Substandard” (as defined in the Bank’s existing loan policy) by the outside credit review firm, such director will have thirty days (with the Executive Committee having the authority to give the director up to sixty days) to upgrade the loan to “pass” status or resign from the Board. The Company believes that all extensions of credit included in such transactions will be made in compliance with applicable laws and on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and, in the opinion of the board of directors of the Bank, will not involve more than a normal risk of collectibility or default or present any other unfavorable features.

In August 2000, the Bank extended a line of credit in the amount of $0.03 million to Gregory and Michaela Rodeno, dba Villa Ragazzi. Ms. Rodeno is a director of the Company, and Mr. Rodeno is her husband. No amounts were outstanding under the line during 2004. The line of credit expired in October 2004 and had an interest rate of the Bank’s prime rate, plus 150 basis points.

In December 2000, the Bank made a loan in the amount of $1.0 million to St. Supery Vineyards and Winery. The loan amount was increased to $3.0 million in October 2001, further increased to $4.0 million in February 2002, and further increased to $6.0 million in February 2003. Michaela Rodeno, a director of the Company, is the Chief Executive Officer of St. Supery. The loan matured in November 2004, with interest payable monthly, but was paid off in full in September 2004. The loan was secured by the accounts receivable and inventory of St. Supery. The largest principal amount outstanding during 2004 was $5.0 million. The loan had an interest rate at the Bank’s prime rate, less 37.5 basis points.

In August 2001, the Company made an interest-free loan in the amount of $0.5 million to Marc Verissimo, Chief Strategy Officer, to assist in the purchase of his primary residence. The loan matures in March 2006 and is unsecured. The largest principal amount outstanding during 2004 (and the principal amount outstanding on December 31, 2004) was $0.5 million.

In September 2001, the Bank made a loan in the amount of $8.0 million to H.A. Schupf & Co., LLC for the purchase of the company back from Reich and Tang Asset Management LP, an investment adviser. In May 2004, the loan was increased to $10.9 million. The loan matures in June 2007, with interest payable monthly, but was paid off in full in December 2004. The loan was secured by the assets of H.A. Schupf & Co., LLC. The largest principal amount outstanding during 2004 was $10.9 million. The loan bears an interest rate of the Bank’s prime rate, and is personally guaranteed by Mr. H.A. Schupf, the managing member of H.A. Schupf and Co., LLC. At December 31, 2004, H.A. Schupf & Co., LLC is a principal

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stockholder of the Company and owned over 10% of the Company’s outstanding stock as of December 31, 2004.

In December 2003, the Bank made a loan in the amount of $2.0 million to National Contract Associates, Inc. The loan matured in December 2004 but was extended for one year to December 2005, with interest payable monthly. The largest principal amount outstanding during 2004 was $1.7 million. The loan bears an interest rate of the bank’s prime rate, plus 200 basis points. The loan is personally guaranteed by Mr. H.A. Schupf, whose son-in-law is an officer of the borrower.

In November 2000, the Bank made a loan in the amount of $32.3 million to NEA Partners, a venture firm of which Mr. Kramlich, a director of the Company, is a General Partner and Co-Founder. The loan matured in January 2005, with interest payable monthly, but was paid off in full in August 2004. The largest outstanding balance during 2004 was $21.8 million. The loan had an interest rate of the Bank’s prime rate, plus 100 basis points.

During 2004, the Bank made loans to certain companies in which certain venture funds with which some of our directors are affiliated, are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

Fund Investments

In 2000, the Company created two venture investment funds: the SVB Investor Strategic Investors Fund, LP (“SIF”) and the Silicon Valley BancVentures, LP (“SVBV”). SIF is a $121.8 million venture fund of funds that invests in other venture funds and SVBV is a $56.1 million direct equity investment fund that invests in privately-held companies. Both funds are managed by their respective general partners, which are wholly-owned subsidiaries of the Company and hold a minority interest in the respective funds. Certain of our directors have also invested in the funds and hold a minority interest: Messrs. Hardymon (through his family partnership) ($0.9 million), Burns ($0.5 million) and Porter ($0.5 million) are limited partners of SIF, and Messrs. Hardymon (through a family limited partnership) ($1.5 million), Burns ($0.3 million) and Kramlich ($1.0 million) are limited partners of SVBV. Mr. H.A. Schupf, a principal stockholder of the Company, is also a limited partner of SVBV ($0.5 million).

In 2000, the Company created the SVB Qualified Investor Fund LLC (“QIF”), a $7.6 million investment fund for employees that met certain eligibility requirements. To be eligible to participate in QIF, an employee must be of a certain grade level and must be a “qualified investor,” as such term is defined by the SEC. QIF was initially capitalized by commitments and contributions from certain eligible employees including the Company’s senior management. All employee participants are required to invest in this fund with their own money, but the Company manages the fund and pays all administrative costs associated with the fund. QIF’s principal purpose is to invest in a select number of private equity funds managed primarily by the Company or its affiliates. Messrs. Wilcox, Becker, Hardin, Jenkins-Stark, Kellogg, Verissimo and Witte are current participants in QIF.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2003, Gold Hill Venture Lending 03, LP, a venture debt fund, and certain affiliated funds (the “Gold Hill Funds”) were created. The total size of the Gold Hill Funds is approximately $214.1 million. The Company is a controlling member of the general partner of the Gold Hill Funds, as well as a limited partner of the Gold Hill Funds. The combined commitment total of the Company in the general partner and the Gold Hill Funds is $20 million. Certain of the Company’s directors are also limited partners of the Gold Hill Funds and hold a minority interest: Mr. Hardymon ($2.5 million) and Ms. Rodeno ($0.2 million).

Other Relationships

Messrs. Dunbar and Kramlich, directors of the Company, served as advisory directors since January 2001 and July 2003, respectively.

Additionally, certain borrowings described under “Note 12—Borrowings” are due to the selling partners of SVB Alliant (Alliant Partners), who became employees of the Company.

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

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon the Company issuing the commitment. Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $2.7 billion and $1.7 billion at December 31, 2004 and 2003, respectively. Out of these available commitment balances, the fixed-rate commitments were $257.2 million and $167.9 million at December 31, 2004 and 2003, respectively. The Company’s exposure arising from interest rate risk associated with fixed-rate loan commitments is not considered material. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.7 billion and $1.2 billion at December 31, 2004 and 2003, respectively. The Company’s potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. The Company uses the same credit approval and monitoring process in extending loan commitments as it does in making loans. The actual liquidity needs or the credit risk that the Company has experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. The Company evaluates each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management’s evaluation of the adequacy of the allowance for contingent loan losses. Additionally, the Company had aggregate maximum lending limits of $478.7 million as of December 31, 2004 related to its accounts receivable factoring arrangements. The Company extends credit under

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounts receivable factoring arrangements when its clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credits

Commercial and standby letters of credit represent conditional commitments issued by the Company on behalf of a client to guarantee the performance of the client to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by client and are typically short-term in nature. The Company provides two types of standby letter of credit: performance and financial standby letter of credits. Performance standby letters of credit are issued to guarantee the performance of a client to a third party when certain specified future events have occurred. Performance standby letters of credit are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices. Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment by a client to a third party (beneficiary). Financial standby letters of credit are primarily used to support many types of domestic and international payments. These standby letters of credit have fixed expiration dates and generally require a fee paid by a client at the time the Company issues the commitment. Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period.

The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, the Company uses a credit evaluation process and collateral requirements similar to those for loan commitments. The Company’s standby letters of credit often are cash secured by its clients. The actual liquidity needs or the credit risk that the Company has experienced historically have been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

Obligation Under Guarantees

The table below summarizes the Company’s standby letter of credits at December 31, 2004. The maximum potential amount of future payments represents the amount that could be lost under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires In One Year Or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
	(Dollars in thousands)
Financial standby	$561,994	$56,990	$618,984	$618,984
Performance standby	7,423	2,870	10,293	10,293
Total	$569,417	$59,860	$629,277	$629,277

At December 31, 2004, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.4 million. At December 31, 2004, cash and investment securities collateral available to the Company to reimburse losses under financial and performance standby letters of credits was $284.8 million.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to standby letter of credit guarantees, the Company have issues additional guarantees as off-balance sheet arrangement. As of December 31, 2004, those guarantees include the following:

•       The Bank has guaranteed credit cards issued to our clients by an unaffiliated financial institution. As of December 31, 2004, the combined credit limits on those accounts are $44.5 million.

•       The Company may be required to make contingent payments to the former owners of Woodside Asset Management based on their future revenue growth. During 2004, the Company paid one earn-out payment of $338,000 to the former owners of Woodside Asset Management. As of December 31, 2004, under the acquisition agreement, the maximum future gross earn-out payments to Woodside Asset Management’s former owners are $1.6 million.

Foreign Exchange Forward Contracts

The Company enters into foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. For each of the foreign exchange forward contracts and non-deliverable foreign exchange forward contracts entered into with its clients, the Company enters into an opposite way foreign exchange forward contract and non-deliverable foreign exchange forward contract with a correspondent bank to hedge it, which completely mitigates the risk of fluctuations in foreign currency exchange rates. These contracts are short-term in nature, typically expiring within on year. At December 31, 2004 and 2003, the notional amounts of these contracts totaled $377.3 million and $95.4 million, respectively. The maximum credit exposure for counterparty nonperformance for foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with both clients and correspondent banks amounted to $37.7 million at December 31, 2004 and $9.5 million at December 31, 2003. The Company has not experienced nonperformance by counterparty and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties to such agreements.

The Company makes foreign currency loans to clients based in the United Kingdom. The Company enters into foreign exchange forward contracts with correspondent banks to hedge the foreign exchange exposure related to these loans. These contracts are short term in nature, typically expiring within one year. At December 31, 2004, the notional amounts of these contracts totaled $25.8 million. The maximum credit exposure for counterparty nonperformance for foreign exchange forward contracts related to the Company’s foreign exchange loans amounted to $2.6 million at December 31, 2004. There were no foreign exchange forward contracts related to foreign exchange loans in 2003. The Company has not experienced nonperformance by counterparty and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties to such foreign exchange forward contracts.

Foreign Currency Option Contracts

The Company enters into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the client’s need. For each of the currency option contracts entered into with its clients, the Company enters into an opposite way foreign currency option contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates. These contracts typically expire in less than one year. At December 31, 2004 and 2003, the notional amounts of these contracts totaled $13.5 million and $21.1 million, respectively. The Company has not experienced nonperformance by counterparty and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments to Invest in Venture Capital Funds

The Company makes commitments to venture capital fund investments, which in turn make investments in privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the venture capital fund. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle, the overall market conditions, and the nature and type of industry in which the privately held companies operate. As of December 31, 2004, the Company had remaining unfunded commitments of $15.9 million to wholly owned venture capital fund investments and $39.6 million and $55.2 million to venture capital fund investments through the funds of funds, SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, respectively. The Company has committed capital of $13.5 million to SVB Strategic Investors Fund, LP, representing an ownership interest of 11.1%. As of December 31, 2004, the remaining unfunded commitment to the fund was $5.7 million. The Company also has committed capital of $15.0 million to SVB Strategic Investors Fund II, LP, representing an ownership interest of 14.4%. As of December 31, 2004, the remaining unfunded commitment to the fund was $13.5 million. The Company made a capital commitment of $6.0 million to its venture capital fund, Silicon Valley BancVentures, LP in which the Company has an ownership interest of 10.7%. The remaining unfunded commitment to the fund was $2.9 million as of December 31, 2004. The Company made a capital commitment of $25.0 million to the venture debt fund, Partners for Growth, LP in which the Company has an ownership interest of 53.2%. As of December 31, 2004, the remaining unfunded commitment to the fund was $20.3 million. In addition, the Company has committed capital of $20.0 million to Gold Hill Venture Lending 03, LP in which the Company has an ownership interest of 9.3%. The remaining unfunded commitment to the fund was $15.4 million.

21.   Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of SFAS No. 107.

Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for many of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of the values, and they are calculated based on current pricing policies, the economic and competitive environment, the characteristics of the financial instruments, expected losses, and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment, and do not include tax ramifications; therefore, the results cannot be determined with precision or substantiated by comparison to independent markets, and they may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.

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

Investment Securities

For marketable investment securities classified as available-for-sale, fair values are based on quoted market prices provided by a known and reputable pricing service or dealer quotes. The Company records its wholly owned non-marketable venture capital fund investments and other private equity investments on a cost basis less any identified impairment. For the Company’s venture capital fund, its funds of funds, SVB Strategic Investors Fund, LP and its venture debt funds, the Company records the non-marketable venture capital fund investments and other private equity investments at fair value using investment accounting rules (see Note 2. Significant Accounting Policies—Marketable Equity Securities).

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

Borrowings

The fair value of borrowings is estimated based on quoted market prices for the issues for which there is a market. Otherwise, the fair value of borrowings is calculated by discounting the contractual cash flows using the forward yield curve.

Foreign Exchange Forward Contracts

The Company enters into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. The Company enters into an opposite way foreign exchange forward contract with a correspondent bank to hedge these contracts, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with our clients. The Company also enters into foreign exchange forward contracts to hedge the foreign exchange exposure related to loans denominated in foreign currencies.

Interest Rate Swap

This agreement hedges against the risk of changes in fair value associated with the majority of the Company’s 7.0% fixed rate, junior subordinated debentures.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount the Company would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit generally expire in 90 days or less, therefore their fair value was estimated at cost at December 31, 2004 and 2003, due to their short-term nature. Commitments to extend credit and letters of credit typically result in loans with a market interest rate when funded.

Limitations

The information presented herein is based on pertinent information available to the Company as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year end, and the estimated fair values of these financial instruments may have changed significantly since that point in time.

The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are presented below.

	December 31,
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$279,653	$279,653	$252,521	$252,521
Federal funds sold and securities purchased under agreement to resell	166,295	166,295	542,475	542,475
Investment securities at fair value	2,112,764	2,112,764	1,479,383	1,479,383
Non-marketable securities	145,443	145,434	96,051	90,654
Net loans	2,274,530	2,308,057	1,939,367	2,013,675
Financial liabilities:
Noninterest-bearing demand deposits	2,649,853	2,405,196	2,186,352	2,128,426
NOW deposits	32,009	27,926	20,897	20,060
Money market deposits	1,206,078	1,108,478	1,080,559	1,085,354
Time deposits	331,574	330,131	379,068	378,876
Contingently convertible debt	146,740	205,863	145,797	178,707
Junior subordinated debentures	49,421	50,206	49,652	51,031
Other borrowings	9,820	9,820	17,961	17,855
Foreign exchange forward contracts	(430)	(430)	15	15
Interest rate swap	(49)	(49)	267	267
Off-balance sheet financial assets:
Commitments to extend credit	$11,990	$11,990	$6,819	$6,819

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.   Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that it may declare without the prior approval of the Federal Reserve Board and the California Department of Financial Institutions. At December 31, 2004, none of the Bank’s retained earnings were available for dividend declaration to the Company without prior regulatory approval.

The Company and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material impact on the Company’s and/or the Bank’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s balance sheet items, as well as certain off-balance sheet items, as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, of risk-weighted assets and certain off-balance sheet items for a well-capitalized depository institution.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the capital ratios for the Company and the bank, as compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 2004 and 2003:

	Actual Ratio	Actual Amount	Capital Adequacy Minimum Ratio	Capital Adequacy Minimum Capital Requirement
	(Dollars in thousands)
As of December 31, 2004:
Total risk-based capital ratio:
Company	15.9%	$682,426	8.0%	$343,884
Bank	13.2%	$542,255	8.0%	$328,297
Tier 1 risk-based capital ratio:
Company	12.5%	$538,694	4.0%	$171,942
Bank	12.0%	$490,928	4.0%	$164,149
Tier 1 leverage ratio:
Company	10.9%	$538,694	4.0%	$198,299
Bank	10.4%	$490,928	4.0%	$189,078
As of December 31, 2003:
Total risk-based capital ratio:
Company	16.6%	$590,298	8.0%	$284,675
Bank	14.0%	$476,807	8.0%	$273,308
Tier 1 risk-based capital ratio:
Company	12.0%	$425,570	4.0%	$142,337
Bank	12.7%	$433,834	4.0%	$136,654
Tier 1 leverage ratio:
Company	10.2%	$425,570	4.0%	$166,513
Bank	10.9%	$433,834	4.0%	$158,773

23.   Stockholders’ Rights Plan

On October 22, 1998, the Company’s board of directors (the “Board”) approved and adopted a stockholders’ rights plan (the “Rights Plan”) to, among other things, protect the Company’s stockholders from coercive takeover tactics. On November 6, 2003, the Board approved and adopted Amendment No. 1 to the Rights Plan agreement to increase from 10% to 15% the minimum percentage of common shares that any person shall beneficially own to qualify as an “Acquiring Person” for purposes of triggering the stockholders’ rights under the Rights Plan. On January 29, 2004, the Board approved and adopted an amended and restated Rights Plan (the “Amended and Restated Rights Plan”), which supersedes and replaces in entirety the Rights Plan, and was later amended on August 2, 2004, to change the expiration date of the plan from January 31, 2014 to January 31, 2008.

The following summary of the Rights and the Amended and Restated Rights Plan is a general description only and is subject to the detailed terms and conditions of the Amended and Restated Rights Plan, a copy of which is attached as Exhibits 4.12 and 4.13 to the Company’s amended and restated registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on February 27, 2004 and August 3, 2004, respectively, and incorporated herein by reference. Each capitalized term used but not defined below has the meaning ascribed to such term in the Amended and Restated Rights Plan.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Similarly, unless the Rights are earlier redeemed, in the event that a person or group becomes the beneficial owner of 15% or more of the outstanding shares of the Company’s common stock, (i) the Company is acquired in a merger or other business combination transaction, or (ii) 50% or more of the Company’s consolidated assets or earning power are sold (other than in transactions in the ordinary course of business), then each Right which has not theretofore been exercised (other than the Rights beneficially owned by the acquiring person, which will thereafter be void) will thereafter entitle the holder to receive, upon exercise, shares of common stock of the acquiring company having a value equal to two times the exercise price of the Right. The Company’s board of directors has the option any time after a person or group becomes a 15% holder of the outstanding shares of the Company’s common stock to exchange all or part of the Rights (other than Rights held by the acquiring person) for shares of common stock of the Company provided that the Company does not make such an exchange after the person becomes the beneficial owner of 50% or more of the Company’s outstanding common stock.

At any time on or prior to the close of business on the earlier of (i) the fifth day following a public announcement that a person or group has acquired beneficial ownership of 15% or more of the outstanding common shares (or such later date as may be determined by action of the Company’s board of directors and publicly announced by the Company) and (ii) January 31, 2008, the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, subject to adjustment.

24.   Segment Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is organized into four lines of banking and financial services for management reporting:  Commercial Banking, SVB Capital, SVB Alliant, and Private Client Services and Other. These operating segments are strategic units that offer different services to different clients. The segments are managed separately because they appeal to different markets and, accordingly, require different strategies. The results of operating segments are based on the Company’s internal profitability reporting process. This process assigns each client relationship in its entirety, to a primary operating segment. The process assigns income and expenses to the operating segments according to the customer’s primary relationship designation. Additionally, working capital and its associated costs are allocated to the operating segments on an economic basis, treating each operating segment as if it were an independent entity. Unlike financial reporting, which benefits from the comprehensive structure provided by generally accepted accounting principles of the United States of America, the internal profitability reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of operating segments based on the Company’s internal operating structure and is not necessarily comparable with similar information for other financial services companies. Changes in the management structure and/or the allocation process have resulted, and may in the future result in, changes in the Company’s allocation methodology as this process is under constant refinement. In the event of such changes, results for prior periods have been, and may be, restated for comparability. Changes in an individual client’s primary relationship designation have resulted, and may in the future result, in certain client’s inclusion in different segments in different periods.

As of December 31, 2004, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131, the Company’s reportable segments are:  Commercial Banking, SVB Capital, and SVB Alliant. Private Client Services does not meet the separate reporting thresholds as defined by SFAS No. 131 and as such, has been combined with Other Business Services for segment reporting purposes.

Commercial Banking provides solutions to the needs of the Company’s commercial clients in the technology, life science, and premium wine industry niches, through the Company’s lending, cash and deposit management, and global banking and trade products and services. Lending products and services provide the Company’s commercial clients with loans and other credit facilities, most often secured by the Company’s clients’ assets. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable based lines of credit, asset-based loans, real estate loans, vineyard development loans, and financing of affordable housing projects. The Company often obtains warrants to purchase an equity position in a client company’s stock in consideration for making loans, and for the provision of certain other associated lending services.

Within the Commercial Banking segment, the cash management services unit provides deposit account and cash management products and services, providing the Company’s commercial clients with short and long-term cash management solutions. Deposit account products and services include traditional deposit and checking accounts, certificates of deposit, and money market accounts. In connection with deposit accounts, the Company also provides lockbox and merchant services that facilitate quicker depositing of checks and other payments to clients’ accounts. Cash management products and services include wire transfer and Automated Clearing House (ACH) services to enable clients to transfer funds quickly from their deposit accounts. Additionally, cash management products and services include collection services, disbursement services, electronic funds transfers (including ACH services), and online banking through SVBeConnect.

Within the Commercial Banking segment, the international services unit provides global trade products and services, to facilitate the Company’s clients’ global finance and business needs. Global

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

banking and trade products and services include foreign exchange services that empower commercial clients to manage their foreign currency risks through purchases and sales of currencies on the global inter-bank market. Also included are export trade finance services and products, including a variety of loans and credit facilities guaranteed by the Export-Import Bank of the United States to facilitate the Company’s clients’ international trade, as well as a variety of letters of credit, including export import, and standby letters of credit to enable clients to ship and receive goods globally. Additionally, included are products and services in international cash management.

Within the Commercial Banking Segment, Silicon Valley Bank provides investment and advisory services through its broker-dealer subsidiary SVB Securities. These services, which enable the Company’s clients to manage their assets better, include mutual funds, fixed income securities, and investment reporting and monitoring.

Within the Commercial Banking segment, Silicon Valley Bank actively manages commercial client investment portfolios through SVB Asset Management, one of its registered investment advisor subsidiaries, by providing the Company’s commercial clients with customized cash and investment portfolio management.

SVB Capital focuses on the business needs of the Company’s venture capital and private equity clients while establishing and maintaining relationships with those firms domestically and internationally. Through this segment, Silicon Valley Bank provides banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services.

SVB Capital also makes investments in venture capital and other private equity firms, and in companies in the niches the Company serves. The segment also manages three venture funds that are consolidated into the Company’s financial statements:  SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, which are funds of funds that invest in other venture funds, and Silicon Valley BancVentures, LP, a direct equity venture fund that invests in privately held technology and life-sciences companies. This segment also includes an interest in Partners for Growth, LP a fund that provides secured debt to emerging-growth clients, and an interest in Gold Hill Venture Lending Partners 03, LP.

SVB Capital, through the Special Equities Group (a division of SVB Securities), also assists private equity firms with liquidating restricted securities following initial public offerings and mergers and acquisitions, through in-kind stock transactions, restricted stock sales, block trading, and special situation trading such as liquidation of foreign securities.

SVB Alliant provides investment banking products and services including, merger and acquisition services, strategic alliances services, and specialized financial studies such as valuations and fairness opinions. In October 2003, the Company enhanced the investment banking product set by launching a Private Capital Group that provides advisory services for the private placement of securities.

The Private Client Services and Other segment, is principally comprised of the Private Client Services group and other business service units that are not part of the Commercial Bank, SVB Capital, or SVB Alliant segments. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. The Company also provide the Company’s clients with deposit account products and services to meet cash management needs, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through the Company’s subsidiary, Woodside Asset Management, Inc., the Company provides individual clients with personal investment

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals. The Private Client Services Group was known as the Private Banking Group until its name change in January 2004.

The other business services units provide various products and services. The Private Client Services and Other segment also reflects those adjustments necessary to reconcile the results of operating segments based on the Company’s internal profitability reporting process to the Consolidated Financial Statements prepared in conformity with U.S generally accepted accounting principles applicable to financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s primary source of revenue is from net interest income. Accordingly, the Company’s segments are reported using net interest income. The Company also evaluates performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. The Company does not allocate income taxes to its segments. Additionally, the Company’s management reporting model is predicated on average asset balances, therefore it is not possible to provide period-end asset balances for segment reporting purposes. The Company’s segment information at and for the years ended December 31, 2004, 2003, and 2002, are as follows:

	Commercial Banking	SVB Capital	SVB Alliant	Private Client Services and Other	Total
	(Dollars in thousands)
Year Ended December 31, 2004
Net interest income	$170,123	$12,454	$—	$52,171	$234,748
(Recovery of)/provision for loan and lease losses(1)	2,356	—	—	(12,257)	(9,901)
Noninterest income (loss)(2)	66,092	14,774	21,914	3,253	106,033
Noninterest expense excluding impairment of goodwill(3)	166,012	22,492	24,924	27,148	240,576
Impairment of goodwill	—	—	—	1,910	1,910
Minority interest in net (income) losses of consolidated affiliates	—	2,535	—	(5,614)	(3,079)
Income (loss) before income taxes	$67,847	$7,271	$(3,010)	$33,009	$105,117
Total average loans	$1,634,278	$77,422	$—	$242,768	$1,954,468
Total average assets(4)	1,637,805	181,853	71,709	2,875,356	4,766,723
Total average deposits	3,230,509	560,496	—	114,460	3,905,465
Goodwill at December 31, 2004	—	—	35,639	—	35,639
Year Ended December 31, 2003
Net interest income	$151,845	$11,799	$—	$25,240	$188,884
(Recovery of)/provision for loan and lease losses(1)	(361)	—	—	(8,366)	(8,727)
Noninterest income (loss)(2)	55,795	9,676	13,150	(3,561)	75,060
Noninterest expense excluding impairment of goodwill(3)	141,125	17,364	12,757	30,945	202,191
Impairment of goodwill	—	—	63,000	—	63,000
Minority interest in net losses of consolidated affiliates	—	1,992	—	5,697	7,689
Income (loss) before income taxes	$66,876	$6,103	$(62,607)	$4,797	$15,169
Total average loans	$1,506,055	$67,033	$—	$226,934	$1,800,022
Total average assets(4)	1,495,095	141,892	102,078	2,314,844	4,053,909
Total average deposits	2,607,707	513,689	—	156,198	3,277,594
Goodwill at December 31, 2003	—	—	35,639	1,910	37,549
Year Ended December 31, 2002
Net interest income	$153,965	$10,636	$—	$30,107	$194,708
(Recovery of)/provision for loan and lease losses(1)	5,550	1	—	1,669	7,220
Noninterest income (loss)(2)	60,700	2,711	12,111	(7,664)	67,858
Noninterest expense excluding impairment of goodwill(3)	138,337	13,786	9,668	21,245	183,036
Minority interest in net losses of consolidated affiliates	—	2,029	—	5,738	7,767
Income before income taxes	$70,778	$1,589	$2,443	$5,267	$80,077
Total average loans	$1,513,262	$62,530	$—	$186,504	$1,762,296
Total average assets(4)	1,503,772	138,895	164,724	2,072,654	3,880,045
Total average deposits	2,445,618	460,185	—	157,713	3,063,516
Goodwill at December 31, 2002	—	—	98,639	1,910	100,549

(1)             For segment reporting purposes, the Company reports net charge-offs as provision for loan losses. Thus, the Private Client Service and Other segment includes $(12.3) million, $(8.4) million, and $1.7 million for the years ended December 31, 2004, 2003, and 2002, respectively, which represent the difference between net charge-offs and the provision for loan losses.

(2)             Noninterest income presented in the SVB Capital segment includes warrant income of $9.2 million, $7.5 million, and $1.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)             The Commercial Banking segment included direct depreciation and amortization of $1.4 million, $1.2 million, and $1.1 million for the years ended December 31, 2004, 2003, and 2002, respectively. Due to the complexity of the Company’s cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments totaling approximately $7.1 million, $6.7 million, and $6.9 million for the year ended December 31, 2004, 2003, and 2002, respectively.

(4)             Total average assets for the Commercial Banking and SVB Capital segments equal the greater of total loans or the sum of total deposits and total stockholders’ equity for each segment.

25.   Parent Company Only Condensed Financial Information

The condensed balance sheets of Silicon Valley Bancshares (parent company only) at December 31, 2004 and 2003, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2004, 2003, and 2002, are presented below. Certain reclassifications have been made in order to conform to the current year presentation. Such reclassifications had no effect on the results of operations or stockholders’ equity.

Condensed Balance Sheets

	December 31,
	2004	2003
	(Dollars in thousands)
Assets:
Cash and due from banks	$5,570	$2,224
Federal funds sold and securities purchased under agreement to resell	—	45,000
Investment securities	173,866	104,773
Loans(1)	1,570	5,178
Other assets	5,064	11,730
Investment in subsidiaries:
Bank subsidiary	492,664	442,354
Nonbank subsidiaries	85,162	71,939
Total assets	$763,896	$683,198
Liabilities and stockholders’ equity:
Contingently convertible debt (Note 12)	$146,740	$145,797
Junior subordinated debentures (Note 12)	49,421	49,652
Other borrowings (Note 12)	9,120	17,961
Other liabilities	26,346	22,783
Total liabilities	231,627	236,193
Stockholders’ equity	532,269	447,005
Total liabilities and stockholders’ equity	$763,896	$683,198

(1)    Includes loans to related parties of $1.6 million and $1.3 million at December 31, 2004 and 2003, respectively.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Income

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Interest income	$2,965	$1,173	$2,523
Interest expense(2)	(2,942)	(6,070)	(3,613)
Dividend income from bank subsidiary	25,000	51,000	80,000
Income from client warrants	9,191	7,528	1,435
Investment losses	(1,236)	(2,084)	(3,229)
General and administrative expenses	(7,805)	(5,469)	(4,396)
Income tax benefit	769	1,762	3,245
Income before net (loss) income of subsidiaries	25,942	47,840	75,965
Equity in undistributed net (loss) income of nonbank subsidiaries	(2,835)	(38,712)	55
Equity in undistributed net income (loss) of bank subsidiary	42,269	2,849	(22,662)
Net income	$65,376	$11,977	$53,358

(2)    A part of the dividends paid in 2003 and the dividend paid in 2004 were in excess of the amount permitted under the California State Department of Financial Institutions (“DFI”) guidelines. Therefore, Bancshares has been required by the DFI to return to Silicon Valley Bank a portion the 2003 dividend and the 2004 dividend—the total amount returned totaled $28.4 million. At this time, Silicon Valley Bank must obtain prior approval from the DFI before paying any further dividends to Bancshares.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$65,376	$11,977	$53,358
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gains on dispositions of client warrants	(9,191)	(7,528)	(1,435)
Net loss on sales of investment securities	1,236	2,084	5,176
Net income of bank subsidiary	(42,269)	(2,849)	22,662
Net loss (income) of nonbank subsidiaries	2,835	38,712	(55)
Decrease (increase) in other assets	6,666	(320)	(8,842)
Increase (decrease) in other liabilities	6,700	13,196	7,459
Other, net	6,967	376	558
Net cash provided by operating activities	38,320	55,648	78,881
Cash flows used by investing activities:
Net decrease (increase) in investment securities	(61,912)	1,427	99,314
Net decrease (increase) in loans	3,608	89	(2,919)
Investment in bank subsidiary	(5,622)	(4,958)	(1,884)
Investment in nonbank subsidiaries	(18,800)	(5)	(103,214)
Net cash used for investing activities	(82,726)	(3,447)	(8,703)
Cash flows from financing activities:
(Decrease) increase in borrowings, net	(9,333)	(9,333)	26,524
Proceeds from issuance of convertible notes and warrants, net of issuance costs of convertible note hedge	—	123,340	—
Proceeds from issuance of 7.0% junior subordinated debentures, net of issuance costs	—	47,839	—
Redemption of 8.25% junior subordinated debentures	—	(41,237)	—
Return of capital from SVB Capital I	—	1,237	—
Proceeds from issuance of common stock	25,084	14,364	9,769
Repurchase of common stock	(12,578)	(148,092)	(109,394)
Net cash provided by (used for) financing activities	3,173	(11,882)	(73,101)
Foreign exchange effect on cash and cash equivalents	(421)	—	—
Net (decrease)/ increase in cash	(41,654)	40,319	(2,923)
Cash and cash equivalents at January 1,	47,224	6,905	9,828
Cash and cash equivalents at December 31,	$5,570	$47,224	$6,905

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

26.   Unaudited Quarterly Financial Data

Summarized supplemental consolidated financial information for each three month period over the years ended December 31, 2004 and 2003 are as follows:

	Three Months Ended
	March 31	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
Year Ended December 31, 2004:
Interest income	$53,560	$57,865	$63,893	$70,821
Interest expense	2,740	2,836	2,900	2,915
Net interest income	50,820	55,029	60,993	67,906
(Recovery of)/provision for loan and lease losses	736	(5,860)	(1,395)	(3,382)
Noninterest income	24,886	31,508	21,802	27,837
Noninterest expense	52,450	66,751	58,850	64,435
Minority interest in net losses of consolidated affiliates	(481)	(67)	(2)	(2,529)
Income before income tax expense	22,039	25,579	25,338	32,161
Income tax expense	8,029	9,871	9,235	12,606
Net income	$14,010	$15,708	$16,103	$19,555
Earnings per common share—basic	$0.40	$0.45	$0.46	$0.55
Earnings per common share—diluted	$0.38	$0.43	$0.42	$0.51
Year Ended December 31, 2003:
Interest income	$50,639	$49,406	$49,751	$52,541
Interest expense	2,661	2,706	3,477	4,609
Net interest income	47,978	46,700	46,274	47,932
(Recovery of)/provision for loan and lease losses	1,807	2,667	(8,150)	(5,051)
Noninterest income	17,446	17,505	21,340	18,769
Noninterest expense	51,685	65,698	49,505	98,303
Minority interest in net gains of consolidated affiliates	3,479	2,765	7	1,438
Income (loss) before income tax expense	15,411	(1,395)	26,266	(25,113)
Income tax expense (benefit)	4,993	(819)	8,837	(9,819)
Net income (loss)	$10,418	$(576)	$17,429	$(15,294)
Earnings (loss) per common share—basic	$0.27	$(0.02)	$0.51	$(0.44)
Earnings (loss) per common share—diluted	$0.26	$(0.02)	$0.49	$(0.44)

27.   Subsequent Event

$75.0 million share repurchase program authorized by the Company’s board of directors, effective January 27, 2005

On January 27, 2005, the Company announced that its board of directors authorized the repurchase of up to an additional $75.0 million of common stock under the stock repurchase program, in conjunction with the $160.0 million originally approved in May 2003. The additional $75.0 million of shares may be repurchased at any time, at the Company’s discretion, before June 30, 2006, in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, the repurchase of the additional shares may be commenced or suspended at any time prior to June 30, 2006, without any prior notice.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

From January 1, 2005 through March 3, 2005, the Company repurchased 677,500 shares of its common stock under the May 2003 stock repurchase program. The Company’s trading window closed on March 3, 2005. To continue the repurchase program, the Company put into effect a 10b5-1 plan which allows the Company to automatically repurchase a predetermined number shares per day at the market price on every trading day until the trading window re-opens on April 26, 2005. Since May 2003 when the program was approved by the board of directors, we have repurchased 5.5 million shares totaling $155.8 million as of March 4, 2005.

Included in the above noted common stock repurchase activity are 400,000 shares of the Company’s common stock, repurchased on March 2, 2005, from one of its principal stockholders, H.A. Schupf & Co., LLC, in a block transaction. The shares were repurchased at a price of $44.20 per share for an aggregate total price of $17,680,000, which reflected a discount from the current asking price as quoted on the Nasdaq National Market at the time the transaction was entered into. See Note 19.  Related Parties—Loan Transactions.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.  Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management of Silicon Valley Bancshares is responsible for establishing and maintaining adequate internal control over financial reporting. Silicon Valley Bancshares’ internal control over financial reporting is a process designed under the supervision of Silicon Valley Bancshares’ Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Silicon Valley Bancshares’ financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2004, management conducted an assessment of the effectiveness of Silicon Valley Bancshares’ internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that Silicon Valley Bancshares’ internal control over financial reporting as of December 31, 2004 is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of Silicon Valley Bancshares’ internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under the sections titled “Proposal No. 1—Election of Directors”, “Information on Executive Officers”, “Board Committees and Meeting Attendance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for Silicon Valley Bancshares’ 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Ethics

The Company has a Code of Ethics that applies to its Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer. A copy of this Code of Ethics is available on the Company’s website at www.svb.com. The Company intends to disclose any changes in or waivers from its Code of Ethics by posting such information on its website.

Item 11.  Executive Compensation

The information set forth under the sections titled “Information on Executive Officers”, “1997 Equity Incentive Plan Benefits Table”, “Report of the Compensation Committee of the Board on Executive Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Employment Contracts and Termination of Employment and Change in Control Arrangements”, “Return to Stockholders Performance Graph”, and “Director Compensation” contained in the definitive proxy statement for Silicon Valley Bancshares’ 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for Silicon Valley Bancshares’ 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2004 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholder	6,642,760	$27.40	1,453,778
Equity compensation plans not approved by stockholder	n/a	n/a	n/a
Total	6,642,760	$27.40	1,453,778

(1)    Includes options, restricted stock and restricted stock units granted under the Company’s Amended and Restated 1997 Equity Incentive Plan and Amended and Restated 1989 Stock Option Plan.

(2)    Includes shares available for issuance under the Company’s Amended and Restated 1997 Equity Incentive Plan. This table does not include 1,099,945 shares available for issuance under the 1999 Employee Stock Purchase Plan.

For additional information concerning our equity compensation plans, refer to Item 8. Consolidated Financial Statements and Supplementary Data—Note 18. Employee Benefit Plans.

Item 13.  Certain Relationships and Related Transactions

The information set forth under the section titled “Certain Relationships and Related Transactions” in the definitive proxy statement for Silicon Valley Bancshares’ 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for Silicon Valley Bancshares’ 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

			Page
(a)	Financial Statements and Exhibits:
	(1)	Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
		Report of Independent Registered Public Accounting Firm	83
		Consolidated Balance Sheets as of December 31, 2004 and 2003	84
		Consolidated Statements of Income for the three years ended December 31, 2004	85
		Consolidated Statements of Comprehensive Income for the three years ended December 31, 2004	86
		Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2004	87
		Consolidated Statements of Cash Flows for the three years ended December 31, 2004	88
		Notes to Consolidated Financial Statements	89
	(2)	Financial Statement Schedule

The consolidated financial statements and supplemental data are contained in Part II Item 8. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.

	(3)	Exhibits. See Index to Exhibits included in this Form 10-K on pages 151 to 154.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silicon Valley Bancshares
/s/ KENNETH P. WILCOX
Kenneth P. Wilcox
President, Chief Executive Officer and Director
Dated: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ALEX W. HART	Chairman of the Board of Directors and	March 16, 2005
Alex W. Hart	Director
/s/ KENNETH P. WILCOX	President, Chief Executive Officer and	March 16, 2005
Kenneth P. Wilcox	Director (Principal Executive Officer)
/s/ JACK JENKINS-STARK	Chief Financial Officer (Principal Financial	March 16, 2005
Jack Jenkins-Stark	Officer)
/s/ DONAL D. DELANEY	Controller (Principal Accounting Officer)	March 16, 2005
Donal D. Delaney
/s/ JAMES F. BURNS, JR.	Director	March 16, 2005
James F. Burns, Jr.
/s/ DAVID M. CLAPPER	Director	March 16, 2005
David M. Clapper
/s/ ROGER DUNBAR	Director	March 16, 2005
Roger Dunbar
/s/ JOEL P. FRIEDMAN	Director	March 16, 2005
Joel P. Friedman
/s/ G. FELDA HARDYMON	Director	March 16, 2005
G. Felda Hardymon
/s/ C. RICHARD KRAMLICH	Director	March 16, 2005
C. Richard Kramlich
/s/ JAMES R. PORTER	Director	March 16, 2005
James R. Porter

Signature	Title	Date
/s/ MICHAELA K. RODENO	Director	March 16, 2005
Michaela K. Rodeno
/s/ LARRY W. SONSINI	Director	March 16, 2005
Larry W. Sonsini
/s/ ERIC A. BENHAMOU	Director	March 16, 2005
Eric A. Benhamou

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001
3.1	Certificate of Incorporation	8-K	000-15637	3.1	April 26, 1999
3.2	Certificate of Amendment to Certificate of Incorporation	10-Q	000-15637	3.1	May 13, 2003
3.3	Amended and Restated Bylaws	10-K	000-15637	3.3	March 11, 2004
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.4	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3003 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
10.2	Amended and Restated Lease Termination Agreement, dated as of October 20, 2004, by and between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank	8-KA	000-15637	99.1	October 22, 2004
*10.3	Amended and Restated Silicon Valley Bancshares 1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.4	Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.29	August 13, 1996
*10.5	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.30	August 13, 1996
*10.6	Silicon Valley Bank 401(k) and Employee Stock Ownership Plan, as amended and restated					X
*10.7	Form of Change in Control Severance Benefits Policy for Non-Executives	10-Q	000-15637	10.33	November 13, 1996
*10.8	Amended and Restated Silicon Valley Bancshares Retention Program Plan	10-Q	000-15637	10.8	August 9, 2004
*10.9	Severance Agreement between the Company and John C. Dean related to Garage.com™ as of August 12, 1998	10-Q	000-15637	10.40	November 13, 1998
*10.10	Severance Agreement between the Company and Harry W. Kellogg related to Garage.com™ as of August 12, 1998	10-Q	000-15637	10.41	November 13, 1998
*10.11	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000

*10.12	Silicon Valley Bancshares 1998 Equity Incentive Plan, amended as of July 20, 2000	10-Q	000-15637	10.45	November 14, 2000
*10.13	Change in Control Severance Benefits Policy of Silicon Valley Bank	10-Q	000-15637	10.46	November 14, 2000
*10.14	Consulting Agreement between Silicon Valley Bancshares and John C. Dean, effective as of May 1, 2001	10-Q	000-15637	10.47	May 15, 2001
*10.15	Silicon Valley Bancshares 1997 Equity Incentive Plan, as amended as of July 22, 2004	10-Q	000-15637	10.15	August 9, 2004
*10.16	Form of Indemnity Agreement between the Company and its directors and officers	10-Q	000-15637	10.50	November 14, 2003
*10.17	Severance Agreement between the Company and Lauren Friedman	10-Q	000-15637	10.51	November 14, 2003
*10.18	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated August 4, 2000	10-K	000-15637	10.52	March 11, 2004
*10.19	Bonus Agreement Between Silicon Valley Bank and Marc Verissimo dated September 20, 2000	10-K	000-15637	10.53	March 11, 2004
*10.20	Promissory Note Between Silicon Valley Bancshares and Ken Wilcox dated April 4, 2002	10-K	000-15637	10.54	March 11, 2004
*10.21	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated April 2, 2002	10-K	000-15637	10.55	March 11, 2004
*10.22	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated May 6, 2002	10-K	000-15637	10.56	March 11, 2004
*10.23	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated January 16, 2003	10-K	000-15637	10.57	March 11, 2004
*10.24	Silicon Valley Bancshares Senior Management Incentive Compensation Plan	10-K	000-15637	10.58	March 11, 2004
*10.25	Separation Agreement Between Silicon Valley Bank and Leilani Gayles dated July 16, 2003	10-K	000-15637	10.59	March 11, 2004
*10.26	Offer Letter to Jack Jenkins-Stark dated February 20, 2004	10-Q	000-15637	10.26	May 7, 2004
*10.27	Offer Letter to David C. Webb dated May 25, 2004	10-Q	000-15637	10.27	August 9, 2004
*10.28	Silicon Valley Bank Deferred Compensation Plan, as amended and restated	8-K	000-15637	10.29	November 3, 2004
*10.29	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive	8-K	000-15637	10.30	November 5, 2004
*10.30	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004

*10.31	Form of Nonqualified Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.32	Form of Restricted Stock Award under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.33	Offer Letter to David Ketsdever dated November 13, 2004	8-K	000-15637	10.34	November 30, 2004
14.1	Code of Ethics	10-K	000-15637	14.1	March 11, 2004
21.1	Subsidiaries of Silicon Valley Bancshares					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X

*       Denotes management contract or any compensatory plan, contract or arrangement.