Form 10-Q
period 2005-03-31
SILICON VALLEY BANCSHARES
filed 2005-05-10
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to            .

Commission File Number: 000-15637

SILICON VALLEY BANCSHARES

(Exact name of registrant as specified in its charter)

Delaware	91-1962278
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3003 Tasman Drive, Santa Clara, California 95054 – 1191	http://www.svb.com/company/investor_fs.asp
(Address of principal executive offices including zip code)	(Registrant’s URL)

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

Yes ☒  No ☐

At April 30, 2005, 35,486,738 shares of the registrant’s common stock ($0.001 par value) were outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	3

	INTERIM CONSOLIDATED BALANCE SHEETS	3

	INTERIM CONSOLIDATED STATEMENTS OF INCOME	4

	INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	5

	INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS	6

	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	43

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	44

ITEM 2.	UNREGISTED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	44

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	45

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45

ITEM 5.	OTHER INFORMATION	45

ITEM 6.	EXHIBITS	45

SIGNATURES		46

INDEX TO EXHIBITS		47

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except par value)	2005 (Unaudited)	2004

Assets
Cash and due from banks	$252,659	$279,653
Federal funds sold and securities purchased under agreement to resell	144,048	166,295
Investment securities	2,188,182	2,258,207
Loans, net of unearned income	2,344,022	2,312,143
Allowance for loan and lease losses	(35,698)	(37,613)
Net loans	2,308,324	2,274,530
Premises and equipment, net of accumulated depreciation and amortization	16,476	14,951
Goodwill	35,639	35,639
Accrued interest receivable and other assets	102,308	124,325
Total assets	$5,047,636	$5,153,600

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,642,591	$2,649,853
Negotiable order of withdrawal (NOW)	29,320	32,009
Money market	1,191,474	1,206,078
Time	292,890	331,574
Total deposits	4,156,275	4,219,514
Contingently convertible debt	146,975	146,740
Junior subordinated debentures	50,272	49,421
Other borrowings	11,915	9,820
Other liabilities	80,409	125,163
Total liabilities	4,445,846	4,550,658

Commitments and contingencies

Minority interest in capital of consolidated affiliates	84,924	70,674

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,406,732 and 35,970,095 shares outstanding at March 31, 2005 and December 31, 2004, respectively	35	36
Additional paid-in capital	20,079	44,886
Retained earnings	511,659	487,509
Unearned compensation	(3,995)	(4,512)
Accumulated other comprehensive income	(10,912)	4,349
Total stockholders’ equity	516,866	532,268
Total liabilities, minority interest, and stockholders’ equity	$5,047,636	$5,153,600

See accompanying notes to interim unaudited consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended
(Dollars in thousands, except per share amounts)	March 31, 2005	March 31, 2004

Interest income:
Loans	$48,029	$36,632
Investment securities:
Taxable	21,736	14,023
Non-taxable	1,023	1,461
Federal funds sold and securities purchased under agreement to resell	2,197	1,444
Total interest income	72,985	53,560
Interest expense:
Deposits	2,262	2,014
Other borrowings	795	726
Total interest expense	3,057	2,740
Net interest income	69,928	50,820
(Recovery of)/provision for loan and lease losses	(3,843)	736
Net interest income after (recovery of)/provision for loan and lease losses	73,771	50,084

Noninterest income:
Client investment fees	7,396	6,268
Corporate finance fees	4,748	4,087
Letter of credit and foreign exchange income	4,693	3,729
Deposit service charges	2,504	3,713
Income from client warrants	1,723	2,908
Investment gains	1,599	1,322
Other	3,512	2,859
Total noninterest income	26,175	24,886

Noninterest expense:
Compensation and benefits	40,154	34,103
Professional services	5,070	3,339
Net occupancy	4,580	4,523
Furniture and equipment	2,719	2,909
Business development and travel	2,090	1,991
Correspondent bank fees	1,221	1,281
Data processing services	1,013	1,085
Telephone	889	782
(Recovery of) provision for loan and loss contingency	(185)	(719)
Other	3,072	3,156
Total noninterest expense	60,623	52,450

Income before minority interest in net loss (income) of consolidated affiliates and income tax expense	39,323	22,520
Minority interest in net loss (income) of consolidated affiliates	616	(481)
Income before income taxes expense	39,939	22,039
Income tax expense	15,789	8,029
Net income	$24,150	$14,010

Earnings per common share — basic	$0.68	$0.40
Earnings per common share — diluted	$0.62	$0.38

See accompanying notes to interim unaudited consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2005	March 31, 2004

Net income	$24,150	$14,010
Other comprehensive (loss) income, net of tax:
Cumulative translation gain:
Translation gain	422	—
Change in unrealized (losses) gains on available-for-sale investment securities:
Unrealized holding (losses) gains	(13,738)	8,246
Reclassification adjustment for gains included in net income	(1,945)	(2,484)
Other comprehensive (loss) income, net of tax	(15,261)	5,762
Comprehensive income	$8,889	$19,772

See accompanying notes to interim unaudited consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2005	March 31, 2004

Cash flows from operating activities:
Net income	$24,150	$14,010
Adjustments to reconcile net income to net cash provided by operating activities:
(Recoveries of)/provision for loan and lease losses	(3,843)	736
Income from client warrants	(1,723)	(2,908)
Net (gain) on sale of investment securities	(1,599)	(1,322)
Depreciation and amortization	2,047	1,959
Minority interest	(616)	481
Amortization of deferred stock-based compensation	776	307
Changes in other assets and liabilities:
(Increase) in accrued interest receivable	(1,095)	(949)
Decrease (increase) in income tax receivable	5,568	(5,003)
Decrease in deferred income tax	3,715	2,201
Increase (decrease) in other liabilities	5,820	(520)
(Decrease) in accrued retention, warrant, incentive plans, and other compensation benefits payable	(29,771)	(13,494)
Other, net	7,353	7,414
Net cash provided by operating activities	10,782	2,912

Cash flows from investing activities:
Purchases of investment securities	(2,136,179)	(2,811,393)
Proceeds from sales of investment securities	848,977	2,090,295
Proceeds from maturities and pay-downs of investment securities	1,334,085	600,446
Net (increase) in loans	(35,213)	(7,900)
Proceeds from recoveries of charged-off loans	5,959	2,838
Purchases of premises and equipment	(3,572)	(1,276)
Net cash provided by (used for) investing activities	14,057	(126,990)

Cash flows from financing activities:
Net (decrease) increase in deposits	(63,239)	9,417
Increase in other borrowings, net	2,095	567
Capital contributions from minority interest participants	14,866	4,710
Proceeds from net issuance costs, from issuance of common stock including tax benefits of certain stock option exercises	4,832	4,807
Repurchase of common stock	(33,056)	—
Net cash (used for) provided by financing activities	(74,502)	19,501
Foreign exchange effect on cash and cash equivalents	422	—
Net (decrease) in cash and cash equivalents	(49,241)	(104,577)
Cash and cash equivalents at beginning of year	445,948	794,996
Cash and cash equivalents at end of period	$396,707	$690,419
Supplemental disclosures:
Cash paid during the period for:
Interest paid	$3,035	$2,599
Income taxes paid	$3,673	$7,548
Noncash items during the period:
Decrease in deferred rent liability related to landlord non-cash incentives	$174	$—

See accompanying notes to interim unaudited consolidated financial statements.

SILICON VALLEY BANCSHARES AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Nature of Business

Silicon Valley Bancshares and its subsidiaries (collectively referred to as the Company) offer clients financial products and services through five lines of banking and financial services (see Note 9. Segment Reporting.) Silicon Valley Bancshares (Bancshares) is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the Bank), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California. The Bank serves more than 10,000 clients across the country, through its 26 regional offices in the United States, and through two foreign subsidiaries located in London, England and Bangalore, India. The Bank has 12 offices throughout California and operates regional offices across the country, in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves clients in all stages of maturity ranging from emerging-growth companies to established corporate companies in the technology and life science markets and the premium wine industry. The Company defines “emerging-growth” clients as companies in the start-up or early stages of their lifecycle; these companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market, and have no or little revenue. By contrast, the Company defines “middle market” clients as companies that tend to be more mature; these companies may be publicly traded, and more established in the markets in which they participate. Additionally, merger, acquisition, private placement, and corporate partnering services are provided through the Company’s wholly-owned investment banking subsidiary, SVB Alliant, whose offices are in California and Massachusetts.

2.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (of a normal and recurring nature) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (GAAP). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results for any future periods. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the Consolidated Financial Statements that are presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of consolidated financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Prior to fourth quarter of 2004, the Company aggregated its allowance for loan and lease losses and its allowance for loan loss contingency and reflected the aggregate allowance in its allowance for loan and lease losses (ALLL) balance. Commencing in the fourth quarter of 2004, the Company reflected its allowance for loan and lease losses in its ALLL balance and its allowance for loan loss contingency in other liabilities. These reclassifications were also made to prior periods’ balance sheets to conform to current period’s presentations. Additionally, the Company reclassified expense related to the ALLL to provision for loan losses and expense related to changes in the allowance for loan loss contingency into noninterest expense for all periods presented. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Federal Funds Sold and Securities Purchased under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell as reported in the consolidated balance sheet include interest-bearing deposits in other financial institutions of $28.6 million and $15.9 million at March 31, 2005 and December 31, 2004, respectively.

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

If compensation cost related to both the Company’s stock option awards to employees and directors and to the Employee Stock Purchase Plan had been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income, basic earnings per share, and diluted earnings per share would have been the pro forma amounts shown below for the three months ended March 31, 2005 and 2004:

	For the three months ended
	March 31,
(Dollars in thousands, except per share amounts)	2005	2004
Net income, as reported	$24,150	$14,010

Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(3,110)	(4,148)
Net income, pro forma	$21,040	$9,862

Earnings per common share – basic:
As reported	$0.68	$0.40
Pro forma	0.59	0.28
Earnings per diluted share – diluted:
As reported	$0.62	$0.38
Pro forma	0.55	0.28

Refer to the Company’s 2004 Annual Report on Form 10-K under “Part II. Item 8. Consolidated Financial Statements and Supplementary Data — Note 18 to the Consolidated Financial Statements — Employee Benefit Plans” for assumptions used in calculating the pro forma amounts above.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” which is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments using a fair value method, and record such expense in the Company’s consolidated financial statements for interim or annual reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the SEC) changed the effective date of SFAS No. 123(R) from the first interim or annual reporting period beginning after June 15, 2005 to the first annual reporting period beginning after June 15, 2005. The effect of this change was to defer the effective date of FAS 123(R) for the Company and all calendar year companies until fiscal 2006.

The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated results of operations, financial position, and statement of cash flows as such expense will now be reported in its consolidated financial statements rather than on a pro forma basis in the notes to the consolidated financial statements. However, the Company expects that the pro forma expense calculated under SFAS No. 123 (above) does approximate the expense that will be recognized under SFAS No. 123(R).

3.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2005 and 2004.

	For the three months ended March 31,
(Dollars and shares in thousands,	Net	Weighted Average	Per Share
except per share amounts)	Income	Shares	Amount

2005:
Basic EPS:
Income available to common stockholders	$24,150	35,385	$0.68
Effect of dilutive securities:
Stock options and restricted stock	—	3,405

Diluted EPS:
Income available to common stockholders plus common stock equivalents	$24,150	38,790	$0.62

2004:
Basic EPS:
Income available to common stockholders	$14,010	34,881	$0.40
Effect of dilutive securities:
Stock options and restricted stock	—	1,841

Diluted EPS:
Income available to common stockholders plus common stock equivalents	$14,010	36,722	$0.38

4.  Investment Securities

The detailed composition of the Company’s investment securities is presented as follows:

	March 31,	December 31,
(Dollars in thousands)	2005	2004

Available-for-sale securities, at fair value	$2,030,238	$2,112,284
Marketable securities (investment company accounting)(1)	473	480
Non-marketable securities (investment company accounting):
Venture capital fund investments(2)	59,606	52,547
Other private equity investments(3)	18,743	15,720
Other investments(4)	15,418	13,635
Non-marketable securities (cost basis accounting):
Venture capital fund investments	26,093	25,400
Tax credit funds	13,473	14,070
Federal Home Loan Bank stock (5)	12,798	12,798
Federal Reserve Bank stock (5)	7,954	7,967
Other private equity investments	3,386	3,306
Total investment securities	$2,188,182	$2,258,207

(1)   Marketable equity securities (investment company accounting) included $0.5 million related to Silicon Valley BancVentures, LP, at March 31, 2005 and December 31, 2004, respectively. The Company has a controlling ownership interest of 10.7% in the fund.  Excluding the minority interest-owned portion of Silicon Valley BancVentures, LP, the Company has marketable equity securities (investment company accounting) of $0.1 million as of March 31, 2005 and December 31, 2004, respectively.

(2)   Non-marketable venture capital fund investments included $48.4 million and $45.3 million related to SVB Strategic Investors Fund, LP, at March 31, 2005, and December 31, 2004, respectively. The Company has a controlling ownership interest of 12.56% in the fund. It also included $11.2 million and $7.3 million related to SVB Strategic Investors Fund II, LP, at March 31, 2005 and December 31, 2004, respectively. The Company has a controlling interest of 9.47% in the fund.

(3)   Non-marketable other private equity investments included $18.7 million and $15.7 million related to Silicon Valley BancVentures, LP, at March 31, 2005, and December 31, 2004, respectively. The Company has a controlling ownership interest of 10.7% in the fund. Excluding the minority interest-owned portion of Silicon Valley BancVentures, LP, the Company has non-marketable other private equity investments of $2.0 million and $1.7 million as of March 31, 2005, and December 31, 2004, respectively.

(4)   Non-marketable other investments included $9.3 million and $9.0 million related to Partners For Growth, LP, at March 31, 2005 and December 31, 2004, respectively. The Company has a majority ownership interest of 53.2% in the fund. It also included $2.9 million and $3.0 million related to Gold Hill Venture Lending Partners 03, LLC and Gold Hill Venture Lending 03, LP, respectively, as of March 31, 2005. It also included $2.4 million and $2.3 million related to Gold Hill Venture Lending Partners 03, LLC and Gold Hill Venture Lending 03, LP, respectively, as of December 31, 2004. The Company has a majority interest of 90.65% in Gold Hill Venture Lending Partners 03, LLC.

(5)   Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock are restricted, as the Company is required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement.

The following tables present the total commitments, funded commitments, and carrying value of the Company’s venture capital and other private equity investments at March 31, 2005. The tables also present net investment gains (losses) for the three months ended March 31, 2005.

	Consolidated as of March 31, 2005
	Venture Capital Funds		Other Private Equity
(Dollars in thousands)	Wholly owned Fund Investments	Funds of Funds	Wholly owned Equity Investments	Co-Investment Fund	Venture Debt Funds	Total
Commitments by investors to consolidated funds	$—	$280,250	$—	$56,100	$47,000	$383,350
Commitments to investments	61,373	186,425	16,054	27,773	39,434	331,059
Commitments funded	46,884	78,994	16,054	27,773	19,705	189,410
Inception to date distributions	53,022	6,910	9,213	5,019	—	74,164
Current cost of investments:
Marketable	—	—	—	514	7	521
Non-marketable	26,092	74,826	1,665	20,519	15,614	138,716
Total current cost of investments	26,092	74,826	1,665	21,033	15,621	139,237

Carrying value:
Marketable	1	—	—	473	7	481
Non-marketable	26,092	59,606	1,665	18,743	15,379	121,485
Total carrying value of investments	26,093	59,606	1,665	19,216	15,386	121,966

Year-to-date net investment (losses) gains	1,205	387	(215)	220	(51)	1,546

	The Company’s ownership interest as of March 31, 2005
	Venture Capital Funds		Other Private Equity
(Dollars in thousands)	Wholly owned Fund Investments	Managed Funds of Funds	Wholly owned Equity Investments	Managed Venture Capital Fund	Venture Debt Funds	Total
Commitments to investments	$61,373	$30,300	$16,054	$6,000	$45,000	$158,727
Current cost of investments	26,092	9,039	1,665	2,250	10,958	50,005
Carrying value	26,093	7,141	1,665	2,055	10,734	47,688
Year-to-date net investment (losses) gains	1,205	274	(215)	24	(49)	1,239

The following tables present the carrying value of the Company’s non-marketable venture capital and other private equity investments at December 31, 2004:

	Consolidated as of December 31, 2004
	Venture Capital Funds		Other Private Equity
(Dollars in thousands)	Wholly owned Fund Investments	Funds of Funds	Wholly owned Equity Investments	Co-Investment Fund	Venture Debt Funds	Total

Commitments by investors to consolidated funds	$—	$225,800	$—	$56,100	$47,000	$328,900
Commitments to investments	61,003	165,925	16,008	24,945	37,431	305,312
Commitments funded	45,109	71,170	16,008	24,945	15,830	173,062
Inception to date distributions	50,733	6,007	9,212	5,009	—	70,961
Current cost of investments:
Marketable	—	—	—	514	7	521
Non-marketable	25,400	67,455	1,834	19,164	15,854	129,707
Total current cost of investments	25,400	67,455	1,834	19,678	15,861	130,228

Carrying value:
Marketable	—	—	—	473	7	480
Non-marketable	25,400	52,547	1,834	15,720	13,635	109,136
Total carrying value of investments	25,400	52,547	1,834	16,193	13,642	109,616

	The Company’s ownership interest as of December 31, 2004
	Venture Capital Funds		Other Private Equity
(Dollars in thousands)	Wholly owned Fund Investments	Managed Fund of Funds	Wholly owned Equity Investments	Managed Venture Capital Fund	Venture Debt Funds	Total

Commitments to investments	$61,003	$28,500	$16,008	$6,000	$45,000	$156,511
Current cost of investments	25,400	7,728	1,834	2,105	10,468	47,535
Carrying value	25,400	6,067	1,834	1,732	9,220	44,254

                The following table presents the components of gains and losses on investment securities, excluding warrant gains, for the three months ended March 31, 2005 and 2004.

	March 31,	March 31,
(Dollars in thousands)	2005	2004

Gross gains on investment securities:
Available-for-sale securities, at fair value	$50	$1,233
Non-marketable securities:
Venture capital fund investments	405	237
Other private equity investments	3,646	1,293
Total gross gains on investment securities	4,101	2,763

Gross losses on investment securities:
Non-marketable securities:
Venture capital fund investments	(2,102)	(1,341)
Other private equity investments	(400)	(100)
Total gross losses on investment securities	(2,502)	(1,441)
Net gains/(losses) on investment securities	$1,599	$1,322

Warrant gains totaled $1.7 million and $2.9 million for the three months ended March 31, 2005 and 2004, respectively.

5.  Loans and Allowance for Loan and Lease Losses

The detailed composition of loans, net of unearned income of $13.7 million and $14.4 million, for the periods ended March 31 2005, and December 31, 2004, respectively, is presented in the following table:

	March 31,	December 31,
(Dollars in thousands)	2005	2004

Core commercial	$1,415,483	$1,378,133
Asset-based lending	330,799	327,796
Accounts receivable factoring	202,282	224,897
Total commercial loans	1,948,564	1,930,826

Vineyard development	89,887	80,960
Commercial real estate	22,152	18,562
Total real estate construction	112,039	99,522

Real estate term — consumer	27,671	27,124
Real estate term — commercial	19,604	16,720
Total real estate term	47,275	43,844

Consumer and other	236,144	237,951
Total loans, net of unearned income	$2,344,022	$2,312,143

                                                The activity in the allowance for loan and lease losses for the three months ended March 31, 2005 and 2004 was as follows:

	Three months ended March 31,
(Dollars in thousands)	2005	2004

Beginning balance	$37,613	$49,862
(Recovery of)/provision for loan and lease losses	(3,843)	736
Loans charged off	(4,031)	(4,055)
Recoveries	5,959	2,838
Ending balance	$35,698	$49,381

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $13.4 million and $14.0 million at March 31, 2005, and March 31, 2004, respectively. Allocations of the allowance for loan and lease losses specific to impaired loans totaled $3.8 million at March 31, 2005, and $4.7 million at March 31, 2004. Average impaired loans for the three months ended 2005 and 2004 totaled $13.8 million and $14.4 million, respectively.

6.  Borrowings

The following table represents the outstanding borrowings at March 31, 2005 and December 31, 2004:

		March 31	December 31,
	Maturity	2005	2004
		(Dollars in thousands)

0% Short-term borrowings(1)	September 28, 2005	$9,192	$9,120
Other borrowings	Overdraft	1,523	—
Revolving line of credit — venture debt fund	Due on Demand	1,200	700
Total other borrowings		$11,915	$9,820

Contingently convertible debt	June 15, 2008	$146,975	$146,740
Junior subordinated debentures	October 30, 2033	50,272	49,421

(1)                        Relates to the acquisition of SVB Alliant (Alliant Partners) in 2001 and were payable to the former owners, who have been employed by the Company.  These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.

Contingently Convertible Debt

On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of the Company’s common stock. This represents 4,460,410 shares of the Company’s common stock. On August 14, 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission, with respect to the resale of the notes and the common stock issuable upon the conversion of the notes. The fair value of the convertible subordinated notes at March 31, 2005, was $196.5 million, based on quoted market prices. The Company intends to settle the principal amount of $150.0 million (accreted value) in cash. Please refer to the 2004 Annual Report on Form 10-K, under “Part II. Item 8. Consolidated Financial Statements and Supplementary Data — Note 12 to the Consolidated Financial Statements — Borrowings.” The notes were convertible during the three months ended March 31, 2005, due to the share price of $44.82 on December 31, 2004, exceeding their conversion price. The Company is unaware of any note holders exercising their conversion option. The potential dilutive effect of this contingently convertible debt using the treasury stock method was 1,113,888 shares as of March 31, 2005, and was included in the calculation of earnings per share for the three months ended March 31, 2005. The Company included the dilutive effect in its EPS calculation using the treasury stock method, in accordance with the provisions of Emerging Issue Task Force (EITF) issue No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share”. The exposure draft of SFAS No. 128R, if adopted in its proposed form, will require the Company to change its accounting for the calculation of EPS for its contingently convertible debt to the “if converted” method. If converted treatment of the contingently convertible debt would have decreased EPS by $0.05 per diluted common share, or 7.9% for the first quarter of 2005.

Concurrent with the issuance of the convertible notes, the Company entered into a convertible note hedge at a cost of $39.3 million and a warrant transaction providing proceeds of $17.4 million with respect to its common stock, with the objective of decreasing its exposure to potential economic dilution from conversion of the notes. The terms and conditions of the convertible note hedge are disclosed in the 2004 Annual Report on Form 10-K, under “Part II. Item 8. Consolidated Financial Statements and Supplementary Data — Note 15. Derivative Financial Instruments.” The cost of the convertible note hedge and the proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Under the warrant agreement, the Counterparty may purchase up to approximately 4,460,410 shares of the Company’s common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008.

7.0% Junior Subordinated Debentures

On October 30, 2003, the Company issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. The junior subordinated debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent that there are any earlier redemptions of any debentures by the Company. The Company may redeem the debentures prior to maturity in whole or in part, at its option, at any time on or after October 30, 2008. In addition, the Company may redeem the debentures, in whole but not in part, prior to October 30, 2008 upon the occurrence of certain events. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. Also see Note 7. Derivative Financial Instruments below. The fair value of the 7.0% junior subordinated debentures was estimated to be $49.9 million as of March 31, 2005.

Available Lines of Credit

The Company currently has available $306.0 million in federal funds and lines of credit, which were unused at March 31, 2005. In addition to the available federal funds lines the Company has reverse repurchase agreement lines available with multiple securities dealers. Reverse repurchase lines allow the Company to finance short term borrowings using various fixed income securities as collateral. At March 31, 2005, the Company had not borrowed against any of its reverse repurchase lines.

7.  Derivative Financial Instruments

Derivative instruments that the Company uses as a part of its interest rate risk management may include interest rate swaps, caps and floors, and forward contracts. On October 30, 2003, the Company entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair values associated with the majority of the Company’s 7.0% fixed rate, junior subordinated debentures. For information on the Company’s junior subordinated debentures, see Note 6. Borrowings.

The terms of this fair value hedge agreement provide for a swap of the Company’s 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. Because the swap meets the criteria for the short-cut treatment, the benefit or expense is recorded in the period incurred. This derivative agreement provided income of $0.4 million in the three months ended March 31, 2005. The swap agreement mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime after October 30, 2008. The Company assumes no ineffectiveness as the swap agreement meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the swap are offset by changes in the fair value of the junior subordinated debentures, and no net gain or loss is recognized in earnings. Changes in the fair value of the derivative agreement and the junior subordinated debentures are primarily dependent on changes in market interest rates. The derivative instrument had a fair value of $0.8 million, which was recorded in other assets at March 31, 2005.

On May 15, 2003, the Company entered into a convertible note hedge agreement (purchased call option) with a Counterparty with respect to its common stock, to limit its exposure to potential economic dilution from conversion of the Company’s $150.0 million principal amount of zero coupon convertible notes. For information on the Company’s $150.0 million principal amount of zero coupon convertible notes, see Note 6. Borrowings. Upon the occurrence of conversion events, the Company has the right to purchase up to approximately 4,460,410 of its common stock from the Counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. The Company has the option to settle any amounts due under the convertible hedge either in cash or net shares of its common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.

For the Company’s foreign exchange contracts and foreign currency option contracts, see “Part II. Item 8. Consolidated Financial Statements and Supplementary Data — Note 2. to the Consolidated Financial Statements — Summary of Significant Accounting Policies and Note 20. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments” in the Company’s 2004 Annual Report on Form 10-K.

8.  Common Stock Repurchase

$75.0 million share repurchase program authorized by the Company’s board of directors, effective January 27, 2005

On January 27, 2005, the Company announced that its board of directors authorized the repurchase of up to an additional $75.0 million of common stock under the Company’s stock repurchase program, in conjunction with the $160.0 million originally approved in May 2003. The additional $75.0 million of shares may be repurchased at any time, at the Company’s discretion, before June 30, 2006, in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, the repurchase of the additional shares may be commenced or suspended at any time prior to June 30, 2006, without any prior notice.

The Company repurchased 767,500 shares of its common stock for $33.9 million in the first quarter of 2005 under the May 2003 stock repurchase program. During the first quarter, the Company put into effect a 10b5-1 plan which allows the Company to automatically repurchase a predetermined number of shares per day at the market price. Since May 2003 when the program was approved by the board of directors, the Company has repurchased 5.6 million shares totaling $159.8 million as of March 31, 2005. The approximate dollar value of shares that may still be repurchased under this program is $75.2 million.

Included in the common stock repurchase activity in the first quarter was a block transaction of 400,000 shares of the Company’s common stock which was repurchased on March 2, 2005 from one of its principal stockholders, H.A. Schupf & Co., LLC. The shares were repurchased at a price of $44.20 per share for an aggregate price of $17.7 million, which reflected a discount from the current asking price, as quoted on the Nasdaq National Market, at the time the transaction was entered into.

9.  Segment Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing financial performance as the source of the Company’s reportable segments.

The Company is organized into five lines of banking and financial services for management reporting:  Commercial Banking, SVB Capital, SVB Alliant, Global Financial Services, and Private Client Services and Other. These operating segments are strategic units that offer different services to different clients. The segments are managed separately because they appeal to different markets and, accordingly, require different strategies. The results of operating segments are based on the Company’s internal profitability reporting process. This process assigns each client relationship in its entirety, to a primary operating segment. The process assigns income and expenses to the operating segments according to the customer’s primary relationship designation. Additionally, working capital and its associated costs are allocated to the operating segments on an economic basis, treating each operating segment as if it were an independent entity. Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, the internal profitability reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of operating segments based on the Company’s internal operating structure and is not necessarily comparable with similar information for other financial services companies. Changes in the management structure and/or the allocation process have resulted, and may in the future result in, changes in the Company’s allocation methodology as this process is under constant refinement. In the event of such changes, results for prior periods have been, and may be, restated for comparability. Changes in an individual client’s primary relationship designation have resulted, and may in the future result, in certain client’s inclusion in different segments in different periods.

As of March 31, 2005, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131, the Company’s reportable segments are: Commercial Banking and SVB Capital.  SVB Alliant, Private Client Services and Global Financial Services do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such, have been aggregated in a column labeled Other Business Services for segment reporting purposes.  For further information, please see our 2004 Annual Report on Form 10-K under “Part II. Item 8. Consolidated Financial Statements and Supplementary Data - Note 24. Segment Reporting.”

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

The Other Business Services segment is principally comprised of Private Client Services, SVB Alliant, and Global Financial Services and other business service units that are not part of the Commercial Bank or SVB Capital segments. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. SVB Alliant provides investment banking products and services including, merger and acquisition services, strategic alliances services, and specialized financial studies such as valuations and fairness opinions. Global Financial Services serves the needs of the Company’s domestic clients with global banking products, including foreign exchange and global finance and access to SVB’s international banking network for in-country services abroad. Global Financial Services also supports venture capital and commercial banking clients with business services through subsidiaries in India and the United Kingdom.

The other business services units provide various products and services. The Other Business Services segment also reflects those adjustments necessary to reconcile the results of operating segments based on the Company’s internal profitability reporting process to the Consolidated Financial Statements prepared in conformity with GAAP.

The Company’s primary source of revenue is from net interest income. Accordingly, the Company’s segments are reported using net interest income. The Company also evaluates performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. The Company does not allocate income taxes to its segments. Additionally, the Company’s management reporting model is predicated on average asset balances; therefore it is not possible to provide period-end asset balances for segment reporting purposes.

The Company’s segment information at and for the three months ended March 31, 2005 and 2004 are as follows:

	Commercial Banking	SVB Capital	Other Business Services	Total
	(Dollars in thousands)

First quarter of 2005
Net interest income	$50,955	$4,096	$14,877	$69,928
(Recovery of)/provision for loan and lease losses(1)	(3,413)	—	(430)	(3,843)
Noninterest income (2)	18,646	3,118	4,411	26,175
Noninterest expense (3)	42,587	4,556	13,480	60,623
Minority interest in net (income) loss of consolidated affiliates	—	—	616	616
Income (loss) before income taxes	$30,427	$2,658	$6,854	$39,939

Total average loans	$1,852,900	$82,245	$241,785	$2,176,930
Total average assets	1,875,453	207,115	3,042,079	5,124,647
Total average deposits	3,443,374	601,928	152,062	4,197,364
Goodwill at March 31, 2005	—	—	35,639	35,639

First quarter of 2004
Net interest income	$38,046	$2,434	$10,340	$50,820
(Recovery of)/provision for loan and lease losses(1)	1,218	4	(486)	736
Noninterest income (2)	18,574	847	5,465	24,886
Noninterest expense(3)	36,627	3,720	12,103	52,450
Minority interest in net (income) losses of consolidated affiliates	—	—	(481)	(481)
Income (loss) before income taxes	$18,775	$(443)	$3,707	$22,039

Total average loans	$1,519,373	$63,725	$223,994	$1,807,092
Total average assets	1,514,187	144,167	2,777,570	4,435,924
Total average deposits	3,003,583	478,904	137,702	3,620,189
Goodwill at March 31, 2004	—	—	37,549	37,549

(1) For segment reporting purposes, the Company reports net charge-offs as provision for loan and lease losses. Thus, the Other Business Services segment includes $(2.1) million and $(0.5) million for the three months ended March 31, 2005 and 2004, respectively, which represent the difference between net charge-offs and the provision for loan and lease losses.

(2) Noninterest income presented in the SVB Capital segment included warrant income of $1.7 million and $2.9 million, for the three months ended March 31, 2005 and 2004, respectively.

(3) Commercial Banking segment included direct depreciation and amortization of $0.4 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively. Due to the complexity of the Company’s cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments totaling approximately $1.7 million for both three months ended March 31, 2005 and 2004.

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

The table below summarizes the Company’s standby letter of credits at March 31, 2005. The maximum potential amount of future payments represents the amount that could be lost under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands as of	Expires within one	Expires after	Total amount	Maximum amount
March 31, 2005)	year or less	one year	outstanding	of future payments
Financial standby	$531,846	$49,783	$581,629	$581,629
Performance standby	8,476	5,311	13,787	13,787
Total	$540,322	$55,094	$595,416	$595,416

At March 31, 2005, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.5 million. At March 31, 2005, cash and investment securities collateral available to us to reimburse losses under financial and performance standby letters of credits was $245.2 million.

In addition to standby letter of credit guarantees, the Company has issued additional guarantees as off-balance sheet arrangement. As of March 31, 2005, those guarantees include the following:

*	The Bank has guaranteed credit cards issued to the Company’s clients by an unaffiliated financial institution. As of March 31, 2005, the combined credit limits on those accounts are $46.8 million.

*

The Company may be required to make contingent payments to the former owners of Woodside Asset Management based on their future revenue growth. During 2004, the Company paid one earn-out payment of $338,000 to the former owners of Woodside Asset Management. As of March 31, 2005, under the acquisition agreement, the maximum future gross earn-out payments to Woodside Asset Management’s former owners are $1.6 million.

11.   Legal Matters

On May 24, 2001, Gateway Communications, Inc. (Gateway) filed a lawsuit in the United States Bankruptcy Court for the Southern District of Ohio (Western Division) naming the Bank as a defendant.  Gateway (the debtor in the bankruptcy case) alleges that the Bank’s actions in connection with a loan resulted in Gateway’s bankruptcy, and seeks $20,000,000 in compensatory damages, punitive damages, interest and attorneys’ fees. On June 24, 2003, the Court dismissed four of the five counts in the complaint, including the claim for punitive damages, leaving one breach of contract claim. The Company believes that the sole remaining claim has no merit and intends to defend the lawsuit vigorously.  The action is scheduled for trial in December 2005.

The Company is unable to predict at this time the final outcome of the above matter and the ultimate effect, if any, on the Company’s liquidity, consolidated financial position or results of operations.

Additionally, from time to time, the Company is subject to other legal claims and proceedings that are in the normal course of the Company’s business. While the outcome of these matters is currently not determinable, based on information available to the Company, its review of such claims to date and consultation with outside counsel, the Company does not currently expect that the ultimate costs to resolve these matters, if any, will have a material adverse effect on the Company’s liquidity, consolidated financial position or results of operations.

12.   Subsequent Event

Repurchases under the Company’s stock repurchase program

From April 1, 2005 through April 30, 2005, the Company repurchased 0.2 million shares of its common stock totaling $7.4 million under the stock repurchase program. Since May 2003 when the program was approved by the board of directors, the Company has repurchased 5.8 million shares totaling $167.1 million as of April 30, 2005. The approximate dollar value of shares that may still be repurchased under this program is $67.9 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results.”

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and notes as presented in Part I - Item 1 of this report and in conjunction with our 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC). Certain reclassifications have been made to prior years’ results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

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

In part, our income is generated from interest rate differentials. The difference between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science, private equity, and premium wine industry sectors, and, to a lesser extent, from individuals served by our Private Client Services group. We do not obtain deposits from conventional retail sources and have no brokered deposits. As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of warrants in certain client companies.

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

The Commercial Banking group also provides investment services to our clients through our broker-dealer subsidiary, SVB Securities.  SVB Securities is registered with the National Association of Securities Dealers, Inc. (NASD). These services, which include money market mutual funds, fixed income securities and repurchase agreements enable our clients to better manage their assets.  We also offer investment advisory services through SVB Asset Management, one of our registered investment advisor subsidiaries. SVB Asset Management specializes in outsourced treasury management, customized cash portfolio management and reporting and monitoring for corporations.

SVB Capital

SVB Capital focuses on the business needs of our venture capital and private equity clients, establishing and maintaining relationships with those firms domestically and internationally. Through this segment, we provide banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services.

SVB Capital also makes investments in venture capital and other private equity firms and in companies in the niches we serve. The segment also manages three venture funds that are consolidated into our financial statements: SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, which are funds of funds that invest in other venture funds, and Silicon Valley BancVentures, LP, a direct equity venture fund that invests in privately held technology and life-science companies. This segment also includes 2004 investments in Gold Hill Venture Lending Partners 03, LP and its parallel funds (collectively known as Gold Hill Venture Lending Partners 03, LP), which provide secured debt to emerging growth clients in their earliest stages, and Partners for Growth, LP, a fund that provides secured debt to higher risk, emerging growth clients in their later stages. We define “emerging-growth” clients as companies in the start-up or early stages of their lifecycle. These companies tend to be privately held and backed by venture capital; they generally have few employees, have brought relatively few products or services to market, and have no or little revenue. By contrast, “middle market companies” tend to be more mature; they may be publicly traded and more established in the markets in which they participate, although not necessarily the leading players in the largest industries.

SVB Capital also offers services, through the Special Equities Group, to assist private equity firms, and the partners of such firms, with liquidating securities following initial public offerings and mergers and acquisitions, including in-kind stock transactions, restricted stock sales, block trading, and special situations trading such as liquidation of foreign securities and Private Investment in Public Equity (PIPE) positions.  The Special Equities Group is a division of SVB Securities, a broker-dealer registered with the NASD.

Other Business Services

The Other Business Services segment is principally comprised of SVB Alliant, Global Financial Services and Private Client Services, and other business service units that are not part of the Commercial Bank or SVB Capital segments. SVB Alliant, Global Financial Services and Private Client Services do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such, have been aggregated as Other Business Services for segment reporting purposes.

SVB Alliant

Through SVB Alliant, our investment banking subsidiary, we provide merger and acquisition advisory services (M&A), strategic alliance services, and specialized financial studies such as valuations and fairness opinions. In October 2003, we enhanced our investment banking product set by launching a Private Capital Group that provides advisory services for the private placement of securities. SVB Alliant is a broker-dealer registered with the NASD.

Global Financial Services

Global Financial Services serves the needs of the Company’s domestic clients with global banking products, including foreign exchange and global finance and access to SVB’s international banking network for in-country services abroad. Global Financial Services also supports venture capital and commercial banking clients with business services through subsidiaries in India and the United Kingdom.

Private Client Services and Other

Our Private Client Services and Other group is principally comprised of our Private Client Services group and other business services units. Private Client Services provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also help our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through our subsidiary, Woodside Asset Management, Inc., we provide individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals. As a result of the Private Client Services group’s recent decision to focus on its core banking and credit products, we are exploring strategic alternatives in relation to Woodside Asset Management, including a possible sale to a third party.

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

A summary of significant accounting policies and a description of accounting policies that are considered critical are described in Note 2 to the Consolidated Financial Statements and in the Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” which is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments using a fair value method, and record such expense in our consolidated financial statements for interim or annual reporting periods beginning after June 15, 2005. On April 14, 2005 the SEC changed the effective date of SFAS No. 123(R) from the first interim or annual reporting period beginning after June 15, 2005 to the first annual reporting period beginning after June 15, 2005. The effect of this change was to defer the effective date of FAS 123(R) for us and all calendar year companies until fiscal 2006.

The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations, financial position, and statement of cash flows as such expense will now be reported in our consolidated financial statements rather than on a pro forma basis in the notes to the consolidated financial statements. However, we expect that the pro forma expense calculated under SFAS No. 123 does approximate the expense that will be recognized under SFAS No. 123(R).

Results of Operations

Earnings Summary

We reported net income of $24.2 million, or $0.62 per diluted common share, for the three months ended March 31, 2005. This was $10.2 million, or 63.2%, higher than net income of $14.0 million, or $0.38 per diluted common share, for the three months ended March 31, 2004.

Dilutive Effect of Contingently Convertible Debt on our Diluted Earnings per Share Calculation

We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in our fully diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of Emerging Issue Task Force (EITF) issue No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share”. The exposure draft of SFAS No. 128R, if adopted in its proposed form, will require us to change our accounting for the calculation of EPS on our contingently convertible debt to the if converted method. If converted treatment of the contingently convertible debt would have decreased EPS by $0.05 per diluted common share, or 7.9% for the three months ended March 31, 2005, respectively.

Quarter ended March 31, 2005 Compared to Quarter ended March 31, 2004

Consolidated net income increased by $10.2 million between quarter ended March 31, 2005 and quarter ended March 31, 2004.

•                  Net interest income increased by $19.1 million due to an increase in interest-earning assets, particularly commercial loans and fixed income securities, and due to an improvement in yields generated from these assets.

•                  An increase in noninterest expense of $8.2 million was largely attributable to higher compensation expense of $6.1 million. Additionally, higher professional services expense of $1.7 million was primarily due to costs associated with commitment of resources to document, enhance and audit internal controls to accomplish compliance with the Sarbanes-Oxley Act of 2002.

The major components and changes of net income are summarized in the following table:

	For the three months
	ended March 31,		%
(Dollars in thousands)	2005	2004	Change

Net interest income	$69,928	$50,820	37.6%
(Recovery of)/provision for loan and lease losses	(3,843)	736	622.1
Noninterest income	26,175	24,886	5.2
Noninterest expense	60,623	52,450	15.6
Minority interest in net losses (income) of consolidated affiliates	616	(481)	228.1
Income before income taxes	39,939	22,039	81.2
Income tax expense	15,789	8,029	96.6
Net income	$24,150	$14,010	72.4
Return on average assets(1)	1.91%	1.27%
Return on average stockholders’ equity(1)	18.42	12.15
Average stockholders’ equity to average assets	10.38	10.46

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

The following tables set forth average assets, liabilities, minority interest, stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2005 and 2004, respectively.

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended March 31,
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Federal funds sold and securities purchased under agreement to resell(1)	$359,312	$2,197	2.48%	$541,819	$1,444	1.07%
Investment securities:
Taxable	2,020,406	21,736	4.36	1,515,957	14,023	3.72
Non-taxable(2)	92,079	1,574	6.93	144,413	2,247	6.26
Loans:
Commercial	1,789,100	42,628	9.66	1,514,123	33,303	8.85
Real estate construction and term	150,532	2,201	5.93	96,310	1,236	5.16
Consumer and other	237,298	3,200	5.47	196,659	2,093	4.28
Total loans, net of unearned income	2,176,930	48,029	8.95	1,807,092	36,632	8.15
Total interest-earning assets	4,648,727	73,536	6.42	4,009,281	54,346	5.45

Cash and due from banks	228,782			212,335
Allowance for loan and lease losses	(39,242)			(51,824)
Goodwill	35,639			37,551
Other assets (3)	250,741			228,581
Total assets	$5,124,647			$4,435,924

Funding sources:
Interest-bearing liabilities:
NOW deposits	$30,594	30	0.40	$23,475	25	0.43
Regular money market deposits	498,379	692	0.56	427,993	537	0.50
Bonus money market deposits	740,967	1,048	0.57	704,511	891	0.51
Time deposits	313,870	492	0.64	370,177	560	0.61
Contingently convertible debt	146,844	236	0.65	145,892	236	0.65
Junior subordinated debentures	49,491	484	3.97	49,311	350	2.85
Other borrowings	9,743	75	3.12	18,239	141	3.11
Total interest-bearing liabilities	1,789,888	3,057	0.69	1,739,598	2,740	0.63
Portion of noninterest-bearing funding sources	2,858,839			2,269,683
Total funding sources	4,648,727	3,057	0.27	4,009,281	2,740	0.27

Noninterest-bearing funding sources:
Demand deposits	2,613,554			2,094,033
Other liabilities	117,072			91,518
Minority interest in capital of consolidated affiliates	72,438			46,968
Stockholders’ equity	531,695			463,807
Portion used to fund interest- earning assets	(2,858,839)			(2,269,683)
Total liabilities, minority interest and stockholders’ equity	$5,124,647			$4,435,924

Net interest income and margin		$70,479	6.15%		$51,606	5.18%

Total deposits	$4,197,364			$3,620,189

(1)	Includes average interest-bearing deposits in other financial institutions of $19.7 million and $4.5 million for the three months ended March 31, 2005 and 2004, respectively.
(2)

Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in 2005 and 2004.  The tax equivalent adjustments were $551,000 and $786,000 for the three months ended March 31, 2005 and 2004, respectively.

(3)	Average equity investments of $122.4 million and $114.0 million for the three months ended March 31, 2005 and 2004, respectively, were reclassified to other assets as they were noninterest-yielding.

Net interest income is affected by changes in the amount and mix of interest-earnings assets and interest-bearing liabilities, referred to as “volume change.”  Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of simultaneous change attributable to both volumes and rates for the periods indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35.0% in 2005 and 2004.

	2005 Compared to 2004
	Three months ended March 31, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell	$(614)	$1,367	$753
Investment securities	4,188	2,852	7,040
Loans	7,720	3,677	11,397
Increase (decrease) in interest income	11,294	7,896	19,190

Interest expense:
NOW deposits	7	(2)	5
Regular money market deposits	91	64	155
Bonus money market deposits	45	112	157
Time deposits	(91)	23	(68)
Contingently convertible debt	—	—	—
Junior subordinated debentures	1	133	134
Other borrowings	(67)	1	(66)
(Decrease) increase in interest expense	(14)	331	317
Increase in net interest income	$11,308	$7,565	$18,873

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $70.5 million for the three months ended March 31, 2005, an increase of $18.9 million, or 36.6% from the comparable 2004 period. The increase in net interest income was the result of a $19.2 million increase in interest income and slightly offset by a $0.3 million increase in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $19.2 million increase in interest income was primarily the result of a $11.3 million favorable volume variance. The favorable volume variance resulted from a $639.4 million, or 15.9% increase, in average interest-earning assets. Increases in our sources of funding, largely deposits, were the main contributors to the increase in average interest-earning assets. We believe deposits increased due to an improved venture capital funding environment and a general improvement in business conditions for many of our clients. This increase was primarily centered in investment securities and loans, which collectively increased $822.0 million.

Average investment securities increased by $452.1 million, resulting in a $4.2 million favorable volume variance. In particular, relatively higher-yielding mortgage-backed securities and collateralized mortgage obligations increased by $461.5 million. We estimated the average duration of the investment portfolio at March 31, 2005 to be 2.5 years, compared to 1.6 years at March 31, 2004. The increase in duration was due primarily to a general increase in long-term interest rates.

In addition, average loans increased by $369.8 million resulting in a $7.7 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which represented $275.0 million of the increase, followed by smaller increases in the real estate and consumer loan categories. The increase in average loans reflects an improvement in economic activity and in the markets served by us. Our strategy is to grow average loans modestly throughout 2005, as our corporate technology efforts continue to develop.

Average federal funds sold and securities purchased under agreement to resell for the three months ended March 31, 2005 decreased, resulting in a $0.6 million unfavorable volume variance. The decrease was mainly due to our shifting funds into our investment portfolio.

Interest Income - Change in Market Interest Rates and Shift in Investment Portfolio Mix (Rate Variance)

Favorable rate variances associated with each component of interest earning assets caused a $7.9 million increase in interest income.  The yield on average interest-earning assets increased 97 basis points overall, largely driven by higher yields generated by average taxable investment securities and loans. The increase in yields on interest-earning assets was primarily caused by a shift in the average investment portfolio mix, a shift in the loan portfolio mix and an increase in our weighted-average prime lending rate and in short-term market rates.

The average yield on taxable investment securities for the three months ended March 31, 2005 increased 64 basis points to 4.36% from 3.72% in the comparable prior year period, causing a $2.9 million favorable rate variance associated with our average investment securities. This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher-yielding, mortgage-backed securities and collateralized mortgage obligations.

We realized a $3.7 million favorable rate variance associated with our loan portfolio, largely driven by higher yields from loans. The increase in loan yields was partially attributable to a shift in the composition of the loan portfolio to higher-yielding, asset-based lending and accounts receivable factoring products, which, on an average balance basis, increased by approximately 60.6% in the 2005 first quarter compared to the first quarter of 2004. In addition, on February 3, 2005 and again, on March 23, 2005, we increased our prime lending rate, each time by 25 basis points, bringing our prime rate to 5.75%, in response to increases in short-term market interest rates. Our weighted-average prime lending rate increased to 5.43% in the 2005 first quarter from 4.00% in the 2004 first quarter. As of March 31, 2005, approximately 76.3%, or $1.8 billion of our total loan portfolio, were variable rate loans and would reprice with an increase in our prime lending rate.

In addition, we realized a $1.4 million favorable rate variance associated with federal funds sold and securities under agreement to resell. The aforementioned increases in short-term market interest rates were largely responsible for this favorable rate variance.

Many elements of our interest-earning assets are extremely interest rate sensitive, thus we expect that any future increase in market interest rates will be incremental to our earnings.

Interest Expense

Total interest expense for the three months ended March 31, 2005 increased by $0.3 million which resulted from an unfavorable rate variance of $0.3 million resulting largely from a slight increase in interest expense related to deposits.

 The average cost of funds paid in the three months ended March 31, 2005 was 0.27%, unchanged from the three months ended March 31, 2004. The increase in deposit rates resulted from our decision to increase rates for certain types of deposit accounts, in response to recent increases in short term market interest rates.

(Recovery of)/provision for Loan and Lease Losses

The provision for loan and lease losses is based on our evaluation of the adequacy of the existing allowance for loan and lease losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

We realized a recovery of loan and lease losses of $3.8 million for the three months ended March 31, 2005, compared to a provision for loan and lease losses of $0.7 million for the comparable quarter a year ago.

We incurred net recoveries of approximately $1.9 million for the three months ended March 31, 2005 compared to net charge-offs of $1.2 million for the three months ended March 31, 2004. Credit quality remained strong with nonperforming loans at 0.59% of total gross loans. See “Financial Condition - Credit Quality and the Allowance for Loan and Lease Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the three months ended March 31, 2005 and 2004, and the percent changes from period to period:

	For the three months ended March 31,		%
(Dollars in thousands)	2005	2004	Change

Client investment fees	$7,396	$6,268	18.0%
Corporate finance fees	4,748	4,087	16.2
Letter of credit and foreign exchange income	4,693	3,729	25.9
Deposit service charges	2,504	3,713	(32.6)
Income from client warrants	1,723	2,908	(40.7)
Investment gains	1,599	1,322	21.0
Other	3,512	2,859	22.8
Total noninterest income	$26,175	$24,886	5.2

We offer client directed investment assets, sweep products, and asset management services on which we earn fees. The following table summarizes client investment funds in client directed investment assets, sweep products, and client investment assets under management as of March 31, 2005 and 2004:

(Dollars in millions)	At March 31, 2005	At March 31, 2004
Client investment funds:
Client directed investment assets	$7,452.0	$7,835.8
Sweep money market funds	1,355.5	1,093.8
Client investment assets under management	2,917.7	1,084.9
Total client investment funds(1)	$11,725.2	$10,014.5

(1) Client funds invested through Silicon Valley Bancshares, maintained at third party financial institutions.

Total client investment funds were $11.7 billion at March 31, 2005, compared to $10.0 billion at March 31, 2004, an increase of $1.7 billion, or by 17.1%. As of March 31, 2005, SVB Asset Management accounted for $2.9 billion, or 24.9%, of the total client investment funds. Mutual fund products totaled $6.1 billion and $6.7 billion at both March 31, 2005 and 2004, respectively.

Client investment fee income for the three months ended March 31, 2005 of $7.4 million was $1.1 million, or 18.0% higher, than $6.3 million for the three months ended March 31, 2004. The increased income in the three months ended March 31, 2005 as compared to March 31, 2004 was largely attributable to the growth in client investment funds generating this income.

Our fees, calculated on client average balances, ranged from 10 to 84 basis points as of March 31, 2005, compared to a range of 12 to 61 basis points as of March 31, 2004.

Corporate finance fees for the three months ended March 31, 2005 were $4.7 million at March 31, 2005, compared to $4.1 million at March 31, 2004, an increase of $0.6 million, or 16.2% higher, than for the three months ended March 31, 2004. SVB Alliant’s business is highly variable, thus we expect significant changes in corporate finance fees from period to period.

Letter of credit and foreign exchange fee income for the three months ended March 31, 2005 were $4.7 million at March 31, 2005, compared to $3.7 million at March 31, 2004, an increase of $1.0 million, or 25.9% higher, than for the three months ended March 31, 2004. The increase was primarily due to a higher volume of client foreign exchange transactions.

Deposit services for the three months ended March 31, 2005 were $2.5 million at March 31, 2005, compared to $3.7 million at March 31, 2004, a decrease of $1.2 million, or 32.6% lower, than for the three months ended March 31, 2004. Clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments that we recognize as deposit service charges income. Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received higher earnings credit in the three months ended March 31, 2005 compared to the respective prior year period due to increased short-term market interest rates in the first three months of 2005, resulting in additional credits to offset deposit service charges.

Income from client warrants recognized during the three months ended March 31, 2005 and 2004 was $1.7 million and $2.9 million, respectively, a decrease of $1.2 million or 40.7%.

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

Investment gains during the three months ended March 31, 2005 and 2004 were $1.6 million and $1.3 million, respectively, an increase of $0.3 million or 21.0%.  We recognized net investment gains for the three months ended March 31, 2005 over the same period for the three months ended March 31, 2004. Investment gains for the three months ended March 31, 2005 were concentrated in our managed funds of funds, our managed venture capital fund, and direct equity investments. Gain on our equity investments, excluding the impact of minority interest, were $1.2 million for the three months ended March 31, 2005, compared to net loss of $(0.5) million from the same period a year ago. We expect continued variability in the performance of our equity securities portfolio.

Noninterest Expense

The following table presents the detail of noninterest expense including the percent change in noninterest expense for the current year periods compared to the prior year periods:

	For the three months ended March 31,		%
(Dollars in thousands)	2005	2004	Change

Compensation and benefits	$40,154	$34,103	17.7%
Professional services	5,070	3,339	51.8
Net occupancy	4,580	4,523	1.3
Furniture and equipment	2,719	2,909	(6.5)
Business development and travel	2,090	1,991	5.0
Correspondent bank fees	1,221	1,281	(4.7)
Data processing services	1,013	1,085	(6.6)
Telephone	889	782	13.7
Recovery of provision for loan and lease loss contingency	(185)	(719)	74.3
Other	3,072	3,156	(3.0)
Total noninterest expense	$60,623	$52,450	15.6

The increase in compensation and benefits expense of $6.1 million was primarily due to an increase in incentive compensation expense of $2.5 million, or 52.8%, to $7.1 million for the three months ended March 31, 2005, compared to $4.6 million for the comparable prior year period. The increase in incentive compensation is largely attributable to our improved consolidated financial performance.

The remainder of the increase in compensation and benefit expense in the first quarter of 2005 was largely due to increases in salaries and wages expense, employee stock ownership plan expense, and equity-based compensation expense. Salaries and wages expense increased by $2.3 million, or 11.8%, to $22.3 million for the 2005 first quarter, compared to $19.9 million for the 2004 first quarter. The increase was primarily attributable to an increase in average full-time equivalent (FTE) personnel and higher rates of employee salaries and wages. FTE personnel were 1,032 for the 2005 first quarter, a 6.5% increase from 969 FTE personnel for the 2004 first quarter.

Equity-based compensation increased by $0.9 million, or 386.6%, to $1.1 million for the 2005 first quarter, compared to $0.2 million for the 2004 first quarter. This increase reflects our increased use of restricted stock and restricted stock units, in lieu of stock options, as components of our employee compensation structure, as we transition our equity-based compensation programs.

Lastly, employee stock ownership plan expense increased by $0.4 million, or 40.8%, to $1.4 million for the 2005 first quarter, compared to $1.0 million for the 2004 first quarter. The increase was attributable to our improved consolidated financial performance.

Professional service expense totaled $5.1 million for the three months ended March 31, 2005, an increase of $1.8 million as compared to $3.3 million for the three months ended March 31, 2004. The primary components of this net increase were associated with commitment of resources to document, enhance and audit internal controls to accomplish compliance with the Sarbanes-Oxley Act of 2002 and the independent audit thereof.

Minority Interest in Net (Gains) Losses of Consolidated Affiliates

Investment gains or losses related to our managed funds, (see Note 4. Investment Securities), are included in noninterest income.

Minority interest in the net gains or losses of these consolidated managed funds primarily represents net investment gains or losses and management fees expenses attributable to the minority interest holders in these managed funds.

The change from net minority interest gains in the first quarter of 2004 to net minority losses in the first quarter of 2005 is primarily attributable to lower returns from one of our managed funds and SVB Strategic Investors Fund, LP. Additionally, two managed funds, Taurus LP and Libra LP returned $0.3 million in investment gains in Q1 2004. These funds were liquidated in the fourth quarter of 2004.

(Dollars in thousands)	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Minority interest in net losses (income) of consolidated affiliates	$616	$(481)

Income Taxes

Our effective tax rate was 39.5% for the three months ended March 31, 2005, compared with 36.4% for the three months ended March 31, 2004. The increase in our effective tax rate was primarily attributable to higher pre-tax income which resulted in a lower impact of our federally tax-exempt bonds and tax credit funds on overall pre-tax income.

Operating Segment Results

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in our 2004 Annual Report on Form 10-K, “Part I. Item 1. Business – Business Overview.”

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances and therefore, it is not possible to provide period end asset balances for segment reporting purposes. Our segment information at and for the three months ended March 31, 2005 and 2004 are as follows:

Commercial Banking

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for the first quarter ended March 31, 2005 of $30.4 million represented an increase of $11.6 million, or 62.1%, from $18.8 million for the same period a year ago. This increase was the net result of higher revenues of $13.0 million and higher net recoveries of $4.6 million, offset by higher noninterest expenses of $6.0 million. The higher revenues were comprised of higher net interest income of $12.9 million and higher noninterest income of $0.1 million.

Net interest income of $51.0 million for the first quarter ended March 31, 2005 increased $12.9 million, or 33.9%, from $38.0 million for the same period a year ago. Higher loans and deposit volumes along with higher interest rates drove this increase.

Recovery of provision for loan and lease losses of $3.4 million for the first quarter ended March 31, 2005 represented a net change of approximately $4.6 million from $(1.2) million for the same period a year ago.

Noninterest income of $18.6 million for the first quarter ended March 31, 2005 increased $0.1 million, or 0.4%, from $18.6 million for the same period a year ago.

Noninterest expense of $42.6 million for the first quarter ended March 31, 2005 increased $6.0 million, or 16.3%, from $36.6 million for the same period a year ago. The increase in direct noninterest expense was primarily driven by expense related to compensation and benefits and correspondent bank fees. Specifically, base compensation increased $0.9 million and incentive compensation increased $0.8 million. Correspondent bank fees were $1.2 million, and these fees were not reported as part of Commercial Bank in 2004. Noninterest expenses related to units supporting Commercial Bank activities were also allocated to Commercial Bank. Increases in base compensation, incentive compensation and professional services related to the support units also contributed to the expense increase.

Financial Condition

Commercial Banking had an increase in average deposits of $439.8 million, or 14.6%, and an increase in average loans of $333.5 million, or 22.0%, during the first quarter ended March 31, 2005 compared to the same period a year ago. The loan products with the largest growth were asset-based lending, which grew by $129.3 million, and core commercial lending, which grew by $95.8 million.

The increase in average deposits and average loans reflects an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

SVB Capital

Net Income (Loss) Before Taxes

SVB Capital’s income before taxes for the first quarter ended March 31, 2005 of $2.7 million represented a $3.1 million, or 700% increase, compared to $(0.4) million for the same period a year ago. This increase was primarily attributable to increases in interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income for the first quarter ended March 31, 2005 of $4.1 million represented a $1.7 million increase, or 68.3%, from $2.4 million for the same period a year ago. Higher loans and deposit volumes along with higher interest rates drove this increase.

Noninterest income for the first quarter ended March 31, 2005 of $3.1 million represented a $2.3 million, or 268.1% increase, from $0.8 million for the same period a year ago. The increase was primarily a result of gains on securities net of minority interest, and increased fund management fees. Minority interest in the net gains or losses of these consolidated managed funds primarily represent net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds.

Noninterest expense for the first quarter ended March 31, 2005 of $4.6 million represented a $0.9 million, or 22.5% increase from $3.7 million for the same period a year ago. The increase in direct noninterest expense is primarily attributed to compensation and benefits, which increased by $0.5 million due to higher stock based compensation and incentive compensation expense.  Noninterest expenses related to units supporting SVB Capital activities were also allocated to SVB Capital. Increases in base compensation, incentive compensation, and professional services related to the support units also contributed to the expense increase.

Financial Condition

SVB Capital had an increase in average deposits of $123.0 million, or 25.7%, and average loans of $18.5 million, or 29.1%, during the first quarter ended March 31, 2005 compared to the same period a year ago. The growth in average deposits and average loans was due to various market factors, including an improved funds flow environment for SVB Capital’s client base, venture capital, and private equity firms, as well as our initiatives to serve clients at all states of growth.

Other Business Services

The Other Business Services segment is principally comprised of Private Client Services, SVB Alliant and Global Financial Services and other business service units that are not part of the Commercial Bank or SVB Capital segments. These segments do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such have been combined with other business service units for segment reporting purposes. The Other Business Services segment also reflects those adjustments necessary to reconcile the results of operating segments based on the Company’s internal profitability reporting process to the interim unaudited consolidated financial statements prepared in conformity with GAAP. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. SVB Alliant provides investment banking products and services including, merger and acquisition services, strategic alliances services, and specialized financial studies such as valuations and fairness opinions. Global Financial Services serves the needs of our domestic clients with global banking products, including foreign exchange and global finance and access to our international banking network for in-country services abroad. Global Financial Services also supports venture capital and commercial banking clients with business services through subsidiaries in India and the United Kingdom.

Net interest income of $14.9 million for the first quarter ended March 31, 2005 increased $4.6 million, or 43.9%, from $10.3 million for the same period a year ago. The increase in net interest income is primarily attributed to an increase of $4.9 million related to an increased gap between the funds transfer rates utilized for profitability reporting and the realized earnings on the investment portfolio.

Financial Condition

Our total assets were $5.0 billion at March 31, 2005, a decrease of $106.0 million, or 2.1%, compared to $5.2 billion at December 31, 2004.  The decrease in our total assets was primarily concentrated in investment securities.

Federal Funds Sold and Securities Purchased Under Agreement to Resell

Federal funds sold and securities purchased under agreement to resell totaled $144.0 million at March 31, 2005, a decrease of $22.2 million, or 13.4%, compared to the $166.3 million outstanding at December 31, 2004. The decrease was caused by lower total client deposit balances period over period.

Investment Securities

Investment securities totaled $2.2 billion at March 31, 2005, a decrease of $70.0 million, or 3.1% from December 31, 2004. The decrease was largely attributable to short-term investments, which decreased by $131.9 million, partially offset by increases in mortgage and asset-backed securities, which increased by $43.2 million.

The increase in certain market interest rates during the three months ended March 31, 2005 resulted in pre-tax unrealized losses on our available-for-sale fixed income securities investment portfolio, of $18.7 million as of March 31, 2005. This unrealized loss on available-for-sale fixed income securities included a pre-tax unrealized losses of $3.2 million associated with equity securities, which includes our warrant portfolio, venture capital fund, private equity, and managed fund investments.

Based on March 31, 2005 market valuations, we had $3.3 million in unrealized pre-tax warrant gains. We are restricted from exercising many of these warrants until later in 2005. As of March 31, 2005, we directly held 1,899 warrants in 1,366 companies, and held investments directly and through our managed investment funds, in 307 venture capital funds, 43 companies, and two venture debt funds.

We are typically contractually precluded from taking steps to hedge any current unrealized gains associated with many of these equity instruments. Hence, the amount of income realized by us from these equity instruments in future periods might vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

Refer to our 2004 Annual Report on Form 10-K under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Part II. Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies—Investment Securities” for our accounting policies related to investment securities.

Loans

Loans, net of unearned income, at March 31, 2005, totaled $2.3 billion, an increase of $31.9 million from the balance at December 31, 2004. Our strategy is to grow loans modestly throughout the remainder of 2005 in line with improved venture capital fund activity and as our later stage corporate technology efforts continue to develop.  Our gross loans by industry niche as of March 31, 2005 and December 31, 2004 are as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Technology	$1,065,763	$1,044,444
Life science	219,781	232,654
Venture capital	343,064	306,939
Winery	327,481	329,812
Other(1)	401,590	412,647
Total gross loans	$2,357,679	$2,326,496

(1) At March 31, 2005, this balance was predominantly Private Client Services loans.  The balance also included real estate, media and religious niche loans, areas that we exited in 2002 but will continue to service until the loans are paid off.

Credit Quality and the Allowance for Loan and Lease Losses

For a description of the accounting policies related to the allowance for loan and lease losses, see “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2004 Annual Report on Form 10-K.

We incurred $4.0 million and $6.0 million in gross loan charge-offs and recoveries, respectively, during the three months ended March 31, 2005. The gross charge-offs and recoveries for the third quarter ended March 31, 2005 represented a diverse portfolio of relatively small loans.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest and loans on nonaccrual status. The rise of nonperforming loans (NPL) was primarily related to loans secured by real estate. Due to the quality of the related collateral, this rise in NPLs did not result in a significant impact on the allowance for loan and lease losses at March 31, 2005. The table below sets forth certain relationships between nonperforming assets and the allowance for loan and lease losses:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Nonperforming assets:
Loans past due 90 days or more	$566	$616
Nonaccrual loans	13,360	14,322
Total nonperforming assets	$13,926	$14,938

Nonperforming loans as a percentage of total gross loans	0.59%	0.64%
Nonperforming assets as a percentage of total assets	0.28%	0.29%

Allowance for loan and lease losses	$35,698	$37,613
As a percentage of total gross loans	1.51%	1.62%
As a percentage of nonperforming assets	256.34%	251.79%

In addition to the loans disclosed in the foregoing analysis, we have identified loans which totaled $7.6 million, that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Deposits

Deposits decreased by $63.2 million to $4.2 billion at March 31, 2005, compared to the balance at December 31, 2004. Noninterest-bearing demands deposits increased slightly from December 31, 2004, as a percentage of total deposits, at approximately 63.6%.

Liabilities

Other liabilities at March 31, 2005 decreased from December 31, 2004, primarily due to a decrease in accrued variable compensation.

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

Common Stock

$75.0 million share repurchase program authorized by the Company’s board of directors, effective January 27, 2005

On January 27, 2005, we announced that our board of directors authorized the repurchase of up to an additional $75.0 million of common stock under our stock repurchase program, in conjunction with the $160.0 million originally approved in May 2003. The additional $75.0 million of shares may be repurchased at any time, at our discretion, before June 30, 2006, in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, the repurchase of the additional shares may be commenced or suspended at any time prior to June 30, 2006, without any prior notice.

We repurchased 767,500 shares of our common stock for $33.9 million in the first quarter of 2005 under the May 2003 stock repurchase program. During the first quarter, we put into effect a 10b5-1 plan which allows us to automatically repurchase a predetermined number of shares per day at the market price. Since May 2003 when the program was approved by the board of directors, we have repurchased 5.6 million shares totaling $159.8 million as of March 31, 2005. The approximate dollar value of shares that may still be repurchased under this program is $75.2 million.

Included in the common stock repurchase activity in the first quarter was a block transaction of 400,000 shares of our common stock which was repurchased on March 2, 2005 from one of our principal stockholders, H.A. Schupf & Co., LLC. The shares were repurchased at a price of $44.20 per share for an aggregate price of $17.7 million, which reflected a discount from the current asking price, as quoted on the Nasdaq National Market, at the time the transaction was entered into.

Stockholders’ Equity

Stockholders’ equity totaled $516.9 million at March 31, 2005, a decrease of $15.4 million, or 2.9%, from the $532.3 million balance at December 31, 2004.  This decrease was primarily as a result of our initiative to repurchase our common stock in the first quarter of 2005. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of March 31, 2005. As of March 31, 2005, there were no plans for payment of dividends.

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

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution. For further information on risk-based capital and leverage ratios as defined by the Federal Reserve Board, see our 2004 Annual Report on Form 10-K, under “Part I. Item 1. Business—Supervision and Regulation—Regulatory Capital.”

Both Silicon Valley Bancshares’ and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of March 31, 2005, and December 31, 2004. Capital ratios for Silicon Valley Bancshares are set forth below:

	March 31 2005	December 31, 2004
Silicon Valley Bancshares:
Total risk-based capital ratio	16.10%	15.88%
Tier 1 risk-based capital ratio	12.75%	12.53%
Tier 1 leverage ratio	10.80%	10.87%

The improvement in our total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios from December 31, 2004, to March 31, 2005, was attributable to an increase in Tier 1 capital from year-to-date earnings and from proceeds from the exercise of employee stock options, partially offset by growth in risk-weighted assets, particularly loans.

A part of the dividends paid in 2003 and the dividend paid in 2004 were in excess of the amount permitted under the California State Department of Financial Institutions (DFI) guidelines. Therefore, Bancshares was required by the DFI to return to Silicon Valley Bank a portion the 2003 dividend and the 2004 dividend—the total amount returned totaled $28.4 million. At this time, Silicon Valley Bank must obtain prior approval from the DFI before paying any further dividends to Bancshares.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20%.  The Bank’s ratio of liquid assets to total deposits was 48.47% and 47.58% at March 31, 2005 and December 31, 2004, respectively, both well in excess of our minimum policy guidelines.  In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of March 31, 2005 and December 31, 2004, we were in compliance with all of these policy measures.

In analyzing our liquidity during the three months ended March 31, 2005 and 2004, reference is made to our interim unaudited consolidated statement of cash flows for the three months ended March 31, 2005 and 2004; see “Item 1. Interim Unaudited Consolidated Financial Statements.” The statement of cash flows includes separate categories for operating, investing, and financing activities.

Cash provided by operating activities was $10.8 million, which included net income of $24.2 million for the three months ended March 31, 2005. Adjustments for noncash items included depreciation and amortization of $2.0 million, offset primarily by negative provisions for loan and lease losses of $3.8 million, net gains on disposition of client warrants of $1.7 million, and net gains of investment securities of $1.6 million. Sources of cash from changes in other assets and liabilities included an increase in other liabilities of $5.8 million, a net decrease in income tax receivable of $5.6 million and a net increase in deferred income tax of $3.7 million. Sources of cash were offset by decreases in accrued retention, warrant, and other compensation benefits payable of $29.8 million.

Cash provided by investing activities was $14.1 million for the three months ended March 31, 2005. Net cash inflow was primarily driven by proceeds from maturities and pay-downs of investment securities of $1.3 billion and proceeds from the sale of investment securities of $0.8 billion, partially offset by $2.1 billion in purchases of investment securities.

Cash used for financing activities was $74.5 million for the three months ended March 31, 2005, and was largely driven by net decreases in deposits of $63.2 million. Capital contributions from minority interest participants and proceeds from the issuance of common stock contributed $14.9 million and $4.8 million, respectively, and offset the overall cash decrease from our financing activities.

During the first quarter of 2005, our zero-coupon convertible debt notes were convertible due to the share price of $44.82 on December 31, 2004, exceeding their conversion price. We are unaware of any note holders exercising their conversion option.

Cash provided by operating activities was $2.9 million, which included net income of $14.0 million for the three months ended March 31, 2004. Adjustments for noncash items included depreciation and amortization of $2.0 million, offset primarily by net gains on disposition of client warrants of $2.9 million and net gains of investment securities of $1.3 million. Sources of cash from changes in other assets and liabilities included decreases in deferred income tax expenses of $2.2 million offset by decreases in accrued retention, warrant, and other compensation benefits payable of $13.5 million.

Cash used for investing activities was $127.0 million for the three months ended March 31, 2004. Net cash outflow was primarily driven by purchases of investment securities of $2.8 billion, partially offset by $2.1 billion in proceeds from the sale of investment securities and $0.6 billion in proceeds from maturities and pay-downs of investment securities.

Cash provided by financing activities was $19.5 million for the three months ended March 31, 2004, was largely driven by net increases in deposits of $9.4 million. Proceeds from the issuance of common stock and capital contributions from minority interest participants also contributed $4.8 million and $4.7 million, respectively, to the overall cash increase from our financing activities.

On a stand-alone basis, Bancshares’ primary liquidity channels include dividends from Silicon Valley Bank, its investment portfolio assets, and its ability to raise debt and capital.  The ability of Silicon Valley Bank to pay dividends is subject to certain regulations described in “Part I. Item 1. Business—Supervision and Regulation—Restriction on Dividends” of our 2004 Annual Report on Form 10-K.

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

•                  Forecasts of future economic performance

•                  Descriptions of assumptions underlying or relating to any of the foregoing

In this Quarterly Report on Form 10-Q, we make forward-looking statements discussing our management’s expectations about:

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

For further information see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2004 Annual Report on Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2004. As of March 31, 2005, there have been no significant changes to the interest rate risk information contained in our 2004 Annual Report on Form 10-K and our policies in managing interest rate risk.

Market Value of Portfolio Equity (MVPE)

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as our market value of portfolio equity (MVPE).

The following table presents our MVPE exposure at March 31, 2005 and December 31, 2004, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

	Estimated MVPE	Estimated Increase/ (Decrease) in MVPE		Estimated Net Interest Income	Estimated Increase/ (Decrease) in Net Interest Income
Change in interest rates (basis points)		Amount	Percent		Amount	Percent
	(Dollars in thousands)
March 31, 2005:
+200	$993,237	$452	0.0%	$339,630	$39,585	13.2%
+100	995,331	2,526	0.3	320,007	19,962	6.7
-	992,785	—	—	300,045	—	—
-100	951,337	(41,448)	(4.2)	274,977	(25,068)	(8.4)
-200	886,411	(106,374)	(10.7)	242,921	(57,124)	(19.0)
December 31, 2004:
+200	$1,019,622	$20,290	2.0%	$326,744	$41,285	14.5%
+100	1,014,190	14,858	1.5	306,492	21,033	7.4
-	999,332	—	—	285,459	—	—
-100	936,599	(62,733)	(6.3)	257,295	(28,164)	(9.9)
-200	876,445	(122,887)	(12.3)	230,514	(54,945)	(19.2)

The preceding table indicates that at March 31, 2005, in the event of an instantaneous and sustained increase or decrease in market interest rates, our MVPE would be expected to increase or decrease accordingly.

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

Our MVPE exposure at March 31, 2005 increased slightly from December 31, 2004, primarily due to changes in the investment portfolio while staying well within our policy guidelines. In addition, our net interest income at risk remains well within policy limits. These estimates are highly assumption dependent and will change regularly as the company’s asset-liability structure changes and as different interest rate environments evolve. We expect to continue to manage our interest rate risk actively utilizing on and off balance sheet strategies as appropriate.

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

Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income degradation exceeding 25.0%. Simulations as of March 31, 2005, indicated that we were well within these policy guidelines.

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

Factors That May Affect Future Results

Our business faces significant risks. The factors described below may not be the only risks we face, and are not intended to serve as a comprehensive listing. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following factors actually occurs, our business, financial condition and/or results of operations could suffer.

If a significant number of clients fail to perform under their loans, our business, profitability, and financial condition would be adversely affected.

As a lender, the largest risk we face is the possibility that a significant number of our client borrowers will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan and lease losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan and lease losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan and lease losses are dependent to a great extent on our experience and judgment. We cannot assure you that our allowance for loan and lease losses will be sufficient to absorb future loan and lease losses or prevent a material adverse effect on our business, profitability, or financial condition.

Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile, and we may need to make material provisions for loan and lease losses in any period, which could cause reduced net income or increased net losses in that period.

Our loan portfolio has a credit profile different from that of most other banking companies. Many of our loans are made to companies in the early stages of development with negative cash flow and no established record of profitable operations. In many cases, repayment of the loan is dependent upon receipt of additional equity financing from venture capitalists or others. Collateral for many of the loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in our technology and life science industry sectors, a borrower’s financial position can deteriorate rapidly. We also make loans that are larger, relative to the revenues of the borrower, than those made by traditional small business lenders, so the impact of any single borrower default may be more significant to us. Because of these characteristics, our level of nonperforming loans and loan charge-offs can be volatile and can vary materially from period to period. Changes in our level of nonperforming loans may require us to make material provisions for loan and lease losses in any period, which could reduce our net income or cause net losses in that period.

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

If conditions change adversely in the domestic or global economy, especially in the technology, life science, private equity, and premium wine industry niches, our business, growth, and profitability are likely to be materially adversely affected. Any worsening of the global or U.S. economic slowdown would harm many of our clients. Our clients may be particularly sensitive to disruptions in the growth of the technology sector of the U.S. economy. In addition, a substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California could harm the businesses of a disproportionate number of our clients. To the extent that our clients’ underlying businesses are harmed, they are more likely to default on their loans.

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

We will be required to change our method of accounting for stock compensation expense and our cash flows and results of operations, as well as our ability to attract, recruit, and retain certain key employees, could be adversely affected as a result.

We account for our employee stock options in accordance with Accounting Principles Board Opinion No. 25 and related interpretations, which provide that any compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options. As a result, when options are priced at the fair market value of the underlying stock on the date of grant, as is our practice, we incur no compensation expense. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123(R) requires us to record compensation expense for all employee stock grants. Such expense will have a material impact on our results of operations. Note, on April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) changed the effective date of SFAS No. 123(R) from the first interim or annual reporting period beginning after June 15, 2005 to the first annual reporting period beginning after June 15, 2005. The effect of this change was to defer the effective date of FAS 123(R) for the Company and all calendar year companies until the beginning of 2006.

In October 2004, in an effort to align our option grant rate to that of other financial institutions similar to us, we decreased the number of shares subject to options granted to our employees on a prospective basis. We may in the future consider taking other actions to modify employee compensation structures, such as granting cash compensation or other forms of equity compensation. Our decision to reduce the number of option shares to be granted on a prospective basis, any further change in our method of accounting for stock compensation expense, and any other future changes we may adopt in our employee compensation structures, could adversely affect our results of operations and cash flows, as well as our ability to attract, recruit, and retain certain key employees.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On May 24, 2001, Gateway Communications, Inc. (Gateway) filed a lawsuit in the United States Bankruptcy Court for the Southern District of Ohio (Western Division) naming Silicon Valley Bank (the Bank) as a defendant.  Gateway (the debtor in the bankruptcy case) alleges that the Bank’s actions in connection with a loan resulted in Gateway’s bankruptcy, and seeks $20,000,000 in compensatory damages, punitive damages, interest and attorneys’ fees. On June 24, 2003, the Court dismissed four of the five counts in the complaint, including the claim for punitive damages, leaving one breach of contract claim. We believe that the sole remaining claim has no merit and intends to defend the lawsuit vigorously.  The action is scheduled for trial in December 2005.

We are unable to predict at this time the final outcome of the above matter and the ultimate effect, if any, on our liquidity, consolidated financial position or results of operations.

Additionally, from time to time, we are subject to other legal claims and proceedings that are in the normal course of our business. While the outcome of these matters is currently not determinable, based on information available to us, our review of such claims to date and consultation with outside counsel, we do not currently expect that the ultimate costs to resolve these matters, if any, will have a material adverse effect on our liquidity, consolidated financial position or results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1, 2005 - January 31, 2005	—	$—	—	$109,200,000
February 1, 2005 - February 28, 2005	272,500	44.18	272,500	97,200,000
March 1, 2005 - March 31, 2005	495,000	44.24	495,000	75,200,000
Total	767,500	44.22	767,500	$75,200,000

(1)   On May 7, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to $160.0 million, with no specified expiration date. This program became effective immediately and replaced previously announced stock repurchase programs. Stock repurchases under this program may be made from time to time. On January 27, 2005, the Company announced that its Board of Directors authorized the repurchase of up to an additional $75.0 million of common stock under the stock repurchase program, in conjunction with the $160.0 million originally approved in May 2003. This $75.0 million of shares under this program may still be repurchased at any time, at our discretion, before June 30, 2006, in the open market, through block trades or otherwise, pursuant to applicable securities laws. Under this program, the Company repurchased in aggregate 5.6 million shares of common stock totaling $159.8 million as of March 31, 2005. The approximate dollar value of shares that may still be repurchased under this program totaled $75.2 million as of March 31, 2005.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

(a)           Exhibits:

See Index to Exhibits on page 47 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SILICON VALLEY BANCSHARES

Date: May 10, 2005	/s/ Donal D. Delaney
Donal D. Delaney
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001
3.1	Certificate of Incorporation	8-K	000-15637	3.1	April 26, 1999
3.2	Certificate of Amendment to Certificate of Incorporation	10-Q	000-15637	3.1	May 13, 2003
3.3	Amended and Restated Bylaws	10-K	000-15637	3.3	March 11, 2004
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.4	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein.	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3003 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
10.2	Amended and Restated Lease Termination Agreement, dated as of October 20, 2004, by and between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank	8-KA	000-15637	99.1	October 22, 2004
*10.3	Amended and Restated Silicon Valley Bancshares 1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.4	Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.29	August 13, 1996

*10.5	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.30	August 13, 1996
*10.6	Silicon Valley Bank 401(k) and Employee Stock Ownership Plan, as amended and restated	10-K	000-15637	10.6	March 16, 2005
*10.7	Form of Change in Control Severance Benefits Policy for Non-Executives	10-Q	000-15637	10.33	November 13, 1996
*10.8	Amended and Restated Silicon Valley Bancshares Retention Program Plan	10-Q	000-15637	10.8	August 9, 2004
*10.9	Severance Agreement between the Company and John C. Dean related to Garage.com™ as of August 12, 1998	10-Q	000-15637	10.40	November 13, 1998
*10.10	Severance Agreement between the Company and Harry W. Kellogg related to Garage.com™ as of August 12, 1998	10-Q	000-15637	10.41	November 13, 1998
*10.11	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000
*10.12	Silicon Valley Bancshares 1998 Equity Incentive Plan, amended as of July 20, 2000	10-Q	000-15637	10.45	November 14, 2000
*10.13	Change in Control Severance Benefits Policy of Silicon Valley Bank	10-Q	000-15637	10.46	November 14, 2000
*10.14	Consulting Agreement between Silicon Valley Bancshares and John C. Dean, effective as of May 1, 2001	10-Q	000-15637	10.47	May 15, 2001
*10.15	Silicon Valley Bancshares 1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.16	Form of Indemnity Agreement between the Company and its directors and officers	10-Q	000-15637	10.50	November 14, 2003
*10.17	Severance Agreement between the Company and Lauren Friedman	10-Q	000-15637	10.51	November 14, 2003
*10.18	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated August 4, 2000	10-K	000-15637	10.52	March 11, 2004
*10.19	Bonus Agreement Between Silicon Valley Bank and Marc Verissimo dated September 20, 2000	10-K	000-15637	10.53	March 11, 2004
*10.20	Promissory Note Between Silicon Valley Bancshares and Ken Wilcox dated April 4, 2002	10-K	000-15637	10.54	March 11, 2004
*10.21	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated April 2, 2002	10-K	000-15637	10.55	March 11, 2004
*10.22	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated May 6, 2002	10-K	000-15637	10.56	March 11, 2004
*10.23	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated January 16, 2003	10-K	000-15637	10.57	March 11, 2004
*10.24	Silicon Valley Bancshares Senior Management Incentive Compensation Plan	10-K	000-15637	10.58	March 11, 2004
*10.25	Separation Agreement Between Silicon Valley Bank and Leilani Gayles dated July 16, 2003	10-K	000-15637	10.59	March 11, 2004
*10.26	Offer Letter to Jack Jenkins-Stark dated February 20, 2004	10-Q	000-15637	10.26	May 7, 2004
*10.27	Offer Letter to David C. Webb dated May 25, 2004	10-Q	000-15637	10.27	August 9, 2004
*10.28	Silicon Valley Bank Deferred Compensation Plan, as amended and restated	8-K	000-15637	10.29	November 3, 2004

*10.29	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive	8-K	000-15637	10.30	November 5, 2004
*10.30	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.31	Form of Nonqualified Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.32	Form of Restricted Stock Award under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.33	Offer Letter to David Ketsdever dated November 13, 2004	8-K	000-15637	10.34	November 30, 2004
14.1	Code of Ethics	10-K	000-15637	14.1	March 16, 2005
21.1	Subsidiaries of Silicon Valley Bancshares	10-K	000-15637	21.1	March 16, 2005
23.1	Consent of KPMG LLP, independent registered public accounting firm	10-K	000-15637	23.1	March 16, 2005
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer					☒
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer					☒
32.1	Section 1350 Certifications					☒

*      Denotes management contract or any compensatory plan, contract or arrangement.