Form 10-K/A
period 2004-12-31
SVB FINANCIAL GROUP
filed 2005-12-30
CIK 719739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1 to Form 10-K)

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

OR

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-15637

SVB FINANCIAL GROUP

(formerly Silicon Valley Bancshares)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes ☒ No ☐

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

Explanatory Note

SVB Financial Group (formerly known as Silicon Valley Bancshares) (the “Company”) has restated its interim consolidated financial statements as of and for the three-month period ended March 31, 2005, the consolidated annual financial statements for the years 2004, 2003 and 2002, interim consolidated financial information for each of the quarters within fiscal 2004 and 2003, and selected financial data for fiscal years 2004, 2003, 2002, 2001 and 2000 (the “Restatement”).  As previously disclosed, the Board of Directors decided on July 18, 2005 that the Company should restate these financial statements after concluding that the Company’s accounting for its warrant portfolio should conform to certain accounting pronouncements for derivative instruments interpreting Statement of Financial Accounting Standard No. 133, as amended.  The restated financial statements reflect changes in the Company’s derivative equity warrant accounting and other related changes.  Additionally, in connection with the Restatement process, the Company reviewed, corrected and modified, where appropriate, certain of its accounting policies and practices which were not in accordance with generally accepted accounting principles in the U.S. (“GAAP”).  Changes made as a result of such corrections are also included in the restated financial statements and the selected financial data as applicable.   For a description of the changes made in connection with the Restatement, see Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations --- Restatement of Financial Statements” below, and Note 3, “Restatement of Financial Statements,” to the accompanying consolidated financial statements contained in this report.

Additionally, effective as of May 31, 2005, the Company changed its name from Silicon Valley Bancshares to SVB Financial Group.  The Company’s new name is reflected in this document.

 This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005 (the “Original Form 10-K”), is being filed to reflect restatements of the Company’s Consolidated Balance Sheets as of December 31, 2004 and 2003, the related Consolidated Statements of Income, Comprehensive Income and Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2004, and the notes related thereto.  For a more detailed description of these restatements, see Note 3, “Restatement of Financial Statements,” to the accompanying consolidated financial statements, and the section entitled “Restatement of Financial Statements” under Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K in its entirety.  However, this Form 10-K/A only amends and restates Items 6, 7, 7A, 8 and 9A of Part II, in each case as a result of, and to reflect, the Restatement.  No other information in the Original Form 10-K is amended hereby, except for the Company’s name change and certain updated risk factors and related party transactions in Items 7A and Item 8 of Part II, respectively.  The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-K or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Form 10-K has been amended to contain the consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Form 10-K and the Company has not updated the disclosure contained herein to reflect events that occurred at a later date.  Other events occurring after the filing of the original filing or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and/or the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, all of which will be filed after the filing of this Form 10-K/A, and any reports filed with the SEC subsequent to the date of this filing.

With the exception of this Form 10-K/A, the Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to December 31, 2004.  For this reason, the consolidated financial statements, report of independent registered public accounting firm and related financial information for the affected periods contained in such reports should no longer be relied upon.

Primary Financial Impact of Restatement

The accounting changes primarily had the following financial impact on the Company’s consolidated results of operations for the following years:

	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Interest Income	$(4,459)	$(5,184)	$(2,441)	$(6,725)	$(7,310)
Non-Interest Income	929	5,771	3,568	10,197	8,845
Net Income	$(1,510)	$1,065	$1,142	$9,829	$1,195

	Years Ended December 31,
	2004	2003	2002	2001	2000

Earnings per common share, after cumulative effect of change in accounting principle, net of tax
Earnings per Common Share -Basic, as reported	$1.86	$0.33	$1.21	$1.85	$3.41
Adjustment	(0.05)	0.03	0.03	0.20	0.02
Earnings per Common Share -Basic, as restated	$1.81	$0.36	$1.24	$2.05	$3.43

Earnings per Common Share -Diluted, as reported	$1.74	$0.32	$1.18	$1.79	$3.23
Adjustment	(0.04)	0.03	0.03	0.20	0.03
Earnings per Common Share -Diluted, as restated	$1.70	$0.35	$1.21	$1.99	$3.26

PART I.

ITEM 1.   BUSINESS

General

SVB Financial Group (formerly known as Silicon Valley Bancshares) is a bank holding company and a financial holding company that was incorporated in the state of Delaware in March 1999. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank’s deposits are insured by the Federal Deposit Insurance Corporation. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054 and our telephone number is 408.654.7400. When we refer to “SVB Financial Group” or “we” or use similar words, we intend to include SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank. When we refer to “SVB Financial,” we are referring only to the parent company, SVB Financial Group.

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

In part, our income is generated from interest rate differentials. The difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science, private equity, and premium wine industry sectors, and, to a lesser extent, from individuals served by our Private Client Services group. We do not obtain deposits from conventional retail sources and have no brokered deposits. As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrants in certain client companies.

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

Business Overview

SVB Financial Group is organized into groups, which manage the diverse financial services we offer:

Commercial Banking

We provide solutions to the needs of our commercial clients in the technology, life science, private equity and premium wine industries through our lending, deposit account and cash management, and global banking and trade products and services.

Through our lending products and services, we extend loans and other credit facilities to our commercial clients, most often secured by the assets of our clients. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable based lines of credit, asset-based loans, real estate loans, vineyard development loans, and financing of affordable housing projects. We often obtain warrants to purchase an equity position in a client company’s stock in consideration for providing credit facilities or for providing other services.

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

In 2004, Silicon Valley Bank established SVB Europe Advisors, Limited, a subsidiary in the United Kingdom that provides consulting and business services and access to financial services of Silicon Valley Bank to Europe based clients and prospects in the niches Silicon Valley Bank serves. In 2004, Silicon Valley Bank also established SVB India Advisors Pvt. Ltd., a subsidiary in Bangalore, India that provides consulting and business services to facilitate U.S.-based and Indian technology companies and private equity firms pursuing international business. SVB India Advisors provides services such as educational information, introductions to recommended service providers (lawyers, accountants, real estate brokers, etc.), networking events, and technical and consulting services for commercial and venture fund clients visiting India.

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

SVB Capital also makes investments in venture capital and other private equity firms and in companies in the niches we serve. The segment also manages three venture funds that are consolidated into our financial statements: SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, which are funds of funds that invest in other venture funds, and Silicon Valley BancVentures, LP, a direct equity venture fund that invests in privately held technology and life-science companies. This segment also includes 2004 investments in Gold Hill Venture Lending Partners 03, LP and its parallel funds (collectively known as Gold Hill Venture Lending Partners 03. LP), which provide secured debt to emerging growth clients in their earliest stages, and Partners for Growth, LP, a fund that provides secured debt to higher risk, emerging growth clients in their later stages. We define “emerging-growth” clients as companies in the start-up or early stages of their lifecycle. These companies tend to be privately held and backed by venture capital; they generally have few employees, have brought relatively few products or services to market, and have no or little revenue. By contrast, “middle market companies” tend to be more mature; they may be publicly traded and more established in the markets in which they participate, although not necessarily the leading players in their industries.

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

For further information on our business segments, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 25 Segment Reporting.

Business Combinations

On October 1, 2002, we acquired substantially all of the assets of Woodside Asset Management, Inc., an investment advisor firm, which had approximately $200 million under management for 70 clients. We offer Woodside Asset Management’s services as part of our Private Client Services. Additionally, as part of this acquisition, SVB Financial Group obtained the general partner interests in two limited partnerships: Taurus Growth Partners, LP and Libra Partners, LP. Both of these funds were liquidated and funds were fully disbursed to the limited partners by December 31, 2004. We had less than a 1% ownership interest in each of these funds. The remaining ownership interest represented limited partners’ funds invested on their behalf by the general partner in certain fixed income and marketable equity securities. However, due to our ability to control the investing activities of these limited partnerships, we were required to consolidate the related results of operations and financial condition into our consolidated financial statements for all periods presented.

On September 28, 2001, SVB Securities, a subsidiary of Silicon Valley Bank, completed the acquisition of SVB Alliant, an investment banking firm providing merger and acquisition and corporate partnering services. Our investment banking business continues to do business under the name “SVB Alliant.” See Item 8. Consolidated Financial Statements and Supplementary Data—Note 4 Business Combinations. On October 1, 2002, SVB Alliant was sold from our Silicon Valley Bank subsidiary to the SVB Financial Group.

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

Supervision and Regulation

General

Our operations are subject to extensive regulation by federal and state regulatory agencies. As a bank holding company, SVB Financial is subject to the Federal Reserve Board’s supervision, regulation, examination and reporting requirements under the Bank Holding Company Act of 1956 (BHC Act). SVB Financial has also qualified and elected to be treated as a financial holding company under the BHC Act. Silicon Valley Bank, as a California-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. Both SVB Financial and Silicon Valley Bank are required to file periodic reports with these regulators and provide any additional information that they may require. The following summary describes some of the more significant laws, regulations, and policies that affect our operations and is not intended to be a complete listing of all laws that apply to us. Any change in the statutes, regulations, or policies that apply to our operations may have a material effect on our business.

Regulation of Holding Company

The Federal Reserve Board requires SVB Financial to maintain minimum capital ratios, as discussed below in Regulatory Capital. Under Federal Reserve Board policy, a bank holding company is also required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks or to observe established guidelines with respect to the payment of dividends by bank holding companies will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of the Federal Reserve Board’s regulations, or both.

Prior to becoming a financial holding company, SVB Financial was required under the BHC Act to seek the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all of the assets, of any bank, bank holding company, or nonbank company. In addition, prior to becoming a financial holding company, SVB Financial was generally limited under the BHC Act to engaging, directly or indirectly, only in the business of banking or managing or controlling banks and other activities that were deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

The Gramm-Leach-Bliley Act of 1999 (GLB Act) amended the BHC Act to permit a qualifying bank holding company, called a financial holding company, to engage in a broader range of activities than those traditionally permissible for bank holding companies. A financial holding company may conduct activities that are “financial in nature,” including insurance, securities underwriting and dealing and market-making, and merchant banking activities, as well as additional activities that the Federal Reserve Board determines (in the case of incidental activities, in conjunction with the Treasury Department) are incidental or complementary to financial activities, without the prior approval of the Federal Reserve Board. The GLB Act also permits financial holding companies to acquire companies engaged in activities that are financial in nature or that are incidental or complementary to financial activities without the prior approval of the Federal Reserve Board. The GLB Act also repealed the provisions of the Glass-Steagall Act that restricted banks and securities firms from affiliating. On November 14, 2000, SVB Financial became a financial holding company. As a financial holding company, SVB Financial no longer requires the prior approval of the Federal Reserve Board to conduct, or to acquire ownership or control of entities engaged in, activities that are financial in nature or activities that are determined to be incidental or complementary to financial activities, although the requirement in the BHC Act for prior Federal Reserve Board approval for the acquisition by a bank holding company of more than 5% of any class of the voting shares of a bank or savings association (or the holding company of either) is still applicable. Additionally, under the merchant banking authority added by the GLB Act, SVB Financial may invest in companies that engage in activities that are not otherwise permissible, subject to certain limitations, including that SVB Financial make the investment with the intention of limiting the investment in duration and does not manage the company on a day-to-day basis.

To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be well capitalized (as discussed below in Regulatory Capital) and have at least “satisfactory” composite, managerial and Community Reinvestment Act (“CRA”) examination ratings. A bank holding company that does not satisfy the criteria for financial holding company status is limited to activities that were permissible under the BHC Act prior to the enactment of the GLB Act. A financial holding company that does not continue to meet all of the requirements for financial holding company status will, depending upon which requirements it fails to meet, lose the ability to undertake new activities or acquisitions that are not generally permissible for bank holding companies or to continue such activities.

SVB Financial is also treated as a bank holding company under the California Financial Code. As such, SVB Financial and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the California Department of Financial Institutions.

Regulatory Capital

The federal banking agencies have adopted minimum risk-based capital guidelines for bank holding companies and banks intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and those recorded as off-balance sheet items. These off-balance sheet items include transactions such as commitments, letters of credit, and recourse arrangements. Under these guidelines, dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are adjusted by one of several conversion factors and/or risk adjustment percentages. The Federal Reserve Board requires bank holding companies and state member banks generally to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well capitalized). At least half of total capital must consist of items such as common stock, retained earnings, noncumulative perpetual preferred stock, minority interests (including trust preferred securities) and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less most intangibles including goodwill (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of other preferred stock, certain other instruments, and limited amounts of subordinated debt and the loan and lease allowance. Not more than 25% of qualifying Tier 1 capital may consist of trust preferred securities. In order to be well capitalized, a bank holding company must have a minimum ratio of Tier 1 capital to risk-adjusted assets of 6%. The Federal Reserve Board also requires SVB Financial and Silicon Valley Bank to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the Tier 1 leverage ratio. For a bank holding company or a bank that meets certain specified criteria, including those in the highest of the five categories used by regulators to rate banking organizations, the minimum Tier 1 leverage ratio is 3%. All other institutions are required to maintain a Tier 1 leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points (or at least 5% to be well capitalized). In addition to these requirements, the Federal Reserve Board may set individual minimum capital requirements for specific institutions at rates substantially above the minimum guidelines and ratios. Under certain circumstances, SVB Financial must file written notice with, and obtain approval from, the Federal Reserve Board prior to purchasing or redeeming its equity securities. See Item 1. Business—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms for additional discussion of capital ratios.

The ability of SVB Financial, like other bank holding companies, to continue to include its outstanding trust preferred securities in Tier 1 capital has been made the subject of some doubt due to the issuance by the Financial Accounting Standards Board (FASB) in January 2003 of Interpretation No. 46 “Consolidation of Variable Interest Entities (VIE),” (FIN 46) and in May 2003 of Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” although the Federal Reserve Board announced in July 2003 that qualifying trust preferred securities will continue to be treated as Tier 1 capital until notice is given to the contrary.  See Item 8 Consolidated Financial Statements and Supplementary Data—Note 28.  Variable Interest Entities-Adoption of FIN 46R.

SVB Financial and Silicon Valley Bank are also subject to rules that govern the regulatory capital treatment of equity investments in nonfinancial companies made on or after March 13, 2000 and held under certain specified legal authorities by a bank or bank holding company. Silicon Valley Bank does not currently hold any such equity investments. Under the rules, these equity investments will be subject to a separate capital charge that will reduce a bank holding company’s Tier 1 capital and, correspondingly, will remove these assets from being taken into consideration in establishing a bank holding company’s required capital ratios discussed above.

The rules provide for the following incremental Tier 1 capital charges: 8% of the adjusted carrying value of the portion of such aggregate investments that are up to 15% of Tier 1 capital; 12% of the adjusted carrying value of the portion of such aggregate investments that are between 15% and 25% of Tier 1 capital; and 25% of the adjusted carrying value of the portion of such aggregate investments that exceed 25% of Tier 1 capital. The rules normally do not apply to equity warrants acquired by a bank for making a loan or to equity securities that are acquired in satisfaction of a debt previously contracted and that are held and divested in accordance with applicable law.

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

The capital ratios of SVB Financial and Silicon Valley Bank, respectively, exceeded the well-capitalized requirements, as defined above, at December 31, 2004. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 23. Regulatory Matters for the capital ratios of SVB Financial and Silicon Valley Bank as of December 31, 2004.

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

Restrictions on Dividends

SVB Financial’s ability to pay cash dividends is limited by generally applicable Delaware corporation law limits. In addition, SVB Financial is a legal entity separate and distinct from Silicon Valley Bank, and there are statutory and regulatory limitations on the amount of dividends that may be paid to SVB Financial by Silicon Valley Bank. During 2004, 2003, and 2002, Silicon Valley Bank paid dividends of $25.0 million, $51.0 million, and $80.0 million, respectively, to SVB Financial. However, a part of the dividend paid in 2003 and the dividend paid in 2004 were in excess of the amount permitted under the California State Department of Financial Institutions (“DFI”) guidelines. Therefore SVB Financial has been required by the DFI to return to Silicon Valley Bank a portion the 2003 dividend and the 2004 dividend—the total amount returned totaled $28.4 million. At this time, Silicon Valley Bank must obtain prior approval from the DFI before paying any further dividends to SVB Financial. The Federal Reserve Board and the California Commissioner of Financial Institutions (the Commissioner) have the authority to prohibit Silicon Valley Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. Depending upon the financial condition of Silicon Valley Bank and other factors, the regulators could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. If Silicon Valley Bank fails to comply with its minimum capital requirements, its regulators could restrict its ability to pay dividends using prompt corrective action or other enforcement powers. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 23. Regulatory Matters for further discussion on dividend restrictions.

Transactions with Affiliates

Transactions between Silicon Valley Bank and its operating subsidiaries, on the one hand, and their affiliates, on the other, are subject to restrictions imposed by federal and state law. These restrictions prevent SVB Financial and other affiliates from borrowing from, or entering into other credit transactions with, Silicon Valley Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral. All such loans and credit transactions and other “covered transactions” by Silicon Valley Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of Silicon Valley Bank’s capital and surplus; and all such loans and credit transactions and other “covered transactions” by Silicon Valley Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of Silicon Valley Bank’s capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate, the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower, and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. A company that is a direct or indirect subsidiary of Silicon Valley Bank would not be considered to be an “affiliate” of Silicon Valley Bank or its operating subsidiaries unless it fell into one of certain categories, such as a “financial subsidiary” authorized under the GLB Act. In addition, Silicon Valley Bank and its operating subsidiaries generally may not purchase a low-quality asset from an affiliate, and covered transactions and other specified transactions by Silicon Valley Bank and its operating subsidiaries with an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. Also, Silicon Valley Bank and its operating subsidiaries generally may engage in transactions with affiliates only on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Our broker-dealer subsidiaries are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Exchange Act), which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, our broker-dealer subsidiaries are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of SVB Financial to withdraw capital from SVB Alliant and limit the ability of Silicon Valley Bank to withdraw capital from SVB Securities.

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

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation (NASDAQ) national market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ national market, as applicable, for each three month period over the years ended December 31, 2004 and 2003, are as follows:

	2004		2003
	Low	High	Low	High
Three Months Ended:
March 31	$31.02	$39.96	$15.71	$19.63
June 30	31.20	39.65	18.11	27.00
September 30	32.38	39.90	22.66	31.00
December 31	37.15	45.15	27.46	37.25

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

Dividends

We have not paid cash dividends on our common stock since 1992. Currently, we have no plan to pay cash dividends on our common stock. Periodically, we evaluate the decision of paying cash dividends in the context of our performance, general economic performance, and relevant tax and financial parameters. Our ability to pay cash dividends is limited by generally applicable corporate and banking laws and regulations. See Item 1. Business-Supervision and Regulation-Restrictions on Dividends, and Item 8. Consolidated Financial Statements and Supplementary Data-Note 23. Regulatory Matters for additional discussion on restrictions and limitations on the payment of dividends imposed on us by government regulations.

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Stock Repurchases

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2004 – March 31, 2004	—	$—	—	$46,800,000
April 1, 2004 – June 30, 2004	—	—	—	46,800,000
July 1, 2004 – September 30, 2004	—	—	—	46,800,000
October 1, 2004 – December 31, 2004	300,000	41.93	300,000	34,200,000
2004 Total	300,000	$41.93	300,000	$34,200,000

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

Recent Sales of Unregistered Securities

None

Item 6.   Selected Consolidated Financial Data

The selected consolidated financial data set forth in this Item 6 has been restated to reflect adjustments to our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the U.S. Securities and Exchange Commission on March 16, 2005.  The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this amended Annual Report on Form 10-K/A (“Form 10-K/A”).  See Note 3 of the Notes to the Consolidated Financial Statements included in Part II Item 8 of this Form 10-K/A.  Certain reclassifications have been made to our prior years’ results to conform to 2004 presentations. Such reclassifications had no effect on the results of operations or stockholders’ equity. In addition, the common stock summary information has been restated to reflect a two-for-one stock split on May 15, 2000.  Information for the years ended December 31, 2004, 2003 and 2002 is derived from audited financial statements presented separately herein while information for the years ended December 31, 2001 and 2000 is derived from unaudited financial statements not presented separately herein, respectively.

	(As Restated)
	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars and shares in thousands, except per share amounts)

Income Statement Summary:
Net interest income	$230,289	$183,700	$192,267	$256,260	$322,538
(Recovery of) provision for loan and lease losses	(10,289)	(9,892)	5,873	15,845	54,090
Noninterest income	106,962	80,831	71,426	81,030	198,475
Noninterest expense	241,830	264,896	183,326	182,551	198,383
Minority interest in net (income) losses of consolidated affiliates and income tax expense	(3,090)	7,689	7,767	7,546	460
Income before income tax expense	102,620	17,216	82,261	146,440	269,000
Income tax expense	38,754	4,174	27,761	55,171	108,737
Net income before cumulative effect of change in accounting principle(1)	63,866	13,042	54,500	91,269	160,263
Cumulative effect of change in accounting principle, net of tax	—	—	—	6,714	—
Net income	$63,866	$13,042	$54,500	$97,983	$160,263
Common Share Summary:
Earnings per common share-basic before cumulative effect of change in accounting principle	$1.81	$0.36	$1.24	$1.91	$3.43
Earnings per common share-diluted basic before cumulative effect of change in accounting principle	1.70	0.35	1.21	1.86	3.26
Earnings per common share-basic	1.81	0.36	1.24	2.05	3.43
Earnings per common share-diluted	1.70	0.35	1.21	1.99	3.26
Book value per share	$15.07	$13.07	$14.83	$14.03	$12.58
Weighted average shares outstanding-basic	35,215	36,109	44,000	47,728	46,656
Weighted average shares outstanding-diluted	37,512	37,231	45,053	49,138	49,199
Year-End Balance Sheet Summary:
Investment securities	$2,074,967	$1,530,411	$1,157,434	$1,340,383	$1,915,625
Loans, net of unearned income	2,308,588	1,987,146	2,084,099	1,765,706	1,723,005
Goodwill	35,639	37,549	100,549	96,380	—
Assets	5,145,679	4,468,410	4,212,031	4,202,484	5,650,890
Deposits	4,219,514	3,666,841	3,436,050	3,380,777	4,862,238
Contingently convertible debt	146,740	145,797	—	—	—
Junior subordinated debentures	49,470	49,118	—	—	—
Trust preferred securities(2)	—	—	39,472	38,641	38,589
Stockholders’ equity	$541,948	$457,953	$601,938	$637,048	$616,001
Average Balance Sheet Summary:
Investment securities	$1,771,779	$1,135,195	$1,064,416	$1,468,509	$1,752,796
Loans, net of unearned income	1,951,655	1,797,990	1,760,639	1,659,520	1,583,404
Goodwill	37,066	91,992	98,252	24,955	—
Assets	4,772,909	4,056,468	3,895,870	4,399, 262	5,200,483
Deposits	3,905,408	3,277,566	3,063,456	3,581,581	4,572,201
Contingently convertible debt	146,255	73,791	—	—	—
Junior subordinated debentures	49,366	23,823	—	—	—
Trust preferred securities(3)	—	19,193	38, 267	38,611	38,559
Stockholders’ equity	$495,203	$504,632	$641,402	$657,404	$478,958
Capital Ratios:
Total risk-based capital ratio	16.09%	16.83%	16.31%	17.34%	17.15%
Tier 1 risk-based capital ratio	12.75%	12.23%	15.00%	16.08%	15.90%
Tier 1 leverage ratio	11.17%	10.62%	14.15%	14.97%	11.69%
Average stockholders’ equity to average assets	10.38%	12.44%	16.46%	14.94%	9. 21%
Selected Financial Ratios:
Return on average assets	1.34%	0.32%	1.40%	2.23%	3.08%
Return on average stockholders’ equity	12.90%	2.58%	8.50%	14.90%	33.46%
Net interest margin(1)	5.38%	5.16%	5.64%	6.57%	6.76%
Net recoveries (charge-offs) to average total loans	(0.10)%	0.08%	(0.25)%	(1.02)%	(3.32)%
Nonperforming assets as a percentage of total assets	0.29%	0.28%	0.48%	0.44%	0.33%
Allowances for loan and lease losses as a percent of total gross loans(2)	1.62%	2.49%	2.78%	3.20%	3.36%
Other Data:
Client investment funds:
Private label client investment funds	$7,260,320	$7,615,307	$7,642,090	$8,572,910	$10,069,607
Client investment assets under management	2,678,042	591,610	—	—	—
Sweep funds	1,351,244	1,139,211	853,231	710,458	736,087
Total client investment funds	$11,289,606	$9,346,128	$8,495,321	$9,283,368	$10,805,694

(1)   Effective July 1, 2001, the Company changed its method of accounting for equity warrant assets in companies with net share settlement provisions.  Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, these equity warrant assets are accounted for as derivative instruments. The restatement for initial accounting change for equity warrant assets pursuant to SFAS No. 133, as amended is reflected in the above table for fiscal year 2001 as a cumulative change in accounting principle net of tax. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 3. Restatement of Financial Statements for further discussion.

(2)   Adoption of FIN 46R in December 2003 and SFAS No. 150 in May 2003 resulted in a change of classification of trust preferred securities distribution expense from noninterest expense to interest expense on a prospective basis. Additionally, the adoption of FIN 46R and SFAS No. 150 resulted in a change of classification of trust preferred securities from noninterest bearing funding sources to interest-bearing liabilities on a prospective basis. Prior to adoption of FIN 46R and SFAS No. 150, in accordance with accounting rules in effect at that time, we recorded trust preferred securities distribution expense as noninterest expense. On October 30, 2003, $50.0 million in cumulative 7.0% trust preferred securities were issued through a newly formed special purpose trust, SVB Capital II. We received $51.5 million in proceeds from the issuance of 7.0% junior subordinated debentures to SVB Capital II. A portion of the net proceeds were used to redeem the existing $40.0 million of 8.25% trust preferred securities. Approximately $1.3 million of deferred issuance costs related to redemption of the $40.0 million 8.25% trust preferred securities were included in interest expense in the fourth quarter of 2003.

(3)   Historically, we aggregated our allowance for loan losses and allowance for unfunded credit commitments and reflected the aggregate allowance in our allowance for loan and lease losses (ALLL) balance. Commencing in the fourth quarter of 2004, we reflected our allowance for loan and lease losses in our ALLL balance and allowance for unfunded credit commitments in other liabilities. These reclassifications were also made to prior periods’ balance sheets to conform to current period’s presentations. Additionally, we reclassified expense from the provision for loan losses related to changes in the allowance for unfunded credit commitments into noninterest expense for all periods presented. Such reclassifications had no effect on our results of operations or stockholders’ equity but have had the effect of lowering our ALLL to total gross loan ratios. See Credit Quality table included under Credit Quality and the Allowance for Loan and Lease Losses under Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis below contain forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this amended Annual Report on Form 10-K/A. Certain reclassifications have been made to our prior years’ results to conform to 2004 presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.  All applicable disclosures in the following discussion in this Item 7 have been modified to reflect the Restatement as described below.

All of the numbers impacted by the Restatement in this section are as restated.

Restatement of Financial Statements

We have restated certain prior year amounts reported in our Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission on March 16, 2005, for purposes of correcting misapplications of generally accepted accounting principles in the U.S. (GAAP). The cumulative adjustments increased our opening retained earnings by $11.7 million at January 1, 2002. Our net income for 2003, 2002 and 2001 increased by $1.1 million, $1.1 million and $9.8 million, respectively, and decreased in 2004 by $1.5 million.  The primary restatement adjustments recorded due to the misapplications of GAAP are described below.

Derivative equity warrant assets with net share settlement provisions were not reported as derivatives in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133).

Derivative equity warrant assets with net share settlement provisions were not reported as derivatives in accordance with the provisions of SFAS No. 133.  This misapplication of GAAP resulted in a change to our interest income, provision for loan and lease losses, noninterest income and net income for the years ended December 31, 2004, 2003, 2002 and 2001 and for all quarterly periods during the years ended December 31, 2004 and 2003.  The total impact, including all adjustments, increased (decreased) income before income tax expense by $(1.2) million, $6.1 million, $5.0 million and $3.1 million for the years ended December 31, 2004, 2003, 2002 and 2001, respectively.

As described in Item 1 of Part I, “Business — Commercial Banking,” we often obtain derivative equity warrant assets to purchase an interest in a client company’s stock in connection with providing credit facilities and, less frequently, for providing other services.  In general, the derivative equity warrant assets that we hold entitle us to buy a specific number of shares of stock, at a specific price over a specific time period.  Certain warrants obtained by us include contingent provisions which set the underlying number of shares or strike price based upon certain future events.  For example, the number of shares exercisable for some warrants is contingent upon the related lending facility, such as the extent of utilization of the facility, including draw frequency or amount.  Or, in some cases, the underlying strike price of some warrants may be contingent upon the share price of a subsequent future round of equity financing of the issuer.

Previously, we recorded these equity warrant assets on our balance sheet at a nominal value until the date they became marketable, the date of expiration, or the date the issuer was acquired or completed an initial public offering.  However, we determined that our accounting treatment of equity warrant assets in our private and public client companies should conform to a 2001 interpretation of SFAS No. 133, as amended.  In April 2001, the FASB issued Statement 133 Derivative Implementation Group Issue No. A17, “Contracts That Provide for Net Share Settlement,” as revised (DIG A17), which was effective with the first financial quarter after the cleared guidance was posted to the FASB website and remains effective for all subsequent periods.

As a result, our accounting for equity warrant assets with net share settlement provisions has been revised beginning as of the third quarter of 2001. The net share settlement provision contained in each of our warrant agreements allow us to realize value without a capital investment.  Under such a provision, the client company delivers to us, upon our exercise of the warrant, the amount of shares with a current fair value equal to the net gain of the warrant agreement (sometimes described as a “cashless” exercise).  Because our warrant agreements contain such net share settlement provisions, our equity warrant assets are required to be accounted for as derivative instruments under SFAS No. 133, as amended.

Under the revised accounting treatment, equity warrant assets in our private and public client companies, which include net share settlement provisions are recorded at fair value and are classified as derivative assets, a component of other assets on our balance sheet at the time they are obtained. The grant date fair values of these equity warrant assets are deemed to be loan fees and, as such, are required to be recognized as an adjustment of loan yield through interest income, as prescribed by SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS No. 91).  Similar to other loan fees, the yield adjustment related to the grant date fair value of equity warrant assets, received directly in connection with the issuance of a credit facility, is recognized over the life of the related credit facility in interest income.  Any changes in value of the warrant derivative assets subsequent to the grant date fair value are recognized in gains (losses) on derivative instruments, net, in our consolidated statements of income.  If the warrant is in the money, we exercise these equity warrants for shares when a portfolio company completes an initial public offering on a publicly reported market or is acquired by a publicly traded company.  On the date a warrant is exercised and exchanged for equity securities, it is marked to market as a derivative asset with the resulting change in value recognized as gains (losses) on derivative instruments in noninterest income, a component of consolidated net income.  As of the exercise date, the basis or value in the equity securities is reclassified from Other Assets to the Investment Securities line item on the balance sheet.  The equity securities are classified as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments” (SFAS No. 115).  In accordance with the provisions of SFAS No. 115, changes in fair value of securities designated as available for sale are excluded from net income and reported in accumulated other comprehensive income after applicable taxes, which is a separate component of stockholders’ equity.

The initial implementation of the 2001 interpretation of SFAS No. 133, as amended, caused us to recognize the fair value of the equity warrant assets on our consolidated balance sheet as of the beginning of the third quarter of 2001.  We recorded as unearned loan fees the estimated grant date fair value of the equity warrant assets that, as of July 1, 2001, would not yet have been amortized to interest income had this accounting policy been in place since the warrants were first received. The unearned loan fees recorded as of July 1, 2001 were amortized, as a loan yield adjustment, over the remaining life of the related credit facilities.  In accordance with the implementation provisions of SFAS No. 133, as amended, the fair value of the warrant portfolio, less the amount recorded as unearned loan fees at December 31, 2001 is reported as a restatement adjustment to the balance at December 31, 2001. Refer to Note 3. Restatement of Financial Statements to the financial statements contained in this report.

The effect of the misapplication of GAAP related to derivative warrant equity assets for the years ended December 31, 2004, 2003, 2002 and 2001 is described below.

	As Restated
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001

Effects on statements of income:
Interest income (1)	$5,656	$6,621	$9,228	$4,255
(Recovery of) provision for loan and lease losses (2)	104	108	75	82
Gains (losses) on derivative instruments, net (3)	2,749	8,208	(2,670)	932
Gains (losses) on investment securities, net (4)	(535)	(1,300)	30	(148)
Total impact on income statement	7,974	13,637	6,663	5,121
Less: Income previously recognized (5)	(9,191)	(7,528)	(1,661)	(1,995)
Net impact on pre-tax income statement	(1,217)	6,109	5,002	3,126

Effects on balance sheets:
Other assets (6)	28,928	29,537	23,465	22,500

Unearned warrant fees (7)	$5,351	$4,612	$6,360	8,543

Retained earnings - cumulative effect of change in accounting principle (8)				$6,714

(1) Similar to other loan fees, amount represents the yield adjustment as prescribed by SFAS No. 91 related to equity warrant assets received directly in connection with the issuance of a credit facility.

(2) Reversal of provision for loan and lease losses previously recorded due to the effect of reducing the net carrying amount of impaired loans resulting from the higher balances of unearned fees due to the recognition of the initial grant date fair value of the derivative assets net of related amortization.

(3) Recognition of changes in value of warrant derivative assets subsequent to the grant date fair value.

(4) Represents recognition of gains (losses) from the sale of shares associated with exercised equity warrant assets. Upon exercise of an equity warrant asset, the fair value of the equity warrant asset plus the exercise price paid becomes the adjusted basis of the asset reclassified to investment securities. The investment security is then accounted for under SFAS No. 115.

(5) Represents reversal of income previously recognized by the Company in prior years under previous warrant income recognition methodology.

(6) Adjustment to recognize the fair value of equity warrant assets on the balance sheet in accordance with SFAS No. 133.

(7) Represents the unearned loan fees to be amortized over the remaining life of the credit facility associated with the respective warrants.

(8) In accordance with the implementation provisions of SFAS No. 133, the fair value of the warrant portfolio less the amount recorded as unearned loan fees at July 1, 2001, is reported as a cumulative effect of a change in accounting principle.

Initial non-refundable corporate finance fees were not reported in accordance with the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104).

Initial non-refundable corporate finance fees were not reported in accordance with the provisions of SAB No. 104. This misapplication of GAAP resulted in a change to the Company’s consolidated noninterest income and net income for the years ended December 31, 2004, 2003, 2002 and 2001 and for all quarterly periods during the years ended December 31, 2004 and 2003.

The Company is engaged by clients to provide merger and acquisition advisory services. The income from these engagements is typically comprised of an initial non-refundable fee due upon execution of the engagement letter and a contingent fee due upon a merger or acquisition event, if any. The engagement letters generally do not include a termination date. Corporate finance fees on mergers and acquisitions advisory services, a component of noninterest income, have been restated to defer the recognition of the initial upfront non-refundable retainer until the completion of all contractual obligations pursuant to the terms of the engagement letters or upon receipt or notification of an engagement termination letter.  Therefore, the change in accounting resulted in a net increase (decrease) in corporate finance fees of $0.1 million, $(0.9) million, $(1.2) million and $(0.6) million for the years ended December 31, 2004, 2003, 2002 and 2001, respectively, and a corresponding increase in deferred revenue for the same periods which has been or will be recognized in future periods.

Non-refundable loan fees and costs associated with our lending products and fees associated with letters of credit were not reported in accordance with the provisions of SFAS No. 91 “Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS No. 91).

Non-refundable loan fees and costs associated with our lending products and fees associated with letters of credit were not reported in accordance with the provisions of SFAS No. 91. This misapplication of GAAP resulted in a change to our interest income and net income for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and for all quarterly periods during the years ended December 31, 2004 and 2003.

Through our lending products and services, we extend loans and other credit facilities to our commercial clients, most often secured by the assets of our clients.  We often obtain loan fees and incur capitalizable costs in relation to the extension of these credit facilities to our clients. Net loan fee income, a component of interest income, has been restated to revise revenue recognition in accordance with the appropriate straight-line or interest method, as prescribed by SFAS No. 91.  In addition, the Company inappropriately recognized non-refundable loan fees it receives for factoring loans immediately rather than deferring and amortizing fees over the term of the facility granted.  In addition, we reclassified certain letters of credit fee income from loan interest income to noninterest income, as the probability of the commitment being exercised was deemed to be remote.  The Company did not properly defer direct loan origination costs associated with originating certain loan products.  Therefore, we restated our recognition of net loan fee income by increasing(decreasing) loan interest income by $(2.5) million, $(4.7) million, $(3.0) million, $1.2 million and $(0.2) million for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 respectively.   These amounts were deferred and are recognized into income using the appropriate loan fee recognition methodology over the lives of the corresponding loans. In addition, we reclassified certain letters of credit fee income of $7.6 million, $7.0 million, $8.4 million, $11.9 million and $7.1 million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively, from loan interest income to noninterest income, as the probability of the commitment being exercised was deemed to be remote.

Certain investment securities that were readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less, were not reported as cash equivalents in accordance with the provisions of SFAS No. 95, “Statement of Cash Flows”(SFAS No. 95).

Certain investment securities that were readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less, were not reported as cash equivalents in accordance with the provisions of SFAS No. 95. This reclassification did not result in any change to our revenue or net income for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 or for any quarterly period during the years ended December 31, 2004 and 2003.

A reclassification has been made to our consolidated balance sheets of money market mutual fund investments and commercial paper investments from the Investment securities line item to Federal funds sold, securities purchased under agreement to resell and other short-term investment securities line item. These investment securities were deemed to meet the definition of cash equivalents as they are readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less. Cash equivalents are required to be reflected separately from Investment securities pursuant to SFAS No. 95.  Therefore, we reclassified these Investment securities to Federal funds, and securities purchased under agreement to resell and other short-term investment securities in the amounts of $181.3 million, $40.3 million, $381.8 million, $494.2 million and $195.2 million as of December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

Current federal income taxes receivable and current federal income taxes payable were not reflected net on our balances sheets in accordance with the provisions of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”(FIN No. 39).

Current federal income taxes receivable and current federal income taxes payable were not reflected net on our balance sheets. This misapplication of GAAP resulted in a change to our other assets and other liabilities as of December 31, 2004 and 2003. Current federal income taxes receivable and current federal income taxes payable should be netted as the Company has the legal right of offset, as defined by FIN No. 39. Therefore, other assets and other liabilities have been restated to reflect the net current federal income taxes receivable or net current federal income taxes payable at each of these period ends. This correction of accounting resulted in a decrease to both other assets and other liabilities of $22.5 million and $24.6 million as of December 31, 2004 and 2003, respectively.

We also recorded various other adjusting entries as part of the Restatement.

Overview of Company Operations

See Item I of Part I above, “Business — General” for an overview of Company operations.

Critical Accounting Policies

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have, as restated, been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income, and expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of the management’s discussion and analysis.

Our critical accounting policies are described below. Our senior management has discussed the development, selection, and disclosure of these critical accounting policies with our Audit Committee.

Non-Marketable Equity Securities

Our accounting for investments in non-marketable equity securities depends on several factors, including our level of ownership/control and the legal structure of our subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) investment company fair value accounting, (ii) equity method accounting, or (iii) cost method accounting.

Investment Company Fair Value

Our non-marketable equity securities recorded pursuant to investment company fair value accounting consists of our investments in the following funds:

•      Direct equity venture fund, Silicon Valley BancVentures, LP, which makes equity investments in privately held companies;

•      Fund of funds, SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, which make investments in venture capital funds; and

•      Venture debt fund, Partners for Growth, LP, which provides financing to companies in the form of structured loans and equity investments.

A summary of our ownership interests in the investments held under investment company fair value accounting is presented in the following table:

Company Ownership in General Partner	Company Ownership %
Silicon Valley BancVentures Inc.(1)	100	%*
SVB Strategic Investors, LLC(2)	100	%*
SVB Strategic Investors II, LLC(2)	100	%*
Partners for Growth, LLC(3)	—

Company Ownership in Limited Partner	Company Ownership %
Silicon Valley BancVentures , LP(1)	10.7	%*
SVB Strategic Investors Fund, LP(2)	11.1	%*
SVB Strategic Investors Fund II, LP(2)	14.4	%*
Partners for Growth, LP(3)	53.2	%*

Note — *  Entity’s results of operations and financial condition are included in the consolidated financial statements of SVB Financial Group, net of minority interest.

(1) The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by SVB Financial and has an ownership interest of 10.7% in Silicon Valley BancVentures, LP.  The limited partners do not have substantive participating or kick-out rights. Therefore, Silicon Valley BancVentures, LP is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in the Company’s consolidated net income.

(2)  The general partner of SVB Strategic Investors Fund, LP (SIF I), SVB Strategic Investors, LLC, is owned and controlled by SVB Financial and has an ownership interest of 11.1%. The general partner of SVB Strategic Investors Fund II (SIF II), LP, SVB Strategic Investors II, LLC, is owned and controlled by SVB Financial and has an ownership interest of 14.4%. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, SIF I and II are consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in the Company’s consolidated net income.

(3) The general partner of Partners for Growth, LP, Partners for Growth, LLC, is not owned or controlled by SVB Financial. The limited partners of this fund have substantive kick-out rights by which the general partner may be removed without cause by simple majority vote of the limited partners.  SVB Financial has an ownership interest of 53.2% in Partners for Growth, LP. Accordingly, the fund is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in the Company’s consolidated net income.

Under investment company accounting, the investments are carried at estimated fair value as determined by the fund’s respective general partner. The valuation generally remains at cost until such time that there is significant evidence of a change in value based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. Thus, any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income. The portion of any gains or losses attributable to the limited partners is reflected as minority interest in net income (loss) of consolidated affiliates and adjusts SVB Financial Group’s consolidated net income to reflect its percentage ownership.

Equity Method

Our equity method non-marketable equity securities consist of an investment in a venture debt fund and several qualified affordable housing tax credit funds.

The venture debt fund investment is in Gold Hill Venture Lending 03, LP, which provides financing to privately-held companies in the form of loans and equity investments.  SVB Financial Group has a direct and indirect interests totaling 9.8% in Gold Hill Venture Lending 03, LP. Our total interest in Gold Hill Venture Lending 03, LP exceeds the 5% ownership interest threshold established by EITF Topic D-46 for cost method accounting.  Accordingly, this limited partnership investment is accounted for under the equity method.  Thus, the Company recognizes its proportionate share of the results of operations of each equity method investee in its results of operations.

We invest in several qualified affordable housing projects which provide benefits in the form of tax credits.   Our limited partnership investments in qualified affordable housing projects do not qualify for the effective yield method under EITF 94-1, “Accounting for Tax Benefits Resulting From Investments in Affordable Housing Projects” (EITF 94-1).  Accordingly, we account for such investments under the equity method in accordance with the provisions of the AICPA Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures.”

We review these investments at least quarterly for possible other than temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and our exit strategy. We reduce the investment value when we consider declines in value to be other than temporary. We recognize the estimated loss as a loss on investment securities, a component of noninterest income.

Cost Method

Our cost method non-marketable equity securities and related accounting policies are described as follows:

•     In accordance with the provisions of Accounting Principles Board Opinion No. 18 (APB No. 18), equity securities, such as preferred or common stock in privately-held companies in which we hold an ownership interest of less than 20% and in which we do not have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the cost method. These non-marketable equity securities also include certain investments made for various other purposes, such as shares purchased pursuant to regulatory requirements (for example, Federal Reserve Bank and Federal Home Loan Bank stock).

•      In accordance with the provisions of EITF Topic D-46, “Accounting for Limited Partnership Investments” (EITF Topic D-46) investments in limited partnerships in which we hold a voting ownership interest of less than 5% and in which we do not have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the cost method. These non-marketable equity securities include investments in venture capital funds.

As stated above, we record these investments at cost and recognize as income, distributions or returns received from net accumulated earnings of the investee since the date of acquisition.  Our share of net accumulated earnings of the investee after the date of investment are recognized in consolidated net income only to the extent distributed by the investee.  Distributions or returns received in excess of accumulated earnings are considered a return of investment and are recorded as reductions in the cost basis of the investment.

We review these assets at least quarterly for possible other than temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and our exit strategy. We reduce the investment value when we consider declines in value to be other than temporary. We recognize the estimated loss as a loss on investment securities, a component of noninterest income.

Gains or losses on cost method investment securities that result from a portfolio company being acquired by a publicly traded company are marked to market when the acquisition occurs. The resulting gains or losses are recognized into consolidated net income on that date in accordance with EITF Issue No. 91-5, “Nonmonetary Exchange of Cost-Method Investments” (EITF 91-5).  Further fluctuations in the market value of these equity securities are excluded from consolidated net income and are reported in accumulated other comprehensive income net of applicable taxes, a component of stockholders’ equity.  Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition value, are recognized in the Company’s consolidated net income.

We consider our non-marketable equity securities accounting policies to be critical because the valuation of non-marketable equity securities is subject to management judgment. The inherent uncertainty in the process of valuing equity securities for which a ready market is unavailable may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future. For further information related to non-marketable equity securities for the years ended December 31, 2004, 2003, and 2002, please refer to the table under Part II—Item 8. Consolidated Financial Statements and Supplementary Data—Note 7 - Investment Securities.

Derivative Assets -  Derivative Equity Warrants for Shares of Privately- and Publicly-held Companies

Derivative equity warrant assets for shares of private and public companies are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income.

We implemented a 2001 interpretation of SFAS No. 133, as amended, as it applies to derivative equity warrant assets with net settlement terms in certain private and public client companies.  In general, derivative equity warrant assets that we hold entitle us to buy a specific number of shares of stock at a specific price over a specific time period.  Certain warrants obtained by us include contingent provisions which set the underlying number of shares or strike price based upon certain future events.  For example, the number of shares exercisable for some warrants is contingent upon the related lending facility, such as the extent of utilization of the facility, including draw frequency or amount.  Or, in some cases, the underlying strike price of some warrants may be contingent upon the share price of a subsequent future round of equity financing of the issuer.  Our warrant agreements contain net share settlement provisions, which permit the issuing company to deliver to us, upon our exercise of the warrant, the amount of shares with a current fair value equal to the net gain of the warrant agreement (sometimes described as a “cashless” exercise).  Because our warrant agreements contain such net share settlement provisions, our equity warrant assets are required to be accounted for as derivative instruments under SFAS No. 133 as of the third quarter of 2001.

Under the accounting treatment required by SFAS No. 133, equity warrant assets in private and public companies which include net share settlement provisions held by SVB Financial Group, are recorded at fair value and are classified as derivative assets, a component of Other assets, on SVB Financial Group’s balance sheet at the time they are obtained.

The grant date fair values of these equity warrant assets are deemed to be loan fees and are required to be recognized as an adjustment of loan yield through loan interest income, as prescribed by SFAS No. 91.  Similar to other loan fees, the yield adjustment related to grant date fair value of equity warrant assets, received directly in connection with the issuance of a credit facility, is recognized over the life of that credit facility.

Any changes from the grant date fair value of derivative equity warrant assets will be recognized as increases or decreases to derivative assets on our balance sheet and as gains or losses on derivative investments, net, in noninterest income, a component of consolidated net income.  If the warrants are in the money, we exercise these equity warrant assets for shares, when a portfolio company completes an initial public offering on a publicly reported market or is acquired by a publicly traded company. On the date a warrant is exercised into equity securities, it is marked to market as a derivative asset with the resulting change in value recognized as a gain or loss on investments in noninterest income, a component of consolidated net income.

As of the exercise date, the basis or value in the equity securities is reclassified from Other assets to Investment securities on the balance sheet. The equity securities are classified as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instrument” (SFAS No. 115). In accordance with the provisions of SFAS No. 115, changes in fair value of securities designated as available for sale, after applicable taxes, are excluded from net income and reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

The initial implementation of the 2001 interpretation SFAS No. 133, as amended, as of the beginning of the third quarter of 2001, as it applies to derivative equity warrant assets, caused SVB Financial Group to recognize the fair value of the equity warrant assets on the Company’s consolidated balance sheet. The Company recorded, as unearned loan fees, the estimated grant date fair value of the equity warrant assets that, as of July 1, 2001, would not yet have been amortized to interest income had this accounting policy been in place since the equity warrant assets were first received. The unearned loan fees recorded as of July 1, 2001 were amortized, as a loan yield adjustment, over the remaining life of the related credit facilities. In accordance with the implementation provisions of SFAS No. 133, the fair value of the warrant portfolio at July 1, 2001 less the amount recorded as unearned loan fees is reported as a cumulative effect of a change in accounting principle.

The derivative equity warrant portfolio is comprised of warrants in companies from industries served by SVB Financial Group, as described in Item 1. Business. The fair value of the derivative equity warrant portfolio is reviewed quarterly.  We value the equity warrant assets using an option pricing model approach, based on the standard Black-Scholes pricing model utilizing the following five material assumptions:

•           Underlying stock value was estimated based on information available, including any information regarding subsequent rounds of funding and a review of related customer credit files.

•           Volatility, or the quantification of the risk associated with the warrants over time, was based on guideline publicly traded companies or indices similar in nature to the underlying client companies issuing the warrant.  A total of ten such indices were used. The volatility assumption for each warrant was calculated based on the average of the annualized daily volatility of a basket of comparable public companies over each of the fiscal quarters from July 1, 2001 to December 31, 2004. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2004 was 50.6%.

•           Actual data on cancellations, expirations and exercises of our warrants was utilized as the basis for determining the expected remaining life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings (IPO), and cancelled due to events such as bankruptcies, restructuring activities or additional financings.

•           The risk-free interest rates were derived from the appropriate Treasury yield curve. Risk-free interest rates reflect the rates of return available on long-term high-quality fixed-income debt instruments.   Subsequent to issuance, the risk-free rate was calculated based on a weighted average of the risk-free rates that correspond closest to the expected remaining life of the warrant.

•           Other adjustments were estimated based on management’s judgment about the general industry environment combined with specific information about the issuing company, when available.

At December 31, 2004, the fair value of our derivative equity warrant assets was recorded on our balance sheet at $28.9 million, which represents our best estimate of the fair value of these instruments within the framework of existing accounting standards and guidance provided by the Securities and Exchange Commission on fair value accounting. Changes in the above material assumptions will result in significantly different valuations. For example, the following table demonstrates the effect of changes in the expected life and volatility assumptions:

Valuation of Equity Warrant Assets Active at December 31, 2004

(dollars in millions)

	Volatility Factor
	10% Lower	Average – 50.6%	10% Higher
Expected Life in Years
Average minus approximately 9 months	$16.9	$18.9	$20.9

Average – 3.0 years	$25.1	$28.9	$32.6

Average plus approximately 10 months	$29.0	$33.5	$37.8

The timing and value realized from the disposition of warrant related equity securities to third parties, depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for initial public offerings, fluctuations in the market prices of the underlying common stock of these companies, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. In addition, our equity warrant assets could lose value or become worthless, which would impact our consolidated net income. All of these factors are difficult to predict. Due to the composition of our portfolio of equity warrants, it is likely that many of the equity warrant assets will become impaired. However, we are not in a position to know at the present time which specific equity warrant assets, are likely to be impaired or the extent or timing of individual impairments. Therefore, we cannot predict future gains or losses with any degree of accuracy, and any gains or losses could vary materially from period to period.

We consider accounting policies related to derivative equity warrant assets to be critical because the valuation of these assets is complex and is subject to a certain degree of management judgment. Management has the ability to select from several valuation methodologies and has latitude in the calculation of material assumptions in the current methodology. The selection of an alternative valuation methodology or alternative approaches used to calculate material assumptions in the current methodology may cause our estimated values of these assets to differ significantly from the values recorded. Additionally, the inherent uncertainty in the process of valuing these assets for which a ready market is unavailable may cause our estimated values of these assets to differ significantly from the values that would have been derived had a ready market for the assets existed, and those differences could be material.

Allowance for Loan and Lease Losses

We consider our accounting policy relating to the estimation of the allowance for loan and lease losses to be critical as estimation of the allowance involves material estimates by our management and is particularly susceptible to significant changes in the near term. Our loan and lease loss reserve methodology is applied to our funded and unfunded loan commitments. The reserve associated with the funded debt is recorded as a contra asset while the reserve associated with the unfunded loan commitments is recorded as Other Liabilities (collectively referred to as “Allowance for Loan and Lease Losses”). Except as described herein, the methodology for the determination of an appropriate reserve for funded and unfunded loan commitments is the same.  The allowance for loan and lease losses and reserve for unfunded credit commitments is management’s estimate of credit losses inherent in the loan portfolio at a balance sheet date.

We define credit risk as the probability of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Through the administration of loan policies and monitoring of the loan portfolio, our management seeks to reduce such credit risk. While we follow underwriting and credit monitoring procedures, which we believe are appropriate in growing and managing the loan portfolio, in the event of nonperformance by these other parties, our potential exposure to credit losses could significantly affect our consolidated results of operations and financial condition.  The allowance for loan and lease losses is established through a provision for loan losses charged to expense to provide for credit risk. Our allowance for loan and lease losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is imprecise. Our management applies an evaluation process, as described below, to our loan portfolio to estimate the required allowance for loan and lease losses:

We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating. Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans, which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan and lease losses, as well as other account management functions. Our Enterprise Risk Management department through a co-sourced relationship, reviews a selection of credit relationships. In addition, our management receives and approves an analysis for all impaired loans, as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114).  The allowance for loan and lease losses is allocated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan, or for individually impaired loans as determined by SFAS No. 114.

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

Historical Loan Loss Migration Model

We use the historical loan loss migration model as a basis for determining expected loan loss factors by credit risk-rating category. The effectiveness of the historical loan loss migration model is predicated on the theory that historical trends are predictive of future experience. Specifically, the model calculates the likelihood of a loan in one risk-rating category moving one category lower using loan data from our portfolio.

We analyze the historical loan loss migration trend by compiling gross loan loss data and by credit risk rating for the rolling twelve-month periods as of the end of each quarter. Each of the loans charged-off over the twelve-month period is assigned a credit risk rating at the period end of each of the preceding four quarters. On an annual basis, the model calculates charged-off loans as a percentage of current period end loans by credit risk-rating category. The percentages are averaged and aggregated to estimate our loan loss factors. The annual periods are reviewed and averaged to form the loan loss factors for several quarters of history. The current period-end client loan balances are aggregated by risk-rating category. Loan loss factors for each risk-rating category are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category to provide an estimation of the allowance for loan and lease losses.

Macro Allocations

A macro allocation is calculated each quarter based upon an assessment of the risks.  Such calculations may lead to a loan loss experience different from our historical results due to the inherent uncertainty of estimates. These risks are aggregated to become our macro allocation. Based on management’s prediction or estimate of changing risks in the lending environment, the macro allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

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

Allowance for Unfunded Credit Commitments

We reserve for the possibility of an unfunded loan commitment being funded and subsequently being charged-off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described above to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate the probability of an unfunded credit commitment being funded by us. We apply the loan funding probability factor to risk-factor adjusted unfunded commitments by credit risk-rating to derive the reserve for unfunded loan commitments. The unfunded credit commitments reserve may also include certain macro allocations as deemed appropriate by our management.

Goodwill

Please see Note 2. Summary of Significant Accounting Policies, for a description of our process for evaluating goodwill. Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Our goodwill at December 31, 2004, related to the acquisition of SVB Alliant (Alliant Partners), a mergers and acquisitions firm. The value of this goodwill is supported by the free cash flows from the acquired businesses. A decline in earnings as a result of a decline in mergers and acquisitions transaction volume or a decline in the valuations of mergers and acquisitions clients could lead to impairment, which would be recorded as a write-down in our consolidated net income.

On an annual basis or as circumstances dictate, our management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. We consider our accounting policy on goodwill to be critical because the evaluation methodology for potential impairments is inherently complex and involves significant management judgment in the use of estimates and assumptions. We evaluate impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the “implied” fair value, defined below, of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing goodwill down to the implied fair value.

We primarily use a discounted cash flow approach to value the reporting unit being evaluated for goodwill impairment. These estimates involve many assumptions, including expected results of operations, assumed discount rates, and assumed growth rates for the reporting unit. The discount rate used is based on standard industry practice, taking into account the expected equity risk premium, the size of the business, and the probability of the reporting unit achieving its financial forecasts. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the fair value of the unit was the purchase price.

Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the business, economic or political climate, an adverse action or assessment by a regulator, unanticipated competition, and a more-likely-than-not expectation that a reporting unit will be sold or disposed of. More information about goodwill is included in Item 8-Consolidated Financial Statements and Supplementary Data-Note 11. Goodwill and Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results.

Results of Operations

Earnings Summary

We reported consolidated net income of $63.9 million in 2004, as compared to consolidated net income of $13.0 million in 2003 and $54.5 million in 2002. Diluted earnings per common share totaled $1.70 for 2004, as compared to $0.35 for 2003 and $1.21 for 2002.

Dilutive Effect of Contingently Convertible Debt on our Diluted Earnings per Share Calculation

We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in our fully diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of EITF 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” (EITF 90-19) and SFAS No. 128, “Earnings Per Share” (SFAS No. 128).  The exposure draft of SFAS No. 128R, if adopted in its proposed form, will require us to change our accounting for the calculation of EPS on our contingently convertible debt to the “if converted” method. The “if converted” treatment of the contingently convertible debt would have decreased EPS by $0.17 per diluted common share, or 10.0 percent for 2004.

2004 Compared to 2003

Increase in Consolidated Net Income—Increase in Net Interest Income, Decrease in Impairment of Goodwill Expense

Consolidated net income increased by $50.8 million  between 2004 and 2003:

•                  Impairment of goodwill expense decreased by $61.1 million. In 2003, we incurred charges aggregating $63.0 million related to our investment banking business unit, SVB Alliant;

•                  Net interest income increased by $46.6 million, primarily due to increased interest income from both investment securities and loans; and

•                  Noninterest income increased by $26.1 million, primarily due to an increase of $14.8 million in returns on investments securities. In addition, corporate finance fees increased $9.8 million, an increase in letter of credit  and standby letter of credit income of $1.1 million and an increase in client investment fees of $2.9 million, offset by reduced gains on derivative instruments of $3.5 million.

These improvements to consolidated net income were partially offset by increases in certain noninterest expense categories, particularly compensation and benefits expense, which was higher in 2004 primarily due to variable compensation, attributable to our improved financial performance. Additionally, we experienced an increase in professional services expense primarily due to expenses associated with Sarbanes-Oxley compliance. Finally, our effective tax rate increased to 37.8% in 2004 from 24.2% in 2003.

2003 Compared to 2002

Decrease in Consolidated Net Income—Decrease in Net Interest Income, Impairment of Goodwill Expense

Consolidated net income decreased by $41.5 million between 2003 and 2002.

The decrease in consolidated net income between 2003 and 2002 primarily resulted from an increase of $81.6 million in noninterest expense. The increase in noninterest expense was principally due to the following factors:

•                  Impairment of goodwill charges aggregating $63.0 million related to SVB Alliant, and

•                  Increase in expense associated with our incentive compensation program, which we believe was necessary to retain our professional talent in an improving economic environment.

Additionally, due to a decrease in the weighted-average prime rate of 4.1% for the year ended December 31, 2003, from 4.7% for the year ended December 31, 2002, we earned lower interest income from our loan portfolios, which resulted in a decline in net interest income. However, our provision for loan loss expense decreased by $15.8 million for 2003, as compared to 2002, largely due to a significant loan loss recovery, and our improved credit quality.

The major components of net income and changes in these components are summarized in the following table for the years ended December 31, 2004, 2003 and 2002, and are discussed in more detail on the following pages.

	(As Restated)
	Years Ended December 31,
			%Change		%Change
(Dollars in thousands)	2004	2003	2004/2003	2002	2003/2002

Net interest income	$230,289	$183,700	25.4%	$192,267	(4.5)%
(Recovery of) provision for loan and lease losses	(10,289)	(9,892)	4.0	5,873	(268.4)
Noninterest income	106,962	80,831	32.3	71,426	13.2
Noninterest expense	241,830	264,896	(8.7)	183,326	44.5
Minority interest in net (income) losses of consolidated affiliates	(3,090)	7,689	(140.2)	7,767	(1.0)
Income before income tax expense	102,620	17,216	496.1	82,261	(79.1)
Income tax expense	38,754	4,174	828.5	27,761	(85.0)
Net income	$63,866	$13,042	389.7	$54,500	(76.1)
Return on average assets	1.34%	0.32%		1.40%
Return on average stockholders’ equity	12.90	2.58		8.50
Average stockholders’ equity to average assets	10.38	12.44		16.46

Net Interest Income and Margin

Net interest income is defined as the difference between interest earned (primarily on loans, investment securities and federal funds sold, securities purchased under agreement to resell and other short-term investments) and interest paid on funding sources (such as deposits and borrowings). Net interest income is our principal source of revenue. Net interest margin is defined as the amount of net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as interest expense as a percentage of average funding sources.

The following table sets forth average assets, liabilities, minority interest and stockholders’ equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the years ended December 31, 2004, 2003, and 2002.

	(As Restated)
	Years Ended December 31,
	2004			2003			2002
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investments(1)	$607,460	$8,421	1.39%	$689,899	$8,024	1.16%	$645,290	$11,517	1.78%
Investment securities(2):
Taxable	1,648,536	70,651	4.29	992,598	39,295	3.96	887,358	37,933	4.27
Non-taxable(3)	123,243	7,698	6.25	142,597	9,613	6.74	177,058	10,606	5.99
Loans(4)(5)(6):
Commercial	1,613,689	141,179	8.75	1,506,929	129,405	8.59	1,506,547	139,256	9.24
Real estate construction and term	120,568	6,511	5.40	98,720	5,989	6.07	102,479	7,245	7.07
Consumer and other	217,398	9,914	4.56	192,341	8,192	4.26	151,613	7,298	4.81
Total loans	1,951,655	157,604	8.08	1,797,990	143,586	7.99	1,760,639	153,799	8.74
Total interest-earning assets	4,330,894	244,374	5.64	3,623,084	200,518	5.53	3,470,345	213,855	6.16
Cash and due from banks	213,213			192,591			182,400
Allowance for loan and lease losses	(48,249)			(58,658)			(61,042)
Goodwill	37,066			91,992			98,252
Other assets(2)	239,985			207,459			205,915
Total assets	$4,772,909			$4,056,468			$3,895,870
Funding sources:
Interest-bearing liabilities:
NOW deposits	$25,986	114	0.44	$23,447	105	0.45	$33,567	220	0.66
Regular money market deposits	513,699	2,587	0.50	332,632	1,824	0.55	288,238	2,751	0.95
Bonus money market deposits	739,976	3,721	0.50	673,982	3,686	0.55	614,378	5,855	0.95
Time deposits	329,336	2,001	0.61	485,199	3,468	0.71	610,996	7,403	1.21
Contingently convertible debt	146,255	943	0.64	73,791	572	0.78	—	—	0.00
Junior subordinated debentures	49,366	1,505	3.05	23,823	3,026	12.70	—	—	0.00
Other borrowings	16,605	520	3.13	40,903	772	1.89	57,593	1,647	2.86
Total interest-bearing liabilities	1,821,223	11,391	0.63	1,653,777	13,453	0.81	1,604,772	17,876	1.11
Portion of noninterest-bearing funding sources	2,509,671			1,969,307			1,865,573
Total funding sources	4,330,894	11,391	0.26	3,623,084	13,453	0.37	3,470,345	17,876	0.52
Noninterest-bearing funding sources:
Demand deposits	2,296,411			1,762,306			1,516,277
Other liabilities	100,920			79,079			64,007
Trust preferred securities(7)	—			19,193			38,267
Minority interest	59,152			37,481			31,145
Stockholders’ equity	495,203			504,632			641,402
Portion used to fund interest-earning assets	(2,509,671)			(1,969,307)			(1,865,573)
Total liabilities, minority interest and stockholders’ equity	$4,772,909			$4,056,468			$3,895,870
Net interest income and margin		$232,983	5.38%		$187,065	5.16%		$195,979	5.64%
Total deposits	$3,905,408			$3,277,566			$3,063,456

(1)           Includes average interest-yielding deposits in other financial institutions of $10,559, $783, and $609 in 2004, 2003 and 2002, respectively.

(2)           Average noninterest-earning investment securities, primarily marketable and non-marketable equity securities, are excluded from the totals of investment securities and are included in other assets. Average noninterest-earning investment securities amounted to $137,475, $130,030 and $120,126 for the years ended December 31, 2004, 2003 and 2002, respectively. The calculation of yield on available-for-sale securities is based on average historical cost and does not give effect to changes in fair value that are reflected in stockholders’ equity.

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

(5)           Average loans are net of average unearned income of $10,407, $10,541 and $9,994 in 2004, 2003, and 2002, respectively.

(6)           Loan interest income includes loan fees of $31,940, $31,164, and $34,260 in 2004, 2003 and 2002, respectively.

(7)           Adoption of FIN 46R in December 2003 and SFAS No. 150 in May 2003 resulted in a change of classification of trust preferred securities distribution expense from noninterest expense to interest expense on a prospective basis. Additionally, the adoption of FIN 46R and SFAS No. 150 resulted in a change of classification of trust preferred securities from noninterest-bearing funding sources to interest-bearing liabilities on a prospective basis. Prior to adoption of FIN 46R and SFAS No. 150, in accordance with accounting rules in effect at that time, the Company recorded trust preferred securities distribution expense as noninterest expense. On October 30, 2003, $50.0 million in cumulative 7.0% trust preferred securities were issued through a newly formed special purpose trust, SVB Capital II. We received $51.5 million in proceeds from the issuance of 7.0% junior subordinated debentures to SVB Capital II. A portion of the net proceeds were used to redeem the existing $40.0 million of 8.25% trust preferred securities. Approximately $1.3 million of unamortized issuance costs related to redemption of the $40.0 million 8.25% trust preferred securities were included in interest expense in the fourth quarter of 2003.

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change”. The following table sets forth changes in interest income for each major category of interest-earning assets and interest expense for each major category of interest-bearing liabilities. The table also reflects the amount of simultaneous changes attributable to both volume and rate changes for the years indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35% for all years presented.

	(As Restated)			(As Restated)
	2004 Compared to 2003 Increase (Decrease) Due to Changes in			2003 Compared to 2002 Increase (Decrease) Due to Changes in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold, securities purchased under agreement to resell and other short-term investments	$(1,029)	$1,426	$397	$750	$(4,243)	$(3,493)
Investment securities	26,631	2,810	29,441	2,072	(1,703)	369
Loans	12,393	1,625	14,018	3,207	(13,420)	(10,213)
Increase (decrease) in interest income	37,995	5,861	43,856	6,029	(19,366)	(13,337)
Interest expense:
NOW deposits	11	(2)	9	(56)	(59)	(115)
Regular money market deposits	922	(159)	763	376	(1,303)	(927)
Bonus money market deposits	345	(310)	35	523	(2,692)	(2,169)
Time deposits	(1,000)	(467)	(1,467)	(1,315)	(2,620)	(3,935)
Contingently convertible debt	481	(110)	371	572	—	572
Junior subordinated debentures	1,802	(3,323)	(1,521)	3,026	—	3,026
Other borrowings	(602)	350	(252)	(403)	(472)	(875)
Increase (decrease) in interest expense	1,959	(4,021)	(2,062)	2,723	(7,146)	(4,423)
Increase (decrease) in net interest income	$36,036	$9,882	$45,918	$3,306	$(12,220)	$(8,914)

2004 Compared to 2003

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $233.0 million for 2004, an increase of $45.9 million, or 24.5%, from 2003. The increase in net interest income was the result of a $43.9 million increase in interest income and a $2.1 million decrease in interest expense.

Interest Income—Net Increase in Interest-Earning Assets (Volume Variance)

The $43.9 million increase in interest income for 2004, as compared to 2003, was primarily the result of a $38.0 million favorable volume variance. The favorable volume variance resulted from a $707.8 million, or 19.5% increase, in average interest-earning assets. We believe increases in our sources of funding, largely deposits, were the main contributors to the increase in average interest-earning assets. We believe deposits increased due to an improved venture capital funding environment and general improvements in business conditions for many of our clients. This increase in average interest-earning assets was primarily centered in investment securities, which increased $636.6 million, and loans, which increased $153.7 million.

Average investment securities increased by $636.6 million, resulting in a $26.6 million favorable volume variance. Throughout 2004, we continued our investment strategy of changing the investment portfolio mix by increasing the portion of the portfolio invested in relatively higher-yielding mortgage-backed securities and collateralized mortgage obligations. Our average investments in mortgage-backed securities and collateralized mortgage obligations collectively increased by $564.8 million for 2004 as compared to 2003, largely funded by increases in client deposits. We estimated the duration of our investment portfolio increased to 2.1 years at December 31, 2004, from 1.7 years at December 31, 2003. The increase in duration was primarily due to the increase in mortgage-backed securities and collateralized mortgage obligations whose average duration is typically in the 2 to 5 year range.

In addition, average loans increased by $153.7 million, or 8.5% in 2004 as compared to 2003, resulting in a $12.4 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which increased by $106.8 million. In particular, the average balances of higher-yielding loan products such as asset-based loans and accounts receivable factoring increased by $39.4 million and $68.6 million, respectively. In addition, we also grew our average real estate and consumer loan portfolios. The increase in average loans reflects an improvement in economic activity and in the markets served by us. These new loans continue to be subject to our existing underwriting practices. Our strategy is to grow average loans modestly during 2005 as our corporate technology efforts continue to develop. Our loan yield in 2004 included $5.7 million from accretion of warrant loan fees as compared to $6.6 million in 2003.

Average federal funds sold, securities purchased under agreement to resell and other short-term investments for 2004 decreased by $82.4 million, or 11.9%, resulting in a $1.0 million unfavorable volume variance.

Interest Income—Shift in the Composition of Average Interest-Earning Assets (Rate Variance)

Favorable rate variances associated with each component of interest-earning assets caused a $5.9 million increase in interest income in 2004 as compared to 2003. Although the yields on federal funds sold, securities purchased under agreement to resell and other short-term investment securities increased and the yield on loans remained unchanged, the yield on total average interest-earning assets remained relatively unchanged. The overall yield remained unchanged due to a change in the mix of our total average interest-earning assets. In 2004, investment securities represented 40.9% of our total average interest-earning assets and loans represented 45.1% of our total average interest-earning assets. In 2003, investment securities represented 31.3% of our total average interest-earning assets, and loans represented 49.6% of our total average interest-earning assets. Thus, the increase in yields on federal funds sold, securities purchased under agreement to resell and other short-term investment securities in 2004 as compared to 2003 was offset by the change in overall composition of our interest-earning assets.

We increased our prime lending rate by 25 basis points on each of five occasions in the latter half of 2004, increasing it from 4.00% to 5.25%. As of December 31, 2004, approximately 81.3%, or $1.9 billion, of our outstanding loans were variable rate loans, which would re-price with any further increase or any decrease in our prime lending rate, unless restricted by the terms of any such loans.

The yield on investment securities increased by 11 basis points to 4.42% in 2004 from 4.31% for 2003, causing a $2.8 million favorable rate variance. This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher-yielding mortgage-backed securities and collateralized mortgage obligations.

We also realized a $1.4 million favorable rate variance associated with our federal funds sold, securities purchased under agreement to resell and other short-term investments, which is largely driven by higher short-term market interest rates in 2004 as compared to 2003. We expect to continue the trend of managing federal funds sold, securities purchased under agreement to resell and other short-term investments at appropriate levels for our liquidity needs.

Interest Expense

Total interest expense for 2004 decreased by $2.1 million from 2003, despite a $167.4 million, or 10.1% increase in our interest-bearing liabilities. The decrease in interest expense was primarily the result of a $4.0 million favorable rate variance, partially offset by a $1.9 million unfavorable volume variance.

We experienced a favorable rate variance of $4.0 million primarily due to lower interest expense related to borrowing. In the fourth quarter of 2003, we recognized $1.3 million in unamortized issuance costs associated with the early redemption of the $40.0 million, 8.25% trust preferred securities.

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

There were significant fluctuations in several line items of the total interest expense volume variance, which largely offset each other. In particular, the implementation SFAS No. 150 and FIN 46 in mid-2003 required us to reclassify our trust preferred securities to the long-term debt category during 2003. Additionally, these accounting pronouncements also required us to classify the trust preferred securities distribution expense as interest expense, on a prospective basis. The trust preferred distribution expense had previously been classified as noninterest expense.

Increases in regular money market and bonus money market deposits contributed a $1.3 million unfavorable variance to the total interest expense volume variance. This unfavorable volume variance was largely offset by lower time deposits, which provided a $1.0 million favorable volume variance. Due to the general improvement in the venture capital funding environment, highly-liquid money market deposits increased by $247.1 million, while longer-term time deposits have decreased by $155.9 million. Our clients may use time deposits as collateral for letters of credit issued by Silicon Valley Bank on their behalf, to certain third parties such as real estate lessors. We believe time deposits have decreased partly because of a softer real estate market, which generally reduces the frequency of these types of arrangements. Moreover, due to the general improvement in the economic environment, borrowings secured by time deposits have decreased.

A shift of client funds from time deposits to more liquid money market deposits also contributed to the favorable rate variance.

The average cost of funds of 0.26% for 2004 represented a decrease from 0.37% in 2003. The decrease was largely attributable to a decrease in the cost of borrowings and to a relative increase in noninterest-bearing funding sources as a percentage of total funding sources.

2003 Compared to 2002

Net Interest Income

Net interest income on a fully taxable-equivalent basis totaled $187.1 million in 2003, a decrease of $8.9 million, or 4.5%, from $196.0 million in 2002. The decrease in net interest income was due to a $13.3 million, or 6.2%, decline in interest income, offset by a $4.4 million, or 24.7%, decrease in interest expense over the comparable prior-year period. Interest expense in 2003 included $3.0 million related to the SFAS No. 150 and FIN 46 mandated classification of trust preferred securities distribution expense as interest expense for the latter half of 2003. For periods prior to June 30, 2003, trust preferred securities distribution expense was classified as noninterest expense and therefore did not impact the net interest margin.

Interest Income—Impact of Declining Market Interest Rates on Interest-Earning Assets (Rate Variance)

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

The $13.3 million decrease in interest income for 2003, as compared to 2002, was the result of a $19.4 million unfavorable rate variance associated with each component of interest-earning assets, partially offset by a $6.0 million favorable volume variance. Market interest rates decreased slightly during 2003, which caused the weighted average prime rate to decline by 56 basis points to 4.12% from 4.68% in 2002. Consequently, the yield on loans decreased by 75 basis points in 2003 to 7.99% from 8.74% in 2002. In 2003, we incurred a $13.4 million unfavorable rate variance associated with our loan portfolio. Floating rate loans, which represent approximately 81.2% of our total loan portfolio, produced lower interest income due to a lower average prime rate in 2003 compared to 2002. The average yield on federal funds sold, securities purchased under agreement to resell and other short-term investments also decreased due to the decline in market interest rates from 1.78% in 2002 to 1.16% in 2003, which caused a $4.2 million unfavorable rate variance.

Interest Income—Net Increase in Interest-Earning Assets (Volume Variance)

Total average interest-earning assets in 2003 increased $152.7 million, or 4.4% as compared to the prior year. The increase in total average interest-earning assets was principally funded by an increase in average noninterest-bearing deposits of $246.0 million, or 16.2%, and an increase in average long-term debt of $80.9 million, or 140.5%, offset by a decrease in average stockholders’ equity of $136.8 million, or 21.3%. The increase in average long-term debt was principally due to the issuance of $150.0 million of zero coupon convertible debt in May 2003. The net proceeds from the issuance of the convertible debt were largely used to repurchase our common stock, which resulted in the aforementioned decrease in average stockholders’ equity.

Average loans increased $37.4 million, or 2.1%, in 2003, as compared to 2002, resulting in a $3.2 million favorable volume variance. Our loan yield in 2003 included $6.6 million from accretion of warrant loan fees as compared to $9.0 million in 2002.  In 2003, we grew our average loan portfolio to a record level by continuing to focus on attracting corporate technology clients, which we believed were under-served by our competitors. We experienced loan growth across most of the industry sectors we serve.

Average investment securities for 2003 increased $70.8 million, or 6.6%, as compared to 2002, resulting in a $2.1 million favorable volume variance. The increase in average investment securities was primarily an increase in longer-term collateralized mortgage obligations.

Average federal funds sold, securities purchased under agreement to resell and other short-term investments increased $44.6 million, or 6.9%, in 2003, as compared to the prior year, resulting in a $0.8 million favorable volume variance. This increase was primarily due to a change in the investment portfolio mix.

The yield on average interest-earning assets decreased 63 basis points in 2003 from the prior year. This decrease primarily resulted from a decline in short-term market interest rates; thus, we earned lower yields on each component of our interest-earning assets.

Interest Expense

Total interest expense in 2003 decreased $4.4 million from 2002. This decrease was due to a favorable rate variance of $7.1 million, partially offset by an unfavorable volume variance of $2.7 million. The favorable rate variance between 2003 and 2002 primarily resulted from a reduction in the average rates paid on all of our interest-bearing deposits, particularly those rates paid on our time deposit and bonus money market deposit products.

The unfavorable volume variance was due in large part to the SFAS No. 150 mandated classification of trust preferred securities distribution expense of $3.0 million as interest expense for the latter half of 2003. Trust preferred securities distribution expense was previously classified as noninterest expense. Of the $3.0 million in trust preferred securities distribution expense, approximately $1.3 million related to the recognition of deferred issuance costs in the fourth quarter of 2003, due to the early redemption of our 8.25% trust preferred securities. We entered into an interest rate swap agreement to swap our 7.0% fixed payment on junior subordinated debentures for a variable rate based on the London Inter-Bank Offer Rate (LIBOR) plus a spread.

Additionally, we experienced an unfavorable volume variance of $3.2 million related to borrowings. In the second quarter of 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes, with a maturity of June 15, 2008. Although no interest was paid on the notes, we experienced an increase in interest expense due to amortization of the contingently convertible debt issuance costs. The overall unfavorable volume variance caused primarily by long-term debt and trust preferred securities was partially offset by average time deposits, which decreased from $611.0 million in 2002 to $485.2 million in 2003, causing a $1.3 million favorable volume variance.

The average cost of funds paid on average interest-bearing liabilities in 2003 was 0.81% down from 1.11% in 2002. This decrease in the average cost of funds was largely due to a decrease of 50 basis points on the average rates paid on both our money market deposit and time deposit products.

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

2004 Compared to 2003—Continued Improved Credit Quality Prompts Further Recovery of Provision for Loan Losses

We realized a recovery of provision for loan losses of $10.3 million in 2004 compared to a recovery of provision for loan losses of $9.9 million in 2003. In 2003, our loan loss recoveries exceeded loan charge offs by $1.4 million. We incurred net charge-offs of approximately $2.0 million in 2004 and credit quality remained strong with nonperforming loans at 0.64% of gross loans. We believe the improvement in the recovery of loan losses was primarily attributable to our improved credit risk management and to improved economic conditions.

2003 Compared to 2002—Improved Credit Quality Leads to Recovery of Provision for Loan Losses

We realized a recovery of provision for loan losses of $9.9 million in 2003, as compared to provision for loan losses of $5.9 million in 2002. We realized a slight net recovery of loan losses in 2003, compared to net charge-offs of $4.4 million in 2002. The change in provision for loan losses for 2003, as compared to 2002, resulted from the improvement in our loan portfolio’s credit quality position.

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

Noninterest Income

The following table summarizes the components of noninterest income and the percent change from year to year:

	(As Restated)
	Years Ended December 31,
			%Change		%Change
(Dollars in thousands)	2004	2003	2004/2003	2002	2003/2002

Client investment fees	$26,919	$23,991	12.2%	$30,344	(20.9)%
Corporate finance fees	22,024	12,204	80.5	10,872	12.3
Letter of credit and standby letter of credit income	9,994	8,912	12.1	10,258	(13.1)
Deposit service charges	13,538	13,202	2.5	9,072	45.5
Gains (losses) on investment, securities net	5,198	(9,614)	(154.1)	(10,679)	(10.0)
Credit card fees	2,817	3,431	(17.9)	955	259.3
Gains (losses) on derivative instruments, net	16,746	20,200	(17.1)	11,815	71.0
Other	9,726	8,505	14.4	8,789	(3.2)
Total noninterest income	$106,962	$80,831	32.3%	$71,426	13.2%

	At December 31, 2004	At December 31, 2003	At December 31, 2002
	(Dollars in millions)
Client investment funds(1):
Private label client investment funds	$7,261	$7,615	$7,642
Client investment assets under management	2,678	592	—
Sweep funds	1,351	1,139	853
Total client investment funds	$11,290	$9,346	$8,495

(1)                                  Client funds invested through SVB Financial Group, maintained at third party financial institutions.

We offer investment products and services that include mutual funds and other investments, sweep products, and asset management services to our clients.

Our fees, calculated on clients’ average balances, ranged from 9 to 70 basis points (fixed income securities and Federated Sweep, respectively) as of December 31, 2004, compared to a range of 10 to 100 basis points as of December 31, 2003.

Total client investment funds were $11.3 billion at December 31, 2004, compared to $9.3 billion at December 31, 2003, an increase of $2.0 billion, or 20.8%. As of December 31, 2004, client investment assets under management accounted for $2.7 billion, or 23.7%, of total client investment funds. Mutual fund products were $6.2 billion at December 31, 2004, and $6.4 billion at December 31, 2003.

Client investment fee income increased by $2.9 million from 2003 to 2004. Client investment fees for 2004 were $26.9 million. The increased income was largely attributable to the growth in client investment funds.

The increase in corporate finance fees in 2004 over 2003 was in large part due to a single large investment banking transaction, which generated $6.1 million in fees. SVB Alliant’s business is highly variable so we expect to see significant changes in corporate finance fees from year to year.

The increase in letter of credit and standby letter of credit income was primarily due to a higher volume of transactions, which resulted from increased global economic activity associated with our clients’ markets.

We recognized net investment gains in 2004, as compared to net investment losses in 2003.

	(As Restated)
	Years Ended December 31,
			% Change
(Dollars in thousands)	2004	2003	2004/2003

Gross gains on investment securities:
Available-for-sale securities, at fair value	$2,738	$—	—
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	5,568	1,541	261.3%
Other private equity investments	3,163	2,324	36.1%
Other investments	7	12	(41.7)%
Non-marketable securities (cost method accounting):
Venture capital fund investments	1,282	154	732.5%
Other private equity investments	1,035	2,113	(51.0)%
Total gross gains on investment securities	13,793	6,144	124.5%

Gross losses on investment securities:
Available-for-sale securities, at fair value	(535)	(1,447)	(63.0)%
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(3,655)	(5,966)	(38.7)%
Other private equity investments	(977)	(4,063)	(76.0)%
Other investments	(48)	(40)	20.0%
Non-marketable securities (cost method accounting):
Venture capital fund investments	(3,063)	(2,802)	9.3%
Other private equity investments	(317)	(1,440)	(78.0)%
Total gross losses on investment securities	(8,595)	(15,758)	(45.5)%
Net gains (losses) on investment securities	$5,198	$(9,614)	(154.1)%

Investment gains in 2004 were principally derived from the changes in fair value and realized sales of marketable and non-marketable equity securities from private equity securities, our managed funds of funds, our managed venture capital fund, and direct equity investments. Losses on our equity investments, excluding the impact of minority interest, were $1.3 million for 2004 compared to $4.0 million for 2003.  We expect continued variability in the performance of our equity portfolio.

Credit card fees declined slightly in 2004. As a result of our increased efforts to market a full range of fee-based financial services to our clients, client usage of this product increased in 2003 as compared to 2002, as did the fees charged for this line of service.

The following table summarizes the components of gains (losses) on derivative instruments for the years ended December 31, 2004 and 2003, and the percent changes from period to period:

	(As Restated)
	Years Ended December 31,
(Dollars in thousands)	2004	2003	% Change 2004/2003

Foreign exchange forwards	$13,997	$10,991	27.3%
Interest rate swap	—	1,001	—
Equity warrant assets change in fair value:
Cancellations and expirations	(2,424)	(2,970)	(18.4)%
Other changes in equity warrant asset fair value	5,173	11,178	(53.7)%

Total gains on derivative instruments, net	$16,746	$20,200	(17.1)%

The change in fair value of equity warrant assets is primarily attributed to the changes in the value of the underlying assumptions used to value the equity warrants including: changes in the risk-free interest rate, changes in the underlying value of the client companies’ stock, changes in the volatility of market comparable public companies and changes in the expected life.

2003 Compared to 2002—Decreases in Client Investment Fees and Letter of Credit and Standby Letter of Credit Fee Income, Partially Offset by an Increase in Deposit Service Charges

Client investment fees decreased in 2003 from 2002. Fees on clients’ average balances ranged from 10 to 100 basis points in 2003 and 12.5 to 107 basis points in 2002. At December 31, 2003, $9.3 billion in client funds were invested in these products, compared to $8.5 billion in 2002. Of these funds, $6.4 billion and $8.5 billion were invested in mutual fund products as of December 31, 2003 and 2002, respectively. Total invested client funds have increased between 2003 and 2002, however the decrease in client investment fees from year to year was due to a shift in client investment mix. The sustained low interest rate environment has caused lower priced investment products to become a more attractive investment strategy for many of our clients.

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

Corporate finance fees increased slightly in 2003 from 2002. Corporate finance fees totaled $10.9 million in 2002. In 2002, SVB Alliant, our investment-banking subsidiary, generated the entire balance of $10.9 million. SVB Alliant’s revenues are typically a function of the valuation of its clients’ mergers and acquisitions transactions. Economic events depressed valuations of high technology and life science corporations in 2003 and 2002. Thus, SVB Alliant has not achieved its merger and acquisition revenue goals. Consequently, we incurred aggregate impairment of goodwill charges of $63.0 million in 2003; see the discussion under the heading Noninterest Expense contained later in this “Management Discussion and Analysis of Financial Condition and Results of Operations” section.

Letter of credit and standby letter of credit fee income decreased between 2002 and 2003 as a result of increased competition and increased availability of these product types from other financial institutions.

	(As Restated)
	Years Ended December 31,
(Dollars in thousands)	2003	2002	% Change 2003/2002
Gross gains on investment securities:
Available-for-sale securities, at fair value	$—	$30	—
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	1,541	44	—
Other private equity investments	2,324	581	300.0%
Other investments	12	—	—
Non-marketable securities (cost method accounting):
Venture capital fund investments	154	275	(44.0)%
Other private equity investments	2,113	142	—
Total gross gains on investment securities	6,144	1,072	473.1%

Gross losses on investment securities:
Available-for-sale securities, at fair value	(1,447)	—	—
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(5,966)	(5,761)	3.6%
Other private equity investments	(4,063)	(1,315)	209.0%
Other investments	(40)	(40)	0.0%
Non-marketable securities (cost method accounting):
Venture capital fund investments	(2,802)	(2,510)	11.6%
Other private equity investments	(1,440)	(2,125)	(32.2)%
Total gross losses on investment securities	(15,758)	(11,751)	34.1%

Net losses on investment securities	$(9,614)	$(10,679)	(10.0)%

The 2003 and 2002 losses were primarily related to the write-downs of certain managed venture capital fund and direct equity investments. Excluding the impact of minority interest, the net write-downs of our equity securities totaled approximately $4.1 million in both 2003 and 2002.

Net losses on investment securities in 2003 decreased as compared to 2002. The decreases were principally derived from the changes in fair value and realized sales of marketable and non-marketable equity securities from private equity securities, our managed funds of funds, and direct equity investments. Losses on our equity investments, excluding the impact of minority interest, were $4.0 million for 2003 compared to $4.9 million for 2002.  We expect continued variability in the performance of our equity portfolio.

The following table summarizes the components of gains (losses) on derivative instruments for the years ended December 31, 2003 and 2002, and the percent changes from period to period:

	(As Restated)
	Years Ended December 31,
(Dollars in thousands)	2003	2002	% Change 2003/2002

Foreign exchange forwards	$10,991	$13,415	(18.1)%
Interest rate swap	1,001	1,070	(6.4)%
Equity warrant assets change in fair value:
Cancellations and expirations	(2,970)	(2,430)	22.2%
Other changes in equity warrant asset fair value	11,178	(240)	—

Total gains on derivative instruments	$20,200	$11,815	71.0%

The change in fair value of equity warrant assets is primarily attributed to the changes in the value of the underlying assumptions used to value the equity warrants including: changes in the risk-free interest rate, changes in the underlying value of the client companies stock, changes in the volatility of market comparable public companies and changes in the expected life.

Other noninterest income largely consisted of service-based fee income associated with our deposit and loan services as well as fund management fees.

Noninterest Expense

The following table presents the detail of noninterest expense and the percent change, year over year:

	(As Restated)
	Year Ended December 31,
			% Change		% Change
(Dollars in thousands)	2004	2003	2004/2003	2002	2003/2002

Compensation and benefits	$153,897	$121,653	26.5%	$103,505	17.5%
Net occupancy	18,134	17,638	2.8	20,391	(13.5)
Professional services	17,068	13,677	24.8	18,385	(25.6)
Furniture and equipment	12,403	11,289	9.9	9,562	18.1
Business development and travel	9,718	8,692	11.8	8,426	3.2
Correspondent bank fees	5,340	4,343	23.0	2,835	53.2
Data processing services	3,647	4,288	(14.9)	4,360	(1.7)
Telephone	3,367	3,187	5.6	3,123	2.0
Postage and supplies	3,255	2,601	25.1	3,190	(18.5)
Tax credit funds amortization	2,480	2,704	(8.3)	2,963	(8.7)
Impairment of goodwill	1,910	63,000	(97.0)	—	—
Provision for unfunded credit commitments	1,549	2,504	(38.1)	(3,338)	(175.0)
Trust preferred securities distributions	—	1,595	(100.0)	3,300	(51.7)
Other	9,062	7,725	17.3	6,624	16.6
Total noninterest expense	$241,830	$264,896	(8.7)%	$183,326	44.5%

2004 Compared to 2003—Decrease in Impairment of Goodwill, Increases in Compensation and Benefits and Professional Services Expense

The increase in compensation and benefits expense of $32.2 million was primarily due to an increase in incentive compensation expense of $18.3 million, or 112.7%, to $34.5 million during 2004, compared to $16.2 million during 2003. Incentive compensation at SVB Alliant increased $6.9 million and was driven by a 80.5% increase in investment banking revenues from $12.2 million to $22.0 million. The remaining increase in incentive compensation is largely attributable to improved financial performance of Silicon Valley Bank.

The remainder of the increase in compensation and benefits expense during 2004 was largely due to increases in salaries and wages expense, employee stock ownership plan expense, and equity-based compensation expense. Salaries and wages expense increased by $4.1 million, or 5.1%, to $84.3 million during 2004, compared to $80.2 million during 2003. The increase was primarily attributable to higher rates of employee salaries and wages. Average full-time equivalent (FTE) personnel was 999 during 2004, a slight increase from 994 FTE personnel during 2003.

Employee stock ownership plan expense increased by $3.0 million, or 78.7%, to $6.8 million during 2004, compared to $3.8 million during 2003. The increase was attributable to our improved consolidated financial performance. See Item 8.—Consolidated Financial Statements and Supplementary Data—Note 19. Employee Benefit Plans for further discussion of the employee stock ownership plan.

Lastly, equity-based compensation increased by $2.4 million, or 237.0%, to $3.4 million in 2004, compared to $1.0 million in 2003. This increase reflects our increased use of restricted stock and restricted stock units, in lieu of stock options, as components of our employee compensation structure, as we transition our equity-based compensation programs.

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

Lastly, we incurred approximately $1.4 million in professional fees related to fund raising activities associated with Gold Hill Venture Lending 03, LP which are venture debt fund entities. These venture debt funds raised approximately $214.1 million in capital commitments. SVB Financial Group initiated the formation of these funds and agreed to pay a portion of the related fund raising fees.

Over the past few years, we have continued to emphasize stringent controls over the use of external consulting services.

The increase in furniture and equipment expense is primarily due to the consolidation of two of our offices in southern California and the cost of furnishings for a newly opened Silicon Valley office.

The increase in business development and travel was primarily due to costs related to our sponsorship of the inaugural SVB Tech Investors Forum in September 2004. At this event, which was held in San Francisco, California, 76 public and private technology companies presented to over 500 investors. There were also incremental travel expenses associated with the opening of our international subsidiaries in London, England, and Bangalore, India in September 2004.

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

2003 Compared to 2002—Goodwill Impairment Charges, Increase in Variable Compensation, Decrease in Professional Services Expense

The increase in compensation and benefits expense of $18.1 million was primarily due to an increase in incentive compensation expense of $10.1 million, or 164.1%, to $16.2 million during 2003, compared to $6.1 million during 2002. We believed the increase in incentive compensation was necessary to retain our professional talent in an improving economic environment.

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

401(k) benefit expense increased by $2.1 million, or 238.7%, to $3.0 million during 2003, compared to $0.9 million during 2002. The increase was attributable to additional matching contributions made by us to this plan during 2003 resulting from changes to the 401(k) plan, which became effective as of January 1, 2003. See Item 8.—Consolidated Financial Statements and Supplementary Data—Note 19. Employee Benefit Plans for further discussion of the changes to the 401(k) plan.

In 2003, we incurred aggregate impairment of goodwill charges related to the SVB Alliant (formerly Alliant Partners) reporting unit of $63.0 million ($38.7 million net of tax, or $1.04 per diluted common share in 2003). We acquired SVB Alliant on September 28, 2001. In recent times, economic events depressed valuations of technology and life science corporations. Thus, SVB Alliant did not achieve its originally forecasted results of operations. Consequently, we incurred these aggregate impairment charges; see Item 8. Consolidated Financial Statements and Supplementary Data Note 11. Goodwill for further information. For a discussion of our goodwill accounting policies, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill.

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

On June 3, 2002, we entered into a derivative agreement with a notional amount of $40.0 million. The agreement provided an economic hedge against the risk of changes in fair value associated with our $40.0 million of 8.25% trust preferred securities. The derivative agreement provided a $1.0 million and $1.1 million decrease in trust preferred security distribution expense for 2003 and 2002, respectively. This interest rate swap was terminated effective June 23, 2003.

Other noninterest expense increased by $1.1 million, or 16.6%, to $7.7 million during 2003, compared to $6.6 million during 2002. This increase was substantially attributable to increase in operational losses, client services expense, advertising and promotion expense, and insurance and protection expense.

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

Minority Interest in Net Gains (Losses) of Consolidated Affiliates

Investment gains or losses related to our managed funds (see Part II, Item 8, Consolidated Financial Statements and Supplementary Data—Note 8. Investment Securities) are included in our consolidated noninterest income. Minority interest in the net gains or losses of these consolidated managed funds primarily represent net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds.

The change from net minority interest losses in 2003 to net minority gains in 2004 is primarily attributable to the improved investment returns from two of our managed funds SVB Strategic Investors Fund, LP and Silicon Valley BancVentures, LP.

	(As Restated)
	Years Ended December 31,
	2004	2003	% Change 2004/2003	2002	% Change 2003/2002
	(Dollars in thousands)
Minority interest in net (gains) losses of consolidated affiliates	$(3,090)	$7,689	(140.2)%	$7,767	(1.0)%

Income Taxes

2004 Compared to 2003

Our effective income tax rate was 37.8% in 2004, compared to 24.2% in 2003. The increase in our effective tax rate between 2004 and 2003 was primarily attributable to higher pre-tax income. The lower tax rate in 2003 was primarily attributable to a higher impact of our federally tax-exempt municipal bond and tax credit funds on overall pre-tax income.

2003 Compared to 2002

Our effective income tax rate was 24.2% in 2003, compared to 33.7% in 2002. The decrease in our effective tax rate from 2002 to 2003 was primarily due to a higher impact of our tax-advantaged investments on our lower overall earnings, partially offset by the exclusion of REIT tax benefits.

In the third quarter of 2002, we implemented California Real Estate Investment Trust (REIT) to serve as a future-funding vehicle. In 2002 we obtained $0.8 million in tax benefits from the REIT structure. In 2003, we did not take any REIT tax benefits in response to a California Franchise Tax Board (FTB) announcement on December 31, 2003, which related to new tax shelter regulations. We believe we are appropriately reserved for prior year benefits that were previously recognized. We will not reflect REIT tax benefits prospectively in our future financial statements until this matter has been resolved with the California FTB. We believe that our position with regard to the REIT has merit, and we plan to pursue our tax claims and defend our use of this entity. For further information on our effective tax rate, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 17. Income Taxes.

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

Commercial Banking

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for 2004 of $67.9 million represented an increase of $1.0 million, or 1.5%, from $66.9 million for 2003. This increase was the net result of higher revenues of $28.6 million, comprised of higher net interest income of $18.3 million and higher noninterest income of $10.3 million, offset by higher noninterest expenses of $24.9 million.

Net interest income of $170.1 million for 2004 increased $18.3 million, or 12.0%, from $151.8 million for 2003. Higher loans and deposit volumes along with higher interest rates drove this increase.

Recovery of provision for loan losses of $2.4 million for 2004 represented a net change of approximately $2.7 million from $(0.4) million for 2003.

Noninterest income of $66.1 million for 2004 increased $10.3 million, or 18.5%, from $55.8 million for 2003. The increase was primarily driven by letter of credit and foreign exchange income, which increased $4.6 million; collateral monitoring fees of $2.3 million, which in 2003 was not reported as part of Commercial Banking; and cash management sweep fees, which increased $2.2 million. Higher volume of client exchange transactions resulted from increased global economic activity associated with our clients’ markets.

Noninterest expense of $166.0 million for 2004 increased $24.9 million, or 17.6%, from $141.1 million for 2003. The increase in noninterest expense was primarily driven by expense related to compensation and benefits and business development. Specifically, incentive compensation increased $4.1 million, base compensation increased $2.1 million, and other employee-related expenses increased $2.1 million. Business development and travel expense increased by $1.2 million related to strategic initiatives such as the sponsorship of the SVB Tech Forum in San Francisco in the third quarter of 2004 and the global expansion initiatives. Noninterest expenses related to units supporting Commercial Banking activities were also allocated to Commercial Banking. Increases in incentive compensation expenses related to the support units also contributed to the expense increase.

Financial Condition

Commercial Banking had an increase in average deposits of $622.8 million, or 23.9%, and an increase in average loans of $128.3 million, or 8.5%, during 2004 compared to 2003. The loan products with the largest growth were accounts receivable factoring, which increased by $68.1 million, and asset-based lending, which grew by $41.4 million. The increase in average deposits and average loans reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for 2003 of $66.9 million represented a decrease of $3.6 million, or 5.1%, from $70.5 million for 2002. This decrease was the result of lower revenues of $6.7 million and higher expenses of $2.8 million, partially offset by lower charge-offs of loan and lease losses of $5.9 million. The lower revenues were comprised of lower net interest income of $2.1 million and lower noninterest income of $4.6 million.

Net interest income of $151.8 million for 2003 decreased $2.1 million, or 1.4%, from $154.0 million for 2002. The transfer rates on deposits drove the decrease in net interest income, partially offset by an increase in deposit balances.

Recovery of provision for loan losses of $0.4 million for 2003 represented a net change of approximately $5.9 million, from $5.6 million of charge-offs for 2002. Commercial Banking benefited from a large recovery related to entertainment loan litigation settlements in the third quarter of 2003.

Noninterest income of $55.8 million for 2003 decreased $4.6 million, or 7.6%, from $60.4 million for 2002. Client investment fees, which decreased $6.2 million, and letter of credit and foreign exchange income, which decreased $4.4 million, primarily drove the decrease. These decreases were offset by cash management account fees, which increased by $3.6 million, and other noninterest income, which increased by $2.1 million.

Noninterest expense of $141.1 million for 2003 increased $2.8 million, or 2.0%, from $138.3 million for 2002. The increase in noninterest expense was primarily driven by compensation and benefits expense. Incentive compensation expense increased as did the cost of the support units supporting growing business activities within Commercial Banking.

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

SVB Capital

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Income (Loss) Before Taxes

SVB Capital’s income before taxes for 2004 of $6.4 million represented a $0.3 million, or 4.9% increase, compared to $6.1 million for 2003. This increase was primarily attributable to increases in interest income and noninterest income, partially offset by an increase in noninterest expense.

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

Noninterest income for 2004 of $14.8 million represented a $5.1 million, or 52.7% increase, from $9.7 million for 2003. Investment gains or losses related to our managed funds, (see Part II, Item 8, Consolidated Financial Statements and Supplementary Data, Note 8. Investment Securities), are included in our consolidated noninterest income. Minority interest in the net gains or losses of these consolidated managed funds primarily represent net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds.

The change from net minority interest losses in 2003 to net minority gains in 2004 is primarily attributable to the improved investment returns from two of our managed funds SVB Strategic Investors Fund, LP and Silicon Valley BancVentures, LP.

Noninterest expense for 2004 of $23.4 million represented a $6.0 million, or 34.5% increase from $17.4 million for 2003. The increase in noninterest expense is primarily attributed to professional fees and compensation and benefits. Professional fees, primarily related to fund management, increased by $2.3 million. Compensation and benefits expense increased by $2.8 million resulting from higher salary expense and stock based compensation. We also incurred approximately $1.4 million in professional fees related to fund raising activities associated with the Gold Hill Venture Lending 03, LP venture debt fund entities.

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

Noninterest income of $9.7 million for 2003 increased $7.0 million, or 256.9%, from $2.7 million for 2002.  The increase primarily related to derivative warrant income gains of $7.5 million compared to a loss of $1.7 million for the same period in 2002 on a cash basis.

Noninterest expense of $17.4 million for 2003 increased $3.6 million, or 26.0%, from $13.8 million for 2002. The increase in noninterest expense was primarily driven by allocated expense from units supporting business expansion within SVB Capital. Higher incentive compensation expenses at the support units were a prime contributor to the increased allocated costs.

Financial Condition

SVB Capital had an increase in average deposits of $53.5 million, or 11.6%, and an increase in average loans of $4.5 million, or 7.2%, during 2003 compared to 2002. The growth in average deposits and average loans was due to various market factors, including an improved funds flow environment for SVB Capital’s client base, venture capital, and private equity firms, as well as our initiatives to serve clients at all states of growth.

SVB Alliant

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Income (Loss) Before Taxes

SVB Alliant’s loss before income taxes of $2.9 million for 2004 represented a $60.7 million improvement, compared to a $63.6 million loss for 2003. The increase was primarily a result of goodwill impairment charges of $63.0 million in 2003.

Noninterest income of $22.0 million in 2004 represented an increase of $9.8 million, or 80.5%, compared to $12.2 million in 2003. The increase was primarily attributable to one single large transaction, which generated $6.1 million in fees in the second quarter of 2004.

Noninterest expense of $24.9 million in 2004 represented a decrease of $50.8 million, compared to $75.8 million for 2003. The decrease was primarily due to impairment of goodwill charges of $17.0 million and $46.0 million incurred during the second and fourth quarters of 2003, respectively. This was partially offset by increases in compensation and benefits expense of $10.9 million. Of this increase, $6.9 million was attributable to increased incentive compensation, $1.6 million was attributable to increased base compensation, $1.2 million was attributable to increased employee benefits, and $0.9 million was attributable to increased stock-based compensation expense.

Financial Condition

SVB Alliant’s average total assets were lower for 2004 due to impairment charges of goodwill of $17.0 million and $46.0 million recorded in the second and fourth quarters of 2003, respectively. Please see Item 8—Consolidated Financial Statements and Supplementary Data—Note 7. Goodwill for further discussion.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Income (Loss) Before Taxes

SVB Alliant’s loss before tax of $63.6 million for 2003 represented a decrease of $64.8 million, from pre-tax income of $1.2 million for 2002.

Noninterest income of $12.2 million for 2003 increased $1.3 million, or 12.2%, from $10.9 million for 2002.

Noninterest expense of $75.8 million for 2003 represented an increase of $66.1 million, compared to $9.7 million for 2002. The increase in noninterest expense was primarily driven by expenses related to charges for impairment of goodwill of $17.0 million and $46.0 million incurred during the second and fourth quarters of 2003, respectively. In addition, compensation and benefits expense also increased by $2.0 million in 2003.

Balance Sheet Analysis

SVB Alliant’s average total assets were lower for 2003 due to the reduction in goodwill resulting from the $17.0 million and $46.0 million impairment of goodwill charges recorded in the second and fourth quarters of  2003, respectively. Please see Item 8—Consolidated Financial Statements and Supplementary Date—Note 11. Goodwill for further discussion.

Private Client Services and Other

The Private Client Services and Other segment, principally consists of our Private Client Services Group, and other business service units that are not part of Commercial Banking, SVB Capital or SVB Alliant segments. The Private Client Services Group does not meet the separate reporting thresholds as defined by SFAS No. 131 and as such has been combined with other business service units for segment reporting purposes. The Private Client Services Group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also provide our clients with deposit account products and services to meet cash management needs, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through our subsidiary, Woodside Asset Management, Inc., we provide individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals. Woodside Asset Management, Inc. incurred a $1.9 million goodwill impairment charge in the third quarter ended September 30, 2004. The Private Client Services Group was known as the Private Banking Group until its name change in January 2004.

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

Net interest income of $47.7 million for 2004 increased $20.0 million, or 72.5%, from $27.7 million for 2003. The increase in net interest income is primarily attributed to an increase of $25.0 million related to an increased gap between the funds transfer rates utilized for profitability reporting and the realized earnings on the investment portfolio.

Financial Condition

Our total assets were $5.1 billion at December 31, 2004, an increase of $677.3 million, or 15.2%, compared to $4.5 billion at December 31, 2003.

The growth in our total assets was primarily funded by an increase in client deposits, which increased by $552.7 million, or 15.1% over the period. The increase in total assets was largely concentrated in investment securities and loans.

Federal Funds Sold, Securities Purchased under Agreement to Resell, and Other Investment Securities

Federal funds sold, securities purchased under agreement to resell and other short-term investments totaled a combined $343.0 million at December 31, 2004, a decrease of $239.8 million, or 41.1% as compared to $582.8 million outstanding at the prior year end. The lower levels of federal funds sold, securities purchased under agreement to resell and other short-term investments at December 31, 2004, as compared to the prior year end reflect our current strategy of investing available funds in high quality, fixed income investment securities while maintaining adequate sources of liquidity. Our plan is to continue the trend of managing federal funds sold and overnight repurchase agreements at appropriate levels.

Investment Securities

Investment securities totaled $2.1 billion at December 31, 2004, an increase of $544.6 million, or 35.6%, from December 31, 2003. The increase was largely attributable to collateralized-mortgage obligations and mortgage-backed securities, which collectively increased by $500.5 million and asset-backed securities, which increased by $63.3 million. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 8 - Investment Securities.

For a description of the accounting policies related to Investment Securities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and

Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies—Investment Securities.

The following table details the composition of investment securities at December 31, 2004, 2003, and 2002:

	(As Restated)
	At December 31,
(Dollars in thousands)	2004	2003	2002

Available-for-sale securities:
U.S. Treasury securities	$29,766	$31,153	$20,578
U.S. agencies and corporations:
Collateralized mortgage obligations	813,919	611,385	420,161
Mortgage-backed securities	594,442	296,494	158,936
Discount notes and bonds	278,331	285,429	197,545
Asset-backed securities	100,996	37,695	38,508
Obligations of states and political subdivisions	98,037	150,871	210,517
Other debt securities	9,851	9,753	8,300
Marketable equity securities	1,343	793	2,266
Venture capital fund investments	—	8	11
Other equity investments(1)	—	8,602	7,055
Total available-for-sale securities	1,926,685	1,432,183	1,063,877

Marketable equity securities (investment company fair value accounting)(2)	480	—	—

Non-marketable securities (investment company fair value accounting):
Venture capital fund investments(3)	52,547	30,149	22,082
Other private equity investments(4)	15,720	10,097	9,986
Other investments(5)	11,247	—	—

Non-marketable securities (equity method accounting):
Other investments(6)	2,388	—	—
Low income housing tax credit funds	14,070	16,551	18,255

Non-marketable securities (cost method accounting):
Venture capital funds investments	27,409	27,205	26,750
Federal Home Loan Bank stock(7)	12,798	3,009	2,172
Federal Reserve Bank stock(7)	7,967	7,467	7,394
Other private equity investments	3,656	3,750	6,918
Total investment securities	$2,074,967	$1,530,411	$1,157,434

(1)           Includes $0 million, $8.6 million, and $7.1 million related to investments owned by two consolidated limited partnerships, Taurus Growth Partners, LP and Libra Partners, LP as of December 31, 2004, 2003, and 2002, respectively. The Taurus Growth Partners, LP and Libra Partners, LP funds were liquidated and the funds were fully distributed as of December 2004. We had a controlling interest of less than 1% in the funds.

(2)           Includes $0.5 million related to Silicon Valley BancVentures, LP at December 31, 2004.  The Company has a controlling interest of 10.7% in the fund.

(3)           Includes $45.3 million, $30.1 million, and $22.1 million related to our fund of funds, SVB Strategic Investors Fund, LP, as of December 31, 2004, 2003, and 2002, respectively. We had a controlling ownership interest of 11.1% in the fund. It also includes $7.3 million related to SVB Strategic Investors Fund II, LP, at December 31, 2004. We had a controlling ownership interest of 14.4% in the fund.

(4)           Includes $15.7 million, $10.1 million, and $10.0 million related to our venture capital fund, Silicon Valley BancVentures, LP, as of December 31, 2004, 2003, and 2002, respectively. We had a controlling ownership interest of 10.7% in the fund.

(5)           Includes $9.0 million related to Partners for Growth, LP at December 31, 2004. We had a majority ownership interest of 53.2% in the fund. It also included $2.3 million related to Gold Hill Venture Lending Partners 03, LP, as of December 31, 2004.  The Company has a direct ownership interest of 4.8% in the fund.

(6)           Includes $2.4 million related to Gold Hill Venture Lending Partners 03, LLC, the general partner of Gold Hill Venture Lending Partners 03, LP, at December, 31, 2004.  We had a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC.  Gold Hill Venture Lending Partners 03, LLC has ownership interest of 5.0% in the fund.

(7)           Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock are restricted, as we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement.

2004 Compared to 2003

Available-for-Sale Investments

Available-for-sale investment securities totaled $1.9 billion at December 31, 2004, an increase of $494.5 million, or 34.5%, from the December 31, 2003 balance of $1.4 billion. This increase primarily resulted from a shift of funds from federal funds sold, securities purchased under agreement to resell and other short-term investments to the available-for-sale investment securities portfolio. Furthermore, excess liquidity generated by growth in deposits in excess of loan growth was invested in the available-for-sale investment portfolio. The increase in available-for-sale securities was concentrated in higher-yielding mortgage-backed securities and collateralized mortgage obligations. During 2004, we increased the duration of the fixed income investment portfolio to 2.1 years at December 31, 2004 from 1.7 years at December 31, 2003, in conjunction with our active interest rate risk management program. Commercial paper, money market mutual funds and asset-backed securities also increased, which was partially offset by a decrease in obligations of states and political subdivisions.

Non-Marketable Securities (Investment Company Fair Value Accounting)

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

Non-Marketable Securities (Cost Method Accounting)

The carrying value of one of our cost basis investments at December 31, 2004 does not reflect an unrealized gain of approximately $2.1 million based on the market valuation of that specific fund investment.

We are typically contractually precluded from taking steps to hedge any current unrealized gains associated with many of these equity instruments. Hence, the amount of income realized by us from these equity instruments in future periods might vary materially from the current unrealized amount due to fluctuations in the market prices of the underlying common stock of these companies.

Investment Concentration

At December 31, 2004, except for securities issued by the U.S. Government or by U.S. government agencies and corporations, we held no investment securities that were issued by a single party that exceeded 10.0% of our stockholders’ equity.

2003 Compared to 2002

Available-for-Sale Investments

Available-for-sale investment securities totaled $1.4 billion at December 31, 2003, an increase of $368.3 million, or 34.6%, from the December 31, 2002, balance of $1.1 billion. The increase in available-for-sale securities resulted from growth in average client deposits in excess of loan growth. The change in the composition of investments was the result of our continuing efforts to diversify the product mix in our investment portfolio to higher yielding, high-quality assets. Short-term money market mutual funds were reallocated to higher yielding mortgage-backed securities and collateralized mortgage obligations. We added some duration to the portfolio due to active interest rate risk management and increased the average life to 1.7 years in 2003 from 1.5 years in 2002. Other notable changes included the reduction of short-term municipal bonds and an increase in agency discount notes and debentures.

Non-Marketable Securities (Investment Company Fair Value Accounting)

The increase in non-marketable securities related to an increase in venture capital fund investments of $8.1 million between 2002 and 2003, primarily due to additional investments made by our managed fund, SVB Strategic Investors Fund, LP during the year.

Investment Securities—Remaining Contractual Principal Maturities

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

	(As Restated)
	December 31, 2004
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield

U.S. Treasury securities	$29,766	2.76%	$19,860	2.66%	$9,906	2.97%	$—	—%	$—	—%
U.S. agencies and corporations:
Collateralized mortgage obligations	813,919	4.54	—	—	619	6.33	—	—	813,300	4.54
Mortgage-backed securities	594,442	4.89	—	—	1,009	5.70	—	—	593,433	4.89
Discount notes and bonds	278,331	3.90	9,962	2.93	208,194	3.71	60,175	4.70	—	—
Asset-backed securities	100,996	3.13	—	—	49,691	3.07	51,305	3.18	—	—
Obligations of states and political subdivisions	98,037	4.25	11,669	3.31	77,016	4.24	9,352	5.60	—	—
Other debt securities	9,851	3.08	9,851	3.08	—	—	—	—	—	—
Federal Reserve Bank Stock, Federal Home Loan Bank Stock, and tax credit funds	34,835	—	—	—	—	—	—	—	34,835	—
Marketable securities(1)	480	—	—	—	—	—	—	—	480	—
Marketable equity securities(2)	1,343	—	1,343	—	—	—	—	—	—	—
Venture capital fund investments	79,956	—	—	—	—	—	—	—	79,956	—
Other private equity investments	19,376	—	—	—	—	—	—	—	19,376	—
Other investments	13,635	—	—	—	—	—	—	—	13,635
Total	$2,074,967	4.12%	$52,685	2.94%	$346,435	3.73%	$120,832	4.13%	$1,555,015	4.69%

(1)           Investment company fair value accounting.

(2)           Available for sale.

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

Loans

The following table details the composition of the loan portfolio, net of unearned income for each year ended December 31:

	(As Restated)
	December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Commercial loans	$1,927,271	$1,701,903	$1,754,201	$1,535,513	$1,537,924

Real estate construction:
Vineyard development	80,960	50,118	30,465	27,512	12,328
Commercial real estate	18,562	12,204	12,713	24,576	49,925
Total real estate construction	99,522	62,322	43,178	52,088	62,253

Real estate term:
Real estate term—consumer	27,124	19,213	25,850	20,310	986
Real estate term—commercial	16,720	12,902	30,340	30,625	37,394
Total real estate term	43,844	32,115	56,190	50,935	38,380

Consumer and other	237,951	190,806	230,530	127,170	84,448
Total loans, net of unearned income(1)	$2,308,588	$1,987,146	$2,084,099	$1,765,706	$1,723,005

(1)           Unearned income was $18.4 million, $14.4 million, $13.8 million, $13.3 million and $13.3 million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

The following table sets forth the remaining contractual maturity distribution of our gross loans at December 31, 2004, for fixed and variable rate loans:

	(As Restated)
	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(Dollars in thousands)
Fixed-rate loans:
Commercial loans	$75,801	$266,952	$30,951	$373,704

Real estate construction:
Vineyard development	—	5,739	15,721	21,460
Commercial real estate	101	7,289	—	7,390
Total real estate construction	101	13,028	15,721	28,850

Real estate term:
Real estate term—consumer	—	14,854	9,951	24,805
Real estate term—commercial	—	7,623	75	7,698
Total real estate term	—	22,477	10,026	32,503

Consumer and other	600	100	—	700
Total fixed-rate loans	$76,502	$302,557	$56,698	$435,757

Variable-rate loans:
Commercial loans	$878,230	$680,579	$12,575	$1,571,384

Real estate construction:
Vineyard development	3,455	36,704	19,764	59,923
Commercial real estate	10,382	809	—	11,191
Total real estate construction	13,837	37,513	19,764	71,114

Real estate term:
Real estate term—consumer	—	1,622	764	2,386
Real estate term—commercial	—	6,905	2,083	8,988
Total real estate term	—	8,527	2,847	11,374

Consumer and other	131,234	21,721	84,374	237,329
Total variable-rate loans	$1,023,301	$748,340	$119,560	$1,891,201

Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging-growth or corporate technology companies in a variety of industries. As of December 31, 2004, our software tools and applications industry subsector represented 16.1% of total gross loans, our premium wine industry sector represented 14.2% of total gross loans, our venture capital industry subsector represented 13.2% of total gross loans, and our private client services sector represented 11.2% of total gross loans. No other industry sector represented more than 10.0% of total gross loans at December 31, 2004. Approximately 50% of our outstanding gross loans balances are in the State of California.  There are no other states with balances greater than 10%.

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

The following table presents an analysis of the allowance for loan and lease losses for each year ended December 31:

	(As Restated)
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Balance beginning of year	$49,862	$58,366	$56,903	$58,024	$56,451
Charge-offs:
Commercial	(16,196)	(17,723)	(26,061)	(36,488)	(63,092)
Real estate	—	(1,252)	—	(690)	—
Consumer and other	—	—	(524)	(424)	(203)
Total charge-offs	(16,196)	(18,975)	(26,585)	(37,602)	(63,295)

Recoveries:
Commercial	13,845	19,965	22,175	20,408	10,507
Real estate	391	331	—	209	47
Consumer and other	—	67	—	19	224
Total recoveries	14,236	20,363	22,175	20,636	10,778

Net (charge-offs) recoveries	(1,960)	1,388	(4,410)	(16,966)	(52,517)
Provision for loan losses	(10,289)	(9,892)	5,873	15,845	54,090

Balance end of year	$37,613	$49,862	$58,366	$56,903	$58,024
Net recoveries (charge-offs) to average total loans	(0.10)%	0.08%	(0.25)%	(1.02)%	(3.32)%

The following table displays the allocation of the allowance for loan and lease losses among specific classes of loans:

	(As Restated)
	December 31,
	2004		2003		2002		2001		2000
(Dollars in thousands)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)

Commercial	$29,183	83.5%	$41,802	85.7%	$48,750	84.1%	$50,478	87.0%	$51,473	89.3%
Real estate construction	1,516	4.3	1,663	3.1	924	2.1	1,292	2.9	1,317	3.6
Real estate term	1,673	1.9	2,395	1.6	5,237	2.7	2,353	2.9	2,399	2.2
Consumer and other	4,928	10.3	4,002	9.6	3,455	11.1	2,780	7.2	2,835	4.9
Unallocated	313	N/A	—	N/A	—	N/A	—	N/A	—	N/A
Total	$37,613	100.0%	$49,862	100.0%	$58,366	100.0%	$56,903	100.0%	$58,024	100.0%

(1)                                  Represents loan type as a percentage of total loans as of year end.

The allowance for loan and lease losses totaled $37.6 million at December 31, 2004, a decrease of $12.2 million, or 24.6%, as compared to $49.9 million at December 31, 2003. Our strong credit quality necessitated a decrease in the allowance for loan and lease losses. This decrease was due to net charge-offs of

$2.0 million and a provision for loan and lease losses of $(10.3) million. The 2004 net charge-off amount was composed of $16.2 million in gross charge-offs and $14.2 million in gross recoveries.

The allowance for loan and lease losses totaled $49.9 million at December 31, 2003, a decrease of $8.5 million, or 14.6%, as compared to $58.4 million at December 31, 2002. Our improved credit quality necessitated a decrease in the allowance for loan and lease losses. This decrease was due to net recoveries of $1.4 million and a provision for loan losses of $(9.9) million. Our loan recoveries in 2003 included settlement of the remaining recovery of film loan litigation. The 2003 net recovery amount was composed of $19.0 million in gross charge-offs and $20.4 million in gross recoveries.

The allowance for loan and lease losses totaled $58.4 million at December 31, 2002, an increase of $1.5 million, or 2.6%, as compared to $56.9 million at December 31, 2001. This decrease was due to net charge-offs of $4.4 million and a provision for loan losses of $5.9 million. Our loan recoveries in 2002 primarily related to film loans, which were charge off in 2000. The 2002 net charge-off amount was composed of $26.6 million in gross charge-offs and $22.2 million in gross recoveries.

The allowance for loan and lease losses totaled $56.9 million at December 31, 2001, a decrease of $1.1 million, or 1.9%, compared to $58.0 million at December 31, 2000. This decrease was due to net charge-offs of $17.0 million offset by additional provisions to the allowance for loan and lease losses of $15.8 million. The 2001 gross charge-offs included one entertainment credit totaling $3.8 million. Of the total 2001 gross charge-offs, $4.9 million were classified as nonperforming loans at the end of 2000. The 2001 gross recoveries included three credits, one from our technology industry sector and two from our discontinued entertainment and healthcare niches, totaling $12.0 million.

The allowance for loan and lease losses totaled $58.0 million at December 31, 2000. Gross charge-offs in 2000 included three entertainment credits totaling $23.1 million and two commercial credits totaling $12.0 million in 2000 in our healthcare services industry sector. Of the total 2000 gross charge-offs, $13.4 million were classified as nonperforming loans at the end of 1999.

Nonperforming Assets

Nonperforming assets consist of loans that are past due 90 days or more that are still accruing interest, loans on nonaccrual status, other real estate owned (OREO), and other foreclosed assets. We held no OREO or other foreclosed assets at December 31, 2004, 2003, 2002, 2001, or 2000. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets, and the allowance for loan and lease losses. At December 31, 2003 and 2002, our nonaccrual loans represented all impaired loans. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  For all periods presented, nonperforming loans equaled nonperforming assets.

	At December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000

Nonperforming assets:
Loans past due 90 days or more	$616	$—	$—	$1,000	$98
Nonaccrual loans	14,322	12,350	20,411	17,307	18,287
Total nonperforming assets	$14,938	$12,350	$20,411	$18,307	$18,385
Nonperforming assets as a percent of total gross loans	0.64%	0.62%	0.97%	1.03%	1.07%
Nonperforming assets as a percent of total assets (as restated)	0.29%	0.27%	0.48%	0.44%	0.33%
Allowance for loan and lease losses	$37,613	$49,862	$58,366	$56,903	$58,024
As a percent of total gross loans	1.62%	2.49%	2.78%	3.20%	3.36%
As a percent of nonaccrual loans	262.62%	403.74%	285.95%	328.79%	317.30%
As a percent of nonperforming assets	251.79%	403.74%	285.95%	310.83%	315.61%

Nonaccrual Loans

The detailed composition of nonaccrual loans is presented in the following table.

	At December 31,
(Dollars in thousands)	2004	2003

Commercial	$6,652	$8,330
Real estate term—commercial	3,171	3,560
Consumer and other	4,499	460
Total nonaccrual loans	$14,322	$12,350

Nonperforming Loans

Nonperforming loans totaled $14.9 million at December 31, 2004, an increase of $2.6 million, or 21.0%, from the $12.4 million total at December 31, 2003, however, nonperforming loans remained at 0.64% of total gross loans. The relatively low levels of nonperforming loans at December 31, 2004 and 2003 reflect an improved economic environment experienced by our clients as well as our ability to effectively manage client credit risk through our strategic focus on the technology, life science, premium wine, and private equity industries. Of the total nonperforming loans at year end 2003, $1.1 million were charged off, $5.9 million remained on nonperforming status, and $5.4 million were returned to accrual status or repaid during 2004. Additionally, $9.0 million in loans were placed on nonperforming status during 2004 and were still classified as nonperforming loans at December 31, 2004.

Nonperforming loans totaled $12.4 million at December 31, 2003, a decrease of $8.1 million, 39.5%, from the $20.4 million total at December 31, 2002. The reduction in nonperforming loans reflected the improved economic conditions experienced by our clients as well as our ability to manage client credit risk through our strategic focus on the technology, life science, premium wine, and private equity industries. Of the total nonperforming loans at year end 2002, $2.3 million were charged off, $1.2 million remained on nonperforming status, and $16.9 million were repaid during 2003. Additionally, $11.2 million in loans were placed on nonperforming status during 2003 and were still classified as nonperforming loans at December 31, 2003.

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

Derivatives

2004 compared to 2003

The gross positive fair values of derivative assets are recorded as a component of the other assets line item on the balance sheets.  The gross negative fair values of derivative liabilities are recorded as a component of the other liabilities line item on the balance sheets.  Derivatives are comprised of the following:

	(As Restated)
(Dollars in thousands)	As of December 31, 2004	As of December 31, 2003	% change 2004/2003
Assets (Liabilities):
Foreign exchange forward and option contracts	$(431)	$15	—
Equity warrant assets	28,928	29,537	(2.1)%
Total	$28,497	$29,552	(3.6)%

The fair value of derivative equity warrant assets decreased by $0.6 million. The fair value related to exercise of derivative equity warrant assets into equity securities caused a decrease of $6.3 million as of the dates of exercise, while $7.2 million in aggregate grant date fair value of new equity warrant assets was added to the portfolio.  Additionally, the decrease in fair value of our equity warrant assets attributable to cancellations and expirations was $2.4 million. The remaining $0.9 million decrease was related to an increase in the fair value of derivative equity warrant assets attributable to changes in the underlying assumptions used to value the equity warrant assets including changes in the risk-free interest rate, changes in the underlying value of our clients’ company stock, changes in the volatility of market comparable public companies, and changes in the expected life.

The fair value of foreign exchange forward and option contracts decreased by $0.4 million.

We enter into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. We enter into an opposite way foreign exchange forward contract with a correspondent bank to hedge these contracts, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with our clients. These contracts are short-term in nature, typically expiring within one year. We also enter into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange risk related to certain foreign currency denominated loans. At December 31, 2004 and 2003, the aggregate notional amounts of these contracts totaled $525.4 million and $155.8 million, respectively. The maximum credit exposure for counterparty nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $10.0 million at December 31, 2004 and $3.5 million at December 31, 2003. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties to such foreign exchange forward contracts.

Foreign Currency Option Contracts

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the clients’ need. We enter into an opposite way foreign currency option contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the currency option contracts entered into with our clients. These contracts typically expire in less than one year. At December 31, 2004 and 2003, the notional amounts of these contracts totaled $13.5 million and $21.1 million, respectively. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties.

2003 compared to 2002

	(As Restated)
(Dollars in thousands)	As of December 31, 2003	As of December 31, 2002	% change 2003/2002
Assets (Liabilities):
Foreign exchange forward and option contracts	$15	$(135)	(111.1)%
Equity warrant assets	29,537	23,465	25.9%
Total	$29,552	$23,330	26.7%

The change in derivative equity warrant assets was related to the change in the fair value of the equity warrant assets at the respective periods.  The change in fair value is primarily attributed to the following:

The fair value of derivative equity warrant assets increased by $6.1 million. The fair value related to exercise of derivative equity warrant assets into equity securities caused a decrease of $2.8 million, while $4.9 million in aggregate grant date fair value of new equity warrant assets was added to the portfolio.  Additionally, the decrease in fair value of our equity warrant assets attributable to cancellations and expirations was $3.0 million. The remaining $7.0 million increase was related to an increase in the fair values of derivative equity warrant assets attributable to changes in the underlying assumptions used to value the equity warrant assets including changes in the risk-free interest rate, changes in the underlying value of our clients’ company stock, changes in the volatility of share prices for comparable public companies, and changes in the expected life.

The fair value of foreign exchange forward and option contracts increased by $0.1 million.

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

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Noninterest-bearing demand	$2,649,853	$2,186,317	$1,892,048	$1,737,463	$2,448,737
Negotiable Order of Withdrawal (NOW)	32,009	20,897	21,531	25,401	57,857
Regular money market	520,368	372,877	285,640	264,858	354,939
Bonus money market	685,710	707,682	647,615	630,091	1,164,624
Time	331,574	379,068	589,216	722,964	836,081
Total deposits	$4,219,514	$3,666,841	$3,436,050	$3,380,777	$4,862,238

Total deposits were $4.2 billion at December 31, 2004, an increase of $552.7 million, or 15.1%, from the prior year end total of $3.7 billion. The increase in client deposits was concentrated in noninterest bearing demand deposits and reflects our efforts to penetrate the corporate technology industry sector, an improved venture capital funding environment, and our various initiatives to drive business.

Noninterest-bearing demand deposits increased as a percentage of total deposits to 62.8% at December 31, 2004 from 59.6% at December 31, 2003. At December 31, 2004, we held overdraft balances of $8.5 million, which were included in commercial loans.

Total deposits were $3.7 billion at December 31, 2003, an increase of $230.8 million, or 6.7%, from the prior year-end total of $3.4 billion. The increase in deposits reflected an improved funding environment, increased venture capital fund activity, and our various initiatives to drive business. Our noninterest-bearing demand deposits increased $294.3 million, or 15.6%, and money market deposits increased $147.3 million or 15.8%. These increases were partially offset by a decrease in time deposits of $210.1 million, or 35.7% from the prior year end.

Total deposits were $3.4 billion at December 31, 2002, an increase of $55.3 million, or 1.6%, from the prior year end total of $3.4 billion. Although our total period-end client deposit balances remained fairly consistent between 2002 and 2001, we experienced a shift in the composition of deposit balances. Our noninterest bearing demand deposits increased $154.6 million, or 8.9%, and money market deposits increased $38.3 million or 4.3%. These increases were largely offset by a decrease in time deposits of $133.7 million, or 18.5% from the prior year end.

Total deposits were $3.4 billion at December 31, 2001, a decrease of $1.5 billion, or 30.5%, from the prior year end total of $4.9 billion. A substantial portion of the decrease in deposits during 2001 was concentrated in our noninterest-bearing demand deposits, which decreased $711.3 million, or 29.0%, and bonus money market deposits, which decreased $534.5 million or 45.9%, from the prior year end. This decrease was explained by a slowdown in our clients’ capital markets and venture capital funding that reduced our clients’ liquidity levels at December 31, 2001.

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

	At December 31, 2004
	Three months or less	Four to six months	More than six months to twelve months	More than twelve months	Total
	(Dollars in thousands)
Time deposits, $100,000 and over	$202,592	$54,815	$24,402	$4,849	$286,658
Other time deposits	37,941	3,182	3,768	25	44,916
Total time deposits	$240,533	$57,997	$28,170	$4,874	$331,574

Borrowings

Contingently Convertible Debt

On May 20, 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into our common stock at a conversion price of $33.6277 per share and are subordinated to all our present and future senior debt. Holders of the notes may convert their notes only under certain conditions. Please see Item 8. Consolidated Financial Statements and Supplementary Data—Note 13. Borrowings for additional discussion.

On May 15, 2003, the Company entered into a convertible note hedge agreement (purchased call option) with a counterparty with respect to its common stock, to limit its exposure to potential dilution from conversion of the Company’s $150.0 million principal amount of zero coupon convertible notes. For information on the Company’s $150.0 million principal amount of zero coupon convertible notes, see Note 13. Borrowings. Upon the occurrence of conversion events, the Company has the right to purchase up to approximately 4,460,610 shares of its common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. The Company has the option to settle any amounts due under the convertible hedge either in cash or net shares of its common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Please see Item 8. Consolidated Financial Statements and Supplementary Data—Note 16. Derivative Financial Instruments for additional discussion.

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

The trust was a wholly-owned consolidated subsidiary of SVB Financial and its sole assets were the junior subordinated deferrable interest debentures. Distributions were cumulative and were payable quarterly at a rate of 8.25% per annum of the stated liquidation amount of $25 per preferred security. We fully and unconditionally guaranteed the obligations of the trust on a subordinated basis.

On June 3, 2002, we entered into an interest rate swap, which provided an economic hedge against the risk of changes in fair value associated with our $40.0 million, 8.25% fixed rate trust preferred securities. This agreement provided a benefit of $1.0 million and $1.1 million in 2003 and 2002, respectively. The swap was terminated on June 23, 2003. The change in fair value of this contract is recorded in noninterest income, a component of consolidated net income.

Please see the section under Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies—Financial Instruments with Characteristics of Both Liabilities and Equity for the impact of adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

Available Lines of Credit

As of December 31, 2004, we had available $304.0 million in federal funds and lines of credit, all of which were unused. In addition to the available federal funds lines, Silicon Valley Bank has reverse repurchase agreement lines available with multiple securities dealers. Reverse repurchase lines allow Silicon Valley Bank to finance short-term borrowings using various fixed income securities as collateral. At December 31, 2004, Silicon Valley Bank had not borrowed against any of its reverse repurchase lines.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that SVB Financial and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of common stock, as well as retained earnings.

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

Accelerated Stock Repurchase Agreements

In May 2003, January 2003, and November 2002, we entered into ASR agreements to facilitate the repurchase of shares of our common stock. As of December 31, 2003, we had completed all of our settlement obligations under these ASRs. We repurchased 3.2 million, 1.7 million, and 2.3 million shares of our common stock from the counterparties for $79.9 million, $29.9 million, and $40.0 million under the ASR agreements of May 2003, January 2003, and November 2002, respectively. Each of these agreements had a five-year term. During the term of the agreements, we had an obligation to sell shares to the counterparty equal to the number of shares we purchased from it at the outset of the agreement. We had the option to fulfill our obligation either by buying shares in the open market and selling those shares to the counterparty at forward prices specified in the agreements or by issuing new shares and remitting them to the counterparty in exchange for the forward price. The forward price was based on a formula that began with the price of the initial purchase and was adjusted for fees and commissions and the length of time from the initial purchase to when shares were sold or delivered to the counterparty. We had complete discretion as to the timing and number of shares that we sold to the counterparty subject to a cumulative minimum of 20.0% by the end of each year of the agreements. Under the ASRs, if we were required to pay the counterparty and elected to settle our obligation in shares, the number of shares to be issued by us was capped.

We accounted for initial payment under the ASR agreements as a purchase of treasury stock, and we subsequently retired those shares. Prior to June 15, 2003, the effective date of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” we accounted for ASRs under the EITF No. 99-7, “Accounting for an Accelerated Share Repurchase Program.”  EITF No. 99-7 provided that an entity should account for an accelerated stock repurchase program as two separate transactions:  (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to its own common stock. The forward contract was to be accounted for in accordance with the provisions of EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  As of December 31, 2003, we had fulfilled all obligations under the ASR agreements in accordance with the provisions of SFAS No. 150.

Stockholders’ Equity

Stockholders’ equity totaled $541.9 million at December 31, 2004, an increase of $84.0 million, or 18.3%, from the $458.0 million balance at December 31, 2003. This increase in 2004, as compared to 2003, was primarily due to the net income of $63.9 million and stock issuances under employee stock purchase and option program, partially offset by the repurchase of 0.3 million shares of common stock for an aggregate purchase price of $12.6 million. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of December 31, 2004. As of December 31, 2004, there are no plans for payment of dividends.

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

Credit Rating

Standard & Poor’s Rating Services assigned SVB Financial its BBB- long-term counterparty credit rating in December 2003, and there has been no change to that rating. Standard & Poor’s assigned its BBB counterparty credit rating to Silicon Valley Bank. An issuer rated BBB is defined as having an adequate capacity to meet its financial commitments, however, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitments. According to Standard & Poor’s, the outlook for both SVB Financial and Silicon Valley Bank is stable.

SVB Financial’s credit rating by Moody’s Investor Service (Moody’s) at December 31, 2004 was Baa1 for issuer rating. According to Moody’s, issuers rated Baa offer adequate financial security. However, certain protective elements may be lacking or may be unreliable over any great period of time. Silicon Valley Bank’s credit rating by Moody’s at December 31, 2003 was A3 for issuer rating, A3 for long-term deposits, P-2 for short-term deposits, and C for financial strength. Moody’s bank deposit ratings are opinions of a bank’s ability to repay punctually its foreign and/or domestic currency deposit obligations. According to Moody’s an A rating for deposits represents good credit quality, however, elements may be present that suggest a susceptibility to impairment over the long-term. Banks rated P-2 by Moody’s for short-term deposits offer strong credit quality and a strong capacity for timely payment of short-term deposit obligations. Financial strength ratings represent Moody’s opinion of a bank’s intrinsic safety and soundness and, as such, exclude certain external credit risks and credit support elements that are addressed by Moody’s bank deposit ratings. Banks rated C possess adequate intrinsic financial strength and are typically institutions with more limited but still valuable business franchises, good financial fundamentals, and a predictable and stable operating environment. According to Moody’s, the outlook for both SVB Financial and Silicon Valley Bank is stable.

Liquidity

An important objective of the asset/liability management committee (ALCO) is to manage liquidity. The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand, to meet depositors’ needs, and to service other liabilities as they become due without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

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

The ability to attract a stable, low-cost base of deposits is our primary source of liquidity. We continue to expand on opportunities to increase our liquidity. In the third quarter of 2002, we became a member of the Federal Home Loan Bank of San Francisco adding to our liquidity channels. Other sources of liquidity available to us include federal funds purchased, repurchase agreements, and other short-term borrowing arrangements. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of six months, and anticipated near-term cash flows from investments.

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

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from Silicon Valley Bank, its investment portfolio assets, and its ability to raise debt and capital. The ability of Silicon Valley Bank to pay dividends is subject to certain regulations; see Item 1. Business—Supervision and Regulation—Restriction on Dividends.

In analyzing our liquidity for 2004, 2003 and 2002, reference is made to our consolidated statement of cash flows for the years ended December 31, 2004, 2003 and 2002; see Item 8. Consolidated Financial Statements and Supplemental Data. The statement of cash flows includes separate categories for operating, investing, and financing activities.

Cash provided by operating activities for 2004 was $94.3 million, which included net income of $63.9 million. Adjustments for noncash items included $9.9 million in tax benefits primarily related to stock compensation, depreciation and amortization of $8.8 million, and deferred income tax expense of $5.6 million, offset by a net recovery of loan and lease losses of $10.3 million, amortization of deferred warrant related loan fees of $5.7 million and net investment gains of $5.2 million. Sources of cash from changes in other assets and liabilities included increases in accrued retention, incentive plans and other compensation benefits payable of $17.3 million and a decrease in income tax receivable of $4.6 million. These sources of cash were offset by a $7.3 million increase in accounts receivable and an increase in accrued interest receivable of $3.4 million.

Cash used for investing activities was $876.3 million for the year ended December 31, 2004. Net cash outflow was primarily driven by purchases of investment securities of $1.4 billion, partially offset by $162.0 million in proceeds from the sale of investment securities and $729.2 million in proceeds from maturities and pay-downs of investment securities. A net increase in loans of $341.7 million also contributed to the net cash outflow.

Cash provided by financing activities was $573.9 million for the year ended December 31, 2004, largely, driven by net increases in deposits of $552.7 million. Proceeds from the issuance of common stock and capital contributions from minority interest participants also contributed $25.1 million and $16.9 million, respectively. These sources of cash were offset by repurchases of our common stock of $12.6 million during 2004 and a decrease in other borrowings of $8.1 million.

Cash and cash equivalents were $627.2 million at December 31, 2004.

Operating activities for 2003 included net income of $13.0 million, which was adjusted for certain non-cash items including impairment of goodwill, recoveries of loan and lease losses, depreciation and amortization, amortization of deferred warrant related loan fees, deferred income tax benefit, net losses on investment securities, changes in fair values of derivatives and an assortment of other miscellaneous items. Investing activities consisted of transactions in investment securities resulting in a net cash outflow of $392.5 million and the net change in total loans, which resulted in a net cash inflow of $77.4 million in 2003. The net cash inflow associated with loans relate to principal collections offset by loan originations. The net cash outflow from securities transactions was the net result of purchases of investment securities, offset by securities maturities and sales. Financing activities reflected cash inflows of $234.2 million primarily resulting from a large increase in deposits and inflows from the issuance of zero-coupon convertible notes and 7.0% junior subordinated debentures. Financing cash outflows resulted from repurchases of common stock and redemption of our 8.25% trust preferred securities. In total, the transactions noted above resulted in a net cash inflow of $10.9 million for 2003 and total cash and cash equivalents, as defined in our consolidated statement of cash flows, of $835.3 million at December 31, 2003.

Operating activities for 2002 included net income of $54.5 million, which was adjusted for certain non-cash items including the provision for loan and lease losses, depreciation and amortization, amortization of deferred warrant related loan fees, deferred income tax expense, and an assortment of other miscellaneous items. Investing activities consisted of transactions in investment securities resulting in a net cash inflow of $182.4 million and the net increase in total loans, which resulted in a net cash outflow of $345.5 million in 2002. The net cash inflow from securities transactions were the net result of investment securities maturities and sales, offset by purchases of securities. The net cash outflow associated with loans relates to loan originations offset by principal collections. Financing activities reflected cash outflows of $63.7 million primarily due to the repurchase of common stock of $109.4 million. Additionally, our total deposits increased by $55.3 million during 2002, and we received net cash proceeds from issuance of common stock totaling $9.8 million under the provisions of our employee benefit plans. In total, the transactions resulted in a net cash outflow of $110.4 million for 2002 and total cash and cash equivalents, as defined in our consolidated statement of cash flows, were $824.4 million at December 31, 2002.

Financial Ratios

The table below presents the relationship between the following significant financial ratios:

	(As Restated)
	Years Ended December 31,
	2004	2003	2002

Return on average assets	1.34%	0.32%	1.40%
Divided by
Average equity as a percentage of average assets	10.38%	12.44%	16.46%
Equals
Return on average equity	12.90%	2.58%	8.50%
Times
Earnings retained	100%	86.8%	100%
Equals
Internal capital growth	12.90%	2.24%	8.50%

Both the capital ratios of SVB Financial and Silicon Valley Bank were in excess of regulatory guidelines for a well-capitalized depository institution as of December 31, 2004, 2003, and 2002. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 23. Regulatory Matters. Capital ratios for SVB Financial are set forth below:

	(As Restated)
	December 31,
	2004	2003	2002

Total risk-based capital ratio	16.09%	16.83%	16.31%
Tier 1 risk-based capital ratio	12.75%	12.23%	15.06%
Tier 1 leverage ratio	11.17%	10.62%	14.15%

SVB Financial’s and Silicon Valley Bank’s capital ratios remained well above the regulatory requirements in 2004. The decrease in total capital from 2003 to 2004 was due to the declining eligibility of our convertible bond as it approaches maturity. Both Tier 1 and Tier 1 leverage ratios increased due to the earnings generated by us and Silicon Valley Bank and the nominal amount of share repurchases executed over the course of the year.

The increases in our Tier 1 risk-based capital and Tier 1 leverage ratios from 2003 to 2004 have been caused in large part to increase in additional paid-in capital and retained earnings due to higher net income in 2004 as compared to 2003.

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

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $2.7 billion at December 31, 2004, and $1.7 billion at December 31, 2003. Out of these available commitments balances, the fixed rate commitments were $257.2 million at December 31, 2004, and $167.9 million at December 31, 2003. Our exposure arising from interest rate risk associated with fixed rate loan commitments is not considered material. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.7 billion at December 31, 2004, and $1.2 billion at December 31, 2003. Our potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending loan commitments as we do in making loans. The actual liquidity needs or the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portions of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies but may include intellectual property, real property, bank deposits or business and personal assets. The potential credit risk associated with these commitments is considered in our evaluation of the liability for unfunded commitments. Additionally, we have aggregate maximum lending limits of $478.7 million as of December 31, 2004 related to our accounts receivable factoring arrangements. We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credits

Commercial and standby letters of credit represent conditional commitments issued by us on behalf of a client to support the performance of a client to a third party when certain specified future events have yet to occur. Commercial letters of credit are issued primarily for inventory purchases by clients and are typically short-term in nature. We provide two types of standby letters of credit, performance and financial standby letters of credit. Performance standby letters of credit are issued in connection with the performance of a client to a third party when certain specified future events have yet to occur. Performance standby letters of credit are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices. Financial standby letters of credit are conditional undertakings issued by us in connection with the payment by a client to a third party (beneficiary). Financial standby letters of credit are primarily used to support many types of domestic and international payments. These standby letters of credit have fixed expiration dates and generally require a fee paid by a client at the time we issue the commitment. Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period.

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

	(Dollars in thousands)
	Expires In One Year Or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby	$561,994	$56,990	$618,984	$618,984
Commercial standby	10,289	—	10,289	10,289
Performance standby	7,423	2,870	10,293	10,293
Total	$579,706	$59,860	$639,566	$639,566

At December 31, 2004, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.4 million. At December 31, 2004, cash and investment securities collateral available to us to reimburse losses under financial and performance standby letters of credits was $284.8 million.

In addition to standby letter of credit guarantees, the Company issues additional guarantees as off-balance sheet arrangements.  As of December 31, 2004, those guarantees include the following:

•                  The Bank, as a financial provider, routinely guarantees credit cards for some of its customers which have been provided by an unaffiliated financial institution.  The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. Certain of these amounts are secured by certificates of deposit and other assets which the Bank has rights to in the event of nonperformance by the customers.  The total amount of this guarantee was $44.5 million at December 31, 2004. It is considered improbably that material losses would be incurred by the Bank as a result of these arrangements.

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

SVB Capital II Trust Preferred Securities

In October, 2003, SVB Capital II issued trust preferred securities that SVB Financial has fully and unconditionally guaranteed, based on its combined obligations under a guarantee agreement, a trust agreement, an expense agreement, and a junior subordinated indenture and the debentures issued under the junior subordinated indenture. SVB Capital II will redeem the trust preferred securities on October 15, 2033, and may redeem them earlier, subject to prior approval by the Board of Governors of the Federal Reserve System, if then required by the capital rules of the Federal Reserve Board.

SVB Financial entered into the guarantee agreement concurrently with the issuance of the trust preferred securities for the benefit of the holders of the trust preferred securities. Wilmington Trust Company acts as guarantee trustee under the guarantee agreement for the purposes of compliance with the Trust Indenture Act, and the guarantee is qualified as an indenture under the Trust Indenture Act. The guarantee trustee will hold the guarantee for the benefit of the holders of the trust preferred securities.

We account for variable interest entities according to the provisions of FASB Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities (VIE)” or FIN 46R. A VIE is to be consolidated by a company if that company is subject to the majority of the risk of loss from the VIE’s activities, is entitled to receive the majority of the entity’s residual returns, or both. As we do not bear the majority of the risk of loss from the trust preferred securities, they were not consolidated into our financial statements at December 31, 2004, or December 31, 2003.

For a description of certain off balance-sheet arrangements, see Item 8. Consolidated Financial Statements and Supplementary Data-Note 21. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments.

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

(1)           See Item 8. Consolidated Financial Statements and Supplementary Data— Note 13. Borrowings for further disclosure related to borrowings.

(2)           See Item 8. Consolidated Financial Statements and Supplementary Data—Note 10. Premises and Equipment for further disclosure related to premises and equipment.

(3)           See Item 8. Consolidated Financial Statements and Supplementary Data—Note 8. Investment Securities for further disclosure related to investment securities. We make commitments to venture capital fund investments. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the venture capital fund. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle, the overall market conditions, and the nature and type of industry in which the privately held companies operate.

(4)           See Item 8. Consolidated Financial Statements and Supplementary Data—Note 8. Investment Securities for further disclosure related to investment securities. SVB Financial Group has committed capital of $13.5 million to SVB Strategic Investors Fund, LP, representing an ownership interest of 11.1%.

(5)           See Item 8. Consolidated Financial Statements and Supplementary Data—Note 8. Investment Securities for further disclosure related to investment securities. SVB Financial Group made a capital commitment of $6.0 million to our venture capital fund, Silicon Valley BancVentures, LP in which we have an ownership interest of 10.7%.

(6)           See Item 8. Consolidated Financial Statements and Supplementary Data—Note 21. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments for further disclosure related to financial instruments with off-balance sheet risk.

(7)           See Item 8. Consolidated Financial Statements and Supplementary Data—Note 8. Investment Securities for further disclosure related to investment securities. SVB Financial Group has committed capital of $15.0 million to SVB Strategic Investors Fund II, LP, representing an ownership interest of 14.4%.

Forward-Looking Statements

The foregoing discussion and analysis contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, without limitation:

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

•                  Forecasts of future economic performance

•                  Descriptions of assumptions underlying or relating to any of the foregoing

In this amended Annual Report on Form 10-K/A, we make forward-looking statements discussing our management’s expectations about:

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

We had a fair value hedge in effect at December 31, 2004. This hedge is a $50.0 million fixed-for-variable swap of our 7% junior subordinated debentures, described in Item 8 Consolidated Financial Statements and Supplementary Data—Note 13. Borrowings and under Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—7% Junior Subordinated Debentures. For 2004, we paid interest expense of $3.5 million on the 7.0% junior subordinated debentures. However, the fair value hedge agreement provided a benefit of $2.2 million, resulting in net interest expense of $1.3 million for 2004.

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

Interest Rate Sensitivity Analysis

The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets and interest-sensitive liabilities that are anticipated to re-price within a specific time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest-sensitive liabilities re-pricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. The gap analysis as of December 31, 2004 indicates that the cumulative one-year gap as a percentage of interest-earning assets was a positive 37.8%.

The following table illustrates our interest rate sensitivity gap positions at December 31, 2004:

	(As Restated)
	Assets and liabilities which mature or reprice
(Dollars in thousands)	Immediately	1 Day to 1 Month	After 1 Month to 3 Months	After 3 Months to 6 Months	After 6 Months to 1 Year	After 1 Year to 5 Years	After 5 Years	Not Stated	Total

Assets:
Cash and due from bank (1)	$—	$—	$—	$—	$—	$—	$—	$284,208	$284,208
Federal funds sold, securities purchased under agreement to resell and other short-term investments	—	343,010	—	—	—	—	—	—	343,010
Investment securities:
U.S. Treasury and agencies obligations(2)	—	611	—	—	27,486	220,000	60,000	—	308,097
Collateralized mortgage obligations, mortgage-backed and asset-backed securities(2)	—	30,425	31,613	48,244	91,535	634,453	673,086	—	1,509,356
Other debt, marketable equity and non-marketable securities	—	9,851	1,715	2,475	7,380	77,832	8,635	149,626	257,514
Total investment securities	—	40,887	33,328	50,719	126,401	932,285	741,721	149,626	2,074,967
Loans, net of unearned income(3)(4)	1,629,413	136,025	95,083	78,754	101,547	247,051	20,715	—	2,308,588
Allowance for loan losses	—	—	—	—	—	—	—	(37,613)	(37,613)
Other assets	—	—	—	—	—	—	—	172,519	172,519
Total assets	$1,629,413	$519,922	$128,411	$129,473	$227,948	$1,179,336	$762,436	$568,740	$5,145,679
Liabilities, Minority Interest and Stockholders’ Equity:
Noninterest-bearing demand	$—	$—	$—	$—	$—	$—	$—	$2,649,853	$2,649,853
NOW and money market	—	28,982	55,887	78,888	141,522	624,064	308,744	—	1,238,087
Time	—	185,860	54,674	57,997	28,170	4,873	—	—	331,574
Total deposits	—	214,842	110,561	136,885	169,692	628,937	308,744	2,649,853	4,219,514
Contingently convertible debt	—	—	—	—	—	146,740	—	—	146,740
Junior subordinated debentures	—	—	—	—	—	—	49,470	—	49,470
Other borrowings	—	—	—	9,820	—	—	—	—	9,820
Other liabilities	—	—	—	—	—	—	—	107,502	107,502
Minority interest in capital of consolidated affiliates	—	—	—	—	—	—	—	70,685	70,685
Stockholders’ equity	—	—	—	—	—	—	—	541,948	541,948
Total liabilities, minority interest, and stockholders’ equity	$—	$214,842	$110,561	$146,705	$169,692	$775,677	$358,214	$3,369,988	$5,145,679
Off-Balance Sheet Items:
Interest rate swap	$—	$(50,000)	$—	$—	$—	$50,000	$—	$—	$—
Gap	1,629,413	255,080	17,850	(17,232)	58,256	453,659	404,222	(2,801,248)	—
Cumulative gap	1,629,413	1,884,493	1,902,343	1,885,111	1,943,367	2,397,026	2,801,248	—	—

(1)           Includes interest-bearing deposits in other financial institutions of $15.9 million as of December 31, 2004.

(2)           Principal cash flows are based on estimated principal payments as of December 31, 2004.

(3)           Not stated column consists of nonaccrual loans of $14.3 million offset by unearned income of $18.4 million as of December 31, 2004.

(4)           Maturity/repricing columns for fixed rate loans are based upon the amount and timing of related principal payments as of December 31, 2004.

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

	(As Restated)
	Estimated	Estimated Increase/ (Decrease) in MVPE		Estimated Net Interest	Estimated Increase/ (Decrease) in Net Interest Income
Change in interest rates (basis points)	MVPE	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)
December 31, 2004:
+200	$1,019,622	$20,290	2.0%	$326,744	$41,285	14.5%
+100	1,014,190	14,858	1.5	306,492	21,033	7.4
-	999,332	—	—	285,459	—	—
-100	936,599	(62,733)	(6.3)	257,295	(28,164)	(9.9)
-200	876,445	(122,887)	(12.3)	230,514	(54,945)	(19.2)

December 31, 2003:
+200	$801,630	$38,377	5.0%	$236,305	$17,244	7.9%
+100	796,232	32,979	4.3	226,153	7,092	3.2
-	763,253	—	—	219,061	—	—
-100	791,797	28,544	3.7	214,233	(4,828)	(2.2)
-200	735,833	(27,420)	(3.6)	210,769	(8,292)	(3.8)

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

Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile, and we may need to make material provisions for loan losses in any period, which could reduce net income or increase net losses in that period.

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

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates and fees we receive on interest-earning assets, such as loans extended to our clients and interest rates we receive on securities held in our investment portfolio. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, and unemployment. In addition, legislative changes could affect the manner in which we pay interest on deposits or other liabilities. For example, Congress has for many years debated repealing a law that prohibits banks from paying interest rates on checking accounts. If this law were to be repealed, we would be subject to competitive pressure to pay interest on our clients’ checking accounts, which would negatively affect our interest rate spread. Any material decline in our interest rate spread would have a material adverse effect on our business and profitability. Additionally, a portion of our loan fee income, a component of loan interest income, is predicated on the receipt of warrant assets.  If we fail to continue to receive warrant assets our future interest margin may decline.

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

We derive our net interest income through lending or investing capital on terms that provide returns in excess of our costs for obtaining that capital. As a result, our credit ratings are important to our business. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs (or trigger obligations under certain existing borrowings and other contracts), or increase the interest rates we pay our depositors. Further, our credit ratings and the terms upon which we have access to capital may be influenced by circumstances beyond our control, such as overall trends in the general market environment, perceptions about our creditworthiness or market conditions in the industries in which we focus.

Changes to our employee compensation structure could adversely affect our results of operations and cash flows, as well as our ability to attract, recruit, and retain certain key employees.

We account for our employee stock options in accordance with Accounting Principles Board Opinion No. 25 and related interpretations, which provide that any compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options. As a result, when options are granted at fair market value of the underlying stock on the date of grant, as is our practice, we incur no compensation expense. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123R requires us to record compensation expense for all employee stock grants. Such expense will have a material impact on our results of operations. In October 2004, in an effort to align our option grant rate to that of other financial institutions similar to us, we significantly decreased the number of shares subject to options granted to our employees on a prospective basis. We may in the future consider taking other actions to modify employee compensation structures, such as granting cash compensation or other forms of equity compensation. Our decision to reduce the number of option shares to be granted on a prospective basis, and any other future changes we may adopt in our employee compensation structures, could adversely affect our results of operations and cash flows, as well as our ability to attract, recruit, and retain certain key employees.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

SVB Financial, Silicon Valley Bank, and their subsidiaries are extensively regulated under federal and state law. These regulations are intended primarily for the protection of depositors, other clients, and the deposit insurance fund—not for the benefit of stockholders or security holders. Federal and state laws and regulations limit or otherwise affect the activities in which SVB Financial, Silicon Valley Bank, and their subsidiaries may engage. A change in the applicable statutes, regulations, or regulatory policy may have a material effect on our business and that of our subsidiaries. In addition, SVB Financial, Silicon Valley Bank, and their subsidiaries are required to maintain certain minimum levels of capital. Federal and state banking regulators possess broad powers to take supervisory action, as they deem appropriate, with respect to SVB Financial and Silicon Valley Bank. SVB Alliant and SVB Securities, both broker-dealer subsidiaries, are regulated by the SEC and the National Association of Securities Dealers, Inc. (NASD). Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. Supervisory actions can result in higher capital requirements, higher insurance premiums, and limitations on the activities of SVB Financial, Silicon Valley Bank or their subsidiaries. These supervisory actions could have a material adverse effect on our business and profitability.

Warrant, venture capital fund, and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity markets, which is uncertain.

We have historically obtained rights to acquire stock, in the form of equity warrants, in certain clients as part of negotiated credit facilities and for other services. In future periods we may not be able to ultimately realize gains from the sale of securities to third parties related to the exercise of warrants, or our realized gains may be materially less than the current level of fair value of derivative equity warrant assets and unrealized gains disclosed in this filing. We also have made investments in venture capital funds as well as direct equity investments in companies. The timing and amount of income, if any, from the disposition of client warrants, venture capital funds, and direct equity investments typically depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for initial public offerings, fluctuations in the market prices of the underlying common stock of these companies, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. In addition, our investments in venture capital funds and direct equity investments have lost value and could continue to lose value or become worthless, which would reduce our net income or could cause a net loss in any period. All of these factors are difficult to predict, particularly in the current economic environment. Additionally, due to the nature of investing in private equity venture-backed technology and life science companies, it is likely that additional investments within our existing portfolio will become impaired. However, we are not in a position to know at the present time which specific investments, if any, are likely to be impaired or the extent or timing of individual impairments. Therefore, we cannot predict future investment gains or losses with any degree of accuracy, and any gains or losses are likely to vary materially from period to period.

Public equity offerings and mergers and acquisitions involving our clients can cause loans to be paid off early, which could adversely affect our business and profitability.

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

If conditions deteriorate in the domestic or global economy, especially in the technology, life science, private equity, and premium wine industry niches, our business, growth, and profitability are likely to be materially adversely affected. A worsening of the global or U.S. economic slowdown would harm many of our clients. Our clients may be particularly sensitive to disruptions in the growth of the technology sector of the U.S. economy. In addition, a substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California could harm the businesses of a disproportionate number of our clients. To the extent that our clients’ underlying businesses are harmed, they are more likely to default on their loans.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of December 31, 2004, the Company did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in the Company’s internal control over financial reporting. Specifically, the Company did not have adequately designed internal controls in its financial reporting process related to the selection and application of generally accepted accounting principles in that (a) accounting policies, procedures and practices were not consistently developed, maintained or updated in a manner ensuring that financial statements were prepared in accordance with U.S. generally accepted accounting principles, (b) these policies and procedures were not designed to consistently ensure the preparation and retention of adequate documentation to support key judgments made in connection with the selection and application of significant accounting policies within the Company’s financial reporting process and (c) the Company’s policies and procedures did not consistently provide for effective analysis, implementation, and documentation of new accounting pronouncements.  In addition, the Company did not maintain sufficient levels of appropriately qualified and trained personnel in its financial reporting processes resulting in management’s inability to consistently follow its internal control over financial reporting related to (x) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for warrant derivatives or other non-routine or complex transactions, and (y) the review of such documentation by qualified internal staff, assisted by external advisors as deemed necessary, to determine its completeness and the propriety of our conclusions. For a detailed description of these material weaknesses and the Company’s remediation efforts and plans, see Part II, Items 9A and 9B. These control deficiencies resulted in material errors in the Company’s financial reporting which resulted in a restatement of the Company’s financial statements for the years 2002, 2003 and 2004, as discussed elsewhere in this Annual Report on Form 10-K/A. We have not yet fully remediated these material weaknesses.

In response to these material weaknesses in our internal control over financial reporting, we are implementing additional controls and procedures and are incurring additional related expenses. We cannot be certain that the measures we have taken and are planning to take will sufficiently and satisfactorily remediate the identified material weaknesses in full. Furthermore, we intend to continue improving our internal control over financial reporting and the implementation and testing of these efforts could result in increased cost and could divert management attention away from operating our business.

If we are unable to remediate the identified material weaknesses discussed above, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

We have received two delisting notices from Nasdaq.  Our common stock and 7% cumulative trust preferred securities may become delisted from the Nasdaq National Market, which may have a material adverse effect on us, including an adverse impact on the liquidity of our common stock and on our ability to attract, recruit or retain key employees.

On August 16, 2005 and November 15, 2005, we received notices from the staff of the Nasdaq Stock Market stating that the Company’s securities are subject to delisting because it was not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) due to the delayed filing of its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005.  Currently, both the Company’s common stock and 7% cumulative trust preferred securities are traded on the Nasdaq National Market, under the symbols SIVBE and SIVOE, respectively.

At an appeal hearing before a Nasdaq Listing Qualifications Panel on September 29, 2005, we submitted a plan to Nasdaq that would bring us back in compliance with Marketplace Rule 4310(c)(14).  The plan, which was subsequently approved by the Nasdaq panel in November 2005, requires us to file our restated financials and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005 on or before December 28, 2005.  We did not file either of these Quarterly Reports by the SEC filing deadline on that date. Once these reports have been filed, the Company expects that it will be back in compliance with Nasdaq marketplace rules, so long as it has not actually been delisted by Nasdaq.

While the Company intends to continue its plan to achieve and sustain compliance as requested by Nasdaq, there can be no guarantee that we will be successful in implementing our plan as intended, or that our common stock will not be delisted by Nasdaq.  If our common stock is delisted, the only public market for our common stock is likely to be the “pink sheets” or the OTC Bulletin Board. Being delisted will likely significantly and adversely impact the liquidity of our common stock and significantly depress its value.

Additionally, if we are delisted, the reduced marketability of our common stock may have a material adverse affect on our ability to attract, recruit and retain key employees, especially since our employee compensation structure includes equity compensation.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SVB Financial Group (formerly known as Silicon Valley Bancshares):

We have audited management’s restated assessment, included in the accompanying Management’s Report of Internal Control over Financial Reporting (as Restated) (Item 9A(b)), that SVB Financial Group (formerly known as Silicon Valley Bancshares) and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s restated assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management identified and included in its restated assessment the following material weaknesses as of December 31, 2004:

•                  The Company did not have adequately designed internal controls in its financial reporting process related to the selection and application of generally accepted accounting principles (GAAP). Specifically, accounting policies, procedures and practices were not consistently developed, maintained or updated in a manner ensuring that financial statements were prepared in accordance with U.S. generally accepted accounting principles. Also, policies and procedures were not designed to consistently ensure the preparation and retention of adequate documentation to support key judgments made in connection with the selection and application of significant accounting policies within the Company’s financial reporting process.  Finally, the Company’s policies and procedures did not consistently provide for effective analysis, implementation, and documentation of new accounting pronouncements.

•                  The Company did not maintain sufficient levels of appropriately qualified and trained personnel in its financial reporting processes. As a result, the Company did not establish internal control over financial reporting policies and procedures related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for warrant derivative assets or other non-routine or complex transactions, and (b) the review of such documentation by qualified internal staff, assisted by external advisors as deemed necessary, to determine its completeness and the propriety of the Company’s conclusions.

These material weaknesses resulted in the restatement of the Company’s previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the interim consolidated financial information for each of the quarterly periods in 2004 and 2003.  Specifically, the aforementioned material weaknesses in internal control over financial reporting as of December 31, 2004 resulted in the following accounting errors:

1)                                      Derivative equity warrant assets with net share settlement provisions were not reported as derivatives in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Specifically, the Company failed to properly reflect the fair value of equity warrant assets with net settlement terms received during lending activity in its consolidated balance sheet, the change in fair value of the equity warrant assets in the income statement and the accretion of the grant date fair value of equity warrant assets to interest income as a yield adjustment. This misapplication of GAAP resulted in a change to the Company’s interest income, provision for loan and lease losses, non-interest income and net income for the years ended December 31, 2004, 2003 and 2002 and for all quarterly periods during the years ended December 31, 2004 and 2003.

2)                                      Initial non-refundable corporate finance fees were not reported in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, the Company failed to defer recognition of initial upfront non-refundable retainers received upon execution of engagement letters to provide mergers and acquisitions advisory services until the completion of all contractual obligations pursuant to the terms of the engagement letters or upon receipt or notification of an engagement termination letter. This misapplication of GAAP resulted in a change to the Company’s noninterest income and net income for the years ended December 31, 2004, 2003, and 2002 and for all quarterly periods during the years ended December 31, 2004 and 2003.

3)                                      Non-refundable loan fees and costs associated with the Company’s lending products and fees associated with letters of credit were not reported in accordance with the provisions of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Specifically, the Company failed to recognize net fee revenue in accordance with the appropriate straight-line or interest method, as prescribed by SFAS No. 91, for net loan fee income obtained in connection with the extension of lending products.  In addition, the Company inappropriately recognized non-refundable loan fees it receives for factoring loans immediately rather than deferring and amortizing fees over the term of the facility granted.  The Company did not properly defer direct loan origination costs associated with originating certain loan products.  In addition, the Company misclassified fees on certain letters of credit as interest income rather than noninterest income on commitments where the probability of exercise was deemed remote.  These misapplications of GAAP resulted in a change to the Company’s interest income, noninterest income and net income for the years ended December 31, 2004, 2003, and 2002 and for all quarterly periods during the years ended December 31, 2004 and 2003.

4)                                      Certain investment securities that were readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less, were not reported as cash equivalents in accordance with the provisions of SFAS No. 95, Statement of Cash Flows.  This misapplication of GAAP resulted in a reclassification in the Company’s consolidated balance sheets of money market mutual fund investments and commercial paper investments from Investment securities to Federal funds sold and securities purchased under agreement to resell and other short-term investment securities. This reclassification did not result in any change to the Company’s revenue or net income for the years ended December 31, 2004, 2003 and 2002 or for any quarterly period during the years ended December 31, 2004 and 2003.

5)                                      Current federal income taxes receivable and current federal income taxes payable were not reflected net on the Company’s balance sheets. This misapplication of GAAP resulted in a change to the Company’s other assets and other liabilities as of December 31, 2004 and 2003. Current federal income taxes receivable and current federal income taxes payable should be netted as the Company has the legal right of offset, as defined by FIN No. 39, Offsetting of Amounts Related to Certain Contracts. Therefore, other assets and other liabilities have been restated to reflect the net current federal income taxes receivable or net current federal income taxes payable at each of these period ends. This correction of accounting resulted in a decrease to both other assets and other liabilities as of December 31, 2004 and 2003.

As stated in the fourth to the seventh paragraphs of Management’s Report on Internal Control Over Financial reporting (as Restated) (Item 9A(b)), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been restated to reflect the impact of the aforementioned material weaknesses in internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the restated consolidated balance sheets of SVB Financial Group and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of years in the three-year period ended December 31, 2004.  The aforementioned material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the restated 2004 consolidated financial statements, and this report does not affect our report dated March 14, 2005, except as to the restatement discussed in Note 3, which is as of December 28, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s restated assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

San Francisco, California
March 14, 2005, except as to the fourth to the seventh paragraphs of Management’s Report on Internal Control Over Financial Reporting (as Restated), which are as of December 28, 2005

Item 8.                          Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SVB Financial Group (formerly known as Silicon Valley Bancshares):

We have audited the accompanying consolidated balance sheets of SVB Financial Group (formerly known as Silicon Valley Bancshares) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 3, the Company has restated the accompanying consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005, except as to the fourth to seventh paragraphs of Management’s Report on Internal Control Over Financial Reporting (as restated), which are as of December 28, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2004.

San Francisco, California
March 14, 2005, except for Note 3, which is as of December 28, 2005

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(As Restated)
	December 31,
(Dollars in thousands, except par value)	2004	2003
Assets
Cash and due from banks	$284,208	$252,521
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	343,010	582,792
Investment securities	2,074,967	1,530,411
Loans, net of unearned income	2,308,588	1,987,146
Allowance for loan and lease losses	(37,613)	(49,862)
Loans, net	2,270,975	1,937,284
Premises and equipment, net of accumulated depreciation and amortization	14,641	14,999
Goodwill	35,639	37,549
Accrued interest receivable and other assets	122,239	112,854
Total assets	$5,145,679	$4,468,410
Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,649,853	$2,186,317
NOW	32,009	20,897
Money market	1,206,078	1,080,559
Time	331,574	379,068
Total deposits	4,219,514	3,666,841
Contingently convertible debt	146,740	145,797
Junior subordinated debentures	49,470	49,118
Other borrowings	9,820	17,961
Other liabilities	107,502	79,996
Total liabilities	4,533,046	3,959,713
Commitments and contingencies
Minority interest in capital of consolidated affiliates	70,685	50,744
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,970,095 and 35,028,470 shares outstanding, respectively	36	35
Additional paid-in capital	45,226	17,508
Retained earnings	499,911	436,047
Unearned compensation	(4,512)	(1,232)
Accumulated other comprehensive income	1,287	5,595
Total stockholders’ equity	541,948	457,953
Total liabilities, minority interest, and stockholders’ equity	$5,145,679	$4,468,410

See accompanying notes to consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	(As Restated)
	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2004	2003	2002
Interest income:
Loans	$157,604	$143,586	$153,799
Investment securities:
Taxable	70,651	39,295	37,933
Non-taxable	5,004	6,248	6,894
Federal funds sold, securities purchased under agreement to resell and other short-term investments	8,421	8,024	11,517
Total interest income	241,680	197,153	210,143
Interest expense:
Deposits	8,423	9,083	16,229
Other borrowings	2,968	4,370	1,647
Total interest expense	11,391	13,453	17,876
Net interest income	230,289	183,700	192,267
(Recovery of) provision for loan and lease losses	(10,289)	(9,892)	5,873
Net interest income after (recovery of) provision for loan and lease losses	240,578	193,592	186,394
Noninterest income:
Client investment fees	26,919	23,991	30,344
Corporate finance fees	22,024	12,204	10,872
Letter of credit and standby letter of credit income	9,994	8,912	10,258
Deposit service charges	13,538	13,202	9,072
Gains (losses) on derivative instruments, net	16,746	20,200	11,815
Gains (losses) on investment securities, net	5,198	(9,614)	(10,679)
Credit card fees	2,817	3,431	955
Other	9,726	8,505	8,789
Total noninterest income	106,962	80,831	71,426
Noninterest expense:
Compensation and benefits	153,897	121,653	103,505
Net occupancy	18,134	17,638	20,391
Professional services	17,068	13,677	18,385
Furniture and equipment	12,403	11,289	9,562
Business development and travel	9,718	8,692	8,426
Correspondent bank fees	5,340	4,343	2,835
Data processing services	3,647	4,288	4,360
Telephone	3,367	3,187	3,123
Postage and supplies	3,255	2,601	3,190
Tax credit fund amortization	2,480	2,704	2,963
Impairment of goodwill	1,910	63,000	—
Provision for (reduction of) unfunded credit commitments	1,549	2,504	(3,338)
Trust preferred securities distributions	—	1,595	3,300
Other	9,062	7,725	6,624
Total noninterest expense	241,830	264,896	183,326
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	105,710	9,527	74,494
Minority interest in net (income) losses of consolidated affiliates	(3,090)	7,689	7,767
Income before income tax expense	102,620	17,216	82,261
Income tax expense	38,754	4,174	27,761
Net income	$63,866	$13,042	$54,500
Earnings per common share-basic	$1.81	$0.36	$1.24
Earnings per common share-diluted	$1.70	$0.35	$1.21

See accompanying notes to consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(As Restated)
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Net income	$63,866	$13,042	$54,500
Other comprehensive (loss) income, net of tax:
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses)	(9,600)	(11,347)	9,507
Related tax effect	4,010	4,683	(3,915)
Reclassification adjustment for (gains) losses included in net income	2,202	(1,447)	30
Related tax effect	(920)	597	(12)
Other comprehensive (loss) income, net of tax	(4,308)	(7,514)	5,610
Comprehensive income	$59,558	$5,528	$60,110

See accompanying notes to consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	(As Restated)
	Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income	Total

Balance at December 31, 2001, As previously reported	45,390,007	$45	$196,143	$423,252	$(1,600)	$9,675	$627,515
Restatement adjustments (Note 3)	—	—	—	11,709	—	(2,176)	9,533
Balance at December 31, 2001, As restated	45,390,007	45	196,143	434,961	(1,600)	7,499	637,048
Common stock issued under employee benefit plans, net of restricted stock cancellations	722,464	1	9,112	—	151	—	9,264
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	4,113	—	—	—	4,113
Net income	—	—	—	54,500	—	—	54,500
Amortization of unearned compensation	—	—	—	—	797	—	797
Net change in unrealized gains on available-for-sale investment securities	—	—	—	—	—	5,610	5,610
Common stock repurchases	(5,534,378)	(5)	(109,389)	—	—	—	(109,394)
Balance at December 31, 2002, As restated	40,578,093	41	99,979	489,461	(652)	13,109	601,938
Common stock issued under employee benefit plans, net of restricted stock cancellations	931,684	1	14,307	—	(1,712)	—	12,596
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	6,736	—	—	—	6,736
Net income	—	—	—	13,042	—	—	13,042
Amortization of unearned compensation	—	—	—	—	1,132	—	1,132
Net change in unrealized losses on available-for-sale investment securities	—	—	—	—	—	(7,514)	(7,514)
Warrant issuance proceeds	—	—	17,412	—	—	—	17,412
Cost of convertible debt note hedge	—	—	(39,297)	—	—	—	(39,297)
Real estate investment trust dividend	—	—	—	(2)	—	—	(2)
Common stock repurchases	(6,481,307)	(7)	(81,629)	(66,454)	—	—	(148,090)
Balance at December 31, 2003, As restated	35,028,470	35	17,508	436,047	(1,232)	5,595	457,953
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,241,625	1	30,433	—	(5,650)	—	24,784
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	9,863	—	—	—	9,863
Net income	—	—	—	63,866	—	—	63,866
Amortization of unearned compensation	—	—	—	—	2,370	—	2,370
Net change in unrealized losses on available-for-sale investment securities	—	—	—	—	—	(4,308)	(4,308)
Real estate investment trust dividend	—	—	—	(2)	—	—	(2)
Common stock repurchases	(300,000)	—	(12,578)	—	—	—	(12,578)
Balance at December 31, 2004, As restated	35,970,095	$36	$45,226	$499,911	$(4,512)	$1,287	$541,948

See accompanying notes to consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(As Restated)
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$63,866	$13,042	$54,500
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan and lease losses	(10,289)	(9,892)	5,873
Changes in fair values of derivatives	1,939	(4,135)	5,507
(Gains) losses on investment securities, net	(5,198)	9,614	10,679
Depreciation and amortization	8,779	7,610	7,964
Impairment of goodwill	1,910	63,000	—
Minority interest	3,090	(7,689)	(7,767)
Tax benefits of stock compensation	9,863	6,736	4,113
Stock-based compensation	3,563	1,132	797
Amortization of deferred warrant related loan fees	(5,656)	(6,621)	(9,228)
Deferred income tax expense (benefit)	5,572	(15,804)	2,680
Changes in other assets and liabilities:
(Increase) decrease in accrued interest receivable	(3,370)	(211)	6,095
(Increase) in accounts receivable	(7,317)	(2,258)	(930)
(Increase) decrease in income tax receivable	4,646	(4,746)	17,141
Increase in accrued retention, incentive plans and other compensation benefits payable	17,338	15,021	2,774
Provision for (Reduction of) unfunded credit commitments	1,549	2,504	(3,338)
Other, net	4,051	8,982	5,665
Net cash provided by operating activities	94,336	76,285	102,525

Cash flows from investing activities:
Purchases of investment securities	(1,431,653)	(1,724,347)	(1,419,801)
Proceeds from sales of investment securities	162,011	106,747	57,087
Proceeds from maturities and pay downs of investment securities	729,159	1,225,052	1,545,101
Net decrease (increase) in loans	(341,652)	77,380	(345,477)
Proceeds from recoveries of charged-off loans	14,236	20,363	22,175
Purchases of premises and equipment	(8,421)	(4,723)	(4,131)
Payment for acquisitions, net of cash acquired	—	—	(4,169)
Net cash used by investing activities	(876,320)	(299,528)	(149,215)

Cash flows from financing activities:
Net increase in deposits	552,673	230,791	55,273
Decrease in other borrowings, net	(8,141)	(9,333)	(42,000)
Capital contributions from minority interest participants, net of distributions	16,851	15,275	22,650
Proceeds from issuance of common stock	25,084	14,364	9,769
Repurchase of common stock	(12,578)	(148,090)	(109,394)
Redemption of 8.25% trust preferred securities	—	(40,000)	—
Proceeds from issuance of 7.0% junior subordinated debentures, net of issuance costs	—	47,839	—
Proceeds from issuance of convertible notes and warrants, net of issuance costs of convertible note hedge	—	123,340	—
Net cash (used) provided by financing activities	573,889	234,186	(63,702)
Net (decrease) increase in cash and cash equivalents	(208,095)	10,943	(110,392)
Cash and cash equivalents at beginning of year	835,313	824,370	934,762
Cash and cash equivalents at end of year	$627,218	$835,313	$824,370

Supplemental disclosures:
Cash paid during the period for:
Interest paid	$11,305	$13,084	$18,487
Income taxes paid	$25,307	$17,802	$6,812
Noncash items during the period:
Increase in deferred rent liability and accounts receivable related to landlord non-cash incentives	$6,992	$—	$—
Increase in deferred rent liability and deferred rent asset related to rent abatement regarding the renewal of the lease of the headquarters property	2,255	—	—

See accompanying notes to consolidated financial statements.

1.                                      Nature of Business

Nature of Business

SVB Financial Group (formerly known as Silicon Valley Bancshares) (individually referred to herein as “SVB Financial”) and its subsidiaries (collectively referred to as the Company or SVB Financial Group) offer clients financial products and services through four lines of banking and financial services (see Note 25 - Segment Reporting). SVB Financial is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the Bank), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California. The Bank serves more than 10,000 clients across the country, through its 25 regional offices in the United States, a subsidiary in England and one in India. The Bank has 12 offices throughout California and operates regional offices across the country in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves clients in all stages of maturity ranging from emerging-growth companies to established corporate companies in the technology and life science markets and the premium wine industry. The Company defines “emerging-growth” clients as companies in the start-up or early stages of their lifecycle; these companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market, and have no or little revenue. By contrast, the Company defines “established corporate” clients as companies that tend to be more mature; these companies may be publicly traded, and more established in the markets in which they participate. Additionally, merger, acquisition, private placement, and corporate partnering services are provided through the Company’s wholly-owned investment banking subsidiary, SVB Alliant, whose offices are in California and Massachusetts.

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

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of SVB Financial Group and its majority-owned subsidiaries that are not considered variable interest entities (VIEs) and all VIEs for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.  The effects of eliminations of revenues and expenses due to intercompany transactions between majority-owned subsidiaries and consolidated VIEs are not attributed to noncontrolling interests in the VIEs.

If the Company owns at least 20%, but less than 50% voting interest and has the ability to exert significant influence over the financial operations and policies, of an affiliate corporation, it accounts for the investment using the equity method. If the Company owns less than 20% voting interest of a company, it generally carries the investment at cost, except marketable equity securities classified as available-for-sale securities, which the Company carries at fair value with changes in fair value included in other comprehensive income, net of applicable taxes.

If the Company owns 5%, but less than 50%, in a limited partnership, it generally accounts for the investment using the equity method. If the Company owns less than 5% in a limited partnership, it carries the investment at cost. Assets accounted for under the equity and cost method are included in investment securities.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and, in December 2003, issued Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), which replaced FIN 46. This set forth the rules of consolidation for a certain type of entity, a VIE, used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb expected losses or the right to receive returns generated by its operations. An enterprise’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the entity’s net asset value. Effective for VIEs formed after January 31, 2003, and effective for all existing VIEs on December 31, 2003, the Company consolidates a VIE if it is the primary beneficiary because it will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.  See Note 28 – Variable Interest Entities – Adoption of FIN 46R.

Historically, the Company aggregated its allowance for loan and lease losses and its allowance for unfunded credit commitments and reflected the aggregate allowance in its allowance for loan and lease losses (ALLL) balance. Commencing in the fourth quarter of 2004, the Company reflected its allowance for loan and lease losses in its ALLL balance and its allowance for unfunded credit commitments in other liabilities. These reclassifications were also made to prior periods’ balance sheets to conform to current period’s presentations. Additionally, the Company reclassified expense related to the ALLL to provision for loan losses and expense related to changes in the allowance for unfunded credit commitments into noninterest expense for all periods presented. Such reclassifications had no effect on the Company’s results of operations or stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash balances due from banks, federal funds sold, and securities purchased under agreement to resell. For purposes of the consolidated statements of cash flows, the Company considers cash equivalents to be highly liquid investments that are readily convertible to known amounts of cash with original maturity or purchased maturity dates of 90 days or less.

Federal Funds Sold, Securities Purchased under Agreement to Resell and Other Short-Term Investment Securities

Federal funds sold, securities purchased under agreement to resell and other short-term investments as reported in the consolidated balance sheet include interest-bearing deposits in other financial institutions of $11.4 million and $1.8 million at December 31, 2004 and 2003, respectively.

Reverse repurchase agreements are collateralized by government and government agency securities, mortgage-backed securities rated single A or better, and A1 rated commercial paper. Company policy allows segregated customer safekeeping of assets due to the overnight tenor of the aforementioned transactions and the Company regularly monitors the suitability and market value of collateral underlying the transactions.

Investment Securities

Fixed Income Securities

Fixed income investment securities are classified as held-to-maturity, available-for-sale, trading, or non-marketable upon purchase or acquisition.

Securities purchased with the ability and positive intent to hold to maturity are classified as held-to-maturity and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate.   Unrealized losses on held-to-maturity securities become realized and are charged against earnings when it is determined that an other-than-temporary decline in value has occurred. The Company did not have any investments in the held-to-maturity portfolio at December 31, 2004 or 2003.

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

The Company considers a number of factors in determining other-than-temporary impairment.  An initial indicator of impairment for both marketable equity and debt securities is a sustained decline in market price below the amount recorded for that investment.  The Company also considers the following factors:

•                  The length of time and the extent to which market value has been less than cost;

•                  The reasons for the decline in market price, whether industry-wide or issuer-specific;

•                  Changes in the regulatory, economic or technological environment of the issuer’s industry;

•                  Changes in the general market condition of either the geographic area or the issuer’s industry;

•                  The issuer’s financial condition, capital strength and near-term prospects, as well as its ability to make timely future payments;

•                  Any changes in agencies’ ratings and any potential actions; and

•                  The Company’s investment horizon.

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

Non-Marketable Equity Securities

The Company’s accounting for investments in non-marketable equity securities depends on several factors, including its level of ownership/control and the legal structure of its subsidiary making the investment. As further described below, the Company bases its accounting for such securities on: (i) investment company fair value accounting, (ii) equity method accounting, or (iii) cost method accounting.

Investment Company Fair Value

The Company’s non-marketable equity securities recorded pursuant to investment company fair value accounting consist of its investments in the following funds:

•             Direct equity venture fund, Silicon Valley BancVentures, LP, which makes equity investments in privately held companies;

•             Funds of funds, SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, which make investments in venture capital funds; and

•             Venture debt fund, Partners for Growth, LP, which provides financing to companies in the form of structured loans and equity investments.

A summary of the Company’s ownership interests in the investments held under investment company fair value accounting is presented in the following table:

Company Ownership in General Partner	Company Ownership%
Silicon Valley BancVentures Inc.(1)	100%
SVB Strategic Investors, LLC(2)	100%
SVB Strategic Investors II, LLC(2)	100%
Partners for Growth, LLC(3)	—

Company Ownership in Limited Partner	Company Ownership%
Silicon Valley BancVentures , LP(1)	10.7%
SVB Strategic Investors Fund, LP(2)	11.1%
SVB Strategic Investors Fund II, LP(2)	14.4%
Partners for Growth, LP(3)	53.2%

Note – Entity’s results of operations and financial condition are included in the consolidated financial statements of SVB Financial Group net of minority interest.

(1) The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by SVB Financial and has an ownership interest of 10.7% in Silicon Valley BancVentures, LP.  The limited partners do not have substantive participating or kick-out rights. Therefore, Silicon Valley BancVentures, LP is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in the Company’s consolidated net income.

(2) The general partner of SVB Strategic Investors Fund, LP (SIF I), SVB Strategic Investors, LLC, is owned and controlled by SVB Financial and has an ownership interest of 11.1%. The general partner of SVB Strategic Investors Fund II, LP (SIF II), SVB Strategic Investors II, LLC, is owned and controlled by SVB Financial and has an ownership interest of 14.4%. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, SIF I and II are consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in the Company’s consolidated net income.

(3) The general partner of Partners for Growth, LP Partners for Growth, LLC, is not owned or controlled by SVB Financial. The limited partners of this fund have substantive kick-out rights by which the general partner may be removed without cause by simple majority vote of the limited partners.  SVB Financial has an ownership interest of 53.2% in Partners for Growth, LP. Accordingly, the fund is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in the Company’s consolidated net income.

Under investment company accounting, the investments are carried at estimated fair value as determined by the fund’s respective general partner. The valuation generally remains at cost until such time that there is significant evidence of a change in value based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. Thus, any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in the Company’s consolidated net income. The portion of any gains or losses attributable to the limited partners is reflected as minority interest in net income (loss) of consolidated affiliates and adjusts SVB Financial Group’s consolidated net income to reflect its percentage ownership.

Equity Method

The Company’s equity method non-marketable equity securities consist of an investment in a venture debt fund and several qualified affordable housing tax credit funds.

The venture debt fund investment is in Gold Hill Venture Lending 03, LP, which provides financing to privately-held companies in the form of loans and equity investments.  SVB Financial Group has direct and indirect interests totaling 9.8% in Gold Hill Venture Lending 03, LP. The Company’s total interest in Gold Hill Venture Lending 03, LP exceeds the 5% ownership interest threshold established by EITF Topic D-46 for cost method accounting. Accordingly, this limited partnership investment is accounted for under the equity method. Thus, the Company recognizes its proportionate share of the results of operations of each equity method investee in its results of operations.

The Company invests in several qualified affordable housing projects, which provide it benefits in the form of tax credits.  Since its limited partnership investments in qualified affordable housing projects do not qualify for the effective yield method, under EITF 94-1, “Accounting for Tax Benefits Resulting From Investments in Affordable Housing Projects” (EITF 94-1) the Company accounts for such investments under the equity method in accordance with the provisions of the AICPA Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures.”

The Company reviews these investments at least quarterly for possible other than temporary impairment. The Company’s review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the Company’s exit strategy. It reduces the investment value when it considers declines in value to be other than temporary. It recognizes the estimated loss as a loss on investment securities, a component of noninterest income.

Cost Method

The Company’s cost method non-marketable equity securities and related accounting policies are described as follows:

•                  In accordance with the provisions of Accounting Principles Board Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (APB No. 18), equity securities, such as preferred or common stock in privately-held companies in which the Company holds an ownership interest of less than 20% and in which it does not have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the cost method. These non-marketable equity securities also include certain investments made for various other purposes, such as shares purchased pursuant to regulatory requirements (for example, Federal Reserve Bank and Federal Home Loan Bank stock).

•                  In accordance with the provisions of Emerging Issue Task Force (EITF) Topic D-46, “Accounting for Limited Partnership Investments” (EITF Topic D-46), investments in limited partnerships in which the Company holds an ownership interest of less than 5% and in which it does not have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the cost method. These non-marketable equity securities include investments in venture capital funds.

As stated above, the Company records these investments at cost and recognizes as income, distributions or returns received from net accumulated earnings of the investee since the date of acquisition.  The Company’s share of net accumulated earnings of the investee after the date of investment are recognized in consolidated net income only to the extent distributed by the investee.  Distributions or returns received in excess of accumulated earnings are considered a return of investment and are recorded as reductions in the cost basis of the investment.

The Company reviews these assets at least quarterly for possible other than temporary impairment. The Company’s review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the Company’s exit strategy. It reduces the investment value when it considers declines in value to be other than temporary. It recognizes the estimated loss as a loss on investment securities, a component of noninterest income.

Gains or losses on cost method investment securities that result from a portfolio company being acquired by a publicly traded company are marked to market when the acquisition occurs. The resulting gains or losses are recognized into consolidated net income on that date in accordance with EITF No. 91-5, “Nonmonetary Exchange of Cost-Method Investments” (EITF 91-5). Further fluctuations in the market value of these equity securities are excluded from consolidated net income and are reported in accumulated other comprehensive income, net of applicable taxes, (OCI), a component of stockholders’ equity.  Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition value, are recognized in the Company’s consolidated net income.

Loans

Loans are reported at the principal amount outstanding, net of unearned loan fees. Unearned loan fees reflect deferred loan origination and commitment fees net of deferred loan origination costs. The Company often obtains equity warrants to purchase a position in a client company’s stock in consideration for providing credit facilities.  The grant date fair value of these equity warrant assets is required to be deferred as unearned income and recognized as an interest income adjustment of loan yield as prescribed by Statement of Financial Accounting Standards (SFAS) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS No. 91). The net amount of unearned loan fees is amortized into loan interest income over the contractual terms of the underlying loans and commitments using the interest method, adjusted for actual loan prepayment experience, or the straight-line method, as applicable.

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

The Company maintains a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in the Company’s portfolio is assigned a credit risk rating. Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans, which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. The Company’s policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. The Company’s review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan and lease losses, as well as other account management functions. In addition, the Company’s management receives and approves an analysis for all impaired loans, as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114). The allowance for loan and lease losses is allocated based on a formula allocation for similarly risk-rated loans, or for specific risk issues, which suggest a probable loss factor exceeding the formula allocation for a specific loan or for individually impaired loans as determined by SFAS No. 114.

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

Allowance for Unfunded Credit Commitments

The Company reserves for the possibility of an unfunded loan commitment being funded and subsequently being charged off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. The Company uses the historical loan loss factors described above to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, the Company uses historical trends to calculate a probability of an unfunded credit commitment being funded. The Company applies the loan funding probability factor to risk-factor adjusted unfunded commitments by credit risk-rating to derive the reserve for unfunded loan commitments. The unfunded credit commitments reserve may also include certain macro allocations as deemed appropriate by the Company’s management.

Nonaccrual Loans

SFAS No. 114 and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures” require the Company to measure impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement.

Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection); or when the Company has determined, based upon currently known information, that the timely collection of principal or interest is doubtful; or when the loans otherwise become impaired under the provisions of SFAS No. 114.

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

Standby Letters of Credit

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair values of the obligation undertaken in issuing the guarantee is to be recognized. The liability recognized at the inception of the guarantee is equivalent to the premium or fee received. Among the types of guarantee contracts to which the provisions of FIN 45 apply are financial standby letters of credit and performance standby letters of credit. Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FIN 45.

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

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance to SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of developed software, purchased software licenses and implementation costs. Costs capitalized at December 31, 2004 and 2003, amounted to $4.4 million and $2.8 million, respectively. Depreciation expense for computer software developed or obtained for internal use was $3.9 million, $3.2 million and $3.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

For property and equipment that is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in noninterest expense in consolidated net income. The Company had no capitalized lease obligations at December 31, 2004 and 2003.

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

The Company primarily uses a discounted cash flow approach to value the reporting unit being evaluated for goodwill impairment. These estimates involve many assumptions, including expected results of operations, assumed discounts rates, and assumed growth rates for the reporting units. The discount rate used is based on standard industry practice, taking into account the expected equity risk premium, the size of the business, and the probability of the reporting unit achieving its financial forecasts. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the fair value of the unit was the purchase price.

Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the business, economic or political climate, an adverse action or assessment by a regulator, unanticipated competition, and a more likely-than-not expectation that a reporting unit will be sold or disposed of.

Fee-based Services Revenue Recognition

Investment Banking Income

Contingent fees earned for mergers and acquisitions advisory services are recognized, in accordance with the United States Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (SAB No. 104), when the Company has fully completed its contractual and regulatory obligations related to its client service engagements.

The Company recognizes initial non-refundable retainer fees over the term of the contract if a term is specified, otherwise, the fee is recognized at the same time as the related contingent advisory fee, or when either the Company or its client terminates the contract.

Client Investment Income

Revenues related to client investment management fees are recognized as earned.

Reimbursement of Out of Pocket Expenses

The Company receives reimbursement of out of pocket expenses related to lending and other products offered. The reimbursements of these expenses are included in noninterest income.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company’s federal and state income tax provisions are based upon taxes payable for the current year as well as current year changes in deferred taxes related to temporary differences between the tax basis and financial statement balances of assets and liabilities. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company files a consolidated federal income tax return, and consolidated, combined, or separate state income tax returns as appropriate.

Stock-Based Compensation

The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, to account for its employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). APB No. 25 provides that the compensation expense relative to the Company’s employee stock options be measured based on the intrinsic value of the stock option. SFAS No. 123 as amended by SFAS No. 148 requires those companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (FIN 44).

The Company records compensation expense for the cost of restricted stock and restricted stock units by amortizing the grant date fair value of such grants over their vesting period.

Compensation expense related to the Employee Stock Purchase Plan (ESPP), used in determining the pro forma net income and basic and diluted earnings per share amounts, is calculated in accordance with the provisions of FASB Technical Bulletin No.97-1, “Accounting under Statement 123 for certain Employee Stock Purchase Plans with a Look-back Option.”

If compensation cost related to both the Company’s stock option awards to employees and directors and to the ESPP had been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income, basic earnings per share, and diluted earnings per share would have been the pro forma amounts shown below for the years ended December 31, 2004, 2003 and 2002:

	(As Restated)
	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2004	2003	2002
Net income as reported	$63,866	$13,042	$54,500
Add: Stock-based compensation expense included in reported net income, net of tax	1,620	772	647
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(21,388)	(19,780)	(18,672)
Pro forma net income	$44,098	$(5,966)	$36,475
Earnings per common share—basic:
As reported	$1.81	$0.36	$1.24
Pro forma	$1.25	$(0.17)	$0.83
Earnings per common share—diluted:
As reported	$1.70	$0.35	$1.21
Pro forma	$1.22	$(0.17)	$0.85

Earnings Per Share

The Company calculates earnings (loss) per common share in accordance to SFAS No. 128, “Earnings Per Share” (SFAS No. 128). SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share for companies with potential common shares, such as warrants and options. Accordingly, basic earnings (loss) per common share is computed using the weighted average number of common stock shares outstanding during the period. Diluted earnings (loss) per common share is computed using the weighted average number of common stock shares and potential common shares outstanding during the period. Potential common shares consist of contingently convertible debt (using the “treasury stock” method), and stock options. Common stock equivalent shares are excluded from the computation if the effect is antidilutive. The dilutive effect of the Company’s contingently convertible debt is included in earnings per share in accordance with the provisions of EITF 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-8). Additionally, all prior period earnings per share calculations were revised to conform to the provisions of EITF 04-8. (See Note 5 - Earnings Per Share).

Segment Reporting

The Company is organized into four lines of banking and financial services for management reporting: Commercial Banking, SVB Capital, SVB Alliant, and Private Client Services and Other. These operating segments are strategic units that offer different services to different clients. They are managed separately because each segment appeals to different markets and, accordingly, requires different strategies. The results of operating segments are based on the Company’s internal profitability reporting process (see Note 25. Segment Reporting).

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133).  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, and requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 was amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities” (SFAS No. 138) and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149).  SFAS No. 138 and SFAS No. 149 amended and provided clarification on the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  SFAS No. 149 has been applied prospectively and was effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 was applicable to existing contracts and new contracts entered into after June 30, 2003, if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial condition.

The accounting for changes in fair value of a derivative depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge and if the fair value hedge is fully effective, the gain or loss on the hedging instrument would offset the loss or gain on the hedged item attributable to the hedged risk. Any difference that does arise would be the effect of hedge ineffectiveness, which is recognized in earnings. If the derivative instrument meets the qualification for the short-cut treatment, as defined by SFAS No. 133, in which case the period ended gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities and an offsetting amount is recorded to the asset or liability being hedged  (see Note 16. Derivative Financial Instruments).

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, or for foreign exchange forward contracts that are designated and qualify as a cash flow hedge, changes in the fair value of the effective portion of the derivative instrument are recognized in OCI. These amounts are reclassified from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The result of any hedge ineffectiveness is recognized immediately in earnings. The Company has not designated any derivatives as cash flow hedges in 2004, 2003 or 2002.

Derivatives

The Company defines derivatives as derivatives that do not qualify for hedge accounting treatment as defined by SFAS No. 133, or derivatives that have not been designated in a hedging relationship.  Changes in the fair value of derivatives that do not qualify for hedge treatment or are not designated in a hedging relationship, are recognized immediately in earnings.

Derivative equity warrant assets for shares of private and public companies are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income.

The Company implemented a 2001 interpretation of the SFAS No. 133, as it applies to derivative equity warrants with net settlement terms in private and public client companies.  In general, derivative equity warrants that the Company holds entitle it to buy a specific number of shares of stock at a specific price over a specific time period.  Certain warrants obtained by the Company include contingent provisions which set the underlying number of shares or strike price based upon certain future events.  For example, the number of shares exercisable for some warrants is contingent upon the related lending facility, such as the extent of utilization of the facility, including draw frequency or amount.  Or, in some cases, the underlying strike price of some warrants may be contingent upon the share price of a subsequent future round of equity financing of the issuer.  The Company’s warrant agreements contain net share settlement provisions, which permit the issuing company to deliver to the Company, upon the Company’s exercise of the warrant, the amount of shares with a current fair value equal to the net gain of the warrant agreement (sometimes described as a “cashless” exercise).  Because the Company’s warrant agreements contain such net share settlement provisions, its equity warrant assets are required to be accounted for as derivative instruments under SFAS No. 133 as of the third quarter of 2001.

Under this accounting treatment required by SFAS No. 133, equity warrant assets in private and public companies which include net share settlement provisions, held by SVB Financial Group, are recorded at fair value and are classified as derivative assets, a component of other assets, on SVB Financial Group’s balance sheet at the time they are obtained.

The grant date fair values of these equity warrant assets are deemed to be loan fees and are required to be recognized as an adjustment of loan yield through loan interest income, as prescribed by SFAS No. 91.  Similar to other loan fees, the yield adjustment related to grant date fair value of equity warrant assets, received directly in connection with the issuance of a credit facility, is recognized over the life of that credit facility.

Any changes from the grant date fair value of a derivative equity warrant will be recognized as increases or decreases to derivative assets on the Company’s balance sheet and as gains or losses on derivative investments, net, in noninterest income, a component of consolidated net income.  If the warrants are in the money, the Company exercises these equity warrants for shares, when a portfolio company completes an initial public offering on a publicly reported market or is acquired by a publicly traded company. On the date a warrant is exercised into equity securities, it is marked to market as a derivative with the resulting change in value recognized as a gain or loss on derivative instruments in noninterest income, a component of consolidated net income.

As of the exercise date, the basis or value in the equity securities is reclassified from Other Assets to Investment Securities line item on the balance sheet. The equity securities are classified as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments” (SFAS No. 115).  In accordance with the provisions of SFAS No. 115, changes in fair value of securities designated as available for sale are excluded from net income and reported in accumulated other comprehensive income after applicable taxes, which is a separate component of stockholders’ equity.

The derivative equity warrant asset portfolio is comprised of warrants in companies from industries served by SVB Financial Group, as described in Note 1 – Nature of Business. The fair value of the derivative equity warrant asset portfolio is reviewed quarterly.  The Company values the warrants using an option pricing model approach, based on the standard Black-Scholes pricing model utilizing the following five material assumptions:

•                  Underlying stock value was estimated based on information available, including any information regarding subsequent rounds of funding and a review of related customer credit files.

•                  Volatility, or the quantification of the risk associated with the warrants over time, was based on guideline publicly traded companies or indices similar in nature to the underlying client companies issuing the warrant.  A total of ten such indices were used. The volatility assumption for each warrant was calculated based on the average of the annualized daily volatility of a basket of comparable public companies over each of the fiscal quarters from July 1, 2001 to December 31, 2004.

•                  Actual data on cancellations, expirations and exercises of the Company’s warrants was utilized as the basis for determining the expected remaining life of warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings (IPO), and cancelled due to events such as bankruptcies, cancellations, restructuring activities or additional financings.

•                  The risk-free interest rates were derived from the appropriate Treasury yield curve. Risk free interest rates reflect the rates of return available on long-term high-quality fixed-income debt instruments.   Subsequent to issuance, the risk free rate was calculated based on a weighted average of the risk free rates that correspond closest to the expected remaining life of the warrant.

•                  Other adjustments were estimated based on management’s judgment about the general industry environment, combined with specific information about the issuing company, when available.

The Company enters into foreign exchange contracts with clients involved in international trade finance activities. The Company also enters into an opposite-way foreign exchange contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the contracts entered into with its clients. However, settlement, credit, and operational risks remain. The Company also enters into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange exposure risk related to certain foreign currency denominated loans. These contracts are not designated as hedging instruments and are recorded at fair value in the Company’s consolidated balance sheets.  Changes in the fair value of these contracts are recognized immediately in consolidated net income under gains (losses) on derivative instruments, net, a component of noninterest income.  Period ended gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.

The Company enters into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the client’s need. For each of the currency option contracts entered into with its clients, the Company enters into an opposite way foreign currency option contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates. Changes in the fair value of these contracts are recognized immediately in consolidated net income under gains (losses) on derivative instruments, net, a component of noninterest income. Period ended gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.

Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, a company’s own stock in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19).  EITF 00-19 provides for specific treatment of derivative financial instruments indexed to, and potentially settled in, a company’s own stock, depending on the settlement method. The settlement methods are:

•                  Physical settlement—the party designated in the contract as the buyer delivers the full stated amount of cash to the seller, and the seller delivers the full stated number of shares to the buyer

•                  Net-share settlement—the party with a loss delivers to the party with a gain, shares with a current fair value equal to the gain

•                  Net-cash settlement—the party with a loss delivers to the party with a gain, a cash payment equal to the gain, and no shares are exchanged.

EITF 00-19 specifies how a derivative financial instrument indexed to, and potentially settled in, a company’s own stock should be recorded as one of permanent equity, temporary equity, an asset or a liability depending on the settlement method. EITF 00-19 also includes provisions governing whether a derivative embedded into a Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock may be exempt from the provisions of SFAS No. 133, as amended.

Financial Instruments with Characteristics of Both Liabilities and Equity

The Company accounts for financial instruments with characteristics of both liability and equity according to the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150).  SFAS No. 150, issued by the FASB in May 2003, established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the Statement’s scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity or between the liabilities and equity sections of the statement of financial position. SFAS No. 150 requires financial instruments issued in the form of shares that are mandatorily redeemable (or embody an unconditional obligation requiring the issuer to redeem them by transferring their assets at a specified or determinable date or upon an event that is certain to occur) to be classified as liabilities. The statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective at the beginning of the first interim period beginning after June 15, 2003. It required the reporting of the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement was not permitted.

The Company’s $40.0 million of Company Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures, or 8.25% trust preferred securities, were redeemed on December 1, 2003. Beginning July 1, 2003, under SFAS No. 150, the 8.25% trust preferred securities were classified under the liabilities section of the Consolidated Balance Sheet and the 8.25% trust preferred securities distribution expense was classified under interest expense on the Consolidated Statements of Income. Prior to adoption of SFAS No. 150, these securities were classified between the liability and equity sections of the Company’s Consolidated Balance Sheets, and their related expense was classified as noninterest expense on the Company’s Consolidated Statements of Income, under the heading trust preferred securities distributions.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)) which is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments using a fair value method, and record such expense in its consolidated financial statements for interim or annual reporting periods beginning after June 15, 2005. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated results of operations, financial position, and statement of cash flows as such expense will then be reported in the Company’s consolidated financial statements rather than on a pro forma basis. The Company expects that the pro forma expense calculated under SFAS No. 123 (above) will approximate the expense to be recognized under SFAS No. 123(R). This disclosure does not reflect any further guidance issued subsequent to the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

3.                                      Restatement of Financial Statements

The Company has restated its Consolidated Balance Sheets as of December 31, 2004 and 2003 and the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the years in the three year period ended December 31, 2004 and the related Notes to the Consolidated Financial Statements, for purposes of correcting misapplications of generally accepted accounting principles in the U.S. (GAAP). The primary restatement adjustments recorded due to the misapplications of GAAP are described below.

Derivative equity warrant assets with net share settlement provisions were not accounted for as derivatives in accordance with the provisions of SFAS No. 133.

Derivative equity warrant assets with net share settlement provisions were not accounted for as derivatives in accordance with the provisions of SFAS No. 133, as amended.  This misapplication of GAAP resulted in a change to the Company’s interest income, provision for loan and lease losses, noninterest income and net income for the years ended December 31, 2004, 2003 and 2002 and for all quarterly periods during the years ended December 31, 2004 and 2003.  The total impact, including all adjustments, increased (decreased) income before income tax expense by $(1.2) million, $6.1 million and $5.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company often obtains derivative equity warrant assets to purchase an interest in a client’s stock in connection with providing credit facilities and, less frequently, for providing other services.  In general, the derivative equity warrant assets that it holds entitle the Company to buy a specific number of shares of stock at a specific price over a specific time period.  Certain warrants obtained by the Company include contingent provisions, which set the underlying number of shares or strike price based upon certain future events.  For example, the number of shares exercisable for some warrants is contingent upon the related lending facility, such as the extent of utilization of the facility, including draw frequency or amount.  Or, in some cases, the underlying strike price of some warrants may be contingent upon resolution of an event such as the share price of a subsequent future round of equity financing of the issuer.

Previously, the Company recorded these equity warrant assets on its balance sheet at a nominal value until the date they became marketable, the date of expiration, or the date the issuer was acquired or completed an initial public offering.  However, the Company determined that its accounting treatment of equity warrant assets in its private and public client companies should conform to a 2001 interpretation of SFAS No. 133 as amended.  In April 2001, the FASB issued Statement 133 Derivative Implementation Group Issue No. A17, “Contracts That Provide for Net Share Settlement,” as revised (DIG A17), which was effective with the first financial quarter, after the cleared guidance was posted to the FASB website and remains effective for all subsequent periods.

As a result, the Company’s accounting for equity warrant assets with net share settlement provisions has been revised beginning as of the third quarter of 2001. The net share settlement provision contained in each of the Company’s warrant agreements allows it to realize value without a capital investment.  Under such a provision, the client company delivers to the Company, upon its exercise of the warrant, the amount of shares with a current fair value equal to the net gain of the warrant agreement (sometimes described as a “cashless” exercise).  Because the Company’s warrant agreements contain such net share settlement provisions, its warrants are required to be accounted for as derivative instruments under SFAS No. 133, as amended.

Under the revised accounting treatment, equity warrant assets in the Company’s private and public client companies, which include net share settlement provisions are recorded at fair value and are classified as derivative assets, a component of other assets on the Company’s balance sheet at the time they are obtained. The grant date fair values of these equity warrant assets are deemed to be loan fees and, as such, are required to be recognized as an adjustment of loan yield through interest income, as prescribed by SFAS No. 91.  Similar to other loan fees, the yield adjustment related to the grant date fair value of equity warrant assets, received directly in connection with the issuance of a credit facility, is recognized over the life of the related credit facility in interest income.  Any changes in value of the warrant derivative assets subsequent to the grant date fair value are recognized in gains (losses) on derivative instruments, net in the Company’s consolidated statements of income.  If the warrant is in the money, the Company exercises these equity warrants for shares when a portfolio company completes an initial public offering on a publicly reported market or is acquired by a publicly traded company.  On the date a warrant is exercised and exchanged for equity securities, it is marked to market as a derivative asset with the resulting change in value recognized in gains (losses) on derivative instruments, net, in noninterest income, a component of consolidated net income.  As of the exercise date, the basis or value in the equity securities is reclassified from Other Assets to the Investment Securities line item on the balance sheet.  The equity securities are classified as available-for-sale securities under SFAS No. 115.  In accordance with the provisions of SFAS No. 115, changes in fair value of securities designated as available for sale are excluded from net income and reported in accumulated other comprehensive income after applicable taxes, which is a separate component of stockholders’ equity.

The initial implementation of the 2001 interpretation of SFAS No. 133, as amended, caused us to recognize the fair value of the equity warrant assets on the Company’s consolidated balance sheet as of the beginning of the third quarter of 2001.  The Company recorded as unearned loan fees the estimated grant date fair value of the equity warrant assets that, as of July 1, 2001, would not yet have been amortized to interest income had this accounting policy been in place since the equity warrant assets were first received. The unearned loan fees recorded as of July 1, 2001 were amortized, as a loan yield adjustment, over the remaining life of the related credit facilities.  In accordance with the implementation provisions of SFAS No. 133 as amended, the fair value of the equity warrant asset portfolio, less the amount recorded as unearned loan fees at July 1, 2001, is reported as a cumulative effect of a change in accounting principle.

The effect of the misapplication of GAAP related to derivative warrant equity assets for the years ended December 31, 2004, 2003 and 2002 is described below.

	As Restated
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002

Effects on statements of income :
Interest income (1)	$5,656	$6,621	$9,228
Recovery of loan and lease losses (2)	104	108	75
Gains (losses) on derivative instruments, net (3)	2,749	8,208	(2,670)
Gains (losses) on investment securities, net (4)	(535)	(1,300)	30
Total impact on income statement	7,974	13,637	6,663
Less: Income previously recognized (5)	(9,191)	(7,528)	(1,661)
Net impact on pre-tax income statement	$(1,217)	$6,109	$5,002

Effects on balance sheets :
Other assets (6)	$28,928	$29,537	$23,465

Unearned warrant fees (7)	$5,351	$4,612	$6,360

Beginning retained earnings	—	—	$9,840

(1) Similar to other loan fees, amount represents the yield adjustment as prescribed by SFAS No. 91 related to equity warrant assets received directly in connection with the issuance of a credit facility.

(2) Reversal of provision for loan and lease losses previously recorded due to the effect of reducing the net carrying amount of impaired loans resulting from the higher balances of unearned fees due to the recognition of the initial grant date fair value of the derivative assets net of related amortization.

(3) Recognition of changes in value of warrant derivative assets subsequent to the grant date fair value.

(4) Represents recognition of gains (losses) from the sale of shares associated with exercised equity warrant assets. Upon exercise of an equity warrant asset, the fair value of the equity warrant asset plus the exercise price paid becomes the adjusted basis of the asset reclassified to investment securities. The investment security is then accounted for under SFAS No. 115.

(5) Reversal of income previously recognized by the Company in prior years under previous warrant income recognition methodology.

(6) Adjustment to recognize the fair value of equity warrant assets on the balance sheet in accordance with SFAS No. 133.

(7) Represents the unearned loan fees to be amortized over the remaining life of the credit facility associated with the respective warrants.

Initial non-refundable corporate finance fees were not reported in accordance with the provisions of SAB No. 104.

Initial non-refundable corporate finance fees were not reported in accordance with the provisions of SAB No. 104. This misapplication of GAAP resulted in a change to the Company’s consolidated noninterest income and net income for the years ended December 31, 2004, 2003 and 2002.

The Company is engaged by clients to provide merger and acquisition advisory services. The income from these engagements is typically comprised of an initial non-refundable fee due upon execution of the engagement letter and a contingent fee due upon a merger or acquisition event, if any. The engagement letters generally do not include a termination date. Corporate finance fees on mergers and acquisitions advisory services, a component of noninterest income, have been restated to defer the recognition of the initial upfront non-refundable retainer until the completion of all contractual obligations pursuant to the terms of the engagement letters or upon receipt or notification of an engagement termination letter.  Therefore, the change in accounting resulted in a net increase (decrease) in corporate finance fees of $0.1 million, $(0.9) million and $(1.2) million for the years ended December 31, 2004, 2003 and 2002, respectively, and a corresponding change in deferred revenue for the same periods, which has been or will be recognized in future periods.

Non-refundable loan fees and costs associated with our lending products and fees associated with letters of credit were not reported in accordance with the provisions of SFAS No. 91. “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases” (SFAS No. 91.)

Non-refundable loan fees and costs associated with the Company’s lending products and fees associated with letters of credit were not reported in accordance with the provisions of SFAS No. 91.  This misapplication of GAAP resulted in a change to its interest income and net income for the years ended December 31, 2004, 2003 and 2002.

Through the Company’s lending products and services, it extends loans and other credit facilities to its commercial clients, most often secured by the assets of its clients. The Company often obtains loan fees and incurs capitalizable costs in relation to the extension of these credit facilities to its clients. Net loan fee income, a component of interest income, has been restated to revise revenue recognition in accordance with the appropriate straight-line or interest method, as prescribed by SFAS No. 91. In addition, the Company inappropriately recognized non-refundable loan fees it receives for factoring loans rather than deferring and amortizing fees over the term of the facility granted.  In addition, the Company reclassified certain letters of credit fee income from loan interest income to noninterest income, as the probability of the commitment being exercised was deemed to be remote.  The Company did not properly defer direct loan origination costs associated with originating certain loan products.  Therefore, the Company restated its recognition of net loan fee income by reducing loan interest income by $2.5 million, $4.7 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.   These amounts were deferred and are recognized into income using the appropriate loan fee recognition methodology over the lives of the corresponding loans. In addition, the Company reclassified certain letters of credit fee income of $7.6 million, $7.0 million and $8.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, from loan interest income to noninterest income, as the probability of the commitment being exercised was deemed to be remote.

Certain investment securities that were readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less, were not reported as cash equivalents in accordance with the provisions of SFAS No. 95, “Statement of Cash Flows”(SFAS No. 95).

Certain investment securities that were readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less, were not reported as cash equivalents in accordance with the provisions of SFAS No. 95. This reclassification did not result in any change to the Company’s revenue or net income for the years ended December 31, 2004, 2003 and 2002 or for any quarterly period during the years ended December 31, 2004 and 2003.

A reclassification has been made to the Company’s consolidated balance sheets of money market mutual fund investments and commercial paper investments from Investment securities to the federal funds sold, securities purchased under agreement to resell and other short-term investment securities line item. These investment securities were deemed to meet the definition of cash equivalents as they are readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less. Cash equivalents are required to be reflected separately from investment securities pursuant to SFAS No. 95.  Therefore, the Company reclassified these investment securities to Federal funds sold, securities purchased under agreement to resell and other short-term investment securities in the amounts of $181.3 million and $40.3 million as of December 31, 2004 and 2003, respectively.

Current federal income taxes receivable and current federal income taxes payable were not reflected net on the Company’s balance sheets in accordance with the provisions of FASB Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts”(FIN No. 39).

Current federal income taxes receivable and current federal income taxes payable were not reflected net on the Company’s balance sheets. This misapplication of GAAP resulted in a change to the Company’s other assets and other liabilities as of December 31, 2004 and 2003. Current federal income taxes receivable and current federal income taxes payable should be netted as the Company has the legal right of offset, as defined by FIN No. 39. Therefore, other assets and other liabilities have been restated to reflect the net current federal income taxes receivable or net current federal income taxes payable at each of these period ends. This correction of accounting resulted in a decrease to both other assets and other liabilities of $22.5 million and $24.6 million as of December 31, 2004 and 2003, respectively.

Impact of the Restatement of Financial Statements.

The cumulative impact of the restatement, including all adjustments, increased the Company’s opening retained earnings by $11.7 million at January 1, 2002.  Net income for 2003 and 2002 increased by, $1.1 million and $1.1 million, respectively, and decreased in 2004 by $1.5 million.

The Company also recorded various other adjusting entries as part of the Restatement.

The impact of the restatement on the Company’s consolidated balance sheets, statements of income, comprehensive income and cash flows is shown in the accompanying tables.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(As Restated)

	At December 31,
	2004			2003
(Dollars in thousands, except par value)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Assets
Cash and due from banks	$279,653	4,555	$284,208	$252,521	—	$252,521
Federal funds sold, securities purchased under agreement to resell and other short-term investments	166,295	176,715	343,010	542,475	40,317	582,792
Investment securities	2,258,207	(183,240)	2,074,967	1,575,434	(45,023)	1,530,411
Loans, net of unearned income	2,312,143	(3,555)	2,308,588	1,989,229	(2,083)	1,987,146
Allowance for loan and lease losses	(37,613)	—	(37,613)	(49,862)	—	(49,862)
Net loans	2,274,530	(3,555)	2,270,975	1,939,367	(2,083)	1,937,284
Premises and equipment, net of accumulated depreciation and amortization	14,951	(310)	14,641	14,999	—	14,999
Goodwill	35,639	—	35,639	37,549	—	37,549
Accrued interest receivable and other assets	124,325	(2,086)	122,239	117,663	(4,809)	112,854
Total assets	$5,153,600	(7,921)	$5,145,679	$4,480,008	(11,598)	$4,468,410
Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,649,853	—	$2,649,853	$2,186,352	(35)	$2,186,317
NOW	32,009	—	32,009	20,897	—	20,897
Money market	1,206,078	—	1,206,078	1,080,559	—	1,080,559
Time	331,574	—	331,574	379,068	—	379,068
Total deposits	4,219,514	—	4,219,514	3,666,876	(35)	3,666,841
Contingently convertible debt	146,740	—	146,740	145,797	—	145,797
Junior subordinated debentures	49,421	49	49,470	49,652	(534)	49,118
Other borrowings	9,820	—	9,820	17,961	—	17,961
Other liabilities	125,163	(17,661)	107,502	101,973	(21,977)	79,996
Total liabilities	4,550,658	(17,612)	4,533,046	3,982,259	(22,546)	3,959,713
Commitments and contingencies
Minority interest in capital of consolidated affiliates	70,674	11	70,685	50,744	—	50,744
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—	—	—	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,970,095 and 35,028,470 shares outstanding, respectively	36	—	36	35	—	35
Additional paid-in capital	44,886	340	45,226	14,240	3,268	17,508
Retained earnings	487,509	12,402	499,911	422,131	13,916	436,047
Unearned compensation	(4,512)	—	(4,512)	(1,232)	—	(1,232)
Accumulated other comprehensive income	4,349	(3,062)	1,287	11,831	(6,236)	5,595
Total stockholders’ equity	532,268	9,680	541,948	447,005	10,948	457,953
Total liabilities, minority interest, and stockholders’ equity	$5,153,600	(7,921)	$5,145,679	$4,480,008	(11,598)	$4,468,410

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(As Restated)

	For the years ended December 31,
	2004			2003			2002
(Dollars in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Interest income:
Loans	$162,063	(4,459)	$157,604	$148,770	(5,184)	$143,586	$156,240	(2,441)	$153,799
Investment securities:
Taxable	72,929	(2,278)	70,651	42,789	(3,494)	39,295	46,585	(8,652)	37,933
Non-taxable	5,004	—	5,004	6,248	—	6,248	6,894	—	6,894
Federal funds sold, securities purchased under agreement to resell and other short-term investments	6,143	2,278	8,421	4,530	3,494	8,024	2,865	8,652	11,517
Total interest income	246,139	(4,459)	241,680	202,337	(5,184)	197,153	212,584	(2,441)	210,143
Interest expense:
Deposits	8,423	—	8,423	9,083	—	9,083	16,229	—	16,229
Other borrowings	2,968	—	2,968	4,370	—	4,370	1,647	—	1,647
Total interest expense	11,391	—	11,391	13,453	—	13,453	17,876	—	17,876
Net interest income	234,748	(4,459)	230,289	188,884	(5,184)	183,700	194,708	(2,441)	192.267
Provision for (recovery of) loan and lease losses	(9,901)	(388)	(10,289)	(8,727)	(1,165)	(9,892)	7,220	(1,347)	5,873
Net interest income after provision for (recovery of) loan and lease losses	244,649	(4,071)	240,578	197,611	(4,019)	193,592	187,488	(1,094)	186,394
Noninterest income:
Client investment fees	26,919	—	26,919	23,991	—	23,991	30,671	(327)	30,344
Corporate finance fees	21,913	111	22,024	13,149	(945)	12,204	12,110	(1,238)	10,872
Letter of credit and standby letter of credit income	16,399	(6,405)	9,994	12,856	(3,944)	8,912	15,225	(4,967)	10,258
Deposit service charges	13,538	—	13,538	13,202	—	13,202	9,072	—	9,072
Income from client warrants	9,191	(9,191)	0	7,528	(7,528)	0	1,661	(1,661)	0
Gains (losses) on derivative instruments, net	—	16,746	16,746	—	20,200	20,200	—	11,815	11 ,815
Gains (losses) on investment securities, net	5,571	(373)	5,198	(8,402)	(1,212)	(9,614)	(9,825)	(854)	(10,679)
Credit card fees	2,817	—	2,817	3,431	—	3,431	955	—	955
Other	9,685	41	9,726	9,305	(800)	8,505	7,989	800	8,789
Total noninterest income	106,033	929	106,962	75,060	5,771	80,831	67,858	3,568	71,426
Noninterest expense:
Compensation and benefits	155,097	(1,200)	153,897	122,964	(1,311)	121,653	104,285	(780)	103,505
Net occupancy	17,590	544	18,134	17,638	—	17,638	20,391	—	20,391
Professional services	17,068	—	17,068	13,677	—	13,677	18,385	—	18,385
Furniture and equipment	12,403	—	12,403	11,289	—	11,289	9,562	—	9,562
Business development and travel	9,718	—	9,718	8,692	—	8,692	8,426	—	8,426
Correspondent bank fees	5,340	—	5,340	4,343	—	4,343	2,835	—	2,835
Data processing services	3,647	—	3,647	4,288	—	4,288	4,360	—	4,360
Telephone	3,367	—	3,367	3,187	—	3,187	3,123	—	3,123
Postage and supplies	3,255	—	3,255	2,601	—	2,601	3,190	—	3,190
Tax credit fund amortization	2,480	—	2,480	2,704	—	2,704	2,963	—	2,963
Impairment of goodwill	1,910	—	1,910	63,000	—	63,000	—	—	—
Provision for (reduction of) unfunded credit commitments	1,549	—	1,549	2,504	—	2,504	(3,338)	—	(3,338)
Trust preferred securities distributions	—	—	—	594	1,001	1,595	2,230	1,070	3,300
Other	9,062	—	9,062	7,710	15	7,725	6,624	—	6,624
Total noninterest expense	242,486	(656)	241,830	265,191	(295)	264,896	183,036	290	183,326
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	108,196	(2,486)	105,710	7,480	2,047	9,527	72,310	2,184	74,494
Minority interest in net (income) losses of consolidated affiliates	(3,079)	(11)	(3,090)	7,689	—	7,689	7,767	—	7,767
Income before income tax expense	105,117	(2,497)	102,620	15,169	2,047	17,216	80,077	2,184	82,261
Income tax expense	39,741	(987)	38,754	3,192	982	4,174	26,719	1,042	27,761
Net income	$65,376	(1,510)	$63,866	$11,977	1,065	$13,042	$53,358	1,142	$54,500
Earnings per common share-basic	$1.86	(0.05)	$1.81	$0.33	0.03	$0.36	$1.21	0.03	$1.24
Earnings per common share-diluted	$1.74	(0.04)	$1.70	$0.32	0.03	$0.35	$1.18	0.03	$1.21

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(As Restated)

	(As Restated)
	For The Years Ended December 31,
	2004			2003			2002
(Dollars in thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net income	$65,376	(1,510)	$63,866	$11,977	1,065	$13,042	$53,358	1,142	$54,500
Other comprehensive (loss) income, net of tax:
Cumulative translation loss:
Translation loss	(722)	722	—	—	—	—	—	—	—
Related tax effect	301	(301)	—	—	—	—	—	—	—
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses)	4,670	(14,270)	(9,600)	3,272	(14,619)	(11,347)	8,715	792	9,507
Related tax effect	(1,950)	5,960	4,010	(1,318)	6,001	4,683	(2,911)	(1,004)	(3,915)
Reclassification adjustment for gains (losses) included in net income	(14,762)	16,964	2,202	(7,528)	6,081	(1,447)	(1,662)	1,692	30
Related tax effect	4,981	(5,901)	(920)	3,033	(2,436)	597	555	(567)	(12)
Other comprehensive (loss) income, net of tax	(7,482)	3,174	(4,308)	(2,541)	(4,973)	(7,514)	4,697	913	5,610
Comprehensive income	$57,894	1,664	$59,558	$9,436	(3,908)	$5,528	$58,055	2,055	$60,110

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS

(As Restated)

	(As Restated)
	For The Years Ended December 31,
	2004			2003			2002
(Dollars in thousands)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net cash provided by operating activities	$91,997	$2,339	$94,336	$77,135	$(850)	$76,285	$98,304	$4,221	$102,525

Cash flows from investing activities:
Net cash used for investing activities	(1,014,162)	137,842	(876,320)	41,130	(340,658)	(299,528)	(32,422)	(116,793)	(149,215)

Cash flows from financing activities:
Net cash provided by (used for) financing activities	573,538	351	573,889	234,142	44	234,186	(63,825)	123	(63,702)

Foreign exchange effect on cash and cash equivalents/Non-Cash	(421)	421	—	—	—	—	—	—	—
Net (decrease) increase in cash and cash equivalents	(349,048)	140,953	(208,095)	352,407	(341,464)	10,943	2,057	(112,449)	(110,392)
Cash and cash equivalents at beginning of year	794,996	40,317	835,313	442,589	381,781	824,370	440,532	494,230	934,762
Cash and cash equivalents at end of year	$445,948	$181,270	$627,218	$794,996	$40,317	$835,313	$442,589	$381,781	$824,370

Supplemental disclosures:
Cash paid during the period for:
Interest paid	$11,305	—	$11,305	$13,084	—	$13,084	$18,487	—	$18,487
Income taxes paid	$25,307	—	$25,307	$17,802	—	$17,802	$6,812	—	$6,812
Noncash items during the period:
Increase in deferred rent liability and accounts receivable related to landlord non-cash incentives	$6,992	—	$6,992	$—	—	$—	$—	—	$—
Increase in deferred rent liability and deferred rent asset related to rent abatement regarding the renewal of the lease of the headquarters property.	$—	—	$2,255	$—	—	$—	$—	—	$—

Notes 2, 5, 7, 8, 9, 10, 14, 16, 18, 19, 20, 21, 22, 25, 26 and 28 to the consolidated financial statements have also been restated to reflect the above Restatement adjustments.

4.             Business Combinations

On October 1, 2002, the Company acquired substantially all of the assets of Woodside Asset Management, Inc., an investment advisor firm, which had approximately $200 million of client financial assets under management for 70 clients. The Company expected Woodside Asset Management, Inc. to enable it to expand its product offerings in the private banking. Additionally, as part of this acquisition, SVB Financial Group obtained the general partner interests in two limited partnerships, Taurus Growth Partners, LP, and Libra Partners, LP. The Company has less than a 1% ownership interest in each of these funds. The remaining ownership interest represents limited partners’ funds invested on their behalf by the general partner in certain fixed income and marketable equity securities. However, due to the Company’s ability to control the investing activities of these limited partnerships, the Company has consolidated the related results of operations and financial condition into its consolidated financial statements since the date of acquisition. The limited partners did not hold substantive participating rights. The financial assets of the Taurus and Libra funds were liquidated and distributed to their respective limited partners prior to December 31, 2004.

5.             Earnings Per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for the years ended December 31, 2004, 2003, and 2002:

	(As Restated)
(Dollar and shares in thousands, except per share amounts)	Net Income	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2004:
Income available to common stockholders—basic	$63,866	35,215	$1.81
Effect of dilutive securities:
Stock options, restricted stock and convertible debt	—	2,297
Income available to common stockholders and assumed conversions—diluted	$63,866	37,512	$1.70
Year Ended December 31, 2003:
Income available to common stockholders—basic	$13,042	36,109	$0.36
Effect of dilutive securities:
Stock options and restricted stock	—	1,122
Income available to common stockholders and assumed conversions—diluted	$13,042	37,231	$0.35
Year Ended December 31, 2002:
Income available to common stockholders—basic	$54,500	44,000	$1.24
Effect of dilutive securities:
Stock options and restricted stock	—	1,053
Income available to common stockholders and assumed conversions—diluted	$54,500	45,053	$1.21

In September 2004, the EITF reached final consensus on EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-8), that contingently convertible securities should be treated as convertible securities and included in the calculation of diluted earnings per common share.  The diluted earnings per common share for the year ended December 31, 2004 and 2003 and for all quarterly periods during the years ended December 31, 2004 and 2003, have been restated to reflect the December 31, 2004 adoption of EITF 04-8.  The potential dilutive effect of the contingently convertible debt using the treasury stock method was considered anti-dilutive in 2003, whereby the average price of the Company’s stock during the periods were less than the conversion price.  The potential dilutive effect of the contingently convertible debt using the treasury stock method was 372,622 shares as of December 31, 2004.  The Company included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in its fully diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of EITF No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” (EITF 90-19) and SFAS No. 128, “Earnings Per Share” (SFAS No. 128). However, the exposure draft of SFAS No. 128R, if adopted in its proposed form, will require the Company to change its accounting for the calculation of EPS on its contingently convertible debt to the “if converted” method. The “if converted” treatment of the contingently convertible debt would have decreased EPS by $0.17 per diluted common share, or 10.0 percent for 2004.  These calculations do not take into effect exposure drafts issued subsequent to the Company’s filing on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

For a description of the convertible subordinated notes, see Note 13 – Borrowings below.

6.             Restrictions on Cash Balances

The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The average required reserve balance totaled $13.9 million in 2004 and $7.6 million in 2003.

7.             Securities Purchased under Agreement to Resell

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

8.             Investment Securities

The following tables detail the major components of the Company’s investment securities portfolio at December 31, 2004 and 2003:

	(As Restated)
	December 31, 2004
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities:
U.S. Treasury securities	$30,013	$—	$(247)	$29,766
U.S. agencies and corporations:
Collateralized mortgage obligations	814,571	3,133	(3,785)	813,919
Mortgage-backed securities	592,282	4,372	(2,212)	594,442
Discount notes and bonds	280,611	200	(2,480)	278,331
Asset-backed securities	101,691	32	(727)	100,996
Obligations of states and political subdivisions	93,734	4,303	—	98,037
Other debt securities	10,001	—	(150)	9,851
Marketable equity securities	1,577	—	(234)	1,343
Total available-for-sale securities	$1,924,480	$12,040	$(9,835)	1,926,685

Marketable equity securities (investment company fair value accounting)(2)				480

Non-marketable securities (investment company fair value accounting):
Venture capital fund investments(3)				52,547
Other private equity investments(4)				15,720
Other investments(5)				11,247

Non-marketable securities (equity method accounting):
Other investments(6)				2,388
Low income housing tax credit funds				14,070

Non-marketable securities (cost method accounting):
Fund investments				27,409
Federal Home Loan Bank stock(7)				12,798
Federal Reserve Bank stock(7)				7,967
Other private equity investments				3,656
Total investment securities				$2,074,967

	(As Restated)
	December 31, 2003
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities:
U.S. Treasury securities	$31,033	$120	$—	$31,153
U.S. agencies and corporations:
Collateralized mortgage obligations	612,210	3,942	(4,767)	611,385
Mortgage-backed securities	294,156	4,312	(1,974)	296,494
Discount notes and bonds	285,158	999	(728)	285,429
Asset-backed securities	37,501	220	(26)	37,695
Obligations of states and political subdivisions	143,185	7,686	—	150,871
Other debt securities	10,540	13	(800)	9,753
Venture capital fund investments	8	—	—	8
Marketable equity securities	827	—	(34)	793
Other private equity investments(1)	8,004	598	—	8,602
Total available-for-sale securities	$1,422,622	$17,890	$(8,329)	1,432,183

Non-marketable securities (investment company fair value accounting):
Venture capital fund investments(3)				30,149
Other private equity investments(4)				10,097
Non-marketable securities (equity method accounting):
Low income housing tax credit funds				16,551
Non-marketable securities (cost method accounting):
Fund investments				27,205
Federal Home Loan Bank stock(7)				3,009
Federal Reserve Bank stock(7)				7,467
Other private equity investments				3,750
Total investment securities				$1,530,411

(1)   Includes $0.0 million and $8.6 million related to investments owned by two consolidated limited partnerships, Taurus Growth Partners, LP and Libra Partners, LP as of December 31, 2004 and 2003, respectively. The Taurus Growth Partners, LP and Libra Partners, LP funds were liquidated and the funds were fully distributed in December 2004. The Company had a controlling ownership interest of less than 1% in the funds.

(2)   Includes $0.5 million related to Silicon Valley BancVentures, LP, at December 31, 2004. The Company has a controlling interest of 10.7% in the fund.

(3)   Includes $45.3 million and $30.1 million related to the Company’s fund of funds, SVB Strategic Investors Fund, LP, as of December 31, 2004 and 2003, respectively. The Company has a controlling ownership interest of 11.1% in the fund. It also includes $7.3 million to SVB Strategic Investors Fund II, LP at December 31, 2004.

(4)   Includes $15.7 million and $10.1 million related to the Company’s venture capital fund, Silicon Valley BancVentures, LP, as of December 31, 2004, and 2003, respectively. The Company has a controlling ownership interest of 10.7% in the fund.

(5)   Includes $9.0 million related to Partners for Growth, LP, at December 31, 2004.  The Company has a majority ownership interest of 53.2% in the fund.  It also included $2.3 million related to Gold Hill Venture Lending 03, LP, as of December 31, 2004.  The Company has a direct ownership interest of 4.8% in the fund.

(6)   Includes $2.4 million related to Gold Hill Venture Lending Partners 03, LLC, the general partner of Gold Hill Venture Lending 03, LP, as of December 31, 2004.  The Company has a majority interest of 90.7% in Gold Hill Venture Lending Partner 03, LLC.  Gold Hill Venture Lending Partners 03, LLC has ownership interest of 5.0% in the fund.

(7)   Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock are restricted, as the Company is required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement.

The following table breaks out the Company’s unrealized losses on its investment securities portfolio into less than 12 months or 12 months or longer as of December 31, 2004:

	(As Restated)
	December 31, 2004
	Less than twelve months		Twelve months or longer		Total
	Fair Value	Unrealized Losses	Fair Value(1)	Unrealized Losses(1)	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. treasury securities	$29,766	$(247)	$—	$—	$29,766	$(247)
U.S. agencies and corporations:
Collateralized mortgage obligations	392,633	(3,037)	21,628	(748)	414,261	(3,785)
Mortgage-backed securities	115,115	(570)	69,537	(1,642)	184,652	(2,212)
Discount notes and bonds	213,251	(2,480)	—	—	213,251	(2,480)
Asset-backed securities	91,027	(727)	—	—	91,027	(727)
Other debt securities	—	—	9,851	(150)	9,851	(150)
Marketable equity securities	1,577	(234)	—	—	1,577	(234)
Total temporarily impaired securities	$843,369	$(7,295)	$101,016	$(2,540)	$944,385	$(9,835)

(1)   As of December 31, 2004, the Company identified ten investments totaling $101.0 million that had unrealized losses of $(2.5) million for a period of greater than twelve months. Of the ten investments, $69.5 million related to six securities classified as mortgaged-backed securities. These securities were originally purchased as early as June 2003 and had unrealized losses of approximately $1.6 million at December 31, 2004. Since the unrealized losses were due solely to market interest rate movements, the securities were deemed to be temporarily impaired. There were investments of $21.6 million, which related to two securities classified as collateralized mortgage obligation. They were originally purchased as early as June 2002, and had unrealized losses of approximately $0.7 million at December 31, 2004, also due solely to market interest rate movements, thus were also deemed to be temporarily impaired. The two remaining securities totaled $9.9 million and had unrealized losses of $0.2 million at December 31, 2004. These are auction rate preferred securities and are classified as commercial paper and other debt securities. The unrealized losses were the result of a credit downgrade from A1 to Baa2, effective June 25, 2002. The securities continue to be investment grade and the Company has deemed the impairment as temporary. Market valuations and impairment analysis on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

Investment Securities—Remaining Contractual Principal Maturities

The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2004, except for auction rate securities that use the next reset date as the maturity date. Interest income on certain obligations of states and political subdivision (non-taxable investments) are presented on a fully tax-equivalent basis using the federal statutory tax rate of 35%. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities and collateralized mortgage obligations as contractual maturities are typically 15 to 30 years whereas, expected average lives of these securities are significantly shorter and vary based upon structure. Venture capital fund investments, other private equity investments, Federal Reserve Bank stock, Federal Home Loan Bank stock, and tax credit funds are included in the table below as maturing after 10 years.

	(As Restated)
	December 31, 2004
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. Treasury securities	$29,766	2.76%	$19,860	2.66%	$9,906	2.97%	$—	—%	$—	—%
U.S. agencies and corporations:
Collateralized mortgage obligations	813,919	4.54	—	—	619	6.33	—	—	813,300	4.54
Mortgage-backed securities	594,442	4.89	—	—	1,009	5.70	—	—	593,433	4.89
Discount notes and bonds	278,331	3.90	9,962	2.93	208,194	3.71	60,175	4.70	—	—
Asset-backed securities	100,996	3.13	—	—	49,691	3.07	51,305	3.18	—	—
Obligations of states and political subdivisions	98,037	4.25	11,669	3.31	77,016	4.24	9,352	5.60	—	—
Other debt securities	9,851	3.08	9,851	3.08	—	—	—	—	—	—
Federal Reserve Bank Stock, Federal Home Loan Bank Stock, and tax credit funds	34,835	—	—	—	—	—	—	—	34,835	—
Marketable equity securities(1)	480	—	—	—	—	—	—	—	480	—
Marketable equity securities(2)	1,343	—	1,343	—	—	—	—	—	—	—
Venture capital fund investments	79,956	—	—	—	—	—	—	—	79,956	—
Other private equity investments	19,376	—	—	—	—	—	—	—	19,376	—
Other investments.	13,635	—	—	—	—	—	—	—	13,635	—
Total	$2,074,967	4.12%	$52,685	2.94%	$346,435	3.73%	$120,832	4.13%	$1,555,015	4.69%

(1)                                  Investment company fair value accounting.

(2)                                  Available for sale.

Investment securities with a fair value of $123.0 million and $122.6 million at December 31, 2004 and 2003, respectively, were pledged to secure certain public deposits and a line of credit at the Federal Reserve Bank of San Francisco discount window. For further information, see Note 13 - Borrowings.

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities for the years ended December 31, 2004, 2003, and 2002.

	(As Restated)
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002

Gross gains on investment securities:
Available-for-sale securities, at fair value	$2,738	$—	$30
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	5,568	1,541	44
Other private equity investments	3,163	2,324	581
Other investments	7	12	—
Non-marketable securities (cost method accounting):
Venture capital fund investments	1,282	154	275
Other private equity investments	1,035	2,113	142
Total gross gains on investment securities	13,793	6,144	1,072
Gross losses on investment securities:
Available-for-sale securities, at fair value	(535)	(1,447)	—
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(3,655)	(5,966)	(5,761)
Other private equity investments	(977)	(4,063)	(1,315)
Other investments	(48)	(40)	(40)
Non-marketable securities (cost method accounting):
Venture capital fund investments	(3,063)	(2,802)	(2,510)
Other private equity investments	(317)	(1,440)	(2,125)
Total gross losses on investment securities	(8,595)	(15,758)	(11,751)
Gains (losses) on investment securities, net	$5,198	$(9,614)	$(10,679)

9.             Loans and Allowance for Loan and Lease Losses

The detailed composition of loans, net of unearned income of $18.4 million and $14.4 million at December 31, 2004 and 2003, respectively, is presented in the following table:

	(As Restated)
	December 31,
(Dollars in thousands)	2004	2003
Commercial loans	$1,927,271	$1,701,903

Vineyard development	80,960	50,118
Commercial real estate	18,562	12,204
Total real estate construction	99,522	62,322

Real estate term—consumer	27,124	19,213
Real estate term—commercial	16,720	12,902
Total real estate term	43,844	32,115

Consumer and other	237,951	190,806
Total loans, net of unearned income	$2,308,588	$1,987,146

The Company’s loan classifications for financial reporting purposes differ from those for regulatory reporting purposes. Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Loans are classified for regulatory reporting purposes based upon the type of collateral securing the loans.

A substantial percentage of the Company’s loans are commercial in nature, and such loans are generally made to emerging-growth or corporate technology companies in a variety of industries. As of December 31, 2004, the Company’s software tools and applications industry subsector represented 16.1% of total gross loans, the premium wine industry sector represented 14.2% of total gross loans, the venture capital industry subsector represented 13.2% of total gross loans, and the private client services sector represented 11.2% of total gross loans. No other industry sector represented more than 10.0% of total gross loans at December 31, 2004. Approximately 50% of the Company’s outstanding gross loan balances are in the state of California. There are no other states with balances greater than 10%.

The activity in the allowance for loan and lease losses for the years ended December 31, 2004, 2003, and 2002, is summarized below:

	(As Restated)
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Balance at beginning of year	$49,862	$58,366	$56,903
(Recovery of) provision for loan losses	(10,289)	(9,892)	5,873
Loans charged off	(16,196)	(18,975)	(26,585)
Recoveries	14,236	20,363	22,175
Balance at end of year	$37,613	$49,862	$58,366

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $14.3 million and $12.4 million at December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003, nonaccrual loans represented all impaired loans. There were no commitments available for funding to any clients with nonaccrual loans at December 31, 2004.  Allocations of the allowance for loan and lease losses related to impaired loans totaled $4.2 million and $3.1 million at December 31, 2004 and 2003, respectively. Average impaired loans for the years ended December 31, 2004, 2003 and 2002, totaled $15.0 million, $15.6 million, and $19.6 million, respectively. If these loans had not been impaired, $1.1 million, $1.0 million, and $1.3 million in interest income would have been realized during the years ended December 31, 2004, 2003 and 2002, respectively. The Company realized no interest income on such impaired loans for the years ended December 31, 2004, 2003 and 2002.

10.          Premises and Equipment

Premises and equipment at December 31, 2004 and 2003, consist of the following:

	(As Restated)
	Years ended December 31,
	2004	2003
	(Dollars in thousands)
Cost:
Computer software	$19,581	$15,162
Leasehold improvements	18,145	17,716
Computer hardware	10,174	7,807
Furniture and equipment	5,172	3,966
Total cost	53,072	44,651
Accumulated depreciation and amortization	(38,431)	(29,652)
Premises and equipment, net	$14,641	$14,999

11.          Goodwill

Goodwill totaled $35.6 million and $37.5 million at December 31, 2004 and 2003, respectively. All of the Company’s goodwill at December 31, 2004, pertained to the acquisition of SVB Alliant (formerly Alliant Partners).

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

During the second quarter of 2003, the Company conducted its annual impairment review of SVB Alliant, which elicited an indication of possible impairment. Despite an increase in revenues during the second quarter of 2003 compared to the first quarter of 2003, SVB Alliant failed to achieve the revenues projected by the financial model used to value SVB Alliant in connection with its original acquisition by the Company. In response to these indications, the Company engaged valuation consultants to assist the Company in the valuation of SVB Alliant, in compliance with the requirements of SFAS No. 142. Based on this valuation, the Company recorded an impairment charge of $17.0 million during the second quarter of 2003.

During the fourth quarter of 2003, it became apparent that the operating results of SVB Alliant during the second half of 2003 were substantially below the performance forecasted in connection with the second quarter analysis, primarily due to decreased fees associated with weak initial public offering (IPO) and mergers and acquisitions environments. The Company engaged the same business-consulting firm that assisted it with its annual impairment review during the second quarter of 2003 to assist it in conducting a valuation of SVB Alliant, in compliance with the requirements of SFAS No. 142. Based on this valuation, the Company recorded an impairment charge of $46.0 million during the fourth quarter of 2003. The total impairment charge for 2003 was $63.0 million.

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

12.          Deposits

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

13.          Borrowings

The following table represents outstanding borrowings at December 31, 2004 and 2003:

		(As Restated)
		Years Ended December 31,
	Maturity	2004	2003
		(Dollars in thousands)
0% Short-term borrowings(1)	September 28, 2003	$—	$—
0% Short-term borrowings(1)	September 28, 2004	—	9,124
0% Short-term borrowings(1)	September 28, 2005	9,120	—
Revolving line of credit—Partners for Growth	Due on Demand	700	—
0% Long-term note payable(1)	September 28, 2004	—	—
0% Long-term note payable(1)	September 28, 2005	—	8,837
Total other borrowings		$9,820	$17,961
Contingently convertible debt	June 15, 2008	146,740	145,797
Junior subordinated debentures	October 15, 2033	49,470	49,118

(1)           Relates to the acquisition of SVB Alliant (Alliant Partners) in 2001 and were payable to the former owners, who have been employed by the Company. These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.

Interest expense related to borrowings was $3.0 million, $4.4 million, and $1.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. Weighted average interest rate associated to the Company’s short-term borrowings outstanding for the years ended December 31, 2004, 2003, and 2002 was 1.40%, 3.15%, and 2.86%, respectively. See Note 4 - Business Combinations and Note 20 - Related Parties.

Contingently Convertible Debt

On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of the Company’s common stock. This represents 4,460,610 shares of the Company’s common stock. On August 14, 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission, with respect to the resale of the notes and the common stock issuable upon the conversion of the notes. The fair value of the convertible subordinated notes at December 31, 2004, was $205.9 million, based on quoted market prices. The Company intends to settle the principal amount of $150.0 million (accreted value) in cash. Based on the terms of the notes, if, at any time before June 15, 2007, the per share stock price on the last trading day of the immediately preceding fiscal quarter was 110% or more of the then current conversion price, the notes would become convertible. As of December 31, 2004, the Company was unaware of any note holders exercising their conversion option.

Concurrent with the issuance of the convertible notes, the Company entered into a convertible note hedge and a warrant transaction with respect to its common stock, with the objective of decreasing its exposure to potential dilution from conversion of the notes (see Note 16. Derivative Financial Instruments - Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock).

7.0% Junior Subordinated Debentures

On October 30, 2003, the Company issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. Distributions for the year ended December 31, 2004 were $3.5 million. There were no distributions in 2003. The junior subordinated debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent that the Company redeems any debentures earlier. The Company may redeem the debentures prior to maturity in whole or in part, at its option, at any time on or after October 30, 2008. In addition, the Company may redeem the debentures, in whole but not in part, prior to October 30, 2008, upon the occurrence of certain events. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033 (see Note 16 - Derivative Financial Instruments). The fair value of the 7.0% junior subordinated debentures is included in Note 22 - Fair Value of Financial Instruments. The Company has guaranteed the trust preferred securities issued by SVB Capital II (see Note 15 - Commitments and Contingencies).

Available Lines of Credit

As of December 31, 2004, the Company had available $304.0 million in Federal funds and lines of credit, all of which were unused.

14.          Trust Preferred Securities

8.25% Fixed Rate Trust Preferred Securities

In May 1998, the Company issued $40.0 million in cumulative trust preferred securities through a newly formed special-purpose trust, SVB Capital I. The Company completed the early redemption of the 8.25% trust preferred securities on December 1, 2003. At the time of redemption, the remaining unamortized issuance costs of $1.3 million related to the trust preferred securities were expensed. The trust was a wholly owned consolidated subsidiary of the Company, and its sole assets were the junior subordinated deferrable interest debentures. Distributions were cumulative and were payable quarterly at a rate of 8.25% per annum of the stated liquidation amount of $25 per preferred security. The obligations of the trust were fully and unconditionally guaranteed, on a subordinated basis, by the Company.

15.          Commitments and Contingencies

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

Years Ended December 31, (Dollars in thousands):
2005	$10,578
2006	9,298
2007	8,388
2008	7,129
2009	5,490
2010 and thereafter	16,252
Total	$57,135
Less: Income from subleases	(594)
Net minimum operating lease payments	$56,541

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

SVB Capital II Trust Preferred Securities

In October, 2003, SVB Capital II issued $50.0 million in 7.0% trust preferred securities that SVB Financial has fully and unconditionally guaranteed, based on its combined obligations under a guarantee agreement, a trust agreement, an expense agreement, a junior subordinated indenture and the debentures issued under the junior subordinated indenture. SVB Capital II will redeem the trust preferred securities on October 15, 2033, and may redeem them earlier, subject to prior approval by the Board of Governors of the Federal Reserve System, if then required by the capital rules of the Federal Reserve Board.

SVB Financial entered into the guarantee agreement concurrently with the issuance of the trust preferred securities for the benefit of the holders of the trust preferred securities. Wilmington Trust Company acts as guarantee trustee under the guarantee agreement for the purposes of compliance with the Trust Indenture Act, and the guarantee is qualified as an indenture under the Trust Indenture Act. The guarantee trustee will hold the guarantee for the benefit of the holders of the trust preferred securities.

Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against the Company or its affiliates. Based upon information available to the Company, its review of such claims to date and consultation with its outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on the Company’s liquidity, consolidated financial position, or results of operations.  Where appropriate, as determined by the Company, reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.”  The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material effect.

16.          Derivative Financial Instruments

The Company designates a derivative as held for hedging purposes or non-hedging when it enters into a derivative contract. The designation may change based upon management’s reassessment or changing circumstances. Derivative instruments that the Company obtains or uses include interest rate swaps, forward contracts, options and warrants.  A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option or warrant contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument (including another derivative financial instrument), index, currency or commodity at a predetermined rate or price during a period or at a time in the future. Option or warrant agreements can be transacted on organized exchanges or directly between parties.  The gross positive fair values of derivative assets are recorded as a component of the Other assets line item on the balance sheets.  The gross negative fair values of derivative liabilities are recorded as a component of the Other liabilities line item on the balance sheets.

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives as of December 31, 2004 and 2003 were:

	(As Restated)
	At December 31, 2004
	Notional or
	contractual	Credit risk	Estimated net
	amount	Amount (1)	fair value
	(Dollars in thousands)
Fair Value Hedge
Interest rate swap	$50,000	$49	$49

Derivatives
Foreign exchange spot and forwards	525,434	10,011	(431)
Foreign currency options	13,460	47	—
Equity warrant assets	N/A	28,928	28,928

	(As Restated)
	At December 31, 2003
	(Dollars in thousands)
Fair Value Hedge
Interest rate swap	$50,000	$—	$(267)

Derivatives
Foreign exchange spot and forwards	155,771	3,532	15
Foreign currency options	13,148	26	—
Equity warrant assets	N/A	29,537	29,537

(1)   Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties.

Fair Value Hedges

Derivative instruments that the Company holds as a part of its interest rate risk management may include interest rate swaps, caps and floors, and forward contracts. On October 30, 2003, the Company entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair values associated with the majority of the Company’s 7.0% fixed rate, junior subordinated debentures. For information on the Company’s junior subordinated debentures, see Note 13 - Borrowings.

The terms of this fair value hedge agreement provide for a swap of the Company’s 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. Because the swap meets the criteria for the short-cut treatment, the benefit or expense is recorded in the period incurred. This derivative agreement provided income of $2.2 and $1.4 million in 2004 and 2003, respectively. The swap agreement mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. The Company assumes no ineffectiveness as the swap agreement meets the short-cut method requirements under SFAS No. 133 as amended, for fair value hedges of debt instruments. As a result, changes in the fair value of the swap are offset by changes in the fair value of the junior subordinated debentures, and no net gain or loss is recognized in earnings. Changes in the fair value of the derivative agreement and the junior subordinated debentures are primarily dependent on changes in market interest rates.

Derivatives

The Company enters into various derivatives primarily to provide derivative products or services to customers.  These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting.  They are carried at fair value with changes in fair value recorded as part of the Company’s noninterest income, a component of consolidated net income.

The Company enters into foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. For each of the foreign exchange forward contracts and non-deliverable foreign exchange forward contracts entered into with its clients, the Company enters into an opposite way foreign exchange forward contract and non-deliverable foreign exchange forward contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates. These contracts are short-term in nature, typically expiring within one year. The Company has not experienced nonperformance by counterparties and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties to such agreements. The change in fair value of these contracts is recorded in noninterest income, a component of consolidated net income.

The Company enters into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange exposure risk related to certain foreign currency denominated loans. These contracts are short term in nature, typically expiring within one year. There were no foreign exchange forward contracts related to foreign exchange loans in 2003. The Company has not experienced nonperformance by counterparties and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties to such foreign exchange forward contracts.  The change in fair value of these contracts is recorded in noninterest income, a component of consolidated net income.

The Company enters into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the client’s need. For each of the currency option contracts entered into with its clients, the Company enters into an opposite way foreign currency option contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates. These contracts typically expire in less than one year. The Company has not experienced nonperformance by counterparties and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties. The change in fair value of these contracts is recorded in noninterest income, a component of consolidated net income.

The Company obtains derivative equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The purpose of obtaining warrants from client companies is intended to increase future revenue.  The change in fair value of equity warrant assets is recorded in noninterest income, a component of consolidated net income. The change in fair value of the equity warrant assets resulted in a net gain (loss) of $2.7 million, $8.2 million and $2.7 million at December 31, 2004, 2003 and 2002, respectively. For information on the Company’s change in the value of equity warrant assets, see Note 3 – Restatement of Financial Statements.

On June 3, 2002, the Company entered into an interest rate swap, which provided an economic hedge against the risk of changes in fair values associated with our $40.0 million, 8.25% fixed rate trust preferred securities. This agreement provided a benefit of $1.0 million and $1.1 million in 2003 and 2002, respectively. The swap was terminated on June 23, 2003. The change in fair value of this contract is recorded in noninterest income, a component of consolidated net income.

Derivative Fair Value Instruments Indexed to and Potentially Settled in a Company’s Own Stock

Concurrent with the issuance of the $150 million principal amount of contingently convertible notes, (See Note 13 – Borrowings), the Company entered into a convertible note hedge (purchased call option) at a cost of $39.3 million and a warrant transaction providing proceeds of $17.4 million with respect to its common stock, with the objective of decreasing its exposure to potential dilution from conversion of the contingently convertible notes. Under the terms of the convertible note hedge, upon the occurrence of conversion events, the Company has the right to purchase up to approximately 4,460,610 shares of its common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. The Company has the option to settle any amounts due under the convertible hedge either in cash or net shares of its common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19. Under the warrant agreement, the counterparty may purchase up to approximately 4,460,608 shares of the Company’s common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008. The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF 00-19.  Also see Note 5 – Earnings Per Share.

17.          Common Stock Repurchases

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

$100.0 Million Share Repurchase Program Authorized by the Company’s Board of Directors on September 16, 2002

From its inception through its termination on May 7, 2003, the Company repurchased 5.2 million shares of common stock totaling $94.3 million in conjunction with the $100.0 million share repurchase program. Under this program, the Company had repurchased 3.3 million shares of common stock totaling $59.7 million for the year ended December 31, 2002. A portion of the shares repurchased under this program was completed under an ASR agreement.

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

The Company accounted for initial payment under the ASR agreements as a purchase of treasury stock, and the Company subsequently retired those shares. Prior to June 15, 2003, the effective date of SFAS No. 150, the Company accounted for ASR agreements under EITF 99-7, “Accounting for an Accelerated Share Repurchase Program” (EITF 99-7). EITF 99-7 provided that an entity should account for an accelerated stock repurchase program as two separate transactions: (a) as shares of common stock acquired in a treasury stock transaction recorded on the acquisition date and (b) as a forward contract indexed to its own common stock. The forward contract was accounted for in accordance with the provisions of

EITF 00-19. As of December 31, 2004, the Company had fulfilled all its obligations under the ASR agreements in accordance with the provisions of SFAS No. 150.

18.          Income Taxes

The components of the Company’s provision for income taxes for the years ended December 31, 2004, 2003 and 2002, consisted of the following. The amount of current taxes receivable was $2.1 million as at December 31, 2004 and $3.5 million as of December 31, 2003.

	(As Restated)
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Current provision:
Federal	$24,207	$14,418	$17,851
State	8,975	5,560	7,230
Deferred expense (benefit):
Federal	3,940	(12,536)	5,048
State	1,632	(3,268)	(2,368)
Income tax expense	$38,754	$4,174	$27,761

The reconciliation between the federal statutory income tax rate and the Company’s effective income tax rate for the years ended December 31, 2004, 2003, and 2002, were as follows:

	(As Restated)
	Years Ended December 31,
	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
Meals and entertainment	0.7	3.9	0.8
State income taxes, net of the federal tax effect	6.7	8.7	3.8
Tax-exempt interest income	(1.7)	(12.5)	(2.8)
Low-income housing tax credit	(2.1)	(11.8)	(2.6)
Other-net	(0.8)	0.9	(0.5)
Effective income tax rate	37.8%	24.2%	33.7%

Deferred tax assets (liabilities) at December 31, 2004 and 2003, consisted of the following:

	(As Restated)
	December 31,
(Dollars in thousands)	2004	2003
Deferred tax assets:
Allowance for loan and lease losses	$21,864	$26,113
Other accruals not currently deductible	8,685	7,308
State income taxes	1,738	1,271
Premises and equipment and other intangibles	5,084	4,638
Derivative equity warrant assets	526	—
Goodwill	15,450	17,632
Investments	—	1,244
Other	1,215	1,096
Deferred tax assets	54,562	59,302
Deferred tax liabilities:
Loan fee income	(10,117)	(7,902)
Derivative equity warrant assets	—	(2,229)
Net unrealized gains on AFS investment securities	(920)	(3,947)
Investments	(846)	—
Deferred tax liabilities	(11,883)	(14,078)
Net deferred tax assets	$42,679	$45,224

The Company believes a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

19.          Employee Benefit Plans

The Company has the following employee benefit plans:   (i) equity incentive plans, (ii) Incentive Compensation Plan, (iii) Direct Drive Incentive Compensation Plan, (iv) Silicon Valley Bank 401(k) and Employee Stock Ownership Plan, (v) Employee Stock Purchase Plan, (vi) Employee Home Ownership Plan, (vii) SVB Qualified Investors Fund LLC, and (viii) Deferred Compensation Plan.

Equity Incentive Plans

Each of the Company’s active stock option plans has been approved by its stockholders. The Company’s 1997 Equity Incentive Plan (the 1997 Plan), provides for the grant of incentive stock options to employees and nonstatutory stock options, stock appreciation rights, restricted stock purchase awards, stock bonuses, and restricted stock units (collectively Stock Awards) to employees, directors and consultants. The 1997 Plan provides a means by which selected employees and directors of, and consultants to, the Company and its affiliates, may be given an opportunity to purchase shares of the Company’s common stock at a price not less than 100% of the fair market value of the common stock on the date the option is granted for incentive and nonstatutory stock or receive cash based on stock appreciation. Options may vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant. The Company, by means of the 1997 Plan, seeks to retain the services of persons who are now employees and directors of, or consultants to, the Company or its affiliates; to secure and retain the services of new employees, directors, and consultants; and to provide incentives for such persons to exert maximum efforts for the success of the Company and its affiliates.

The table below provides stock option information related to the 1989 Stock Option Plan and the 1997 Plan for the years ended December 31, 2004, 2003, and 2002:

	Years Ended December 31,
	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	6,659,967	$24.58	6,234,638	$22.63	5,174,741	$20.80
Granted	1,326,899	37.28	1,780,162	29.11	2,147,709	24.73
Exercised	(981,455)	20.98	(728,277)	15.56	(562,982)	11.90
Forfeited	(358,651)	28.95	(626,556)	27.13	(524,830)	26.49
Outstanding at end of year	6,646,760	27.40	6,659,967	24.58	6,234,638	22.63
Exercisable at end of year	3,170,309	$23.54	2,764,034	$21.18	2,184,186	$19.05

The following table summarizes information regarding stock options outstanding as of December 31, 2004:

			Outstanding Options			Vested Options
Ranges of Exercise Prices			Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 8.25	-	$15.15	724,456	3.56	$10.78	685,960	$10.53
16.50	-	22.50	877,022	7.24	19.03	412,520	18.91
22.97	-	25.17	1,228,276	4.38	24.50	676,645	24.04
25.29	-	26.06	752,580	6.50	26.01	527,687	26.02
26.24	-	31.29	799,627	6.91	30.52	425,411	30.40
31.40	-	35.04	212,158	5.59	33.17	157,543	33.10
35.26	-	35.26	688,239	3.84	35.26	168,543	35.26
35.54	-	36.25	667,272	6.24	35.56	15,250	36.17
36.28	-	49.50	674,130	6.58	40.55	77,750	48.26
51.69	-	58.25	23,000	5.73	53.12	23,000	53.12
$ 8.25	-	$58.25	6,646,760	5.61	$27.41	3,170,309	$23.54

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

The Company recognized $3.6 million (as restated), $1.1 million and $0.8 million in employee and non-employee stock-based compensation costs resulting from the amortization of unearned compensation related to restricted stock and other miscellaneous employee and non-employee stock awards for the years ended December 31, 2004, 2003, and 2002, respectively.

If compensation cost related to both the Company’s stock option awards to employees and directors and to the ESPP had been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income would have been reduced by $19.8 million, $19.0 million and $18.0 million (as restated), for the years ended December 31, 2004, 2003, and 2002, respectively.

The fair value of the stock option grants used in determining the pro forma net income and the basic and diluted earnings per share amounts were estimated using the Black-Scholes single option-pricing model with the following average assumptions for the years ended December 31, 2004, 2003, and 2002:

	(As Restated)
	Years Ended December 31,
	2004	2003	2002
Expected term of options in years	4.7	4.0	5.1
Volatility of the Company’s underlying common stock	63.6%	70.6%	74.9%
Risk-free interest rate	3.58%	2.98%	3.75%
Dividend yield	—%	—%	—%
Weighted average fair value	$20.40	$15.82	$15.86

The expected term was based on the implied term of the stock options using a lattice option-pricing model with early exercise factors based on historic employee exercise behavior. The expected volatility was calculated as the historical volatility of the Company’s common stock using a five-year term. The expected risk-free interest rate was based on the yields of Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected term of the employee stock options.

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

Effective January 1, 2003, employees participating in the 401(k) Plan are allowed to contribute up to 75% of their pre-tax compensation as defined in the Plan, up to the maximum amount allowable under federal income tax regulations of $13,000 and $12,000 for the years ended December 31, 2004 and 2003, respectively. Effective January 1, 2003, the Company matches the employee’s contributions dollar-for-dollar, up to 5% of the employee’s pre-tax compensation as defined in the Plan. The Company’s matching contributions vest immediately. Prior to January 1, 2003, the Company matched up to $1,000 of an employee’s contributions per annum, which vested at 20% per year. The Company’s matching 401(k) Plan contributions totaled $3.6 million, $3.0 million, and $0.9 million for the years ended December 31, 2004, 2003, and 2002, respectively. The amount of salary deferred is not subject to federal or state income taxes at the time of deferral.

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

Discretionary ESOP contributions, based on the Company’s net income, are made by the Company to all eligible individuals employed by the Company on the last day of the fiscal year. The Company may elect to contribute cash, or the Company’s common stock, in an amount not exceeding 10.0% of the employee’s eligible compensation earned in the fiscal year. The ESOP contributions vest in equal annual increments over five years. Forfeited balances of terminated participants’ nonvested accounts are used first to restore previously forfeited amounts of rehired participants’ accounts and are then used to pay administrative expenses and to reduce future Company contributions to the Plan.  Forfeited nonvested accounts totaled $0.8 million at December 31, 2004 and 2003. During 2004, Company contributions to the Plan were reduced by $0.2 million from forfeited nonvested accounts, and administrative expenses totaling $0.1 million were paid from the forfeited nonvested accounts.

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

Employee Stock Purchase Plan

The Company maintains an employee stock purchase plan (ESPP) under which participating employees may annually contribute up to 10% of their gross compensation to purchase shares of the Company’s common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees of the Company are eligible to participate in the ESPP. Eligible employees of the Company become Plan participants on the first day of hire.  To be eligible, an employee must, among other requirements, be age 18 or above and complete at least one hour of service as an employee of the Company or any of its affiliates. The ESPP is non-compensatory to the employees and results in no expense to the Company under APB 25. For periods beginning after June 15, 2005, the Company will be required to recognize compensation expense in accordance with SFAS 123R. See Recent Accounting Pronouncements in Note 2—Summary of Significant Accounting Policies. For the first six-month offering period of 2004, 66,012 shares of the Company’s common stock were issued at $31.314 per share, while 50,116 shares of the Company’s common stock were issued at $33.32 per share for the second six-month offering period of 2004. At December 31, 2004, a total of 1,099,945 shares of the Company’s common stock were reserved for future issuance under the ESPP.

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

The following table summarizes the activities of EHOP loans to all employees for the years ended December 31, 2004 and 2003:

	Years Ended December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$15,514	$8,959
Loan proceeds disbursed for EHOP	16,068	13,445
Loan repayments for EHOP	(6,777)	(6,890)
Balance at end of year	$24,805	$15,514

SVB Qualified Investors Fund LLC

In late 2000, the Company formed SVB Qualified Investor Fund LLC, on behalf of certain eligible employees. The fund was initially fully capitalized by equity contributions by employees. The funds principal purpose is to invest in a select number of private equity funds managed primarily by SVB Financial or its affiliates. The fund will continue until December 12, 2013, unless terminated sooner or extended in accordance with the fund operating agreement. The Company incurred fund administration costs of approximately $0.1 million for the year ended December 31, 2004 and $0.2 million for each of the years ended December 31, 2003 and 2002.

Deferred Compensation Plan

On October 20, 2004, the Compensation Committee of the board of directors of the Company approved the Silicon Valley Bank Deferred Compensation Plan (the DC Plan). The DC Plan became effective on January 1, 2005. Under the DC Plan, eligible employees of the Company may elect to defer up to 25% of their base salary and/or up to 100% of any bonus payment to which they are entitled, for a period of twelve consecutive months, beginning January 1 and ending December 31. Executive officers and certain senior managers are eligible to participate in the DC Plan, and any amounts deferred under the DC Plan will be invested and administered by the Company (or such person as the Company designates).

20.          Related Parties

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

In September 2001, the Bank made a loan in the amount of $8.0 million to H.A. Schupf & Co., LLC for the purchase of the company back from Reich and Tang Asset Management LP, an investment adviser. In May 2004, the loan was increased to $10.9 million. The loan matures in June 2007, with interest payable monthly, but was paid off in full in December 2004. The loan was secured by the assets of H.A. Schupf & Co., LLC. The largest principal amount outstanding during 2004 was $10.9 million. The loan bears an interest rate of the Bank’s prime rate, and is personally guaranteed by Mr. H.A. Schupf, the managing member of H.A. Schupf and Co., LLC. At December 31, 2004, H.A. Schupf & Co., LLC is a principal stockholder of the Company and owned over 10% of the Company’s outstanding stock as of December 31, 2004.

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

In November 2000, the Bank made a loan in the amount of $32.3 million to NEA Partners, a venture firm of which Mr. Kramlich, a director of the Company, is a General Partner and Co-Founder. The loan matured in January 2005, with interest payable monthly, but was paid off in full in August 2004. The largest outstanding balance during 2004 was $21.8 million. The loan had an interest rate of the Bank’s prime rate, plus 100 basis points. Interest and fee income related to this loan was $1.0 million, $1.9 million and $2.1 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

In December 2004, the Bank made a loan in the amount of $1.3 million to Deer VI & Co, LLC. The loan was unsecured and was fully guaranteed by Deer Management Co., LLC, with which Mr. Felda Hardymon, a director of the Company, is a member with a non-voting interest.   All advances under the loan were repaid in January 2005, and the loan matured in September 2005, with interest payable quarterly. The largest principal amount outstanding during 2004 was $1.1 million. The interest rate for the loan was the Bank’s prime rate, less 50 basis points.

During 2004, the Bank made loans to certain companies in which certain venture funds with which some of its directors are affiliated, are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

Fund Investments

In 2000, the Company created two venture investment funds: the SVB Investor Strategic Investors Fund, LP (“SIF”) and the Silicon Valley BancVentures, LP (“SVBV”). SIF is a $121.8 million venture fund of funds that invests in other venture funds and SVBV is a $56.1 million direct equity investment fund that invests in privately-held companies. Both funds are managed by their respective general partners, which are wholly-owned subsidiaries of the Company and hold a minority interest in the respective funds. Certain of the Company’s directors have also invested in the funds and hold a minority interest: Messrs. Hardymon (through his family partnership) ($0.9 million), Burns ($0.5 million) and Porter ($0.5 million) are limited partners of SIF, and Messrs. Hardymon (through a family limited partnership) ($1.5 million), Burns ($0.3 million) and Kramlich ($1.0 million) are limited partners of SVBV. Mr. H.A. Schupf, a principal stockholder of the Company, is also a limited partner of SVBV ($0.5 million).

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

Other Transactions

In connection with the Bank’s employee relocation policy and the hiring of David Webb as the Company’s Chief Information Officer, the former residence of Mr. Webb in New Jersey was purchased in August 2004 for $1,565,200 by AmeriCorp, Inc., a relocation management firm with which the Bank has a separate relocation service agreement.  Under the agreement, the Bank funds the initial purchase of the residence and reimburses AmeriCorp for its related expenses, however AmeriCorp holds legal title and resells the residence.  Any financial gain or loss with respect to such resale is attributed to the Bank.

Other Relationships

Messrs. Dunbar and Kramlich, directors of the Company, served as advisory directors since January 2001 and July 2003, respectively.

Additionally, certain borrowings described under Note 13—Borrowings are due to the selling partners of SVB Alliant (Alliant Partners), who became employees of the Company.

21.          Off-Balance Sheet Arrangements, Guarantees, and Other Commitments

In the normal course of business, the Company uses financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, foreign exchange options, foreign exchange forward contracts and swaps. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon the Company issuing the commitment. Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $2.7 billion and $1.7 billion at December 31, 2004 and 2003, respectively. Out of these available commitment balances, the fixed-rate commitments were $257.2 million and $167.9 million at December 31, 2004 and 2003, respectively. The Company’s exposure arising from interest rate risk associated with fixed-rate loan commitments is not considered material. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.7 billion and $1.2 billion at December 31, 2004 and 2003, respectively. The Company’s potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. The Company uses the same credit approval and monitoring process in extending loan commitments as it does in making loans. The actual liquidity needs or the credit risk that the Company has experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. The Company evaluates each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management’s evaluation of the adequacy of the liability for unfunded credit commitments. Additionally, the Company had aggregate maximum lending limits of $478.7 million as of December 31, 2004 related to its accounts receivable factoring arrangements. The Company extends credit under accounts receivable factoring arrangements when its clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credits

Commercial and standby letters of credit represent conditional commitments issued by the Company on behalf of a client to guarantee the performance of the client to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by client and are typically short-term in nature. The Company provides two types of standby letter of credit: performance and financial standby letter of credits. Performance standby letters of credit are issued to guarantee the performance of a client to a third party when certain specified future events have occurred. Performance standby letters of credit are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices. Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment by a client to a third party (beneficiary). Financial standby letters of credit are primarily used to support many types of domestic and international payments. These standby letters of credit have fixed expiration dates and generally require a fee paid by a client at the time the Company issues the commitment. Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period using the straight-line method.

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

Obligation Under Guarantees

The table below summarizes the Company’s standby letter of credits at December 31, 2004. The maximum potential amount of future payments represents the amount that could be remitted under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires In One Year Or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
	(Dollars in thousands)
Financial standby	$561,994	$56,990	$618,984	$618,984
Commercial standby	10,289	—	10,289	10,289
Performance standby	7,423	2,870	10,293	10,293
Total	$579,706	$59,860	$639,566	$639,566

At December 31, 2004, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.4 million. At December 31, 2004, cash and investment securities collateral available to the Company to reimburse losses under financial and performance standby letters of credits was $284.8 million.

In addition to standby letter of credit guarantees, the Company issues additional guarantees as off-balance sheet arrangements. As of December 31, 2004, those guarantees include the following:

• The Bank, as a financial provider, routinely guarantees credit cards for some of its customers which have been provided by an unaffiliated financial institution.  The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. Certain of these amounts are secured by certificates of deposit and other assets which the Bank has rights to in the event of nonperformance by the customers.  The total amount of this guarantee was $44.5 million at December 31, 2004. It is not considered probable that material losses would be incurred by the Bank as a result of these arrangements.

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

22.          Fair Value of Financial Instruments

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

Cash and Cash Equivalents

This category includes cash and due from banks, interest-bearing deposits in other financial institutions, federal funds sold, securities purchased under agreement to resell and other short term investment securities. The cash equivalents are readily convertible to known amounts of cash and present insignificant risk of changes in value due to original or purchased maturity dates of 90 days or less. For these short-term financial instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities at Fair Value

For marketable investment securities classified as available-for-sale, fair values are based on quoted market prices provided by a known and reputable pricing service or dealer quotes. For the Company’s venture capital fund, its funds of funds, SVB Strategic Investors Fund, LP and its venture debt funds, the Company records the non-marketable venture capital fund investments and other private equity investments using investment company fair value accounting rules (see Note 2 - Significant Accounting Policies—Marketable Equity Securities).

Investment Securities at Cost

The Company records its wholly owned non-marketable venture capital fund investments and other private equity investments on a cost basis less any identified other than temporary impairment.

Loans

The fair value of fixed and variable rate loans is estimated by discounting contractual cash flows using discount rates that reflect the Company’s current pricing for loans and the forward yield curve.

Derivatives

Derivatives are comprised of derivative equity warrant assets and foreign exchange spot and forward and foreign currency option contracts. The Company values the equity warrant assets using an option pricing model approach utilizing the several material assumptions, as described in Note 2 – Significant Accounting Policies – Derivative Financial Instruments.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking accounts and money market accounts is equal to the amount payable on demand at the measurement date.  The fair value of time deposits is estimated by discounting the balances using the Company’s cost of borrowings and the forward yield curve over their remaining contractual term.

Borrowings

The fair value of borrowings is estimated based on quoted market prices for the issues for which there is a market. Otherwise, the fair value of borrowings is calculated by discounting the contractual cash flows using the forward yield curve.

Interest Rate Swap

The fair value of the interest rate swap associated with the majority of the Company’s 7.0% fixed rate, junior subordinated debentures is calculated based on market valuations obtained from the broker/dealer that is counterparty to the swap.

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount the Company would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit generally expire in 90 days or less, therefore their fair value was equivalent to the premium or fee received at December 31, 2004 and 2003, due to their short-term nature. Commitments to extend credit and letters of credit typically result in loans with a market interest rate when funded.

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

The estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 are presented below.

	(As Restated)
	December 31,
	2004		2003
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$284,208	$284,208	$252,521	$252,521
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	343,010	343,010	582,792	582,792
Investment securities available for sale	1,927,165	1,927,165	1,432,183	1,432,183
Investment securities non-marketable securities, cost method	147,802	141,225	98,228	90,654
Loans, net	2,270,975	2,304,502	1,937,284	2,011,592
Derivatives	28,497	28,497	29,552	29,552
Interest rate swap	49	49	(267)	(267)
Financial liabilities:
Noninterest-bearing demand deposits	2,649,853	2,649,853	2,186,317	2,186,317
NOW deposits	32,009	32,009	20,897	20,897
Money market deposits	1,206,078	1,206,078	1,080,559	1,080,559
Time deposits	331,574	330,131	379,068	378,876
Contingently convertible debt	146,740	205,863	145,797	178,707
Junior subordinated debentures	49,421	50,206	49,652	51,031
Other borrowings	9,820	9,849	17,961	18,372
Off-balance sheet financial assets:
Commitments to extend credit		$12,936		$7,671

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

The following table presents the capital ratios for the Company and the Bank, as compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 2004 and 2003:

	(As Restated)
(Dollars in thousands)	Actual Ratio	Actual Amount	Capital Adequacy Minimum Ratio	Capital Adequacy Minimum Capital Requirement
As of December 31, 2004:
Total risk-based capital ratio:
Company	16.09%	$695,377	8.0%	$345,832
Bank	13.65%	$563,682	8.0%	$330,277
Tier 1 risk-based capital ratio:
Company	12.75%	$551,338	4.0%	$172,916
Bank	12.41%	$512,355	4.0%	$165,138
Tier 1 leverage ratio:
Company	11.17%	$551,338	4.0%	$197,354
Bank	10.82%	$512,355	4.0%	$189,440
As of December 31, 2003:
Total risk-based capital ratio:
Company	16.83%	$604,598	8.0%	$287,458
Bank	14.38%	$494,446	8.0%	$275,060
Tier 1 risk-based capital ratio:
Company	12.23%	$439,436	4.0%	$143,729
Bank	13.13%	$451,473	4.0%	$137,530
Tier 1 leverage ratio:
Company	10.62%	$439,436	4.0%	$165,486
Bank	11.35%	$451,473	4.0%	$159,168

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

Commercial Banking provides solutions to the needs of the Company’s commercial clients in the technology, life science, and premium wine industry niches, through the Company’s lending, cash and deposit management, and global banking and trade products and services. Lending products and services provide the Company’s commercial clients with loans and other credit facilities, most often secured by the Company’s clients’ assets. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable based lines of credit, asset-based loans, real estate loans, vineyard development loans, and financing of affordable housing projects. The Company often obtains warrants to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for the provision of certain other associated lending services.

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

Within the Commercial Banking segment, the international services unit provides global trade products and services, to facilitate the Company’s clients’ global finance and business needs. Global banking and trade products and services include foreign exchange services that empower commercial clients to manage their foreign currency risks through purchases and sales of currencies on the global inter-bank market. Also included are export trade finance services and products, including a variety of loans and credit facilities guaranteed by the Export-Import Bank of the United States to facilitate the Company’s clients’ international trade, as well as a variety of letters of credit, including export import, and standby letters of credit to enable clients to ship and receive goods globally. Additionally, included are products and services in international cash management.

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

The Private Client Services and Other segment, is principally comprised of the Private Client Services group and other business service units that are not part of the Commercial Bank, SVB Capital, or SVB Alliant segments. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. The Company also provides clients with deposit account products and services to meet cash management needs, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through the Company’s subsidiary, Woodside Asset Management, Inc., the Company provides individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals. The Private Client Services Group was known as the Private Banking Group until its name change in January 2004.

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

The Company’s primary source of revenue is from net interest income. Accordingly, the Company’s segments are reported using net interest income. The Company also evaluates performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. The Company does not allocate income taxes to its segments. Additionally, the Company’s management reporting model is predicated on average asset balances, therefore it is not possible to provide period-end asset balances for segment reporting purposes. The Company’s segment information at and for the years ended December 31, 2004, 2003, and 2002, is as follows:

	(As Restated)
(Dollars in thousands)	Commercial Banking	SVB Capital	SVB Alliant	Private Client Services and Other	Total
Year Ended December 31, 2004
Net interest income	$170,123	$12,454	$—	$47,712	$230,289
(Recovery of) provision for loan and lease losses(1)	2,356	—	—	(12,645)	(10,289)
Noninterest income	66,092	14,774	22,025	4,071	106,962
Noninterest expense excluding impairment of goodwill(2)	166,008	23,361	24,924	25,627	239,920
Impairment of goodwill	—	—	—	1,910	1,910
Minority interest in net (income) losses of consolidated affiliates	—	2,535	—	(5,625)	(3,090)
Income (loss) before income tax expense(4)	$67,851	$6,402	$(2,899)	$31,266	$102,620
Total average loans	$1,634,393	$77,422	$—	$239,840	$1,951,655
Total average assets(3)	3,628,630	594,361	73,441	476,477	4,772,909
Total average deposits	3,230,509	560,496	—	114,403	3,905,408
Goodwill at December 31, 2004	—	—	35,639	—	35,639

Year Ended December 31, 2003
Net interest income	$151,845	$11,799	$—	$20,056	$183,700
(Recovery of) provision for loan and lease losses(1)	(361)	—	—	(9,531)	(9,892)
Noninterest income	55,795	9,676	12,204	3,156	80,831
Noninterest expense excluding impairment of goodwill(2)	141,125	17,364	12,772	30,635	201,896
Impairment of goodwill	—	—	63,000	—	63,000
Minority interest in net (income) losses of consolidated affiliates	—	1,992	—	5,697	7,689
Income (loss) before income tax expense(4)	$66,876	$6,103	$(63,568)	$7,805	$17,216
Total average loans	$1,506,055	$67,033	$—	$224,902	$1,797,990
Total average assets(3)	2,973,199	546,779	103,117	433,373	4,056,468
Total average deposits	2,607,707	513,689	—	156,170	3,277,566
Goodwill at December 31, 2003	—	—	35,639	1,910	37,549

Year Ended December 31, 2002
Net interest income	$153,965	$10,636	$—	$27,666	$192,267
(Recovery of) provision for loan and lease losses(1)	5,551	1	—	321	5,873
Noninterest income (loss)	60,373	2,711	10, 873	(2,531)	71,426
Noninterest expense excluding impairment of goodwill(2)	138,337	13,786	9,668	21,535	183,326
Minority interest in net (income) losses of consolidated affiliates	—	2,029	—	5,738	7,767
Income before income taxes(4)	$70,450	$1,589	$1,205	$9,017	$82,261
Total average loans	$1,513,262	$62,530	$—	$184,847	$1,760,639
Total average assets(3)	2,847,229	498,679	164,879	385,083	3,895,870
Total average deposits	2,445,618	460,185	—	157,653	3,063,456
Goodwill at December 31, 2002	—	—	98,639	1,910	100,549

(1)    For segment reporting purposes, the Company reports net loan charge-offs as the provision for loan losses.  Thus, the Other segment includes $(12.6) million $(9.6) million and $(0.1) million for the twelve-month periods ended December 31, 2004, 2003 and 2002, respectively, which represent the difference between net charge-offs and the provision for loan losses.

(2)    Commercial Banking segment includes direct depreciation and amortization of $1.4 million, $1.2 million and $1.1 million for the twelve months ended December 31, 2004, 2003 and 2002, respectively.  Due to the complexity of the Company’s cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments (totaling approximately $7.4 million, $6.7 million and $6.9 million for the twelve months ended December 31, 2004, 2003 and 2002, respectively).

(3)    Total assets for the Commercial Banking, SVB Capital, and Other segments equals the greater of total loans or the sum of total deposits and total stockholders’ equity for each segment.

(4)    The internal reporting model used by the Company’s management to assess segment performance does not calculate tax expense by segment.  The Company’s effective tax rate is a reasonable approximation of the segment rates.

26.                               Parent Company Only Condensed Financial Information

The condensed balance sheets of SVB Financial (parent company only) at December 31, 2004 and 2003, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2004, 2003, and 2002, are presented below. Certain reclassifications have been made in order to conform to the current year presentation. Such reclassifications had no effect on the results of operations or stockholders’ equity.

Condensed Balance Sheets

	(As Restated)
	December 31,
(Dollars in thousands)	2004	2003
Assets:
Cash and due from banks	$5,570	$2,224
Federal funds sold, securities purchased under agreement to resell and other short-term investments	69,176	45,629
Investment securities	102,720	99,438
Loans, net of unearned income(1)	1,570	5,178
Other assets	38,127	42,502
Investment in subsidiaries:
Bank subsidiary	499,317	450,295
Nonbank subsidiaries	85,242	71,254
Total assets	$801,722	$716,520
Liabilities and stockholders’ equity:
Contingently convertible debt (Note 13)	$146,740	$145,797
Junior subordinated debentures (Note 13)	49,470	49,118
Other borrowings (Note 13)	9,120	17,961
Intercompany payables to Silicon Valley Bank(2)	29,372	27,529
Other liabilities	25,072	21,430
Total liabilities	259,774	261,835
Stockholders’ equity	541,948	454,685
Total liabilities and stockholders’ equity	$801,722	$716,520

(1)             Includes loans to related parties of $1.6 million and $1.3 million at December 31, 2004 and 2003, respectively.

(2)             The Intercompany payables to Silicon Valley Bank at December 31, 2004 and 2003 pertain to the aggregate grant date fair values of warrants obtained by Silicon Valley Bank from July 1, 2001 through the balance sheet dates, net of payments for such.  Silicon Valley Bank often obtains derivative equity warrant assets to purchase a position in a client company’s stock in connection with providing credit facilities and less frequently for certain other business services.  The parent purchases all equity warrant assets from Silicon Valley Bank at grant date fair value (See Note 2.–Summary of Significant Accounting Policies-Derivative Financial Instruments-Derivatives).

Condensed Statements of Income

	(As Restated)
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Interest income	$2,965	$1,173	$2,523
Interest expense	(2,942)	(6,070)	(3,613)
Dividend income from bank subsidiary (3)	25,000	51,000	80,000
Gains (losses) on derivative instruments, net	2,749	8,208	(2,896)
Gains (losses) on investment securities, net	(1,609)	(3,296)	(4,083)
General and administrative expenses	(7,805)	(5,469)	(4,396)
Income tax benefit	3,473	2,194	5,425
Income before net (loss) income of subsidiaries	21,831	47,740	72,960
Equity in undistributed net (loss) income of nonbank subsidiaries	(2,755)	(39,397)	(663)
Equity in undistributed net income (loss) of bank subsidiary	44,790	4,699	(17,797)
Net income	$63,866	$13,042	$54,500

(3)             A part of the dividends paid in 2003 and the dividend paid in 2004 were in excess of the amount permitted under the California State Department of Financial Institutions (“DFI”) guidelines. Therefore, SVB Financial has been required by the DFI to return to Silicon Valley Bank a portion of the 2003 dividend and the 2004 dividend—the total amount returned totaled $28.4 million. At this time, Silicon Valley Bank must obtain prior approval from the DFI before paying any further dividends to SVB Financial.

Condensed Statements of Cash Flows

	(As Restated)
	Years Ended December 31,
(Dollars in thousands)	2004	2003	2002
Cash flows from operating activities:
Net income	$63,866	$13,042	$54,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains (losses) on derivative instruments, net	(2,749)	(8,208)	2,896
Gains (losses) on investment securities, net	1,609	3,296	4,083
Net income of bank subsidiary	(44,790)	(4,699)	17,797
Net loss (income) of nonbank subsidiaries	2,755	39,397	663
Decrease (increase) in other assets	7,124	2,431	(15,600)
Increase (decrease) in other liabilities	6,779	11,594	7,385
Increase (decrease) in payable to Bank	1,843	(18)	6,945
Other, net	9,444	1,676	72
Net cash provided by operating activities	45,881	58,511	78,741
Cash flows used by investing activities:
Net decrease (increase) in investment securities	(4,471)	(56,269)	18,225
Net decrease (increase) in loans	3,608	89	(2,919)
Investment in bank subsidiary	(1,813)	218	(390)
Investment in nonbank subsidiaries	(19,485)	(723)	(103,556)
Net cash used in investing activities	(22,161)	(56,685)	(88,640)
Cash flows from financing activities:
(Decrease) increase in borrowings, net	(9,333)	(9,333)	26,524
Proceeds from issuance of convertible notes and warrants, net of issuance costs of convertible note hedge	—	123,340	—
Proceeds from issuance of 7.0% junior subordinated debentures, net of issuance costs	—	47,839	—
Redemption of 8.25% junior subordinated debentures	—	(41,237)	—
Return of capital from SVB Capital I	—	1,237	—
Proceeds from issuance of common stock	25,084	14,364	9,769
Repurchase of common stock	(12,578)	(148,092)	(109,394)
Net cash (used) provided by financing activities	3,173	(11,882)	(73,101)
Net (decrease)/ increase in cash	26,893	(10,056)	(83,000)
Cash and cash equivalents at January 1,	47,853	57,909	140,909
Cash and cash equivalents at December 31,	$74,746	$47,853	$57,909

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

From January 1, 2005 through March 3, 2005, the Company repurchased 677,500 shares of its common stock under the May 2003 stock repurchase program. The Company’s trading window closed on March 3, 2005. To continue the repurchase program, the Company put into effect a 10b5-1 plan which allows the Company to automatically repurchase a predetermined number shares per day at the market price on every trading day until the trading window re-opens on April 26, 2005. Since May 2003 when the program was approved by the board of directors, the Company has repurchased 5.5 million shares totaling $155.8 million as of March 4, 2005.

Included in the above noted common stock repurchase activity are 400,000 shares of the Company’s common stock, repurchased on March 2, 2005, from one of its principal stockholders, H.A. Schupf & Co., LLC, in a block transaction. The shares were repurchased at a price of $44.20 per share for an aggregate total price of $17,680,000, which reflected a discount from the current asking price as quoted on the Nasdaq National Market at the time the transaction was entered into. See Note 20 - Related Parties—Loan Transactions.

Default upon Zero-Coupon Convertible Subordinated Notes

On October 12, 2005 and December 16, 2005, the trustee under the note indenture relating to the Company’s $150.0 million zero-coupon convertible subordinated notes due June 15, 2008, provided notice in accordance with the terms of the indenture that the Company was in breach of its covenant to remain current in its SEC filings because of its failure to file its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005, respectively.  The Company’s failure to cure this breach within 60 days of the October 12, 2005 notice constituted an event of default under the indenture as of December 11, 2005.  As the indenture does not provide for any right of acceleration of the payment of the principal of the notes upon a default in the performance of any covenant or agreement in the notes or in the indenture, the trustee and the holders are not entitled to accelerate the maturity of the notes upon the occurrence of the aforementioned event o default.  As a result, this event of default did not constitute a material default with respect to the Company’s indebtedness.  Upon the occurrence of this event of default, the trustee was entitled, subject to certain limitations and conditions, to seek to enforce the performance of such covenant.  In addition, during the period that the event of default was continuing, the Company could not pay cash upon conversion of any note or portion of the note (other than cash for fractional shares).  Upon the filing by the Company of its Quarterly Reports of Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005, any default or event of default under these notices will be cured.

28.                               Variable Interest Entities — Adoption of FIN 46R

In January 2003, the FASB issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46R to make certain technical corrections and address certain implementation issues that had arisen. FIN 46R provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb expected losses or the right to receive residual returns generated by its operations.

FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the expected losses from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s expected losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46R also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

FIN 46R was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46R, as revised, were adopted as of December 31, 2003, for the Company’s interests in all VIEs. The Company evaluated various entities in which it held an interest to determine if these entities met the definition of a variable interest entity (VIE), and whether the Company was the primary beneficiary and should consolidate the entity based on the variable interests it held. The following provides a summary of the VIEs in which the Company has a significant variable interest, and discusses the accounting changes that resulted from the adoption of FIN 46R.

The Company has a significant variable limited partnership interest in the Gold Hill Venture Lending Partners 03, LLC (GHLLC), which is the general partner of Gold Hill Venture Lending 03, LP, a venture debt fund, and certain affiliated funds (the “Gold Hill Funds”). GHLLC was formed in 2000 and was consolidated as a wholly-owned subsidiary until it admitted additional members in the third quarter of 2004, which caused GHLLC to meet the FIN 46R definition of a VIE, since the

Company has disproportionately few voting rights and substantially all of GHLLC’s activities involve or are conducted on the Company’s behalf. Because the Company is the primary beneficiary of the entity, the Company continued to consolidate GHLLC in the third quarter 2004 as a VIE under FIN 46R which requires that the elimination of intercompany balances and transactions be attributed to the primary beneficiary (and not to noncontrolling interests) in the consolidated financial statements. Creditors of the entity do not have recourse against the Company, and the Company’s exposure to loss as a result of involvement with GHLLC at December 31, 2004 was limited to approximately $2.2 million of net equity investment in the entity and approximately $7.5 million of commitments for future investments.  None of the Gold Hill Funds meets the FIN 46R definition of a VIE.

SVB Financial owns 100% of the common stock of SVB Capital II, an entity formed in October 2003 to issue trust preferred securities. SVB Financial has provided a full and unconditional guarantee of the trust preferred securities, and SVB Capital II has no operating history or independent operations and is not engaged in and does not propose to engage in any other activity. SVB Capital II meets the FIN 46R definition of a VIE, but the Company is not the primary beneficiary in this entity because, as a result of the Company’s investment being funded by SVB Capital II, the investment is not considered to be at risk. As such, SVB Capital II was not consolidated into the Company’s financial statements at December 31, 2004, or December 31, 2003. The junior subordinated debentures held by SVB Capital II ($49.5 million at December 31, 2004) is included in the Company’s borrowings. See Note 13 (Borrowings). The Company is not exposed to loss related to SVB Capital II. The Federal Reserve Board announced in July 2003 that qualifying trust preferred securities will continue to be treated as Tier 1 capital until notice is given to the contrary.

For further information on the adoption of FIN 46R, see Note 2 – Summary of Significant Accounting Policies.

Unaudited Quarterly Financial Data

Supplemental consolidated financial information for each three month period over the years ended December 31, 2004 and 2003 are as follows:

	Three Months Ended March 31, 2004
	As Previously
	Reported	Adjustments	As Restated
(Dollars in thousands, except per share amounts)	(unaudited)	(unaudited)	(unaudited)
Interest Income:
Loans	$36,632	$(1,124)	$35,508
Investment securities:
Taxable	14,023	(529)	13,494
Non-Taxable	1,461	—	1,461
Federal funds sold, securities purchased under agreement to resell and other short-term investments	1,444	529	1,973
Total interest income	53,560	(1,124)	52,436
Interest expense
Deposits	2,014	—	2,014
Other borrowings	726	—	726
Total interest expense	2,740	—	2,740
Net interest income	50,820	(1,124)	49,696
(Recovery of) Provision for loan losses	736	(91)	645
Net interest income after (recovery of) provision for loan losses	50,084	(1,033)	49,051
Noninterest income:
Client investment fees	6,268	—	6,268
Corporate finance fees	4,087	295	4,382
Letter of credit fee income	3,729	(1,058)	2,671
Deposit service charges	3,713	—	3,713
Income from client warrants	2,908	(2,908)	—
Gains (losses) on derivative instruments, net	—	2,565	2,565
Gains (losses) on investment securities, net	1,322	147	1,469
Credit card fees	777	—	777
Other	2,082	—	2,082
Total noninterest income	24,886	(959)	23,927
Noninterest expense:
Compensation and benefits	34,103	(696)	33,407
Net occupancy	4,523	78	4,601
Professional services	3,339	—	3,339
Furniture and equipment	2,909	—	2,909
Business development and travel	1,991	—	1,991
Correspondent bank fees	1,281	—	1,281
Data processing services	1,085	—	1,085
Telephone	782	—	782
Postage and supplies	772	—	772
Tax credit fund amortization	620	—	620
Impairment of goodwill	—	—	—
Provision for (reduction of) unfunded credit commitments	(719)	—	(719)
Other	1,764		1,764
Total noninterest expense	52,450	(618)	51,832
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	22,520	(1,374)	21,146
Minority interest in net (income) losses of consolidated affiliates	(481)	—	(481)
Income (loss) before income tax expense	22,039	(1,374)	20,665
Income tax expense (benefit)	8,029	(585)	7,444
Net income (loss)	$14,010	$(789)	$13,221
Earnings (loss) per common share-basic	$0.40	$(0.02)	$0.38
Earnings (loss) per common share-diluted	$0.38	$(0.02)	$0.36

	Three Months Ended June 30, 2004
	As Previously
	Reported	Adjustments	As Restated
(Dollars in thousands, except per share amounts)	(unaudited)	(unaudited)	(unaudited)
Interest Income:
Loans	$37,280	$(1,666)	$35,614
Investment securities:
Taxable	17,989	(411)	17,578
Non-Taxable	1,290	—	1,290
Federal funds sold, securities purchased under agreement to resell and other short-term investments	1,306	411	1,717
Total interest income	57,865	(1,666)	56,199
Interest expense
Deposits	2,124	—	2,124
Other borrowings	712	—	712
Total interest expense	2,836	—	2,836
Net interest income	55,029	(1,666)	53,363
(Recovery of) provision for loan losses	(5,860)	(315)	(6,175)
Net interest income after (recovery of) provision for loan losses	60,889	(1,351)	59,538
Noninterest income:
Client investment fees	6,399	—	6,399
Corporate finance fees	10,897	(138)	10,759
Letter of credit fee income	3,805	(1,462)	2,343
Deposit service charges	3,695	—	3,695
Income from client warrants	3,310	(3,310)	—
Gains (losses) on derivative instruments, net	—	3,593	3,593
Gains (losses) on investment securities, net	478	277	755
Credit card fees	604	—	604
Other	2,320	—	2,320
Total noninterest income	31,508	(1,040)	30,468
Noninterest expense:
Compensation and benefits	41,153	(480)	40,673
Net occupancy	4,587	78	4,665
Professional services	4,876	—	4,876
Furniture and equipment	3,450	—	3,450
Business development and travel	2,180	—	2,180
Correspondent bank fees	1,243	—	1,243
Data processing services	789	—	789
Telephone	902	—	902
Postage and supplies	872	—	872
Tax credit fund amortization	620	—	620
Impairment of goodwill	—	—	—
Provision for (reduction of) unfunded credit commitments	3,101	—	3,101
Other	2,978	—	2,978
Total noninterest expense	66,751	(402)	66,349
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	25,646	(1,989)	23,657
Minority interest in net (income) losses of consolidated affiliates	(67)	—	(67)
Income (loss) before income tax expense	25,579	(1,989)	23,590
Income tax expense (benefit)	9,871	(742)	9, 129
Net income (loss)	$15,708	$(1,247)	$14,461
Earnings (loss) per common share-basic	$0.45	$(0.04)	$0.41
Earnings (loss) per common share-diluted	$0.43	$(0.04)	$0.39

	Three Months Ended September 30, 2004
	As Previously
	Reported	Adjustments	As Restated
(Dollars in thousands, except per share amounts)	(unaudited)	(unaudited)	(unaudited)
Interest Income:
Loans	$41,639	(947)	$40,692
Investment securities:
Taxable	19,763	(576)	19,187
Non-Taxable	1,144	—	1,144
Federal funds sold, securities purchased under agreement to resell and other short-term investments	1,347	576	1,923
Total interest income	63,893	(947)	62,946
Interest expense
Deposits	2,138	—	2,138
Other borrowings	762	—	762
Total interest expense	2,900	—	2,900

Net interest income	60,993	(947)	60,046
(Recovery of) provision for loan losses	(1,395)	5	(1,390)
Net interest income after (recovery of) provision for loan losses	62,388	(952)	61,436
Noninterest income:
Client investment fees	6,955	—	6,955
Corporate finance fees	3,197	(177)	3,020
Letter of credit fee income	3,874	(1,594)	2,280
Deposit service charges	3,187	—	3,187
Income from client warrants	1,152	(1,152)	0
Gains (losses) on derivative instruments, net	—	2,388	2,388
Gains (losses) on investment securities, net	133	(322)	(189)
Credit card fees	658	—	658
Other	2,646		2,646
Total noninterest income	21,802	(857)	20,945
Noninterest expense:
Compensation and benefits	36,926	(465)	36,461
Net occupancy	4,512	78	4,590
Professional services	4,967	—	4,967
Furniture and equipment	3,067	—	3,067
Business development and travel	2,654	—	2,654
Correspondent bank fees	1,407	—	1,407
Data processing services	735	—	735
Telephone	856	—	856
Postage and supplies	808	—	808
Tax credit fund amortization	620	—	620
Impairment of goodwill	1,910	—	1,910
Provision for (reduction of) unfunded credit commitments	(1,856)	—	(1,856)
Other	2,244	—	2,244
Total noninterest expense	58,850	(387)	58,463
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	25,340	(1,422)	23,918
Minority interest in net (income) losses of consolidated affiliates	(2)	—	(2)
Income (loss) before income tax expense	25,338	(1,422)	23,916
Income tax expense (benefit)	9,235	(710)	8,525
Net income (loss)	$16,103	(712)	$15,391
Earnings (loss) per common share-basic	$0.46	$(0.02)	$0.44
Earnings (loss) per common share-diluted	$0.43	$(0.02)	$0.41

	Three Months Ended December 31, 2004
	As Previously
	Reported	Adjustments	As Restated
(Dollars in thousands, except per share amounts)	(unaudited)	(unaudited)	(unaudited)
Interest Income:
Loans	$46,512	(722)	$45,790
Investment securities:
Taxable	21,154	(762)	20,392
Non-Taxable	1,109	—	1,109
Federal funds sold, securities purchased under agreement to resell and other short-term investments	2,046	762	2,808
Total interest income	70,821	(722)	70,099
Interest expense
Deposits	2,147	—	2,147
Other borrowings	768	—	768
Total interest expense	2,915	—	2,915
Net interest income	67,906	(722)	67,184
(Recovery of) provision for loan losses	(3,382)	(13)	(3,369)
Net interest income after (recovery of) provision for loan losses	71,288	(735)	70,553
Noninterest income:
Client investment fees	7,297	—	7,297
Corporate finance fees	3,732	131	3,863
Letter of credit fee income	4,991	(2,291)	2,700
Deposit service charges	2,943	—	2,943
Income from client warrants	1,821	(1,821)	—
Gains (losses) on derivative instruments, net	—	8,200	8,200
Gains (losses) on investment securities, net	3,638	(475)	3,163
Credit card fees	778	—	778
Other	2,637	41	2,678
Total noninterest income	27,837	3,785	31,622
Noninterest expense:
Compensation and benefits	42,915	441	43,356
Net occupancy	3,968	310	4,278
Professional services	3,886	—	3,886
Furniture and equipment	2,977	—	2,977
Business development and travel	2,893	—	2,893
Correspondent bank fees	1,409	—	1,409
Data processing services	1,038	—	1,038
Telephone	827	—	827
Postage and supplies	803	—	803
Tax credit fund amortization	620	—	620
Impairment of goodwill	—	—	—
Provision for (reduction of) unfunded credit commitments	1,023	—	1,023
Other	2,076	—	2,076
Total noninterest expense	64,435	751	65,186
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	34,690	2,299	36,989
Minority interest in net (income) losses of consolidated affiliates	(2,529)	(11)	(2,540)
Income (loss) before income tax expense	32,161	2,288	34,449
Income tax expense (benefit)	12,606	1,050	13,656
Net income (loss)	$19,555	1,238	$20,793
Earnings (loss) per common share-basic	$0.55	$0.03	$0.58
Earnings (loss) per common share-diluted	$0.51	$0.03	$0.54

	Three Months Ended March 31, 2003
	As Previously
	Reported	Adjustments	As Restated
(Dollars in thousands, except per share amounts)	(unaudited)	(unaudited)	(unaudited)
Interest Income:
Loans	$37,836	(642)	$37,194
Investment securities:
Taxable	10,377	(1,062)	9,315
Non-Taxable	1,596	—	1,596
Federal funds sold, securities purchased under agreement to resell and other short-term investments	830	1,062	1,892
Total interest income	50,639	(642)	49,997
Interest expense
Deposits	2,451	—	2,451
Other borrowings	210	—	210
Total interest expense	2,661	—	2,661
Net interest income	47,978	(642)	47,336
(Recovery of) provision for loan losses	1,807	(320)	1,487
Net interest income after (recovery of) provision for loan losses	46,171	(322)	45,849
Noninterest income:
Client investment fees	6,332	—	6,332
Corporate finance fees	4,144	(179)	3,965
Letter of credit fee income	3,503	(1,436)	2,067
Deposit service charges	2,876	—	2,876
Income from client warrants	1,962	(1,962)	—
Gains (losses) on derivative instruments, net	—	2,995	2,995
Gains (losses) on investment securities, net	(4,705)	(1,564)	(6,269)
Credit card fees	1,046	—	1,046
Other	2,288	(300)	1,988
Total noninterest income	17,446	(2,446)	15,000
Noninterest expense:
Compensation and benefits	31,690	(273)	31,417
Net occupancy	4,402	—	4,402
Professional services	3,439	—	3,439
Furniture and equipment	2,194	—	2,194
Business development and travel	1,616	—	1,616
Correspondent bank fees	1,040	—	1,040
Data processing services	1,091	—	1,091
Telephone	778	—	778
Postage and supplies	584	—	584
Tax credit fund amortization	715	—	715
Impairment of goodwill	—	—	—
Provision for (reduction of) unfunded credit commitments	1,577	—	1,577
Trust preferred securities distributions	281	544	825
Other	2,278	—	2,278
Total noninterest expense	51,685	271	51,956
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	11,932	(3,039)	8,893
Minority interest in net (income) losses of consolidated affiliates	3,479	—	3,479
Income (loss) before income tax expense	15,411	(3,039)	12,372
Income tax expense (benefit)	4,993	(1,218)	3,775
Net income (loss)	$10,418	(1,821)	8,597
Earnings (loss) per common share-basic	$0.27	$(0.05)	$0.22
Earnings (loss) per common share-diluted	$0.26	$(0.04)	$0.22

	Three Months Ended June 30, 2003
	As Previously
	Reported	Adjustments	As Restated
(Dollars in thousands, except per share amounts)	(unaudited)	(unaudited)	(unaudited)
Interest Income:
Loans	$38,134	$(1,588)	$36,546
Investment securities:
Taxable	8,557	(1,055)	7,502
Non-Taxable	1,586	—	1,586
Federal funds sold, securities purchased under agreement to resell and other short-term investments	1,129	1,055	2,184
Total interest income	49,406	(1,588)	47,818
Interest expense
Deposits	2,389	—	2,389
Other borrowings	317	—	317
Total interest expense	2,706	—	2,706
Net interest income	46,700	(1,588)	45,112
(Recovery of) Provision for loan losses	2,667	(253)	2,414
Net interest income after provision for loan losses	44,033	(1,335)	42,698
Noninterest income:
Client investment fees	6,034	—	6,034
Corporate finance fees	4,641	41	4,682
Letter of credit fee income	3,128	(885)	2,243
Deposit service charges	3,245	—	3,245
Income from client warrants	1,051	(1,051)	—
Gains (losses) on derivative instruments, net	—	5,001	5,001
Gains (losses) on investment securities, net	(3,839)	10	(3,829)
Credit card fees	988	—	988
Other	2,257	(500)	1,757
Total noninterest income	17,505	2,616	20,121
Noninterest expense:
Compensation and benefits	29,486	(339)	29,147
Net occupancy	4,103	—	4,103
Professional services	3,985	—	3,985
Furniture and equipment	2,710	—	2,710
Business development and travel	2,296	—	2,296
Correspondent bank fees	1,094	—	1,094
Data processing services	1,392	—	1,392
Telephone	857	—	857
Postage and supplies	632	—	632
Tax credit fund amortization	716	—	716
Impairment of goodwill	17,000	—	17,000
Provision for (reduction of) unfunded credit commitments	(1,505)	—	(1,505)
Trust preferred securities distributions	313	457	770
Other	2,619		2,619
Total noninterest expense	65,698	118	65,816
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	(4,160)	1,163	(2,997)
Minority interest in net (income) losses of consolidated affiliates	2,765	—	2,765
Income (loss) before income tax expense	(1,395)	1,163	(232)
Income tax expense (benefit)	(819)	472	(347)
Net income (loss)	$(576)	$691	$115
Earnings (loss) per common share-basic	$(0.02)	$0.02	$0.00
Earnings (loss) per common share-diluted	$(0.02)	$0.02	$0.00

	Three Months Ended September 30, 2003
	As Previously
	Reported	Adjustments	As Restated
(Dollars in thousands, except per share amounts)	(unaudited)	(unaudited)	(unaudited)
Interest Income:
Loans	$36,440	(1,410)	$35,030
Investment securities:
Taxable	10,532	(870)	9,662
Non-Taxable	1,575	—	1,575
Federal funds sold, securities purchased under agreement to resell and other short-term investments	1,204	870	2,074
Total interest income	49,751	(1,410)	48,341
Interest expense
Deposits	2,196	—	2,196
Other borrowings	1,281	—	1,281
Total interest expense	3,477	—	3,477
Net interest income	46,274	(1,410)	44,864
(Recovery of) Provision for loan losses	(8,150)	(172)	(8,322)
Net interest income after (recovery of) provision for loan losses	54,424	(1,238)	53,186
Noninterest income:
Client investment fees	5,793	—	5,793
Corporate finance fees	2,737	(267)	2,470
Letter of credit fee income	3,419	(1,159)	2,260
Deposit service charges	3,567	—	3,567
Income from client warrants	1,518	(1,518)	—
Gains (losses) on derivative instruments, net	—	7,030	7,030
Gains (losses) on investment securities, net	1,317	8	1,325
Credit card fees	638	—	638
Other	2,351	—	2,351
Total noninterest income	21,340	4,094	25,434
Noninterest expense:
Compensation and benefits	32,400	(372)	32,028
Net occupancy	4,614	—	4,614
Professional services	2,378	—	2,378
Furniture and equipment	2,654	—	2,654
Business development and travel	1,874	—	1,874
Correspondent bank fees	1,075	—	1,075
Data processing services	926	—	926
Telephone	707	—	707
Postage and supplies	590	—	590
Tax credit fund amortization	712	—	712
Impairment of goodwill	—	—	—
Provision for (reduction of) unfunded credit commitments	701	—	701
Trust preferred securities distributions	—	—	—
Other	874	15	889
Total noninterest expense	49,505	(357)	49,148
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	26,259	3,213	29,472
Minority interest in net (income) losses of consolidated affiliates	7	—	7
Income (loss) before income tax expense	26,266	3,213	29,479
Income tax expense (benefit)	8,837	1,266	10,103
Net income (loss)	$17,429	1,947	$19,376
Earnings (loss) per common share-basic	$0.51	$0.06	$0.57
Earnings (loss) per common share-diluted	$0.49	$0.06	$0.55

	Three Months Ended December 31, 2003
	As Previously
	Reported	Adjustments	As Restated
(Dollars in thousands, except per share amounts)	(unaudited)	(unaudited)	(unaudited)
Interest Income:
Loans	$36,360	(1,544)	$34,816
Investment securities:
Taxable	13,323	(507)	12,816
Non-Taxable	1,491	—	1,491
Federal funds sold, securities purchased under agreement to resell and other short-term investments	1,367	507	1,874
Total interest income	52,541	(1,544)	50,997
Interest expense
Deposits	2,047	—	2,047
Other borrowings	2,562	—	2,562
Total interest expense	4,609	—	4,609
Net interest income	47,932	(1,544)	46,388
(Recovery of) Provision for loan losses	(5,051)	(420)	(5,471)
Net interest income after (recovery of) provision for loan losses	52,983	(1,124)	51,859
Noninterest income:
Client investment fees	5,832	—	5,832
Corporate finance fees	1,627	(540)	1,087
Letter of credit fee income	2,806	(464)	2,342
Deposit service charges	3,514	—	3,514
Income from client warrants	2,997	(2,997)	—
Gains (losses) on derivative instruments, net	—	5,174	5,174
Gains (losses) on investment securities, net	(1,175)	334	(841)
Credit card fees	759	—	759
Other	2,409	—	2,409
Total noninterest income	18,769	1,507	20,276
Noninterest expense:
Compensation and benefits	29,388	(327)	29,061
Net occupancy	4,519	—	4,519
Professional services	3,875	—	3,875
Furniture and equipment	3,731	—	3,731
Business development and travel	2,906	—	2,906
Correspondent bank fees	1,134	—	1,134
Data processing services	879	—	879
Telephone	845	—	845
Postage and supplies	795	—	795
Tax credit fund amortization	561	—	561
Impairment of goodwill	46,000	—	46,000
Provision for (reduction of) unfunded credit commitments	1,731	—	1,731
Trust preferred securities distributions	—	—	—
Other	1,939	—	1,939
Total noninterest expense	98,303	(327)	97,976
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	(26,551)	710	(25,841)
Minority interest in net (income) losses of consolidated affiliates	1,438	—	1,438
Income (loss) before income tax expense	(25,113)	710	(24,403)
Income tax expense (benefit)	(9,819)	462	(9,357)
Net income (loss)	$(15,294)	248	$(15,046)
Earnings (loss) per common share-basic	$(0.44)	$—	$(0.44)
Earnings (loss) per common share-diluted	$(0.44)	$—	$(0.44)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

Item 9A.  Controls and Procedures

(a)  Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004 pursuant to Exchange Act Rule 13a-15. As a result of the material weaknesses described below in Management’s Report on Internal Controls over Financial Reporting (as restated), the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

(b)  Management’s Report on Internal Control Over Financial Reporting (As Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of the company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the company’s financial statements.

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In the Company’s previously filed Annual Report on Form 10-K for the year-ended December 31, 2004, management concluded that the Company’s internal control over financial reporting as of December 31, 2004, was effective.

However, on July 18, 2005, the Company determined that it needed to restate certain of its previously issued consolidated financial statements.  As a result of such restatement, management reassessed the Company’s internal control over financial reporting using the COSO criteria and identified material weaknesses in internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses as of December 31, 2004:

The Company did not have adequately designed internal controls in its financial reporting process related to the selection and application of U.S. generally accepted accounting principles (GAAP). Specifically, accounting policies, procedures and practices were not consistently developed, maintained or updated in a manner ensuring that financial statements were prepared in accordance with GAAP. Also, policies and procedures were not designed to consistently ensure the preparation and retention of adequate documentation to support key judgments made in connection with the selection and application of significant accounting policies within the Company’s financial reporting process.  Finally, the Company’s policies and procedures did not consistently provide for effective analysis, implementation, and documentation of new accounting pronouncements.

The Company did not maintain sufficient levels of appropriately qualified and trained personnel in its financial reporting processes. As a result, the Company did not establish internal control over financial reporting policies and procedures related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for warrant derivative assets or other non-routine or complex transactions, and (b) the review of such documentation by qualified internal staff, assisted by external advisors as deemed necessary, to determine its completeness and the propriety of the Company’s conclusions.

These material weaknesses resulted in the restatement of the Company’s previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the interim consolidated financial information for each of the quarterly periods in 2004 and 2003.  Specifically, the aforementioned material weaknesses in internal control over financial reporting as of December 31, 2004 resulted in the following accounting errors:

1)             Derivative equity warrant assets with net share settlement provisions were not reported as derivatives in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Specifically, the Company failed to properly reflect the fair value of equity warrant assets with net settlement terms received during lending activity in its consolidated balance sheet, the change in fair value of the equity warrant assets in the income statement and the accretion of the grant date fair value of equity warrant assets to interest income as a yield adjustment. This misapplication of GAAP resulted in a change to the Company’s interest income, provision for loan and lease losses, noninterest income and net income for the years ended December 31, 2004, 2003 and 2002 and for all quarterly periods during the years ended December 31, 2004 and 2003.

2)             Initial non-refundable corporate finance fees were not reported in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, the Company failed to defer recognition of initial upfront non-refundable retainers received upon execution of engagement letters to provide mergers and acquisitions advisory services until the completion of all contractual obligations pursuant to the terms of the engagement letters or upon receipt or notification of an engagement termination letter. This misapplication of GAAP resulted in a change to the Company’s noninterest income and net income for the years ended December 31, 2004, 2003, and 2002 and for all quarterly periods during the years ended December 31, 2004 and 2003.

3)             Non-refundable loan fees and costs associated with the Company’s lending products and fees associated with letters of credit were not reported in accordance with the provisions of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Specifically, the Company failed to recognize net fee revenue in accordance with the appropriate straight-line or interest method, as prescribed by SFAS No. 91, for net loan fee income obtained in connection with the extension of lending products. In addition, the Company inappropriately recognized non-refundable loan fees it receives for factoring loans immediately rather than deferring and amortizing fees over the term of the facility granted. The Company did not properly defer direct loan origination costs associated with originating certain loan products. In addition, the Company misclassified fees on certain letters of credit as interest income rather than noninterest income on commitments where the probability of exercise was deemed remote. These misapplications of GAAP resulted in a change to the Company’s interest income, noninterest income and net income for the years ended December 31, 2004, 2003, and 2002 and for all quarterly periods during the years ended December 31, 2004 and 2003.

4)             Certain investment securities that were readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less, were not reported as cash equivalents in accordance with the provisions of SFAS No. 95, Statement of Cash Flows.  This misapplication of GAAP resulted in a reclassification in the Company’s consolidated balance sheets of money market mutual fund investments and commercial paper investments from Investment securities to Federal funds sold and securities purchased under agreement to resell and other short-term investment securities. This reclassification did not result in any change to the Company’s revenue or net income for the years ended December 31, 2004, 2003 and 2002 or for any quarterly period during the years ended December 31, 2004 and 2003.

5)             Current federal income taxes receivable and current federal income taxes payable were not reflected net on the Company’s balance sheets. This misapplication of GAAP resulted in a change to the Company’s other assets and other liabilities as of December 31, 2004 and 2003. Current federal income taxes receivable and current federal income taxes payable should be netted as the Company has the legal right of offset, as defined by FIN No. 39, Offsetting of Amounts Related to Certain Contracts. Therefore, other assets and other liabilities have been restated to reflect the net current federal income taxes receivable or net current federal income taxes payable at each of these period ends. This correction of accounting resulted in a decrease to both other assets and other liabilities as of December 31, 2004 and 2003.

Also, as a result of the aforementioned material weaknesses, there were other errors in previously issued financial statements that were corrected as part of the restatement.

Based on the Company’s assessment and the criteria discussed above, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective as a result of the aforementioned material weakness.

KPMG LLP, the Company’s independent registered public accountants, has audited the restated management’s report on the Company’s internal control over financial reporting, as stated in their attestation report which appears on page 83.

(c)  Changes in Internal Control

No changes in our internal control over financial reporting occurred during the fourth quarter of the period covered by this Annual Report on 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)  Remediation of Material Weaknesses

The Company’s management has identified the steps necessary to address the aforementioned material weaknesses, including:

Documenting of processes and procedures, along with appropriate training, to ensure that the Company’s accounting policies, which have been corrected to conform with U.S. GAAP, are consistently applied going forward;

Hiring additional accounting personnel to ensure that accounting personnel with adequate experience, skills and knowledge particularly in relation to complex or non-routine transactions are directly involved in the review and accounting evaluation of such transactions;

Involving internal personnel assisted by external advisors, as deemed necessary, early in the process, particularly in complex or non-routine transactions, to obtain additional guidance as to the application of generally accepted accounting principles to any such proposed transaction;

Ensuring comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for equity warrant derivatives or other non-routine or complex transactions and the related review thereof are completed to standards established by senior accounting personnel and the principal accounting officer;

Requiring senior accounting personnel and the principal accounting officer to review all complex or non-routine transactions to evaluate and approve the accounting treatment for such transactions; and

Requiring regular periodic review of all significant accounting policies and their adoptions, application, and impact by senior accounting personnel and the principal accounting officer together with the Audit Committee of the Board of Directors.

The Company began to execute the remediation plans identified above in the third quarter of 2005, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions.

We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results.

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under the sections titled “Proposal No. 1—Election of Directors”, “Information on Executive Officers”, “Board Committees and Meeting Attendance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive proxy statement for SVB Financial Group’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Ethics

The Company has a Code of Ethics that applies to its Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer. A copy of this Code of Ethics is available on the Company’s website at www.svb.com. The Company intends to disclose any changes in or waivers from its Code of Ethics by posting such information on its website.

Item 11.  Executive Compensation

The information set forth under the sections titled “Information on Executive Officers”, “1997 Equity Incentive Plan Benefits Table”, “Report of the Compensation Committee of the Board on Executive Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Employment Contracts and Termination of Employment and Change in Control Arrangements”, “Return to Stockholders Performance Graph”, and “Director Compensation” contained in the definitive proxy statement for SVB Financial Group’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial Group’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2004 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholder	6,646,760	$27.40	1,449,778
Equity compensation plans not approved by stockholder	n/a	n/a	n/a
Total	6,646,760	$27.40	1,449,778

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

For additional information concerning our equity compensation plans, refer to Item 8. Consolidated Financial Statements and Supplementary Data—Note 19 - Employee Benefit Plans.

Item 13.  Certain Relationships and Related Transactions

The information set forth under the section titled “Certain Relationships and Related Transactions” in the definitive proxy statement for SVB Financial Group’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial Group’s 2005 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

			Page
(a)	Financial Statements and Exhibits:

	(1)	Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8, as restated:
		Report of Independent Registered Public Accounting Firm	86
		Consolidated Balance Sheets as of December 31, 2004 and 2003	87
		Consolidated Statements of Income for the three years ended December 31, 2004	88
		Consolidated Statements of Comprehensive Income for the three years ended December 31, 2004	89
		Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2004	90
		Consolidated Statements of Cash Flows for the three years ended December 31, 2004	91
		Notes to Consolidated Financial Statements	92

	(2)	Financial Statement Schedule

The consolidated financial statements and supplemental data, as restated, are contained in Part II Item 8. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.

	(3)	Exhibits. See Index to Exhibits included in this Form 10-K/A on pages 161 to 163

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB FINANCIAL GROUP

/s/ KENNETH P. WILCOX
Kenneth P. Wilcox
President, Chief Executive Officer and Director
Dated: December 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALEX W. HART	Chairman of the Board of Directors and	December 28, 2005
Alex W. Hart	Director

/s/ KENNETH P. WILCOX	President, Chief Executive Officer and	December 28, 2005
Kenneth P. Wilcox	Director (Principal Executive Officer)

/s/ JACK JENKINS-STARK	Chief Financial Officer (Principal Financial	December 28, 2005
Jack Jenkins-Stark	Officer)

/s/ DONAL D. DELANEY	Controller (Principal Accounting Officer)	December 28, 2005
Donal D. Delaney

/s/ ERIC A. BENHAMOU	Director	December 28, 2005
Eric A. Benhamou

/s/ DAVID M. CLAPPER	Director	December 28, 2005
David M. Clapper

/s/ ROGER F. DUNBAR	Director	December 28, 2005
Roger Dunbar

/s/ JOEL P. FRIEDMAN	Director	December 28, 2005
Joel P. Friedman

/s/ G. FELDA HARDYMON	Director	December 28, 2005
G. Felda Hardymon

/s/ C. RICHARD KRAMLICH	Director	December 28, 2005
C. Richard Kramlich

/s/ JAMES R. PORTER	Director	December 28, 2005
James R. Porter

/s/ MICHAELA K. RODENO	Director	December 28, 2005
Michaela K. Rodeno

/s/ LARRY W. SONSINI	Director	December 28, 2005
Larry W. Sonsini

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001
3.1	Certificate of Incorporation	8-K	000-15637	3.1	April 26, 1999
3.2	Certificate of Amendment to Certificate of Incorporation	10-Q	000-15637	3.1	May 13, 2003
3.3	Amended and Restated Bylaws	10-K	000-15637	3.3	March 11, 2004
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.4	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3003 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
10.2	Amended and Restated Lease Termination Agreement, dated as of October 20, 2004, by and between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank	8-KA	000-15637	99.1	October 22, 2004
*10.3	Amended and Restated Silicon Valley Bancshares 1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.4	Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.29	August 13, 1996
*10.5	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.30	August 13, 1996
*10.6	Silicon Valley Bank 401(k) and Employee Stock Ownership Plan, as amended and restated	10-K	000-15637	10.6	March 16, 2005
*10.7	Form of Change in Control Severance Benefits Policy for Non-Executives	10-Q	000-15637	10.33	November 13, 1996
*10.8	Amended and Restated Silicon Valley Bancshares Retention Program Plan	10-Q	000-15637	10.8	August 9, 2004
*10.9	Severance Agreement between the Company and John C. Dean related to Garage.com™ as of August 12, 1998	10-Q	000-15637	10.40	November 13, 1998
*10.10	Severance Agreement between the Company and Harry W. Kellogg related to Garage.com™ as of August 12, 1998	10-Q	000-15637	10.41	November 13, 1998
*10.11	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000
*10.12	Silicon Valley Bancshares 1998 Equity Incentive Plan, amended as of July 20, 2000	10-Q	000-15637	10.45	November 14, 2000
*10.13	Change in Control Severance Benefits Policy of Silicon Valley Bank	10-Q	000-15637	10.46	November 14, 2000
*10.14	Consulting Agreement between Silicon Valley Bancshares and John C. Dean, effective as of May 1, 2001	10-Q	000-15637	10.47	May 15, 2001
*10.15	Silicon Valley Bancshares 1997 Equity Incentive Plan, as amended as of July 22, 2004	10-Q	000-15637	10.15	August 9, 2004
*10.16	Form of Indemnity Agreement between the Company and its directors and officers	10-Q	000-15637	10.50	November 14, 2003
*10.17	Severance Agreement between the Company and Lauren Friedman	10-Q	000-15637	10.51	November 14, 2003
*10.18	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated August 4, 2000	10-K	000-15637	10.52	March 11, 2004
*10.19	Bonus Agreement Between Silicon Valley Bank and Marc Verissimo dated September 20, 2000	10-K	000-15637	10.53	March 11, 2004
*10.20	Promissory Note Between Silicon Valley Bancshares and Ken Wilcox dated April 4, 2002	10-K	000-15637	10.54	March 11, 2004
*10.21	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated April 2, 2002	10-K	000-15637	10.55	March 11, 2004
*10.22	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated May 6, 2002	10-K	000-15637	10.56	March 11, 2004

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
*10.23	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated January 16, 2003	10-K	000-15637	10.57	March 11, 2004
*10.24	Silicon Valley Bancshares Senior Management Incentive Compensation Plan	10-K	000-15637	10.58	March 11, 2004
*10.25	Separation Agreement Between Silicon Valley Bank and Leilani Gayles dated July 16, 2003	10-K	000-15637	10.59	March 11, 2004
*10.26	Offer Letter to Jack Jenkins-Stark dated February 20, 2004	10-Q	000-15637	10.26	May 7, 2004
*10.27	Offer Letter to David C. Webb dated May 25, 2004	10-Q	000-15637	10.27	August 9, 2004
*10.28	Silicon Valley Bank Deferred Compensation Plan, as amended and restated	8-K	000-15637	10.29	November 3, 2004
*10.29	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive	8-K	000-15637	10.30	November 5, 2004
*10.30	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.31	Form of Nonqualified Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.32	Form of Restricted Stock Award under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.33	Offer Letter to David Ketsdever dated November 13, 2004	8-K	000-15637	10.34	November 30, 2004
14.1	Code of Ethics	10-K	000-15637	14.1	March 11, 2004
21.1	Subsidiaries of Silicon Valley Bancshares	10-K	000-15637	21.1	March 16, 2005
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X

*                 Denotes management contract or any compensatory plan, contract or arrangement.