Form 10-Q/A
period 2005-03-31
SVB FINANCIAL GROUP
filed 2005-12-30
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

Yes  ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

At April 30, 2005, 35,486,738 shares of the registrant’s common stock ($0.001 par value) were outstanding.

TABLE OF CONTENTS

EXPLANATORY NOTE		3

PART I - FINANCIAL INFORMATION		4

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	4

	INTERIM CONSOLIDATED BALANCE SHEETS	4

	INTERIM CONSOLIDATED STATEMENTS OF INCOME	5

	INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME	6

	INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS	7

	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

ITEM 4.	CONTROLS AND PROCEDURES	51

PART II - OTHER INFORMATION		54

ITEM 1.	LEGAL PROCEEDINGS	54

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	54

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	54

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	54

ITEM 5.	OTHER INFORMATION	54

ITEM 6.	EXHIBITS	54

SIGNATURES		55

INDEX TO EXHIBITS		56

Explanatory Note

SVB Financial Group (formerly known as Silicon Valley Bancshares) (the “Company”) has restated its interim consolidated financial statements as of and for the three-month period ended March 31, 2005, the consolidated annual financial statements for the years 2004, 2003 and 2002, interim consolidated financial information for each of the quarters within fiscal 2004 and 2003, and selected financial data for fiscal years 2004, 2003, 2002, 2001 and 2000 (the “Restatement”).  As previously disclosed, the Board of Directors decided on July 18, 2005 that the Company should restate these financial statements after concluding that the Company’s accounting for its warrant portfolio should conform to certain accounting pronouncements for derivative instruments interpreting Statement of Financial Accounting Standard  No. 133, as amended.    The restated financial statements reflect changes in the Company’s derivative equity warrant accounting and other related changes.  Additionally, in connection with the Restatement process, the Company reviewed, corrected and modified, where appropriate, certain of its accounting policies and practices which were not in accordance with generally accepted accounting principles in the U.S. (“GAAP”).  Changes made as a result of such corrections are also included in the restated financial statements and the selected financial data as applicable.  For a description of the changes made in connection with the Restatement, see Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements” below, and Note 3, “Restatement of Financial Statements,” to the accompanying interim consolidated financial statements contained in this report.

Additionally, effective as of May 31, 2005, the Company changed its name from Silicon Valley Bancshares to SVB Financial Group.  The Company’s new name is reflected in this document.

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, initially filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2005 (the “Original Form 10-Q”), is being filed to reflect restatements of the Company’s Interim Consolidated Balance Sheets as of March 31, 2005, the related Interim Consolidated Statements of Income, Comprehensive Income and Cash Flows for the three month periods ended March 31, 2005 and March 31, 2004, and the notes related thereto.  For a more detailed description of these restatements, see Note 3, “Restatement of Financial Statements,” to the accompanying interim consolidated financial statements, and the section entitled “Restatement of Financial Statements” under Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Form 10-Q in its entirety.  However, this Form 10-Q/A only amends and restates Items 1, 2, 3 and 4 of Part I and Item 3 of Part II, in each case as a result of, and to reflect, the Restatement and related matters.  No other information in the Original Form 10-Q is amended hereby, except for the Company’s name change and certain updated risk factors in Item 3 of Part I.  The foregoing items have not been updated to reflect other events occurring after the filing of the Original Form 10-Q or to modify or update those disclosures affected by subsequent events.  In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Form 10-Q has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Form 10-Q and the Company has not updated the disclosure contained herein to reflect events that occurred as of a later date.  Other events occurring after the filing of the Original Form 10-Q or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, and/or the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, all of which will be filed after the filing of this Form 10-Q/A, and any reports filed with the SEC subsequent to the date of this filing.

Prior to the filing of this Form 10-Q/A, the Company filed Amendment No. 1 on Form 10-K/A (the “2004 Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original 10-K”) to reflect restatements of the Company’s consolidated financial statements and selected financial data as of and for the periods included in the Original 10-K. With the exception of the 2004 Form 10-K/A, the Company has not amended and does not intend to amend its previously filed Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to December 31, 2004. For this reason, the consolidated financial statements, report of independent registered public accounting firm and related financial information for the affected periods contained in such reports should no longer be relied upon.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except par value)	March 31, 2005	December 31, 2004
	(As Restated)

Assets
Cash and due from banks	$257,606	$284,208
Federal funds sold, securities purchased under agreement to resell and other short-term investments	197,426	343,010
Investment securities	2,129,568	2,074,967
Loans, net of unearned income	2,339,547	2,308,588
Allowance for loan and lease losses	(35,698)	(37,613)
Loans, net	2,303,849	2,270,975
Premises and equipment, net of accumulated depreciation and amortization	16,088	14,641
Goodwill	35,639	35,639
Accrued interest receivable and other assets	129,848	122,239
Total assets	$5,070,024	$5,145,679

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,642,591	$2,649,853
Negotiable order of withdrawal (NOW)	29,320	32,009
Money market	1,191,474	1,206,078
Time	292,890	331,574
Total deposits	4,156,275	4,219,514
Contingently convertible debt	146,975	146,740
Junior subordinated debentures	48,706	49,470
Other borrowings	11,915	9,820
Other liabilities	94,035	107,502
Total liabilities	4,457,906	4,533,046

Commitments and contingencies

Minority interest in capital of consolidated affiliates	85,110	70,685

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,406,732 and 35,970,095 shares outstanding at March 31, 2005 and December 31, 2004, respectively	35	36
Additional paid-in capital	21,088	45,226
Retained earnings	522,847	499,911
Unearned compensation	(3,995)	(4,512)
Accumulated other comprehensive income (loss)	(12,967)	1,287
Total stockholders’ equity	527,008	541,948
Total liabilities, minority interest, and stockholders’ equity	$5,070,024	$5,145,679

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended
(Dollars in thousands, except per share amounts)	March 31, 2005	March 31, 2004
	(As Restated)	(As Restated)
Interest income:
Loans	$47,456	$35,508
Investment securities:
Taxable	20,974	13,494
Non-taxable	1,023	1,461
Federal funds sold, securities purchased under agreement to resell and other short-term investments	2,959	1,973
Total interest income	72,412	52,436
Interest expense:
Deposits	2,262	2,014
Other borrowings	795	726
Total interest expense	3,057	2,740
Net interest income	69,355	49,696
(Recovery of) provision for loan and lease losses	(3,814)	645
Net interest income after (recovery of) provision for loan and lease losses	73,169	49,051

Noninterest income:
Client investment fees	7,396	6,268
Corporate finance fees	4,814	4,382
Letter of credit and standby letter of credit income	2,370	2,671
Deposit service charges	2,504	3,713
Gains (losses) on derivative instruments, net	4,026	2,565
Gains (losses) on investment securities, net	1,202	1,469
Other	2,828	2,859
Total noninterest income	25,140	23,927

Noninterest expense:
Compensation and benefits	40,268	33,407
Professional services	5,070	3,339
Net occupancy	4,658	4,601
Furniture and equipment	2,719	2,909
Business development and travel	2,090	1,991
Correspondent bank fees	1,221	1,281
Data processing services	1,013	1,085
Telephone	889	782
Provision for (reduction of) unfunded credit commitments	(185)	(719)
Other	3,072	3,156
Total noninterest expense	60,815	51,832

Income before minority interest in net (income) loss of consolidated affiliates and income tax expense	37,494	21,146
Minority interest in net (income) loss of consolidated affiliates	441	(481)
Income before income tax expense	37,935	20,665
Income tax expense	14,999	7,444
Net income	$22,936	$13,221

Earnings per common share — basic	$0.64	$0.38
Earnings per common share — diluted	$0.59	$0.36

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2005	March 31, 2004
	(As Restated)	(As Restated)
Net income	$22,936	$13,221
Other comprehensive income, net of tax:
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses)	(14,051)	6,844
Reclassification adjustment for gains (losses) included in net income	(203)	722
Other comprehensive income (loss), net of tax	(14,254)	7,566
Comprehensive income	$8,682	$20,787

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2005	March 31, 2004
	(As Restated)	(As Restated)
Cash flows from operating activities:
Net income	$22,936	$13,221
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan and lease losses	(3,814)	645
(Gains) on investment securities, net	(1,202)	(1,469)
Changes in fair values of derivatives	462	2,295
Depreciation and amortization	2,136	2,038
Minority interest	(441)	481
Tax benefit of stock compensation	3,284	1,860
Amortization of stock-based compensation	1,245	225
Amortization of deferred warrant related loan fees	(1,746)	(1,377)
Deferred income tax expense	2,806	—
Changes in other assets and liabilities:
(Increase) in accrued interest receivable	(1,117)	(1,208)
(Increase) decrease in accounts receivable	396	(296)
(Increase) decrease in income tax receivable	5,568	(5,003)
(Decrease) in accrued retention, incentive plans, and other compensation benefits payable	(25,169)	(10,869)
Other, net	6,596	3,435
Net cash provided by operating activities	11,940	3,978

Cash flows from investing activities:
Purchases of investment securities	(186,992)	(422,831)
Proceeds from sales of investment securities	5,053	87,390
Proceeds from maturities and paydowns of investment securities	104,721	233,121
Net (increase) in loans	(34,781)	(7,809)
Proceeds from recoveries of charged-off loans	5,959	2,838
Purchases of premises and equipment	(3,583)	(1,277)
Net cash (used by) investing activities	(109,623)	(108,568)

Cash flows from financing activities:
Net increase (decrease) in deposits	(63,239)	9,442
Increase in other borrowings, net	2,095	567
Capital contributions from minority interest participants, net of distributions	14,866	4,710
Proceeds from issuance of common stock	4,831	4,690
Repurchase of common stock	(33,056)	—
Net cash (used) provided by financing activities	(74,503)	19,409
Net (decrease) in cash and cash equivalents	(172,186)	(85,181)
Cash and cash equivalents at beginning of year	627,218	835,313
Cash and cash equivalents at end of period	$455,032	$750,132
Supplemental disclosures:
Cash paid during the period for:
Interest paid	$3,035	$2,599
Income taxes paid	$3,673	$7,548

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Nature of Business

SVB Financial Group (formerly known as Silicon Valley Bancshares) (individually referred to as SVB Financial) and its subsidiaries (collectively, including SVB Financial, referred to as the Company) offer clients financial products and services through five lines of banking and financial services (see Note 10. Segment Reporting). SVB Financial is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the Bank), a California-chartered bank founded in 1983, and headquartered in Santa Clara, California.

The Bank serves more than 10,000 clients across the country, through its 26 regional offices in the United States, and through two foreign subsidiaries located in London, England and Bangalore, India. The Bank has 12 offices throughout California and operates regional offices across the country in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves clients in all stages of maturity ranging from emerging-growth companies to established middle market corporate companies in the technology and life science markets and the premium wine industry. The Company defines “emerging-growth” clients as companies in the start-up or early stages of their lifecycle; these companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market, and have no or little revenue. By contrast, the Company defines “middle market” clients as companies that tend to be more mature; these companies may be publicly traded, and more established in the markets in which they participate. Additionally, merger, acquisition, private placement, and corporate partnering services are provided through the Company’s wholly-owned investment banking subsidiary, SVB Alliant, whose offices are in California and Massachusetts.

2.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (of a normal and recurring nature) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (GAAP). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results for any future periods. These interim consolidated financial statements should be read in conjunction with the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2004 (the “2004 Form 10-K/A”), which was filed  prior to this Form 10-Q/A.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements, as restated at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the Consolidated Financial Statements that are presented in the Company’s 2004 Form 10-K/A.

The preparation of interim consolidated financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Prior to fourth quarter of 2004, the Company aggregated its allowance for loan and lease losses and its liability for unfunded credit commitments and reflected the aggregate allowance in its allowance for loan and lease losses (ALLL) balance. Commencing in the fourth quarter of 2004, the Company reflected its allowance for loan and lease losses in its ALLL balance and its liability for unfunded credit commitments in other liabilities. These reclassifications were also made to prior periods’ balance sheets to conform to current period’s presentations. Additionally, the Company reclassified expense related to the ALLL to provision for loan losses and expense related to changes in the liability for unfunded credit commitments into noninterest expense for all periods presented. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Federal Funds Sold, Securities Purchased under Agreement to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreement to resell and other short-term investments as reported in the interim consolidated balance sheets include interest-bearing deposits in other financial institutions of $23.7 million and $11.4 million at March 31, 2005 and December 31, 2004, respectively.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, to account for its employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” APB No. 25 provides that the compensation expense relative to the Company’s employee stock options be measured based on the intrinsic value of the stock option. SFAS No. 123 as amended by SFAS No. 148 requires those companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

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

Compensation expense related to the Employee Stock Purchase Plan (ESPP), used in determining the proforma net income and basic and diluted earnings per share amounts, is calculated in accordance with the provisions of FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for certain Employee Stock Purchase Plans with a look-back option.”

If compensation cost related to both the Company’s stock option awards to employees and directors and to the ESPP had been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income, basic earnings per share, and diluted earnings per share would have been the pro forma amounts shown below for the three months ended March 31, 2005 and March 31, 2004:

		For the three months ended March 31,
(Dollars in thousands, except per share amounts)		2005	2004
		(As Restated)	(As Restated)
Net income, as reported		$22,936	$13,221
Add: Stock-based compensation expense, net of tax reported in the net income		662	144
Less:	Total stock-based employee compensation expense determined under fair value based method, net of tax	(5,318)	(5,488)
Net income, pro forma		$18,280	$7,877

Earnings per common share – basic:
As reported		$0.64	$0.38
Pro forma		0.51	0.23
Earnings per diluted share – diluted:
As reported		$0.59	$0.36
Pro forma		0.48	0.22

Refer to the Company’s 2004 Form 10-K/A under “Part II. Item 8. Consolidated Financial Statements and Supplementary Data — Note 19 to the Consolidated Financial Statements — Employee Benefit Plans” for assumptions used in calculating the pro forma amounts above.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123, revised 2004, “Share-Based Payment” (SFAS No. 123(R)) which is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments using a fair value method, and record such expense in the Company’s consolidated financial statements for interim or annual reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the SEC) provided issuers with an election to defer the adoption date of SFAS No. 123(R) from the first interim or annual reporting period beginning after June 15, 2005 to the first annual reporting period beginning after June 15, 2005. The Company elected to defer the effective date of SFAS No. 123(R) until fiscal 2006.

The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) will have a material impact on the Company’s consolidated results of operations, financial position, and statement of cash flows as such expense will then be reported in its consolidated financial statements rather than on a pro forma basis in the notes to the consolidated financial statements. The Company expects that the pro forma expense calculated under SFAS No. 123 (above) will approximate the expense to be recognized under SFAS No. 123(R).

3.   Restatement of Financial Statements

As described in the “Explanatory Note” of this report and in the 2004 Form 10-K/A filed with the SEC prior to the filing of this Form 10-Q/A, the Company has restated its interim consolidated financial statements as of and for the three-month period ended March 31, 2005, the consolidated annual financial statements for the years 2004, 2003 and 2002, interim consolidated financial information for each of the quarters within fiscal 2004 and 2003, and selected financial data for fiscal years 2004, 2003, 2002, 2001 and 2000, for purposes of correcting mis-applications of GAAP (the “Restatement”).  This note should be read in conjunction with Note 3, “Restatement of Financial Statements” in the Notes to the Company’s consolidated financial statements included in Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data,” of the 2004 Form 10-K/A, which provides further information on the nature and impact of the Restatement.

The primary restatement adjustments recorded due to the misapplication of GAAP are described below.

Derivative equity warrant assets with net share settlement provisions were not accounted for as derivatives in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133).

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

Under the revised accounting treatment, equity warrant assets in the Company’s private and public client companies, which include net share settlement provisions are recorded at fair value and are classified as derivative assets, a component of other assets on the Company’s balance sheet at the time they are obtained. The grant date fair values of these equity warrant assets are deemed to be loan fees and, as such, are required to be recognized as an adjustment of loan yield through interest income, as prescribed by SFAS No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases” (SFAS No. 91).  Similar to other loan fees, the yield adjustment related to the grant date fair value of equity warrant assets, received directly in connection with the issuance of a credit facility, is recognized over the life of the related credit facility in interest income.  Any changes in value of the warrant derivative assets subsequent to the grant date fair value are recognized in gains (losses) on derivative instruments, net in the Company’s consolidated statements of income.  If the warrant is in the money, the Company exercises these equity warrants for shares when a portfolio company completes an initial public offering on a publicly reported market or is acquired by a publicly traded company.  On the date a warrant is exercised and exchanged for equity securities, it is marked to market as a derivative asset with the resulting change in value recognized in gains (losses) on derivative instruments, net, in noninterest income, a component of consolidated net income.  As of the exercise date, the basis or value in the equity securities is reclassified from Other Assets to the Investment Securities line item on the balance sheet.  The equity securities are classified as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments” (SFAS No. 115).  In accordance with the provisions of SFAS No. 115, changes in fair value of securities designated as available for sale are excluded from net income and reported in accumulated other comprehensive income after applicable taxes, which is a separate component of stockholders’ equity.

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

Non-refundable loan fees and costs associated with the Company’s lending products were not reported in accordance with the provisions of SFAS No. 91.  This misapplication of GAAP resulted in a change to its interest income and net income for the years ended December 31, 2004, 2003 and 2002.

Through the Company’s lending products and services, it extends loans and other credit facilities to its commercial clients, most often secured by the assets of its clients. The Company often obtains loan fees and incurs capitalizable costs in relation to the extension of these credit facilities to its clients. Net loan fee income, a component of interest income, has been restated to revise revenue recognition in accordance with the appropriate straight-line or interest method, as prescribed by SFAS No. 91. In addition, the Company inappropriately recognized non-refundable loan fees it receives for factoring loans immediately rather than deferring and amortizing fees over the term of the facility granted.  In addition, the Company reclassified certain letters of credit fee income from loan interest income to noninterest income, as the probability of the commitment being exercised was deemed to be remote.  The Company did not properly defer direct loan origination costs associated with originating certain loan products.  Therefore, the Company restated its recognition of net loan fee income by reducing loan interest income by $2.5 million, $4.7 million and $3.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.   These amounts were deferred and are recognized into income using the appropriate loan fee recognition methodology over the lives of the corresponding loans.  In addition, we reclassified certain letters of credit fee income of $7.6 million, $7.0 million and $8.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, from loan interest income to non-interest income, as the probability of the commitment being exercised was deemed to be remote.

Certain investment securities that were readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less, were not reported as cash equivalents in accordance with the provisions of SFAS No. 95, Statement of Cash Flows (SFAS No. 95).

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

Current federal income taxes receivable and current federal income taxes payable were not reflected net on the Company’s balances sheets in accordance with the provisions of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts (FIN No. 39).

Current federal income taxes receivable and current federal income taxes payable were not reflected net on the Company’s balance sheets. This misapplication of GAAP resulted in a change to the Company’s Other assets and Other liabilities as of December 31, 2004 and 2003. Current federal income taxes receivable and current federal income taxes payable should be netted as the Company has the legal right of offset, as defined by FIN No. 39. Therefore, Other assets and Other liabilities have been restated to reflect the net current federal income taxes receivable or net current federal income taxes payable at each of these period ends. This correction of the accounting resulted in a decrease to both Other assets and Other liabilities of $22.5 million and $24.6 million as of December 31, 2004 and 2003, respectively.

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

The impact of the restatement on the Company’s interim consolidated balance sheet, statements of income, comprehensive income and condensed cash flows is shown in the accompanying tables.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31,
	2005
(Dollars in thousands, except par value)	As Previously Reported	Adjustments	As Restated
Assets
Cash and due from banks	$252,659	$4,947	$257,606
Federal funds sold, securities purchased under agreement to resell and other short-term investments	144,048	53,378	197,426
Investment securities	2,188,182	(58,614)	2,129,568
Loans, net of unearned income	2,344,022	(4,475)	2,339,547
Allowance for loan and lease losses	(35,698)	—	(35,698)
Net loans	2,308,324	(4,475)	2,303,849
Premises and equipment, net of accumulated depreciation and amortization	16,476	(388)	16,088
Goodwill	35,639	—	35,639
Accrued interest receivable and other assets	102,308	27,540	129,848
Total assets	$5,047,636	$22,388	$5,070,024

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,642,591	$—	$2,642,591
NOW	29,320	—	29,320
Money market	1,191,474	—	1,191,474
Time	292,890	—	292,890
Total deposits	4,156,275	—	4,156,275
Contingently convertible debt	146,975	—	146,975
Junior subordinated debentures	50,272	(1,566)	48,706
Other borrowings	11,915	—	11,915
Other liabilities	80,409	13,626	94,035
Total liabilities	4,445,846	12,060	4,457,906
Commitments and contingencies
Minority interest in capital of consolidated affiliates	84,924	186	85,110
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,406,732 shares outstanding	35	—	35
Additional paid-in capital	20,079	1,009	21,088
Retained earnings	511,659	11,188	522,847
Unearned compensation	(3,995)	—	(3,995)
Accumulated other comprehensive income	(10,912)	(2,055)	(12,967)
Total stockholders’ equity	516,866	10,142	527,008
Total liabilities, minority interest, and stockholders’ equity	$5,047,636	$22,388	$5,070,024

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the Three Months ended March 31, 2005
(Dollars in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Interest Income:
Loans	$48,029	$(573)	$47,456
Investment securities:
Taxable	21,736	(762)	20,974
Non-Taxable	1,023	—	1,023
Federal funds sold, securities purchased under agreement to resell and other short-term investments	2,197	762	2,959
Total interest income	72,985	(573)	72,412

Interest expense
Deposits	2,262	—	2,262
Other borrowings	795	—	795
Total interest expense	3,057	—	3,057

Net interest income	69,928	(573)	69,355
(Recovery of) provision for loan and lease losses	(3,843)	29	(3,814)
Net interest income after (recovery of) provision for loan and lease losses	73,771	(602)	73,169

Noninterest income:
Client investment fees	7,396	—	7,396
Corporate finance fees	4,748	66	4,814
Letter of credit and standby letter of credit income	4,693	(2,323)	2,370
Deposit service charges	2,504	—	2,504
Income from client warrants	1,723	(1,723)	—
Gains (losses) on derivative instruments, net	—	4,026	4,026
Gains (losses) on investment securities, net	1,599	(397)	1,202
Other	3,512	(684)	2,828
Total noninterest income	26,175	(1,035)	25,140

Noninterest expense:
Compensation and benefits	40,154	114	40,268
Professional services	5,070	—	5,070
Net occupancy	4,580	78	4,658
Furniture and equipment	2,719	—	2,719
Business development and travel	2,090	—	2,090
Correspondent bank fees	1,221	—	1,221
Data processing services	1,013	—	1,013
Telephone	889	—	889
Provision for (reduction of) unfunded credit commitments	(185)	—	(185)
Other	3,072	—	3,072
Total noninterest expense	60,623	192	60,815
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	39,323	(1,829)	37,494
Minority interest in net (income) losses of consolidated affiliates	616	(175)	441
Income (loss) before income tax expense	39,939	(2,004)	37,935
Income tax expense (benefit)	15,789	(790)	14,999
Net income	$24,150	$(1,214)	$22,936

Earnings per common share-basic	$0.68	$(0.04)	$0.64
Earnings per common share-diluted	$0.62	$(0.03)	$0.59

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31, 2004
	As Previously
(Dollars in thousands, except per share amounts)	Reported	Adjustments	As Restated
Interest Income:
Loans	$36,632	$(1,124)	$35,508
Investment securities:
Taxable	14,023	(529)	13,494
Non-Taxable	1,461	—	1,461
Federal funds sold, securities purchased under agreement to resell and other short-term investments	1,444	529	1,973
Total interest income	53,560	(1,124)	52,436

Interest expense
Deposits	2,014	—	2,014
Other borrowings	726	—	726
Total interest expense	2,740	—	2,740

Net interest income	50,820	(1,124)	49,696
(Recovery of) provision for loan and leases losses	736	(91)	645
Net interest income after (recovery of) provision for loan and lease losses	50,084	(1,033)	49,051

Noninterest income:
Client investment fees	6,268	—	6,268
Corporate finance fees	4,087	295	4,382
Letter of credit and standby letter of credit income	3,729	(1,058)	2,671
Deposit service charges	3,713	—	3,713
Income from client warrants	2,908	(2,908)	—
Gains (losses) on derivative instruments, net	—	2,565	2,565
Gains (losses) on investment securities, net	1,322	147	1,469
Other	2,859	—	2,859
Total noninterest income	24,886	(959)	23,927

Noninterest expense:
Compensation and benefits	34,103	(696)	33,407
Professional services	3,339	—	3,339
Net occupancy	4,523	78	4,601
Furniture and equipment	2,909	—	2,909
Business development and travel	1,991	—	1,991
Correspondent bank fees	1,281	—	1,281
Data processing services	1,085	—	1,085
Telephone	782	—	782
Provision for (reduction of) unfunded credit commitments	(719)	—	(719)
Other	3,156	—	3,156
Total noninterest expense	52,450	(618)	51,832
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	22,520	(1,374)	21,146
Minority interest in net (income) losses of consolidated affiliates	(481)	—	(481)
Income (loss) before income tax expense	22,039	(1,374)	20,665
Income tax expense (benefit)	8,029	(585)	7,444
Net income	$14,010	$(789)	$13,221

Earnings per common share-basic	$0.40	$(0.02)	$0.38
Earnings per common share-diluted	$0.38	$(0.02)	$0.36

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months ended March 31, 2005
(Dollars in thousands)	As Previously Reported	Adjustments	As Restated
Net income	$24,150	$(1,214)	$22,936

Other comprehensive income (loss), net of tax:
Cumulative translation gain:	422	(422)	0
Change in unrealized gains on available-for-sale investment securities:
Unrealized holding gains (losses), net of tax	(13,738)	(313)	(14,051)
Reclassification adjustment for gains (losses) included in net income, net of tax	(1,945)	1,742	(203)
Other comprehensive income (loss), net of tax	(15,261)	1,007	(14,254)
Comprehensive income (loss)	$8,889	$(207)	$8,682

	For the Three Months ended March 31, 2004
(Dollars in thousands)	As Previously Reported	Adjustments	As Restated
Net income	$14,010	$(789)	$13,221

Other comprehensive income (loss), net of tax:
Change in unrealized gains on available-for-sale investment securities:
Unrealized holding gains (losses)	8,246	(1,402)	6,844
Reclassification adjustment for gains (losses) included in net income, net of tax	(2,484)	3,206	722
Other comprehensive income (loss), net of tax	5,762	1,804	7,566
Comprehensive income (loss)	$19,772	$1,015	$20,787

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31, 2005
(Dollars in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net cash (used) provided by operating activities	10,782	1,158	11,940

Cash flows from investing activities:
Net cash (used) provided by investing activities	14,057	(123,680)	(109,623)

Cash flows from financing activities:
Net cash (used) provided by financing activities	(74,502)	(1)	(74,503)
Foreign exchange effect on cash and cash equivalents	422	(422)	—
Net increase (decrease) in cash and cash equivalents	(49,241)	(122,945)	(172,186)
Cash and cash equivalents at beginning of period	445,948	181,270	627,218
Cash and cash equivalents at end of period	$396,707	$58,325	$455,032

Supplemental disclosures:
Cash paid during the period for:
Interest paid	$3,035	$—	$3,035
Income taxes paid	$3,673	$—	$3,673

	For the Three Months ended March 31, 2004
(Dollars in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net cash (used) provided by operating activities	2,912	1,066	3,978

Cash flows from investing activities:
Net cash (used) provided by investing activities	(126,990)	18,422	(108,568)

Cash flows from financing activities:
Net cash (used) provided by financing activities	19,501	(92)	19,409
Foreign exchange effect on cash and cash equivalents	—	—	—
Net increase (decrease) in cash and cash equivalents	(104,577)	19,396	(85,181)
Cash and cash equivalents at beginning of period	794,996	40,317	835,313
Cash and cash equivalents at end of period	$690,419	$59,713	$750,132

Supplemental disclosures:
Cash paid during the period for:
Interest paid	$2,599	$—	$2,599
Income taxes paid	$7,548	$—	$7,548

Notes 2, 4, 5, 6, 7, 8 and 10  to the consolidated financial statements have also been restated.

4.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2005 and March 31, 2004: (Dollars and shares in thousands, except per share amounts)

	For the three months ended March 31, 2005
	Net Income	Weighted Average Shares	Per Share Amount
	(As Restated)	(As Restated)	(As Restated)
Basic EPS:
Income available to common stockholders	$22,936	35,632	$0.64
Effect of dilutive securities:
Stock options, restricted stock and convertible debt	—	3, 134

Diluted EPS:
Income available to common stockholders and assumed conversions	$22,936	38,766	$0.59

	For the three months ended March 31, 2004
	Net Income	Weighted Average Shares	Per Share Amount
	(As Restated)	(As Restated)	(As Restated)
Basic EPS:
Income available to common stockholders	$13,221	34,881	$0.38
Effect of dilutive securities:
Stock options, restricted stock and convertible debt	—	1,890

Diluted EPS:
Income available to common stockholders and assumed conversions	$13,221	36,771	$0.36

In September 2004, the EITF reached final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, requiring that contingently convertible securities should be treated as convertible securities and included in the calculation of diluted earnings per common share.  The diluted earnings per common share for the three months ended March 31, 2005 and 2004, have been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8.  The potentially dilutive effect of the contingently convertible debt using the treasury stock method was 1,029,417 shares as of March 31, 2005.  The Company included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in its fully diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of Emerging Issue Task Force (EITF) issue No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share.” However, the exposure draft of SFAS No. 128R, if adopted in its proposed form, will require the Company to change its accounting for the calculation of EPS on its contingently convertible debt to the “if-converted method.” The “if-converted” treatment of the contingently convertible debt would have decreased EPS by $0.05 per diluted common share, or 8.5% for the three months ended March 31, 2005.

5.  Investment Securities

The detailed composition of the Company’s investment securities is presented as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004
	(As Restated)
Available-for-sale securities, at fair value	$1,969,265	$1,926,685
Marketable securities (investment company fair value accounting)	473	480
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments(1)	59,606	52,547
Other private equity investments(2)	18,743	15,720
Other investments(3)	12,329	11,247
Non-marketable securities (equity method accounting):
Other investments(4)	3,089	2,388
Low income housing credit funds	13,473	14,070
Non-marketable securities (cost method accounting):
Fund investments	28,102	27,409
Federal Home Loan Bank stock (5)	12,798	12,798
Federal Reserve Bank stock (5)	7,954	7,967
Other private equity investments	3,736	3,656
Total investment securities	$2,129,568	$2,074,967

(1)               Includes $48.4 million and $45.3 million related to SVB Strategic Investors Fund, LP, at March 31, 2005, and December 31, 2004, respectively. The Company has a controlling ownership interest of 12.6% and 11.1% in the fund at March 31, 2005 and December 31, 2004, respectively. It also included $11.2 million and $7.3 million related to SVB Strategic Investors Fund II, LP, at March 31, 2005 and December 31, 2004, respectively. The Company has a controlling interest of 9.5% and 14.4% in the fund at March 31, 2005 and December 31, 2004, respectively.

(2)               Includes $18.7 million and $15.7 million related to Silicon Valley BancVentures, LP, at March 31, 2005, and December 31, 2004, respectively. The Company has a controlling ownership interest of 10.7% in the fund for both periods ended March 31, 2005 and December 31, 2004.

(3)               Includes $9.3 million and $9.0 million related to Partners for Growth, LP, at March 31, 2005 and December 31, 2004, respectively. The Company has a majority ownership interest of 53.2% in the fund for both periods ended March 31, 2005 and December 31, 2004.  It also included $3.0 million and $2.3 million related to Gold Hill Venture Lending 03, LP, as of March 31, 2005 and December 31, 2004, respectively.  The Company has a direct ownership interest of 4.8% in the fund for both periods ended March 31, 2005 and December 31, 2004.

(4)               Includes $3.1 million and $2.4 million related to Gold Hill Venture Lending Partners 03, LLC, the general partner of Gold Hill Venture Lending 03, LP, as of March 31, 2005 and December 31, 2004, respectively. The Company has a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC.  Gold Hill Venture Lending Partners 03, LLC has an ownership interest of 5.0% in the fund for both periods ended March 31, 2005 and December 31, 2004.

(5)               Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock are restricted, as the Company is required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreements.

The following table presents the components of gains and losses on investment securities, for the three months ended March 31, 2005 and March 31, 2004.

(Dollars in thousands)	March 31, 2005	March 31, 2004
	(As Restated)	(As Restated)
Gross gains on investment securities:
Available-for-sale securities, at fair value	$50	$1,233
Non-marketable securities
Venture capital fund investments	3,646	1,293
Other private equity investments	405	1,494
Total gross gains on investment securities	4,101	4,020

Gross losses on investment securities:
Available-for-sale securities, at fair value	(397)	(3)
Non-marketable securities
Venture capital fund investments	(2,102)	(1,341)
Other private equity investments	(400)	(1,207)
Total gross losses on investment securities	(2,899)	(2,551)
Net gains (losses) on investment securities	$1,202	$1,469

6.  Loans and Allowance for Loan and Lease Losses

The detailed composition of loans, net of unearned income of $18.1 million and $18.4 million, for the periods ended March 31, 2005, and December 31, 2004 is presented in the following table:

(Dollars in thousands)	March 31, 2005	December 31, 2004
	(As Restated)
Commercial loans	$1,944,089	$1,927,271

Vineyard development	89,887	80,960
Commercial real estate	22,152	18,562
Total real estate construction	112,039	99,522

Real estate term — consumer	27,671	27,124
Real estate term — commercial	19,604	16,720
Total real estate term	47,275	43,844

Consumer and other	236,144	237,951
Total loans, net of unearned income	$2,339,547	$2,308,588

The activity in the allowance for loan and lease losses for the three months ended March 31, 2005 and March 31, 2004 was as follows:

	(As Restated)
	Three months ended March 31,
(Dollars in thousands)	2005	2004

Beginning balance	$37,613	$49,862
(Recovery of) provision for loan and lease losses	(3,814)	645
Loans charged off	(4,060)	(3,964)
Recoveries	5,959	2,838
Ending balance	$35,698	$49,381

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $13.4 million and $14.0 million at March 31, 2005 and March 31, 2004, respectively. Allocations of the allowance for loan and lease losses specific to impaired loans totaled $3.8 million at March 31, 2005, and $4.7 million at March 31, 2004. Average impaired loans for the three months ended 2005 and 2004 totaled $13.8 million and $14.4 million, respectively.

7.              Borrowings

The following table represents the outstanding borrowings at March 31, 2005 and December 31, 2004:

(Dollars in thousands)	Maturity	March 31, 2005	December 31, 2004
		(As Restated)

0% Short-term borrowings(1)	September 28, 2005	$9,192	$9,120
Other borrowings	Overdraft	1,523	—
Revolving line of credit — venture debt fund	Due on Demand	1,200	700
Total other borrowings		$11,915	$9,820

Contingently convertible debt	June 15, 2008	$146,975	$146,740
Junior subordinated debentures	October 15, 2033	48,706	49,470

(1)          Relates to the acquisition of SVB Alliant (Alliant Partners) in 2001 and are payable to the former owners, who have been employed by the Company.  These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.

Interest expense related to other borrowings was $0.8 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively.  The weighted average interest rates associated with the Company’s borrowings outstanding for the three months ended March 31, 2005 and the year ended December 31, 2004 was 1.57% and 1.36%, respectively.

Contingently Convertible Debt

On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of the Company’s common stock. This represents 4,460,610 shares of the Company’s common stock. On August 14, 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission, with respect to the resale of the notes and the common stock issuable upon the conversion of the notes. The fair value of the convertible subordinated notes at March 31, 2005, was $196.5 million, based on quoted market prices. The Company intends to settle the principal amount of $150.0 million (accreted value) in cash. Based on the terms of the notes, if, at any time before June 15, 2007, the per share stock price on the last trading day of the immediately preceding fiscal quarter was 110% or more of the then current conversion price, the notes would become convertible. As of March 31, 2005, the Company was unaware of any note holders exercising their conversion option.

Concurrent with the issuance of the convertible notes, the Company entered into a convertible note hedge and a warrant transaction with respect to its common stock, with the objective of decreasing its exposure to potential dilution from conversion of the notes (see Note 8. Derivative Financial Instruments - Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock).

7.0% Junior Subordinated Debentures

On October 30, 2003, the Company issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. The Company’s distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. The junior subordinated debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent the Company redeems any debentures earlier. The Company may redeem the debentures prior to maturity in whole or in part, at its option, at any time on or after October 30, 2008. In addition, the Company may redeem the debentures, in whole but not in part, prior to October 30, 2008 upon the occurrence of certain events. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. Also see Note 8. Derivative Financial Instruments below. The fair value of the 7.0% junior subordinated debentures was estimated to be $49.9 million as of March 31, 2005 and $50.2 million as of December 31, 2004.  The Company has guaranteed the trust preferred securities issued by SVB Capital II.

Available Lines of Credit

As of March 31, 2005, the Company had available $306.0 million in federal funds and lines of credit, all of which was unused. In addition to the available federal funds lines, the Company has reverse repurchase agreement lines available with multiple securities dealers. Reverse repurchase lines allow the Company to finance short-term borrowings using various fixed income securities as collateral. At March 31, 2005, the Company had not borrowed against any of its reverse repurchase lines.

8.   Derivative Financial Instruments

The Company designates a derivative as held for hedging purposes or as non-hedging when it enters into a derivative contract. The designation may change based upon management’s reassessment or changing circumstances. Derivative instruments that the Company obtains or uses include interest rate swaps, forward contracts, options and warrants.  A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, rate or price. An option or warrant contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument (including another derivative financial instrument), index, currency or commodity at a predetermined rate or price during a period or at a time in the future. Option or warrant agreements can be transacted on organized exchanges or directly between parties. The Company records period end gross positive fair value of derivative assets in other assets and gross negative fair values of derivative instruments in other liabilities.

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives were:

	(As Restated)
	At March 31, 2005
	Notional or contractual amount	Credit risk Amount (1)	Estimated net fair value
	(Dollars in thousands)
Fair Value Hedge
Interest rate swap	$50,000	$0	$(783)

Derivatives
Foreign exchange spot and forwards	479,490	5,398	846
Foreign currency options	17,250	23	0
Equity warrant assets	n/a	28,824	28,824

	(As Restated)
	At December 31, 2004
	(Dollars in thousands)
Fair Value Hedge
Interest rate swap	$50,000	$49	$49

Derivatives
Foreign exchange spot and forwards	525,434	10,011	(431)
Foreign currency options	13,460	47	0
Equity warrant assets	n/a	28,928	28,928

(1)   Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by any such counterparties.

Fair Value Hedges

Derivative instruments that the Company holds as part of its interest rate risk management may include interest rate swaps, caps and floors, and forward contracts. On October 30, 2003, the Company entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair values associated with the majority of the Company’s 7.0% fixed rate, junior subordinated debentures. For information on the Company’s junior subordinated debentures, see Note 7 - Borrowings.

The terms of this fair value hedge agreement provide for a swap of the Company’s 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. Because the swap meets the criteria for the short-cut treatment, the benefit or expense is recorded in the period incurred. This derivative agreement provided income of $0.4 million and $0.6 million in the first three months of 2005 and 2004, respectively. The swap agreement mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. The Company assumes no ineffectiveness as the swap agreement meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the swap are offset by changes in the fair value of the junior subordinated debentures, and no net gain or loss is recognized in earnings. Changes in the fair value of the derivative agreement and the junior subordinated debentures are primarily dependent on changes in market interest rates.

Derivatives

The Company enters into various derivatives primarily to provide derivative products or services to customers.  These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting.

The Company enters into foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the client’s need. For each of the foreign exchange forward contracts and non-deliverable foreign exchange forward contracts entered into with its clients, the Company enters into an opposite way foreign exchange forward contract and non-deliverable foreign exchange forward contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates. These contracts are short-term in nature, typically expiring within one year. The Company has not experienced nonperformance by counterparties and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties to such agreements. Period end fair value of foreign currency forward contracts is included in other assets and other liabilities as of March 31, 2005 and December 31, 2004.  The change in fair value of these contracts is recorded in the line item gains (losses) on  derivative instruments, net in noninterest income, a component of consolidated net income.

The Company enters into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the client’s need. For each of the currency option contracts entered into with its clients, the Company enters into an opposite way foreign currency option contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates. These contracts typically expire in less than one year. The Company has not experienced nonperformance by counterparties and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties. The change in fair value of these contracts is recorded in gains (losses) on  derivatives, net in noninterest income, a component of consolidated net income.

The Company enters into foreign exchange forward contracts with correspondent banks to economically hedge the risk of fluctuations in the foreign exchange exposure risk related to certain foreign currency denominated loans. These contracts are short term in nature, typically expiring within one year. The Company has not experienced nonperformance by counterparties and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties to such foreign exchange forward contracts.  The change in fair value of these contracts is recorded in gains (losses) on derivatives, net in noninterest income, a component of consolidated net income.

The Company obtains derivative equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The purpose of obtaining warrants from client companies is intended to increase future revenue. Period end date fair value is recorded in the Other Assets line item on the balance sheet.  The change in fair value of equity warrant assets is recorded in noninterest income, a component of consolidated net income. The change in fair value of the warrants resulted in a net loss of $0.1 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively. For information on the Company’s change in the value of equity warrant assets, see Note 3 — Restatement of Financial Statements.

Derivative Fair Value Instruments Indexed to and Potentially Settled in a Company’s Own Stock

Concurrent with the issuance of the $150 million principal amount of contingency convertible notes, (See Note 7 – Borrowings), the Company entered into a convertible note hedge (purchased call option) at a cost of $39.3 million and a warrant transaction providing proceeds of $17.4 million with respect to its common stock, with the objective of decreasing its exposure to potential dilution from conversion of the contingently convertible notes (See Note 7. Borrowings.). Under the terms of the convertible note hedge, upon the occurrence of conversion events, the Company has the right to purchase up to 4,460,610 shares of its common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. The Company has the option to settle any amounts due under the convertible hedge either in cash or net shares of its common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF No. 00-19. Under the warrant agreement, the counterparty may purchase up to 4,460,608 shares of the Company’s common stock at $51.34 per share, upon the occurrence of conversion events described above. The warrant transaction will expire on June 15, 2008. The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF

No. 00-19. During the three month periods ending March 31, 2005 and 2004, the warrant was not dilutive to the Company’s EPS, as the Company’s average common stock price remained below $51.34 during these periods.

9.  Common Stock Repurchase

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

10.  Segment Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing financial performance as the source of the Company’s reportable segments.

The Company is organized into five lines of banking and financial services for management reporting:  Commercial Banking, SVB Capital, SVB Alliant, Global Financial Services, and Private Client Services and Other. These operating segments are strategic units that offer different services to different clients. The segments are managed separately because they appeal to different markets and, accordingly, require different strategies. The results of operating segments are based on the Company’s internal profitability reporting process. This process assigns each client relationship in its entirety, to a primary operating segment. The process assigns income and expenses to the operating segments according to the customer’s primary relationship designation. Additionally, working capital and its associated costs are allocated to the operating segments on an economic basis, treating each operating segment as if it were an independent entity. Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, the internal profitability reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of operating segments based on the Company’s internal operating structure and is not necessarily comparable with similar information for other financial services companies. Changes in the management structure and/or the allocation process have resulted, and may in the future result in changes in the Company’s allocation methodology as this process is under constant refinement. In the event of such changes, results for prior periods have been, and may be restated for comparability. Changes in an individual client’s primary relationship designation have resulted, and may in the future result, in certain client’s inclusion in different segments in different periods.

As of March 31, 2005, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131, the Company’s reportable segments are: Commercial Banking and SVB Capital.  SVB Alliant, Private Client Services and Global Financial Services do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such, have been aggregated in a column labeled Other Business Services for segment reporting purposes.  For further information, please see the Company’s 2004 Form 10-K/A under “Part II. Item 8. Consolidated Financial Statements and Supplementary Data - Note 25. Segment Reporting.”

Commercial Banking provides solutions to the needs of the Company’s commercial clients in the technology, life science, and premium wine industry niches, through the Company’s lending, cash and deposit management, and global banking and trade products and services.

SVB Capital focuses on the business needs of the Company’s venture capital and private equity clients while establishing and maintaining relationships with those firms domestically and internationally. Through this segment, the Bank provides banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services.

The Other Business Services segment is principally comprised of Private Client Services, SVB Alliant, and Global Financial Services and other business service units that are not part of the Commercial Bank or SVB Capital segments. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. SVB Alliant provides investment banking products and services including, merger and acquisition services, strategic alliances services, and specialized financial studies such as valuations and fairness opinions. Global Financial Services serves the needs of the Company’s domestic clients with global banking products, including foreign exchange and global finance and access to SVB Financial Group’s international banking network for in-country services abroad. Global Financial Services also supports venture capital and commercial banking clients with business services through subsidiaries in India and the United Kingdom.

The other business services units provide various products and services. The Other Business Services segment also reflects those adjustments necessary to reconcile the results of operating segments based on the Company’s internal profitability reporting process to the interim consolidated financial statements prepared in conformity with GAAP.

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

The Company’s segment information at and for the three months ended March 31, 2005 and 2004 are as follows:

	Commercial Banking	SVB Capital	Other Business Services	Total

Three months ended March 31, 2005 (As Restated)
Net interest income	$50,955	$4,096	$14,304	$69,355
(Recovery of) provision for loan and lease losses (1)	(3,413)		(401)	(3,814)
Noninterest income (2)	18,646	3,118	3,376	25,140
Noninterest expense (3)	42,586	4,696	13,533	60,815
Minority interest in net (income) loss of consolidated affiliates	—	—	441	441
Income (loss) before income tax expense (5)	$30,428	$2,518	$4,989	$37,935

Total average loans	$1,852,900	$82,245	$237,770	$2,172,915
Total average assets (4)	1,875,453	207,115	3,049,313	5,131,881
Total average deposits	3,443,374	601,927	151,843	4,197,144
Goodwill at March 31, 2005	—	—	35,639	35,639

Three months ended March 31, 2004 (As Restated)
Net interest income	$38,046	$2,434	$9,216	$49,696
(Recovery of) provision for loan and lease losses(1)	1,218	4	(577)	645
Noninterest income (2)	18,574	847	4,506	23,927
Noninterest expense(3)	37,823	3,720	10,289	51,832
Minority interest in net (income) losses of consolidated affiliates	—	—	(481)	(481)
Income (loss) before income tax expense (5)	$17,579	$(443)	$3,529	$20,665

Total average loans	$1,519,373	$63,725	$221,655	$1,804,753
Total average assets (4)	1,514,187	144,167	2,778,698	4,437,052
Total average deposits	3,003,583	478,904	137,624	3,620,111
Goodwill at March 31, 2004	—	—	35,639	35,639

(1) For segment reporting purposes, the Company reports net loan charge-offs as provision for loan and lease losses. Thus, the Other Business Services segment includes $(1.9) million and $(0.6) million for the three months ended March 31, 2005 and 2004, respectively, which represent the difference between net charge-offs and the provision for loan and lease losses.

(2) Noninterest income presented in the Commercial Banking segment included cash warrant income of $1.7 million and $2.9 million, for the three months ended March 31, 2005 and 2004, respectively.

(3) Commercial Banking segment included direct depreciation and amortization of $0.4 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively. Due to the complexity of the Company’s cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments totaling approximately $1.7 million and $1.8 million for the three months ended March 31, 2005 and 2004, respectively.

(4) Total assets for the Commercial Banking, SVB Capital, and Other segments equals the greater of total loans or the sum of total deposits and total stockholders’ equity for each segment.

(5) The internal reporting model used by the Company’s management to assess segment performance does not calculate tax expense by segment. The Company’s effective tax rate is a reasonable approximation of the segment rates.

11.   Obligations Under Guarantees

The Company provides guarantees related to financial and performance standby letters of credit issued to its clients to enhance their credit standings and enable them to complete a wide variety of business transactions.  Financial standby letters of credit are conditional commitments issued by the Company to guarantee the payment by a client to a third party (beneficiary). Financial standby letters of credit are primarily used to support many types of domestic and international payments. Performance standby letters of credit are issued to guarantee the performance of a client to a third party when certain specified future events have occurred. Performance standby letters of credit are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices. These standby letters of credit have fixed expiration dates and generally require a fee paid by a client at the time the Company issues the commitment. Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period using straight-line method.

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

(Dollars in thousands as of March 31, 2005)	Expires within one year or less	Expires after one year	Total amount outstanding	Maximum amount of future payments
Financial standby	$531,846	$49,783	$581,629	$581,629
Commercial standby	9,784	—	9,784	9,784
Performance standby	8,476	5,311	13,787	13,787
Total	$550,106	$55,094	$605,200	$605,200

At March 31, 2005, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.5 million. At March 31, 2005, cash and investment securities collateral available to us to reimburse losses under financial and performance standby letters of credits was $245.2 million.

In addition to standby letter of credit guarantees, the Company has issued additional guarantees as off-balance sheet arrangements. As of March 31, 2005, those guarantees include the following:

•                                        The Bank, as a financial provider, routinely guarantees credit cards for some of its customers which have been provided by an unaffiliated financial institution.  The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. Certain of these amounts are secured by certificates of deposit and other assets which the Bank has rights to in the event of nonperformance by the customers.  The contract amount of these credit cards, which represents the maximum potential future payments guaranteed, including interest and principal payments by the Bank was $46.8 million at March 31, 2005. It is not considered probable that material losses would be incurred by the Bank as a result of these arrangements.

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

12.   Legal Matters

On May 24, 2001, Gateway Communications, Inc. (Gateway) filed a lawsuit in the United States Bankruptcy Court for the Southern District of Ohio (Western Division) naming the Bank as a defendant.  Gateway (the debtor in the bankruptcy case) alleges that the Bank’s actions in connection with a loan resulted in Gateway’s bankruptcy, and seeks $20,000,000 in compensatory damages, punitive damages, interest and attorneys’ fees. On June 24, 2003, the Court dismissed four of the five counts in the complaint, including the claim for punitive damages, leaving one breach of contract claim. The Company believes that the sole remaining claim has no merit and intends to defend the lawsuit vigorously. Thus, the Company has not accrued any amount related to potential damages from this case. The action is scheduled for trial in December 2005.

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

13.   Subsequent Event

Repurchases under the Company’s stock repurchase program

From April 1, 2005 through April 30, 2005, the Company repurchased 0.2 million shares of its common stock totaling $7.4 million under the stock repurchase program. Since May 2003 when the program was approved by the Board of Directors, the Company has repurchased 5.8 million shares totaling $167.1 million as of April 30, 2005. As of such date, the approximate dollar value of shares that may still be repurchased under this program is $67.9 million.

Default upon Zero-Coupon Convertible Subordinated Notes

On October 12, 2005 and December 16, 2005, the trustee under the note indenture relating to the Company’s $150.0 million zero-coupon convertible subordinated notes due June 15, 2008, provided notice in accordance with the terms of the indenture that the Company was in breach of its covenant to remain current in its SEC filings because of its failure to file its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005, respectively. The Company’s failure to cure this breach within 60 days of the October 12, 2005 notice constituted an event of default under the indenture as of December 11, 2005. As the indenture does not provide for any right of acceleration of the payment of the principal of the notes upon a default in the performance of any covenant or agreement in the notes or in the indenture, the trustee and the holders are not entitled to accelerate the maturity of the notes upon the occurrence of the aforementioned event of default. As a result, this event of default did not constitute a material default with respect to the Company’s indebtedness. Upon the occurrence of this event of default, the trustee was entitled, subject to certain limitations and conditions, to seek to enforce the performance of such covenant.  In addition, during the period that the event of default was continuing, the Company could not pay cash upon conversion of any note or portion of the note (other than cash for fractional shares). Upon the filing by the Company of its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005, any default or event of default under these notices will be cured.

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and notes as presented in Part I - Item 1 of this report and in conjunction with our 2004 Form 10-K/A, which was filed with the Securities and Exchange Commission prior to the filing of this 10-Q/A. Certain reclassifications have been made to prior years’ results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

All of the numbers impacted by the Restatement in this section are as restated.

Restatement of Financial Statements

We have restated our interim consolidated financial statements as of and for the three-month period ended March 31, 2005, the consolidated annual financial statements for the years 2004, 2003 and 2002, quarterly financial data for each of the quarters within fiscal 2004 and 2003, and selected financial data for fiscal years 2004, 2003, 2002, 2001 and 2000, for purposes of correcting misapplications of GAAP (the “Restatement”).

As previously disclosed, the Board of Directors decided on July 18, 2005 that we should restate these financial statements after concluding that our accounting for our warrant portfolio should conform to certain accounting pronouncements for derivative instruments interpreting Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133).  The restated financial statements reflect changes in our derivative equity warrant accounting and other related changes.  Additionally, in connection with the Restatement process, we reviewed, corrected and modified, where appropriate, certain of our accounting policies and practices.  Changes made as a result of such corrections are also included in the restated financial statements and the selected financial data as applicable.

In connection with the Restatement, we made corrections primarily related to our reporting of: (i) our derivative equity warrant assets pursuant to SFAS 133 and other related changes, (ii) our initial non-refundable corporate finance fees pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), (iii) our non-refundable loan fees and costs associated with our lending products pursuant to SFAS No. 91, Accounting for Nonrefundable Fees and Costs associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS No. 91), (iv) certain investment securities that were readily convertible to known amounts of cash and presented insignificant risk of changes in value with original or purchased maturity dates of 90 days or less were reclassified and reported as cash equivalents pursuant to SFAS No. 95, Statement of Cash Flows and (v) our current federal income taxes receivable and current federal income taxes payable were not reflected net on our balance sheets in accordance with the provisions of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

The Company also recorded various other adjusting entries as part of the Restatement.

For further information on the nature and impact of the Restatement, see Note 3. Restatement of Financial Statements in the notes to our consolidated financial statements included in Item 8 of Part II, “Consolidated Financial Statements and Supplementary Data,” of our 2004 Form 10-K/A.

Overview of Company Operations

SVB Financial Group is a bank holding company and a financial holding company that was incorporated in the state of Delaware in March 1999. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank’s deposits are insured by the Federal Deposit Insurance Corporation. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400. When we refer to “SVB Financial Group,” or “we” or use similar words, we intend to include SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank. When we refer to “SVB Financial,” we are referring only to the parent company, SVB Financial.

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

SVB Capital also makes investments in venture capital and other private equity firms and in companies in the niches we serve. The segment also manages three venture funds that are consolidated into our financial statements: SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, which are funds of funds that invest in other venture funds, and Silicon Valley BancVentures, LP, a direct equity venture fund that invests in privately held technology and life-science companies. This segment also includes investments in Gold Hill Venture Lending 03, LP and its parallel funds (collectively known as Gold Hill Venture

Lending 03, LP), which provide secured debt to emerging growth clients in their earlier stages, and Partners for Growth, LP, a fund that provides secured debt to higher risk, emerging growth clients in their later stages. We define “emerging-growth” clients as companies in the start-up or early stages of their lifecycle. These companies tend to be privately held and backed by venture capital; they generally have few employees, have brought relatively few products or services to market, and have no or little revenue. By contrast, “middle market companies” tend to be more mature; they may be publicly traded and more established in the markets in which they participate, although not necessarily the leading players in their industries.

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

Global Financial Services

Global Financial Services serves the needs of the Company’s domestic clients with global banking products, including foreign exchange and global finance and access to SVB Financial Group’s international banking network for in-country services abroad. Global Financial Services also supports venture capital and commercial banking clients with business services through subsidiaries in India and the United Kingdom.

Private Client Services and Other

Our Private Client Services and Other group is principally comprised of our Private Client Services group and other business services units. Private Client Services provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, loans and secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also help our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through our subsidiary, Woodside Asset Management, Inc., we provide individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals. As a result of the Private Client Services group’s recent decision to focus on its core banking and credit products, we are exploring strategic alternatives in relation to Woodside Asset Management, including a possible sale to a third party.

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon our interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

In our 2004 Form 10-K/A, a summary of significant accounting policies and a description of accounting policies that are considered critical are described in “Part II. Item 8. Consolidated Financial Statements and Supplementary Data — Note 2. Significant Accounting Policies” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123, revised 2004, “Share-Based Payment” (SFAS No. 123(R)) which is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments using a fair value method, and record such expense in our consolidated financial statements for interim or annual reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the SEC) provided issuers with an election to defer the adoption date of SFAS No. 123(R) from the first interim or annual reporting period beginning after June 15, 2005 to the first annual reporting period beginning after June 15, 2005. We elected to defer the effective date of SFAS No. 123(R) until fiscal 2006.

The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations, financial position, and statement of cash flows as such expense will then be reported in our consolidated financial statements rather than on a pro forma basis in the notes to the consolidated financial statements. However, we expect that the pro forma expense calculated under SFAS No. 123(R) (above) will approximate the expense that will be recognized under SFAS No. 123(R).

Results of Operations

Earnings Summary

We reported net income of $22.9 million, or $0.59 per diluted common share, for the three months ended March 31, 2005. This was $9.7 million, or 73.5%, higher than net income of $13.2 million, or $0.36 per diluted common share, for the three months ended March 31, 2004.

Dilutive Effect of Contingently Convertible Debt on our Diluted Earnings per Share Calculation

We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in our fully diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of Emerging Issue Task Force (EITF) issue No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share”. The exposure draft of SFAS No. 128R, if adopted in its proposed form, will require us to change our accounting for the calculation of EPS on our contingently convertible debt to the “if converted method”.  The “if converted” treatment of the contingently convertible debt would have decreased EPS by $0.05 per diluted common share, or 8.5% for the three months ended March 31, 2005.

Quarter ended March 31, 2005 Compared to Quarter ended March 31, 2004

Consolidated net income increased by $9.7 million between quarter ended March 31, 2005 and quarter ended March 31, 2004.

•                  Net interest income increased by $19.7 million due to an increase in interest-earning assets, particularly commercial loans and fixed income securities, and due to an improvement in yields generated from these assets.

•                  An increase in noninterest expense of $9.0 million was largely attributable to higher compensation expense of $6.9 million. Additionally, higher professional services expense of $1.7 million was primarily due to costs associated with commitment of resources to document, enhance and audit internal controls to accomplish compliance with the Sarbanes-Oxley Act of 2002.

The major components and changes of net income are summarized in the following table:

	For the three months
	ended March 31,		%
(Dollars in thousands)	2005	2004	Change
	(As Restated)	(As Restated)	(As Restated)
Net interest income	$69,355	$49,696	39.6%
(Recovery of) provision for loan and lease losses	(3,814)	645	(691.3)
Noninterest income	25,140	23,927	5.1
Noninterest expense	60,815	51,832	17.3
Minority interest in net (income) loss of consolidated affiliates	441	(481)	(191.7)
Income before income taxes	37,935	20,665	83.6
Income tax expense	14,999	7,444	101.5
Net income	$22,936	$13,221	73.5%
Return on average assets(1)	1.81%	1.20%
Return on average stockholders’ equity(1)	17.17%	11.30%
Average stockholders’ equity to average assets	10.55%	10.60%

(1)                                  Quarterly ratios represent annualized net income divided by quarterly average assets or equity.

Net Interest Income and Margin

Net interest income is defined as the difference between interest earned primarily on loans, investment securities, federal funds sold, securities purchased under agreement to resell and other short-term investments, and interest paid on funding sources, primarily deposits. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of annualized taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as annualized interest expense as a percentage of average funding sources.

The following tables set forth average assets, liabilities, minority interest, stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2005 and 2004, respectively.  (For a description of certain off-balance sheet arrangements, see also Note 11.  Obligations Under Guarantees to the interim financial statements contained in this report.)

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended March 31,
	2005			2004
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell, and other short-term investments(1)	$474,359	$2,959	2.53%	$758,599	$1,973	1.05%
Investment securities:
Taxable	1,899,479	20,974	4.48	1,296,262	13,494	4.19
Non-taxable(2)	92,079	1,574	6.93	144,413	2,247	6.26
Loans:
Commercial	1,785,085	42,055	9.55	1,511,784	32,179	8.56
Real estate construction and term	150,532	2,201	5.93	96,310	1,236	5.16
Consumer and other	237,298	3,200	5.47	196,659	2,093	4.28
Total loans, net of unearned income	2,172,915	47,456	8.86	1,804,753	35,508	7.91
Total interest-earning assets	4,638,832	72,963	6.38	4,004,027	53,222	5.35

Cash and due from banks	233,533			212,335
Allowance for loan and lease losses	(39,242)			(51,824)
Goodwill	35,639			37,551
Other assets (3)	263,119			234,963
Total assets	$5,131,881			$4,437,052

Funding sources:
Interest-bearing liabilities:
NOW deposits	$30,594	$30	0.40	$23,475	$25	0.43
Regular money market deposits	498,379	692	0.56	427,993	537	0.50
Bonus money market deposits	740,967	1,048	0.57	704,511	891	0.51
Time deposits	313,870	492	0.64	370,177	560	0.61
Contingently convertible debt	146,844	236	0.65	145,892	236	0.65
Junior subordinated debentures	48,733	484	4.03	50,521	350	2.79
Other borrowings	9,743	75	3.12	18,239	141	3.11
Total interest-bearing liabilities	1,789,130	3,057	0.69	1,740,808	2,740	0.63
Portion of noninterest-bearing funding sources	2,849,702			2,263,219
Total funding sources	4,638,832	3,057	0.27	4,004,027	2,740	0.28

Noninterest-bearing funding sources:
Demand deposits	2,613,334			2,093,955
Other liabilities	115,275			84,962
Minority interest in capital of consolidated affiliates	72,537			46,968
Stockholders’ equity	541,605			470,359
Portion used to fund interest- earning assets	(2,849,702)			(2,263,219)
Total liabilities, minority interest and stockholders’ equity	$5,131,881			$4,437,052

Net interest income and margin		$69,906	6.11%		$50,482	5.07%

Total deposits	$4,197,144			$3,620,111

(1)                                Includes average interest-bearing deposits in other financial institutions of $15.1 million and $4.5 million for the three months ended March 31, 2005 and 2004, respectively.

(2)                                Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in 2005 and 2004.  The tax equivalent adjustments were $0.6 million and $0.8 million for the three months ended March 31, 2005 and 2004, respectively.

(3)                                Average equity investments of $151.2  million and $142.4 million for the three months ended March 31, 2005 and 2004, respectively, were reclassified to other assets as they were noninterest-yielding.

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

	2005 Compared to 2004
	Three months ended March 31, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total
	(As Restated)	(As Restated)	(As Restated)
Interest income:
Federal funds sold, securities purchased under agreement to resell and other short-term investments	$(954)	$1,940	$986
Investment securities	5,618	1,189	6,807
Loans	7,539	4,409	11,948
Increase (decrease) in interest income	12,203	7,538	19,741

Interest expense:
NOW deposits	7	(2)	5
Regular money market deposits	91	64	155
Bonus money market deposits	45	112	157
Time deposits	(91)	23	(68)
Contingently convertible debt	—	—	—
Junior subordinated debentures	(13)	147	134
Other borrowings	(67)	1	(66)
(Decrease) increase in interest expense	(28)	345	317
Increase in net interest income	$12,231	$7,193	$19,424

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $69.9 million for the three months ended March 31, 2005, an increase of $19.4 million, or 38.5% from the comparable 2004 period. The increase in net interest income was the result of a $19.7 million increase in interest income and slightly offset by a $0.3 million increase in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $19.7 million increase in interest income, on a fully taxable-equivalent basis, was primarily the result of a $12.2 million favorable volume variance. The favorable volume variance resulted from a $634.8 million, or 15.9% increase, in average interest-earning assets. Increases in our sources of funding, largely deposits, were the main contributors to the increase in average interest-earning assets. We believe deposits increased due to an improved venture capital funding environment and a general improvement in business conditions for many of our clients. This increase was primarily centered in investment securities and loans, which collectively increased $919.0 million.

Average investment securities increased by $550.9 million, resulting in a $5.6 million favorable volume variance. In particular, relatively higher-yielding mortgage-backed securities and collateralized mortgage obligations increased by $461.5 million. We estimated the average duration of the investment portfolio at March 31, 2005 to be 2.5 years, compared to 1.6 years at March 31, 2004.

In addition, average loans increased by $368.2 million resulting in a $7.5 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which represented $273.3 million of the increase, followed by smaller increases in the real estate and consumer loan categories. The increase in average loans reflects an improvement in economic activity and in the markets served by us. Our strategy is to grow average loans modestly throughout 2005.  Our loan yield in the three months ended March 31, 2005 and 2004 included $1.7 million and $1.4 million, respectively, from the accretion of warrant loan fees.

Average federal funds sold, securities purchased under agreement to resell and other short-term investment securities for the three months ended March 31, 2005 decreased, resulting in a $1.0 million unfavorable volume variance. The decrease was mainly due to our shifting funds into our investment portfolio.

Interest Income - Change in Market Interest Rates and Shift in Investment Portfolio Mix (Rate Variance)

Favorable rate variances associated with each component of interest earning assets caused a $7.5 million increase in interest income.  The yield on average interest-earning assets increased 103 basis points overall, largely driven by higher yields generated by average taxable investment securities and loans. The increase in yields on interest-earning assets was primarily caused by:

•        a shift in the average investment portfolio mix,

•        a shift in the loan portfolio mix, and

•        an increase in our weighted-average prime lending rate and in short-term market rates.

The average yield on taxable investment securities for the three months ended March 31, 2005 increased 29 basis points to 4.48% from 4.19% in the comparable prior year period, causing a $1.2 million favorable rate variance associated with our average investment securities. This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher-yielding, mortgage-backed securities and collateralized mortgage obligations.

We realized a $4.4 million favorable rate variance associated with our loan portfolio. The increase in loan yields was partially attributable to a shift in the composition of the loan portfolio to higher-yielding, asset-based lending and accounts receivable factoring products, which, on an average balance basis, increased by approximately 61.2% in the 2005 first quarter compared to the first quarter of 2004. In addition, on February 3, 2005 and March 23, 2005, we increased our prime lending rate, each time by 25 basis points, bringing our prime rate to 5.75%, in response to increases in short-term market interest rates. Our weighted-average prime lending rate increased to 5.43% in the 2005 first quarter from 4.00% in the 2004 first quarter. As of March 31, 2005, approximately 76.3%, or $1.8 billion of our total loan portfolio, were variable rate loans and would reprice with an increase in our prime lending rate.

In addition, we realized a $1.9 million favorable rate variance associated with federal funds sold, securities purchased under agreement to resell and other short-term investment securities. The aforementioned increases in short-term market interest rates were largely responsible for this favorable rate variance.

Many elements of our interest-earning assets are extremely interest rate sensitive, thus we expect that any future increase in market interest rates will be incremental to our earnings.

Interest Expense

Total interest expense for the three months ended March 31, 2005 increased by $0.3 million which resulted from an unfavorable rate variance of $0.3 million.

Provision for (Recovery of) Loan and Lease Losses

The provision for (recovery of) loan and lease losses is based on our evaluation of the adequacy of the existing allowance for loan and lease losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

We realized a recovery of loan and lease losses of $3.8 million for the three months ended March 31, 2005, compared to a provision for loan and lease losses of $0.6 million for the comparable quarter a year ago.

We realized net recoveries of approximately $1.9 million for the three months ended March 31, 2005 compared to net charge-offs of $1.1 million for the three months ended March 31, 2004. Credit quality remained strong with nonperforming loans at 0.59% of total gross loans. See “Financial Condition - Credit Quality and the Allowance for Loan and Lease Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the three months ended March 31, 2005 and 2004, and the percent changes from period to period:

	For the three months ended March 31,		%
(Dollars in thousands)	2005	2004	Change
	(As Restated)	(As Restated)	(As Restated)
Client investment fees	$7,396	$6,268	18.0%
Corporate finance fees	4,814	4,382	9.9
Letter of credit and standby letter of credit income	2,370	2,671	(11.3)
Deposit service charges	2,504	3,713	(32.6)
Gains (losses) on derivative instruments, net	4,026	2,565	57.0
Gains (losses) on investment securities, net	1,202	1,469	(18.2)
Other	2,828	2,859	(1.1)
Total noninterest income	$25,140	$23,927	5.1%

We offer client directed investment assets, sweep products, and asset management services on which we earn fees. The following table summarizes client investment funds in client directed investment assets, sweep products, and client investment assets under management as of March 31, 2005 and 2004:

(Dollars in millions)	At March 31, 2005	At March 31, 2004
Client investment funds:
Client directed investment assets	$7,452	$7,836
Sweep money market funds	1,356	1,094
Client investment assets under management	2,918	1,085
Total client investment funds(1)	$11,726	$10,015

(1) Client funds maintained at third party financial institutions.

Total client investment funds were $11.7 billion at March 31, 2005, compared to $10.0 billion at March 31, 2004, an increase of $1.7 billion, or 17.1%. As of March 31, 2005, SVB Asset Management accounted for $2.9 billion, or 24.9%, of the total client investment funds. Mutual fund products totaled $6.1 billion and $6.7 billion at March 31, 2005 and 2004, respectively.

Client investment fee income for the three months ended March 31, 2005 of $7.4 million was $1.1 million higher than the corresponding amount of $6.3 million for the three months ended March 31, 2004. The increased income in the three months ended March 31, 2005 as compared to March 31, 2004 was largely attributable to the growth in client investment funds generating this income.

Our fees, calculated on client average balances, ranged from 10 to 84 basis points as of March 31, 2005, compared to a range of 12 to 61 basis points as of March 31, 2004.

Corporate finance fees for the three months ended March 31, 2005 were $4.8 million, compared to $4.4 million at March 31, 2004, an increase of $0.4 million, from the three months ended March 31, 2004. SVB Alliant’s business is highly variable, thus we expect significant changes in corporate finance fees from period to period.

Letter of credit and standby letter of credit income for the three months ended March 31, 2005 were $2.4 million at March 31, 2005, compared to $2.7 million at March 31, 2004, a decrease of $0.3 million, from the three months ended March 31, 2004. The decrease was primarily due to lower client demand for our standby letters of credit product.

Deposit service charges for the three months ended March 31, 2005 were $2.5 million at March 31, 2005, compared to $3.7 million at March 31, 2004, a decrease of $1.2 million, from the three months ended March 31, 2004. Clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments that we recognize as deposit service charges income. Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received higher earnings credit in the three months ended March 31, 2005 compared to the respective prior year period due to increased short-term market interest rates in the first three months of 2005, resulting in additional credits to offset deposit service charges.

The following table presents the components of gains and losses on investment securities, for the three months ended March 31, 2005 and March 31, 2004.

(Dollars in thousands)	March 31, 2005	March 31, 2004
	(As Restated)	(As Restated)
Gross gains on investment securities:
Available-for-sale securities, at fair value	$50	$1,233
Non-marketable securities
Venture capital fund investments	3,646	1,293
Other private equity investments	405	1,494
Total gross gains on investment securities	4,101	4,020

Gross losses on investment securities:
Available-for-sale securities, at fair value	(397)	(3)
Non-marketable securities
Venture capital fund investments	(2,102)	(1,341)
Other private equity investments	(400)	(1,207)
Total gross losses on investment securities	(2,899)	(2,551)
Net gains on investment securities	$1,202	$1,469

Gains (losses) on investment securities during the three months ended March 31, 2005 and 2004 were $1.2 million and $1.5 million, respectively, a decrease of $0.3 million or 18.2%.  Investment gains for the three months ended March 31, 2005 were concentrated in our managed funds of funds, our managed venture capital fund, and direct equity investments. Gain on our equity investments, excluding the impact of minority interest, was $0.9 million for the three months ended March 31, 2005, compared to a net loss of $0.4 million from the same period a year ago. We expect continued variability in the performance of our equity investment securities portfolios.

The following table summarizes the components of gains (losses) on derivative instruments for the three months ended March 31, 2005 and 2004, and the percentage changes from period to period:

	For the three months ended March 31,		%
(Dollars in thousands)	2005	2004	Change
	(As Restated)	(As Restated)
Foreign exchange forwards	$4,819	$3,235	49.0%
Equity warrant assets change in fair value:
Cancellations and expirations	(138)	(230)	(40.0)%
Other changes in warrant asset fair value	(655)	(440)	48.9%
Gains (losses) on derivatives, net	$4,026	$2,565	57.0%

We enter into foreign exchange forward contracts to decrease the risk associated with certain foreign currency denominated loans issued to clients. The fair value of these contracts increased by $1.6 million in the three months ended March 31, 2005. The increase in fair value of these foreign exchange forward contracts was due to fluctuations in the market values of the related foreign currencies. We did not have any foreign exchange loans or related forward contracts during the three months ended March 31, 2004.   Refer to Part II. Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies in our 2004 Form 10-K/A.

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

Noninterest Expense

The following table presents the detail of noninterest expense including the percent change in noninterest expense for the current year periods compared to the prior year periods:

	For the three months ended March 31,		%
(Dollars in thousands)	2005	2004	Change
	(As Restated)	(As Restated)
Compensation and benefits	$40,268	$33,407	20.5%
Professional services	5,070	3,339	51.8
Net occupancy	4,658	4,601	1.2
Furniture and equipment	2,719	2,909	(6.5)
Business development and travel	2,090	1,991	5.0
Correspondent bank fees	1,221	1,281	(4.7)
Data processing services	1,013	1,085	(6.6)
Telephone	889	782	13.7
Change in provision for unfunded credit commitment	(185)	(719)	(74.3)
Other	3,072	3,156	(2.7)
Total noninterest expense	$60,815	$51,832	17.3%

The increase in compensation and benefits expense of $6.9 million was primarily due to an increase in incentive compensation expense of $2.5 million, or 54.3%, to $7.1 million for the three months ended March 31, 2005, compared to $4.6 million for the comparable prior year period. The increase in incentive compensation is largely attributable to our improved consolidated financial performance.

The remainder of the increase in compensation and benefits expense in the first quarter of 2005 was largely due to increases in salaries and wages expense, employee stock ownership plan expense, and equity-based compensation expense. Salaries and wages expense increased by $2.4 million, or 12.2%, to $22.0 million for the 2005 first quarter, compared to $19.6 million for the 2004 first quarter. The increase was primarily attributable to an increase in average full-time equivalent (FTE) personnel and higher rates of employee salaries and wages. FTE personnel were 1,032 for the 2005 first quarter, a 6.5% increase from 969 FTE personnel for the 2004 first quarter.

Equity-based compensation increased by $1.0 million to $1.2 million for the 2005 first quarter, compared to $0.2 million for the 2004 first quarter. This increase reflects our increased use of restricted stock and restricted stock units, in lieu of stock options, as components of our employee compensation structure, as we transition our equity-based compensation programs.

Lastly, employee stock ownership plan expense increased by $0.4 million, or 40.0%, to $1.4 million for the 2005 first quarter, compared to $1.0 million for the 2004 first quarter. The increase was attributable to our improved consolidated financial performance.

Professional services expense totaled $5.1 million for the three months ended March 31, 2005, an increase of $1.7 million as compared to $3.3 million for the three months ended March 31, 2004. The primary components of this net increase were associated with commitment of resources to document, enhance and audit internal controls to accomplish compliance with the Sarbanes-Oxley Act of 2002 and the independent audit thereof.

Minority Interest in Net (Gains) Losses of Consolidated Affiliates

Investment gains or losses related to our managed funds, (see Note 5. Investment Securities), are included in noninterest income.

Minority interest in the net gains or losses of these consolidated managed funds primarily represents net investment gains or losses and management fees expenses attributable to the minority interest holders in these managed funds.

The change from net minority interest gains in the first quarter of 2004 to net minority interest losses in the first quarter of 2005 is primarily attributable to lower returns from our managed funds. Additionally, two managed funds, Taurus LP and Libra LP returned $0.3 million in investment gains in the first quarter of 2004. These funds were liquidated in the fourth quarter of 2004.

	(As Restated)
(Dollars in thousands)	For the three months ended March 31, 2005	For the three months ended March 31, 2004
Minority interest in net losses (income) of consolidated affiliates	$441	$(481)

Income Taxes

Our effective tax rate was 39.5 % for the three months ended March 31, 2005, compared with 36.0% for the three months ended March 31, 2004.  The increase in our effective tax rate was primarily attributable to higher pre-tax income which resulted in a lower impact of our federally tax-advantaged, tax-exempt bonds and tax credit funds on the overall pre-tax income.

Operating Segment Results

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in our 2004 Annual Report on Form 10-K/A, “Part I. Item 1. Business — Business Overview.”

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

Commercial Banking

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for the first quarter ended March 31, 2005 of $30.4 million represented an increase of $12.8 million, or 73.1%, from $17.6 million for the same period a year ago. This increase was the result of higher net interest and noninterest income of $13.0 million and higher net recoveries of $4.6 million, offset by higher noninterest expenses of $4.8 million.

Net interest income of $51.0 million for the first quarter ended March 31, 2005 increased $12.9 million, or 33.9%, from $38.0 million for the same period a year ago. Higher loans and deposit volumes along with higher interest rates drove this increase.

Recovery of provision for loan and lease losses of $3.4 million for the first quarter ended March 31, 2005 represented a net change of approximately $4.6 million from $1.2 million in net charge offs for the same period a year ago.

Noninterest expense of $42.6 million for the first quarter ended March 31, 2005 increased $4.8 million, or 12.6%, from $37.8 million for the same period a year ago. The increase in direct noninterest expense was primarily driven by expense related to compensation and benefits. Specifically, incentive compensation increased $0.8 million, and base compensation increased $0.9 million. Noninterest expenses related to units supporting Commercial Bank activities were also allocated to Commercial Bank. Increases in base compensation, incentive compensation and professional services related to the support units also contributed to the expense increase.

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

SVB Capital

Net Income (Loss) Before Taxes

SVB Capital’s income before taxes for the first quarter ended March 31, 2005 of $2.5 million represented a $3.0 million, or 668.4% increase, compared to $(0.4) million for the same period a year ago. This increase was primarily attributable to increases in interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income for the first quarter ended March 31, 2005 of $4.1 million represented a $1.7 million increase, or 68.3%, from $2.4 million for the same period a year ago. Higher loans and deposit volumes along with higher interest rates drove this increase.

Noninterest income for the first quarter ended March 31, 2005 of $3.1 million represented a $2.3 million, or 268.1% increase, from $0.8 million for the same period a year ago. The increase was primarily a result of gains on securities net of minority interest, and increased fund management fees. The gains were related to SVB Financial distributions from venture fund investments, compared to a loss for the same period a year ago. Minority interest in the net gains or losses of these consolidated managed funds primarily represents net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds.

Noninterest expense for the first quarter ended March 31, 2005 of $4.7 million represented a $1.0 million, or 26.2% increase from $3.7 million for the same period a year ago. The increase in direct noninterest expense is primarily attributed to compensation and benefits, which increased by $0.6 million due to higher stock-based compensation and incentive compensation expense.  Noninterest expenses related to units supporting SVB Capital activities were also allocated to SVB Capital. Increases in base compensation, incentive compensation, and professional services related to the support units also contributed to the expense increase.

Financial Condition

SVB Capital had an increase in average deposits of $123.0 million, or 25.7%, and average loans of $18.5 million, or 29.1%, during the first quarter ended March 31, 2005 compared to the same period a year ago. The growth in average deposits and average loans was due to various market factors, including an improved funds flow environment for SVB Capital’s client base, venture capital, and private equity firms, as well as our initiatives to serve clients at all stages of growth.

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

Net interest income of $14.3 million for the first quarter ended March 31, 2005 increased $5.1 million, or 55.2%, from $9.2 million for the same period a year ago. The increase in net interest income is primarily attributed to an increase of $4.7 million related to an increased gap between the funds transfer rates utilized for profitability reporting and the realized earnings on the investment portfolio.

Consolidated Financial Condition

Our total assets were $5.1 billion for both March 31, 2005 and December 31, 2004.

Federal Funds Sold, Securities Purchased Under Agreement to Resell and Other Short-Term Investment Securities

Federal funds sold, securities purchased under agreement to resell and other short-term investment securities totaled $197.4 million at March 31, 2005, a decrease of $145.6 million, or 42.4%, compared to the $343.0 million outstanding at December 31, 2004. The decrease was caused by lower total client deposit balances period over period.

Investment Securities

Investment securities totaled $2.1 billion at March 31, 2005, an increase of $54.6 million, or 2.6% from December 31, 2004. The increase was largely attributable to collateralized mortgage obligations, which increased by $52.0 million.

The increase in certain market interest rates during the three months ended March 31, 2005 resulted in pre-tax unrealized losses on our available-for-sale fixed income securities investment portfolio of $22.1 million as of March 31, 2005. This unrealized loss on available-for-sale fixed income securities included a pre-tax unrealized loss of $0.2 million associated with equity securities, which includes our venture capital fund, private equity, and managed fund investments.

We are typically contractually precluded from hedging any current unrealized gains associated with many of these equity instruments. Hence, the amount of income realized by us from these equity instruments in future periods might vary materially from the current unrealized amount due to fluctuations in the market prices of the common stock of these companies.

Refer to our 2004 Annual Report on Form 10-K/A under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Part II. Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies—Investment Securities” for our accounting policies related to investment securities.

Loans

Loans, net of unearned income, at March 31, 2005, totaled $2.3 billion, an increase of $31.0 million from the balance at December 31, 2004. Our strategy is to grow loans modestly throughout the remainder of 2005 in line with improved venture capital fund activity and as our later stage corporate technology efforts continue to develop.  Our gross loans by industry niche as of March 31, 2005 and December 31, 2004 are as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Technology	$1,065,763	$1,044,906
Life science	219,781	232,654
Venture capital	343,064	306,939
Winery	327,481	329,812
Private Client Services and Other(1)	401,590	412,647
Total gross loans	$2,357,679	$2,326,958

(1) At March 31, 2005, this balance was predominantly Private Client Services loans.  The balance also includes real estate, media and religious niche loans, areas that we exited in 2002 but will continue to service until the loans are paid off.

Credit Quality and the Allowance for Loan and Lease Losses

For a description of the accounting policies related to the allowance for loan and lease losses, see “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2004 Annual Report on Form 10-K/A.

We incurred $4.0 million and $6.0 million in gross loan charge-offs and recoveries, respectively, during the three months ended March 31, 2005. The gross charge-offs and recoveries for the  quarter ended March 31, 2005 represented a diverse portfolio of relatively small loans.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest, and loans on nonaccrual status. The rise of nonperforming loans was primarily related to loans secured by real estate. Due to the quality of the related collateral, this rise in nonperforming loans did not result in a significant impact on the allowance for loan and lease losses at March 31, 2005. The table below sets forth certain relationships between nonperforming assets and the allowance for loan and lease losses:

(Dollars in thousands)	March 31, 2005	December 31, 2004

Nonperforming assets:
Loans past due 90 days or more	$566	$616
Nonaccrual loans	13,360	14,322
Total nonperforming assets	$13,926	$14,938

Nonperforming loans as a percentage of total gross loans	0.59%	0.64%
Nonperforming assets as a percentage of total assets	0.27%	0.29%

Allowance for loan and lease losses	$35,698	$37,613
As a percentage of total gross loans (As Restated)	1.51%	1.62%
As a percentage of nonperforming assets	256.34%	251.79%

In addition to the loans disclosed in the foregoing analysis, we have identified loans which totaled $7.6 million that, on the basis of information known to us, were judged to have a higher than normal risk of becoming nonperforming. We are not aware of any other loans where known information about possible problems of the borrower casts serious doubts about the ability of the borrower to comply with the loan repayment terms.

Derivatives

March 31, 2005 compared to December 31, 2004

Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.  Derivatives are recorded as a component of Other Assets and Other Liabilities and are comprised of the following:

	(As Restated)
(Dollars in thousands)	As of March 31, 2005	As of December 31, 2004	% change
Assets (liabilities):
Equity warrant assets	$28,824	$28,928	(0.4)%
Foreign exchange forward and option contracts	846	(431)	(296.3)%
Total	$29,670	$28,497	4.1%

The fair value of equity warrant assets decreased by $0.1 million. The fair value related to exercise of equity warrant assets into equity securities caused a decrease of $0.5 million as of the dates of exercise, while $2.1 million in aggregate grant date fair value of new equity warrant assets was added to the portfolio.  Additionally, the decrease in fair value of our equity warrant assets attributable to cancellations and expirations was $0.1 million. The remaining $1.6 million decrease was related to changes in the fair value of equity warrant assets attributable to changes in the underlying assumptions used to value the equity warrants including: changes in the risk-free interest rate, changes in the underlying value of our clients’ company stock, changes in the volatility of share prices for comparable public companies, and changes in the expected life.

We enter into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. We enter into an opposite way foreign exchange forward contract with a correspondent bank to hedge these contracts, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with our clients. These contracts are short term in nature, typically expiring within one year. We also enter into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange risk related to certain foreign currency denominated loans.  At March 31, 2005 and December 31, 2004, the aggregate notional amounts of these contracts totaled $479.5 million and $525.4 million, respectively. The maximum credit exposure for counter-party nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $5.4 million at March 31, 2005 and $10.0 million at December 31, 2004. We have not experienced nonperformance by a counter party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties to such foreign exchange forward contracts.

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the clients’ need. We enter into an opposite way foreign currency option contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the currency option contracts entered into with our clients. These contracts typically expire in less than one year. At March 31, 2005 and December 31, 2004, the aggregate notional amounts of these contracts totaled $17.3 million and $13.5 million, respectively. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties.

Deposits

Deposits decreased by $63.2 million to $4.2 billion at March 31, 2005, compared to the balance at December 31, 2004.

Liabilities

Other liabilities at March 31, 2005 decreased from December 31, 2004, primarily due to a decrease in accrued incentive compensation.

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

Stockholders’ Equity

Stockholders’ equity totaled $527.0 million at March 31, 2005, a decrease of $14.9 million, or 2.8%, from the $541.9 million balance at December 31, 2004.  This decrease was primarily a result of our initiative to repurchase our common stock in the first quarter of 2005. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of March 31, 2005. As of March 31, 2005, there were no plans for payment of dividends.

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

Both SVB Financial and Silicon Valley Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution. For further information on risk-based capital and leverage ratios as defined by the Federal Reserve Board, see our 2004 Annual Report on Form 10-K/A, under “Part I. Item 1. Business—Supervision and Regulation—Regulatory Capital.”

Both SVB Financial and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of March 31, 2005, and December 31, 2004. Capital ratios for SVB Financial are set forth below:

	March 31 2005	December 31, 2004
	(As Restated)
SVB Financial:
Total risk-based capital ratio	16.34%	16.09%
Tier 1 risk-based capital ratio	13.00%	12.75%
Tier 1 leverage ratio	10.99%	11.17%

The improvement in our total risk-based capital, tier 1 risk-based capital and tier 1 leverage ratios from December 31, 2004, to March 31, 2005, was attributable to an increase in Tier 1 capital from year-to-date earnings and from proceeds from the exercise of employee stock options, partially offset by growth in risk-weighted assets, particularly loans and share repurchases.

A part of the dividends paid by Silicon Valley Bank to SVB Financial in 2003 and the dividend paid in 2004 was in excess of the amount permitted under the California State Department of Financial Institutions (DFI) guidelines. Therefore, SVB Financial was required by the DFI to return to Silicon Valley Bank a portion the 2003 dividend and the 2004 dividend—the total amount returned totaled $28.4 million.  Silicon Valley Bank must obtain prior approval from the DFI before paying any further dividends to SVB Financial.

Liquidity

An important objective of asset/liability management is to manage liquidity. The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand, to meet depositors’ needs, and to service other liabilities as they become due without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Our asset/liability committee provides oversight to the liquidity management process and recommends policy guidelines, subject to the approval of the Finance Committee of our Board of Directors, and courses of action to address our actual and projected liquidity needs.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20%.  Silicon Valley Bank’s ratio of liquid assets to total deposits was 48.5% and 47.6% at March 31, 2005 and December 31, 2004, respectively, both well in excess of our minimum policy guidelines.  In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of March 31, 2005 and December 31, 2004, we were in compliance with all of these policy measures.

In analyzing our liquidity during the three months ended March 31, 2005 and 2004, reference is made to our interim unaudited consolidated statement of cash flows for the three months ended March 31, 2005 and 2004.  See “Part I.  Item 1. Interim Unaudited Consolidated Financial Statements.” The statement of cash flows includes separate categories for operating, investing, and financing activities.

Cash provided by operating activities was $11.9 million, which included net income of $22.9 million for the three months ended March 31, 2005. Adjustments for noncash items included $3.3 million of tax benefits primarily attributable to stock compensation and deferred income tax expense of $2.8 million offset by a recovery of loan and lease losses of $3.8 million, amortization of deferred warrant related loan fees of $1.7 million, and net gains on investment securities of $1.2 million. Sources of cash from changes in other assets and liabilities included a decrease in income tax receivable of $5.6 million offset by decreases in accrued retention, incentive plans and other compensation benefits payable of $25.2 million.

Cash used by investing activities was $109.6 million for the three months ended March 31, 2005. Net cash outflow was primarily driven by $187.0 million in purchases of investment securities and a net increase in loans of $34.8 million, partially offset by proceeds from maturities and pay-downs of investment securities of $104.7 million and proceeds from the sale of investment securities of $5.1 million.

Cash used for financing activities was $74.5 million for the three months ended March 31, 2005, and was largely driven by net decreases in deposits of $63.2 million. Capital contributions from minority interest participants and proceeds from the issuance of common stock contributed $14.9 million and $4.8 million, respectively, offset by share repurchases totaling $33.1 million.

Cash and cash equivalents were $455.0 million on March 31, 2005.

Cash provided by operating activities was $4.0 million, which included net income of $13.2 million for the three months ended March 31, 2004. Adjustments for non-cash items included depreciation and amortization of $2.0 million and change in fair value of derivatives of $2.3 million, offset primarily by net gains on investment securities of $1.5 million. Uses of cash from changes in other assets and liabilities included decreases in accrued retention, incentive plans and other compensation benefits payable of $10.9 million and increases in income tax receivable of $5.0 million.

Cash used for investing activities totaled $108.6 million for the three months ended March 31, 2004. Net cash outflow was primarily driven by purchases of investment securities of $422.8 million, partially offset by $87.4 million in proceeds from the sale of investment securities and $233.1 million in proceeds from maturities and pay-downs of investment securities.

Cash provided by financing activities was $19.4 million for the three months ended March 31, 2004, and was largely driven by net increases in deposits of $9.4 million. Proceeds from the issuance of common stock and capital contributions from minority interest participants also contributed $4.7 million, each.

Cash and cash equivalents were $750.1 million on March 31, 2004.

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from Silicon Valley Bank, its investment portfolio assets, and its ability to raise debt and equity capital.  The ability of Silicon Valley Bank to pay dividends is subject to certain regulations described in “Part I. Item 1. Business—Supervision and Regulation—Restriction on Dividends” of our 2004 Form 10-K/A.

Forward-Looking Statements

The foregoing discussion and analysis contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, without limitation:

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

•      Forecasts of future economic performance

•      Descriptions of assumptions underlying or relating to any of the foregoing

In this amended Quarterly Report on Form 10-Q/A, we make forward-looking statements discussing our management’s expectations about:

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

For further information see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2004 Form 10-K/A for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2004. As of March 31, 2005, there have been no significant changes to the interest rate risk information contained in our 2004 Form 10-K/A and our policies in managing interest rate risk.

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

	Estimated	Estimated Increase/ (Decrease) in MVPE		Estimated Net Interest	Estimated Increase/ (Decrease) in Net Interest Income
Change in interest rates (basis points)	MVPE	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)
March 31, 2005:
+200	$993,237	$452	0.0%	$339,630	$39,585	13.2%
+100	995,311	2,526	0.3	320,007	19,962	6.7
-	992,785	—	—	300,045	—	—
-100	951,337	(41,448)	(4.2)	274,977	(25,068)	(8.4)
-200	886,411	(106,374)	(10.7)	242,921	(57,124)	(19.0)
December 31, 2004:
+200	$1,019,622	$20,290	2.0%	$326,744	$41,285	14.5%
+100	1,014,190	14,858	1.5	306,492	21,033	7.4
-	999,332	—	—	285,459	—	—
-100	936,599	(62,733)	(6.3)	257,295	(28,164)	(9.9)
-200	876,445	(122,887)	(12.3)	230,514	(54,945)	(19.2)

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

Our MVPE exposure at March 31, 2005 decreased slightly from December 31, 2004, primarily due to changes in the investment portfolio while staying within our policy guidelines. In addition, our net interest income at risk remains within policy limits. These estimates are highly assumption dependent and will change regularly as the company’s asset-liability structure changes and as different interest rate environments evolve. We expect to continue to manage our interest rate risk actively utilizing on and off balance sheet strategies as appropriate.

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

We perform net interest income and net income simulations in an interest rate environment whereby we shock the base rate immediately both up and down 300 basis points in 100 basis point increments. The shock scenarios provide us with additional information with respect to our sensitivity to interest rates and the impact on our net income under varied interest rate scenarios.

Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income degradation exceeding 25.0%. Simulations as of March 31, 2005, indicated that we were within these policy guidelines.

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

We have historically obtained rights to acquire stock, in the form of equity warrants, in certain clients as part of negotiated credit facilities and for other services. In future periods we may not be able to ultimately realize gains from the sale of securities to third parties related to the exercise of warrants, or our realized gains may be materially less than the current level of fair value of derivative warrants and unrealized gains disclosed in this filing. We also have made investments in venture capital funds as well as direct equity investments in companies. The timing and amount of income, if any, from the disposition of client warrants, venture capital funds, and direct equity investments typically depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for initial public offerings, fluctuations in the market prices of the underlying common stock of these companies, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. In addition, our investments in venture capital funds and direct equity investments have lost value and could continue to lose value or become worthless, which would reduce our net income or could cause a net loss in any period. All of these factors are difficult to predict. Additionally, due to the nature of investing in private equity venture-backed technology and life science companies, it is likely that additional investments within our existing portfolio will become impaired. However, we are not in a position to know at the present time which specific investments, if any, are likely to be impaired or the extent or timing of individual impairments. Therefore, we cannot predict future investment gains or losses with any degree of accuracy, and any gains or losses are likely to vary materially from period to period.

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

A component of our strategy is to expand internationally on a limited basis. Expansion into international markets, albeit on a limited basis, requires management’s attention and resources. We have limited experience in internationalizing our service, and we believe that many of our competitors are also undertaking expansion into foreign markets. There can be no assurance that we will be successful in expanding into international markets. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and to expand our international presence, there are certain risks inherent in doing business on an international basis, including, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting loan or other types of payments, political instability, seasonal reductions in business activity, and potentially adverse tax consequences, any of which could adversely affect the success of our international operations. To the extent we continue to expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on our business, results of operations, and/or financial condition.

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

Our management has determined that as of December 31, 2004, the Company did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as a result of identified material weaknesses in the Company’s internal control over financial reporting. Specifically, the Company did not have adequately designed internal controls in its financial reporting process related to the selection and application of generally accepted accounting principles in that (a) accounting policies, procedures and practices were not consistently developed, maintained or updated in a manner ensuring that financial statements were prepared in accordance with U.S. generally accepted accounting principles, (b) these policies and procedures were not designed to consistently ensure the preparation and retention of adequate documentation to support key judgments made in connection with the selection and application of significant accounting policies within the Company’s financial reporting process and (c) the Company’s policies and procedures did not consistently provide for effective analysis, implementation, and documentation of new accounting pronouncements.  In addition, the Company did not maintain sufficient levels of appropriately qualified and trained personnel in its financial reporting processes resulting in management’s inability to consistently follow its internal control over financial reporting related to (x) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for warrant derivatives or other non-routine or complex transactions, and (y) the review of such documentation by qualified internal staff, assisted by external advisors as deemed necessary, to determine its completeness and the propriety of our conclusions. For a detailed description of these material weaknesses and the Company’s remediation efforts and plans, see Part I, Item 4. These control deficiencies resulted in material errors in the Company’s financial reporting which resulted in a restatement of the Company’s financial statements for the years 2002, 2003 and 2004 and for the quarter ended March 31, 2005, as discussed elsewhere in this Quarterly Report on Form 10-Q/A. We have not yet fully remediated these material weaknesses.

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

ITEM 4 — CONTROLS AND PROCEDURES

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

The Company carried out an evaluation, under the supervision and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as a result of the material weaknesses described below that existed as of December 31, 2004 that were identified in the Company’s amended Annual Report on Form 10-K/A on December 28, 2005 filed with the SEC on December 29, 2005 (the “Form 10-K/A”) still being present at March 31, 2005, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2005.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of the company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the company’s financial statements.

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

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO).  In the Company’s Annual Report on Form 10-K for the year-ended December 31, 2004 filed with the SEC on March 16, 2005, management concluded that the Company’s internal control over financial reporting as of December 31, 2004, was effective.

However, on July 18, 2005, the Company determined that it needed to restate certain of its previously issued consolidated financial statements and accordingly filed the Form 10-K/A.  As a result of such restatement, management reassessed the Company’s internal control over financial reporting using the COSO criteria and identified material weaknesses in internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses as of December 31, 2004:

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

The Company did not maintain sufficient levels of appropriately qualified and trained personnel in its financial reporting processes. As a result, the Company did not establish internal control over financial reporting policies and procedures related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for equity warrant assets or other non-routine or complex transactions, and (b) the review of such documentation by qualified internal staff, assisted by external advisors as deemed necessary, to determine its completeness and the propriety of the Company’s conclusions.

These material weaknesses resulted in the restatement of the Company’s previously issued consolidated financial statements as of and for the three-month period ended March 31, 2005, consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the interim consolidated financial information for each of the quarterly periods in 2004 and 2003.  Specifically, the aforementioned material weaknesses in internal control over financial reporting resulted in the following accounting errors:

1)             Derivative equity warrant assets with net share settlement provisions were not reported as derivatives in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  Specifically, the Company failed to properly reflect the fair value of equity warrant assets with net settlement terms received during lending activity in its consolidated balance sheet, the change in fair value of the equity warrant assets in the income statement and the accretion of the grant date fair value of equity warrant assets to interest income as a yield adjustment. This misapplication of GAAP resulted in a change to the Company’s interest income, provision for loan and lease losses, noninterest income and net income for the years ended December 31, 2004, 2003 and 2002, for the first quarter of 2005 and for all quarterly periods during the years ended December 31, 2004 and 2003.

2)             Initial non-refundable corporate finance fees were not reported in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, the Company failed to defer recognition of initial upfront non-refundable retainers received upon execution of engagement letters to provide mergers and acquisitions advisory services until the completion of all contractual obligations pursuant to the terms of the engagement letters or upon receipt or notification of an engagement termination letter. This misapplication of GAAP resulted in a change to the Company’s noninterest income and net income for the years ended December 31, 2004, 2003, and 2002, for the first quarter of 2005 and for all quarterly periods during the years ended December 31, 2004 and 2003.

3)             Non-refundable loan fees and costs associated with the Company's lending products and fees associated with letters of credit were not reported in accordance with the provisions of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Specifically, the Company failed to recognize net fee revenue in accordance with the appropriate straight-line or interest method, as prescribed by SFAS No. 91, for net loan fee income obtained in connection with the extension of lending products. In addition, the Company inappropriately recognized non-refundable loan fees it receives for factoring loans immediately rather than deferring and amortizing fees over the term of the facility granted. The Company had not properly deferred direct loan origination costs associated with originating certain loan products. In addition, the Company misclassified fees on certain letters of credit as interest income rather than noninterest income on commitments where the probability of exercise was deemed remote. These misapplications of GAAP resulted in a change to the Company's interest income, noninterest income and net income for the years ended December 31, 2004, 2003, and 2002 and for all quarterly periods during the years ended December 31, 2004 and 2003.

4)             Certain investment securities that were readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less, were not reported as cash equivalents in accordance with the provisions of SFAS No. 95, Statement of Cash Flows.  This misapplication of GAAP resulted in a reclassification in the Company’s consolidated balance sheets of money market mutual fund investments and commercial paper investments from investment securities line item to federal funds sold and securities purchased under agreement to resell and other short-term investments. This reclassification did not result in any change to the Company’s revenue or net income for the years ended December 31, 2004, 2003 and 2002, for the first quarter of 2005 or for any quarterly period during the years ended December 31, 2004 and 2003.

5)             Current federal income taxes receivable and current federal income taxes payable were not reflected net on the Company’s balance sheet. This misapplication of GAAP resulted in a change to the Company’s other assets and other liabilities as of December 31, 2004 and 2003. Current federal income taxes receivable and current federal income taxes payable should be netted as the Company has the legal right of offset, as defined by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. Therefore, other assets and other liabilities have been restated to reflect the net current federal income taxes receivable or net current federal income taxes payable at each of these period ends. This correction of the accounting resulted in a decrease to both the Company’s other assets and other liabilities as of December 31, 2004 and 2003.

Also, as a result of the aforementioned material weaknesses, there were other errors in previously issued financial statements that were corrected as part of the restatement.

Remediation of Material Weaknesses

The Company’s management has identified the steps necessary to address the aforementioned material weaknesses, including:

Documenting of processes and procedures, along with appropriate training, to ensure that the Company’s accounting policies, which have been corrected to conform with GAAP, are consistently applied going forward;

Hiring additional accounting personnel to ensure that accounting personnel with adequate experience, skills and knowledge particularly in relation to complex or non-routine transactions are directly involved in the review and accounting evaluation of such transactions;

Involving internal personnel assisted by external advisors, as deemed necessary, early in the process, particularly in complex or non-routine transactions, to obtain additional guidance as to the application of GAAP to any such proposed transaction;

Ensuring comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for warrant derivatives or other non-routine or complex transactions and the related review thereof are completed to standards established by senior accounting personnel and the principal accounting officer.

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

We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results.

Changes in Internal Control

No changes in our internal control over financial reporting occurred during the period covered by this Quarterly Report on 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On May 24, 2001, Gateway Communications, Inc. (Gateway) filed a lawsuit in the United States Bankruptcy Court for the Southern District of Ohio (Western Division) naming Silicon Valley Bank (the Bank) as a defendant.  Gateway (the debtor in the bankruptcy case) alleges that the Bank’s actions in connection with a loan resulted in Gateway’s bankruptcy, and seeks $20,000,000 in compensatory damages, punitive damages, interest and attorneys’ fees. On June 24, 2003, the Court dismissed four of the five counts in the complaint, including the claim for punitive damages, leaving one breach of contract claim. We believe that the sole remaining claim has no merit and intend to defend the lawsuit vigorously.  The action is scheduled for trial in December 2005.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1, 2005 - January 31, 2005	—	—	—	$109,200,000
February 1, 2005 - February 28, 2005	272,500	$44.18	272,500	97,200,000
March 1, 2005 - March 31, 2005	495,000	44.24	495,000	75,200,000
Total	767,500	$44.22	767,500	$75,200,000

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On October 12, 2005 and December 16, 2005, the trustee under the note indenture relating to the Company's $150.0 million zero-coupon convertible subordinated notes due June 15, 2008, provided notice in accordance with the terms of the indenture that the Company was in breach of its convenant to remain current in its SEC fillings because of its failure to file its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005, respectively. The Company's failure to cure this breach within 60 days of the October 12, 2005 notice constituted an event of default under the indenture as of December 11, 2005. As the indenture does not provide for any right of acceleration of the payment of the principal of the notes upon a default in the performance of any convenant or agreement in the notes or in the indenture, the trustee and the holders are not entitled to accelerate the maturity of the notes upon the occurence of the aforementioned event of default. As a result, this event of default did not constitute a material default with respect to the Company's indebtedness. Upon the occurrence of this event of default, the trustee was entitled, subject to certain limitations and conditions, to seek to enforce the performance of such covenant. In addition, during the period that the event of default was continuing, the Company could not pay cash upon conversion of any note or portion of the note (other than cash for fractional shares). Upon the filing by the Company of its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005, any default or event of default under these notices will be cured.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

(a)           Exhibits:

See Index to Exhibits at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB FINANCIAL GROUP

Date: December 28, 2005	/s/ DONAL D. DELANEY
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