Form 10-Q
period 2005-06-30
SVB FINANCIAL GROUP
filed 2005-12-30
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☐ No☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes☒  No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

At December 23, 2005, 34,910,915 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(Dollars in thousands, except par value)	2005	2004

Assets
Cash and due from banks	$259,824	$284,208
Federal funds sold, securities purchased under agreement to resell and other short-term investments	278,421	343,010
Investment securities	2,201,016	2,074,967
Loans, net of unearned income	2,423,965	2,308,588
Allowance for loan and lease losses	(36,372)	(37,613)
Loans, net	2,387,593	2,270,975
Premises and equipment, net of accumulated depreciation and amortization	18,782	14,641
Goodwill	35,639	35,639
Accrued interest receivable and other assets	126,551	122,239
Total assets	$5,307,826	$5,145,679

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,728,646	$2,649,853
Negotiable order of withdrawal (NOW)	38,446	32,009
Money market	1,315,850	1,206,078
Time	290,177	331,574
Total deposits	4,373,119	4,219,514
Contingently convertible debt	147,195	146,740
Junior subordinated debentures	50,304	49,470
Other borrowings	11,418	9,820
Other liabilities	94,780	107,502
Total liabilities	4,676,816	4,533,046

Commitments and contingencies
Minority interest in capital of consolidated affiliates	98,080	70,685

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,097,064 and 35,970,095 shares outstanding at June 30, 2005 and December 31, 2004, respectively	35	36
Additional paid-in capital	5,263	45,226
Retained earnings	539,035	499,911
Unearned compensation	(9,171)	(4,512)
Accumulated other comprehensive income (loss)	(2,232)	1,287
Total stockholders’ equity	532,930	541,948
Total liabilities, minority interest, and stockholders’ equity	$5,307,826	$5,145,679

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands, except per share amounts)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(As Restated)		(As Restated)
Interest income:
Loans	$51,306	$35,614	$98,762	$71,122
Investment securities:
Taxable	21,191	17,578	42,165	31,072
Non-taxable	947	1,290	1,970	2,751
Federal funds sold, securities purchased under agreement to resell and other short-term investments	2,025	1,717	4,984	3,690
Total interest income	75,469	56,199	147,881	108,635
Interest expense:
Deposits	2,848	2,124	5,110	4,138
Other borrowings	931	712	1,726	1,438
Total interest expense	3,779	2,836	6,836	5,576
Net interest income	71,690	53,363	141,045	103,059
(Recovery of) provision for loan and lease losses	814	(6,175)	(3,000)	(5,530)
Net interest income after (recovery of) provision for loan and lease losses	70,876	59,538	144,045	108,589

Noninterest income:
Client investment fees	7,805	6,399	15,201	12,667
Letter of credit and standby letter of credit income	2,423	2,343	4,793	5,014
Corporate finance fees	6,935	10,759	11,749	15,141
Deposit service charges	2,378	3,695	4,882	7,408
Gains on derivative instruments, net	10,115	3,593	14,141	6,158
Gains (losses) on investment securities, net	(1,631)	755	(429)	2,224
Other	2,108	2,924	4,936	5,783
Total noninterest income	30,133	30,468	55,273	54,395

Noninterest expense:
Compensation and benefits	44,280	40,673	84,548	74,080
Professional services	5,653	4,876	10,723	8,215
Net occupancy	4,215	4,665	8,873	9,266
Furniture and equipment	3,300	3,450	6,019	6,359
Business development and travel	2,702	2,180	4,792	4,171
Correspondent bank fees	1,475	1,243	2,696	2,524
Data processing services	952	789	1,965	1,874
Telephone	1,061	902	1,950	1,684
Provision for (reduction of) unfunded credit commitments	(1,074)	3,101	(1,259)	2,382
Other	3,761	4,470	6,833	7,626
Total noninterest expense	66,325	66,349	127,140	118,181

Income before minority interest in net (income) loss of consolidated affiliates and income tax expense	34,684	23,657	72,178	44,803
Minority interest in net (income) loss of consolidated affiliates	372	(67)	813	(548)
Income before income tax expense	35,056	23,590	72,991	44,255
Income tax expense	14,160	9,129	29,159	16,573
Net income	$20, 896	$14,461	$43,832	$27,682

Earnings per common share — basic	$0.60	$0.41	$1.24	$0.79
Earnings per common share — diluted	$0.54	$0.39	$1.13	$0.75

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
		(As Restated)		(As Restated)
Net income	$20,896	$14,461	$43,832	$27,682
Other comprehensive income (loss), net of tax:
Cumulative translation gains (losses):
Translation gain (loss), net	(32)	—	(32)	—
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses), net	11,854	(23,847)	(2,197)	(17,003)
Reclassification adjustment for gains (losses) included in net income, net of tax	(1,087)	(12)	(1,290)	710
Other comprehensive income (loss), net of tax	10,735	(23,859)	(3,519)	(16,293)
Comprehensive income (loss)	$31,631	$(9,398)	$40,313	$11,389

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
(Dollars in thousands)	June 30, 2005	June 30 2004
		(As Restated)
Cash flows from operating activities:
Net income	$43,832	$27,682
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan and lease losses	(3,000)	(5,530)
(Gains) losses on investment securities, net	429	(2,224)
Changes in fair values of derivatives	1,601	3,460
Depreciation and amortization	4,173	4,323
Minority interest	(813)	548
Tax benefit of stock compensation	7,198	3,507
Amortization of stock-based compensation	3,441	773
Amortization of deferred warrant related loan fees	(3,504)	(2,610)
Deferred income tax expense (benefit)	1,310	(112)
Changes in other assets and liabilities:
(Increase) in accrued interest receivable	(4,624)	(2,224)
(Increase) decrease in accounts receivable	867	(7,557)
(Increase) in income tax receivable	(6,442)	(735)
Increase (decrease) in accrued retention, incentive plans, other compensation benefits payable	(14,037)	2,333
Other, net	12,445	5,550
Net cash provided by operating activities	42,876	27,184

Cash flows from investing activities:
Purchases of investment securities	(349,232)	(1,023,375)
Proceeds from sales of investment securities	210,120	141,134
Proceeds from maturities and pay downs of investment securities	7,902	390,989
Net (increase) in loans	(123,415)	(133,376)
Proceeds from recoveries of charged-off loans	7,829	7,263
Purchases of premises and equipment	(8,245)	(3,252)
Net cash (used by) investing activities	(255,041)	(620,617)

Cash flows from financing activities:
Net increase in deposits	153,605	338,525
Increase in other borrowings, net	1,598	25,000
Capital contributions from minority interest participants, net of distributions	28,208	17,400
Proceeds from issuance of common stock	12,921	11,756
Repurchase of common stock	(73,140)	—
Net cash provided by financing activities	123,192	392,681
Net (decrease) in cash and cash equivalents	(88,973)	(200,752)
Cash and cash equivalents at beginning of year	627,218	835,313
Cash and cash equivalents at end of period	$538,245	$634,561
Supplemental disclosures:
Cash paid during the period for:
Interest paid	$6,799	$5,512
Income taxes paid	$27,043	$13,920

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Nature of Business

SVB Financial Group (formerly known as Silicon Valley Bancshares) (individually referred to as SVB Financial) and its subsidiaries (collectively, including SVB Financial, referred to as the Company) offer clients financial products and services through five lines of banking and financial services (see Note 10. Segment Reporting).  SVB Financial is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the Bank), a California chartered bank founded in 1983.   The Company is headquartered in Santa Clara, California.  As of May 31, 2005, the Company changed its name from Silicon Valley Bancshares to SVB Financial Group.

The Bank serves more than 10,000 clients across the country, through its 26 regional offices in the United States, and through two foreign subsidiaries located in London, England and Bangalore, India. The Bank has 12 offices throughout California and operates regional offices across the country in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves corporate clients in all stages of maturity ranging from emerging-growth companies to established middle market corporate companies in the technology and life science markets and the premium wine industry. The Company defines “emerging-growth” clients as companies in the start-up or early stages of their life cycle. These companies tend to be privately held and backed by venture capital investors. They generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market, and have no or little revenue. By contrast, the Company defines “middle market” clients as companies that tend to be more mature. These companies may be publicly traded and more established in the markets in which they participate. Additionally, merger, acquisition, private placement, and corporate partnering services are provided through the Company’s wholly-owned investment banking subsidiary, SVB Alliant, whose offices are in California and Massachusetts.

2.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (of a normal and recurring nature) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (GAAP). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of the results for any future periods. These interim consolidated financial statements should be read in conjunction with the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2004 (“2004 Form 10-K/A”).

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements, as restated, at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Note 2 to the Consolidated Financial Statements that are presented in the Company’s 2004 Form 10-K/A.

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

Federal Funds Sold, Securities Purchased under Agreement to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreement to resell and other short-term investments as reported in the consolidated balance sheets include interest-bearing deposits in other financial institutions of $23.1 million and $11.4 million at June 30, 2005 and December 31, 2004, respectively.

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

Compensation expense related to the Employee Stock Purchase Plan (ESPP), used in determining the pro forma net income and basic and diluted earnings per share amounts, is calculated in accordance with the provisions of FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for certain Employee Stock Purchase Plans with a Look-back Option.”

If compensation cost related to both the Company’s stock option awards to employees and directors and to the ESPP had been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income, basic earnings per share, and diluted earnings per share would have been the pro forma amounts shown below for the three months and six months ended June 30, 2005 and June 30, 2004:

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
		(As restated)		(As restated)
Net income, as reported	$20,896	$14,461	$43,832	$27,682

Add: Stock-based compensation expense, net of tax reported in net income	1,257	301	1,919	445
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(5,591)	(8,686)	(10,909)	(14,174)
Net income, pro forma	$16,562	$6,076	$34,842	$13,953

Earnings per common share – basic:
As reported	$0.60	$0.41	$1.24	$0.79
Pro forma	0.48	0.17	0.99	0.40
Earnings per diluted share – diluted:
As reported	$0.54	$0.39	$1.13	$0.75
Pro forma	0.45	0.17	0.93	0.39

Refer to the Company’s 2004 Form 10-K/A under “Part II. Item 8. Consolidated Financial Statements and Supplementary Data — Note 19 to the Consolidated Financial Statements — Employee Benefit Plans” for assumptions used in calculating the pro forma amounts above.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123, revised 2004, “Share-Based Payment” (SFAS No. 123 (R)) which is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments using a fair value method, and record such expense in the Company’s consolidated financial statements for interim or annual reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the SEC) provided issuers with an election to defer the adoption date of SFAS No. 123(R) from the first interim or annual reporting period beginning after June 15, 2005 to the first annual reporting period beginning after June 15, 2005. The Company elected to defer the effective date of SFAS No. 123(R) until fiscal 2006.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 also changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company beginning January 1, 2006. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations or financial condition.

3.   Restatement of Financial Statements

As described in the Company’s 2004 Form 10-K/A and its Amendment No. 1 on Form 10-Q/A for the three months ended March 31, 2005 (“Q1 Form 10-Q/A”), both of which were filed with the SEC prior to the filing of this report on Form 10-Q, the Company has restated its interim consolidated financial statements as of and for the three-month period ended March 31, 2005, the consolidated annual financial statements for the years 2004, 2003 and 2002, interim consolidated financial information for each of the quarters within fiscal 2004 and 2003, and selected financial data for fiscal years 2004, 2003, 2002, 2001 and 2000, for purposes of correcting misapplications of GAAP (the “Restatement”).  This note should be read in conjunction with Note 3, “Restatement of Financial Statements” in the Notes to the Company’s consolidated financial statements included in Item 8, Consolidated Financial Statements and Supplementary Data of the 2004 Form 10-K/A, which provides further information on the nature and impact of the Restatement.

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

Under the revised accounting treatment, equity warrant assets in the Company’s private and public client companies, which include net share settlement provisions are recorded at fair value and are classified as derivative assets, a component of other assets on the Company’s balance sheet at the time they are obtained. The grant date fair values of these equity warrant assets are deemed to be loan fees and, as such, are required to be recognized as an adjustment of loan yield through interest income, as prescribed by SFAS No. 91 “Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases” (SFAS No. 91).  Similar to other loan fees, the yield adjustment related to the grant date fair value of equity warrant assets, received directly in connection with the issuance of a credit facility, is recognized over the life of the related credit facility in interest income.  Any changes in value of the warrant derivative assets subsequent to the grant date fair value are recognized in gains (losses) on derivative instruments, net in the Company’s consolidated statements of income.  If the warrant is in the money, the Company exercises these equity warrants for shares when a portfolio company completes an initial public offering on a publicly reported market or is acquired by a publicly traded company.  On the date a warrant is exercised and exchanged for equity securities, it is marked to market as a derivative asset with the resulting change in value recognized in gains (losses) on derivative instruments, net, in noninterest income, a component of consolidated net income.  As of the exercise date, the basis or value in the equity securities is reclassified from Other Assets to the Investment Securities line item on the balance sheet.  The equity securities are classified as available-for-sale securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Instruments” (SFAS No. 115).  In accordance with the provisions of SFAS No. 115, changes in fair value of securities designated as available for sale are excluded from net income and reported in accumulated other comprehensive income after applicable taxes, which is a separate component of stockholders’ equity.

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

Non-refundable loan fees and costs associated with our lending products were not reported in accordance with the provisions of SFAS No. 91.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30, 2004
	As Previously
(Dollars in thousands, except per share amounts)	Reported	Adjustments	As Restated

Interest Income:
Loans	$37,280	$(1,666)	$35,614
Investment securities:
Taxable	17,989	(411)	17,578
Non-Taxable	1,290	—	1,290
Federal funds sold, securities purchased under agreement to resell and other short-term investments	1,306	411	1,717
Total interest income	57,865	(1,666)	56,199
Interest expense
Deposits	2,124	—	2,124
Other borrowings	712	—	712
Total interest expense	2,836	—	2,836
Net interest income	55,029	(1,666)	53,363
(Recovery of) provision for loan and lease losses	(5,860)	(315)	(6,175)
Net interest income after (recovery of) provision for loan and lease losses	60,889	(1,351)	59,538

Noninterest income:
Client investment fees	6,399	—	6,399
Letter of credit and standby letter of credit income	3,805	(1,462)	2,343
Corporate finance fees	10,897	(138)	10,759
Deposit service charges	3,695	—	3,695
Income from client warrants	3,310	(3,310)	—
Gains (losses) on derivative instruments, net	—	3,593	3,593
Gains (losses) on investment securities, net	478	277	755
Other	2,924	—	2,924
Total noninterest income	31,508	(1,040)	30,468

Noninterest expense:
Compensation and benefits	41,153	(480)	40,673
Professional services	4,876	—	4,876
Net occupancy	4,587	78	4,665
Furniture and equipment	3,450	—	3,450
Business development and travel	2,180	—	2,180
Correspondent bank fees	1,243	—	1,243
Data processing services	789	—	789
Telephone	902	—	902
Provision for (reduction of) unfunded credit commitments	3,101	—	3,101
Other	4,470	—	4,470
Total noninterest expense	66,751	(402)	66,349

Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	25,646	(1,989)	23,657
Minority interest in net (income) losses of consolidated affiliates	(67)	—	(67)
Income (loss) before income tax expense	25,579	(1,989)	23,590
Income tax expense (benefit)	9,871	(742)	9, 129
Net income	$15,708	$(1,247)	$14,461

Earnings per common share-basic	$0.45	$(0.04)	$0.41
Earnings per common share-diluted	$0.43	$(0.04)	$0.39

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Six Months ended June 30, 2004
	As Previously
(Dollars in thousands, except per share amounts)	Reported	Adjustments	As Restated
Interest Income:
Loans	$73,912	$(2,790)	$71,122
Investment securities:
Taxable	32,012	(940)	31,072
Non-Taxable	2,751	—	2,751
Federal funds sold, securities purchased under agreement to resell and other short term investments	2,750	940	3,690
Total interest income	111,425	(2,790)	108,635
Interest expense
Deposits	4,138	—	4,138
Other borrowings	1,438	—	1,438
Total interest expense	5,576	—	5,576
Net interest income	105,849	(2,790)	103,059
(Recovery of) provision for loan and lease losses	(2,742)	(2,788)	(5,530)
Net interest income after (recovery of) provision for loan and lease losses	108,591	(2)	108,589

Noninterest income:
Client investment fees	12,667	—	12,667
Letter of credit and standby letter of credit income	14,984	157	15,141
Corporate finance fees	7,534	(2,520)	5,014
Deposit service charges	7,408	—	7,408
Income from client warrants	6,218	(6,218)	—
Gains (losses) on derivative instruments, net	—	6,158	6,158
Gains (losses) on investment securities, net	1,800	424	2,224
Other	5,783	—	5,783
Total noninterest income	56,394	(1,999)	54,395

Noninterest expense:
Compensation and benefits	75,256	(1,176)	74,080
Professional services	9,110	156	9,266
Net occupancy	8,215	—	8,215
Furniture and equipment	6,359	—	6,359
Business development and travel	4,171	—	4,171
Correspondent bank fees	2,524	—	2,524
Data processing services	1,874	—	1,874
Telephone	1,684	—	1,684
Provision for (reduction of) unfunded credit commitments	—	2,382	2,382
Other	7,626	—	7,626
Total noninterest expense	116,819	1,362	118,181

Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	48,166	(3,363)	44,803
Minority interest in net (income) losses of consolidated affiliates	(548)	—	(548)
Income (loss) before income tax expense	47,618	(3,363)	44,255
Income tax expense (benefit)	17,900	(1,327)	16,573
Net income	$29,718	$(2,036)	$27,682

Earnings per common share-basic	$0.85	$(0.06)	$0.79
Earnings per common share-diluted	$0.81	$(0.06)	$0.75

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months ended June 30, 2004
(Dollars in thousands)	As Previously Reported	Adjustments	As Restated
Net income	$15,708	$(1,247)	$14,461
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses), net of tax	(25,952)	2,105	(23,847)
Reclassification adjustment for gains (losses) included in net income, net of tax	(1,979)	1,967	(12)
Other comprehensive income (loss), net of tax	(27,931)	4,072	(23,859)
Comprehensive income (loss)	$(12,223)	$2,825	$(9,398)

	For the Six Months ended June 30, 2004
(Dollars in thousands)	As Previously Reported	Adjustments	As Restated
Net income	$29,718	$(2,036)	$27,682
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses), net of tax	(17,511)	508	(17,003)
Reclassification adjustment for gains (losses) included in net income, net of tax	(4,658)	5,368	710
Other comprehensive income (loss), net of tax	(22,169)	5,876	(16,293)
Comprehensive income (loss)	$7,549	$3,840	$11,389

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30, 2004
(Dollars in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net cash (used) provided by operating activities	$19,442	$7,742	$27,184
Cash flows from investing activities:
Net cash (used) provided by investing activities	(668,813)	48,196	(620,617)
Cash flows from financing activities:
Net cash (used) provided by financing activities	399,009	(6,328)	392,681
Foreign exchange effect on cash and cash equivalents	—	—	—
Net increase (decrease) in cash and cash equivalents	(250,362)	49,610	(200,752)
Cash and cash equivalents at beginning of period	794,996	40,317	835,313
Cash and cash equivalents at end of period	$544,634	$89,927	$634,561
Supplemental disclosures:
Cash paid during the period for:
Interest paid	$5,512	$—	$5,512
Income taxes paid	$13,920	$—	$13,920

4.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three months and six months ended June 30, 2005 and June 30, 2004.

	For the three months ended June 30,			For the six months ended June 30,
(Dollars and shares in thousands,	Net	Weighted Average	Per Share	Net	Weighted Average	Per Share
except per share amounts)	Income	Shares	Amount	Income	Shares	Amount
2005:
Basic EPS:
Income available to common stockholders	$20,896	35,010	$0.60	$43,832	35,339	$1.24
Effect of dilutive securities:
Stock options, restricted stock and convertible debt	—	3,464		—	3,288

Diluted EPS:
Income available to common stockholders and assumed conversions	$20,896	38,474	$0.54	$43,832	38,627	$1.13

2004: (As Restated)
Basic EPS:
Income available to common stockholders	$14,461	35,049	$0.41	$27,682	34,965	$0.79
Effect of dilutive securities:
Stock options, restricted stock and convertible debt	—	2,078		—	1,983

Diluted EPS:
Income available to common stockholders and assumed conversions	$14,461	37,127	$0.39	$27,682	36,948	$0.75

In September 2004, the EITF reached final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” requiring that contingently convertible securities should be treated as convertible securities and included in the calculation of diluted earnings per common share.  The diluted earnings per common share for the three and six months ended June 30, 2005 and 2004, have been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8.  The potentially dilutive effect of the contingently convertible debt using the treasury stock method was 1,152,143 shares as of June 30, 2005.  The Company included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in its fully diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of Emerging Issue Task Force (EITF) issue No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share”. However, the exposure draft of SFAS No. 128R, if adopted in its proposed form, will require the Company to change its accounting for the calculation of EPS on its contingently convertible debt to the “if converted” method. The “if converted” treatment of the contingently convertible debt would have decreased EPS by $0.04 per diluted common share, or 7.4 percent and $0.08 per diluted common share or 7.1 percent, for the three and six months ended June 30, 2005, respectively.

5.  Investment Securities

The detailed composition of the Company’s investment securities is presented as follows:

	June 30,	December 31,
(Dollars in thousands)	2005	2004

Available-for-sale securities, at fair value	$2,016,012	$1,926,685
Marketable securities (investment company fair value accounting)	344	480
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments(1)	66,428	52,547
Other private equity investments(2)	20,018	15,720
Other investments(3)	24,161	11,247
Non-marketable securities (equity method accounting):
Other investments (4)	3,590	2,388
Low income housing tax credit funds	12,876	14,070
Non-marketable securities (cost method accounting):
Fund investments	28,059	27,409
Federal Home Loan Bank stock (5)	17,512	12,798
Federal Reserve Bank stock (5)	8,220	7,967
Other private equity investments	3,796	3,656
Total investment securities	$2,201,016	$2,074,967

(1)   Includes $52.1 million and $45.3 million related to SVB Strategic Investors Fund, LP, at June 30, 2005, and December 31, 2004, respectively. The Company has a controlling ownership interest of 12.6% and 11.1% in the fund at June 30, 2005 and December 31, 2004, respectively. It also includes $14.3 million and $7.3 million related to SVB Strategic Investors Fund II, LP, at June 30, 2005 and December 31, 2004, respectively. The Company has a controlling interest of 8.6% and 14.4 % in the fund at June 30, 2005 and December 31, 2004, respectively.

(2)   Includes $20.0 million and $15.7 million related to Silicon Valley BancVentures, LP, at June 30, 2005, and December 31, 2004, respectively. The Company has a controlling ownership interest of 10.7% in the fund for both the periods ended June 30, 2005 and December 31, 2004.

(3)   Includes $20.7 million and $9.0 million related to Partners For Growth, LP, at June 30, 2005 and December 31, 2004, respectively. The Company has a majority ownership interest of slightly above 50.0% and 53.2% in the fund at June 30, 2005 and December 31, 2004, respectively. It also included $3.4 million and $2.3 million related to Gold Hill Venture Lending 03, LP, a venture debt fund, as of June 30, 2005 and December 31, 2005, respectively.  The Company has a direct ownership interest of 4.8% in the fund for both periods ended June 30, 2005 and December 31, 2004.

(4)   Includes $3.6 million and $2.4 million related to Gold Hill Venture Lending Partners 03, LLC, the general partner of Gold Hill Venture Lending 03, LP, at June 30, 2005 and December 31, 2004, respectively.  The Company has a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC.  Gold Hill Venture Lending Partners 03, LLC has an ownership interest of 5.0% in the fund for both periods ended June 30, 2005 and December 31, 2004.

(5)   Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock are restricted, as the Company is required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement.

The following table presents the components of gains and losses on investment securities, for the three months and six months ended June 30, 2005 and June 30, 2004.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2005	2004	2005	2004
		(As Restated)		(As Restated)
Gross gains on investment securities:
Available-for-sale securities, at fair value	$71	$15	$123	$1,213
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	1,256	1,199	4,902	2,642
Other private equity investments	540	757	945	2,101
Other investments	22	—	22	—
Non-marketable securities (cost method accounting):
Venture capital fund investments	527	119	527	119
Other private equity investments	50	755	48	790
Total gross gains on investment securities	2,466	2,845	6,567	6,865
Gross losses on investment securities:
Available-for-sale securities, at fair value	(1,929)	(36)	(2,355)	(3)
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(1,453)	(848)	(1,453)	(2,189)
Other private equity investments	(51)	(155)	(51)	(1,362)
Other investments		—	—	—
Non-marketable securities (cost method accounting):
Venture capital fund investments	(643)	(937)	(2,745)	(937)
Other private equity investments	(21)	(114)	(392)	(150)
Total gross losses on investment securities	(4,097)	(2,090)	(6,996)	(4,641)
Net gains (losses) on investment securities	$(1,631)	$755	$(429)	$2,224

6.  Loans and Allowance for Loan and Lease Losses

The detailed composition of loans, net of unearned income of $20.3 million and $18.4 million, for the periods ended June 30, 2005, and December 31, 2004, respectively, is presented in the following table:

	June 30,	December 31,
(Dollars in thousands)	2005	2004

Commercial loans	$2,034,263	$1,927,271

Vineyard development	88,019	80,960
Commercial real estate	20,253	18,562
Total real estate construction	108,272	99,522

Real estate term — consumer	31,306	27,124
Real estate term — commercial	19,378	16,720
Total real estate term	50,684	43,844

Consumer and other	230,746	237,951
Total loans, net of unearned income	$2,423,965	$2,308,588

The activity in the allowance for loan and lease losses for the three months and six months ended June 30, 2005 and 2004 was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2005	2004	2005	2004
		(As Restated)		(As Restated)
Beginning balance	$35,698	$49,381	$37,613	$49,862
(Recovery of) provision for loan and lease losses	814	(6,175)	(3,000)	(5,530)
Loans charged off	(2,010)	(2,751)	(6,070)	(6,715)
Recoveries	1,870	4,425	7,829	7,263
Ending balance	$36,372	$44,880	$36,372	$44,880

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $15.8 million and $12.6 million at June 30, 2005, and June 30, 2004, respectively. Allocations of the allowance for loan and lease losses specific to impaired loans totaled $1.0 million at June 30, 2005, and $3.8 million at June 30, 2004. Average impaired loans for the second quarter of 2005 and 2004 totaled $14.8 million and $13.7 million, respectively.

7.  Borrowings

The following table represents the outstanding borrowings at June 30, 2005 and December 31, 2004:

		June 30,	December 31,
(Dollars in thousands)	Maturity	2005	2004

0% Short-term borrowings(1)	September 28, 2005	$9,262	$9,120
Other borrowings	Overdraft	1,756	—
Revolving line of credit – venture debt fund	Due on Demand	400	700
Total other borrowings		$11,418	$9,820

Contingently convertible debt	June 15, 2008	$147,195	$146,740
Junior subordinated debentures	October 15, 2033	50,304	49,470

(1)             Relates to the acquisition of SVB Alliant (Alliant Partners) in 2001 and were payable to the former owners, who have been employed by the Company.  These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.

Interest expense related to other borrowings was $0.9 million and $0.7 million for the three months ended June 30, 2005 and June 30, 2004, and $1.7 million and $1.4 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The weighted average interest rates associated with the Company’s borrowings outstanding for the three and six months ended June 30, 2005 were 1.74% and 1.66%, respectively.

Contingently Convertible Debt

On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of the Company’s common stock. This represents 4,460,610 shares of the Company’s common stock. On August 14, 2003, the Company filed a shelf registration statement with the SEC, with respect to the resale of the notes and the common stock issuable upon the conversion of the notes. The fair value of the convertible debt at June 30, 2005, was $216.0 million, based on quoted market prices. The Company intends to settle the principal amount of $150.0 million (accreted value) in cash. Based on the terms of the notes, if, at any time before June 15, 2007, the per share stock price on the last trading day of the immediately preceding fiscal quarter was 110% or more of the then current conversion price, the notes would become convertible. The per share closing price of $44.06 of the Company’s common stock on March 31, 2005, the last trading day of first quarter of 2005, was 110% or more than the then current conversion price of $33.6277. Accordingly, during the second quarter of 2005, our note holders held the right, at their option, to convert their notes, in whole or in part, into shares of the Company’s common stock, subject to certain limitations, at the conversion price of $33.6277. The Company settled in cash its obligations relating to the conversion of notes in an aggregate principal amount of $35,000 for which the Company had received conversion notice during the second quarter of 2005.

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

7.0% Junior Subordinated Debentures

On October 30, 2003, the Company issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. The Company’s distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. The junior subordinated debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent that the Company redeems any debentures earlier. The Company may redeem the debentures prior to maturity in whole or in part, at its option, at any time on or after October 30, 2008. In addition, the Company may redeem the debentures, in whole but not in part, prior to October 30, 2008 upon the occurrence of certain events. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. Also see Note 8. Derivative Financial Instruments below. The fair value of the 7.0% junior subordinated debentures was estimated to be $51.0 million as of June 30, 2005 and $50.2 million as of December 31, 2004.  The Company has guaranteed the trust preferred securities issued by SVB Capital II.

Available Lines of Credit

As of June 30, 2005, the Company had available $430.0 million in federal funds and lines of credit, all of which were unused. In addition to the available federal funds lines the Company has repurchase agreement lines available with multiple securities dealers. Reverse repurchase lines allow the Company to finance short term borrowings using various fixed income securities as collateral. At June 30, 2005, the Company had not borrowed against any of its reverse repurchase lines.

8.  Derivative Financial Instruments

The Company designates a derivative as held for hedging purposes or as non-hedging when it enters into a derivative contract. The designation may change based upon management’s reassessment or changing circumstances. Derivative instruments that the Company obtains or uses include interest rate swaps, forward contracts, options and warrants.  A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option or warrant contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument (including another derivative financial instrument), index, currency or commodity at a predetermined rate or price during a period or at a time in the future. Option or warrant agreements can be transacted on organized exchanges or directly between parties.  The Company records period-end gross positive fair values of derivative instruments in other assets and the gross negative fair values in other liabilities.

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives were:

	At June 30, 2005
	Notional or
	contractual	Credit risk	Estimated net
	amount	Amount (1)	fair value
			Asset (liability)
	(Dollars in thousands)

Fair Value Hedge
Interest rate swap	$50,000	$797	$797

Derivatives
Foreign exchange spot and forwards	496,627	6,311	2,750
Foreign currency options	19,538	164	—
Equity warrant assets	N/A	27,291	27,291

	At December 31, 2004
	(Dollars in thousands)

Fair Value Hedge
Interest rate swap	$50,000	$49	$49

Derivatives
Foreign exchange spot and forwards	525,434	10,011	(431)
Foreign currency options	13,460	47	—
Equity warrant assets	N/A	28,928	28,928

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

The terms of this fair value hedge agreement provide for a swap of the Company’s 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. Because the swap meets the criteria for the short-cut treatment, the benefit or expense is recorded in the period incurred. This derivative agreement provided net income of $0.3 million and $0.6 million in the three months ended June 30, 2005 and 2004, and $0.7 million and $1.2 million in the six months ended June 30, 2005 and 2004, respectively. The swap agreement mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. The Company assumes no ineffectiveness as the swap agreement meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the swap are offset by changes in the fair value of the junior subordinated debentures, and no net gain or loss is recognized in earnings. Changes in the fair value of the derivative agreement and the junior subordinated debentures are primarily dependent on changes in market interest rates.

 Derivatives

The Company enters into various derivatives primarily to provide derivative products or services to customers.  These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting.

The Company enters into foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. For each of the foreign exchange forward contracts and non-deliverable foreign exchange forward contracts entered into with its clients, the Company enters into an opposite way foreign exchange forward contract and non-deliverable foreign exchange forward contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates. These contracts are short-term in nature, typically expiring within one year. The Company has not experienced nonperformance by counterparties and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties to such agreements. Period end fair value of foreign currency forward contracts is included in Other Assets and Other Liabilities as of June 30, 2005 and December 31, 2004.  The change in fair value of these contracts is recorded in the line item gains on derivative instruments, net in noninterest income, a component of consolidated net income.

The Company enters into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the client’s need. For each of the currency option contracts entered into with its clients, the Company enters into an opposite way foreign currency option contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates. These contracts typically expire in less than one year. The Company has not experienced nonperformance by counterparties and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties. The change in fair value of these contracts is recorded in gains (losses) on derivatives in noninterest income, a component of consolidated net income.

The Company enters into foreign exchange forward contracts with correspondent banks to economically hedge the risk of fluctuations in the foreign exchange exposure risk related to certain foreign currency denominated loans. These contracts are short term in nature, typically expiring within one year. The Company has not experienced nonperformance by counterparties and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties to such foreign exchange forward contracts. The change in fair value of these contracts is recorded in gains on derivatives in noninterest income, a component of consolidated net income.

The Company obtains derivative equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The purpose of obtaining warrants from client companies is intended to increase the Company’s future noninterest income.  The change in fair value of equity warrant assets is recorded in gains on derivative instruments in noninterest income, a component of consolidated net income. The change in fair value of the warrants resulted in a net loss of $1.5 million, and $2.5 million for the three months ended June 30, 2005 and 2004, and $1.6 million and $4.7 million for the six months ended June 30, 2005 and 2004, respectively.  For information on the Company’s change in the value of warrant assets, see Note 3 — Restatement of Financial Statements.

Derivative Fair Value Instruments Indexed to and Potentially Settled in a Company’s Own Stock

Concurrent with the issuance of the $150 million principal amount of contingently convertible notes, (see Note 7 Borrowings), the Company entered into a convertible note hedge (purchased call option) at a cost of $39.3 million and a warrant transaction providing proceeds of $17.4 million with respect to its common stock, with the objective of decreasing its exposure to potential dilution from conversion of the contingently convertible notes, (see Note 7. — Borrowings). Under the terms of the convertible note hedge, upon the occurrence of conversion events, the Company has the right to purchase up to approximately 4,460,610 shares of its common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. The Company has the option to settle any amounts due under the convertible hedge either in cash or net shares of its common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF No. 00-19. Under the warrant agreement, the counterparty may purchase up to approximately 4,460,608 shares of the Company’s common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008. The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF No. 00-19. During the three and six month periods ending June 30, 2005 and 2004, the warrant was not dilutive to the Company’s EPS, as the Company’s average common stock price remained below $51.34 during these periods.

9.  Common Stock Repurchase

On January 27, 2005, the Company announced that its Board of Directors authorized the repurchase of up to an additional $75.0 million of common stock under the Company’s stock repurchase program, in conjunction with the $160.0 million originally approved in May 2003. The additional $75.0 million of shares may be repurchased at any time, at the Company’s discretion, before June 30, 2006, in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, the repurchase of the additional shares may be commenced or suspended at any time prior to June 30, 2006, without any prior notice.  Since May 2003 when the program was approved by the Board of Directors, the Company has repurchased 6.4 million shares totaling $199.0 million as of June 30, 2005. The approximate dollar value of shares that may still be repurchased under this program is $31.5 million.

Under the May 2003 stock repurchase program, the Company repurchased (i) during the three-month period ending June 30, 2005, 831,300 shares of its common stock for $39.2 million in, and (ii) during the six-month period ending June 30, 2005, 1,598,800 shares of its common stock for $73.2 million.

From time to time, the Company may implement a non-discretionary Rule 10b5-1 trading plan, under which the Company will automatically repurchase shares of its common stock pursuant to a predetermined formula for a specified period of time.

10.  Segments Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company is organized into five lines of banking and financial services for management reporting:  Commercial Banking, SVB Capital, SVB Alliant, Global Financial Services, and Private Client Services and Other. These operating segments are strategic units that offer different services to different clients. The segments are managed separately because they appeal to different markets and, accordingly, require different strategies. The results of operating segments are based on the Company’s internal profitability reporting process. This process assigns each client relationship in its entirety, to a primary operating segment. The process assigns income and expenses to the operating segments according to the customer’s primary relationship designation. Additionally, working capital and its associated costs are allocated to the operating segments on an economic basis, treating each operating segment as if it were an independent entity. Unlike financial reporting, which benefits from the comprehensive structure provided by generally accepted accounting principles of the United States of America, the internal profitability reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of operating segments based on the Company’s internal operating structure and is not necessarily comparable with similar information for other financial services companies. Changes in the management structure and/or the allocation process have resulted, and may in the future result in, changes in the Company’s allocation methodology as this process is under constant refinement. In the event of such changes, results for prior periods have been, and may be, restated for comparability. Changes in an individual client’s primary relationship designation have resulted, and may in the future result, in certain clients’ inclusion in different segments in different periods.

As of June 30, 2005, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131, the Company’s reportable segments are:  Commercial Banking, and SVB Capital. SVB Alliant, Private Client Services and Global Financial Services do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such, have been aggregated in a column labeled Other Business Services for segment reporting purposes.  For further information, please see the Company’s 2004 Form 10-K/A under “Part II. Item 8. Consolidated Financial Statements and Supplementary Data - Note 25. Segment Reporting.”

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

The Other Business Services segment is principally comprised of the Private Client Services, SVB Alliant, Global Financial Services and other business service units that are not part of the Commercial Bank, or SVB Capital segments. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit.  SVB Alliant provides investment banking products and services including, merger and acquisition services, strategic alliances services, and specialized financial studies such as valuations and fairness opinions.  Global Financial Services serves the needs of the Company’s domestic clients with global banking products, including foreign exchange and global finance and access to SVB Financial Group’s international banking network for in-country services abroad.  Global Financial Services also supports venture capital and commercial banking clients with business services through subsidiaries in India and the United Kingdom.

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

The Company’s segment information at and for the three months and six months ended June 30, 2005 and 2004 are as follows:

	Commercial Banking	SVB Capital	Other Business Services	Total
	(Dollars in thousands)

Three Months ended June 30, 2005

Net interest income	$54,667	$4,936	$12,087	71,690
(Recovery of) provision for loan and lease losses(1)	259	—	555	814
Noninterest income(2)	22,847	2,132	5,154	30,133
Noninterest expense (3)	45,197	4,723	16,405	66,325
Minority interest in net (income) loss of consolidated affiliates	—	—	372	372
Income (loss) before income tax expense(5)	$32,058	$2,345	$653	$35,056

Total average loans	$1,923,893	$79,868	$249,387	$2,253,148
Total average assets(4)	3,770,905	669,759	600,015	5,040,679
Total average deposits	3,315,236	627,399	171,259	4,113,894
Goodwill at June 30, 2005	—	—	35,639	35,639

Three Months ended June 30, 2004 (As Restated)
Net interest income	$39,641	$2,617	$11,105	$53,363
(Recovery of) provision for loan and lease losses(1)	(1,355)	(4)	(4,816)	(6,175)
Noninterest income (2)	20,156	982	9,330	30,468
Noninterest expense(3)	42,874	3,943	19,532	66,349
Minority interest in net (income) losses of consolidated affiliates	—	—	(67)	(67)
Income (loss) before income tax expense(5)	$18,278	$(340)	$5,652	$23,590

Total average loans	$1,564,401	$81,872	$232,029	$1,878, 302
Total average assets(4)	3,649,626	542,229	557,003	4,748,858
Total average deposits	3,236,317	508,127	154,004	3,898,448
Goodwill at June 30, 2004	—	—	37,549	37,549

Six Months ended June 30, 2005
Net interest income	$105,622	$9,032	$26,391	$141,045
(Recovery of) provision for loan and lease losses(1)	(3,154)	—	154	(3,000)
Noninterest income (2)	41,493	5,251	8,529	55,273
Noninterest expense (3)	87,784	9,419	29,937	127,140
Minority interest in net (income) loss of consolidated affiliates	—	—	813	813
Income (loss) before income tax expense(5)	$62,485	$4,864	$5,642	$72,991

Total average loans	$1,888,593	$81,050	$243,606	$2,213,249
Total average assets(4)	3,829,859	655,352	597,698	5,082,909
Total average deposits	3,378,951	614,734	161,605	4,155,290
Goodwill at June 30, 2005	—	—	35,639	35,639

Six Months ended June 30, 2004 (As Restated)
Net interest income	$77,686	$5,051	$20,322	$103,059
(Recovery of) provision for loan and lease losses(1)	(137)	—	(5,393)	(5,530)
Noninterest income (2)	38,731	1,829	13,835	54,395
Noninterest expense (3)	80,698	7,664	29,819	118,181
Minority interest in net (income) loss of consolidated affiliates	—	—	(548)	(548)
Income (loss) before income tax expense(5)	$35,856	$(784)	$9,183	$44,255

Total average loans	$1,542,011	$72,849	$226,696	$1,841,556
Total average assets(4)	3,516,650	528,077	547,050	4,591,777
Total average deposits	3,120,593	493,596	145,091	3,759,280
Goodwill at June 30, 2004	—	—	37,549	37,549

(1)          For segment reporting purposes, the Company reports net loan charge-offs as the provision for loan losses.  Thus, the Other Business Services segment includes $0.6 million and $(4.8) million for the three-month periods ended June 30, 2005 and 2004, respectively, and includes $(1.3) million and $(5.4) million for the six-month periods ended June 30, 2005 and 2004, respectively, which represent the difference between net charge-offs and the provision for loan losses..

(2)          Noninterest income presented in the Commercial Bank segment included cash warrant income of $5.6 million and $3.3 million, for the three months ended June 30, 2005 and 2004, respectively and $7.3 million and $6.2 million, for the six months ended June 30, 2005 and

2004, respectively.

(3)          Commercial Banking segment includes direct depreciation and amortization of $0.5 million for the three months ended June 30, 2005 and 2004, and $0.9 million and $0.7 million for the six months ended June 30, 2005 and 2004, respectively.  Due to the complexity of the Company’s cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments (totaling approximately $1.5 million and $1.8 million for the three months ended June 30, 2005 and 2004, respectively, and approximately $3.2 million and $3.6 million for the six months ended June 30, 2005 and 2004, respectively.

(4)          Total assets for the Commercial Banking, SVB Capital, and Other Business Services segments equals the greater of total loans or the sum of total deposits and total stockholders’ equity for each segment.

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

The table below summarizes the Company’s standby letter of credits at June 30, 2005. The maximum potential amount of future payments represents the amount that could be remitted under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires within one	Expires after	Total amount	Maximum amount
(Dollars in thousands as of)	year or less	one year	outstanding	of future payments
Financial standby	$526,134	$87,518	$613,652	$613,652
Commercial standby	11,616	—	11,616	11,616
Performance standby	8,875	5,793	14,668	14,668
Total	$546,625	$93,311	$639,936	$639,936

At June 30, 2005, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.9 million. At June 30, 2005, cash and investment securities collateral available to us to reimburse losses under financial and performance standby letters of credits was $243.3 million.

In addition to standby letter of credit guarantees, the Company has issued additional guarantees as off-balance sheet arrangements. As of June 30, 2005, those guarantees include the following:

•                  The Bank, as a financial provider, routinely guarantees credit cards for some of its customers which have been provided by an unaffiliated financial institution.  The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. Certain of these amounts are secured by certificates of deposit and other assets which the Bank has rights to in the event of nonperformance by the customers.  The contract amount of these credit cards, which represents the maximum potential future payments guaranteed, including interest and principal payments, by the Bank, was $49.8 million at June 30, 2005. It is not considered probable that material losses would be incurred by the Bank as a result of these arrangements.

•                  The Company may be required to make contingent payments to the former owners of Woodside Asset Management based on their future revenue growth. During 2004, the Company paid one earn-out payment of $338,000 to the former owners of Woodside Asset Management. As of June 30, 2005, under the acquisition agreement, the maximum future gross earn-out payments to Woodside Asset Management’s former owners are $1.6 million.

12.  Related Party Transactions

In April 2005, the Company formed the SVB Qualified Investors Fund II, LLC (QIF II), a $5.1 million investment fund for employees that met certain eligibility requirements.  To be eligible to participate in QIF II, an employee must be of a certain seniority level and must be a “qualified investor” as such term is defined by the SEC.  QIF II was capitalized by commitments from certain eligible employees, including certain of the Company’s executive officers.  All employee participants are required to invest in the fund with their own money, but the Company manages the fund and pays all associated administrative costs.  QIF II’s principal purpose is to invest in a select number of private equity funds managed primarily by the Company or its affiliates.  The following individuals who were executive officers in 2005 participated in QIF II, each with individual commitment amounts between $100,000 and $250,000:  Greg Becker, Tim Hardin, Jack Jenkins-Stark, Harry Kellogg, Lynda Ward Pierce, Marc Verissimo, Ken Wilcox and Derek Witte.

Additionally, the final closing for SVB Strategic Investors Fund II, L.P. (“SIF II”), a venture investment fund formed by the Company, took place in June 2005.  SIF II is a $175.0 million venture fund of funds that invests in other venture funds and is managed by its general partner, SVB Strategic Investors Fund II, LLC, a wholly-owned subsidiary of the Company.  The Company holds a minority interest in SIF II.  The following two directors of the Company have also invested in SIF II and hold minority interests in the following commitment amounts: Felda Hardymon (through a family limited partnership), $1,000,000 and James Porter, $100,000.

13.  Legal Matters

Refer to the Company’s amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 under “Part I. Item 1. Interim Consolidated Financial Statements — Note 12 to the Interim Consolidated Financial Statements — Legal Matters” for a description regarding a certain litigation matter involving Gateway Communications, Inc.  The trial date has been postponed from December 2005 to April 2006.  As previously disclosed, the Company believes that the sole remaining claim has no merit and intends to defend the lawsuit vigorously.  Accordingly, the Company has not recorded an accrual related to this litigation.

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

14.  Subsequent Events

Repurchases under the Company’s stock repurchase program

Under the Company’s stock repurchase program, which was approved by its Board of Directors in May 2003, the Company repurchased 90,000 shares for a total cost of $4.5 million early in the third quarter of 2005 pursuant to a non-discretionary 10b-5-1 plan established during the second quarter.  No shares have been repurchased subsequent to the expiration of the 10b-5-1 plan.  To date, the Company has repurchased a total of 6.5 million shares for a total cost of $203.5 million.  Approximately $31.5 million remains available for repurchase under the current approved program.

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and notes as presented in Part I - Item 1 of this report and in conjunction with the Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2004 (“2004 Form 10-K/A”), as filed with the Securities and Exchange Commission (SEC). Certain reclassifications have been made to prior years’ results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

All of the numbers impacted by the Restatement in this section are as restated.

Restatement of Financial Statements

As described in our 2004 Form 10-K/A and our Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2005 (“Q1 Form 10-Q/A”), we have restated our interim consolidated financial statements as of and for the three-month period ended March 31, 2005, the consolidated annual financial statements for the years 2004, 2003 and 2002, quarterly financial data for each of the quarters within fiscal 2004 and 2003, and selected financial data for fiscal years 2004, 2003, 2002, 2001 and 2000, for purposes of correcting misapplications of GAAP (the “Restatement”).  This note should be read in conjunction with Note 3, “Restatement of Financial Statements” in the Notes to our consolidated financial statements included in Item 8, Consolidated Financial Statements and Supplementary Data of the 2004 Form 10-K/A, which provides further information on the nature and impact of the Restatement.

As previously disclosed, the Board of Directors decided on July 18, 2005 that we should restate these financial statements after concluding that our accounting for our warrant portfolio should conform to certain accounting pronouncements for derivative instruments interpreting Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133).  The restated financial statements reflect changes in our derivative equity warrant accounting and other related changes.  Additionally, in connection with the Restatement process, we reviewed, corrected and modified, where appropriate, certain of our accounting policies and practices.  Changes made as a result of such corrections are also included in the restated financial statements and the selected financial data as applicable.

In connection with the Restatement, we made corrections primarily related to our reporting of: (i) our derivative equity warrant assets pursuant to SFAS 133 and other related changes, (ii) our initial non-refundable corporate finance fees pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), (iii) our non-refundable loan fees and costs associated with our lending products pursuant to SFAS No. 91, Accounting for Nonrefundable Fees and Costs associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS No. 91), (iv) certain investment securities that were readily convertible to known amounts of cash and presented insignificant risk of changes in value with initial maturity dates of 90 days or less were reclassified and reported as cash equivalents pursuant to SFAS No. 95, Statement of Cash Flows, and (v) our current federal income taxes receivable and current federal income taxes payable were not reflected net on our balance sheets in accordance with the provisions of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

The Company also recorded various other adjusting entries as part of the Restatement.

Overview of Company Operations

SVB Financial is a bank holding company and a financial holding company that was incorporated in the state of Delaware in March 1999. As of May 31, 2005, we changed our name from Silicon Valley Bancshares to SVB Financial. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank’s deposits are insured by the Federal Deposit Insurance Corporation. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400. When we refer to “SVB Financial Group” or “we” or use similar words, we intend to include SVB Financial and all of its subsidiaries collectively, including Silicon Valley Bank. When we refer to “SVB Financial”, we are referring only to the parent company, SVB Financial Group.

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

SVB Capital also makes investments in venture capital and other private equity firms and in companies in the niches we serve. The segment also manages three venture funds that are consolidated into our financial statements: SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, which are funds of funds that invest in other venture funds, and Silicon Valley BancVentures, LP, a direct equity venture fund that invests in privately held technology and life science companies. This segment also includes investments in Gold Hill Venture Lending 03, LP and its parallel funds (collectively known as Gold Hill Venture Lending 03, LP), which provide secured debt to emerging growth clients in their earlier stages, and Partners for Growth, LP, a fund that provides secured debt to higher risk, emerging growth clients in their later stages. We define “emerging growth” clients as companies in the start-up or early stages of their life cycle. These companies tend to be privately held and backed by venture capital; they generally have few employees, have brought relatively few products or services to market, and have little or no revenue. By contrast, “middle market companies” tend to be more mature; they may be publicly traded and more established in the markets in which they participate, although not necessarily the leading players in their industries.

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

Private Client Services and Other

Our Private Client Services and Other group is principally comprised of our Private Client Services group and other business services units. Private Client Services provides a wide range of credit services to high-net-worth individuals using loans and long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also help our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through our subsidiary, Woodside Asset Management, Inc., we provide individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals. As a result of the Private Client Services group’s recent decision to focus on its core banking and credit products, we are exploring strategic alternatives in relation to Woodside Asset Management, including a possible sale to a third party.

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon our interim consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment” which is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments using a fair value method, and record such expense in our consolidated financial statements for interim or annual reporting periods beginning after June 15, 2005. On April 14, 2005 the SEC provided issuers with an election to defer the adoption date of SFAS No. 123(R) from the first interim or annual reporting period beginning after June 15, 2005 to the first annual reporting period beginning after June 15, 2005. The Company elected to defer the effective date of SFAS 123(R) until fiscal 2006.

The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) will have a material impact on our consolidated results of operations, financial position, and statement of cash flows as such expense will now be reported in our consolidated financial statements rather than on a pro forma basis in the notes to the consolidated financial statements. However, we expect that the pro forma expense calculated under SFAS No. 123 will approximate the expense that will be recognized under SFAS No. 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 also changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for the Company beginning January 1, 2006. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations or financial condition.

Results of Operations

Earnings Summary

We reported net income of $20.9 million for the three months ended June 30, 2005. This was $6.4 million, or 44.5%, higher than net income of $14.5 million for the three months ended June 30, 2004.  Net income totaled $43.8 million for the six months ended June 30, 2005. This was $16.2 million, or 58.3%, higher than net income of $27.7 million for the six months ended June 30, 2004.

Dilutive Effect of Contingently Convertible Debt on our Diluted Earnings per Share Calculation

We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in our diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of Emerging Issue Task Force (EITF) issue No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share”. The exposure draft of SFAS No. 128R, if adopted in its proposed form, will require us to change our accounting for the calculation of EPS on our contingently convertible debt to the “if-converted method”. The “if-converted” treatment of the contingently convertible debt would have decreased EPS by $0.04 per diluted common share, or 7.4% for the three months ended June 30, 2005, and by $0.08 per diluted common share, or 7.1% for the six months ended June 30, 2005, respectively.

Three Months ended June 30, 2005 Compared to Three Months ended June 30, 2004

Consolidated net income increased by $6.4 million for the three months ended June 30, 2005 versus the three months ended June 30, 2004.

•                  Net interest income increased by $18.3 million due to an increase in average interest-earning assets, particularly commercial loans and investment securities, and due to an improvement in yields generated from these assets.

This increase in net interest income was partially offset by an increase of $7.0 million in the provision for loan and lease losses.  In the second quarter of 2005, we recorded a provision for loan and lease loss expense of $0.8 million, compared to a $6.2 million recovery recorded in the second quarter of 2004.

Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004

Consolidated net income increased by $16.2 million between the six months ended June 30, 2005 and the six months ended June 30, 2004.

•                  Net interest income increased by $38.0 million due to an increase in average interest-earning assets, particularly commercial loans and investment securities, and due to an improvement in yields generated from these assets.

•                  An increase in noninterest expense of $9.0 million was largely attributable to higher compensation expense of $10.5 million due to higher employee head count and higher equity compensation costs. Additionally, higher professional services expense of $2.5 million was primarily due to costs associated with the restatement of the Company’s financial statements and other business initiatives.  These increases were offset by a reduction of unfunded credit commitments of $1.3 million in 2005 compared to a provision of unfunded credit commitments of $2.4 million in 2004.

The major components and changes of net income are summarized in the following table:

	For the three months			For the six months
	ended June 30,		%	ended June 30,		%
(Dollars in thousands)	2005	2004	Change	2005	2004	Change
		(As Restated)			(As Restated)
Net interest income	$71,690	$53,363	34.3%	$141,045	$103,059	36.9%
(Recovery of) provision for loan and lease losses	814	(6,175)	(113.2)	(3,000)	(5,530)	(45.8)
Noninterest income	30,133	30,468	(1.1)	55,273	54,395	1.6
Noninterest expense	66,325	66,349	0.0	127,140	118,181	7.6
Minority interest in net (income) loss (income) of consolidated affiliates	372	(67)	(655.2)	813	(548)	(248.4)
Income before income tax expense	35,056	23,590	48.6	72,991	44,255	64.9
Income tax expense	14,160	9,129	55.1	29,159	16,573	75.9
Net income	$20,896	$14,461	44.5	$43,832	$27,682	58.3
Return on average assets(1)	1.66%	1.22%		1.74%	1.21%
Return on average stockholders’ equity(1)	15.90	12.20		16.55	11.72
Average stockholders’ equity to average assets	10.46	10.02		10.51	10.32

(1)   These quarterly ratios represent annualized net income divided by quarterly average assets or equity.

Net Interest Income and Margin

Net interest income is defined as the difference between interest earned primarily on loans, investment securities, federal funds sold, securities purchased under agreement to resell and other short-term investment securities, and interest paid on funding sources, primarily deposits. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of annualized taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as annualized interest expense as a percentage of funding sources.

The following tables set forth average assets, liabilities, minority interest, stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months and six months ended June 30, 2005 and 2004, respectively. (For a description of certain off-balance sheet arrangements, see also Note 11. Obligations under guarantees to the interim financial statements contained in this report.)

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended June 30,
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
				(As Restated)	(As Restated)	(As Restated)
Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities(1)	$376,359	$2,025	2.16%	$642,036	$1,717	1.08%
Investment securities:
Taxable	1,839,543	21,191	4.62	1,650,228	17,578	4.28
Non-taxable(2)	86,193	1,457	6.78	144,244	1,986	5.54
Loans:
Commercial	1,854,716	45,129	9.76	1,553,402	31,891	8.26
Real estate construction and term	158,023	2,567	6.52	110,302	1,446	5.27
Consumer and other	240,409	3,610	6.02	214,598	2,277	4.27
Total loans, net of unearned income	2,253,148	51,306	9.13	1,878,302	35,614	7.63
Total interest-earning assets	4,555,243	75,979	6.69	4,314,810	56,895	5.30

Cash and due from banks	226,902			208,297
Allowance for loan and lease losses	(36,358)			(50,142)
Goodwill	35,639			37,551
Other assets(3)	259,253			237,813
Total assets	$5,040,679			$4,748,329

Funding sources:
Interest-bearing liabilities:
NOW deposits	$38,486	$39	0.41%	$26,082	$27	0.42%
Regular money market deposits	427,270	755	0.71	555,939	695	0.50
Bonus money market deposits	823,503	1,593	0.78	744,674	925	0.50
Time deposits	287,115	461	0.64	321,365	477	0.60
Contingently convertible debt	147,081	235	0.64	146,139	236	0.65
Junior subordinated debentures	49,894	554	4.45	49,588	330	2.68
Federal funds purchased and securities sold under agreement to repurchase	7,912	63	3.19	—	—	0.00
Other borrowings	10,031	79	3.16	18,990	146	3.09
Total interest-bearing liabilities	1,791,292	3,779	0.85	1,862,777	2,836	0.61
Portion of noninterest-bearing funding sources	2,763,951			2,452,033
Total funding sources	4,555,243	3,779	0.33	4,314,810	2,836	0.26

Noninterest-bearing funding sources:
Demand deposits	2,537,520			2,250,388
Other liabilities	95,231			105,763
Minority interest in capital of consolidated affiliates	89,437			53,853
Stockholders’ equity	527,199			475,548
Portion used to fund interest-earning assets	(2,763,951)			(2,452,033)
Total liabilities, minority interest and stockholders’ equity	$5,040,679			$4,748,329

Net interest income and margin		$72,200	6.36%		$54,059	5.04%

Total deposits	$4,113,894			$3,898,448

(1)       Includes average interest-bearing deposits in other financial institutions of $21.4 million and $11.9 million for the three months ended June 31, 2005 and 2004, respectively.

(2)       Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in both 2005 and 2004.  The tax-equivalent adjustments were $0.5 million and $0.7 million for the three months ended June 30, 2005 and 2004, respectively.

(3)       Average equity investments of $155.5 million and $122.7 million (as restated) for the three months ended June 30, 2005 and 2004, respectively, were reclassified to other assets as they were noninterest-bearing.

	For the six months ended June 30,
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
				(As Restated)	(As Restated)	(As Restated)
Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities(1)	$378,978	$4,984	2.65%	$700,318	$3,690	1.06%
Investment securities:
Taxable	1,914,106	42,165	4.44	1,473,239	31,072	4.24
Non-taxable(2)	89,120	3,031	6.86	144,328	4,233	5.90
Loans:
Commercial	1,820,088	87,184	9.66	1,532,621	64,070	8.41
Real estate construction and term	154,298	4,768	6.23	103,306	2,682	5.22
Consumer and other	238,863	6,810	5.75	205,629	4,370	4.27
Total loans, net of unearned income	2,213,249	98,762	9.00	1,841,556	71,122	7.77
Total interest-earning assets	4,595,453	148,942	6.54	4,159,441	110,117	5.32

Cash and due from banks	230,363			210,316
Allowance for loan and lease losses	(37,792)			(50,983)
Goodwill	35,639			37,552
Other assets(3)	259,246			234,922
Total assets	$5,082,909			$4,591,248

Funding sources:
Interest-bearing liabilities:
NOW deposits	$34,562	$69	0.40%	$24,778	$52	0.42%
Regular money market deposits	462,628	1,447	0.63	491,966	1,232	0.50
Bonus money market deposits	782,463	2,641	0.68	724,593	1,816	0.50
Time deposits	300,419	953	0.64	345,771	1,037	0.60
Contingently convertible debt	146,963	471	0.65	146,016	472	0.65
Junior subordinated debentures	49,648	1,038	4.22	49,313	680	2.77
Federal funds purchased and securities sold under agreement to repurchase	3,978	63	3.19	—	—	0.00
Other borrowings	9,888	154	3.14	18,615	287	3.10
Total interest-bearing liabilities	1,790,549	6,836	0.77	1,801,052	5,576	0.62
Portion of noninterest-bearing funding sources	2,804,904			2,358,389
Total funding sources	4,595,453	6,836	0.30	4,159,441	5,576	0.27

Noninterest-bearing funding sources:
Demand deposits	2,575,218			2,172,172
Other liabilities	101,905			93,964
Minority interest in capital of consolidated affiliates	81,004			50,411
Stockholders’ equity	534,233			473,649
Portion used to fund interest-earning assets	(2,804,904)			(2,358,389)
Total liabilities, minority interest and stockholders’ equity	$5,082,909			$4,591,248

Net interest income and margin		$142,106	6.24%		$104,541	5.05%

Total deposits	$4,155,290			$3,759,280

(1)          Includes average interest-bearing deposits in other financial institutions of $18.3 million and $8.2 million for the six months ended June 31, 2005 and 2004, respectively.

(2)          Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in both 2005 and 2004.  The tax-equivalent adjustments were $1.1 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively.

(3)          Average equity investments of $153.4 million and $132.6 million (as restated) for the six months ended June 30, 2005 and 2004, respectively, were reclassified to other assets as they were noninterest-bearing.

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.”  Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of simultaneous change attributable to both volumes and rates for the periods indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35.0% in both 2005 and 2004.

	2005 Compared to 2004			2005 Compared to 2004
	Three months ended June 30, Increase (Decrease) Due to Change in			Six months ended June 30, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
				(As Restated)	(As Restated)	(As Restated)
Interest income:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	$(920)	$1,228	$308	$(2,284)	$3,578	$1,294
Investment securities	1,232	1,852	3,084	7,770	2,121	9,891
Loans	7,884	7,808	15,692	15,476	12,164	27,640
Increase (decrease) in interest income	8,196	10,888	19,084	20,962	17,863	38,825

Interest expense:
NOW deposits	13	(1)	12	20	(3)	17
Regular money market deposits	(184)	244	60	(77)	292	215
Bonus money market deposits	107	561	668	153	672	825
Time deposits	(53)	37	(16)	(143)	59	(84)
Contingently convertible debt	2	(3)	(1)	2	(3)	(1)
Junior subordinated debentures	2	222	224	5	353	358
Federal funds purchased and securities sold under agreement to repurchase	63	—	63	63	—	63
Other borrowings	(70)	3	(67)	(137)	4	(133)
(Decrease) increase in interest expense	(120)	1,063	943	(114)	1,374	1,260
Increase in net interest income	$8,316	$9,825	$18,141	$21,076	$16,489	$37,565

Three Months ended June 30, 2005 Compared to Three Months ended June 30, 2004

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $72.2 million for the three months ended June 30, 2005, an increase of $18.1 million, or 33.6% from the comparable 2004 period. The increase in net interest income was the result of a $19.1 million increase in interest income driven primarily by the loan portfolio, slightly offset by a $0.9 million increase in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $19.1 million increase in interest income, on a fully taxable-equivalent basis, was partially due to a $8.2 million favorable volume variance. The favorable volume variance resulted from a $240.4 million, or 5.6% increase, in average interest-earning assets. Increases in our funding sources, largely deposits, were the main contributors to the increase in average interest-earning assets. We believe deposits increased due to an improved venture capital funding environment and a general improvement in business conditions for many of our clients. The increase in average interest-earning assets was primarily centered in loans and investment securities, which collectively increased $506.1 million.  This increase was partially offset by a decrease in federal funds sold, securities purchased under agreement to resell and other short-term investments of $265.7 million. Average investment securities increased by $131.3 million, resulting in a $1.2  million favorable volume variance. In particular, relatively higher-yielding mortgage-backed securities and collateralized mortgage obligations increased by $185.8 million. We estimated the duration of the investment portfolio at June 30, 2005 to be 1.9 years, compared to 3.0 years at June 30, 2004. The decrease in duration was due primarily to declines in longer-term interest rates.

In addition, average loans increased by $374.8 million resulting in an $7.9 million favorable volume variance.  The volume variance is largely driven by growth in our commercial loan category, which represented $301.3 million of the increase, followed by smaller increases in the real estate and consumer loan categories. The increase in average loans reflects an improvement in economic activity in the markets served by us.  Our loan yield in the three months ended June 30, 2005 and 2004 included $1.8 million and $1.2 million, respectively, from the accretion of warrant loan fees.

Average federal funds sold, securities purchased under agreement to resell and other short-term investment securities for the three months ended June 30, 2005 decreased, resulting in a $0.9 million unfavorable volume variance. The decrease was mainly due to shifting funds into our investment securities and loan portfolios.

Interest Income - Change in Market Interest Rates and Shift in Investment Portfolio Mix (Rate Variance)

Favorable rate variances associated with each component of interest-earning assets caused a $10.9 million increase in interest income.  The yield on average interest-earning assets increased 139 basis points overall, largely driven by higher yields generated by average loans and taxable investment securities. The increase in yields on interest-earning assets was primarily caused by:

•                  a shift in the loan portfolio mix,

•                  a shift in the average investment portfolio mix,

•                  an increase in our weighted-average prime lending rate, and

•                  an increase in short-term market rates.

The average yield on taxable investment securities for the three months ended June 30, 2005 increased 34 basis points to 4.62% from 4.28% in the comparable prior year period. This was primarily due to a shift in the mix of the investment portfolio to relatively higher-yielding, mortgage-backed securities and collateralized mortgage obligations and to increases in short-term interest rates.

We realized a $7.8 million favorable rate variance associated with our loan portfolio, largely driven by higher yields from loans. The increase in loan yields was partially attributable to a shift in the composition of the loan portfolio to higher-yielding, asset-based lending and accounts receivable factoring products, which, on an average balance basis, increased by approximately 44.2% in the second quarter of 2005 compared to the second quarter of 2004. In addition, on February 3, 2005, March 23, 2005 and again, on May 4, 2005, we increased our prime lending rate, each time by 25 basis points, bringing our prime rate to 6.00%, in response to increases in short-term market interest rates. Our weighted-average prime lending rate increased to 5.91% in the second quarter of 2005 from 4.00% in the 2004 second quarter. As of June 30, 2005, approximately 76.6%, or $1.9 billion of our total loan portfolio, were variable rate loans and would reprice with an increase in our prime lending rate.

In addition, we realized a $1.2 million favorable rate variance associated with federal funds sold, securities under agreement to resell and other short-term investment securities. The aforementioned increases in short-term market interest rates were largely responsible for this favorable rate variance.

Interest Expense

Total interest expense for the three-month ended June 30, 2005 increased by $0.9 million which resulted from an unfavorable rate variance of $1.1 million due to an increase in the rates paid on certain interest-bearing deposits.

The average cost of funds paid in the three months ended June 30, 2005 was 0.33%, compared to 0.26% for the three months ended June 30, 2004.

During the three-month period ended June 30, 2005, the average balance of federal funds purchased and securities sold under agreement to repurchase was $7.9 million and the average interest rate paid during that period was 3.19%.

Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $142.1 million for the six months ended June 30, 2005, an increase of $37.6 million, or 35.9% from the comparable 2004 period. The increase in net interest income was the result of a $38.8 million increase in interest income and slightly offset by a $1.3 million increase in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $38.8 million increase in interest income, on a fully taxable-equivalent basis, was primarily the result of a $21.0 million favorable volume variance. The favorable volume variance resulted from a $436.0 million, or 10.5% increase, in average interest-earning assets. This increase was primarily centered in loans and investment securities, which collectively increased $757.4 million. This increase was partially offset by a decrease in federal funds sold, securities purchased under agreement to resell and other short-term investments of $321.3 million resulting from a reclassification of certain investment securities.  Increases in our noninterest-bearing funding sources of $446.5 million were the main contributions to the increase in average interest-earning assets. We believe these funding sources increased due to an improved venture capital funding environment and a general improvement in business conditions for many of our clients.

Average investment securities increased by $385.7 million, resulting in a $7.8 million favorable volume variance. In particular, relatively higher-yielding mortgage-backed securities and collateralized mortgage obligations increased by $323.8 million. We estimated the average duration of the investment portfolio at June 30, 2005 to be 1.9 years, compared to 3.0 years at June 30, 2004. The decrease in duration was due primarily to declines in longer-term interest rates.

In addition, average loans increased by $371.7 million resulting in a $15.5 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which represented $287.5 million of the increase, followed by smaller increases in the real estate and consumer loan categories. The increase in average loans reflects an improvement in economic activity in the markets served by us. Our loan yield in the six months ended June 30, 2005 and 2004 included $3.5 million and $2.6 million, respectively, from the accretion of warrant loan fees.

Average federal funds sold, securities purchased under agreement to resell and other short-term investment securities for the six months ended June 30, 2005 decreased, resulting in a $2.3 million unfavorable volume variance. The decrease was mainly due to our shifting funds into our investment securities and loan portfolios.

Interest Income - Change in Market Interest Rates and Shift in Investment Portfolio Mix (Rate Variance)

Favorable rate variances associated with each component of interest-earning assets caused a $17.9 million increase in interest income.  The yield on average interest-earning assets increased 122 basis points overall, largely driven by higher yields generated by average loans and taxable investment securities.  The increase in yields on interest-earning assets was primarily caused by:

•        a shift in the loan portfolio mix,

•        a shift in the average investment portfolio mix,

•        an increase in our weighted-average prime lending rate, and

•        an increase in short-term market rates.

The average yield on taxable investment securities for the six months ended June 30, 2005 increased 20 basis points to 4.44% from 4.24% in the comparable prior year period, causing a $2.1 million favorable rate variance associated with our average investment securities. This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher-yielding, mortgage-backed securities and collateralized mortgage obligations.

We realized a $12.2 million favorable rate variance associated with our loan portfolio, largely driven by higher yields from loans. The increase in loan yields was partially attributable to a shift in the composition of the average loan portfolio to higher-yielding, asset-based lending and accounts receivable factoring products, which, on an average balance basis, increased by approximately 52.2% in the first six months of 2005 compared to the first six months of 2004. In addition, on February 3, 2005, March 23, 2005, and again, on May 4, 2005, we increased our prime lending rate, each time by 25 basis points, bringing our prime rate to 6.00%, in response to increases in short-term market interest rates. Our weighted-average prime lending rate increased to 5.67% in the first six months of 2005 from 4.00% in the first six months of 2004. As of June 30, 2005, approximately 76.6%, or $1.9 billion of our total loan portfolio, were variable rate loans and would reprice with an increase in our prime lending rate.

In addition, we realized a $3.6 million favorable rate variance associated with federal funds sold, securities under agreement to resell and other short-term investment securities. The aforementioned increases in short-term market interest rates were responsible for this favorable rate variance.

Interest Expense

Total interest expense for the six months ended June 30, 2005 increased by $1.3 million, which resulted from an unfavorable rate variance of $1.4 million due to an increase in the rates paid on certain interest-bearing deposits.

The average cost of funds paid in the six months ended June 30, 2005 increased 3 basis points to 0.30% from 0.27% for the six months ended June 30, 2004. This resulted from our decision to increase rates for certain types of interest-bearing deposit accounts, in response to recent increases in short-term market interest rates.

During the six-month period ended June 30, 2005 the average balance of federal funds purchased and securities sold under agreement to repurchase was $4.0 million and the average interest rate during the period was 3.19%.

Provision for (Recovery of) Loan and Lease Losses

The provision for loan and lease losses is based on our evaluation of the adequacy of the existing allowance for loan and lease losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Three months ended June 30, 2005 Compared to three months ended June 30, 2004

We recorded a provision for loan and lease losses of $0.8 million for the three months ended June 30, 2005, compared to a recovery of loan and lease losses of $6.2 million for the comparable quarter a year ago.

We incurred net charge-offs of approximately $0.1 million for the three months ended June 30, 2005 compared to net recoveries of $1.7 million for the three months ended June 30, 2004.

Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004

We recorded a recovery of loan and lease losses of $3.0 million for the six months ended June 30, 2005, compared to a $5.5 million recovery for the comparable period a year ago.

We realized net recoveries of approximately $1.8 million for the six months ended June 30, 2005 compared to $0.5 million for the six months ended June 30, 2004, respectively. Credit quality remained strong with nonperforming loans at 0.65% of total gross loans. See “Financial Condition - Credit Quality and the Allowance for Loan and Lease Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the three months and six months ended June 30, 2005 and 2004, and the percent changes from period to period:

	For the three months ended June 30,		%	For the six months ended June 30,		%
(Dollars in thousands)	2005	2004	Change	2005	2004	Change
		(As Restated)			(As Restated)
Client investment fees	$7,805	$6,399	22.0%	$15,201	$12,667	20.0%

Letter of credit and standby letter of credit income	2,423	2,343	3.4	4,793	5,014	(4.4)
Corporate finance fees	6,935	10,759	(35.5)	11,749	15,141	(22.4)
Deposit service charges	2,378	3,695	(35.6)	4,882	7,408	(34.1)
Gains (losses) on derivative instruments, net	10,115	3,593	181.5	14,141	6,158	129.6

Gains (losses) on investment securities, net	(1,631)	755	(316.0)	(429)	2,224	(119.3)
Other	2,108	2,924	(27.9)	4,936	5,783	(14.6)
Total noninterest income	$30,133	$30,468	(1.1)	$55,273	$54,395	1.6

We offer client-directed investment assets, sweep products, and asset management services on which we earn fees. The following table summarizes client investment funds in client directed investment assets, sweep products, and client investment assets under management as of June 30, 2005 and 2004:

	At	At
	June 30,	June 30,
(Dollars in millions)	2005	2004
Client investment funds:
Client-directed investment assets	$8,074	$7,761
Sweep money market funds	1,469	1,188
Client investment assets under management	3,446	2,008
Total client investment funds(1)	$12,989	$10,957

(1) Client funds maintained at third-party financial institutions.

Total client investment funds were $13.0 billion at June 30, 2005, compared to $11.0 billion at June 30, 2004, an increase of $2.0 billion, or 19.3%. As of June 30, 2005, SVB Asset Management accounted for $3.4 billion, or 26.4%, of the total client investment funds. Mutual fund products totaled $6.6 billion and $6.8 billion at June 30, 2005 and 2004, respectively.

Three months ended June 30, 2005 Compared to three months ended June 30, 2004

Client investment fee income for the three months ended June 30, 2005 of $7.8 million was $1.4 million, or 22.0% higher, than $6.4 million for the three months ended June 30, 2004. The increased income in the three months ended June 30, 2005 as compared to

June 30, 2004 was largely attributable to the growth in client investment funds generating this income.

Our fees, calculated on client average balances, ranged from 5 to 76 basis points as of June 30, 2005, compared to a range of 9 to 58 basis points as of June 30, 2004.

Corporate finance fees for the three months ended June 30, 2005 were $6.9 million, compared to $10.8 million at June 30, 2004, a decrease of $3.9 million for the three months ended June 30, 2004. For the three months ended June 30, 2004, corporate finance fees included a single large transaction of $6.1 million.  SVB Alliant’s business is highly variable, thus we expect significant changes in corporate finance fees from period to period.

Deposit services for the three months ended June 30, 2005 were $2.4 million, compared to $3.7 million at June 30, 2004, a decrease of $1.3 million for the three months ended June 30, 2004. Clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments that we recognize as deposit service charge income. Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received higher earnings credit in the three months ended June 30, 2005 compared to the respective prior year period due to increased short-term market interest rates in the first three months of 2005, resulting in additional credits to offset deposit service charges.

Gains on derivative instruments, net were $10.1 million for the three months ended June 30, 2005 compared to $3.6 million for the three months ended June 30, 2004 due to increases in foreign exchange forward gains and favorable changes in the warrant asset fair value.

Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004

Client investment fee income for the six months ended June 30, 2005 of $15.2 million was $2.5 million higher than $12.7 million for the six months ended June 30, 2004. The increased income in the six months ended June 30, 2005 as compared to June 30, 2004 was largely attributable to the growth in client investment funds generating this income.

Corporate finance fees for the six months ended June 30, 2005 were $11.7 million, compared to $15.1 million at June 30, 2004, a decrease of $3.4 million, for the six months ended June 30, 2004.  For the six months ended June 30, 2004, corporate finance fees included a single large transaction of $6.1 million. SVB Alliant’s business is highly variable, thus we expect significant changes in corporate finance fees from period to period.

Deposit services for the six months ended June 30, 2005 were $4.9 million, compared to $7.4 million at June 30, 2004, a decrease of $2.5 million, or 34.1% lower, than for the six months ended June 30, 2004. Clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments that we recognize as deposit service charge income. Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received higher earnings credit in the six months ended June 30, 2005 compared to the respective prior year period due to increased short-term market interest rates in the first six months of 2005, resulting in additional credits to offset deposit service charges.

Gains on derivative instruments, net were $14.1 million for the six months ended June 30, 2005 compared to $6.2 million for the six months ended June 30, 2004 due to increases in foreign exchange forward gains and favorable changes in the warrant asset fair value.

The following table summarizes the components of gains (losses) on derivative instruments for the three and six months ended June 30, 2005 and 2004, and the percent changes from period to period:

	For the three months ended June 30,		%	For the six months ended June 30,		%
(Dollars in thousands)	2005	2004	Change	2005	2004	Change
		(As Restated)			(As Restated)

Foreign exchange forwards	$6,792	$3,290	106.4%	$11,611	$6,525	77.9%
Equity warrant assets change in fair value:
Cancellations and expirations	(681)	(256)	166.0	(819)	(486)	68.5
Other changes in warrant asset fair value	4,004	559	616.3	3,349	119	2,714.3

Total gains (losses) on derivative instruments	$10,115	$3,593	181.5%	$14,141	$6,158	129.6%

The change in fair value of equity warrant assets is primarily attributable to the changes in the value of the underlying assumptions used to value the equity warrants including: changes in the risk-free interest rate, changes in the underlying value of the client companies’ stock, changes in the volatility of market comparable public companies and changes in the expected life.

The following table presents the components of gains and losses on investment securities, for the three months and six months ended June 30, 2005 and June 30, 2004.

	For the three months ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2005	2004	2005	2004
		(As Restated)		(As Restated)
Gross gains on investment securities:
Available-for-sale securities, at fair value	$71	$15	$123	$1,213
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	1,256	1,199	4,902	2,642
Other private equity investments	540	757	945	2,101
Other investments	22	—	22	—
Non-marketable securities (cost method accounting):
Venture capital fund investments	527	119	527	119
Other private equity investments	50	755	48	790
Total gross gains on investment securities	2,466	2,845	6,567	6,865
Gross losses on investment securities:
Available-for-sale securities, at fair value	(1,929)	(36)	(2,355)	(3)
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(1,453)	(848)	(1,453)	(2,189)
Other private equity investments	(51)	(155)	(51)	(1,362)
Other investments		—	—	—
Non-marketable securities (cost method accounting):
Venture capital fund investments	(643)	(937)	(2,745)	(937)
Other private equity investments	(21)	(114)	(392)	(150)
Total gross losses on investment securities	(4,097)	(2,090)	(6,996)	(4,641)
Net gains/(losses) on investment securities	$(1,631)	$755	$(429)	$2,224

Gains (losses) on investment securities, net during the three months ended June 30, 2005 and 2004 were $(1.6) million and $0.8 million, respectively, a reduction of $2.4 million or 316.0%.  Losses on our equity investments, excluding the impact of minority interest, were $1.9 million for the three months ended June 30, 2005, compared to $28.0 thousand from the same period a year ago. We expect continued variability in the performance of our equity securities portfolio.

Gains (losses) on investment securities, net during the six months ended June 30, 2005 and 2004 represented $(0.4) million and $2.2 million, respectively, a decrease of $2.7 million or (119.3)%.  Losses on our equity investments, excluding the impact of minority interest, were $1.0 million for the six months ended June 30, 2005, compared to $0.4 million from the same period a year ago. We expect continued variability in the performance of our equity securities portfolio.

Noninterest Expense

The following table presents the detail of noninterest expense including the percent change in noninterest expense for the current year periods compared to the prior year periods:

	For the three months ended June 30,		%	For the six months ended June 30,		%
(Dollars in thousands)	2005	2004	Change	2005	2004	Change
		(As restated)			(As restated)
Compensation and benefits	$44,280	$40,673	8.9%	$84,548	$74,080	14.1%
Professional services	5,653	4,876	15.9	10,723	8,215	30.5
Net occupancy	4,215	4,665	(9.6)	8,873	9,266	(4.2)
Furniture and equipment	3,300	3,450	(4.3)	6,019	6,359	(5.3)
Business development and travel	2,702	2,180	23.9	4,792	4,171	14.9
Correspondent bank fees	1,475	1,243	18.7	2,696	2,524	6.8
Data processing services	952	789	20.7	1,965	1,874	4.9
Telephone	1,061	902	17.6	1,950	1,684	15.8
Provision for (recovery of) unfunded credit commitments	(1,074)	3,101	(134.6)	(1,259)	2,382	(152.9)
Other	3,761	4,470	(15.9)	6,833	7,626	(10.4)
Total noninterest expense	$66,325	$66,349	0.0	$127,140	$118,181	7.6

Three months ended June 30, 2005 compared to three months ended June 30, 2004

The increase in compensation and benefits expense of $3.6 million was primarily due to an increase in salaries and wages expense of $2.5 million, or 12.7%, to $22.6 million for the three months ended June 30, 2005, compared to $20.0 million for the comparable prior year period. The increase in salaries and wages is largely attributable to an increase in average full-time equivalent (FTE) personnel and higher rates of pay for employee salaries and wages. FTE personnel were 1,034 for the second quarter of 2005, an increase from 991 FTE personnel for the second quarter of 2004.

The remainder of the increase in compensation and benefits expense in the second quarter of 2005 was largely due to increases in equity-based compensation expense. Equity-based compensation expense increased by $1.8 million, or 340.0%, to $2.2 million for the 2005 second quarter, compared to $0.5 million for the 2004 second quarter. This increase reflects our greater use of restricted stock and restricted stock units, in lieu of stock options, as components of our employee compensation structure, as we transition our equity-based compensation programs to rely less on stock options.

Employee stock ownership plan expense increased by $0.6 million, or 60.0%, to $1.6 million for the 2005 second quarter, compared to $1.0 million for the 2004 second quarter. The increase was attributable to larger contributions to employee accounts resulting from our improved consolidated financial performance.

Professional services expense totaled $5.7 million for the three months ended June 30, 2005, an increase of $0.8 million as compared to $4.9 million for the three months ended June 30, 2004. The primary components of this net increase were associated with the commitment of resources to amend and restate our Form 10-K for the year ended December 31, 2004, and expenses associated with certain IT development projects.

Business development and travel expense totaled $2.7 million for the three months ended June 30, 2005, an increase of $0.5 million as compared to $2.2 million for the three months ended June 30, 2004.  This increase is attributable to investment in business development by all of our business units.

We recorded a reduction of $1.1 million to the liability for unfunded credit commitments for the three months ended June 30, 2005 compared to a provision of $3.1 million for the three months ended June 30, 2004.  This provision is impacted by the credit commitments outstanding at the balance sheet date as well as the credit quality of our loan commitments.  The changes to the provision in these periods is primarily a result of changes in the total credit commitments outstanding at the respective balance sheet date.

Six Months ended June 30, 2005 Compared to Six Months ended June 30, 2004

The increase in compensation and benefits expense of $10.5 million was primarily due to an increase in salaries and wages expense of $5.0 million, or 12.6%, to $44.6 million for the six months ended June 30, 2005, compared to $39.6 million for the comparable prior year period. The increase in salaries and wages is largely attributable to an increase in average full-time equivalent (FTE) personnel and higher rates of employee salaries and wages. FTE personnel were 1,034 at the end of the June 30, 2005, an increase from 991 FTE personnel at June 30, 2004.

The remainder of the increase in compensation and benefits expense in the first six months of 2005 was largely due to increases in equity-based compensation expense. Equity-based compensation increased by $2.8 million, or 400.0%, to $3.5 million for the first six months of 2005, compared to $0.7 million for the first six months of 2004. This increase reflects our greater use of restricted stock and restricted stock units, in lieu of stock options, as components of our employee compensation structure, as we transition our equity-based compensation programs to rely less on stock options.

Employee stock ownership plan expense increased by $1.0 million, or 50.0%, to $3.0 million for the first six months of 2005, compared to $2.0 million for the first six months of 2004. The increase was attributable to larger contributions to employee accounts resulting from our improved consolidated financial performance.

Professional services expense totaled $10.7 million for the six months ended June 30, 2005, an increase of $2.5 million as compared to $8.2 million for the six months ended June 30, 2004. The primary components of this net increase were associated with commitment of resources to document, enhance and audit internal controls to accomplish and maintain compliance with the Sarbanes-Oxley Act of 2002 and the independent audit thereof, the commitment of resources to amend and restate our Form 10-K for the year ended December 31, 2004, and expenses associated with certain IT development projects.

Business development and travel expense totaled $4.8 million for the six months ended June 30, 2005, an increase of $0.6 million as compared to $4.2 million for the six months ended June 30, 2004.  This increase is attributable to investment in business development by all of our business units.

We recorded a reduction of $1.3 million to the liability for unfunded credit commitments for the six months ended June 30, 2005 compared to a provision of $2.4 million for the six months ended June 30, 2004.  This provision is linked to the credit commitments outstanding at the balance sheet date as well as the credit quality of our loan commitments.  The changes to the provision in these periods is primarily a result of changes in the total credit commitments outstanding at the respective balance sheet date.

Minority Interest in Net (Gains) Losses of Consolidated Affiliates

Investment gains or losses related to our managed funds, (see Part I – Item 1 – Interim Consolidated Financial Statements Note 5. Investment Securities), are included in noninterest income. Minority interest in the net gains or losses of these consolidated managed funds primarily represents net investment gains or losses and management fees expenses attributable to the minority interest holders in these managed funds.

The change from net minority interest gains in the second quarter of 2004 to net minority losses in the second quarter of 2005 as well as in the first six months of 2004 to net minority losses in the first six months of 2005 is primarily attributable to lower returns from our managed funds. Additionally, two managed funds, Taurus LP and Libra LP returned $0.2 million in investment losses and $0.1 million in investment gains in the second quarter and first six months of 2004, respectively. These funds were liquidated in the fourth quarter of 2004.

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
(Dollars in thousands)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Minority interest in net (gains) losses of consolidated affiliates	$372	$(67)	$813	$(548)

Income Taxes

Our effective tax rate was 40.4% for the second quarter ended June 30, 2005, compared with 38.7% for the second quarter ended June 30, 2004. The increase in our effective tax rate was primarily attributed to a lower impact of our tax-advantage investments on the overall pre-tax income.

The Company’s effective tax rate for the first six months of 2005 was 40.0% compare to 37.5% for the first six months of 2004.  The lower rate in the first six months of 2004 was primarily attributed to a higher impact of our tax-advantage investments on the overall pre-tax income.

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

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances. Therefore, it is not possible to provide period end asset balances for segment reporting purposes. Our segment information at and for the three months ended June 30, 2005 and 2004 are as follows:

Commercial Banking

Second quarter ended June 30, 2005 compared to second quarter ended June 30, 2004

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for the second quarter ended June 30, 2005 of $32.1 million represented an increase of $13.8 million, or 75.4%, from $18.3 million for the same period a year ago. This increase was the net result of higher revenues of $17.7 million, offset by higher noninterest expenses of $2.3 million, and a net change in recoveries of $(1.6) million. The higher revenues were comprised of higher net interest income of $15.0 million and higher noninterest income of $2.7 million.

Net interest income of $54.7 million for the second quarter ended June 30, 2005 increased $15.0 million, or 37.9%, from $39.6 million for the same period a year ago. Higher loan and deposit volumes along with higher interest rates drove this increase.

Recovery of provision for loan and lease losses of $(0.3) million for the second quarter ended June 30, 2005 represented a net change of approximately $(1.6) million from $1.4 million for the same period a year ago.

Noninterest income of $22.8 million for second quarter ended June 30, 2005 increased $2.7 million, or 13.4%, from $20.2 million for the same period a year ago. This increase in noninterest income was primarily driven by an increase in cash warrant income of $2.3 million, increased cash management investment and sweep fees of $1.2 million, partially offset by decreased cash management account fees of $1.3 million.

Noninterest expense of $45.2 million for the second quarter ended June 30, 2005 increased $2.3 million, or 5.4%, from $42.9 million for the same period a year ago. The increase in direct noninterest expense was primarily driven by expense related to compensation and benefits. Specifically, base compensation increased $0.9 million, and incentive compensation increased $0.5 million. Noninterest expenses related to units supporting Commercial Banking activities were also allocated to Commercial Banking. Increases in base compensation, stock based compensation, and professional services related to the support units contributed to the expense increase.

Financial Condition

Commercial Banking had an increase in average deposits of $78.9 million, or 2.4%, and an increase in average loans of $359.5 million, or 23.0%, during the second quarter ended June 30, 2005 compared to the same period a year ago. The loan products with the largest growth were core commercial, which grew by $136.5 million, and asset-based lending, which grew by $103.4 million. The increase in average deposits and average loans reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for the six months ended June 30, 2005 of $62.5 million represented an increase of $26.6 million, or 74.3%, from $35.9 million for the same period a year ago. This increase was the net result of higher revenues of $30.7 million, and a net increase in recoveries of $3.0 million, offset by higher noninterest expenses of $7.1 million. The higher revenues were comprised of higher net interest income of $27.9 million and higher noninterest income of $2.7 million.

Net interest income of $105.6 million for the six months quarter ended June 30, 2005 increased $27.9 million, or 36.0%, from $77.7 million for the same period a year ago. Higher loans and deposit volumes along with higher interest rates drove this increase.

Recovery of provision for loan and lease losses of $3.2 million for the six months ended June 30, 2005 represented a net change of approximately $3.0 million from $0.1 million for the same period a year ago.

Noninterest income of $41.5 million for six months ended June 30, 2005 increased $2.8 million, or 7.1%, from $38.7 million for the same period a year ago. This increase in noninterest income was primarily driven by increased cash management sweep fees of $2.1 million, increased international fee income of $1.5 million, and increased cash warrant income of $0.9 million, partially offset by decreased cash management account fees of $2.6 million.

Noninterest expense of $87.8 million for the six months ended June 30, 2005 increased $7.1 million, or 8.8%, from $80.7 million for the same period a year ago. The increase in direct noninterest expense was in part driven by expense related to compensation and benefits. Specifically, base compensation increased $1.8 million, and incentive compensation increased $1.4 million. Noninterest expenses related to units supporting Commercial Banking activities were also allocated to Commercial Banking. Increases in base compensation, stock based compensation, and professional services related to the support units contributed to the expense increase.

Financial Condition

Commercial Banking had an increase in average deposits of $258.4 million, or 8.3%, and an increase in average loans of $346.6 million, or 22.5%, during the six months ended June 30, 2005 compared to the same period a year ago. The loan products with the largest growth were asset-based lending, which grew by $116.4 million, and core commercial, which grew by $101.5 million. The increase in average deposits and average loans reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

SVB Capital

Second quarter ended June 30, 2005 compared to second quarter ended June 30, 2004

Net Income (Loss) Before Taxes

SVB Capital’s income before income taxes for the second quarter ended June 30, 2005 of $2.3 million represented an increase of $2.7 million, or 789.3%, from $(0.3) million for the same period a year ago. This increase was the net result of higher revenues of $3.5 million, offset by higher noninterest expense of $0.8 million. The higher revenues were comprised of higher net interest income of $2.3 million and higher noninterest income of $1.1 million.

Net interest income of $4.9 million for the second quarter ended June 30, 2005 increased $2.3 million, or 88.6%, from $2.6 million for the same period a year ago. Higher deposit volumes along with higher interest rates drove this increase.

Noninterest income of $2.1 million for second quarter ended June 30, 2005 increased $1.1 million, or 117.0%, from $1.0 million for the same period a year ago. The increase was primarily a result of increased international fees, increased cash management investment fees, increased fund management fees, and increased other noninterest income.

Noninterest expense of $4.7 million for the second quarter ended June 30, 2005 increased $0.8 million, or 19.8%, from $3.9 million for the same period a year ago. The increase in direct noninterest expense was primarily driven by expense related to compensation and benefits. Specifically, stock-based compensation increased $0.4 million, and incentive compensation increased $0.1 million. Noninterest expenses related to units supporting SVB Capital activities were also allocated to SVB Capital. Increases in base compensation, stock-based compensation, and professional services related to the support units contributed to the expense increase.

Financial Condition

SVB Capital had an increase in average deposits of $119.3 million, or 23.5%, and a decrease in average loans of $2.0 million, or (2.4)%, during the second quarter ended June 30, 2005 compared to the same period a year ago. The increase in average deposits reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Net Income (Loss) Before Taxes

SVB Capital’s income before income taxes for the six months ended June 30, 2005 of $4.9 million represented an increase of $5.6 million, or 720.5%, from $(0.8) million for the same period a year ago. This increase was the net result of higher revenues of $7.4 million, offset by higher noninterest expenses of $1.8 million. The higher revenues were comprised of higher net interest income of $4.0 million and higher noninterest income of $3.4 million.

Net interest income of $9.0 million for the six months ended June 30, 2005 increased $4.0 million, or 78.8%, from $5.1 million for the same period a year ago. Higher loans and deposit volumes along with higher interest rates drove this increase.

Noninterest income of $5.3 million for six months ended June 30, 2005 increased $3.4 million, or 187.0%, from $1.8 million for the same period a year ago. The increase was primarily a result of gains on securities net of minority interest, and increased fund management fees. The gains were related to SVB Financial distributions from venture fund investments, compared to a loss for the same period a year ago. Investment gains or losses related to our managed funds, (see Note 5. Investment Securities), are included in our consolidated noninterest income. Minority interest in the net gains or losses of these consolidated managed funds primarily represent net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds.

Noninterest expense of $9.4 million for the six months ended June 30, 2005 increased $1.8 million, or 22.9%, from $7.7 million for the same period a year ago. The increase in direct noninterest expense was primarily driven by expense related to compensation and benefits. Specifically, stock-based compensation increased $0.9 million, and incentive compensation increased $0.3 million. Noninterest expenses related to units supporting SVB Capital activities were also allocated to SVB Capital. Increases in base compensation, stock-based compensation, and professional services related to the support units also contributed to the expense increase.

Financial Condition

SVB Capital had an increase in average deposits of $121.2 million, or 24.5%, and an increase in average loans of $8.2 million, or 11.3%, during the six months ended June 30, 2005 compared to the same period a year ago. The increase in average deposits and average loans reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

Private Client Services, SVB Alliant, Global Financial Services, and Other

The Other Business Services segment is principally comprised of Private Client Services, SVB Alliant and Global Financial Services and other business service units that are not part of the Commercial Banking or SVB Capital segments. These segments do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such have been combined with other business service units for segment reporting purposes. The Other Business Services segment also reflects those adjustments necessary to reconcile the results of operating segments based on the Company’s internal profitability reporting process to the interim unaudited consolidated financial statements prepared in conformity with GAAP. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using loans and long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. SVB Alliant provides investment banking products and services including, merger and acquisition services, strategic alliances services, and specialized financial studies such as valuations and fairness opinions. Global Financial Services serves the needs of our domestic clients with global banking products, including foreign exchange and global finance and access to our international banking network for in-country services abroad. Global Financial Services also supports venture capital and commercial banking clients with business services through subsidiaries in India and the United Kingdom.

Net interest income of $12.1 million for the second quarter ended June 30, 2005 increased $1.0 million, or 8.8%, from $11.1 million for the same period a year ago. Higher loan and deposit volumes for Private Client Services and Global Financial Services along with higher interest rates drove this increase.

Net interest income of $26.4 million for the six months ended June 30, 2005 increased $6.1 million, or 29.9%, from $20.3 million for the same period a year ago. The increase in net interest income is partly attributed to an increase of $5.1 million related to an increased gap between the funds transfer rates utilized for profitability reporting and the realized earnings on the investment portfolio. Higher loans and deposit volumes for Private Client Services and Global Financial Services along with higher interest rates also drove this increase.

Consolidated Financial Condition

Our total assets were $5.3 billion at June 30, 2005, an increase of $162.1 million, or 3.2%, compared to $5.1 billion at December 31, 2004.  The increase in our total assets was primarily concentrated in loans, largely funded by deposit growth.

Federal Funds Sold, Securities Purchased Under Agreement to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreement to resell and other short-term investment securities totaled $278.4 million at June 30, 2005, a decrease of $64.6 million, or 18.8%, compared to the $343.0 million outstanding at December 31, 2004. The decrease was caused by a shift of funds to our investment and loan portfolios.

Investment Securities

Investment securities totaled $2.2 billion at June 30, 2005, an increase of $126.0 million, or 6.1% from December 31, 2004. The increase was concentrated in mortgage-backed securities.

A short-term decline in interest rates between March 31 and June 30, 2005 resulted in a net pre-tax unrealized loss position on our available-for-sale fixed income securities investment portfolio of $3.8 million during the quarter ended June 30, 2005.

 Refer to our 2004 Form 10-K/A under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Part II. Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies—Investment Securities” for our accounting policies related to investment securities.

Loans

Loans, net of unearned income, at June 30, 2005, totaled $2.4 billion, an increase of $115.4 million from the balance at December 31, 2004.  Our gross loans by industry niche at June 30, 2005 and December 31, 2004 are as follows:

	Gross Loans	Gross Loans
(Dollars in thousands)	June 30, 2005	December 31, 2004
Technology	$1,186,086	$1,044,906
Life science	228,978	232,654
Venture capital	259,664	306,939
Winery	340,340	329,812
Other (1)	429,235	412,647
Total gross loans	$2,444,303	$2,326,958

(1)  At June 30, 2005, this balance is predominantly Private Client Services loans.  The balance also includes real estate, media and religious niche loans, areas that we exited in 2002 but will continue to service until the loans are paid off.

Credit Quality and the Allowance for Loan and Lease Losses

For a description of the accounting policies related to the allowance for loan and lease losses, see “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2004 Form 10-K/A.

We realized $2.0 million and $1.9 million in gross loan charge-offs and recoveries, respectively, during the three months ended June 30, 2005. The gross charge-offs and recoveries for the second quarter ended June 30, 2005 represented a diverse portfolio of relatively small loans.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest, and loans on nonaccrual status. The rise of nonperforming loans was primarily related to loans secured by real estate. Due to the quality of the related collateral, this rise in nonperforming loans did not result in a significant impact on the allowance for loan and lease losses at June 30, 2005. The table below sets forth certain relationships between nonperforming assets and the allowance for loan and lease losses:

	June 30,	December 31,
(Dollars in thousands)	2005	2004
Nonperforming assets:
Loans past due 90 days or more	$—	$616
Nonaccrual loans	15,777	14,322
Total nonperforming assets	$15,777	$14,938

Nonperforming loans as a percentage of total gross loans	0.65%	0.64%
Nonperforming assets as a percentage of total assets	0.30%	0.29%

Allowance for loan and lease losses	$36,372	$37,613
As a percentage of total gross loans	1.50%	1.62%
As a percentage of nonperforming assets	230.54%	251.79%

 Derivatives

Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities. Derivatives are recorded as a component of other assets and liabilities and are comprised of the following:

(Dollars in thousands)	As of June 30, 2005	As of December 31, 2004	% change
Assets (liabilities):
Foreign exchange forward and option contracts	$2,750	$(431)	(738.1)%
Equity warrant assets	$27,291	$28,928	(5.7)
Total	$30,041	$28,497	5.4%

The fair value of equity warrant assets decreased by $1.6 million. During the first six months of 2005, the fair value related to the exercise of equity warrant assets into equity securities decreased by $1.2 million as of the dates of exercise, while $4.4 million in aggregate grant date fair value of new equity warrant assets was added to the portfolio.  Additionally, the decrease in fair value of our equity warrant assets attributable to cancellations and expirations was $0.8 million. The remaining $4.0 million decrease was related to changes in the fair value of equity warrant assets attributable to changes in the underlying assumptions used to value the equity warrants including changes in the risk-free interest rate, changes in the underlying value of our clients’ company stock changes in the volatility of share prices for comparable public companies, and changes in the expected life.

We enter into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon clients’ needs. We enter into an opposite way foreign exchange forward contract with a correspondent bank to hedge these contracts, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with our clients. These contracts are short-term in nature, typically expiring within one year.  We also enter into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange risk related to certain foreign currency denominated loans.  At June 30, 2005 and December 31, 2004, the aggregate notional amounts of these contracts totaled $496.6 million and $525.4 million, respectively. The maximum credit exposure for counter-party nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $6.3 million at June 30, 2005 and $10.0 million at December 31, 2004. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties to such foreign exchange forward contracts.

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon clients’ needs. We enter into an opposite way foreign currency option contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the currency option contracts entered into with our clients. These contracts typically expire in less than one year. At June 30, 2005 and December 31, 2004, the aggregate notional amounts of these contracts totaled $19.5 million and $13.5 million, respectively. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties.

Deposits

Deposits increased by $153.6 million to $4.4 billion at June 30, 2005, compared to the balance at December 31, 2004, with increases occurring in all categories except time deposits where there was a small decline. Noninterest-bearing demand deposits remained relatively stable as a percentage of total deposits, at 62.4%.

Liabilities

Other liabilities at June 30, 2005 decreased from December 31, 2004, primarily due to decreases in income taxes payable and accrued incentive compensation.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that SVB Financial and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of common stock, as well as retained earnings.

Common Stock

On January 27, 2005, we announced that our Board of Directors authorized the repurchase of up to an additional $75.0 million of common stock under our stock repurchase program, in conjunction with the $160.0 million originally approved in May 2003. The additional $75.0 million of shares may be repurchased at any time, at our discretion, before June 30, 2006, in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, the repurchase of the additional shares may be commenced or suspended at any time prior to June 30, 2006, without any prior notice.  Since May 2003 when the program was approved by the Board of Directors, we have repurchased 6.4 million shares totaling $199.0 million as of June 30, 2005. The approximate dollar value of shares that may still be repurchased under this program is $31.5 million.

We repurchased 831,300 shares of our common stock for $39.2 million in the second quarter of 2005 under the May 2003 stock repurchase program.

From time to time, we may implement a Rule 10b5-1 trading plan, under which the Company will automatically repurchase shares of its common stock pursuant to a predetermined formula for a specified period of time.

Stockholders’ Equity

Stockholders’ equity totaled $532.9 million at June 30, 2005, a decrease of $9.0 million, or 1.7%, from the $541.9 million balance at December 31, 2004.  This decrease was primarily a result of our initiative to repurchase our common stock in the first six months of 2005. We have not paid a cash dividend on our common stock since 1992, and we did not have any material commitments for capital expenditures as of June 30, 2005. As of June 30, 2005, there were no plans for payment of dividends.

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

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution. For further information on risk-based capital and leverage ratios as defined by the Federal Reserve Board, see our 2004 Form 10-K/A, under “Part I. Item 1. Business—Supervision and Regulation—Regulatory Capital.”

Both SVB Financial’s and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of June 30, 2005, and December 31, 2004. Capital ratios for SVB Financial are set forth below:

	June 30,	December 31,
	2005	2004

SVB Financial:
Total risk-based capital ratio	14.87%	16.09%
Tier 1 risk-based capital ratio	12.35%	12.75%
Tier 1 leverage ratio	11.15%	11.17%

The decline in total risk-based capital and Tier 1 risk-based capital was due to the declining eligibility of the convertible bond as an element of Tier 2 capital based on its remaining maturity, year-to-date repurchases of our common shares, and growth in risk weighted assets, particularly loans, partially offset by year-to-date earnings.

A part of the dividends paid by Silicon Valley Bank to SVB Financial in 2003 and the dividend paid in 2004 was in excess of the amount permitted under the California State Department of Financial Institutions (DFI) guidelines. Therefore, SVB Financial was required by the DFI to return to Silicon Valley Bank a portion the 2003 dividend and the 2004 dividend—the total amount returned was $28.4 million. Silicon Valley Bank must obtain prior approval from the DFI before paying any further dividends to SVB Financial.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20%.  Silicon Valley Bank’s ratio of liquid assets to total deposits was 46.5% and 47.6% at June 30, 2005 and December 31, 2004, respectively, both well in excess of our minimum policy guidelines.  In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of June 30, 2005 and December 31, 2004, we were in compliance with all of these policy measures.

In analyzing our liquidity during the six months ended June 30, 2005 and 2004, reference is made to our interim unaudited consolidated statement of cash flows for the six months ended June 30, 2005 and 2004; see “Item 1. Interim Unaudited Consolidated Financial Statements.” The statement of cash flows includes separate categories for operating, investing, and financing activities.

Cash provided by operating activities was $42.9 million, which included net income of $43.8 million for the six months ended June 30, 2005. Adjustments for noncash items included tax benefits primarily attributable to stock compensation of $7.2 million, depreciation and amortization of $4.2 million and changes in fair value of derivatives of $1.6 million offset primarily by recoveries of loan and lease losses of $3.0 million, and accretion of deferred warrant related loan fees of $3.5 million. Uses of cash from changes in other assets and liabilities included an increase in accrued interest receivable of $4.6 million and a net increase in income tax receivable of $6.4 million. In addition, sources of cash were offset by decreases in accrued retention, incentive plans, and other compensation benefits payable of $14.0 million.

Cash used for investing activities was $255.0 million for the six months ended June 30, 2005. Net cash inflow was primarily driven by proceeds from maturities and pay-downs of investment securities of $7.9 million and proceeds from the sale of investment securities of $210.1 million, offset by $349.2 million in purchases of investment securities and a $123.4 million increase in loans.

Cash provided by financing activities was $123.2 million for the six months ended June 30, 2005, and was largely driven by net increases in deposits of $153.6 million. Capital contributions from minority interest participants and proceeds from the issuance of common stock contributed $28.2 million and $12.9 million, respectively, offset by share repurchases of $73.1 million.

Cash and cash equivalents were $538.2 million at June 30, 2005.

Cash provided by operating activities was $27.2 million, which included net income of $27.7 million for the six months ended June 30, 2004. Adjustments for noncash items included depreciation and amortization of $4.3 million, changes in fair value of derivatives of $3.5 million and tax benefits primarily attributable to stock compensation of $3.5 million offset primarily by recoveries of loan and lease losses of $5.5 million, net gains on investment securities of $2.2 million, and amortization of deferred warrant related loan fees of $2.6 million. Sources of cash from changes in other assets and liabilities included increases in accrued retention, incentive plans, other compensation benefits payable of $2.3 million offset by an increase in accounts receivable of $7.6 million.

Cash used for investing activities was $620.6 million for the six months ended June 30, 2004. Net cash outflow was primarily driven by purchases of investment securities of $1.0 billion and increases in loans of $133.4 million, partially offset by $141.1 million in proceeds from the sale of investment securities and $391.0 million in proceeds from maturities and pay-downs of investment securities.

Cash provided by financing activities was $392.7 million for the six months ended June 30, 2004, was largely driven by net increases in deposits of $338.5 million. Increases in other borrowings, proceeds from the issuance of common stock and capital contributions from minority interest participants also contributed $25.0 million, $11.8 million and $17.4 million, respectively.

Cash and cash equivalents were $634.6 million at June 30, 2004.

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

•                  Forecasts of future economic performance; or

•                  Descriptions of assumptions underlying or relating to any of the foregoing.

In this Quarterly Report on Form 10-Q, we make forward-looking statements discussing our management’s expectations about:

•                  Sensitivity of our interest-earning assets to interest rates, and impact to earnings from an increase in interest rates;

•                  Realization, timing and performance of investments in equity securities;

•                  Management of federal funds sold and overnight repurchase agreements at appropriate levels;

•                  Development of our later-stage corporate technology lending efforts;

•                  Growth in loan balances;

•                  Credit quality of our loan portfolio;

•                  Levels of nonperforming loans;

•                  Liquidity provided by funds generated through retained earnings;

•                  Activities for which capital will be required;

•                  Ability to meet our liquidity requirements through our portfolio of liquid assets;

•                  Ability to expand on opportunities to increase our liquidity;

•                  Use of excess capital; and/or

•                  Volatility of performance of our equity portfolio.

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see Item 1A of Part II, “Risk Factors.” We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

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

For further information see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2004 Form 10-K/A for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2004. As of June 30, 2005, there have been no significant changes to the interest rate risk information contained in our 2004 Form 10-K/A and our policies in managing interest rate risk.

Market Value of Portfolio Equity (MVPE)

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as our market value of portfolio equity (MVPE).

The following table presents our MVPE exposure at June 30, 2005 and December 31, 2004, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

	Estimated	Estimated Increase/ (Decrease) in MVPE		Estimated Net Interest	Estimated Increase/ (Decrease) in Net Interest Income
Change in interest rates (basis points)	MVPE	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)
June 30, 2005:
+200	$1,104,010	$18,143	1.7%	$375,206	$44,833	13.6%
+100	1,100,765	14,898	1.4	353,043	22,670	6.9
-	1,085,867	—	—	330,373	—	—
-100	1,024,147	(61,720)	(5.7)	301,772	(28,601)	(8.7)
-200	952,047	(133,820)	(12.3)	268,432	(61,941)	(18.7)

December 31, 2004:
+200	$1,019,622	$20,290	2.0%	$326,744	$41,285	14.5%
+100	1,014,190	14,858	1.5	306,492	21,033	7.4
-	999,332	—	—	285,459	—	—
-100	936,599	(62,733)	(6.3)	257,295	(28,164)	(9.9)
-200	876,445	(122,887)	(12.3)	230,514	(54,945)	(19.2)

The preceding table indicates that at June 30, 2005, in the event of an instantaneous and sustained increase or decrease in market interest rates, our MVPE would be expected to increase or decrease accordingly.

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

Our MVPE sensitivity at June 30, 2005 increased slightly from December 31, 2004, primarily due to changes in the investment portfolio while staying within our policy guidelines. In addition, our net interest income at risk remains within policy limits. These estimates are highly assumption dependent and will change regularly as the company’s asset-liability structure changes and as different interest rate environments evolve. We expect to continue to manage our interest rate risk actively utilizing on and off balance sheet strategies as appropriate.

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

We perform net interest income and net income simulations in an interest rate environment whereby we shock the base rate immediately both up and down 300 basis points in 100 basis point increments. The shock scenarios provides us with additional information with respect to our sensitivity to interest rates and the impact on our net income under varied interest rate scenarios.

Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income degradation exceeding 25.0%. Simulations as of June 30, 2005, indicated that we were within these policy guidelines.

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

The Company carried out an evaluation, under the supervision and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as a result of the material weaknesses described below that existed as of December 31, 2004 that were identified in the Company’s amended Annual Report on Form 10-K/A on December 28, 2005 filed with the SEC on December 29, 2005 (the “Form 10-K/A”) still being present at June 30, 2005, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005.

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

4)                                      Certain investment securities that were readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less, were not reported as cash equivalents in accordance with the provisions of SFAS No. 95, Statement of Cash Flows.  This misapplication of GAAP resulted in a reclassification in the Company’s consolidated balance sheets of money market mutual fund investments and commercial paper investments from Investment Securities line item to the Federal funds sold and securities purchased under agreement to resell and other short-term investments. This reclassification did not result in any change to the Company’s revenue or net income for the years ended December 31, 2004, 2003 and 2002, for the first quarter of 2005 or for any quarterly period during the years ended December 31, 2004 and 2003.

(5)                                  Current federal income taxes receivable and current federal income taxes payable were not reflected net on the Company’s balance sheet. This misapplication of GAAP resulted in a change to the Company’s other assets and other liabilities as of December 31, 2004 and 2003. Current federal income taxes receivable and current federal income taxes payable should be netted as the Company has the legal right of offset, as defined by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. Therefore, other assets and other liabilities have been restated to reflect the net current federal income taxes receivable or net current federal income taxes payable at each of these period ends. This correction of accounting resulted in a decrease to both the Company’s other assets and other liabilities as of December 31, 2004 and 2003.

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

We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results.

Changes in Internal Control

No changes in our internal control over financial reporting occurred during the period covered by this Quarterly Report on 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under Part II. Item 1 “Legal Proceedings” in our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005.

With regard to the litigation matter regarding Gateway Communications, Inc., the trial date has been postponed from December 2005 to April 2006.

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

ITEM 1A — RISK FACTORS

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

The risk factors set forth below are also set forth in our 2004 Form 10-K/A.  No changes have been made.

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

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates and fees we receive on interest-earning assets, such as loans extended to our clients and interest rates we receive on securities held in our investment portfolio. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, and unemployment. In addition, legislative changes could affect the manner in which we pay interest on deposits or other liabilities. For example, Congress has for many years debated repealing a law that prohibits banks from paying interest rates on checking accounts. If this law were to be repealed, we would be subject to competitive pressure to pay interest on our clients’ checking accounts, which would negatively affect our interest rate spread. Any material decline in our interest rate spread would have a material adverse effect on our business and profitability. Additionally, a portion of our loan fee income, a component of loan interest income, is predicated on the receipt of warrant securities.  If we fail to continue to receive warrant securities our future interest margin may decline.

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

Changes to our employee compensation structure could adversely affect our results of operations and cash flows, as well as out ability to attract, recruit, and retain certain key employees.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1, 2005 – April 30, 2005	185,000	$46.06	185,000	$66,700,000
May 1, 2005 - May 31, 2005	431,300	47.44	431,300	46,300,000
June 1, 2005 - June 30, 2005	215,000	47.68	215,000	36,000,000
Total	831,300	$47.20	831,300	$36,000,000

(1)   On May 7, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to $160.0 million, with no specified expiration date. This program became effective immediately and replaced previously announced stock repurchase programs. Stock repurchases under this program may be made from time to time. On January 27, 2005, the Company announced that its Board of Directors authorized the repurchase of up to an additional $75.0 million of common stock under the stock repurchase program, in conjunction with the $160.0 million originally approved in May 2003. This $75.0 million of shares under this program may be repurchased at any time, at our discretion, before June 30, 2006, in the open market, through block trades or otherwise, pursuant to applicable securities laws. Under this program, the Company repurchased in aggregate 6.4 million shares of common stock totaling $199.0 million as of June 30, 2005. The approximate dollar value of shares that may still be repurchased under this program totaled $36.0 million as of June 30, 2005.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Stockholders was held on April 21, 2005. The Company’s directors are elected on an annual basis.  Each of the eleven persons named in the Proxy Statement as a nominee for director was elected and each of the other items of business that were presented at the meeting for approval or ratification was approved or ratified, as applicable. The voting results were as follows:

Election of Directors	In Favor	Withheld
Eric A. Benhamou	32,604,782	750,421
David M. Clapper	32,796,867	558,336
Roger F. Dunbar	32,187,938	1,167,265
Joel P. Friedman	32,798,445	556,758
G. Felda Hardymon	24,606,930	8,748,273
Alex W. “Pete” Hart	31,908,758	1,446,445
C. Richard Kramlich	32,074,147	1,281,056
James R. Porter	31,272,953	2,082,250
Michaela K. Rodeno	31,208,487	2,146,716
Larry W. Sonsini	22,967,314	10,387,889
Kenneth P. Wilcox	32,746,364	608,839

Other Matters	In Favor	Opposed	Abstain	Broker Non-Vote
Approval of the Company’s Restated Certificate of Incorporation to change its name to “SVB Financial Group.”	33,229,740	101,145	24,318	—
Approval of an amendment to the Company’s Amended and Restated 1997 Equity Incentive Plan to (i) reserve an additional 750,000 shares of common stock for issuance thereunder, and (ii) delete a provision limiting certain awards.	14,197,309	12,729,738	72,734	6,355,422
Approval of a bonus arrangement with David Ketsdever, Chief Executive Officer of SVB Alliant, a wholly-owned subsidiary of the Company.	24,436,549	2,233,370	329,862	6,355,422
Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm of its fiscal year ending December 31, 2005.	32,511,707	813,489	30,007	—

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

See Index of Exhibits at the end of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: December 28, 2005	/s/ DONAL D. DELANEY
Donal D. Delaney
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	10-K	000-15637	3.3	March 11, 2004
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.4	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein.	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3003 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
10.2	Amended and Restated Lease Termination Agreement, dated as of October 20, 2004, by and between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank	8-KA	000-15637	99.1	October 22, 2004
*10.3	Amended and Restated Silicon Valley Bancshares 1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.4	Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.29	August 13, 1996

*10.5	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.30	August 13, 1996
*10.6	Silicon Valley Bank 401(k) and Employee Stock Ownership Plan, as amended and restated	10-K	000-15637	10.6	March 16, 2005
*10.7	Form of Change in Control Severance Benefits Policy for Non-Executives	10-Q	000-15637	10.33	November 13, 1996
*10.8	Amended and Restated Silicon Valley Bancshares Retention Program Plan	10-Q	000-15637	10.8	August 9, 2004
*10.9	Severance Agreement between the Company and John C. Dean related to Garage.com™ as of August 12, 1998	10-Q	000-15637	10.40	November 13, 1998
*10.10	Severance Agreement between the Company and Harry W. Kellogg related to Garage.com™ as of August 12, 1998	10-Q	000-15637	10.41	November 13, 1998
*10.11	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000
*10.12	Silicon Valley Bancshares 1998 Equity Incentive Plan, amended as of July 20, 2000	10-Q	000-15637	10.45	November 14, 2000
*10.13	Change in Control Severance Benefits Policy of Silicon Valley Bank	10-Q	000-15637	10.46	November 14, 2000
*10.14	Consulting Agreement between Silicon Valley Bancshares and John C. Dean, effective as of May 1, 2001	10-Q	000-15637	10.47	May 15, 2001
*10.15	Silicon Valley Bancshares 1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.16	Form of Indemnity Agreement between the Company and its directors and officers	10-Q	000-15637	10.50	November 14, 2003
*10.17	Severance Agreement between the Company and Lauren Friedman	10-Q	000-15637	10.51	November 14, 2003
*10.18	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated August 4, 2000	10-K	000-15637	10.52	March 11, 2004
*10.19	Bonus Agreement Between Silicon Valley Bank and Marc Verissimo dated September 20, 2000	10-K	000-15637	10.53	March 11, 2004
*10.20	Promissory Note Between Silicon Valley Bancshares and Ken Wilcox dated April 4, 2002	10-K	000-15637	10.54	March 11, 2004
*10.21	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated April 2, 2002	10-K	000-15637	10.55	March 11, 2004
*10.22	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated May 6, 2002	10-K	000-15637	10.56	March 11, 2004
*10.23	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated January 16, 2003	10-K	000-15637	10.57	March 11, 2004
*10.24	Silicon Valley Bancshares Senior Management Incentive Compensation Plan	10-K	000-15637	10.58	March 11, 2004
*10.25	Separation Agreement Between Silicon Valley Bank and Leilani Gayles dated July 16, 2003	10-K	000-15637	10.59	March 11, 2004
*10.26	Offer Letter to Jack Jenkins-Stark dated February 20, 2004	10-Q	000-15637	10.26	May 7, 2004
*10.27	Offer Letter to David C. Webb dated May 25, 2004	10-Q	000-15637	10.27	August 9, 2004
*10.28	Silicon Valley Bank Deferred Compensation Plan, as amended and restated	8-K	000-15637	10.29	November 3, 2004

*10.29	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive	8-K	000-15637	10.30	November 5, 2004
*10.30	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.31	Form of Nonqualified Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.32	Form of Restricted Stock Award under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.33	Offer Letter to David Ketsdever dated November 13, 2004	8-K	000-15637	10.34	November 30, 2004
14.1	Code of Ethics	10-K	000-15637	14.1	March 16, 2005
21.1	Subsidiaries of Silicon Valley Bancshares	10-K	000-15637	21.1	March 16, 2005
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer					☒
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer					☒
32.1	Section 1350 Certifications					☒

*      Denotes management contract or any compensatory plan, contract or arrangement.