Form 10-Q
period 2005-09-30
SVB FINANCIAL GROUP
filed 2005-12-30
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to            .

Commission File Number: 000-15637

SVB FINANCIAL GROUP

(formerly Silicon Valley Bancshares)

(Exact name of registrant as specified in its charter)

Delaware	91-1962278
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3003 Tasman Drive, Santa Clara, California 95054 — 1191	http://www.svb.com/company/investor fs.asp
(Address of principal executive offices including zip code)	(Registrant’s URL)

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

Yes☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes☒  No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐  No☒

At December 23, 2005, 34,910,915 shares of the registrant’s common stock ($0.001 par value) were outstanding.

                PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except par value)	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$241,263	$284,208
Federal funds sold, securities purchased under agreement to resell and other short-term investments	177,428	343,010
Investment securities	2,155,694	2,074,967
Loans, net of unearned income	2,638,731	2,308,588
Allowance for loan and lease losses	(34,863)	(37,613)
Loans, net	2,603,868	2,270,975
Premises and equipment, net of accumulated depreciation and amortization	23,148	14,641
Goodwill	35,638	35,639
Accrued interest receivable and other assets	132,027	122,239
Total assets	$5,369,066	$5,145,679

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,696,661	$2,649,853
Negotiable order of withdrawal (NOW)	35,650	32,009
Money market	1,264,102	1,206,078
Time	295,726	331,574
Total deposits	4,292,139	4,219,514
Federal funds purchased and securities sold under agreement to repurchase	119,164	—
Contingently convertible debt	147,413	146,740
Junior subordinated debentures	48,818	49,470
Other borrowings	2,396	9,820
Other liabilities	103,973	107,502
Total liabilities	4,713,903	4,533,046

Commitments and contingencies

Minority interest in capital of consolidated affiliates	109,316	70,685

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,122,829 and 35,970,095 shares outstanding at September 30, 2005 and December 31, 2004, respectively	35	36
Additional paid-in capital	6,028	45,226
Retained earnings	562,067	499,911
Unearned compensation	(7,443)	(4,512)
Accumulated other comprehensive income (loss)	(14,840)	1,287
Total stockholders’ equity	545,847	541,948
Total liabilities, minority interest, and stockholders’ equity	$5,369,066	$5,145,679

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands, except per share amounts)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(As Restated)		(As Restated)
Interest income:
Loans	$57,825	$40,692	$156,587	$111,814
Investment securities:
Taxable	21,976	19,187	64,141	50,259
Non-taxable	872	1,144	2,842	3,895
Federal funds sold, securities purchased under agreement to resell and other short term investments	2,284	1,923	7,268	5,613
Total interest income	82,957	62,946	230,838	171,581
Interest expense:
Deposits	3,141	2,138	8,251	6,276
Other borrowings	1,752	762	3,478	2,200
Total interest expense	4,893	2,900	11,729	8,476
Net interest income	78,064	60,046	219,109	163,105
(Recovery of) provision for loan and lease losses	1,427	(1,390)	(1,573)	(6,920)
Net interest income after (recovery of) provision for loan and lease losses	76,637	61,436	220,682	170,025

Noninterest income:
Client investment fees	8,700	6,955	23,901	19,622
Letter of credit and standby letter of credit income	4,429	2,280	9,222	7,294
Corporate finance fees	2,990	3,020	14,739	18,161
Deposit service charges	2,435	3,187	7,317	10,595
Gains (losses) on derivative instruments, net	1,236	2,388	15,377	8,546
Gains (losses) on investment securities, net	1,301	(189)	872	2,035
Other	3,502	3,304	8,438	9,087
Total noninterest income	24,593	20,945	79,866	75,340

Noninterest expense:
Compensation and benefits	37,796	36,461	122,344	110,541
Professional services	6,336	4,967	17,059	13,182
Net occupancy	3,633	4,590	12,506	13,856
Furniture and equipment	3,278	3,067	9,297	9,426
Business development and travel	2,748	2,654	7,540	6,825
Correspondent bank fees	1,429	1,407	4,125	3,931
Data processing services	1,098	735	3,063	2,609
Telephone	894	856	2,844	2,540
Provision for (reduction of) unfunded credit commitments	1,508	(1,856)	249	526
Other	3,263	5,582	10,096	13,208
Total noninterest expense	61,983	58,463	189,123	176,644

Income before minority interest in net (income) loss of consolidated affiliates and income tax expense	39,247	23,918	111,425	68,721
Minority interest in net (income) loss of consolidated affiliates	(1,281)	(2)	(468)	(550)
Income before income tax expense	37,966	23,916	110,957	68,171
Income tax expense	14,907	8,525	44,066	25,098
Net income	$23,059	$15,391	$66,891	$43,073

Earnings per common share — basic	$0.66	$0.44	$1.90	$1.23
Earnings per common share — diluted	$0.60	$0.41	$1.73	$1.16

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(As Restated)		(As Restated)
Net income	$23,059	$15,391	$66,891	$43,073
Other comprehensive income (loss), net of tax:
Cumulative translation gains (losses):
Translation gains (losses), net of tax	(25)	—	(57)	—
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses), net of tax	(12,684)	14,137	(14,881)	(2,866)
Reclassification adjustment for gains (losses) included in net income, net of tax	101	144	(1,189)	854
Other comprehensive income (loss), net of tax	(12,608)	14,281	(16,127)	(2,012)
Comprehensive income (loss)	$10,451	$29,672	$50,764	$41,061

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
(Dollars in thousands)	September 30, 2005	September 30 2004
		(As Restated)
Cash flows from operating activities:
Net income	$66,891	$43,073
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan and lease losses	(1,573)	(6,920)
(Gains) on investment securities, net	(872)	(2,035)
Changes in fair values of derivatives	4,612	4,857
Depreciation and amortization	5,958	6,341
Impairment of goodwill	—	1,910
Minority interest	468	550
Tax benefits of stock compensation	9,263	6,078
Amortization of stock-based compensation	5,438	1,386
Amortization of deferred warrant-related loan fees	(4,796)	(3,995)
Deferred income tax expense	435	2,378
Changes in other assets and liabilities:
(Increase) in accrued interest receivable	(7,413)	(2,689)
(Increase) decrease in accounts receivable	6,722	(9,339)
(Increase) in income tax receivable	(2,375)	(1,485)
Increase (decrease) in accrued retention, incentive plans, other compensation benefits payable	(9,388)	7,224
Other, net	10,684	15,110
Net cash provided by operating activities	84,054	62,444

Cash flows from investing activities:
Purchases of investment securities	(483,321)	(1,304,779)
Proceeds from sales of investment securities	355,000	146,809
Proceeds from maturities and pay-downs of investment securities	22,646	648,423
Net (increase) in loans	(342,314)	(253,392)
Proceeds from recoveries of charged-off loans	9,330	10,414
Purchases of premises and equipment	(14,465)	(5,814)
Net cash (used by) investing activities	(453,124)	(758,339)

Cash flows from financing activities:
Net increase in deposits	72,625	370,774
Increase (decrease) in other borrowings, net	111,761	(8,333)
Capital contributions from minority interest participants, net of distributions	38,163	23,445
Proceeds from issuance of common stock	15,655	15,142
Repurchase of common stock	(77,661)	—
Net cash provided by financing activities	160,543	401,028
Net (decrease) in cash and cash equivalents	(208,527)	(294,867)
Cash and cash equivalents at beginning of year	627,218	835,313
Cash and cash equivalents at end of period	$418,691	$540,446
Supplemental disclosures:
Cash paid during the period for:
Interest paid	$11,661	$5,517
Income taxes paid	$36,761	$19,973
Noncash items during the period:
Increase in deferred rent liability and accounts receivable related to landlord non-cash incentives	$—	$6,992
Increase in deferred rent liability and deferred rent asset related to rent abatement for lease of the headquarters property	$—	$2,288

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Nature of Business

SVB Financial Group (formerly known as Silicon Valley Bancshares) (individually referred to as SVB Financial) and its subsidiaries (collectively, including SVB Financial, referred to as the Company) offer clients financial products and services through five lines of banking and financial services (see Note 10. Segment Reporting). SVB Financial is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the Bank), a California chartered bank, founded in 1983. The Company is headquartered in Santa Clara, California. As of May 31, 2005, the Company changed its name from Silicon Valley Bancshares to SVB Financial Group.

The Bank serves more than 10,000 clients across the country, through its 26 regional offices in the United States, and through two foreign subsidiaries located in London, England and Bangalore, India. The Bank has 12 offices throughout California and operates regional offices across the country in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The Bank serves corporate clients in all stages of maturity ranging from emerging-growth companies to established middle market corporate companies in the technology and life science markets and the premium wine industry. The Company defines “emerging-growth” clients as companies in the start-up or early stages of their life cycle. These companies tend to be privately-held and backed by venture capital investors. They generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market, and have no or little revenue. By contrast, the Company defines “middle market” clients as companies that tend to be more mature. These companies may be publicly traded, and more established in the markets in which they participate. Additionally, merger, acquisition, private placement, and corporate partnering services are provided through the Company’s wholly-owned investment banking subsidiary, SVB Alliant, whose offices are in California and Massachusetts.

2.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (of a normal and recurring nature) that are, in the opinion of management, necessary to fairly present the financial position, results of operations and cash flows of the Company in accordance with accounting principles generally accepted in the United States of America (GAAP). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results for any future periods. These interim consolidated financial statements should be read in conjunction with the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A for the year ended December 31, 2004 (“2004 Form 10-K/A”).

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

Federal Funds Sold, Securities Purchased under Agreement to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreement to resell and other short-term investment securities as reported in the interim consolidated balance sheets include interest-bearing deposits in other financial institutions of $19.8 million and $11.4 million at September 30, 2005 and December 31, 2004, respectively.

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

Compensation expense related to the Employees Stock Purchase Plan (ESPP), used in determining the pro forma net income and basic and diluted earnings per share amounts, is calculated in accordance with the provisions of FASB Technical Bulletin No. 97-1, “Accounting under Statement 123 for certain Employee Stock Purchase Plans with a Look-back Option.”

If compensation cost related to both the Company’s stock option awards to employees and directors and to the Employee Stock Purchase Plan had been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income, basic earnings per share, and diluted earnings per share would have been the pro forma amounts shown below for the three months and nine months ended September 30, 2005 and 2004:

	For the three months ended September 30,		For the nine months ended September 30,
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
		(As Restated)		(As Restated)
Net income, as reported	$23,059	$15,391	$66,891	$43,073
Add: Stock-based compensation expense, net of tax reported in net income	1,235	431	3,154	876
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(5,472)	(1,841)	(16,381)	(16,015)
Net income, pro forma	$18,822	$13,981	$53,664	$27,934

Earnings per common share – basic:
As reported	$0.66	$0.44	$1.90	$1.23
Pro forma	0.54	0.40	1.53	0.80
Earnings per common share – diluted:
As reported	$0.60	$0.41	$1.73	$1.16
Pro forma	0.50	0.39	1.43	0.78

Refer to the Company’s 2004 Form 10-K/A under “Part II. Item 8. Consolidated Financial Statements and Supplementary Data — Note 19 to the Consolidated Financial Statements — Employee Benefit Plans” for assumptions used in calculating the pro forma amounts above.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123, revised 2004, “Share-Based Payment” (SFAS No. 123(R)) which is a revision of SFAS No. 123 and supersedes APB No. 25.  SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments using a fair value method, and record such expense in the Company’s consolidated financial statements for interim or annual reporting periods beginning after June 15, 2005. On April 14, 2005, the U.S. Securities and Exchange Commission (the SEC) provided issuers with an election to defer the adoption date of SFAS No. 123(R) from the first interim or annual reporting period beginning after June 15, 2005 to the first annual reporting period beginning after June 15, 2005. The Company elected to defer the effective date of SFAS No. 123(R) until fiscal 2006.

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

The primary restatement adjustments recorded due to the misapplication of GAAP are described below

Derivative equity warrant assets with net share settlement provisions were not accounted for as derivatives in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments And Hedging Activities,” as amended (SFAS No 133).

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

Under the revised accounting treatment, equity warrant assets in the Company’s private and public client companies, which include net share settlement provisions are recorded at fair value and are classified as derivative assets, a component of other assets on the Company’s balance sheet at the time they are obtained. The grant date fair values of these equity warrant assets are deemed to be loan fees and, “Accounting For NonRefundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases” (SFAS No. 91) as such, are required to be recognized as an adjustment of loan yield through interest income, as prescribed by SFAS No. 91.  Similar to other loan fees, the yield adjustment related to the grant date fair value of equity warrant assets, received directly in connection with the issuance of a credit facility, is recognized over the life of the related credit facility in interest income.  Any changes in value of the warrant derivative assets subsequent to the grant date fair value are recognized in gains (losses) on derivative instruments, net in the Company’s consolidated statements of income.  If the warrant is in the money, the Company exercises these equity warrants for shares when a portfolio company completes an initial public offering on a publicly reported market or is acquired by a publicly traded company.  On the date a warrant is exercised and exchanged for equity securities, it is marked to market as a derivative asset with the resulting change in value recognized in gains (losses) on derivative instruments, net, in noninterest income, a component of consolidated net income.  As of the exercise date, the basis or value in the equity securities is reclassified from Other Assets to the Investment Securities line item on the balance sheet.  The equity securities are classified as available-for-sale securities under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Instruments” (SFAS No. 115).  In accordance with the provisions of SFAS No. 115, changes in fair value of securities designated as available for sale are excluded from net income and reported in accumulated other comprehensive income after applicable taxes, which is a separate component of stockholders’ equity.

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

Initial non-refundable corporate finance fees were not reported in accordance with the provisions of Staff Accounting Bulleting No. 104, “Revenue Recognition” (SAB No. 104).

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30, 2004
	As Previously
(Dollars in thousands, except per share amounts)	Reported	Adjustments	As Restated
Interest Income:
Loans	$41,639	(947)	$40,692
Investment securities:
Taxable	19,763	(576)	19,187
Non-Taxable	1,144	—	1,144
Federal funds sold, securities purchased under agreement to resell and other short-term investments	1,347	576	1,923
Total interest income	63,893	(947)	62,946

Interest expense
Deposits	2,138	—	2,138
Other borrowings	762	—	762
Total interest expense	2,900	—	2,900

Net interest income	60,993	(947)	60,046
(Recovery of) provision for loan and lease losses	(1,395)	5	(1,390)
Net interest income after (recovery of) provision for loan and lease losses	62,388	(952)	61,436

Noninterest income:
Client investment fees	6,955	—	6,955
Corporate finance fees	3,197	(177)	3,020
Letter of credit and standby letter of credit income	3,874	(1,594)	2,280
Deposit service charges	3,187	—	3,187
Income from client warrants	1,152	(1,152)	0
Gains (losses) on derivative instruments, net	—	2,388	2,388
Gains (losses) on investment securities, net	133	(322)	(189)
Other	3,304		3,304
Total noninterest income	21,802	(857)	20,945

Noninterest expense:
Compensation and benefits	36,926	(465)	36,461
Net occupancy	4,512	78	4,590
Professional services	4,967	—	4,967
Furniture and equipment	3,067	—	3,067
Business development and travel	2,654	—	2,654
Correspondent bank fees	1,407	—	1,407
Data processing services	735	—	735
Telephone	856	—	856
Provision for (reduction of) unfunded credit commitments	(1,856)	—	(1,856)
Other	5,582	—	5,582
Total noninterest expense	58,850	(387)	58,463
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	25,340	(1,422)	23,918
Minority interest in net (income) losses of consolidated affiliates	(2)	—	(2)
Income (loss) before income tax expense	25,338	(1,422)	23,916
Income tax expense (benefit)	9,235	(710)	8,525
Net income	$16,103	(712)	$15,391

Earnings per common share-basic	$0.46	$(0.02)	$0.44
Earnings per common share-diluted	$0.43	$(0.02)	$0.41

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	For the Nine Months ended September 30, 2004
(Dollars in thousands, except per share amounts)	As Previously Reported	Adjustments	As Restated
Interest Income:
Loans	$115,551	$(3,737)	$111,814
Investment securities:
Taxable	51,775	(1,516)	50,259
Non-Taxable	3,895	—	3,895
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	4,097	1,516	5,613
Total interest income	175,318	(3,737)	171,581

Interest expense
Deposits	6,276	—	6,276
Other borrowings	2,200	—	2,200
Total interest expense	8,476	—	8,476

Net interest income	166,842	(3,737)	163,105
(Recovery of) provision for loan and lease losses	(5,274)	(1,646)	(6,920)
Net interest income after (recovery of) provision for loan and lease losses	172,116	(2,091)	170,025

Noninterest income:
Client investment fees	19,622	—	19,622
Corporate finance fees	18,181	(20)	18,161
Letter of credit and standby letter of credit income	11,408	(4,114)	7,294
Deposit service charges	10,595	—	10,595
Income from client warrants	7,370	(7,370)	—
Gains (losses) on derivative instruments, net	—	8,546	8,546
Gains (losses) on investment securities, net	1,933	102	2,035
Other	9,087	—	9,087
Total noninterest income	78,196	(2,856)	75,340

Noninterest expense:
Compensation and benefits	112,182	(1,641)	110,541
Net occupancy	13,622	234	13,856
Professional services	13,182	—	13,182
Furniture and equipment	9,426	—	9,426
Business development and travel	6,825	—	6,825
Correspondent bank fees	3,931	—	3,931
Data processing services	2,609	—	2,609
Telephone	2,540	—	2,540
Provision for (reduction of) unfunded credit commitments	(719)	1,245	526
Other	13,208	—	13,208
Total noninterest expense	176,806	(162)	176,644
Income before minority interest in net (income) losses of consolidated affiliates and income tax expense	73,506	(4,785)	68,721
Minority interest in net (income) losses of consolidated affiliates	(550)	—	(550)
Income (loss) before income tax expense	72,956	(4,785)	68,171
Income tax expense (benefit)	27,135	(2,037)	25,098
Net income	$45,821	$(2,748)	$43,073

Earnings per common share-basic	$1.31	$(0.08)	$1.23
Earnings per common share-diluted	$1.24	$(0.08)	$1.16

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months ended September 30, 2004
(Dollars in thousands)	As Previously Reported	Adjustments	As Restated
Net income	$16,103	$(712)	$15,391
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses), net of tax	16,591	(2,454)	14,137
Reclassification adjustment for gains (losses) included in net income, net of tax	(677)	821	144
Other comprehensive income (loss), net of tax	15,914	(1,633)	14,281
Comprehensive income (loss)	$32,017	$(2,345)	$29,672

	For the Nine Months ended September 30, 2004
(Dollars in thousands)	As Previously Reported	Adjustments	As Restated
Net income	$45,821	$(2,748)	$43,073
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses), net of tax	(1,345)	(1,521)	(2,866)
Reclassification adjustment for gains (losses) included in net income, net of tax	(4,910)	5,764	854
Other comprehensive income (loss), net of tax	(6,255)	4,243	(2,012)
Comprehensive income (loss)	$39,566	$1,495	$41,061

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONDENSED STATEMENT OF CASH FLOW

(Unaudited)

	For the Nine Months ended September 30, 2004
(Dollars in thousands)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net cash (used) provided by operating activities	51,329	11,115	62,444
Cash flows from investing activities:
Net cash (used) provided by investing activities	(807,796)	49,457	(758,339)
Cash flows from financing activities:
Net cash (used) provided by financing activities	410,901	(9,873)	401,028
Foreign exchange effect on cash and cash equivalents	—	—	—
Net increase (decrease) in cash and cash equivalents	(345,566)	50,699	(294,867)
Cash and cash equivalents at beginning of period	794,996	40,317	835,313
Cash and cash equivalents at end of period	$449,430	$91,016	$540,446

Supplemental disclosures:
Cash paid during the period for:
Interest paid	$5,517	$—	$5,517
Income taxes paid	$19,973	$—	$19,973
Noncash items during the period:
Increase in deferred rent liability and accounts receivable related to landlord non-cash incentives	$—	$6,992	$6,992
Increase in deferred rent liability and deferred rent asset related to rent abatement for lease of the headquarters property	$—	$2,288	$2,288

4.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three months and nine months ended September 30, 2005 and September 30, 2004.

	For the three months ended September 30, 2005			For the nine months ended September 30, 2004
(Dollars and shares in thousands, except per share amounts)	Net Income	Weighted Average Shares	Per Share Amount	Net Income	Weighted Average Shares	Per Share Amount

2005:
Basic EPS:
Income available to common stockholders	$23,059	34,838	$0.66	$66,891	35,179	$1.90
Effect of dilutive securities:
Stock options, restricted stock and convertible debt	—	3,617		—	3,390

Diluted EPS:
Income available to common stockholders and assumed conversions	$23,059	38,455	$0.60	$66,891	38,569	$1.73

2004: (As Restated)
Basic EPS:
Income available to common stockholders	$15,391	35,303	$0.44	$43,073	35,079	$1.23
Effect of dilutive securities:
Stock options, restricted stock and convertible debt	—	2,221		—	2,058

Diluted EPS:
Income available to common stockholders and assumed conversions	$15,391	37,524	$0.41	$43,073	37,137	$1.16

In September 2004, the EITF reached final consensus on EITF Issue No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” requiring that contingently convertible securities should be treated as convertible securities and included in the calculation of diluted earnings per common share.  The diluted earnings per common share for the three and nine months ended September 30, 2005 and 2004, have been restated to reflect the December 31, 2004 adoption of EITF Issue 04-8.  The potentially dilutive effect of the contingently convertible debt using the treasury stock method was 1,242,237 shares as of September 30, 2005.  The Company included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in its fully diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of Emerging Issue Task Force (EITF) issue No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share.”  However, the exposure draft of SFAS No. 128R, if adopted in its proposed form, will require the Company to change its accounting for the calculation of EPS on its contingently convertible debt to the “if converted method.”  The “if converted” treatment of the contingently convertible debt would have decreased EPS by $0.13 per diluted common share, or 7.7 percent for the three and nine months ended September 30, 2005.

5.  Investment Securities

The detailed composition of the Company’s investment securities is presented as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004

Available-for-sale securities, at fair value	$1,953,712	$1,926,685
Marketable securities (investment company fair value accounting)	9	480
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments(1)	71,959	52,547
Other private equity investments(2)	24,836	15,720
Other investments(3)	30,411	11,247
Non-marketable securities (equity method accounting):
Other investments (4)	4,126	2,388
Low income housing tax credit funds	12,279	14,070
Non-marketable securities (cost method accounting):
Fund investments	28,291	27,409
Federal Home Loan Bank stock (5)	17,948	12,798
Federal Reserve Bank stock (5)	8,220	7,967
Other private equity investments	3,903	3,656
Total investment securities	$2,155,694	$2,074,967

(1)          Includes $54.8 million and $45.3 million related to SVB Strategic Investors Fund, LP at September 30, 2005 and December 31, 2004, respectively. The Company has a controlling ownership interest of 12.6% and 11.1% in the fund at September 30, 2005 and December 31, 2004, respectively. Also includes $17.1 million and $7.3 million related to SVB Strategic Investors Fund II, LP, at September 30, 2005 and December 31, 2004, respectively. The Company has a controlling interest of 8.6% and 14.4% in the fund at September 30, 2005 and December 31, 2004.

(2)          Includes $23.8 million and $15.7 million related to Silicon Valley BancVentures, LP at September 30, 2005 and December 31, 2004, respectively. The Company has a controlling ownership interest of 10.7% in the fund for both the periods ended at September 30, 2005 and December 31, 2004. Also includes $1.0 million related to Partners for Growth, LP as of September 30, 2005, which the Company has a majority ownership interest of 50.0% in the fund.

(3)          Includes $26.5 million and $9.0 million related to Partners For Growth, LP at September 30, 2005 and December 31, 2004, respectively. The Company has a majority ownership interest of slightly above 50.0% and 53.2% in the fund at September 30, 2005 and December 31, 2004 respectively. It also included $3.9 million and $2.3 million related to Gold Hill Venture Lending 03, LP, as of September 30, 2005 and December 31, 2004, respectively.  The Company has a direct ownership interest of 4.8% in the fund for both periods ended September 30, 2005 and December 31, 2004.

(4)          Includes $4.1 million and $2.4 million related to Gold Hill Venture Lending Partners 03, LLC, the general partners of Gold Hill Venture Lending 03, LP, as of September 30, 2005. The Company has a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC. Gold Hill Venture Lending Partners 03, LLC has an ownership interest of 5.0% in the fund for both periods ended September 30, 2005 and December 31, 2004.

(5)          Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock are restricted, as the Company is required to hold shares of FHLB and FRB stock under Silicon Valley Bank’s borrowing agreement.

The following table presents the components of gains and losses on investment securities, for the three months and nine months ended September 30, 2005 and September 30, 2004.

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(As Restated)		(As Restated)
Gross gains on investment securities:
Available-for-sale securities, at fair value	$173	$417	$173	$1,533
Marketable securities (investment company fair value accounting)	1,602	159	1,602	159
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	2,219	1,594	7,121	4,235
Other private equity investments	6	422	973	2,523
Non-marketable securities (cost method accounting):
Venture capital fund investments	289	85	816	204
Other private equity investments	—	—	171	888
Total gross gains on investment securities	4,289	2,677	10,856	9,542
Gross losses on investment securities:
Available-for-sale securities, at fair value	0	(172)	(2,274)	(160)
Marketable securities (investment company accounting)	—	(207)	0	(207)
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(1,450)	(1,005)	(2,903)	(3,194)
Other private equity investments	(479)	(573)	(530)	(1,935)
Other investments	(425)	(286)	(425)	(286)
Non-marketable securities (cost method accounting):
Venture capital fund investments	(634)	(378)	(3,379)	(1,315)
Other private equity investments	—	(245)	(473)	(410)
Total gross losses on investment securities	(2,988)	(2,866)	(9,984)	(7,507)
Net gains (losses) on investment securities	$1,301	$(189)	$872	$2,035

6.   Loans and Allowance for Loan and Lease Losses

The detailed composition of loans, net of unearned income of $20.0 million and $18.4 million for the periods ended September 30 2005 and December 31, 2004, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2005	December 31, 2004

Commercial loans	$2,220,752	$1,927,271

Vineyard development	97,475	80,960
Commercial real estate	20,247	18,562
Total real estate construction	117,722	99,522

Real estate term — consumer	35,942	27,124
Real estate term — commercial	10,656	16,720
Total real estate term	46,598	43,844

Consumer and other	253,659	237,951
Total loans, net of unearned income	$2,638,731	$2,308,588

The activity in the allowance for loan and lease losses for the three months and nine months ended September 30, 2005 and September 30, 2004 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
		(As Restated)		(As Restated)
Beginning balance	$36,372	$44,880	$37,613	$49,862
(Recovery of) provision for loan and lease losses	1,427	(1,390)	(1,573)	(6,920)
Loans charged off	(4,437)	(3,205)	(10,507)	(9,920)
Recoveries	1,501	3,151	9,330	10,414
Ending balance	$34,863	$43,436	$34,863	$43,436

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $13.5 million and $15.0 million at September 30, 2005 and September 30, 2004, respectively. Allocations of the allowance for loan and lease losses specific to impaired loans totaled $1.4 million at September 30, 2005, and $4.5 million at September 30, 2004. Average impaired loans for the third quarter of 2005 and 2004 totaled $14.5 million and $13.6 million, respectively.

7.  Borrowings

The following table represents the outstanding borrowings at September 30, 2005 and December 31, 2004:

(Dollars in thousands)	Maturity	September 30, 2005	December 31, 2004

0% Short-term borrowings(1)	September 28, 2005	$—	$9,120
Other borrowings	Overdraft	606	—
Revolving line of credit – venture debt fund	Due on Demand	1,790	700
Total other borrowings		$2,396	$9,820

Federal funds purchased and securities sold under agreement to repurchase	Less than One Month	$119,164	$—
Contingently convertible debt	June 15, 2008	147,413	146,740
Junior subordinated debentures	October 15, 2033	48,818	49,470

(1)          Relates to the acquisition of SVB Alliant (Alliant Partners) in 2001 and were payable to the former owners, who were employed by the Company.  These notes were retired according to their terms during third quarter 2005.

Interest expense related to other borrowings was $1.8 million and $0.8 million for the three months ended September 30, 2005 and 2004, and $3.5 million and $2.2 million for the nine months ended September 30, 2005 and 2004, respectively. The weighted average interest rates associated with the Company’s borrowings outstanding for the three and nine months ended September 30, 2005 were 2.35% and 1.94%, respectively.

Contingently Convertible Debt

On May 20, 2003, the Company issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all present and future senior debt of the Company. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of the Company’s common stock. This represents 4,460,610 shares of the Company’s common stock. On August 14, 2003, the Company filed a shelf registration statement with the SEC, with respect to the resale of the notes and the common stock issuable upon the conversion of the notes. The fair value of the convertible debt at September 30, 2005 was $213.0 million, based on quoted market prices. The Company intends to settle the principal amount of $150.0 million (accreted value) in cash. Based on the terms of the notes, if, at any time before June 15, 2007, the per share stock price on the last trading day of the immediately preceding fiscal quarter was 110% or more of the then current conversion price, the notes would become convertible. The per share closing price of $48.64 of the Company’s common stock on September 30, 2005, the last trading day of third quarter of 2005, was 110% or more than the then current conversion price of $33.6277. Accordingly, during the third quarter of 2005, our note holders held the right, at their option, to convert their notes, in whole or in part, into shares of the Company’s common stock, subject to certain limitations, at the conversion price of $33.6277. The Company received conversion notice relating to the notes in an aggregate principal amount of $12,000 during the third quarter of 2005.

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

7.0% Junior Subordinated Debentures

On October 30, 2003, the Company issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. The Company’s distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. The junior subordinated debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent the Company redeems any debentures earlier. The Company may redeem the debentures prior to maturity in whole or in part, at its option, at any time on or after October 30, 2008. In addition, the Company may redeem the debentures, in whole but not in part, prior to October 30, 2008 upon the occurrence of certain events. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. Also see Note 8. Derivative Financial Instruments below. The fair value of the 7.0% junior subordinated debentures was estimated to be $51.9 million as of September 30, 2005 and $50.2 million as of December 31, 2004.  The Company has guaranteed the trust preferred securities issued by SVB Capital II.

Available Lines of Credit

As of September 30, 2005, the Company had available $410.0 million in federal funds and lines of credit, all of which were unused. In addition to the available federal funds lines the Company has reverse repurchase agreement lines available with multiple securities dealers. Reverse repurchase lines allow the Company to finance short term borrowings using various fixed income securities as collateral. At September 30, 2005, the Company borrowed $119.2 million against its reverse repurchase lines.

8.  Derivative Financial Instruments

The Company designates a derivative as held for hedging purposes or as non-hedging when it enters into a derivative contract. The designation may change based upon management’s reassessment or changing circumstances. Derivative instruments that the Company obtains or uses include interest rate swaps, forward contracts, options and warrants.  A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option or warrant contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument (including another derivative financial instrument), index, currency or commodity at a predetermined rate or price during a period or at a time in the future. Option or warrant agreements can be transacted on organized exchanges or directly between parties.  The Company records period-end gross positive fair values of derivative instruments in other assets and gross negative fair value of derivative liabilities are recorded in other liabilities.

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives were:

	At September 30, 2005
	Notional or contractual amount	Credit risk Amount (1)	Estimated net fair value
			Asset (liability)
	(Dollars in thousands)
Fair Value Hedge
Interest rate swap	$50,000	$—	$(706)

Derivatives
Foreign exchange spot and forwards	537,905	7,367	2,309
Foreign currency options	48,137	236	—
Equity warrant assets	N/A	25,021	25,021

	At December 31, 2004
	(Dollars in thousands)
Fair Value Hedge
Interest rate swap	$50,000	$49	$49

Derivatives
Foreign exchange spot and forwards	525,434	10,011	(431)
Foreign currency options	13,460	47	—
Equity warrant assets	N/A	28,928	28,928

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

The terms of this fair value hedge agreement provide for a swap of the Company’s 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. Because the swap meets the criteria for the short-cut treatment, the benefit or expense is recorded in the period incurred. This derivative agreement provided net income of $0.3 million and $0.5 million in the  three months ended September 30, 2005 and 2004, and  $1.0 million and $1.7 million in the nine months ended September 30, 2005 and 2004, respectively. The swap agreement mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. The Company assumes no ineffectiveness as the swap agreement meets the short-cut method requirements under SFAS No. 133 for fair value hedges of debt instruments. As a result, changes in the fair value of the swap are offset by changes in the fair value of the junior subordinated debentures, and no net gain or loss is recognized in earnings. Changes in the fair value of the derivative agreement and the junior subordinated debentures are primarily dependent on changes in market interest rates.

Derivatives

The Company enters into various derivatives primarily to provide derivative products or services to customers.  These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting.

The Company enters into foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the client’s need. For each of the foreign exchange forward contracts and non-deliverable foreign exchange forward contracts entered into with its clients, the Company enters into an opposite way foreign exchange forward contract and non-deliverable foreign exchange forward contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates. These contracts are short-term in nature, typically expiring within one year. The Company has not experienced nonperformance by counterparties and therefore has not incurred related losses. Further, the Company anticipates performance by all counterparties to such agreements. Period end fair value of foreign currency forward contracts is included in other assets and other liabilities as of September 30, 2005 and December 31, 2004. The change in fair value of these contracts is recorded in the line item net gains (losses) on derivative instruments, a component of consolidated net income.

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

The Company obtains derivative equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The purpose of obtaining warrants from client companies is to potentially increase the Company’s future noninterest income.  The change in fair value of equity warrant assets is recorded in noninterest income, a component of consolidated net income. The change in fair value of the warrants resulted in a net gain (loss) of $(2.3) million and $(0.2) million for the three months ended September 30, 2005 and 2004, and $(3.9) million and $(4.9) million for the nine months ended September 30, 2005 and 2004, respectively.  For information on the Company’s change in the value of warrant assets, see Note 3 – Restatement of Financial Statements.

Derivative Fair Value Instruments Indexed to and Potentially Settled in a Company’s Own Stock

Concurrent with the issuance of the $150 million amount of contingently convertible notes (see Note 7-Borrowings), the Company entered into a convertible note hedge (purchased call option).

At a cost of $39.3 million and a warrant transaction providing proceeds of $17.4 million with respect to its common stock, with the objective of decreasing its exposure to potential dilution from conversion of the contingently convertible notes, (see Note 7. – Borrowings). Under the terms of the convertible note hedge, upon the occurrence of conversion events, the Company has the right to purchase up to 4,460,610 shares of its common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. The Company has the option to settle any amounts due under the convertible hedge either in cash or net shares of its common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF No. 00-19. Under the warrant agreement, the counterparty may purchase up to 4,460,608 shares of the Company’s common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008. The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF No. 00-19. During the three and nine month periods ending September 30, 2005 and 2004, the warrant was not dilutive to the Company’s EPS, as the Company’s average common stock price remained below $51.34 during these periods.

9.  Common Stock Repurchase

On January 27, 2005, the Company announced that its Board of Directors authorized the repurchase of up to an additional $75.0 million of common stock under the Company’s stock repurchase program, in conjunction with the $160.0 million originally approved in May 2003. The additional $75.0 million of shares may be repurchased at any time, at the Company’s discretion, before June 30, 2006, in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, the repurchase of the additional shares may be commenced or suspended at any time prior to June 30, 2006, without any prior notice.  Since May 2003 when the program was approved by the Board of Directors, the Company has repurchased 6.5 million shares totaling $203.5 million as of September 30, 2005. The approximate dollar value of shares that may still be repurchased under this program is $31.5 million.

Under the May 2003 stock repurchase program, the Company repurchased: (i) during the three-month period ending September 30, 2005, 90,000 shares of its common stock for $4.5 million, and (ii) during the nine-month period ending September 30, 2005, 1,688,800 shares of its common stock for $77.7 million.

From time to time, the Company may implement a non-discretionary Rule 10b5-1 trading plan, under which the Company will automatically repurchase shares of its common stock pursuant to a predetermined formula for a specified period of time.

10.  Segment Reporting

In accordance with SFAS No. 131, “Disclosures about segments of an Enterprise and Related Information,” the Company reports segment information based on the “management” approach.  The management approach designates the internal reporting used by management for making decisions and assessing financial performance as the Company’s reportable segments.

The Company is organized into five lines of banking and financial services for management reporting:  Commercial Banking, SVB Capital, SVB Alliant, Global Financial Services, and Private Client Services and Other. These operating segments are strategic units that offer different services to different clients. The segments are managed separately because they appeal to different markets and, accordingly, require different strategies. The results of operating segments are based on the Company’s internal profitability reporting process. This process assigns each client relationship in its entirety, to a primary operating segment. The process assigns income and expenses to the operating segments according to the customer’s primary relationship designation. Additionally, working capital and its associated costs are allocated to the operating segments on an economic basis, treating each operating segment as if it were an independent entity. Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, the internal profitability reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of operating segments based on the Company’s internal operating structure and is not necessarily comparable with similar information for other financial services companies. Changes in the management structure and/or the allocation process have resulted, and may in the future result in changes in the Company’s allocation methodology as this process is under constant refinement. In the event of such changes, results for prior periods have been, and may be, restated for comparability. Changes in an individual client’s primary relationship designation have resulted, and may in the future result in certain clients’ inclusion in different segments in different periods.

As of September 30, 2005, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131, the Company’s reportable segments are: Commercial Banking and SVB Capital.  SVB Alliant, Private Client Services and Global Financial Services do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such, have been aggregated in a column labeled Other Business Services for segment reporting purposes.  For further information, please see the Company’s 2004 Form 10-K/A under “Part II. Item 8. Consolidated Financial Statements and Supplementary Data - Note 25. Segment Reporting.”

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

The Company’s segment information at and for the three months and nine months ended September 30, 2005 and September 30, 2004 are as follows:

	Commercial Banking	SVB Capital	Other Business Services	Total
	(Dollars in thousands)
Three months ended September 30, 2005
Net interest income	$59,161	$5,850	$13,053	$78,064
Provision for (recovery of) loan and lease losses(1)	2,963	—	(1,536)	1,427
Noninterest income (2)	20,377	1,535	2,681	24,593
Noninterest expense (3)	43,858	4,853	13,272	61,983
Minority interest in net (income) loss of consolidated affiliates	—	—	(1,281)	(1,281)
Income (loss) before income tax expense (5)	$32,717	$2,532	$2,717	$37,966

Total average loans	$2,107,882	$42,908	$299,361	$2,450,151
Total average assets (4)	3,817,530	706,397	764,363	5,288,290
Total average deposits	3,360,274	667,109	190,533	4,217,916
Goodwill at September 30, 2005	—	—	35,638	35,638

Three months ended September 30, 2004 (As Restated)
Net interest income	$43,247	$2,798	$14,001	$60,046
Provision for (recovery of) loan and lease losses(1)	49	—	(1,439)	(1,390)
Noninterest income (2)	17,433	1,133	2,379	20,945
Noninterest expense (3)	41,561	4,528	12,374	58,463
Minority interest in net (income) losses of consolidated affiliates	—	—	(2)	(2)
Income (loss) before income tax expense (5)	$19,070	$(597)	$5,443	$23,916

Total average loans	$1,686,202	$74,532	$254,858	$2,015,592
Total average assets (4)	3,679,411	567,521	595,571	4,842,503
Total average deposits	3,266,102	533,419	152,149	3,951,670
Goodwill at September 30, 2004			35,639	35,639

Nine months ended September 30, 2005
Net interest income	$164,783	$14,881	$39,445	$219,109
(Recovery of) provision for loan and lease losses(1)	(191)	—	(1,382)	(1,573)
Noninterest income (2)	61,829	6,785	11,252	79,866
Noninterest expense (3)	131,643	14,272	43,208	189,123
Minority interest in net (income) loss of consolidated affiliates	—	—	(468)	(468)
Income (loss) before income tax expense (5)	$95,160	$7,394	$8,403	$110,957

Total average loans	$1,962,492	$68,196	$262,194	$2,292,882
Total average assets (4)	3,825,741	672,269	653,170	5,151,180
Total average deposits	3,372,657	632,384	171,353	4,176,394
Goodwill at September 30, 2005	—	—	35,638	35,638

Nine months ended September 30, 2004 (As Restated)
Net interest income	$120,934	$7,849	$34,322	$163,105
(Recovery of) provision for loan and lease losses(1)	(88)	—	(6,832)	(6,920)
Noninterest income (2)	56,232	2,962	16,146	75,340
Noninterest expense (3)	122,259	12,192	42,193	176,644
Minority interest in net (income) loss of consolidated affiliates	—	—	(550)	(550)
Income (loss) before income tax expense(5)	$54,995	$(1,381)	$14,557	$68,171

Total average loans	$1,590,343	$73,381	$236,268	$1,899,992
Total average assets (4)	3,561,748	538,876	573,541	4,674,165
Total average deposits	3,169,023	506,914	147,941	3,823,878
Goodwill at September 30, 2004	—	—	35,639	35,639

(1)          For segment reporting purposes, the Company reports net loan charge-offs as the provision for loan losses.  Thus, the Other segment includes $(1.5) million and $(1.4) million for the three-month periods ended September 30, 2005 and 2004, respectively, and includes $(2.9) million and $(6.8) million for the nine-month periods ended September 30, 2005 and 2004, respectively, which represent the difference between net charge-offs and the provision for loan losses.

(2)          Non-interest income presented in the Commercial Bank segment included cash warrant income of $2.1 million and $1.2 million, for the three months ended September 30, 2005 and 2004, respectively and $9.4 million and $7.4 million, for the nine months ended September 30, 2005 and 2004, respectively.

(3)  Commercial Banking segment includes direct depreciation and amortization of $0.5 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively and $1.5 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively.  Due to the complexity of the Company’s cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments (totaling approximately $1.2 million and $1.8 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $4.4 million and $5.2 million for the nine months ended September 30, 2005 and 2004, respectively.

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

The table below summarizes the Company’s standby letter of credits at September 30, 2005. The maximum potential amount of future payments represents the amount that could be remitted under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands as of September 30, 2005)	Expires within one year or less	Expires after one year	Total amount outstanding	Maximum amount of future payments
Financial standby	$520,123	$105,127	$625,250	$625,250
Commercial standby	6,807	—	6,807	6,807
Performance standby	9,702	5,575	15,277	15,277
Total	$536,632	$110,702	$647,334	$647,334

At September 30, 2005, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.8 million. At September 30, 2005, cash and investment securities collateral available to us to reimburse losses under financial and performance standby letters of credits was $243.2 million.

In addition to standby letter of credit guarantees, the Company has issued additional guarantees as off-balance sheet arrangements. As of September 30, 2005, those guarantees include the following:

•                  The Bank, as a financial provider, routinely guarantees credit cards for some of its customers which have been provided by an unaffiliated financial institution.  The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. Certain of these amounts are secured by certificates of deposit and other assets which the Bank has rights to in the event of nonperformance by the customers.  The contract amount of these credit cards, which represents the maximum potential future payments guaranteed, including interest and principal payments, by the Bank, was $51.5 million at September 30, 2005. It is not considered probable that material losses would be incurred by the Bank as a result of these arrangements.

•                  The Company may be required to make contingent payments to the former owners of Woodside Asset Management based on their future revenue growth. During 2004, the Company paid one earn-out payment of $338,000 to the former owners of Woodside Asset Management. As of September 30, 2005, under the acquisition agreement, the maximum future gross earn-out payments to Woodside Asset Management’s former owners are $1.6 million.

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

In August 2005, the Company extended a revolving line of credit in the aggregate amount of $20 million to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds.  The Company has a 9.8% consolidated ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC.  The line of credit expires in August 2006 and bears an interest rate of 8% per annum.  The highest aggregate balance outstanding during the three months ended September 30, 2005 was approximately $8 million.

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

14.  Subsequent Event

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and notes as presented in Part I - Item 1 of this report and in conjunction with the Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2004 (“2004 Form 10-K/A”) as filed with the Securities and Exchange Commission (SEC). Certain reclassifications have been made to prior years’ results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

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

In connection with the Restatement, we made corrections primarily related to our reporting of: (i) our derivative equity warrant assets pursuant to SFAS 133 and other related changes, (ii) our initial non-refundable corporate finance fees pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), (iii) our non-refundable loan fees and costs associated with our lending products pursuant to SFAS No. 91, Accounting for Nonrefundable Fees and Costs associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS No. 91) (iv) certain investment securities that were readily convertible to known amounts of cash and presented insignificant risk of changes in value with initial maturity dates of 90 days or less were reclassified and reported as cash equivalents pursuant to SFAS No. 95, Statement of Cash Flows and (v) our current federal income taxes receivable and current federal income taxes payable were not reflected net on our balance sheets in accordance with the provisions of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.  The Company also recorded various other adjusting entries as part of the Restatement.

Overview of Company Operations

SVB Financial Group is a bank holding company and a financial holding company that was incorporated in the state of Delaware in March 1999. As of May 31, 2005, we changed our name from Silicon Valley Bancshares to SVB Financial Group. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank’s deposits are insured by the Federal Deposit Insurance Corporation. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400. When we refer to “we” or use similar words, we intend to include SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank. When we refer to “SVB Financial,” we are referring only to the parent company, SVB Financial Group.

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

SVB Capital also makes investments in venture capital and other private equity firms and in companies in the niches we serve. The segment also manages three venture funds that are consolidated into our financial statements: SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP, which are funds of funds that invest in other venture funds, and Silicon Valley BancVentures, LP, a direct equity venture fund that invests in privately held technology and life-science companies. This segment also includes investments in Gold Hill Venture Lending Partners 03, LP and its parallel funds (collectively known as Gold Hill Venture Lending Partners 03, LP), which provide secured debt to emerging growth clients in their earlier stages, and Partners for Growth, LP, a fund that provides secured debt to higher risk, emerging growth clients in their later stages. We define “emerging-growth” clients as companies in the start-up or early stages of their lifecycle. These companies tend to be privately held and backed by venture capital; they generally have few employees, have brought relatively few products or services to market, and have no or little revenue. By contrast, “middle market companies” tend to be more mature; they may be publicly traded and more established in the markets in which they participate, although not necessarily the leading players in their industries.

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

SVB Alliant

Through SVB Alliant, our investment banking subsidiary, we provide merger and acquisition advisory services, strategic alliance services, and specialized financial studies such as valuations and fairness opinions. In October 2003, we enhanced our investment banking product set by launching a Private Capital Group that provides advisory services for the private placement of securities. SVB Alliant is a broker-dealer registered with the NASD.

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

A summary of significant accounting policies and a description of accounting policies that are considered critical are described in “Part II. Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2004 Form 10-K/A.

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

Results of Operations

Earnings Summary

We reported net income of $23.1 million for the three months ended September 30, 2005, $7.7 million, or 49.8% higher than net income of $15.4 million for the three months ended September 30, 2004.  Earnings per diluted common share were $0.60 for the three months ended September 30, 2005, as compared to $0.41 for the comparable prior year period.

Dilutive Effect of Contingently Convertible Debt on our Diluted Earnings per Share Calculation

We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in our diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of Emerging Issue Task Force (EITF) issue No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share”. The exposure draft of SFAS No. 128R, if adopted in its proposed form, will require us to change our accounting for the calculation of EPS on our contingently convertible debt to the “if converted method.” The “if converted treatment” of the contingently convertible debt would have decreased EPS by $0.04 per diluted common share, or 7.3% for the three months ended September 30, 2005, and by $0.13 per diluted common share, or 7.7% for the nine months ended September 30, 2005, respectively.

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

Consolidated net income increased by $7.7 million for the three months ended September 30, 2005 versus the three months ended September 30, 2004.

•                  Net interest income increased by $18.0 million due to an increase in average interest-earning assets, particularly commercial loans and investment securities, and due to an improvement in yields generated from these assets.

•                  The increase in noninterest expense of $3.5 million was largely attributable to increased compensation and professional services fees.  Additionally, we experienced a change in provision for (reduction of) unfunded credit commitments.  In the three months ended September 30, 2004, we recorded a reduction of provision for unfunded commitments of $1.9 million, whereas in the three months ended September 30, 2005, we recorded a provision for unfunded commitments expense of $1.5 million.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

Consolidated net income increased by $23.8 million between nine months ended September 30, 2005 and nine months ended September 30, 2004.

•                  Net interest income increased by $56.0 million due to an increase in average interest-earning assets, particularly commercial loans and investment securities, and due to an improvement in yields generated from these assets.

•                  An increase in noninterest expense of $12.5 million was largely attributable to higher compensation expenses of $11.8 million in 2005 which was primarily attributable to higher salaries and wages of $5.1 million as well as higher equity based compensation of $4.1 million.  In addition, we incurred higher professional services fees associated with the restatement of the Company’s financial statements and commitment of resources to maintain compliance with the Sarbanes-Oxley Act of 2002.

The major components and changes of net income are summarized in the following table:

	For the three months ended September 30,		%	For the nine months ended September 30,		%
(Dollars in thousands)	2005	2004	Change	2005	2004	Change
		(As Restated)			(As Restated)

Net interest income	$78,064	$60,046	30.0%	$219,109	$163,105	34.3%
(Recovery of) provision for loan and lease losses	1,427	(1,390)	(202.7)	(1,573)	(6,920)	(77.3)
Noninterest income	24,593	20,945	17.4	79,866	75,340	6.0
Noninterest expense	61,983	58,463	6.0	189,123	176,644	7.1
Minority interest in net income of consolidated affiliates	(1,281)	(2)	—	(468)	(550)	(14.9)
Income before income tax expense	37,966	23,916	58.7	110,957	68,171	62.8
Income tax expense	14,907	8,525	74.9	44,066	25,098	75.6
Net income	$23,059	$15,391	49.8	$66,891	$43,073	55.3
Return on average assets(1)	1.73%	1.26%		1.74%	1.23%
Return on average stockholders’ equity(1)	16.93	12.21		16.68	11.92
Average stockholders’ equity to average assets	10.22	10.36		10.41	10.32

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

The following tables set forth average assets, liabilities, minority interest, stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months and nine months ended September 30, 2005 and 2004, respectively.  (For a description of certain off-balance sheet arrangements, see also “Note 11 – Obligations Under Guarantees” to the interim financial statements contained in this report.)

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended September 30,
	2005			2004
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
				(As Restated)	(As Restated)	(As Restated)
Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investments(1)	$258,485	$2,284	3.51%	$481,737	$1,923	1.59%
Investment securities:
Taxable	1,979,504	21,976	4.40	1,802,084	19,187	4.24
Non-taxable(2)	80,624	1,342	6.60	107,176	1,760	6.53
Loans:
Commercial	2,055,765	51,335	9.91	1,662,962	36,430	8.72
Real estate construction and term	156,428	2,503	6.35	129,524	1,728	5.31
Consumer and other	237,958	3,987	6.65	223,106	2,534	4.52
Total loans, net of unearned income	2,450,151	57,825	9.36	2,015,592	40,692	8.03
Total interest-earning assets	4,768,764	83,427	6.94	4,406,589	63,562	5.74

Cash and due from banks	220,666			203,719
Allowance for loan and lease losses	(36,923)			(47,256)
Goodwill	35,638			37,531
Other assets (3)	300,145			241,920
Total assets	$5,288,290			$4,842,503

Funding sources:
Interest-bearing liabilities:
NOW deposits	$32,973	34	0.41	$26,663	34	0.51
Regular money market deposits	372,678	739	0.79	528,048	667	0.50
Bonus money market deposits	882,815	1,906	0.86	769,664	968	0.50
Time deposits	288,256	463	0.64	310,672	469	0.60
Federal funds purchased and securities sold under agreement to repurchase	88,099	802	3.61	—	—	—
Contingently convertible debt	147,286	238	0.64	146,376	236	0.64
Junior subordinated debentures	49,215	612	4.93	48,139	383	3.17
Other borrowings	11,699	100	3.39	18,478	143	3.08
Total interest-bearing liabilities	1,873,021	4,894	1.04	1,848,040	2,900	0.62
Portion of noninterest-bearing funding sources	2,895,743			2,558,549
Total funding sources	4,768,764	4,894	0.41	4,406,589	2,900	0.26

Noninterest-bearing funding sources:
Demand deposits	2,641,194			2,316,623
Other liabilities	132,096			111,867
Minority interest in capital of consolidated affiliates	101,590			64,309
Stockholders’ equity	540,389			501,664
Portion used to fund interest- earning assets	(2,895,743)			(2,558,549)
Total liabilities, minority interest and stockholders’ equity	$5,288,290			$4,842,503

Net interest income and margin		$78,533	6.53%		$60,662	5.48%

Total deposits	$4,217,916			$3,951,670

(1)                                  Includes average interest-bearing deposits in other financial institutions of $19.5 million and $10.6 million for the three months ended September 30, 2005 and 2004, respectively.

(2)                                  Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in 2005 and 2004.  The tax equivalent adjustments were $0.5 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively.

(3)                                  Average equity investments of $156.9 million and $126.2 million (as restated) for the three months ended September 30, 2005 and 2004, respectively, were reclassified to other assets as they were noninterest-yielding.

	For the nine months ended September 30,
	2005			2004
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
				(As Restated)	(As Restated)	(As Restated)
Interest-earning assets:

Federal funds sold, securities purchased under agreement to resell and other short-term investments (1)	$340,982	$7,268	2.85%	$624,089	$5,613	1.20%
Investment securities:
Taxable	1,934,215	64,141	4.43	1,584,690	50,259	4.24
Non-taxable(2)	86,257	4,372	6.78	131,854	5,993	6.07
Loans:
Commercial	1,899,308	138,518	9.75	1,576,386	100,500	8.52
Real estate construction and term	155,016	7,271	6.27	112,109	4,409	5.25
Consumer and other	238,558	10,798	6.05	211,497	6,905	4.36
Total loans, net of unearned income	2,292,882	156,587	9.13	1,899,992	111,814	7.86
Total interest-earning assets	4,654,336	232,368	6.67	4,240,625	173,679	5.47

Cash and due from banks	226,344			209,459
Allowance for loan and lease losses	(37,499)			(49,735)
Goodwill	35,638			37,545
Other assets (3)	272,360			235,917
Total assets	$5,151,179			$4,673,811

Funding sources:
Interest-bearing liabilities:
NOW deposits	$34,026	103	0.40	$25,411	85	0.45
Regular money market deposits	432,315	2,186	0.68	504,081	1,900	0.50
Bonus money market deposits	816,281	4,546	0.74	739,726	2,784	0.50
Time deposits	296,320	1,416	0.64	333,986	1,507	0.60
Federal funds purchased and securities sold under agreement to repurchase	32,326	866	3.58	—	—	—
Contingently convertible debt	147,072	708	0.64	146,137	707	0.65
Junior subordinated debentures	49,231	1,650	4.48	49,329	1,062	2.88
Other borrowings	10,499	254	3.23	18,568	430	3.09
Total interest-bearing liabilities	1,818,070	11,729	0.86	1,817,238	8,475	0.62
Portion of noninterest-bearing funding sources	2,836,266			2,423,387
Total funding sources	4,654,336	11,729	0.33	4,240,625	8,475	0.27

Noninterest-bearing funding sources:
Demand deposits	2,597,452			2,220,674
Other liabilities	111,426			98,288
Minority interest in capital of consolidated affiliates	87,957			55,077
Stockholders’ equity	536,274			482,534
Portion used to fund interest- earning assets	(2,836,266)			(2,423,387)
Total liabilities, minority interest and stockholders’ equity	$5,151,179			$4,673,811

Net interest income and margin		$220,639	6.34%		$165,204	5.20%

Total deposits	$4,176,394			$3,823,878

(1)             Includes average interest-bearing deposits in other financial institutions of $18.7 million and $9.0 for the nine months ended September 30, 2005 and 2004, respectively.

(2)             Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in 2005 and 2004.  The tax equivalent adjustments were $1.5 million and $2.1 million for the nine months ended September 30, 2005 and 2004, respectively.

(3)             Average equity investments of $154.6 million and $130.5 million (as restated) for the nine months ended September 30, 2005 and 2004, respectively, were reclassified to other assets as they were noninterest-yielding.

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

	2005 Compared to 2004			2005 Compared to 2004
	Three months ended September 30, Increase (Decrease) Due to Change in			Nine months ended September 30, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell and other short-term investment securities	$(1,191)	$1,552	$361	$(3,412)	$5,067	$1,655
Investment securities	1,548	822	2,370	9,208	3,053	12,261
Loans	9,684	7,448	17,132	25,137	19,636	44,773
Increase (decrease) in interest income	10,041	9,822	19,863	30,933	27,756	58,689

Interest expense:
NOW deposits	7	(7)	—	27	(9)	18
Regular money market deposits	(234)	306	72	(298)	584	286
Bonus money market deposits	161	777	938	312	1,450	1,762
Time deposits	(34)	28	(6)	(177)	86	(91)
Federal funds purchased and securities sold under agreement to repurchase	802	—	802	866	—	866
Contingently convertible debt	2	—	2	4	(3)	1
Junior subordinated debentures	9	220	229	(2)	590	588
Other borrowings	(56)	13	(43)	(195)	19	(176)
(Decrease) increase in interest expense	657	1,337	1,994	537	2,717	3,254
Increase in net interest income	$9,384	$8,485	$17,869	$30,396	$25,039	$55,435

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $78.5 million for the three months ended September 30, 2005, an increase of $17.9 million, or 29.5% from the comparable 2004 period. The increase in net interest income was the result of a $19.9 million increase in interest income, offset by a $2.0 million increase in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $19.9 million increase in interest income, on a fully taxable-equivalent basis, was partially due to a $10.0 million favorable volume variance. The favorable volume variance resulted from a $362.2 million, or 8.2% increase, in average interest-earning assets. Increases in our sources of funding, largely deposits, were the main contributors to the increase in average interest-earning assets. Average deposits increased due to an improved venture capital funding environment and a general improvement in business conditions for many of our clients. This increase in average interest-earning assets was primarily centered in loans and investment securities, which collectively increased $585.4 million. This increase was partially offset by a decrease in federal funds sold, securities purchased under agreement to resell and other short-term investments of $223.3 million.

Average investment securities increased by $150.9 million, resulting in a $1.5 million favorable volume variance. In particular, mortgage-backed securities and collateralized mortgage obligations increased by $95.5 million. We estimated the duration of the total investment portfolio at September 30, 2005 to be 2.5 years, compared to 2.8 years at September 30, 2004.

In addition, average loans increased by $434.6 million resulting in a $9.7 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which represented $392.8 million of the increase, followed by smaller increases in the real estate and consumer loan categories. The increase in average loans reflects an improvement in economic activity and in the markets served by us. Our loan yield in the three months ended September 30, 2005 included $1.3 million from accretion of warrant loan fees as compared to $1.4 million in the three months ended September 30, 2004.

Average federal funds sold, securities purchased under agreement to resell and other short-term investment securities for the three months ended September 30, 2005 decreased, resulting in a $1.2 million unfavorable volume variance. The decrease was mainly due to our shifting funds into our loan and taxable investment portfolios.

Interest Income - Change in Market Interest Rates and Shift in Investment Portfolio Mix (Rate Variance)

Favorable rate variances associated with each component of interest earning assets caused a $9.8 million increase in interest income.  The yield on average interest-earning assets increased 120 basis points overall, largely driven by higher yields generated by loans and total investment securities. The increase in yields on interest-earning assets was primarily caused by:

•        a shift in the loan portfolio mix,

•        a shift in the average investment portfolio mix,

•        an increase in our weighted-average prime lending rate, and

•        an increase in short-term market rates.

The average yield on taxable investment securities for the three months ended September 30, 2005 increased 16 basis points to 4.40% from 4.24% in the comparable prior year period, causing a $0.8 million favorable rate variance associated with our average investment securities. This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher-yielding, mortgage-backed securities and collateralized mortgage obligations.

We realized a $7.4 million favorable rate variance associated with our loan portfolio, largely driven by higher yields from loans. The increase in loan yields was partially attributable to a shift in the composition of the loan portfolio to higher-yielding, asset-based lending and accounts receivable factoring products, which, on an average balance basis, increased by approximately 27.4% in the third quarter of 2005 compared to the third quarter of 2004. In addition, on February 3, 2005, March 23, 2005, May 4, 2005, July 1, 2005, August 10, 2005 and again, on September 21, 2005, we increased our prime lending rate, each time by 25 basis points, bringing our prime rate to 6.75%, in response to increases in short-term market interest rates. Our weighted-average prime lending rate increased to 6.41% in the third quarter of 2005 from 4.41% in the 2004 third quarter. As of September 30, 2005, approximately 74.8%, or $2.0 billion of our total loan portfolio, were variable rate loans and would reprice with an increase in our prime lending rate.

In addition, we realized a $1.6 million favorable rate variance associated with federal funds sold, securities under agreement to resell and other short-term investment securities. The aforementioned increases in short-term market interest rates were largely responsible for this favorable rate variance.

Many elements of our interest-earning assets are extremely interest rate sensitive, thus we expect that any future increase in market interest rates will be incremental to our earnings.

Interest Expense

Total interest expense for the three months ended September 30, 2005 increased by $2.0 million, largely due to unfavorable rate variance of $1.3 million associated with an increase in interest expense related to money market deposits and an unfavorable volume variance of $0.7 million associated with federal funds purchased and securities sold under agreement to repurchase.

The average cost of funds paid in the three months ended September 30, 2005 was 0.41%, compared to 0.26% for the three months ended September 30, 2004. The increase in deposit rates resulted from our decision to increase rates for interest-bearing  deposit accounts, in response to recent increases in short term market interest rates.

During the three month period ended September 30, 2005, the average balance of federal funds purchased and securities sold under agreement to repurchase was $88.1 million and the average interest rate during that period was 3.61%.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $220.6 million for the nine months ended September 30, 2005, an increase of $55.4 million, or 33.6% from the comparable 2004 period. The increase in net interest income was the result of a $58.7 million increase in interest income and slightly offset by a $3.3 million increase in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $58.7 million increase in interest income, on a fully taxable-equivalent basis, was partially due to the result of a $30.9 million favorable volume variance. The favorable volume variance resulted from a $413.7 million, or 9.8% increase, in average interest-earning assets. Increases in our sources of funding, largely non-interest bearing funding sources, were the main contributors to the increase in average interest-earning assets. Average deposits increased due to an improved venture capital funding environment and a general improvement in business conditions for many of our clients. This increase was primarily centered in loans and taxable investment securities, which collectively increased $742.4 million. This increase was partially offset by a decrease in federal funds sold, securities purchased under agreement to resell and other short-term investments of $283.1 million.

Average investment securities increased by $303.9 million, resulting in a $9.2 million favorable volume variance. In particular, mortgage-backed securities and collateralized mortgage obligations increased by $247.2 million. We estimated the duration of the total investment portfolio at September 30, 2005 to be 2.5 years, compared to 2.8 years at September 30, 2004.

In addition, average loans increased by $392.9 million resulting in a $25.1 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which represented $322.9 million of the increase, followed by smaller increases in the real estate and consumer loan categories. The increase in average loans reflects an improvement in economic activity and in the markets served by us. Our strategy is to grow average loans modestly throughout fourth quarter of 2005. Our loan yield in the nine months ended September 30, 2005 included $4.8 million from accretion of warrant loan fees as compared to $4.0 million in the nine months ended September 30, 2004.

Average federal funds sold and securities purchased under agreement to resell and other short-term investment securities for the nine months ended September 30, 2005 decreased by $283.1 million, resulting in a $3.4 million unfavorable volume variance. The decrease was mainly due to our shifting funds into our loan and investment portfolios.

Interest Income - Change in Market Interest Rates and Shift in Investment Portfolio Mix (Rate Variance)

Favorable rate variances associated with each component of interest earning assets caused a $27.8 million increase in interest income.  The yield on average interest-earning assets increased 120 basis points overall, largely driven by higher yields generated by average taxable investment securities and loans. The increase in yields on interest-earning assets was primarily caused by:

•        a shift in the loan portfolio mix,

•        a shift in the average investment portfolio mix,

•        an increase in our weighted-average prime lending rate, and

•        an increase in short-term market rates.

The average yield on taxable investment securities for the nine months ended September 30, 2005 increased 19 basis points to 4.43% from 4.24% in the comparable prior year period, causing a $3.1 million favorable rate variance associated with our average investment securities. This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher-yielding, mortgage-backed securities and collateralized mortgage obligations.

We realized a $19.6 million favorable rate variance associated with our loan portfolio, largely driven by higher yields from loans. The increase in loan yields was partially attributable to a shift in the composition of the loan portfolio to higher-yielding, asset-based lending and accounts receivable factoring products, which, on an average balance basis, increased by approximately 41.9% in the first nine months of 2005 compared to the first nine months of 2004. In addition, on February 3, 2005, March 23, 2005, May 4, 2005, July 1, 2005, August 10, 2005, and again, on September 21, 2005, we increased our prime lending rate, each time by 25 basis points, bringing our prime rate to 6.75%, in response to increases in short-term market interest rates. Our weighted-average prime lending rate increased to 5.92% in the first nine months of 2005 from 4.14% in the first nine months of 2004. As of September 30, 2005, approximately 74.8%, or $2.0 billion of our total loan portfolio, were variable rate loans and would reprice with an increase in our prime lending rate.

In addition, we realized a $5.1 million favorable rate variance associated with federal funds sold, securities under agreement to resell and other short-term investment securities. The aforementioned increases in short-term market interest rates were largely responsible for this favorable rate variance.

Interest Expense

Total interest expense for the nine months ended September 30, 2005 increased by $3.3 million largely due to unfavorable rate variance of $2.0 million from an increase in interest expense related to money market deposits and an unfavorable volume variance of $0.9 million associated with federal funds purchased and securities sold under agreement to repurchase.

The average cost of funds paid increased 6 basis points in the nine months ended September 30, 2005 to 0.33%, changed from 0.27% for the nine months ended September 30, 2004. The increase in deposit rates resulted from our decision to increase rates for interest-bearing deposit accounts in response to recent increases in short term market interest rates.

During the nine month period ended September 30, 2005 the average balance of federal funds purchased and securities sold under agreement to repurchase was $32.3 million and the average interest rate during the period was 3.58%.

Provision for (Recovery of) Loan and Lease Losses

The provision for loan and lease losses is based on our evaluation of the adequacy of the existing allowance for loan and lease losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

We recorded a provision for loan and lease losses of $1.4 million for the three months ended September 30, 2005, compared to a recovery of loan and lease losses of $1.4 million for the comparable three month period a year ago.

We incurred net charge-offs of approximately $2.9 million for the three months ended September 30, 2005 compared to net charge-offs of $0.1 million for the three months ended September 30, 2004.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

We recorded a provision for loan and lease losses of $1.6 million for the nine months ended September 30, 2005, compared to $6.9 million for the comparable period a year ago.

We incurred net charge offs of approximately $1.1 million for the nine months ended September 30, 2005 compared to net recoveries of $0.5 million for the nine months ended September 30, 2004, respectively. Credit quality remained strong with nonperforming loans at 0.51% of total gross loans. See “Financial Condition - Credit Quality and the Allowance for Loan and Lease Losses” for additional related discussion.

Noninterest Income

The following table summarizes the components of noninterest income for the three months and nine months ended September 30, 2005 and 2004, and the percent changes from period to period:

	For the three months ended September 30,		%	For the nine months ended September 30,		%
(Dollars in thousands)	2005	2004	Change	2005	2004	Change
	(As Restated)			(As Restated)

Client investment fees	$8,700	$6,955	25.1%	$23,901	$19,622	21.8%
Letter of credit and standby letter of credit income	4,429	2,280	94.3	9,222	7,294	26.4
Corporate finance fees	2,990	3,020	(1.0)	14,739	18,161	(18.8)
Deposit service charges	2,435	3,187	(23.6)	7,317	10,595	(30.9)
Gains (losses) on derivative instruments, net	1,236	2,388	(48.2)	15,377	8,546	79.9
Gains (losses) on investment securities, net	1,301	(189)	(788.4)	872	2,035	(57.1)
Other	3,502	3,304	6.0	8,438	9,087	(7.1)
Total noninterest income	$24,593	$20,945	17.4	$79,866	$75,340	6.0

We offer client directed investment assets, sweep products, and asset management services on which we earn fees. The following table summarizes client investment funds in client directed investment assets, sweep products, and client investment assets under management as of September 30, 2005 and 2004:

(Dollars in millions)	At September 30, 2005	At September 30, 2004
Client investment funds:
Client directed investment assets	$8,419	$7,211
Sweep money market funds	1,663	1,129
Client investment assets under management	3,740	2,338
Total client investment funds(1)	$13,822	$10,678

(1) Client funds maintained at third party financial institutions.

Total client investment funds were $13.8 billion at September 30, 2005, compared to $10.7 billion at September 30, 2004, an increase of $3.1 billion, or 29.4%. As of September 30, 2005, SVB Asset Management accounted for $3.7 billion, or 27.1%, of the total client investment funds. Mutual fund products totaled $7.1 billion and $6.1 billion at both September 30, 2005 and 2004, respectively.

The following table summarizes the components of gains (losses) on derivative instruments for the three and nine months ended September 30, 2005 and 2004, and the percent changes from period to period:

	For the three months ended September 30,		%	For the nine months ended September 30,		%
(Dollars in thousands)	2005	2004	Change	2005	2004	Change
		(As Restated)			(As Restated)
Foreign exchange forwards	$3,082	$3,414	(9.7)%	$14,693	$9,939	47.8%
Equity warrant assets change in fair value:
Cancellations and expirations	(1,875)	(1,295)	44.8%	(2,694)	(1,781)	51.3%
Change in underlying assumption used to value	29	269	(89.2)%	3,378	388	770.6%

Total gains (losses) on derivatives instruments	$1,236	$2,388	(48.2)%	$15,377	$8,546	79.9%

The change in fair value of equity warrant assets is primarily attributed to the changes in the value of the underlying assumptions used to value the equity warrants including: changes in the risk-free interest rate, changes in the underlying value of the client companies stock, changes in the volatility of market comparable public companies and changes in the expected life.

The following table presents the components of gains and losses on investment securities, for the three months and nine months ended September 30, 2005 and 2004.

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
		(As Restated)		(As Restated)
Gross gains on investment securities:
Available-for-sale securities, at fair value	$173	$417	$173	$1,533
Marketable securities (investment company fair value accounting):	1,602	159	1,602	159
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	2,219	1,594	7,121	4,235
Other private equity investments	6	422	973	2,523
Non-marketable securities (cost method accounting):
Venture capital fund investments	289	85	816	204
Other private equity investments	—	—	171	888
Non-marketable securities (fair value accounting):
Total gross gains on investment securities	4,289	2,677	10,856	9,542
Gross losses on investment securities:
Available-for-sale securities, at fair value	—	(172)	(2,274)	(160)
Marketable securities (investment company accounting):	—	(207)	—	(207)
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(1,450)	(1,005)	(2,903)	(3,194)
Other private equity investments	(479)	(573)	(530)	(1,935)
Other investments	(425)	(286)	(425)	(286)
Non-marketable securities (cost method accounting):
Venture capital fund investments	(634)	(378)	(3,379)	(1,315)
Other private equity investments	—	(245)	(473)	(410)
Non-marketable securities (fair value accounting):
Total gross losses on investment securities	(2,988)	(2,866)	(9,984)	(7,507)
Net gains (losses) on investment securities	$1,301	$(189)	$872	$2,035

Net gains (losses) on investment securities during the three months ended September 30, 2005 and 2004 were $1.3 million and $0.2 million, respectively, an improvement of $1.5 million or 788.4%.  Gains (losses) on investment securities for the three months ended September 30, 2005 were concentrated in our managed funds of funds, our managed venture capital fund, and direct equity investments. We expect continued variability in the performance of our investment securities portfolios.

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

Client investment fee income for the three months ended September 30, 2005 of $8.7 million was $1.7 million higher than $7.0 million for the three months ended September 30, 2004. The increased income in the three months ended September 30, 2005 as compared to September 30, 2004 was largely attributable to the growth in client investment funds generating this income.

Our fees, calculated on client average balances, ranged from 5 to 74 basis points as of September 30, 2005, compared to a range of 9 to 72 basis points as of September 30, 2004.

Letter of credit and standby letter of credit income for the three months ended September 30, 2005 were $4.4 million, compared to $2.3 million at September 30, 2004, an increase of $2.1 million, or 94.3% more than for the three months ended September 30, 2004.

Deposit services for the three months ended September 30, 2005 were $2.4 million, compared to $3.2 million at September 30, 2004, a decrease of $0.8 million, or 23.6% lower, than for the three months ended September 30, 2004. Clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments that we recognize as deposit service charge income. Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received higher earnings credit in the three months ended September 30, 2005 compared to the respective prior year period due to increased short-term market interest rates in the third quarter of 2005, resulting in additional credits to offset deposit service charges.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

Client investment fee income for the nine months ended September 30, 2005 of $23.9 million was $4.3 million higher than $19.6 million for the nine months ended September 30, 2004. The increased income in the nine months ended September 30, 2005 as compared to September 30, 2004 was largely attributable to the growth in client investment funds.

Corporate finance fees for the nine months ended September 30, 2005 were $14.7 million, compared to $18.2 million at September 30, 2004, a decrease of $3.4 million, or 18.8% lower, than for the nine months ended September 30, 2004. SVB Alliant’s business is highly variable, thus we expect significant changes in corporate finance fees from period to period.

Letter of credit and standby letter of credit income for the nine months ended September 30, 2005 were $9.2 million, compared to $7.3 million at September 30, 2004, an increase of $1.9 million higher than for the nine months ended September 30, 2004.

Deposit services for the nine months ended September 30, 2005 were $7.3 million, compared to $10.6 million at September 30, 2004, a decrease of $3.3 million. Clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments that we recognize as deposit service charge income. Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received higher earnings credit in the nine months ended September 30, 2005 compared to the respective prior year period due to increased short-term market interest rates in the first nine months of 2005, resulting in additional credits to offset deposit service charges.

Noninterest Expense

The following table presents the detail of noninterest expense including the percent change in noninterest expense for the current year periods compared to the prior year periods:

	For the three months ended September 30,		%	For the nine months ended September 30,		%
(Dollars in thousands)	2005	2004	Change	2005	2004	Change
	(As Restated)			(As Restated)

Compensation and benefits	$37,796	$36,461	3.7%	$122,344	$110,541	10.7%
Professional services	6,336	4,967	27.6	17,059	13,182	29.4
Net occupancy	3,633	4,590	(20.8)	12,506	13,856	(9.7)
Furniture and equipment	3,278	3,067	6.9	9,297	9,426	(1.4)
Business development and travel	2,748	2,654	3.5	7,540	6,825	10.5
Correspondent bank fees	1,429	1,407	1.6	4,125	3,931	4.9
Data processing services	1,098	735	49.4	3,063	2,609	17.4
Telephone	894	856	4.4	2,844	2,540	12.0
Provision for (reduction of) unfunded credit commitments	1,508	(1,856)	(181.3)	249	526	(52.7)
Other	3,263	5,582	(41.5)	10,096	13,208	(23.6)
Total noninterest expense	$61,983	$58,463	6.0	$189,123	$176,644	7.1

Three Months ended September 30, 2005 Compared to Three Months ended September 30, 2004

The increase in compensation and benefits expense of $1.3 million was primarily due to an increase in equity based compensation expense of $1.3 million, to $2.0 million for the three months ended September 30, 2005, compared to $0.7 million for the comparable prior year period. This increase reflects our increased use of restricted stock and restricted stock units, in lieu of stock options, as components of our employee compensation structure, as we transition our equity-based compensation programs. Compensation and benefits expense also increased due to payroll and benefit expenses caused by an increase in FTE, partially offset by a decrease of employee stock ownership plan expense.

Employee stock ownership plan expense decreased by $0.7 million, or 28.0%, to $1.8 million for the 2005 third quarter, compared to $2.5 million for the 2004 third quarter.

Professional service expense totaled $6.3 million for the three months ended September 30, 2005, an increase of $1.4 million as compared to $5.0 million for the three months ended September 30, 2004. The primary components of this net increase were associated with commitment of resources to accomplish and maintain compliance with the Sarbanes-Oxley Act of 2002 and the restatement of the Company’s financial statements.

Nine Months ended September 30, 2005 Compared to Nine Months ended September 30, 2004

The increase in compensation and benefits expense of $11.8 million was primarily due to an increase in salaries and wages expense of $5.1 million, or 8.5%, to $64.9 million for the nine months ended September 30, 2005, compared to $59.8 million for the comparable prior year period. The increase in salaries and wages is largely attributable to an increase in average full-time equivalent (FTE) personnel and higher rates of employee salaries and wages. FTE personnel were 1,030 for the third quarter of 2005, a slight increase from 1,019 FTE personnel for the third quarter of 2004.

Equity-based compensation increased by $4.1 million, or 292.9%, to $5.5 million for the first nine months of 2005, compared to $1.4 million for the first nine months of 2004. This increase reflects our increased use of restricted stock and restricted stock units, in lieu of stock options, as components of our employee compensation structure, as we transition our equity-based compensation programs.

Employee stock ownership plan expense increased by $0.3 million, or 6.8%, to $4.7 million for the first nine months of 2005, compared to $4.4 million for the first nine months of 2004.

Professional service expense totaled $17.1 million for the nine months ended September 30, 2005, an increase of $3.9 million as compared to $13.2 million for the nine months ended September 30, 2004. The primary components of this net increase were associated with commitment of resources to document, enhance and audit internal controls to accomplish and maintain compliance with the Sarbanes-Oxley Act of 2002 and the independent audit thereof, the commitment of resources to amend and restate our Form 10-K for the year ended December 31, 2004, and expenses associated with certain IT development projects.

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

The increase in net minority interest gains from the third quarter of 2004 to the third quarter of 2005 is primarily attributable to higher returns from our managed funds. Net minority interest gains in the first nine months of 2005 were $0.1 million less than the nine months ended September 30, 2004.

(Dollars in thousands)	For the three months ended September 30, 2005	For the three months ended September 30, 2004	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Minority interest in net (gains) losses of consolidated affiliates	$(1,281)	$(2)	$(468)	$(550)

Income Taxes

Our effective tax rate was 39.3% for the third quarter ended September 30, 2005, compared with 35.7% for the third quarter ended September 30, 2004.  The increase in our effective tax rate was primarily attributable to a lower impact of our tax-advantaged investments on the overall pro-tax income.

The Company’s effective tax rate for the first nine months of 2005 was 39.7% compared to 36.8% for the first nine months of 2004.  The lower rate in the first nine months of 2004 was primarily attributable to a higher impact of our tax-advantaged investments on the overall pre-tax income.

Operating Segment Results

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances therefore, it is not possible to provide period end asset balances for segment reporting purposes. Our segment information at and for the three months ended September 30, 2005 and 2004 are as follows:

Commercial Banking

Third quarter ended September 30, 2005 compared to third quarter ended September 30, 2004

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for the third quarter ended September 30, 2005 of $32.7 million represented an increase of $13.7 million, or 71.6%, from $19.1 million for the same period a year ago. This increase was the net result of higher revenues of $18.9 million, offset by higher noninterest expenses of $2.3 million, and a higher provision for loan and lease losses of $2.9 million. The higher revenues were comprised of higher net interest income of $15.9 million and higher noninterest income of $2.9 million.

Net interest income of $59.2 million for the third quarter ended September 30, 2005 increased $15.9 million, or 36.8%, from $43.2 million for the same period a year ago. Higher loans and deposit volumes along with higher interest rates drove this increase.

Noninterest income of $20.4 million for third quarter ended September 30, 2005 increased $2.9 million, or 16.9%, from $17.4 million for the same period a year ago. This increase in noninterest income was primarily driven by increased cash management investment and sweep fees of $1.6 million, and increased cash warrant income of $1.0 million, partially offset by decreased cash management account fees of $0.8 million.

Noninterest expense of $43.9 million for the third quarter ended September 30, 2005 increased $2.3 million, or 5.5%, from $41.6 million for the same period a year ago. The increase in direct noninterest expense was primarily driven by expense related to compensation and benefits. Specifically, base compensation increased $0.7 million, and incentive compensation increased $0.7 million. Noninterest expenses related to units supporting Commercial Bank activities were also allocated to Commercial Bank. Increases in stock based compensation, and professional services related to the support units contributed to the expense increase.

Financial Condition

Commercial Banking had an increase in average deposits of $94.2 million, or 2.9%, and an increase in average loans of $421.7 million, or 25.0%, during the third quarter ended September 30, 2005 compared to the same period a year ago. The loan products with the largest growth were core commercial, which grew by $259.0 million, and asset-based lending, which grew by $106.1 million. The increase in average deposits and average loans reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for the nine months ended September 30, 2005 of $95.2 million represented an increase of $40.2 million, or 73.0%, from $55.0 million for the same period a year ago. This increase was the net result of higher revenues of $49.4 million, offset by higher noninterest expenses of $9.4 million. The higher revenues were comprised of higher net interest income of $43.8 million and higher noninterest income of $5.6 million.

Net interest income of $164.8 million for the nine months ended September 30, 2005 increased $43.8 million, or 36.3%, from $120.9 million for the same period a year ago. Higher loans and deposit volumes along with higher interest rates drove this increase.

Recovery of provision for loan and lease losses of $0.2 million for the nine months ended September 30, 2005 represented a net change of approximately $0.1 million from $0.1 million for the same period a year ago.

Noninterest income of $61.8 million for the nine months ended September 30, 2005 increased $5.6 million, or 10.0%, from $56.2 million for the same period a year ago. This increase in noninterest income was primarily driven by increased cash management sweep fees of $3.0 million, increased international fee income of $2.8 million, increased cash warrant income of $2.0 million, partially offset by decreased cash management account fees of $3.4 million.

Noninterest expense of $131.6 million for the nine months ended September 30, 2005 increased $9.4 million, or 7.7%, from $122.3 million for the same period a year ago. The increase in direct noninterest expense was primarily driven by expense related to compensation and benefits. Specifically, base compensation increased $2.1 million, and incentive compensation increased $1.8 million. Noninterest expenses related to units supporting Commercial Bank activities were also allocated to Commercial Bank. Increases in base compensation, stock based compensation, and professional services related to the support units contributed to the expense increase.

Financial Condition

Commercial Banking had an increase in average deposits of $203.6 million, or 6.4%, and an increase in average loans of $372.1 million, or 23.4%, during the nine months ended September 30, 2005 compared to the same period a year ago. The loan products with the largest growth were core commercial, which grew by $156.7 million, and asset-based lending, which grew by $149.9 million. The increase in average deposits and average loans reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

SVB Capital

Third quarter ended September 30, 2005 compared to third quarter ended September 30, 2004

Net Income (Loss) Before Taxes

SVB Capital’s income (loss) before income taxes for the third quarter ended September 30, 2005 of $2.5 million represented an increase of $3.1 million, or 524.12%, from $(0.6) million for the same period a year ago. This increase was the net result of higher revenues of $3.7 million, offset by higher noninterest expenses of $0.3 million. The higher revenues were comprised of higher net interest income of $3.1 million and higher noninterest income of $0.4 million.

Net interest income of $5.9 million for the third quarter ended September 30, 2005 increased $3.1 million, or 109.1%, from $2.8 million for the same period a year ago. Higher deposit volumes along with higher interest rates drove this increase.

Noninterest income of $1.5 million for third quarter ended September 30, 2005 increased $0.4 million, or 35.5%, from $1.1 million for the same period a year ago. The increase was primarily a result of increased international fees of $0.2 million, and increased cash management investment fees of $0.2 million.

Noninterest expense of $4.9 million for the third quarter ended September 30, 2005 increased $0.3 million, or 7.2%, from $4.5 million for the same period a year ago. Noninterest expenses related to units supporting SVB Capital activities were allocated to SVB Capital. Increases in stock based compensation, and professional services related to the support units contributed to the expense increase.

Financial Condition

SVB Capital had an increase in average deposits of $133.7 million, or 25.1%, and a decrease in average loans of $31.6 million, or 42.4%, during the third quarter ended September 30, 2005 compared to the same period a year ago. The increase in average deposits reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Net Income (Loss) Before Taxes

SVB Capital’s income (loss) before income taxes for the nine months ended September 30, 2005 of $7.4 million represented an increase of $8.8 million, or 635.4%, from $(1.4) million for the same period a year ago. This increase was the net result of higher revenues of $10.9 million, offset by higher noninterest expenses of $2.1 million. The higher revenues were comprised of higher net interest income of $7.0 million and higher noninterest income of $3.8 million.

Net interest income of $14.9 million for the nine months ended September 30, 2005 increased $7.0 million, or 89.6%, from $7.8 million for the same period a year ago. Higher deposit volumes along with higher interest rates drove this increase.

Noninterest income of $6.8 million for nine months ended September 30, 2005 increased $3.8 million, or 129.1%, from $3.0 million for the same period a year ago. The increase was primarily a result of gains on securities net of minority interest, and increased fund management fees. The gains were related to SVB Financial’s distributions from venture fund investments, compared to a loss for the same period a year ago. Investment gains or losses related to our managed funds, (see Note 5 Investment Securities), are included in our consolidated noninterest income. Minority interest in the net gains or losses of these consolidated managed funds primarily represent net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds.

Noninterest expense of $14.3 million for the nine months ended September 30, 2005 increased $2.1 million, or 17.1%, from $12.2 million for the same period a year ago. The increase in direct noninterest expense was primarily driven by expense related to compensation and benefits. Specifically, stock based compensation increased $1.3 million, and incentive compensation increased $0.4 million. Noninterest expenses related to units supporting SVB Capital activities were also allocated to SVB Capital. Increases in base compensation, stock based compensation, and professional services related to the support units contributed to the expense increase.

Financial Condition

SVB Capital had an increase in average deposits of $125.5 million, or 24.8%, and decrease in average loans of $5.2 million, or 7.1%, during the nine months ended September 30, 2005 compared to the same period a year ago. The increase in average deposits reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

Other Business Services

The Other Business Services segment is principally comprised of Private Client Services, SVB Alliant and other business service units that are not part of the Commercial Bank or SVB Capital segments. These segments do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such have been combined with other business service units for segment reporting purposes. The Other Business Services segment also reflects those adjustments necessary to reconcile the results of operating segments based on the Company’s internal profitability reporting process to the interim unaudited consolidated financial statements prepared in conformity with GAAP. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. SVB Alliant provides investment banking products and services including merger and acquisition services, strategic alliances services, and specialized financial studies such as valuations and fairness opinions.

Net interest income of $13.1 million for the third quarter ended September 30, 2005 decreased $0.9 million, or 6.8%, from $14.0 million for the same period a year ago. The decrease in net interest income is primarily attributed to a decrease of $1.1 million related to a decreased gap between the funds transfer rates utilized for profitability reporting and the realized earnings on the investment portfolio. This was partly offset by higher loans and deposit volumes for Private Client Services along with higher interest rates.

Net interest income of $39.4 million for the nine months ended September 30, 2005 increased $5.1 million, or 14.9%, from $34.3 million for the same period a year ago. The increase in net interest income is primarily attributed to an increase of $4.0 million related to an increased gap between the funds transfer rates utilized for profitability reporting and the realized earnings on the investment portfolio. Higher loans and deposit volumes for Private Client Services along with higher interest rates also drove this increase.

Consolidated Financial Condition

Our total assets were $5.4 billion at September 30, 2005, an increase of $223.4 million, or 4.3%, compared to $5.1 billion at December 31, 2004.  The increase in our total assets was primarily concentrated in loans.

Federal Funds Sold, Securities Purchased Under Agreement to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreement to resell and other short-term securities totaled $177.4 million at September 30, 2005, a decrease of $165.6 million, or 48.3%, compared to the $343.0 million outstanding at December 31, 2004. The decrease was caused by lower short-term investment balances at September 30, 2005.

Investment Securities

Investment securities totaled $2.2 billion at September 30, 2005, a slight increase of $80.7 million, or 3.9% from $2.1 billion in December 31, 2004.

The increase in certain market interest rates during the three months ended September 30, 2005 resulted in pre-tax unrealized losses on our available-for-sale fixed income securities investment portfolio, of $25.3 million as of September 30, 2005.

Refer to our 2004 Form 10-K/A under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Part II. Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies—Investment Securities” for our accounting policies related to investment securities.

Loans

Loans, net of unearned income, at September 30, 2005, totaled $2.6 billion, an increase of $330.1 million from the balance at December 31, 2004.  Our gross loans by industry niche as of September 30, 2005 and December 31, 2004 are as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Technology	$1,281,771	$1,044,906
Life science	240,153	232,654
Venture capital	349,678	306,939
Winery	326,040	329,812
Other (1)	461,123	412,647
Total gross loans	$2,658,765	$2,326,958

(1)  At September 30, 2005, this balance is predominantly Private Client Services loans.  The balance also includes real estate, media and religious niche loans, areas that we exited in 2002 but will continue to service until the loans are paid off.

Credit Quality and the Allowance for Loan and Lease Losses

For a description of the accounting policies related to the allowance for loan and lease losses, see “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2004 Form 10-K/A.

We realized $4.4 million and $1.5 million in gross loan charge-offs and recoveries, respectively, during the three months ended September 30, 2005. The gross charge-offs and recoveries for the third quarter ended September 30, 2005 represented a diverse portfolio of relatively small loans.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest, and loans on nonaccrual status. The decrease of nonperforming loans was primarily related to loans secured by real estate. Due to the quality of the related collateral, this decrease in nonperforming loans did not result in a significant impact on the allowance for loan and lease losses at September 30, 2005. The table below sets forth certain relationships between nonperforming assets and the allowance for loan and lease losses:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Nonperforming assets:
Loans past due 90 days or more	$—	$616
Nonaccrual loans	13,482	14,322
Total nonperforming assets	$13,482	$14,938

Nonperforming loans as a percentage of total gross loans	0.51%	0.64%
Nonperforming assets as a percentage of total assets	0.25%	0.29%

Allowance for loan and lease losses	$34,863	$37,613
As a percentage of total gross loans	1.31%	1.62%
As a percentage of nonperforming assets	258.59%	251.79%

Derivatives

September 30, 2005 compared to December 31, 2004

Derivative assets are recorded as a component of other assets and liabilities and are comprised of the following:

(Dollars in thousands)	As of September 30, 2005	As of December 31, 2004	% change
Assets (liabilities):
Equity warrant assets	$25,021	$28,928	(13.5)%
Foreign exchange forward and option contracts	2,309	(431)	(635.7)%
Total	$27,330	$28,497	(4.1)%

The fair value of equity warrant assets decreased by $3.9 million. The fair value related to exercise of equity warrant assets into equity securities decreased by $1.9 million as of the dates of exercise, while $5.3 million in aggregate grant date fair value of new equity warrant assets was added to the portfolio.  Additionally, the decrease in fair value of our equity warrant assets attributable to cancellations and expirations was $2.7 million. The remaining $4.6 million decrease was related to changes in the fair value of equity warrant assets attributable to changes in the underlying assumptions used to value the equity warrants including: changes in the risk-free interest rate, changes in the underlying value of our clients’ company stock, changes in the volatility of share prices for comparable public companies, and changes in the expected life.

We enter into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. We enter into an opposite way foreign exchange forward contract with a correspondent bank to hedge these contracts, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with our clients. These contracts are short term in nature, typically expiring within one year. At September 30, 2005 and December 31, 2004, the aggregate notional amounts of these contracts totaled $537.9 million and $525.4 million, respectively. The maximum credit exposure for counter-party nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $7.4 million at September 30, 2005 and $10.0 million at December 31, 2004. We have not experienced nonperformance by a counter party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties to such foreign exchange forward contracts.

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the clients’ need. We enter into an opposite way foreign currency option contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the currency option contracts entered into with our clients. These contracts typically expire in less than one year. At September 30, 2005 and December 31, 2004, the aggregate notional amounts of these contracts totaled $48.1 million and $13.5 million, respectively. We have not experienced nonperformance by a counter party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties.

Deposits

Deposits increased by $72.6 million to $4.3 billion at September 30, 2005, compared to the balance at December 31, 2004. Noninterest-bearing demand deposits remained stable from December 31, 2004, as a percentage of total deposits, at approximately 62.8%.

Liabilities

Other liabilities at September 30, 2005 decreased from December 31, 2004, primarily due to a decrease in income taxes payable and accrued incentive compensation.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that SVB Financial and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of common stock, as well as retained earnings.

Common Stock

On January 27, 2005, we announced that our Board of Directors authorized the repurchase of up to an additional $75.0 million of common stock under our stock repurchase program, in conjunction with the $160.0 million originally approved in May 2003. The additional $75.0 million of shares may be repurchased at any time, at our discretion, before June 30, 2006, in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, the repurchase of the additional shares may be commenced or suspended at any time prior to June 30, 2006, without any prior notice.  Since May 2003 when the program was approved by the Board of Directors, we have repurchased 6.4 million shares totaling $199.0 million as of September 30, 2005. The approximate dollar value of shares that may still be repurchased under this program is $31.5 million.

We repurchased 90,000 shares of its common stock for $4.5 million in the third quarter of 2005 under the May 2003 stock repurchase program.

From time to time, we may implement a non-discretionary Rule 10b5-1 trading plan, under which the Company will automatically repurchase shares of its common stock pursuant to a predetermined formula for a specified period of time.

Stockholders’ Equity

Stockholders’ equity totaled $545.8 million at September 30, 2005, an increase of $3.9 million, or 0.7%, from the $541.9 million balance at December 31, 2004. This increase was primarily the result of our net income in the nine months ended September 30, 2005 offset by our initiative to repurchase our common stock during the period. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of September 30, 2005. As of September 30, 2005, there were no plans for payment of dividends.

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

Both SVB Financial and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of September 30, 2005, and December 31, 2004. Capital ratios for SVB Financial are set forth below:

	September 30, 2005	December 31, 2004
SVB Financial:
Total risk-based capital ratio	14.53%	16.09%
Tier 1 risk-based capital ratio	12.16%	12.75%
Tier 1 leverage ratio	11.12%	11.17%

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

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Our asset/liability committee provides oversight to the liquidity management process and recommends policy guidelines, subject to the approval of our Board of Directors, and courses of action to address our actual and projected liquidity needs.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20%.  Silicon Valley Bank’s ratio of liquid assets to total deposits was 41.8% and 47.6% at September 30, 2005 and December 31, 2004, respectively, both well in excess of our minimum policy guidelines.  In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of September 30, 2005 and December 31, 2004, we were in compliance with all of these policy measures.

In analyzing our liquidity during the nine months ended September 30, 2005 and 2004, reference is made to our interim unaudited consolidated statement of cash flows for the nine months ended September 30, 2005 and 2004; see “Item 1. Interim Unaudited Consolidated Financial Statements.” The statement of cash flows includes separate categories for operating, investing, and financing activities.

Cash provided by operating activities was $84.1 million, which included net income of $66.9 million for the nine months ended September 30, 2005. Adjustments for noncash items included $9.3 million of tax benefits primarily attributable to stock compensation and depreciation and amortization of $6.0 million, offset primarily by amortization of deferred warrant related loan fees of $4.8 million and the recovery of loan and lease losses of $1.6 million.  Changes in other assets and liabilities used $1.8 million in cash.

Cash used for investing activities was $453.1 million for the nine months ended September 30, 2005. Net cash inflow was primarily driven by proceeds from sales, maturities and pay-downs of investment securities of $377.6 million, offset by $483.1 million in purchases of investment securities and an increase in loans of $342.3 million.

Cash provided by financing activities was $160.5 million for the nine months ended September 30, 2005, and was largely driven by an increase in other borrowings of $111.8 million and a net increase in deposits of $72.6 million. Capital contributions from minority interest participants and proceeds from the issuance of common stock contributed $38.2 million and $15.7 million, respectively, offset by share repurchases of $77.7 million.

Cash and cash equivalents at September 30, 2005 were $418.7 million.

Cash provided by operating activities was $62.4 million, which included net income of $43.1 million for the nine months ended September 30, 2004. Adjustments for noncash items included depreciation and amortization of $6.3 million and amortization of tax benefits attributable to stock compensation and the contingently convertible debt of $6.1 million, offset primarily by recoveries of loan and lease losses of $6.9 million and amortization of deferred warrant related loan fees of $4.0 million.  Sources of cash from changes in other assets and liabilities included increases in accrued retention, incentive plans and other compensation benefits payable.

Cash used for investing activities was $758.3 million for the nine months ended September 30, 2004. Net cash outflow was primarily driven by purchases of investment securities of $1.3 billion and increases in loans of $253.4 million, partially offset by $146.8 million in proceeds from the sale of investment securities, $648.4 million in proceeds from maturities, and pay-downs of investment securities.

Cash provided by financing activities was $401.0 million for the nine months ended September 30, 2004, was largely driven by net increases in deposits of $370.8 million. Capital contributions from minority interest participants contributed $23.4 million and proceeds from the issuance of common stock of $15.1 million were partially offset by a decrease in other borrowings of $8.3 million.

Cash and cash equivalents at September 30, 2004 were $540.4 million.

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see Item 1A of Part II “Risk Factors.” We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

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

For further information see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2004 Form 10-K/A for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2004. As of September 30, 2005, there have been no significant changes to the interest rate risk information contained in our 2004 Form 10-K/A and our policies in managing interest rate risk.

Market Value of Portfolio Equity (MVPE)

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as our market value of portfolio equity (MVPE).

The following table presents our MVPE exposure at September 30, 2005 and December 31, 2004, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

	Estimated	Estimated Increase/ (Decrease) in MVPE		Estimated Net Interest	Estimated Increase/ (Decrease) in Net Interest Income
Change in interest rates (basis points)	MVPE	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)
September 30, 2005:
+200	$1,119,431	$(11,212)	(1.0)%	$412,525	$42,722	11.6%
+100	1,126,251	(4,392)	(0.4)	391,248	21,445	5.8
-	1,130,643	—	—	369,803	—	—
-100	1,105,616	(25,027)	(2.2)	345,897	(23,906)	(6.5)
-200	1,059,799	(70,844)	(6.3)	315,842	(53,961)	(14.6)

December 31, 2004:
+200	$1,019,622	$20,290	2.0%	$326,744	$41,285	14.5%
+100	1,014,190	14,858	1.5	306,492	21,033	7.4
-	999,332	—	—	285,459	—	—
-100	936,599	(62,733)	(6.3)	257,295	(28,164)	(9.9)
-200	876,445	(122,887)	(12.3)	230,514	(54,945)	(19.2)

The preceding table indicates that at September 30, 2005, in the event of an instantaneous and sustained increase or decrease in market interest rates, our MVPE would be expected to increase or decrease accordingly.

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

Our MVPE sensitivity at September 30, 2005 increased slightly from December 31, 2004, primarily due to changes in the investment portfolio while staying well within our policy guidelines. In addition, our net interest income at risk remains within policy limits. These estimates are highly assumption dependent and will change regularly as the company’s asset-liability structure changes and as different interest rate environments evolve. We expect to continue to manage our interest rate risk actively utilizing on and off balance sheet strategies as appropriate.

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

Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income degradation exceeding 25.0%. Simulations as of September 30, 2005, indicated that we were within these policy guidelines.

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

The Company carried out an evaluation, under the supervision and management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as a result of the material weaknesses described below that existed as of December 31, 2004 that were identified in the Company’s amended Annual Report on Form 10-K/A on December 28, 2005 filed with the SEC on December 29, 2005 (the “Form 10-K/A”) still being present at September 30, 2005, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005.

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

4)     Certain investment securities that were readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less, were not reported as cash equivalents in accordance with the provisions of SFAS No. 95, Statement of Cash Flows.  This misapplication of GAAP resulted in a reclassification in the Company’s consolidated balance sheets of money market mutual fund investments and commercial paper investments from Investment Securities line item to the Federal funds sold and securities purchased under agreement to resell and other short-term investments securities. This reclassification did not result in any change to the Company’s revenue or net income for the years ended December 31, 2004, 2003 and 2002, for the first quarter of 2005 or for any quarterly period during the years ended December 31, 2004 and 2003.

5)     Current federal income taxes receivable and current federal income taxes payable were not reflected net on the Company’s balance sheet.  The misapplication of GAAP resulted in a change to the Company’s other assets and other liabilities as of December 31, 2004 and 2003.  Current federal income taxes receivable and current federal income taxes payable should be netted as the Company has the legal right of offset, as defined by FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.  Therefore, other assets and other liabilities have been restated to reflect the net current federal income taxes receivable or net current federal income taxes payable at each of these period ends.  This correction of accounting resulted in a decrease to both the Company’s other assets and other liabilities as of December 31, 2004 and 2003.

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

Changes in Internal Control

Except as described above under “Remediation of Material Weaknesses,” no changes in our internal control over financial reporting occurred during the period covered by this Quarterly Report on 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The following information supplements and amends our discussion set forth under Part II, Item 1 “Legal Proceedings” in our amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005.

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

ITEM 1A – RISK FACTORS

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

On August 16, 2005 and November 15, 2005, we received notices from the staff of the Nasdaq Stock Market stating that the Company’s securities are subject to delisting because it was not in compliance with Nasdaq’s Marketplace Rule 4310©(14) due to the delayed filing of its Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005.  Currently, both the Company’s common stock and 7% cumulative trust preferred securities are traded on the Nasdaq National Market, under the symbols SIVBE and SIVOE, respectively.

At an appeal hearing before a Nasdaq Listing Qualifications Panel on September 29, 2005, we submitted a plan to Nasdaq that would bring us back in compliance with Marketplace Rule 4310©(14).  The plan, which was subsequently approved by the Nasdaq panel in November 2005, requires us to file our restated financials and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2005 and September 30, 2005 on or before December 28, 2005.  We did not file either of these Quarterly Reports by the SEC filing deadline on that date.  Once these reports have been filed, the Company expects that it will be back in compliance with Nasdaq marketplace rules, so long as it has not actually been delisted by Nasdaq.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1, 2005 - July 31, 2005	90,000	$49.94	90,000	$31,500,000
August 1, 2005 - August 31, 2005	—	—	—	31,500,000
September 1, 2005 - September 30, 2005	—	—	—	31,500,000
Total	90,000	$49.94	—	$31,500,000

(1)   On May 7, 2003, the Company announced that its Board of Directors authorized a stock repurchase program of up to $160.0 million, with no specified expiration date. This program became effective immediately and replaced previously announced stock repurchase programs. Stock repurchases under this program may be made from time to time. On January 27, 2005, the Company announced that its Board of Directors authorized the repurchase of up to an additional $75.0 million of common stock under the stock repurchase program, in conjunction with the $160.0 million originally approved in May 2003. This $75.0 million of shares under this program may be repurchased at any time, at our discretion, before June 30, 2006, in the open market, through block trades or otherwise, pursuant to applicable securities laws. Under this program, the Company repurchased in aggregate 6.5 million shares of common stock totaling $203.5 million as of September 30, 2005. The approximate dollar value of shares that may still be repurchased under this program totaled $31.5 million as of September 30, 2005.

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

•      Denotes management contract or any compensatory plan, contract or arrangement.