Form 10-K
period 2005-12-31
SVB FINANCIAL GROUP
filed 2006-03-27
CIK 719739

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒             Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

OR

☐               Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                to

Commission File Number: 000-15637

SVB FINANCIAL GROUP

(formerly Silicon Valley Bancshares)

(Exact name of registrant as specified in its charter)

Delaware	91-1962278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3003 Tasman Drive, Santa Clara, California 95054-1191	http://www.svb.com
(Address of principal executive offices including zip code)	(Registrant’s URL)

Registrant’s telephone number, including area code: (408) 654-7400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock, par value $0.001 per share

Title of Class: Junior subordinated debentures issued by SVB Capital II and the guarantee with respect thereto

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ National Market was $1,546,376,640.

At February 28, 2006, 35,454,171 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2005	Part III

PART I.

ITEM 1.   BUSINESS

General

SVB Financial Group (formerly known as Silicon Valley Bancshares) is a bank holding company and a financial holding company that was incorporated in the state of Delaware in March 1999. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank’s deposits are insured by the Federal Deposit Insurance Corporation. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054 and our telephone number is 408.654.7400. When we refer to “SVB Financial Group,” the “Company,” or “we,” or use similar words, we intend to include SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group.

For over 20 years, SVB Financial Group has been dedicated to helping entrepreneurs succeed, specifically focusing on industries where we have deep knowledge and relationships. Our focus is on the technology, life science, private equity, and premium wine industries. We continue to diversify our products and services to support our clients throughout their life cycles, regardless of age or size. We offer a range of financial services that generate three distinct sources of income.

Income Sources

In part, our income is generated from interest-rate differentials. The difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, account for the major portion of our earnings.  That income, referred to as net interest income, was $299.3 million in 2005, $229.5 million in 2004, and $183.1 million in 2003. (For further information  see Item 8. Consolidated Financial Statements and Supplementary Data.)

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

Fee-based services also generate income for our business. We market our full range of financial services to all of our commercial and private equity firm clients. In addition to commercial banking and private client services, we offer fee-based merger and acquisition services, private placements, and investment and advisory services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model. Our non-interest income was $117.5 million in 2005, $107.8 million in 2004 and $81.4 million in 2003. (For further information  see Item 8. Consolidated Financial Statements and Supplementary Data.)

In addition, we seek to obtain equity returns through investments in direct equity and venture capital fund investments. We manage four limited partnerships: a venture capital fund that invests directly in privately-held companies and three funds that invest in other venture capital funds.

We are able to offer our clients financial products and services through five strategic business groups, as discussed in further detail below: Commercial Banking, SVB Capital, SVB Alliant, Global Financial Services and Private Client Services and Other. These operating groups are managed separately because they offer different services to our clients, may appeal to different markets and require different strategies. The Private Client Services and Global Financial Services groups did not meet the separate reporting thresholds for segment reporting purposes. For further information on our reportable business segments, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 22 Segment Reporting.

Business Overview

SVB Financial Group is organized into strategic business groups that manage the diverse financial services we offer:

Commercial Banking

Through Silicon Valley Bank and its subsidiaries, we provide solutions to meet the needs of our commercial clients in the technology, life science, premium wine industry, and venture capital and private equity firm clients through lending, deposit account, cash management, and global banking and trade products and services.

Through our lending products and services, we extend loans and other credit facilities to our commercial clients, most often secured by the intellectual property or other assets of our clients. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable based lines of credit, asset-based loans, real estate loans, vineyard development loans, and financing of affordable housing projects. We may obtain warrants to purchase an equity position in a client company’s stock in consideration for providing credit facilities or other services.

Our deposit account and cash management products and services provide commercial clients with short- and long-term cash management solutions. Deposit account products and services include traditional deposit and checking accounts, certificates of deposit, and money market accounts. In connection with deposit accounts, we also provide lockbox and merchant services that facilitate quicker depositing of checks and other payments to clients’ accounts. Cash management products and services include wire transfer and Automated Clearing House (ACH) payment services to enable clients to transfer funds quickly from their deposit accounts. Additionally, the cash management services unit provides collection services, disbursement services, electronic funds transfers, and online banking through SVBeConnect.

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

Silicon Valley Bank provides investment and advisory services to clients through our broker-dealer subsidiary, SVB Securities, Inc. (“SVB Securities”). SVB Securities is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”) and a member of the National Association of Securities Dealers, Inc. (“NASD”). Services offered by SVB Securities involve introducing mutual funds and fixed income securities on an agency or riskless principal basis. SVB Securities does not hold customer accounts. We also offer investment advisory services through SVB Asset Management, a registered investment advisor subsidiary of Silicon Valley Bank. SVB Asset Management specializes in outsourced treasury management, customized cash portfolio management and reporting and monitoring for corporations.

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

SVB Capital also makes investments in venture capital and other private equity firms and in companies in the niches we serve. The group also manages four venture funds that are consolidated into our financial statements: SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, SVB Strategic Investors Fund III, LP which are funds of funds that invest in other venture funds; and Silicon Valley BancVentures, LP, a direct-equity venture fund that invests in privately held technology and life-science companies. This segment also includes investments in Gold Hill Venture Lending Partners 03, LP, and its parallel funds (collectively known as Gold Hill Venture Lending Partners 03. LP), which provide secured debt to emerging-growth clients in their earliest stages; and Partners for Growth, LP, a special situation debt fund that provides secured debt to higher-risk, emerging-growth clients in their later stages.

During the first half of 2005 SVB Capital, through Private Equities Services (a division of SVB Securities), also assisted private equity firms, and the partners of such firms, with liquidating securities following initial public offerings and mergers and acquisitions, including in-kind stock transactions, restricted stock sales, block trading, and special situations trading such as liquidation of foreign securities. We exited this business during the third quarter of 2005 and ceased operations of the Private Equity Services division at that time.

SVB Alliant

Through SVB Alliant (formerly known as Alliant Partners), our investment banking subsidiary, we provide merger and acquisition advisory services (M&A), private placement advisory services through our Private Capital Group, strategic alliance services, and specialized financial studies such as valuations and fairness opinions. SVB Alliant is a broker-dealer registered with the SEC and a member of the NASD. In 2005, we established SVB Alliant Europe Limited, a subsidiary based in London, England, that will provide investment advisory services to companies in Europe when the subsidiary becomes licensed to do so by the Financial Services Authority in England.

Global Financial Services

Our Global Financial Services group, which we began referring to as “SVB Global” in 2006, facilitates our clients’ global expansion into major technology centers around the world by leveraging our worldwide network of contacts, including venture capitalists, corporate connections and service providers. Global Financial Services provides consulting and business services, referrals, and knowledge sharing, as well as identifying business opportunities for SVB Financial Group, through several global subsidiaries of SVB Financial Group including SVB Business Partners (Shanghai) Co., Ltd., SVB Europe Advisors Limited and SVB India Advisors Pvt. Ltd. In 2005 we established SVB Business Partners (Shanghai) Co., Ltd., a subsidiary based in Shanghai, China, that provides consulting and business services as well as serving as a hub for companies expanding business activities in China. In 2004, we established SVB Europe Advisors Limited, a subsidiary based in London, England, that provides consulting and business services, as well as access to financial services of Silicon Valley Bank to clients and prospects based in Europe in the niches we serve. In 2004, we also established SVB India Advisors Pvt. Ltd., a subsidiary based in Bangalore, India, that provides consulting and business services to facilitate technology companies and private equity firms pursuing international business in India. SVB India Advisors also provides services such as educational information, introductions to recommended service providers and networking events. Our Global Financial Group also provides banking services to international venture capital and private equity firms.

Private Client Services and Other

Our Private Client Services and Other group are principally comprised of our Private Client Services group and other business services units. Private Client Services (formerly Private Banking) provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also help our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through our subsidiary, Woodside Asset Management, Inc., we provide individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals.

Industry Niches

In each of the industry niches we serve, we provide services to meet the needs of our clients throughout their life cycles, from early stage through maturity.

Technology and Life Science

We serve a variety of clients in the technology and life-science industries. A key component of our technology and life-science business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We define “emerging-growth” clients as companies in the start-up or early stages of their lifecycle; these companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market, and have no or little revenue. By contrast, we define “established” or “corporate technology” clients as companies that tend to be more mature; these companies may be publicly traded, and more established in the markets in which they participate.

The emerging growth clients, generally keep large cash balances in their deposit accounts and usually do not borrow large amounts under their credit facilities. The primary source of funding for most early stage clients is equity from venture capitalists and public markets. Lending to this market typically involves working capital lines of credit, equipment financing, asset acquisition loans, and bridge financing between funding rounds.

By expanding our suite of financial services, we have extended our business to more mature companies. Our corporate technology practice is a network of senior lenders focused primarily on the specific financial needs of more mature private and public clients. Today, we can comfortably address the financial needs of all companies in our niches, whether they are entrepreneurs testing new ideas or multinational corporations with established models and hundreds of millions of dollars in sales.

Our technology and life science clients generally fall into the following industries:

•     Hardware: Semiconductors, Communications, and Electronics

•     Software: Software and Services

•     Biotechnology

•     Drug Discovery

•     Medical Devices

•     Specialty Pharmaceuticals

Private Equity

Since our founding, we have cultivated strong relationships with venture capital firms worldwide, many of which are also clients. SVB Capital provides financial services to a significant number of venture capital firms in the United States (more than 500) as well as to other private equity firms, facilitating deal flow to and from these private equity firms and participating in direct investments in their portfolio companies.

Premium Wine

Our Wine Group, which is part of Silicon Valley Bank, has become one of the leading providers of financial services to the U.S. premium wine industry. We focus on vineyards and wineries that produce grapes and wines of the highest quality.

Industry Niches Exited

In keeping with our strategic focus on the technology, life science, private equity, and premium wine industries, we exited three niches in late 2002: real estate, media, and religious lending. We will continue to service our existing real estate, media, and religious niche loans until they are paid-off.

For further information on our business segments, see Item 8, Consolidated Financial Statements and Supplementary Data—Note 22 Segment Reporting.

Business Combinations

On October 1, 2002, we acquired substantially all of the assets of Woodside Asset Management, Inc., an investment advisory firm, which had approximately $200 million under management for 70 clients. We offer Woodside Asset Management’s services as part of our Private Client Services group, which is part of Silicon Valley Bank. Additionally, as part of this acquisition, SVB Financial Group obtained the general partner interests in two limited partnerships: Taurus Growth Partners, LP and Libra Partners, LP. Both of these funds were liquidated and funds were fully disbursed to the limited partners by December 31, 2004. We had less than a 1% ownership interest in each of these funds. The remaining ownership interest represented limited partners’ funds invested on their behalf by the general partner in certain fixed income and marketable equity securities.

On September 28, 2001, SVB Securities, a subsidiary of Silicon Valley Bank, completed the acquisition of SVB Alliant (at that time called “Alliant Partners”), an investment banking firm providing merger and acquisition and corporate partnering services. On October 1, 2002, SVB Alliant was sold from our Silicon Valley Bank subsidiary to the SVB Financial Group.

Competition

The banking and financial services industry is highly competitive, and evolves as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our current competitors include other banks and specialty and diversified financial services companies that offer lending, leasing, other financial products, and advisory services to our target client base. The principal competitive factors in our markets include product offerings, service, and pricing. Given our established market position with the client segments that we serve, and our ability to integrate and cross-sell our diverse financial services to extend the length of our relationships with our clients, we believe we compete favorably in all our markets in these areas.

Employees

As of December 31, 2005, we employed approximately 1,033 full-time equivalent employees. To our knowledge, none of our employees are represented by a labor union. Competition for qualified personnel in our industry is significant, particularly for client relationship manager positions, officers, and employees with strong relationships with the venture capital community. Our future success will depend in part on our continued ability to attract, hire, and retain qualified personnel.

Supervision and Regulation

General

Our operations are subject to extensive regulation by federal and state regulatory agencies. As a bank holding company, SVB Financial is subject to the Federal Reserve Board’s supervision, regulation, examination and reporting requirements under the Bank Holding Company Act of 1956 (BHC Act). SVB Financial has also qualified and elected to be treated as a financial holding company under the BHC Act. Silicon Valley Bank, as a California-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions. Both SVB Financial and Silicon Valley Bank are required to file periodic reports with these regulators and provide any additional information that they may require. The following summary describes some of the more significant laws, regulations, and policies that affect our operations; it is not intended to be a complete listing of all laws that apply to us. Any change in the statutes, regulations, or policies that apply to our operations may have a material effect on our business.

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

Prior to becoming a financial holding company, SVB Financial was required under the BHC Act to seek the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all of the assets, of any bank, bank holding company, or non-bank company. In addition, prior to becoming a financial holding company, SVB Financial was generally limited under the BHC Act to engaging, directly or indirectly, only in the business of banking or managing or controlling banks and other activities that were deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

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

To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be well capitalized (as discussed below in Regulatory Capital) and have at least “satisfactory” composite, managerial and Community Reinvestment Act (“CRA”) examination ratings. A bank holding company that does not satisfy the criteria for financial holding company status is limited to activities that were permissible under the BHC Act prior to the enactment of the GLB Act. A financial holding company that does not continue to meet all of the requirements for financial holding company status will, depending upon which requirements it fails to meet, loses the ability to undertake new activities or acquisitions that are not generally permissible for bank holding companies and may not continue such activities.

SVB Financial is also treated as a bank holding company under the California Financial Code. As such, SVB Financial and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the California Department of Financial Institutions.

Regulatory Capital

The federal banking agencies have adopted minimum risk-based capital guidelines for bank holding companies and banks are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and those recorded as off-balance sheet items. These off-balance sheet items include transactions such as commitments, letters of credit, and recourse arrangements. Under these credit guidelines, dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are adjusted by one of several conversion factors and/or risk adjustment percentages. The Federal Reserve Board requires bank holding companies and state member banks generally to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of 8% (10% to be well-capitalized). At least half of total capital must consist of items such as common stock, retained earnings, non-cumulative perpetual preferred stock, minority interests (including trust preferred securities) and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less most intangibles including goodwill (“Tier 1 capital”). The remainder (“Tier 2 capital”) may consist of other preferred stock, certain other instruments, limited amounts of subordinated debt and the loan and lease loss allowance. Not more than 25% of qualifying Tier 1 capital may consist of trust preferred securities. In order to be well-capitalized, a bank holding company must have a minimum ratio of Tier 1 capital to risk-adjusted assets of 6%. The Federal Reserve Board also requires SVB Financial and Silicon Valley Bank to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the Tier 1 leverage ratio. For a bank holding company or a bank that meets certain specified criteria, including those in the highest of the five categories used by regulators to rate banking organizations, the minimum Tier 1 leverage ratio is 3%. All other institutions are required to maintain a Tier 1 leverage ratio of at least 3% plus an additional cushion of 100 to 200 basis points (or at least 5% to be well-capitalized). In addition to these requirements, the Federal Reserve Board may set individual minimum capital requirements for specific institutions at rates substantially above the minimum guidelines and ratios. Under certain circumstances, SVB Financial must file written notice with, and obtain approval from, the Federal Reserve Board prior to purchasing or redeeming its equity securities. See Item 1. Business—Supervision and Regulation—Prompt Corrective Action and Other Enforcement Mechanisms for additional discussion of capital ratios.

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

SVB Financial and Silicon Valley Bank are also subject to rules that govern the regulatory capital treatment of equity investments in non-financial companies made on or after March 13, 2000 and held under certain specified legal authorities by a bank or bank holding company. Silicon Valley Bank does not currently hold any such equity investments. Under the rules, these equity investments will be subject to a separate capital charge that will reduce a bank holding company’s Tier 1 capital and, correspondingly, will remove these assets from being taken into consideration in establishing a bank holding company’s required capital ratios discussed above.

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

The federal banking agencies have also adopted a joint agency policy statement which provides that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions that have substantial amounts of their assets concentrated in high-risk loans or non-traditional banking activities and who fail to adequately manage these risks may be required to set aside capital in excess of the regulatory minimums.

The capital ratios of SVB Financial and Silicon Valley Bank, respectively, exceeded the well-capitalized requirements, as defined above, at December 31, 2005. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 20. Regulatory Matters for the capital ratios of SVB Financial and Silicon Valley Bank as of December 31, 2005.

Regulation of Silicon Valley Bank

Silicon Valley Bank is a California-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank is subject to primary supervision, periodic examination and regulation by the California Department of Financial Institutions and the Federal Reserve Board. If, as a result of an examination of Silicon Valley Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of Silicon Valley Bank’s operations are unsatisfactory, or that Silicon Valley Bank or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of Silicon Valley Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate Silicon Valley Bank’s deposit insurance, which for a California-chartered bank would result in a revocation of  Silicon Valley Bank’s charter. The California Department of Financial Institutions has many of the same remedial powers. Various requirements and restrictions under the laws of the State of California and the United States affect the operations of Silicon Valley Bank. State and federal statues and regulations relate to many aspects of Silicon Valley Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, Silicon Valley Bank is required to maintain certain levels of capital. (See Regulatory Capital, above.) The GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state bank subsidiaries. The GLB Act permits a national bank to underwrite, deal in, and purchase state and local revenue bonds. It also allows a subsidiary of a national bank to engage in financial activities that the bank can not, except for general insurance underwriting and real estate development and investment. In order for a subsidiary to engage in new financial activities, the national bank and its depository institution affiliates must be well-capitalized; have at least “satisfactory” general, managerial, and CRA examination ratings; and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks. For state banks, such as Silicon Valley Bank, that are members of the Federal Reserve System, prior approval of the Federal Reserve Board is required before they can create a subsidiary to capitalize on the additional financial activities empowered by the GLB Act.

Restrictions on Dividends

SVB Financial’s ability to pay cash dividends is limited by generally applicable Delaware corporation law limits. In addition, SVB Financial is a legal entity separate and distinct from Silicon Valley Bank, and there are statutory and regulatory limitations on the amount of dividends that may be paid to SVB Financial by Silicon Valley Bank. During 2005, 2004, and 2003, Silicon Valley Bank paid dividends of $0.0 million, $25.0 million, and $51.0 million, respectively, to SVB Financial. However, a part of the dividends paid in 2003 and in 2004 were in excess of the amount permitted under the California State Department of Financial Institutions (“DFI”) guidelines. Therefore SVB Financial was required by the DFI to return to Silicon Valley Bank a portion the 2003 dividend and the 2004 dividend. The total amount returned in early 2005 totaled $28.4 million. At December 31, 2005, under these regulatory restrictions, the remaining amount available for payment of dividends to SVB Financial by Silicon Valley Bank totaled $95.0 million. The Federal Reserve Board and the California Commissioner of Financial Institutions (the Commissioner) have the authority to prohibit Silicon Valley Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. Depending upon the financial condition of Silicon Valley Bank and other factors, the regulators could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. If Silicon Valley Bank fails to comply with its minimum capital requirements, its regulators could restrict its ability to pay dividends using prompt corrective action or other enforcement powers. The Commissioner may impose similar limitations on the conduct of California-chartered banks. See Item 8. Consolidated

Financial Statements and Supplementary Data—Note 20. Regulatory Matters for further discussion on dividend restrictions.

Transactions with Affiliates

Transactions between Silicon Valley Bank and its operating subsidiaries (including SVB Securities, Inc.; SVB Asset Management; Woodside Asset Management; SVB Europe Advisors Private Limited; and SVB India Advisors Pvt. Ltd.) and Silicon Valley Bank’s affiliates (including but not limited to, SVB Financial Group; SVB Alliant; and SVB Alliant Europe Limited) are subject to restrictions imposed by federal and state law. These restrictions prevent SVB Financial and other affiliates from borrowing from, or entering into other credit transactions with, Silicon Valley Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral. All such loans and credit transactions and other “covered transactions” by Silicon Valley Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of Silicon Valley Bank’s capital and surplus; and all such loans and credit transactions and other “covered transactions” by Silicon Valley Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of Silicon Valley Bank’s capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate; the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower; and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. A company that is a direct or indirect subsidiary of  Silicon Valley Bank would not be considered to be an “affiliate” of Silicon Valley Bank or its operating subsidiaries unless it fell into one of certain categories, such as a “financial subsidiary” authorized under the GLB Act. In addition, Silicon Valley Bank and its operating subsidiaries generally may not purchase a low-quality asset from an affiliate. Moreover, covered transactions and other specified transactions by Silicon Valley Bank and its operating subsidiaries with an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. Silicon Valley Bank and its operating subsidiaries generally may engage in transactions with affiliates only on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action against an insured bank and its holding company. Federal laws require each federal banking agency to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower-capital category, an insured bank is subject to more restrictions, including restrictions on the bank’s activities, operational practices or the ability to pay dividends. However, the federal banking agencies may not treat an institution as critically undercapitalized unless its capital ratios actually warrant such treatment.

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

Premiums for Deposit Insurance

Silicon Valley Bank’s deposit accounts are insured by the Bank Insurance Fund, as administered by the Federal Deposit Insurance Corporation, up to the maximum permitted by law. The FDIC may assess premiums to maintain a sufficient fund balance. The amount charged is based on the capital level of an institution and on a supervisory assessment based upon the results of examination findings by the institution’s primary federal regulator and other information deemed relevant by the FDIC to the institution’s financial condition and the risk posed to the Bank Insurance Fund. As of December 31, 2005, the FDIC’s semi-annual assessment for the insurance of BIF deposits ranged from zero (0) to twenty seven (27) cents per $100 of insured deposits. The FDIC may increase or decrease the premium rate on a semi-annual basis. As of December 31, 2005, Silicon Valley Bank’s assessment rate was zero.

Silicon Valley Bank is also required to pay an annual assessment of approximately six (6) cents per $100 of insured deposits toward the retirement of U.S. government-issued financing corporation bonds.

Community Reinvestment Act (CRA) and Fair Lending

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

Privacy

The GLB Act imposed customer privacy requirements on any company engaged in financial activities. Under these requirements, a financial company is required to protect the security and confidentiality of customers’ non-public, personal information. For customers who obtain a financial product, such as a loan, for personal, family, or household purposes, a financial company is required to disclose its privacy policy to at the time the relationship is established and annually thereafter. The financial company must also disclose its policies concerning the sharing of the customer’s non-public, personal information with affiliates and third parties. If an exemption is not available, a financial company must provide consumers with a notice of its information-sharing practices that allows the consumer to reject the disclosure of its non-public, personal information to third parties. Third parties that receive such information are subject to the same restrictions as the financial company on the reuse of the information. Finally, a financial company is prohibited from disclosing an account number or similar item to a third party for use in telemarketing, direct mail marketing, or marketing through electronic mail. Financial companies were required to be in compliance with these consumer privacy requirements no later than July 1, 2001.

The California Financial Information Privacy Act (SB1) became effective on July 1, 2004, and applies to financial institutions doing business in the State of California. SB1 tightens existing federal restrictions on the sharing of consumers’ non-public personal information with affiliates and nonaffiliated third parties.

Silicon Valley Bank has written policies with regard to the sharing of consumers’ non-public, personal information. Our policies comply with both federal and California rules applicable to the security and confidentiality of consumers’ non-public, personal information.

USA Patriot Act of 2001

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the USA Patriot Act), Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). IMLAFATA amended the Bank Secrecy Act and adopted certain additional measures that established or increased already existing obligations of financial institutions, including Silicon Valley Bank, to identify their customers, watch for and report upon suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and share information with other financial institutions. The U.S. Secretary of the Treasury has adopted several regulations to implement these provisions. Pursuant to certain of these regulations, Silicon Valley Bank may not establish, maintain, administer, or manage a correspondent account in the United States for, or on behalf of, a foreign shell bank. In addition, IMLAFATA expands the circumstances under which funds in a bank account may be forfeited. IMLAFATA also amended the BHC Act and the Bank Merger Act to require the federal banking regulatory authorities to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application to expand operations. Silicon Valley Bank has in place a Bank Secrecy Act compliance program.

Regulation of Certain Subsidiaries

Two of our subsidiaries, SVB Alliant and SVB Securities, are registered as broker-dealers with the SEC and members of the NASD and as such are subject to regulation by the NASD and the SEC. Our investment advisory subsidiaries, Woodside Asset Management, Inc., and SVB Asset Management, are registered with the SEC under the Investment Advisers Act of 1940, as amended, and are subject to that act and the rules and regulations promulgated thereunder.

Our broker-dealer subsidiaries are subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Exchange Act), which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, our broker-dealer subsidiaries are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of SVB Financial to withdraw capital from SVB Alliant and of Silicon Valley Bank to withdraw capital from SVB Securities.

As broker-dealers, SVB Alliant and SVB Securities are also subject to other regulations covering the operations of their respective businesses, including sales, and with respect to SVB Securities, trading practices and use of client funds and securities; and conduct of directors, officers, and employees. Broker-dealers are also subject to regulation by state securities administrators in the states where they do business. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses; the imposition of censures or fines; the issuance of cease and desist orders; and the suspension or expulsion from the securities business of a firm, its officers, or its employees. The SEC and the NASD, in particular, emphasize the need for supervision and control by broker-dealers of their employees.

Available Information

We make available free of charge through our Internet website, http://www.svb.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The contents of the website are not incorporated herein by reference and the website address provided is intended to be an inactive textual reference only.

Item 1A.   Risk Factors

Our business faces significant risks, including credit, market/liquidity, operational, legal/regulatory, and strategic/reputation risks. The factors described below may not be the only risks we face, and are not intended to serve as a comprehensive listing or be applicable only to the category of risk under which they are disclosed. The risks described below are generally applicable to more than one of the following categories of risks. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following factors actually occur, our business, financial condition and/or results of operations could suffer.

Credit Risks

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

Market/Liquidity Risks

Our current level of interest rate spread may decline in the future. Any material reduction in our interest spread could have a material impact on our business and profitability.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates and fees we receive on interest-earning assets, such as loans extended to our clients and interest rates we receive on securities held in our investment portfolio. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. In addition, legislative changes could affect the manner in which we pay interest on deposits or other liabilities. For example, Congress has for many years debated repealing a law that prohibits banks from paying interest rates on checking accounts. If this law were to be repealed, we would be subject to competitive pressure to pay interest on our clients’ checking accounts, which would negatively affect our interest rate spread. Any material decline in our interest rate spread would have a material adverse effect on our business and profitability. Additionally, a portion of our loan fee income, a component of loan interest income, is predicated on the receipt of warrant assets. If we fail to continue to receive warrant assets our future interest margin may decline.

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

Operational Risks

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

We account for our employee stock options in accordance with Accounting Principles Board Opinion No. 25 and related interpretations, which provide that any compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options. As a result, when options are granted at fair market value of the underlying stock on the date of grant, as is our practice, we incur no compensation expense. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires us to record compensation expense for all employee share based payments. Such expense will have a material impact on our results of operations. In October 2004, in an effort to align our option grant rate to that of other financial institutions similar to us, we significantly decreased the number of shares subject to options granted to our employees on a prospective basis. We may in the future consider taking other actions to modify employee compensation structures, such as granting cash compensation or other forms of equity compensation. Our decision to reduce the number of option shares to be granted on a prospective basis, and any other future changes we may adopt in our employee compensation structures, could adversely affect our results of operations and cash flows, as well as our ability to attract, recruit, and retain certain key employees.

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

To mitigate these risks we have begun a phased business continuity program, with initial capabilities available in 2005 and additional capabilities to be implemented throughout 2006. Additionally, we announced in January 2006 that we expected to open a support and back-operations facility in Salt Lake City, Utah during the first half of 2006. The facility is part of our business continuity strategy to ensure the continuous availability of critical client operations in the event of an unforeseen disaster. We also have a back-up data center in Phoenix, Arizona. Nonetheless, there is no assurance that our business continuity program can adequately mitigate the risks of such business interruptions.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business infrastructure such as internet connections and network access. Any disruption in internet, network access or other voice or data communication services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.

We face risks associated with the ability of our information technology systems and our processes to effectively support our growth.

We have a complex set of information technology systems and processes to support our business. Our systems consist of multiple information systems that complicate our processing, reporting and analysis of our business transactions and business information. Although we have continuously improved our business systems and processes, as our business grows larger and more complex, our current systems and processes will likely not be able to support the growth effectively. In 2006 and forward, there will be a more significant focus towards improving our systems and processes in order to increase our efficiency, including upgrading and consolidating our information systems and improving and automating, where appropriate, our processes. There is no assurance that we can effectively and timely improve our systems and processes to meet all of our business needs efficiently.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit, we may assume that a customer’s audited financial statements conform with accounting principles generally accepted in the United States (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively affected by relying on financial statements that do not comply with GAAP or that are materially misleading.

Our accounting policies and methods are key to how we report our financial condition and results of operations. They may require management to make estimates about matters that are uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board (FASB) changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of December 31, 2005, we did not maintain effective internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework” as a result of identified material weaknesses in our internal control over financial reporting. Specifically, we did not have adequately designed internal controls in our financial reporting process related to the selection and application of generally accepted accounting principles in that (a) accounting policies, procedures and practices were not consistently developed, maintained or updated in a manner ensuring that financial statements were prepared in accordance with U.S. generally accepted accounting principles, (b) these policies and procedures were not designed to consistently ensure the preparation and retention of adequate documentation to support key judgments made in connection with the selection and application of significant accounting policies within our financial reporting process and (c) our policies and procedures did not consistently provide for effective analysis, implementation, and documentation of new accounting pronouncements. In addition, we did not maintain sufficient levels of appropriately qualified and trained personnel in our financial reporting processes resulting in our inability to establish internal control over financial reporting policies and procedures related to (1) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for warrant derivatives or other non-routine or complex transactions, and (2) the review of such documentation by qualified internal staff, assisted by external advisors as deemed necessary, to determine our completeness and the propriety of our conclusions. For a detailed description of these material weaknesses and our remediation efforts and plans, see Part II, Items 9A and 9B. These control deficiencies resulted in material errors in our financial reporting which resulted in a restatement of our financial statements for the years 2002, 2003 and 2004. This restatement process took five months to complete, required substantial resources and personnel, and included a comprehensive review of our financial statements and accounting practices by our auditors. However, we have not yet fully remediated these material weaknesses.

In response to these material weaknesses in our internal control over financial reporting, we are implementing additional controls and procedures and are incurring additional related expenses. We cannot be certain that the measures we have taken to date and are planning to take will sufficiently and satisfactorily remediate the identified material weaknesses in full. Furthermore, we intend to continue improving our internal control over financial reporting and the implementation and testing of these efforts could result in increased cost and could divert management attention away from operating our business.

If we are unable to remediate the identified material weaknesses discussed above, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price and potentially subject us to litigation.

Legal/Regulatory Risks

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

SVB Financial, Silicon Valley Bank, and their subsidiaries are extensively regulated under federal and state law. These regulations are intended primarily for the protection of depositors, other clients, and the deposit insurance fund—not for the benefit of stockholders or security holders. Federal and state laws and regulations limit or otherwise affect the activities in which SVB Financial, Silicon Valley Bank, and their subsidiaries may engage. A change in the applicable statutes, regulations, or regulatory policy may have a material effect on our business and that of our subsidiaries in substantial and unpredictable ways including by placing limitations on the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. In addition, SVB Financial, Silicon Valley Bank, and their subsidiaries are required to maintain certain minimum levels of capital. Federal and state banking regulators possess broad powers to take supervisory action, as they deem appropriate, with respect to SVB Financial and Silicon Valley Bank. SVB Alliant and SVB Securities, both broker-dealer subsidiaries, are regulated by the SEC and the National Association of Securities Dealers, Inc. (NASD). Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. Supervisory actions can result in higher capital requirements, higher insurance premiums, and limitations on the activities of SVB Financial, Silicon Valley Bank or their subsidiaries. These supervisory actions could have a material adverse effect on our business and profitability. Any increased or unanticipated regulatory scrutiny or review may impact the conduct of our business and could have a material adverse effect on our business and profitability, since existing resources would be detracted from the current conduct of business and reprioritized to resolve any such review. For example, the scope and degree of regulatory scrutiny of Bank Secrecy Act (BSA)/anti-money laundering compliance have expanded significantly following the events of September 11, 2001 and as a result we have been focusing resources to understand our inherent BSA risk and to document our compliance. We could also receive regulatory sanctions or be subject to regulatory orders for any failure to comply with laws, regulations or policies, which may damage our reputation.

SVB Financial relies on dividends from its subsidiaries for most of its revenue.

SVB Financial is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on SVB Financial’s common and preferred stock and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to SVB Financial. Also, SVB Financial’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Strategic/Reputation Risks

Our business reputation is important and any damage to it can have a material adverse effect on our business.

Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential clients and stockholders, the venture capital and private equity community and the industries in which we serve. Any damage to our reputation, such as regulatory enforcement actions, downgrade of ratings, loss of customers, late filings of SEC reports and potential delisting actions, could have a material adverse effect on our business.

Adverse changes in domestic or global economic conditions, especially in the technology sector and particularly in California, could have a material adverse effect on our business, growth, and profitability.

If conditions deteriorate in the domestic or global economy, especially in the technology, life science, private equity, and premium wine industry niches, our business, growth, and profitability are likely to be materially adversely affected. A global or U.S. economic slowdown would harm many of our clients. Our clients may be particularly sensitive to disruptions in the growth of the technology sector of the U.S. economy. In addition, a substantial number of our clients are geographically concentrated in California, and adverse economic conditions in California could harm the businesses of a disproportionate number of our clients. To the extent that our clients’ underlying businesses are harmed, they are more likely to default on their loans.

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

Other banks and specialty and diversified financial services companies, many of which are larger and have more capital than we do, offer lending, leasing, other financial products and advisory services to our client base. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies, early stage growth companies or special industries such as wineries. In other cases, our competitors may offer a broader range of financial products to our clients. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and/or credit terms prevalent in that market, which could adversely affect our market share. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges.

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

A component of our strategy is to expand internationally on a limited basis, which requires management’s attention and resources. We already opened offices in the UK, India and China and plan to expand our operations in those locations and are exploring adding other locations. In addition to the uncertainty regarding our ability to generate revenues from foreign operations and to expand our international presence, there are certain risks inherent in doing business on an international basis, including, among others, legal and regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, differing technology standards or customer requirements, requirements or restrictions relating to making foreign direct investments, difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner, longer payment cycles, different accounting practices, problems in collecting loan or other types of payments, political and economic instability, seasonal reductions in business activity, changes in tax laws and potentially adverse tax consequences, any of which could adversely affect the success of our international operations. In addition, in many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by regulations applicable to us, such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, our employees and agents may take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business. To the extent we continue to expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we could become subject to increased risks relating to foreign currency exchange rate fluctuations. Since we have limited experience in globalizing our service, there can be no assurance that we will be successful in expanding into international markets or that one or more of the factors discussed above will not have a material adverse effect on our business, results of operations, and/or financial condition.

Maintaining or increasing our market share depends on market acceptance of new products and services.

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

Item 1B.   Unresolved Staff Comments

None.

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

We currently operate 27 regional offices in the United States and three offices outside the United States. We operate throughout the Silicon Valley with an office in Fremont, two offices in Santa Clara, an office on Sand Hill Road in Menlo Park, and three offices in Palo Alto. Other regional offices in California include Irvine, Los Angeles, Napa Valley, San Diego, San Francisco, and Sonoma. Office locations outside of California within the United States include: Phoenix, Arizona; Boulder, Colorado; Atlanta, Georgia; Chicago, Illinois; Boston, Massachusetts; Minneapolis, Minnesota; New York, New York; Durham, North

Carolina; Portland, Oregon; Philadelphia, Pennsylvania; Austin, Texas; Dallas, Texas; Vienna, Northern Virginia; and Seattle, Washington. Our three foreign offices are located in:  Bangalore, India; Shanghai, China; and London, England. All of our properties are occupied under leases, which expire at various dates through 2014, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

Our Commercial Banking operations principally operate out of our corporate headquarters in Santa Clara, and the lending teams operate out of the various regional offices. SVB Capital principally operates out of our office in Menlo Park, and SVB Alliant out of one of the offices in Palo Alto. Our other businesses, including Global Financial Services and Private Client Services, principally operate out of our corporate headquarters in Santa Clara also.

Item 3.   Legal Proceedings

On May 24, 2001, Gateway Communications, Inc. (Gateway) filed a lawsuit in the United States Bankruptcy Court for the Southern District of Ohio (Western Division) naming the Bank as a defendant. Gateway (the debtor in the bankruptcy case) alleges that the Bank’s actions in connection with a loan resulted in Gateway’s bankruptcy, and seeks $20,000,000 in compensatory damages, punitive damages, interest and attorneys’ fees. On June 24, 2003, the Court dismissed four of the five counts in the complaint, including the claim for punitive damages, leaving one breach of contract claim. We believe that the sole remaining claim has no merit and intend to defend the lawsuit vigorously. Thus, we have not accrued any amount related to potential damages from this case as they are not considered probable and reasonably estimable. The action is scheduled for trial in July 2006.

From time to time, we are subject to legal claims and proceedings that arise in the normal course of our business. While the outcome of these matters is currently not determinable, based on information available to us, our review of such claims to date and consultation with our outside counsel, we do not currently expect that the ultimate costs to resolve these matters, if any, will have a material adverse effect on our liquidity, consolidated financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded over the counter on the National Association of Securities Dealers Automated Quotation (NASDAQ) National Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ National Market, as applicable, for each full quarterly period over the years ended December 31, 2005 and 2004, are as follows:

	2005		2004
	Low	High	Low	High
Three Months Ended:
March 31	$41.10	$45.69	$31.02	$39.96
June 30	43.15	48.98	31.20	39.65
September 30	46.25	51.84	32.38	39.90
December 31	46.35	50.12	37.15	45.15

Stockholders

There were 698 registered holders of our stock as of December 31, 2005. Additionally, we believe there were approximately 8,167 beneficial holders of common stock whose shares are held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.

Dividends

We have not paid cash dividends on our common stock since 1992. Currently, we have no plan to pay cash dividends on our common stock. The Company’s Board of Directors may, periodically, evaluate the decision of paying cash dividends in the context of our performance, general economic performance, and relevant tax and financial parameters. Our ability to pay cash dividends is limited by generally applicable corporate and banking laws and regulations. See Item 1. Business-Supervision and Regulation—Restrictions on Dividends, and Item 8. Consolidated Financial Statements and Supplementary Data—Note 20. Regulatory Matters for additional discussion on restrictions and limitations on the payment of dividends imposed on us by government regulations.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Stock Repurchases

The following table presents stock repurchases by month for the fourth quarter of 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 – 31, 2005	—	—	—	31,500,000
November 1 – 30, 2005	—	—	—	31,500,000
December 1 – 31, 2005	—	—	—	31,500,000
Total	—	$—	—

(1)          We currently have in place a program authorizing our repurchase of up to a total of $305.0 million of stock. The repurchase program was initially authorized by our Board of Directors and announced on May 7, 2003 for $160.0 million (with no expiration date), and was subsequently increased by $75.0 million (to be repurchased before June 30, 2006) and $70.0 million (to be repurchased before June 30, 2007) and announced on January 27, 2005 and January 26, 2006, respectively. Unless earlier terminated by the Board, the program will expire on June 30, 2007. As of December 31, 2005, we have repurchased 6.5 million shares totaling $203.5 million. At December 31, 2005, the approximate dollar value of shares that may still be repurchased under this program was $31.5 million, which does not include the additional $70.0 million announced on January 26, 2006.

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Annual Report on Form 10-K (“Form 10-K”). Certain reclassifications have been made to our prior years’ results to conform to 2005 presentations. Such reclassifications had no effect on the consolidated results of operations or stockholders’ equity. Information for the years ended December 31, 2005, 2004 and 2003 is derived from audited financial statements presented separately herein while information for the years ended December 31, 2002 and 2001 is derived from unaudited financial statements not presented separately herein.

	Years Ended December 31
	2005	2004	2003	2002	2001
	(Dollars in thousands. except per share amounts)
Income Statement Summary:
Net interest income	$299,293	$229,477	$183,138	$191,777	$255,842
Provision for (recovery of) loan and lease losses	237	(10,289)	(9,892)	5,873	15,845
Noninterest income	117,495	107,774	81,393	71,916	81,448
Noninterest expense	259,860	241,830	264,896	183,326	182,551
Minority interest in net (income) losses of consolidated affiliates	(3,396)	(3,090)	7,689	7,767	7,546
Income before income tax expense	153,295	102,620	17,216	82,261	146,440
Income tax expense	60,758	38,754	4,174	27,761	55,171
Net income before cumulative effect of change in accounting principle	92,537	63,866	13,042	54,500	91,269
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	6,714
Net income	$92,537	$63,866	$13,042	$54,500	$97,983
Common Share Summary:
Earnings per common share—basic before cumulative effect of change in accounting principle	$2.64	$1.81	$0.36	$1.24	$1.91
Earnings per common share—diluted before cumulative effect of change in accounting principle	2.40	1.70	0.35	1.21	1.86
Earnings per common share—basic	2.64	1.81	0.36	1.24	2.05
Earnings per common share—diluted	2.40	1.70	0.35	1.21	1.99
Book value per share	$16.22	$15.07	$13.07	$14.83	$14.03
Weighted average shares outstanding—basic	35,115	35,215	36,109	44,000	47,728
Weighted average shares outstanding—diluted	38,489	37,512	37,231	45,053	49,138
Year-End Balance Sheet Summary:
Investment securities	$2,037,270	$2,054,202	$1,519,935	$1,147,868	$1,333,235
Loans, net of unearned income	2,843,353	2,308,588	1,987,146	2,084,099	1,765,706
Goodwill	35,638	35,638	37,549	100,549	96,380
Total assets	5,541,715	5,145,679	4,468,410	4,212,031	4,202,484
Deposits	4,252,730	4,219,514	3,666,841	3,436,050	3,380,777
Contingently convertible debt	147,604	146,740	145,797	—	—
Junior subordinated debentures	48,228	49,470	49,118	—	—
Trust preferred securities(1)		—	—	39,472	38,641
Stockholders’ equity	$569,301	$541,948	$457,953	$601,938	$637,048
Average Balance Sheet Summary:
Investment securities	1,984,178	$1,753,920	$1,125,039	$1,055,447	$1,461,533
Loans, net of unearned income	2,368, 362	1,951,655	1,797,990	1,760,639	1,659,520
Goodwill	35,638	37,066	91,992	98,252	24,955
Total assets	5,189,777	4,772,909	4,056,468	3,895,870	4,399, 262
Deposits	4,166,476	3,905,408	3,277,566	3,063,456	3,581,581
Contingently convertible debt	147,181	146,255	73,791	—	—
Junior subordinated debentures	49,309	49,366	23,823	—	—
Trust preferred securities(1)	—	—	19,193	38, 267	38,611
Stockholders’ equity	$541,426	$495,203	$504,632	$641,402	$657,404
Capital Ratios:
Total risk-based capital ratio	14.74%	16.09%	16.83%	16.31%	17.34%
Tier 1 risk-based capital ratio	12.39%	12.75%	12.23%	15.00%	16.08%
Tier 1 leverage ratio	11.64%	11.17%	10.62%	14.15%	14.97%
Average stockholders’ equity to average assets	10.43%	10.38%	12.44%	16.46%	14.94%
Selected Financial Ratios:
Return on average assets	1.78%	1.34%	0.32%	1.40%	2.23%
Return on average stockholders’ equity	17.09%	12.90%	2.58%	8.50%	14.90%
Net interest margin	6.46%	5.39%	5.16%	5.64%	6.57%
Net recoveries (charge-offs) to average total loans	(0.04)%	(0.10)%	0.08%	(0.25)%	(1.02)%
Nonperforming assets as a percentage of total assets	0.25%	0.29%	0.28%	0.48%	0.44%
Allowances for loan and lease losses as a percent of total gross loans	1.28%	1.62%	2.49%	2.78%	3.20%

Other Data (Dollars in millions) :
Client investment funds:
Private label client investment funds	$8,863	$7,208	$7,615	$7,642	$8,573
Client investment assets under management	3,857	2,678	592	—	—
Sweep funds	2,247	1,351	1,139	853	710
Total client investment funds	$14,967	$11,237	$9,346	$8,495	$9,283

(1)             Adoption of FIN 46R in December 2003 and SFAS No. 150 in May 2003 resulted in a change of classification of trust preferred securities distribution expense from noninterest expense to interest expense on a prospective basis. Additionally, the adoption of FIN 46R and SFAS No. 150 resulted in a change of classification of trust preferred securities from noninterest bearing funding sources to interest-bearing liabilities on a prospective basis. Prior to adoption of FIN 46R and SFAS No. 150, in accordance with accounting rules in effect at that time, we recorded trust preferred securities distribution expense as noninterest expense. On October 30, 2003, $50.0 million in cumulative 7.0% trust preferred securities were issued through a newly formed special purpose trust, SVB Capital II. We received $51.5 million in proceeds from the issuance of 7.0% junior subordinated debentures to SVB Capital II. A portion of the net proceeds were used to redeem the existing $40.0 million of 8.25% trust preferred securities. Approximately $1.3 million of deferred issuance costs related to redemption of the $40.0 million 8.25% trust preferred securities were included in interest expense in the fourth quarter of 2003.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of Financial Condition and Results of Operations below contain forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of various factors, including but not limited to those discussed in Item 1A. Risk Factors.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Annual Report on Form 10-K. Certain reclassifications have been made to our prior years’ results to conform to 2005 presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Overview of Company Operations

See Item I of Part I above, “Business—General” for an overview of Company operations.

Critical Accounting Policies

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have, been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, income, and expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of the management’s discussion and analysis.

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

Investment Company Fair Value

Our non-marketable equity securities recorded pursuant to investment company fair value accounting consist of our investments in the following funds:

•       Direct equity venture fund, Silicon Valley BancVentures, LP, which makes equity investments in privately held companies;

•       Funds of funds, SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, and SVB Strategic Investors Fund III, LP, which make investments in venture capital funds; and

•       Special situation debt fund, Partners for Growth, LP, which provides financing to companies in the form of structured loans and equity investments.

A summary of our ownership interests in the investments held under investment company fair value accounting is presented in the following table:

Company Ownership in General Partner	Company Ownership %
Silicon Valley BancVentures Inc.(1)	100%
SVB Strategic Investors, LLC(2)	100%
SVB Strategic Investors II, LLC(2)	100%
SVB Strategic Investors III, LLC(2)	100%
Partners for Growth, LLC(3)	0%

Company Ownership in Limited Partner	Company Ownership %
Silicon Valley BancVentures , LP(1)	10.7%
SVB Strategic Investors Fund, LP(2)	12.6%
SVB Strategic Investors Fund II, LP(2)	8.6%
SVB Strategic Investors Fund III, LP(2)	100.0%
Partners for Growth, LP(3)	50.0%

Note—Entity’s results of operations and financial condition are included in the consolidated financial statements of SVB Financial Group net of minority interest.

(1)          The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by SVB Financial Group and has an ownership interest of 10.7% in Silicon Valley BancVentures, LP. The limited partners do not have substantive participating or kick-out rights. Therefore, Silicon Valley BancVentures, LP is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

(2)          The general partner of SVB Strategic Investors Fund, LP (SIF I), SVB Strategic Investors, LLC, is owned and controlled by SVB Financial Group and has an ownership interest of 12.6%. The general partner of SVB Strategic Investors Fund II, LP (SIF II), SVB Strategic Investors II, LLC, is owned and controlled by SVB Financial Group and has an ownership interest of 8.6%. The general partner of SVB Strategic Investors Fund III, LP (SIF III), SVB Strategic Investors III, LLC, is owned and controlled by SVB Financial Group and has an ownership interest of 100.0%. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, SIF I, II, and III are consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in our consolidated net income.

(3)          The general partner of Partners for Growth, LP, Partners for Growth, LLC, is not owned or controlled by SVB Financial Group. The limited partners of this fund have substantive kick-out rights by which the general partner may be removed without cause by simple majority vote of the limited partners. SVB Financial has an ownership interest of 50.01% in Partners for Growth, LP. Accordingly, the fund is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

Under investment company accounting, investments are carried at estimated fair value based on financial information obtained from the funds’ respective general partner. We utilize the most recent available financial information available from the investee’s general partner, for instance, September 30, for our December 31 consolidated financial statements, adjusted for any contributions paid or distributions received from the investment during the fourth quarter. The valuations generally remain at cost until such time that there is significant evidence of a change in value based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. Thus, any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income. The portion of any investment gains or losses attributable to the limited partners is reflected as minority interest in net income (loss) of consolidated affiliates and adjusts SVB Financial Group’s investment returns to reflect its percentage ownership.

Equity Method

Our equity method non-marketable equity securities consist of an investment in a venture debt fund and several qualified affordable housing tax credit funds.

The venture debt fund investment is in Gold Hill Venture Lending 03, LP, which provides financing to privately-held companies in the form of loans and equity investments. SVB Financial Group has direct and indirect interest totaling 9.3% in Gold Hill Venture Lending 03, LP. Our total interest in Gold Hill Venture Lending 03, LP exceeds the 3%-5% ownership interest threshold established by EITF Topic D-46 for cost method accounting. Accordingly, this limited partnership investment is accounted for under the equity method. Thus, we recognize our proportionate share of the results of operations of each equity method investee in its results of operations.

We invest in several qualified affordable housing projects, which provide us benefits in the form of tax credits. Under EITF 94-1, “Accounting for Tax Benefits Resulting From Investments in Affordable Housing Projects” we account for such investments under the equity method in accordance with the provisions of the AICPA Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures.”

We review these investments at least quarterly for possible other than temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. We reduce our investment value when we consider declines in value to be other than temporary. We recognize the estimated loss as a loss on investment securities, a component of noninterest income.

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

•       In accordance with the provisions of Emerging Issue Task Force (EITF) Topic D-46, “Accounting for Limited Partnership Investments” (EITF Topic D-46), investments in limited partnerships in which we hold an ownership interest of less than 5% and in which we do not have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the cost method. These non-marketable equity securities include investments in venture capital funds.

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

We review these assets at least quarterly for possible other than temporary impairment. Our review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. We reduce the investment value when we consider declines in value to be other than temporary. We recognize the estimated loss as a loss on investment securities, a component of noninterest income.

Gains or losses on cost method investment securities that result from a portfolio company being acquired by a publicly traded company are marked to market when the acquisition occurs. The resulting gains or losses are recognized into consolidated net income on that date in accordance with EITF No. 91-5, “Nonmonetary Exchange of Cost-Method Investments”. Further fluctuations in the market value of these equity securities, which are classified as available-for-sale securities, are excluded from consolidated net income and are reported in accumulated other comprehensive income, net of applicable taxes, (OCI), a component of stockholders’ equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition value, are recognized in our consolidated net income.

We consider our non-marketable equity securities accounting policies to be critical because the valuation of non-marketable equity securities is subject to management judgment. The inherent uncertainty in the process of valuing equity securities for which a ready market is unavailable may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future. For further information related to non-marketable equity securities for the years ended December 31, 2005, 2004, and 2003, please refer to the table under Part II—Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Investment Securities.

Derivative Assets—Derivative Equity Warrants for Shares of Privately- and Publicly-held Companies

Derivative equity warrant assets for shares of private and public companies are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income.

In accordance with the provisions of SFAS No. 133 as amended, we account for equity warrant assets with net settlement terms in certain private and public client companies as derivatives. In general, derivative equity warrant assets that we hold entitle us to buy a specific number of shares of stock at a specific price over a specific time period. Certain warrants obtained by us include contingent provisions which set the underlying number of shares or strike price based upon certain future events. For example, the number of shares exercisable for some warrants is contingent upon the related lending facility, such as the extent of utilization of the facility, including draw frequency or amount. Or, in some cases, the underlying strike price of some warrants may be contingent upon the share price of a subsequent future round of equity financing of the issuer. Our warrant agreements contain net share settlement provisions, which permit the issuing company to deliver to us, upon our exercise of the warrant, the amount of shares with a current fair value equal to the net gain of the warrant agreement (sometimes described as a “cashless” exercise). Because our warrant agreements contain such net share settlement provisions, our equity warrant assets are required to be accounted for as derivative instruments.

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

Any changes from the grant date fair value of derivative equity warrant assets will be recognized as increases or decreases to other assets on our balance sheet and as net gains or losses on derivative investments, in noninterest income, a component of consolidated net income. When a portfolio company completes an initial public offering on a publicly reported market or is acquired by a publicly traded company, we may exercise these equity warrant assets for shares. On the date a warrant is exercised into equity securities, it is marked to market as a derivative asset with the resulting change in value recognized as a gain or loss on derivatives in noninterest income, a component of consolidated net income.

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

•       Volatility, or the quantification of the risk associated with the warrants over time, was based on guideline publicly traded companies or indices similar in nature to the underlying client companies issuing the warrant. A total of ten such indices were used. The volatility assumption for each warrant was calculated based on the average of the annualized daily volatility of a basket of comparable public companies over each of the fiscal quarters from January 1, 2002 to December 31, 2005. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2005 was 47.4%.

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

The fair value of our derivative equity warrant assets recorded on our balance sheets represents our best estimate of the fair value of these instruments within the framework of existing accounting standards and guidance provided by the Securities and Exchange Commission on fair value accounting. Changes in the above material assumptions will result in significantly different valuations. For example, the following table demonstrates the effect of changes in the expected life and volatility assumptions:

Valuation of Equity Warrant Assets Held(1) by Silicon Valley Bank Active at December 31, 2005

	Volatility Factor
	10% Lower	Average – 47.4%	10% Higher
	(dollars in millions)
Expected Life in Years
Average minus approximately 1.5 years	$14.1	$15.9	$17.7
Average – 2.4 years	$22.3	$25.7	$29.1
Average plus approximately 1.6 years	$27.9	$32.2	$36.4

(1)          In addition to Silicon Valley Bank’s warrant assets at December 31, 2005, warrants assets at Partners for Growth were valued at $2.1 million, using 39.5% volatility and 3.9 years expected life.

The timing and value realized from the disposition of warrant related equity securities to third parties, depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for initial public offerings, fluctuations in the market prices of the underlying common stock of these companies, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. In addition, our equity warrant assets could lose value or become worthless, which would impact our consolidated net income. All of these factors are difficult to predict. Due to the composition of our portfolio of equity warrant assets, it is likely that many of them will become impaired. However, we are not in a position to know at the present time which specific equity warrant assets, are likely to be impaired or the extent or timing of individual impairments. Therefore, we cannot predict future gains or losses with any degree of accuracy, and any gains or losses could vary materially from period to period.

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

Allowance for Loan and Lease Losses

We consider our accounting policy relating to the estimation of the allowance for loan and lease losses to be critical as estimation of the allowance involves material estimates by our management and is particularly susceptible to significant changes in the near term. Our loan and lease loss reserve methodology is applied to our funded and unfunded loan commitments. The reserve associated with the funded debt is recorded as a contra asset while the reserve associated with the unfunded loan commitments is recorded as other liabilities. Except as described herein, the methodology for the determination of an appropriate reserve for funded and unfunded loan commitments is the same. The allowance for loan and lease losses and reserve for unfunded credit commitments is management’s estimate of credit losses inherent in the loan portfolio at a balance sheet date.

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

We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating. Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan and lease losses, as well as other account management functions. Our Internal Audit department reviews a selection of credit relationships. In addition, our management receives and approves an analysis for all impaired loans, as defined by SFAS No. 114, “Accounting by Creditors for Impairment of a Loan” (SFAS No. 114). The allowance for loan and lease losses is allocated based on a formula allocation for similarly risk-rated loans by client industry sector and for individually impaired loans as determined by SFAS No. 114

Our evaluation process was designed to determine the adequacy of the allowance for loan and lease losses. We assess the risk of losses inherent in the loan portfolio by utilizing modeling techniques. For this purpose, we have developed a statistical model based on historical loan loss migration to estimate an appropriate allowance for outstanding loan balances. In addition, we apply a macro allocation to the results of the aforementioned model to ascertain the total allowance for loan and lease losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan and lease losses relies, to a great extent, on the judgment and experience of our management.

Historical Loan Loss Migration Model

We use the historical loan loss migration model as a basis for determining expected loan loss factors by credit risk-rating category and by client industry sector. The effectiveness of the historical loan loss migration model is predicated on the theory that historical trends are predictive of future experience. Specifically, the model calculates the likelihood of a loan becoming charged-off based on its credit risk rating using historical loan performance data from our portfolio.

We analyze the historical loan loss migration trend by compiling gross loan loss data and by credit risk rating for the rolling twelve-month periods as of the end of each quarter. Each of the loans charged-off over the twelve-month period is assigned a credit risk rating at the period end of each of the preceding four quarters. On an annual basis, the model calculates charged-off loans as a percentage of current period end loans by credit risk-rating category and by client industry sector. The percentages are averaged and aggregated to estimate our loan loss factors. The annual periods are reviewed and averaged to form the loan loss factors for several quarters of history. The current period-end client loan balances are aggregated by risk-rating category and by client industry sector. Loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category by client industry sector to provide an estimation of the allowance for loan and lease losses.

Macro Allocations

A macro allocation is calculated each quarter based upon management’s assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience. These risks are aggregated to become our macro allocation. Based on management’s prediction or estimate of changing risks in the lending environment, the macro allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

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

•       Other factors as determined by management from time to time

Finally, we compute several modified versions of the model, which provide additional assurance that the statistical results of the historical loan loss migration model are reasonable. A committee comprised of senior management evaluate the adequacy of the allowance for loan and lease losses based on the results of our analysis.

Allowance for Unfunded Credit Commitments

We consider our accounting policy relating to the estimation of the allowance for unfunded credit commitments to be critical as estimation of the allowance involves material estimates by our management and is particularly susceptible to significant changes in the near term. We record a liability for probable and estimable losses associated with our unfunded loan commitments. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described above to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate the probability of an unfunded credit commitment being funded by us. We apply the loan funding probability factor to risk-factor adjusted unfunded commitments by credit risk-rating to derive the reserve for unfunded loan commitments. The allowance for unfunded credit commitments may also include certain macro allocations as deemed appropriate by our management. We reflect our allowance for unfunded credit commitments in other liabilities.

Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Our goodwill at December 31, 2005 related to the acquisition of SVB Alliant (Alliant Partners), a firm which specializes in advisory services related to mergers and acquisitions. The value of this goodwill is supported by the free cash flows from SVB Alliant. A decline in earnings as a result of a decline in mergers and acquisitions transaction volume or a decline in the valuations of mergers and acquisitions clients could lead to an impairment of the goodwill carrying amount, which would be recorded as a write-down in our consolidated net income.

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

We primarily use a discounted cash flow approach to value the reporting unit being evaluated for goodwill impairment. These estimates involve many assumptions, including expected results of operations and assumed discount rates. The discount rate used is based on standard industry practice, taking into account the expected equity risk premium, the size of the business, and the probability of the reporting unit achieving its financial forecasts. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit, as if the unit had been acquired in a business combination and the fair value of the unit was the purchase price.

Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the business, economic or political climate, an adverse action or assessment by a regulator, unanticipated competition, and a more-likely-than-not expectation that a reporting unit will be sold or disposed of. More information about goodwill is included in Item 8. Consolidated Financial Statements and Supplementary Data—Note 9. Goodwill and Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results.

Results of Operations

Earnings Summary

We reported consolidated net income of $92.5 million in 2005, as compared to consolidated net income of $63.9 million in 2004 and $13.0 million in 2003. Diluted earnings per common share totaled $2.40 for 2005, as compared to $1.70 for 2004 and $0.35 for 2003.

Dilutive Effect of Contingently Convertible Debt on our Diluted Earnings per Share Calculation

We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in our fully diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of EITF 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” (EITF 90-19) and SFAS No. 128, “Earnings Per Share” (SFAS No. 128). The exposure draft of SFAS No. 128R, if adopted in its proposed form, will require us to change our accounting for the calculation of EPS on our contingently convertible debt to the “if converted” method. The “if converted” treatment of the contingently convertible debt would have decreased EPS by $0.18 per diluted common share, or 7.5 percent for 2005.

In September 2004, the EITF reached final consensus on EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-8), that contingently convertible securities should be treated as convertible securities and included in the calculation of diluted earnings per common share. The potential dilutive effect of the contingently convertible debt using the treasury stock method was considered anti-dilutive in 2003, whereby the average price of our stock during the periods were less than the conversion price. The potential dilutive effect of the contingently convertible debt using the treasury stock method was approximately 1.3 million shares and 0.4 million shares as of December 31, 2005 and December 31, 2004, respectively.

2005 Compared to 2004—Increase in consolidated net income, increase in net income/noninterest income.

Consolidated net income increased by $28.7 million between 2005 and 2004.

•       Net interest income increased by $69.8 million primarily due to an increase in average interest-earning assets, and also due to an increase in yield earned on those assets, particularly loans.

•       Noninterest income increased by $9.7 million. The increase was primarily due to increases in client investment fees and gains on foreign exchange derivatives, partially offset by a decrease in deposit service charges.

•       An increase in noninterest expense of $18.0 million was largely attributable to higher compensation and benefits expense of $9.7 million in 2005. In addition, we incurred higher professional services fees associated with the restatement of our financial statements and commitment of resources to adhere to the provisions of the Sarbanes-Oxley Act of 2002.

•       Finally, our effective tax rate increased by 1.8% to 39.6% in 2005.

2004 Compared to 2003

Increase in Consolidated Net Income—Increase in Net Interest Income, Decrease in Impairment of Goodwill Expense

Consolidated net income increased by $50.8 million between 2004 and 2003:

•       Impairment of goodwill expense decreased by $61.1 million. In 2003, we recorded an impairment charge related to goodwill associated with the SVB Alliant acquisition of $63.0 million;

•       Net interest income increased by $46.3 million, primarily due to increased interest income from both investment securities and loans; and

•       Noninterest income increased by $26.4 million, primarily due to an increase of $14.8 million in returns on investments securities. In addition, corporate finance fees increased $9.8 million, an increase in letter of credit and standby letter of credit income of $1.1 million and an increase in client investment fees of $2.9 million, offset by reduced gains on derivative instruments of $3.9 million.

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

The major components of net income and changes in these components are summarized in the following table for the years ended December 31, 2005, 2004 and 2003, and are discussed in more detail on the following pages.

	Years Ended December 31,
			% Change		% Change
	2005	2004	2005/2004	2003	2004/2003
	(Dollars in thousands)
Net interest income	$299,293	$229,477	30.4%	$183,138	25.4%
Provision for (recovery of) loan and lease losses	237	(10,289)	(102.30)	(9,892)	4.0
Noninterest income	117,495	107,774	9.0	81,393	32.4
Noninterest expense	259,860	241,830	7.5	264,896	(8.7)
Minority interest in net (income) losses of consolidated affiliates	(3,396)	(3,090)	9.9	7,689	(140.2)
Income before income tax expense	153,295	102,620	49.4	17,216	496.1
Income tax expense	60,758	38,754	56.8	4,174	828.5
Net income	$92,537	$63,866	44.9	$13,042	389.7
Return on average assets	1.78%	1.34%		0.32%
Return on average stockholders’ equity	17.09%	12.90%		2.58%
Average stockholders’ equity to average assets	10.43%	10.38%		12.44%

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

The following table sets forth average assets, liabilities, minority interest and stockholders’ equity, interest income and interest expense, average yields and rates, and the composition of our net interest margin for the years ended December 31, 2005, 2004, and 2003.

	Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investments(1)	$313,266	$9,531	3.04%	$607,460	$8,421	1.39%	$689,899	$8,024	1.16%
Investment securities(2):
Taxable	1,900,027	83,950	4.42	1,630,677	69,839	4.28	982,442	38,733	3.94
Non-taxable(3)	84,151	5,685	6.76	123,243	7,698	6.25	142,597	9,613	6.74
Loans(4)(5)(6):
Commercial	1,969,204	194,018	9.85	1,613,689	141,179	8.75	1,506,929	129,405	8.59
Real estate construction and term	159,123	10,032	6.30	120,568	6,511	5.40	98,720	5,989	6.07
Consumer and other	240,035	15,233	6.35	217,398	9,914	4.56	192,341	8,192	4.26
Total loans	2,368,362	219,283	9.26	1,951,655	157,604	8.08	1,797,990	143,586	7.99
Total interest-earning assets	4,665,806	318,449	6.83	4,313,035	243,562	5.65	3,612,928	199,956	5.53
Cash and due from banks	227,869			213,213			192,591
Allowance for loan and lease losses	(37,144)			(48,249)			(58,658)
Goodwill	35,638			37,066			91,992
Other assets(2)	297,608			257,844			217,615
Total assets	$5,189,777			$4,772,909			$4,056,468
Funding sources:
Interest-bearing liabilities:
NOW deposits	$33,196	135	0.41	$25,986	114	0.44	$23,447	105	0.45
Regular money market deposits	406,843	2,834	0.70	513,699	2,587	0.50	332,632	1,824	0.55
Bonus money market deposits	792,123	6,057	0.76	739,976	3,721	0.50	673,982	3,686	0.55
Time deposits	297,286	1,908	0.64	329,336	2,001	0.61	485,199	3,468	0.71
Federal funds purchased and securities sold under agreements to repurchase	69,499	2,698	3.88	—	—	—	—	—	—
Contingently convertible debt	147,181	941	0.64	146,255	943	0.64	73,791	572	0.78
Junior subordinated debentures	49,309	2,330	4.73	49,366	1,505	3.05	23,823	3,026	12.70
Other borrowings	8,035	263	3.27	16,605	520	3.13	40,903	772	1.89
Total interest-bearing liabilities	1,803,472	17,166	0.95	1,821,223	11,391	0.63	1,653,777	13,453	0.81
Portion of noninterest-bearing funding sources	2,862,334			2,491,812			1,959,151
Total funding sources	4,665,806	17,166	0.37	4,313,035	11,391	0.26	3,612,928	13,453	0.37
Noninterest-bearing funding sources:
Demand deposits	2,637,028			2,296,411			1,762,306
Other liabilities	114,012			100,920			79,079
Trust preferred securities(7)	—			—			19,193
Minority interest	93,839			59,152			37,481
Stockholders’ equity	541,426			495,203			504,632
Portion used to fund interest-earning assets	(2,862,334)			(2,491,812)			(1,959,151)
Total liabilities, minority interest and stockholders’ equity	$5,189,777			$4,772,909			$4,056,468
Net interest income and margin		$301,283	6.46%		$232,171	5.39%		$186,503	5.16%
Total deposits	$4,166,476			$3,905,408			$3,277,566

(1)                Includes average interest-yielding deposits in other financial institutions of $20.4 million, $10.6 million, and $0.8 million, in 2005, 2004 and 2003, respectively.

(2)                Average noninterest-earning investment securities, primarily marketable and non-marketable equity securities, are excluded from the totals of investment securities and are included in other assets. Average noninterest-earning investment securities amounted to $157.1 million, $107.6 million and $85.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The calculation of yield on available-for-sale securities is based on average historical cost and does not give effect to changes in fair value that are reflected in stockholders’ equity.

(3)                Interest income on nontaxable investments is presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35% for all years presented. These adjustments were $2.0 million, $2.7 million and $3.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(4)                Average loans include average nonaccrual loans of $13.0 million, $14.5 million  and $16.1 million in 2005, 2004 and 2003, respectively.

(5)                Average loans are net of average unearned income of $19.5 million, $16.4 million and $14.2 million in 2005, 2004 and 2003, respectively.

(6)                Loan interest income includes loan fees of $39.1 million, $31.9 million and $31.2 million in 2005, 2004 and 2003, respectively.

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

	2005 Compared to 2004 Increase (Decrease) Due to Changes in			2004 Compared to 2003 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Federal funds sold, securities purchased under agreement to resell and other short-term investments	$(5,484)	$6,594	$1,110	$(1,029)	$1,426	$397
Investment securities	9,242	2,856	12,098	26,265	2,926	29,191
Loans	36,575	25,104	61,679	12,393	1,625	14,018
Increase in interest income	40,333	34,554	74,887	37,629	5,977	43,606
Interest expense:
NOW deposits	30	(9)	21	11	(2)	9
Regular money market deposits	(611)	858	247	922	(159)	763
Bonus money market deposits	279	2,057	2,336	345	(310)	35
Time deposits	(202)	109	(93)	(1,000)	(467)	(1,467)
Federal funds purchased and securities sold under agreements to resale	2,698	—	2,698	—	—	—
Contingently convertible debt	6	(8)	(2)	481	(110)	371
Junior subordinated debentures	(2)	827	825	1,802	(3,323)	(1,521)
Other borrowings	(280)	23	(257)	(602)	350	(252)
Increase (decrease) in interest expense	1,918	3,857	5,775	1,959	(4,021)	(2,062)
Increase in net interest income	$38,415	$30,697	$69,112	$35,670	$9,998	$45,668

2005 Compared to 2004

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $301.3 million for 2005, an increase of $69.1 million, or 29.8% from 2004. The increase in net interest income was the result of a $74.9 million increase in interest income and offset by a $5.8 million increase in interest expense.

Interest Income—Net Increase in Interest-Earning Assets (Volume Variance)

The $74.9 million increase in interest income, on a fully taxable-equivalent basis, was partially due to the result of a $40.3 million favorable volume variance. The favorable volume variance resulted from a $352.8 million, or 8.2% increase, in average interest-earning assets. Increases in our sources of funding, largely non-interest bearing funding sources, were the main contributors to the increase in average interest-earning assets. Average deposits increased $261.1 million due to a continued improved venture capital funding environment and a general improvement in business conditions for many of our clients. In addition, a decrease in federal funds sold, securities purchased under agreement to resell and other short-term investments of $294.2 million was used to fund investments in loans and taxable securities. Loans and taxable investment securities collectively increased $686.1 million.

Average investment securities increased by $230.3 million, resulting in a $9.2 million favorable volume variance. We estimated the duration of the total investment portfolio at December 31, 2005 to be 2.9 years, compared to 2.1 years at December 31, 2004.

In addition, average loans increased by $416.7 million resulting in a $36.6 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which represented $355.5 million of the increase, followed by smaller increases in the real estate and consumer loan categories. In particular, the average balances of higher-yielding loan products such as asset-based loans and accounts receivable factoring increased by $51.0 million and $73.0 million, respectively. The increase in average loans reflects an improvement in economic activity and in the markets served by us. Our loan yield in 2005 included $6.1 million from accretion of gross warrant loan fees as compared to $5.7 million in 2004.

Interest Income—Change in Market Interest Rates and Shift in Investment Portfolio Mix (Rate Variance)

Favorable rate variances associated with each component of interest earning assets caused a $34.6 million increase in interest income. The yield on average interest-earning assets increased 118 basis points overall, largely driven by higher yields generated by average loans and taxable investment securities. The increase in yields on interest-earning assets was primarily caused by:

•       an increase in our prime lending rate,

•       an increase in short-term market interest rates,

•       a shift in the loan portfolio mix, and

•       a shift in the average investment portfolio mix.

The average yield on federal funds sold, securities purchased under agreement to resell and other short-term investments for 2005 increased by 165 basis points to 3.04% from 1.39% resulting in a favorable rate variance of $6.6 million. The aforementioned increases in short-term market interest rates were largely responsible for this favorable rate variance.

The average yield on taxable investment securities for 2005 increased 14 basis points to 4.42% from 4.28% in the comparable prior year period, causing a $2.9 million favorable rate variance associated with our average investment securities. This was primarily due to a shift in the composition of a portion of the investment portfolio to a slightly higher concentration of higher-yielding, mortgage-backed securities and collateralized mortgage obligations.

We realized a $25.1 million favorable rate variance associated with our loan portfolio, largely driven by a shift in loan product mix and increases in short-term market interest rates. On eight occasions during 2005 we increased our prime lending rate, each time by 25 basis points, bringing our prime rate to 7.25%, in response to increases in short-term market interest rates. Our weighted-average prime lending rate increased to 6.18% in 2005 from 4.34% in 2004. As of December 31, 2005, approximately 73.8%, or $2.1 billion of our total loan portfolio, were variable rate loans and would reprice with an increase in our prime lending rate. The increase in loan yields was also partially attributable to a shift in the composition of the loan portfolio to higher-yielding, asset-based lending and accounts receivable factoring products.

Interest Expense

Total interest expense for 2005 increased by $5.8 million due to unfavorable rate variance of $3.9 million from an increase in interest expense related to money market deposits and an unfavorable volume variance of $1.9 million largely attributable to federal funds purchased and securities sold under agreement to repurchase.

The unfavorable rate variance was also attributable to an increase in the average rates paid on our money market deposits, from 0.50% in 2004 to 0.70% in 2005 and on our bonus money market deposits, from 0.50% in 2004 to 0.76% in 2005. The increase in interest rates on these products was in response to increases in short-term market interest rates which became effective in the same period.

During 2005 the average balance of federal funds purchased and securities sold under agreement to repurchase was $69.5 million and the average interest rate during the period was 3.88%.

In 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This interest rate swap agreement hedges against the risk of changes in fair value associated with our 7.0% junior subordinated debentures. The terms of this fair value hedge agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on LIBOR plus a spread. For 2005, we paid interest expense of $3.5 million on the 7.0% junior subordinated debentures. However, the fair value hedge agreement provided a benefit of $1.2 million, resulting in net interest expense of $2.3 million for 2005, compared to $1.3 million for 2004.

The average cost of funds paid increased 11 basis points in 2005 to 0.37%, changed from 0.26% for 2004. The increase in deposit rates resulted from our decision to increase rates for interest-bearing deposit accounts in response to recent increases in short-term market interest rates.

2004 Compared to 2003

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $232.2 million for 2004, an increase of $45.7 million, or 24.5%, from 2003. The increase in net interest income was the result of a $43.6 million increase in interest income and a $2.1 million decrease in interest expense.

Interest Income—Net Increase in Interest-Earning Assets (Volume Variance)

The $43.6 million increase in interest income for 2004, as compared to 2003, was primarily the result of a $37.6 million favorable volume variance. The favorable volume variance resulted from a $700.1 million, or 19.4% increase, in average interest-earning assets. We believe increases in our sources of funding, largely deposits, were the main contributors to the increase in average interest-earning assets. We believe deposits increased due to an improved venture capital funding environment and general improvements in business conditions for many of our clients. This increase in average interest-earning assets was primarily centered in investment securities, which increased $628.9 million, and loans, which increased $153.7 million.

Average investment securities increased by $628.9 million, resulting in a $26.3 million favorable volume variance. Throughout 2004, we continued our investment strategy of changing the investment portfolio mix by increasing the portion of the portfolio invested in relatively higher-yielding mortgage-

backed securities and collateralized mortgage obligations. Our average investments in mortgage-backed securities and collateralized mortgage obligations collectively increased by $564.8 million for 2004 as compared to 2003, largely funded by increases in client deposits. We estimated the duration of our investment portfolio increased to 2.1 years at December 31, 2004, from 1.7 years at December 31, 2003. The increase in duration was primarily due to the increase in mortgage-backed securities and collateralized mortgage obligations whose average duration is typically in the 2 to 5 year range.

In addition, average loans increased by $153.7 million, or 8.5% in 2004 as compared to 2003, resulting in a $12.4 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which increased by $106.8 million. In particular, the average balances of higher-yielding loan products such as asset-based loans and accounts receivable factoring increased by $39.4 million and $68.6 million, respectively. In addition, we also grew our average real estate and consumer loan portfolios. The increase in average loans reflects an improvement in economic activity and in the markets served by us. These new loans continue to be subject to our existing underwriting practices. Our strategy is to grow average loans modestly during 2005 as our corporate technology efforts continue to develop. Our loan yield in 2004 included $5.7 million from accretion of gross warrant loan fees as compared to $6.6 million in 2003.

Average federal funds sold, securities purchased under agreement to resell and other short-term investments for 2004 decreased by $82.4 million, or 11.9%, resulting in a $1.0 million unfavorable volume variance.

Interest Income—Shift in the Composition of Average Interest-Earning Assets (Rate Variance)

Favorable rate variances associated with each component of interest-earning assets caused a $6.0 million increase in interest income in 2004 as compared to 2003. Although the yields on federal funds sold, securities purchased under agreement to resell and other short-term investment securities increased and the yield on loans remained unchanged, the yield on total average interest-earning assets remained relatively unchanged. The overall yield remained unchanged due to a change in the mix of our total average interest-earning assets. In 2004, investment securities represented 40.7% of our total average interest-earning assets and loans represented 45.3% of our total average interest-earning assets. In 2003, investment securities represented 31.1% of our total average interest-earning assets, and loans represented 49.8% of our total average interest-earning assets. Thus, the increase in yields on federal funds sold, securities purchased under agreement to resell and other short-term investment securities in 2004 as compared to 2003 was offset by the change in overall composition of our interest-earning assets.

We increased our prime lending rate by 25 basis points on each of five occasions in the latter half of 2004, increasing it from 4.00% to 5.25%. As of December 31, 2004, approximately 81.3%, or $1.9 billion, of our outstanding loans were variable rate loans, which would re-price with any further increase or any decrease in our prime lending rate, unless restricted by the terms of any such loans.

The yield on investment securities increased by 12 basis points to 4.42% in 2004 from 4.30% for 2003, causing a $2.9 million favorable rate variance. This was primarily due to a shift in the composition of a portion of the investment portfolio to relatively higher-yielding mortgage-backed securities and collateralized mortgage obligations.

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

2005 Compared to 2004

We recorded a provision for loan and lease losses of $0.2 million for 2005, compared to a recovery of $10.3 million for 2004.

We incurred net charge offs of approximately $1.1 million for 2005 compared to net charge-offs of $2.0 million for 2004, respectively. Credit quality remained strong with nonperforming loans at 0.26% of total gross loans. See “Financial Condition - Credit Quality and the Allowance for Loan and Lease Losses” for additional related discussion.

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

Noninterest Income

The following table summarizes the components of noninterest income and the percent change from year to year:

	Years Ended December 31,
			%Change		%Change
	2005	2004	2005/2004	2003	2004/2003
	(Dollars in thousands)
Client investment fees	$33,255	$26,919	23.5%	$23,991	12.2%
Gains on derivative instruments, net	24,656	16,325	51.0	20,200	(19.2)
Corporate finance fees	22,063	22,024	0.2	12,204	80.5
Letter of credit and standby letter of credit income	10,007	9,994	0.1	8,912	12.1
Deposit service charges	9,805	13,538	(27.6)	13,202	2.5
Gains (losses) on investment securities, net	4,307	5,198	(17.1)	(9,614)	(154.1)
Credit card fees	3,691	2,817	31.0	3,431	(17.9)
Other	9,711	10,959	(11.4)	9,067	20.9%
Total noninterest income	$117,495	$107,774	9.0%	$81,393	32.4%

	At December 31, 2005	At December 31, 2004	At December 31, 2003
	(Dollars in millions)
Client investment funds(1):
Client directed investment funds	$8,863	$7,208	$7,615
Client investment assets under management	3,857	2,678	592
Sweep money market funds	2,247	1,351	1,139
Total client investment funds	$14,967	$11,237	$9,346

(1)          Client funds invested through SVB Financial Group, maintained at third party financial institutions.

2005 Compared to 2004

We offer investment products and services that include mutual funds and other investments, sweep products, and asset management services to our clients. Our fees, calculated on clients’ average balances, ranged from 6 to 75 basis points (fixed income securities and Federated Sweep, respectively) as of December 31, 2005, compared to a range of 9 to 70 basis points as of December 31, 2004. Total client investment funds were $15.0 billion at December 31, 2005, compared to $11.2 billion at December 31, 2004. Client investment assets under management at December 31, 2005, accounted for 25.8%, of total client investment funds compared to 23.8% at December 31, 2004. Mutual fund products were $7.8 billion at December 31, 2005 and $6.2 billion at December 31, 2004. Client investment fee income for 2005 of $33.3 million was $6.3 million higher than $26.9 million for 2004. The increased income in 2005 as compared to 2004 was largely attributable to the overall growth in client investment fund balances.

Gains on derivatives increased by $8.3 million. The gains were primarily due to client related foreign exchange forward contracts which increased by $5.2 million or 37.1%. We believe that a general improvement in business conditions for many of our clients and increased international trading was the primary driver behind a higher volume of client foreign exchange transactions. Gains (losses) on foreign exchange forward contracts related to our foreign currency denominated loans improved by $2.5 million from a loss of $0.4 million in 2004 to a gain of $2.1 million in 2005. The change in gains (losses) from these foreign exchange forward contracts was related to changes in the value of the underlying contracts caused by fluctuations in the foreign exchange market. (See table below).

The following table summarizes the components of gains on derivative instruments, net, for the years ended December 31, 2005 and 2004, and the percent changes from period to period:

	Years Ended December 31,
	2005	2004	% Change 2005/2004
	(Dollars in thousands)
Foreign exchange forwards(1)	$19,183	$13,997	37.1%
Foreign exchange forwards(2)	2,133	(421)	(606.7)
Total gains on foreign exchange forwards	21,316	13,576	57.0
Equity warrant assets change in fair value:
Cancellations and expirations	(2,952)	(2,424)	21.8
Other changes in fair value	6,292	5,173	21.6
Total gains on equity warrant assets	3,340	2,749	21.5
Total gains on derivative instruments, net	$24,656	$16,325	51.0%

(1)          Represents the income differential between foreign exchange forward contracts/non-deliverable foreign exchange forward contracts with clients and opposite way foreign exchange forward contracts/non-deliverable foreign exchange forward contracts with correspondent banks. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 13. Derivative Financial Instruments.

(2)          Represents change in fair value of foreign exchange forward contracts with correspondent banks to economically decrease foreign exchange exposure risk related to certain foreign currency denominated loans. The net foreign currency loss adjustment associated with these foreign currency denominated loans is recorded in other noninterest income.

The change in fair value of equity warrant assets is primarily attributed to the changes in the value of the underlying assumptions derived consistently using our methodology to value warrants including: changes in the risk-free interest rate, changes in the underlying value of the client companies’ stock, changes in the volatility of market comparable public companies and changes in the expected life.

Deposit services for 2005 were $9.8 million, compared to $13.5 million for 2004, a decrease of $3.7 million. Clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments that we recognize as deposit service charge income. Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received higher earnings credit in 2005 compared to the prior year due to increased short-term market interest rates in 2005, resulting in additional credits to offset deposit service charges.

Credit card fees increased by $0.1 million due to fees earned on higher credit card balances in 2005.

We recognized net investment gains of $4.3 million in 2005, as compared to net investment gains of $5.2 million in 2004. The following table summarizes the components of gains and losses on investment securities for the years ended December 31, 2005 and 2004, and the percent change from period to period:

	Years Ended December 31,
			% Change
	2005	2004	2005/2004
	(Dollars in thousands)
Gross gains on investment securities:
Available-for-sale securities, at fair value	$306	$2,738	(88.8)%
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	10,375	5,568	86.3%
Other private equity investments	3,153	3,163	(0.3)%
Other investments	199	7	2,742.9%
Non-marketable securities (cost method accounting):
Venture capital fund investments	2,911	1,282	127.1%
Other private equity investments	50	1,035	(95.2)%
Total gross gains on investment securities	16,994	13,793	23.2%
Gross (losses) on investment securities:
Available-for-sale securities, at fair value	(2,441)	(535)	356.3%
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(5,286)	(3,655)	44.6%
Other private equity investments	(1,445)	(977)	47.9%
Other investments	(630)	(48)	1,212.5%
Non-marketable securities (cost method accounting):
Venture capital fund investments	(2,594)	(3,063)	(15.3)%
Other private equity investments	(291)	(317)	(8.2)%
Total gross (losses) on investment securities	(12,687)	(8,595)	47.6%
Net gains (losses) on investment securities	$4,307	$5,198	(17.1)%

Investment gains in 2005 were principally derived from the changes in fair value and realized sales of marketable and non-marketable equity securities from private equity securities, our managed funds of funds, our managed venture capital fund, and direct equity investments. We expect continued variability in the performance of our equity portfolios.

2004 Compared to 2003

Total client investment funds were $11.2 billion at December 31, 2004, compared to $9.3 billion at December 31, 2003, an increase of $1.9 billion, or 20.2%. As of December 31, 2004, client investment assets under management accounted for $2.7 billion, or 23.8%, of total client investment funds. Mutual fund products were $6.2 billion at December 31, 2004, and $6.4 billion at December 31, 2003.

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

We recognized net investment gains of $5.2 million in 2004, as compared to net investment losses of $9.6 million in 2003. The following table summarizes the components of gains and losses on investment securities for the years ended December 31, 2004 and 2003, and the percent change from period to period:

	Years Ended December 31,
			% Change
	2004	2003	2004/2003
	(Dollars in thousands)
Gross gains on investment securities:
Available-for-sale securities, at fair value	$2,738	$—	—
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	5,568	1,541	261.3%
Other private equity investments	3,163	2,324	36.1%
Other investments	7	12	(41.7)%
Non-marketable securities (cost method accounting):
Venture capital fund investments	1,282	154	732.5%
Other private equity investments	1,035	2,113	(51.0)%
Total gross gains on investment securities	13,793	6,144	124.5%
Gross (losses) on investment securities:
Available-for-sale securities, at fair value	(535)	(1,447)	(63.0)%
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(3,655)	(5,966)	(38.7)%
Other private equity investments	(977)	(4,063)	(76.0)%
Other investments	(48)	(40)	20.0%
Non-marketable securities (cost method accounting):
Venture capital fund investments	(3,063)	(2,802)	9.3%
Other private equity investments	(317)	(1,440)	(78.0)%
Total gross (losses) on investment securities	(8,595)	(15,758)	(45.5)%
Net gains (losses) on investment securities	$5,198	$(9,614)	(154.1)%

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

The following table summarizes the components of gains (losses) on derivative instruments, net, for the years ended December 31, 2004 and 2003, and the percent changes from period to period:

	Years Ended December 31,
	2004	2003	% Change 2004/2003
	(Dollars in thousands)
Foreign exchange forwards(1)	$13,997	$10,991	27.3%
Foreign exchange forwards(2)	(421)	—	—
Interest rate swap	—	1,001	(100.0)
Total gains on foreign exchange forwards	13,576	11,992	13.2
Equity warrant assets change in fair value:
Cancellations and expirations	(2,424)	(2,970)	(18.4)
Other changes in fair value	5,173	11,178	(53.7)
Total gains on equity warrant assets	2,749	8,208	(66.5)
Total gains on derivative instruments, net	$16,325	$20,200	(19.2)%

(1)          Represents the income differential between foreign exchange forward contracts/non-deliverable foreign exchange forward contracts with clients and opposite way foreign exchange forward contracts/non-deliverable foreign exchange forward contracts with correspondent banks. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 13. Derivative Financial Instruments.

(2)          Represents change in fair value of foreign exchange forward contracts with correspondent banks to economically mitigate foreign exchange exposure risk related to certain foreign currency denominated loans. The net foreign currency gain adjustment associated with these foreign currency denominated loans is recorded in other noninterest income.

The change in fair value of equity warrant assets is primarily attributed to the changes in the value of the underlying assumptions derived consistently using our methodology to value warrants including: changes in the risk-free interest rate, changes in the underlying value of the client companies’ stock, changes in the volatility of market comparable public companies and changes in the expected life.

Noninterest Expense

The following table presents the detail of noninterest expense and the percent change, year over year:

	Year Ended December 31,
			% Change		% Change
	2005	2004	2005/2004	2003	2004/2003
	(Dollars in thousands)
Compensation and benefits	$163,590	$153,897	6.3%	$121,653	26.5%
Professional services	28,729	17,068	68.3	13,677	24.8
Net occupancy	16,210	18,134	(10.6)	17,638	2.8
Furniture and equipment	12,824	12,403	3.4	11,289	9.9
Business development and travel	10,647	9,718	9.6	8,692	11.8
Correspondent bank fees	5,530	5,340	3.6	4,343	23.0
Data processing services	4,105	3,647	12.6	4,288	(14.9)
Telephone	3,703	3,367	10.0	3,187	5.6
Postage and supplies	3,075	3,255	(5.5)	2,601	25.1
Tax credit fund amortization	2,388	2,480	(3.7)	2,704	(8.3)
Impairment of goodwill	—	1,910	(100.0)	63,000	(97.0)
Provision for unfunded credit commitments	927	1,549	(45.4)	2,504	(38.1)
Trust preferred securities distributions	—	—	—	1,595	(100.0)
Other	8,132	9,062	(9.4)	7,725	17.3
Total noninterest expense	$259,860	$241,830	7.5%	$264,896	(8.7)%

2005 Compared to 2004—Increases in Professional Services and Compensation and Benefits Expense

The increase in compensation and benefits expense of $9.7 million was partly due to an increase in salaries and wages expense of $4.2 million, or 5.2%, to $85.0 million for 2005, compared to $80.9 million for 2004. The increase in salaries and wages is largely attributable to an increase in average full-time equivalent (FTE) personnel and higher rates of employee salaries and wages. Average FTE personnel increased by 31 to 1,029 in 2005 from 998 in 2004. Equity-based compensation increased by $3.6 million, or 105.1%, to $7.1 million for 2005, compared to $3.5 million for 2004. This increase reflects our increased use of restricted stock and restricted stock units, in lieu of stock options, as components of our employee compensation structure, as we transition our equity-based compensation programs.

Professional service expense totaled $28.7 million for 2005, an increase of $11.7 million as compared to $17.1 million for 2004. The primary components of this net increase were associated with the commitment of resources to amend and restate our Form 10-K for the year ended December 31, 2004, the commitment of resources to document, enhance and audit internal controls to accomplish and adhere to the provisions of the Sarbanes-Oxley Act of 2002 and the independent audit of our internal controls, and expenses associated with certain Information Technology (“IT”) development projects. We expect our IT development project costs to increase in 2006.

Net occupancy expense decreased between 2005 and 2004. We renegotiated the lease related to our corporate headquarters facility in Santa Clara, California, The term of the new corporate headquarters lease began retroactively on August 1, 2004, and will end on September 30, 2014, unless terminated on an earlier date. Based on the new lease terms, our corporate headquarters lease expense is lower than under our previous lease arrangement.

2004 Compared to 2003—Decrease in Impairment of Goodwill, Increases in Compensation and Benefits and Professional Services Expense

The increase in compensation and benefits expense of $32.2 million was primarily due to an increase in incentive compensation expense of $17.5 million, or 108.1%, to $33.7 million during 2004, compared to $16.2 million during 2003. Incentive compensation at SVB Alliant increased $6.9 million and was driven by an 80.5% increase in investment banking revenues from $12.2 million to $22.0 million. The remaining increase in incentive compensation was largely attributable to improved financial performance of Silicon Valley Bank.

The remainder of the increase in compensation and benefits expense during 2004 was largely due to increases in salaries and wages expense, employee stock ownership plan expense, and equity-based compensation expense. Salaries and wages expense increased by $3.2 million, or 4.1%, to $80.9 million during 2004, compared to $77.7 million during 2003. The increase was primarily attributable to higher rates of employee salaries and wages. Average full-time equivalent (FTE) personnel was 998 during 2004, a slight increase from 994 FTE personnel during 2003.

Employee stock ownership plan expense increased by $3.0 million, or 78.7%, to $6.8 million during 2004, compared to $3.8 million during 2003. Discretionary ESOP contributions, based on our consolidated net income, are made by us to all eligible individuals employed by us on the last day of the fiscal year. The increase in expense was attributable to our improved consolidated financial performance. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 16. Employee Benefit Plans for further discussion of the employee stock ownership plan.

Lastly, equity-based compensation increased by $2.5 million, or 240.6%, to $3.5 million in 2004, compared to $1.0 million in 2003. This increase reflects our increased use of restricted stock and restricted stock units, in lieu of stock options, as components of our employee compensation structure, as we transition our equity-based compensation programs.

Net occupancy expense remained relatively unchanged between 2004 and 2003. However, on September 15, 2004, we renegotiated the lease related to our corporate headquarters facility in Santa Clara, California, which replaced the original lease, dated as of March 8, 1995. The new lease covers two buildings, comprising approximately 157,000 square feet of space, which we occupied under the previous lease, as well as a third building, comprising approximately 56,500 square feet of space, within the same facility complex. The total square feet of the premises leased under the new lease arrangement is approximately 213,500 square feet, which was approximately the same square footage of our corporate headquarters under its previous leases. The term of the new corporate headquarters lease began retroactively on August 1, 2004, and will end on September 30, 2014, unless terminated on an earlier date. Based on the new lease terms, our corporate headquarters lease expense is lower under the new lease arrangement. The landlord for these premises committed to contributing approximately $7.0 million towards the cost of these renovations, improvements, and alterations. We incurred renovation, improvement, and alteration costs in excess of this amount.

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

The increase in furniture and equipment expense was primarily due to the consolidation of two of our offices in southern California and the cost of furnishings for a newly opened Silicon Valley office.

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

The decrease in impairment of goodwill expense can be attributed to charges of $63.0 million incurred in 2003 related to our investment banking business unit, SVB Alliant. In 2004, we recognized an impairment charge in the third quarter related to our private client services business unit Woodside Asset Management (see further discussion under Financial Condition—Goodwill below).

Minority Interest in Net (Income) Losses of Consolidated Affiliates

Investment gains or losses related to our managed funds (see Part II, Item 8, Consolidated Financial Statements and Supplementary Data—Note 6. Investment Securities) are included in our consolidated noninterest income. Minority interest in the net gains or losses of these consolidated managed funds primarily represent net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds.

	Years Ended December 31,
	2005	2004	% Change 2005/2004	2003	% Change 2004/2003
	(Dollars in thousands)
Minority interest in net (income) losses of consolidated affiliates	$(3,396)	$(3,090)	9.9%	$7,689	(140.2)%

The change from net minority interest losses in 2003 to net minority gains in 2004 is primarily attributable to the improved investment returns from two of our managed funds SVB Strategic Investors Fund, LP and Silicon Valley BancVentures, LP.

Income Taxes

2005 Compared to 2004

Our effective tax rate was 39.6% in 2005 compared to 37.8% in 2004. The lower rate in 2004 was primarily attributable to a higher impact of our tax-advantaged investments on the overall pre-tax income.

2004 Compared to 2003

Our effective income tax rate was 37.8% in 2004, compared to 24.2% in 2003. The increase in our effective tax rate between 2004 and 2003 was primarily attributable to higher pre-tax income. The lower tax rate in 2003 was primarily attributable to a higher impact of our federally tax-exempt municipal bond and tax credit funds on overall pre-tax income.

Operating Segment Results

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in Part I, Item 1. Business Overview.

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income, net of funds transfer pricing. Funds transfer pricing (FTP) is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances therefore, it is not possible to provide period end asset balances for segment reporting purposes. Our segment information at and for the years ended December 31, 2005, 2004 and 2003, are as follows:

Commercial Banking

2005 Compared to 2004

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for 2005 of $130.6 million represented an increase of $51.7 million, or 65.4%, from $78.9 million for 2004. This $68.2 million increase was the result of higher net revenues, comprised of higher net interest income of $60.9 million and higher noninterest income of $7.3 million. Noninterest expenses increased by $19.2 million.

Net interest income of $230.9 million for 2005 increased $60.9 million, or 35.9%, from $170.0 million for 2004. The increase was primarily attributable to an overall favorable rate increase of $31.8 million and an overall favorable volume increase of $29.1 million. Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

Net loan loss recoveries of $0.3 million for 2005 represented a net change of approximately $2.7 million from $2.4 million for 2004 in net loan charge-offs.

Noninterest income of $82.4 million for 2005 increased $7.3 million, or 9.7%, from $75.1 million for 2004. The increase was primarily driven by client investment fees of $5.9 million, letter of credit and foreign exchange derivative income of $3.4 million, and an increase of $1.7 million related to the exercise of equity warrant assets.  This was partially offset by a decrease in deposit services fees of $3.8 million.

Noninterest expense of $183.1 million for 2005 increased $19.2 million, or 11.7%, from $163.9 million for 2004. The increase in noninterest expense was primarily related to an $11.0 million increase in allocated expense, a $5.0 million increase in correspondent bank fees, and a $4.5 million increase in compensation and benefits. Allocated expenses have increased, in general, related to increases in variable compensation costs and consulting expenses related to the restatement. In 2005, we started recording correspondent bank fees by client, which allowed us to report the fee expense in the appropriate business segment. Prior to 2005, correspondent bank fees were not recorded by client, and such historical data is not available, therefore the fees for 2004 were reported in Other Business Services and not allocated to the business segments.

Financial Condition

Commercial Banking had an increase in average deposits of $125.0 million, or 3.9%, and an increase in average loans of $401.7 million, or 24.6%, during 2005 compared to 2004. The loan products with the largest growth were core commercial products, which grew by $233 million, asset-based lending, which grew by $81 million, and accounts receivable factoring, which grew by $53 million. The increase in average deposits and average loans reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

2004 Compared to 2003

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for 2004 of $78.9 million represented an increase of $2.3 million, or 3.0%, from $76.6 million for 2003. This increase was the result of higher revenues of $28.2 million, comprised of higher net interest income of $18.1 million and higher noninterest income of $10.1 million. Noninterest expenses increased by $23.2 million year over year.

Net interest income of $170.0 million for 2004 increased $18.1 million, or 11.9%, from $151.8 million for 2003.  The increase was primarily related to an increase in volume of $20.1 million, partially offset by an unfavorable rate decrease of $2.0 million.  Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

Recovery of provision for loan losses of $2.4 million for 2004 represented a net change of approximately $2.7 million from a recovery of $0.4 million for 2003.

Noninterest income of $75.1 million for 2004 increased $10.1 million, or 15.5%, from $65.1 million for 2003. The increase was primarily driven by letter of credit and foreign exchange derivative income, which increased $4.6 million; collateral monitoring fees of $2.3 million, which in 2003 were reported in Other Business Services and not in the Commercial Bank; and sweep fees, which increased $2.2 million. In 2004, we started recording collateral monitoring fees by client, which allowed us to report the fee expense in the appropriate business segment. Prior to 2004, collateral monitoring fees were not recorded by client, and such historical data is not available, therefore the fees for 2003 were reported in Other Business Services and not allocated to the business segments.

We believe a higher volume of client initiated foreign exchange transactions resulted from increased global economic activity associated with our clients’ markets.

Noninterest expense of $163.9 million for 2004 increased $23.2 million, or 16.5%, from $140.7 million in 2003. The increase in noninterest expense was primarily driven by expense related to compensation and benefits and business development. Specifically, incentive compensation increased $4.1 million, aggregate employee base compensation increased $1.8 million, and other employee-related expenses increased $1.6 million. Business development and travel expense increased by $1.0 million related to strategic initiatives such as the sponsorship of the SVB Tech Forum in San Francisco in the third quarter of 2004 and the global expansion initiatives. Noninterest expenses related to units supporting Commercial Banking activities were also allocated to Commercial Banking. Increases in incentive compensation expenses related to the support units also contributed to the expense increase.

Financial Condition

Commercial Banking had an increase in average deposits of $623.9 million, or 23.9%, and an increase in average loans of $124.9 million, or 8.3%, during 2004 compared to 2003. The loan products with the largest growth were accounts receivable factoring, which increased by $68.1 million, and asset-based lending, which grew by $41.4 million. The increase in average deposits and average loans reflect an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

SVB Capital

2005 Compared to 2004

Net Income (Loss) Before Taxes

SVB Capital’s income before taxes for 2005 of $10.9 million represented an $11.7 million, increase, compared to a loss of  $0.8 million for 2004. This increase was primarily attributable to increases in interest income and noninterest income, partially offset by an increase in noninterest expense. As a note of reference, prior to 2005, the exercise of derivative equity warrant assets were reported under SVB Capital. This line has been reclassified to the Commercial Bank for all reporting periods.

Net interest income for 2005 of $21.6 million represented a $9.8 million increase from $11.8 million for 2004. The increase was primarily attributable to a favorable rate increase of $5.7 million and an increase in income from a favorable volume variance of $3.4 million. Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

Noninterest income for 2005 of $8.7 million represented a $3.4 million, or 64.6% increase, from $5.3 million for 2004. Investment gains or losses related to our managed funds, (see Part II, Item 8. Consolidated Financial Statements and Supplementary Data, Note 8. Investment Securities), are included in our consolidated noninterest income. Minority interest in the net gains or losses of these consolidated managed funds primarily represent net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds.

The remaining increase in noninterest income year over year is primarily attributable to an increase in net securities gains of $1.5 million and an increase in deposit service fees and letter of credit and derivative foreign exchange forward contracts of $0.7 million and $0.6 million respectively.

Noninterest expense for 2005 of $19.4 million represented a $1.5 million, or 8.4% increase from $17.9 million for 2004.

Financial Condition

SVB Capital had an increase in average deposits of $119.0 million, or 22.98%, while average loans decreased by $14.8 million, or 19.3%, during 2005 compared to 2004. The growth in average deposits was due to various market factors, including an improved funds flow environment for SVB Capital’s client base, venture capital, and private equity firms, as well as our initiatives to serve clients at all states of growth.

2004 Compared to 2003

Net Income (Loss) Before Taxes

SVB Capital’s loss before taxes for 2004 of $0.8 million represented a $0.4 million decrease compared to a loss of $0.4 million for 2003. This decrease was primarily attributable to an increase in noninterest expense partially offset by a slight increase in interest income and an increase in noninterest income.  As a note of reference, prior to 2005, the exercise of derivative equity warrant assets were reported under SVB Capital. This line has been reclassified to the Commercial Bank.

Net interest income for 2004 of $11.8 million represented a $0.8 million increase, or 6.8%, from $11.1 million for 2003.

Noninterest income for 2004 of $5.3 million represented a $3.4 million increase, from $1.9 million for 2003 primarily due to an increase in net securities gains. For internal purposes, SVB Capital reports interest income, non-interest income, and expense net of minority interest. Therefore, these lines represent the net investment gains or losses attributable to the minority interest holders in these managed funds.

Noninterest expense for 2004 of $17.9 million represented a $4.6 million, or 34.2% increase from $13.3 million for 2003. The increase in noninterest expense is primarily attributed to professional fees and compensation and benefits.

Financial Condition

SVB Capital had an increase in average deposits of $34.3 million, or 7.1%, and an increase in average loans of $12.0 million, or 18.5%, during 2004 compared to 2003. The growth in average deposits and average loans was due to various market factors, including an improved funds flow environment for SVB Capital’s client base, venture capital, and private equity firms, as well as our initiatives to serve clients at all states of growth.

SVB Alliant

2005 Compared to 2004

Net Income (Loss) Before Taxes

SVB Alliant’s loss before income taxes of $0.3 million for 2005 represented a $2.6 million improvement, compared to a $2.9 million loss for 2004. The increase was primarily a result of lower expenses in 2005.

Noninterest expense of $22.4 million in 2005 represented a decrease of $2.6 million, compared to $24.9 million for 2004.  The decrease was primarily due to variable compensation costs.

Financial Condition

SVB Alliant’s average total assets were slightly lower in 2005 by $1.8 million.

2004 Compared to  2003

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

Noninterest expense of $24.9 million in 2004 represented a decrease of $50.8 million, compared to $75.8 million for 2003. The decrease was primarily due to impairment of goodwill charges of $17.0 million and $46.0 million incurred during the second and fourth quarters of 2003, respectively. This was partially offset by increases in compensation and benefits expense of $10.9 million. Of this increase, $6.9 million was attributable to increased incentive compensation, $1.6 million was attributable to increased employee base compensation, $1.2 million was attributable to increased employee benefits, and $0.9 million was attributable to increased stock-based compensation expense.

Financial Condition

SVB Alliant’s average total assets were lower for 2004 due to impairment charges of goodwill of $17.0 million and $46.0 million recorded in the second and fourth quarters of 2003, respectively. Please see Item 8—Consolidated Financial Statements and Supplementary Data—Note 7. Goodwill for further discussion.

Other Business Services

The Other Business Services segment is principally comprised of Private Client Services, Global Financial Services, and Other business service units that are not part of the Commercial Bank, SVB Capital, or SVB Alliant segments. The Private Client Services Group and Global Financial Services Group, do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such has been combined with other business service units for segment reporting purposes. The Private Client Services Group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit.  Global Financial Services supports venture capital and commercial banking clients with business services through subsidiaries in India, United Kingdom, and China.

The Other Business Services segment reflects those adjustments necessary to reconcile the results of operating segments based on our  internal profitability reporting process to the consolidated financial statements prepared in conformity with U.S. generally accepted accounting principles applicable to consolidated financial statements.

Financial Condition

Our total assets were $5.5 billion at December 31, 2005, an increase of $396.0 million, or 7.7%, compared to $5.1 billion at December 31, 2004.

Federal Funds Sold, Securities Purchased under Agreement to Resell, and Other Investment Securities

Federal funds sold, securities purchased under agreement to resell and other short-term investments totaled a combined $175.7 million at December 31, 2005, a decrease of $167.4 million, or 48.8% as compared to $343.0 million outstanding at the prior year end. The lower levels of federal funds sold, securities purchased under agreement to resell and other short-term investments at December 31, 2005, as compared to the prior year end reflect our current strategy of investing available funds in high quality loan opportunities. Our plan is to continue the trend of managing federal funds sold and overnight repurchase agreements at appropriate levels.

Investment Securities

Investment securities totaled $2.0 billion at December 31, 2005, a decrease of $16.9 million, or 0.8%, from $2.1 billion at December 31, 2004. The decrease was comprised of a $76.0 million decrease in available for sale securities, concentrated in mortgage-backed securities, partially offset by an increase in venture capital and other private equity investments. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Investment Securities.

For a description of the accounting policies related to Investment Securities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies—Investment Securities.

The following table details the composition of investment securities at December 31, 2005, 2004, and 2003:

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
Available-for-sale securities:
U.S. Treasury securities	$29,700	$29,766	$31,153
U.S. agencies and corporations:
Collateralized mortgage obligations	812,644	813,919	611,385
Mortgage-backed securities	499,452	594,442	296,494
Discount notes and bonds	263,894	278,331	285,429
Asset-backed securities	97,481	100,996	37,695
Commercial mortgage-backed securities	69,426	—	—
Obligations of states and political subdivisions	77,423	98,037	150,871
Other debt securities	—	9,851	9,753
Marketable equity securities	633	1,343	793
Venture capital fund investments	2	—	8
Other equity investments(1)	—	—	8,602
Total available-for-sale securities	1,850,655	1,926,685	1,432,183
Marketable equity securities (investment company fair value accounting)(2)	—	480	—
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments(3)	81,280	52,547	30,149
Other private equity investments(4)	26,782	15,720	10,097
Other investments(5)	25,300	8,969	—
Non-marketable securities (equity method accounting):
Other investments(6)	10,985	4,666	—
Low income housing tax credit funds	11,682	14,070	16,551
Non-marketable securities (cost method accounting):
Fund investments	26, 924	27,409	27,205
Other private equity investments	3, 662	3,656	3,750
Total investment securities	$2,037,270	$2,054,202	$1,519,935

(1)             Includes $8.6 million, related to investments owned by two consolidated limited partnerships, Taurus Growth Partners, LP and Libra Partners, LP as of December 31, 2003. The Taurus Growth Partners, LP and Libra Partners, LP funds were liquidated and the funds were fully distributed as of December 2004. We had a controlling interest of less than 1% in the funds.

(2)             Includes $0.5 million related to Silicon Valley BancVentures, LP at December 31, 2004. We have a controlling interest of 10.7% in the fund.

(3)             Includes $58.7 million, $45.3 million, and $30.1 million, related to our fund of funds, SVB Strategic Investors Fund, LP, as of December 31, 2005, 2004, and 2003, respectively. We have a controlling ownership interest of 12.6% in the fund. It also includes $22.1 million and $7.3 million related to SVB Strategic Investors Fund II, LP, at December 31, 2005 and December 31, 2004. We have a controlling ownership interest of 8.6% in the fund. Additionally, it includes $0.5 million, related to SVB Strategic Investors Fund III, LP at December 31, 2005. We have a controlling ownership interest of 100.0% in the fund.

(4)             Includes $26.8 million, $15.7 million, and $10.1 million, related to our venture capital fund, Silicon Valley BancVentures, LP, as of December 31, 2005, 2004 and 2003, respectively. We have a controlling ownership interest of 10.7% in the fund.

(5)             Includes $25.3 million and $9.0 million related to Partners for Growth, LP at December 31, 2005 and December 31, 2004, respectively. We have a majority ownership interest of 50.01% in the fund.

(6)             Includes $5.3 million and $2.4 million related to Gold Hill Venture Lending Partners 03, LLC, the general partner of Gold Hill Venture Lending Partners 03, LP, at December 31, 2005 and December 21, 2004, respectively. We have a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC. Gold Hill Venture Lending Partners 03, LLC has ownership interest of 5.0% in the fund. It also included $5.4 million and $2.3 million related to Gold Hill Venture Lending Partners 03, LP, as of December 31, 2005 and December 31, 2004. We have a direct ownership interest of 4.8% in the fund.

2005 Compared to 2004

Available-for-Sale Investments

Available-for-sale investment securities totaled $1.9 billion at December 31, 2005, a decrease of $76.0 million, or 3.9%, from the December 31, 2004 balance of $1.9 billion. This decrease was due primarily to principal prepayments on mortgage-backed securities and a reduction in obligations of state and political subdivisions from normal maturities and calls. During the year, we added an allocation to commercial mortgage-backed securities totaling $69.4 million. During 2005, the duration of the fixed income investment portfolio increased to 2.9 years at December 31, 2005 from 2.1 years at December 31, 2004, in conjunction with our active interest rate risk management program. Discount notes and bonds, asset-backed securities and collateralized mortgage obligations also decreased.

Non-Marketable Securities

The overall increase in non-marketable securities of $59.6 million was primarily related to an increase in venture capital fund investments of $28.7 million and an increase of $22.7 million in other investments between 2005 and 2004. The increase of $28.7 million in venture capital fund investments is due to additional investments made by our managed funds, SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP. In 2005, SVB Financial Group raised the fourth managed fund, SVB Strategic Investors III, LP. The increase of $22.7 million between 2005 and 2004 in other investments category relates to additional investments in the two debt funds, Partners for Growth, LP and Gold Hill Venture Lending Partners, LP.

Investment Concentration

At December 31, 2005, except for securities issued by the U.S. Government or by U.S. government agencies and corporations, we held no investment securities that were issued by a single party that exceeded 10.0% of our stockholders’ equity.

2004 Compared to 2003

Available-for-Sale Investments

Available-for-sale investment securities totaled $1.9 billion at December 31, 2004, an increase of $494.5 million, or 34.5%, for the December 31, 2003 balance of $1.4 billion. This increase primarily resulted from a shift of funds from federal funds sold, securities purchased under agreement to resell and other short-term investments to the available-for-sale investment securities portfolio. Furthermore, excess liquidity generated by growth in deposits in excess of loan growth was invested in the available-for-sale investment portfolio. The increase in available-for-sale securities was concentrated in higher-yielding mortgage-backed securities and collateralized mortgage-backed obligations. During 2004, we increased the duration of the fixed income investment portfolio to 2.1 years at December 31, 2004 from 1.7 years at December 31, 2003, in conjunction with our active interest rate risk management program. Asset-backed securities also increased, which was partially offset by a decrease in obligations of states and political subdivisions.

Non-Marketable Securities (Investment Company Fair Value Accounting)

The increase in the other investments category of non-marketable securities was related to investments in two venture debt funds. Additionally, venture capital funds and other private equity investments increased due to increases in the market value of certain investments in our managed funds SVB Strategic Investors Fund, LP and Silicon Valley Banc Ventures, LP, and further investments made into our managed funds. For further information see footnotes 2 and 6 of the investment securities table above.

Investment Concentration

At December 31, 2004, except for securities issued by the U.S. Government or by U.S. government agencies and corporations, we held no investment securities that were issued by a single party that exceeded 10.0% of our stockholders’ equity.

Investment Securities—Remaining Contractual Principal Maturities

The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2005. Interest income on certain obligations of states and political subdivision (non-taxable investments) are presented on a fully tax-equivalent basis using the federal statutory tax rate of 35%. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities and collateralized mortgage obligations as contractual maturities are typically 15 to 30 years whereas expected average lives of these securities are significantly shorter and vary based upon structure. Venture capital fund investments, other private equity investments, other investments and low income tax credit funds are included in the table below as maturing after 10 years.

	December 31, 2005
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
U.S. Treasury securities	$29,700	3.06%	$19,813	2.64%	$9,887	3.89%	$—	—%	$—	—%
U.S. agencies and corporations:
Collateralized mortgage obligations	812,644	4.62	—	—	307	6.28	57,325	4.76	755,012	4.61
Mortgage-backed securities	499,452	4.88	167	5.90	299	5.94	11,674	6.40	487,312	4.84
Discount notes and bonds	263,894	3.53	34,825	3.17	219,191	3.52	9,878	5.00	—	—
Asset-backed securities	97,481	3.25	—	—	77,861	3.08	19,620	3.93	—	—
Commercial mortgage-backed securities	69,426	4.67	—	—	—	—	—	—	69,426	4.67
Obligations of states and political subdivisions	77,423	7.53	17,433	7.15	59,990	7.64	—	—	—	—
Low income housing tax credit funds	11,682	—	—	—	—	—	—	—	11,682	—
Marketable equity securities(1)	633	—	633	—	—	—	—	—	—	—
Venture capital fund investments	108,206	—	—	—	—	—	—	—	108,206	—
Other private equity investments	30,444	—	—	—	—	—	—	—	30,444	—
Other investments	36,285	—	—	—	—	—	—	—	36,285	—
Total	$2,037,270	4.14%	$72,871	3.96%	$367,535	4.11%	$98,497	4.81%	$1,498,367	4.11%

(1)                Available for sale.

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

Loans

The following table details the composition of the loan portfolio, net of unearned income for each year ended December 31:

	2005	2004	2003	2002	2001
	(Dollars in thousands)
Commercial loans	$2,410,893	$1,927,271	$1,701,903	$1,754,201	$1,535,513
Real estate construction:
Vineyard development	104,881	80,960	50,118	30,465	27,512
Commercial real estate	20,657	18,562	12,204	12,713	24,576
Total real estate construction	125,538	99,522	62,322	43,178	52,088
Real estate term:
Real estate term—consumer	39,906	27,124	19,213	25,850	20,310
Real estate term—commercial	10,694	16,720	12,902	30,340	30,625
Total real estate term	50,600	43,844	32,115	56,190	50,935
Consumer and other	256,322	237,951	190,806	230,530	127,170
Total loans, net of unearned income(1)	$2,843,353	$2,308,588	$1,987,146	$2,084,099	$1,765,706

(1)          Unearned income was $20.6 million, $18.4 million, $14.4 million, $13.8 million, and $13.3 million for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

The following table sets forth the remaining contractual maturity distribution of our gross loans at December 31, 2005, for fixed and variable rate loans:

	One Year or Less	After One Year and Through Five Years	After Five Years	Total
	(Dollars in thousands)
Fixed-rate loans:
Commercial loans	$65,330	$327,872	$50,190	$443,392
Real estate construction:
Vineyard development	—	16,776	46,600	63,376
Commercial real estate	11,075	50	1,320	12,445
Total real estate construction	11,075	16,826	47,920	75,821
Real estate term:
Real estate term—consumer	—	14,338	9,384	23,722
Real estate term—commercial	—	1,769	719	2,488
Total real estate term	—	16,107	10,103	26,210
Consumer and other	667	9,306	150	10,123
Total fixed-rate loans	$77,072	$370,111	$108,363	$555,546
Variable-rate loans:
Commercial loans	$1,188,727	$778,497	$20,064	$1,987,288
Real estate construction:
Vineyard development	3,113	24,891	13,868	41,872
Commercial real estate	8,280	—	—	8,280
Total real estate construction	11,393	24,891	13,868	50,152
Real estate term:
Real estate term—consumer	24	942	10,255	11,221
Real estate term—commercial	3,269	8,897	1,200	13,366
Total real estate term	3,293	9,839	11,455	24,587
Consumer and other	93,336	55,954	97,058	246,348
Total variable-rate loans	$1,296,749	$869,181	$142,445	$2,308,375

Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging-growth or corporate technology companies in a variety of industries. The breakdown of total loans by industry sector is as follows:

	Percent of Gross Loans
	December 31,
Industry Sector	2005	2004
Software tools and applications	16.6%	16.1%
Venture capital	12.7	13.2
Premium wine	12.3	14.2
Private client services	10.2	11.2
All other sectors(1)	48.2	45.3
	100.0%	100.0%

(1)          No other industry sector represented more than 10.0% of total gross loans at December 31, 2005 or 2004.

As of December 31, 2005, our asset-based lending represents 12.9% of total gross loans and account receivable factoring represent 10.9% of total gross loans.

Approximately 48% and 13% of our outstanding gross loan balances are in the states of California and Massachusetts, respectively. There are no other states with balances greater than 10%.

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

Subject to the oversight of the Directors’ Loan Committee, lending authority is delegated to the Chief Credit Officer and our loan committee, which consists of the Chief Credit Officer, Chief Operating Officer, and other senior members of our lending management. Requests for new and existing credits that meet certain size and underwriting criteria may be approved outside of our loan committee by designated senior lenders or jointly with a or Senior Credit Officer or Division Risk Manager.

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

The following table presents an analysis of the allowance for loan and lease losses for each year ended December 31:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance beginning of year	$37,613	$49,862	$58,366	$56,903	$58,024
Charge-offs:
Commercial	(10,882)	(16,196)	(17,723)	(26,061)	(36,488)
Real estate	(3)	—	(1,252)	—	(690)
Consumer and other	(1,531)	—	—	(524)	(424)
Total charge-offs	(12,416)	(16,196)	(18,975)	(26,585)	(37,602)
Recoveries:
Commercial	11,090	13,845	19,965	22,175	20,408
Real estate	261	391	331	—	209
Consumer and other	—	—	67	—	19
Total recoveries	11,351	14,236	20,363	22,175	20,636
Net (charge-offs) recoveries	(1,065)	(1,960)	1,388	(4,410)	(16,966)
Provision for loan losses	237	(10,289)	(9,892)	5,873	15,845
Balance end of year	$36,785	$37,613	$49,862	$58,366	$56,903
Net recoveries (charge-offs) to average total loans	(0.04)%	(0.10)%	0.08%	(0.25)%	(1.02)%

The following table displays the allocation of the allowance for loan and lease losses among specific classes of loans:

December 31,
2005		2004		2003		2002		2001
Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)
(Dollars in thousands)

Commercial	$35,013	84.8%	$29,183	83.5%	$41,802	85.7%	$48,750	84.1%	$50,478	87.0%
Real estate construction	421	4.4	1,516	4.3	1,663	3.1	924	2.1	1,292	2.9
Real estate term	306	1.8	1,673	1.9	2,395	1.6	5,237	2.7	2,353	2.9
Consumer and other	1,045	9.0	4,928	10.3	4,002	9.6	3,455	11.1	2,780	7.2
Unallocated	—	N/A	313	N/A	—	N/A	—	N/A	—	N/A
Total	$36,785	100.0%	$37,613	100.0%	$49,862	100.0%	$58,366	100.0%	$56,903	100.0%

(1)             Represents loan type as a percentage of total loans as of year end.

The allowance for loan and lease losses totaled $36.8 million at December 31, 2005 a decrease of $0.8 million, or 2.2%, as compared to $37.6 million at December 31, 2004. Our strong credit quality necessitated a decrease in the allowance for loan and lease losses. This decrease was due to net charge-offs of $1.1 million and a provision for loan and lease losses of $(0.2) million. The 2005 net charge-off amount was composed of $12.4 million in gross charge-offs and $11.4 million in gross recoveries.

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

The allowance for loan and lease losses totaled $56.9 million at December 31, 2001. The 2001 gross charge-offs included one entertainment credit totaling $3.8 million. Of the total 2001 gross charge-offs, $4.9 million were classified as nonperforming loans at the end of 2000. The 2001 gross recoveries included three credits, one from our technology industry sector and two from our discontinued entertainment and healthcare niches, totaling $12.0 million.

Nonperforming Assets

Nonperforming assets consist of loans that are past due 90 days or more that are still accruing interest, loans on nonaccrual status, other real estate owned (OREO), and other foreclosed assets. The OREO and other foreclosed assets balance at December 31, 2005 was $6.3 million. We held no OREO or other foreclosed assets at December 31, 2004, 2003, 2002, or 2001. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets, and the allowance for loan and lease losses. At December 31, 2003 and 2002, our nonaccrual loans represented all impaired loans. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  For all periods presented except 2005, nonperforming loans equaled nonperforming assets.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonperforming assets:
Loans past due 90 days or more	$1,046	$616	$—	$—	$1,000
Nonaccrual loans	6,499	14,322	12,350	20,411	17,307
Total nonperforming loans	7,545	14,938	12,350	20,411	18,307
OREO and other foreclosed assets	6,255	—	—	—	—
Total nonperforming assets	$13,800	$14,938	$12,350	$20,411	$18,307
Nonperforming loans as a percent of total gross loans	0.26%	0.64%	0.62%	0.97%	1.03%
Nonperforming assets as a percent of total assets	0.25%	0.29%	0.28%	0.48%	0.44%
Allowance for loan and lease losses	$36,785	$37,613	$49,862	$58,366	$56,903
As a percent of total gross loans	1.28%	1.62%	2.49%	2.78%	3.20%
As a percent of nonaccrual loans	566.01%	262.62%	403.74%	285.95%	328.79%

Nonaccrual Loans

The detailed composition of nonaccrual loans is presented in the following table.

	At December 31,
	2005	2004
	(Dollars in thousands)
Commercial	$3,703	$6,652
Real estate term—commercial	2,796	3,171
Consumer and other	—	4,499
Total nonaccrual loans	$6,499	$14,322

Nonperforming Loans

Nonperforming loans totaled $7.5 million at December 31, 2005, a decrease of $7.4 million, or 49.5%, from the $14.9 million total at December 31, 2004. The relatively low levels of nonperforming loans at December 31, 2005 and 2004 reflect an improved economic environment experienced by our clients as well as our ability to effectively manage client credit risk through our strategic focus on the technology, life science, premium wine, and private equity industries. Of the total nonperforming loans at year end 2004, $1.5 million were charged off, $4.9 million remained on nonperforming status, and $8.6 million were returned to accrual status or repaid during 2005. Additionally, $2.7 million in loans were placed on nonperforming status during 2005 and were still classified as nonperforming loans at December 31, 2005.

Nonperforming loans totaled $14.9 million at December 31, 2004, an increase of $2.6 million, or 21.0%, from the $12.4 million total at December 31, 2003. The relatively low levels of nonperforming loans at December 31, 2004 and 2003 reflect an improved economic environment experienced by our clients as well as our ability to effectively manage client credit risk through our strategic focus on the technology, life science, premium wine, and private equity industries. Of the total nonperforming loans at year end 2003, $1.1 million were charged off, $5.9 million remained on nonperforming status, and $5.4 million were returned to accrual status or repaid during 2004. Additionally, $9.0 million in loans were placed on nonperforming status during 2004 and were still classified as nonperforming loans at December 31, 2004.

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

Impaired loans totaled $6.5 million, $14.3 million and $12.4 million at December 31, 2005, 2004 and 2003, respectively. If the impaired loans for 2005, 2004 and 2003 had not been impaired, $1.0 million, $1.1 million, and $1.0 million in interest income would have been recognized during the years ended December 31, 2005, 2004 and 2003, respectively.

Goodwill

Goodwill totaled $35.6 million at December 31, 2005 and December 31, 2004. All of our goodwill at December 31, 2005 and 2004 pertained to the acquisition of SVB Alliant.

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

Federal Home Loan Bank(“FHLB”) and Federal Reserve Bank (“FRB”) Stock

Our Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock are restricted, as we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement.

Derivatives

2005 compared to 2004

The gross positive fair values of derivative assets are recorded as a component of the other assets line item on the balance sheet. The gross negative fair values of derivative liabilities are recorded as a component of other liabilities line item on the balance sheet.

Derivative assets are recorded as a component of other assets and liabilities and are comprised of the following:

	As of December 31, 2005	As of December 31, 2004	% change
	(Dollars in thousands)
Assets (liabilities):
Equity warrant assets	$27,802	$28,928	(3.9)%
Foreign exchange forward and option contracts	766	(431)	277.7%
Equity conversion option	451	—	—
Total	$29,019	$28,497	1.8%

Equity warrant assets decreased by $1.1 million. The fair value related to exercise of equity warrant assets into equity securities caused a decrease of $11.8 million (as of the respective dates of exercise). Aggregate grant date fair value of new equity warrant assets of $7.4 million was added to the portfolio. Additionally, the decrease in fair value of our equity warrant assets attributable to cancellations and expirations was $3.0 million. Lastly, a $6.3 million increase was related to changes in the fair value of the remaining equity warrant assets.

The fair value of foreign exchange forward and option contracts increased by $1.2 million.

We enter into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. We enter into an opposite way foreign exchange forward contract with a correspondent bank to economically hedge these contracts, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with our clients. These contracts are short term in nature, typically expiring within one year. We also enter into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange risk related to certain foreign currency denominated loans. At December 31, 2005 and December 31, 2004, the aggregate notional amounts of these contracts totaled $432.7 million and $525.4 million, respectively. The maximum credit exposure for counter-party nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $5.7 million at December 31, 2005 and $10.0 million at December 31, 2004. We have not experienced nonperformance by a counter party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties to such foreign exchange forward contracts.

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the clients’ need. We enter into an opposite way foreign currency option contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the currency option contracts entered into with our clients. These contracts typically expire in less than one year. At December 31, 2005 and December 31, 2004, the aggregate notional amounts of these contracts totaled $18.8 million and $13.5 million, respectively. We have not experienced nonperformance by a counter party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties. Our maximum credit risk to nonperformance of counterparties is $34.1 million.

2004 compared to 2003

The gross positive fair values of derivative assets are recorded as a component of the other assets line item on the balance sheet. The gross negative fair values of derivative liabilities are recorded as a component of the other liabilities line item on the balance sheet. Derivatives are comprised of the following:

	As of December 31, 2004	As of December 31, 2003	% change 2004/2003
	(Dollars in thousands)
Assets (Liabilities):
Equity warrant assets	$28,928	$29,537	(2.1)%
Foreign exchange forward and option contracts	(431)	15	—
Total	$28,497	$29,552	(3.6)%

Equity warrant assets decreased by $0.6 million. The fair value related to exercise of derivative equity warrant assets into equity securities caused a decrease of $6.3 million as of the respective dates of exercise, while $7.2 million in aggregate grant date fair value of new equity warrant assets was added to the portfolio. Additionally, the decrease in fair value of our equity warrant assets attributable to cancellations and expirations was $2.4 million. Lastly, a $0.9 million increase was related to an increase in the fair value of the remaining equity warrant assets.

The fair value of foreign exchange forward and option contracts decreased by $0.4 million.

At December 31, 2004 and 2003, the aggregate notional amounts of client related foreign exchange forward contracts totaled $525.4 million and $155.8 million, respectively. The maximum credit exposure for counterparty nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $10.0 million at December 31, 2004 and $3.5 million at December 31, 2003. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties to such foreign exchange forward contracts.

At December 31, 2004 and 2003, the notional amounts of client related foreign currency contracts totaled $13.5 million and $21.1 million, respectively. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. These contracts typically expire in less than one year.

Convertible Note Hedge

On May 15, 2003, we entered into a convertible note hedge agreement (purchased call option) with a counterparty, with respect to our common stock, to limit our exposure to potential dilution from conversion of our $150.0 million principal amount of zero coupon convertible notes. For information on the our $150.0 million principal amount of zero coupon convertible notes, see Borrowings below. Upon the occurrence of conversion events, we have the right to purchase up to approximately 4,460,610 shares of its common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Also see Item 8. Consolidated Financial Statements and Supplementary Data—Note 13. Derivative Financial Instruments for additional discussion.

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

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Noninterest-bearing demand	$2,934,278	$2,649,853	$2,186,317	$1,892,048	$1,737,463
Negotiable Order of Withdrawal (NOW)	39,573	32,009	20,897	21,531	25,401
Regular money market	305,112	520,368	372,877	285,640	264,858
Bonus money market	655,940	685,710	707,682	647,615	630,091
Time	317,827	331,574	379,068	589,216	722,964
Total deposits	$4,252,730	$4,219,514	$3,666,841	$3,436,050	$3,380,777

Total deposits were $4.3 billion at December 31, 2005, an increase of $33.2 million, or 0.8%, from the prior year end total of $4.2 billion. Noninterest-bearing demand deposits increased as a percentage of total deposits to 69.0% at December 31, 2005 from 62.8% at December 31, 2004. At December 31, 2005, we held overdraft balances of $4.1 million, which were included in commercial loans.

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

The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $272.2 million at December 31, 2005, and $286.7 million at December 31, 2004. At December 31, 2005, substantially all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

	At December 31, 2005
	Three months or less	Four to six months	More than six months to twelve months	More than twelve months	Total
	(Dollars in thousands)
Time deposits, $100,000 and over	$189,500	$42,127	$34,855	$5,754	$272,236
Other time deposits	37,095	3,396	4,800	300	45,591
Total time deposits	$226,595	$45,523	$39,655	$6,054	$317,827

Borrowings

Contingently Convertible Debt

On May 20, 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into our common stock at a conversion price of $33.6277 per share and are subordinated to all our present and future senior debt. Holders of the notes may convert their notes only under certain conditions. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 11. Borrowings for further information.

Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% junior subordinated debentures. A portion of the proceeds were used to complete an early redemption of the existing $40.0 million of 8.25% trust preferred securities. The remainder of the proceeds is being used for general corporate purposes. For further information, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 11. Borrowings.

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

On June 3, 2002, we entered into an interest rate swap, which provided an economic hedge against the risk of changes in fair value associated with our $40.0 million, 8.25% fixed rate trust preferred securities. This agreement provided a benefit of $1.0 million in 2003. The swap was terminated on June 23, 2003. The change in fair value of this contract was recorded in noninterest income, a component of consolidated net income throughout the life of the swap.

See the section under Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Summary of Significant Accounting Policies—Financial Instruments with Characteristics of Both Liabilities and Equity for the impact of adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

Available Lines of Credit

As of December 31, 2005, we had available $441.0 million in federal funds line of credit, of which $236.0 million were unused. In addition to the available federal funds lines, Silicon Valley Bank has reverse repurchase agreement lines available with multiple securities dealers. Reverse repurchase lines allow Silicon Valley Bank to finance short-term borrowings using various fixed income securities as collateral. At December 31, 2005, Silicon Valley Bank had used $74.5 million of its reverse repurchase lines.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that SVB Financial and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of common stock, as well as retained earnings.

Common Stock

$75.0 million share repurchase authorized by our Board of Directors effective January 27, 2005.

On January 27, 2005, we announced that our Board of Directors authorized the repurchase of up to an additional $75.0 million of common stock under our stock repurchase program, in conjunction with the $160.0 million originally approved in May 2003. The additional $75.0 million of shares may be repurchased at any time, at our discretion, before June 30, 2006, in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, the repurchase of the additional shares may be commenced or suspended at any time prior to June 30, 2006, without any prior notice. Since May 2003 when the program was approved by the Board of Directors, we have repurchased 6.5 million shares totaling $203.5 million as of December 31,

2005. The approximate dollar value of shares that may still be repurchased under this program is $31.5 million.

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

From time to time, we may implement a non-discretionary Rule 10b5-1 trading plan, under which we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

Stockholders’ Equity

Stockholders’ equity totaled $569.3 million at December 31, 2005, an increase of $27.4 million, or 5.0%, from the $541.9 million balance at December 31, 2004. This increase in 2005, as compared to 2004, was primarily due to the net income of $92.5 million and proceeds from stock issuances under employee stock purchase and option program, partially offset by the repurchase of 1.7 million shares of common stock for an aggregate purchase price of $77.7 million. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of December 31, 2005. As of December 31, 2005, there are no plans for payment of dividends.

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

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution. For further information on risk-based capital and leverage ratios as defined by the Federal Reserve Board, see “Part I. Item 1. Business—Supervision and Regulation—Regulatory Capital.”

Both SVB Financial and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of December 31, 2005, and December 31, 2004.

A part of the dividends paid in 2003 and the dividend paid in 2004 were in excess of the amount permitted under the California State Department of Financial Institutions (DFI) guidelines. Therefore, SVB Financial was required by the DFI to return to Silicon Valley Bank a portion of the 2003 dividend and the 2004 dividend—the total amount returned totaled $28.4 million. At December 31, 2005, under these regulatory restrictions, the remaining amount available for payment of dividends to SVB Financial by Silicon Valley Bank totaled $95.0 million.

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

SVB Financial’s credit rating by Moody’s Investor Service (Moody’s) at December 31, 2005 and December 31, 2004 was Baa1 for issuer rating. According to Moody’s, issuers rated Baa offer adequate financial security. However, certain protective elements may be lacking or may be unreliable over any great period of time. Silicon Valley Bank’s credit rating by Moody’s at December 31, 2003 was A3 for issuer rating, A3 for long-term deposits, P-2 for short-term deposits, and C for financial strength. Moody’s bank deposit ratings are opinions of a bank’s ability to repay punctually its foreign and/or domestic currency deposit obligations. According to Moody’s an A rating for deposits represents good credit quality, however, elements may be present that suggest a susceptibility to impairment over the long-term. Banks rated P-2 by Moody’s for short-term deposits offer strong credit quality and a strong capacity for timely payment of short-term deposit obligations. Financial strength ratings represent Moody’s opinion of a bank’s intrinsic safety and soundness and, as such, exclude certain external credit risks and credit support elements that are addressed by Moody’s bank deposit ratings. Banks rated C possess adequate intrinsic financial strength and are typically institutions with more limited but still valuable business franchises, good financial fundamentals, and a predictable and stable operating environment. According to Moody’s, the outlook for both SVB Financial and Silicon Valley Bank is positive.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. Our ratio of liquid assets to total deposits was 39.6% and 47.6% at December 31, 2005 and 2004, respectively, both well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in our liquidity management activities. As of December 31, 2005 and 2004, we were in compliance with all of these policy measures.

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from Silicon Valley Bank, its investment portfolio assets, and its ability to raise debt and capital. The ability of Silicon Valley Bank to pay dividends is subject to certain regulations; see Item 1. Business—Supervision and Regulation—Restriction on Dividends.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash and due from banks	$286,446	$284,208	$252,521
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	175,652	343,010	582,792
Cash and cash equivalents	$462,098	$627,218	$835,313
Percentage of total assets	8.3%	12.2%	18.7%
Net cash provided by operating activities	$113,564	$94,336	$76,285
Net cash used by investing activities	(567,893)	(876,320)	(299,528)
Net cash provided by financing activities	289,209	573,889	234,186
Net (decrease) increase in cash and cash equivalents	$(165,120)	$(208,095)	$10,943

In analyzing our liquidity for 2005, 2004 and 2003, reference is made to our consolidated statement of cash flows for the years ended December 31, 2005, 2004 and 2003; see Item 8. Consolidated Financial Statements and Supplemental Data. The statement of cash flows includes separate categories for operating, investing, and financing activities.

Cash provided by operating activities for 2005 was $113.6 million, which included net income of $92.5 million. Adjustments for noncash items included $9.8 million in tax benefits related to stock compensation, $7.9 million of stock-based compensation and $7.8 million of depreciation and amortization offset by amortization of deferred warrant related loan fees of $6.1 million, net investment gains of $4.3 million and changes in fair value of derivatives of $3.3 million. Sources of cash from changes in other assets and liabilities included a decrease in accounts receivable of $7.6 million, a decrease in income tax receivable of $2.0 million and an increase in accrued retention, incentive plan and other compensation benefits payable of $1.6 million. These sources of cash were offset by a $9.7 million increase in accrued interest receivable.

Cash used for investing activities was $567.9 million for the year ended December 31, 2005. Net cash outflow was primarily driven by a net increase in loans of $549.4 million and purchases of premises and equipment of $18.3 million. In addition, purchases of investment securities of $534.3 million, offset by $27.3 million in proceeds from the sale of investment securities and $495.4 million in proceeds from maturities and pay-downs of investment securities also contributed to the net cash outflow.

Cash provided by financing activities was $289.2 million for the year ended December 31, 2005, largely, driven by net increases in other borrowings of $269.7 million and capital contributions from minority interest participants net of distributions of $45.4 million. Deposits and proceeds from the issuance of common stock also contributed $33.2 million and $18.6 million, respectively. These sources of cash were offset by repurchases of our common stock of $77.7 million during 2005. In 2005, certain holders of $0.1 million of our $150 million contingently convertible debt (see Financial Condition—Borrowings) elected to exercise their conversion option rights. We elected to settle the conversions in cash. If our stock price remains in excess of the conversion price of $33.6277, other holders may also convert their holdings at any time. These notes are due June 15, 2008.

Cash and cash equivalents were $462.1 million at December 31, 2005.

Cash provided by operating activities for 2004 was $94.3 million, which included net income of $63.9 million. Adjustments for noncash items included $9.9 million in tax benefits related to stock compensation, depreciation and amortization of $8.8 million, and deferred income tax expense of $5.6 million, offset by a net recovery of loan and lease losses of $10.3 million, amortization of deferred warrant related loan fees of $5.7 million and net investment gains of $5.2 million. Sources of cash from changes in other assets and liabilities included increases in accrued retention, incentive plans and other compensation benefits payable of $17.3 million and a decrease in income tax receivable of $4.6 million. These sources of cash were offset by a $7.3 million increase in accounts receivable and an increase in accrued interest receivable of $3.4 million.

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

Cash provided by financing activities was $573.9 million for the year ended December 31, 2004, largely, driven by net increases in deposits of $552.7 million. Proceeds from the issuance of common stock and capital contributions from minority interest participants net of distributions also contributed $25.1 million and $16.9 million, respectively. These sources of cash were offset by repurchases of our common stock of $12.6 million during 2004 and a decrease in other borrowings of $8.1 million.

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

Financial Ratios

The table below presents the relationship between the following significant financial ratios:

	Years Ended December 31,
	2005	2004	2003
Return on average assets	1.78%	1.34%	0.32%
Divided by
Average stockholders’ equity as a percentage of average assets	10.43%	10.38%	12.44%
Equals
Return on average stockholders’ equity	17.09%	12.90%	2.58%
Times
Earnings retained	99.2%	100.0%	86.8%
Equals
Internal capital growth	16.95%	12.90%	2.24%

Both the capital ratios of SVB Financial and Silicon Valley Bank were in excess of regulatory guidelines for a well-capitalized depository institution as of December 31, 2005, 2004, and 2003. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 20. Regulatory Matters. Capital ratios for SVB Financial are set forth below:

	December 31,
	2005	2004	2003
Total risk-based capital ratio	14.74%	16.09%	16.83%
Tier 1 risk-based capital ratio	12.39%	12.75%	12.23%
Tier 1 leverage ratio	12.08%	11.17%	10.62%

SVB Financial’s and Silicon Valley Bank’s capital ratios remained well above the regulatory requirements in 2005. The decline in total risk-based capital and Tier 1 risk-based capital from 2004 to 2005 was due to the declining eligibility of the convertible bond as a component of Tier 2 capital due to its remaining maturity. In addition, year-to-date repurchases of our common stock and growth in risk weighted assets, particularly loans, partially offset by year-to-date earnings contributed to the decrease.

The decrease in total risk-based capital from 2003 to 2004 was due to the declining eligibility of our convertible bond as it approaches maturity. Both Tier 1 and Tier 1 leverage ratios increased due to the earnings generated by us and Silicon Valley Bank and the nominal amount of share repurchases executed over the course of the year. The increases in our Tier 1 risk-based capital and Tier 1 leverage ratios from 2003 to 2004 have been caused in large part to increase in additional paid-in capital and retained earnings due to higher net income in 2004 as compared to 2003.

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

For a description of certain off balance-sheet arrangements, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 18. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments.

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $3.5 billion and $2.7 billion at December 31, 2005 and 2004, respectively. Out of these available commitment balances, the fixed-rate commitments were $325.5 million and $257.2 million at December 31, 2005 and 2004, respectively. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.9 billion and $0.7 billion at December 31, 2005 and 2004, respectively. Our potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending loan commitments as we do in making loans. The actual liquidity needs or the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, intellectual property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management’s evaluation of the adequacy of the liability for unfunded credit commitments. Additionally, we had aggregate maximum lending limits of $472.7 million and 478.7 million as of December 31, 2005 and 2004, respectively, related to our accounts receivable factoring arrangements. We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

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

Obligations Under Guarantees

The table below summarizes our standby letter of credits at December 31, 2005. The maximum potential amount of future payments represents the amount that could be lost under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires In One Year Or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
	(Dollars in thousands)
Financial standby	$557,304	$80,017	$637,321	$637,321
Commercial standby	13,144	—	13,144	13,144
Performance standby	8,669	8,301	16,970	16,970
Total	$579,117	$88,318	$667,435	$667,435

At December 31, 2005, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $4.0 million. At December 31, 2005, cash and investment securities collateral available to us to reimburse losses under financial and performance standby letters of credits was $272.2 million. For additional information regarding these guarantees, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 18. Off-Balance Sheet Arrangements, Guarantees and Other Commitments.

Additionally, the Bank, as a financial provider, routinely guarantees credit cards for some of our customers which have been provided by an unaffiliated financial institution. The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. Certain of these amounts are secured by certificates of deposit and other assets which the Bank has rights to in the event of nonperformance by the customers. The total amount of this guarantee was $56.3 million at December 31, 2005. The fair value of the liability associated with this guarantee is not significant.

Commitments to Invest in Venture Capital Funds

We make commitments to venture capital fund investments, which in turn make investments in privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the venture capital fund. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle, the overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments and our unfunded commitments at December 31, 2005.

Our Ownership in Limited Partner	Our Capital Commitment	Our Unfunded Commitment	Our Ownership%
	(Dollars in thousands)
Silicon Valley BancVentures , LP	$6,000	$1,440	10.7%
SVB Strategic Investors Fund, LP	15,300	4,590	12.6%
SVB Strategic Investors Fund II, LP	15,000	12,375	8.6%
SVB Strategic Investors Fund III, LP	15,000	14,488	100.0%
Partners for Growth, LP	25,000	10,750	50.0%
Partners for Growth II, LP	10,000	10,000	22.9%
Gold Hill Venture Lending 03, LP	20,000	8,551	9.3%
Other Venture Capital Funds(1)	72,666	23,643	—

(1)          Represents commitments to 277 of venture capital funds where our ownership interest is less than 5%.

SVB Capital II Trust Preferred Securities

In October, 2003, SVB Capital II issued trust preferred securities that SVB Financial has fully and unconditionally guaranteed, based on its combined obligations under a guarantee agreement, a trust agreement, an expense agreement, and a junior subordinated indenture and the debentures issued under the junior subordinated indenture. SVB Capital II will redeem the trust preferred securities on October 15, 2033, and may redeem them earlier, subject to prior approval by the Board of Governors of the Federal Reserve System, if then required by the capital rules of the Federal Reserve Board. For additional information regarding these securities, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 12. Commitments and Contingencies.

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

We account for variable interest entities according to the provisions of FASB Interpretation No. 46R (revised December 2003), “Consolidation of Variable Interest Entities (VIE)” or FIN 46R. A VIE is to be consolidated by a company if that company is subject to the majority of the risk of loss from the VIE’s activities, is entitled to receive the majority of the entity’s residual returns, or both. As we do not bear the majority of the risk of loss from the trust preferred securities, they were not consolidated into our financial statements at December 31, 2005, or December 31, 2004.

Contractual Obligations and Commercial Commitments

As of December 31, 2005, we, or the funds in which we have an ownership interest and manage, had the following unfunded contractual obligations and commercial commitments:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(Dollars in thousands)
Borrowings(1)	$475,307	$279,475	$195,832	$—	$—
Non-cancelable operating leases, net of income from subleases(2)	49,279	10,013	18,464	11,498	9,304
Remaining unfunded commitments to wholly owned venture capital funds(3)	23,643	23,643	—	—	—
Remaining unfunded commitments to Partners for Growth II, LP	10,000	10,000
Remaining unfunded commitments by Gold Hill Venture Lending 03, LP	8,551	8,551	—	—	—
Remaining unfunded commitments to our managed funds
Remaining unfunded commitments to SVB Strategic Investors Fund, LP(3)(4)	4,590	4,590	—	—	—
Remaining unfunded commitments to SVB Strategic Investors Fund II, LP(3)(7)	12,375	12,375	—	—	—
Remaining unfunded commitments to SVB Strategic Investors Fund III, LP(3)(8)	14,488	14,488
Remaining unfunded commitments to Silicon Valley BancVentures, LP(3)(5)	1,440	1,440	—	—	—
Remaining unfunded commitments to Partners for Growth, LP	10,750	10,750	—	—	—
Remaining unfunded commitments to all limited partnership investees of our managed funds
Remaining unfunded commitments to venture capital funds by SVB Strategic Investors Fund, LP(3)(4)	24,969	24,969	—	—	—
Remaining unfunded commitments to venture capital funds by SVB Strategic Investors Fund II, LP(3)(7)	101,941	101,941	—	—	—
Remaining unfunded commitments to venture capital funds by SVB Strategic Investors Fund III, LP(3)(8)	14,488	14,488	—	—	—
Other commercial commitments	Amount of Commitment Expiring Per Period
Commitments to extend credit(6)	$4,410,601	$3,550,214	$820,529	$15,380	$24,478
Standby letters of credit(6)	654,291	565,973	72,086	16,124	108
Commercial standby letters of credit(6)	13,144	13,144	—	—	—

(1)             See Item 8. Consolidated Financial Statements and Supplementary Data—Note 11. Borrowings for further disclosure related to borrowings.

(2)             See Item 8. Consolidated Financial Statements and Supplementary Data—Note 8. Premises and Equipment for further disclosure related to premises and equipment.

(3)             See Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Investment Securities for further disclosure related to investment securities. We make commitments to venture capital fund investments. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the venture capital fund. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle, the overall market conditions, and the nature and type of industry in which the privately held companies operate.

(4)             See Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Investment Securities for further disclosure related to investment securities.

(5)             See Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Investment Securities for further disclosure related to investment securities.

(6)             See Item 8. Consolidated Financial Statements and Supplementary Data—Note 18. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments for further disclosure related to financial instruments with off-balance sheet risk.

(7)             See Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Investment Securities for further disclosure related to investment securities.

(8)             See Item 8. Consolidated Financial Statements and Supplementary Data—Note 6. Investment Securities for further disclosure related to investment securities.

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see Section 1A—Risk Factors. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We do not intend, and undertake no obligation, to update these forward-looking statements.

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

We manage interest rate risk principally through strategies involving our investment securities portfolio. Our policies permit the use of off-balance sheet derivative instruments in managing interest rate risk. Derivative instruments that we use as a part of our interest risk management strategy may include interest rate swaps, caps and floors, and forward contracts.

We had a fair value hedge in effect at December 31, 2005. This hedge is a $50.0 million fixed-for-variable swap of our 7% junior subordinated debentures, described in Item 8. Consolidated Financial Statements and Supplementary Data—Note 11. Borrowings and under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—7% Junior Subordinated Debentures. For 2005, we paid interest expense of $3.5 million on the 7.0% junior subordinated debentures. However, the fair value hedge agreement provided a benefit of $1.2 million, resulting in net interest expense of $2.3 million for 2005.

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

Interest Rate Sensitivity Analysis

The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets and interest-sensitive liabilities that are anticipated to re-price within a specific time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest-sensitive liabilities re-pricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. The gap analysis as of December 31, 2005 indicates that the cumulative one-year gap as a percentage of interest-earning assets was a positive 36.2%.

The following table illustrates our interest rate sensitivity gap positions at December 31, 2005:

	Assets and liabilities which mature or reprice
	Immediately	1 Day to 1 Month	After 1 Month to 3 Months	After 3 Months to 6 Months	After 6 Months to 1 Year	After 1 Year to 5 Years	After 5 Years	Not Stated	Total
	(Dollars in thousands)
Assets:
Cash and due from bank(1)	$—	$109,643	$—	$—	$—	$—	$—	$286,446	$396,089
Federal funds sold, securities purchased under agreement to resell and other short-term investments	—	66,009	—	—	—	—	—	—	66,009
Investment securities:
U.S. Treasury and agencies obligations(2)	—	18,595	—	10,000	20,000	235,000	10,000	—	293,595
Collateralized mortgage obligations, mortgage-backed and asset-backed securities(2)	—	2,237	41,336	59,945	121,289	681,683	572,514	—	1,479,004
Other debt, marketable equity and non-marketable securities	—	1,629	2,460	3,500	11,425	58,410	187,247		264,671
Total investment securities	—	22,461	43,796	73,445	152,714	975,093	769,761	—	2,037,270
Loans, net of unearned income(3)	1,820,753	179,363	149,675	163,458	145,924	314,012	70,168	—	2,843,353
Allowance for loan losses	—	(36,785)	—	—	—	—	—	—	(36,785)
Other assets	—	—	—	—	—	—	—	235,779	235,779
Total assets	$1,820,753	$340,691	$193,471	$236,903	$298,638	$1,289,105	$839,929	$522,225	$5,541,715
Liabilities, Minority Interest and Stockholders’ Equity:
Deposits:
Noninterest-bearing demand	$—	$—	$—	$—	$—	$—	$—	$2,934,278	$2,934,278
NOW and money market	—	26,862	43,211	61,132	110,109	495,603	263,708	—	1,000,625
Time	—	184,317	42,279	45,522	39,655	6,054	—	—	317,827
Total deposits	—	211,179	85,490	106,654	149,764	501,657	263,708	2,934,278	4,252,730
Contingently convertible debt	—	—	—	—	—	147,604	—	—	147,604
Junior subordinated debentures	—	—	—	—	—	48,228		—	48,228
Other borrowings	—	279,475	—		—	—	—	—	279,475
Other liabilities	—	—	—	—	—	—	—	124,921	124,921
Minority interest in capital of consolidated affiliates	—	—	—	—	—	—	—	119,456	119,456
Stockholders’ equity	—	—	—	—	—	—	—	569,301	569,301
Total liabilities, minority interest, and stockholders’ equity	$—	$490,654	$85,490	$106,654	$149,764	$697,489	$263,708	$3,747,956	$5,541,715
Off-Balance Sheet Items:
Interest rate swap	$—	$(50,000)	$—	$—	$—	$50,000	$—	$—	$—
Gap	1,820,753	(199,963)	107,981	130,249	148,874	641,616	576,221	(3,225,731)	—
Cumulative gap	1,820,753	1,620,790	1,728,771	1,859,020	2,007,894	2,649,510	3,225,731	—	—

(1)              Includes interest-bearing deposits in other financial institutions of $34.7 million as of December 31, 2005.

(2)              Principal cash flows are based on estimated principal payments as of December 31, 2005.

(3)              Maturity/repricing columns for fixed rate loans are based upon the amount and timing of related principal payments as of December 31, 2005.

Market Value of Portfolio Equity (MVPE)

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as our market value of portfolio equity (MVPE).

The following table presents our MVPE exposure at December 31, 2005 and 2004, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

	Estimated	Estimated Increase/ (Decrease) in MVPE		Estimated Net Interest	Estimated Increase/ (Decrease) in Net Interest Income
Change in interest rates (basis points)	MVPE	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)
December 31, 2005:
+200	$1,136,407	$(12,792)	(1.1)%	$408,682	$41,236	11.2%
+100	1,143,348	(5,851)	(0.5)	388,086	20,640	5.6
-	1,149,199	—	—	367,446	—	—
-100	1,138,898	(10,301)	(0.9)	344,489	(22,957)	(6.2)
-200	1,093,921	(55,278)	(4.8)	312,746	(54,700)	(14.9)
December 31, 2004:
+200	$1,019,622	$20,290	2.0%	$326,744	$41,285	14.5%
+100	1,014,190	14,858	1.5	306,492	21,033	7.4
-	999,332	—	—	285,459	—	—
-100	936,599	(62,733)	(6.3)	257,295	(28,164)	(9.9)
-200	876,445	(122,887)	(12.3)	230,514	(54,945)	(19.2)

The preceding table indicates that at December 31, 2005, in the event of an instantaneous and sustained increase or decrease in market interest rates, our MVPE would be expected to increase or decrease accordingly.

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

Our MVPE exposure at December 31, 2005, increased slightly from December 31, 2004, primarily due to changes in the investment portfolio while staying well within our policy guidelines. In addition, our net interest income at risk remains well within policy limits. These estimates are highly assumption dependent and will change regularly as our asset-liability structure changes and as different interest rate environments evolve. We expect to continue to manage our interest rate risk actively utilizing on and off-balance sheet strategies as appropriate.

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

Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income degradation exceeding 25.0%. Simulations as of December 31, 2005, indicated that we were well within these policy guidelines.

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

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that SVB Financial Group (formerly known as Silicon Valley Bancshares) and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified and included in its assessment the following material weaknesses as of December 31, 2005:

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

These material weaknesses resulted in the restatement, in December 2005, of the previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the interim consolidated financial information for each of the quarterly periods in 2004 and 2003 and the quarterly period ended March 31, 2005. Specifically, these material weaknesses in internal control over financial reporting as of December 31, 2005, resulted in the following accounting errors:

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

3)              Non-refundable loan fees and costs associated with the Company’s lending products and fees associated with letters of credit were not reported in accordance with the provisions of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Specifically, the Company failed to recognize net fee revenue in accordance with the appropriate straight-line or interest method, as prescribed by SFAS No. 91, for net loan fee income obtained in connection with the extension of lending products. In addition, the Company inappropriately recognized non-refundable loan fees it receives for factoring loans immediately rather than deferring and amortizing fees over the term of the facility granted. The Company did not properly defer direct loan origination costs associated with originating certain loan products. In addition, the Company misclassified fees on certain letters of credit as interest income rather than non-interest income on commitments where the probability of exercise was deemed remote.

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

5)              Current federal income taxes receivable and current federal income tax payable were not reflected net on the Company’s balance sheets. This misapplication of GAAP resulted in a change to the Company’s other assets and other liabilities. Current federal income taxes receivable and current federal income taxes payable should be netted as the Company has the legal right of offset, as defined by FIN No. 39, Offsetting of Amounts Related to Certain Contracts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 24, 2006, which expressed an unqualified opinion on these consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

San Francisco, California
March 24, 2006

Item 8.   Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SVB Financial Group (formerly known as Silicon Valley Bancshares):

We have audited the accompanying consolidated balance sheets of SVB Financial Group (formerly known as Silicon Valley Bancshares) and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 24, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2005.

/s/ KPMG LLP

San Francisco, California
March 24, 2006

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value)	2005	2004
Assets
Cash and due from banks	$ 286,446	$ 284,208
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	175,652	343,010
Investment securities	2,037,270	2,054,202
Loans, net of unearned income	2,843,353	2,308,588
Allowance for loan and lease losses	(36,785)	(37,613)
Loans, net	2,806,568	2,270,975
Premises and equipment, net of accumulated depreciation and amortization	25,099	14,641
Goodwill	35,638	35,638
Accrued interest receivable and other assets	175,042	143,005
Total assets	$ 5,541,715	$ 5,145,679
Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$ 2,934,278	$ 2,649,853
Negotiable order of withdrawal (NOW)	39,573	32,009
Money market	961,052	1,206,078
Time	317,827	331,574
Total deposits	4,252,730	4,219,514
Federal funds purchased and securities sold under agreement to repurchase	279,464	—
Contingently convertible debt	147,604	146,740
Junior subordinated debentures	48,228	49,470
Other borrowings	11	9,820
Other liabilities	124,921	107,502
Total liabilities	4,852,958	4,533,046
Commitments and contingencies
Minority interest in capital of consolidated affiliates	119,456	70,685
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,103,145 and 35,970,095 shares outstanding, respectively	35	36
Additional paid-in capital	8,439	45,226
Retained earnings	587,713	499,911
Unearned compensation	(5,792)	(4,512)
Accumulated other comprehensive (loss) income	(21,094)	1,287
Total stockholders’ equity	569,301	541,948
Total liabilities, minority interest, and stockholders’ equity	$ 5,541,715	$ 5,145,679

See accompanying notes to consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(Dollars in thousands, except per share amounts)	2005	2004	2003
Interest income:
Loans	$ 219,283	$ 157,604	$ 143,586
Investment securities:
Taxable	83,950	69,839	38,733
Non-taxable	3,695	5,004	6,248
Federal funds sold, securities purchased under agreement to resell and other short-term investments	9,531	8,421	8,024
Total interest income	316,459	240,868	196,591
Interest expense:
Deposits	10,933	8,423	9,083
Other borrowings	6,233	2,968	4,370
Total interest expense	17,166	11,391	13,453
Net interest income	299,293	229,477	183,138
Provision for (recovery of) loan and lease losses	237	(10,289)	(9,892)
Net interest income after provision for (recovery of) loan and lease losses	299,056	239,766	193,030
Noninterest income:
Client investment fees	33,255	26,919	23,991
Gains on derivative instruments, net	24,656	16,325	20,200
Corporate finance fees	22,063	22,024	12,204
Letter of credit and standby letter of credit income	10,007	9,994	8,912
Deposit service charges	9,805	13,538	13,202
Gains (losses) on investment securities, net	4,307	5,198	(9,614)
Credit card fees	3,691	2,817	3,431
Other	9,711	10,959	9,067
Total noninterest income	117,495	107,774	81,393
Noninterest expense:
Compensation and benefits	163,590	153,897	121,653
Professional services	28,729	17,068	13,677
Net occupancy	16,210	18,134	17,638
Furniture and equipment	12,824	12,403	11,289
Business development and travel	10,647	9,718	8,692
Correspondent bank fees	5,530	5,340	4,343
Data processing services	4,105	3,647	4,288
Telephone	3,703	3,367	3,187
Postage and supplies	3,075	3,255	2,601
Tax credit fund amortization	2,388	2,480	2,704
Impairment of goodwill	—	1,910	63,000
Provision for unfunded credit commitments	927	1,549	2,504
Trust preferred securities distributions	—	—	1,595
Other	8,132	9,062	7,725
Total noninterest expense	259,860	241,830	264,896
Income before minority interest in net losses of consolidated affiliates and income tax expense	156,691	105,710	9,527
Minority interest in net (income) losses of consolidated affiliates	(3,396)	(3,090)	7,689
Income before income tax expense	153,295	102,620	17,216
Income tax expense	60,758	38,754	4,174
Net income	$ 92,537	$ 63,866	$ 13,042
Earnings per common share-basic	$ 2.64	$ 1.81	$ 0.36
Earnings per common share-diluted	$ 2.40	$ 1.70	$ 0.35

See accompanying notes to consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Net income	$92,537	$63,866	$13,042
Other comprehensive loss, net of tax:
Cumulative translation loss:
Translation loss	(168)	—	—
Related tax effect	70	—	—
Change in unrealized losses on available-for-sale investment securities:
Unrealized holding losses	(35,270)	(9,600)	(11,347)
Related tax effect	14,236	4,010	4,683
Reclassification adjustment for (gains) losses, net included in net income	(2,135)	2,202	(1,447)
Related tax effect	886	(920)	597
Other comprehensive loss, net of tax	(22,381)	(4,308)	(7,514)
Comprehensive income	$70,156	$59,558	$5,528

See accompanying notes to consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income	Total
Balance at December 31, 2002	40,578,093	41	99,979	489,461	(652)	13,109	601,938
Common stock issued under employee benefit plans, net of restricted stock cancellations	931,684	1	14,307	—	(1,712)	—	12,596
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	6,736	—	—	—	6,736
Net income	—	—	—	13,042	—	—	13,042
Amortization of unearned compensation	—	—	—	—	1,132	—	1,132
Net change in unrealized losses on available-for-sale investment securities	—	—	—	—	—	(7,514)	(7,514)
Warrant issuance proceeds	—	—	17,412	—	—	—	17,412
Cost of convertible debt note hedge	—	—	(39,297)	—	—	—	(39,297)
Real estate investment trust dividend	—	—	—	(2)	—	—	(2)
Common stock repurchases	(6,481,307)	(7)	(81,629)	(66,454)	—	—	(148,090)
Balance at December 31, 2003	35,028,470	35	17,508	436,047	(1,232)	5,595	457,953
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,241,625	1	30,433	—	(5,650)	—	24,784
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	9,863	—	—	—	9,863
Net income	—	—	—	63,866	—	—	63,866
Amortization of unearned compensation	—	—	—	—	2,370	—	2,370
Net change in unrealized losses on available-for-sale investment securities	—	—	—	—	—	(4,308)	(4,308)
Real estate investment trust dividend	—	—	—	(2)	—	—	(2)
Common stock repurchases	(300,000)	—	(12,578)	—	—	—	(12,578)
Balance at December 31, 2004	35,970,095	$36	$45,226	$499,911	$(4,512)	$1,287	$541,948
Common stock issued under employee benefit plans, net of restricted stock cancellations	821,850	1	25,851	—	(7,226)	—	18,626
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	9,811	—	—	—	9,811
Net income	—	—	—	92,537	—	—	92,537
Amortization of unearned compensation	—	—	—	—	5,946	—	5,946
Net change in unrealized losses on available-for-sale investment securities	—	—	—	—	—	(22,283)	(22,283)
Translation adjustments	—	—	—	—	—	(98)	(98)
Other noncash employee benefit plan	—	—	477	—	—	—	477
Common stock repurchases	(1,688,800)	(2)	(72,926)	(4,735)	—	—	(77,663)
Balance at December 31, 2005	35,103,145	$35	$8,439	$587,713	$(5,792)	$(21,094)	$569,301

See accompanying notes to consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$92,537	$63,866	$13,042
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan and lease losses	237	(10,289)	(9,892)
Changes in fair values of derivatives	(3,332)	1,939	(4,135)
(Gains) losses on investment securities, net	(4,307)	(5,198)	9,614
Depreciation and amortization	7,797	8,779	7,610
Impairment of goodwill	—	1,910	63,000
Minority interest	3,396	3,090	(7,689)
Tax benefits of stock compensation	9,811	9,863	6,736
Stock-based compensation	7,873	3,563	1,132
Amortization of deferred warrant related loan fees	(6,123)	(5,656)	(6,621)
Deferred income tax (benefit) expense	(990)	5,572	(15,804)
Changes in other assets and liabilities:
(Increase) in accrued interest receivable	(9,693)	(3,370)	(211)
Decrease (increase) in accounts receivable	7,605	(7,317)	(2,258)
Decrease (increase) in income tax receivable, net	1,993	4,646	(4,746)
Increase in accrued retention, incentive plans and other compensation benefits payable	1,636	17,338	15,021
Provision for (reduction of) unfunded credit commitments	927	1,549	2,504
Other, net	4,197	4,051	8,982
Net cash provided by operating activities	113,564	94,336	76,285
Cash flows from investing activities:
Purchases of available-for-sale securities	(448,352)	(1,367,746)	(1,699,739)
Proceeds from sales of available-for-sale securities	11,860	148,005	97,478
Proceeds from maturities and pay downs of available-for-sale securities	481,573	723,948	1,219,643
Purchases of nonmarketable securities (cost method accounting)	(14,500)	(21,071)	(6,827)
Proceeds from sales nonmarketable securities (cost method accounting)	5,766	6,852	6,120
Proceeds from maturities and pay downs of nonmarketable securities (cost method accounting)	4,946	5,006	5,409
Purchases of nonmarketable securities (investment fair value accounting)	(71,462)	(42,836)	(17,781)
Proceeds from sales nonmarketable securities (investment fair value accounting)	9,674	7,154	3,149
Proceeds from maturities and pay downs of nonmarketable securities (investment fair value accounting)	8,885	205	—
Net decrease (increase) in loans	(549,379)	(341,652)	77,380
Proceeds from recoveries of charged-off loans	11,351	14,236	20,363
Purchases of premises and equipment	(18,255)	(8,421)	(4,723)
Net cash used by investing activities	(567,893)	(876,320)	(299,528)
Cash flows from financing activities:
Net increase in deposits	33,216	552,673	230,791
Increase (decrease) in other borrowings, net	269,655	(8,141)	(9,333)
Capital contributions from minority interest participants, net of distributions	45,375	16,851	15,275
Proceeds from issuance of common stock	18,626	25,084	14,364
Repurchase of common stock	(77,663)	(12,578)	(148,090)
Redemption of 8.25% trust preferred securities	—	—	(40,000)
Proceeds from issuance of 7.0% junior subordinated debentures, net of issuance costs	—	—	47,839
Proceeds from issuance of convertible notes and warrants, net of issuance costs of convertible note hedge	—	—	123,340
Net cash provided by financing activities	289,209	573,889	234,186
Net (decrease) increase in cash and cash equivalents	(165,120)	(208,095)	10,943
Cash and cash equivalents at beginning of year	627,218	835,313	824,370
Cash and cash equivalents at end of year	$462,098	$627,218	$835,313
Supplemental disclosures:
Cash paid during the period for:
Interest paid	$17,036	$11,305	$13,084
Income taxes paid	$49,984	$25,307	$17,802
Noncash items during the period:
Expense associated to loans issued under EHOP	$477	$287	$—
Increase in deferred rent liability and accounts receivable related to landlord non-cash incentives	$—	$6,992	$—
Increase in deferred rent liability and deferred rent asset related to rent abatement regarding the renewal of the lease of the headquarters property	$—	$2,255	$—

See accompanying notes to consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business

Nature of Business

SVB Financial Group (formerly known as Silicon Valley Bancshares and individually referred to herein as “SVB Financial”) and its subsidiaries (collectively referred to as the “Company” or “SVB Financial Group”) offer clients financial products and services through five strategic business groups:  Commercial Banking, SVB Capital,  SVB Alliant, Global Financial Services and Private Client Services. (see Note 22. Segment Reporting).

SVB Financial is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California. The Bank serves more than 11,000 clients across the country, through its 27 regional offices in the United States and three subsidiaries outside the United States. The Bank has 13 offices throughout California and operates regional offices across the country in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The three international offices are located in Bangalore, India; Shanghai, China; and London, England.

Through our Commercial Banking group, which includes Silicon Valley Bank and its subsidiaries, we serve clients in all stages of maturity ranging from emerging-growth companies to established, private and public companies in the technology, life, and premium wine industries, as well as some venture capital and private equity clients. We define “emerging-growth” clients as companies in the start-up or early stages of their lifecycle; these companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market, and have no or little revenue. By contrast, we define “established” and “corporate technology” clients as companies that tend to be more mature; these companies may be publicly traded, and more established in the markets in which they participate. In 2006, we began using “SVB Silicon Valley Bank” to refer to our Commercial banking activities.

SVB Capital focuses on the business needs of our venture capital and private equity clients, establishing and maintaining relationships with those firms domestically and internationally. Through this segment, we provide banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services. SVB Capital also makes investments in venture capital and other private equity firms and in companies in the niches we serve. The group manages four venture funds. We also invest in several limited partnerships, including Gold Hill Venture Lending Partners 03, LP, and its parallel funds, which provide secured debt to emerging-growth clients in their earliest stages; and Partners for Growth, LP, a special situation debt fund that provides secured debt to higher-risk, emerging-growth clients in their later stages.

SVB Alliant, our investment banking subsidiary, provides merger and acquisition advisory services (“M&A”), private placement advisory services through our Private Capital Group, strategic alliance services, and specialized financial studies such as valuations and fairness opinions. SVB Alliant is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”) and a member of the National Association of Securities Dealers, Inc. (“NASD”). In 2005, we established SVB Alliant Europe Limited, a subsidiary based in London, England, that will provide investment advisory services to companies in Europe when the subsidiary becomes licensed to do so by the Financial Services Authority in England.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our Global Financial Services group, which we began referring to as “SVB Global” in 2006, includes our foreign subsidiaries that facilitates our clients’ global expansion into major technology centers around the world. The Global Financial Services group provides a variety of services, including consulting and business services, referrals, and knowledge sharing, as well as identifying business opportunities for SVB Financial Group. Our Global Financial Services group also provides banking services to international venture capital and private equity firms.

Our Private Client Services and Other group is principally comprised of our Private Client Services group and other business services units. Private Client Services (formerly Private Banking) provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. The Private Client Services group helps our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. Through our subsidiary, Woodside Asset Management, Inc., we provide individual clients with personal investment advisory services, assisting clients in establishing and implementing investment strategies to meet their individual needs and goals.

2.   Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Material estimates that are particularly susceptible to possible change in the near term relate to the valuation of non-marketable securities, the adequacy of the allowance for loan and lease losses, valuation of equity warrant asset derivatives, valuation of goodwill and the adequacy of the allowance for unfunded commitments.

Principles of Consolidation and Presentation

The consolidated financial statements include the accounts of SVB Financial Group and its majority-owned subsidiaries that are not considered variable interest entities (VIEs) and all VIEs for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. The effects of eliminations of revenues and expenses due to intercompany transactions between majority-owned subsidiaries and consolidated VIEs are not attributed to noncontrolling interests in the VIEs.

If we own at least 20%, but less than 50% voting interest and has the ability to exert significant influence over the financial operations and policies of an affiliate corporation, we account for the investment using the equity method. If we own less than 20% voting interest of a company and do not extend significant influence over the financial operations and policies of the company, we carry the investment at cost less other than a temporary impairment , except marketable equity securities classified as available-for-sale securities, which we carry at fair value with changes in fair value included in other comprehensive income, net of applicable taxes.

If we own more than 5%, but less than 50%, in a limited partnership, we generally account for the investment using the equity method. If we own less than 5% in a limited partnership, we carry the

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investment at cost less other than a temporary impairment. Assets accounted for under the equity and cost method are included in investment securities.

Variable Interest Entities—Adoption of FIN 46R

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46) and, in December 2003, issued Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46R), which replaced FIN 46. This set forth the rules of consolidation for a certain type of entity, a VIE, used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb the majority of the expected losses or the right to receive the majority of expected returns generated by its operations. An enterprise’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the entity’s net asset value.

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

FIN 46R was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46R, as revised, were adopted as of December 31, 2003, for our interests in all VIEs. We evaluated various entities in which it held an interest to determine if these entities met the definition of a variable interest entity (VIE), and whether we were the primary beneficiary and should consolidate the entity based on the variable interests it held. The following provides a summary of the VIEs in which we have a significant variable interest, and discusses the accounting changes that resulted from the adoption of FIN 46R.

We have a significant variable limited partnership interest in the Gold Hill Venture Lending Partners 03, LLC (GHLLC), which is the general partner of Gold Hill Venture Lending 03, LP, a venture debt fund, and certain affiliated funds (the “Gold Hill Funds”). GHLLC was formed in 2000 and was consolidated as a wholly-owned subsidiary until it admitted additional members in the third quarter of 2004, which caused GHLLC to meet the FIN 46R definition of a VIE, since we have disproportionately few voting rights and substantially all of GHLLC’s activities involve or are conducted on our behalf. Because we are the primary beneficiary of the entity, we continued to consolidate GHLLC, subsequent to the admission of additional members, as a VIE under FIN 46R which requires that the elimination of intercompany balances and transactions be attributed to the primary beneficiary (and not to noncontrolling interests) in the consolidated financial statements. Creditors of the entity do not have recourse against us, and our exposure to loss as a result of involvement with GHLLC at December 31, 2005 was limited to approximately $5.3 million of net equity investment in the entity and approximately $4.1 million of commitments for future investments. None of the Gold Hill Funds meets the FIN 46R definition of a VIE.

SVB Financial owns 100% of the common stock of SVB Capital II, an entity formed in October 2003 to issue trust preferred securities. SVB Financial has provided a full and unconditional guarantee of the

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

trust preferred securities, and SVB Capital II has no operating history or independent operations and is not engaged in and does not propose to engage in any other activity. SVB Capital II meets the FIN 46R definition of a VIE, but we are not the primary beneficiary in this entity because, as a result of our investment being funded by SVB Capital II, the investment is not considered to be at risk. As such, SVB Capital II was not consolidated into our financial statements at December 31, 2005, or December 31, 2004. The junior subordinated debentures held by SVB Financial Group ($48.2 million at December 31, 2005) is included in our borrowings. See Note 11. Borrowings. We are not exposed to loss related to SVB Capital II. The Federal Reserve Board announced in July 2003 that qualifying trust preferred securities will continue to be treated as Tier 1 capital until notice is given to the contrary.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash balances due from banks, federal funds sold, securities purchased under agreement to resell and other short-term investment securities. For purposes of the consolidated statements of cash flows, we consider cash equivalents to be highly liquid investments that are readily convertible to known amounts of cash with original maturity or purchased maturity dates of 90 days or less.

Federal funds sold, securities purchased under agreement to resell and other short-term investments as reported in the consolidated balance sheet include interest-bearing deposits in other financial institutions of $34.7 million and $11.4 million at December 31, 2005 and 2004, respectively.

Reverse repurchase agreements are collateralized by government and government agency securities, mortgage-backed securities rated single A or better, and A1 rated commercial paper. Company policy allows segregated customer safekeeping of assets due to the overnight tenor of the aforementioned transactions and we regularly monitor the suitability and market value of collateral underlying the transactions.

Investment Securities

Fixed Income Securities

Fixed income investment securities are classified as held-to-maturity, available-for-sale, trading, or non-marketable upon purchase or acquisition.

Securities purchased with the ability and positive intent to hold to maturity are classified as held-to-maturity and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate.  Unrealized losses on held-to-maturity securities become realized and are charged against earnings when it is determined that an other-than-temporary decline in value has occurred. We did not have any investments in the held-to-maturity portfolio at December 31, 2005 or 2004.

Securities acquired and held principally for the purpose of sale in the near term are classified as trading and are accounted for at fair value. Unrealized gains and losses resulting from fair value adjustments on trading securities, as well as gains and losses realized upon the sale of investment securities, are included in noninterest income. We did not have a trading portfolio at December 31, 2005 or 2004.

Securities not classified as trading or held to maturity are classified as available-for-sale and are accounted for at fair value. Unrealized gains and losses on available-for-sale securities, net of applicable

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

taxes, are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity, until realized.

We consider a number of factors in determining other-than-temporary impairment. An initial indicator of impairment for both marketable equity and debt securities is a sustained decline in market price below the amount recorded for that investment. We also consider the following factors:

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

•       Any changes in agencies’ ratings and any potential actions; and

•       Our investment horizon.

Market valuations represent the current fair value of a security at a specified point in time and do not represent the risk of repayment of the principal due to our ability to hold the security to maturity. Gains and losses on securities are only realized upon the sale of the security prior to maturity, whereas a credit downgrade represents an increased level of risk of other-than-temporary impairment, and will only be recognized if we assess the downgrade to challenge the issuer’s ability to service the debt and to repay the principal at contractual maturity.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, (SFAS No. 91) we use actual principal prepayment experience to calculate the constant effective yield necessary to apply the interest method in the amortization of purchase discounts or premiums on mortgage-backed securities. Estimates of future principal prepayments, provided by third-party market-data vendors, are used in addition to actual principal prepayment experience to calculate the constant effective yield necessary to apply the interest method in the amortization of purchase discounts or premiums on collateralized mortgage obligations.

Amortization of premiums and accretion of discounts on all other debt securities are included in interest income over the contractual terms of the underlying investment securities replicating the effective interest method.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Company Fair Value

Our non-marketable equity securities recorded pursuant to investment company fair value accounting consist of our investments in the following funds:

•       Direct equity venture fund, Silicon Valley BancVentures, LP, which makes equity investments in privately held companies;

•       Funds of funds, SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, and SVB Strategic Investors Fund III, LP, which make investments in venture capital funds; and

•       Special situation debt fund, Partners for Growth, LP, which provides financing to companies in the form of structured loans and equity investments.

A summary of our ownership interests in the investments held under investment company fair value accounting is presented in the following table:

Company Ownership in General Partner	Company Ownership%
Silicon Valley BancVentures Inc.(1)	100%
SVB Strategic Investors, LLC(2)	100%
SVB Strategic Investors II, LLC(2)	100%
SVB Strategic Investors III, LLC(2)	100%
Partners for Growth, LLC(3)	0%

Company Ownership in Limited Partner	Company Ownership%
Silicon Valley BancVentures, LP(1)	10.7%
SVB Strategic Investors Fund, LP(2)	12.6%
SVB Strategic Investors Fund II, LP(2)	8.6%
SVB Strategic Investors Fund III, LP(2)	100.0%
Partners for Growth, LP(3)	50.0%

Note—Entity’s results of operations and financial condition are included in the consolidated financial statements of SVB Financial Group net of minority interest.

(1)          The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by SVB Financial Group and has an ownership interest of 10.7% in Silicon Valley BancVentures, LP. The limited partners do not have substantive participating or kick-out rights. Therefore, Silicon Valley BancVentures, LP is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

(2)          The general partner of SVB Strategic Investors Fund, LP (SIF I), SVB Strategic Investors, LLC, is owned and controlled by SVB Financial Group and has an ownership interest of 12.6%. The general partner of SVB Strategic Investors Fund II, LP (SIF II), SVB Strategic Investors II, LLC, is owned and controlled by SVB Financial Group and has an ownership interest of 8.6%. The general partner of SVB Strategic Investors Fund III, LP (SIF III), SVB Strategic Investors III, LLC, is owned and controlled by SVB Financial Group and has an ownership interest of 100.0%  The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, SIF I, II, and III are consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in our consolidated net income.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)          The general partner of Partners for Growth, LP Partners for Growth, LLC, is not owned or controlled by SVB Financial Group. The limited partners of this fund have substantive kick-out rights by which the general partner may be removed without cause by simple majority vote of the limited partners. SVB Financial has an ownership interest of 50.01% in Partners for Growth, LP. Accordingly, the fund is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

Under investment company accounting, investments are carried at estimated fair value based on financial information obtained from the funds’ respective general partner. We utilize the most recent available financial information available from the investee general partner, usually September 30, for our December 31 consolidated financial statements adjusted for any contributions paid or distributions received from the investment during the fourth quarter. The valuations generally remain at cost until such time that there is significant evidence of a change in value based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. Thus, any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income. The portion of any investment gains or losses attributable to the limited partners is reflected as minority interest in net income (loss) of consolidated affiliates and adjusts SVB Financial Group’s investment returns to reflect its percentage ownership.

Equity Method

Our equity method non-marketable equity securities consist of an investment in a venture debt fund and several qualified affordable housing tax credit funds.

The venture debt fund investment is in Gold Hill Venture Lending 03, LP, which provides financing to privately-held companies in the form of loans and equity investments. SVB Financial Group has direct and indirect interest totaling 9.3% in Gold Hill Venture Lending 03, LP. Our total interest in Gold Hill Venture Lending 03, LP exceeds the 3%-5% ownership interest threshold established by EITF Topic D-46 for cost method accounting. Accordingly, this limited partnership investment is accounted for under the equity method. Thus, we recognize our proportionate share of the results of operations of this equity method investee in its results of operations, based on the most current financial information available from the investee.

We invest in several qualified affordable housing projects, which provide us benefits in the form of tax credits. Under EITF 94-1, “Accounting for Tax Benefits Resulting From Investments in Affordable Housing Projects” we account for such investments under the equity method in accordance with the provisions of the AICPA Statement of Position (SOP) 78-9, “Accounting for Investments in Real Estate Ventures.”

We review these investments at least quarterly for possible other than temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. We reduce our investment value when we consider declines in value to be other than temporary. We recognize the estimated loss as a loss on investment securities, a component of noninterest income.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•       In accordance with the provisions of Emerging Issue Task Force (EITF) Topic D-46, “Accounting for Limited Partnership Investments” (EITF Topic D-46), investments in limited partnerships in which we hold an ownership interest of less than 5% and in which we do not have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the cost method. These non-marketable equity securities include investments in venture capital funds.

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

We review these assets at least quarterly for possible other than temporary impairment. Our review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. We reduce the investment value when we consider declines in value to be other than temporary. We recognize the estimated loss as a loss on investment securities, a component of noninterest income.

Gains or losses on cost method investment securities that result from a portfolio company being acquired by a publicly traded company are marked to market when the acquisition occurs. The resulting gains or losses are recognized into consolidated net income on that date in accordance with EITF No. 91-5, “Nonmonetary Exchange of Cost-Method Investments”. Further fluctuations in the market value of these equity securities, which are classified as available for sale securities, are excluded from consolidated net income and are reported in accumulated other comprehensive income, net of applicable taxes, (OCI), a component of stockholders’ equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition value, are recognized in our consolidated net income.

Loans

Loans are reported at the principal amount outstanding, net of unearned loan fees. Unearned loan fees reflect residual unamortized deferred loan origination and commitment fees net of residual unamortized deferred loan origination costs. In addition to cash loan fees, we often obtain equity warrants to purchase a position in a client company’s stock in consideration for providing credit facilities. The grant date fair values of these equity warrant assets are deemed to be loan fees and are required to be deferred as unearned income and recognized as an adjustment of loan yield through loan interest income as prescribed by SFAS No. 91. The net amount of unearned loan fees is amortized into loan interest income

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

over the contractual terms of the underlying loans and commitments using the constant effective yield method, adjusted for actual loan prepayment experience, or the straight-line method, as applicable.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan losses charged to expense to provide for credit risk. Our allowance for loan and lease losses is established for estimated loan losses that are probable but not yet realized. The process of estimating loan losses is imprecise. We apply the following evaluation process to our loan portfolio to estimate the required allowance for loan and lease losses:

We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating and client niche. Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan and lease losses, as well as other account management functions. The allowance for loan and lease losses is allocated based on a formula allocation for similarly risk-rated loans and client niches and includes an allowance for individual loans deemed to be impaired under the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

Our evaluation process is designed to determine the adequacy of the allowance for loan and lease losses. We assess the risk of losses inherent in the loan portfolio by utilizing modeling techniques. For this purpose we have developed a statistical model based on historical loan loss migration to estimate an appropriate allowance for outstanding loan balances. In addition, we apply a macro allocation to the results of the aforementioned model to ascertain the total allowance for loan and lease losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan and lease losses rely, to a great extent, on the judgment and experience of our management.

Uncollectible Loans and Write-offs

Loans are considered for full or partial charge-offs in the event that principal or interest is over 180 days past due, the loan lacks sufficient collateral and it is not in the process of collection. We also consider writing off loans in the event of any of the following circumstances: 1) the impaired loan balances are not covered by the value of the source of repayment; 2) the loan has been identified for charge-off by regulatory authorities; and 3) any overdrafts over 90 days.

Other Real Estate Owned

Loans secured by real estate are transferred to Other Real Estate Owned (“OREO”) at the time of foreclosure. OREO is carried on our balance sheet at the lower of the recorded investment in the loan or the fair value of the property foreclosed upon less estimated costs of disposal. Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the fair value of the property less estimated costs of disposal is charged against the allowance for loan losses. Revenues and expenses

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of noninterest expense when incurred. OREO of $6.3 million is included in other assets at December 31, 2005 and there was no OREO included in other assets at December 31, 2004.

Allowance for Unfunded Credit Commitments

We record a liability for probable and estimable losses associated with our unfunded loan commitment being funded and subsequently being charged off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described above to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate a probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded commitments by credit risk-rating to derive the allowance for unfunded loan commitments. The allowance for unfunded credit commitments may also include certain macro allocations as deemed appropriate by our management. We reflect the allowance for unfunded credit commitments in other liabilities.

Nonaccrual Loans

SFAS No. 114 and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures” require us to measure the impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the agreement.

Loans are placed on nonaccrual status when they become 90 days past due as to principal or interest payments (unless the principal and interest are well secured and in the process of collection); or when we have determined, based upon currently known information, that the timely collection of principal or interest is doubtful; or when the loans otherwise become impaired under the provisions of SFAS No. 114.

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

If it is determined that the value of an impaired loan is less than recorded investment in the loan net of previous charge-offs and payments collected, we recognize impairment through an allowance for loan losses as determined by a SFAS No. 114 analysis.

Standby Letters of Credit

In accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45), we recognize a liability at the inception of a standby letter of credit equivalent to the premium of the fee received for such guarantee. The liability recognized at the inception of the guarantee is equivalent

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the premium or fee received. Among the types of guarantee contracts to which the provisions of FIN 45 apply are financial standby letters of credit and performance standby letters of credit.

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

We capitalize the costs of computer software developed or obtained for internal use in accordance with the provisions of SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized computer software costs consist of developed software, purchased software licenses and implementation costs.

For property and equipment that is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in noninterest expense in consolidated net income. We had no capitalized lease obligations at December 31, 2005 and 2004.

Lease Obligation

We lease all of our properties. It is our policy to evaluate and record leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, “Accounting for Leases,”(“SFAS No.13”), Financial Accounting Standards Board Technical Bulletin No. 88-1, “Issues Related to Account for Leases,” (“FTB No.88-1”) and Financial Accounting Standards Board Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period,” (“FSP No.13-1”).

At the inception of the lease, each property is evaluated under SFAS No. 13 to determine whether the lease will be accounted as an operating or capital lease. We do not have any capital leases. For leases that contain rent escalations or landlord incentives, we record the total rent payable during the lease term, as determined above, on a straight-line basis over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as lease obligation in accordance with FTB No. 88-1. We follow FSP No. 13-1 and recognize rent expense for facilities still under construction or leasehold improvement from the beginning date of the lease, even though the property cannot yet be occupied.

Federal Funds Purchased

Federal Funds Purchased are treated as unsecured financing transactions and are governed by our investment policies. Securities Sold under Agreements to Repurchase are treated as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. The value of our goodwill is supported by the free cash flows from the acquired businesses. As the goodwill carrying amount solely relates to the acquisition of SVB Alliant, a decline in earnings as a result of a decline in mergers and acquisitions transaction volume or a decline in the valuations of mergers and acquisitions clients could lead to impairment which would be recorded as an impairment of goodwill charge as a component of our consolidated net income.

On an annual basis or as circumstances dictate, our management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. We conduct our reviews of goodwill in accordance with the provisions of SFAS No. 142, which is based primarily on forecasted discounted cash flow analyses. The evaluation methodology for potential impairments is inherently complex and involves significant management judgment in the use of estimates and assumptions. We evaluate impairment using a two-step process. First, we compare the aggregate fair value of the reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we compare the “implied” fair value, defined below, of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing goodwill down to the implied fair value.

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

Fee-based Services Revenue Recognition

Corporate Finance Fee Income

Contingent fees earned for mergers and acquisitions advisory services are recognized, in accordance with the United States Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (SAB No. 104), when we have fully completed our contractual and regulatory obligations related to our client service engagements.

We recognize initial non-refundable retainer fees over the term of the contract if a term is specified, otherwise, the fee is recognized at the same time as the related contingent advisory fee, or when either we or our client terminates the contract.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Letter of Credit and Standby Letters of Credit Fee Income

Fees generated from letters of credit and standby letters of credit are deferred as a component of other liabilities and recognized in noninterest income over the commitment period using the straight-line method as the probability of the commitment being exercised was deemed to be remote.

Client Investment Fees

Client investment fees earned (excluding Rule 12(b)-1 fees) as well as related expenses from customer transactions on investment products are recorded on a settlement-date basis, which is not materially different than trade-date basis. Rule 12(b) 1 fees are earned and recognized over the period client funds are invested. Transactional base fees are earned and recognized on fixed income and equity securities when the transaction is executed on the clients’ behalf.

Other Fee Income

The following types of fee income are recognized as earned on a monthly basis:

•       Credit card fees

•       Deposit service charge fees

Reimbursement of Out of Pocket Expenses

We receive reimbursement of out of pocket expenses related to lending and other products offered. The reimbursements of these expenses are included in noninterest income.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Our federal and state income tax provisions are based upon taxes payable for the current year as well as current year changes in deferred taxes related to temporary differences between the tax basis and financial statement balances of assets and liabilities. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return, and consolidated, combined, or separate state income tax returns as appropriate.

Stock-Based Compensation

We have several stock-based employee compensation plans, which are described more fully in Note 16. Employee Benefit Plans. Each of our active stock compensation plans has been approved by our stockholders. We have elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, to account for our employee stock options rather than the alternative fair value accounting allowed by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148). APB No. 25 provides that the compensation

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expense relative to our employee stock options be measured based on the intrinsic value of the stock option. SFAS No. 123 as amended by SFAS No. 148 requires those companies that continue to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

We account for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (FIN 44).

We record compensation expense for the cost of restricted stock and restricted stock units by amortizing the grant date fair value of such grants over their vesting period.

Compensation expense related to the Employee Stock Purchase Plan (ESPP), used in determining the pro forma net income and basic and diluted earnings per share amounts, is calculated in accordance with the provisions of FASB Technical Bulletin No.97-1, “Accounting under Statement 123 for certain Employee Stock Purchase Plans with a Look-back Option.”

If compensation cost related to both our stock option awards to employees and directors and to the ESPP had been determined under the fair value method prescribed under SFAS No. 123, our net income, basic earnings per share, and diluted earnings per share would have been the pro forma amounts shown below for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
	2005	2004	2003
(Dollars in thousands, except per share amounts)
Net income as reported	$92,537	$63,866	$13,042
Add: Stock-based compensation expense included in reported net income, net of tax	4,299	1,620	772
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(21,434)	(21,388)	(19,780)
Pro forma net income	$75,402	$44,098	$(5,966)
Earnings (loss) per common share—basic:
As reported	$2.64	$1.81	$0.36
Pro forma	$2.15	$1.25	$(0.17)
Earnings (loss) per common share—diluted:
As reported	$2.40	$1.70	$0.35
Pro forma	$2.00	$1.22	$(0.17)

Earnings Per Share

We calculate earnings (loss) per common share in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (SFAS No. 128). SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share for companies with potential common shares, such as warrants and stock options. Accordingly, basic earnings (loss) per common share is computed using the weighted-average number of common stock shares outstanding during the period. Diluted earnings (loss) per common share is computed using the weighted-average number of common stock shares and potential common shares outstanding during the period. Potential common shares consist of contingently convertible debt (using the “treasury stock” method), and stock options. Common stock equivalent shares are excluded from the computation if the effect is antidilutive. The dilutive effect of our contingently convertible debt is included

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in earnings per share in accordance with the provisions of EITF 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-8).

Segment Reporting

We are organized into five lines of banking and financial services for management reporting: Commercial Banking, SVB Capital, SVB Alliant, Global Financial Services and Private Client Services and Other. These groups are strategic units that offer different services to different clients. They are managed separately because each segment appeals to different markets and, accordingly, requires different strategies. The results of operating segments are based on our internal profitability reporting process (see Note 22. Segment Reporting). As of December 31, 2005, only the Commercial Banking, SVB Capital and SVB Alliant business groups qualified as reportable segments as required by SFAS No. 131. The Private Client Services and Global Financial Services groups did not meet the separate reporting thresholds for segment reporting purposes. For further information on our reportable business segments, see Note 22. Segment Reporting.

Derivative Financial Instruments

We account for derivative instruments in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, and requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 was amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities” (SFAS No. 138) and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 138 and SFAS No. 149 amended and provided clarification on the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 has been applied prospectively and was effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 was applicable to existing contracts and new contracts entered into after June 30, 2003, if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist.

The accounting for changes in fair value of a derivative depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge and if the fair value hedge is fully effective, the gain or loss on the hedging instrument would offset the loss or gain on the hedged item attributable to the hedged risk. Any difference that does arise would be the result of hedge ineffectiveness, which is recognized in earnings. If the derivative instrument meets the qualification for the short-cut treatment, as defined by SFAS No. 133, the period end gross positive fair value is recorded in other assets or gross negative fair values are recorded in other liabilities and an offsetting amount is recorded to the asset or liability being hedged  (see Note 13. Derivative Financial Instruments).

Cash Flow Hedges

For derivative instruments that are designated and qualify as a cash flow hedge, or for foreign exchange forward contracts that are designated and qualify as a cash flow hedge, changes in the fair value of the effective portion of the derivative instrument are recognized in OCI. These amounts are reclassified

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from OCI and recognized in earnings when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The result of any hedge ineffectiveness is recognized immediately in earnings. We have not designated any derivatives as cash flow hedges in 2005, 2004 or 2003.

Derivatives

We define derivatives as derivatives that do not qualify for hedge accounting treatment as defined by SFAS No. 133, or derivatives that have not been designated in a hedging relationship. Changes in the fair value of derivatives that do not qualify for hedge treatment or are not designated in a hedging relationship are recognized immediately in earnings.

Warrants

We follow a 2001 interpretation of the SFAS No. 133, as it applies to derivative equity warrants with net settlement terms in private and public client companies. In general, derivative equity warrants that we hold entitle us to buy a specific number of shares of stock at a specific price over a specific time period. Certain warrants obtained by us include contingent provisions which set the underlying number of shares or strike price based upon certain future events. For example, the number of shares exercisable for some warrants is contingent upon the related lending facility, such as the extent of utilization of the facility, including draw frequency or amount. Or, in some cases, the underlying strike price of some warrants may be contingent upon the share price of a subsequent future round of equity financing of the issuer. Our warrant agreements contain net share settlement provisions, which permit the issuing company to deliver to us, upon our exercise of the warrant, the amount of shares with a current fair value equal to the net gain of the warrant agreement (sometimes described as a “cashless” exercise). Because our warrant agreements contain such net share settlement provisions, our equity warrant assets are required to be accounted for as derivative instruments under SFAS No. 133.

Under this accounting treatment required by SFAS No. 133, equity warrant assets in private and public companies which include net share settlement provisions, held by SVB Financial Group, are recorded at fair value and are classified as derivative assets, a component of other assets, on SVB Financial Group’s balance sheet at the time they are obtained.

The grant date fair values of these equity warrant assets are deemed to be loan fees and are required to be recognized as an adjustment of loan yield through loan interest income, as prescribed by SFAS No. 91. Similar to other loan fees, the yield adjustment related to grant date fair value of equity warrant assets, received directly in connection with the issuance of a credit facility, is recognized over the life of that credit facility (see Loan above).

Any changes from the grant date fair value of derivative equity warrant assets will be recognized as increases or decreases to other assets on our balance sheet and as net gains or losses on derivative investments, in noninterest income, a component of consolidated net income. If the warrants are in the money, we may exercise these equity warrant assets for shares, when a portfolio company completes an initial public offering on a publicly reported market or is acquired by a publicly traded company. On the date a warrant is exercised into equity securities, it is marked to market as a derivative asset with the resulting change in value recognized as a gain or loss on derivatives in noninterest income, a component of consolidated net income.

As of the exercise date, the basis or value in the equity securities is reclassified from Other Assets to Investment Securities line item on the balance sheet. The equity securities are classified as available-for-

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Instruments” (SFAS No. 115). In accordance with the provisions of SFAS No. 115, changes in fair value of securities designated as available for sale are excluded from net income and reported in accumulated other comprehensive income net of applicable taxes, which is a separate component of stockholders’ equity.

The equity warrant asset portfolio is comprised of warrants in companies from industries served by SVB Financial Group, as described in Note 1. Nature of Business. The fair value of the derivative equity warrant asset portfolio is reviewed quarterly. We value the warrants using an option pricing model approach, based on the standard Black-Scholes pricing model utilizing the following five material assumptions:

•       Underlying stock value was estimated based on information available, including any information regarding subsequent rounds of funding and a review of related customer credit files.

•       Volatility, or the quantification of the risk associated with the warrants over time, was based on guideline publicly traded companies or indices similar in nature to the underlying client companies issuing the warrant. A total of ten such indices were used. The volatility assumption for each warrant was calculated based on the average of the annualized daily volatility of a basket of comparable public companies over each of the fiscal quarters from January 1, 2002 to December 31, 2005.

•       Actual data on cancellations, expirations and exercises of the warrants was utilized as the basis for determining the expected remaining life of warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or initial public offerings (IPO), and cancelled due to events such as bankruptcies, cancellations, restructuring activities or additional financings.

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

Foreign Exchange Forwards

We enter into foreign exchange forward contracts with clients involved in international trade finance activities. We also enter into an opposite-way foreign exchange forward contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the contracts entered into with our clients. However, settlement, credit, and operational risks remain. We also enter into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange exposure risk related to certain foreign currency denominated loans. These contracts are not designated as hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts are recognized immediately in consolidated net income under gains (losses) on derivative instruments, net, a component of noninterest income. Period ended gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Exchange Option Contracts

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the client’s need. For each of the currency option contracts entered into with our clients, we enter into an opposite way foreign currency option contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates. Changes in the fair value of these contracts are recognized immediately in consolidated net income under net gains (losses) on derivative instruments, a component of noninterest income. Period ended gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.

Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock

We account for non-hedging contracts that are indexed to, and potentially settled in, a company’s own stock in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). EITF 00-19 provides for specific treatment of derivative financial instruments indexed to, and potentially settled in, a company’s own stock, depending on the settlement method. The settlement methods are:

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

EITF 00-19 specifies how a derivative financial instrument indexed to, and potentially settled in, a company’s own stock should be recorded as one of permanent equity, temporary equity, an asset or a liability depending on the settlement method. EITF 00-19 also includes provisions governing whether a derivative embedded into a Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock may be exempt from the provisions of SFAS No. 133.

Financial Instruments with Characteristics of Both Liabilities and Equity

We account for financial instruments with characteristics of both liability and equity according to the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150, issued by the FASB in May 2003, established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the Statement’s scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity or between the liabilities and equity sections of the statement of financial position. SFAS No. 150 requires financial instruments issued in the form of shares that are mandatorily redeemable (or embody an unconditional obligation requiring the issuer to redeem them by transferring their assets at a specified or determinable date or upon an event that is certain to occur) to be classified as liabilities. The statement was effective for financial instruments entered into or modified after May 31, 2003, and was effective at the beginning of the first interim period beginning after June 15, 2003. It required the reporting of the cumulative effect of a change in accounting principle for financial

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement was not permitted.

Recently Issued Accounting Pronouncements

SFAS No. 123(R) and SAB 107

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”). SFAS 123(R) requires us to measure all employee share-based compensation awards using a fair value based method, estimate award forfeitures, and record such expense in our consolidated statements of operations. In addition, the adoption of SFAS 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. Due to the issuance of U.S. Securities and Exchange Commission Final Rule 74 on April 21, 2005, SFAS 123(R) is effective beginning in our first quarter of fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) which provided implementation and disclosure guidance related to SFAS 123(R).

We plan to use the modified prospective transition method and Black-Scholes-Merton model to adopt this new standard and expect the adoption will have a material impact on the consolidated statements of income. We anticipate that upon adoption of SFAS 123(R), we will recognize share-based compensation cost on a straight-line basis over the requisite service period of awards. For the historical impact of share-based compensation expense, see “Stock Based Compensation” (above). We are still in the process of determining the impact of SFAS 123(R) on compensation expense. Uncertainties, including our future share-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, may cause the actual results to be different from our historical expense.

SFAS No. 154

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is also required for newly-issued pronouncements without specific transaction guidance. SFAS 154 requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. APB Opinion No. 20 previously required that such a change be reported as a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not believe this pronouncement will have a material impact on our consolidated financial results.

FSP 115-1

In November 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, and when that impairment should be considered other-than-temporary

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We do not believe this pronouncement will have a material impact on our consolidated financial results.

EITF 04-5

In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which requires general partners (or managing members in the case of limited liability companies) to consolidate their partnerships or to provide limited partners with rights to remove the general partner or to terminate the partnership. We are required to adopt the provisions of EITF 04-5 (i) immediately for partnerships formed or modified after June 29, 2005 and (ii) in the first quarter of fiscal 2006 for partnerships formed on or before June 29, 2005 that have not been modified. We do not expect that EITF 04-5 will have a material effect on our consolidated financial condition, results of operations or cash flows.

EITF No. 05-6

In June 2005, the EITF issued No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively and we will adopt it during the first quarter of fiscal 2006. We do not believe this pronouncement will have a material impact in our financial results.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Earnings Per Share

The following is a reconciliation of basic earnings per share to diluted earnings per share for the years ended December 31, 2005, 2004, and 2003:

(Dollar and shares in thousands, except per share amounts)	Net Income	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2005:
Income available to common stockholders—basic	$92,537	35,115	$2.64
Effect of dilutive securities:
Stock options, restricted stock and convertible debt	—	3,374
Income available to common stockholders and assumed conversions—diluted	$92,537	38,489	$2.40
Year Ended December 31, 2004:
Income available to common stockholders—basic	$63,866	35,215	$1.81
Effect of dilutive securities:
Stock options, restricted stock and convertible debt	—	2,297
Income available to common stockholders and assumed conversions—diluted	$63,866	37,512	$1.70
Year Ended December 31, 2003:
Income available to common stockholders—basic	$13,042	36,109	$0.36
Effect of dilutive securities:
Stock options and restricted stock	—	1,122
Income available to common stockholders and assumed conversions—diluted	$13,042	37,231	$0.35

In September 2004, the EITF reached final consensus on EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-8), that contingently convertible securities should be treated as convertible securities and included in the calculation of diluted earnings per common share. The potential dilutive effect of the contingently convertible debt using the treasury stock method was considered anti-dilutive in 2003, whereby the average price of our stock during the periods were less than the conversion price. The potential dilutive effect of the contingently convertible debt using the treasury stock method was approximately 1.3 million shares and 0.4 million shares as of December 31, 2005 and December 31, 2004, respectively. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted average conversion price for the average market price of the shares related to the contingently convertible debt. We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in our fully diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of EITF No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” (EITF 90-19) and SFAS No. 128, “Earnings Per Share” (SFAS No. 128). However, the exposure draft of SFAS No. 128R, if adopted in its proposed form, will require us to change our accounting for the calculation of EPS on our contingently convertible debt to the “if converted” method. The “if converted” treatment of the contingently convertible debt would have decreased EPS by $0.18 per diluted common share, or 7.5 percent for 2005 and by $0.17 per diluted common shares or 10.0 percent for 2004.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For a description of the convertible subordinated notes, see Note 11. Borrowings below.

4.   Reserves on Deposit with the Federal Reserve Bank

The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The average required reserve balance totaled $22.5 million in 2005 and $14.1 million in 2004. The cash balances at the Federal Reserve Bank of San Francisco are classified in cash and cash-equivalents.

5.   Securities Purchased under Agreement to Resell

Securities purchased under agreement to resell at December 31, 2005 consisted of U.S. Treasury securities, U.S. agency securities, private label mortgage-backed securities, which are rated A or better, and commercial paper rated not less than A1, P1 or F1. Securities purchased under agreement to resell totaled $66.0 million and $150.4 million at December 31, 2005 and 2004, respectively, and averaged $135.0 million and $395.3 million in 2005 and 2004, respectively. The maximum amount outstanding at any month-end during 2005 and 2004 was $211.5 million and $698.2 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Investment Securities

The following tables detail the major components of our investment securities portfolio at December 31, 2005 and 2004:

	December 31, 2005
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities:
U.S. Treasury securities	$29,944	$—	$(244)	$29,700
U.S. agencies and corporations:
Collateralized mortgage obligations	827,548	1,643	(16,547)	812,644
Mortgage-backed securities	510,276	616	(11,440)	499,452
Discount notes and bonds	270,006	5	(6,117)	263,894
Asset-backed securities	98,982	—	(1,501)	97,481
Commercial mortgage-backed securities	71,174	—	(1,748)	69,426
Obligations of states and political subdivisions	75,835	1,588	—	77,423
Marketable equity securities	605	28	—	633
Venture capital fund investments	2	—	—	2
Total available-for-sale securities	$1,884,372	$3,880	$(37,597)	$1,850,655
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments(2)				81,280
Other private equity investments(3)				26,782
Other investments(4)				25,300
Non-marketable securities (equity method accounting):
Other investments(5)				10,985
Low income housing tax credit funds				11,682
Non-marketable securities (cost method accounting):
Fund investments				26,924
Other private equity investments				3,662
Total investment securities				$2,037,270

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2004
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities:
U.S. Treasury securities	$30,013	$—	$(247)	$29,766
U.S. agencies and corporations:
Collateralized mortgage obligations	814,571	3,133	(3,785)	813,919
Mortgage-backed securities	592,282	4,372	(2,212)	594,442
Discount notes and bonds	280,611	200	(2,480)	278,331
Asset-backed securities	101,691	32	(727)	100,996
Obligations of states and political subdivisions	93,734	4,303	—	98,037
Other debt securities	10,001	—	(150)	9,851
Marketable equity securities	1,577	—	(234)	1,343
Total available-for-sale securities	$1,924,480	$12,040	$(9,835)	$1,926,685
Marketable equity securities (investment company fair value accounting)(1)				480
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments(2)				52,547
Other private equity investments(3)				15,720
Other investments(4)				8,969
Non-marketable securities (equity method accounting):
Other investments(5)				4,666
Low income housing tax credit funds				14,070
Non-marketable securities (cost method accounting):
Fund investments				27,409
Other private equity investments				3,656
Total investment securities				$2,054,202

(1)          Includes $0.5 million related to Silicon Valley BancVentures, LP, at December 31, 2004. We have a controlling interest of 10.7% in the fund.

(2)          Includes $58.7 million and $45.3 million related to our fund of funds, SVB Strategic Investors Fund, LP, as of December 31, 2005 and 2004, respectively. We have a controlling ownership interest of 12.6% in the fund. It also includes $22.1 million and $7.3 million related to SVB Strategic Investors Fund II, LP at December 31, 2005 and 2004, respectively. We have a controlling interest of 8.6% in the fund. Additionally, it includes $0.5 million related to SVB Strategic Investors Fund III, LP at December 31, 2005. We have a controlling ownership interest of 100.0% in the fund.

(3)          Includes $26.8 million and $15.7 million related to our venture capital fund, Silicon Valley BancVentures, LP, as of December 31, 2005 and 2004, respectively. We have a controlling ownership interest of 10.7% in the fund.

(4)          Includes $25.3 million and $9.0 million related to Partners for Growth, LP, at December 31, 2005 and 2004, respectively. We have a majority ownership interest of 50.01% in the fund.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)          Includes $5.3 million and $2.4 million related to Gold Hill Venture Lending Partners 03, LLC, the general partner of Gold Hill Venture Lending 03, LP, as of December 31, 2005 and 2004, respectively.  We have a majority interest of 90.7% in Gold Hill Venture Lending Partner 03, LLC. Gold Hill Venture Lending Partners 03, LLC has ownership interest of 5.0% in the fund. It also included $5.4 million and $2.3 million related to Gold Hill Venture Lending Partners 03, LP, as of December 31, 2005 and December 31, 2004, respectively. We have a direct ownership interest of 4.8% in the fund.

The following table breaks out our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months or 12 months or longer as of December 31, 2005:

	December 31, 2005
	Less than twelve months		Twelve months or longer		Total
	Fair Value of Investments	Unrealized Losses Investments	Fair Value of Investments(1)	Unrealized Losses(1)	Fair Value of Investments	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$19,822	$(113)	$9,878	$(131)	$29,700	$(244)
U.S. agencies and corporations:
Collateralized mortgage obligations	499,550	(6,740)	299,827	(9,807)	799,377	(16,547)
Mortgage-backed securities	376,146	(7,245)	96,718	(4,195)	472,864	(11,440)
Discount notes and bonds	93,311	(1,594)	145,583	(4,523)	238,894	(6,117)
Asset-backed securities	19,699	(302)	77,782	(1,199)	97,481	(1,501)
Commercial mortgage-backed securities	69,426	(1,748)	—	—	69,426	(1,748)
Total temporarily impaired securities	$1,077,954	$(17,742)	$629,788	$(19,855)	$1,707,742	$(37,597)

(1)          As of December 31, 2005, we identified investments totaling $629.8 million with unrealized losses of $19.9 million whose fair value has been less than their adjusted cost for a period of time greater than twelve months. We had one U.S. Treasury security totaling $9.9 million with an unrealized loss of $0.1 million which was purchased in October 2003. We had 34 securities classified as collateralized mortgage obligations totaling $299.8 million with unrealized losses of $9.8 million which were originally purchased between May 2002 and November 2004. We had 9 securities classified as mortgage-backed securities totaling $96.7 million with unrealized losses of $4.2 million which were originally purchased between June 2003 and February 2004. We had 13 securities classified as discount notes and bonds totaling $145.6 million with unrealized losses of $4.5 million which were originally purchased between February 2003 and August 2004. We had 14 securities classified as asset-backed securities totaling $77.8 million with unrealized losses of $1.2 million which were originally purchased between October 2002 and November 2004. All investments with unrealized losses for a period of time greater than twelve months are either rated AAA by Moody’s and/or S&P or are issued by the US Treasury government or a government-sponsored enterprise. Because these securities are of superior credit quality, the unrealized losses are due solely to increases in market interest rates and we expect to recover the impairment prior to or at maturity, thus the Company deems these impairments to be temporary. We have the intent and ability to hold the securities until the market value recovers. Market valuations and impairment analysis on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Securities—Remaining Contractual Principal Maturities

The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2005. Interest income on certain obligations of states and political subdivision (non-taxable investments) are presented on a fully tax-equivalent basis using the federal statutory tax rate of 35%. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities and collateralized mortgage obligations as contractual maturities are typically 15 to 30 years, whereas expected average lives of these securities are significantly shorter and vary based upon structure. Venture capital fund investments, other private equity investments, other investments, and low income housing tax credit funds are included in the table below as maturing after 10 years.

	December 31, 2005
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
	(Dollars in thousands)
U.S. Treasury securities	$29,700	3.06%	$19,813	2.64%	$9,887	3.89%	$—	—%	$—	—%
U.S. agencies and corporations:
Collateralized mortgage obligations	812,644	4.62	—	—	307	6.28	57,325	4.76	755,012	4.61
Mortgage-backed securities	499,452	4.88	167	5.90	299	5.94	11,674	6.40	487,312	4.84
Discount notes and bonds	263,894	3.53	34,825	3.17	219,191	3.52	9,878	5.00	—	—
Asset-backed securities	97,481	3.25	—	—	77,861	3.08	19,620	3.93	—	—
Commercial mortgage-backed securities	69,426	4.67	—	—	—	—	—	—	69,426	4.67
Obligations of states and political subdivisions	77,423	7.53	17,433	7.15	59,990	7.64	—	—	—	—
Low income housing tax credit funds	11,682	—	—	—	—	—	—	—	11,682	---
Marketable equity securities(1)	633	—	633	—	—	—	—	—	—	—
Venture capital fund investments	108,206	—	—	—	—	—	—	—	108,206	—
Other private equity investments	30,444	—	—	—	—	—	—	—	30,444	—
Other investments.	36,285	—	—	—	—	—	—	—	36,285	—
Total	$2,037,270	4.14%	$72,871	3.96%	$367,535	4.11%	$98,497	4.81%	$1,498,367	4.11%

(1)             Available for sale.

Investment securities with a fair value of $227.8 million and $123.0 million at December 31, 2005 and 2004, respectively, were pledged to secure certain public deposits and a line of credit at the Federal Reserve Bank of San Francisco discount window. For further information, see Note 11. Borrowings.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities for the years ended December 31, 2005, 2004, and 2003.

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Gross gains on investment securities:
Available-for-sale securities, at fair value	$306	$2,738	$—
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	10,375	5,568	1,541
Other private equity investments	3,153	3,163	2,324
Other investments	199	7	12
Non-marketable securities (cost method accounting):
Venture capital fund investments	2,911	1,282	154
Other private equity investments	50	1,035	2,113
Total gross gains on investment securities	16,994	13,793	6,144
Gross losses on investment securities:
Available-for-sale securities, at fair value	(2,441)	(535)	(1,447)
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(5,286)	(3,655)	(5,966)
Other private equity investments	(1,445)	(977)	(4,063)
Other investments	(630)	(48)	(40)
Non-marketable securities (cost method accounting):
Venture capital fund investments	(2,594)	(3,063)	(2,802)
Other private equity investments	(291)	(317)	(1,440)
Total gross losses on investment securities	(12,687)	(8,595)	(15,758)
Gains (losses) on investment securities, net	$4,307	$5,198	$(9,614)

7.   Loans and Allowance for Loan and Lease Losses

The detailed composition of loans, net of unearned income of $20.6 million and $18.4 million at December 31, 2005 and 2004, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2005	2004
Commercial loans	$2,410,893	$1,927,271
Vineyard development	104,881	80,960
Commercial real estate	20,657	18,562
Total real estate construction	125,538	99,522
Real estate term—consumer	39,906	27,124
Real estate term—commercial	10,694	16,720
Total real estate term	50,600	43,844
Consumer and other	256,322	237,951
Total loans, net of unearned income	$2,843,353	$2,308,588

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our loan classifications for financial reporting purposes differ from those for regulatory reporting purposes. Loans are classified for financial reporting purposes based upon the purpose and primary source of repayment of the loans. Loans are classified for regulatory reporting purposes based upon the type of collateral securing the loans.

A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging-growth or corporate technology companies in a variety of industries. The breakdown of total loans by industry sector is as follows:

	Percent of Gross Loans
	December 31,
Industry Sector	2005	2004
Software tools and applications	16.6%	16.1%
Venture capital	12.7	13.2
Premium wine	12.3	14.2
Private client services	10.2	11.2
All other sectors(1)	48.2	45.3
	100.0%	100.0%

(1)          No other industry sector represented more than 10.0% of total gross loans at December 31, 2005 or 2004.

As of December 31, 2005, our asset-based lending represents 12.9% of total gross loans and account receivable factoring represent 10.9% of total gross loans.

Approximately 48% and 13% of our outstanding gross loan balances are in the states of California and Massachusetts, respectively. There are no other states with balances greater than 10%.

The activity in the allowance for loan and lease losses for the years ended December 31, 2004, 2003, and 2002, is summarized below:

(Dollars in thousands)	2005	2004	2003
Balance at beginning of year	$37,613	$49,862	$58,366
(Recovery of) provision for loan losses	237	(10,289)	(9,892)
Loans charged off	(12,416)	(16,196)	(18,975)
Recoveries	11,351	14,236	20,363
Balance at end of year	$36,785	$37,613	$49,862

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $6.5 million and $14.3 million at December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, nonaccrual loans represented all impaired loans. There were no commitments available for funding to any clients with nonaccrual loans at December 31, 2005. No individual loans were deemed to be impaired under SFAS 114 at December 31, 2005, therefore, there was no allocation of the allowance for loan and lease losses related to impaired loans at December 31, 2005. The allocation of the allowance for loan and lease losses related to impaired loans was $4.2 million at December 31, 2004. Average impaired loans for the years ended December 31, 2005, 2004 and 2003 totaled $13.0 million, $15.0 million and $15.6 million, respectively. If these loans had not been impaired, $1.0 million, $1.1 million and $1.0 million in interest income would have been recorded during the years ended December 31, 2005, 2004 and 2003, respectively. We recorded $1.1 million interest income for the

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year ended December 31, 2005 and no interest income on such impaired loans for the years ended December 31, 2004 and 2003.

8.   Premises and Equipment

Premises and equipment at December 31, 2005 and 2004, consist of the following:

	Years ended December 31,
(Dollars in thousands)	2005	2004
Cost:
Computer software	$23,099	$19,581
Leasehold improvements	28,969	18,145
Computer hardware	12,852	10,174
Furniture and equipment	6,407	5,172
Total cost	71,327	53,072
Accumulated depreciation and amortization	(46,228)	(38,431)
Premises and equipment, net	$25,099	$14,641

We capitalize the costs of computer software developed or obtained for internal use in accordance to SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.”  Capitalized computer software costs consist of developed software, purchased software licenses and implementation costs. Costs capitalized at December 31, 2005 and 2004, amounted to $3.5 million and $4.4 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Goodwill

Goodwill totaled $35.6 million at December 31, 2005 and 2004. All of our goodwill at December 31, 2004, pertained to the acquisition of SVB Alliant (formerly Alliant Partners).

SVB Alliant

During the second quarter of 2005, we conducted our annual impairment review of SVB Alliant in accordance with the provisions of SFAS No. 142, based primarily on forecasted discounted cash flow analyses. The valuation analysis of SVB Alliant indicated no further impairment beyond that already identified and recorded.

During the second quarter of 2003, we conducted our annual impairment review of SVB Alliant, which elicited an indication of possible impairment. Despite an increase in revenues during the second quarter of 2003 compared to the first quarter of 2003, SVB Alliant failed to achieve the revenues projected by the financial model used to value SVB Alliant in connection with its original acquisition. In response to these indications, we engaged valuation consultants to assist us in the valuation of SVB Alliant, in compliance with the requirements of SFAS No. 142. Based on this valuation, we recorded an impairment charge of $17.0 million during the second quarter of 2003.

During the fourth quarter of 2003, it became apparent that the operating results of SVB Alliant during the second half of 2003 were substantially below the performance forecasted in connection with the second quarter analysis, primarily due to decreased fees associated with weak initial public offering (IPO) and mergers and acquisitions environments. We engaged the same business-consulting firm that assisted it with its annual impairment review during the second quarter of 2003 to assist it in conducting a valuation of SVB Alliant, in compliance with the requirements of SFAS No. 142. Based on this valuation, we recorded an impairment charge of $46.0 million during the fourth quarter of 2003. The total impairment charge for 2003 was $63.0 million.

Woodside Asset Management, Inc.

During the third quarter of 2004, we conducted our annual impairment review of Woodside Asset Management, Inc., which indicated possible impairment. Based primarily on an internal analysis of forecasted discounted cash flows, we recorded an impairment charge for the entire goodwill amount of $1.9 million during the third quarter of 2004. Woodside Asset Management, Inc. failed to achieve or exceed the projected operating results used as the basis of its valuation in connection with its original acquisition.

10.   Deposits

The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $272.2 million and $286.7 million at December 31, 2005 and 2004, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $1.6 million, $1.7 million, and $3.2 million for years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, time deposit accounts, individually exceeding $100,000 totaling $266.5 million were scheduled to mature within one year.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Borrowings

The following table represents outstanding borrowings at December 31, 2005 and 2004:

		December 31,	December 31,
(Dollars in thousands)	Maturity	2005	2004
0% Short-term borrowings(1)	September 28, 2005	$—	$9,120
Other borrowings	Overdraft	11	—
Revolving line of credit—venture debt fund	Due on Demand	—	700
Total other borrowings		$11	$9,820
Federal funds purchased and securities sold under agreement to repurchase	Less than one Month	$279,464	$—
Contingently convertible debt	June 15, 2008	147,604	146,740
Junior subordinated debentures	October 15, 2033	48,228	49,470

(1)    Relates to the acquisition of SVB Alliant (Alliant Partners) in 2001 and were payable to the former owners, who have been employed by us. These notes were discounted over their respective terms, based on market interest rates as of September 28, 2001.

Interest expense related to borrowings was $6.2 million, $3.0 million, and $4.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. Weighted average interest rate associated to our borrowings outstanding for the years ended December 31, 2005, 2004, and 2003 was 2.27%, 1.40%, and 3.15%, respectively.

Contingently Convertible Debt

On May 20, 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act and outside the United States to non-US persons pursuant to Regulation S under the Securities Act. The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all of our present and future senior debt. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. At the initial conversion price, each $1,000 principal amount of notes will be convertible into approximately 29.7374 shares of the Company’s common stock. This represents 4,460,610 shares of the Company’s common stock. Upon conversion, we will satisfy our obligations to holders by delivering, at our option, either 1) shares of our common stock, 2) cash or 3) a combination of cash and shares of our common stock. On August 14, 2003, we filed a shelf registration statement with the Securities and Exchange Commission, with respect to the resale of the notes and the common stock issuable upon the conversion of the notes. The fair value of the convertible subordinated notes at December 31, 2005 and 2004 was $212.6 million and $205.9 million, respectively, based on quoted market prices. We intend to settle the principal amount of $150.0 million (accreted value) in cash. Based on the terms of the notes, if, at any time before June 15, 2007, the per share stock price on the last trading day of the immediately preceding fiscal quarter was 110% or more of the then current conversion price, the notes would become convertible. The notes were convertible during 2005, due to the share price exceeding 110% of the conversion price at each fiscal quarter end during 2005. Accordingly, during 2005, our note holders held the right at their option, to convert their notes, in whole or in part, subject to certain limitations, at the

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conversion price of $33.6277. In 2005, holders of $0.1 million of notes elected to exercise their conversion option rights. We elected to settle the conversions in cash. No conversions occurred prior to 2005.

Concurrent with the issuance of the convertible notes, we entered into a convertible note hedge and a warrant transaction with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the notes (see Note 13. Derivative Financial Instruments—Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock).

7.0% Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. Distributions for the years ended December 31, 2005 and December 31, 2004 were $3.5 million. There were no distributions in 2003. The junior subordinated debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent that we redeem any debentures earlier. We may redeem the debentures prior to maturity in whole or in part, at our option, at any time on or after October 30, 2008. In addition, we may redeem the debentures, in whole but not in part, prior to October 30, 2008, upon the occurrence of certain events. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. We entered into a fixed to variable interest rate swap agreement related to these junior subordinated debentures (see Note 13. Derivative Financial Instruments). The fair value of the 7.0% junior subordinated debentures is included in Note 19. Fair Value of Financial Instruments. We have guaranteed the trust preferred securities issued by SVB Capital II (see Note 12. Commitments and Contingencies).

Available Lines of Credit

As of December 31, 2005, we had available $441.0 million in Federal funds lines of credit, $236.0 million were unused.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Commitments and Contingencies

Operating Leases

We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2014, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases as of December 31, 2005:

Years Ended December 31, (Dollars in thousands):
2006	$10,054
2007	9,565
2008	8,981
2009	6,920
2010	4,646
2011 and thereafter	9,304
Total	$49,470
Less: Income from subleases	(191)
Net minimum operating lease payments	$49,279

Rent expense for premises and equipment leased under operating leases totaled $10.7 million, $12.1 million, and $11.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Legal Matters

On May 24, 2001, Gateway Communications, Inc. (Gateway) filed a lawsuit in the United States Bankruptcy Court for the Southern District of Ohio (Western Division) naming the Bank as a defendant. Gateway (the debtor in the bankruptcy case) alleges that the Bank’s actions in connection with a loan resulted in Gateway’s bankruptcy, and seeks $20,000,000 in compensatory damages, punitive damages, interest and attorneys’ fees. On June 24, 2003, the Court dismissed four of the five counts in the complaint, including the claim for punitive damages, leaving one breach of contract claim. We believe that the sole remaining claim has no merit and intends to defend the lawsuit vigorously. Thus, the Company has not

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrued any amount related to potential damages from this case as they are not considered probable and reasonably estimable. The action is scheduled for trial in July 2006.

We are unable to predict at this time the final outcome of the above matter and the ultimate effect, if any, on our liquidity, consolidated financial position or results of operations.

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, or results of operations. Where appropriate, as we determine, reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.”  The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material effect.

13.   Derivative Financial Instruments

We designate a derivative as held for hedging purposes or non-hedging when we enter into a derivative contract. The designation may change based upon management’s reassessment or changing circumstances. Derivative instruments that we obtain or use include interest rate swaps, forward contracts, options and warrants. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets and/or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option or warrant contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument (including another derivative financial instrument), index, currency or commodity at a predetermined rate or price during a period or at a time in the future. Option or warrant agreements can be transacted on organized exchanges or directly between parties. The gross positive fair values of derivative assets are recorded as a component of the other assets line item on the balance sheets. The gross negative fair values of derivative liabilities are recorded as a component of the other liabilities line item on the balance sheets.

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives as of December 31, 2005 and 2004 were:

	At December 31, 2005
	Notional or contractual amount	Credit risk Amount(1)	Estimated net fair value
	(Dollars in thousands)
Fair Value Hedge
Interest rate swap	$50,000	$—	$(1,314)
Derivatives
Foreign exchange spot and forwards	432,733	5,701	766
Foreign currency options(2)	18,772	101	—
Equity warrant assets(3)	108,574	27,802	27,802
Equity conversion option	1,000	451	451

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	At December 31, 2004
	Notional or contractual amount	Credit risk Amount(1)	Estimated net fair value
	(Dollars in thousands)
Fair Value Hedge
Interest rate swap	$50,000	$49	$49
Derivatives
Foreign exchange spot and forwards	525,434	10,011	(431)
Foreign currency options(2)	13,460	47	—
Equity warrant assets(3)	108,928	28,928	28,928

(1)          Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties.

(2)          The fair value of these contracts is zero because the fair value of the option contracts written with our clients offsets the fair value of the opposite way option contract obtained by us from a third party financial institution.

(3)          The notional value of equity warrant assets was calculated by aggregating the mathematical product of each warrant’s strike price and the number of shares under the warrant.

Fair Value Hedges

Derivative instruments that we hold as a part of our interest rate risk management may include interest rate swaps, caps and floors, and forward contracts. On October 30, 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair values associated with the majority of our 7.0% fixed rate, junior subordinated debentures. For information on our junior subordinated debentures, see Note 11. Borrowings.

The terms of this fair value hedge agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. Because the swap meets the criteria for the short-cut treatment, the benefit or expense is recorded in the period incurred. This derivative agreement provided a benefit of $1.2 million, $2.2 million and $1.4 million in 2005, 2004 and 2003, respectively, compared to interest expense that would have been incurred under a 7% fixed interest rate. The swap agreement mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. We assume no ineffectiveness as the swap agreement meets the short-cut method requirements under SFAS No. 133 as amended, for fair value hedges of debt instruments. As a result, changes in the fair value of the swap are offset by changes in the fair value of the junior subordinated debentures, and no net gain or loss is recognized in earnings. Changes in the fair value of the derivative agreement and the junior subordinated debentures are primarily dependent on changes in market interest rates.

Derivatives

We enter into various derivative contracts primarily to provide derivative products or services to customers. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. All of these contracts are carried at fair value with changes in fair value recorded on the line

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

item gains (losses) on derivatives, net as part of our noninterest income, a component of consolidated net income.

We enter into foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. For each of the foreign exchange forward contracts and non-deliverable foreign exchange forward contracts entered into with our clients, we enter into an opposite way foreign exchange forward contract and non-deliverable foreign exchange forward contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates. These contracts are short-term in nature, typically expiring within one year. We have not experienced nonperformance by counterparties and therefore has not incurred related losses. Further, we anticipate performance by all counterparties to such agreements.

We enter into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange exposure risk related to certain foreign currency denominated loans. These contracts are short term in nature, typically expiring within one year. We have not experienced nonperformance by counterparties and therefore have not incurred related losses. Further, we anticipate performance by all counterparties to such foreign exchange forward contracts.

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the client’s need. For each of the currency option contracts entered into with our clients, we enter into an opposite way foreign currency option contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates. These contracts typically expire in less than one year. We have not experienced nonperformance by counterparties and therefore have not incurred related losses. Further, we anticipate performance by all counterparties.

We obtain derivative equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The purpose of obtaining warrants from client companies is intended to increase future revenue. The change in fair value of equity warrant assets is recorded in noninterest income, a component of consolidated net income. The change in fair value of the equity warrant assets resulted in a net gain of $3.3 million, $2.7 million and $8.2 million at December 31, 2005, 2004 and 2003, respectively.

Derivative Fair Value Instruments Indexed to and Potentially Settled in a Company’s Own Stock

Concurrent with the issuance of the $150 million principal amount of contingently convertible notes, (See Note 11. Borrowings), we entered into a convertible note hedge (purchased call option) at a cost of $39.3 million and a warrant transaction providing proceeds of $17.4 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the contingently convertible notes.

At issuance under the terms of the convertible note hedge, upon the occurrence of conversion events, we acquired the right to purchase up to approximately 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19. In 2005, we exercised our right to purchase 1,903 shares under the terms of the convertible bond hedge.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At issuance under the warrant agreement, the counterparty could purchase up to approximately 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008. The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF 00-19. Due to conversion events in 2005, the counterparty’s right to purchase our stock under warrant has been decreased by 1,903 shares. Also see Note 3. Earnings Per Share.

On May 20, 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, (See Note 11. Borrowings). These notes include a conversion feature which is indexed to and could potentially be settled in our stock. The conversion option is an embedded derivative, which, pursuant to paragraphs 11(a) and 12(c) of SFAS No. 133, qualifies as an embedded derivative indexed to our stock which would be classified in stockholders’ equity if it was a freestanding derivative. Thus, the embedded derivative is not considered a derivative for purposes of SFAS No. 133 and is not recorded on our financial statements at fair value.

14.   Common Stock Repurchases

$75.0 Million Share Repurchase Program Authorized by the Board of Directors, Effective January 27, 2005.

On January 27, 2005, we announced that our Board of Directors authorized the repurchase of up to an additional $75.0 million of common stock under our stock repurchase program, in conjunction with the $160.0 million originally approved in May 2003. The additional $75.0 million of shares may be repurchased at any time, at our discretion, before June 30, 2006, in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, the repurchase of the additional shares may be commenced or suspended at any time prior to June 30, 2006, without any prior notice. Since May 2003, when the program was approved by the Board of Directors, we have repurchased 6.5 million shares totaling $203.5 million as of December 31, 2005. The approximate dollar value of shares that may still be repurchased under this program is $31.5 million. Under this program, we repurchased in aggregate 1.7 million shares totaling $77.7 million in 2005.

$160.0 Million Share Repurchase Program Authorized by the Board of Directors, Effective May 7, 2003

On May 7, 2003, we announced that our Board of Directors authorized a stock repurchase program of up to $160.0 million. This program became effective immediately and replaced previously announced stock repurchase programs. Under this program, we repurchased in aggregate 0.3 million shares of common stock totaling $12.6 million in 2004. In 2003, we repurchased in aggregate 4.5 million shares of common stock totaling $113.2 million. On May 20, 2003, we purchased 1.3 million shares of common stock for approximately $33.4 million in conjunction with our convertible note offering (see Note 11. Borrowings). Additionally, during the three months ended June 30, 2003, we entered into an accelerated stock repurchase (ASR) agreement for 3.2 million shares at an initial price of $79.9 million. We completed our settlement obligations under this ASR agreement in the third quarter of 2003.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Income Taxes

The components of our provision for income taxes for the years ended December 31, 2005, 2004 and 2003, consisted of the following. The amount of current taxes receivable was $0.1 million as at December 31, 2005 and $2.1 million as of December 31, 2004.

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Current provision:
Federal	$47,353	$24,207	$14,418
State	14,395	8,975	5,560
Deferred expense (benefit):
Federal	(1,662)	3,940	(12,536)
State	672	1,632	(3,268)
Income tax expense	$60,758	$38,754	$4,174

The reconciliation between the federal statutory income tax rate and our effective income tax rate for the years ended December 31, 2005, 2004, and 2003, were as follows:

	Years Ended December 31,
	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
Meals and entertainment	0.3	0.7	3.9
State income taxes, net of the federal tax effect	6.4	6.7	8.7
Tax-exempt interest income	(0.8)	(1.7)	(12.5)
Low-income housing tax credit	(1.5)	(2.1)	(11.8)
Other-net	0.2	(0.8)	0.9
Effective income tax rate	39.6%	37.8%	24.2%

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets (liabilities) at December 31, 2005 and 2004, consisted of the following:

	December 31,
(Dollars in thousands)	2005	2004
Deferred tax assets:
Allowance for loan and lease losses	$21,268	$21,864
Other accruals not currently deductible	9,380	8,685
State income taxes	3,343	1,738
Premises and equipment and other intangibles	4,923	5,084
Equity warrant assets	3,984	526
Goodwill	12,570	15,450
Net unrealized losses on AFS investment securities	14,272	—
Other	2,528	1,215
Deferred tax assets	72,268	54,562
Deferred tax liabilities:
Loan fee income	(11,783)	(10,117)
Net unrealized gains on AFS investment securities	—	(920)
Investments	(1,238)	(846)
Other	(386)	—
Deferred tax liabilities	(13,407)	(11,883)
Net deferred tax assets	$58,861	$42,679

We believe a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

16.   Employee Benefit Plans

We have the following employee benefit plans:  (i) equity incentive plans, (ii) Incentive Compensation Plan, (iii) Direct Drive Incentive Compensation Plan, (iv) SVB Financial Group 401(k) and Employee Stock Ownership Plan, (v) Employee Stock Purchase Plan, (vi) Employee Home Ownership Plan, (vii) SVB Qualified Investors Fund LLC, (viii) SVB Qualified Investors Fund II, LLC and (ix) Deferred Compensation Plan.

Equity Incentive Plans

Each of our active stock option plans has been approved by our stockholders. The 1997 Equity Incentive Plan (the 1997 Plan), provides for the grant of incentive stock options to employees and nonstatutory stock options, stock appreciation rights, restricted stock purchase awards, stock bonuses, and restricted stock units (collectively Stock Awards) to employees, directors and non employees. The 1997 Plan provides a means by which selected employees, directors and non employees of the Company may be given an opportunity to purchase shares of our common stock at a price not less than 100% of the fair market value of the common stock on the date the option is granted for incentive and nonstatutory stock or receive cash based on stock appreciation. Options may vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant. We, by means of the 1997 Plan, seek to retain the services of persons who are now employees and directors of, or non employees to, us or our affiliates; to secure and retain the services of new employees, directors, and non employees; and

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to provide incentives for such persons to exert maximum efforts for our success and for the success of our affiliates.

The table below provides stock option information related to the 1989 Stock Option Plan and the 1997 Plan for the years ended December 31, 2005, 2004, and 2003:

	Years Ended December 31,
	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at
beginning of year	6,646,760	$27.40	6,659,967	$24.58	6,234,638	$22.63
Granted	449,315	44.81	1,326,899	37.28	1,780,162	29.11
Exercised	(656,688)	22.93	(981,455)	20.98	(728,277)	15.56
Forfeited	(414,932)	32.11	(358,651)	28.95	(626,556)	27.13
Outstanding at end of year	6,024,455	28.84	6,646,760	27.40	6,659,967	24.58
Exercisable at end of year	3,775,634	$25.43	3,170,309	$23.54	2,764,034	$21.18

The following table summarizes information regarding stock options outstanding as of December 31, 2005:

	Outstanding Options			Vested Options
Ranges of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 8.25 - $17.00	640,782	2.69	$11.30	628,159	$11.19
17.07 - 22.50	648,110	6.67	19.41	462,221	19.47
22.97 - 25.17	1,014,455	3.36	24.54	692,802	24.29
25.29 - 26.06	648,868	5.56	26.02	644,994	26.02
26.24 - 31.29	718,988	5.88	30.47	552,844	30.37
31.40 - 35.26	745,360	3.24	34.85	420,188	34.61
35.54 - 36.56	716,785	5.22	35.77	189,470	35.81
36.63 - 43.49	611,707	5.95	41.77	103,331	40.89
43.62 - 51.61	261,400	5.94	46.96	63,625	48.93
51.69 - 51.69	18,000	4.72	51.69	18,000	51.69
$ 8.25 - $51.69	6,024,455	4.76	$28.84	3,775,634	$25.43

At December 31, 2005, options for 1,784,765 shares were available for future grant under the 1997 Plan.

To the extent that a stock award is made from this reserve, in the form of stock options the 1,784,765 share reserve will be reduced by an amount equal to the number of shares subject to that award. Further, if shares acquired from the 1,784,765 share reserve pursuant to stock options are forfeited, the number of shares so forfeited will return to the 1,784,765 share reserve and will again become available for issuance.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To the extent that a stock award is made from this reserve, in the form of a stock bonus award, restricted stock purchase agreement or restricted stock unit, the 1,784,765 share reserve will be reduced by an amount equal to two times the number of shares subject to that award. Further, if shares acquired from the 1,784,765 share reserve pursuant to a stock bonus award, restricted stock purchase agreement or restricted stock unit are forfeited, two times the shares so forfeited will return to the 1,784,765 share reserve and will again become available for issuance.

The 1997 Plan provides for the granting of shares of our common stock to directors, employees, and non employees. Shares granted under this plan may be subject to certain vesting requirements and resale restrictions (“restricted stock”). For the years ended December 31, 2005 and 2004, we made restricted stock awards and granted restricted stock units for 174,811 shares of restricted stock at a weighted-average fair value of $45.13 per share and 156,025 shares at a weighted-average fair value of $36.81 per share, respectively. At December 31, 2005, there were 252,068 shares of restricted stock outstanding, the vesting of these shares occurs on various dates through the years ending December 31, 2006, 2007, and 2008.

We recognized $7.1 million, $3.6 million and $1.1 million in employee and non-employee stock-based compensation costs resulting from the amortization of unearned compensation related to restricted stock and other miscellaneous employee and non-employee stock awards for the years ended December 31, 2005, 2004, and 2003, respectively.

If compensation cost related to both our stock option awards to employees and directors and to the ESPP had been determined under the fair value method prescribed under SFAS No. 123, our net income would have been reduced by $17.1 million, $19.8 million and $19.0 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

The fair value of the stock option grants used in determining the pro forma net income and the basic and diluted earnings per share amounts were estimated using the Black-Scholes single option-pricing model with the following average assumptions for the years ended December 31, 2005, 2004, and 2003:

	Years Ended December 31,
	2005	2004	2003
Expected term of options in years	5.1	4.7	4.0
Volatility of the Company’s underlying common stock	37.1%	63.6%	70.6%
Risk-free interest rate	4.05%	3.58%	2.98%
Dividend yield	—%	—%	—%
Weighted average fair value	$17.61	$20.40	$15.82

The expected term was based on the implied term of the stock options using a lattice option-pricing model with early exercise factors based on historic employee exercise behavior. The expected volatility for the year ended December 31, 2005 was calculated using a blended rate consisting of equal measures of our historic volatility and our expected volatility over a five year term. Expected volatility for the years ended December 31, 2004 and 2003 was calculated as the historical volatility of our common stock using a five-year term. The expected risk-free interest rates for all periods were based on the yields of Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Incentive Compensation Plan

Incentive Compensation Plans (ICP) are bonus programs paid based on the financial results of our various business units. Awards are distributed based on management’s assessment of individual employee performance. Our total contributions to the ICP were $26.6 million, $28.6 million, and $12.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Direct Drive Incentive Compensation Plan

Direct Drive Incentive Compensation Plan (Direct Drive) is a semiannual sales incentive program. Payments are based on sales teams’ performance to predetermined financial targets. Actual awards for each sales team member under Direct Drive is based on (i) the actual results and financial performance with respect to the gross profit targets, (ii) the sales team payout targets, and (iii) the sales team member’s sales position and team payout allocation. We define gross profit targets as the revenue goals for total interest income after funds transfer pricing (“FTP”) and noninterest income. Warrant income is not included in the gross profit targets. Additionally, sales team members may receive a discretionary award based on management’s assessment of such member’s contributions and performance during the applicable fiscal year, regardless of achievement of team gross profit targets. Expense related to Direct Drive was $6.0 million, $5.1 million and $3.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

SVB Financial Group 401(k) and Employee Stock Ownership Plan

The SVB Financial Group 401(k) (the 401(k) Plan) and Employee Stock Ownership (ESOP) Plan (collectively referred to as the Plan) is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular employees are eligible to participate.

Employees participating in the 401(k) Plan are allowed to contribute up to 75% of their pre-tax compensation as defined in the Plan, up to the maximum amount allowable under federal income tax regulations of $14,000 and $13,000 for the years ended December 31, 2005 and 2004 respectively. We match the employee’s contributions dollar-for-dollar, up to 5% of the employee’s pre-tax compensation as defined in the Plan. Our matching contributions vest immediately. Our matching 401(k) Plan contributions totaled $4.5 million, $3.6 million, and $3.0 million for the years ended December 31, 2005, 2004, and 2003, respectively. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.

Discretionary ESOP contributions, based on our consolidated net income, are made by us to all eligible individuals employed by us on the last day of the fiscal year. We may elect to contribute cash, or our common stock, in an amount not exceeding 10.0% of the employee’s eligible compensation earned in the fiscal year. The ESOP contributions vest in equal annual increments over five years. Forfeited balances of terminated participants’ nonvested accounts are used first to restore previously forfeited amounts of rehired participants’ accounts and are then used to pay administrative expenses and to reduce future Company contributions to the Plan. Forfeited nonvested accounts totaled $0.4 million at December 31, 2005 and $0.8 million at December 31, 2004, respectively. During 2005, Company contributions to the Plan were reduced by $0.3 million from forfeited nonvested accounts, and administrative expenses totaling $0.2 million were paid from the forfeited nonvested accounts.

Our contributions to the ESOP totaled $6.3 million, $6.8 million and $3.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, the ESOP owned 970,346 shares

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of our common stock. All shares held by the ESOP are treated as outstanding shares in both our basic and diluted earnings per share computations. At December 31, 2005, we had not committed any shares to the ESOP program.

We amended the Plan in 2004 and added a Profit Sharing Account, which is employee directed. Discretionary Profit Sharing Contributions, subject to our determination  will be made to all eligible individuals who are employed on the last day of the fiscal year.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (ESPP) under which participating employees may annually contribute up to 10% of their gross compensation to purchase shares of our common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees are eligible to participate in the ESPP. Eligible employees become Plan participants on the first day of hire. To be eligible, an employee must, among other requirements, be age 18 or above and complete at least one hour of service as an employee of us or any of our affiliates. The ESPP is non-compensatory to the employees and results in no expense to us under APB 25. Effective January 1, 2006, we will be required to recognize compensation expense in accordance with SFAS 123R. See Recent Accounting Pronouncements in Note 2. Summary of Significant Accounting Policies. For the first six-month offering period of 2005, 68,520 shares of our common stock were issued at $38.08 per share, while 44,812 shares of our common stock were issued at $39.81 per share for the second six-month offering period of 2005. At December 31, 2005, a total of 986,613 shares of our common stock were reserved for future issuance under the ESPP.

Employee Home Ownership Plan

The Employee Home Ownership Plan (EHOP) is a benefit plan that provides for the issuance of mortgage loans at favorable interest rates to eligible employees. Eligible employees may apply for a fixed-rate mortgage which is amortized over 30 years and is due and payable in either five or seven years on their primary residence. Applicants must qualify for a loan through the usual mortgage review and approval process, which is typical of industry standards. The maximum loan amount cannot be greater than 80.0% of the lesser of the purchase price or the appraised value. The interest rate on the note is written at the then market rate for five year (5/1) or seven year (7/1) mortgage loans as determined by us. However, provided that the applicant continues to meet all the eligibility requirements, including employment, the actual rate charged to the borrower shall be 2.0% below the market rate. The loan rate shall not be less than 25 basis points over the greater of either the five-year Treasury Note rate or the monthly Applicable Federal Rate for medium-term loans as published by the Internal Revenue Service. The loan rate will be fixed at the time of approval and locked for 30 days. We recognize as compensation expense the aggregate dollar amount by which interest charged to an employee under the EHOP is less than the market rate of interest that would be charged for a comparable loan. Compensation expense attributable to loans issued under the EHOP for the years ended December 31, 2005 and 2004 was $0.4 million and $0.3 million, respectively, and no compensation expense was recognized in the year ended December 31, 2003.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activities of all EHOP loans to employees for the years ended December 31, 2005 and 2004:

	Years Ended December 31,
(Dollars in thousands)	2005	2004
Balance at beginning of year	$24,805	$15,514
Loan proceeds disbursed for EHOP	10,328	16,068
Loan repayments for EHOP	(3,899)	(6,777)
Balance at end of year	$31,234	$24,805

SVB Qualified Investors Fund LLC

SVB Qualified Investor Fund LLC (“QIF”) was formed on behalf of certain eligible employees. The fund was initially fully capitalized by equity contributions by employees. The funds principal purpose is to invest in a select number of private equity funds managed primarily by SVB Financial or its affiliates. The fund will continue until December 12, 2013, unless terminated sooner or extended in accordance with the fund operating agreement.

In 2005, we formed SVB Qualified Investors Fund II, LLC, which is similarly structured as QIF. The fund will continue until April 8, 2018, unless terminated sooner or extended in accordance with the fund operating agreement. We incurred fund administration costs of approximately $0.2 million for both funds for the year ended December 31, 2005. For QIF we incurred fund administration costs of $0.1 million for the year ended December 31, 2004 and $0.2 million for the year ended December 31, 2003.

Deferred Compensation Plan

In October 2004, we established the Silicon Valley Bank Deferred Compensation Plan (the DC Plan). The DC Plan became effective on January 1, 2005. Under the DC Plan, eligible employees may elect to defer up to 25% of their base salary and/or up to 100% of any bonus payment to which they are entitled, for a period of twelve consecutive months, beginning January 1 and ending December 31. Executive officers and certain senior managers are eligible to participate in the DC Plan, and any amounts deferred under the DC Plan will be invested and administered by us (or such person we designate). Deferrals under the DC Plan were $0.3 million for the year ended December 31, 2005. Gains on the DC Plan investments for the same period were $19.8 thousand.

17. Related Parties

Loan Transactions

In November 2005, the Bank extended a line of credit in the amount of $1.0 million to Skalli Corporation (dba St. Supery Vineyards and Winery). Michaela Rodeno, one of our directors, is the Chief Executive Officer of St. Supery. No amount was drawn on this line of credit during 2005. The loan expires in October 2006, with interest payable monthly. The loan had an interest rate at the Bank’s prime rate plus 225 basis points.

In August 2005, the Bank extended a revolving line of credit in the aggregate amount of $20.0 million to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. We have a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The line of credit expires in August 2006 and bears an

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest rate of prime plus one percent. The highest aggregate balance outstanding during 2005 was approximately $15.0 million.

In December 2004, the Bank extended a line of credit in the amount of $1.3 million to Deer VI & Co, LLC, with which Felda Hardymon, one of our directors, is a member with a non-voting interest. The loan was unsecured and was fully guaranteed by Deer Management Co., LLC, with which Mr. Hardymon is also a member with a non-voting interest.  The original line expired in September 2005, and was extended and increased to $2.0 million in November 2005. The increased line expires in September 2006, with interest payable quarterly. The largest principal amount outstanding during 2005 was $1.7 million. The interest rate for the loan was the Bank’s prime rate.

In December 2003, the Bank made a loan in the amount of $2.0 million to National Contract Associates, Inc. The loan matured in December 2004 but was extended for one year to December 2005, and paid off in full in December 2005. The largest principal amount outstanding during 2005 was $1.8 million. The loan bore an interest rate of the Bank’s prime rate plus 200 basis points, payable monthly. The loan was personally guaranteed by Mr. H.A. Schupf, who was one of our principal stockholders during part of this period and whose son-in-law is an officer of the borrower.

In August 2000, we made an interest-free loan in the amount of $0.5 million to Marc Verissimo to assist in the purchase of his primary residence. The loan matures in March 2006 and is unsecured. The largest principal amount outstanding during 2005 (and the principal amount outstanding on December 31, 2004) was $0.5 million.

During 2005, the Bank made loans to certain companies in which certain venture funds with which some of our directors are affiliated, are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

Fund Investments

In 2000, we formed two venture investment funds: the SVB Investor Strategic Investors Fund, L.P. (“SIF”) and the Silicon Valley BancVentures, L.P. (“SVBV”). SIF is a $121.8 million venture fund of funds that invests in other venture funds and SVBV is a $56.1 million direct equity investment fund that invests in privately-held companies. Both funds are managed by their respective general partners, which are wholly-owned subsidiaries and hold a minority interest in the respective funds. Certain of our directors have also invested in the funds and hold a minority interest: Messrs. Hardymon (through his family partnership) ($0.9 million) and Porter ($0.5 million) are limited partners of SIF, and Messrs. Hardymon (through a family limited partnership) ($1.5 million) and Kramlich ($1.0 million) are limited partners of SVBV. Mr. H.A. Schupf, a principal stockholder, is also a limited partner of SVBV ($0.5 million).

In 2004, we created the SVB Investor Strategic Investors Fund II, L.P. (“SIF II”), which closed in June 2005. SIF II is a $175.0 million venture of funds that invests in other venture funds. SIF II is also managed by its general partner, which is a wholly-owned subsidiary and holds a minority interest in the fund. Certain of our directors have invested in SIF II and hold a minority interest: Messrs. Hardymon (through his family partnership) ($1.0 million) and Porter ($0.1 million).

In 2000, we created the SVB Qualified Investor Fund LLC (“QIF”), a $7.6 million investment fund for employees that met certain eligibility requirements. To be eligible to participate in QIF, an employee

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

must be of a certain grade level and must be a “qualified investor,” as such term is defined by the SEC. QIF was initially capitalized by commitments and contributions from certain eligible employees including our senior management. All employee participants are required to invest in this fund with their own money, but we manage the fund and pay all administrative costs associated with the fund. QIF’s principal purpose is to invest in a select number of private equity funds managed primarily by us or our affiliates. The following individuals who were executive officers in 2005 participated in QIF, each with individual commitment amounts between $0.1 million and $0.5 million: Messrs. Wilcox, Becker, Hardin, Jenkins-Stark, Kellogg, Verissimo, and Witte.

In 2005, we formed the SVB Qualified Investor Fund II, LLC (“QIF II”), a $5.1 million investment fund for employees that met certain eligibility requirements, similar to QIF. All employee participants are required to invest in this fund with their own money, but we manage the fund and pay all administrative costs associated with the fund. QIF II’s principal purpose is to invest in a select number of private equity funds managed primarily by us or our affiliates. The following individuals who were executive officers in 2005 participated in QIF II, each with individual commitment amounts between $0.1 million and $0.3 million:  Messrs. Wilcox, Becker, Hardin, Jenkins-Stark, Kellogg, Verissimo, Witte and Ms. Ward Pierce.

In 2003, Gold Hill Venture Lending 03, L.P., a venture debt fund, and certain affiliated funds (the “Gold Hill Funds”) were created. The total size of the Gold Hill Funds is approximately $214 million. We have a majority interest in the general partner of the Gold Hill Funds, in addition to being a limited partner of the Gold Hill Funds. Our combined commitment total in the general partner and the Gold Hill Funds is $20.0 million. Certain of our directors are also limited partners of the Gold Hill Funds and hold a minority interest: Mr. Hardymon ($2.5 million) and Ms. Rodeno ($0.2 million).

In 2005, Partners for Growth II, L.P., a special situation debt fund (“PFG”), was created. The total size of PFG is approximately $43.7 million. The general partner of PFG is not owned or controlled by us. Certain of our directors are also limited partners in PFG and hold a minority interest: Mr. Hardymon ($1.0 million) and Ms. Rodeno ($0.3 million).

Other Transactions

In March 2005, H.A. Schupf & Co., LLC, in which Mr. H.A. Schupf, who was one of our principal stockholders during part of 2005, repurchased from the Company in a block transaction a total of 400,000 shares of our common stock. The shares were repurchased at a price of $44.20 per share for an aggregate price of $17.7 million.

Other Relationships

Mr.  Sonsini is the chairman of Wilson Sonsini Goodrich & Rosati, a law firm which serves as our outside legal counsel on various matters. Mr. Dunbar was formerly the Global Vice Chairman of Ernst & Young, a public accounting firm which, from time to time, provides certain tax services to us.

For the year 2005, 2004 and 2003, we paid $0.2 million, $0.2 million and $0.9 million, respectively, in legal fees to Wilson Sonsini Goodrich and Rosati.

18. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, foreign exchange options, foreign exchange forward contracts

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and swaps. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $3.5 billion and $2.7 billion at December 31, 2005 and 2004, respectively. Out of these available commitment balances, the fixed-rate commitments were $325.5 million and $257.2 million at December 31, 2005 and 2004, respectively. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.9 billion and $0.7 billion at December 31, 2005 and 2004, respectively. Our potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending loan commitments as we do in making loans. The actual liquidity needs or the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, intellectual property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management’s evaluation of the adequacy of the liability for unfunded credit commitments. Additionally, we had aggregate maximum lending limits of $472.7 million and $478.7 million as of December 31, 2005 and 2004, respectively, related to our accounts receivable factoring arrangements. We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credits

Commercial and standby letters of credit represent conditional commitments issued by us on behalf of a client to guarantee the performance of the client to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by client and are typically short-term in nature. We provide two types of standby letter of credit: performance and financial standby letter of credits. Performance standby letters of credit are issued to guarantee the performance of a client to a third party when certain specified future events have occurred. Performance standby letters of credit are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment by a client to a third party (beneficiary). Financial standby letters of credit are primarily used to support many types of domestic and international payments. These standby letters of credit have fixed expiration dates and generally require a fee paid by a client at the time we issue the commitment. Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period using the straight-line method.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Obligation Under Guarantees

The table below summarizes our standby letter of credits at December 31, 2005. The maximum potential amount of future payments represents the amount that could be remitted under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires In One Year Or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
	(Dollars in thousands)
Financial standby	$557,304	$80,017	$637,321	$637,321
Commercial standby	13,144	—	13,144	13,144
Performance standby	8,669	8,301	16,970	16,970
Total	$579,117	$88,318	$667,435	$667,435

At December 31, 2005, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $4.0 million. At December 31, 2005, cash and investment securities collateral available to us to reimburse losses under financial and performance standby letters of credits was $272.2 million.

Additionally, the Bank, as a financial provider, routinely guarantees credit cards for some of our customers which have been provided by an unaffiliated financial institution. The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. Certain of these amounts are secured by certificates of deposit and other assets which the Bank has rights to in the event of nonperformance by the customers. The total amount of this guarantee was $56.3 million at December 31, 2005. It is not considered probable that material losses would be incurred by the Bank as a result of these arrangements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments to Invest in Venture Capital Funds

We make commitments to venture capital fund investments, which in turn make investments in privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the venture capital fund. The timing of future cash requirements to fund such commitments is generally dependent upon the venture capital investment cycle, the overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments and our unfunded commitments at December 31, 2005.

Our Ownership in Limited Partner	Our Capital Commitment	Our Unfunded Commitment	Our Ownership%
	(Dollars in thousands)
Silicon Valley BancVentures , LP	$6,000	$1,440	10.7%
SVB Strategic Investors Fund, LP	15,300	4,590	12.6%
SVB Strategic Investors Fund II, LP	15,000	12,375	8.6%
SVB Strategic Investors Fund III, LP	15,000	14,488	100.0%
Partners for Growth, LP	25,000	10,750	50.0%
Partners for Growth II, LP	10,000	10,000	22.9%
Gold Hill Venture Lending 03, LP	20,000	8,551	9.3%
Other Venture Capital Funds(1)	72,661	23,643	—

(1)          Represents commitments to 277 of venture capital funds where our ownership interest is less than 5%.

19. Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that we disclose estimated fair values for our financial instruments. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of SFAS No. 107.

Fair values are based on estimates or calculations at the transaction level using present value techniques in instances where quoted market prices are not available. Because broadly traded markets do not exist for many of our financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of the values, and they are calculated based on current pricing policies, the economic and competitive environment, the characteristics of the financial instruments, expected losses, and other such factors. These calculations are subjective in nature, involve uncertainties and matters of significant judgment, and do not include tax ramifications; therefore, the results cannot be determined with precision or substantiated by comparison to independent markets, and they may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.

SVB FINANCIAL GROUP AND SUBSIDIARIES
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

Investment Securities—Marketable

For marketable investment securities classified as available-for-sale, fair values are based on quoted market prices provided by a known and reputable pricing service or dealer quotes.

Investment Securities—Non-Marketable

We record our wholly owned non-marketable venture capital fund investments and other private equity investments on a cost basis less any identified other than temporary impairment. For our venture capital fund, our funds of funds, SVB Strategic Investors Fund, LP and our venture debt funds, we record the non-marketable venture capital fund investments and other private equity investments using investment company fair value accounting rules (see Note 2. Significant Accounting Policies—Marketable Equity Securities).

Loans

The fair value of fixed and variable rate loans is estimated by discounting contractual cash flows using discount rates that reflect our current pricing for loans and the forward yield curve.

Derivatives

Derivatives are comprised of derivative equity warrant assets and foreign exchange spot and forward and foreign currency option contracts. We value foreign exchange forward and option contracts based on equivalent contract market values. We value the equity warrant assets using an option pricing model approach utilizing the several material assumptions, as described in Note 2—Significant Accounting Policies—Derivative Financial Instruments.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking accounts and money market accounts is equal to the amount payable on demand at the measurement date. The fair value of time deposits is estimated by discounting the balances using our cost of borrowings and the forward yield curve over their remaining contractual term.

Borrowings

The fair value of borrowings is estimated based on quoted market prices for the issues for which there is a market. Otherwise, the fair value of borrowings is calculated by discounting the contractual cash flows using the forward yield curve.

Interest Rate Swap

The fair value of the interest rate swap associated with the majority of our 7.0% fixed rate, junior subordinated debentures is calculated based on market valuations obtained from the broker/dealer that is counterparty to the swap.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit generally expire in 90 days or less, therefore their fair value was equivalent to the residual premium or fee received at December 31, 2005 and 2004, due to their short-term nature. Commitments to extend credit and letters of credit typically result in loans with a market interest rate when funded.

Limitations

The information presented herein is based on pertinent information available to us as of December 31, 2005 and 2004. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year end, and the estimated fair values of these financial instruments may have changed significantly since that point in time.

The estimated fair values of our financial instruments at December 31, 2005 and 2004 are presented below.

	December 31,
	2005		2004
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$286,446	$286,446	$284,208	$284,208
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	175,652	175,652	343,010	343,010
Investment securities—marketable	1,850,655	1,850,655	1,927,165	1,927,165
Investment securities—non-marketable	186,615	178,787	127,037	120,460
Loans, net	2,806,568	2,851,765	2,270,975	2,304,502
Derivatives	29,019	29,019	28,497	28,497
Interest rate swap	(1,314)	(1,314)	49	49
Financial liabilities:
Noninterest-bearing demand deposits	2,934,278	2,934,278	2,649,853	2,649,853
NOW deposits	39,573	39,573	32,009	32,009
Money market deposits	961,052	961,052	1,206,078	1,206,078
Time deposits	317,827	314,795	331,574	330,131
Contingently convertible debt	147,604	212,609	146,740	205,863
Junior subordinated debentures	49,542	48,763	49,470	50,206
Other borrowings	279,475	279,475	9,820	9,849
Off-balance sheet financial assets:
Commitments to extend credit		$14,018		$12,936

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20. Regulatory Matters

The Company and the Bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the California Department of Financial Institutions. The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) required that the federal regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.

Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Bank maintain minimum ratios (set forth in the table below) of capital to risk-weighted assets. There are three categories of capital under the guidelines. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable taxes, on securities available for sale carried at fair value). Tier 2 capital includes preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 2 capital is limited to the amount of Tier 1 capital (i.e., at least half of the total capital must be in the form of Tier 1 capital). Tier 3 capital includes certain qualifying unsecured subordinated debt.

On December 31, 2003, we deconsolidated our wholly-owned trust that was formed to issue trust preferred securities and related common securities of the Trusts. The $50.0 million of junior subordinated debentures were reflected as long-term debt on the consolidated balance sheet at December 31, 2003. The trust preferred securities continue to qualify as Tier 1 capital under guidance issued by the Federal Reserve Board.

Under the guidelines, capital is compared with the relative risk related to the balance sheet. To derive the risk included in the balance sheet, a risk weighting is applied to each balance sheet asset and off-balance sheet item, primarily based on the relative credit risk of the counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0% and certain real estate related loans risk-weighted at 50%. Off-balance sheet items, such as loan commitments and derivatives, are also applied a risk weight after calculating balance sheet equivalent amounts. A credit conversion factor is assigned to loan commitments based on the likelihood of the off-balance sheet item becoming an asset. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. Derivatives are converted to balance sheet equivalents based on notional values, replacement costs and remaining contractual terms. (See Note 18. for further discussion of off-balance sheet items.) The capital amounts and classification under the guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the capital ratios for the Company and the Bank, as compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 2005 and 2004:

	Actual Ratio	Actual Amount	Capital Adequacy Minimum Ratio	Capital Adequacy Minimum Capital Requirement
	(Dollars in thousands)
As of December 31, 2005:
Total risk-based capital ratio:
Company	14.74%	$712,852	8.0%	$386,772
Bank	13.22%	$616,849	8.0%	$373,343
Tier 1 risk-based capital ratio:
Company	12.39%	$598,971	4.0%	$193,386
Bank	12.08%	$563,651	4.0%	$186,671
Tier 1 leverage ratio:
Company	11.64%	$598,971	4.0%	$205,899
Bank	11.35%	$563,651	4.0%	$198,668
As of December 31, 2004:
Total risk-based capital ratio:
Company	16.09%	$695,377	8.0%	$345,832
Bank	13.65%	$563,682	8.0%	$330,277
Tier 1 risk-based capital ratio:
Company	12.75%	$551,338	4.0%	$172,916
Bank	12.41%	$512,355	4.0%	$165,138
Tier 1 leverage ratio:
Company	11.17%	$551,338	4.0%	$197,354
Bank	10.82%	$512,355	4.0%	$189,440

21. Stockholders’ Rights Plan

On October 22, 1998, our Board of Directors (the “Board”) approved and adopted a stockholders’ rights plan (the “Rights Plan”) to, among other things, protect our stockholders from coercive takeover tactics. On November 6, 2003, the Board approved and adopted Amendment No. 1 to the Rights Plan agreement to increase from 10% to 15% the minimum percentage of common shares that any person shall beneficially own to qualify as an “Acquiring Person” for purposes of triggering the stockholders’ rights under the Rights Plan. On January 29, 2004, the Board approved and adopted an amended and restated Rights Plan (the “Amended and Restated Rights Plan”), which supersedes and replaces in entirety the Rights Plan, and was later amended on August 2, 2004, to change the expiration date of the plan from January 31, 2014 to January 31, 2008.

The following summary of the Rights and the Amended and Restated Rights Plan is a general description only and is subject to the detailed terms and conditions of the Amended and Restated Rights Plan, a copy of which is attached as Exhibits 4.12 and 4.13 to our amended and restated registration statement on Form 8-A/A, filed with the Securities and Exchange Commission on February 27, 2004 and August 3, 2004, respectively, and incorporated herein by reference. Each capitalized term used but not defined below has the meaning ascribed to such term in the Amended and Restated Rights Plan.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the Amended and Restated Rights Plan, each stockholder of record on November 9, 1998 received a dividend of one right (a “Right”) for each outstanding share of common stock of the Company. The Rights are attached to, and presently only traded with, shares of the Company’s common stock and are not currently exercisable. Except as specified below, upon becoming exercisable, each Right will entitle the holder to purchase from us 1/1000th of a share of the Company’s Series A Participating Preferred Stock at a price of $100.00 per share.

The Rights will become exercisable and begin to trade separately from shares of the Company’s common stock upon the earlier of:  (i) the tenth (10th) business day (or such later date as may be determined by action of the Board of Directors) following a public announcement that a person or group has acquired beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock, or (ii) the close of business on the tenth (10th) business day (or such later date as may be determined by action of the Board of Directors) following the commencement of, or announcement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of the Company’s common stock.

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

Similarly, unless the Rights are earlier redeemed, in the event that a person or group becomes the beneficial owner of 15% or more of the outstanding shares of the Company’s common stock, (i) we are acquired in a merger or other business combination transaction, or (ii) 50% or more of our consolidated assets or earning power are sold (other than in transactions in the ordinary course of business), then each Right which has not theretofore been exercised (other than the Rights beneficially owned by the acquiring person, which will thereafter be void) will thereafter entitle the holder to receive, upon exercise, shares of common stock of the acquiring company having a value equal to two times the exercise price of the Right. Our Board of Directors has the option any time after a person or group becomes a 15% holder of the outstanding shares of the Company’s common stock to exchange all or part of the Rights (other than Rights held by the acquiring person) for shares of common stock of the Company provided that we do not make such an exchange after the person becomes the beneficial owner of 50% or more of the Company’s outstanding common stock.

At any time on or prior to the close of business on the earlier of (i) the fifth day following a public announcement that a person or group has acquired beneficial ownership of 15% or more of the outstanding common shares (or such later date as may be determined by action of the Board and publicly announced) and (ii) January 31, 2008, we may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, subject to adjustment.

22. Segment Reporting

We are organized into five lines of banking and financial services for management reporting:  Commercial Banking, SVB Capital, SVB Alliant, Global Financial Services (“GFS”), and Private Client Services (“PCS”) and Other. These operating groups are strategic units that offer different services to different clients. The segments are managed separately because they appeal to different markets and, accordingly, require different strategies. The results of operating segments are based on our internal profitability reporting process. This process assigns each client relationship in its entirety, to a primary operating segment. The process assigns income and expenses to the operating segments according to the

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customer’s primary relationship designation. Additionally, working capital and its associated costs are allocated to the operating segments on an economic basis, treating each operating segment as if it were an independent entity. Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, the internal profitability reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of operating segments based on our internal operating structure and is not necessarily comparable with similar information for other financial services companies. Changes in the management structure and/or the allocation process have resulted, and may in the future result in changes in our allocation methodology as this process is under constant refinement. In the event of such changes, results for prior periods have been restated for comparability. Changes in an individual client’s primary relationship designation have resulted, and may in the future result, in certain clients’ inclusion in different segments in different periods.

As of December 31, 2005, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131, our reportable segments are:  Commercial Banking, SVB Capital, and SVB Alliant. Private Client Services and Global Financial Services do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such, have been aggregated in a column labeled Other Business Services for segment reporting purposes.

Commercial Banking provides solutions to the needs of our commercial clients in the technology, life science, and premium wine industry niches, and some venture capital and private equity firm clients, through our lending, cash and deposit management, and global banking and trade products and services. Lending products and services provide our commercial clients with loans and other credit facilities, most often secured by the clients’ assets. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable based lines of credit, asset-based loans, real estate loans, vineyard development loans, and financing of affordable housing projects. We often obtain warrants to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for the provision of certain other associated lending services.

Within the Commercial Banking segment, the cash management services unit provides deposit account and cash management products and services, providing our commercial clients with short and long-term cash management solutions. Deposit account products and services include traditional deposit and checking accounts, certificates of deposit, and money market accounts. In connection with deposit accounts, we also provide lockbox and merchant services that facilitate quicker depositing of checks and other payments to clients’ accounts. Cash management products and services include wire transfer and Automated Clearing House (“ACH”) services to enable clients to transfer funds quickly from their deposit accounts. Additionally, cash management products and services include collection services, disbursement services, electronic funds transfers (including ACH services), and online banking through SVBeConnect.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Within the Commercial Banking Segment, Silicon Valley Bank provides investment and advisory services through its broker-dealer subsidiary SVB Securities. These services, which enable our clients to manage their assets better, include mutual funds, fixed income securities, and investment reporting and monitoring.

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

SVB Capital also makes investments in venture capital and other private equity firms, and in companies in the niches we serve. The segment also manages certain venture funds that are consolidated into our financial statements. See Note 18. Off Balance Sheet Arrangements, Guarantees and Other Commitments.

SVB Alliant provides investment banking products and services including, merger and acquisition services, strategic alliances services, and specialized financial studies such as valuations and fairness opinions. In October 2003, the Company enhanced the investment banking product set by launching a Private Capital Group that provides advisory services for the private placement of securities.

The Other Business Services segment is principally comprised of PCS, GFS and other business service units that are not part of the Commercial Bank of SVB Capital segments. The PCS group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. GFS supports venture capital and commercial banking clients with business services through subsidiaries in India, China and the United Kingdom. Our Global Financial Services group also provides banking services to international venture capital and private equity firms.

The other business services units provide various products and services. The Other Business Services segment also reflects those adjustments necessary to reconcile the results of operating segments based on our internal profitability reporting process to the consolidated financial statements prepared in conformity with GAAP.

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances, therefore it is not possible to provide period-end asset balances for segment reporting purposes. We have not reached reportable levels of revenue, net income or assets outside the United States, therefore we do not present geographic segment information.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our segment information at and for the years ended December 31, 2005, 2004, and 2003, is as follows:

	Commercial Banking	SVB Capital	SVB Alliant	PCS,GFS and Other	Total
	(Dollars in thousands)
Year Ended December 31, 2005
Net interest income	$230,908	$21,610	$336	$46,439	$299,293
Provision for/(recovery of) loan and lease losses(1)	(341)	—	—	578	237
Noninterest income	82,425	8,689	22,064	4,317	117,495
Noninterest expense excluding impairment of goodwill(2)	183,077	19,404	22,575	34,804	259,860
Minority interest in net (income) losses of consolidated affiliates	—	—	—	(3,396)	(3,396)
Income (loss) before income tax expense(3)	$130,597	$10,895	$(175)	$11,978	$153,295
Total average loans	$2,032,672	$61,749	$—	$273,941	$2,368,362
Total average assets	2,056,974	211,161	74,498	2,847,144	5,189,777
Total average deposits	3,356,655	637,108	—	172,713	4,166,476
Goodwill at December 31, 2005	—	—	35,638	—	35,638
Year Ended December 31, 2004
Net interest income	$169,969	$11,846	$—	$47,662	$229,477
Provision for/(recovery of) loan and lease losses(1)	2,356	—	—	(12,645)	(10,289)
Noninterest income	75,133	5,278	22,025	5,338	107,774
Noninterest expense excluding impairment of goodwill(2)	163,853	17,906	24,924	33,237	239,920
Impairment of goodwill	—	—	—	1,910	1,910
Minority interest in net (income) losses of consolidated affiliates	—	—	—	(3,090)	(3,090)
Income (loss) before income tax expense(3)	$78,893	$(782)	$(2,899)	$27,408	$102,620
Total average loans	$1,630,961	$76,522	$—	$244,172	$1,951,655
Total average assets	1,635,635	167,553	76,330	2,893,391	4,772,909
Total average deposits	3,231,625	518,066	—	155,717	3,905,408
Goodwill at December 31, 2004	—	—	35,638	—	35,638
Year Ended December 31, 2003
Net interest income	$151,845	$11,096	$—	$20,197	$183,138
Provision for/(recovery of) loan and lease losses(1)	(361)	—	—	(9,531)	(9,892)
Noninterest income (loss)	65,079	1,878	12,204	2,232	81,393
Noninterest expense excluding impairment of goodwill(2)	140,673	13,347	12,772	35,104	201,896
Impairment of goodwill	—	—	63,000	—	63,000
Minority interest in net (income) losses of consolidated affiliates	—	—	—	7,689	7,689
Income before income taxes(3)	$76,612	$(373)	$(63,568)	$4,545	$17,216
Total average loans	$1,506,055	$64,560	$—	$227,375	$1,797,990
Total average assets	1,495,170	130,913	102,078	2,328,307	4,056,468
Total average deposits	2,607,706	483,838	—	186,022	3,277,566
Goodwill at December 31, 2003	—	—	35,638	1,910	37,548

(1)             For segment reporting purposes, the Company reports net charge-offs as the provision for loan losses. Thus, the PCS, GFS and Other segment includes $1.0 million, $12.6 million, and $9.6 million for the years ending 2005, 2004, and 2003 respectively,  which represent the difference between net charge-offs and the provision for loan losses.

(2)             Commercial Banking segment includes direct depreciation and amortization of $2.0 million, $1.6 million, and $1.4 million for the years ended 2005, 2004, and 2003 respectively. Due to the complexity of the Company’s cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments.

(3)             The internal reporting model used by the Company’s management to assess segment performance does not calculate tax expense by segment. The Company’s consolidated effective tax rate was 39.6%. 37.8% and 24.2% for the years ended December 31, 2005, 2004 and 2003, respectively, but is not necessarily indicative of the tax rate by segment.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.   Parent Company Only Condensed Financial Information

The condensed balance sheets of SVB Financial (parent company only) at December 31, 2005 and 2004, and the related condensed statements of income and condensed statements of cash flows for the years ended December 31, 2005, 2004, and 2003, are presented below. Certain reclassifications have been made in order to conform to the current year presentation. Such reclassifications had no effect on the results of operations or stockholders’ equity.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2005	2004
Assets:
Cash and due from banks	$3,003	$5,570
Federal funds sold, securities purchased under agreement to resell and other short-term investments	28,596	69,176
Investment securities	80,201	102,720
Loans, net of unearned income(1)	14,726	1,570
Other assets	46,169	38,127
Investment in subsidiaries:
Bank subsidiary	535,430	499,317
Nonbank subsidiaries	106,652	85,242
Total assets	$814,777	$801,722
Liabilities and stockholders’ equity:
Contingently convertible debt (Note 11)	$147,604	$146,740
Junior subordinated debentures (Note 11)	48,228	49,470
Other borrowings (Note 11)	—	9,120
Intercompany payables to Silicon Valley Bank(2)	26,456	29,372
Other liabilities	23,188	25,072
Total liabilities	245,476	259,774
Stockholders’ equity	569,301	541,948
Total liabilities and stockholders’ equity	$814,777	$801,722

(1)             Includes loans to related parties of $0.5 million and $1.6 million at December 31, 2005 and 2004, respectively.

(2)             The Intercompany payables to Silicon Valley Bank at December 31, 2005 and 2004 pertain to the aggregate grant date fair values of warrants obtained by Silicon Valley Bank from July 1, 2001 through the balance sheet dates, net of payments for such. Silicon Valley Bank often obtains derivative equity warrant assets to purchase a position in a client company’s stock in connection with providing credit facilities and less frequently for certain other business services. The parent purchases all equity warrant assets from Silicon Valley Bank at grant date fair value (See Note 2. Summary of Significant Accounting Policies—Derivative Financial Instruments—Derivatives).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Interest income	$3,762	$2,965	$1,173
Interest expense	(3,518)	(2,942)	(6,070)
Dividend income from bank subsidiary(3)	70,000	25,000	51,000
Gains (losses) on derivative instruments, net	3,875	2,749	8,208
Gains (losses) on investment securities, net	(2,339)	(1,609)	(3,296)
General and administrative expenses	(12,698)	(7,805)	(5,469)
Income tax benefit	5,024	3,473	2,194
Income before net (loss) income of subsidiaries	64,106	21,831	47,740
Equity in undistributed net (loss) income of nonbank subsidiaries	767	(2,755)	(39,397)
Equity in undistributed net income (loss) of bank subsidiary	27,664	44,790	4,699
Net income	$92,537	$63,866	$13,042

(3)             A part of the dividends paid in 2003 and the dividend paid in 2004 were in excess of the amount permitted under the California State Department of Financial Institutions (“DFI”) guidelines. Therefore, SVB Financial has been required by the DFI to return to Silicon Valley Bank a portion of the 2003 dividend and the 2004 dividend—the total amount returned totaled $28.4 million.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$92,537	$63,866	$13,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains (losses) on derivative instruments, net	(3,875)	(2,749)	(8,208)
Gains (losses) on investment securities, net	2,339	1,609	3,296
Net income of bank subsidiary	(27,664)	(44,790)	(4,699)
Net loss (income) of nonbank subsidiaries	(767)	2,755	39,397
Decrease (increase) in other assets	(4,167)	7,124	2,431
Increase (decrease) in other liabilities	6,477	6,779	11,594
Increase (decrease) in payable to Bank	(2,916)	1,843	(18)
Other, net	7,793	9,444	1,676
Net cash provided by operating activities	69,757	45,881	58,511
Cash flows used by investing activities:
Net decrease (increase) in investment securities	19,265	(4,471)	(56,269)
Net decrease (increase) in loans	(13,156)	3,608	89
Investment in bank subsidiary	(30,000)	(1,813)	218
Investment in nonbank subsidiaries	(20,643)	(19,485)	(723)
Net cash used in investing activities	(44,534)	(22,161)	(56,685)
Cash flows from financing activities:
(Decrease) increase in borrowings, net	(9,333)	(9,333)	(9,333)
Proceeds from issuance of convertible notes and warrants, net of issuance costs of convertible note hedge	—	—	123,340
Proceeds from issuance of 7.0% junior subordinated debentures, net of issuance costs	—	—	47,839
Redemption of 8.25% junior subordinated debentures	—	—	(41,237)
Return of capital from SVB Capital I	—	—	1,237
Proceeds from issuance of common stock	18,626	25,084	14,364
Repurchase of common stock	(77,663)	(12,578)	(148,092)
Net cash (used) provided by financing activities	(68,370)	3,173	(11,882)
Net (decrease)/ increase in cash	(43,147)	26,893	(10,056)
Cash and cash equivalents at January 1,	74,746	47,853	57,909
Cash and cash equivalents at December 31,	$31,599	$74,746	$47,853

24.   Subsequent Event

$70.0 Million Share Repurchase Program Authorized by the Board of Directors, Effective January 19, 2006

On January 19, 2006, the Board of Directors increased the stock repurchase plan and authorized up to an additional $70.0 million of common stock to be repurchased. We may, at our discretion, exercise this additional repurchase authority at any time on or before June 30, 2007 in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

funds, and other relevant factors, we may begin or suspend repurchases at any time prior to the termination of the repurchase program on June 30, 2007, without any prior notice.

From January 1, 2006 through March 16, 2006, the Company repurchased 435,000 shares of its common stock totalling $21.9 million under the stock repurchase program leaving $79.7 million that still may be repurchased under the program. The Company’s trading window closed at the close of business on March 3, 2006. To continue the repurchase program, the Company put into effect a 10b5-1 plan which allows the Company to automatically repurchase a predetermined number shares per day at the market price on every trading day until the trading window re-opens three days after the Company releases its first quarter 2006 earnings.

Unaudited Quarterly Financial Data

Supplemental consolidated financial information for each three month period over the years ended December 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(Dollars in thousands, except per share amounts)
Year Ended December 31, 2005:
Interest income	$72,183	$75,213	$82,617	$86,446
Interest expense	3,057	3,779	4,893	5,437
Net interest income	69,126	71,434	77,724	81,009
Provision for/(recovery of) loan and lease losses	(3,814)	814	1,427	1,810
Noninterest income	25,369	30,389	24,933	36,804
Noninterest expense	60,815	66,325	61,983	70,737
Minority interest in net (income) losses of consolidated affiliates	441	372	(1,281)	(2,928)
Income before income tax expense	37,935	35,056	37,966	42,338
Income tax expense	14,999	14,160	14,907	16,692
Net income	$22,936	$20,896	$23,059	$25,646
Earnings per common share—basic	$0.64	$0.60	$0.66	$0.74
Earnings per common share—diluted	$0.59	$0.54	$0.60	$0.67
Year Ended December 31, 2004:
Interest income	$52,295	$55,978	$62,727	$69,868
Interest expense	2,740	2,836	2,900	2,915
Net interest income	49,555	53,142	59,827	66,953
Provision for/(recovery of) loan and lease	645	(6,175)	(1,390)	(3,369)
Noninterest income	24,068	30,689	21,164	31,853
Noninterest expense	51,832	66,349	58,463	65,186
Minority interest in net (income) of consolidated affiliates	(481)	(67)	(2)	(2,540)
Income before income tax expense	20,665	23,590	23,916	34,449
Income tax expense	7,444	9,129	8,525	13,656
Net income	$13,221	$14,461	$15,391	$20,793
Earnings per common share—basic	$0.38	$0.41	$0.44	$0.58
Earnings per common share—diluted	$0.36	$0.39	$0.41	$0.54

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)   Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005 pursuant to Exchange Act Rule 13a-15b. As a result of the material weaknesses described below in Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

(b)   Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of our internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses as of December 31, 2005:

We did not have adequately designed internal controls in our financial reporting process related to the selection and application of U.S. generally accepted accounting principles (GAAP). Specifically, accounting policies, procedures and practices were not consistently developed, maintained or updated in a manner ensuring that financial statements were prepared in accordance with GAAP. Also, policies and procedures were not designed to consistently ensure the preparation and retention of adequate documentation to support key judgments made in connection with the selection and application of significant accounting policies within our financial reporting process. Finally, our policies and procedures did not consistently provide for effective analysis, implementation, and documentation of new accounting pronouncements.

We did not maintain sufficient levels of appropriately qualified and trained personnel in our financial reporting processes. As a result, we did not establish internal control over financial reporting policies and procedures related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for warrant derivative assets or other non-routine or complex transactions, and (b) the review of such documentation by qualified internal staff, assisted by external advisors as deemed necessary, to determine its completeness and the propriety of our conclusions.

These material weaknesses resulted in the restatement, in December 2005, of our previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the interim consolidated financial information for each of the quarterly periods in 2004 and 2003 and the quarterly period ended March 31, 2005. Specifically, the aforementioned material weaknesses in internal control over financial reporting as of December 31, 2005 resulted in the following accounting errors:

(1)   Derivative equity warrant assets with net share settlement provisions were not reported as derivatives in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Specifically, we failed to properly reflect the fair value of equity warrant assets with net settlement terms received during lending activity in our consolidated balance sheet, the change in fair value of the equity warrant assets in the income statement and the accretion of the grant date fair value of equity warrant assets to interest income as a yield adjustment

(2)   Initial non-refundable corporate finance fees were not reported in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. Specifically, we failed to defer recognition of initial upfront non-refundable retainers received upon execution of engagement letters to provide mergers and acquisitions advisory services until the completion of all contractual obligations pursuant to the terms of the engagement letters or upon receipt or notification of an engagement termination letter.

(3)   Non-refundable loan fees and costs associated with our lending products and fees associated with letters of credit were not reported in accordance with the provisions of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Specifically, we failed to recognize net fee revenue in accordance with the appropriate straight-line or interest method, as prescribed by SFAS No. 91, for net loan fee income obtained in connection with the extension of lending products. In addition, we inappropriately recognized non-refundable loan fees that we receive for factoring loans immediately rather than deferring and amortizing fees over the term of the facility granted. We did not properly defer direct loan origination costs associated with originating certain loan products. In addition, we misclassified fees on certain letters of credit as interest income rather than noninterest income on commitments where the probability of exercise was deemed remote.

(4)   Certain investment securities that were readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less, were not reported as cash equivalents in accordance with the provisions of SFAS No. 95, Statement of Cash Flows. This misapplication of GAAP resulted in a reclassification in our consolidated balance sheets of money market mutual fund investments and commercial paper investments from Investment securities to Federal funds sold and securities purchased under agreement to resell and other short-term investment securities.

(5)   Current federal income taxes receivable and current federal income taxes payable were not reflected net on our balance sheets. This misapplication of GAAP resulted in a change to our other assets and other liabilities. Current federal income taxes receivable and current federal income taxes payable should be netted as we have the legal right of offset, as defined by FIN No. 39, Offsetting of Amounts Related to Certain Contracts.

Based on our assessment and the criteria discussed above, management has concluded that, as of December 31, 2005, our internal control over financial reporting was not effective as a result of the aforementioned material weaknesses.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, as stated in their attestation report which appears on page 86.

(c)   Changes in Internal Control Over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting identified in management’s evaluation during the fourth quarter of the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)   Remediation of Material Weaknesses

Our management has identified the steps necessary to address the aforementioned material weaknesses, including:

Documenting of processes and procedures, along with appropriate training, to ensure that our accounting policies, which have been corrected to conform with U.S. GAAP, are consistently applied going forward;

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

We began to execute the remediation plans identified above in the third quarter of 2005, and we believe our controls and procedures will continue to improve as a result of the further implementation of these actions.

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

Item 9B.   Other Information

None.

PART III.

Item 10.   Directors and Executive Officers of the Registrant

The information set forth under the sections titled “Proposal No. 1—Election of Directors”, “Information on Executive Officers”, “Board Committees and Meeting Attendance”, Section 16(a)  Beneficial Ownership Reporting Compliance” and “Code of Ethics” contained in the definitive proxy statement for SVB Financial Group’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.   Executive Compensation

The information set forth under the sections titled “Information on Executive Officers”, “Report of the Compensation Committee of the Board on Executive Compensation”, “Summary Compensation Table”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Employment Contracts and Termination of Employment and Change in Control Arrangements”, “Return to Stockholders Performance Graph”, and “Director Compensation” contained in the definitive proxy statement for SVB Financial Group’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial Group’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2005 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by stockholder	6,024,455	$28.84	1,784,765
Equity compensation plans not approved by stockholder	n/a	n/a	n/a
Total	6,024,455	$28.84	1,784,765

(1)             Represents options granted under our Amended and Restated 1997 Equity Incentive Plan and Amended and Restated 1989 Stock Option Plan. This number does not include securities to be issued for unvested restricted stock and restricted stock unit awards of 253,848 shares.

(2)             Includes shares available for issuance under our Amended and Restated 1997 Equity Incentive Plan. This table does not include 986,613 shares available for issuance under the 1999 Employee Stock Purchase Plan.

For additional information concerning our equity compensation plans, refer to Item 8. Consolidated Financial Statements and Supplementary Data—Note 16. Employee Benefit Plans.

Item 13.   Certain Relationships and Related Transactions

The information set forth under the section titled “Certain Relationships and Related Transactions” in the definitive proxy statement for SVB Financial Group’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial Group’s 2006 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

			Page
(a)	Financial Statements and Exhibits:
	(1)	Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
		Report of Independent Registered Public Accounting Firm	89
		Consolidated Balance Sheets as of December 31, 2005 and 2004	90
		Consolidated Statements of Income for the three years ended December 31, 2005	91
		Consolidated Statements of Comprehensive Income for the three years ended December 31, 2005	92
		Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2005	93
		Consolidated Statements of Cash Flows for the three years ended December 31, 2005	94
		Notes to Consolidated Financial Statements	95
	(2)	Financial Statement Schedule	161

The consolidated financial statements and supplemental data, are contained in Part II Item 8. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.

	(3)	Exhibits. See Index to Exhibits included at the end of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB FINANCIAL GROUP
/s/ KENNETH P. WILCOX
Kenneth P. Wilcox
President, Chief Executive Officer and Director
Dated: March 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ALEX W. HART	Chairman of the Board of Directors and	March 24, 2006
Alex W. Hart	Director
/s/ KENNETH P. WILCOX	President, Chief Executive Officer and	March 24, 2006
Kenneth P. Wilcox	Director (Principal Executive Officer)
/s/ JACK JENKINS-STARK	Chief Financial Officer (Principal Financial	March 24, 2006
Jack Jenkins-Stark	Officer)
/s/ DONAL D. DELANEY	Controller (Principal Accounting Officer)	March 24, 2006
Donal D. Delaney
/s/ ERIC A. BENHAMOU	Director	March 24, 2006
Eric A. Benhamou
/s/ DAVID M. CLAPPER	Director	March 24, 2006
David M. Clapper
/s/ ROGER F. DUNBAR	Director	March 24, 2006
Roger Dunbar
/s/ JOEL P. FRIEDMAN	Director	March 24, 2006
Joel P. Friedman
/s/ G. FELDA HARDYMON	Director	March 24, 2006
G. Felda Hardymon

Signature	Title	Date
/s/ C. RICHARD KRAMLICH	Director	March 24, 2006
C. Richard Kramlich
/s/ JAMES R. PORTER	Director	March 24, 2006
James R. Porter
/s/ MICHAELA K. RODENO	Director	March 24, 2006
Michaela K. Rodeno
/s/ LARRY W. SONSINI	Director	March 24, 2006
Larry W. Sonsini

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	Jan 20, 2006
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.3	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3003 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
10.2	Amended and Restated Lease Termination Agreement, dated as of October 20, 2004, by and between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank	8-KA	000-15637	99.1	October 22, 2004
*10.3	Amended and Restated Silicon Valley Bancshares 1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.4	Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.29	August 13, 1996
*10.5	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.30	August 13, 1996
*10.6	Silicon Valley Bank 401(k) and Employee Stock Ownership Plan, as amended and restated	10-K	000-15637	10.6	March 16, 2005
*10.7	Amended and Restated SVB Financial Group Retention Program Plan					X
*10.8	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000
*10.9	Change in Control Severance Benefits Policy of Silicon Valley Bank, dated as of August 18, 2000	10-Q	000-15637	10.46	November 14, 2000
*10.10	Silicon Valley Bancshares 1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.11	Form of Indemnity Agreement between the Company and its directors and officers	10-Q	000-15637	10.50	November 14, 2003
*10.12	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated August 4, 2000	10-K	000-15637	10.52	March 11, 2004
*10.13	Bonus Agreement Between Silicon Valley Bank and Marc Verissimo dated September 20, 2000	10-K	000-15637	10.53	March 11, 2004
*10.14	Promissory Note Between Silicon Valley Bancshares and Ken Wilcox dated April 4, 2002	10-K	000-15637	10.54	March 11, 2004
*10.15	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated April 2, 2002	10-K	000-15637	10.55	March 11, 2004
*10.16	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated May 6, 2002	10-K	000-15637	10.56	March 11, 2004
*10.17	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated January 16, 2003	10-K	000-15637	10.57	March 11, 2004

*10.18	SVB Financial Group Senior Management Incentive Compensation Plan					X
*10.19	Offer Letter to Jack Jenkins-Stark dated February 20, 2004	10-Q	000-15637	10.26	May 7, 2004
*10.20	Offer Letter to David C. Webb dated May 25, 2004	10-Q	000-15637	10.27	August 9, 2004
*10.21	Silicon Valley Bank Deferred Compensation Plan, as amended and restated	8-K	000-15637	10.29	November 3, 2004
*10.22	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive	8-K	000-15637	10.30	November 5, 2004
*10.23	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.24	Form of Nonqualified Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.25	Form of Restricted Stock Award under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.26	Offer Letter to David Ketsdever dated November 13, 2004	8-K	000-15637	10.34	November 30, 2004
*10.27	Change in Control Severance Benefit Plan, dated as of February 21, 2006	8-K	000-15637	10.35	March 13, 2006
14.1	Code of Ethics	10-K	000-15637	14.1	March 11, 2004
21.1	Subsidiaries of SVB Financial Group					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X

*                    Denotes management contract or any compensatory plan, contract or arrangement.