Form 10-Q
period 2006-03-31
SVB FINANCIAL GROUP
filed 2006-05-10
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to            .

Commission File Number: 000-15637

SVB FINANCIAL GROUP

(formerly Silicon Valley Bancshares)

(Exact name of registrant as specified in its charter)

Delaware	91-1962278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3003 Tasman Drive, Santa Clara, California 95054 — 1191	http://www.svb.com
(Address of principal executive offices including zip code)	(Registrant’s URL)

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

Yes ☐   No ☒

At April 28, 2006, 35,534,315 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except par value)	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$293,022	$286,446
Federal funds sold, securities purchased under agreement to resell and other short-term investments	256,973	175,652
Investment securities	1,944,335	2,037,270
Loans, net of unearned income	2,757,980	2,843,353
Allowance for loan losses	(35,982)	(36,785)
Loans, net	2,721,998	2,806,568
Premises and equipment, net of accumulated depreciation and amortization	26,922	25,099
Goodwill	35,638	35,638
Accrued interest receivable and other assets	167,380	175,042
Total assets	$5,446,268	$5,541,715

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,998,220	$2,934,278
Negotiable order of withdrawal (NOW)	38,071	39,573
Money market	795,216	961,052
Time	316,999	317,827
Total deposits	4,148,506	4,252,730
Federal funds purchased and securities sold under agreement to repurchase	289,604	279,464
Contingently convertible debt	147,810	147,604
Junior subordinated debentures	49,560	48,228
Other borrowings	2,574	11
Other liabilities	83,731	124,921
Total liabilities	4,721,785	4,852,958

Commitments and contingencies

Minority interest in capital of consolidated affiliates	138,365	119,456

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 35,446,037 and 35,103,145 shares outstanding at March 31, 2006 and December 31, 2005, respectively	35	35
Additional paid-in capital	7,812	8,439
Retained earnings	609,764	587,713
Unearned compensation	—	(5,792)
Accumulated other comprehensive loss	(31,493)	(21,094)
Total stockholders’ equity	586,118	569,301
Total liabilities, minority interest, and stockholders’ equity	$5,446,268	$5,541,715

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended
(Dollars in thousands, except per share amounts)	March 31, 2006	March 31, 2005

Interest income:
Loans	$66,148	$47,456
Investment securities:
Taxable	20,394	20,745
Non-taxable	823	1,023
Federal funds sold, securities purchased under agreement to resell and other short term investments	2,040	2,959
Total interest income	89,405	72,183
Interest expense:
Deposits	2,325	2,262
Other borrowings	3,201	795
Total interest expense	5,526	3,057
Net interest income	83,879	69,126
Recovery of loan losses	(2,474)	(3,814)
Net interest income after recovery of provision for loan losses	86,353	72,940

Noninterest income:
Client investment fees	9,637	7,396
Corporate finance fees	2,438	4,814
Letter of credit and standby letter of credit income	2,350	2,370
Deposit service charges	2,178	2,504
Gains on derivative instruments, net	2,227	4,026
(Losses) gains on investment securities, net	(61)	1,202
Other	4,632	3,057
Total noninterest income	23,401	25,369

Noninterest expense:
Compensation and benefits (including share-based compensation expense of $5.9 million and $1.2 million, respectively)	44,521	40,268
Professional services	8,355	5,070
Net occupancy	4,205	4,658
Furniture and equipment	3,704	2,719
Business development and travel	2,754	2,090
Correspondent bank fees	1,130	1,221
Data processing services	1,128	1,013
Telephone	907	889
Reduction of unfunded credit commitments	(496)	(185)
Other	4,480	3,072
Total noninterest expense	70,688	60,815

Income before minority interest in income of consolidated affiliates, income tax expense and cumulative effect of change in accounting principle	39,066	37,494
Minority interest in net (income) loss of consolidated affiliates	(244)	441
Income before income tax expense	38,822	37,935
Income tax expense	16,743	14,999
Net income before cumulative effect of change in accounting principle	22,079	22,936
Cumulative effect of change in accounting principle, net of tax	192	—
Net income	$22,271	$22,936

Earnings per common share — basic, before cumulative effect of change in accounting principle	$0.63	$0.64
Earnings per common share — diluted, before cumulative effect of change in accounting principle	$0.57	$0.59
Earnings per common share — basic	$0.63	$0.64
Earnings per common share — diluted	$0.58	$0.59

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2006	March 31, 2005

Net income	$22,271	$22,936
Other comprehensive (loss) income, net of tax:
Cumulative translation gains (losses):
Translation gains (losses), net of tax	38	—
Change in unrealized (losses) gains on available-for-sale investment securities:
Unrealized holding (losses) gains, net of tax	(10,536)	(14,051)
Reclassification adjustment for gains (losses) included in net income, net of tax	99	(203)
Other comprehensive (loss) income, net of tax	(10,399)	(14,254)
Comprehensive income	$11,872	$8,682

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
(Dollars in thousands)	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net income	$22,271	$22,936
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of provision for loan losses	(2,474)	(3,814)
Changes in fair values of derivatives, net	(359)	462
Losses (gains) on investment securities, net	61	(1,202)
Depreciation and amortization	1,872	2,136
Minority interest	244	(441)
Tax benefits of share compensation and other	4,145	3,284
Share-based payment	5,938	1,245
Amortization of deferred warrant-related loan fees	1,507	(1,746)
Deferred income tax expense	4,552	2,806
Changes in other assets and liabilities:
Decrease (increase) in accrued interest receivable	2,505	(1,117)
Decrease in accounts receivable	1,325	396
(Increase) decrease in income tax receivable, net	(11,760)	5,568
Decrease in accrued retention, incentive plans, other compensation benefits payable	(32,370)	(25,169)
Reduction of provision for unfunded credit commitments	(496)	(185)
Other, net	6,939	6,781
Net cash provided by operating activities	3,900	11,940

Cash flows from investing activities:
Purchases of available-for-sale securities	(1,002)	(172,537)
Proceeds from sales of available-for-sale securities	644	1,829
Proceeds from maturities and pay-downs of available-for-sale securities	94,117	103,511
Purchases of nonmarketable securities (cost method accounting)	(5,976)	(2,750)
Proceeds from sales of nonmarketable securities (cost method accounting)	265	2,297
Proceeds from maturities and pay-downs of nonmarketable securities (cost method accounting)	1,443	1,210
Purchases of nonmarketable securities (investment fair value accounting)	(19,971)	(11,705)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	3,580	927
Proceeds from maturities and pay-downs of nonmarketable securities (investment fair value accounting)	3,667	—
Net decrease (increase) in loans	85,256	(34,781)
Proceeds from recoveries of charged-off loans	3,031	5,959
Purchases of premises and equipment	(3,694)	(3,583)
Net cash provided by (used for) investing activities	161,360	(109,623)

Cash flows from financing activities:
Net decrease in deposits	(104,224)	(63,239)
Increase in other borrowings, net	12,703	2,095
Capital contributions from minority interest participants, net of distributions	18,665	14,866
Stock compensation related tax benefits	3,156	—
Proceeds from issuance of common stock	17,616	4,831
Repurchase of common stock	(25,279)	(33,056)
Net cash used for financing activities	(77,363)	(74,503)
Net increase (decrease) in cash and cash equivalents	87,897	(172,186)
Cash and cash equivalents at beginning of year	462,098	627,218
Cash and cash equivalents at end of period	$549,995	$455,032
Supplemental disclosures:
Cash paid during the period for:
Interest paid	$5,261	$3,035
Income taxes paid	$16,636	$3,673

See accompanying notes to interim unaudited consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Nature of Business

SVB Financial Group (formerly known as Silicon Valley Bancshares and individually referred to herein as “SVB Financial Group, the Parent”) and its subsidiaries (collectively referred to as the “Company” or “SVB Financial Group”) offer clients financial products and services through five strategic business groups:  Commercial Banking, SVB Capital,  SVB Alliant, SVB Global and Private Client Services. (see Note 10. Segment Reporting).

SVB Financial Group, the Parent is a bank holding company and a financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California. SVB Financial Group serves more than 11,000 clients across the country, through its 27 regional offices in the United States and three subsidiaries outside the United States. The Bank has 13 offices throughout California and operates regional offices across the country in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Texas, Virginia, and Washington. The three international offices are located in Bangalore, India; Shanghai, China; and London, England.

Through our Commercial Banking business group which includes Silicon Valley Bank and its subsidiaries, we serve clients in all stages of maturity ranging from emerging-growth companies to established, private and public companies in the technology, life science and premium wine industries. We define “emerging-growth” clients as companies in the start-up or early stages of their lifecycle; these companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market, and have no or little revenue. By contrast, we define “established” and “corporate technology” clients as companies that tend to be more mature; these companies may be publicly traded, and more established in the markets in which they participate. In 2006, we began using “SVB Silicon Valley Bank” to refer to our Commercial Banking activities.

SVB Capital focuses on the business needs of our venture capital and private equity clients, establishing and maintaining relationships with those firms domestically and internationally. Through this segment, we provide banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services. SVB Capital also makes investments in venture capital and other private equity firms and in companies in the niches we serve. The group manages four venture funds and oversees investments, including investments in several sponsored limited partnerships, such as Gold Hill Venture Lending Partners 03, LP, and its parallel funds, which primarily provide secured debt, typically to emerging-growth clients in their earliest stages; and the Partners for Growth funds, which are special situation debt funds that provide secured debt to, primarily, higher-risk, middle market clients in their later stages.

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

SVB Global (formerly referred to as our “Global Financial Services” group) , which we began referring to as “SVB Global” in 2006, includes our foreign subsidiaries which facilitate our clients’ global expansion into major technology centers around the world. The SVB Global group provides a variety of services, including consulting and business services, referrals, and knowledge sharing, as well as identifying business opportunities for SVB Financial Group.

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

2.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements contain all adjustments (of a normal and recurring nature) that are, in the opinion of management, necessary to fairly present our financial position results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”).

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Part II, Item 8. Consolidated Financial Statements and Supplementary Data -Note 2. Summary of Significant Accounting Policies presented in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Federal Funds Sold, Securities Purchased under Agreement to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreement to resell and other short-term investment securities as reported in the interim consolidated balance sheets include interest-bearing deposits in other financial institutions of $26.3 million and $34.7 million at March 31, 2006 and December 31, 2005, respectively.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS No. 123 (R)”), which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including stock options, employee stock purchases under employee stock purchase plans, non-vested share awards (restricted stock) and stock appreciation rights. SFAS No. 123 (R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, which provides the Staff’s views regarding implementation issues related to SFAS No. 123 (R).

We adopted the provisions of SFAS No. 123 (R) using the modified prospective transition method beginning January 1, 2006. See Note 4. Share-Based Compensation. In accordance with that transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123 (R). We have selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all our awards.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 also changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for us beginning January 1, 2006. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations or financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). Hybrid financial instruments are financial instruments that contain an embedded derivative within a single instrument. SFAS 155 permits entities an option to elect to record hybrid financial instruments at fair value as one financial instrument. Prior to this amendment, hybrid financial instruments were required to be separated into two instruments, a derivative and host, and generally only the derivative was recorded at fair value. SFAS 155 requires that beneficial interests in securitized assets be evaluated for derivatives, either freestanding or embedded. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. Additionally, SFAS 155 provides a one-time opportunity to apply the fair value election to hybrid financial instruments existing at the date of implementation at fair value as one financial instrument, with any difference between the carrying amount of the existing hybrid financial instruments and the fair value of the single financial instrument being recorded as a cumulative effect adjustment to beginning retained earnings. We are currently assessing the impact of SFAS 155 on our consolidated financial position and results of operations.

3.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2006 and March 31, 2005:

	For the three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	Net Income	Weighted Average Shares	Per Share Amount

2006:
Basic EPS:
Income available to common stockholders	$22,271	35,086	$0.63
Effect of dilutive securities:
Share-based compensation and convertible debt	—	3,361

Diluted EPS:
Income available to common stockholders and assumed conversions	$22,271	38,447	$0.58

2005:
Basic EPS:
Income available to common stockholders	$22,936	35,632	$0.64
Effect of dilutive securities:
Share-based compensation and convertible debt	—	3,134

Diluted EPS:
Income available to common stockholders and assumed conversions	$22,936	38,766	$0.59

In September 2004, the EITF reached final consensus on EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (EITF 04-8), that contingently convertible securities should be treated as convertible securities and included in the calculation of diluted earnings per common share. The potential dilutive effect of the contingently convertible debt using the treasury stock method was approximately 1.5 million shares and 1.0 million shares for the quarters ended March 31, 2006 and March 31, 2005, respectively. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted average conversion price for the average market price of the shares related to the contingently convertible debt. We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in our fully diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of EITF No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” (EITF 90-19) and SFAS No. 128, “Earnings Per Share” (SFAS No. 128). However, the exposure draft of SFAS No. 128(R), if adopted in its proposed form, will require us to change our accounting for the calculation of EPS on our contingently convertible debt to the “if converted” method. The “if converted” treatment of the contingently convertible debt would have decreased EPS by $0.04 per diluted common share, or 7.2 percent and by $0.05 per diluted common shares or 8.5 percent for the three months ended March 31, 2006 and 2005, respectively.

4.  Share-Based Compensation

Equity Incentive Plans

Our 1997 Equity Incentive Plan (the 1997 Plan), provides for the grant of incentive stock options to employees and nonstatutory stock options, stock appreciation rights, restricted stock purchase awards, stock bonuses, and restricted stock units (collectively Stock Awards) to employees, directors and non employees. The 1997 Plan provides a means by which selected employees, directors and non employees of the Company may be given an opportunity to purchase shares of our common stock at a price not less than 100% of the fair market value of the common stock on the date the option is granted for incentive and nonstatutory stock or receive cash based on stock appreciation. Options may vest over various periods not in excess of five years from the date of grant and expire five to ten years from the date of grant.

The 1997 Plan provides for the granting of shares of our common stock to directors, employees, and non employees. Shares granted under this plan may be subject to certain vesting requirements and resale restrictions (“restricted stock”). For the quarters ended March 31, 2006 and 2005, we made restricted stock awards for 201 shares of restricted stock at a weighted-average fair value of 49.36 per share and 5,690 shares at a weighted-average fair value of 45.50 per share, respectively. We awarded 13,205 restricted stock units with an aggregate intrinsic value of $700,525 for the three month period ended March 31, 2006. At March 31, 2006, there were 250,862 shares of restricted stock outstanding, the vesting of these shares occurs on various dates through the years ending December 31, 2006, 2007, 2008 and 2009.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (ESPP) under which participating employees may annually contribute up to 10% of their gross compensation to purchase shares of our common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees are eligible to participate in the ESPP. Eligible employees become Plan participants on the first day of hire. To be eligible, an employee must, among other requirements, be age 18 or above and complete at least one hour of service as an employee of us or any of our affiliates. Effective January 1, 2006, we began recognizing compensation expense in accordance with SFAS 123R. At March 31, 2006, a total of 986,613 shares of our common stock were reserved for future issuance under the ESPP. There were no shares issued under the ESPP during the three months ended March 31, 2006. The next purchase will be on June 30, 2006 at the end of the current six-month offering period

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123 (R), we provided the disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures.” Previously reported amounts have not been restated.

If compensation cost related to our stock option awards to employees and directors and to the ESPP had been determined under the fair value method prescribed under SFAS No. 123, our net income, basic earnings per share, and diluted earnings per share would have been the pro forma amounts shown below for the three months ended March 31, 2005:

For the three months ended
March 31,
(Dollars in thousands, except per share amounts)	2005

Net income, as reported	$22,936
Add: Stock-based compensation expense, net of tax reported in net income	662
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(5,318)
Net income, pro forma	$18,280

Earnings per common share – basic:
As reported	$0.64
Pro forma	0.51
Earnings per diluted share – diluted:
As reported	$0.59
Pro forma	0.48

Impact of the Adoption of SFAS No. 123 (R)

We adopted SFAS No. 123 (R) and related interpretations using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For restricted stock grants, we continued to recognize compensation expense using the accelerated amortization method under FIN 28. For share-based awards granted after January 1, 2006 we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123 (R). For these awards we have recognized compensation expense using a straight-line amortization method. As SFAS No. 123 (R) requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. Upon adoption, we recorded a cumulative effect of change in accounting principle net of tax to reflect the application of an assumed forfeiture rate to all restricted share awards which continued to vest subsequent to the implementation date. The impact on our results of continuing operations of recording share-based compensation for the three-month period ended March 31, 2006 was as follows:

Share-based Payment Expense

For the three months ended
March 31,
(Dollars in thousands, except per share amounts)	2006

Total share-based compensation expense	$5,938
Income tax benefit	1,275
Total share-based compensation expense, net of tax	$4,663

Impact on earnings per common share:
Basic	$0.13
Diluted	0.12

Unrecognized Compensation Expense

	March 31, 2006
(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period – in Years

Stock option awards	$21,025	1.11
Restricted stock awards	5,188	1.06
Employee stock purchase plan	350	0.25
Total unrecognized share-based compensation expense	$26,563

Valuation Assumptions

As of March 31, 2006 and 2005, the fair value of share-based awards for employee stock option awards, restricted stock and employee stock purchases made under our ESPP was estimated using the Black-Scholes option pricing model. The following weighted average assumptions were used:

	For the three months ended March 31,
	2006	2005
Equity Incentive Plan Awards
Expected term of options in years	5.2	5.1
Expected volatility of the Company’s underlying common stock	30.4%	39.5%
Risk-free interest rate	4.48%	3.89%
Expected dividend yield	—%	—%
Weighted average fair values-stock options	$18.28	$18.19
Weighted average fair value-stock awards	$49.36	$45.50

ESPP
Expected term of options in years	0.5	0.5
Expected volatility of the Company’s underlying common stock	22.5%	24.8%
Risk-free interest rate	4.40%	2.63%
Expected dividend yield	—%	—%
Weighted average fair value	$10.23	$10.01

The expected term was based on the implied term of the stock options using a lattice option-pricing model with early exercise factors based on historic employee exercise behavior. The expected volatilities for the Equity Incentive Plan for the three months ended March 31, 2006 and 2005 were calculated using a blended rate consisting of equal measures of our historic volatility and our expected volatility over a five-year term. The expected volatilities for the ESPP for the three months ended March 31, 2006 and 2005 are equal to the historical volatility for the previous six month periods. The expected risk-free interest rates for all periods were based on the yields of Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

Share-Based Payment Award Activity

The table below provides stock option information related to the 1989 Stock Option Plan and the 1997 Plan for the three-month periods ended March 31, 2006 and 2005:

	March 31, 2006
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	6,024,455	$28.84
Granted	39,550	50.79
Exercised	(792,938)	23.09
Forfeited	(120,436)	34.05
Outstanding at March 31	5,150,631	29.81
Exercisable at March 31	3,007,828	$26.12

Intrinsic Value	Shares	Weighted- Average Exercise Price	Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The-Money Options ($)
Outstanding at March 31, 2006	5,150,631	$29.81	4.61	$119,722,700
Exercisable at March 31, 2006	3,007,828	$26.12	4.50	$81,009,938

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value as of March 31, 2006. This value is based on the Company’s closing stock price of $53.05 as of March 31, 2006. The total intrinsic value of options exercised during the three months ended March 31, 2006 and March 31, 2005, was $21.5 million and $4.7 million, respectively. Cash received from stock option exercises was $17.6 million and $4.8 million during the three months ended March 31, 2006 and 2005, respectively. The tax benefit of stock options exercised was $6.8 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively.

The following table summarizes information regarding stock options outstanding as of March 31, 2006:

			Outstanding Options			Vested Options
Ranges of Exercise Prices			Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.25	-	$17.07	702,323	4.10	$13.62	604,224	$13.12
17.20	-	23.69	567,635	5.24	22.35	477,298	22.57
23.90	-	25.17	561,269	2.58	25.06	270,960	25.00
25.29	-	26.40	554,086	5.31	26.06	550,212	26.06
26.66	-	31.29	570,841	5.68	30.91	417,508	30.97
31.40	-	35.04	114,518	4.51	33.32	94,819	33.20
35.26	-	35.26	528,512	2.59	35.26	246,380	35.26
35.54	-	36.30	519,991	4.99	35.57	130,505	35.61
36.34	-	42.19	519,104	5.36	39.68	136,872	39.62
43.26	-	51.69	512,352	5.87	46.00	79,050	49.45
$8.25	-	$51.69	5,150,631	4.61	$29.81	3,007,828	$26.12

The Company expects to satisfy the exercise of stock options and future grants of restricted stock by issuing new shares registered under the Plan. At March 31, 2006, options for 1,553,149 shares were available for future grant under the 1997 Plan.

The table below provides restricted stock award information related to the 1989 Stock Option Plan and the 1997 Plan for the three-month periods ended March 31, 2006 and 2005:

	March 31, 2006		March 31, 2005
	Shares	Weighted- Average Fair Value	Shares	Weighted- Average Fair Value
Outstanding at beginning of period	253,848	$42.12	251,113	$29.56
Granted	201	49.36	5,690	45.50
Vested	(201)	49.36	(92,382)	17.39
Forfeited	(2,986)	44.36	(643)	17.09
Outstanding at March 31	250,862	$42.10	163,778	$37.03

The total fair value of restricted stock grants that vested during the three months ended March 31, 2006 and March 31, 2005 was $9.9 thousand and $1.6 million respectively.

5.  Investment Securities

The detailed composition of our investment securities is presented as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005

Available-for-sale securities, at fair value	$1,740,288	$1,850,655
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments(1)	90,205	81,280
Other private equity investments(2)	27,505	26,782
Other investments(3)	28,301	25,300
Non-marketable securities (equity method accounting):
Other investments (4)	13,082	10,985
Low income housing tax credit funds	13,913	11,682
Non-marketable securities (cost method accounting):
Fund investments	27,514	26,924
Other private equity investments	3,527	3,662
Total investment securities	$1,944,335	$2,037,270

(1)

Includes $60.3 million and $58.7 million related to SVB Strategic Investors Fund, LP at March 31, 2006 and December 31, 2005, respectively. We have a controlling ownership interest of 12.6% in the fund. Also includes $28.8 million and $22.1 million related to SVB Strategic Investors Fund II, LP, at March 31, 2006 and December 31, 2005, respectively. We have a controlling interest of 8.6% in the fund. Additionally, it includes $1.1 million and $0.5 million related to SVB Strategic Investors Fund III, LP at March 31, 2006 and December 31, 2005, respectively. We have a controlling interest of 11.6% in the fund.

(2)

Includes $27.5 million and $26.8 million related to Silicon Valley BancVentures, LP at March 31, 2006 and December 31, 2005, respectively. We have a controlling ownership interest of 10.7% in the fund.

(3)	Includes $28.3 million and $25.3 million related to Partners for Growth, LP at March 31, 2006 and December 31, 2005, respectively. We have a majority ownership interest of 50.0% in the fund.

(4)

Includes $6.3 million and $5.6 million related to Gold Hill Venture Lending Partners 03, LLC, the general partners of Gold Hill Venture Lending 03, LP, as of March 31, 2006 and December 31, 2005, respectively. We have a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC. Gold Hill Venture Lending Partners 03, LLC has an ownership interest of 5.0% in the fund. It also includes $6.1 million and $5.4 million related to Gold Hill Venture Lending Partners 03, LP, as of March 31, 2006 and December 31, 2005, respectively. We have a direct ownership interest of 4.8% in the fund. Additionally, it includes $0.7 million to Partners for Growth II, LP as of March 31, 2006. We have an ownership interest of 24.2% in the fund.

The following table breaks out our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months or 12 months or longer as of March 31, 2006:

	March 31, 2006
	Less than twelve months		Twelve months or longer		Total
	Fair Value of Investments	Unrealized Losses Investments	Fair Value of Investments (1)	Unrealized Losses(1)	Fair Value of Investments	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$9,850	$(118)	$19,894	$(105)	$29,744	$(223)
U.S. agencies and corporations:
Collateralized mortgage obligations	394,818	(8,717)	374,526	(15,155)	769,344	(23,872)
Mortgage-backed securities	296,873	(10,028)	160,976	(8,185)	457,849	(18,213)
Discount notes and bonds	48,564	(1,401)	189,047	(5,991)	237,611	(7,392)
Asset-backed securities	—	—	87,654	(1,511)	87,654	(1,511)
Commercial mortgage-backed securities	68,395	(2,779)	—	—	68,395	(2,779)
Total temporarily impaired securities	$818,500	$(23,043)	$832,097	$(30,947)	$1,650,597	$(53,990)

(1)           As of March 31, 2006, we identified investments totaling $832.1 million with unrealized losses of $30.9 million whose fair value has been less than their adjusted cost for a period of time greater than twelve months. We had two U.S. Treasury securities totaling $19.9 million with unrealized losses of $0.1 million which were purchased in October 2003 and February 2005. We had 43 securities classified as collateralized mortgage obligations totaling $374.5 million with unrealized losses of $15.2 million which were originally purchased between July 1998 and February 2005 We had 16 securities classified as mortgage-backed securities totaling $161.0 million with unrealized losses of $8.2 million which were originally purchased between July 2001 and April 2004. We had 15 securities classified as discount notes and bonds totaled $189.0 million with unrealized losses of $6.0 million which were originally purchased between February 2003 and February 2005. We had 15 securities classified as asset-backed securities totaled $87.7 million with unrealized losses of $1.5 million which were originally purchased between October 2002 and February 2005. All investments with unrealized losses for a period of time greater than twelve months are either rated AAA by Moody’s and/or S&P or are issued by the US Treasury government or a government-sponsored enterprise. Because these securities are of superior credit quality, the unrealized losses are due solely to increases in market interest rates and we expect to recover the impairment prior to or at maturity, thus the Company deems these impairments to be temporary. We have the intent and ability to hold the securities until the market value recovers. Market valuations and impairment analysis on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

The following table presents the components of gains and losses on investment securities, for the three months ended March 31, 2006 and March 31, 2005.

	For the three months ended
(Dollars in thousands)	March 31, 2006	March 31, 2005

Gross gains on investment securities:
Available-for-sale securities, at fair value	$170	$50
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	2,567	1,595
Other private equity investments	2	405
Other investments	3	—
Non-marketable securities (equity method accounting)	207	—
Non-marketable securities (cost method accounting):
Venture capital fund investments	76	2,051
Total gross gains on investment securities	3,025	4,101

Gross losses on investment securities:
Available-for-sale securities, at fair value	—	(397)
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(2,196)	(1,205)
Non-marketable securities (equity method accounting)	(552)	(51)
Non-marketable securities (cost method accounting):
Venture capital fund investments	(293)	(846)
Other private equity investments	(45)	(400)
Total gross losses on investment securities	(3,086)	(2,899)
Gains (losses) on investment securities, net	$(61)	$1,202

6.   Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $19.3 million and $20.6 million for the periods ended March 31, 2006 and December 31, 2005, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2006	December 31, 2005

Commercial loans	$2,345,592	$2,410,893

Vineyard development	102,418	104,881
Commercial real estate	18,723	20,657
Total real estate construction	121,141	125,538

Real estate term — consumer	42,724	39,906
Real estate term — commercial	7,827	10,694
Total real estate term	50,551	50,600

Consumer and other	240,696	256,322
Total loans, net of unearned income	$2,757,980	$2,843,353

The activity in the allowance for loan losses for the three months ended March 31, 2006 and March 31, 2005 was as follows:

	Three months ended March 31,
(Dollars in thousands)	2006	2005

Beginning balance	$36,785	$37,613
Recovery of provision for loan losses	(2,474)	(3,814)
Loans charged off	(1,361)	(4,060)
Recoveries	3,032	5,959
Ending balance	$35,982	$35,698

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $3.9 million and $13.4 million at March 31, 2006 and March 31, 2005, respectively. Allocations of the allowance for loan losses specific to impaired loans totaled $0.3 million at March 31, 2006, and $3.8 million at March 31, 2005. Average impaired loans for the first quarter of 2006 and 2005 totaled $5.6 million and $13.8 million, respectively.

7.  Borrowings

The following table represents the outstanding borrowings at March 31, 2006 and December 31, 2005:

(Dollars in thousands)	Maturity	March 31, 2006	December 31, 2005
Other borrowings	Overdraft	$79	$11
Revolving line of credit – structured lending fund	Due on Demand	2,495	—
Total other borrowings		$2,574	$11

Federal funds purchased and securities sold under agreement to repurchase	Less than One Month	$289,604	$279,464
Contingently convertible debt	June 15, 2008	147,810	147,604
Junior subordinated debentures	October 15, 2033	49,560	48,228

Interest expense related to other borrowings was $6,000 and $75,000 for the three months ended March 31, 2006 and 2005, respectively. The weighted average interest rates associated with the our borrowings outstanding for the three months ended March 31, 2006 and the year ended December 31, 2005 was 3.33% and 2.27%, respectively.

Contingently Convertible Debt

The fair value of the convertible debt at March 31, 2006 was $238.4 million, based on quoted market prices. We intend to settle the principal amount of $150.0 million (accreted value) in cash. Based on the terms of the notes, if, at any time before June 15, 2007, the per share stock price on the last trading day of the immediately preceding fiscal quarter was 110% or more of the then current conversion price, the notes would become convertible. The per share closing price of $53.05 of our common stock on March 31, 2006, the last trading day of first quarter of 2006, was 57.8% or more than the then current conversion price of $33.6277. Accordingly, during the first quarter of 2006, our note holders held the right, at their option, to convert their notes, in whole or in part, subject to certain limitations, at the conversion price of $33.6277. We received conversion notice relating to the notes in an aggregate principal amount of $39,000 during the first quarter of 2006 and $103,000 cumulatively.

Concurrent with the issuance of the convertible notes, we entered into a convertible note hedge at a cost of $39.3 million and a warrant transaction providing proceeds of $17.4 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the notes (see Note 8. Derivative Financial Instruments - Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock).

Available Lines of Credit

As of March 31, 2006, we have available $491.0 million in federal funds and lines of credit, $391.0 of which were unused. In addition to the available federal funds lines we have reverse repurchase agreement lines available with multiple securities dealers. Reverse repurchase lines allow us to finance short term borrowings using various fixed income securities as collateral. At March 31, 2006, we borrowed $189.6 million against our reverse repurchase lines.

8.  Derivative Financial Instruments

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

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives as of March 31, 2006 and December 31, 2005 were as follows:

	At March 31, 2006
	Notional or contractual amount	Credit risk Amount (1)	Estimated net fair value
			Asset (liability)
	(Dollars in thousands)
Derivatives
Interest rate swap	$50,000	$—	$(2,871)
Foreign exchange spot and forwards	462,212	2,747	(124)
Foreign currency options	7,284	55	—
Equity warrant assets	105,650	28,343	28,343
Equity conversion option	1,000	451	451

	At December 31, 2005
	(Dollars in thousands)
Fair Value Hedge
Interest rate swap	$50,000	$—	$(1,314)

Derivatives
Foreign exchange spot and forwards	432,733	5,701	766
Foreign currency options	18,772	101	—
Equity warrant assets	108,574	27,802	27,802
Equity conversion option	1,000	451	451

(1)           Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties.

Fair Value Hedges

Derivative instruments that we hold as part of our interest rate risk management may include interest rate swaps, caps and floors, and forward contracts. On October 30, 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement economically hedges against the risk of changes in fair values associated with the majority of our 7.0% fixed rate, junior subordinated debentures. For information on our junior subordinated debentures, see Note 7. Borrowings.

The terms of this fair value hedge agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. This derivative agreement provided a benefit of $0.2 million and $0.4 million in the three months ended March 31, 2006 and 2005, respectively. The swap agreement largely mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. Changes in the fair value of the swap are recognized in net income as a gain or loss on derivative instruments. Changes in the fair value of the derivative agreement are primarily dependent on changes in market interest rates in relation to this interest swap agreement. We recorded a negative change in fair value of $2.9 million for the quarter ended March 31, 2006.

Derivatives

We enter into various derivative contracts primarily to provide derivative products or services to customers. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. All of these contracts are carried at fair value with changes in fair value recorded on the line item gains (losses) on derivatives, net as part of our noninterest income, a component of consolidated net income.

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

We obtain derivative equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The purpose of obtaining warrants from client companies is intended to increase future revenue. The change in fair value of equity warrant assets is recorded in noninterest income, a component of consolidated net income. The change in fair value of the warrants resulted in a net gain (loss) of $0.3 million and ($0.8) million for the three months ended March 31, 2006 and 2005, respectively.

Derivative Fair Value Instruments Indexed to and Potentially Settled in a Company’s Own Stock

On May 20, 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, (See Note 7. Borrowings). These notes include a conversion feature which is indexed to and could potentially be settled in our stock. The conversion option is an embedded derivative, which, pursuant to paragraphs 11(a) and 12(c) of SFAS No. 133, qualifies as an embedded derivative indexed to our stock. If it was a freestanding derivative, it would be classified in stockholders’ equity. Thus, the embedded derivative is not considered a derivative for purposes of SFAS No. 133 and is not recorded on our financial statements at fair value.

Concurrent with the issuance of the $150 million principal amount of contingently convertible notes, (See Note 7 Borrowings), we entered into a convertible note hedge (purchased call option) at a cost of $39.3 million and a warrant transaction providing proceeds of $17.4 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the contingently convertible notes.

At issuance under the terms of the convertible note hedge, upon the occurrence of conversion events, we had the right to purchase up to approximately 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19.

At issuance under the warrant agreement, the counterparty could purchase up to approximately 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008. The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF 00-19. Due to conversion events in 2005 and 2006, the counterparty’s right to purchase our stock under warrant has been decreased by 3,063 shares. Also see Note 3. Earnings Per Share.

9. Common Stock Repurchase

We currently have in place a program authorizing our repurchase of up to $305.0 million of stock. The repurchase program was initially authorized by our Board of Directors and announced on May 7, 2003 for $160.0 million (with no expiration date), and was subsequently increased by $75.0 million (announced on January 27, 2005 and to be repurchased before June 30, 2006) and $70.0 million (announced on January 26, 2006 and to be repurchased before June 30, 2007). Unless earlier terminated by the Board, the program will expire on June 30, 2007. The Company’s trading window closed at the close of business on March 3, 2006. To continue the repurchase program, the Company put into effect a 10b5-1 plan which allowed the Company to automatically repurchase a predetermined number shares per day at the market price on every trading day until the trading window re-opened on May 2, 2006. As of March 31, 2006, we had repurchased 7.0 million shares totaling $229.3 million. During the three months ended March 31, 2006, we repurchased 510,000 shares of our common stock. At March 31, 2006, the approximate dollar value of shares that may still be repurchased under this program was $75.7 million.

10.  Segment Reporting

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing financial performance as our reportable segments. Please refer to the discussion of our segment organization in our 2005 Annual Report on Form 10-K, “Part I. Item 1. Business – Business Overview.”

We are organized into five lines of banking and financial services for management reporting:  Commercial Banking, SVB Capital, SVB Alliant, SVB Global (formerly referred to as “Global Financial Services”),  and Private Client Services and Other Business Services. These operating segments are strategic units that offer different services to different clients. The segments are managed separately because they appeal to different markets and, accordingly, require different strategies. The results of operating segments are based on our internal profitability reporting process. This process assigns each client relationship in its entirety, to a primary operating segment. The process assigns income and expenses to the operating segments according to the customer’s primary relationship designation. Additionally, working capital and its associated costs are allocated to the operating segments on an economic basis, treating each operating segment as if it were an independent entity. Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, the internal profitability reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of operating segments based on our internal operating structure and is not necessarily comparable with similar information for other financial services companies. Changes in the management structure or the allocation process have resulted, and may in the future result in changes in our allocation methodology as this process is under constant refinement. In the event of such changes, results for prior periods have been, and may be, restated for comparability. Changes in an individual client’s primary relationship designation have resulted, and may in the future result in the inclusion of certain clients in different segments in different periods.

As of March 31, 2006, based on the quantitative threshold for determining reportable segments as required by SFAS No. 131, our reportable segments are Commercial Banking and SVB Capital. SVB Alliant, Private Client Services and SVB Global do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such, have been aggregated in a column labeled Other Business Services for segment reporting purposes. For further information, please see our 2005 Form 10-K under “Part II. Item 8. Consolidated Financial Statements and Supplementary Data - Note 25. Segment Reporting.”

Commercial Banking provides solutions to the needs of our commercial clients in the technology, life science, and premium wine industries, through our lending, cash and deposit management, and global banking and trade products and services.

SVB Capital focuses on the business needs of our venture capital and private equity clients while establishing and maintaining relationships with those firms domestically and internationally. Through this segment, we provide banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services. SVB Capital also makes investments in venture capital and other private equity firms and in companies in the niches we serve. The group manages four venture funds and oversees hundreds of investments, including investments in several sponsored limited partnerships, such as Gold Hill Venture Lending Partners 03, LP, and its parallel funds, which primarily provide secured debt, typically to emerging-growth clients in their earliest stages; and the Partners for Growth funds, which are special situation debt funds that provide secured debt to, primarily, higher-risk, middle market clients in their later stages.

The Other Business Services segment is principally comprised of Private Client Services, SVB Alliant, and SVB Global and other business service units that are not part of the Commercial Banking or SVB Capital segments. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. SVB Alliant provides investment banking products and services including, merger and acquisition services, strategic alliances services, and specialized financial studies such as valuations and fairness opinions. SVB Global (formerly referred to as our “Global Financial Services” group) includes our foreign subsidiaries that facilitates our clients’ global expansion into major technology centers around the world SVB Global provides a variety of services, including consulting and business services, referrals, and knowledge sharing, as well as identifying business opportunities for SVB Financial Group.

The other business services units provide various products and services. The Other Business Services segment also reflects those adjustments necessary to reconcile the results of operating segments based on our internal profitability reporting process to the interim consolidated financial statements prepared in conformity with GAAP.

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore it is not possible to provide period-end asset balances for segment reporting purposes.

Our segment information at and for the three months ended March 31, 2006 and March 31, 2005 are as follows:

	Commercial Banking	SVB Capital	Other Business Services	Total
	(Dollars in thousands)
Three months ended March 31, 2006
Net interest income	$65,241	$6,732	$11,906	$83,879
Provision for (recovery of) loan losses(1)	(570)	—	(1,904)	(2,474)
Noninterest income (2)	20,215	1,725	1,461	23,401
Noninterest expense (3)	46,334	4,505	19,849	70,688
Minority interest in net (income) loss of consolidated affiliates	—	—	(244)	(244)
Income (loss) before income tax expense and cumulative effect of change in accounting principle	$39,692	$3,952	$(4,822)	$38,822

Total average loans	$2,248,183	$61,228	$354,037	$2,663,448
Total average assets (4)	3,730,617	666,079	868,098	5,264,794
Total average deposits	3,239,528	625,062	196,961	4,061,551
Goodwill at March 31, 2006	—	—	35,638	35,638

Three months ended March 31, 2005
Net interest income	$50,721	$4,327	$14,078	$69,126
Provision for (recovery of) loan losses(1)	(3,413)	(401)	(3,814)
Noninterest income (2)	18,610	3,118	3,641	25,369
Noninterest expense (3)	42,207	4,696	13,912	60,815
Minority interest in net (income) losses of consolidated affiliates	—	—	441	441
Income (loss) before income tax expense	$30,537	$2,749	$4,649	$37,935

Total average loans	$1,822,657	$82,245	$268,013	$2,172,915
Total average assets	3,877,685	640,785	613,411	5,131,881
Total average deposits	3,439,873	601,928	155,343	4,197,144
Goodwill at March 31, 2005	—	—	35,638	35,638

Year Ended December 31, 2005
Total average loans	$2,032,672	$61,749	$273,941	$2,368,362
Total average assets (4)	3,807,150	680,626	702,001	5,189,777
Total average deposits	3,356,655	637,108	172,713	4,166,476
Goodwill at December 31, 2005	—	—	35,638	35,638

Year Ended December 31, 2004
Total average loans	$1,630,961	$76,522	$244,172	$1,951,655
Total average assets (4)	3,629,524	550,566	592,819	4,772,909
Total average deposits	3,231,625	518,066	155,717	3,905,408
Goodwill at December 31, 2004	—	—	35,638	35,638

Year Ended December 31, 2003
Total average loans	$1,506,055	$64,560	$227,375	$1,797,990
Total average assets (4)	3,021,016	517,940	517,512	4,056,468
Total average deposits	2,607,706	483,838	186,022	3,277,566
Goodwill at December 31, 2003	—	—	37,548	37,548

(1)                              For segment reporting purposes, we report net loan charge-offs as the provision for loan losses. Thus the Other Business Services segment includes $(0.8) million and $(1.9) million for the three-month periods ended March 31, 2006 and 2005, respectively,  which represents the difference between net charge-offs and the provision for loan losses.

(2)                              Commercial Banking segment includes direct depreciation and amortization of $0.8 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively. Due to the complexity of our cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments.

(3)                              The internal reporting model used by our management to assess segment performance does not calculate tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

(4)                              Total Average Assets have been corrected to reflect the current composition of particular segments and prior periods presented have been corrected accordingly. Specifically, certain assets previously reported in the other Business Services segment have been reclassified into the commercial Banking and SVB Capital segments.

11.   Obligations Under Guarantees

We provide guarantees related to financial and performance standby letters of credit issued to our clients to enhance their credit standings and enable them to complete a wide variety of business transactions. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment by a client to a third party (beneficiary). Financial standby letters of credit are primarily used to support many types of domestic and international payments. Performance standby letters of credit are issued to guarantee the performance of a client to a third party when certain specified future events have occurred. Performance standby letters of credit are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices. These standby letters of credit have fixed expiration dates and generally require a fee paid by a client at the time we issue the commitment. Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period using the straight-line method.

The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, we use a credit evaluation process and collateral requirements similar to those for loan commitments. Our standby letters of credit are often cash-secured by our clients. The actual liquidity needs or the credit risk that we have experienced historically have been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

The table below summarizes our standby letter of credits at March 31, 2006. The maximum potential amount of future payments represents the amount that could be remitted under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands as of March 31, 2006)	Expires within one year or less	Expires after one year	Total amount outstanding	Maximum amount of future payments
Financial standby	$565,491	$64,147	$629,638	$629,638
Commercial standby	4,782	—	4,782	4,782
Performance standby	10,970	9,126	20,096	20,096
Total	$581,243	$73,273	$654,516	$654,516

At March 31, 2006, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.9 million. At March 31, 2006, cash and investment securities collateral available to us to reimburse losses under financial and performance standby letters of credits was $271.6 million.

Additionally, the Bank, as a financial provider, routinely guarantees credit cards for some of our customers which have been provided by an unaffiliated financial institution. We have recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by us. Certain of these amounts are secured by certificates of deposit and other assets which we have rights to in the event of nonperformance by the customers. The total amount of this guarantee was $59.2 million at March 31, 2006. It is not considered probable that material losses would be incurred by us as a result of these arrangements.

12. Related Party Transactions

The Bank increased its commitment under a revolving line of credit facility to an aggregate amount of $30.0 million to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. We have a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The line of credit expires in August 2006 and bears an interest rate of prime plus one percent. The highest aggregate balance outstanding during the quarter ended March 31, 2006 was approximately $30.0 million.

13. Legal Matters

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

14. Income Taxes

Income Tax Rate Comparison

Tax rate for the quarter ended March 31, 2005	39.5%
Add: Share-based compensation	3.6
Tax rate for the quarter ended March 31, 2006	43.1%

Our effective tax rate was 43.1% for the first quarter ended March 31, 2006, compared with 39.5% for the first quarter ended March 31, 2005. The higher tax rate was primarily attributable to the 3.6% tax impact of certain categories of share-based payment expense recognized under SFAS 123(R) that are not deductible for tax purposes in the period the related expense was recognized.

15. Subsequent Event

From April 1, 2006 through May 3, 2006, the Company repurchased 192,000 shares of its common stock totaling $10.0 million under the stock repurchase program leaving $65.7 million that still may be repurchased under the program. To continue the repurchase program, the Company put into effect a 10b5-1 plan which allowed the Company to automatically repurchase a predetermined number shares per day at the market price on every trading day until the trading window re-opened on May 2, 2006.

In April 2006, the Bank issued a letter of credit in the amount of $200 thousand on behalf of SurgRx, Inc. The initial maturity date of the letter of credit is April 4, 2007, but the letter of credit will be automatically renewed unless affirmatively terminated by SurgRx until its final expiry on May 10, 2010. The letter of credit is secured by a certificate of deposit pledged by SurgRx, Inc. which certificate of deposit is held by the Bank. David Clapper, one of our directors, is the Chief Executive Officer of SurgRx, Inc.

In April 2006, two of the managing directors of the SVB Alliant business unit resigned from the Company. The Company is actively conducting a search for their successors.

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

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and notes as presented in Part I - Item 1 of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to prior years’ results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Overview of Company Operations

SVB Financial Group is a bank holding company and a financial holding company that was incorporated in the state of Delaware in March 1999. In May 31, 2005, we changed our name from Silicon Valley Bancshares to SVB Financial Group. Our principal subsidiary, Silicon Valley Bank, is a California state-chartered bank and a member of the Federal Reserve System. Silicon Valley Bank’s deposits are insured by the Federal Deposit Insurance Corporation. SVB Financial Group’s corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400. When we refer to “we” or use similar words, we intend to include SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank. When we refer to “SVB Financial Group, the Parent” or “the parent company” we are referring only to the parent company, SVB Financial Group.

For over 20 years, we have been dedicated to helping entrepreneurs succeed, specifically focusing on industries where we have deep knowledge and relationships. Our focus is on the technology, life science, private equity, and premium wine industries. We continue to diversify our products and services to support our clients throughout their life cycles, regardless of their age or size. We offer a range of financial services that generate three distinct sources of income interest rate differentials, fee-based services and investments in private equity and venture capital funds.

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

In addition, we seek to obtain returns through investments in private equity and venture capital fund investments. We manage four limited partnerships: a venture capital fund that invests directly in privately held companies and three funds that invest in other venture capital funds.

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

We offer a variety of investment services and solutions to our Commercial Banking clients and others which enable companies to better manage their assets. SVB Silicon Valley Bank’s Repurchase Agreement Program (Repo) is designed for our Venture Capital and Private Equity clients. Through our broker-dealer subsidiary, SVB Securities, we offer money market mutual funds and fixed income securities. SVB Securities is registered with the SEC and a member of the National Association of Securities Dealers, Inc. (NASD). We also offer investment advisory services through SVB Asset Management, our registered investment advisory subsidiary. SVB Asset Management specializes in outsourced treasury management, customized cash portfolio management and reporting and monitoring for corporations.

SVB Capital

SVB Capital focuses on the business needs of our venture capital and private equity clients, establishing and maintaining relationships with those firms domestically and internationally. Through this segment, we provide banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services.

SVB Capital makes investments in venture capital and other private equity firms and in companies in the niches we serve. The segment also manages four venture funds that are consolidated into our financial statements; SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, and SVB Strategic Investors Fund III, LP, which are funds of funds that invest in other venture funds, and Silicon Valley BancVentures, LP, a direct equity venture fund that invests in privately-held technology and life-science companies. This segment also includes 2004 investments in Gold Hill Venture lending Partners 03, LP and its parallel funds (collectively known as Gold Hill Venture Lending Partners 03, LP), which provide secured debt, primarily to emerging growth clients in their earliest stages, and the Partners for Growth funds that provide secured debt to, primarily, higher risk, middle market clients in their later stages. We define “emerging-growth” clients as companies in the start-up or early stages of their lifecycle. These companies tend to be privately-held and backed by venture capital; they generally have few employees, have brought relatively few products or services to market, and have no or little revenue. By contrast, “middle market” clients tend to be more mature; they may be publicly-traded and more established in the markets in which they participate, although not necessarily the leading players in their industries.

Other Business Services

The Other Business Services segment is principally comprised of SVB Alliant, SVB Global and Private Client Services, and other business service units that are not part of the Commercial Banking or SVB Capital segments. SVB Alliant, SVB Global and Private Client Services do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such, have been aggregated as Other Business Services for segment reporting purposes.

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

SVB Global

SVB Global (formerly referred to as our “Global Financial Services” group) includes our foreign subsidiaries that facilitates our clients’ global expansion into major technology centers around the world SVB Global provides a variety of services, including consulting and business services, referrals, and knowledge sharing, as well as identifying business opportunities for SVB Financial Group.

Private Client Services and Other

Our Private Client Services and Other group is principally comprised of our Private Client Services group and other business services units. Private Client Services provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also help our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. As a result of the Private Client Services group’s recent decision to focus on its core banking and credit products, we sold Woodside Asset Management during the quarter ended March 31, 2006. The impact of the sale had an immaterial impact on our financial condition and results of operations.

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

A summary of significant accounting policies and a description of accounting policies that are considered critical are described in “Part II. Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies” and in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2005 Form 10-K.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 also changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS No. 154 was effective for us beginning January 1, 2006. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations or financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. SFAS No. 155 permits fair value measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. We are currently assessing the impact of SFAS No.155 on our consolidated financial position and results of operations.

Results of Operations

Earnings Summary

We reported net income of $22.3 million for the three months ended March 31, 2006, $0.7 million, or 2.9% lower than net income of $22.9 million for the three months ended March 31, 2005. Earnings per diluted common share were $0.58 for the three months ended March 31, 2006, as compared to $0.59 for the comparable prior year period.

Dilutive Effect of Contingently Convertible Debt on our Diluted Earnings per Share Calculation

We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes due June 15, 2008 in our diluted earnings per share (EPS) calculation using the treasury stock method, in accordance with the provisions of Emerging Issue Task Force (EITF) issue No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share”. The exposure draft of SFAS No. 128(R), if adopted in its proposed form, will require us to change our accounting for the calculation of EPS on our contingently convertible debt to the “if converted method.” The “if converted treatment” of the contingently convertible debt would have decreased EPS by $0.04 per diluted common share, or 7.2% for the three months ended March 31, 2006, and by $0.05 per diluted common share, or 8.5% for the three months ended March 31, 2005, respectively.

Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005

Consolidated net income decreased by $0.7 million for the three months ended March 31, 2006 versus the three months ended March 31, 2005.

•                    Net interest income increased by $14.8 million due to an increase in average loans, and due to an improvement in yields generated from these loans.

•                    The increase in noninterest expense of $9.9 million was largely attributable to an increase of $4.3 million in compensation expense, an increase of $3.3 million in professional services fees and an aggregate increase of $1.7 million in furniture and equipment and business development expenses.

The major components and changes of net income are summarized in the following table:

	For the three months ended March 31,		%
(Dollars in thousands)	2006	2005	Change

Net interest income	$83,879	$69,126	21.3%
Recovery of provision for loan losses	(2,474)	(3,814)	(35.1)
Noninterest income	23,401	25,369	(7.8)
Noninterest expense	70,688	60,815	16.2
Minority interest in net income of consolidated affiliates	(244)	441	(155.3)
Income before income tax expense	38,822	37,935	2.3
Income tax expense	16,743	14,999	11.6
Cumulative effect of change in accounting principle, net of tax	192	—	—
Net income	$22,271	$22,936	(2.9)
Return on average assets(1)	1.72%	1.81%
Return on average stockholders’ equity(1)	15.77%	17.17%
Average stockholders’ equity to average assets	10.88%	10.55%

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

The following tables set forth average assets, liabilities, minority interest, stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2006 and 2005, respectively. (For a description of certain off-balance sheet arrangements, see also “Note 11. Obligations Under Guarantees” to the interim financial statements contained in this report.)

AVERAGE BALANCES, RATES AND YIELDS

	For the three months ended March 31,
	2006			2005
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate

Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investments(1)	$196,894	$2,040	4.20%	$474,359	$2,959	2.53%
Investment securities:
Taxable	1,781,098	20,395	4.64	1,878,723	20,745	4.48
Non-taxable(2)	74,628	1,265	6.87	92,079	1,574	6.93
Loans:
Commercial	2,240,951	58,565	10.60	1,785,085	42,055	9.55
Real estate construction and term	174,701	2,939	6.82	150,532	2,201	5.93
Consumer and other	247,796	4,644	7.60	237,298	3,200	5.47
Total loans, net of unearned income	2,663,448	66,148	10.07	2,172,915	47,456	8.86
Total interest-earning assets	4,716,068	89,848	7.73	4,618,076	72,734	6.39

Cash and due from banks	246,486			233,533
Allowance for loan losses	(38,036)			(39,242)
Goodwill	35,638			35,639
Other assets (3)	304,638			283,875
Total assets	$5,264,794			$5,131,881

Funding sources:
Interest-bearing liabilities:
NOW deposits	$41,826	$41	0.39	$30,594	$30	0.40
Regular money market deposits	283,432	535	0.77	498,379	692	0.56
Bonus money market deposits	619,796	1,238	0.81	740,967	1,048	0.57
Time deposits	313,890	511	0.66	313,870	492	0.64
Federal funds purchased and securities sold under agreement to repurchase	192,292	2,243	4.73	—	—	—
Contingently convertible debt	147,705	232	0.64	146,844	236	0.65
Junior subordinated debentures	50,190	720	5.82	48,733	484	4.03
Other borrowings	137	6	17.76	9,743	75	3.12
Total interest-bearing liabilities	1,649,268	5,526	1.36	1,789,130	3,057	0.69
Portion of noninterest-bearing funding sources	3,066,800			2,828,946
Total funding sources	4,716,068	5,526	0.48	4,618,076	3,057	0.27

Noninterest-bearing funding sources:
Demand deposits	2,802,607			2,613,334
Other liabilities	119,469			115,275
Minority interest in capital of consolidated affiliates	120,808			72,537
Stockholders’ equity	572,642			541,605
Portion used to fund interest-earning assets	(3,066,800)			(2,828,946)
Total liabilities, minority interest and stockholders’ equity	$5,264,794			$5,131,881

Net interest income and margin		$84,322	7.25%		$69,677	6.12%

Total deposits	$4,061,551			$4,197,144

(1)                                  Includes average interest-bearing deposits in other financial institutions of $27.8 million and $15.1 million for the three months ended March 31, 2006 and 2005, respectively.

(2)                                  Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in 2006 and 2005. The tax equivalent adjustments were $0.4 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.

(3)                                  Average equity investments of $127.7 million and $122.4 million for the three months ended March 31, 2006 and 2005, respectively, were reclassified to other assets as they were noninterest-yielding.

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.”  Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of simultaneous change attributable to both volumes and rates for the periods indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate. Changes relating to investments in non-taxable municipal securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35.0% in 2006 and 2005.

	2006 Compared to 2005
	Three months March 31, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total

Interest income:
Federal funds sold and securities purchased under agreement to resell and other short-term investment securities	$(2,268)	$1,349	$(919)
Investment securities	(1,396)	737	(659)
Loans	11,627	7,065	18,692
Increase (decrease) in interest income	7,963	9,151	17,114

Interest expense:
NOW deposits	11	—	11
Regular money market deposits	(357)	200	(157)
Bonus money market deposits	(191)	381	190
Time deposits	—	19	19
Federal funds purchased and securities sold under agreement to repurchase	2,243	—	2,243
Contingently convertible debt	1	(5)	(4)
Junior subordinated debentures	15	221	236
Other borrowings	(134)	65	(69)
(Decrease) increase in interest expense	1,588	881	2,469
Increase in net interest income	$6,375	$8,270	$14,645

Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $84.3 million for the three months ended March 31, 2006, an increase of $14.6 million, or 21.0% from the comparable 2005 period. The increase in net interest income was the result of a $17.1 million increase in interest income, offset by a $2.5 million increase in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $17.1 million increase in interest income, on a fully taxable-equivalent basis, was partially due to an $8.0 million favorable volume variance. The favorable volume variance resulted from a $98.0 million, or 2.1% increase, in average interest-earning assets.

The increase in average interest-earning assets was primarily centered in average loans, which increased $490.5 million resulting in an $11.6 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which represented $455.9 million of the increase, followed by smaller increases in the real estate and consumer loan categories. The increase in average loans reflects an improvement in economic activity and in the markets served by us. Our loan yield in the three months ended March 31, 2006 included $1.6 million from accretion of warrant loan fees as compared to $1.7 million in the three months ended March 31, 2005.

This increase was partially offset by a decrease in federal funds sold, securities purchased under agreement to resell and other short-term investments of $277.5 million which resulted in an unfavorable volume variance of $2.3 million. Additionally, average investment securities decreased by $115.1 million, resulting in a $1.4 million unfavorable volume variance. In particular, mortgage-backed securities and collateralized mortgage obligations decreased by $73.2 million. We estimated the duration of the total investment portfolio at March 31, 2006 to be 3.1 years, compared to 2.5 years at March 31, 2005.

Interest Income - Change in Market Interest Rates and Shift in Investment Portfolio Mix (Rate Variance)

Favorable rate variances associated with each component of interest earning assets caused a $9.2 million increase in interest income. The yield on average interest-earning assets increased 134 basis points overall, largely driven by higher yields generated by loans and total investment securities. The increase in yields on interest-earning assets was primarily caused by an increase in short-term interest rates.

The average yield on taxable investment securities for the three months ended March 31, 2006 increased 16 basis points to 4.64 as compared to the prior year period, causing a $0.7 million favorable rate variance associated with our average investment securities. This was primarily due to securities that matured or were called in the current and prior quarter.

We realized a $7.1 million favorable rate variance associated with our loan portfolio, largely driven by higher yields from loans. On February 1, 2006 and March 29, 2006, we increased our prime lending rate, each time by 25 basis points, bringing our prime rate to 7.75 percent, in response to increases in short-term market interest rates. Our weighted-average prime lending rate increased to 7.42% in the first quarter of 2006 from 5.43% in the first quarter of 2005. As of March 31, 2006, approximately 72.1%, or $2.0 billion of our total loan portfolio were variable rate loans and would reprice with an increase in our prime lending rate.

In addition, we realized a $1.3 million favorable rate variance associated with federal funds sold, securities under agreement to resell and other short-term investment securities. The aforementioned increases in short-term market interest rates were largely responsible for this favorable rate variance.

Many elements of our interest-earning assets are interest rate sensitive, thus we expect that any future increase in market interest rates will be incremental to our earnings.

Interest Expense

Total interest expense for the three months ended March 31, 2006 increased by $2.5 million, largely due to unfavorable volume variance of $1.6 million associated with an increase in interest expense primarily related to overnight borrowings and an unfavorable rate variance of $0.9 million primarily associated with money market deposits.

During the three month period ended March 31, 2006, the average balance of federal funds purchased and securities sold under agreement to repurchase was $192.3 million compared to $0 for the three months ended March 31, 2005. The average interest rate during that period was 4.73%.

The average cost of funds paid in the three months ended March 31, 2006 was 0.48%, compared to 0.27% for the three months ended March 31, 2005. The increase in deposit rates resulted from our decision to increase rates for interest-bearing deposit accounts, in response to recent increases in short term market interest rates.

Provision for (Recovery of) Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005

We recorded a recovery of a provision for loan losses of $2.5 million for the three months ended March 31, 2006, compared to a recovery of a provision for loan losses of $3.8 million for the comparable three month period a year ago.

We incurred net recoveries of approximately $1.6 million for the three months ended March 31, 2006 compared to net recoveries of $1.9 million for the three months ended March 31, 2005.

Noninterest Income

The following table summarizes the components of noninterest income for the three months ended March 31, 2006 and 2005, and the percent changes from period to period:

	For the three months ended March 31%
(Dollars in thousands)	2006	2005	Change

Client investment fees	$9,637	$7,396	30.3%
Corporate finance fees	2,438	4,814	(49.4)
Letter of credit and standby letter of credit income	2,350	2,370	(0.8)
Deposit service charges	2,178	2,504	(13.0)
Gains (losses) on derivative instruments, net	2,227	4,026	(44.7)
Gains (losses) on investment securities, net	(61)	1,202	(105.1)
Other	4,632	3,057	51.5
Total noninterest income	$23,401	$25,369	(7.8)

We offer a variety of investment products on which we earn fees. These products include money market funds, repurchase agreements and fixed income securities through client directed accounts, sweep money fund products and fixed income portfolios managed through our asset management service. The following table summarizes client assets invested across those products as of March 31, 2006 and 2005.

(Dollars in millions)	At March 31, 2006	At March 31, 2005
Client investment funds:
Client directed investment assets (1)	$10,094	$7,452
Sweep money market funds	2,183	1,356
Client investment assets under management	4,092	2,918
Total client investment funds (2)	$16,369	$11,726

(1)                                 Mutual funds and Repurchase Agreement program assets.

(2)                                 Client funds maintained at third party financial institutions.

Total client investment funds were $16.4 billion at March 31, 2006, compared to $11.7 billion at March 31, 2005, an increase of $4.6 billion, or 39.6%. Mutual fund products totaled $8.5 billion and $6.1 billion at both March 31, 2006 and 2005, respectively. As of March 31, 2006, assets managed in SVB Asset Management accounted for $4.1 billion, or 25.0% and assets held in the Repurchase Agreement program were $2.2 billion, or 13.3% of the total client investment funds, respectively.

The following table summarizes the components of gains (losses) on derivative instruments for the three months ended March 31, 2006 and 2005, and the percent changes from period to period:

	For the three months ended March 31,		%
(Dollars in thousands)	2006	2005	Change

Foreign exchange forwards (1)	$5,305	$4,819	10.1%
Foreign exchange forwards (2)	(533)	—	—
Total gains on exchange forwards	4,772	4,819	(1.0)

Change in fair value interest rate swap	(2,871)	—	—

Equity warrant assets change in fair value:
Cancellations and expirations	(754)	(138)	446.4
Change in underlying assumption used to value	1,080	(655)	(264.9)
	326	(793)	(141.1)
Total gains (losses) on derivatives instruments	$2,227	$4,026	(44.7)%

(1)          Represents the income differential between foreign exchange forward contracts/non-deliverable foreign exchange forward contracts with clients and opposite way foreign exchange forward contracts/non-deliverable foreign exchange forward contracts with correspondent banks. See Note 13 “Derivative Financial Instruments” under Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(2)          Represents change in fair value of foreign exchange forward contracts with correspondent banks to economically reduce foreign exchange exposure risk related to certain foreign currency denominated loans.

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

The following table presents the components of gains and losses on investment securities, for the three months ended March 31, 2006 and 2005.

	For the three months ended
(Dollars in thousands)	March 31, 2006	March 31, 2005

Gross gains on investment securities:
Available-for-sale securities, at fair value	$170	$50
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	2,567	1,595
Other private equity investments	2	405
Other investments	3	—
Non-marketable securities (equity method accounting)	207	—
Non-marketable securities (cost method accounting):
Venture capital fund investments	76	2,051
Total gross gains on investment securities	3,025	4,101

Gross losses on investment securities:
Available-for-sale securities, at fair value	—	(397)
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(2,196)	(1,205)
Non-marketable securities (equity method accounting)	(552)	(51)
Non-marketable securities (cost method accounting):
Venture capital fund investments	(293)	(846)
Other private equity investments	(45)	(400)
Total gross losses on investment securities	(3,086)	(2,899)
Gains (losses) on investment securities, net	$(61)	$1,202

Gains (losses) on investment securities, net for the three months ended March 31, 2006 were concentrated in our managed funds of funds, our managed venture capital fund, and direct equity investments. We expect continued variability in the performance of our investment securities portfolios.

Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005

Client investment fee income for the three months ended March 31, 2006 of 9.6 million was $2.2 million higher than $7.4 million for the three months ended March 31, 2005. The increased income in the three months ended March 31, 2006 as compared to March 31, 2005 was largely attributable to the growth in client investment funds generating this income.

Our fees, calculated on client average balances, ranged from 5 to 67 basis points as of March 31, 2006, compared to a range of 10 to 84 basis points as of March 31, 2005.

Deposit services for the three months ended March 31, 2006 were $2.2 million, compared to $2.5 million at March 31, 2005, a decrease of $0.3 million, or 13.0% lower, than for the three months ended March 31, 2005. Clients compensate us for depository services, either through earnings credits computed on their demand deposit balances, or via explicit payments that we recognize as deposit service charge income. Earnings credits are calculated using client average daily deposit balances, less a reserve requirement and a discounted U.S. Treasury bill interest rate. Clients received higher earnings credit in the three months ended March 31, 2006 compared to the respective prior year period due to increased short-term market interest rates in the first quarter of 2005, resulting in additional credits to offset deposit service charges.

Noninterest Expense

The following table presents the detail of noninterest expense including the percent change in noninterest expense for the current year periods compared to the prior year periods:

	For the three months ended March 31,		%
(Dollars in thousands)	2006	2005	Change

Compensation and benefits	$44,521	$40,268	10.6%
Professional services	8,355	5,070	64.8
Net occupancy	4,205	4,658	(9.7)
Furniture and equipment	3,704	2,719	36.2
Business development and travel	2,754	2,090	31.8
Correspondent bank fees	1,130	1,221	(7.5)
Data processing services	1,128	1,013	11.4
Telephone	907	889	2.0
Change in provision for unfunded credit commitments	(496)	(185)	168.1
Other	4,480	3,072	45.8
Total noninterest expense	$70,688	$60,815	16.2

Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005

The increase in compensation and benefits expense of $4.3 million was primarily due to an increase in equity based compensation expense of $4.7 million, to $5.9 million for the three months ended March 31, 2006, compared to $1.2 million for the comparable prior year period. This increase reflects our adoption of SFAS 123R as of January 1, 2006, which includes recognizing expense for stock options granted and Employee Stock Purchase Plan shares. Compensation and benefits expense also increased due to payroll and benefit expenses caused by an increase in FTE, partially offset by a decrease of employee stock ownership plan expense.

Professional service expense totaled $8.4 million for the three months ended March 31, 2006, an increase of $3.3 million as compared to $5.1 million for the three months ended March 31, 2005. The primary components of this net increase were compliance and information technology related professional services costs associated with various initiatives. Expenses for furniture and equipment increased by $1.0 million, primarily related to office relocations and information technology initiatives. Business development and travel expenses increased by $0.7 million, primarily due to higher levels of travel to support the Company’s business activities.

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

The increase in net minority interest gains from the first quarter of 2005 to the first quarter of 2006 is primarily attributable to higher returns from our managed funds. Net minority interest gains in the first three months of 2006 were $0.7 million less than the three months ended March 31, 2005.

(Dollars in thousands)	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Minority interest in net losses (income) of consolidated affiliates	$(244)	$441

Income Taxes

Our effective tax rate was 43.1% for the first quarter ended March 31, 2006, compared with 39.5% for the first quarter ended March 31, 2005. The higher tax rate was primarily attributable to the tax impact of certain categories of share-based payment expense recognized under SFAS 123(R) that are not deductible for tax purposes in the period the related expense was recognized.

Operating Segment Results

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in our 2005 Annual Report on Form 10-K, “Part I. Item 1. Business – Business Overview.”

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income, net of funds transfer pricing. Funds transfer pricing (FTP) is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances therefore, it is not possible to provide period end asset balances for segment reporting purposes. Our segment information at and for the three months ended March 31, 2006 and 2005 are as follows:

Commercial Banking

First quarter ended March 31, 2006 compared to first quarter ended March 31, 2005

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for the quarter ended March 31, 2006 of $39.7 million represented an increase of $9.2 million, or 30.0%, from $30.5 million for the same period a year ago. This increase was the net result of higher revenues of $16.1 million, offset by higher noninterest expenses of $4.1 million, and a net change in recoveries of $(2.8) million. The higher revenues were comprised of higher net interest income of $14.5 million and higher noninterest income of $1.6 million.

Net interest income of $65.2 million for the first quarter ended March 31, 2006 increased $14.5 million, or 28.6%, from $50.7 million for the same period a year ago. Higher loans volumes along with higher interest rates drove this increase. Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

Noninterest income of $20.2 million for the quarter ended March 31, 2006 increased $1.6 million, or 8.6%, from $18.6 million for the same period a year ago. This increase in noninterest income was primarily driven by increased client investment fees of $2.0 million, partially offset by decreased net gains on derivatives of $0.4 million. The decreased net gains on derivatives were related to the exercise of equity warrant assets of $1.4 million, partly offset by increased gains on foreign exchange derivative income of $1.0 million.

Recovery of provision for loan losses of $0.6 million for the first quarter ended March 31, 2006 represented a net change of approximately $2.8 million from $3.4 million for the same period a year ago.

Noninterest expense of $46.3 million for the quarter ended March 31, 2006 increased by $4.1 million, or 9.8%, from $42.2 million for the same period a year ago. The increase in direct noninterest expense was primarily driven by expense related to compensation and benefits, furniture and equipment, and business development and travel. Specifically, base compensation increased $0.6 million, depreciation expense increased by $0.4 million and travel expense increased by $0.3 million. Noninterest expenses related to units supporting Commercial Bank activities were also allocated to Commercial Bank. Increases in stock-based compensation and professional services related to the support units contributed to the expense increase.

Financial Condition

Commercial Banking had a decrease in average deposits of $200.3 million, or 5.8%, and an increase in average loans of $425.5 million, or 23.3%, during the quarter ended March 31, 2006 compared to the same period a year ago. The loan products with the largest growth were core commercial, which grew by $326.6 million, and asset-based lending, which grew by $103.0 million. The increase in average loans reflects an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

SVB Capital

First quarter ended March 31, 2006 compared to first quarter ended March 31, 2005

Net Income (Loss) Before Taxes

SVB Capital’s income before income taxes for the quarter ended March 31, 2006 of $4.0 million represented an increase of $1.2 million, or 43.8%, from $2.7 million for the same period a year ago. This increase was the net result of higher revenues of $1.0 million, combined with lower noninterest expenses of $0.2 million. The higher revenues were comprised of higher net interest income of $2.4 million and offset by lower noninterest income of $1.4 million.

Net interest income of $6.7 million for the quarter ended March 31, 2006 increased $2.4 million, or 55.6%, from $4.3 million for the same period a year ago. Higher deposit volumes along with higher interest rates drove this increase. Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

Noninterest income of $1.7 million for quarter ended March 31, 2006 decreased by $1.4 million, or 44.7%, from $3.1 million for the same period a year ago. The decrease was primarily a result of decreased net gains on investments net of minority interest of $1.8 million, partly offset by increased gains on foreign exchange derivative income of $0.2 million, and increased client investment fees of $0.2 million.

Noninterest expense of $4.5 million for the quarter ended March 31, 2006 decreased by $0.2 million, or 4.1%, from $4.7 million for the same period a year ago. The decrease in direct noninterest expense was primarily driven by expense related to compensation and benefits and professional services. Specifically, base compensation decreased $0.2 million, employee relocation decreased $0.1 million, and consulting expenses decreased $0.3 million. Noninterest expenses related to units supporting SVB Capital activities were also allocated to SVB Capital.

Financial Condition

SVB Capital had an increase in average deposits of $23.1 million, or 3.8%, and a decrease in average loans of $21.0 million, or 25.6%, during the quarter ended March 31, 2006 compared to the same period a year ago. The increase in average deposits reflects an improved funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we are engaged in various marketing initiatives to attract and retain commercial clients at all stages of growth.

Other Business Services

The Other Business Services segment is principally comprised of Private Client Services, SVB Alliant and SVB Global and other business service units that are not part of the Commercial Banking or SVB Capital segments. These segments do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such have been combined with other business service units for segment reporting purposes. The Other Business Services segment also reflects those adjustments necessary to reconcile the results of operating segments based on the Company’s internal profitability reporting process to the interim unaudited consolidated financial statements prepared in conformity with GAAP. The Private Client Services group provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. SVB Alliant provides investment banking products and services including, merger and acquisition services, strategic alliances services, and specialized financial studies such as valuations and fairness opinions. SVB Global serves the needs of our domestic clients with global banking products, including foreign exchange and global finance and access to our international banking network for in- country services abroad. SVB Global also supports venture capital and commercial banking clients with business services through subsidiaries in India, Shanghai and the United Kingdom.

Net interest income of $11.9 million for the first quarter ended March 31, 2006 decreased $2.2 million, or 15.4%, from $14.1 million for the same period a year ago. The decrease in net interest income is primarily attributed to a decrease of $2.9 million related to a decreased gap between the funds transfer rates utilized for profitability reporting and the realized earnings on the investment portfolio. This was partly offset by higher loan and deposit volumes for Private Client Services along with higher interest rates.

Consolidated Financial Condition

Total assets of $5.4 billion at March 31, 2006 were down $95.4 million from December 31, 2005. Loans, net of unearned income, decreased by $85.4 million to $2.8 billion at March 31, 2006, from the balance at December 31, 2005. Additionally, our use of cash to repurchase our common stock, for a total cost of $25.8 million during the first quarter of 2006 contributed to the decrease in total assets.

Federal Funds Sold, Securities Purchased Under Agreement to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreement to resell and other short-term securities totaled $257.0 million at March 31, 2006, an increase of $81.3 million, or 46.3%, compared to the $175.7 million outstanding at December 31, 2005. The increase was caused by higher short term cash flows at quarter end.

Investment Securities

Investment securities totaled $1.9 billion at March 31, 2006, a decrease of $92.9 million, or 4.6% from $2.0 billion in December 31, 2005.

Refer to our 2005 Form 10-K under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Part II. Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies—Investment Securities” for our accounting policies related to investment securities.

Loans

Loans, net of unearned income, at March 31, 2006, totaled $2.8 billion, a decrease of $85.4 million from the balance at December 31, 2005. Our gross loans by industry niche as of March 31, 2006 and December 31, 2005 are as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Technology	$1,375,520	$1,417,838
Life science	275,421	266,786
Venture capital	323,569	362,754
Winery	331,491	349,744
Other (1)	471,303	466,799
Total gross loans	$2,777,304	$2,863,921

(1)           At March 31, 2006, this balance is predominantly Private Client Services loans. The balance also includes real estate, media and religious niche loans, areas that we exited in 2002 but will continue to service until the loans are paid off.

Credit Quality and the Allowance for Loan Losses

For a description of the accounting policies related to the allowance for loan losses, see “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2005 Form 10-K.

We realized $3.0 million in gross recoveries and incurred $1.4 million in gross charge-offs during the three months ended March 31, 2006. The gross charge-offs for the first quarter ended March 31, 2006 were primarily from one client in the hardware niche. Recoveries were primarily from three clients in the real estate niche.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest, and loans on nonaccrual status. The decrease of nonperforming loans was primarily related to loans secured by real estate. Due to the quality of the related collateral, this decrease in nonperforming loans did not result in a significant impact on the allowance for loan losses at March 31, 2006. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	March 31, 2006	December 31, 2005
Nonperforming assets:
Loans past due 90 days or more	$—	$1,046
Nonaccrual loans	3,923	6,499
Total nonperforming loans	3,923	7,545
Other real estate owned	5,949	6,255
Total nonperforming assets	$9,872	$13,800

Nonperforming loans as a percentage of total gross loans	0.14%	0.26%
Nonperforming assets as a percentage of total assets	0.18%	0.25%

Allowance for loan losses	$35,982	$36,785
As a percentage of total gross loans	1.30%	1.28%
As a percentage of nonperforming loans	917.21%	487.54%

Derivatives

March 31, 2006 compared to December 31, 2005

Derivative assets are recorded as a component of other assets and liabilities and are comprised of the following:

(Dollars in thousands)	As of March 31, 2006	As of December 31, 2005	% change
Assets (liabilities):
Equity warrant assets	$28,343	$27,802	1.9%
Foreign exchange forward and option contracts	(124)	766	(116.2)
Equity conversion option	451	451	—
Total	$28,670	$29,019	(1.2)%

Equity warrant assets increased by $0.5 million. The fair value related to exercise of equity warrant assets into equity securities decreased by $0.6 million as of the dates of exercise, while $1.3 million in aggregate grant date fair value of new equity warrant assets was added to the portfolio. Additionally, the decrease in fair value of our equity warrant assets attributable to cancellations and expirations was $0.8 million. The remaining $1.1 million increase was related to changes in the fair value of equity warrant assets attributable to changes in the underlying assumptions used to value the equity warrants including: changes in the risk-free interest rate, changes in the underlying value of our clients’ company stock, changes in the volatility of share prices for comparable public companies, and changes in the expected life.

We enter into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. We enter into an opposite way foreign exchange forward contract with a correspondent bank to hedge these contracts, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with our clients. These contracts are short term in nature, typically expiring within one year. At March 31, 2006 and December 31, 2005, the aggregate notional amounts of these contracts totaled $462.2 million and $432.7 million, respectively. The maximum credit exposure for counter-party nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $2.7 million at March 31, 2006 and $5.7 million at December 31, 2005. We have not experienced nonperformance by a counter party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties to such foreign exchange forward contracts.

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the clients’ need. We enter into an opposite way foreign currency option contract with a correspondent bank, which completely mitigates the risk of fluctuations in foreign currency exchange rates, for each of the currency option contracts entered into with our clients. These contracts typically expire in less than one year. At March 31, 2006 and December 31, 2005, the aggregate notional amounts of these contracts totaled $7.3 million and $18.8 million, respectively. We have not experienced nonperformance by a counter party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties.

Deposits

Deposits decreased by $104.2 million to $4.1 billion at March 31, 2006, compared to the balance at December 31, 2005. Noninterest-bearing demand deposits increased slightly from December 31, 2005, as a percentage of total deposits, at approximately 72.3%.

Liabilities

Other liabilities at March 31, 2006 decreased from December 31, 2005, primarily due to a decrease in accrued incentive compensation.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that SVB Financial and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of common stock, as well as retained earnings.

Common Stock

On January 19, 2006, the Company’s Board of Directors increased the stock repurchase plan and authorized up to an additional $70.0 million of common stock to be repurchased, which is included in the $75.7 million noted below. The

Company may, at its discretion, exercise this additional repurchase authority at any time on or before June 30, 2007 in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, we may begin or suspend repurchases at any time prior to the termination of the repurchase program on June 30, 2007, without any prior notice.

We repurchased 510,000 shares of its common stock for an aggregate cost of $25.8 million under the stock repurchase program leaving $75.7 million authorized that still may be used to repurchase its common stock under the program as of March 31, 2006.

From time to time, we may implement a non-discretionary Rule 10b5-1 trading plan, under which we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

Stockholders’ Equity

Stockholders’ equity totaled $586.1 million at March 31, 2006, an increase of $16.8 million, or 3.0%, from the $569.3 million balance at December 31, 2005. This increase was primarily the result of our net income in the three months ended March 31, 2006 and tax benefits associated with share based payments, partially offset by common stock repurchases during the first quarter of 2006. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of March 31, 2006. As of March 31, 2006, there were no plans for payment of dividends.

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

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution. For further information on risk-based capital and leverage ratios as defined by the Federal Reserve Board, see our 2005 Form 10-K, under “Part I. Item 1. Business—Supervision and Regulation—Regulatory Capital.”

Both SVB Financial and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of March 31, 2006, and December 31, 2005. Capital ratios for SVB Financial are set forth below:

	March 31, 2006	December 31,, 2005
SVB Financial:
Total risk-based capital ratio	15.88%	14.74%
Tier 1 risk-based capital ratio	13.46%	12.39%
Tier 1 leverage ratio	12.28%	11.64%

The increase in total risk-based capital and Tier 1 risk-based capital was due to our year-to-date repurchases of our common shares and a decline in risk weighted assets, particularly loans, and an increase in year-to-date earnings.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20%.  Silicon Valley Bank’s ratio of liquid assets to total deposits was 41.16% and 39.59% at March 31, 2006 and December 31, 2005, respectively, both well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of March 31, 2006 and December 31, 2005, we were in compliance with all of these policy measures.

Condensed Consolidated Statement of Cash Flows

	For the three months ended
(Dollars in thousands)	March 31, 2006	March 31, 2005

Net cash provided by operating activities	$3,900	$11,940
Net cash provided by (used for) investing activities	161,360	(109,623)
Net cash used for financing activities	(77,363)	(74,503)
Net increase (decrease) in cash equivalents	87,897	(172,186)
Cash and cash equivalents at the beginning of the year	462,098	627,218
Cash and cash equivalents at the end of the period	$549,995	$455,032

In analyzing our liquidity during the three months ended March 31, 2006 and 2005, reference is made to our interim unaudited consolidated statement of cash flows for the three months ended March 31, 2006 and 2005; see “Item 1. Interim Unaudited Consolidated Financial Statements.” The statement of cash flows includes separate categories for operating, investing, and financing activities.

Cash provided by operating activities was $3.9 million, which included net income of $22.3 million for the three months ended March 31, 2006. Adjustments for noncash items included $5.9 million of share-based payment, $4.6 million of deferred income tax expense and $4.1 million of tax benefits of share compensation and other, partially offset by $2.5 million for the recovery of loan losses. Sources of cash from changes in other assets and liabilities included a decrease in accrued interest receivable of $2.5 million and a decrease in accounts receivable of $1.3 million. These sources of cash were offset by a decrease in accrued retention, incentive plan and other compensation benefit payable of $32.4 million and an increase in net income tax receivable of $11.8 million.

Cash provided by investing activities was $161.4 million for the three months ended March 31, 2006. Net cash inflow was primarily driven by aggregate proceeds from sales, maturities and pay-downs of investment securities of $103.7 million, including a decrease in loans of $85.3 million offset by $26.9 million in purchases of investment securities.

Cash used for financing activities was $77.4 million for the three months ended March 31, 2006, and was largely driven by a decrease in deposits of $104.2 million and share repurchases of $25.3 million. Capital contributions from minority interest participants and proceeds from the issuance of common stock contributed $18.7 million and $17.6 million, respectively.

Cash and cash equivalents at March 31, 2006 were $550.0 million.

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from Silicon Valley Bank, its investment portfolio assets, and its ability to raise debt and capital.  The ability of Silicon Valley Bank to pay dividends is subject to certain regulations described in “Part I. Item 1. Business—Supervision and Regulation—Restriction on Dividends” of our 2005 Form 10-K.

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

For further information see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2005 Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2005. As of March 31, 2006, there have been no significant changes to the interest rate risk information contained in our 2005 Form 10-K and our policies in managing interest rate risk.

Market Value of Portfolio Equity (MVPE)

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as our market value of portfolio equity (MVPE).

The following table presents our MVPE exposure at March 31, 2006 and December 31, 2005, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

	Estimated	Estimated Increase/ (Decrease) in MVPE		Estimated Net Interest	Estimated Increase/ (Decrease) in Net Interest Income
Change in interest rates (basis points)	MVPE	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)
March 31, 2006:
+200	$917,446	$(45,428)	(4.7)%	$416,358	$37,418	9.9%
+100	920,587	(42,287)	(4.4)	397,675	18,735	4.9
-	962,874	—	—	378,940	—	—
-100	924,867	(38,007)	(3.9)	356,996	(21,944)	(5.8)
-200	895,018	(67,856)	(7.0)	331,979	(46,961)	(12.4)

December 31, 2005:
+200	$1,136,407	$(12,792)	(1.1)%	$408,682	$41,236	11.2%
+100	1,143,348	(5,851)	(0.5)	388,086	20,640	5.6
-	1,149,199	—	—	367,446	—	—
-100	1,138,898	(10,301)	(0.9)	344,489	(22,957)	(6.2)
-200	1,093,921	(55,278)	(4.8)	312,746	(54,700)	(14.9)

The preceding table indicates that at March 31, 2006, in the event of an instantaneous and sustained increase or decrease in market interest rates, our MVPE would be expected to increase or decrease accordingly.

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

Our MVPE sensitivity at March 31, 2006 increased slightly from December 31, 2005, primarily due to changes in the investment portfolio while staying well within our policy guidelines. In addition, our net interest income at risk remains within policy limits. These estimates are highly assumption dependent and will change regularly as the company’s asset-liability structure changes and as different interest rate environments evolve. We expect to continue to manage our interest rate risk actively utilizing on and off balance sheet strategies as appropriate.

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

Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income degradation exceeding 25.0%. Simulations as of March 31, 2006, indicated that we were within these policy guidelines.

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

Item 4.  Controls and Procedures

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as a result of the material weaknesses described below that were first identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and have not yet been fully remediated, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. The Company’s internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

These material weaknesses resulted in the restatement, in December 2005, of the Company’s previously issued consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the interim consolidated financial information for each of the quarterly periods in 2004 and 2003 and the quarterly period ended March 31, 2005. Specifically, the aforementioned material weaknesses in internal control over financial reporting as of December 31, 2005 resulted in the following accounting errors:

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

(3)           Non-refundable loan fees and costs associated with the Company’s lending products and fees associated with letters of credit were not reported in accordance with the provisions of SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. Specifically, the Company failed to recognize net fee revenue in accordance with the appropriate straight-line or interest method, as prescribed by SFAS No. 91, for net loan fee income obtained in connection with the extension of lending products. In addition, the Company inappropriately recognized non-refundable loan fees that it receives for factoring loans immediately rather than deferring and amortizing fees over the term of the facility granted. The Company did not properly defer direct loan origination costs associated with originating certain loan products. In addition, the Company misclassified fees on certain letters of credit as interest income rather than noninterest income on commitments where the probability of exercise was deemed remote.

(4)           Certain investment securities that were readily convertible to known amounts of cash and present insignificant risk of changes in value with original or purchased maturity dates of 90 days or less were not reported as cash equivalents in accordance with the provisions of SFAS No. 95, Statement of Cash Flows. This misapplication of GAAP resulted in a reclassification in the Company’s consolidated balance sheets of money market mutual fund investments and commercial paper investments from Investment securities to Federal funds sold and securities purchased under agreement to resell and other short-term investment securities.

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

Changes in Internal Control

Except as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation during the first quarter of the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

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

The risk factors set forth below are also set forth in our 2005 Form 10-K. No changes have been made.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25, and requires us to record compensation expense for all employee share based payments. The Company adopted SFAS No. 123R on January 1, 2006.  This expense had a material impact on our results of operations for the first quarter of 2006 and is likely to have a material impact on our results of operations going forward.

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

Our operations can be subject to natural disasters and other events beyond our control, such as earthquakes, fires, public health issues, power failures, telecommunication loss, terrorist attacks, and acts of war. Our corporate headquarters and a portion of our critical business offices are located in California near major earthquake faults. Such events of disaster, whether natural or manmade, could cause severe destruction or interruption to our operations and as a result, our business could suffer serious harm.

To mitigate these risks we have begun a phased business continuity program, with initial capabilities available in 2005 and additional capabilities to be implemented throughout 2006. Additionally, we signed a lease and began opening a support and back-operations facility in Salt Lake City, Utah during the first quarter of 2006. The facility is part of our business continuity strategy to ensure the continuous availability of critical client operations in the event of an unforeseen disaster. We also have a back-up data center in Phoenix, Arizona. Nonetheless, there is no assurance that our business continuity program can adequately mitigate the risks of such business interruptions.

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

Our management has determined that as of December 31, 2005, we did not maintain effective internal control over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” as a result of identified material weaknesses in our internal control over financial reporting. Specifically, we did not have adequately designed internal controls in our financial reporting process related to the selection and application of generally accepted accounting principles in that (a) accounting policies, procedures and practices were not consistently developed, maintained or updated in a manner ensuring that financial statements were prepared in accordance with U.S. generally accepted accounting principles, (b) these policies and procedures were not designed to consistently ensure the preparation and retention of adequate documentation to support key judgments made in connection with the selection and application of significant accounting policies within our financial reporting process and (c) our policies and procedures did not consistently provide for effective analysis, implementation, and documentation of new accounting pronouncements. In addition, we did not maintain sufficient levels of appropriately qualified and trained personnel in our financial reporting processes resulting in our inability to establish internal control over financial reporting policies and procedures related to (1) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for warrant derivatives or other non-routine or complex transactions, and (2) the review of such documentation by qualified internal staff, assisted by external advisors as deemed necessary, to determine our completeness and the propriety of our conclusions. For a detailed description of these material weaknesses and our remediation efforts and plans, see Part I, Item 4. These control deficiencies resulted in material errors in our financial reporting which resulted in a restatement of our financial statements for the years 2002, 2003 and 2004. This restatement process took five months to complete, required substantial resources and personnel, and included a comprehensive review of our financial statements and accounting practices by our auditors. However, we have not yet fully remediated these material weaknesses.

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

SVB Financial Group, the Parent relies on dividends from its subsidiaries for most of its revenue.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

January 1, 2006 – January 31, 2006	50,000	$49.39	50,000	$99,000,000
February 1, 2006 – February 28, 2006	250,000	$50.00	250,000	$86,600,000
March 1, 2006 - March 31, 2006	210,000	51.62	210,000	75,700,000
Total	510,000	$50.61	510,000	$75,700,000

(1)           We currently have in place a program authorizing our repurchase of up to a total of $305.0 million of stock. The repurchase program was initially authorized by our Board of Directors and announced on May 7, 2003 for $160.0 million (with no expiration date), and was subsequently increased by $75.0 million (to be repurchased before June 30, 2006) and $70.0 million (to be repurchased before June 30, 2007) and announced on January 27, 2005 and January 26, 2006, respectively. Unless earlier terminated by the Board, the program will expire on June 30, 2007. As of March 31, 2006, we have repurchased 7.0 million shares totaling $229.3 million. At March 31, 2006, the approximate dollar value of shares that may still be repurchased under this program was $75.7 million.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

See Index of Exhibits at the end of this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: May 10, 2006	/s/ DONAL D. DELANEY
Donal D. Delaney
Corporate Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.3	January 20, 2006
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.4	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein.	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
10.1	Office Lease Agreement, dated as of	8-K	000-15637	10.28	September 20, 2004

	September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3003 Tasman Drive, Santa Clara, CA 95054
10.2	Amended and Restated Lease Termination Agreement, dated as of October 20, 2004, by and between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank	8-KA	000-15637	99.1	October 22, 2004
*10.3	Amended and Restated Silicon Valley Bancshares 1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.4	Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.29	August 13, 1996
*10.5	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.30	August 13, 1996
*10.6	Silicon Valley Bank 401(k) and Employee Stock Ownership Plan, as amended and restated	10-K	000-15637	10.6	March 16, 2005
*10.7	Form of Change in Control Severance Benefits Policy for Non-Executives	10-Q	000-15637	10.33	November 13, 1996
*10.8	Amended and Restated Silicon Valley Bancshares Retention Program Plan	10-Q	000-15637	10.8	August 9, 2004
*10.9	Severance Agreement between the Company and John C. Dean related to Garage.com™ as of August 12, 1998	10-Q	000-15637	10.40	November 13, 1998
*10.10	Severance Agreement between the Company and Harry W. Kellogg related to Garage.com™ as of August 12, 1998	10-Q	000-15637	10.41	November 13, 1998
*10.11	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000
*10.12	Silicon Valley Bancshares 1998 Equity Incentive Plan, amended as of July 20, 2000	10-Q	000-15637	10.45	November 14, 2000
*10.13	Change in Control Severance Benefits Policy of Silicon Valley Bank	10-Q	000-15637	10.46	November 14, 2000
*10.14	Consulting Agreement between Silicon Valley Bancshares and John C. Dean, effective as of May 1, 2001	10-Q	000-15637	10.47	May 15, 2001
*10.15	Silicon Valley Bancshares 1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.16	Form of Indemnity Agreement between the Company and its directors and officers	10-Q	000-15637	10.50	November 14, 2003
*10.17	Severance Agreement between the Company and Lauren Friedman	10-Q	000-15637	10.51	November 14, 2003
*10.18	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated August 4, 2000	10-K	000-15637	10.52	March 11, 2004
*10.19	Bonus Agreement Between Silicon Valley Bank and Marc Verissimo dated September 20, 2000	10-K	000-15637	10.53	March 11, 2004
*10.20	Promissory Note Between Silicon Valley Bancshares and Ken Wilcox dated April 4, 2002	10-K	000-15637	10.54	March 11, 2004
*10.21	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated April 2, 2002	10-K	000-15637	10.55	March 11, 2004
*10.22	Promissory Note Between Silicon Valley	10-K	000-15637	10.56	March 11, 2004

	Bancshares and Greg Becker dated May 6, 2002
*10.23	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated January 16, 2003	10-K	000-15637	10.57	March 11, 2004
*10.24	Silicon Valley Bancshares Senior Management Incentive Compensation Plan	10-K	000-15637	10.58	March 11, 2004
*10.25	Separation Agreement Between Silicon Valley Bank and Leilani Gayles dated July 16, 2003	10-K	000-15637	10.59	March 11, 2004
*10.26	Offer Letter to Jack Jenkins-Stark dated February 20, 2004	10-Q	000-15637	10.26	May 7, 2004
*10.27	Offer Letter to David C. Webb dated May 25, 2004	10-Q	000-15637	10.27	August 9, 2004
*10.28	Silicon Valley Bank Deferred Compensation Plan, as amended and restated	8-K	000-15637	10.29	November 3, 2004
*10.29	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive	8-K	000-15637	10.30	November 5, 2004
*10.30	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.31	Form of Nonqualified Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.32	Form of Restricted Stock Award under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.33	Offer Letter to David Ketsdever dated November 13, 2004	8-K	000-15637	10.34	November 30, 2004
*10.34	SVB Financial Group Change in Control Severance Plan	8-K	000-15637	10.35	March 13, 2006
14.1	Code of Ethics	10-K	000-15637	14.1	March 16, 2005
21.1	Subsidiaries of Silicon Valley Bancshares	10-K	000-15637	21.1	March 16, 2005
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer					☒
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer					☒
32.1	Section 1350 Certifications					☒

*      Denotes management contract or any compensatory plan, contract or arrangement.