Form 10-Q
period 2006-06-30
SVB FINANCIAL GROUP
filed 2006-08-09
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(408) 654-7400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

At July 31, 2006, 34,531,095 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$321,334	$286,446
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	222,937	175,652
Investment securities	1,759,387	2,037,270
Loans, net of unearned income	2,950,626	2,843,353
Allowance for loan and lease losses	(37,907)	(36,785)
Net loans	2,912,719	2,806,568
Premises and equipment, net of accumulated depreciation and amortization	31,328	25,099
Goodwill	17,204	35,638
Accrued interest receivable and other assets	206,742	175,042
Total assets	$5,471,651	$5,541,715

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,758,391	$2,934,278
Negotiable order of withdrawal (NOW)	46,489	39,573
Money market	777,327	961,052
Time	331,097	317,827
Total deposits	3,913,304	4,252,730
Federal funds purchased and securities sold under agreement to repurchase	533,811	279,464
Contingently convertible debt	147,990	147,604
Junior subordinated debentures	49,857	48,228
Other borrowings	—	11
Other liabilities	105,535	124,921
Total liabilities	4,750,497	4,852,958

Commitments and contingencies
Minority interest in capital of consolidated affiliates	153,033	119,456

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 34,858,110 and 35,103,145 shares outstanding at June 30, 2006 and December 31, 2005, respectively	35	35
Additional paid-in capital	8,876	8,439
Retained earnings	596,128	587,713
Unearned compensation	—	(5,792)
Accumulated other comprehensive loss	(36,918)	(21,094)
Total stockholders’ equity	568,121	569,301
Total liabilities, minority interest, and stockholders’ equity	$5,471,651	$5,541,715

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005

Interest income:
Loans	$70,219	$51,306	$136,367	$98,762
Investment securities:
Taxable	19,600	20,935	39,994	41,680
Non-taxable	781	947	1,604	1,970
Federal funds sold, securities purchased under agreement to resell and other short-term investments	2,530	2,025	4,570	4,984
Total interest income	93,130	75,213	182,535	147,396
Interest expense:
Deposits	2,336	2,848	4,661	5,110
Other borrowings	5,032	931	8,233	1,726
Total interest expense	7,368	3,779	12,894	6,836
Net interest income	85,762	71,434	169,641	140,560
Provision for (recovery of) loan and lease losses	4,602	814	2,128	(3,000)
Net interest income after provision for (recovery of) loan and lease losses	81,160	70,620	167,513	143,560

Noninterest income:
Client investment fees	10,972	7,805	20,609	15,201
Gains on derivative instruments, net	12,727	10,115	14,954	14,141
Corporate finance fees	2,775	6,935	5,213	11,749
Letter of credit and standby letter of credit income	2,642	2,423	4,992	4,793
Deposit service charges	2,310	2,378	4,488	4,882
Gains (losses) on investment securities, net	4,080	(1,631)	4,019	(429)
Other	5,472	2,364	10,104	5,421
Total noninterest income	40,978	30,389	64,379	55,758

Noninterest expense:
Compensation and benefits (including share-based payment expense of $5.6, $2.2, $11.5 and $3.4, respectively (in millions))	48,675	44,280	93,196	84,548
Impairment of goodwill	18,434	—	18,434	—
Professional services	10,074	5,653	18,429	10,723
Net occupancy	4,298	4,215	8,503	8,873
Furniture and equipment	3,671	3,300	7,375	6,019
Business development and travel	2,987	2,702	5,741	4,792
Correspondent bank fees	1,452	1,475	2,582	2,696
Data processing services	861	952	1,989	1,965
Telephone	880	1,061	1,787	1,950
(Reduction of) provision for unfunded credit commitments	(3,325)	(1,074)	(3,821)	(1,259)
Other	5,631	3,761	10,111	6,833
Total noninterest expense	93,638	66,325	164,326	127,140

Income before minority interest in net (income) loss of consolidated affiliates, income tax expense and cumulative effect of change in accounting principle	28,500	34,684	67,566	72,178
Minority interest in net (income) loss of consolidated affiliates	(5,814)	372	(6,058)	813
Income before income tax expense	22,686	35,056	61,508	72,991
Income tax expense	9,092	14,160	25,835	29,159
Net income before cumulative effect of change in accounting principle	13,594	20,896	35,673	43,832
Cumulative effect of change in accounting principle, net of tax (1)	—	—	192	—
Net income	$13,594	$20,896	$35,865	$43,832
Earnings per common share — basic, before cumulative effect of change in accounting principle	$0.39	$0.60	$1.02	$1.24
Earnings per common share — diluted, before cumulative effect of change in accounting principle	$0.36	$0.54	$0.93	$1.13
Earnings per common share — basic	$0.39	$0.60	$1.02	$1.24
Earnings per common share — diluted	$0.36	$0.54	$0.94	$1.13

(1)                   The cumulative effect of change in accounting principle and taxes on previously granted share-based compensation for the effect of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Net income	$13,594	$20,896	$35,865	$43,832
Other comprehensive (loss) income, net of tax:
Cumulative translation (losses) gains:
Foreign currency translation gains (losses), net of tax	175	(32)	213	(32)
Change in unrealized (losses) gains on available-for-sale investment securities:
Unrealized holding (losses) gains, net of tax	(5,571)	11,854	(16,107)	(2,197)
Reclassification adjustment for (gains) losses included in net income, net of tax	(29)	(1,087)	70	(1,290)
Total other comprehensive (loss) income, net of tax	(5,425)	10,735	(15,824)	(3,519)
Total comprehensive income	$8,169	$31,631	$20,041	$40,313

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$35,865	$43,832
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	2,128	(3,000)
Impairment of goodwill	18,434	—
Changes in fair values of derivatives, net	(8,520)	1,601
(Gains) losses on investment securities, net	(4,019)	429
Depreciation and amortization	4,075	4,173
Minority interest	6,058	(813)
Tax benefits of share-based compensation and other	6,807	7,198
Amortization of share-based compensation	11,545	3,441
Amortization of deferred warrant-related loan fees	(3,491)	(3,504)
Deferred income tax (benefit) expense	(672)	1,310
Changes in other assets and liabilities:
Decrease (increase) in accrued interest receivable	1,600	(4,624)
(Increase) decrease in accounts receivable	(86)	867
Increase in income tax receivable, net	(12,800)	(6,442)
Decrease in accrued retention, incentive plans, other compensation benefits payable	(20,583)	(14,037)
Reduction of provision for unfunded credit commitments	(3,821)	(1,259)
Other, net	6,957	13,704
Net cash provided by operating activities	39,477	42,876

Cash flows from investing activities:
Purchases of available-for-sale securities	(11,763)	(306,155)
Proceeds from sales of available-for-sale securities	123,049	1,860
Proceeds from maturities and pay-downs of available-for-sale securities	180,656	207,045
Purchases of nonmarketable securities (cost and equity method accounting)	(15,210)	(9,641)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	2,335	3,515
Proceeds from maturities of nonmarketable securities (cost and equity method accounting)	1,442	2,404
Purchases of nonmarketable securities (investment fair value accounting)	(37,965)	(33,436)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	8,890	2,527
Proceeds from pay-downs of nonmarketable securities (investment fair value accounting)	7,140	671
Net increase in loans	(115,141)	(123,415)
Proceeds from recoveries of charged-off loans	6,204	7,829
Purchases of premises and equipment	(10,304)	(8,245)
Net cash provided by (used for) investing activities	139,333	(255,041)

Cash flows from financing activities:
Net (decrease) increase in deposits	(339,426)	153,605
Increase in borrowings, net	254,336	1,598
Capital contributions from minority interest participants, net of distributions	27,519	28,208
Stock compensation related tax benefits	4,107	—
Proceeds from issuance of common stock	26,146	12,921
Repurchases of common stock	(69,319)	(73,140)
Net cash (used for) provided by financing activities	(96,637)	123,192
Net increase (decrease) in cash and cash equivalents	82,173	(88,973)
Cash and cash equivalents at beginning of year	462,098	627,218
Cash and cash equivalents at end of period	$544,271	$538,245

Supplemental disclosures:
Cash paid during the period for:
Interest paid	$12,330	$6,799
Income taxes paid	$29,695	$27,043

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Business

SVB Financial Group and its subsidiaries (collectively referred to as “we”, “our” or “us” in this Form 10-Q) offer clients financial products and services through four primary strategic business groups:  Commercial Banking, SVB Capital,  SVB Alliant, and Other Business Services, which include SVB Global, Private Client Services and other business service units (see Note 11. Segment Reporting). The Parent company of SVB Financial Group itself is referenced to as “SVB Financial Group” or “the Parent company”.

The Parent company is a bank holding company and financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”), a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California. We serve more than 11,000 clients worldwide, through our 28 regional offices in the United States and four subsidiaries outside the United States. The Bank has 13 offices throughout California and operates regional offices across the country in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Utah, Texas, Virginia, and Washington and three international offices located in Bangalore, India; Shanghai, China; and London, England.

Through our Commercial Banking business group which includes the Bank and its subsidiaries, we serve clients in all stages of maturity ranging from emerging-growth companies to established, private and public companies in the technology, life science and premium wine industries. We define “emerging-growth” clients as companies in the start-up or early stages of their lifecycle; these companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market, and have no or little revenue. By contrast, we define “established” or “corporate technology” clients as companies that tend to be more mature; these companies may be publicly traded, and more established in the markets in which they participate. In 2006, we began using “Silicon Valley Bank” to refer to our Commercial Banking activities.

SVB Capital focuses on the business needs of our venture capital and private equity clients, establishing and maintaining relationships with those firms domestically and internationally. Through this segment, we provide banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services to venture capital and private equity clients. SVB Capital also makes investments in venture capital and other private equity firms and in companies in the niches we serve. The group manages five venture funds and oversees investments, as well as investments in several sponsored limited partnerships, such as Gold Hill Venture Lending Partners 03, LP, and its parallel funds, which primarily provide secured debt, typically to emerging-growth clients in their earliest stages; and the Partners for Growth funds, which are special situation debt funds that provide secured debt to, primarily, higher-risk, middle market clients in their later stages.

SVB Alliant, our investment banking subsidiary, provides merger and acquisition advisory services, private placement advisory services, strategic alliance services, and specialized financial studies such as valuations and fairness opinions. SVB Alliant is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”) and a member of the National Association of Securities Dealers, Inc. In 2005, we established SVB Alliant Europe Limited, a subsidiary based in London, England, in order to provide investment advisory services to companies in Europe. SVB Alliant Europe Limited did not commence full operations until May 2, 2006, when it received its license from the Financial Services Authority, which is an independent body that regulates the financial services industry in the United Kingdom.

Other Business Services include SVB Global, Private Client Services, and other business service units. SVB Global includes our foreign subsidiaries, which facilitate our clients’ global expansion into major technology centers around the world. SVB Global provides a variety of services, including consulting and business services, referrals, and knowledge sharing, as well as identifying business opportunities for us. Private Client Services provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Private Client Services helps our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”).

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

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS 140”. The Statement clarifies when an entity should separately recognize servicing assets and servicing liabilities when it undertakes an obligation to service a financial asset by entering into a servicing contract. The Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured using either the amortization method as previously permitted under SFAS 140 or the fair value measurement method. Entities are permitted to make an election to subsequently remeasure classes of separately recognized servicing assets and liabilities. Once the fair value measurement method is elected for a class, the election should be applied prospectively to all new and existing separately recognized servicing assets and servicing liabilities within that class. The effect of remeasuring an existing class of separately recognized servicing assets and servicing liabilities at fair value would be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.  The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued interim financial statements for that fiscal year. In the first quarter of 2006, we elected not to early adopt this Statement and accordingly, will adopt as of January 1, 2007. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated financial position and results of operations.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, to clarify the accounting for uncertain tax positions. FIN 48 prescribes that a two-step benefit recognition model be applied to initially recognize and measure the benefit amount of a tax position. The first step requires that a tax benefit be recognized only when the tax position is “more-likely-than-not” of being sustained based on the technical merits of the position. Assuming the first step is met, the second step requires that the benefit amount be measured at the largest amount that has at least a “more-likely-than-not” likelihood of being the ultimate outcome based on a cumulative-probability approach. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be subsequently recognized in the period in which the threshold is subsequently met, the tax matter is resolved or the statute of limitation for examining the tax position has expired. FIN 48 requires that a previously recognized tax benefit be derecognized in the period it becomes “more-likely-than-not” that the tax position would not be sustained on audit. The impact of applying FIN 48 should be recognized as a cumulative-effect adjustment to beginning retained earnings at the adoption date. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

3.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
	Net	Weighted Average	Per Share	Net	Weighted Average	Per Share
(Dollars and shares in thousands, except per share amounts)	Income	Shares	Amount	Income	Shares	Amount

2006:
Basic EPS:
Income available to common stockholders	$13,594	34,968	$0.39	$35,865	35,030	$1.02
Effect of dilutive securities:
Stock options, restricted stock awards, restricted stock units and convertible debt	—	3,023		—	3,186

Diluted EPS:
Income available to common stockholders and assumed conversions	$13,594	37,991	$0.36	$35,865	38,216	$0.94

2005:
Basic EPS:
Income available to common stockholders	$20,896	35,010	$0.60	$43,832	35,339	$1.24
Effect of dilutive securities:
Stock options, restricted stock awards, restricted stock units and convertible debt	—	3,464		—	3,288

Diluted EPS:
Income available to common stockholders and assumed conversions	$20,896	38,474	$0.54	$43,832	38,627	$1.13

For the three months ended June 30, 2006 and 2005, approximately 5.4 million and 4.6 million average potential common stock equivalents (including stock options, restricted stock and warrants), respectively, were excluded from the calculation, as they were anti-dilutive. For the six months ended June 30, 2006 and 2005, approximately 5.3 million and 4.6 million average potential common stock equivalents (including stock options, restricted stock and warrants), respectively, were excluded from the calculation, as they were anti-dilutive.

In September 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, that contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. The potential dilutive effect of our contingently convertible debt using the treasury stock method was approximately 1.4 million shares and 1.3 million shares for the three months ended June 30, 2006 and 2005, respectively, and 1.4 million shares and 1.2 million shares for the six months ended June 30, 2006 and 2005, respectively. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted average conversion price from the average market price of the shares related to the contingently convertible debt. We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes (see Note 8. Borrowings) in our diluted EPS calculation using the treasury stock method, in accordance with the provisions of EITF No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and SFAS No. 128, “Earnings Per Share”. However, the exposure draft of SFAS No. 128(R), if adopted in its proposed form, will require us to change our accounting for the calculation of EPS on our contingently convertible debt to the “if converted” method. The “if converted” treatment of the contingently convertible debt would have decreased diluted EPS by $0.03 and $0.07 for the three and six months ended June 30, 2006, respectively.

4.  Share-Based Compensation

Impact of Adopting SFAS 123R

Prior to January 1, 2006, we accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148  “Accounting for Stock-Based Compensation—Transition and Disclosures.”  Under the intrinsic value method, stock options granted with exercise prices equal to the grant date fair value of our stock have no intrinsic value and therefore no expense was actually recorded for these options under APB 25. For pro forma disclosure only, we measured the fair value of our stock options using the Black-Scholes option-pricing model and expensed the value over the corresponding service period using the straight-line amortization approach.  Equity-based awards for which stock-based compensation expense was actually recorded were generally grants of restricted stock awards and restricted stock units which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock.  Such value was then recognized as an expense over the corresponding service period using an accelerated amortization approach in accordance with FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards that were granted prior to January 1, 2006 are being expensed over the remaining portion of their vesting period under the same amortization method and, for stock options, using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. Under SFAS 123(R), the fair value of stock options are being measured using the Black-Scholes option-pricing model while the fair value for our restricted stock awards and restricted stock units are based on the quoted price of our common stock on the date of grant. For all stock-based awards granted on or after January 1, 2006, stock-based compensation expense is being amortized on a straight-line basis over the requisite service period.  SFAS 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital.  As of December 31, 2005, there was a balance of $5.8 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

For the six months ended June 30, 2006, we recorded share-based compensation expense of $11.5 million, resulting in the recognition of $2.5 million in related tax benefits.  For the six months ended June 30, 2005, we recognized $3.4 million of share-based compensation expense under the intrinsic value method of APB 25, resulting in the recognition of $1.4 million in related tax benefits.  As a result of adopting SFAS 123(R) on January 1, 2006, our income before income taxes and net income for the six months ended June 30, 2006 were $8.5 million and $7.3 million lower, respectively, than if we had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the six months ended June 30, 2006 were $0.24 and $0.19 lower, respectively, than if we had continued to account for share-based compensation under APB 25.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the six months ended June 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.  Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. Upon adoption of FAS 123(R) as of January 1, 2006, we recorded a cumulative adjustment of $0.2 million to account for the expected forfeitures of restricted stock awards and restricted stock units granted prior to January 1, 2006, for which we previously recorded an expense.

Equity Incentive Plans

On May 11, 2006, shareholders approved the 2006 Equity Incentive Plan (the “2006 Incentive Plan”). Our existing 1997 Equity Incentive Plan was set to expire in December 2006. The 2006 Incentive Plan provides for the grant of the following types of incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance shares and performance units, and (vi) and other stock awards.

Subject to the provisions of Section 14 of the 2006 Incentive Plan, the maximum aggregate number of shares that may be awarded and sold thereunder is 3,000,000 shares plus 1,488,361 shares comprised of (i) any shares which have been reserved but not issued under our 1997 Equity Incentive Plan as of May 11, 2006, and (ii) any shares subject to stock options or similar awards granted under the 1997 Equity Incentive Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1997 Equity Incentive Plan that are forfeited to or repurchased by us. No further awards will be made under the 1997 Equity Incentive Plan, but it will continue to govern awards previously granted thereunder.

Restricted stock awards and restricted stock units will be counted against the numerical limits of the Incentive Plan as two shares for every one share subject thereto.  Further, if shares acquired pursuant to any such award are forfeited or repurchased by us and would otherwise return to the Incentive Plan pursuant to the terms thereof, two times the number of shares so forfeited or repurchased will return to the Incentive Plan and will again become available for issuance.

Eligible participants in the 2006 Incentive Plan include directors, employees, and consultants.  Options granted under the 2006 Incentive Plan generally expire 7 years after the grant date.  Options generally become exercisable over various periods, typically 4 years, from date of grant based on continued employment and typically vest annually.  Restricted stock awards generally vest over the passage of time and continued employment through the vesting period.  Restricted stock units generally vest upon meeting certain performance-based objectives or the passage of time, or a combination of both, and continued employment through the vesting period.  The vesting period for restricted stock units cannot be less than three years unless they are subject to certain performance-based objectives, in which case the vesting period can be 12 months or longer.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”) under which participating employees may annually contribute up to 10% of their gross compensation to purchase shares of our common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees are eligible to participate in the ESPP on the first day of hire. To be eligible, an employee must, among other requirements, be age 18 or above and complete at least one hour of service as an employee of us or any of our affiliates. There were 71,036 shares issued under the ESPP for the period ended June 30, 2006. At June 30, 2006, a total of 915,577 shares of our common stock were still available for future issuance under the ESPP. The next purchase will be on December 29, 2006 at the end of the current six-month offering period. Effective January 1, 2006, we began recognizing compensation expense in accordance with SFAS 123(R).

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”. Previously reported amounts have not been restated.

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2005	2005

Net income, as reported	$20,896	43,832
Add: Stock-based compensation expense, net of tax reported in net income	1,257	1,919
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(5,591)	(10,909)
Net income, pro forma	$16,562	34,842

Earnings per common share — basic:
As reported	$0.60	1.24
Pro forma	0.48	0.99
Earnings per diluted share — diluted:
As reported	$0.54	1.13
Pro forma	0.45	0.93

Unrecognized Compensation Expense

As of June 30, 2006, unrecognized share-based compensation expense is as follows:

	As of June 30, 2006
(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period – in Years

Stock option awards	$21,181	1.33
Restricted stock awards	1,644	1.03
Restricted stock units	8,224	1.87
Employee stock purchase plan	—	—
Total unrecognized share-based compensation expense	$31,049

Valuation Assumptions

As of June 30, 2006 and 2005, the fair values of share-based awards for employee stock options and employee stock purchases made under our ESPP were estimated using the Black-Scholes option pricing model. The fair values of our restricted stock awards and restricted stock units were based on our closing quoted market price on date of grant. The following weighted average assumptions were used:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Equity Incentive Plan Awards
Expected term of options in years	5.3	5.1	5.3	5.1
Expected volatility of the Company’s underlying common stock	29.3%	37.0%	29.4%	37.1%
Risk-free interest rate	4.82%	4.06%	4.79%	4.05%
Expected dividend yield	—%	—%	—%	—%
Weighted average grant date fair value-stock options	$18.75	$17.58	$18.69	$17.60
Weighted average grant date fair value-restricted stock awards and restricted stock units	$51.21	$45.08	$51.17	$45.09

ESPP
Expected term in years	0.5	0.5	0.5	0.5
Expected volatility of the Company’s underlying common stock	22.5%	24.8%	22.5%	24.8%
Risk-free interest rate	4.40%	2.63%	4.40%	2.63%
Expected dividend yield	—%	—%	—%	—%
Weighted average fair value	$10.23	$10.01	$10.23	$10.01

The expected term was based on the implied term of the stock options using a lattice option-pricing model with early exercise factors based on historic employee exercise behavior. The expected volatilities for the 2006 Equity Incentive Plan for the three and six months ended June 30, 2006 and 2005 were calculated using a blended rate consisting of equal measures of our historic volatility and our expected volatility over a five-year term. The expected volatilities for the ESPP for the three and six months ended June 30, 2006 and 2005 are equal to the historical volatility for the previous six month periods. The expected risk-free interest rates for all periods were based on the yields of U.S. Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

Share-Based Payment Award Activity

The table below provides stock option information related to the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5,150,631	$29.81	6,023,080	$28.87
Granted	275,297	52.00	314,847	51.84
Exercised	(253,508)	25.91	(1,046,446)	23.77
Forfeited	(85,469)	37.87	(203,325)	35.63
Cancelled	(500)	48.88	(1,705)	40.56
Outstanding at June 30	5,086,451	$31.06	5,086,451	$31.06
Exercisable at June 30	3,273,528	$27.27	3,273,528	$27.27

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	6,387,083	$27.54	6,645,385	$27.41
Granted	428,790	44.79	446,990	44.78
Exercised	(325,368)	22.58	(540,408)	22.58
Forfeited	(160,794)	30.57	(215,280)	31.20
Cancelled	(4,000)	49.27	(10,976)	51.63
Outstanding at June 30	6,325,711	$28.87	6,325,711	$28.87
Exercisable at June 30	3,299,123	$24.85	3,299,123	$24.85

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The-Money Options ($)
Outstanding at June 30, 2006	5,086,451	$31.06	4.51	$75,644,014
Exercisable at June 30, 2006	3,273,528	$27.27	4.31	$59,875,068

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value as of June 30, 2006. This value is based on our closing stock price of $45.46 as of June 30, 2006. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $6.6 million and $28.1 million, respectively, and the total intrinsic value of options exercised during the three and six months ended June 30, 2005 was $8.1 million and $12.7 million, respectively.  Cash received from stock option exercises was $6.8 million and $7.2 million during the six months ended June 30, 2006 and 2005, respectively. The tax benefit of stock options exercised was $4.1 million and $0 for the six months ended June 30, 2006 and 2005.

The following table summarizes information regarding stock options outstanding as of June 30, 2006:

		Outstanding Options			Vested Options
Ranges of Exercise Prices		Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.25-	$17.07	642,276	3.94	$13.81	546,432	$13.31
17.20-	23.69	531,435	4.98	22.36	449,848	22.54
23.90-	25.17	524,486	2.36	25.05	374,518	25.05
25.29-	26.40	528,262	5.06	26.06	526,075	26.07
26.66-	31.29	527,052	5.43	30.93	509,178	30.98
31.40-	35.26	593,293	2.63	34.95	311,411	34.73
35.54-	36.46	508,696	4.70	35.60	245,426	35.61
36.56-	43.49	684,374	5.35	40.87	198,064	40.36
43.62-	53.29	541,077	6.14	49.78	112,576	48.42
53.30-	53.30	5,500	6.76	53.30	—	—
$8.25-	$53.30	5,086,451	4.51	$31.06	3,273,528	$27.27

We expect to satisfy the exercise of stock options and future grants of restricted stock by issuing new shares registered under the 2006 Incentive Plan. At June 30, 2006, options for 3,975,341 shares were available for future grant under the 2006 Incentive Plan.

The table below provides information for restricted stock awards and restricted stock units related to the 1989 Stock Option Plan, 1997 Plan and 2006 Incentive Plan for the six months ended June 30, 2006 and 2005:

	June 30, 2006		June 30, 2005
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	253,848	$42.12	251,113	$29.56
Granted	148,091	51.17	173,001	45.09
Vested	(61,649)	53.24	(131,801)	22.55
Forfeited	(18,561)	39.94	(3,523)	38.67
Nonvested at June 30	321,729	$44.28	288,790	$41.95

The total fair value of restricted stock grants that vested during the six months ended June 30, 2006 and 2005 was $2.5 million and $3.0 million, respectively.

5.          Investment Securities

Federal Funds Sold, Securities Purchased under Agreement to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreement to resell and other short-term investment securities as reported in the interim consolidated balance sheets include interest-bearing deposits in other financial institutions of $32.2 million and $34.7 million at June 30, 2006 and December 31, 2005, respectively.

The detailed composition of our investment securities as of June 30, 2006 and December 31, 2005 is presented as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Available-for-sale securities, at fair value	$1,535,837	$1,850,655
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments(1)	100,927	81,280
Other private equity investments(2)	32,323	26,782
Other investments(3)	25,456	25,300
Non-marketable securities (equity method accounting):
Other investments (4)	15,778	10,985
Low income housing tax credit funds	18,227	11,682
Non-marketable securities (cost method accounting):
Fund investments	27,123	26,924
Other private equity investments	3,716	3,662
Total investment securities	$1,759,387	$2,037,270

(1)               Includes $63.3 million and $58.7 million related to SVB Strategic Investors Fund, LP at June 30, 2006 and December 31, 2005, respectively. We have a controlling ownership interest of 12.6% in the fund. Also includes $35.3 million and $22.1 million related to SVB Strategic Investors Fund II, LP, at June 30, 2006 and December 31, 2005, respectively. We have a controlling interest of 8.6% in the fund. Additionally, it includes $2.3 million and $0.5 million related to SVB Strategic Investors Fund III, LP at June 30, 2006 and December 31, 2005, respectively.  Currently, we have a controlling interest of 11.7% in the fund.  As of December 31, 2005, we had a controlling interest of 100.0% in the fund.

(2)               Includes $29.7 million and $26.8 million related to Silicon Valley BancVentures, LP at June 30, 2006 and December 31, 2005, respectively. We have a controlling ownership interest of 10.7% in the fund.  Additionally, includes $2.6 million related to SVB Capital Partners II, LP as of June 30, 2006.  We have a direct ownership interest of 1.0% and indirect ownership interest of 8.6% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)               Represents $25.5 million and $25.3 million related to Partners for Growth, LP at June 30, 2006 and December 31, 2005, respectively. We have a majority ownership interest of approximately 50.01% in the fund.

(4)               Includes $6.9 million and $5.6 million related to Gold Hill Venture Lending Partners 03, LLC, the general partner of Gold Hill Venture Lending 03, LP and its parallel funds, as of June 30, 2006 and December 31, 2005, respectively. We have a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC. Gold Hill Venture Lending Partners 03, LLC has an ownership interest of 5.0% in the fund. It also includes $6.6 million and $5.4 million related to our direct investment in Gold Hill Venture Lending Partners 03, LP, as of June 30, 2006 and December 31, 2005, respectively. We have a direct ownership interest of 4.8% in the fund. Additionally, it includes $2.3 million to Partners for Growth II, LP as of June 30, 2006. We have an ownership interest of 24.2% in the fund.

The following table breaks out our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer as of June 30, 2006:

	June 30, 2006
	Less than twelve months		Twelve months or longer		Total
(dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments (1)	Unrealized Losses (1)	Fair Value of Investments	Unrealized Losses

U.S. Treasury securities	$19,669	$(195)	$9,969	$(33)	$29,638	$(228)
U.S. agencies and corporations:
Collateralized mortgage obligations	310,584	(9,042)	371,150	(17,776)	681,734	(26,818)
Mortgage-backed securities	284,169	(14,007)	152,143	(9,671)	436,312	(23,678)
Discount notes and bonds	48,146	(1,822)	188,656	(6,374)	236,802	(8,196)
Asset-backed securities	—	—	1,954	(11)	1,954	(11)
Commercial mortgage-backed securities	67,480	(3,694)	—	—	67,480	(3,694)
Total temporarily impaired securities	$730,048	$(28,760)	$723,872	$(33,865)	$1,453,920	$(62,625)

(1)                             As of June 30, 2006, we identified 79 investments totaling $723.9 million with unrealized losses of $33.9 million whose fair value has been less than their adjusted cost for a period of time greater than twelve months.  A US Treasury bond totaling $10.0 million with an unrealized loss of $33.0 thousand was purchased in October 2003.  Securities classified as collateralized mortgage obligations totaling $371.2 million with unrealized losses of $17.8 million were originally purchased between July 1998 and June 2005.  Securities classified as mortgage-backed securities totaling $152.1 million with unrealized losses of $9.7 million were originally purchased between June 2003 and April 2004.  Securities classified as discount notes and bonds totaling $188.7 million with unrealized losses of $6.4 million were originally purchased between February 2003 and January 2005.  Securities classified as asset backed securities totaling $2.0 million with unrealized losses of $10.7 thousand were originally purchased between October 2002 and September 2003.  All investments with unrealized losses for a period of time greater than twelve months are either rated triple AAA by Moody’s or S&P or are issued by the US Treasury or a government sponsored enterprise.  Because these securities are of superior credit quality, the unrealized losses are due solely to increases in market interest rates and we expect to recover the impairment prior to or at maturity, we deem these impairments to be temporary.  We have the intent and ability to hold the securities until the market value recovers.  Market valuations and impairment analysis on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

The following table presents the components of gains and losses on investment securities, for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross gains on investment securities:
Available-for-sale securities, at fair value	$3,180	$71	$3,350	$121
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments.	4,613	1,256	7,180	2,851
Other private equity investments	384	540	386	945
Other investments	1,167	22	1,170	22
Non-marketable securities (equity method accounting)	313	—	520	—
Non-marketable securities (cost method accounting):
Venture capital fund investments	286	527	362	2,578
Other private equity investments	109	50	109	50
Total gross gains on investment securities	10,052	2,466	13,077	6,567
Gross losses on investment securities:
Available-for-sale securities, at fair value	(3,230)	(1,929)	(3,230)	(2,326)
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(1,660)	(1,453)	(3,856)	(2,658)
Other private equity investments	(475)	(51)	(475)	(51)
Non-marketable securities (equity method accounting)	(209)	—	(761)	(51)
Non-marketable securities (cost method accounting):
Venture capital fund investments	(398)	(643)	(691)	(1,489)
Other private equity investments	—	(21)	(45)	(421)
Total gross losses on investment securities	(5,972)	(4,097)	(9,058)	(6,996)
Net gains (losses) on investment securities	$4,080	$(1,631)	$4,019	$(429)

6.   Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $21.2 million and $20.6 million, as of June 30, 2006 and December 31, 2005, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2006	December 31, 2005

Commercial loans	$2,498,382	$2,410,893

Vineyard development	100,568	104,881
Commercial real estate	8,803	20,657
Total real estate construction	109,371	125,538

Real estate term — consumer	55,306	39,906
Real estate term — commercial	20,123	10,694
Total real estate term	75,429	50,600

Consumer and other	267,444	256,322
Total loans, net of unearned income	$2,950,626	$2,843,353

The activity in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2006	2005	2006	2005

Beginning balance	$35,982	$35,698	$36,785	$37,613
Provision for (recovery of) loan and lease losses	4,602	814	2,128	(3,000)
Loans charged off	(5,850)	(2,010)	(7,211)	(6,070)
Recoveries	3,173	1,870	6,205	7,829
Ending balance	$37,907	$36,372	$37,907	$36,372

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $6.9 million and $6.5 million at June 30, 2006 and December 31, 2005, respectively. Allocations of the allowance for loan losses specific to impaired loans totaled $0.1 million at June 30, 2006, and $0 at December 31, 2005. Average impaired loans for the three months ended June 30, 2006 and 2005 totaled $6.1 million and $14.8 million, respectively.  Average impaired loans for the six months ended June 30, 2006 and 2005 totaled $5.9 million and $14.3 million, respectively.

7.  Goodwill

The goodwill balance at June 30, 2006 and December 31, 2005 was $17.2 million and $35.6 million, respectively.  All goodwill pertains to the acquisition of SVB Alliant, our investment banking subsidiary.

During the three months ended June 30, 2006, we recognized an impairment expense of $18.4 million related to goodwill.

SFAS No. 142, “Goodwill and Other Intangible Assets,” is the authoritative standard on the accounting for the impairment of goodwill.  SFAS No. 142 requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired.  We performed this analysis at the “reporting unit” level as defined in SFAS No. 142.  As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, this analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.  As part of this analysis, SFAS No. 142 requires that we estimate the fair value of our reporting units and compare it with their carrying value.  If the estimated fair value of a reporting unit is less than the carrying value, then impairment is deemed to have occurred.

We conducted our annual valuation analysis of the SVB Alliant reporting unit during the second quarter of 2006. We concluded at that time that we had an impairment of goodwill based on forecasted discounted net cash flows for that reporting unit.  As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this allocation, we concluded that $18.4 million of the related goodwill was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarter of 2006. Thus, the goodwill balance related to SVB Alliant was reduced from $35.6 million at December 31, 2005 to $17.2 million at June 30, 2006.

8.  Borrowings

The following table represents the outstanding borrowings at June 30, 2006 and December 31, 2005:

(Dollars in thousands)	Maturity	June 30, 2006	December 31, 2005
Federal funds purchased	Overnight	$245,000	$205,000
Securities sold under agreement to repurchase	Less than One Month	288,811	74,464
Total federal funds purchased and securities sold under agreement to repurchase		$533,811	$279,464

Contingently convertible debt	June 15, 2008	$147,990	$147,604
Junior subordinated debentures	October 15, 2033	$49,857	$48,228
Other borrowings	Overdraft	$—	$11

Interest expense related to borrowings was $5.0 million and $0.9 million for the three months ended June 30, 2006 and 2005, and $8.2 and $1.7 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

Contingently Convertible Debt

The fair value of the convertible debt at June 30, 2006 was $198.6 million, based on quoted market prices. We intend to settle the outstanding principal amount in cash. Based on the terms of the notes, if, at any time before June 15, 2007, the per share stock price on the last trading day of the immediately preceding fiscal quarter was 110% or more of the conversion price, the notes would become convertible. The per share closing price of $53.05 of our common stock on March 31, 2006, was 157.8% of the conversion price of $33.6277. Accordingly, during the second quarter of 2006, our note holders held the right, at their option, to convert their notes, in whole or in part, subject to certain limitations, at the conversion price of $33.6277. We received conversion notices relating to the notes in an aggregate principal amount of $52,000 during the second quarter of 2006, increasing the total cumulative amount converted to $155,000. The per share closing price of $45.46 of our common stock on June 30, 2006 was 135.19% of the conversion price of $33.6277, so our noteholders hold the right to convert shares in the third quarter of 2006.  After June 15, 2007, if the closing sales price of our common stock on the previous trading day is 110% or more of the conversion price of the notes, then the notes would become convertible.

Concurrent with the issuance of the convertible notes, we entered into a convertible note hedge (see Note 9. Derivative Financial Instruments - Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock).

Available Lines of Credit

As of June 30, 2006, we have available $741.0 million in federal funds lines of credit, $496.0 million of which were unused. In addition to the available federal funds lines, we have reverse repurchase agreement lines available with multiple securities dealers. Reverse repurchase lines allow us to finance short-term borrowings using various fixed income securities as collateral. At June 30, 2006, we borrowed $288.8 million against our reverse repurchase lines.

9.  Derivative Financial Instruments

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

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives as of June 30, 2006 and December 31, 2005 were as follows:

	At June 30, 2006
(Dollars in thousands)	Notional or contractual amount	Credit risk amount (1)	Estimated net fair value
			Asset (liability)
Fair Value Hedge
Interest rate swap	$50,000	$—	$(4,179)

Derivatives
Foreign exchange spot and forward contracts	464,555	8,347	1,248
Foreign currency options	69,322	139	—
Equity warrant assets	110,655	37,588	37,588
Equity conversion option	2,210	886	886

(Dollars in thousands)	At December 31, 2005

Derivative - Fair Value Hedge
Interest rate swap	$50,000	$—	$(1,314)

Derivatives - Other
Foreign exchange spot and forward contracts	432,733	5,701	766
Foreign currency options	18,772	101	—
Equity warrant assets	108,574	27,802	27,802
Equity conversion option	1,000	451	451

(1)                                 Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties.

Derivative - Fair Value Hedges

Derivative instruments that we hold as part of our interest rate risk management may include interest rate swaps, caps and floors, and forward contracts. On October 30, 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair values associated with the majority of our 7.0% fixed rate, junior subordinated debentures, which management evaluates for effectiveness using the statistical regression analysis approach for each reporting period.  For information on our junior subordinated debentures, see Note 8. Borrowings.

The terms of this fair value hedge agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. This derivative agreement provided a cash benefit of $0.1 million and $0.3 million in the three months ended June 30, 2006 and 2005, and a benefit of $0.3 million and $0.7 million in the six months ended June 30, 2006 and 2005, respectively, which was recognized in the consolidated statements of income as a contra to interest expense. The swap agreement largely mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. All components of the swap’s gain or loss are included in the assessment of hedge effectiveness. Changes in the fair value of the hedged position, which is primarily dependent on changes in market interest rates, are recognized in net income as a gain or loss on derivative instruments.  We recorded a non-cash decrease in fair value of $1.6 million for the three months ended June 30, 2006 and $4.5 million for the six months ended June 30, 2006, which were reflected in the consolidated statements of income within noninterest income under the line item gains on derivative instruments, net.

Derivatives - Other

We enter into various derivative contracts primarily to provide derivative products or services to customers. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. All of these contracts are carried at fair value with changes in fair value recorded on the statement line item gains on derivatives, net as part of our noninterest income, a component of consolidated income.

We enter into foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. To mitigate the risk of fluctuations in foreign currency exchange rates on these contracts, we enter into opposite way foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with correspondent banks. These contracts are short-term in nature, typically expiring within one year. We have not experienced nonperformance by counterparties and therefore have not incurred related losses. Further, we anticipate performance by all counterparties to such agreements.

We enter into foreign exchange forward contracts with correspondent banks to economically reduce foreign exchange exposure risk related to certain foreign currency denominated loans. These contracts are short-term in nature, typically expiring within one year. We have not experienced nonperformance by counterparties and therefore have not incurred related losses. Further, we anticipate performance by all counterparties to such foreign exchange forward contracts.

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the client’s need. To mitigate the risk of fluctuations in foreign currency exchange rates on these contracts, we enter into opposite way foreign currency option contracts with correspondent banks. These contracts typically expire in less than one year. We have not experienced nonperformance by counterparties and therefore have not incurred related losses. Further, we anticipate performance by all counterparties.

We obtain derivative equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The purpose of obtaining warrants from client companies is intended to increase future revenue. The change in fair value of equity warrant assets is recorded in net gains on derivative instruments within noninterest income, a component of consolidated net income. The change in fair value of the warrants resulted in a net gain of $8.2 million and $3.3 million for the three months ended June 30,

2006 and 2005, respectively, and a net gain of $8.5 million and $2.5 million for the six months ended June 30, 2006 and 2005, respectively.

Derivative Fair Value Instruments Indexed to and Potentially Settled in a Company’s Own Stock

On May 20, 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, (See Note 8. Borrowings). These notes include a conversion feature which is indexed to and could potentially be settled in our stock. The conversion option is an embedded derivative, which, pursuant to paragraphs 11(a) and 12(c) of SFAS No. 133, qualifies as an embedded derivative indexed to our stock. If it was a freestanding derivative, it would be classified in stockholders’ equity. Thus, the embedded derivative is not considered a derivative for purposes of SFAS No. 133 and is not recorded on our financial statements at fair value.

Concurrent with the issuance of the $150.0 million principal amount of contingently convertible notes, (See Note 8. Borrowings), we entered into a convertible note hedge (purchased call option) at a cost of $39.3 million and a warrant transaction providing proceeds of $17.4 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the contingently convertible notes.

At issuance under the terms of the convertible note hedge, upon the occurrence of certain conversion events, we had the right to purchase up to approximately 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. We have the option to settle any amounts due under the convertible note hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19.

At issuance under the warrant agreement, the counterparty could purchase up to approximately 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of certain conversion events. The warrant transaction will expire on June 15, 2008. The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF 00-19. Due to conversion events in 2005 and 2006, the counterparty’s right to purchase our stock under warrant has been decreased by 4,609 shares. Also see Note 3. Earnings Per Share.

10. Common Stock Repurchase

We currently have in place a program authorizing our repurchase of up to $305.0 million of stock. The repurchase program was initially authorized by our Board of Directors and announced on May 7, 2003 for $160.0 million (with no expiration date), and was subsequently increased by $75.0 million (announced on January 27, 2005 and to be repurchased before June 30, 2006) and $70.0 million (announced on January 26, 2006 and to be repurchased before June 30, 2007). Unless earlier terminated by the Board, the program will expire on June 30, 2007. Our trading window closed at the close of business on June 2, 2006. To continue the repurchase program, we put into effect a 10b5-1 plan which allowed us to automatically repurchase a predetermined number shares per day at the market price on every trading day through August 1, 2006. As of June 30, 2006, we had repurchased 7.9 million shares totaling $272.8 million. During the six months ended June 30, 2006, we repurchased 1,392,615 shares of our common stock. At June 30, 2006, the approximate dollar value of shares that may still be repurchased under this program was $32.2 million.

11.  Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, requires that we report certain financial information about our reportable operating segments as well as related disclosures about products and services, geographic areas and major customers. An operating segment is a component of an enterprise whose operating results are regularly reviewed by our chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer (“CEO”).

We have chosen to organize our operating segments around four primary lines of businesses in banking and financial services: Commercial Banking, SVB Capital, SVB Alliant, SVB Global and Other Business Services. For descriptive information about the products and services provided by each of our operating segments, please refer to our 2005 Annual Report on Form 10-K, “Part I. Item 1. Business – Business Overview” and “Footnote 22 – Segment Reporting”. Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, the internal profitability reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of operating segments based on our internal operating structure and is not necessarily comparable with similar information for other financial services companies.  In addition, changes in an individual client’s primary relationship designation have resulted, and may in the future result in the inclusion of certain clients in different segments in different periods. We have reclassified certain prior-period amounts to conform to the current period’s presentation.

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS 131. As of June 30, 2006, of our operating segments, only Commercial Banking, SVB Capital and SVB Alliant were determined to be reportable segments. SVB Global and Private Client Services did not meet the separate reporting thresholds and as such, in the table below, have been aggregated in a column labeled “Other Business Services” for segment reporting purposes.  The Other Business Services column also reflects other business service units and those adjustments necessary to reconcile the results of operating segments based on our internal profitability reporting process to the consolidated financial statements prepared in conformity with GAAP.  For the second quarter of 2006, we have presented SVB Alliant as a reportable segment.  As a result, prior periods have been restated to conform to the current period’s presentation. Our CODM allocates resources to and assesses the performance of each operating segment using information about net interest income, noninterest income and noninterest expense, which are presented as components of segment operating profit or loss before income taxes. Net interest income is reported, net of funds transfer pricing (“FTP”). FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised and an earnings charge is made for funded loans. In addition, we evaluate assets based on average balances; therefore it is not possible to provide period-end asset balances for segment reporting purposes.

Our segment information at and for the three and six months ended June 30, 2006 and 2005 are as follows:

(Dollars in thousands)	Commercial Banking	SVB Capital	SVB Alliant	Other Business Services	Total
Three months ended June 30, 2006
Net interest income	$67,305	$8,233	$—	$10,224	$85,762
Provision for loan losses(1)	2,677	—	—	1,925	4,602
Noninterest income(2)	25,172	6,768	2,772	6,266	40,978
Noninterest expense excluding impairment of goodwill(3)	57,175	5,526	5,379	7,124	75,204
Impairment of goodwill	—	—	18,434	—	18,434
Minority interest in net (income) of consolidated affiliates	—	—	—	(5,814)	(5,814)
Income (loss) before income tax expense(5)	32,625	9,475	(21,041)	1,627	22,686
Total average loans	2,278,923	76,398	—	375,556	2,730,877
Total average assets(4)	3,533,767	709,239	70,218	983,236	5,296,460
Total average deposits	3,075,220	666,992	—	222,457	3,964,669
Goodwill at June 30, 2006	$—	$—	$17,204	$—	$17,204

Three months ended June 30, 2005
Net interest income	$54,418	$4,936	$—	$12,080	$71,434
Provision for loan losses(1)	259	—	—	555	814
Noninterest income (expense) (2)	22,746	2,132	6,935	(1,424)	30,389
Noninterest expense(3)	44,854	4,723	6,884	9,864	66,325
Minority interest in net losses of consolidated affiliates	—	—	—	372	372
Income before income tax expense(5)	32,051	2,345	51	609	35,056
Total average loans	1,893,341	79,868	—	279,939	2,253,148
Total average assets(4)	3,760,799	669,759	75,036	535,085	5,040,679
Total average deposits	3,311,435	627,399	—	175,060	4,113,894
Goodwill at June 30, 2005	$—	$—	$35,638	$—	$35,638

Six months ended June 30, 2006
Net interest income	$132,545	$14,966	$—	$22,130	$169,641
Provision for loan losses(1)	2,107	—	—	21	2,128
Noninterest income(2)	45,388	8,493	5,210	5,288	64,379
Noninterest expense excluding impairment of goodwill(3)	103,509	10,031	10,784	21,568	145,892
Impairment of goodwill	—	—	18,434	—	18,434
Minority interest in net (income) of consolidated affiliates	—	—	—	(6,058)	(6,058)
Income (loss) before income taxes(5)	72,317	13,428	(24,008)	(229)	61,508
Total average loans	2,263,638	68,855	—	364,856	2,697,349
Total average assets(4)	3,631,494	687,831	73,246	888,178	5,280,749
Total average deposits	3,156,920	646,143	—	209,814	4,012,877
Goodwill at June 30, 2006	$—	$—	$17,204	$—	$17,204

Six months ended June 30, 2005
Net interest income	$105,138	$9,263	$—	$26,159	$140,560
(Recovery of)/provision for loan losses(1)	(3,154)	—	—	154	(3,000)
Noninterest income (expense) (2)	41,357	5,249	11,749	(2,597)	55,758
Noninterest expense(3)	87,062	9,419	11,406	19,253	127,140
Impairment of goodwill	—	—	—	—	—
Minority interest in net losses of consolidated affiliates	—	—	—	813	813
Income before income tax expense(5)	62,587	5,093	343	4,968	72,991
Total average loans	1,858,194	81,050	—	274,005	2,213,249
Total average assets(4)	3,818,761	655,352	74,167	534,629	5,082,909
Total average deposits	3,375,299	614,734	—	165,257	4,155,290
Goodwill at June 30, 2005	$—	$—	$35,638	$—	$35,638

(1)                                 For segment reporting purposes, we report net loan charge-offs as the provision for loan losses. Thus, the Other Business Services segment includes $1.9 million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively, and includes $21,000 and $0.2 million for the six months ended June 30, 2006 and 2005, respectively, which represents the difference between net charge-offs and the provision for loan losses.

(2)                                 The noninterest income presented in the Commercial Banking segment included warrant income of $3.5 million and $5.6 million, for the three months ended June 30, 2006 and 2005, respectively, and $3.8 million and $7.2 million, for the six months ended June 30, 2006 and 2005, respectively.

(3)                                 The Commercial Banking segment includes direct depreciation and amortization of $0.8 million and $0.6 million for the three months ended June 30, 2006 and 2005, respectively, and $1.6 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively. Due to the complexity of our cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments (totaling approximately $1.4 million and $1.4 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $2.6 million and $3.2 million for the six months ended June 30, 2006 and 2005, respectively.

(4)                                 Total Average Assets for the Commercial Banking, SVB Capital, SVB Alliant and Other Business Services segments equals the greater of total loans or the sum of total deposits and total stockholders’ equity for each segment.

(5)                                 The internal reporting model used by our management to assess segment performance does not calculate tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

12.   Obligations Under Guarantees

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

The table below summarizes our standby letter of credits at June 30, 2006. The maximum potential amount of future payments represents the amount that could be remitted under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires within one year or less	Expires after one year	Total amount outstanding	Maximum amount of future payments
Financial standby	$594,338	$53,929	$648,267	$648,267
Commercial standby	6,271	—	6,271	6,271
Performance standby	11,241	11,610	22,851	22,851
Total	$611,850	$65,539	$677,389	$677,389

At June 30, 2006, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.7 million. At June 30, 2006, cash and investment securities collateral available to us to reimburse losses under financial and performance standby letters of credits was $291.2 million.

Additionally, the Bank, as a financial provider, routinely guarantees credit cards for some of our customers which have been provided by an unaffiliated financial institution. We have recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by us. Certain of these amounts are secured by certificates of deposit and other assets which we have rights to in the event of nonperformance by the customers. The total amount of this guarantee was $66.0 million at June 30, 2006. It is not considered probable that material losses would be incurred by us as a result of these arrangements.

13. Related Party Transactions

SVB Financial Group has a commitment under a revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. SVB Financial Group has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The line of credit expires in August 2006 and bears an interest rate of prime plus one percent. The highest aggregate balance outstanding during the quarter ended June 30, 2006 was $30.0 million.  SVB Financial Group anticipates to renew and extend the line of credit in August 2006.

In April 2006, the Bank issued a letter of credit in the amount of $0.2 million on behalf of SurgRx, Inc.  The initial maturity date of the letter of credit is April 4, 2007, but the letter of credit will be automatically renewed unless affirmatively terminated by SurgRx until its final expiry on May 10, 2010.  The letter of credit is secured by a certificate of deposit pledged by SurgRx, Inc. and held by the Bank.  The Bank also extended to SurgRx a business credit card line of credit in the amount of $70,000 and a merchant services line of credit in the amount of $15,000, both of which are secured by restricted cash pledged to the Bank by SurgRx.  David Clapper, one of our directors, is the Chief Executive Officer of SurgRx, Inc.

In May 2006, the Bank extended a revolving line of credit in the aggregate amount of $60.0 million to NEA XII, LP.  Amounts outstanding under the line of credit are secured by the right to receive proceeds of capital calls from the borrower’s limited partners.  Richard Kramlich, one of our directors, is an owner of NEA Partners 12, L.P., which acts as the General Partner for NEA XII, L.P.  The maturity date of the line of credit is 364 days from the date the credit was first extended.

14. Legal Matters

On May 24, 2001, Gateway Communications, Inc. (“Gateway”) filed a lawsuit in the United States Bankruptcy Court for the Southern District of Ohio (Western Division) naming the Bank as a defendant. Gateway (the debtor in the bankruptcy case) alleges that the Bank’s actions in connection with a loan resulted in Gateway’s bankruptcy, and seeks $20 million in compensatory damages, punitive damages, interest and attorneys’ fees. On June 24, 2003, the Court dismissed four of the five counts in the complaint, including the claim for punitive damages, leaving one breach of contract claim.  Trial for the matter has been postponed and the pre-trial conference with the Court rescheduled to September 2006.

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

During the second quarter of 2006, we recorded a charge against earnings of $1.8 million in anticipation of the settlement of a litigation matter.

15. Subsequent Event

On July 20, 2006, our Board of Directors increased the stock repurchase plan and authorized up to an additional $70.0 million of common stock to be repurchased. We may, at our discretion, exercise this additional repurchase authority at any time on or before June 30, 2008 in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, we may begin or suspend repurchases at any time prior to the termination of the repurchase program on June 30, 2008, without any prior notice.

From July 1, 2006 through August 4, 2006, under the 10b5-1 plan, we repurchased approximately 200,000 shares of our common stock totaling $9.0 million under the stock repurchase program leaving $93.2 million that still may be repurchased under the program.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations below contain forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of certain factors, including those discussed in “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”

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

Overview of Company Operations

SVB Financial Group, the Parent, is a bank holding company and financial holding company that was incorporated in the state of Delaware in March 1999. Our principal subsidiary, Silicon Valley Bank (the “Bank”), is a California state-chartered bank and a member of the Federal Reserve System. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400. Hereafter when we refer to “we”, “our” or “us”, we mean SVB Financial Group and all of its subsidiaries collectively, including the Bank. When we refer to “SVB Financial Group, the Parent” or “the parent company” we are referring only to the parent company, SVB Financial Group.

For more than 20 years, we have been dedicated to helping entrepreneurs succeed, specifically focusing on industries where we have deep knowledge and relationships. Our focus is on the technology, life science, private equity, and premium wine industries. We continue to diversify our products and services to support our clients throughout their life cycles, regardless of their age or size. We offer a range of financial services that generate three distinct sources of income: interest rate differentials, fee-based services and investments in private equity and venture capital funds.

In part, our income is generated from interest rate differentials. The difference between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science, private equity, and premium wine industry sectors, and, to a lesser extent, from individuals served by our Private Client Services group. We do not obtain deposits from conventional retail sources and have no brokered deposits. As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of warrants in certain client companies.

Fee-based services also generate income for our business. We market our full range of financial services to all of our commercial and private equity firm clients. In addition to commercial banking and private client services, we offer fee-based merger and acquisition services, private placements, investment, advisory and valuation services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

In addition, we seek to obtain returns through investments in private equity and venture capital fund investments. As of June 30, 2006, we managed five limited partnerships: two venture capital funds that invest directly in privately held companies and three funds that invest in other venture capital funds.

Commercial Banking

We provide solutions to the needs of our commercial clients in the technology, life science, private equity and premium wine industries through our lending, deposit account and cash management, and global banking and trade products and services.

Through our lending products and services, we extend loans and other credit facilities to our commercial clients, most often secured by the assets of our clients. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable based lines of credit, asset-based loans, real estate loans, vineyard development loans, and financing of affordable housing projects. We often obtain warrants to purchase an equity position in a client’s stock in consideration for making loans to emerging growth companies or for providing other services.

Our deposit account and cash management products and services provide commercial clients with short and long-term cash management solutions. Deposit account products and services include traditional deposit and checking accounts, certificates of deposit, and money market accounts. In connection with deposit accounts, we also provide lockbox and merchant services that facilitate timely depositing of checks and other payments to clients’ accounts. Cash management products and services include wire transfer and Automated Clearing House (“ACH”) payment services to enable clients to transfer funds quickly from their deposit accounts. Additionally, the cash management services unit provides collection services, disbursement services, electronic funds transfers, and online banking through SVBeConnect.

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

We offer a variety of investment services and solutions to our Commercial Banking clients and others that enable companies to better manage their assets. Silicon Valley Bank’s Repurchase Agreement Program (“Repo”) is designed primarily for our Venture Capital and Private Equity clients. Through our broker-dealer subsidiary, SVB Securities, we offer money market mutual funds and fixed income securities. SVB Securities is registered with the SEC and a member of the National Association of Securities Dealers, Inc. (“NASD”) as well as a member of the Securities Investor Protection Corporation (“SIPC”). Investment advisory services are offered through SVB Asset Management, our registered investment advisory subsidiary. SVB Asset Management specializes in outsourced treasury services, with customized cash portfolio management for corporations and industry-leading reporting.

SVB Capital

SVB Capital focuses on the business needs of our venture capital and private equity clients, establishing and maintaining relationships with those firms domestically and internationally. Through this segment, we provide banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services.

SVB Capital makes investments in venture capital and other private equity firms and in companies in the niches we serve. The segment also currently manages five venture funds that are consolidated into our financial statements: SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, and SVB Strategic Investors Fund III, LP, which are funds of funds that invest in other venture funds; and Silicon Valley BancVentures, LP and SVB Capital Partners II, LP, which are direct equity venture funds that invest in privately-held technology and life-science companies. This segment also includes investments in Gold Hill Venture Lending Partners 03, LP and its parallel funds (collectively known as Gold Hill Venture Lending Partners 03, LP), which provide secured debt, typically to emerging-growth clients in their earliest stages, and the Partners for Growth funds that primarily provide secured debt to higher-risk, middle market clients in their later stages. We define “emerging-growth” clients as companies in the start-up or early stages of their lifecycle. These companies tend to be privately-held and backed by venture capital; they generally have few employees, have brought relatively few products or services to market, and have no or little revenue. By contrast, “middle market” clients tend to be more mature; they may be publicly-traded and more established in the markets in which they participate, although not necessarily the leading players in their industries.

SVB Alliant

SVB Alliant, our investment banking subsidiary, provides merger and acquisition advisory services (“M&A”), private placement advisory services, strategic alliance services, and specialized financial studies such as valuations and fairness opinions. SVB Alliant is a broker-dealer registered with the SEC and a member of the NASD.

Other Business Services

The Other Business Services segment is principally comprised of Private Client Services, SVB Global, and other business service units that are not part of the Commercial Banking, SVB Capital or SVB Alliant segments. SVB Global and Private Client Services and Other, do not meet the separate reporting thresholds as defined by SFAS No. 131 and as such, have been aggregated as Other Business Services for segment reporting purposes.

Private Client Services and Other

Our Private Client Services and Other group is principally comprised of our Private Client Services group and other business services units. Private Client Services provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. Those products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also help our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. As a result of the Private Client Services group’s recent decision to focus on its core banking and credit products, we sold Woodside Asset Management during the quarter ended March 31, 2006. The sale had an immaterial impact on our financial condition and results of operations.  A new business services unit, SVB Analytics, was formed during the second quarter of 2006.  SVB Analytics provides solutions to address the valuation needs of private emerging-growth technology and life sciences companies.

SVB Global

SVB Global includes our foreign subsidiaries that facilitate our clients’ global expansion into major technology centers around the world.  SVB Global provides a variety of services, including consulting and business services, referrals, and knowledge sharing, as well as identifying business opportunities for us.

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS 140”. The Statement clarifies when an entity should separately recognize servicing assets and servicing liabilities when it undertakes an obligation to service a financial asset by entering into a servicing contract. The Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured using either the amortization method as previously permitted under SFAS 140 or the fair value measurement method. Entities are permitted to make an election to subsequently remeasure classes of separately recognized servicing assets and liabilities. Once the fair value measurement method is elected for a class, the election should be applied prospectively to all new and existing separately recognized servicing assets and servicing liabilities within that class. The effect of remeasuring an existing class of separately recognized servicing assets and servicing liabilities at fair value would be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.  The Statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued interim financial statements for that fiscal year. In the first quarter of 2006, we elected not to early adopt this Statement and accordingly, will adopt as of January 1, 2007. We are currently assessing the impact of SFAS 156 on our consolidated financial position, results of operations and cash flows. We do not expect the adoption of SFAS 156 to have a material impact on our consolidated financial position and results of operations.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, to clarify the accounting for uncertain tax positions. FIN 48 prescribes that a two-step benefit recognition model be applied to initially recognize and measure the benefit amount of a tax position. The first step requires that a tax benefit be recognized only when the tax position is “more-likely-than-not” of being sustained based on the technical merits of the position. Assuming the first step is met, the second step requires that the benefit amount be measured at the largest amount that has at least a “more-likely-than-not” likelihood of being the ultimate outcome based on a cumulative-probability approach. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be subsequently recognized in the period in which the threshold is subsequently met, the tax matter is resolved or the statute of limitation for examining the tax position has expired. FIN 48 requires that a previously recognized tax benefit be derecognized in the period it becomes “more-likely-than-not” that the tax position would not be sustained on audit. The impact of applying FIN 48 should be recognized as a cumulative-effect adjustment to beginning retained earnings at the adoption date. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

Results of Operations

Earnings Summary

We reported net income of $13.6 million for the three months ended June 30, 2006. This was $7.3 million, or 34.9%, lower than net income of $20.9 million for the three months ended June 30, 2005.  Net income totaled $35.9 million for the six months ended June 30, 2006. This was $8.0 million, or 18.2%, lower than net income of $43.8 million for the six months ended June 30, 2005.  Net income for the three and six months ended June 30, 2006 includes a net of tax charge of $10.4 million due to impairment of goodwill.

The major components and changes of net income for the three and six months ended June 30, 2006 and 2005 are summarized in the following table.

	Three Months			Six Months
	Ended June 30,		%	Ended June 30,		%
(Dollars in thousands)	2006	2005	Change	2006	2005	Change

Net interest income	$85,762	$71,434	20.1%	$169,641	$140,560	20.7%
Provision for (recovery of) loan and lease losses	4,602	814	465.4	2,128	(3,000)	(170.9)
Noninterest income	40,978	30,389	34.8	64,379	55,758	15.5
Noninterest expense	93,638	66,325	41.2	164,326	127,140	29.2
Minority interest in net (income) loss of consolidated affiliates	(5,814)	372	—	(6,058)	813	(845.1)
Income before income tax expense	22,686	35,056	(35.3)	61,508	72,991	(15.7)
Income tax expense	9,092	14,160	(35.8)	25,835	29,159	(11.4)
Cumulative effect of change in accounting principle, net of tax	—	—	—	192	—	—
Net income	$13,594	$20,896	(34.9)%	$35,865	$43,832	(18.2)%
Return on average assets(1)	1.03%	1.66%		1.37%	1.74%
Return on average stockholders’ equity(1)	9.33	15.90		12.50	16.55
Average stockholders’ equity to average assets	11.03%	10.46%		10.95%	10.51%

(1)   Ratios utilize annualized consolidated net income.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Consolidated net income decreased by $7.3 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

•              Net interest income increased by $14.3 million largely due to an increase in average loans, particularly commercial loans, and an improvement in yields generated from these loans. The increase in interest income from loans was partially offset by increases in interest expense resulting from increases in average balances and rates of short-term borrowings.

•              Noninterest income increased by $10.6 million due to an increase in client investment fees, net gains on investment securities and net gains on derivative instruments, partially offset by a decline in corporate finance fees.

•              Noninterest expense increased by $27.3 million, which was largely attributable to a $18.4 million charge for impairment of goodwill as well as increases in compensation expense related to share-based compensation and professional services, partially offset by a reduction in the allowance for unfunded credit commitments.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Consolidated net income decreased by $8.0 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005.

•                  Net interest income increased by $29.1 million largely due to an increase in average loans, particularly commercial loans, and an improvement in yields generated from these loans, partially offset by increases in interest expense resulting from increases in average balances and rates of short-term borrowings.

•              Noninterest income increased by $8.6 million due to an increase in client investment fees, net gains on investment securities and net gains on derivative instruments, partially offset by a decline in corporate finance fees.

•              Noninterest expense increased by $37.2 million, which was largely attributable to a charge for impairment of goodwill as well as increases in compensation expense related to share-based compensation and professional services, partially offset by a reduction in the allowance for unfunded credit commitments.

Net Interest Income and Margin

Net interest income is defined as the difference between interest earned primarily on loans, investment securities, federal funds sold, securities purchased under agreement to resell and other short-term investment securities, and interest paid on funding sources. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. The average yield earned on interest-earning assets is the amount of annualized taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is defined as annualized interest expense as a percentage of average funding sources.

The following tables set forth average assets, liabilities, minority interest, stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2006 and 2005, respectively.

Average Balances, Rates and Yields

Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30,
	2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investments(1)	$225,294	$2,530	4.50%	$376,359	$2,025	2.16%
Investment securities:
Taxable	1,709,396	19,600	4.60	1,815,007	20,935	4.63
Non-taxable(2)	70,778	1,202	6.81	86,193	1,457	6.78
Loans:
Commercial	2,296,860	62,037	10.83	1,854,716	45,129	9.76
Real estate construction and term	181,012	3,069	6.80	158,023	2,567	6.52
Consumer and other	253,005	5,113	8.11	240,409	3,610	6.02
Total loans, net of unearned income	2,730,877	70,219	10.31	2,253,148	51,306	9.13
Total interest-earning assets	4,736,345	93,551	7.92	4,530,707	75,723	6.70

Cash and due from banks	236,714			226,902
Allowance for loan losses	(37,149)			(36,358)
Goodwill	35,435			35,638
Other assets (3)	325,115			283,790
Total assets	$5,296,460			$5,040,679

Funding sources:
Interest-bearing liabilities:
NOW deposits	$38,749	$43	0.45	$38,486	$39	0.41
Regular money market deposits	211,356	462	0.88	427,270	755	0.71
Bonus money market deposits	593,297	1,299	0.88	823,503	1,593	0.78
Time deposits	321,778	532	0.66	287,115	461	0.64
Federal funds purchased and securities sold under agreement to repurchase	314,431	3,987	5.09	7,912	63	3.19
Contingently convertible debt	147,895	233	0.63	147,081	235	0.64
Junior subordinated debentures	49,498	797	6.46	49,894	554	4.45
Other borrowings	1,788	15	3.36	10,031	79	3.16
Total interest-bearing liabilities	1,678,792	7,368	1.76	1,791,292	3,779	0.85
Portion of noninterest-bearing funding sources	3,057,553			2,739,415
Total funding sources	4,736,345	7,368	0.62	4,530,707	3,779	0.33

Noninterest-bearing funding sources:
Demand deposits	2,799,489			2,537,520
Other liabilities	95,068			95,231
Minority interest in capital of consolidated affiliates	138,864			89,437
Stockholders’ equity	584,247			527,199
Portion used to fund interest-earning assets	(3,057,553)			(2,739,415)
Total liabilities, minority interest and stockholders’ equity	$5,296,460			$5,040,679

Net interest income and margin		$86,183	7.30%		$71,944	6.37%

Total deposits	$3,964,669			$4,113,894

(1)                                 Includes average interest-bearing deposits in other financial institutions of $32.3 million and $21.4 million for the three months ended June 30, 2006 and 2005, respectively.

(2)                                 Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in 2006 and 2005. The tax equivalent adjustments were $0.4 million and $0.5 million for the three months ended June 30, 2006 and 2005, respectively.

(3)                                 Average equity investments of $129.5 million and $155.5 million for the three months ended June 30, 2006 and 2005, respectively, were classified as other assets as they were noninterest-yielding assets.

Average Balances, Rates and Yields

Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30,
	2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities(1)	$211,643	$4,570	4.35%	$378,978	$4,984	2.65%
Investment securities:
Taxable	1,744,578	39,994	4.62	1,891,450	41,680	4.44
Non-taxable(2)	72,693	2,468	6.85	89,120	3,031	6.86
Loans:
Commercial	2,269,060	120,601	10.72	1,820,088	87,184	9.66
Real estate construction and term	177,874	6,009	6.81	154,298	4,768	6.23
Consumer and other	250,415	9,757	7.86	238,863	6,810	5.75
Total loans, net of unearned income	2,697,349	136,367	10.19	2,213,249	98,762	9.00
Total interest-earning assets	4,726,263	183,399	7.83	4,572,797	148,457	6.55

Cash and due from banks	241,607			230,363
Allowance for loan and lease losses	(37,590)			(37,792)
Goodwill	35,536			35,638
Other assets(3)	314,933			281,903
Total assets	$5,280,749			$5,082,909

Funding sources:
Interest-bearing liabilities:
NOW deposits	$40,279	$84	0.42%	$34,562	$69	0.40%
Regular money market deposits	247,195	997	0.81	462,628	1,447	0.63
Bonus money market deposits	606,473	2,537	0.84	782,463	2,641	0.68
Time deposits	317,856	1,043	0.66	300,419	953	0.64
Federal funds purchased and securities sold under agreement to repurchase	253,699	6,230	4.95	3,978	63	3.19
Contingently convertible debt	147,800	465	0.63	146,963	471	0.65
Junior subordinated debentures	49,842	1,517	6.14	49,648	1,038	4.22
Other borrowings	967	21	4.38	9,888	154	3.14
Total interest-bearing liabilities	1,664,111	12,894	1.56	1,790,549	6,836	0.77
Portion of noninterest-bearing funding sources	3,062,152			2,782,248
Total funding sources	4,726,263	12,894	0.55	4,572,797	6,836	0.30

Noninterest-bearing funding sources:
Demand deposits	2,801,074			2,575,218
Other liabilities	107,202			101,905
Minority interest in capital of consolidated affiliates	129,886			81,004
Stockholders’ equity	578,476			534,233
Portion used to fund interest-earning assets	(3,062,152)			(2,782,248)
Total liabilities, minority interest and stockholders’ equity	$5,280,749			$5,082,909

Net interest income and margin		$170,505	7.28%		$141,621	6.25%

Total deposits	$4,012,877			$4,155,290

(1)         Includes average interest-bearing deposits in other financial institutions of $30.0 million and $18.3 million for the six months ended June 30, 2006 and 2005, respectively.

(2)         Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in both 2006 and 2005.  The tax-equivalent adjustments were $0.9 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively.

(3)         Average equity investments of $128.6 million and $153.4 million for the six months ended June 30, 2006 and 2005, respectively, were classified as other assets as they were noninterest-yielding assets.

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.”  Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of simultaneous change attributable to both volumes and rates for the periods indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate. Changes relating to investments in non-taxable securities are presented on a fully taxable-equivalent basis using the federal statutory rate of 35.0% in 2006 and 2005.

	2006 Compared to 2005			2006 Compared to 2005
	Three Months Ended June 30, Increase (Decrease) Due to Change in			Six Months Ended June 30, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	$(1,051)	$1,556	$505	$(2,776)	$2,362	$(414)
Investment securities	(1,473)	(117)	(1,590)	(3,880)	1,631	(2,249)
Loans	11,751	7,162	18,913	23,388	14,217	37,605
Net increase in interest income	9,227	8,601	17,828	16,732	18,210	34,942

Interest expense:
NOW deposits	—	4	4	12	3	15
Regular money market deposits	(443)	150	(293)	(794)	344	(450)
Bonus money market deposits	(485)	191	(294)	(663)	559	(104)
Time deposits	57	14	71	57	33	90
Contingently convertible debt	1	(3)	(2)	3	(9)	(6)
Junior subordinated debentures	(4)	247	243	4	475	479
Federal funds purchased and securities sold under agreement to repurchase	3,865	59	3,924	6,113	54	6,167
Other borrowings	(69)	5	(64)	(177)	44	(133)
Net increase in interest expense	2,922	667	3,589	4,555	1,503	6,058

Increase in net interest income	$6,305	$7,934	$14,239	$12,177	$16,707	$28,884

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $86.2 million for the three months ended June 30, 2006, an increase of $14.2 million, or 19.9% from the comparable 2005 period. The increase in net interest income was the result of a $17.8 million increase in interest income, partially offset by a $3.6 million increase in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $17.8 million increase in interest income, on a fully taxable-equivalent basis, was partially due to a $9.2 million favorable volume variance. The favorable volume variance resulted from a $205.6 million, or 4.5% increase, in average interest-earning assets.

The increase in average interest-earning assets was primarily centered in average loans, which increased $477.7 million or 21.2%.  The increase in average loans resulted in an $11.8 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which represented $442.1 million of the increase in average loans. The increase in average loans reflects an improvement in economic activity and in the markets served by us.

The decrease in average federal funds sold, securities purchased under agreement to resell and other short-term investments of $151.1 million resulted in an unfavorable volume variance of $1.1 million.  Additionally, average investment securities decreased by $121.0 million, resulting in a $1.5 million unfavorable volume variance. The decreases in average in federal funds sold, securities purchased under agreement to resell and other short-term investments and investment securities was a result of our shifting of funds to support the growth in our loan portfolio.

We estimated the duration of the total investment portfolio at June 30, 2006 to be 3.1 years, compared to 1.9 years at June 30, 2005.  The duration of the investment portfolio increased due primarily to increases in interest rates, which impacted the levels of expected prepayments on investments securities.

Interest Income - Change in Market Interest Rates (Rate Variance)

Rate variances for average interest-earning assets resulted in a $8.6 million increase in interest income. The yield on our aggregate average interest-earning assets increased 122 basis points, largely driven by higher yields generated by loans. The increase in yields on interest-earning assets was driven by increases in short-term interest rates.

We realized a $7.2 million favorable rate variance associated with our loan portfolio, largely driven by higher yields from loans. On February 1, 2006, March 29, 2006, May 11, 2006 and June 30, 2006, we increased our prime lending rate, each time by 25 basis points, bringing our prime lending rate to 8.25 percent, in response to increases in short-term market interest rates. Our weighted-average prime lending rate increased to 7.89% in the second quarter of 2006 from 5.91% in the second quarter of 2005. As of June 30, 2006, 65.4%, or $1.9 billion of our total outstanding gross loans were variable rate loans and would reprice at a prescribed measurement date upon a change in the Company’s prime lending rate or other variable indices.

In addition, we realized a $1.6 million favorable rate variance associated with federal funds sold, securities under agreement to resell and other short-term investment securities. The aforementioned increases in short-term market interest rates were responsible for this favorable rate variance.

Many elements of our interest-earning assets are interest rate sensitive.  As a result, we expect that any future increase in market interest rates will be incremental to our earnings.

Interest Expense

Total interest expense for the three months ended June 30, 2006 increased by $3.6 million.  The average cost of funds paid for the three months ended June 30, 2006 was 0.62%, compared to 0.33% for the three months ended June 30, 2005.  The increase in interest expense and average cost of funds for the three months ended June 30, 2006, was due primarily to increases in levels and rates of short-term borrowings.

During the three months ended June 30, 2006, the average balance of federal funds purchased and securities sold under agreement to repurchase was $314.4 million compared to $7.9 million for the three months ended June 30, 2005. The average interest rate during the three months ended June 30, 2006 was 5.09%, compared to 3.19% for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $170.5 million for the six months ended June 30, 2006, an increase of $28.9 million, or 20.4% from the comparable 2005 period. The increase in net interest income was the result of a $34.9 million increase in interest income, partially offset by a $6.1 million increase in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $34.9 million increase in interest income, on a fully taxable-equivalent basis, was partially due to a $16.7 million favorable volume variance. The favorable volume variance resulted from a $153.5 million, or 3.4% increase, in average interest-earning assets.

The increase in average interest earning assets was primarily centered in loans, which increased $484.1 million resulting in a $23.4 million favorable volume variance. The volume variance is largely driven by growth in our commercial loan category, which represented $449.0 million of the increase.

The increase in average loans reflects an improvement in economic activity in the markets served by us. Our loan yield for both the six months ended June 30, 2006 and 2005 included $3.5 million from accretion of gross warrant loan fees.

Average federal funds sold, securities purchased under agreement to resell and other short-term investment securities for the six months ended June 30, 2006 decreased $167.3 million, resulting in a $2.8 million unfavorable volume variance. Additionally, average investment securities decreased by $163.3 million, resulting in a $3.9 million unfavorable volume variance.  The decreases in average federal funds sold, securities purchased under agreement to resell and other short-term investments and investment securities was a result of our shifting of funds to support the growth in our loan portfolio.

We estimated the average duration of the investment portfolio at June 30, 2006 to be 3.1 years, compared to 1.9 years at June 30, 2005. The duration of the investment portfolio increased due primarily to increases in interest rates, which impacted the levels of expected prepayments on investments securities.

Interest Income - Change in Market Interest Rates (Rate Variance)

Favorable rate variances for average interest-earning assets resulted in an $18.2 million increase in interest income.  The yield on average interest-earning assets increased 128 basis points overall, largely driven by higher yields generated by loans. The increase in yields on interest-earning assets was primarily caused by increases in our weighted-average prime lending rate, a shift in the loan portfolio mix and increases in short-term market rates.

We realized a $14.2 million favorable rate variance associated with our loan portfolio, largely driven by higher yields from loans. The increase in loan yields was primarily attributable to increases in our prime-lending rate. On February 1, 2006, March 29, 2006, May 11, 2006 and June 30, 2006, we increased our prime lending rate, each time by 25 basis points, bringing our prime rate to 8.25%, in response to increases in short-term market interest rates. Our weighted-average prime lending rate increased to 7.65% in the first six months of 2006 from 5.67% in the first six months of 2005. As of June 30, 2006, 65.4%, or $1.9 billion of our total loan portfolio, were variable rate loans and would reprice at a prescribed measurement date upon a change in the Company’s prime lending rate or other variable indices.

In addition, we realized a $2.4 million favorable rate variance associated with federal funds sold, securities under agreement to resell and other short-term investment securities. Increases in short-term market interest rates were responsible for this favorable rate variance.

The average yield on taxable investment securities for the six months ended June 30, 2006 increased 18 basis points to 4.62% from 4.44% in the comparable prior year period, resulting in a $1.6 million favorable rate variance associated with our average investment securities. This was primarily due to maturities of lower yielding securities replaced with higher yielding securities.

Interest Expense

Total interest expense for the six months ended June 30, 2006 increased by $6.1 million.  The average cost of funds paid in the six months ended June 30, 2006 increased 25 basis points to 0.55% from 0.30% for the six months ended June 30, 2005.  The increase in interest expense and average cost of funds for the six months ended June 30, 2006, was due primarily to increases in levels and rates of short-term borrowings.

During the six months ended June 30, 2006 and 2005 the average balance of federal funds purchased and securities sold under agreement to repurchase was $253.7 million and $4.0 million, respectively, while the average interest rates during the periods were 4.95% and 3.19%, respectively.

Provision for (Recovery of) Loan Losses

The provision for (recovery of) loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

We recorded a provision for loan losses of $4.6 million for the three months ended June 30, 2006, compared to a provision of $0.8 million for the comparable three month period a year ago.

We incurred net loan charge-offs of $2.7 million for the three months ended June 30, 2006 compared to net loan charge-offs of $0.1 million for the three months ended June 30, 2005. Credit quality remained strong with nonperforming loans at 0.25% of total gross loans as of June 30, 2006.  See “Consolidated Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional discussion.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

We recorded a provision for loan losses of $2.1 million for the six months ended June 30, 2006, compared to a $3.0 million recovery of provision for loan losses for the comparable period a year ago.

We realized net charge-offs of $1.0 million for the six months ended June 30, 2006 compared to $1.8 million of recoveries for the six months ended June 30, 2005. Credit quality remained strong with nonperforming loans at 0.25% of total gross loans as of June 30, 2006.  See “Consolidated Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional discussion.

Noninterest Income

Noninterest income was $41.0 million for the three months ended June 30, 2006. This was $10.6 million, or 34.8%, higher than noninterest income of $30.4 million for the three months ended June 30, 2005.  Noninterest income totaled $64.4 million for the six months ended June 30, 2006. This was $8.6 million, or 15.5%, higher than noninterest income of $55.8 million for the six months ended June 30, 2005.

The following table summarizes the components of noninterest income for the three and six months ended June 30, 2006 and 2005, and the percent changes from period to period:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2006	2005	Change	2006	2005	Change

Client investment fees	$10,972	$7,805	40.6%	$20,609	$15,201	35.6%
Gains on derivative instruments, net	12,727	10,115	25.8	14,954	14,141	5.7
Corporate finance fees	2,775	6,935	(60.0)	5,213	11,749	(55.6)
Letter of credit and standby letter of credit income	2,642	2,423	9.0	4,992	4,793	4.2
Deposit service charges	2,310	2,378	(2.9)	4,488	4,882	(8.1)
Gains (losses) on investment securities, net	4,080	(1,631)	(350.2)	4,019	(429)	—
Other	5,472	2,364	131.5	10,104	5,421	86.4
Total noninterest income	$40,978	$30,389	34.8%	$64,379	$55,758	15.5%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Client investment fee income for the three months ended June 30, 2006 of $11.0 million was $3.2 million, or 40.6% higher, than $7.8 million for the three months ended June 30, 2005. The increased income in the three months ended June 30, 2006 as compared to June 30, 2005 was largely attributable to the growth in client investment funds generating client investment fee income.

Corporate finance fees for the three months ended June 30, 2006 was $2.8 million, compared to $6.9 million at June 30, 2005, a decrease of $4.1 million.  The decrease relates to recent changes in staffing at SVB Alliant.  SVB Alliant’s business is also highly variable, thus we expect significant changes in corporate finance fees from period to period.

Net gains on derivative instruments was $12.7 million for the three months ended June 30, 2006 compared to $10.1 million for the three months ended June 30, 2005.  The increase of $2.6 million was primarily due to favorable changes in the fair value of equity warrant assets, which was partially offset by an unfavorable change in the fair value of the interest rate swap.

Other income for the three months ended June 30, 2006 was $5.5 million, compared to $2.4 million at June 30, 2005, an increase of $3.1 million. The increase relates to unused commitment fees, net gain of foreign loan revaluations,

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock dividend income and other miscellaneous amounts.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Client investment fee income for the six months ended June 30, 2006 of $20.6 million was $5.4 million higher than $15.2 million for the six months ended June 30, 2005. The increased income in the six months ended June 30, 2006 as compared to June 30, 2005 was largely attributable to the growth in client investment funds generating this income.

Corporate finance fees for the six months ended June 30, 2006 was $5.2 million, compared to $11.7 million at June 30, 2005, a decrease of $6.5 million. The decrease relates to recent changes in staffing at SVB Alliant. SVB Alliant’s business is also highly variable, thus we expect significant changes in corporate finance fees from period to period.

Net gains on derivative instruments was $15.0 million for the six months ended June 30, 2006 compared to $14.1 million for the six months ended June 30, 2005.  The increase of $0.9 million was primarily due to favorable changes in the fair value of equity warrant assets, which was partially offset by an unfavorable change in the fair value of the interest rate swap.

Other income for the six months ended June 30, 2006 was $10.1 million, compared to $5.4 million at June 30, 2005, a increase of $4.7 million. The increase primarily relates to a net gain of foreign loan revaluations of $1.7 million, unused commitment fees of $1.2 million, $0.5 million of credit card fee income and $0.5 million of FHLB and FRB stock dividend income.

Client Investment Fees

We offer a variety of investment products on which we earn fees. These products include sweep money market funds, money market mutual funds, overnight repurchase agreements and fixed income securities available through client-directed accounts, and fixed income management services offered through our investment advisory subsidiary. The following table summarizes client investment funds invested across those products as of June 30, 2006 and 2005.

(Dollars in millions)	At June 30, 2006	At June 30, 2005
Client investment funds:
Client directed investment assets (1)	$10,429	$8,074
Sweep money market funds	2,476	1,469
Client investment assets under management	4,591	3,445
Total client investment funds (2)	$17,496	$12,988

(1)                                Mutual funds and Repurchase Agreement Program assets.

(2)                                Client funds maintained at third party custodians.

Total client investment funds were $17.5 billion at June 30, 2006, compared to $13.0 billion at June 30, 2005, an increase of $4.5 billion, or 34.6%. Mutual fund products totaled $8.7 billion and $6.6 billion at both June 30, 2006 and 2005, respectively. As of June 30, 2006, assets managed by SVB Asset Management accounted for $4.6 billion, or 26.2% and assets held in the Repurchase Agreement Program were $2.5 billion, or 14.2% of the total client investment funds, respectively.

Gains on Derivative Instruments, Net

The following table summarizes the components of gains on derivative instruments for the three and six months ended June 30, 2006 and 2005, and the percent changes from period to period:

	Three Months Ended			Six Months Ended
	June 30,		%	June 30,		%
(Dollars in thousands)	2006	2005	Change	2006	2005	Change

Foreign exchange forwards(1)	$6,639	$6,792	(2.3)%	$11,944	$11,611	2.9%
Foreign exchange forwards(2)	(520)	—	—	(1,053)	—	—
Total gains on foreign exchange forwards	6,119	6,792	(9.9)	10,891	11,611	(6.2)
Change in fair value interest rate swap	(1,586)	—	—	(4,457)	—	—
Equity warrant assets change in fair value:
Cancellations and expirations	(722)	(681)	6.0	(1,476)	(819)	80.2
Other changes in warrant asset fair value	8,916	4,004	122.7	9,996	3,349	198.5
Total gains on equity warrant assets (3)	8,194	3,323	146.6	8,520	2,530	236.8
Total gains on derivative instruments	$12,727	$10,115	25.8%	$14,954	$14,141	5.7%

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

(3)            Includes net gains on equity warrants assets held by consolidated investment affiliates.  Relevant amounts attributable to minority interests are reflected in the interim consolidated income statement under the caption “Minority Interest in Net (Income)/Losses of Consolidated Affiliates”.

The change in fair value of equity warrant assets is primarily attributable to the changes in the value of the underlying assumptions used to value the equity warrants including: changes in the risk-free interest rate, changes in the underlying value of the client companies’ stock, changes in the volatility of market comparable public companies and changes in the expected life. The methodology used to calculate the fair value of equity warrant assets has been applied consistently.

Gains and Losses on Investment Securities, Net

The following table presents the components of gains and losses on investment securities, net, for the three and six months ended June 30, 2006 and  2005.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross gains on investment securities:
Available-for-sale securities, at fair value	$3,180	$71	$3,350	$121
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments.	4,613	1,256	7,180	2,851
Other private equity investments	384	540	386	945
Other investments	1,167	22	1,170	22
Non-marketable securities (equity method accounting)	313	—	520	—
Non-marketable securities (cost method accounting):
Venture capital fund investments	286	527	362	2,578
Other private equity investments	109	50	109	50
Total gross gains on investment securities	10,052	2,466	13,077	6,567
Gross losses on investment securities:
Available-for-sale securities, at fair value	(3,230)	(1,929)	(3,230)	(2,326)
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments	(1,660)	(1,453)	(3,856)	(2,658)
Other private equity investments	(475)	(51)	(475)	(51)
Non-marketable securities (equity method accounting)	(209)	—	(761)	(51)
Non-marketable securities (cost method accounting):
Venture capital fund investments	(398)	(643)	(691)	(1,489)
Other private equity investments	—	(21)	(45)	(421)
Total gross losses on investment securities	(5,972)	(4,097)	(9,058)	(6,996)
Gains (losses) on investment securities, net	$4,080	$(1,631)	$4,019	$(429)

Gains (losses) on investment securities, net, during the three months ended June 30, 2006 and 2005 were $4.1 million and $(1.6) million, respectively, an increase of $5.7 million.  The net gain on investment securities during the three months ended June 30, 2006 included gains on exercised warrants of $3.2 million, net gains on sales of venture funds of $2.8 million, net gains on sales of venture debt investments of $1.3 million, and a loss of $3.2 million due to the sale of certain available for sale investments.  We expect continued variability in the performance of our equity securities portfolio.

Gains (losses) on investment securities, net, during the six months ended June 30, 2006 and 2005 were $4.0 million and $(0.4) million, respectively, an increase of $4.4 million.  The net gain on investment securities during the six months ended June 30, 2006 included gains on exercised warrants of $3.3 million, net gains on sales of venture funds of $3.0 million, net gains on sales of venture debt investments of $0.9 million, and a loss of $3.2 million due to the sale of certain available for sale investments.  We expect continued variability in the performance of our equity securities portfolio.

Noninterest Expense

Noninterest expense was $93.6 million for the three months ended June 30, 2006. This was $27.3 million, or 41.2%, higher than noninterest expense of $66.3 million for the three months ended June 30, 2005.  Noninterest expense totaled $164.3 million for the six months ended June 30, 2006. This was $37.2 million, or 29.2%, higher than noninterest expense of $127.1 million for the six months ended June 30, 2005.

The following table presents the detail of noninterest expense including the percent change in noninterest expense for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
(Dollars in thousands)	2006	2005	Change	2006	2005	Change

Compensation and benefits	$48,675	$44,280	9.9%	$93,196	$84,548	10.2%
Impairment of goodwill	18,434	—	—	18,434	—	—
Professional services	10,074	5,653	78.2	18,429	10,723	71.9
Net occupancy	4,298	4,215	2.0	8,503	8,873	(4.2)
Furniture and equipment	3,671	3,300	11.2	7,375	6,019	22.5
Business development and travel	2,987	2,702	10.5	5,741	4,792	19.8
Correspondent bank fees	1,452	1,475	(1.6)	2,582	2,696	(4.2)
Data processing services	861	952	(9.6)	1,989	1,965	1.2
Telephone	880	1,061	(17.1)	1,787	1,950	(8.4)
Provision for (reduction of) unfunded credit commitments	(3,325)	(1,074)	209.6	(3,821)	(1,259)	203.5
Other	5,631	3,761	49.7	10,111	6,833	48.0

Total noninterest expense	$93,638	$66,325	41.2%	$164,326	$127,140	29.2%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The increase in compensation and benefits expense of $4.4 million was primarily due to an increase in share-based compensation expense of $3.4 million, to $5.6 million for the three months ended June 30, 2006, compared to $2.2 million for the comparable prior year period. This increase reflects our adoption of SFAS 123(R) as of January 1, 2006, which includes recognizing expense for stock options granted and Employee Stock Purchase Plan shares. Compensation and benefits expense also increased due to temporary staffing fees.

In connection with our annual goodwill impairment assessment of SVB Alliant, our investment banking subsidiary, we recognized a non-cash, pre-tax charge of $18.4 million during the second quarter of 2006. The impairment results from changes in our outlook for SVB Alliant’s future financial performance due to recent changes in staffing and lowered expectations of future revenue streams.

Professional services expense totaled $10.1 million for the three months ended June 30, 2006, an increase of $4.4 million as compared to $5.7 million for the three months ended June 30, 2005. The increase was primarily related to consulting costs incurred as part of ongoing efforts to enhance and maintain compliance with various regulations and legal services associated with a litigation matter.

We recorded a reduction of $3.3 million to the liability for unfunded credit commitments for the three months ended June 30, 2006 compared to a reduction of $1.1 million for the three months ended June 30, 2005.  This provision is linked to the credit commitments outstanding at the balance sheet date as well as the credit quality of our loan commitments.  The change in the provision during the three months ended June 30, 2006 is primarily due to a refinement of the methodology related to a change in estimate of funding percentages used to estimate the liability for unfunded credit commitments.

During the three months ended June 30, 2006, we recorded a $1.8 million charge in connection with the expected settlement of a litigation matter.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

The increase in compensation and benefits expense of $8.7 million was primarily due to an increase in share-based compensation expense of $8.0 million, to $93.2 million for the six months ended June 30, 2006, compared to $84.5 million for the comparable prior year period.  This increase reflects our adoption of SFAS 123(R) as of January 1, 2006, which includes recognizing expense for stock options granted and Employee Stock Purchase Plan shares. Compensation and benefits expense also increased due to temporary staffing fees.

In connection with our annual goodwill impairment assessment of SVB Alliant, our investment banking subsidiary, we recognized a non-cash, pre-tax charge of $18.4 million during the second quarter of 2006. The impairment results from changes in our outlook for SVB Alliant’s future financial performance due to recent changes in staffing and lowered expectations of future revenue streams.

Professional services expense totaled $18.4 million for the six months ended June 30, 2006, an increase of $7.7 million as compared to $10.7 million for the six months ended June 30, 2005. The increase was primarily related to consulting costs incurred as part of ongoing efforts to enhance and maintain compliance with various regulations and legal services associated with a litigation matter.

Furniture and equipment expenses totaled $7.4 million for the six months ended June 30, 2006, an increase of $1.4 million as compared to $6.0 million for the six months ended June 30, 2005.  The increase is primarily related to a new opening of our facility in Salt Lake City, other office relocations as well as information technology initiatives.

Business development and travel expense totaled $5.7 million for the six months ended June 30, 2006, an increase of $0.9 million as compared to $4.8 million for the six months ended June 30, 2005.  This increase is attributable to investment in business development by all of our business units.

We recorded a reduction of $3.8 million to the liability for unfunded credit commitments for the six months ended June 30, 2006 compared to a reduction of $1.3 million for the six months ended June 30, 2005.  This provision is linked to the credit commitments outstanding at the balance sheet date as well as the credit quality of our loan commitments.  The change in the provision during the six months ended June 30, 2006 is primarily due to a refinement of the methodology related to a change in estimate of funding percentages used to estimate the liability for unfunded credit commitments.

During the six months ended June 30, 2006, we recorded a $1.8 million charge in connection with the expected settlement of a litigation matter.

Minority Interest in Net Losses (Income) of Consolidated Affiliates

Minority interest in net (income) losses of consolidated affiliates was $5.8 million for the three months ended June 30, 2006, compared to losses of $0.4 million for the three months ended June 30, 2005. Minority interest in net (income) losses of consolidated affiliates was $6.1 million for the six months ended June 30, 2006, compared to losses of $0.8 million for the six months ended June 30, 2005.  The increase during the three and six months ended June 30, 2006, in comparison to the relevant prior year periods, is primarily due to gains on sales of investment securities and an increase in the value of warrant assets held by consolidated affiliates. In addition, total minority interest in capital of consolidated affiliates increased due to equity transactions, which included capital calls.

Income Taxes

Our effective tax rate was 40.08% for the second quarter ended June 30, 2006, compared with 40.39% for the second quarter ended June 30, 2005.  The lower tax rate was primarily attributable to the higher impact of our federally tax-advantaged investments on the overall lower pre-tax income.

Our effective tax rate for the first six months of 2006 was 42.00% compared to 39.95% for the first six months of 2005.  The higher tax rate was primarily attributable to the tax impact of certain categories of share-based payment expense recognized under SFAS 123(R) that are not deductible for tax purposes in the period the related expense was recognized. For incentive stock options there is no related tax benefit until there is a disqualifying disposition.

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

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income, net of funds transfer pricing. Funds transfer pricing (FTP) is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Our management reporting model is predicated on average asset balances.  As a result, period end asset balances for segment reporting purposes are not provided. Our segment information at and for the three and six month periods ended June 30, 2006 and 2005 are as follows:

Commercial Banking

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Income Before Taxes

Commercial Banking’s income before income taxes for the three months ended June 30, 2006 of $32.6 million represented an increase of $0.5 million, or 1.6%, from $32.1 million for the same period a year ago. This increase was the net result of higher revenues of $15.3 million, offset by higher noninterest expenses of $12.3 million, and a net increase in the provision for loan loss of $2.4 million. The higher revenues were comprised of increases in net interest income of $12.9 million and noninterest income of $2.4 million.

Net interest income of $67.3 million for the second quarter ended June 30, 2006 increased $12.9 million, or 23.7%, from $54.4 million for the same period a year ago. Higher loan volumes along with higher interest rates drove this increase. Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

A provision for loan losses of $2.7 million for the second quarter ended June 30, 2006 represented a net change of $2.4 million from a provision of $0.3 million for the same period a year ago.

Noninterest income of $25.2 million for the quarter ended June 30, 2006 increased $2.5 million, or 11.0%, from $22.7 million for the same period a year ago. This increase in noninterest income was primarily driven by increased client investment fees of $2.8 million, partially offset by decreased net gains on derivatives of $1.3 million. The decreased net gains on derivatives were related to the exercise of equity warrant assets of $2.1 million, partly offset by increased gains on foreign exchange derivative income of $0.7 million.

Noninterest expense of $57.2 million for the quarter ended June 30, 2006 increased by $12.3 million, or 27.4%, from $44.9 million for the same period a year ago. The increase in direct noninterest expense was primarily driven by expense related to compensation and benefits and furniture and equipment.  Noninterest expenses related to units supporting Commercial Bank activities were also allocated to Commercial Banking. Increases in stock-based compensation and professional services related to the support units contributed to the expense increase.

Financial Condition

Commercial Banking had a decrease in average deposits of $236.2 million, or 7.1%, and an increase in average loans of $385.6 million, or 20.4%, during the three months ended June 30, 2006 compared to the same period a year ago. The loan products with the largest growth were core commercial loans, which grew by $308.9 million, and asset-based lending, which grew by $87.1 million. The increase in average loans reflects a favorable funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we continue to focus on attracting and retaining commercial clients at all stages of growth.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income (Loss) Before Taxes

Commercial Banking’s income before income taxes for the six months ended June 30, 2006 of $72.3 million represented an increase of $9.7 million, or 15.5%, from $62.6 million for the same period a year ago. This increase was the net result of higher revenues of $31.4 million, offset by higher noninterest expenses of $16.4 million, and a net change in provisions of $5.3 million. The higher revenues were comprised of higher net interest income of $27.4 million and higher noninterest income of $4.0 million.

Net interest income of $132.5 million for the six months ended June 30, 2006 increased $27.4 million, or 26.1%, from $105.1 million for the same period a year ago. Higher loan volumes along with higher interest rates drove this increase. Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

A provision for loan losses of $2.1 million for the six months ended June 30, 2006 represented a net change of $5.3 million from a recovery of $3.2 million for the same period a year ago.

Noninterest income of $45.4 million for the six months ended June 30, 2006 increased $4.0 million, or 9.7%, from $41.4 million for the same period a year ago. This increase in noninterest income was primarily driven by increased client investment fees of $4.8 million and other noninterest income of $1.6 million, partially offset by decreased net gains on derivatives of $1.7 million and decreased account analysis fees of $0.4 million. The decreased net gains on derivatives were related to the exercise of equity warrant assets of $3.5 million, partly offset by increased gains on foreign exchange derivative income of $1.8 million.

Noninterest expense of $103.5 million for the six months ended June 30, 2006 increased $16.4 million, or 18.8%, from $87.1 million for the same period a year ago. The increase in direct noninterest expense was primarily driven by expense related to compensation and benefits,  furniture and equipment and business development and travel.  Noninterest expenses related to units supporting Commercial Banking activities were also allocated to Commercial Banking. Increases in share based compensation, and professional services related to the support units contributed to the expense increase.

Financial Condition

Commercial Banking had a decrease in average deposits of $218.4 million, or 6.5%, and an increase in average loans of $405.4 million, or 21.8%, during the six months ended June 30, 2006 compared to the same period a year ago. The loan products with the largest growth were core commercial loans, which grew by $308.7 million, and asset-based lending, which grew by $101.2 million. The increase in average loans reflects a favorable funding environment for our venture capital-backed commercial clients and other market factors. Additionally, we continue to focus on attracting and retaining commercial clients at all stages of growth.

SVB Capital

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net Income Before Taxes

SVB Capital’s income before income taxes for the three months ended June 30, 2006 of $9.5 million represented an increase of $7.2 million, or 313.0%, from $2.3 million for the same period a year ago. This increase was the net result of higher revenues of $7.9 million, and higher noninterest expenses of $0.8 million. The higher revenues were comprised of higher net interest income of $3.3 million and higher noninterest income of $4.6 million.

Net interest income of $8.2 million for the three months ended June 30, 2006 increased $3.3 million, or 67.3%, from $4.9 million for the same period a year ago. Higher deposit volumes from our private equity clients along with higher interest rates drove this increase.

Noninterest income of $6.8 million for three months ended June 30, 2006 increased $4.7 million, or 223.8%, from $2.1 million for the same period a year ago. The increase was primarily a result of increased net gains on derivatives net of minority interest of $3.4 million and increased net gains on investments net of minority interest of $1.1 million.

Noninterest expense of $5.5 million for the three months ended June 30, 2006 increased $0.8 million, or 17.0%, from $4.7 million for the same period a year ago. Direct noninterest expense decreased by $0.4 million. The decrease in direct noninterest expense was primarily driven by expense related to compensation and benefits. Specifically, share-based compensation decreased $0.3 million. Noninterest expenses related to units supporting SVB Capital activities were also allocated to SVB Capital. Increases in share based compensation, and professional services related to the support units contributed to the expense increase.

Financial Condition

SVB Capital had an increase in average deposits of $39.6 million, or 6.3%, and a decrease in average loans of $3.5 million, or 4.3%, during the three months ended June 30, 2006, compared to the same period a year ago. The increase in average deposits reflect an improved funding environment for our venture capital-backed commercial clients and other market factors.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income Before Taxes

SVB Capital’s income before income taxes for the six months ended June 30, 2006 of $13.4 million represented an increase of $8.3 million, or 162.7%, from $5.1 million for the same period a year ago. This increase was the net result of higher revenues of $8.9 million, and higher noninterest expenses of $0.6 million. The higher revenues were comprised of higher net interest income of $5.7 million and higher noninterest income of $3.2 million.

Net interest income of $15.0 million for the six months ended June 30, 2006 increased $5.7 million, or 61.3%, from $9.3 million for the same period a year ago. Higher deposit volumes along with higher interest rates drove this increase.

Noninterest income of $8.5 million for six months ended June 30, 2006 increased $3.3 million, or 63.5%, from $5.2 million for the same period a year ago. The increase was primarily a result of increased net gains on derivatives net of minority interest of $3.7 million, partly offset by decreased net gains on investments net of minority interest of $0.7 million.

Noninterest expense of $10.0 million for the six months ended June 30, 2006 increased $0.6 million, or 6.5%, from $9.4 million for the same period a year ago. Direct noninterest expense decreased by $0.8 million. The decrease in direct noninterest expense was primarily driven by expense related to compensation and benefits. Specifically, share-based compensation decreased $0.4 million and salaries and wages compensation decreased $0.2 million. Noninterest expenses related to units supporting SVB Capital activities were also allocated to SVB Capital. Increases in share-based compensation, and professional services related to the support units contributed to the expense increase.

Financial Condition

SVB Capital had an increase in average deposits of $31.4 million, or 5.1%, and a decrease in average loans of $12.2 million, or 15.0%, during the six months ended June 30, 2006 compared to the same period a year ago. The increase in average deposits reflect an improved funding environment for our venture capital-backed commercial clients and other market factors.

SVB Alliant

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Income (Loss) Before Taxes

SVB Alliant’s loss before income taxes for the three months ended June 30, 2006 of $21.0 million represented a decrease of $21.1 million, from net income before income taxes of $0.1 million for the same period a year ago. This decrease was the net result of lower revenues of $4.2 million, and higher noninterest expenses of $16.9 million (inclusive of a charge for impairment of goodwill).

Noninterest income of $2.8 million for second quarter ended June 30, 2006 decreased $4.1 million, or 59.4%, from $6.9 million for the same period a year ago. The decrease was due to decreased corporate finance fees.

Noninterest expense of $23.8 million for the second quarter ended June 30, 2006 increased $16.9 million, or 244.9%, from $6.9 million for the same period a year ago. The increase was primarily due to a charge for impairment of goodwill of $18.4 million incurred during the second quarter of 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Income (Loss) Before Taxes

SVB Alliant’s loss before income taxes for the six months ended June 30, 2006 of $24.0 million represented a decrease of $24.3 million, from net income before income taxes of $0.3 million for the same period a year ago. This decrease was the net result of lower revenues of $6.5 million, and higher noninterest expenses of $17.8 million (inclusive of a charge for impairment of goodwill).

Noninterest income of $5.2 million for the six months ended June 30, 2006 decreased $6.5 million, or 55.6%, from $11.7 million for the same period a year ago. The decrease was due to decreased corporate finance fees.

Noninterest expense of $29.2 million for the six months ended June 30, 2006 increased $17.8 million, or 156.1%, from $11.4 million for the same period a year ago. The increase was primarily due to an impairment charge for goodwill of $18.4 million incurred during the second quarter of 2006.

Other Business Services

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net interest income of $10.2 million for the three months ended June 30, 2006 decreased $1.9 million, or 15.7%, from $12.1 million for the same period a year ago. The decrease in net interest income is primarily attributed to an increase in other borrowings expense of $4.1 million, and $1.5 million is related to a decreased gap between the funds transfer rates utilized for profitability reporting and the realized earnings on the investment portfolio. This was partially offset by higher loan volumes for Private Client Services and higher deposit volumes for SVB Global along with higher interest rates.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net interest income of $22.1 million for the six months ended June 30, 2006 decreased $4.1 million, or 15.6%, from $26.2 million for the same period a year ago. The decrease in net interest income is primarily attributed to an increase in other borrowings expense of $6.5 million and by $4.4 million related to a decreased gap between the funds transfer rates utilized for profitability reporting and the realized earnings on the investment portfolio. This was partially offset by higher loan volumes for Private Client Services and higher deposit volumes for SVB Global along with higher interest rates.

Consolidated Financial Condition – SVB Financial Group and Subsidiaries

Total assets of $5.5 billion at June 30, 2006 were down $70.1 million from December 31, 2005. Loans, net of unearned income, increased by $107.3 million to $3.0 billion at June 30, 2006, from the balance at December 31, 2005. Our use of cash to repurchase our common stock, for a total cost of $69.3 million during the first six months of 2006 contributed to the decrease in total assets.

Federal Funds Sold, Securities Purchased Under Agreement to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreement to resell and other short-term securities totaled $222.9 million at June 30, 2006, an increase of $47.2 million, or 26.9%, compared to the $175.7 million outstanding at December 31, 2005. The increase was caused by higher short-term client cash flows at June 30, 2006.

Investment Securities

Investment securities totaled $1.8 billion at June 30, 2006, a decrease of $277.9 million, or 13.6% from $2.0 billion in December 31, 2005.  The decrease was due to sales of selected lower yielding assets and maturities and paydowns of certain investment securities.

Refer to our 2005 Form 10-K under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Part II. Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies—Investment Securities” for our accounting policies related to investment securities.

Loans

Loans, net of unearned income, at June 30, 2006, totaled $3.0 billion, an increase of $107.3 million from the balance at December 31, 2005. Our gross loans by industry niche as of June 30, 2006 and December 31, 2005 are as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Technology	$1,493,801	$1,417,838
Life science	282,762	266,786
Venture capital	386,916	362,754
Winery	341,825	349,744
Other (1)	466,547	466,799
Total gross loans	$2,971,851	$2,863,921

(1)                                At June 30, 2006, this balance is predominantly Private Client Services loans. The balance also includes real estate, media and religious niche loans, areas that we exited in 2002 but will continue to service until the loans are paid off.

Credit Quality and the Allowance for Loan Losses

For a description of the accounting policies related to the allowance for loan losses, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2005 Form 10-K.

We realized $3.2 million in gross loan recoveries and incurred $5.9 million in gross loan charge-offs during the three months ended June 30, 2006. The gross charge-offs for the second quarter ended June 30, 2006 were primarily from three clients in the hardware niche. Recoveries were primarily from clients in the hardware, software, and other niche categories.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest, and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Nonperforming Loans and Assets:
Loans past due 90 days or more	$500	$1,046
Nonaccrual loans	6,867	6,499
Total nonperforming loans	7,367	7,545
Other real estate owned	5,949	6,255
Total nonperforming assets	$13,316	$13,800

Nonperforming loans as a percentage of total gross loans	0.25%	0.26%
Nonperforming assets as a percentage of total assets	0.24%	0.25%

Allowance for loan losses	$37,907	$36,785
As a percentage of total gross loans	1.28%	1.28%
As a percentage of nonperforming loans	514.55%	487.54%

Fair Value Hedges and Derivatives

Derivative assets are recorded as a component of other assets and liabilities and are comprised of the following as of June 30, 2006 and December 31, 2005:

(Dollars in thousands)	As of June 30, 2006	As of December 31, 2005	% change
Assets (liabilities):
Interest rate swap	$(4,179)	$—	—
Equity warrant assets	37,588	27,802	35.2%
Foreign exchange forward and option contracts	1,248	766	62.9
Equity conversion option	886	451	96.5
Total	$35,543	$29,019	22.5%

Derivative instruments that we hold as part of our interest rate risk management may include interest rate swaps, caps and floors, and forward contracts. On October 30, 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair values associated with the majority of our 7.0% fixed rate, junior subordinated debentures, which management evaluates for effectiveness using the statistical regression analysis approach for each reporting period.

The terms of this fair value hedge agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on London Inter-Bank Offer Rate (LIBOR) plus a spread. This derivative agreement provided a cash benefit of $0.1 million and $0.3 million in the three months ended June 30, 2006 and 2005, and a benefit of $0.3 million and $0.7 million in the six months ended June 30, 2006 and 2005, respectively, which was recognized in the consolidated statements of income as a contra to interest expense. The swap agreement largely mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. All components of the swap’s gain or loss are included in the assessment of hedge effectiveness. Changes in the fair value of the hedged position, which is primarily dependent on changes in market interest rates, are recognized in net income as a gain or loss on derivative instruments.  We recorded a non-cash decrease in fair value of $1.6 million for the three months ended June 30, 2006 and $4.5 million for the six months ended June 30, 2006, which were reflected in the consolidated statements of income within noninterest income under the line item gains on derivative instruments, net.

Equity warrant assets increased by $9.8 million. The increase related to $4.1 million in new warrants and $7.7 million in a non-cash change in fair value less $1.3 million in terminated and expired warrants and $0.7 million in exercised warrants.  The non-cash change in fair value is attributable to changes in the underlying assumptions used to value the equity warrant assets including: changes in the risk-free interest rate, changes in the estimated underlying value of our client’s stock, changes in the volatility of share prices for comparable public companies, and changes in the expected life.

We enter into foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. To mitigate the risk of fluctuations in foreign currency exchange rates on these contracts, we enter into opposite way foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with correspondent banks. These contracts are short-term in nature, typically expiring within one year. At June 30, 2006 and December 31, 2005, the aggregate notional amounts of these contracts totaled $464.6 million and $432.7 million, respectively. The maximum credit exposure for counter-party nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $8.3 million at June 30, 2006 and $5.7 million at December 31, 2005. We have not experienced nonperformance by a counter party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties to such foreign exchange forward contracts.

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the client’s need. To mitigate the risk of fluctuations in foreign currency exchange rates on these contracts, we enter into opposite way foreign currency option contracts with correspondent banks. These contracts typically expire in less than one year.  At June 30, 2006 and December 31, 2005, the aggregate notional amounts of these contracts totaled $69.3 million and $18.8 million, respectively. We have not experienced nonperformance by a counter party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties.

Deposits

Deposits decreased by $339.4 million to $3.9 billion at June 30, 2006, compared to $4.3 billion at December 31, 2005. Noninterest-bearing demand deposits increased slightly from December 31, 2005, as a percentage of total deposits, at 70.5%.

Borrowings

Borrowings increased by $256.4 million to $731.7 million at June 30, 2006, compared to $475.3 million at December 31, 2005.  The increase which comprised of an increase in securities sold under agreement to repurchase of $214.3 million and an increase of federal funds purchased of $40.0 million, resulted from the need to fund loan growth due to a decline in the number of deposits.

Liabilities

Other liabilities at June 30, 2006 decreased from December 31, 2005, primarily due to a decrease in accrued incentive compensation and employee stock ownership plan, which were paid out during the first quarter of 2006.

Minority Interest in Capital of Consolidated Affiliates

Minority interest in capital of consolidated affiliates increased by $33.5 million to $153.0 million at June 30, 2006, compared to $119.5 million at December 31, 2005.  The increase was primarily due to capital contributions from the investors of our consolidated affiliates.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that SVB Financial Group and Silicon Valley Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include the issuance of common stock, as well as retained earnings.

Common Stock

During the second quarter of 2006, the Company repurchased 882,615 shares of its common stock at an aggregate cost of $43.5 million under the stock repurchase program, leaving $32.2 million in remaining authorization under the current program.  Repurchases of common stock during the six months ended June 30, 2006 totaled $69.3 million and represented 1,392,615 shares. The Company’s trading window closed at the close of business on June 2, 2006. To continue the repurchase program, the Company put into effect a 10b5-1 plan, which allows the Company to automatically repurchase a predetermined number of shares per day at the market price on every trading day through August 1, 2006.

On July 20, 2006, the Company’s Board of Directors increased the stock repurchase plan and authorized up to an additional $70.0 million of common stock to be repurchased. The Company may, at its discretion, exercise this additional repurchase authority at any time on or before June 30, 2008 in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, the Company may begin or suspend repurchases at any time prior to the termination of the repurchase program on June 30, 2008, without any prior notice.

From time to time, we may implement a non-discretionary Rule 10b5-1 trading plan, under which we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

Stockholders’ Equity

Stockholders’ equity totaled $568.1 million at June 30, 2006, a decrease of $1.2 million, or 0.2%, from the $569.3 million balance at December 31, 2005. This decrease was primarily the result of common stock repurchases during the first six months of 2006 offset by our net income during the six months ended June 30, 2006 and tax benefits associated with share-based payments. We have not paid a cash dividend on our common stock since 1992, and we do not have any material commitments for capital expenditures as of June 30, 2006. As of June 30, 2006, there were no plans for payment of dividends.

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

Both SVB Financial Group and Silicon Valley Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively.

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

Both SVB Financial Group and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of June 30, 2006, and December 31, 2005. Capital ratios for SVB Financial Group are set forth below:

	June 30, 2006	December 31, 2005
SVB Financial Group:
Total risk-based capital ratio	14.48%	14.74%
Tier 1 risk-based capital ratio	12.83%	12.39%
Tier 1 leverage ratio	12.32%	12.08%

Off-Balance Sheet Instruments

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

The table below summarizes our standby letter of credits at June 30, 2006. The maximum potential amount of future payments represents the amount that could be remitted under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands as of	Expires within one	Expires after	Total amount	Maximum amount
June 30, 2006)	year or less	one year	outstanding	of future payments
Financial standby	$594,338	$53,929	$648,267	$648,267
Commercial standby	6,271	—	6,271	6,271
Performance standby	11,241	11,610	22,851	22,851
Total	$611,850	$65,539	$677,389	$677,389

At June 30, 2006, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $3.7 million. At June 30, 2006, cash and investment securities collateral available to us to reimburse losses under financial and performance standby letters of credits was $291.2 million.

Additionally, the Bank, as a financial provider, routinely guarantees credit cards for some of our customers which have been provided by an unaffiliated financial institution. We have recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by us. Certain of these amounts are secured by certificates of deposit and other assets which we have rights to in the event of nonperformance by the customers. The total amount of this guarantee was $66.0 million at June 30, 2006. It is not considered probable that material losses would be incurred by us as a result of these arrangements.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20%. Silicon Valley Bank’s ratio of liquid assets to total deposits was 35.88% and 39.59% at June 30, 2006 and December 31, 2005, respectively, both well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities. As of June 30, 2006 and December 31, 2005, we were in compliance with all of these policy measures.

Condensed Consolidated Statements of Cash Flows

	For the six months ended
(Dollars in thousands)	June 30, 2006	June 30, 2005

Net cash provided by operating activities	$39,477	$42,876
Net cash provided by (used for) investing activities	139,333	(255,041)
Net cash (used for) provided by financing activities	(96,637)	123,192
Net increase (decrease) in cash equivalents	82,173	(88,973)
Cash and cash equivalents at the beginning of the year	462,098	627,218
Cash and cash equivalents at the end of the period	$544,271	$538,245

In analyzing our liquidity during the six months ended June 30, 2006 and 2005, reference is made to our interim unaudited consolidated statements of cash flows for the six months ended June 30, 2006 and 2005; see “Item 1. Interim Unaudited Consolidated Financial Statements.” The statements of cash flows includes separate categories for operating, investing, and financing activities.

Cash provided by operating activities was $39.5 million, which included net income of $35.9 million for the six months ended June 30, 2006. Adjustments for noncash items included a goodwill impairment of $18.4 million, $11.5 million of share-based payment, $6.8 million of tax benefits of share compensation and other and $6.1 million of minority interest, partially offset by $8.5 million for net changes in fair value of derivatives and $4.0 million of net gains on investment securities. Outflows of cash from changes in other assets and liabilities included a decrease in accrued retention, incentive plan and other compensation benefit payable of $20.6 million and an increase in net income tax receivable of $12.8 million.

Cash provided by investing activities was $139.3 million for the six months ended June 30, 2006. Net cash inflow was primarily driven by aggregate proceeds from sales, maturities and pay-downs of investment securities of $323.5 million, partially offset by an increase in loans of $115.1 million and $64.9 million in purchases of investment securities.

Cash used for financing activities was $96.6 million for the six months ended June 30, 2006, and was largely driven by a decrease in deposits of $339.4 million and share repurchases of $69.3 million.  Increases in other borrowings contributed $254.3 million.

Cash and cash equivalents at June 30, 2006 were $544.3 million.

On a stand-alone basis, SVB Financial Group’s primary liquidity channels include dividends from Silicon Valley Bank, its investment portfolio assets, and its ability to raise debt and capital.  The ability of Silicon Valley Bank to pay dividends is subject to certain regulations described in “Part I. Item 1. Business—Supervision and Regulation—Restriction on Dividends” of our 2005 Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially and adversely from those expressed in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part II under “Risk Factors” and Item 3 below under “Quantitative and Qualitative Disclosures about Market Risk—Factors That May Affect Future Results.”  We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this report.  Forward-looking statements can be identified by words such as “anticipates,” “intends,” “estimates,” “expects,” “believes,” “plans,” “predicts,” and similar terms.  In addition, forward-looking statements include, without limitation, any statements which include forecasts or projections such as:

•              projections of our revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure, or other financial items;

•              statements of our plans and objectives for future operations, including plans or objectives relating to our products or services;

•              statements of future economic performance including projections concerning prevailing interest rates; and

•              any statement of the assumptions underlying or relating to any of the foregoing.

We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We mitigate interest rate risk principally through strategies involving our investment securities portfolio. Our policies permit the use of off-balance-sheet derivative instruments in managing interest rate risk.

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

For further information see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2005 Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2005. As of June 30, 2006, there have been no significant changes to the interest rate risk information contained in our 2005 Form 10-K and our policies in managing interest rate risk.

Market Value of Portfolio Equity (MVPE)

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as the market value of portfolio equity (MVPE).

The following table presents our MVPE exposure at June 30, 2006 and December 31, 2005, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

	Estimated	Estimated Increase/ (Decrease) in MVPE		Estimated Net Interest	Estimated Increase/ (Decrease) in Net Interest Income
Change in interest rates (basis points)	MVPE	Amount	Percent	Income	Amount	Percent
	(Dollars in thousands)
June 30, 2006:
+200	$901,802	$(15,202)	(1.7)%	$394,336	$29,205	8.0%
+100	907,938	(9,066)	(1.0)	379,786	14,655	4.0
-	917,004	—	—	365,131	—	—
-100	924,473	7,469	0.8	347,586	(17,546)	(4.8)
-200	918,143	1,139	0.1	326,400	(38,731)	(10.6)

December 31, 2005:
+200	$1,136,407	$(12,792)	(1.1)%	$408,682	$41,236	11.2%
+100	1,143,348	(5,851)	(0.5)	388,086	20,640	5.6
-	1,149,199	—	—	367,446	—	—
-100	1,138,898	(10,301)	(0.9)	344,489	(21,957)	(6.2)
-200	1,093,921	(55,278)	(4.8)	312,746	(54,700)	(14.9)

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

Our MVPE sensitivity at June 30, 2006 decreased from December 31, 2005, primarily due to increases in short-term borrowings and changes in the investment portfolio, while staying well within our policy guidelines. In addition, our net interest income at risk remains within policy limits. These estimates are highly assumption dependent and will change regularly as the company’s asset-liability structure changes and as different interest rate environments evolve. We expect to continue to manage our interest rate risk actively utilizing on and off balance sheet strategies as appropriate.

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

Our policy guidelines provide that the difference between a base market interest rate forecast scenario over the succeeding one-year period compared with the aforementioned rising and falling interest rate scenarios over the same time period should not result in net interest income degradation exceeding 25.0%. Simulation results as of June 30, 2006, indicated that we were within these policy guidelines.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006 pursuant to Exchange Act Rule 13a-15b. Based upon that evaluation and as a result of the material weaknesses described below that were first identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and have not yet been fully remediated, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006.

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

Changes in Internal Control

Except as described above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 24, 2001, Gateway Communications, Inc. (Gateway) filed a lawsuit in the United States Bankruptcy Court for the Southern District of Ohio (Western Division) naming the Bank as a defendant. Gateway (the debtor in the bankruptcy case) alleges that the Bank’s actions in connection with a loan resulted in Gateway’s bankruptcy, and seeks $20 million in compensatory damages, punitive damages, interest and attorneys’ fees. On June 24, 2003, the Court dismissed four of the five counts in the complaint, including the claim for punitive damages, leaving one breach of contract claim. Trial for the matter has been postponed and the pre-trial conference with the Court rescheduled to September 2006.

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

During the second quarter of 2006, we recorded a charge against earnings of $1.8 million in anticipation of the settlement of a litigation matter.

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

The risk factors set forth below are also set forth in our 2005 Form 10-K. No material changes have been made, except for the addition of two new risk factors related to historical stock option grant activities described under Operational Risks.

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

We have historically obtained rights to acquire stock, in the form of equity warrants, in certain clients as part of negotiated credit facilities and for other services. In future periods we may not be able to ultimately realize gains from the sale of securities to third parties related to the exercise of warrants, or our realized gains may be materially less than the current level of fair value of derivative equity warrant assets and unrealized gains disclosed in this filing. We also have made investments in venture capital funds as well as direct equity investments in companies. The timing and amount of income, if any, from the disposition of client warrants, venture capital funds, and direct equity investments typically depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for initial public offerings, fluctuations in the market prices of the underlying common stock of these companies, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. In addition, our investments in venture capital funds and direct equity investments could lose value or become worthless, which would reduce our net income. All of these factors are difficult to predict, particularly in the current economic environment. Additionally, due to the nature of investing in private equity venture-backed technology and life science companies, it is likely that additional investments within our existing portfolio will become impaired. However, we are not in a position to know at the present time which specific investments, if any, are likely to be impaired or the extent or timing of individual impairments. Therefore, we cannot predict future investment gains or losses with any degree of accuracy, and any gains or losses are likely to vary materially from period to period.

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

Operational Risks

Many technology companies have been subject to scrutiny concerning their historical stock option grant activities which could negatively impact our client borrower market.

In recent periods, there have been several reports in the media questioning public company stock option practices, as well as a number of formal and informal regulatory investigations and other actions in connection with the historical stock option grant activities of certain companies.  Many of our client borrowers utilize stock options in their employee compensation programs and, as such, could be adversely affected by these developments.  Any increase in litigation, investigations or other regulatory actions which adversely affect companies that grant employee stock options, or that adversely affect the technology sector more generally, could adversely affect our client borrowers and potential client borrowers and therefore could result in a material adverse impact on our results of operations.

We have initiated a voluntary internal review of our historical stock option practices. If we were to discover facts in our review requiring us to change our accounting treatment of previously granted stock options, our stock price and/or our results of operations could be adversely affected.

In light of the recent reports in the media concerning stock option practices, we have voluntarily initiated an internal review of our historical stock option grant activities and related accounting treatment.  We have not yet completed that review.  If we were to discover facts in our review that would require us to change our accounting treatment of stock options granted in prior periods, this could result in restatements of our historical financial statements, regulatory scrutiny or penalties, lawsuits filed against us, inability to timely file our required reports with the SEC and/or delisting from the Nasdaq stock market, or other adverse effects, any of which could have a material adverse effect on our stock price and/or our results of operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25, and requires us to record compensation expense for all employee share based payments. The Company adopted SFAS No. 123(R) on January 1, 2006.  This expense has had and likely will continue to have a material impact on our results of operations going forward.

In May 2006, in an effort to align our option grant rate to that of other financial institutions similar to us, we committed to restrict the total number of shares of our common stock subject to our stock options, restricted stock awards, restricted stock unit awards, stock bonus awards and any other equity awards granted during a fiscal year as a percentage of the total number of shares outstanding on a prospective basis. We may in the future consider taking other actions to modify employee compensation structures, such as granting cash compensation or other forms of equity compensation. Our decision to reduce the number of option shares to be granted on a prospective basis, and any other future changes we may adopt in our employee compensation structures, could adversely affect our results of operations and cash flows, as well as our ability to attract, recruit, and retain certain key employees.

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

Our operations can be subject to natural disasters and other events beyond our control, such as earthquakes, fires, public health issues, power failures, telecommunication loss, terrorist attacks, and acts of war. Our corporate headquarters and a portion of our critical business offices are located in California near major earthquake faults. Such events of disaster, whether natural or manmade, could cause severe destruction or interruption to our operations and as a result, our business could suffer serious harm. In addition, our business continuity program which we began phasing in during 2005 has not yet been completed. There is no assurance that our business continuity program can adequately mitigate the risks of such business interruptions.

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

We have a complex set of information technology systems and processes to support our business. Our systems consist of multiple information systems that complicate our processing, reporting and analysis of our business transactions and business information. Although we have continuously improved our business systems and processes, as our business grows larger and more complex, our current systems and processes will likely not be able to support the growth effectively and there is no assurance that we can effectively and timely improve our systems and processes to meet all of our business needs efficiently.

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

SVB Financial Group, including Silicon Valley Bank, is extensively regulated under federal and state law. These regulations are intended primarily for the protection of depositors, other clients, and the deposit insurance fund—not for the benefit of stockholders or security holders. Federal and state laws and regulations limit or otherwise affect the activities in which SVB Financial Group, including Silicon Valley Bank, may engage. A change in the applicable statutes, regulations, or regulatory policy may have a material effect on our business and that of our subsidiaries in substantial and unpredictable ways including by placing limitations on the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. In addition, SVB Financial Group, including Silicon Valley Bank, is required to maintain certain minimum levels of capital. Federal and state banking regulators possess broad powers to take supervisory action, as they deem appropriate, with respect to SVB Financial Group, including Silicon Valley Bank. SVB Alliant and SVB Securities, both broker-dealer subsidiaries, are regulated by the SEC, the National Association of Securities Dealers, Inc. (NASD) and state securities regulators. Violations of the stringent regulations governing the actions of a broker-dealer can result in the revocation of broker-dealer licenses, the imposition of censures or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. Supervisory actions can result in higher capital requirements, higher insurance premiums, and limitations on the activities of SVB Financial Group, including Silicon Valley Bank. These supervisory actions could have a material adverse effect on our business and profitability. Any increased or unanticipated regulatory scrutiny or review may impact the conduct of our business and could have a material adverse effect on our business and profitability, since existing resources would be detracted from the current conduct of business and reprioritized to resolve any such review. For example, the scope and degree of regulatory scrutiny of Bank Secrecy Act (BSA)/anti-money laundering compliance have expanded significantly following the events of September 11, 2001 and as a result we have been focusing resources to understand our inherent BSA risk and to document our compliance. We could also receive regulatory sanctions or be subject to regulatory orders for any failure to comply with laws, regulations or policies, which may damage our reputation.

SVB Financial Group, the Parent, relies on dividends from its subsidiaries for most of its revenue.

SVB Financial Group, the Parent, is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Parent company’s common and preferred stock, should the Parent elect to pay dividends, and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the Parent company. Also, the Parent company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

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

Although we have done so only infrequently in the past, if appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic. There can be no assurance that we will be able to identify, negotiate or finance future acquisitions successfully or integrate such acquisitions with our current business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)                                  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1, 2006 – April 30, 2006	$105,000	$53.13	105,000	$70,100,000
May 1, 2006 – May 31, 2006	580,000	49.66	580,000	41,400,000
June 1, 2006 - June 30, 2006	200,000	46.21	200,000	32,200,000
Total	$885,000	$49.29	885,000

(1)                                We have in place a program authorizing our repurchase of up to a total of $305.0 million of stock. The repurchase program was initially authorized by our Board of Directors and announced on May 7, 2003 for $160.0 million (with no expiration date), and was subsequently increased by $75.0 million (to be repurchased before June 30, 2006) and $70.0 million (to be repurchased before June 30, 2007) and announced on January 27, 2005 and January 26, 2006, respectively. Unless earlier terminated by the Board, the program will expire on June 30, 2007. As of June 30, 2006, we have repurchased 7.9 million shares totaling $272.8 million. At June 30, 2006, the approximate dollar value of shares that may still be repurchased under this program was $32.2 million.

On July 20, 2006, our Board of Directors increased the stock repurchase plan and authorized up to an additional $70.0 million of common stock to be repurchased. We may, at our discretion, exercise this additional repurchase authority at any time on or before June 30, 2008 in the open market, through block trades or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, we may begin or suspend repurchases at any time prior to the termination of the repurchase program on June 30, 2008, without any prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Stockholders was held on May 11, 2006. The Company’s directors are elected on an annual basis.  Each of the ten persons named in the Proxy Statement as a nominee for director was elected and each of the other items of business that were presented at the meeting for approval or ratification was approved or ratified, as applicable. The voting results were as follows:

Election of Directors	In Favor	Withheld
Eric A. Benhamou	32,871,310	706,916
David M. Clapper	32,995,020	583,206
Roger F. Dunbar	32,244,351	1,333,875
Joel P. Friedman	32,987,178	591,048
G. Felda Hardymon	22,388,376	11,189,850
Alex W. “Pete” Hart	32,252,294	1,325,932
C. Richard Kramlich	22,293,020	11,285,206
James R. Porter	32,313,422	1,264,804
Michaela K. Rodeno	32,275,717	1,302,509
Kenneth P. Wilcox	32,998,721	579,505

Effective as of July 10, 2006, the Board of Directors of elected Ms. Kyung H. Yoon as a new director. Accordingly, the Board has fixed the number of authorized directors at eleven (11).

Other Matters	In Favor	Opposed	Abstain	Broker Non-Vote
Approval of the 2006 Equity Incentive Plan	15,830,046	13,182,656	62,003	4,503,521
Ratification of Appointment of KPMG LLP as the Company’s Independent Registered Public Accounting Firm of its Fiscal Year Ending December 31, 2006.	31,833,390	1,677,877	66,959

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index to Exhibits at end of report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: August 9, 2006	/s/ JACK F. JENKINS-STARK
Jack F. Jenkins-Stark
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

SVB Financial Group

Form 10-Q

Index to Exhibits

Exhibit	Description
10.35	Approval and Restatement of 2006 Equity Incentive Plan

11	Earnings Per Share Computation - included in Note 4 of the Notes to Interim Consolidated Financial Statements

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002