Form 10-Q
period 2006-09-30
SVB FINANCIAL GROUP
filed 2006-11-09
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐   No ☒

At October 31, 2006, 34,317,570 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$305,134	$286,446
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	295,367	175,652
Investment securities	1,726,499	2,037,270
Loans, net of unearned income	3,319,515	2,843,353
Allowance for loan and lease losses	(39,549)	(36,785)
Net loans	3,279,966	2,806,568
Premises and equipment, net of accumulated depreciation and amortization	36,236	25,099
Goodwill	21,243	35,638
Accrued interest receivable and other assets	208,664	175,042
Total assets	$5,873,109	$5,541,715

Liabilities, Minority Interest, and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,956,635	$2,934,278
Negotiable order of withdrawal (NOW)	30,376	39,573
Money market	671,968	961,052
Time	315,481	317,827
Total deposits	3,974,460	4,252,730
Federal funds purchased, FHLB advances and securities sold under agreement to repurchase	809,767	279,464
Contingently convertible debt	148,215	147,604
Junior subordinated debentures	51,201	48,228
Other borrowings	2,669	11
Other liabilities	134,329	124,921
Total liabilities	5,120,641	4,852,958

Commitments and contingencies

Minority interest in capital of consolidated affiliates	156,690	119,456

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 34,253,880 and 35,103,145 shares outstanding at September 30, 2006 and December 31, 2005, respectively	34	35
Additional paid-in capital	—	8,439
Retained earnings	614,964	587,713
Unearned compensation	—-	(5,792)
Accumulated other comprehensive loss	(19,220)	(21,094)
Total stockholders’ equity	595,778	569,301
Total liabilities, minority interest, and stockholders’ equity	$5,873,109	$5,541,715

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2006	2005	2006	2005

Interest income:
Loans	$78,686	$57,825	$215,053	$156,587
Investment securities:
Taxable	17,720	21,636	57,714	63,316
Non-taxable	737	872	2,341	2,842
Federal funds sold, securities purchased under agreement to resell and other short-term investments	3,161	2,284	7,731	7,268
Total interest income	100,304	82,617	282,839	230,013

Interest expense:
Deposits	2,197	3,141	6,858	8,251
Other borrowings	8,299	1,752	16,532	3,478
Total interest expense	10,496	4,893	23,390	11,729

Net interest income	89,808	77,724	259,449	218,284
Provision for (recovery of) loan and lease losses	2,767	1,427	4,895	(1,573)
Net interest income after provision for (recovery of) loan losses	87,041	76,297	254,554	219,857

Noninterest income:
Client investment fees	11,555	8,700	32,164	23,901
Gains on derivative instruments, net	4,729	3,040	19,683	16,959
Letter of credit and standby letter of credit income	2,617	2,625	7,609	7,418
Deposit service charges	2,747	2,435	7,235	7,317
Corporate finance fees	1,999	2,990	7,212	14,739
Gains on investment securities, net	1,645	1,301	5,664	872
Other	5,676	3,842	15,780	9,485
Total noninterest income	30,968	24,933	95,347	80,691

Noninterest expense:
Compensation and benefits (including share-based payment expense of $5.2, $2.0, $16.8 and $5.5, respectively (in millions))	45,505	37,796	138,701	122,344
Professional services	11,363	6,336	29,792	17,059
Impairment of goodwill	—-	—-	18,434	—
Net occupancy	4,112	3,633	12,615	12,506
Furniture and equipment	3,899	3,278	11,274	9,297
Business development and travel	3,013	2,748	8,754	7,540
Correspondent bank fees	1,510	1,429	4,092	4,125
Data processing services	944	1,098	2,933	3,063
Telephone	1,040	894	2,827	2,844
(Reduction of) provision for unfunded credit commitments	458	1,508	(3,363)	330
Other	3,163	3,263	13,274	10,015
Total noninterest expense	75,007	61,983	239,333	189,123

Income before minority interest in net (income) loss of consolidated affiliates, income tax expense and cumulative effect of change in accounting principle	43,002	39,247	110,568	111,425
Minority interest in net (income) loss of consolidated affiliates	919	(1,281)	(5,139)	(468)
Income before income tax expense	43,921	37,966	105,429	110,957
Income tax expense	18,751	14,907	44,586	44,066
Net income before cumulative effect of change in accounting principle	25,170	23,059	60,843	66,891
Cumulative effect of change in accounting principle, net of tax (1)	—	—	192	—
Net income	$25,170	$23,059	$61,035	$66,891

Earnings per common share — basic, before cumulative effect of change in accounting principle	$0.73	$0.66	$1.75	$1.90
Earnings per common share — diluted, before cumulative effect of change in accounting principle	$0.68	$0.60	$1.61	$1.73
Earnings per common share — basic	$0.73	$0.66	$1.75	$1.90
Earnings per common share — diluted	$0.68	$0.60	$1.61	$1.73

(1)      Represents the cumulative effect of change in accounting principle, net of taxes, on previously recognized share-based compensation for the effect of adopting Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment”.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005

Net income	$25,170	$23,059	$61,035	$66,891
Other comprehensive income (loss), net of tax:
Cumulative translation (losses) gains:
Foreign currency translation gains (losses), net of tax	117	(25)	330	(57)
Change in unrealized (losses) gains on available-for-sale investment securities:
Unrealized holding gains (losses), net of tax	15,421	(12,684)	(686)	(14,881)
Reclassification adjustment for (losses) gains included in net income, net of tax	2,160	101	2,230	(1,189)
Total other comprehensive income (loss), net of tax	17,698	(12,608)	1,874	(16,127)
Total comprehensive income	$42,868	$10,451	$62,909	$50,764

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005

Cash flows from operating activities:
Net income	$61,035	$66,891
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	4,895	(1,573)
Impairment of goodwill	18,434	—
Changes in fair values of derivatives, net	(3,428)	4,612
Gains on investment securities, net	(5,664)	(872)
Depreciation and amortization	8,751	5,958
Minority interest	5,139	468
Tax benefits of share-based compensation and other	8,112	9,263
Amortization of share-based compensation	16,788	5,438
Amortization of deferred warrant-related loan fees	(5,605)	(4,796)
Deferred income tax (benefit) expense	(3,503)	435
Changes in other assets and liabilities:
Increase in accrued interest receivable	(4,415)	(7,413)
Decrease in accounts receivable	2,743	6,722
Increase in income tax receivable, net	(5,911)	(2,375)
Decrease in accrued retention, incentive plans, other compensation benefits payable	(14,510)	(9,388)
(Reduction of) provision for unfunded credit commitments	(3,363)	330
Other, net	(1,873)	10,354
Net cash provided by operating activities	77,625	84,054

Cash flows from investing activities:
Purchases of available-for-sale securities	(24,860)	(416,827)
Proceeds from sales of available-for-sale securities	126,230	11,860
Proceeds from maturities and pay-downs of available-for-sale securities	253,501	348,490
Purchases of nonmarketable securities (cost and equity method accounting)	(22,430)	(12,175)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	11,585	4,379
Proceeds from nonmarketable securities (cost and equity method accounting)	21,694	3,682
Purchases of nonmarketable securities (investment fair value accounting)	(42,943)	(54,319)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	9,501	6,407
Proceeds from nonmarketable securities (investment fair value accounting)	—	2,828
Net increase in loans	(487,339)	(342,314)
Proceeds from recoveries of charged-off loans	8,296	9,330
Purchase of eProsper, net of cash acquired	(3,994)	—
Purchases of premises and equipment	(17,783)	(14,465)
Net cash used for investing activities	(168,542)	(453,124)

Cash flows from financing activities:
Net (decrease) increase in deposits	(278,270)	72,625
Increase in borrowings, net	530,292	111,761
Capital contributions from minority interest participants, net of distributions	33,170	38,163
Stock compensation related tax benefits	4,321	—
Proceeds from issuance of common stock	34,082	15,655
Repurchases of common stock	(94,275)	(77,661)
Net cash provided by financing activities	229,320	160,543
Net increase (decrease) in cash and cash equivalents	138,403	(208,527)
Cash and cash equivalents at beginning of year	462,098	627,218
Cash and cash equivalents at end of period	$600,501	$418,691

Supplemental disclosures:
Cash paid during the period for:
Interest paid	$22,532	$11,661
Income taxes paid	$42,407	$36,761

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Description of Business

SVB Financial Group and its subsidiaries (which we refer to collectively as “we”, “our” or “us” in this Form 10-Q) offer clients financial products and services through four primary strategic business groups:  Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. Our Other Business Services group includes SVB Global, SVB Private Client Services and certain other business service units (see “Note 11. Segment Reporting”).

SVB Financial Group, our parent company (which we refer to as “SVB Financial Group” or “the Parent company”) is a bank holding company and financial holding company whose principal subsidiary is Silicon Valley Bank (the “Bank”). The Bank is a California-chartered bank, founded in 1983, and headquartered in Santa Clara, California. We serve more than 11,000 clients worldwide through our 28 regional offices in the United States and four subsidiaries outside the United States. The Company has 13 offices throughout California and operates regional offices across the country in Arizona, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New York, North Carolina, Oregon, Pennsylvania, Utah, Texas, Virginia, and Washington. SVB Financial Group also has four foreign subsidiaries, two in London, England, one in Bangalore, India and one in Shanghai, China.

Through our Commercial Banking business group, referred to as SVB Silicon Valley Bank, which includes the Bank and its subsidiaries, we serve clients in all stages of maturity ranging from emerging-growth companies to established, private and public companies in the technology, life science and premium wine industries. We define “emerging-growth” clients as companies in the start-up or early stages of their life cycles. These companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market and have no or little revenue. By contrast, we define “established” or “middle-market” clients as companies that tend to be more mature. These companies may be publicly traded and are more established in the markets in which they participate. In 2006, we began using “SVB Silicon Valley Bank” to refer to our Commercial Banking activities.

SVB Capital focuses on the business needs of our private equity clients, with whom we have established and maintain relationships domestically and internationally. Through this segment, we provide banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit and cash management services to private equity clients. SVB Capital also makes investments in private equity firms and in companies in the niches we serve. The group manages five private equity funds and oversees investments, including our investments in several sponsored limited partnerships. These limited partnerships include Gold Hill Venture Lending Partners 03, LP and its parallel funds, which primarily provide secured debt, typically to emerging-growth clients in their earliest stages; and the Partners for Growth funds, which are special situation debt funds that provide secured debt primarily to higher-risk, more established middle-market clients in their later stages.

SVB Alliant, our investment banking subsidiary, provides merger and acquisition advisory services, private placement advisory services, strategic alliance services, and specialized financial studies such as valuations and fairness opinions. SVB Alliant is a broker-dealer registered with the U.S. Securities and Exchange Commission (“SEC”) and a member of the National Association of Securities Dealers, Inc. (“NASD”). In 2005, we established SVB Alliant Europe Limited, a subsidiary of SVB Financial Group based in London, England, in order to provide investment advisory services to companies in Europe. SVB Alliant Europe Limited commenced full operations on May 2, 2006, when it received its license from the Financial Services Authority, an independent body that regulates the financial services industry in the United Kingdom.

Other Business Services includes SVB Global, SVB Private Client Services, SVB Analytics and other business service units that are not part of one of the three business groups described above. SVB Global includes three foreign subsidiaries, which facilitate our clients’ global expansion into major technology centers around the world. SVB Global provides a variety of services, including consulting and business services, referrals, and knowledge sharing, as well as identifying business opportunities for us. SVB Private Client Services provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. SVB Private Client Services helps our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. SVB Analytics, a new entity formed in 2006, provides solutions to address the valuation needs of private emerging-growth technology and life sciences companies. SVB Analytics includes eProsper, a company in which SVB Analytics acquired a controlling interest in August 2006, which provides equity ownership data management services.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) that are, in the opinion of management, necessary to fairly present our financial position; results of operations; and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”).

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Part II, Item 8. Consolidated Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies presented in our Annual Report on Form 10-K for the year ended December 31, 2005.

The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”).  SFAS 123(R) requires us to measure all employee share-based compensation awards using a fair value based method, estimate award forfeitures, and record such expense in our consolidated statements of operations. SFAS 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported in the statement of cash flows as a financing cash flow, rather than as an operating cash flow.  SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS No. 95, Statement of Cash Flows.  On January 1, 2006, we adopted SFAS 123(R) using the modified prospective method, one of the adoption methods permitted under SFAS 123(R) (see Note 4).

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). Hybrid financial instruments are financial instruments that contain an embedded derivative within a single instrument. SFAS 155 gives entities an option to elect to record hybrid financial instruments at fair value as one financial instrument. Prior to this amendment, hybrid financial instruments were required to be separated into two instruments, a derivative and host, and generally only the derivative was recorded at fair value. SFAS 155 requires that beneficial interests in securitized assets be evaluated for derivatives, either freestanding or embedded. On October 25, 2006, the FASB provided a scope exception for securitized interests that (1) only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and (2) the investor does not control the right to accelerate the settlement. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. Additionally, SFAS 155 provides a one-time opportunity to apply the fair value election to hybrid financial instruments existing at the date of implementation at fair value as one financial instrument, with any difference between the carrying amount of the existing hybrid financial instruments and the fair value of the single financial instrument being recorded as a cumulative-effect adjustment to beginning retained earnings. We are currently assessing the impact of SFAS 155 on our consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS 140” (“SFAS 156”). SFAS 156 clarifies when an entity should separately recognize servicing assets and servicing liabilities when it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured using either the amortization method as previously permitted under SFAS 140 or the fair value measurement method. Entities are permitted to make an election to subsequently re-measure classes of separately recognized servicing assets and liabilities. Once the fair value measurement method is elected for a class, the election should be applied prospectively to all new and existing separately recognized servicing assets and servicing liabilities within that class. The effect of re-measuring an existing class of separately recognized servicing assets and servicing liabilities at fair value would be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.  SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued interim financial statements for that fiscal year. In the first quarter of 2006, we elected not to early adopt this Statement and, accordingly, will adopt it as of January 1, 2007.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify the accounting for uncertain tax positions. FIN 48 prescribes that a two-step benefit recognition model be applied initially to recognize and measure the benefit amount of a tax position. The first step requires that a tax benefit be recognized only when the tax position is “more-likely-than-not” to be sustained based on the technical merits of the position. Assuming the first step is met, the second step requires that the benefit amount be measured at the largest amount that is at least “more-likely-than-not” likelihood to be the ultimate outcome based on a cumulative-probability approach. Tax positions that previously failed to meet the “more-likely-than-not” recognition threshold should be recognized in the period in which the threshold is subsequently met, the tax matter is resolved or the statute of limitations for examining the tax position has expired. FIN 48 requires that a previously recognized tax benefit be de-recognized in the period it becomes “more-likely-than-not” that the tax position would not be sustained on audit. The impact of applying FIN 48 should be recognized as a cumulative-effect adjustment to beginning retained earnings at the adoption date. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.

In September 2006, the SEC Staff Bulletin issued SAB 108 on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. SAB 108 is effective for periods ending after November 15, 2006. We are currently assessing the impact of SAB 108 on our consolidated financial position and results of operations.

3.  Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars and shares in thousands, except per share amounts)	Net Income	Weighted- Average Shares	Per Share Amount	Net Income	Weighted- Average Shares	Per Share Amount

2006:
Basic EPS:
Income available to common stockholders	$25,170	34,417	$0.73	$61,035	34,813	$1.75
Effect of dilutive securities:
Stock options, restricted stock awards, restricted stock units and convertible debt	—	2,637		—	3,007

Diluted EPS:
Income available to common stockholders and assumed conversions	$25,170	37,054	$0.68	$61,035	37,820	$1.61

2005:
Basic EPS:
Income available to common stockholders	$23,059	34,838	$0.66	$66,891	35,179	$1.90
Effect of dilutive securities:
Stock options, restricted stock awards, restricted stock units and convertible debt	—	3,617		—	3,390

Diluted EPS:
Income available to common stockholders and assumed conversions	$23,059	38,455	$0.60	$66,891	38,569	$1.73

For the three months ended September 30, 2006 and 2005, approximately 5.5 million and 4.5 million average potential common stock equivalents (including stock options, restricted stock and warrants), respectively, were excluded from the calculation, as they were anti-dilutive. For the nine months ended September 30, 2006 and 2005, approximately 5.3 million and 4.6 million average potential common stock equivalents (including stock options, restricted stock and warrants), respectively, were excluded from the calculation, as they were anti-dilutive.

In September 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, that contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. The potential dilutive effect of our contingently convertible debt using the treasury stock method was approximately 1.1 million shares and 1.4 million shares for the three months ended September 30, 2006 and 2005, respectively, and 1.3 million shares and 1.2 million shares for the nine months ended September 30, 2006 and 2005, respectively. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted-average conversion price from the average market price of the shares related to the contingently convertible debt. We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes (see Note 8. Borrowings) in our diluted EPS calculation using the treasury stock method, in accordance with the provisions of EITF No. 90-19, “Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion” and SFAS No. 128, “Earnings Per Share”.

4.  Share-Based Compensation

Impact of Adopting SFAS 123(R)

Prior to January 1, 2006, we accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123, “Accounting for Stock-Based Compensation.” as amended by SFAS No. 148  “Accounting for Stock-Based Compensation—Transition and Disclosures.”  Under the intrinsic value method, stock options granted with exercise prices equal to the grant date fair value of our stock have no intrinsic value and therefore no expense was actually recorded for these options under APB 25. For pro forma disclosure only, we measured the fair value of our stock options using the Black-Scholes option-pricing model and expensed the value over the corresponding service period using the straight-line amortization approach.  Equity-based awards for which stock-based compensation expense was actually recorded were generally grants of restricted stock awards and restricted stock units which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock.  Such value was then recognized as an expense over the corresponding service period using an accelerated amortization approach in accordance with FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards that were granted prior to January 1, 2006 are being expensed over the remaining portion of their vesting period under the same amortization method and, for stock options, using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. Under SFAS 123(R), the fair value of stock options are being measured using the Black-Scholes option-pricing model while the fair value for restricted stock awards and restricted stock units are based on the quoted price of our common stock on the date of grant. For all stock-based awards granted on or after January 1, 2006, stock-based compensation expense is being amortized on a straight-line basis over the requisite service period.  SFAS 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital.  As of December 31, 2005, there was a balance of $5.8 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

For the three and nine months ended September 30, 2006, we recorded share-based compensation expense of $5.2 million and $16.8 million, respectively, resulting in the recognition of $1.1 million and $3.6 million, respectively, in related tax benefits.  For the three and nine months ended September 30, 2005, we recognized $2.0 million and $5.5 million, respectively, of share-based compensation expense under the intrinsic value method of APB 25, resulting in the recognition of $0.8 million and $2.2 million, respectively, in related tax benefits.  As a result of adopting SFAS 123(R) on January 1, 2006, our income before income taxes and our net income for the nine months ended September 30, 2006 was $12.4 million and $10.7 million lower, respectively, than if we had continued to account for share-based compensation under APB 25.  Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.31 and $0.28 lower, respectively, than if we had continued to account for share-based compensation under APB 25.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the nine months ended September 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.  Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. Upon adoption of FAS 123(R) as of January 1, 2006, we recorded a cumulative adjustment of $0.2 million to account for the expected forfeitures of restricted stock awards and restricted stock units granted prior to January 1, 2006, for which we previously recorded an expense.

Equity Incentive Plans

On May 11, 2006, shareholders approved the 2006 Equity Incentive Plan (the “2006 Incentive Plan”). Our existing 1997 Equity Incentive Plan was set to expire in December 2006. The 2006 Incentive Plan provides for the grant of the following types of incentive awards: (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance shares and performance units, and (vi) other stock awards.

Subject to the provisions of Section 14 of the 2006 Incentive Plan, the maximum aggregate number of shares that may be awarded and sold there under is 3,000,000 shares plus 1,488,361 shares comprising (i) any shares that have been reserved but not issued under our 1997 Equity Incentive Plan as of May 11, 2006, (ii) any shares subject to stock options or similar awards granted under the 1997 Equity Incentive Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1997 Equity Incentive Plan that are forfeited to or repurchased by us. No further awards will be made under the 1997 Equity Incentive Plan, but it will continue to govern awards previously granted there under.

Restricted stock awards and restricted stock units will be counted against the numerical limits of the 2006 Incentive Plan as two shares for every one share subject thereto.  Further, if shares acquired pursuant to any such award are forfeited or repurchased by us and would otherwise return to the 2006 Incentive Plan pursuant to the terms thereof, two times the number of shares so forfeited or repurchased will return to the 2006 Incentive Plan and will again become available for issuance.

Eligible participants in the 2006 Incentive Plan include directors, employees, and consultants.  Options granted under the 2006 Incentive Plan generally expire 7 years after the grant date.  Options generally become exercisable over various periods, typically 4 years, from date of grant based on continued employment, and typically vest annually.  Restricted stock awards generally vest over the passage of time and require continued employment through the vesting period.  Restricted stock units generally vest upon meeting certain performance-based objectives, with the passage of time, or a combination of both, and require continued employment through the vesting period.  The vesting period for restricted stock units cannot be less than three years unless they are subject to certain performance-based objectives, in which case the vesting period can be 12 months or longer.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”) under which participating employees may annually contribute up to 10% of their gross compensation to purchase shares of our common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. All employees are eligible to participate in the ESPP on the first day of hire. To be eligible, an employee must, among other requirements, be age 18 or above and complete at least one hour of service as an employee of us or any of our affiliates. There were 71,036 shares issued under the ESPP for the nine months ended September 30, 2006. At September 30, 2006, a total of 915,577 shares of our common stock were still available for future issuance under the ESPP. The next purchase will be on December 29, 2006 at the end of the current six-month offering period. Effective January 1, 2006, we began recognizing compensation expense associated with the ESPP in accordance with SFAS 123(R).

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS No. 123(R), we provided the pro forma disclosures required under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures”. Previously reported amounts have not been restated.

(Dollars in thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$23,059	$66,891
Add: Stock-based compensation expense, net of tax reported in net income	1,235	3,154
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(5,472)	(16,381)
Net income, pro forma	$18,822	$53,664

Earnings per common share — basic:
As reported	$0.66	$1.90
Pro forma	0.54	1.53
Earnings per diluted share — diluted:
As reported	$0.60	$1.73
Pro forma	0.50	1.43

Unrecognized Compensation Expense

As of September 30, 2006, unrecognized share-based compensation expense is as follows:

	As of September 30, 2006
(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period – in Years

Stock option awards	$17,934	1.16
Restricted stock awards	931	0.78
Restricted stock units	5,963	2.29
Employee stock purchase plan	64	0.25
Total unrecognized share-based compensation expense	$24,892

Valuation Assumptions

As of September 30, 2006 and 2005, the fair values of share-based awards for employee stock options and employee stock purchases made under our ESPP were estimated using the Black-Scholes option pricing model. The fair values of restricted stock awards and restricted stock units were based on our closing quoted market price on date of grant. The following weighted-average assumptions were used:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Equity Incentive Plan Awards
Expected term of options in years	5.2	5.1	5.3	5.1
Expected volatility of the Company’s underlying common stock	30.4%	34.7%	29.5	37.1%
Risk-free interest rate	4.66%	3.98%	4.78%	4.05%
Expected dividend yield	—%	—%	—%	—%
Weighted-average grant date fair value-stock options	$16.43	$18.68	$18.57	$17.61
Weighted-average grant date fair value-restricted stock awards and restricted stock units	$45.27	$49.64	$50.97	$45.12

ESPP
Expected term in years	0.5	0.5	0.5	0.5
Expected volatility of the Company’s underlying common stock	19.7%	19.7%	21.3%	22.7%
Risk-free interest rate	5.24%	3.38%	4.76%	2.94%
Expected dividend yield	—%	—%	—%	—%
Weighted-average fair value	$9.84	$10.18	$10.07	$10.08

The expected term was based on the implied term of the stock options using a lattice option-pricing model with early exercise factors based on historic employee exercise behavior. The expected volatilities for the 2006 Incentive Plan for the three and nine months ended September 30, 2006 and September 30, 2005 were calculated using a blended rate consisting of equal measures of our historic volatility and our expected volatility over a five-year term. The expected volatilities for the ESPP for the three and nine months ended September 30, 2006 and September 30, 2005 are equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates for all periods were based on the yields of U.S. Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

Share-Based Payment Award Activity

The table below provides stock option information related to the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5,086,451	$31.06	6,023,080	$28.87
Granted	18,250	45.27	333,097	51.48
Exercised	(120,753)	25.00	(1,167,199)	23.90
Forfeited	(33,218)	36.51	(236,543)	35.76
Expired	(6,057)	37.54	(7,762)	38.21
Outstanding at September 30, 2006	4,944,673	$31.22	4,944,673	$31.22
Exercisable at September 30, 2006	3,239,604	$27.30	3,239,604	$27.30

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In- The-Money Options ($)
Outstanding at September 30, 2006	4,944,673	$31.22	4.27	$69,188,603
Exercisable at September 30, 2006	3,239,604	$27.30	4.10	$56,609,829

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value as of September 30, 2006. This value is based on our closing stock price of $44.64 as of September 30, 2006. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $2.4 million and $30.5 million, respectively, and the total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $3.1 million and $15.8 million, respectively.  The total fair value of option grants that vested during the three and nine months ended September 30, 2006 was $2.4 million and $20.6 million, respectively, and the total fair value of option grants that vested during the three and nine months ended September 30, 2005 was $2.7 million and $22.9 million, respectively.  Cash received from stock option exercises was $3.0 million and $27.2 million during the three and nine months ended September 30, 2006, respectively, and cash received from stock option exercises was $2.7 million and $14.7 million during the three and nine months ended September 30, 2005, respectively. The tax benefit realized from stock options exercised was $0.7 million and $10.1 million for the three and nine months ended September 30, 2006, respectively, and the tax benefit realized from stock options exercised was $1.3 million and $7.0 million for the three and nine months ended September 30, 2005, respectively.

The following table summarizes information regarding stock options outstanding as of September 30, 2006:

		Outstanding Options			Vested Options
Ranges of Exercise Prices		Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 8.25	$17.07	617,334	3.65	$13.75	522,755	13.22
17.20	23.69	505,860	4.73	22.36	484,710	22.51
23.90	25.17	496,190	2.14	25.04	363,459	25.02
25.29	26.40	513,070	4.81	26.06	511,133	26.07
26.66	31.29	508,865	5.20	30.94	490,991	30.99
31.40	35.26	575,650	2.37	34.94	300,756	34.71
35.54	36.46	495,864	4.45	35.60	241,877	35.61
36.56	43.49	671,163	5.10	40.86	210,636	40.08
43.62	53.29	555,177	5.92	49.61	113,287	48.39
53.30	53.30	5,500	6.51	53.30	—	—
$ 8.25	$53.30	4,944,673	4.27	$31.22	3,239,604	$27.30

We expect to satisfy the exercise of stock options and future grants of restricted stock by issuing new shares registered under the 2006 Incentive Plan. At September 30, 2006, 4,391,611 shares were available for future issuance under the 2006 Incentive Plan.

The table below provides information for restricted stock awards and restricted stock units related to the 1989 Stock Option Plan, 1997 Plan and 2006 Incentive Plan for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at beginning of period	321,729	$44.28	253,848	$42.12
Granted	5,250	45.27	153,341	50.97
Vested	(3,729)	45.10	(65,378)	52.93
Forfeited	(2,099)	47.94	(20,660)	45.74
Nonvested at September 30, 2006	321,151	$44.26	321,151	$43.91

The total fair value of restricted stock grants that vested during the three and nine months ended September 30, 2006 was $0.2 million and $3.5 million, respectively, and the total fair value of restricted stock grants that vested during the three and nine months ended September 30, 2005 was $0.1 million and $3.1 million, respectively.

5.   Investment Securities

Federal Funds Sold, Securities Purchased under Agreement to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreement to resell and other short-term investment securities as reported in the interim consolidated balance sheets include interest-bearing deposits in other financial institutions of $27.1 million and $34.7 million at September 30, 2006 and December 31, 2005, respectively.

The detailed composition of our investment securities as of September 30, 2006 and December 31, 2005 is presented as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005

Available-for-sale securities, at fair value	$1,501,632	$1,850,655
Non-marketable securities (investment company fair value accounting):
Venture capital fund investments (1)	111,686	81,280
Other private equity investments (2)	32,477	26,782
Other investments (3)	15,116	25,300
Non-marketable securities (equity method accounting):
Other investments (4)	15,584	10,985
Low income housing tax credit funds	18,260	11,682
Non-marketable securities (cost method accounting):
Fund investments	27,683	26,924
Other private equity investments	4,061	3,662
Total investment securities	$1,726,499	$2,037,270

(1)     Includes $62.2 million and $58.7 million related to SVB Strategic Investors Fund, LP at September 30, 2006 and December 31, 2005, respectively. We have a controlling ownership interest of 12.6% in the fund. Also includes $40.3 million and $22.1 million related to SVB Strategic Investors Fund II, LP, at September 30, 2006 and December 31, 2005, respectively. We have a controlling interest of 8.6% in the fund. Additionally, it includes $9.2 million and $0.5 million related to SVB Strategic Investors Fund III, LP at September 30, 2006 and December 31, 2005, respectively.  Currently, we have a controlling interest of 11.7% in the fund.  As of December 31, 2005, we had a controlling interest of 100.0% in the fund.

(2)     Includes $29.9 million and $26.8 million related to Silicon Valley BancVentures, LP at September 30, 2006 and December 31, 2005, respectively. We have a controlling ownership interest of 10.7% in the fund.  Additionally, includes $2.6 million related to SVB Capital Partners II, LP as of September 30, 2006.  We have a direct ownership interest of 0.5% and indirect ownership interest of 8.5% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)     Represents $15.1 million and $25.3 million related to Partners for Growth, LP at September 30, 2006 and December 31, 2005, respectively. We have a majority ownership interest of approximately 50.01% in the fund.

(4)    Includes $6.9 million and $5.6 million related to Gold Hill Venture Lending Partners 03, LLC, the general partner of Gold Hill Venture Lending 03, LP and its parallel funds, as of September 30, 2006 and December 31, 2005, respectively. We have a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC. We have an indirect ownership interest of 4.5% in Gold Hill Venture Lending 03, LP and its parallel funds through Gold Hill Venture Lending Partners 03, LLC. It also includes $6.5 million and $5.4 million related to our direct investment in Gold Hill Venture Lending Partners 03, LP, as of September 30, 2006 and December 31, 2005, respectively. We have a direct ownership interest of 4.8% in the fund. Additionally, it includes $2.2 million to Partners for Growth II, LP as of September 30, 2006. We have an ownership interest of 24.2% in the fund.

The following table breaks out our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer as of September 30, 2006:

	September 30, 2006
	Less than twelve months		Twelve months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments (1)	Unrealized Losses (1)	Fair Value of Investments	Unrealized Losses

U.S. Treasury securities	$—	$—	$9,900	$(81)	$9,900	$(81)
U.S. agencies and corporations:
Collateralized mortgage obligations	54,753	(501)	590,685	(14,936)	645,438	(15,437)
Mortgage-backed securities	25,465	(190)	399,572	(12,703)	425,037	(12,893)
Discount notes and bonds	29,531	(467)	210,579	(4,414)	240,110	(4,881)
Asset-backed securities	—	—	486	(1)	486	(1)
Commercial mortgage-backed securities	—	—	69,408	(1,766)	69,408	(1,766)
Total temporarily impaired securities	$109,749	$(1,158)	$1,280,630	$(33,901)	$1,390,379	$(35,059)

(1)          As of September 30, 2006, we identified 136 investments totaling $1,280.6 million with unrealized losses of $33.9 million whose fair value has been less than their adjusted cost for a period of time greater than twelve months.  A U.S. Treasury note totaling $9.9 million with an unrealized loss of $81 thousand was purchased in July 2005.  Securities classified as collateralized mortgage obligations totaling $590.7 million with unrealized losses of $14.9 million were originally purchased between July 1998 and September 2005.  Securities classified as mortgage-backed securities totaling $399.6 million with unrealized losses of $12.7 million were originally purchased between June 2003 and April 2004.  Securities classified as discount notes and bonds totaling $210.6 million with unrealized losses of $4.4 million were originally purchased between February 2003 and January 2005.  An asset-backed security totaling $0.5 million with an unrealized loss of $1 thousand was originally purchased in October 2002.  Securities classified as commercial mortgage-backed securities totaling $69.4 million with unrealized losses of $1.8 million were originally purchased between April 2005 and July 2005. All investments with unrealized losses for a period of time greater than twelve months are either rated triple A by Moody’s or S&P or are issued by the U.S. Treasury or a government sponsored enterprise.  Because these securities are of superior credit quality, the unrealized losses are due solely to increases in market interest rates and we expect to recover the impairment prior to or at maturity, we deem these impairments to be temporary.  We have the intent and ability to hold the securities until the market value recovers or until maturity.  Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

The following table presents the components of gains and losses on investment securities, for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross gains on investment securities:
Available-for-sale securities, at fair value	$3,692	$173	$7,042	$173
Marketable securities (investment company fair value accounting)	—	1,602	—	1,602
Non-marketable securities (investment company fair value accounting):
Private equity fund investments.	2,161	2,219	9,341	7,121
Other private equity investments	588	6	974	973
Other investments	—	—	1,170	—
Non-marketable securities (equity method accounting)	332	—	852	—
Non-marketable securities (cost method accounting):
Private equity fund investments	103	289	465	816
Other private equity investments	11	—	120	171
Total gross gains on investment securities	6,887	4,289	19,964	10,856
Gross losses on investment securities:
Available-for-sale securities, at fair value	—	—	(3,230)	(2,274)
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(3,438)	(1,450)	(7,294)	(2,903)
Other private equity investments	—	(479)	(475)	(530)
Other investments	(1,166)	(425)	(1,166)	(425)
Non-marketable securities (equity method accounting)	(157)	—	(918)	—
Non-marketable securities (cost method accounting):
Private equity fund investments	(481)	(634)	(1,172)	(3,379)
Other private equity investments	—	—	(45)	(473)
Total gross losses on investment securities	(5,242)	(2,988)	(14,300)	(9,984)
Net gains on investment securities	$1,645	$1,301	$5,664	$872

6.   Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $21.3 million and $20.6 million, as of September 30, 2006 and December 31, 2005, respectively, are presented in the following table:

(Dollars in thousands)	September 30, 2006	December 31, 2005

Commercial loans	$2,817,077	$2,410,893

Vineyard development	118,540	104,881
Commercial real estate	2,906	20,657
Total real estate construction	121,446	125,538

Real estate term — consumer	64,030	39,906
Real estate term — commercial	29,624	10,694
Total real estate term	93,654	50,600

Consumer and other	287,338	256,322
Total loans, net of unearned income	$3,319,515	$2,843,353

The activity in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2006	2005	2006	2005

Beginning balance	$37,907	$36,372	$36,785	$37,613
Provision for (recovery of) loan losses	2,767	1,427	4,895	(1,573)
Loans charged off	(3,216)	(4,437)	(10,427)	(10,507)
Recoveries	2,091	1,501	8,296	9,330
Ending balance	$39,549	$34,863	$39,549	$34,863

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $9.3 million and $6.5 million at September 30, 2006 and December 31, 2005, respectively. Allocations of the allowance for loan losses specific to impaired loans totaled $7.0 thousand at September 30, 2006, and $0.0 thousand at December 31, 2005. Average impaired loans for the three months ended September 30, 2006 and 2005 totaled $8.9 million and $14.5 million, respectively.  Average impaired loans for the nine months ended September 30, 2006 and 2005 totaled $6.9 million and $14.4 million, respectively.

7.  Goodwill

The goodwill balance at September 30, 2006 and December 31, 2005 was $21.2 million and $35.6 million, respectively.  Goodwill resulted from the acquisition of SVB Alliant, our investment banking subsidiary, and eProsper, our equity ownership data management services company.  During the third quarter of 2006, we acquired a 65% ownership stake in eProsper through our wholly owned subsidiary, SVB Analytics. eProsper provides corporate equity administration services, including capitalization table data management to private companies. As a result of the acquisition, we recorded $4.0 million of goodwill.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that we evaluate on an annual basis (or whenever events occur which may indicate possible impairment) whether any portion of our recorded goodwill is impaired.  We performed this analysis at the “reporting unit” level as defined in SFAS No. 142.  As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, this analysis requires management to make a series of critical assumptions to (1) evaluate whether any impairment exists, and (2) measure the amount of impairment.  As part of this analysis, SFAS No. 142 requires that we estimate the fair value of our reporting units and compare it with their carrying value.  If the estimated fair value of a reporting unit is less than the carrying value, then impairment is deemed to have occurred.

We conducted our annual valuation analysis of the SVB Alliant reporting unit during the second quarter of 2006. We concluded at that time that we had an impairment of goodwill based on forecasted discounted net cash flows for that reporting unit.  As required by SFAS No. 142, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this allocation, we concluded that $18.4 million of the related goodwill was impaired and was required to be expensed as a non-cash charge to continuing operations during the second quarter of 2006. Thus, the goodwill balance related to SVB Alliant was reduced from $35.6 million at December 31, 2005 to $17.2 million at June 30, 2006.

8.  Borrowings

The following table represents outstanding borrowings at September 30, 2006 and December 31, 2005:

(Dollars in thousands)	Maturity	September 30, 2006	December 31, 2005
Federal funds purchased	Overnight	$330,000	$205,000
FHLB advances	One Month or Less	135,000	—
Securities sold under agreement to repurchase	Less than One Month	344,767	74,464
Total federal funds purchased, FHLB advances and securities sold under agreement to repurchase		$809,767	$279,464

Contingently convertible debt	June 15, 2008	$148,215	$147,604
Junior subordinated debentures	October 15, 2033	51,201	48,228
8.0% Long-term note payable (1)	November 30, 2009	2,669	—
Other borrowings	Overdraft	$—	$11

(1)          Debt assumed in relation to the acquisition of a 65% interest in eProsper during the third quarter of 2006.

Interest expense related to borrowings was $8.3 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively, and $16.5 and $3.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Contingently Convertible Debt

The fair value of the convertible debt at September 30, 2006 was $197.8 million, based on quoted market prices. We intend to settle the outstanding principal amount in cash. Based on the terms of the notes, if, at any time before September 15, 2007, the per share stock price on the last trading day of the immediately preceding fiscal quarter was 110% or more of the conversion price, the notes would become convertible. The per share closing price of $45.46 of our common stock on June 30, 2006, was 135.2% of the conversion price of $33.63. Accordingly, during the third quarter of 2006, our note holders held the right, at their option, to convert their notes, in whole or in part, subject to certain limitations, at the conversion price of $33.63. We received conversion notices relating to the notes in an aggregate principal amount of $7.0 thousand during the third quarter of 2006, increasing the total cumulative amount converted to $162.0 thousand. The per share closing price of $44.64 of our common stock on September 30, 2006 was 132.7% of the conversion price of $33.63, so our noteholders hold the right to convert their notes in the fourth quarter of 2006.  After September 15, 2007, if the closing sales price of our common stock on the previous trading day is 110% or more of the conversion price of the notes, then the notes would become convertible.

Concurrent with the issuance of the convertible notes, we entered into a convertible note hedge (see Note 9. Derivative Financial Instruments - Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock).

Available Lines of Credit

As of September 30, 2006, we have available $865.0 million in unsecured federal funds lines of credit, $535.0 million of which were unused. We have reverse repurchase agreement lines available with multiple securities dealers. Reverse repurchase lines allow us to finance short-term borrowings using various fixed income securities as collateral. At September 30, 2006, we borrowed $344.8 million against our reverse repurchase lines. Additionally, we have collateral pledged to the Federal Reserve Bank and Federal Home Loan Bank of San Francisco of which $75.0 million is unused.

9.  Derivative Financial Instruments

If held for hedging purposes we designate the derivative when we enter into a derivative contract. The designation may change based on management’s reassessment or changing circumstances. Derivative instruments that we obtain or use include interest rate swaps, forward contracts, options and warrants. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, and rate or price. An option or warrant contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument (including another derivative financial instrument), index, currency or commodity at a predetermined rate or price during a period or at a time in the future. Option or warrant agreements can be transacted on organized exchanges or directly between parties. The gross positive fair values of derivative assets are recorded as a component of the other assets line item on the balance sheet. The gross negative fair values of derivative liabilities are recorded as a component of the other liabilities line item on the balance sheet.

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives as of September 30, 2006 and December 31, 2005 were as follows:

	At September 30, 2006
(Dollars in thousands)	Notional or contractual amount	Credit risk amount (1)	Estimated net fair value - Asset (liability)

Fair Value Hedge
Interest rate swap	$50,000	$—	$(2,456)

Derivatives
Foreign exchange forward contracts	413,851	2,526	(1,177)
Foreign currency options	41,204	22	—
Equity warrant assets	111,248	32,420	32,420

(Dollars in thousands)	At December 31, 2005

Derivative - Fair Value Hedge
Interest rate swap	$50,000	$—	$(1,314)

Derivatives - Other
Foreign exchange forward contracts	432,733	5,701	766
Foreign currency options	18,772	101	—
Equity warrant assets	108,574	27,802	27,802

(1)                                 Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties.

Derivative - Fair Value Hedges

Derivative instruments that we hold as part of our interest rate risk management include interest rate swaps and forward contracts. On October 30, 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in the fair value associated with the majority of our 7.0% fixed rate, junior subordinated debentures, which management evaluates for effectiveness using the statistical regression analysis approach for each reporting period.  For information on our junior subordinated debentures, see Note 8. Borrowings.

The terms of the interest rate swap agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on the London Inter-Bank Offer Rate (LIBOR) plus a spread. This interest rate swap agreement provided a cash benefit of $30.0 thousand and $0.3 million during the three months ended September 30, 2006 and 2005, respectively, and a cash benefit of $0.3 million and $1.0 million during the nine months ended September 30, 2006 and 2005, respectively, which was recognized in the consolidated statements of income as a reduction in interest expense. The swap agreement largely mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. All components of the swap’s gain or loss are included in the assessment of hedge effectiveness. Changes in fair value of the fair value hedge agreement, which is primarily dependent on changes in market interest rates, are recognized in net income as gains or losses on derivative instruments.  We recorded a non-cash increase in fair value of the fair value hedge agreement of $0.4 million for the three months ended September 30, 2006, and a non-cash decrease in fair value of $3.3 million for the interest rate swap agreement prior to its designation as a fair value hedge and $0.8 million for the fair value hedge agreement for the nine months ended September 30, 2006, which were reflected in gains on derivative instruments, net.

Derivatives - Other

We enter into various other derivative contracts primarily to provide derivative products or services to customers. These derivatives are not linked to specific assets and liabilities on the balance sheet or to forecasted transactions in an accounting hedge relationship and, therefore, do not qualify for hedge accounting. All of these contracts are carried at fair value with changes in fair value recorded on the statement line item gains on derivative instruments, net.

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

We enter into foreign exchange forward contracts with correspondent banks to reduce foreign exchange exposure risk related to certain foreign currency denominated loans. These contracts are short-term in nature, typically expiring within one year. We have not experienced nonperformance by counterparties and therefore have not incurred related losses. Further, we anticipate performance by all counterparties to such foreign exchange forward contracts.

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

We obtain derivative equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and, less frequently, for providing other services. The purpose of obtaining warrants from client companies is to increase future revenue. The change in fair value of equity warrant assets is recorded in gains on derivative instruments, net. The change in fair value of equity warrants resulted in net losses of $1.0 million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively, and net gains of $7.5 million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Derivative Fair Value Instruments Indexed to and Potentially Settled in a Company’s Own Stock

On May 20, 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, (See Note 8. Borrowings). These notes include a conversion feature that is indexed to and could potentially be settled in our stock. The conversion option is an embedded derivative, which, pursuant to paragraphs 11(a) and 12(c) of SFAS No. 133, qualifies as an embedded derivative indexed to our stock. If it was a freestanding derivative, it would be classified in stockholders’ equity. Thus, the embedded derivative is not considered a derivative for purposes of SFAS No. 133 and is not recorded on our financial statements at fair value.

Concurrent with the issuance of the $150.0 million principal amount of contingently convertible notes, (See Note 8. Borrowings), we entered into a convertible note hedge (purchased call option) at a cost of $39.3 million, and a warrant transaction providing proceeds of $17.4 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the contingently convertible notes.

At issuance under the terms of the convertible note hedge, upon the occurrence of certain conversion events, we had the right to purchase up to approximately 4,460,610 shares of our common stock from the counterparty at a price of $33.63 per common share. The convertible note hedge agreement will expire on June 15, 2008. We have the option to settle any amounts due under the convertible note hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Due to prior conversion events, our right to purchase our stock under the option has been decreased by 4,817 shares.

At issuance under the warrant agreement, the counterparty could purchase up to approximately 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of certain conversion events. The warrant transaction will expire on June 15, 2008. The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF 00-19. Due to prior conversion events, the counterparty’s right to purchase our stock under the warrant agreement has been decreased by 4,817 shares. Also see Note 3. Earnings Per Share.

10. Common Stock Repurchase

We currently have in place a program authorizing our repurchase of up to $375.0 million of stock. The repurchase program was initially authorized by our Board of Directors and announced on May 7, 2003 for $160.0 million (with no expiration date), and was subsequently increased by $75.0 million (announced on January 27, 2005), $70.0 million (announced on January 26, 2006 and to be repurchased before September 30, 2007) and $70.0 million (announced on July 20, 2006 and to be repurchased before June 30, 2008). Unless earlier terminated by the Board, the program will expire on June 30, 2008.  As of September 30, 2006, we had repurchased 8.5 million shares totaling $297.8 million. During the nine months ended September 30, 2006, we repurchased 1.9 million shares of our common stock totaling $94.3 million. At September 30, 2006, $77.2 million of shares may still be repurchased under the program.

11.  Segment Reporting

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), requires that we report certain financial information about our reportable operating segments as well as related disclosures about products and services, geographic areas and major customers. An operating segment is a component of an enterprise whose operating results are regularly reviewed by our chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer (“CEO”).

We offer clients financial products and services through four primary strategic business groups:  Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. Our Other Business Services group includes SVB Global, SVB Private Client Services and certain other business service units. For descriptive information about the products and services provided by each of our operating segments, please refer to our 2005 Annual Report on Form 10-K, “Part I. Item 1. Business — Business Overview” and “Footnote 22 — Segment Reporting”. Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, the internal profitability reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. The management reporting process measures the performance of operating segments based on our internal operating structure and is not necessarily comparable with similar information for other financial services companies.  In addition, changes in an individual client’s primary relationship designation have resulted, and may in the future result, in the inclusion of certain clients in different segments in different periods. We have reclassified certain prior-period amounts to conform to the current period’s presentation.

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS 131. As of September 30, 2006, of our operating segments, only Commercial Banking, SVB Capital and SVB Alliant were determined to be reportable segments. SVB Global and SVB Private Client Services did not meet the separate reporting thresholds and as a result, in the table below, have been aggregated in a column labeled “Other Business Services” for segment reporting purposes.  The Other Business Services column also reflects other business service units and those adjustments necessary to reconcile the results of operating segments based on our internal profitability reporting process to the consolidated financial statements prepared in conformity with GAAP.  Our CODM allocates resources to and assesses the performance of each operating segment using information about net interest income, noninterest income and noninterest expense, which are presented as components of segment operating profit or loss before income taxes. Net interest income is reported, net of funds transfer pricing (“FTP”). FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised and an earnings charge is made for funded loans. In addition, we evaluate assets based on average balances; therefore it is not possible to provide period-end asset balances for segment reporting purposes.

Our segment information at and for the three and nine months ended September 30, 2006 and 2005 are as follows:

(Dollars in thousands)	Commercial Banking	SVB Capital	SVB Alliant	Other Business Services	Total
Three months ended September 30, 2006
Net interest income	$71,710	$8,305	$209	$9,584	$89,808
Provision for (recovery of) loan losses (1)	950	(24)	—	1,841	2,767
Noninterest income (2)	25,037	3,066	1,932	933	30,968
Noninterest expense (3)	58,651	5,766	5,061	5,529	75,007
Minority interest in net loss of consolidated affiliates	—	—	—	919	919
Income (loss) before income tax expense (4)	37,147	5,629	(2,920)	4,065	43,921
Total average loans	2,488,741	78,603	—	408,693	2,976,037
Total average assets (5)	3,483,804	673,979	62,003	1,185,785	5,405,571
Total average deposits	3,010,288	631,258	—	192,394	3,833,940
Goodwill at September 30, 2006	$—	$—	$17,204	$4,039	$21,243

Three months ended September 30, 2005
Net interest income	$58,905	$5,850	$102	$12,867	$77,724
Provision for loan losses (1)	2,960	—	—	(1,533)	1,427
Noninterest income (2)	20,270	1,636	2,990	37	24,933
Noninterest expense (3)	43,457	4,853	4,359	9,314	61,983
Minority interest in net (income) of consolidated affiliates	—	—	—	(1,281)	(1,281)
Income (loss) before income tax expense (4)	32,757	2,633	(1,267)	3,843	37,966
Total average loans	2,077,113	42,908	—	330,130	2,450,151
Total average assets (5)	3,808,132	706,397	75,793	697,698	5,288,290
Total average deposits	3,357,501	667,109	—	193,306	4,217,916
Goodwill at September 30, 2005	$—	$—	$35,637	$—	$35,637

Nine months ended September 30, 2006
Net interest income	$204,256	$23,271	$488	$31,434	$259,449
Provision for (recovery of) loan losses (1)	3,057	(24)	—	1,862	4,895
Noninterest income (2)	70,424	11,559	7,142	6,222	95,347
Noninterest expense, excluding impairment of goodwill (3)	162,160	15,796	15,845	27,098	220,899
Impairment of goodwill	—	—	18,434	—	18,434
Minority interest in net (income) of consolidated affiliates	—	—	—	(5,139)	(5,139)
Income (loss) before income taxes (4)	109,464	19,057	(26,649)	3,557	105,429
Total average loans	2,339,497	72,140	—	379,629	2,791,266
Total average assets (5)	3,581,909	683,154	69,457	988,292	5,322,812
Total average deposits	$3,107,506	$641,126	$—	$203,944	$3,952,576

Nine months ended September 30, 2005
Net interest income	$164,043	$15,113	$225	$38,903	$218,284
(Recovery of) loan losses (1)	(194)	—	—	(1,379)	(1,573)
Noninterest income (expense) (2)	61,626	6,885	14,739	(2,559)	80,691
Noninterest expense (3)	130,519	14,272	15,765	28,567	189,123
Minority interest in net (income) of consolidated affiliates	—	—	—	(468)	(468)
Income (loss) before income tax expense (4)	95,344	7,726	(801)	8,688	110,957
Total average loans	1,931,969	68,196	—	292,717	2,292,882
Total average assets (5)	3,815,112	672,269	74,715	589,083	5,151,179
Total average deposits	$3,369,301	$632,384	$—	$174,709	$4,176,394

(1)                                 For segment reporting purposes, we report net charge-offs as the provision for or recovery of loan losses. Thus, the Other Business Services segment includes $1.8 million of net charge offs and $1.5 million of net recovery of loan losses for the three months ended September 30, 2006 and 2005, respectively and $1.9 million of net charge offs and $1.4 million of net recovery of loan losses for the nine months ended September 30, 2006 and 2005, respectively, which represents the difference between net charge-offs and the provision for loan losses.

(2)                                 The noninterest income presented in the Commercial Banking segment includes warrant income of $2.4 million and $3.2 million, for the three months ended September 30, 2006 and 2005, respectively, and $6.2 million and $10.4 million, for the nine months ended September 30, 2006 and 2005, respectively.

(3)                                 The Commercial Banking segment includes direct depreciation and amortization of $0.8 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively, and $2.4 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively. Due to the complexity of our cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments (totaling approximately $1.6 million and $1.2 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $4.2 million and $4.3 million for the nine months ended September 30, 2006 and 2005, respectively).

(4)                                 The internal reporting model used by our management to assess segment performance does not calculate tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

(5)                                  Total Average Assets for the Commercial Banking, SVB Capital, SVB Alliant and Other Business Services segments equals the greater of total loans or the sum of total deposits and total stockholders’ equity for each segment.

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

The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to clients, and accordingly, we use a credit evaluation process and collateral requirements similar to those for loan commitments. Our standby letters of credit are often cash-secured by our clients. The actual liquidity needs or the credit risk that we have experienced historically have been lower than the contractual amount of letters of credit issued because a significant number of these conditional commitments expire without being drawn upon.

The table below summarizes our standby letter of credits at September 30, 2006. The maximum potential amount of future payments represents the amount that could be remitted under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires within one year or less	Expires after one year	Total amount outstanding	Maximum amount of future payments
Financial standby	$581,167	$53,343	$634,510	$634,510
Commercial standby	5,845	—	5,845	5,845
Performance standby	14,723	9,772	24,495	24,495
Total	$601,735	$63,115	$664,850	$664,850

At September 30, 2006, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $2.5 million. At September 30, 2006, collateral available to us in the form of cash and investment securities to cover losses under financial and performance standby letters of credits was $297.3 million.

The Bank, as a financial provider, routinely guarantees, for some of our customers, credit cards that have been provided by an unaffiliated financial institution. We have recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by us. Certain of these amounts are secured by certificates of deposit and other assets, which we have rights to in the event of nonperformance by customers. The total amount of this guarantee was $70.8 million at September 30, 2006. It is not considered probable that material losses would be incurred by us as a result of these arrangements.

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

SVB Financial Group has a commitment under a revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. SVB Financial Group has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The line of credit bears an interest rate of prime plus one percent. During the nine months ended September 30, 2006, SVB Financial Group renewed the line of credit for an additional year until August 2007 and increased the commitment amount to $40.0 million.  The highest aggregate balance outstanding during the nine months ended September 30, 2006 was $30.0 million.

14. Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, or results of operations. Where appropriate, as we determine, reserves have been established in accordance with SFAS No. 5, “Accounting for Contingencies.”  The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect.

15. Subsequent Events

On May 24, 2001, Gateway Communications, Inc. (“Gateway”) filed a lawsuit in the United States Bankruptcy Court for the Southern District of Ohio (Western Division) naming the Bank as a defendant. Gateway (the debtor in the bankruptcy case) alleged that the Bank’s actions in connection with a loan resulted in Gateway’s bankruptcy, and sought $20 million in compensatory damages, punitive damages, interest and attorneys’ fees. On June 24, 2003, the Court dismissed four of the five counts in the complaint, including the claim for punitive damages, leaving one breach of contract claim.  The matter was settled in its entirety in October 2006 for an amount previously accrued for in our financial statements.

In October 2006, SVB Business Partners (Shanghai) Co., Ltd., a wholly-owned subsidiary of SVB Financial Group, entered an agreement with New Enterprise Associates (Beijing), Ltd., by which SVB Business Partners (Shanghai) Co., Ltd., will provide business consulting services to New Enterprise Associates (Beijing), Ltd. The agreement has a three-year term.  During the first year of the agreement New Enterprise Associates (Beijing), Ltd., will pay $99,250 to SVB Business Partners (Shanghai). New Enterprise Associates (Beijing), Ltd. is a wholly-owned subsidiary of NEA Management Company, LLC, a company in which Richard Kramlich is an owner.

The Bank has renewed a line of credit in the amount of $1,000,000 to Skalli Corporation (dba St. Supery Vineyards and Winery) in November 2006. Michaela Rodeno, one of our directors, is the Chief Executive Officer of St. Supery. The loan expires in October 2007, with interest payable monthly.  Additionally,  the Bank plans to extend to Skalli Corporation a line of credit in the amount of $40,000 for business credit cards and $550,000 in availability for automated clearing house transactions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations below contain forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of certain factors, including those discussed in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” and “Part II. Item IA. Risk Factors.”

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

Overview of Company Operations

SVB Financial Group is a bank holding company and financial holding company that was incorporated in the state of Delaware in March 1999. Our principal subsidiary, Silicon Valley Bank (the “Bank”), is a California state-chartered bank and a member of the Federal Reserve System. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400. Hereafter when we refer to “we”, “our” or “us”, we mean SVB Financial Group and all of its subsidiaries collectively, including the Bank. When we refer to “SVB Financial Group” or “the parent company,” we are referring only to the parent company, SVB Financial Group.

For more than 20 years, we have been dedicated to helping entrepreneurs succeed, specifically focusing on industries where we have deep knowledge and relationships. Our focus is on the technology, life science, private equity, and premium wine industries. Private equity includes our activities with private equity firms and funds. We continue to diversify our products and services to support our clients throughout their life cycles, regardless of age or size. We offer a range of financial services that generate three distinct sources of income: interest rate differentials, fee-based services and investments in private equity funds.

In part, our income is generated from interest rate differentials. The difference between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science, private equity, and premium wine industry sectors, and, to a lesser extent, from individuals served by our SVB Private Client Services group. We do not obtain deposits from conventional retail sources and have no brokered deposits. As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of warrants in certain client companies.

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

In addition, we seek to obtain returns through investments in private equity funds. As of September 30, 2006, we managed five limited partnerships: two private equity funds that invest directly in privately held companies and three funds that invest in other private equity funds.

Commercial Banking

We provide solutions to the needs of our commercial clients in the technology, life science, private equity and premium wine industries through our lending, deposit account and cash management, and global banking and trade products and services.

Through our lending products and services, we extend loans and other credit facilities to our commercial clients, most often secured by the assets of our clients. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable-based lines of credit, asset-based loans, real estate loans, vineyard development loans, and financing of affordable housing projects. We obtain warrants to purchase an equity position in a client’s stock in consideration for making loans to emerging growth companies or for providing other services.

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

We offer a variety of investment services and solutions to our Commercial Banking clients and others that enable companies to better manage their assets. The Bank’s Repurchase Agreement Program (“Repo”), which is targeted to those clients who seek interest income with minimal tolerance for loss of principal, offers the ability to enter into secure overnight investments. Through our broker-dealer subsidiary, SVB Securities, we offer money market mutual funds and fixed income securities. SVB Securities is registered with the SEC and a member of the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation (“SIPC”). Finally, through our registered investment advisory subsidiary, SVB Asset Management, we offer investment advisory services including outsourced treasury services, with customized cash portfolio management for corporations and industry-leading reporting.

SVB Capital

SVB Capital focuses on the business needs of our private equity clients, with whom we have established and maintain relationships domestically and internationally. Through this segment, we provide banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit, and cash management services to private equity clients.

SVB Capital makes investments in private equity firms and in companies in the niches we serve. The segment also currently manages five private equity funds that are consolidated into our financial statements: SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, and SVB Strategic Investors Fund III, LP, which are funds of funds that invest in other private equity funds; and Silicon Valley BancVentures, LP and SVB Capital Partners II, LP, which are direct equity funds that invest in privately-held technology and life sciences companies. This segment also includes investments in Gold Hill Venture Lending Partners 03, LP and its parallel funds (collectively known as Gold Hill Venture Lending Partners 03, LP), which provide secured debt, typically to emerging-growth clients in their earliest stages, and the Partners for Growth funds that primarily provide secured debt to higher-risk, middle-market clients in their later stages. We define “emerging-growth” clients as companies in the start-up or early stages of their life cycles. These companies tend to be privately-held and backed by private equity. They generally have few employees, have brought relatively few products or services to market, and have no or little revenue. By contrast, “middle-market” clients tend to be more mature; they may be publicly-traded and more established in the markets in which they participate, although not necessarily the leading players in their industries.

SVB Alliant

SVB Alliant, our investment banking subsidiary, principally provides merger and acquisition advisory services (“M&A”), private placement advisory services and fairness opinions. SVB Alliant is a broker-dealer registered with the SEC and a member of the NASD.

Other Business Services

The Other Business Services segment is principally comprised of SVB Private Client Services, SVB Global, SVB Analytics and other business service units that are not part of the Commercial Banking, SVB Capital or SVB Alliant segments. These business units do not meet the separate reporting thresholds as defined by SFAS 131 and as such, have been aggregated as Other Business Services for segment reporting purposes.  The Other Business Services segment also reflects those adjustments necessary to reconcile the results of operating segments based on our internal profitability reporting process to the interim unaudited consolidated financial statements prepared in conformity with GAAP.

SVB Private Client Services

Our SVB Private Client Services group provides a wide range of credit services to targeted high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also help our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. As a result of SVB Private Client Services group’s recent decision to focus on its core banking and credit products, we sold Woodside Asset Management during the quarter ended March 31, 2006. The sale did not have a material impact on our financial condition and results of operations.

SVB Global

SVB Global includes our foreign subsidiaries that facilitate our clients’ global expansion into major technology centers around the world.  SVB Global provides a variety of services, including consulting and business services, referrals, and knowledge sharing, and identifying business opportunities for us. SVB Global serves the needs of our non-U.S. clients with global banking products, including foreign exchange and global finance and access to our international banking network for in-country services abroad. SVB Global also supports our private equity and commercial banking clients with business services through subsidiaries in India, China and the United Kingdom.

SVB Analytics

A new business services unit, SVB Analytics, was formed during the second quarter of 2006.  SVB Analytics provides solutions to address the valuation needs of private emerging-growth technology and life sciences companies.  During the third quarter of 2006, SVB Analytics acquired a 65% ownership stake in eProsper. eProsper provides corporate equity administration services, including capitalization table data management to private companies.

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

Recent Accounting Pronouncements

In December of 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 123, “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”).  SFAS 123(R) requires us to measure all employee share-based compensation awards using a fair value based method, estimate award forfeitures, and record such expense in our consolidated statements of operations. SFAS 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported in the statement of cash flows as a financing cash flow, rather than as an operating cash flow.  SFAS 123(R) supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends SFAS No. 95, Statement of Cash Flows.  On January 1, 2006, we adopted SFAS 123(R) using the modified prospective method, one of the adoption methods permitted under SFAS 123(R). (See Note 4 in “Notes to Interim Consolidated Financial Statements” at Part I, Item 1.).

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). Hybrid financial instruments are financial instruments that contain an embedded derivative within a single instrument. SFAS 155 gives entities an option to elect to record hybrid financial instruments at fair value as one financial instrument. Prior to this amendment, hybrid financial instruments were required to be separated into two instruments, a derivative and host, and generally only the derivative was recorded at fair value. SFAS 155 requires that beneficial interests in securitized assets be evaluated for derivatives, either freestanding or embedded. On October 25, 2006, the FASB provided a scope exception for securitized interests that (1) only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and (2) the investor does not control the right to accelerate the settlement. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. Additionally, SFAS 155 provides a one-time opportunity to apply the fair value election to hybrid financial instruments existing at the date of implementation at fair value as one financial instrument, with any difference between the carrying amount of the existing hybrid financial instruments and the fair value of the single financial instrument being recorded as a cumulative-effect adjustment to beginning retained earnings. We are currently assessing the impact of SFAS 155 on our consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of SFAS 140” (“SFAS 156”). SFAS 156 clarifies when an entity should separately recognize servicing assets and servicing liabilities when it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured using either the amortization method as previously permitted under SFAS 140 or the fair value measurement method. Entities are permitted to make an election to subsequently re-measure classes of separately recognized servicing assets and liabilities. Once the fair value measurement method is elected for a class, the election should be applied prospectively to all new and existing separately recognized servicing assets and servicing liabilities within that class. The effect of re-measuring an existing class of separately recognized servicing assets and servicing liabilities at fair value would be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption.  SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued interim financial statements for that fiscal year. In the first quarter of 2006, we elected not to early adopt this Statement and, accordingly, will adopt it as of January 1, 2007. We are currently assessing the impact of SFAS 156 on our consolidated financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), to clarify the accounting for uncertain tax positions. FIN 48 prescribes that a two-step benefit recognition model be applied initially to recognize and measure the benefit amount of a tax position. The first step requires that a tax benefit be recognized only when the tax position is “more-likely-than-not” to be sustained based on the technical merits of the position. Assuming the first step is met, the second step requires that the benefit amount be measured at the largest amount that is at least “more-likely-than-not” likelihood to be the ultimate outcome based on a cumulative-probability approach. Tax positions that previously failed to meet the “more-likely-than-not” recognition threshold should be recognized in the period in which the threshold is subsequently met, the tax matter is resolved or the statute of limitations for examining the tax position has expired. FIN 48 requires that a previously recognized tax benefit be de-recognized in the period it becomes “more-likely-than-not” that the tax position would not be sustained on audit. The impact of applying FIN 48 should be recognized as a cumulative-effect adjustment to beginning retained earnings at the adoption date. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.

In September 2006, the SEC Staff Bulletin issued SAB 108 on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC Staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also describes the circumstances where it would be appropriate for a registrant to record a one-time cumulative effect adjustment to correct errors existing in prior years that previously had been considered immaterial as well as the required disclosures to investors. SAB 108 is effective for periods ending after November 15, 2006. We are currently assessing the impact of SAB 108 on our consolidated financial position and results of operations.

Results of Operations
Earnings Summary

We reported net income of $25.2 million for the three months ended September 30, 2006. This was $2.1 million, or 9.2%, higher than net income of $23.1 million for the three months ended September 30, 2005.  Net income totaled $61.0 million for the nine months ended September 30, 2006. This was $5.9 million, or 8.8%, lower than net income of $66.9 million for the nine months ended September 30, 2005.  Net income for the nine months ended September 30, 2006 includes a net of tax charge of $10.4 million related to an impairment of goodwill recorded during the second quarter of 2006.

The major components and changes of net income for the three and nine months ended September 30, 2006 and 2005 are summarized in the following table.

	Three Months			Nine Months
	Ended September 30,		%	Ended September 30,		%
(Dollars in thousands)	2006	2005	Change	2006	2005	Change

Net interest income	$89,808	$77,724	15.5%	$259,449	$218,284	18.9%
Provision for (recovery of) loan losses	2,767	1,427	93.9	4,895	(1,573)	(411.2)
Noninterest income	30,968	24,933	24.2	95,347	80,691	18.2
Noninterest expense	75,007	61,983	21.0	239,333	189,123	26.5
Minority interest in net (income) losses of consolidated affiliates	919	(1,281)	(171.7)	(5,139)	(468)	998.1
Income before income tax expense	43,921	37,966	15.7	105,429	110,957	(5.0)
Income tax expense	18,751	14,907	25.8	44,586	44,066	1.2
Cumulative effect of change in accounting principle, net of tax	—	—	—	192	—	—
Net income	$25,170	$23,059	9.2%	$61,035	$66,891	(8.8)%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Consolidated net income increased by $2.1 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

•     Net interest income increased by $12.1 million largely due to an increase in average loans, particularly commercial loans, and an improvement in yields generated from these loans. The increase in interest income from loans was partially offset by a decrease in interest income resulting from decreases in average balances of investment securities and by increases in interest expense resulting from increases in average balances and rates of short-term borrowings.  Short-term borrowings include federal funds purchased, Federal Home Loan Bank (“FHLB”) advances and securities sold under agreement to repurchase.

•     Noninterest income increased by $6.0 million due to increases in client investment fees and gains on derivative instruments, net, partially offset by a decline in corporate finance fees.

•     Noninterest expense increased by $13.0 million, which was largely attributable to increases in compensation expense and professional services expense, partially offset by a lower provision for unfunded credit commitments.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Consolidated net income decreased by $5.9 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

•      Net interest income increased by $41.2 million largely due to an increase in average loans, particularly commercial loans, and an improvement in yields generated from these loans, partially offset by a decrease in interest income resulting from decreases in average balances of investment securities and by increases in interest expense resulting from increases in average balances and rates of short-term borrowings.

•     Noninterest income increased by $14.7 million due to an increase in client investment fees, gains on investment securities, net, and gains on derivative instruments, net, partially offset by a decline in corporate finance fees.

•     Noninterest expense increased by $50.2 million, which was largely attributable to a pre-tax charge related to an impairment of goodwill as well as increases in compensation expense and professional services expense, partially offset by a reduction in the allowance for unfunded credit commitments.

•     Provision for loan losses increased by $6.5 million, minority interest in net income of consolidated affiliates increased by $4.7 million and income tax expense increased by $0.5 million.

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

The following tables set forth average assets, liabilities, minority interest, stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2006 and 2005, respectively.

Average Balances, Rates and Yields

Three Months Ended September 30, 2006 and 2005

	Three Months Ended September 30,
	2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investments (1)	$240,767	$3,161	5.21%	$258,485	$2,284	3.51%
Investment securities:
Taxable	1,518,983	17,720	4.63	1,953,767	21,636	4.39
Non-taxable (2)	66,620	1,134	6.75	80,624	1,342	6.60
Loans:
Commercial	2,497,698	69,277	11.00	2,055,765	51,335	9.91
Real estate construction and term	201,147	3,567	7.04	156,428	2,503	6.35
Consumer and other	277,192	5,842	8.36	237,958	3,987	6.65
Total loans, net of unearned income	2,976,037	78,686	10.49	2,450,151	57,825	9.36
Total interest-earning assets	4,802,407	100,701	8.32	4,743,027	83,087	6.95

Cash and due from banks	242,194			220,666
Allowance for loan losses	(39,088)			(36,923)
Goodwill	18,521			35,638
Other assets (3)	381,537			325,882
Total assets	$5,405,571			$5,288,290

Funding sources:
Interest-bearing liabilities:
NOW deposits	$33,660	$34	0.40	$32,973	$34	0.41
Regular money market deposits	191,418	398	0.82	372,678	739	0.79
Bonus money market deposits	551,071	1,146	0.83	882,815	1,906	0.86
Time deposits	322,310	620	0.76	288,256	463	0.64
Federal funds purchased, FHLB advances and securities sold under agreement to repurchase	523,352	7,200	5.46	88,099	802	3.61
Contingently convertible debt	148,090	232	0.62	147,286	238	0.64
Junior subordinated debentures	50,117	845	6.69	49,215	612	4.93
Other borrowings	837	21	9.95	11,699	100	3.39
Total interest-bearing liabilities	1,820,855	10,496	2.29	1,873,021	4,894	1.04
Portion of noninterest-bearing funding sources	2,981,552			2,870,006
Total funding sources	4,802,407	10,496	0.87	4,743,027	4,894	0.41

Noninterest-bearing funding sources:
Demand deposits	2,735,481			2,641,194
Other liabilities	117,911			132,096
Minority interest in capital of consolidated affiliates	151,496			101,590
Stockholders’ equity	579,828			540,389
Portion used to fund interest-earning assets	(2,981,552)			(2,870,006)
Total liabilities, minority interest and stockholders’ equity	$5,405,571			$5,288,290

Net interest income and margin		$90,205	7.45%		$78,193	6.54%

Total deposits	$3,833,940			$4,217,916

(1)           Includes average interest-bearing deposits in other financial institutions of $29.1 million and $19.5 million for the three months ended September 30, 2006 and 2005, respectively.

(2)           Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in 2006 and 2005. The tax equivalent adjustments were $0.4 million and $0.5 million for the three months ended September 30, 2006 and 2005, respectively.

(3)           Average equity investments of $155.6 million and $156.9 million for the three months ended September 30, 2006 and 2005, respectively, were classified as other assets as they were noninterest-yielding assets.

Average Balances, Rates and Yields

Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities (1)	$221,458	$7,731	4.67%	$340,982	$7,268	2.85%
Investment securities:
Taxable	1,668,553	57,714	4.62	1,910,521	63,316	4.43
Non-taxable (2)	70,646	3,602	6.82	86,257	4,372	6.78
Loans:
Commercial	2,346,110	189,879	10.82	1,899,308	138,518	9.75
Real estate construction and term	185,717	9,575	6.89	155,016	7,271	6.27
Consumer and other	259,439	15,599	8.04	238,558	10,798	6.05
Total loans, net of unearned income	2,791,266	215,053	10.30	2,292,882	156,587	9.13
Total interest-earning assets	4,751,923	284,100	7.99	4,630,642	231,543	6.69

Cash and due from banks	241,805			226,344
Allowance for loan and lease losses	(38,095)			(37,499)
Goodwill	29,802			35,638
Other assets (3)	337,377			296,054
Total assets	$5,322,812			$5,151,179

Funding sources:
Interest-bearing liabilities:
NOW deposits	$38,049	$117	0.41%	$34,026	$103	0.40%
Regular money market deposits	228,398	1,395	0.82	432,315	2,186	0.68
Bonus money market deposits	587,803	3,683	0.84	816,281	4,546	0.74
Time deposits	319,357	1,663	0.70	296,320	1,416	0.64
Federal funds purchased, FHLB advances and securities sold under agreement to repurchase	344,571	13,431	5.21	32,326	866	3.58
Contingently convertible debt	147,898	697	0.63	147,072	708	0.64
Junior subordinated debentures	49,935	2,362	6.32	49,231	1,650	4.48
Other borrowings	924	42	6.08	10,499	254	3.23
Total interest-bearing liabilities	1,716,935	23,390	1.82	1,818,070	11,729	0.86
Portion of noninterest-bearing funding sources	3,034,988			2,812,572
Total funding sources	4,751,923	23,390	0.65	4,630,642	11,729	0.34

Noninterest-bearing funding sources:
Demand deposits	2,778,969			2,597,452
Other liabilities	110,809			111,426
Minority interest in capital of consolidated affiliates	137,168			87,957
Stockholders’ equity	578,931			536,274
Portion used to fund interest-earning assets	(3,034,988)			(2,812,572)
Total liabilities, minority interest and stockholders’ equity	$5,322,812			$5,151,179

Net interest income and margin		$260,710	7.34%		$219,814	6.35%

Total deposits	$3,952,576			$4,176,394

(1)   Includes average interest-bearing deposits in other financial institutions of $29.7 million and $18.7 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)   Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0% in both 2006 and 2005.  The tax-equivalent adjustments were $1.3 million and $1.5 million for the nine months ended September 30, 2006 and 2005, respectively.

(3)   Average equity investments of $137.7 million and $154.6 million for the nine months ended September 30, 2006 and 2005, respectively, were classified as other assets as they were noninterest-yielding assets.

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

	2006 Compared to 2005			2006 Compared to 2005
	Three Months Ended September 30, Increase (Decrease) Due to Change in			Nine Months Ended September 30, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	$(166)	$1,043	$877	$(3,124)	$3,587	$463
Investment securities	(5,260)	1,137	(4,123)	(9,075)	2,703	(6,372)
Loans	13,368	7,493	20,861	36,780	21,686	58,466
Net increase in interest income	7,942	9,673	17,615	24,581	27,976	52,557

Interest expense:
NOW deposits	1	(1)	—-	12	1	13
Regular money market deposits	(375)	34	(341)	(1,181)	390	(791)
Bonus money market deposits	(692)	(68)	(760)	(1,382)	519	(863)
Time deposits	59	98	157	115	132	247
Federal funds purchased, FHLB advances and securities sold under agreement to repurchase	5,798	600	6,398	12,000	565	12,565
Contingently convertible debt	1	(7)	(6)	4	(15)	(11)
Junior subordinated debentures	11	221	232	24	688	712
Other borrowings	(151)	73	(78)	(335)	123	(212)
Net increase in interest expense	4,652	950	5,602	9,257	2,403	11,660

Increase in net interest income	$3,290	$8,723	$12,013	$15,324	$25,573	$40,897

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $90.2 million for the three months ended September 30, 2006, an increase of $12.0 million, or 15.3% from the comparable 2005 period. The increase in net interest income was the result of a $17.6 million increase in interest income, partially offset by a $5.6 million increase in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $17.6 million increase in interest income, on a fully taxable-equivalent basis, was partially due to a $7.9 million favorable volume variance. The favorable volume variance resulted from a $59.4 million, or 1.3%, increase in average interest-earning assets.

The increase in average interest-earning assets was primarily due to an increase in average loans, which increased $525.9 million or 21.5% from the comparable 2005 period. The increase in average loans resulted in a $13.4 million favorable volume variance. The volume variance was largely driven by growth in our commercial loan category, which represented $441.9 million of the increase in average loans. Specifically, we experienced significant growth during the three months ended September 30, 2006 in loans to our clients in the private equity, premium wine and private client services categories.  The increase in average loans reflects our increased focus on serving middle-market clients and new business generation.

Average investment securities decreased by $448.8 million, resulting in a $5.3 million unfavorable volume variance. The decreases in average federal funds sold, securities purchased under agreement to resell and other short-term investments and investment securities was a result of our shifting of funds to support the growth in our loan portfolio.

We estimated the duration of our total investment portfolio at September 30, 2006 to be 2.6 years, compared to 2.5 years at September 30, 2005.  The duration of the investment portfolio increased due primarily to increases in interest rates, which impacted the levels of expected prepayments on investments securities.

Interest Income - Changes in Market Interest Rates (Rate Variance)

Many elements of our interest-earning assets are interest rate sensitive.  As a result, we expect that any future increases or decreases in market interest rates will affect our earnings.

Rate variances for average interest-earning assets resulted in a $9.7 million increase in interest income. The yield on our aggregate average interest-earning assets increased 137 basis points, largely driven by higher yields generated by loans. The increase in yields on interest-earning assets was driven by recent increases in short-term market interest rates.

We realized a $7.5 million favorable rate variance associated with our loan portfolio, largely driven by higher yields from loans resulting from recent increases in our prime lending rate. Our average prime lending rate was 8.25% in the third quarter of 2006 compared to 6.41% in the third quarter of 2005. As of September 30, 2006, 65.67%, or $2.19 billion, of our total outstanding gross loans were variable rate loans that reset at a prescribed measurement date upon a change in our prime lending rate or other variable indices.

We realized a $1.1 million favorable rate variance associated with our investment securities.  This was primarily due to increases in interest rates and maturities of lower yielding securities and the full quarter effect of sales of lower yielding securities in the second quarter of 2006.

In addition, we realized a $1.0 million favorable rate variance associated with federal funds sold, securities under agreement to resell and other short-term investment securities.  Increases in short-term market interest rates were responsible for this favorable rate variance.

Interest Expense

Total interest expense for the three months ended September 30, 2006 increased by $5.6 million.  The average cost of funds during the three months ended September 30, 2006 was 0.87%, compared to 0.41% for the three months ended September 30, 2005.  The increase in interest expense and average cost of funds for the three months ended September 30, 2006, was due primarily to increases in levels and rates of short-term borrowings. The increases in short-term borrowings were primarily used to fund the growth in our loan portfolio.

During the three months ended September 30, 2006, the average balance of short-term borrowings was $523.4 million compared to $88.1 million for the three months ended September 30, 2005. The average interest rate for short-term borrowings during the three months ended September 30, 2006 was 5.46%, compared to 3.61% for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Interest Income

Net interest income, on a fully taxable-equivalent basis, totaled $261.0 million for the nine months ended September 30, 2006, an increase of $40.9 million, or 18.6% from the comparable 2005 period. The increase in net interest income was the result of a $52.6 million increase in interest income, partially offset by an $11.7 million increase in interest expense.

Interest Income - Net Increase in Interest-Earning Assets (Volume Variance)

The $52.6 million increase in interest income, on a fully taxable-equivalent basis, was partially due to a $24.6 million favorable volume variance. The favorable volume variance resulted from a $121.3 million, or 2.6% increase, in average interest-earning assets.

The increase in average interest earning assets was primarily due to an increase in loans, which increased $498.4 million resulting in a $36.8 million favorable volume variance. The volume variance was largely driven by growth in our commercial loan category, which represented $446.8 million of the increase. The increase in average loans reflects our increased focus on serving middle-market clients and new business generation. Our loan yield for the nine months ended September 30, 2006 and 2005 included $5.6 million and $4.8 million, respectively, from amortization of gross warrant loan fees.

Average federal funds sold, securities purchased under agreement to resell and other short-term investment securities for the nine months ended September 30, 2006 decreased $119.5 million, resulting in a $3.1 million unfavorable volume variance. Additionally, average investment securities decreased by $257.6 million, resulting in a $9.1 million unfavorable volume variance.  The decreases in average federal funds sold, securities purchased under agreement to resell and other short-term investments and investment securities was a result of our shifting of funds to support the growth in our loan portfolio.

Interest Income - Changes in Market Interest Rates (Rate Variance)

Favorable rate variances for average interest-earning assets resulted in a $28.0 million increase in interest income.  The yield on average interest-earning assets increased 130 basis points overall, largely driven by higher yields generated by loans. The increase in yields on interest-earning assets was primarily caused by increases in our prime lending rate, a shift from investment securities to higher yielding loan assets and increases in short-term market interest rates.

We realized a $21.7 million favorable rate variance associated with our loan portfolio, largely driven by higher loan yields primarily resulting from increases in our prime lending rate. On February 1, 2006, March 29, 2006, May 11, 2006 and June 30, 2006, we increased our prime lending rate, each time by 25 basis points, bringing our prime rate to 8.25%, in response to increases in short-term market interest rates. Our average prime lending rate increased to 7.85% in the first nine months of 2006 from 5.92% in the first nine months of 2005.

In addition, we realized a $3.6 million favorable rate variance associated with federal funds sold, securities under agreement to resell and other short-term investment securities. Increases in short-term market interest rates were responsible for this favorable rate variance.

The average yield on taxable investment securities for the nine months ended September 30, 2006 increased 19 basis points to 4.62% from 4.43% in the comparable prior year period, resulting in a $2.7 million favorable rate variance associated with our average investment securities. This was primarily due to increases in interest rates and maturities and sales of lower yielding securities.

Interest Expense

Total interest expense for the nine months ended September 30, 2006 increased by $11.7 million.  The average cost of funds during the nine months ended September 30, 2006 increased 31 basis points to 0.65% from 0.34% for the nine months ended September 30, 2005.  The increase in interest expense and average cost of funds for the nine months ended September 30, 2006, was due primarily to increases in levels and rates of short-term borrowings. The increases in short-term borrowings were primarily used to fund the growth in our loan portfolio.

During the nine months ended September 30, 2006 and 2005 the average balance of short-term borrowings was $344.6 million and $32.3 million, respectively, while the average interest rates during the periods were 5.21% and 3.58%, respectively.

Provision for (Recovery of) Loan Losses

The provision for (recovery of) loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans, and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans and loan commitments.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

We recorded a provision for loan losses of $2.8 million for the three months ended September 30, 2006, compared to a provision of $1.4 million for the comparable three-month period a year ago.

We incurred net loan charge-offs of $1.1 million for the three months ended September 30, 2006, compared to net loan charge-offs of $2.9 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

We recorded a provision for loan losses of $4.9 million for the nine months ended September 30, 2006, compared to a $1.6 million recovery of provision for loan losses for the comparable period a year ago.

We realized net charge-offs of $2.1 million for the nine months ended September 30, 2006 compared to $1.1 million of recoveries for the nine months ended September 30, 2005. Credit quality remained strong with nonperforming loans at 0.28% of total gross loans as of September 30, 2006.  See “Consolidated Financial Condition - Credit Quality and the Allowance for Loan Losses” for additional discussion.

Noninterest Income

Noninterest income was $31.0 million for the three months ended September 30, 2006. This was $6.1 million, or 24.2%, higher than noninterest income of $24.9 million for the three months ended September 30, 2005.  Noninterest income totaled $95.3 million for the nine months ended September 30, 2006. This was $14.6 million, or 18.2%, higher than noninterest income of $80.7 million for the nine months ended September 30, 2005.

The following table summarizes the components of noninterest income for the three and nine months ended September 30, 2006 and 2005, and the percent changes from period to period:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2006	2005	Change	2006	2005	Change

Client investment fees	$11,555	$8,700	32.8%	$32,164	$23,901	34.6%
Gains on derivative instruments, net	4,729	3,040	55.6	19,683	16,959	16.1
Letter of credit and standby letter of credit income	2,617	2,625	(0.3)	7,609	7,418	2.6
Deposit service charges	2,747	2,435	12.8	7,235	7,317	(1.1)
Corporate finance fees	1,999	2,990	(33.1)	7,212	14,739	(51.1)
Gains on investment securities, net	1,645	1,301	26.4	5,664	872	549.5
Other	5,676	3,842	47.7	15,780	9,485	66.4
Total noninterest income	$30,968	$24,933	24.2%	$95,347	$80,691	18.2%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Client investment fee income for the three months ended September 30, 2006 of $11.6 million was $2.9 million, or 32.8% higher, than $8.7 million for the three months ended September 30, 2005. The increased income in the three months ended September 30, 2006 as compared to September 30, 2005 was attributable to the growth in client investment funds, which resulted from increased cross-selling.

Gains on derivative instruments, net was $4.7 million for the three months ended September 30, 2006 compared to $3.0 million for the three months ended September 30, 2005.  The increase of $1.7 million was primarily due to favorable changes in the fair value of equity warrant assets and the fair value hedge agreement for our junior subordinated debentures.

Corporate finance fees for the three months ended September 30, 2006 was $2.0 million, compared to $3.0 million at September 30, 2005, a decrease of $1.0 million.  The decrease relates to recent changes in staffing at SVB Alliant.  SVB Alliant’s business is also highly variable, thus we expect significant changes in corporate finance fees from period to period.

Other income for the three months ended September 30, 2006 was $5.7 million, compared to $3.8 million at September 30, 2005, an increase of $1.9 million. The increase primarily relates to consulting and valuation service income, unused commitment fees and fund management fee income.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Client investment fee income for the nine months ended September 30, 2006 of $32.2 million was $8.3 million higher than $23.9 million for the nine months ended September 30, 2005. The increased income in the nine months ended September 30, 2006 as compared to September 30, 2005 was attributable to the growth in client investment funds, which resulted from increased cross-selling.

Gains on derivative instruments, net, was $19.7 million for the nine months ended September 30, 2006, compared to $17.0 million for the nine months ended September 30, 2005.  The increase of $2.7 million was primarily due to favorable changes in the fair value of equity warrant assets, which was partially offset by an unfavorable change in the fair value hedge agreement for our junior subordinated debentures.

Corporate finance fees for the nine months ended September 30, 2006 was $7.2 million, compared to $14.7 million at September 30, 2005, a decrease of $7.5 million. The decrease relates to changes in staffing at SVB Alliant that occurred earlier in 2006.

Other income for the nine months ended September 30, 2006 was $15.8 million, compared to $9.5 million at September 30, 2005, an increase of $6.3 million. The increase primarily relates to a net gain of foreign loan revaluations, unused commitment fees, credit card service fee income, consulting and valuation service income and FHLB stock dividend income.

Client Investment Funds

We offer a variety of investment products on which we earn fees. These products include sweep money market funds, money market mutual funds, overnight repurchase agreements and fixed income securities available through client-directed accounts, and fixed income management services offered through our investment advisory subsidiary. The following table summarizes client investment funds invested across those products as of September 30, 2006 and 2005.

(Dollars in millions)	At September 30, 2006	At September 30, 2005
Client investment funds:
Client directed investment assets (1)	$10,911	$8,419
Sweep money market funds	2,332	1,663
Client investment assets under management	4,455	3,740
Total client investment funds (2)	$17,698	$13,822

(1)           Mutual funds and Repurchase Agreement Program assets.

(2)           Client funds invested through SVB Financial Group are maintained at third party financial institutions.

Total client investment funds were $17.7 billion at September 30, 2006, compared to $13.8 billion at September 30, 2005, an increase of $3.9 billion, or 28.3%. As of September 30, 2006, assets managed by SVB Asset Management accounted for $4.5 billion, or 25.4% and assets held in the Repurchase Agreement Program were $2.3 billion, or 13.0% of the total client investment funds.

Gains on Derivative Instruments, Net

The following table summarizes the components of gains on derivative instruments, net, for the three and nine months ended September 30, 2006 and 2005, and the percent changes from period to period:

	Three Months Ended			Nine Months Ended
	September 30,		%	September 30,		%
(Dollars in thousands)	2006	2005	Change	2006	2005	Change

Foreign exchange forwards (1)	$5,386	$5,024	7.2%	$17,330	$14,188	22.2%
Foreign exchange forwards (2)	(22)	(138)	(84.1)	(1,075)	2,087	(151.5)
Total gains on foreign exchange forwards, net	5,364	4,886	9.8	16,255	16,275	(0.1)

Change in fair value of interest rate swap (3)	397	—	—	(4,060)	—	—

Equity warrant assets change in fair value:
Cancellations and expirations	(1,623)	(1,875)	(13.4)	(3,099)	(2,694)	15.0
Other changes in fair value	591	29	—	10,587	3,378	213.4
Total net (losses) gains on equity warrant assets (4)	(1,032)	(1,846)	(44.1)	7,488	684	994.7
Total gains on derivative instruments, net	$4,729	$3,040	55.6%	$19,683	$16,959	16.1%

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

(3)    Represents change in fair value hedge agreement for the three months ended September 30, 2006. For the nine months ended September 30, 2006, the amount is comprised of $3.3 million for the interest rate swap agreement prior to its designation as a fair value hedge and $0.8 million for the fair value hedge agreement.

(4)    Includes net gains (losses) on equity warrants assets held by consolidated investment affiliates.  Relevant amounts attributable to minority interests are reflected in the interim consolidated income statement under the caption “Minority Interest in Net (Income)/Losses of Consolidated Affiliates.”

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

Gains on Investment Securities, Net

The following table presents the components of gains and losses on investment securities, net, for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2006	2005	2006	2005
Gross gains on investment securities:
Available-for-sale securities, at fair value	$3,692	$173	$7,042	$173
Marketable equity securities (investment company accounting)	—	1,602	—	1,602
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	2,161	2,219	9,341	7,121
Other private equity investments	588	6	974	973
Other investments	—	—	1,170	—
Non-marketable securities (equity method accounting)	332	—	852	—
Non-marketable securities (cost method accounting):
Private equity fund investments	103	289	465	816
Other private equity investments	11	—	120	171
Total gross gains on investment securities	6,887	4,289	19,964	10,856
Gross losses on investment securities:
Available-for-sale securities, at fair value	—	—	(3,230)	(2,274)
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(3,438)	(1,450)	(7,294)	(2,903)
Other private equity investments	—	(479)	(475)	(530)
Other investments	(1,166)	(425)	(1,166)	(425)
Non-marketable securities (equity method accounting)	(157)	—	(918)	—
Non-marketable securities (cost method accounting):
Private equity fund investments	(481)	(634)	(1,172)	(3,379)
Other private equity investments	—	—	(45)	(473)
Total gross losses on investment securities	(5,242)	(2,988)	(14,300)	(9,984)
Gains on investment securities, net	$1,645	$1,301	$5,664	$872

Gains on investment securities, net, during the three months ended September 30, 2006 and 2005 were $1.6 million and $1.3 million, respectively, representing an increase of $0.3 million. The net gain on investment securities during the three months ended September 30, 2006 included a $3.7 million gain from the exercise of warrants partially offset by a $1.9 million net loss primarily related to a decline in the fair values of our private equity funds and debt investments. We expect continued variability in the performance of our equity securities and debt portfolios.

Gains on investment securities, net, during the nine months ended September 30, 2006 and 2005 were $5.7 million and $0.9 million, respectively, representing an increase of $4.8 million.  The net gain on investment securities during the nine months ended September 30, 2006 included a $7.0 million gain from the exercise of warrants and a $2.0 million net gain on private equity fund investments, partially offset by a loss of $3.2 million due to the sale of certain available for sale investments.  The net gain of $2.0 million on our private equity investments related to gains on distributions from private equity fund investments.  We expect continued variability in the performance of our equity securities and debt portfolios.

Noninterest Expense

Noninterest expense was $75.0 million for the three months ended September 30, 2006. This was $13.0 million, or 21.0%, higher than noninterest expense of $62.0 million for the three months ended September 30, 2005.  Noninterest expense totaled $239.3 million for the nine months ended September 30, 2006. This was $50.2 million, or 26.5%, higher than noninterest expense of $189.1 million for the nine months ended September 30, 2005.

The following table presents the components of noninterest expense for the three and nine months ended September 30, 2006 and 2005, and the percent changes from period to period:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
(Dollars in thousands)	2006	2005	Change	2006	2005	Change

Compensation and benefits	$45,505	$37,796	20.4%	$138,701	$122,344	13.4%
Professional services	11,363	6,336	79.3	29,792	17,059	74.6
Impairment of goodwill	—	—	—	18,434	—	—
Net occupancy	4,112	3,633	13.2	12,615	12,506	0.9
Furniture and equipment	3,899	3,278	18.9	11,274	9,297	21.3
Business development and travel	3,013	2,748	9.6	8,754	7,540	16.1
Correspondent bank fees	1,510	1,429	5.7	4,092	4,125	(0.8)
Data processing services	944	1,098	(14.0)	2,933	3,063	(4.2)
Telephone	1,040	894	16.3	2,827	2,844	(0.6)
(Reduction of) provision for unfunded credit commitments	458	1,508	(69.6)	(3,363)	330	—
Other	3,163	3,263	(3.1)	13,274	10,015	32.5
Total noninterest expense	$75,007	$61,983	21.0%	$239,333	$189,123	26.5%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

The increase in compensation and benefits expense of $7.7 million was primarily due to a $3.2 million increase in share-based compensation expense to $5.2 million for the three months ended September 30, 2006, compared to $2.0 million for the comparable prior year period. This increase reflects our adoption of SFAS 123(R) as of January 1, 2006, which includes recognizing expense for stock options granted and Employee Stock Purchase Plan shares. Compensation and benefits expense also increased due to temporary staffing fees and an increase in full-time equivalent employees from 1,030 at the end of September 30, 2005 to 1,120 at the end of September 30, 2006.

Professional services expense totaled $11.4 million for the three months ended September 30, 2006, an increase of $5.1 million as compared to $6.3 million for the three months ended September 30, 2005. The increase was primarily related to consulting costs incurred as part of ongoing efforts to enhance and maintain compliance with various regulations.

We recorded a provision of $0.5 million to the liability for unfunded credit commitments for the three months ended September 30, 2006, compared to a provision of $1.5 million for the three months ended September 30, 2005.  This provision is linked to the credit commitments outstanding at the balance sheet date as well as the credit quality of our unfunded loan commitments.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The increase in compensation and benefits expense of $16.4 million was primarily due to an $11.3 million increase in share-based compensation expense to $16.8 million for the nine months ended September 30, 2006, compared to $5.5 million for the comparable prior year period.  This increase reflects our adoption of SFAS 123(R) as of January 1, 2006, which includes recognizing expense for stock options granted and Employee Stock Purchase Plan shares. Compensation and benefits expense also increased due to temporary staffing fees and an increase in full-time equivalent employees.

Professional services expense totaled $29.8 million for the nine months ended September 30, 2006, an increase of $12.7 million as compared to $17.1 million for the nine months ended September 30, 2005. The increase was primarily related to consulting costs incurred as part of ongoing efforts to enhance and maintain compliance with various regulations.

In connection with our annual goodwill impairment assessment of SVB Alliant, our investment banking subsidiary, we recognized a non-cash, pre-tax charge of $18.4 million during the second quarter of 2006. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance due to recent changes in staffing and lowered expectations of future revenue streams.

Furniture and equipment expense totaled $11.3 million for the nine months ended September 30, 2006, an increase of $2.0 million as compared to $9.3 million for the nine months ended September 30, 2005.  The increase is primarily related to the opening of our new parallel operations facility in Salt Lake City, office relocations and information technology initiatives.

Business development and travel expense totaled $8.8 million for the nine months ended September 30, 2006, an increase of $1.3 million as compared to $7.5 million for the nine months ended September 30, 2005.  This increase is attributable to investment in business development by all of our business units.

We recorded a net reduction of $3.3 million to the liability for unfunded credit commitments for the nine months ended September 30, 2006 compared to a provision of $0.3 million for the nine months ended September 30, 2005.  This provision is linked to the credit commitments outstanding at the balance sheet date as well as the credit quality of our loan commitments.  The change in the provision during the nine months ended September 30, 2006 is primarily due to a refinement of the methodology related to a change in estimate of funding percentages used to estimate the liability for unfunded credit commitments.

During the nine months ended September 30, 2006, we recorded a $1.8 million charge in connection with the settlement of a litigation matter.

Minority Interest in Net Losses (Income) of Consolidated Affiliates

Minority interest in net losses (income) of consolidated affiliates was a net loss of $0.9 million for the three months ended September 30, 2006, compared to net income of $1.3 million for the three months ended September 30, 2005. Minority interest in net (income) losses of consolidated affiliates was net income of $5.1 million for the nine months ended September 30, 2006, compared to net income of $0.5 million for the nine months ended September 30, 2005.  The increase during the nine months ended September 30, 2006 is primarily due to gains on sales of investment securities, interest income and an increase in the value of warrant assets held by consolidated affiliates. In addition, total minority interest in capital of consolidated affiliates increased due to equity transactions, which included capital calls of $43.4 million by our consolidated affiliates, partially offset by distributions of $10.2 million and the increase in net income of consolidated affiliates.

Income Taxes

Our effective tax rate was 42.69% for the quarter ended September 30, 2006, compared with 39.26% for the third quarter ended September 30, 2005.  The higher tax rate was primarily attributable to an increase in tax payable related to the 2005 Federal tax return, the tax impact of the SFAS 123(R) expense for share-based payments and the lower impact of our federally tax-advantaged investments on the overall pre-tax income.

Our effective tax rate for the nine months ended September 30, 2006 was 42.29% compared to 39.71% for the nine months ended September 30, 2005.  The higher tax rate was primarily attributable to the tax impact of SFAS 123(R) for share-based payments on our overall pre-tax income.

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

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income, net of funds transfer pricing (“FTP”). FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised and an earnings charge is made for funded loans. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances and therefore, we are unable to provide period end asset balances for segment reporting purposes. The following is our segment information at and for the three and nine months ended September 30, 2006 and 2005.

Commercial Banking

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Income Before Income Tax Expense

Commercial Banking’s income before income tax expense for the third quarter ended September 30, 2006 of $37.1 million represented an increase of $4.3 million, or 13.1%, from $32.8 million for the same period a year ago. This increase was due to higher net revenues of $17.6 million and a lower provision for loan losses of $2.0 million, offset by higher noninterest expense of $15.2 million. The increase in net revenues was comprised of an increase in net interest income of $12.8 million and an increase of noninterest income of $4.7 million.

Net interest income of $71.7 million for the third quarter ended September 30, 2006 increased $12.8 million, or 21.7%, from $58.9 million for the same period a year ago. Higher loan volumes and interest rates drove this increase. Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

Noninterest income of $25.0 million for the third quarter ended September 30, 2006 increased $4.7 million, or 23.2%, from $20.3 million for the same period a year ago. The increase in noninterest income was primarily driven by an increase in client investment fees of $2.6 million, an increase in net gains on derivatives of $1.1 million and an increase in other noninterest income of $1.0 million. The increase in net gains on derivatives was related to the exercise of equity warrant assets of $0.3 million and an increase in gains on foreign exchange derivative income of $0.8 million.

Noninterest expense of $58.7 million for the third quarter ended September 30, 2006 increased $15.2 million, or 34.9%, from $43.5 million for the same period a year ago. Direct noninterest expense increased $4.5 million due primarily to compensation and benefits, professional services and operational losses.  Specifically, employee relocation increased $0.5 million, incentive compensation increased $0.3 million, agency fees increased $0.4 million, consulting fees increased $0.5 million, and a litigation settlement of $1.8 million incurred in the second quarter of 2006, was reclassified to the Commercial Banking segment in the third quarter of 2006. Noninterest expenses related to units supporting Commercial Bank activities were also allocated to Commercial Banking. Increases in share-based compensation and professional services related to the support units contributed to the increase in noninterest expense.

Financial Condition

Average deposits decreased $347.2 million, or 10.3%, primarily due to clients seeking higher returns on deposits as a result of recent increases in short-term market interest rates.

Average loans increased $411.6 million, or 19.8%, during the three months ended September 30, 2006, compared to the same period a year ago. The largest growth in loans was due to core commercial loans, which grew by $234.1 million, and asset-based lending, which grew by $171.4 million.  The increase in average loans reflects our focus on serving middle-market clients and new business generation.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Income Before Income Tax Expense

Commercial Banking’s income before income tax expense for the nine months ended September 30, 2006 of $109.5 million represented an increase of $14.2 million, or 14.9%, from $95.3 million for the same period a year ago. This increase was due to higher net revenues of $49.0 million, offset by higher noninterest expense of $31.7 million and an increase in the provision for loan losses of $3.3 million. The increase in net revenues was comprised of an increase net interest income of $40.2 million and an increase of noninterest income of $8.8 million.

Net interest income of $204.3 million for the nine months ended September 30, 2006 increased $40.3 million, or 24.6%, from $164.0 million for the same period a year ago. Higher loan volumes and interest rates drove this increase. Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

Noninterest income of $70.4 million for the nine months ended September 30, 2006 increased $8.8 million, or 14.3%, from $61.6 million for the same period a year ago. This increase in noninterest income was primarily driven by an increase in client investment fees of $7.4 million and an increase in other noninterest income of $2.6 million, partially offset by a decrease in net gains on derivatives of $0.6 million.

Noninterest expense of $162.2 million for the nine months ended September 30, 2006 increased $31.7 million, or 24.3%, from $130.5 million for the same period a year ago. Direct noninterest expense increased $6.9 million. The increase in direct noninterest expense was primarily driven by expense related to compensation and benefits, professional services, and furniture and equipment. Specifically, base compensation increased by $0.6 million, agency fees increased $0.7 million, incentive compensation increased $0.6 million, employee relocation increased $0.7 million, depreciation increased $1.0 million, and consulting fees increased $1.0 million. Noninterest expenses related to units supporting Commercial Banking activities were also allocated to Commercial Banking. Increases in share-based compensation, and professional services related to the support units contributed to the increase in noninterest expense.

Financial Condition

Average deposits decreased $261.8 million, or 7.8%, primarily due to clients seeking higher returns on deposits as a result of recent increases in short-term market interest rates.

Average loans increased $407.5 million, or 21.1%, during the nine months ended September 30, 2006, compared to the same period a year ago. The largest growth in loans was due to core commercial loans, which grew by $285.1 million, and asset-based lending, which grew by $124.8 million.  The increase in average loans reflects our focus on serving middle market clients and new business generation.

SVB Capital

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Income Before Income Tax Expense

SVB Capital’s income before income tax expense for the third quarter ended September 30, 2006 of $5.6 million represented an increase of $3.0 million, or 115.4%, from $2.6 million for the same period a year ago. This increase was due to higher net revenues of $3.9 million offset by an increase in noninterest expenses of $0.9 million. The increase in net revenues was comprised of an increase in net interest income of $2.4 million and an increase in noninterest income of $1.5 million.

Net interest income of $8.3 million for the third quarter ended September 30, 2006 increased $2.4 million, or 40.7%, from $5.9 million for the same period a year ago. Higher loan volumes and interest rates drove this increase. Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

Noninterest income of $3.1 million for the third quarter ended September 30, 2006 increased $1.5 million, or 93.8%, from $1.6 million for the same period a year ago. The increase was primarily a result of increased net gains on investments, net of minority interest, of $1.4 million.

Noninterest expense of $5.8 million for the third quarter ended September 30, 2006 increased $0.9 million, or 18.4%, from $4.9 million for the same period a year ago. Direct noninterest expense increased by $0.4 million. The increase in noninterest expense was primarily driven by compensation and benefits expense. Specifically, incentive compensation expense increased by $0.4 million. Noninterest expenses related to units supporting SVB Capital activities were also allocated to SVB Capital. Increases in share-based compensation, and professional services related to the support units contributed to the increase in noninterest expense.

Financial Condition

Average deposits decreased $35.8 million, or 5.4%, while average loans increased $35.7 million, or 83.2%, during the three months ended September 30, 2006, compared to the same period a year ago.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Income Before Income Tax Expense

SVB Capital’s income before income tax expense for the nine months ended September 30, 2006 of $19.1 million represented an increase of $11.4 million, or 148.1%, from $7.7 million for the same period a year ago. This increase was due to higher net revenues of $12.8 million offset by an increase in noninterest expense of $1.5 million. The increase in net revenues was comprised of an increase in net interest income of $8.2 million and an increase in noninterest income of $4.7 million.

Net interest income of $23.3 million for the nine months ended September 30, 2006 increased $8.2 million, or 54.3%, from $15.1 million for the same period a year ago. Higher loan volumes and interest rates drove this increase. Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

Noninterest income of $11.6 million for the nine months ended September 30, 2006 increased $4.7 million, or 68.1%, from $6.9 million for the same period a year ago. The increase was primarily a result of increased net gains on derivatives, net of minority interest, of $3.1 million, increased client investment fees of $0.8 million, and increased net gains on investments, net of minority interest of $0.7 million.

Noninterest expense of $15.8 million for the nine months ended September 30, 2006 increased $1.5 million, or 10.5%, from $14.3 million for the same period a year ago. Direct noninterest expense decreased by $0.4 million. The decrease in direct noninterest expense was primarily driven by expenses related to compensation and benefits. Specifically, share-based compensation decreased $0.7 million, base compensation decreased by $0.1 million, and employee relocation decreased $0.1 million. Noninterest expense related to units supporting SVB Capital’s activities were also allocated to SVB Capital. Increases in professional services related to the support units contributed to the increase in noninterest expense.

Financial Condition

Average deposits increased $8.7 million, or 1.4%, while average loans increased $3.9 million, or 5.8%, during the nine months ended September 30, 2006, compared to the same period a year ago.

SVB Alliant

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

(Loss) Before Income Tax Expense

SVB Alliant’s loss before income tax expense for the third quarter ended September 30, 2006 of $2.9 million represented an increase of $1.6 million, from a loss of $1.3 million for the same period a year ago. The increase in loss was the result of lower revenues of $1.0 million and higher noninterest expenses of $0.7 million.

Noninterest income of $1.9 million for the third quarter ended September 30, 2006 decreased $1.1 million, or 36.7%, from $3.0 million for the same period a year ago. The decrease was due to decreased corporate finance fees.

Noninterest expense of $5.1 million for the third quarter ended September 30, 2006 increased $0.7 million, or 15.9%, from $4.4 million for the same period a year ago. The increase in direct noninterest expense was primarily driven by compensation and benefits. Specifically, incentive compensation increased by $0.6 million.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

(Loss) Before Income Tax Expense

SVB Alliant’s loss before income tax expense for the nine months ended September 30, 2006 of $26.6 million represented an increase of $25.8 million, from a loss of $0.8 million for the same period a year ago. The increase in loss was the result of lower revenues of $7.3 million and higher noninterest expenses of $18.5 million.

Noninterest income of $7.1 million for the nine months ended September 30, 2006 decreased $7.6 million, or 51.7%, from $14.7 million for the same period a year ago. The decrease was due to decreased corporate finance fees.

Noninterest expense of $34.3 million for the nine months ended September 30, 2006 increased $18.5 million, or 117.1%, from $15.8 million for the same period a year ago. The increase was due to a pre-tax charge related to an impairment of goodwill of $18.4 million incurred during the second quarter of 2006. The impairment results from changes in the outlook for SVB Alliant’s future financial performance due to recent changes in staffing and lowered expectations of future revenue streams.

Other Business Services

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Interest Income

Net interest income of $9.6 million for the third quarter ended September 30, 2006 decreased $3.3 million, or 25.6%, from $12.9 million for the same period a year ago. The decrease in net interest income is primarily attributable to an increase in other borrowings expense of $6.5 million, which was partially offset by higher loan volumes for SVB Private Client Services and higher loan and deposit volumes for SVB Global along with higher interest rates.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Interest Income

Net interest income of $31.4 million for the nine months ended September 30, 2006 decreased $7.5 million, or 19.3%, from $38.9 million for the same period a year ago. The decrease in net interest income is primarily attributable to an increase in other borrowings expense of $13.1 million, which was partially offset by higher loan volumes for SVB Private Client Services and higher loan and deposit volumes for SVB Global along with higher interest rates.

Consolidated Financial Condition – SVB Financial Group and Subsidiaries

Total assets of $5.87 billion at September 30, 2006 increased $331.4 million from December 31, 2005. The increase of our total assets was primarily due to an increase in loans.

Federal Funds Sold, Securities Purchased Under Agreement to Resell and Other Short-Term Investments

Federal funds sold, securities purchased under agreement to resell and other short-term securities totaled $295.4      million at September 30, 2006, an increase of $119.7 million, or 68.1%, compared to the $175.7 million outstanding at December 31, 2005. The increase was due to higher short-term client cash flows at September 30, 2006.

Investment Securities

Investment securities totaled $1.73 billion at September 30, 2006, a decrease of $310.8 million, or 15.3% from $2.04 billion in December 31, 2005.  The decrease was due to maturities and paydowns of certain investment securities and sales of selected lower yielding investments.

Refer to our 2005 Form 10-K under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Part II. Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies—Investment Securities” for our accounting policies related to investment securities.

Loans

Loans, net of unearned income of $21.3 million at September 30, 2006, totaled $3.32 billion, an increase of $476.2 million from the balance at December 31, 2005.  The increase in loans reflects our focus on serving middle market clients and new business generation.

Our gross loans by industry niche as of September 30, 2006 and December 31, 2005 are as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Technology	$1,662,506	$1,417,838
Life science	301,188	266,786
Private equity	526,559	362,754
Winery	368,146	349,744
Other (1)	482,440	466,799
Total gross loans	$3,340,839	$2,863,921

(1)           At September 30, 2006, this balance was predominantly SVB Private Client Services’ loans. The balance also included real estate, media and religious niche loans, areas that we exited in 2002 but will continue to service until the loans are paid off.

Credit Quality and the Allowance for Loan Losses

For a description of the accounting policies related to the allowance for loan losses, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2005 Form 10-K.

We incurred $3.2 million in gross loan charge-offs and realized $2.1 million in gross loan recoveries during the three months ended September 30, 2006. Both gross loan charge-offs and recoveries for the third quarter ended September 30, 2006 were primarily from technology sector clients. We realized net charge-offs of $2.1 million for the nine months ended September 30, 2006, compared to $1.1 million of recoveries for the nine months ended September 30, 2005.

Nonperforming assets consist of well-secured loans that are past due 90 days or more but are still accruing interest, and loans on nonaccrual status. The table below sets forth certain relationships between nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Nonperforming Loans and Assets:
Loans past due 90 days or more	$—	$1,046
Nonaccrual loans	9,322	6,499
Total nonperforming loans	9,322	7,545
Other real estate owned	5,710	6,255
Total nonperforming assets	$15,032	$13,800

Nonperforming loans as a percentage of total gross loans	0.28%	0.26%
Nonperforming assets as a percentage of total assets	0.26%	0.25%

Allowance for loan losses	$39,549	$36,785
As a percentage of total gross loans	1.18%	1.28%
As a percentage of nonperforming loans	424.25%	487.54%

Allowance for unfunded credit commitments (1)	$13,751	$17,115

(1) The allowance for unfunded credit commitments is included as a component of Other Liabilities.

Fair Value Hedges and Derivatives

Derivatives are recorded as a component of other assets and liabilities and were comprised of the following as of September 30, 2006 and December 31, 2005:

(Dollars in thousands)	As of September 30, 2006	As of December 31, 2005	% Change
Assets (liabilities):
Interest rate swap	$(2,456)	$—	—
Equity warrant assets	32,420	27,802	16.61%
Foreign exchange forward and option contracts	(1,177)	766	(253.66)
Total	$28,787	$28,568	(0.77)%

Derivative instruments that we hold as part of our interest rate risk management include interest rate swaps and forward contracts. On October 30, 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in the fair value associated with the majority of our 7.0% fixed rate, junior subordinated debentures, which management evaluates for effectiveness using the statistical regression analysis approach for each reporting period.

The terms of the interest rate swap agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on the London Inter-Bank Offer Rate (LIBOR) plus a spread. The interest rate swap agreement provided a cash benefit of $30.0 thousand and $0.3 million during the three months ended September 30, 2006 and 2005, respectively, and a cash benefit of $0.3 million and $1.0 million during the nine months ended September 30, 2006 and 2005, respectively, which was recognized in the consolidated statements of income as a reduction in interest expense. The swap agreement largely mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. All components of the swap’s gain or loss are included in the assessment of hedge effectiveness. Changes in fair value of the fair value hedge agreement, which is primarily dependent on changes in market interest rates, are recognized in net income as a gain or loss on derivative instruments.  We recorded a non-cash increase in fair value of the fair value hedge agreement of $0.4 million for the three months ended September 30, 2006 and a non-cash decrease in fair value of $3.3 million for the interest rate swap agreement prior to its designation as a fair value hedge and $0.8 million for the fair value hedge agreement for the nine months ended September 30, 2006, which were reflected in gains on derivative instruments, net.

Equity warrant assets decreased by $5.2 million for the three months ended September 30, 2006. The decrease related to $6.6 million in exercised warrants and $1.6 million in terminated and expired warrants, offset by $2.4 million in new warrants and a $0.6 million non-cash increase in fair value of the equity warrant assets. Equity warrant assets increased by $4.6 million for the nine months ended September 30, 2006. The increase related to a $10.6 million non-cash increase in fair value and $6.5 million in new warrants, offset by $3.1 million in terminated and expired warrants and $9.4 million in exercised warrants. The non-cash change in fair value is attributable to changes in the underlying assumptions used to value the equity warrant assets including: changes in the risk-free interest rate, changes in the estimated underlying value of our client companies’ stock, changes in the volatility of share prices for comparable public companies, and changes in the expected life.

We enter into foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. To mitigate the risk of fluctuations in foreign currency exchange rates on these contracts, we enter into opposite way foreign exchange forward contracts and non-deliverable foreign exchange forward contracts with correspondent banks. These contracts are short-term in nature, typically expiring within one year. At September 30, 2006 and

December 31, 2005, the aggregate notional amounts of these contracts totaled $413.9 million and $432.7 million, respectively. The maximum credit exposure for counter-party nonperformance for foreign exchange forward contracts with both clients and correspondent banks amounted to $2.5 million at September 30, 2006 and $5.7 million at December 31, 2005. We have not experienced nonperformance by a counter-party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties to such foreign exchange forward contracts.

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the client’s need. To mitigate the risk of fluctuations in foreign currency exchange rates on these contracts, we enter into opposite way foreign currency option contracts with correspondent banks. These contracts typically expire in less than one year.  At September 30, 2006 and December 31, 2005, the aggregate notional amounts of these contracts totaled $41.2 million and $18.8 million, respectively. We have not experienced nonperformance by a counter-party and therefore have not incurred related losses. Further, we anticipate performance by all counter-parties.

Deposits

Deposits decreased by $278.3 million to $3.97 billion at September 30, 2006, compared to $4.25 billion at December 31, 2005. Deposits decreased primarily due to clients seeking higher returns on deposits as a result of recent increases in short-term market interest rates. Noninterest-bearing demand deposits as a percentage of total deposits was 74.4%, which increased slightly from December 31, 2005.

Borrowings

Borrowings increased by $536.5 million to $1.0 billion at September 30, 2006, compared to $475.3 million at December 31, 2005.  The increase relates primarily to an increase in securities sold under agreement to repurchase of $270.3 million, an increase of federal funds purchased of $125.0 million, and an increase in FHLB advances of $135.0 million.  The increases in short-term borrowings were primarily used to fund the growth in our loan portfolio.

Other Liabilities

Other liabilities at September 30, 2006 increased from December 31, 2005, primarily due to an increase in the volume of foreign exchange transactions executed, eligible Tax Credit Fund investments under the Community Reinvestment Act, and an accrual for settlement of litigation.

Minority Interest in Capital of Consolidated Affiliates

Minority interest in capital of consolidated affiliates increased by $37.2 million to $156.7 million at September 30, 2006, compared to $119.5 million at December 31, 2005.  The increase was primarily due to capital contributions from the investors of our consolidated affiliates.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that SVB Financial Group and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and the issuance of common stock.

Common Stock

During the third quarter of 2006, the Company repurchased 551,800 shares of its common stock at an aggregate cost of $25.0 million under the stock repurchase program, leaving $77.2 million remaining and authorized to be repurchased under the current program.  Repurchases of common stock during the nine months ended September 30, 2006 totaled $94.3 million and represented 1,944,415 shares.

From time to time, we may implement a non-discretionary trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, which we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

Stockholders’ Equity

Stockholders’ equity totaled $595.8 million at September 30, 2006, an increase of $26.5 million, or 4.7%, from $569.3 million at December 31, 2005. This increase was primarily the result of a reduction in unrealized losses on our available-for-sale investment securities and an increase in consolidated net income, partially offset by common stock repurchases. We have not paid a cash dividend on our common stock since 1992.  As of September 30, 2006, there were no plans for payment of dividends.  Additionally, we do not have any material commitments for capital expenditures as of September 30, 2006.

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

Both SVB Financial Group and Silicon Valley Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of September 30, 2006, and December 31, 2005. Capital ratios for SVB Financial Group are set forth below:

	September 30, 2006	December 31, 2005
SVB Financial Group:
Total risk-based capital ratio	13.64%	14.74%
Tier 1 risk-based capital ratio	12.06%	12.39%
Tier 1 leverage ratio	12.21%	12.08%

Related Party Transactions

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

SVB Financial Group has a commitment under a revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. SVB Financial Group has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The line of credit bears an interest rate of prime plus one percent. During the nine months ended September 30, 2006, SVB Financial Group renewed the line of credit for an additional year until August 2007 and increased the commitment amount to $40.0 million.  The highest aggregate balance outstanding during the nine months ended September 30, 2006 was $30.0 million.

In October 2006, SVB Business Partners (Shanghai) Co., Ltd., a wholly-owned subsidiary of SVB Financial Group, entered an agreement with New Enterprise Associates (Beijing), Ltd., by which SVB Business Partners (Shanghai) Co., Ltd., will provide business consulting services to New Enterprise Associates (Beijing), Ltd. The agreement has a three-year term.  During the first year of the agreement New Enterprise Associates (Beijing), Ltd., will pay $99,250 to SVB Business Partners (Shanghai). New Enterprise Associates (Beijing), Ltd. is a wholly-owned subsidiary of NEA Management Company, LLC, a company in which Richard Kramlich is an owner.

The Bank has renewed a line of credit in the amount of $1,000,000 to Skalli Corporation (dba St. Supery Vineyards and Winery) in November 2006. Michaela Rodeno, one of our directors, is the Chief Executive Officer of St. Supery. The loan expires in October 2007, with interest payable monthly.  Additionally,  the Bank plans to extend to Skalli Corporation a line of credit in the amount of $40,000 for business credit cards and $550,000 in availability for automated clearing house transactions.

Off-Balance Sheet Arrangements

Financial and Performance Standby Letters of Credit Guarantees

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

The table below summarizes our standby letter of credits at September 30, 2006. The maximum potential amount of future payments represents the amount that could be remitted under the standby letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands as of	Expires within one	Expires after	Total amount	Maximum amount
September 30, 2006)	year or less	one year	outstanding	of future payments

Financial standby	$581,167	$53,343	$634,510	$634,510
Commercial standby	5,845	—	5,845	5,845
Performance standby	14,723	9,772	24,495	24,495
Total	$601,735	$63,115	$664,850	$664,850

At September 30, 2006, the carrying amount of the liabilities related to financial and performance standby letters of credit was approximately $2.5 million. At September 30, 2006, cash and investment securities collateral available to us to reimburse losses under financial and performance standby letters of credits was $297.3 million.

Credit Card Guarantees

Additionally, the Bank, as a financial provider, routinely guarantees credit cards for some of our customers which have been provided by an unaffiliated financial institution. We have recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by us. Certain of these amounts are secured by certificates of deposit and other assets which we have rights to in the event of nonperformance by the customers. The total amount of this guarantee was $70.8 million at September 30, 2006. It is not considered probable that material losses would be incurred by us as a result of these arrangements.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity. We have increased our use of other sources of liquidity available to us, including federal funds purchased, FHLB advances, reverse repurchase agreements, and other short-term borrowing arrangements. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, federal funds sold, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of six months, and anticipated near-term cash flows from investments.

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20%. Silicon Valley Bank’s ratio of liquid assets to total deposits was 37.54% and 39.59% at September 30, 2006 and December 31, 2005, respectively, both well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities such as the percentage of liquid assets to volatile liabilities and our loan-to-deposit ratio.

Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended
(Dollars in thousands)	September 30, 2006	September 30, 2005

Net cash provided by operating activities	$77,625	$84,054
Net cash used for investing activities	(168,542)	(453,124)
Net cash provided by financing activities	229,320	160,543
Net increase (decrease) in cash equivalents	138,403	(208,527)
Cash and cash equivalents at the beginning of the year	462,098	627,218
Cash and cash equivalents at the end of the period	$600,501	$418,691

In analyzing our liquidity during the nine months ended September 30, 2006 and 2005, reference is made to our interim unaudited consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005; see “Item 1. Interim Unaudited Consolidated Financial Statements.” The statements of cash flows include separate categories for operating, investing, and financing activities.

Cash provided by operating activities was $77.6 million for the nine months ended September 30, 2006, compared to $84.1 million for the nine months ended September 30, 2005.  The source of funds during the nine months ended September 30, 2006 and 2005 were principally from net income.

For the nine months ended September 30, 2006, cash used for investing activities was $168.5 million as compared to $453.1 million for the nine months ended September 30, 2005.  During the nine months ended September 30, 2006, disbursements of loans to customers were a significant use of funds.  Purchases of available-for-sale securities and disbursements of loans to customers were significant uses of funds during the nine months ended September 2005.

Cash provided by financing activities was $229.3 million for the nine months ended September 30, 2006, compared to $160.5 million for the nine months ended September 30, 2005.  Short-term borrowings provided the primary sources of financing during the nine months ended September 30, 2006, which were offset by declines in deposits and common stock repurchases. During the nine months ended September 30, 2005, deposits and short-term borrowings provided the primary sources of financing, partially offset by common stock repurchases.

Cash and cash equivalents at September 30, 2006 were $600.5 million.

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

For further information see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2005 Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2005. As of September 30, 2006, there have been no significant changes to the interest rate risk information contained in our 2005 Form 10-K or to our policies in managing interest rate risk.

Market Value of Portfolio Equity (MVPE)

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as the market value of portfolio equity (MVPE). Another application measures the impact of market interest rate changes on our net interest income (NII).

The following table presents our MVPE and NII exposure at September 30, 2006 and December 31, 2005, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

	Estimated	Estimated Increase/ (Decrease) in MVPE		Estimated	Estimated Increase/ (Decrease) in NII
Change in interest rates (basis points)	MVPE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
September 30, 2006:
+200	$981,652	$(4,765)	(0.5)%	$413,525	$35,129	9.3%
+100	982,447	(3,970)	(0.4)	396,087	17,691	4.7
-	986,417	—	—	378,396	—	—
-100	975,367	(11,050)	(1.1)	354,731	(23,665)	(6.3)
-200	938,914	(47,503)	(4.8)	326,954	(51,442)	(13.6)

December 31, 2005:
+200	$1,136,407	$(12,792)	(1.1)%	$408,682	$41,236	11.2%
+100	1,143,348	(5,851)	(0.5)	388,086	20,640	5.6
-	1,149,199	—	—	367,446	—	—
-100	1,138,898	(10,301)	(0.9)	344,489	(21,957)	(6.2)
-200	1,093,921	(55,278)	(4.8)	312,746	(54,700)	(14.9)

The market value calculations supporting the results in the preceding table are based on the present value of estimated cash flows using both market interest rates provided by independent broker/dealers and other publicly available sources that we deem reliable. These calculations do not contemplate any changes that we could make to reduce our MVPE or NII exposure in response to a change in market interest rates.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain of our assets and liabilities may have similar maturity or re-pricing profiles, they may react to changes in market interest rates with different magnitudes. Also, actual prepayment rates on loans and investments could vary substantially from the assumptions utilized in the model to derive the results as presented in the preceding table. Further, a change in the shape of the forward yield curve could result in different MVPE and NII estimations from those presented herein. Accordingly, the results in the preceding table should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting MVPE and NII estimates are not intended to represent, and should not be construed to represent the underlying value.

Our MVPE and NII sensitivity at September 30, 2006 decreased from December 31, 2005, primarily due to increases in short-term borrowings while staying within our policy guidelines. These estimates are highly assumption-dependent and will change regularly as the Company’s asset-liability structure changes and as different interest rate environments evolve. We expect to continue to manage our interest rate risk actively utilizing on and off balance sheet strategies as appropriate.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006 pursuant to Exchange Act Rule 13a-{15b}. Based upon that evaluation and as a result of the material weaknesses described below that were first identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and have not yet been fully remediated, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006.

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

We cannot assure you that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. See Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk–Factors That May Affect Future Results.

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

On May 24, 2001, Gateway Communications, Inc. (Gateway) filed a lawsuit in the United States Bankruptcy Court for the Southern District of Ohio (Western Division) naming the Bank as a defendant. Gateway (the debtor in the bankruptcy case) alleged that the Bank’s actions in connection with a loan resulted in Gateway’s bankruptcy, and sought $20 million in compensatory damages, punitive damages, interest and attorneys’ fees. On June 24, 2003, the Court dismissed four of the five counts in the complaint, including the claim for punitive damages, leaving one breach of contract claim. The matter was settled in its entirety in October 2006 for an amount previously accrued for in our financial statements.

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

The risk factors set forth below are also set forth in our 2005 Form 10-K. We have updated several of the risk factors in this Form 10-Q to reflect the ongoing evolution of our business, including the risk factors dealing with our interest rate spread, our access to funds, our credit risks, our regulatory and compliance risks, our international operations, risks relating to general economic conditions and natural disasters, and our IT systems risks. In our Form 10-Q for the second quarter of 2006, we included two risk factors regarding historical stock option grant activities described under Operational Risks.

Credit Risks

If our clients fail to perform under their loans, our business, profitability, and financial condition could be adversely affected.

As a lender, one of the largest risk we face is the possibility that a significant number of our smaller client borrowers, or a smaller number of our larger client borrowers, will fail to pay their loans when due. If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition. We have established an evaluation process designed to determine the adequacy of the allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment. We cannot assure you that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability, or financial condition.

Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile, and we may need to make material provisions for loan losses in any period, which could reduce net income or increase net losses in that period.

Our loan portfolio has a credit profile different from that of most other banking companies. Many of our loans are made to companies in the early stages of development with negative cash flow and no established record of profitable operations. In many cases, repayment of the loan is dependent upon receipt of additional equity financing from venture capitalists or others. Collateral for many of the loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in our technology and life science industry sectors, a borrower’s financial position can deteriorate rapidly. We also make loans that are larger, relative to the revenues of the borrower, than those made by traditional small business lenders, so the impact of any single borrower default may be more significant to us. Additionally, we are increasing our lending to larger corporate technology clients, including some companies with greater levels of debt relative to their equity, and have increased the average size of our loans over time. These changes could affect the risk of borrower default and increase the impact on us of any single borrower default. For all of these reasons, our level of nonperforming loans and loan charge-offs can be volatile and can vary materially from period to period. Changes in our level of nonperforming loans may require us to make material provisions for loan losses in any period, which could reduce our net income or cause net losses in that period.

Market/Liquidity Risks

Our current level of interest rate spread may decline in the future. Any material reduction in our interest spread could have a material impact on our business and profitability.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund interest-earning assets and the interest rates and fees we receive on those assets.  We fund interest-earning assets using non-interest bearing deposits, interest-bearing deposits, and other borrowings, including overnight funds.  Our interest-earning assets include loans extended to our clients and securities held in our investment portfolio. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies.  Market interest rates have been rising in recent periods.  Because our deposits are less sensitive to interest rate increases than our loans, these increases have caused our interest rate spread to increase.  If interest rates decline, it likely will cause our interest rate spread to decline.  In addition, legislative changes could affect the manner in which we pay interest on deposits or other liabilities. For example, Congress has for many years debated repealing a law that prohibits banks from paying interest rates on checking accounts. If this law were to be repealed, we would be subject to competitive pressure to pay interest on our clients’ checking accounts, which would negatively affect our interest rate spread. In addition, our interest rate spread may be negatively impacted if we are unable to maintain and grow the level of low-cost deposits such as checking accounts to fund the growth in our loan portfolio and are therefore required to rely more on interest-bearing deposits and short or long-term debt. Finally, during 2006 we have funded our loan growth primarily through short term borrowings.  These funds carry meaningfully higher interest rate costs than our deposits.  A meaningful increase in the share of our loans that are funded through short term borrowings likely would cause our interest rate spread to decline.  Any material decline in our interest rate spread would have a material adverse effect on our business and profitability. Additionally, a portion of our loan fee income, a component of loan interest income, is predicated on the receipt of warrant assets. If we fail to continue to receive warrant assets our future interest margin may decline.

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

Warrant, private equity fund, and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity markets, which is uncertain.

We have historically obtained rights to acquire stock, in the form of equity warrants, in certain clients as part of negotiated credit facilities and for other services. In future periods we may not be able to ultimately realize gains from the sale of securities to third parties related to the exercise of warrants, or our realized gains may be materially less than the current level of fair value of derivative equity warrant assets and unrealized gains disclosed in this filing. We also have made investments in private equity funds as well as direct equity investments in companies. The timing and amount of income, if any, from the disposition of client warrants, private equity funds, and direct equity investments typically depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for initial public offerings, fluctuations in the market prices of the underlying common stock of these companies, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. In addition, our investments in private equity funds and direct equity investments could lose value or become worthless, which would reduce our net income. All of these factors are difficult to predict, particularly in the current economic environment. Additionally, due to the nature of investing in private equity venture-backed technology and life science companies, it is likely that additional investments within our existing portfolio will become impaired. However, we are not in a position to know at the present time which specific investments, if any, are likely to be impaired or the extent or timing of individual impairments. Therefore, we cannot predict future investment gains or losses with any degree of accuracy, and any gains or losses are likely to vary materially from period to period.

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

In recent periods, there have been several reports in the media questioning public company stock option practices, as well as a number of formal and informal regulatory investigations and other actions in connection with the historical stock option grant activities of certain companies.  Many of our client borrowers utilize stock options in their employee compensation programs and, as such, could be adversely affected by these developments.  Any increase in litigation, investigations or other regulatory actions which adversely affect companies that grant employee stock options, or that adversely affect the technology sector more generally, could adversely affect our client borrowers and potential client borrowers, and therefore could result in a material adverse impact on our results of operations.

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

If we fail to retain our key employees or recruit new employees, our growth and profitability could be adversely affected.

We rely on a substantial number of employees who have technical expertise in their subject matter area and/or a strong network of relationships with individuals and institutions in the markets we serve.  If we were to have less success in recruiting and retaining these employees than our competitors, our growth and profitability could be adversely affected. We believe that our employees frequently have opportunities for alternative employment with other organizations, including competing financial institutions and our clients.

Changes to our employee compensation structure could adversely affect our results of operations and cash flows, as well as our ability to attract, recruit, and retain certain key employees.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25, and requires us to record compensation expense for all employee share-based payments. The Company adopted SFAS No. 123(R) on January 1, 2006.  This expense has had and likely will continue to have a material impact on our results of operations going forward.

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

Our operations can be subject to natural disasters and other events beyond our control, such as earthquakes, fires, public health issues, power failures, telecommunication loss, terrorist attacks, and acts of war. Our corporate headquarters and a portion of our critical business offices are located in California near major earthquake faults. Such events of disaster, whether natural or manmade, could cause severe destruction or interruption to our operations.  Financial institutions, such as us, generally must resume operations promptly following any interruption.  If we were to suffer a disruption and were not able to resume operations within a period consistent with industry standards, our business could suffer serious harm. In addition, depending upon the nature and duration of the interruption we might be vulnerable to fraud or other losses or to a loss of client confidence.  In addition, our business continuity program, which we began phasing in during 2005, has not yet been completed. There is no assurance that our business continuity program can adequately mitigate the risks of such business interruptions.

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

In order to serve our target clients effectively, we have developed a comprehensive array of banking and other products and services.  In order to support these products and services, we have developed and purchased information technology and other systems and processes that are relatively more complex and costly than those used by other financial institutions of our size.  As our business continues to grow, we will have to continue to invest in these systems and processes.  These investments may affect our future profitability.  In addition, there can be no assurance that we will be able to effectively and timely improve our systems and processes to meet our business needs efficiently.  A failure to improve our systems and processes effectively and in a timely manner may adversely affect the rate of our future growth.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit, we may assume that a customer’s audited financial statements conform to accounting principles generally accepted in the United States (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively affected by relying on financial statements that do not comply with GAAP or that are materially misleading.

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

SVB Financial Group, including Silicon Valley Bank, is extensively regulated under federal and state laws governing financial institutions. These regulations are intended primarily for the protection of depositors, other clients of financial institutions, and the deposit insurance fund—not for the benefit of stockholders or security holders of these companies. Federal and state laws and regulations govern, limit or otherwise affect the activities in which we may engage, and may affect our ability to expand our business over time. In addition, a change in the applicable statutes, regulations, or regulatory policy could have a material effect on our business, including limiting the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial Group and Silicon Valley Bank to maintain certain minimum levels of capital, which may affect our ability to use our capital for other business purposes.

If we were to violate federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business and financial condition.

Federal and state banking regulators possess broad powers to take supervisory action or enforcement action with respect to financial institutions, including SVB Financial Group and Silicon Valley Bank. Other regulatory bodies, including the SEC, the National Association of Securities Dealers, Inc. (NASD) and state securities regulators, regulate broker-dealers, including our subsidiaries SVB Alliant and SVB Securities. Violations of the laws governing financial institutions and broker-dealers can result in revocation of necessary licenses or authorizations, the imposition of censures, civil money penalties or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. Supervisory actions can result in higher capital requirements, higher insurance premiums, and limitations on the activities of SVB Financial Group, including Silicon Valley Bank and its other subsidiaries. These supervisory actions could have a material adverse effect on our business, profitability and reputation. In addition, increased regulatory requirements, whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business and profitability.

SVB Financial Group, the Parent, relies on dividends from its subsidiaries for most of its revenue.

SVB Financial Group, the Parent, is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Parent’s common and preferred stock, should the Parent elect to pay dividends, and interest and principal on its debt. Various federal and/or state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to the Parent company. Also, the Parent’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Strategic/Reputation Risks

Our business reputation is important and any damage to it can have a material adverse effect on our business.

Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential clients and stockholders, the private equity community and the industries in which we serve. Any damage to our reputation, such as regulatory, supervisory or enforcement actions, downgrade of ratings, loss of customers, late filings of SEC reports and potential delisting actions, could have a material adverse effect on our business.

Adverse changes in domestic or global economic conditions, especially in the technology sector, could have a material adverse effect on our business, growth, and profitability.

If conditions deteriorate in the domestic or global economy, especially in the technology, life science, private equity, and premium wine industry niches, our business, growth, and profitability may be materially adversely affected. A global, U.S. or significant regional economic slowdown could harm us by adversely affecting our clients and prospective clients’ access to capital to fund their business, their ability to sustain and grow their businesses, the level of funds they have available to maintain deposits, their demand for loans, their ability to repay loans or otherwise.

Decreases in the amount of equity capital available to start-up and emerging-growth companies could adversely affect our business, profitability, and growth prospects.

Historically, our strategy has focused on providing banking products and services to emerging-growth companies receiving financial support from sophisticated investors, including venture capitalists, “angels,” and corporate investors. We derive a meaningful share of our deposits from these emerging growth companies and provide them with loans as well as other banking products and services.  In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive a second or third round of equity infusion from investors. If the amount of capital available to such companies decrease, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, which could have an adverse effect on our business, profitability and growth prospects.

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

A component of our strategy is to expand internationally on a limited basis. To date, we have opened offices in the UK, India and China. We plan to expand our operations in those locations and are exploring adding other locations. Our efforts to expand our business internationally carries with it certain risks, including risks arising from the allocation of management time and attention to these efforts and the uncertainty regarding our ability to generate revenues from foreign operations and to expand our international presence. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, differing technology standards or customer requirements, political and economic risks and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operation and financial condition. In addition, we face risks that our non-U.S. based employees may fail to comply with applicable laws and regulations, which could have a material adverse effect on us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

July 1, 2006 – July 31, 2006	$200,000	$45.08	200,000	$93,200,000
August 1, 2006 – August 31, 2006	250,000	45.16	250,000	81,800,000
September 1, 2006 - September 30, 2006	100,000	45.69	100,000	77,200,000
Total	$550,000	$45.23	550,000

(1)           We have in place a program authorizing the repurchase of up to a total of $305.0 million of our stock. The repurchase program was initially authorized by our Board of Directors and announced on May 7, 2003 for $160.0 million (with no expiration date), and was subsequently increased by $75.0 million (to be repurchased before September 30, 2006), $70.0 million (to be repurchased before June 30, 2007) and $70.0 million (to be repurchased before June 30, 2008) as announced on January 27, 2005, January 26, 2006, and July 20, 2006, respectively. Unless earlier terminated by the Board, the program will expire on June 30, 2008. As of September 30, 2006, we have repurchased $8.5 million shares totaling $297.8 million. At September 30, 2006, the dollar value of shares that may still be repurchased under this program was $77.2 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index to Exhibits at end of report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: November 9, 2006	/s/ JACK F. JENKINS-STARK
Jack F. Jenkins-Stark
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

SVB Financial Group

Form 10-Q

Index to Exhibits

Exhibit	Description

11	Earnings Per Share Computation - included in Note 3 of the Notes to Interim Consolidated Financial Statements

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002