Form 10-K
period 2006-12-31
SVB FINANCIAL GROUP
filed 2007-03-01
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

OR

☐                                 Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                to

Commission File Number: 000-15637

SVB FINANCIAL GROUP

(Exact name of registrant as specified in its charter)

Delaware	91-1962278
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3003 Tasman Drive, Santa Clara, California 95054-1191	http://www.svb.com
(Address of principal executive offices including zip code)	(Registrant’s URL)

Registrant’s telephone number, including area code: (408) 654-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market
Junior subordinated debentures issued by SVB Capital II and the guarantee with respect thereto	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $1,603,785,343

At January 31, 2007, 34,505,990 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2006	Part III

Forward-Looking Statements

This Annual Report on Form 10-K, including in particular “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, without limitation the following:

•       Projections of our revenues, income, earnings per share, noninterest costs, including professional service, compliance, compensation and other costs, cash flows, balance sheet, capital expenditures, capital structure or other financial items

•       Descriptions of strategic initiatives, plans or objectives of our management for future operations, including pending acquisitions

•       Forecasts of private equity funding levels

•       Forecasts of future interest rates

•       Forecasts of expected levels of provisions for loan losses, loan growth and client funds

•       Forecasts of future economic performance

•       Forecasts of future prevailing interest rates

•       Forecasts of future recoveries on investments

•       Descriptions of assumptions underlying or relating to any of the foregoing

In this Annual Report on Form 10-K, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see Item 1A—Risk Factors. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this discussion and analysis. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Annual Report on Form 10-K.

PART I.

ITEM 1.                BUSINESS

General

SVB Financial Group is a diversified financial services company, as well as a bank holding company and financial holding company. The company was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For over 20 years, we have been dedicated to helping entrepreneurs succeed, especially in the technology, life sciences, private equity and premium wine industries. We provide our clients with a diversity of products and services to support them throughout their life cycles, regardless of their size or stage of maturity.

We offer commercial banking products and services through our principal subsidiary, Silicon Valley Bank, (the “Bank”) which is a California state-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as investment banking, funds management, private equity investment and equity valuation services, through our other subsidiaries and divisions.

Our corporate headquarters are located at 3003 Tasman Drive, Santa Clara, California 95054 and our telephone number is 408.654.7400. We operate through 27 offices in the United States and three internationally in the United Kingdom, India and China.

When we refer to “SVB Financial Group,” the “Company,” or “we,” or use similar words, we intend to include SVB Financial Group and all of its subsidiaries collectively, including the Bank. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group.

Business Overview

For reporting purposes, SVB Financial Group has four operating segments in which we report our financial information:  Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. Financial information and results of operation for our operating segments are set forth in Note 23 to the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report on Form 10-K, and in Item 7, Management’s Discussion and Analysis and Results of Operations—Operating Segment Results.

Commercial Banking

We provide commercial banking services through the Bank and its subsidiaries. The Bank provides solutions to the financial needs of commercial clients through lending, deposit account and cash management, and global banking and trade products and services.

Through lending products and services, the Bank extends loans and other credit facilities to commercial clients. These loans are most often secured by clients’ assets. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable-based lines of credit, asset-based loans, real estate loans, vineyard development loans, and financing of affordable housing projects. The Bank obtains warrants to purchase equity positions in the stock of many of its emerging growth clients in consideration for making loans or providing other services.

The Bank’s deposit account and cash management products and services provide commercial clients with short- and long-term cash management solutions. Deposit account products and services include traditional deposit and checking accounts, certificates of deposit, and money market accounts. In connection with deposit accounts, the Bank also provides lockbox and merchant services that facilitate timely depositing of checks and other payments to clients’ accounts. Cash management products and services include wire transfer and Automated Clearing House (“ACH”) payment services to enable clients to transfer funds quickly from their deposit accounts. Additionally, the cash management services unit provides collection services, disbursement services, electronic funds transfers, and online banking through SVBeConnect.

The Bank’s global banking and trade products and services facilitate clients’ global finance and business needs. These products and services include foreign exchange services that allow commercial clients to manage their foreign currency risks through the purchase and sale of currencies on the global inter-bank market. To facilitate clients’ international trade, the Bank offers a variety of loans and credit facilities guaranteed by the Export-Import Bank of the United States. It also offers letters of credit, including export, import, and standby letters of credit, to enable clients to ship and receive goods globally.

The Bank offers a variety of investment services and solutions to its clients that enable companies to better manage their assets. The Bank’s Repurchase Agreement Program, which is targeted to those clients who seek interest income with minimal tolerance for loss of principal, offers the ability to enter into secure overnight investments that are fully collateralized. Through a broker-dealer subsidiary, SVB Securities, the Bank offers money market mutual funds and fixed-income securities. SVB Securities is registered with the Securities Exchange Commission (“SEC”) and is a member of the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation (“SIPC”). Finally, through a registered investment advisory subsidiary, SVB Asset Management, the Bank offers investment advisory services, including outsourced treasury services, with customized cash portfolio management and reporting.

Our commercial banking activities and business units are collectively referred to as SVB Silicon Valley Bank across all of the company’s marketing communication materials.

SVB Capital

SVB Capital is the private equity division of SVB Financial Group. This division focuses on the needs of private equity clients domestically and internationally. There are two principal lines of business under this segment: banking of private equity firms and funds management.

SVB Capital’s Private Equity Group manages relationships with private equity clients on behalf of the Company. This segment includes income generated by the banking services and financial solutions provided to private equity clients. These services and solutions include traditional deposit and checking accounts, loans, letters of credit, and cash management services.

Through managed and sponsored funds, SVB Capital also makes investments in private equity funds and companies in the niches we serve. SVB Capital currently and actively manages five private equity funds that are consolidated into our financial statements. Three of these are funds of funds that invest in other private equity funds: SVB Strategic Investors Fund, LP; SVB Strategic Investors Fund II, LP; and SVB Strategic Investors Fund III, LP. The other two are direct equity funds that invest in privately held technology and life sciences companies:  Silicon Valley BancVentures, LP and SVB Capital Partners II, LP. SVB Capital also includes investments in Gold Hill Venture Lending 03, LP and its parallel funds (collectively known as Gold Hill Venture Lending 03, LP), which provide secured debt, typically to emerging-growth clients in their earliest stages; and the Partners for Growth funds that primarily provide secured debt to higher-risk, middle-market clients in their later stages.

SVB Alliant

SVB Alliant principally provides merger and acquisition advisory services (“M&A”), private placement advisory services and fairness opinions. SVB Alliant is a broker-dealer registered with the SEC and is a member of the NASD. Additionally, this segment includes SVB Alliant Europe Limited, a subsidiary based in London, England, which provides investment advisory services to companies in Europe. SVB Alliant Europe Limited commenced full operations on May 2, 2006, when it received its license from the Financial Services Authority, an independent body that regulates the financial services industry in the United Kingdom.

Other Business Services

The Other Business Services segment is principally comprised of SVB Private Client Services, SVB Global, SVB Analytics and other business service units that are not part of the Commercial Banking, SVB Capital or SVB Alliant segments. These business units do not meet the separate reporting thresholds as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) and, as a result, have been aggregated as Other Business Services for segment reporting purposes. The Other Business Services segment also reflects those adjustments necessary to reconcile the results of operating segments based on our internal profitability reporting process to the interim unaudited consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

SVB Private Client Services

SVB Private Client Services is a Bank division that provides a wide range of credit services to targeted high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also help our private clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit.

SVB Global

SVB Global includes our foreign subsidiaries, which facilitate our clients’ global expansion into major technology centers around the world. SVB Global provides a variety of services, including consulting and business services, referrals, and knowledge sharing; and identifies business opportunities for the Company. SVB Global serves the needs of some of our non-U.S. clients with global banking products, including foreign exchange and global finance and access to our international banking network for in-country services abroad. SVB Global also supports our private equity and commercial banking clients with business services through subsidiaries in India, China and the United Kingdom.

SVB Analytics

During the second quarter of 2006, we commenced operations of SVB Analytics. This subsidiary provides equity valuation and equity management services to private companies. We offer equity management services, including capitalization data management, through eProsper, Inc., a company in which SVB Analytics holds a controlling ownership stake.

Income Sources

Our income is principally generated from two sources: interest rate differentials and fees for financial services.

We generate income from interest-rate differentials from our banking products. The difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, account for the major portion of our earnings. That income, referred to as net interest income, was $352.5 million in 2006, $299.3 million in 2005, and $229.5 million in 2004.

Our deposits are largely obtained from commercial clients within our technology, life sciences, private equity, and premium wine industry sectors, and, to a lesser extent, from individuals served by our Private Client Services group. We do not obtain deposits from conventional retail sources and have no brokered deposits.

We also generate income from fees from our financial services. We market our full range of financial services to all of our commercial clients. In addition to commercial banking and private client services, we offer fee-based services, including investment banking, brokerage and investment advisory services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model. As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrants in certain client companies. Our noninterest income was $141.2 million in 2006, $117.5 million in 2005 and $107.8 million in 2004.

Industry Niches

In each of the industry niches we serve, we provide services to meet the needs of our clients throughout their life cycles, from early stage through maturity.

Technology and Life Sciences

We serve a variety of clients in the technology and life sciences industries. A key component of our technology and life sciences business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We define “emerging-growth” clients as companies in the start-up or early stages of their life cycles. These companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market, and have little or no revenue. By contrast, we define “mature” clients as companies that tend to be more established; these companies may be publicly traded.

Our technology and life sciences clients generally fall into the following industries:

•     Hardware: Semiconductors, Communications, and Electronics

•     Software: Software and Services

•     Biotechnology

•     Drug Discovery

•     Medical Devices

•     Specialty Pharmaceuticals

Private Equity

Since our founding, we have cultivated strong relationships with venture capital firms worldwide, many of which are also clients. SVB Capital provides financial services to more than 500 venture capital firms in the United States, and to other private equity firms, facilitating deal flow to and from these private equity firms and participating in direct investments in their portfolio companies.

Premium Wine

Our Wine Division, which is part of the Bank, has become one of the leading providers of financial services to premium wine producers in the Western United States, with over 300 winery and vineyard clients. We focus on vineyards and wineries that produce grapes and wines of the highest quality.

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

Employees

As of December 31, 2006, we employed approximately 1,140 full-time equivalent employees.

Supervision and Regulation

General

Our bank and bank holding company operations are subject to extensive regulation by federal and state regulatory agencies intended to promote a safe and sound banking system that provides access to credit and protects the insurance fund and depositors. As a bank holding company and financial holding company, SVB Financial is subject to inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the Bank Holding Company Act of 1956 (“BHC Act”). The Bank, as a California-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Board, as well as the California Department of Financial Institutions (“DFI”). SVB Financial’s other nonbank subsidiaries are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies, such as the SEC and the NASD. SVB Financial, the Bank and their subsidiaries are required to file periodic reports with these regulators and provide any additional information that they may require. The following summary describes some of the more significant laws, regulations, and policies that affect our operations; it is not intended to be a complete listing of all laws that apply to us. Any change in the statutes, regulations, or policies that apply to our operations may have a material effect on our business.

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

Prior to becoming a financial holding company on November 14, 2000, SVB Financial was required under the BHC Act to seek the prior approval of the Federal Reserve Board before acquiring direct or indirect ownership or control of more than 5% of the outstanding shares of any class of voting securities, or substantially all of the assets, of any bank, bank holding company, or non-bank company. In addition, prior to becoming a financial holding company, SVB Financial was generally limited under the BHC Act to engaging, directly or indirectly, only in the business of banking or managing or controlling banks and other activities that were deemed by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

The Gramm-Leach-Bliley Act of 1999 (“GLB Act”) amended the BHC Act to permit a qualifying bank holding company, called a financial holding company, to engage in a broader range of activities than those traditionally permissible for bank holding companies. A financial holding company may affiliate with securities firms and conduct, or acquire companies that conduct, activities that are “financial in nature,” including insurance, securities underwriting and dealing and market-making, and merchant banking activities, as well as additional activities that the Federal Reserve Board determines (in the case of incidental activities, in conjunction with the U.S. Treasury Department) are incidental or complementary to financial activities, without the prior approval of the Federal Reserve Board. As a financial holding company, SVB Financial no longer requires the prior approval of the Federal Reserve Board to conduct, or to acquire ownership or control of entities engaged in, activities that are financial in nature or activities that are determined to be incidental or complementary to financial activities, although the requirement in the BHC Act for prior Federal Reserve Board approval for the acquisition by a bank holding company of more than 5% of any class of the voting shares of a bank or savings association (or the holding company of either) is still applicable. Additionally, under the merchant banking authority added by the GLB Act, SVB Financial may invest in companies that engage in activities that are not otherwise permissible, subject to certain limitations, including that SVB Financial makes the investment with the intention of limiting the investment in duration and does not manage the company on a day-to-day basis.

To qualify as a financial holding company, a bank holding company’s subsidiary depository institutions must be well capitalized (as discussed below in Regulatory Capital) and have at least “satisfactory” composite, managerial and Community Reinvestment Act of 1977 (“CRA”) examination ratings. A bank holding company that does not satisfy the criteria for financial holding company status is limited to activities that were permissible under the BHC Act prior to the enactment of the GLB Act. A financial holding company that does not continue to meet all of the requirements for financial holding company status will, depending upon which requirements it fails to meet, lose the ability to undertake new activities or acquisitions that are not generally permissible for bank holding companies and may not continue such activities.

SVB Financial is also treated as a bank holding company under the California Financial Code. As such, SVB Financial and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the DFI.

Regulatory Capital

The minimum risk-based capital guidelines that have been adopted by federal banking agencies for bank holding companies and banks are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and those recorded as off-balance sheet items. These off-balance sheet items include transactions such as commitments, letters of credit and recourse arrangements. Under these credit guidelines, dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are adjusted by one of several conversion factors and risk adjustment percentages. The Federal Reserve Board requires bank holding companies and state member banks to maintain a minimum ratio of qualifying total capital to risk-adjusted assets of eight percent, 10 percent to be considered “well-capitalized”.

Tier 1 capital must comprise at least half of total capital and may consist of items such as common stock, retained earnings, non-cumulative perpetual preferred stock, minority interests including trust preferred securities and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock, less most intangibles including goodwill. Additionally, trust preferred securities are limited to 25 percent of qualifying core capital elements. Regulatory minimums of Tier 1 capital are four percent, six percent to be considered “well-capitalized”. Tier 2 and Tier 3 comprise the remaining components of capital and may consist of other preferred stock, certain other instruments, subordinated debt subject to maturity restrictions, and the loan loss allowance.

The Federal Reserve Board also requires SVB Financial and the Bank to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the Tier 1 leverage ratio, of three percent, five percent to be considered “well-capitalized”. In addition to these requirements, the Federal Reserve Board may set individual minimum capital requirements for specific institutions at rates substantially above the minimum guidelines and ratios. Under certain circumstances, SVB Financial must file written notice with, and obtain approval from, the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Upon the issuance by the Financial Accounting Standards Board (“FASB”) in January 2003 of Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), in May 2003, the Federal Reserve Board announced in July 2003 that qualifying trust preferred securities will continue to be treated as Tier 1 capital until notice is given to the contrary.

SVB Financial is also subject to rules that govern the regulatory capital treatment of equity investments in non-financial companies made on or after March 13, 2000 and held under certain specified legal authorities by a bank or bank holding company. Under the rules, these equity investments will be subject to a separate capital charge that will reduce a bank holding company’s Tier 1 capital and, correspondingly, will remove these assets from being taken into consideration in establishing a bank holding company’s required capital ratios discussed above.

The rules provide for the following incremental Tier 1 capital charges: 8% of the adjusted carrying value of the portion of such aggregate investments that are up to 15% of Tier 1 capital; 12% of the adjusted carrying value of the portion of such aggregate investments that are between 15% and 25% of Tier 1 capital; and 25% of the adjusted carrying value of the portion of such aggregate investments that exceed 25% of Tier 1 capital. The rules normally do not apply to equity warrants acquired by a bank for making a loan or to equity securities that are acquired in satisfaction of a debt previously contracted and that are held and divested in accordance with applicable law. The Bank does not currently hold any such equity investments.

The federal banking agencies have also adopted a joint agency policy statement, which provides that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions. Financial institutions that have substantial amounts of their assets concentrated in high-risk loans or non-traditional banking activities and who fail to adequately manage these risks may be required to set aside capital in excess of the regulatory minimums.

The capital ratios of SVB Financial and the Bank, respectively, exceeded the well-capitalized requirements, as defined above, at December 31, 2006. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 21. Regulatory Matters for the capital ratios of SVB Financial and the Bank as of December 31, 2006.

Regulation of Silicon Valley Bank

The Bank is a California-chartered bank and a member of the Federal Reserve System. The Bank is subject to primary supervision, periodic examination and regulation by the DFI and the Federal Reserve Board. If, as a result of an examination of the Bank, the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California-chartered bank would result in a revocation of the Bank’s charter. The DFI has many of the same remedial powers. Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. Further, the Bank is required to maintain certain levels of capital. (See Regulatory Capital above.) The GLB Act changed the powers of national banks and their subsidiaries, and made similar changes in the powers of state bank subsidiaries. The GLB Act permits a national bank to underwrite, deal in, and purchase state and local revenue bonds. It also allows a subsidiary of a national bank to engage in financial activities that the bank can not, except for general insurance underwriting and real estate development and investment. In order for a subsidiary to engage in new financial activities, the national bank and its depository institution affiliates must be well-capitalized; have at least “satisfactory” general, managerial, and CRA examination ratings; and meet other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. Subsidiaries of state banks can exercise the same powers as national bank subsidiaries if they satisfy the same qualifying rules that apply to national banks. For state banks, such as the Bank, that are members of the Federal Reserve System, prior approval of the Federal Reserve Board is required before they can create a subsidiary to capitalize on the additional financial activities empowered by the GLB Act.

Restrictions on Dividends

The ability of SVB Financial and the Bank to pay cash dividends is governed by various applicable statutory and regulatory requirements. The Federal Reserve Board and the DFI have the authority to prohibit the Bank from engaging in activities that, in their opinion, constitute unsafe or unsound practices in conducting its business. Depending upon the financial condition of the Bank and other factors, the regulators could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. If the Bank fails to comply with its minimum capital requirements, its regulators could restrict its ability to pay dividends using prompt corrective action or other enforcement powers.

Transactions with Affiliates

Transactions between the Bank and its operating subsidiaries (including SVB Securities, Inc. and SVB Asset Management) and the Bank’s affiliates (including, but not limited to, SVB Financial Group; SVB Alliant; and SVB Alliant Europe Limited) are subject to restrictions imposed by federal and state law. These restrictions prevent SVB Financial and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral. All such loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of the Bank’s capital and surplus; and all such loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of the Bank’s capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate; the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower; and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. A company that is a direct or indirect subsidiary of the Bank would not be considered to be an “affiliate” of the Bank or its operating subsidiaries unless it fell into one of certain categories, such as a “financial subsidiary” authorized under the GLB Act. In addition, the Bank and its operating subsidiaries generally may not purchase a low-quality asset from an affiliate. Moreover, covered transactions and other specified transactions by the Bank and its operating subsidiaries with an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. The Bank and its operating subsidiaries generally may engage in transactions with affiliates only on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Safety and Soundness Guidelines

Banking regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (1) internal controls, information systems, and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest-rate exposure; (5) asset growth and asset quality; and (6) compensation, fees, and benefits. In addition, the banking regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

The Bank’s deposit accounts are insured by the Bank Insurance Fund (“BIF”), as administered by the Federal Deposit Insurance Corporation (“FDIC”), up to the maximum permitted by law. The FDIC may assess premiums to maintain a sufficient fund balance. The amount charged is based on the capital level of an institution and on a supervisory assessment based upon the results of examination findings by the institution’s primary federal regulator and other information deemed relevant by the FDIC to the institution’s financial condition and the risk posed to the BIF. As of December 31, 2006, the FDIC’s semi-annual assessment for the insurance of BIF deposits ranged from zero (0) to twenty seven (27) cents per $100 of insured deposits. The FDIC may increase or decrease the premium rate on a semi-annual basis. As of December 31, 2006, the Bank’s assessment rate was zero.

The Bank is also required to pay an annual assessment of approximately six (6) cents per $100 of insured deposits toward the retirement of U.S. government-issued financing corporation bonds.

Privacy

SVB Financial and the Bank are subject to various laws and regulations concerning the privacy of their customer information. The GLB Act imposed customer privacy requirements on any company engaged in financial activities, including protection of the security and confidentiality of customers’ non-public, personal information and disclosure of its privacy and information sharing policies. Additionally, the California Financial Information Privacy Act (“SB1”), which became effective on July 1, 2004 and applies to financial institutions doing business in the State of California, tightened existing federal restrictions on the sharing of consumers’ non-public personal information with affiliates and nonaffiliated third parties.

USA Patriot Act of 2001

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). IMLAFATA amended the Bank Secrecy Act (“BSA”) and adopted certain additional measures that established or increased already existing obligations of financial institutions, including the Bank, to identify their customers, monitor and report suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and, at the option of the Bank, share information with other financial institutions. The U.S. Secretary of the Treasury has adopted several regulations to implement these provisions. Pursuant to these regulations, the Bank is required to implement appropriate policies and procedures relating to anti-money laundering matters, including compliance with applicable regulations, suspicious activities, currency transaction reporting and customer due diligence. The Bank’s BSA compliance program is also subject to federal regulatory review.

Regulation of Certain Subsidiaries

SVB Alliant, a wholly-owned subsidiary of SVB Financial, and SVB Securities, a wholly-owned subsidiary of the Bank, are registered as broker-dealers with the SEC and members of the NASD and as such are subject to regulation by the SEC and the NASD. SVB Asset Management, a wholly-owned investment advisory subsidiary of the Bank, is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to its rules and regulations.

Our broker-dealer subsidiaries are subject to Rule 15c3-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, our broker-dealer subsidiaries are required to maintain the minimum net capital deemed necessary to meet broker-dealers’ continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of SVB Financial to withdraw capital from SVB Alliant and of the Bank to withdraw capital from SVB Securities.

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

ITEM 1A.        RISK FACTORS

Our business faces significant risks, including credit, market/liquidity, operational, legal/regulatory and strategic/reputation risks. The factors described below may not be the only risks we face and are not intended to serve as a comprehensive listing or be applicable only to the category of risk under which they are disclosed. The risks described below are generally applicable to more than one of the following categories of risks. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following factors actually occurs, our business, financial condition and/or results of operations could suffer.

Credit Risks

If our clients fail to perform under their loans, our business, profitability and financial condition could be adversely affected.

As a lender, one of the largest risks we face is the possibility that a significant number of our smaller client borrowers, or a smaller number of our larger client borrowers, will fail to pay their loans when due. If borrower defaults cause large losses, it could have a material adverse effect on our business, profitability and financial condition. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment. We cannot assure you that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability and financial condition.

Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile. We may need to make material provisions for loan losses in any period, which could reduce net income or increase net losses in that period.

Our loan portfolio has a credit profile different from that of most other banking companies. Many of our loans are made to companies in the early stages of development with negative cash flows and no established record of profitable operations. In many cases, repayment of the loan is dependent upon receipt of additional equity financing from venture capitalists or others. Collateral for many of our loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in our technology and life sciences industry sectors, a borrower’s financial position can deteriorate rapidly. Additionally, we are increasing our lending to larger corporate technology clients, including some companies with greater levels of debt relative to their equity, and have increased the average size of our loans over time. These changes could affect the risk of borrower default and increase the impact on us of any single borrower default. For all of these reasons, our level of nonperforming loans, loan charge-offs and additional allowance for loan losses can be volatile and can vary materially from period to period. Increases in our level of nonperforming loans may require us to increase our provision for loan losses in any period, which could reduce our net income or cause net losses in that period.

Market/Liquidity Risks

Our current level of interest rate spread may decline in the future. Any material reduction in our interest spread could have a material impact on our business, profitability and financial condition.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund interest-earning assets and the interest rates and fees we receive on those assets. We fund interest-earning assets using non-interest bearing deposits, interest-bearing deposits and other borrowings. Our interest-earning assets include loans extended to our clients and securities held in our investment portfolio.

Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. In the aggregate, our deposits are less sensitive to interest rate increases than our loans. As a result, recent increases in market interest rates have caused our interest rate spread to increase. However, if interest rates decline, it likely will cause our interest rate spread to decline.

In addition to general changes in the level of interest rates, increases in the interest rates we pay on amounts used to fund interest-earning assets or decreases in the interest rates we receive on our interest-earning assets could affect our interest rate spread. For example, in 2006 we funded our loan growth primarily through short-term borrowings. These funds carry meaningfully higher interest rate costs than our current deposit base. If we significantly increase the amount of our interest-earning assets that we fund through borrowings rather than deposits, our interest rate spread will likely decline. Similarly, if we significantly increase the amount of our interest-earning assets that we fund through interest-bearing deposits, or increase the rates we pay on those deposits, our interest rate spread likely would decline. Interest rates paid by us could be affected by competitive, legislative or other developments. For example, Congress has for many years debated repealing a law that prohibits banks from paying interest rates on checking accounts. If this law were to be repealed, we would be subject to competitive pressure to pay interest on our clients’ checking accounts, which would negatively affect our interest rate spread.

The interest rates we receive on our interest-earning assets could be affected by a variety of factors, including market interest rates as noted above, competition, a change over time in the mix of loans comprising our loan portfolio and the mix of loans and investment securities on our balance sheet. Additionally, a portion of our loan fee income, a component of loan interest income, is predicated on the receipt of warrant assets. If we fail to continue to receive warrant assets, our future interest rate spread may decline.

Our business is dependent upon access to funds on attractive terms. Consequently, a reduction in our credit ratings could adversely affect our business, profitability and financial condition.

We derive our net interest income through lending or investing capital on terms that provide returns in excess of our costs for obtaining that capital. As a result, our credit ratings are important to our business. A reduction in our credit ratings could adversely affect our liquidity and competitive position, increase our borrowing costs or increase the interest rates we pay on deposits. Further, our credit ratings and the terms upon which we have access to capital may be influenced by circumstances beyond our control, such as overall trends in the general market environment, perceptions about our creditworthiness or market conditions in the industries in which we focus.

Warrant, private equity fund and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity markets, which are uncertain and may vary materially by period.

We historically have obtained rights to acquire stock, in the form of equity warrants, in certain clients as part of negotiated credit facilities and for other services. We also have made investments in private equity funds as well as direct equity investments in companies. The timing and amount of income, if any, from the disposition of client warrants, securities obtained through the exercise of warrants, private equity funds and direct equity investments, as well as the fair market value of these rights and investments, typically depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for initial public offerings (“IPOs”), fluctuations in the market prices of the underlying common stock of these companies, levels of merger and acquisition activity and legal and contractual restrictions on our ability to sell securities and investments. In future periods, we may not be able to continue to obtain equity warrants to the same extent we historically have achieved, we may not realize gains from the exercise of warrants, the gains realized upon the sale of the securities obtained through the exercise of warrants and the gains realized upon the sale of our fund or direct equity investments may be materially less than the current fair value of such assets reflected in our financial statements, or the fair market value of some or all of these assets could decline. Each of these developments could have a material adverse effect on our profitability and financial condition. All of these factors are difficult to predict. Due to the nature of investing and holding warrants in private equity venture-backed technology and life science companies, it is likely that investments within our portfolio will become impaired. However, we are not in a position to know at the present time which specific investments, if any, are likely to become impaired or the extent or timing of individual impairments. Therefore, we cannot predict future investment gains or losses with any degree of accuracy, and any gains or losses are likely to vary materially from period to period.

Public equity offerings and mergers and acquisitions involving our clients can cause loans to be paid off early, which could adversely affect our business and profitability.

While an active market for public equity offerings and mergers and acquisitions generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment. Any significant reduction in our outstanding loans could have a material adverse effect on our business and profitability.

Operational Risks

If we fail to retain our key employees or recruit new employees, our growth and profitability could be adversely affected.

We rely on a substantial number of employees who have technical expertise in their subject matter area and a strong network of relationships with individuals and institutions in the markets we serve. If we were to have less success in recruiting and retaining these employees than our competitors, our growth and profitability could be adversely affected. We believe that our employees frequently have opportunities for alternative employment with other organizations, including competing financial institutions and our clients.

Changes to our employee compensation structure could adversely affect our results of operations and cash flows, as well as our ability to attract, recruit and retain certain key employees.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and requires us to record compensation expense for all employee share-based payments. We adopted SFAS No. 123(R) on January 1, 2006. This expense has had and likely will continue to have a material impact on our results of operations going forward.

In May 2006, in an effort to align our option grant rate to that of other financial institutions similar to us, we committed to restrict the total number of shares of our common stock issued under stock options, restricted stock awards, restricted stock unit awards, stock bonus awards and any other equity awards granted during a fiscal year as a percentage of the total number of shares outstanding on a prospective basis. We may in the future consider taking other actions to modify employee compensation structures, such as granting cash compensation or other forms of equity compensation. Our decision to reduce the number of option shares to be granted on a prospective basis, and any other future changes we may adopt in our employee compensation structures, could adversely affect our results of operations and cash flows, as well as our ability to attract, recruit and retain certain key employees.

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

Our operations can be subject to natural disasters and other events beyond our control, such as earthquakes, fires, public health issues, power failures, telecommunication loss, terrorist attacks and acts of war. Our corporate headquarters and a portion of our critical business offices are located in California near major earthquake faults. Such events of disaster, whether natural or manmade, could cause severe destruction or interruption to our operations. Financial institutions, such as us, generally must resume operations promptly following any interruption. If we were to suffer a disruption and were not able to resume operations within a period consistent with industry standards, our business could suffer serious harm. In addition, depending on the nature and duration of the interruption, we might be vulnerable to fraud or other losses or to a loss of client confidence. Our business continuity program, which we began implementing during 2005, has not yet been completed. There is no assurance that our business continuity program can adequately mitigate the risks of such business interruptions.

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business infrastructure, such as transaction processing, Internet connections and network access. Any disruption in services provided by these third parties, or any failure of these third parties to handle current or higher volumes of use, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Technological or financial difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption or discontinuation of services provided by that party.

We face risks associated with the ability of our information technology systems and our processes to support our operations and future growth effectively.

In order to serve our target clients effectively, we have developed a comprehensive array of banking and other products and services. In order to support these products and services, we have developed and purchased information technology and other systems and processes that are relatively more complex and costly than those used by other financial institutions of our size. As our business continues to grow, we will continue to invest in these systems and processes. These investments may affect our future profitability. In addition, there can be no assurance that we will be able to effectively and timely improve our systems and processes to meet our business needs efficiently. A failure of our information technology systems or processes to meet our current business needs, or a failure to improve these systems and processes effectively and in a timely manner to meet our future business needs, could adversely affect our operations, financial condition, results of operations and future growth.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit, we may assume that a customer’s audited financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively affected if we rely on financial statements or other information that do not comply with GAAP or that are materially misleading.

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

From time to time, FASB changes the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

If we identify material weaknesses in our internal control over financial reporting, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. This could have an adverse effect on our business, financial condition and results of operations, including our stock price, and could potentially subject us to litigation.

Legal/Regulatory Risks

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business.

SVB Financial Group, including the Bank, is extensively regulated under federal and state laws governing financial institutions. These regulations are intended primarily for the protection of depositors, other clients of financial institutions and the deposit insurance fund. Federal and state laws and regulations govern, limit or otherwise affect the activities in which we may engage and may affect our ability to expand our business over time. In addition, a change in the applicable statutes, regulations or regulatory policy could have a material effect on our business, including limiting the types of financial services and products we may offer or increasing the ability of nonbanks to offer competing financial services and products. These laws and regulations also require financial institutions, including SVB Financial and the Bank, to maintain certain minimum levels of capital, which may affect our ability to use our capital for other business purposes.

If we were to violate federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business and financial condition.

Federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, the NASD and state securities regulators, regulate broker-dealers, including our subsidiaries SVB Alliant and SVB Securities. Violations of the laws governing financial institutions and broker-dealers could result in the revocation of necessary licenses or authorizations, the imposition of censures, civil money penalties or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums and limitations on the activities of SVB Financial Group. These supervisory actions could have a material adverse effect on our business, financial condition, profitability and reputation. In addition, increased regulatory requirements, whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition and profitability.

SVB Financial relies on dividends from its subsidiaries for most of its revenue.

SVB Financial is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on SVB Financial’s common and preferred stock, should SVB Financial elect to pay dividends, and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to SVB Financial. Also, SVB Financial’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Strategic/Reputation Risks

Adverse changes in domestic or global economic conditions, especially in the technology sector, could have a material adverse effect on our business, growth and profitability.

If conditions deteriorate in the domestic or global economy, especially in the technology, life science, private equity and premium wine industry niches, our business, growth and profitability may be materially adversely affected. A global, U.S. or significant regional economic slowdown could harm us by adversely affecting our clients’ and prospective clients’ access to capital to fund their businesses, their ability to sustain and grow their businesses, the level of funds they have available to maintain deposits, their demand for loans, their ability to repay loans and otherwise.

Decreases in the amount of equity capital available to start-up and emerging-growth companies could adversely affect our business, growth and profitability.

Historically, our strategy has focused on providing banking products and services to emerging-growth companies receiving financial support from sophisticated investors, including venture capitalists, “angels,” and corporate investors. We derive a meaningful share of our deposits from these emerging growth companies and provide them with loans as well as other banking products and services. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive a second or third round of equity capital from investors. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, which could have an adverse effect on our business, profitability and growth prospects.

Among the factors that have affected and could in the future affect the amount of capital available to startup and emerging-growth companies are the receptivity of the capital markets IPOs or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments and general economic conditions in the technology and life science industries. Reduced capital markets valuations could reduce the amount of capital available to startup and emerging-growth companies, including companies within our technology and life science industry sectors.

We face competitive pressures that could adversely affect our business, growth and profitability.

Other banks and specialty and diversified financial services companies, many of which are larger than we are, offer lending, leasing, other financial products and advisory services to our client base. In addition, we compete with hedge funds and private equity funds, which currently have very significant amounts of capital available to invest and lend. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies, early stage growth companies or special industries such as wineries. In other cases, our competitors may offer a broader range of financial products to our clients. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and credit terms prevalent in that market, which could adversely affect our market share. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges, which could adversely affect our business, profitability, financial condition and future growth. Similarly, competitive pressures could adversely affect the business, profitability, financial condition and future growth of our non-banking services, including our access to capital and attractive investment opportunities for our funds business and our ability to secure attractive engagements in our investment banking business.

Our ability to maintain or increase our market share depends on our ability to meet the needs of existing and future clients.

Our success depends, in part, upon our ability to adapt our products and services to evolving industry standards and to meet the needs of existing and potential future clients. A failure to achieve market acceptance of any new products we introduce, a failure to introduce products that the market may demand, or the costs associated with developing, introducing and providing new products and services could have an adverse effect on our business, profitability and growth prospects.

We face risks in connection with our strategic undertakings.

If appropriate opportunities present themselves, we may engage in strategic activities, which could include acquisitions, joint ventures, partnerships, investments or other undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

In order to finance future strategic undertakings, we might obtain additional equity or debt financing. Such financing might not be available on terms favorable to us, or at all. If obtained, equity financing could be dilutive and the incurrence of debt and contingent liabilities could have a material adverse effect on our business, results of operations and financial condition.

Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, retaining key employees, achieving anticipated synergies and otherwise realizing the undertaking’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny.  If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations and growth prospects.  In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

We face risks associated with international operations.

One component of our strategy is to expand internationally. To date, we have opened offices in the United Kingdom, India and China. We plan to expand our operations in those locations and are exploring adding other locations. Our efforts to expand our business internationally carries with it certain risks, including risks arising from the allocation of management time and attention to these efforts and the uncertainty regarding our ability to generate revenues from foreign operations. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, differing technology standards or customer requirements, political and economic risks and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operation and financial condition. In addition, we face risks that our non-U.S. based employees may fail to comply with applicable laws and regulations, which could have a material adverse effect on us.

Our business reputation is important and any damage to it could have a material adverse effect on our business.

Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential clients and stockholders, the private equity community and the industries that we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, our conduct of our business or otherwise could have a material adverse effect on our business.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our corporate headquarters facility consists of three buildings and is located at 3003 Tasman Drive, Santa Clara, California. The total square footage of the premises leased under the current lease arrangement is approximately 213,625 square feet. The term of the lease will expire on September 30, 2014, unless terminated earlier.

We currently operate 27 regional offices in the United States and three offices outside the United States. We operate throughout the Silicon Valley with two offices in Santa Clara, an office in Menlo Park, and three offices in Palo Alto. Other regional offices in California include Irvine, Woodland Hills, San Diego, San Francisco, St. Helena, Santa Rosa, and Pleasanton. Office locations outside of California within the United States include: Tempe, Arizona; Boulder, Colorado; Atlanta, Georgia; Chicago, Illinois; Newton, Massachusetts; Minnetonka, Minnesota; New York, New York; Chapel Hill, North Carolina; Beaverton, Oregon; Randor, Pennsylvania; Austin, Texas; Dallas, Texas; Vienna, Virginia; and Kirkland, Washington. Our three foreign offices are located in: Shanghai, China; Bangalore, India; and London, England. All of our properties are occupied under leases, which expire at various dates through 2014, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

Our Commercial Banking operations principally operate out of our corporate headquarters in Santa Clara, and the lending teams operate out of the various regional offices. SVB Capital principally operates out of our office in Menlo Park, and SVB Alliant out of one of our offices in Palo Alto. Our other businesses, including SVB Global and SVB Private Client Services, principally operate out of our corporate headquarters in Santa Clara; SVB Analytics principally operates out of our office in San Francisco. Local subsidiaries of SVB Global operate out of our offices in Bangalore and Shanghai; SVB Global’s European subsidiary operates out of our London office, which it shares with SVB Alliant’s European subsidiary.

We also lease an administrative facility in Salt Lake City, Utah, which provides a parallel operating environment for critical bank systems and functions.

We believe that our properties are in good condition and suitable for the conduct of our business.

Item 3.                        Legal Proceedings

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, or results of operations. Where appropriate, as we determine, reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, or results of operation.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASD Automated Quotation (“NASDAQ”) Global Select Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ Global Select Market, for each full quarterly period over the years ended December 31, 2006 and 2005, were as follows:

	2006		2005
	Low	High	Low	High
Three Months Ended:
March 31	$45.70	$53.46	$41.10	$45.69
June 30	44.18	54.52	43.15	48.98
September 30	44.05	46.60	46.25	51.84
December 31	$43.91	$48.60	$46.35	$50.12

Holders

There were 901 registered holders of our stock as of January 31, 2007. Additionally, we believe there were approximately 7,828 beneficial holders of common stock whose shares are held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.

Dividends

We have not paid cash dividends on our common stock since 1992. Currently, we have no plans to pay cash dividends on our common stock. The Company’s Board of Directors may periodically evaluate the decision of paying cash dividends in the context of our performance, general economic conditions, and relevant tax and financial parameters. Our ability to pay cash dividends is limited by generally applicable corporate and banking laws and regulations. See Item 1. Business-Supervision and Regulation—Restrictions on Dividends, and Item 8. Consolidated Financial Statements and Supplementary Data—Note 21. Regulatory Matters for additional discussion on restrictions and limitations on the payment of dividends imposed on us by government regulations.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Stock Repurchases

The following table presents stock repurchases by month during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October	—	$—	—	$77,264,655
November	150,000	47.50	150,000	70,139,184
December	50,000	47.16	50,000	$67,781,111
Total	200,000	$47.42	200,000

(1)          During the year ended December 31, 2006, we repurchased 2.1 million shares of our common stock totaling $103.8 million. At December 31, 2006, $67.8 million of shares may still be repurchased under our stock repurchase program, which will expire on June 30, 2008.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following information is not deemed to be ‘‘soliciting material’’ or to be ‘‘filed’’ with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph compares, for the period from December 31, 2001 through December 31, 2006, the cumulative total stockholder return on the Common Stock of the Company with (i) the cumulative total return of the Standard and Poor’s 500 (“S&P 500”) Index, (ii) the cumulative total return of the Nasdaq Stock Market-U.S. index, and (iii) the cumulative total return of The Nasdaq Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*

Among SVB Financial Group, the S&P 500 Index,
the NASDAQ Stock Market-US Index, and the NASDAQ Bank Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends

Fiscal year ending December 31.

Copyright ©2006, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	December 31,
	2001	2002	2003	2004	2005	2006
SVB Financial Group	100.00	68.28	134.94	167.68	175.23	174.41
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
Nasdaq Stock Market—U.S.	100.00	71.97	107.18	117.07	120.50	137.02
Nasdaq Bank	100.00	59.14	89.11	103.85	130.57	166.05

Item 6.                        Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Annual Report on Form 10-K. Certain reclassifications have been made to our prior years’ results to conform to 2006 presentations. Such reclassifications had no effect on the consolidated results of operations or stockholders’ equity. Information for the years ended December 31, 2006, 2005 and 2004 is derived from audited financial statements presented separately herein, while information for the years ended December 31, 2003 and 2002 is derived from audited financial statements not presented separately within.

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2006	2005	2004	2003	2002
Income Statement Summary:
Net interest income	$352,457	$299,293	$229,477	$183,138	$191,777
Provision for (recovery of) loan losses	9,877	237	(10,289)	(9,892)	5,873
Noninterest income	141,206	117,495	107,774	81,393	71,916
Noninterest expense excluding impairment of goodwill	304,069	259,860	239,920	201,896	183,326
Impairment of goodwill	18,434	—	1,910	63,000	—
Minority interest in net (income)/losses of consolidated affiliates	(6,308)	(3,396)	(3,090)	7,689	7,767
Income before income tax expense	154,975	153,295	102,620	17,216	82,261
Income tax expense	65,782	60,758	38,754	4,174	27,761
Net income before cumulative effect of change in accounting principle	89,193	92,537	63,866	13,042	54,500
Cumulative effect of change in accounting principle, net of tax	192	—	—	—	—
Net income	$89,385	$92,537	$63,866	$13,042	$54,500
Common Share Summary:
Earnings per common share—basic before cumulative effect of change in accounting principle	$2.57	$2.64	$1.81	$0.36	$1.24
Earnings per common share—diluted before cumulative effect of change in accounting principle	2.37	2.40	1.70	0.35	1.21
Earnings per common share—basic	2.58	2.64	1.81	0.36	1.24
Earnings per common share—diluted	2.38	2.40	1.70	0.35	1.21
Book value per share	$18.27	$16.22	$15.07	$13.07	$14.83
Weighted average shares outstanding—basic	34,680,522	35,114,574	35,215,483	36,109,404	44,000,300
Weighted average shares outstanding—diluted	37,614,646	38,489,189	37,512,267	37,231,250	45,053,174
Year-End Balance Sheet Summary:
Investment securities	$1,692,343	$2,037,270	$2,054,202	$1,519,935	$1,147,868
Loans, net of unearned income	3,482,402	2,843,353	2,308,588	1,987,146	2,084,099
Goodwill	21,296	35,638	35,638	37,549	100,549
Total assets	6,081,452	5,541,715	5,145,679	4,468,410	4,212,031
Deposits	4,057,625	4,252,730	4,219,514	3,666,841	3,436,050
Short-term borrowings and other long-term debt	836,206	279,475	9,820	17,961	26,524
Contingently convertible debt	148,441	147,604	146,740	145,797	—
Junior subordinated debentures	51,355	48,228	49,470	49,118	—
Trust preferred securities(1)	—	—	—	—	39,472
Stockholders’ equity	$628,514	$569,301	$541,948	$457,953	$601,938
Average Balance Sheet Summary:
Investment securities	$1,684,178	$1,984,178	$1,753,920	$1,125,039	$1,055,447
Loans, net of unearned income	2,882,088	2,368,362	1,951,655	1,797,990	1,760,639
Goodwill	27,653	35,638	37,066	91,992	98,252
Total assets	5,387,435	5,189,777	4,772,909	4,056,468	3,895,870
Deposits	3,921,857	4,166,476	3,905,408	3,277,566	3,063,456
Short-term borrowings and other long-term debt	418,654	77,534	16,605	40,903	57,593
Contingently convertible debt	148,002	147,181	146,255	73,791	—
Junior subordinated debentures	50,223	49,309	49,366	23,823	—
Trust preferred securities(1)	—	—	—	19,193	38,267
Stockholders’ equity	$589,206	$541,426	$495,203	$504,632	$641,402
Capital Ratios:
Total risk-based capital ratio	13.95%	14.75%	16.09%	16.83%	16.31%
Tier 1 risk-based capital ratio	12.34	12.39	12.75	12.23	15.00
Tier 1 leverage ratio	12.46	11.64	11.17	10.62	14.15
Average stockholders’ equity to average assets	10.94%	10.43%	10.38%	12.44%	16.46%
Selected Financial Ratios:
Return on average assets	1.66%	1.78%	1.34%	0.32%	1.40%
Return on average stockholders’ equity	15.17	17.09	12.90	2.58	8.50
Net interest margin	7.38	6.46	5.39	5.16	5.64
Net (charge-offs) recoveries to average total loans	(0.14)	(0.04)	(0.10)	0.08	(0.25)
Nonperforming assets as a percentage of total assets	0.27	0.25	0.29	0.28	0.48
Allowance for loan losses as a percentage of total gross loans	1.22%	1.28%	1.62%	2.49%	2.78%

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004	2003	2002
Other Data:
Client investment funds:
Client directed investment assets	$11,221	$8,863	$7,208	$7,615	$7,642
Client investment assets under management	5,166	3,857	2,678	592	—
Sweep funds	2,573	2,247	1,351	1,139	853
Total client investment funds	$18,960	$14,967	$11,237	$9,346	$8,495

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

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of Financial Condition and Results of Operations below contain forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. See our cautionary language at the beginning of this Annual Report on Form 10-K. Actual results could differ materially because of various factors, including but not limited to those discussed in Item 1A. Risk Factors.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Annual Report on Form 10-K. Certain reclassifications have been made to our prior years’ results to conform to 2006 presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Overview of Company Operations

SVB Financial Group is a diversified financial services company, as well as a bank holding company and financial holding company. The company was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For over 20 years, we have been dedicated to helping entrepreneurs succeed, especially in the technology, life science, private equity and premium wine industries. We provide our clients with a diversity of products and services to support them throughout their life cycles, regardless of their size or stage of maturity.

We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California state-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as investment banking, funds management, private equity investment and equity valuation services, through our other subsidiaries and divisions.

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our consolidated financial statements, we make estimates and assumptions that can have a significant impact on the reported amounts of assets, liabilities, income, and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and we base these estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of management’s discussion and analysis.

Our critical accounting policies are described below. Our senior management has discussed the development, selection, and disclosure of these critical accounting policies with our Audit Committee of the Board of Directors.

Non-Marketable Securities

Non-marketable securities include investments in private equity funds, venture debt funds and direct equity investments in companies. At December 31, 2006, we had non-marketable securities totaling $246.9 million, compared to $186.6 million at December 31, 2005. Our accounting for investments in non-

marketable securities depends on several factors, including our level of ownership/control and the legal structure of our subsidiary making the investment. Based on these factors we account for our non-marketable securities using one of three different methods: (i) investment company fair value accounting; (ii) equity method accounting; or (iii) cost method accounting.

At December 31, 2006, our non-marketable securities carried under investment company fair value accounting totaled $174.8 million, compared to $133.3 million at December 31, 2005. These investments are carried at estimated fair value at each balance sheet date based primarily on financial information obtained as the general partner of the fund or obtained from the funds’ respective general partner. We utilize the most recent available financial information and valuations generally remain at cost until such time that there is significant evidence of a change in value based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. We consider our accounting policy for our non-marketable securities carried under investment company fair value to be critical as estimating the fair value of these investments requires management to make assumptions regarding future performance, financial condition, and relevant market conditions, along with other pertinent information. In addition, for our private equity fund investments, there is a time lag in our receipt of financial information from the investee’s general partner, which we use as the primary basis for valuation of these investments.

Our equity method non-marketable securities totaled $38.4 million at December 31, 2006, compared to $22.7 million at December 31, 2005. Under our equity method accounting, we recognize our proportionate share of the results of operations of each equity method investee in its results of operations.

Our cost method non-marketable securities totaled $33.7 million at December 31, 2006, compared to $30.6 million at December 31, 2005. Under our cost method accounting, we record investments at cost and recognize as income distributions or returns received from net accumulated earnings of the investee since the date of acquisition.

We consider our accounting policy for our non-marketable securities to be critical because the valuation of these investments is subject to management judgment. The inherent uncertainty in the process of valuing equity securities for which a ready market is unavailable may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future.

We review our equity and cost method securities at least quarterly for indicators of impairment, which requires significant judgment. The indicators that we use include an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. Investments identified as having an indicator of impairment are reviewed further to determine if the investment is other than temporarily impaired. We reduce the investment value when we consider declines in value to be other than temporary and we recognize the estimated loss as a loss on investment securities, which is a component of noninterest income.

Derivative Assets—Equity Warrant Assets for Shares of Privately- and Publicly-held Companies

At December 31, 2006, our equity warrant assets totaled $37.7 million, compared to $27.8 million at December 31, 2005. Equity warrant assets for shares of private and public companies are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income.

We account for equity warrant assets with net settlement terms in certain private and public client companies as derivatives. In general, equity warrant assets entitle us to buy a specific number of shares of stock at a specific price over a specific time period. Certain equity warrant assets contain contingent provisions, which adjust the underlying number of shares or strike price upon the occurrence of certain future events. Our warrant agreements contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). Because we can net settle our warrant agreements, our equity warrant assets qualify as derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).

The fair value of the equity warrant assets portfolio is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following material assumptions:

•       Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding.

•       Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on guidelines for publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. A total of ten such indices were used. The volatility assumption was based on the median volatility for an individual public company within an index for each quarter from January 1, 2003 to December 31, 2006, from which an average volatility was derived. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2006 was 42.1%, compared to 47.4% at December 31, 2005.

•       Actual data on cancellations, expirations and exercises of our equity warrant assets was utilized as the basis for determining the expected remaining life of the equity warrant assets in each financial reporting period. Equity warrant assets may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. This assumption reduced the reported value of the warrant portfolio by $12.4 million at December 31, 2006.

•       The risk-free interest rates were derived from the U.S. Treasury yield curve. The risk-free interest rate was calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.

•       Other adjustments were estimated based on management’s judgment about the general industry environment combined with specific information about the issuing company, when available.

The fair value of our equity warrant assets recorded on our balance sheets represents our best estimate of the fair value of these instruments within the framework of existing accounting standards and guidance provided by the SEC on fair value accounting. Changes in the above material assumptions will result in significantly different valuations. For example, the following table demonstrates the effect of changes in the risk-free interest rate and volatility assumptions:

Valuation of equity warrant assets held by SVB Financial Group active at December 31, 2006 is as follows (1):

	Volatility Factor
(Dollars in millions)	10% Lower	Current (42.1%)	10% Higher
Risk Free Interest Rate
Less 100 basis points	$31.5	$35.5	$39.5
Current rate (4.8%)	32.4	36.2	40.2
Plus 100 basis points	$33.2	$37.1	$40.9

(1)          The above table does not include equity warrant assets at December 31, 2006 held by Partners for Growth, which were valued at $1.5 million, based on 35.3% volatility and a 4.8% risk-free interest rate.

The timing and value realized from the disposition of equity warrant assets depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for IPOs, fluctuations in the market prices of the underlying common stock of these companies, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. All of these factors are difficult to predict. Due to the composition of our portfolio of equity warrant assets, it is likely that many of them will become impaired. However, we are not in a position to know at the present time which specific equity warrant assets are likely to be impaired or the extent or timing of individual impairments. Therefore, we cannot predict future gains or losses with any degree of accuracy, and any gains or losses could vary materially from period to period.

We consider accounting policies related to equity warrant assets to be critical as the valuation of these assets is complex and subject to a certain degree of management judgment. Management has the ability to select from several valuation methodologies and has alternative approaches in the calculation of material assumptions. The selection of an alternative valuation methodology or alternative approaches used to calculate material assumptions in the current methodology may cause our estimated values of these assets to differ significantly from the values recorded. Additionally, the inherent uncertainty in the process of valuing these assets for which a ready market is unavailable may cause our estimated values of these assets to differ significantly from the values that would have been derived had a ready market for the assets existed, and those differences could be material.

Allowance for Loan Losses

At December 31, 2006, our allowance for loan losses totaled $42.7 million, compared to $36.8 million at December 31, 2005. The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio at a balance sheet date.

We consider our accounting policy for the allowance for loan losses to be critical as estimation of the allowance involves material estimates by our management and is particularly susceptible to significant changes in the near term. Determining the allowance for loan losses requires us to make forecasts that are highly uncertain and require a high degree of judgment. Our loan loss reserve methodology is applied to our allowance for loan losses and we maintain the balances at levels that we believe to be adequate to absorb estimated probable losses inherent in our loan portfolios.

Our allowance for loan losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is imprecise. Our management applies a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating through an evaluation process, which includes consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by client industry sector and for individually impaired loans as determined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), and SFAS No. 5.

Our evaluation process is designed to determine the adequacy of the allowance for loan losses. We assess the risk of losses inherent in the loan portfolio on a quarterly basis by utilizing a historical loan loss migration model, which is a statistical model used to estimate an appropriate allowance for outstanding loan balances by calculating the likelihood of a loan becoming charged-off based on its credit risk rating using historical loan performance data from our portfolio. Loan loss factors for each risk-rating category and client industry sector are ultimately applied to the respective period-end client loan balances for each corresponding risk-rating category by client industry sector to provide an estimation of the allowance for loan losses.

We apply macro allocations to the results we obtained through our historical loan loss migration model to ascertain the total allowance for loan losses. These macro allocations are based upon management’s assessment of the risks that may lead to a future loan loss experience different from our historical loan loss experience. These risks are aggregated to become our macro allocation. Based on management’s prediction or estimate of changing risks in the lending environment, the macro allocation may vary significantly from period to period and includes, but is not limited to, consideration of the following factors:

•       Changes in lending policies and procedures, including underwriting standards and collections, and charge-off and recovery practices;

•       Changes in national and local economic business conditions, including the market and economic condition of our clients’ industry sectors;

•       Changes in the nature of our loan portfolio;

•       Changes in experience, ability, and depth of lending management and staff;

•       Changes in the trend of the volume and severity of past due and classified loans;

•       Changes in the trend of the volume of nonaccrual loans, troubled debt restructurings, and other loan modifications; and

•       Other factors as determined by management from time to time.

Finally, we compute several modified versions of the model, which provide additional assurance that the statistical results of the historical loan loss migration model are reasonable. A committee comprised of senior management evaluates the adequacy of the allowance for loan losses based on the results of our analysis.

Allowance for Unfunded Credit Commitments

We consider our accounting policy for the allowance for unfunded credit commitments to be critical as estimation of the allowance involves material estimates by our management and is particularly susceptible to significant changes in the near term. We record a liability for probable and estimatable losses associated with our unfunded loan commitments. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating.

We use the historical loan loss factors described under our Allowance for Loan Losses to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate the probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded commitments by credit risk-rating to derive the reserve for unfunded loan commitments. The allowance for unfunded credit commitments may also include certain macro allocations as deemed appropriate by management. Our allowance for unfunded credit commitments totaled $14.7 million and $17.1 million at December 31, 2006 and 2005 respectively, and is reflected in other liabilities on our balance sheet.

Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. At December 31, 2006, our consolidated balance sheet included $21.3 million of goodwill, which resulted from our acquisitions of SVB Alliant, our investment banking subsidiary, and eProsper, our equity ownership data management services company. Goodwill at December 31, 2005 totaled $35.6 million.

On an annual basis or as circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. We consider our accounting policy on goodwill to be critical because the valuation methodology for potential impairments is inherently complex and involves significant management judgment in the use of estimates and assumptions.

The impairment tests for goodwill are performed at the reporting unit level and require us to perform a two-step impairment test. First, we compare the aggregate fair value of our reporting unit to its carrying amount including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. We estimate the reporting unit’s implied fair value by using a discounted cash flow approach. These estimates involve many assumptions, including expected results of operations and assumed discount rates. These discount rates are based on standard industry practice, taking into account the expected equity risk premium, the size of the business and the probability of the reporting unit achieving its financial forecasts. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing goodwill down to the implied fair value.

Events that may indicate goodwill impairment include significant or adverse changes in the results of operations of the business, or in the economic or political climate, an adverse action or assessment by a regulator, unanticipated competition, and a more-likely-than-not expectation that a reporting unit will be sold or disposed of. As a result of our annual impairment test for SVB Alliant conducted in June 2006, we recognized a pre-tax impairment charge of $18.4 million due to changes in staffing in early 2006 and lowered expectations of future revenue streams.

Share-Based Compensation

At December 31, 2006 our share-based compensation expense totaled $21.3 million, compared to $7.1 million at December 31, 2005. In accordance with SFAS 123(R), we measure compensation expense for all employee share-based payment awards using a fair value based method, reduced by estimated award forfeitures and recording such expense in our consolidated statements of operations. We currently estimate the fair value of our employee share-based payments on the date of grant using the Black-Scholes option pricing model.

We consider our accounting policy for share-based compensation to be critical as determining the fair value of awards involves the use of significant estimates and assumptions. While fair value may be readily determinable for awards of stock, market quotes are not available for long-term, nontransferable stock options because these instruments are not traded. In addition, valuation models require the input of highly subjective assumptions, and the Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock options have characteristics significantly different from those of traded options, changes to the input assumptions can materially affect the fair value of our employee stock options.

The use of the Black-Scholes option pricing model requires a number of complex assumptions including expected volatility, expected term, risk-free interest rate and expected dividends. The most significant assumptions are our estimates of the expected volatility and the expected term of the award. The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Because there is an active market for options on our Common Stock, we have considered implied volatilities as well as our historical realized volatilities when developing an estimate of expected volatility. The expected term also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, lengthier option terms provide more opportunity to exploit market highs. However, employees are not required to wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, we are required to estimate the expected term of the option. When establishing an estimate of the expected term, we consider actual employee exercise behavior and post-vesting turnover rates, along with expected volatilities factors and risk-free interest rates. As required under the accounting rules, we review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods. Changes to the subjective input assumptions could materially affect the estimated fair value of our stock-based payments.

Income Taxes

Our income tax expense totaled $65.8 million and $60.8 million for the years ended December 31, 2006 and 2005, respectively.

We are subject to income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which we operate. We consider our accounting policy relating to income taxes to be critical as the determination of current and deferred income taxes is based on complex analyses of many factors including interpretation of federal, state and foreign income tax laws, the difference between tax and financial reporting bases of assets and liabilities (temporary differences), estimates of amounts due or owed, the timing of reversals of temporary differences and current financial accounting standards. Actual results could differ significantly from the estimates due to tax law interpretations used in determining the current and deferred income tax liabilities. Additionally, there can be no assurances that estimates and interpretations used in determining income tax liabilities may not be challenged by federal and state taxing authorities.

In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign. We evaluate our income tax contingencies in accordance with SFAS No. 5. We believe that our reserve for income tax liabilities, including related interest, is adequate in relation to the potential for additional tax assessments.

We are also subject to routine corporate tax audits by the various tax jurisdictions. Although we believe that our tax return positions are reasonable, we believe that certain positions could be challenged and may not be fully sustained on review by tax authorities. We review our reserves quarterly, and we may adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate, and to the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). Hybrid financial instruments are financial instruments that contain an embedded derivative within a single instrument. SFAS No. 155 gives entities an option to elect to record hybrid financial instruments at fair value as one financial instrument. Prior to this amendment, under certain conditions, hybrid financial instruments were required to be separated into two instruments, a derivative and host, and generally only the derivative was recorded at fair value. SFAS No. 155 requires that beneficial interests in securitized assets be evaluated for derivatives, either freestanding or embedded. In January 2007, the FASB provided a scope exception for securitized interests that (1) only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and (2) the investor does not control the right to accelerate the settlement. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. Additionally, SFAS No. 155 provides a one-time opportunity to apply the fair value election to hybrid financial instruments existing at the date of implementation at fair value as one financial instrument, with any difference between the carrying amount of the existing hybrid financial instruments and the fair value of the single financial instrument being recorded as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140 (“SFAS No. 156”). SFAS No. 156 clarifies when an entity should separately recognize servicing assets and servicing liabilities when it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured using either the amortization method as previously permitted under SFAS No. 140 or the fair value measurement method. Entities are permitted to make an election to subsequently re-measure classes of separately recognized servicing assets and liabilities. Once the fair value measurement method is elected for a class, the election should be applied prospectively to all new and existing separately recognized servicing assets and servicing liabilities within that class. The effect of re-measuring an existing class of separately recognized servicing assets and servicing liabilities at fair value would be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued interim financial statements for that fiscal year. In the first quarter of 2006, we elected not to early adopt this Statement and, accordingly, will adopt it as of January 1, 2007. We are currently assessing the impact of SFAS No. 156 on our consolidated financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), to clarify the accounting for uncertain tax positions. FIN 48 prescribes that a two-step benefit recognition model be applied initially to recognize and measure the benefit amount of a tax position. The first step requires that a tax benefit be recognized only when the tax position is “more-likely-than-not” to be sustained based on the technical merits of the position. Assuming the first step is met, the second step requires that the benefit amount be measured at the largest amount that has at least a “more-likely-than-not” likelihood of being the ultimate outcome based on a cumulative-probability approach. Tax positions that previously failed to meet the “more-likely-than-not” recognition threshold should be recognized in the period in which the threshold is subsequently met, the tax matter is resolved or the statute of limitations for examining the tax position has expired. FIN 48 requires that a previously recognized tax benefit be de-recognized in the period it becomes

“more-likely-than-not” that the tax position would not be sustained on audit. The FASB is currently engaged in a project to provide implementation guidance on FIN 48. While the effects of FIN 48 will depend somewhat upon this implementation guidance, we expect the transition effects of this standard to be modest with an immaterial impact on our opening balance of retained earnings at January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

Results of Operations

Net Interest Income and Margin (Fully Taxable-Equivalent Basis)

Net interest income is defined as the difference between interest earned primarily on loans, investment securities, securities purchased under agreement to resell and other short-term investment securities, and interest paid on funding sources. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable-equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 35.0%.

Net Interest Income (Fully Taxable-Equivalent Basis)

Net interest income of $354.1 million for 2006 increased by $52.8 million or 17.5 percent, from $301.3 million in 2005, which increased by $69.1 million or 29.8 percent, from $232.2 million in 2004. The increase in net interest income in 2006 was primarily due to a $79.7 million increase in income from our loan portfolio, partially offset by a $10.5 million decrease in interest income from our investment securities portfolio and an increase in interest expense of $18.0 million. The increase in net interest income in 2005 was primarily due to a $61.7 million increase in income from our loan portfolio and a $12.1 million increase in interest income from our investment securities portfolio, partially offset by an increase in interest expense of $5.8 million.

The increases in interest income from our loan portfolio in 2006 and 2005 are primarily related to growth in our loan portfolio as well as the effect of increases in our base prime lending rate during 2006 and 2005. Average loans outstanding during 2006 totaled $2.88 billion, compared to $2.37 billion during 2005 and $1.95 billion during 2004. The increase in average loans outstanding of $513.7 million during 2006 and $416.7 million during 2005 was driven by our commercial loan portfolio, which increased $450.1 million in 2006 and $355.5 million in 2005 as a result of our increased focus on serving middle-market clients and improvement in economic activity in the markets served by us. We increased our base prime lending rate four times in 2006 and eight times in 2005, each time by 25 basis points, in response to increases in short-term market interest rates. Our base prime lending rate was 8.25 percent as of December 31, 2006, compared to 7.25 percent in 2005 and 5.25 percent in 2004. Our average base prime lending rate increased to 7.95 percent in 2006 from 6.18 percent in 2005 and 4.34 percent in 2004. The average yield on our loan portfolio was 10.37 percent in 2006, compared to 9.26 percent in 2005 and 8.08 percent in 2004.

The decrease in interest income from our investment securities portfolio during 2006 reflects lower levels of investment securities due to scheduled maturities and prepayments as well as the sale of $119.1 million of certain available-for-sale investment securities during the second quarter of 2006. Average investment securities decreased by $300.0 million from $1.98 billion in 2005 to $1.68 billion in 2006 as a result of our use of portfolio cash flows to support the growth of our loan portfolio.

The increase in interest income from our investment securities portfolio during 2005 reflects higher levels of investment securities, as well as a change in the composition of our investment portfolio. Average investment securities increased by $230.3 million during 2005. During 2005, we adjusted the composition of a portion of the investment portfolio to a slightly higher concentration of higher-yielding, mortgage-backed securities and collateralized mortgage obligations.

The increase in interest expense during 2006 is primarily related to increases in short-term borrowings and other long-term debt. Average short-term borrowings increased $331.4 million during 2006 to $400.9 million while average other long-term debt increased $9.7 million to $17.7 million. The increases in short-term borrowings and other long-term debt were used to fund the growth of our loan portfolio.

The increase in interest expense during 2005 is primarily related to increases in short-term borrowings and increased rates paid on money market accounts. Average short-term borrowings were $69.5 million during 2005, while there were no short-term borrowings during 2004. The average rates paid on our money market deposits increased from 0.50 percent in 2004 to 0.70 percent in 2005 and the average rates paid on our bonus money market deposits increased from 0.50 percent in 2004 to 0.76 percent in 2005. We increased the interest rates on these products due to increases in short-term market interest rates.

Net Interest Margin (Fully Taxable-Equivalent Basis)

Net interest margin was 7.38 percent for 2006, compared to 6.46 percent for 2005 and 5.39 percent for 2004. The increases in net interest margin during 2006 and 2005 were largely due to growth and increases in yields of our loan portfolio as well as growth of our noninterest-bearing demand deposits, partially offset by increases in the balances outstanding of our short-term borrowings. Noninterest-bearing demand deposits, a significant source of funding for us, increased $148.9 million and $340.6 million during 2006 and 2005, respectively.

Average Balances, Yields and Rates Paid (Fully Taxable-Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following table sets forth average assets, liabilities, minority interest and stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
	2006			2005			2004
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Securities purchased under agreement to resell and other short-term investments(1)	$232,634	$11,089	4.77%	$313,266	$9,531	3.04%	$607,460	$8,421	1.39%
Investment securities:
Taxable	1,615,807	74,523	4.61	1,900,027	83,950	4.42	1,630,677	69,839	4.28
Non-taxable(2)	68,371	4,656	6.81	84,151	5,685	6.76	123,243	7,698	6.25
Loans:
Commercial	2,419,286	263,878	10.91	1,969,204	194,018	9.85	1,613,689	141,179	8.75
Real estate construction and term	195,041	13,422	6.88	159,123	10,032	6.30	120,568	6,511	5.40
Consumer and other	267,761	21,701	8.10	240,035	15,233	6.35	217,398	9,914	4.56
Total loans, net of unearned income	2,882,088	299,001	10.37	2,368,362	219,283	9.26	1,951,655	157,604	8.08
Total interest-earning assets	4,798,900	389,269	8.11	4,665,806	318,449	6.83	4,313,035	243,562	5.65
Cash and due from banks	242,305			227,869			213,213
Allowance for loan losses	(38,808)			(37,144)			(48,249)
Goodwill	27,653			35,638			37,066
Other assets(3)	357,385			297,608			257,844
Total assets	$5,387,435			$5,189,777			$4,772,909
Funding sources:
Interest-bearing liabilities:
NOW deposits	$36,999	$151	0.41%	$33,196	$134	0.40%	$25,986	$114	0.44%
Regular money market deposits	210,933	1,675	0.79	406,843	2,834	0.70	513,699	2,587	0.50
Bonus money market deposits	569,122	4,738	0.83	792,123	6,057	0.76	739,976	3,721	0.50
Time deposits	318,855	2,341	0.73	297,286	1,908	0.64	329,336	2,001	0.61
Short-term borrowings	400,913	21,131	5.27	69,499	2,698	3.88	—	—	—
Contingently convertible debt	148,002	929	0.63	147,181	941	0.64	146,255	943	0.64
Junior subordinated debentures	50,223	3,211	6.39	49,309	2,330	4.73	49,366	1,505	3.05
Other long-term debt	17,741	1,006	5.67	8,035	264	3.29	16,605	520	3.13
Total interest-bearing liabilities	1,752,788	35,182	2.01	1,803,472	17,166	0.95	1,821,223	11,391	0.63
Portion of noninterest-bearing funding sources	3,046,112			2,862,334			2,491,812
Total funding sources	4,798,900	35,182	0.73	4,665,806	17,166	0.37	4,313,035	11,391	0.26
Noninterest-bearing funding sources:
Demand deposits	2,785,948			2,637,028			2,296,411
Other liabilities	115,516			114,012			100,920
Minority interest in capital of consolidated affiliates	143,977			93,839			59,152
Stockholders’ equity	589,206			541,426			495,203
Portion used to fund interest-earning assets	(3,046,112)			(2,862,334)			(2,491,812)
Total liabilities, minority interest, and stockholders’ equity	$5,387,435			$5,189,777			$4,772,909
Net interest income and margin		$354,087	7.38%		$301,283	6.46%		$232,171	5.39%
Total deposits	$3,921,857			$4,166,476			$3,905,408

(1)                Includes average interest-bearing deposits in other financial institutions of $31.0 million, $20.4 million and $10.6 million in 2006, 2005 and 2004, respectively.

(2)                Interest income on nontaxable investments is presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35% for all years presented. The tax equivalent adjustments were $1.6 million, $2.0 million and $2.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(3)                Average investments of $151.2 million, $157.1 million and $107.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, were classified as other assets as they were noninterest-earning assets.

Analysis of Interest Changes Due to Volume and Rate (Fully Taxable-Equivalent Basis)

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

	2006 Compared to 2005 Increase (Decrease) Due to Changes in			2005 Compared to 2004 Increase (Decrease) Due to Changes in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Securities purchased under agreement to resell and other short-term investments	$(2,887)	$4,445	$1,558	$(5,484)	$6,594	$1,110
Investment securities	(14,058)	3,602	(10,456)	9,242	2,856	12,098
Loans	51,249	28,469	79,718	36,575	25,104	61,679
Increase in interest income, net	34,304	36,516	70,820	40,333	34,554	74,887
Interest expense:
NOW deposits	16	1	17	29	(9)	20
Regular money market deposits	(1,515)	356	(1,159)	(611)	858	247
Bonus money market deposits	(1,820)	501	(1,319)	279	2,057	2,336
Time deposits	145	288	433	(202)	109	(93)
Short-term borrowings	17,146	1,287	18,433	2,698	—	2,698
Contingently convertible debt	5	(17)	(12)	6	(8)	(2)
Junior subordinated debentures	44	837	881	(2)	827	825
Other long-term debt	464	278	742	(279)	23	(256)
Increase in interest expense, net	14,485	3,531	18,016	1,918	3,857	5,775
Increase in net interest income	$19,819	$32,985	$52,804	$38,415	$30,697	$69,112

Provision for (Recovery of) Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. For a more detailed discussion of credit quality and the allowance for loan losses, see Item 7. Critical Accounting Policies and Estimates and Item 7. Consolidated Financial Condition—Credit Quality and the Allowance for Loan Losses.

We recorded a provision for loan losses of $9.9 million for the year ended December 31, 2006, compared to a provision of $0.2 million in 2005 and a recovery of $10.3 million in 2004. The increase in provision for loan losses in 2006 is primarily related to the growth in our loan portfolio.

We realized net charge-offs of $3.9 million for the year ended December 31, 2006, compared to $1.1 million of net recoveries in 2005 and net charge-offs of $2.0 million in 2004. Credit quality remained strong with nonperforming loans at 0.31% of total gross loans as of December 31, 2006, compared to 0.26% in 2005 and 0.64% in 2004.

Noninterest Income

	Year Ended December 31,
(Dollars in thousands)	2006	2005	%Change 2006/2005	2004	%Change 2005/2004
Client investment fees	$44,345	$33,255	33.3%	$26,919	23.5%
Foreign exchange fees	21,045	17,906	17.5	12,897	38.8
Gains on derivative instruments, net	17,949	6,750	165.9	3,428	96.9
Corporate finance fees	11,649	22,063	(47.2)	22,024	0.2
Deposit service charges	10,159	9,805	3.6	13,538	(27.6)
Letter of credit and standby letter of credit income	9,943	10,007	(0.6)	9,994	0.1
Gains on investment securities, net	2,551	4,307	(40.8)	5,198	(17.1)
Other	23,565	13,402	75.8	13,776	(2.7)
Total noninterest income	$141,206	$117,495	20.2%	$107,774	9.0%

Client Investment Fees

We offer a variety of investment products on which we earn fees. These products include sweep money market funds, money market mutual funds, overnight repurchase agreements and fixed income securities available through client-directed accounts, and fixed income management services offered through our investment advisory subsidiary.

Client investment fees totaled $44.3 million for the year ended December 31, 2006, compared to $33.3 million for 2005 and $26.9 million for 2004. The increase of $11.0 million and $6.3 million in client investment fees during 2006 and 2005, respectively, was attributable to the growth in average client investment funds. The following table summarizes average client investment funds for the years ended December 31, 2006, 2005 and 2004.

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004
Average client investment funds:
Client directed investment assets(1)	$10,605	$8,072	$7,624
Client investment assets under management	4,364	3,328	1,715
Sweep money market funds	2,260	1,512	1,067
Total average client investment funds(2)	$17,229	$12,912	$10,406

(1)          Mutual funds and Repurchase Agreement Program assets.

(2)          Client funds invested through SVB Financial Group are maintained at third party financial institutions.

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency exchange on behalf of our clients. Foreign exchange fees totaled $21.0 million for the year ended December 31, 2006, compared to $17.9 million for 2005 and $12.9 million for 2004. The increases in foreign exchange fees during 2006 and 2005 were attributable to increases in the volume of client foreign exchange transactions. We believe that a general improvement in business conditions for many of our clients and increased international trading were the primary drivers behind a higher volume of client foreign exchange transactions. Foreign exchange fees were previously presented as a component of gains on derivative instruments, net, within noninterest income in the consolidated statements of income.

Gains on Derivative Instruments, Net

Gains on derivative instruments, net, totaled $17.9 million for the year ended December 31, 2006, compared to $6.8 million for 2005 and $3.4 million for 2004. The increase of $11.1 million for 2006, compared to 2005, was primarily due to favorable changes in the fair value of equity warrant assets, which was partially offset by an unfavorable change in the fair value hedge agreement for our junior subordinated debentures and a decrease in gains from foreign exchange forwards used to reduce our exposure to foreign currency denominated loans. A summary of gains on derivative instruments, net, for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	% Change 2006/2005	2004	% Change 2005/2004
Total gains (losses) on foreign exchange forwards, net(1)	$(219)	$3,410	(106.4)%	$679	402.2%
Change in fair value of interest rate swap(2)	(3,630)	—	—	—	—
Equity warrant assets:
Gains on exercise, net	11,495	9,010	27.6	4,245	112.2
Change in fair value(3):
Cancellations and expirations	(3,963)	(2,952)	34.2	(2,424)	21.8
Other changes in fair value	14,266	(2,718)	(624.9)	928	(392.9)
Total net gains on equity warrant assets(4)	21,798	3,340	552.6	2,749	21.5
Total gains on derivative instruments, net	$17,949	$6,750	165.9%	$3,428	96.9%

(1)          Represents (a) the income differential between foreign exchange forward contracts/non-deliverable foreign exchange forward contracts with clients and opposite way foreign exchange forward contracts/non-deliverable foreign exchange forward contracts with correspondent banks; and (b) the change in the fair value of foreign exchange forward contracts with correspondent banks to economically reduce foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income.

(2)          Represents the change in the fair value hedge agreement. For the year ended December 31, 2006, the amount is comprised of a $3.3 million loss for the interest rate swap agreement prior to its designation as a fair value hedge and a $0.3 million loss for the fair value hedge agreement.

(3)          As of December 31, 2006, the Company held warrants in 1,287 companies, compared to 1,281 companies in 2005 and 1,362 companies in 2004.

(4)          Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to minority interests are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net (Income) Losses of Consolidated Affiliates”.

The change in fair value of equity warrant assets is primarily attributable to changes in the value of the underlying assumptions used to value the equity warrant assets including: changes in the risk-free interest rate, changes in the underlying value of the client companies’ stock, changes in the volatility of market comparable public companies and changes in the expected life. The methodology used to calculate the fair value of equity warrant assets has been applied consistently.

Corporate Finance Fees

Corporate finance fees for the year ended December 31, 2006 were $11.6 million, compared to $22.1 million in 2005 and $22.0 million in 2004. The decrease in 2006 is principally a result of changes in staffing at SVB Alliant that occurred in early 2006.

Deposit Service Charges

Deposit service charges for the year ended December 31, 2006 were $10.2 million, compared to $9.8 million in 2005 and $13.5 million in 2004. The increase in 2006 was attributable to an increase in fee rates, partially offset by an increase in credits obtained by clients to offset deposit service charges, which resulted from increases in short-term market interest rates. The decrease in 2005 is a result of increases in short-term market interest rates, which resulted in our clients obtaining additional credits to offset deposit service charges.

Gains on Investment Securities, Net

Gains on investment securities, net, were $2.6 million for the year ended December 31, 2006, compared to $4.3 million for 2005 and $5.2 million for 2004. The net gain on investment securities during 2006 included $5.7 million net gains on private equity fund investments and a $0.2 million gain from the sale of equity securities obtained after the exercise of warrants, partially offset by a loss of $3.2 million due to the sale of certain available-for-sale investment securities. The net gains of $5.7 million on our private equity investments related to gains on distributions from private equity fund investments. Gains on investment securities, net, of $4.3 million for the year ended December 31, 2005 were principally derived from the changes in fair value and realized sales of non-marketable securities related to net gains from private equity fund investments of $5.1 million, net gains from private equity investments of $1.7 million, and net losses of $2.1 million from the sale of certain available-for-sale investment securities. We expect continued variability in the performance of our equity securities and venture debt portfolios. Relevant amounts attributable to minority interests are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net (Income) Losses of Consolidated Affiliates”. As of December 31, 2006, the Company held investments, either directly or through its managed investment funds, in 361 private equity funds, 46 companies and three venture debt funds.

Other Income

Other income for the year ended December 31, 2006 was $23.6 million, compared to $13.4 million in 2005 and $13.8 million in 2004. Other income largely consisted of credit card fees, fund management fees, service-based fee income associated with our deposit and loan services, net change in revaluations of foreign currency denominated loans and unused commitment fees. The increase of $10.2 million in 2006 primarily relates to a positive net change of $4.4 million from revaluations of foreign currency denominated loans, an increase in unused commitment fees of $2.1 million and an increase in fund management fees of $1.2 million.

Noninterest Expense

	Year Ended December 31,
(Dollars in thousands)	2006	2005	% Change 2006/2005	2004	% Change 2005/2004
Compensation and benefits	$188,588	$163,590	15.3%	$153,897	6.3%
Professional services	40,791	28,729	42.0	17,068	68.3
Impairment of goodwill	18,434	—	—	1,910	(100.0)
Net occupancy	17,369	16,210	7.1	18,134	(10.6)
Furniture and equipment	15,311	12,824	19.4	12,403	3.4
Business development and travel	12,760	10,647	19.8	9,718	9.6
Correspondent bank fees	5,647	5,530	2.1	5,340	3.6
Data processing services	4,239	4,105	3.3	3,647	12.6
Telephone	4,081	3,703	10.2	3,367	10.0
(Reduction of) provision for unfunded credit commitments	(2,461)	927	(365.5)	1,549	(40.2)
Other	17,744	13,595	30.5	14,797	(8.1)
Total noninterest expense	$322,503	$259,860	24.1%	$241,830	7.5%

Compensation and Benefits

Compensation and benefits expense totaled $188.6 million for the year ended December 31, 2006, compared to $163.6 million for 2005 and $153.9 million for 2004. The increase in compensation and benefits expense in 2006 was largely due to our adoption of SFAS No. 123(R), increases in average full-time equivalent (“FTE”) employees and higher rates of employee salaries and wages, partially offset by a decline in contributions to our incentive compensation plan. SFAS No. 123(R) requires us to recognize expense for stock options granted and Employee Stock Purchase Plan shares. Share-based compensation expense totaled $21.3 million for 2006, compared to $7.1 million for 2005 and $3.5 million for 2004. Average FTE personnel increased by 58 to 1,087 in 2006 from 1,029 in 2005 and 998 in 2004. Our total contributions to our incentive compensation plan were $24.5 million, $26.6 million, and $28.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Professional Services

Professional services expense totaled $40.8 million for the year ended December 31, 2006, compared to $28.7 million in 2005 and $17.1 million in 2004. The increase of $12.1 million in 2006 was primarily related to consulting costs incurred as part of ongoing efforts to enhance and maintain compliance with various regulations as well as expenses associated with certain Information Technology (“IT”) projects. The increase of $11.6 million in 2005 was associated with the commitment of resources to amend and restate our Form 10-K for the year ended December 31, 2004, the commitment of resources to document, enhance and audit internal controls to accomplish and adhere to the provisions of the Sarbanes-Oxley Act of 2002 and the independent audit of our internal controls, and expenses associated with certain IT projects.

Impairment of Goodwill

In connection with our annual assessment of goodwill of SVB Alliant, we recognized an impairment charge of $18.4 million during the second quarter of 2006. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance due to changes in staffing in early 2006 and lowered expectations of future revenue streams. In 2004, we recognized an impairment charge of $1.9 million related to a private client services subsidiary, which we sold in 2006.

Net Occupancy

Net occupancy expense totaled $17.4 million for the year ended December 31, 2006, compared to $16.2 million for 2005 and $18.1 million for 2004. Net occupancy expense increased during 2006 primarily due to the opening of our administrative facility in Salt Lake City. Net occupancy expense decreased in 2005 as a result of renegotiating more favorable lease terms related to our corporate headquarters facility in Santa Clara, California.

Furniture and Equipment

Furniture and equipment expense totaled $15.3 million for the year ended December 31, 2006, compared to $12.8 million in 2005 and $12.4 million in 2004. The increase in 2006 was primarily related to the opening of our administrative facility in Salt Lake City, office relocations and information technology initiatives.

Business Development and Travel Expense

Business development and travel expense totaled $12.8 million for the year ended December 31, 2006, compared to $10.6 million in 2005 and $9.7 million in 2004. The increase of $2.2 million in 2006 is attributable to investment in business development by all of our business units.

(Reduction of) Provision for Unfunded Credit Commitments

We calculate the provision for unfunded credit commitments based on the credit commitments outstanding at the balance sheet date as well as the credit quality of our loan commitments. We recorded a net reduction of $2.5 million to the liability for unfunded credit commitments for the year ended December 31, 2006, compared to a provision of $0.9 million for 2005 and a provision of $1.5 million for 2004. The net reduction in the provision during the year ended December 31, 2006 is primarily due to a refinement of the methodology related to a change in estimate of funding percentages used to estimate the liability for unfunded credit commitments.

Other Expense

Other expense for the year ended December 31, 2006 totaled $17.7 million, compared to $13.6 million in 2005 and $14.8 million in 2004. The increase of $4.1 million in 2006 primarily relates to a $1.8 million charge in connection with the settlement of a litigation matter and increases of $0.9 million related to postage and supplies expense.

Minority Interest in Net Income of Consolidated Affiliates

Minority interest in the net income of consolidated affiliates is primarily related to the minority interest holders portion of investment gains or losses and management fees in our managed funds (see Part II, Item 8, Consolidated Financial Statements and Supplementary Data—Note 7. Investment Securities).

	Year Ended December 31,
(Dollars in thousands)	2006	2005	% Change 2006/2005	2004	% Change 2005/2004
Minority interest in net income of consolidated affiliates	$(6,308)	$(3,396)	85.7%	$(3,090)	9.9%

Minority interest in net income of consolidated affiliates was $6.3 million for the year ended December 31, 2006, compared to net income of $3.4 million for 2005 and net income of $3.1 million for 2004. Minority interest in net income during 2006 was primarily due to gains on sales of investment securities, interest income and an increase in the value of warrant assets held by consolidated affiliates. In addition, total minority interest in capital of consolidated affiliates increased due to equity transactions, which included capital calls of $61.8 million by our consolidated affiliates, partially offset by distributions of $20.4 million and a $6.3 million increase in net income of consolidated affiliates.

Income Taxes

Our effective tax rate for 2006 was 42.45 percent, compared to 39.63 percent for 2005 and 37.76 percent for 2004. The increase in the tax rate in 2006 was primarily attributable to the tax impact of SFAS 123(R) for share-based payments on our overall pre-tax income. The increase in the tax rate in 2005 was due to the lower benefit of tax-advantaged investments on the overall pre-tax income in comparison to 2004.

Operating Segment Results

In accordance with SFAS No. 131, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in “Part I, Item 1. Business Overview”.

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income, net of funds transfer pricing (“FTP”). FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes. The following is our segment information for the years ended December 31, 2006, 2005 and 2004.

Commercial Banking

Income Before Income Tax Expense

Commercial Banking’s income before income tax expense for 2006 was $150.4 million, compared to $130.9 million for 2005 and $79.9 million for 2004. The increase for 2006, compared to 2005 was the result of higher net revenues of $66.3 million, offset by higher noninterest expense of $41.5 million and an increase in the provision for loan losses of $5.3 million. The increase for 2005, compared to 2004 was primarily the result of higher net revenues of $67.6 million, offset by higher noninterest expense of $19.1 million.

Net interest income for 2006 was $280.0 million, compared to $229.7 million for 2005 and $169.2 million for 2004. The increase in 2006 and 2005 were driven by higher loan volumes along with higher interest rates. Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

Net loan loss charge-offs for 2006 were $4.9 million, compared to net loan recoveries of $0.3 million for 2005 and net loan loss charge-offs of $2.1 million in 2004.

Noninterest income was $98.0 million for 2006, compared to $82.0 million for 2005 and $74.9 million for 2004. The increase for 2006, compared to 2005 was primarily driven by increases in client investment fees of $9.5 million, letter of credit and foreign exchange fees of $3.2 million and other noninterest income of $3.4 million. The increase for 2005, compared to 2004 was primarily driven by increases in client investment fees of $5.9 million, letter of credit and foreign exchange fees of $3.4 million, and exercises of equity warrant assets of $1.7 million. This was partially offset by a decrease in deposit services fees of $3.9 million.

Noninterest expense was $222.7 million for 2006, compared to $181.2 million for 2005 and $162.1 million for 2004. The increase for 2006, compared to 2005 was primarily related to a $30.3 million increase in allocated expenses, a $4.8 million increase in compensation and benefits and a $1.4 million increase in depreciation expense. Allocated expenses are non-interest expenses allocated to the business units and include facility costs, general administrative and operational overhead expenses. The increase in allocated expenses in 2006, compared to 2005 was primarily related to increases in compensation costs, specifically share-based payments, and consulting expenses related to compliance. The increase in compensation and benefits expense of $4.8 million is primarily related to increases in base compensation of $1.9 million, incentive compensation of $1.0 million and employee relocation of $1.0 million. The increase in noninterest expense for 2005, compared to 2004 was primarily related to an $11.0 million increase in allocated expenses, a $5.0 million increase in correspondent bank fees, and a $4.5 million increase in compensation and benefits. The increase in allocated expenses in 2005, compared to 2004 was primarily related to increases in variable compensation costs and consulting expenses related to the restatement of our consolidated annual financial statements. The increase in compensation and benefits of $4.5 million is primarily related to increases in base compensation of $2.4 million, incentive compensation of $1.6 million and benefits of $0.7 million. In 2005, we started recording correspondent bank fees by client, which allowed us to report the fee expense in the appropriate business segment. Prior to 2005, correspondent bank fees were not recorded by client, and such historical data is not available; therefore the fees for 2004 were reported in Other Business Services and were not allocated to the business segments.

Financial Condition

Commercial Banking’s average loans were $2.4 billion in 2006, compared to $2.0 billion in 2005 and $1.6 billion in 2004. The loan products with the largest growth in 2006, compared to 2005, were commercial loans, which grew by $270.6 million, and asset-based lending, which grew by $118.1 million. The loan products with the largest growth in 2005, compared to 2004 were core commercial products, which grew by $232.1 million, asset-based lending, which grew by $80.9 million, and accounts receivable factoring, which grew by $53.1 million. The increase in average loans reflects an improved funding environment for our venture capital-backed commercial clients.

Average deposits were $3.1 billion in 2006, compared to $3.3 billion in 2005 and $3.2 billion in 2004. The decrease for 2006, compared to 2005 was primarily due to clients seeking higher returns on deposits as a result of recent increases in short-term market interest rates.

SVB Capital

Income Before Income Tax Expense

SVB Capital’s income before income tax expense for 2006 was $26.9 million, compared to income of $11.4 million for 2005 and a loss of $0.9 million for 2004. The increase in 2006 and 2005 was primarily attributable to increases in interest income and noninterest income, partially offset by an increase in noninterest expense.

Net interest income was $31.3 million for 2006, compared to $21.8 million for 2005 and $11.9 million for 2004. The increase for 2006, compared to 2005 was driven by higher loan volumes along with higher interest rates. The increase for 2005, compared to 2004 was driven by higher deposit volumes from our private equity clients along with higher interest rates.

Noninterest income was $16.5 million for 2006, compared to $9.0 million for 2005 and $5.3 million for 2004. Investment gains or losses related to our managed funds are included in our consolidated noninterest income. Minority interest in the net gains or losses of these consolidated managed funds primarily represent net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds. The increase for 2006, compared to 2005 was primarily attributable to $5.6 million in gains related to exercised equity warrant assets and non-cash change in fair value, an increase of $1.2 million in client investment fees and an increase of $0.6 million in letter of credit fees. The increase for 2005, compared to 2004 was primarily attributable to an increase in net securities gains of $1.5 million and an increase in deposit service fees and letter of credit fees of $0.7 million and $0.6 million, respectively.

Noninterest expense was $20.9 million for 2006, compared to $19.4 million for 2005 and $18.1 million for 2004. The increase for 2006, compared to 2005 was primarily attributable to a $1.6 million increase in allocated expenses, which was primarily driven by expenses related to compensation and benefits as well as increases in professional services related to management fees at our consolidated managed funds. The increase for 2005, compared to 2004 was primarily attributable to a $1.8 million increase in allocated expenses.

Financial Condition

SVB Capital’s average deposits were $627.0 million in 2006, compared to $641.0 million in 2005 and $522.4 million in 2004. Average loans were $83.3 million in 2006, compared to $61.7 million in 2005 and $76.5 million in 2004. The growth in average deposits in 2005, compared to 2004 was due to various market factors, including an improved funds flow environment for SVB Capital’s client base, venture capital, and private equity firms, as well as our initiatives to serve clients at all stages of growth.

SVB Alliant

(Loss) Before Income Tax Expense

SVB Alliant’s loss before income tax expense for 2006 was $28.8 million, compared to a loss of $0.2 million for 2005 and a $2.8 million loss for 2004. The increase in loss for 2006, compared to 2005 was a result of lower revenues of $10.0 million and higher noninterest expense of $18.7 million. The improvement in loss position for 2005, compared to 2004 was primarily a result of lower noninterest expense of $2.3 million.

Noninterest income was $11.6 million for 2006, compared to $22.1 million for 2005 and $22.0 million for 2004. The decrease for 2006, compared to 2005 was due to decreased corporate finance fees related to changes in staffing that occurred in early 2006.

Noninterest expense was $41.2 million for 2006, compared to $22.6 million for 2005 and $24.9 million for 2004. The increase for 2006, compared to 2005 was primarily due to a pre-tax charge of $18.4 million related to an impairment of goodwill incurred during the second quarter of 2006. The impairment resulted from changes in the outlook for SVB Alliant’s future financial performance due to changes in early 2006 in staffing and lowered expectations of future revenue streams. The decrease for 2005, compared to 2004 was primarily a result of lower variable compensation costs.

Other Business Services

Net Interest Income

Net interest income was $40.4 million for 2006, compared to $47.5 million for 2005 and $48.3 million for 2004. The decrease for 2006, compared to 2005 was primarily attributable to an increase in other borrowing expense of $20.0 million, which was partially offset by an increase of loan fees of $8.0 million, higher loan volumes for SVB Private Client Services and higher loan and deposit volumes from SVB Global clients.

Consolidated Financial Condition

Our total assets were $6.0 billion at December 31, 2006, an increase of $502.2 million, or 9.1 percent, compared to $5.5 billion at December 31, 2005, and an increase of $396.0 million, or 7.7 percent, compared to $5.1 billion at December 31, 2004.

Securities Purchased under Agreement to Resell, and Other Short-Term Investments

Interest earning deposits, securities purchased under agreement to resell and other short-term investments totaled $239.3 million at December 31, 2006, an increase of $63.6 million, or 36.2 percent as compared to $175.7 million outstanding at December 31, 2005. The increase in 2006 was primarily due to higher levels of other short-term investments of $89.3 million, as a result of cash management activities in our REIT portfolio, offset by a decrease of $25.3 million in our portfolio of securities purchased under agreement to resell.

Investment Securities

Investment securities totaled $1.7 billion at December 31, 2006, a decrease of $344.9 million, or 16.9 percent from $2.0 billion at December 31, 2005. The following table presents a profile of our investment securities portfolio at December 31, 2006, 2005 and 2004:

	December 31,
(Dollars in thousands)	2006	2005	2004
Available-for-sale securities:
U.S. Treasury securities	$29,712	$29,700	$29,766
U.S. agencies and corporations:
Collateralized mortgage obligations	629,677	812,644	813,919
Mortgage-backed securities	429,156	499,452	594,442
U.S. agency debentures	230,823	263,894	278,331
Asset-backed securities	—	97,481	100,996
Commercial mortgage-backed securities	69,375	69,426	—
Obligations of states and political subdivisions	56,453	77,423	98,037
Other debt securities	—	—	9,851
Marketable equity securities	257	633	1,343
Venture capital fund investments	2	2	—
Total available-for-sale securities	1,445,455	1,850,655	1,926,685
Marketable equity securities (investment company fair value accounting)(1)	—	—	480
Non-marketable securities (investment company fair value accounting):
Private equity fund investments(2)	126,475	81,280	52,547
Other private equity investments(3)	32,913	26,782	15,720
Other investments(4)	15,394	25,300	8,969
Non-marketable securities (equity method accounting):
Other investments(5)	15,710	10,985	4,666
Low income housing tax credit funds	22,664	11,682	14,070
Non-marketable securities (cost method accounting):
Private equity fund investments	27,771	26,924	27,409
Other private equity investments	5,961	3,662	3,656
Total investment securities	$1,692,343	$2,037,270	$2,054,202

(1)   Includes $0.5 million related to Silicon Valley BancVentures, LP at December 31, 2004. We had a controlling interest of 10.7% in the fund.

(2)          Includes $66.0 million, $58.7 million and $45.3 million, related to SVB Strategic Investors Fund, LP at December 31, 2006, 2005 and 2004, respectively. We have a controlling ownership interest of 12.6% in the fund. It also includes $47.7 million, $22.1 million and $7.3 million, related to SVB Strategic Investors Fund II, LP at December 31, 2006, 2005 and 2004, respectively. We have a controlling interest of 8.6% in the fund. Additionally, it includes $12.8 million and $0.5 million related to SVB Strategic Investors Fund III, LP at December 31, 2006 and December 31, 2005, respectively. We have a controlling interest of 6.5% in the fund as of December 31, 2006. As of December 31, 2005, we had a controlling interest of 100.0% in the fund.

(3)          Includes $29.4 million, $26.8 million and $15.7 million, related to Silicon Valley BancVentures, LP at December 31, 2006, 2005, and 2004, respectively. We have a controlling ownership interest of 10.7%

in the fund. Additionally, it includes $3.5 million related to SVB Capital Partners II, LP as of December 31, 2006. We have a direct ownership interest of 0.5% and indirect ownership interest of 8.5% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(4)          Includes $15.4 million, $25.3 million and $9.0 million, related to Partners for Growth, LP at December 31, 2006, 2005, and 2004, respectively. We have a majority ownership interest of approximately 50.0% in the fund.

(5)          Includes $6.9 million, $5.6 million, and $2.4 million, related to Gold Hill Venture Lending Partners 03, LLC, the general partner of Gold Hill Venture Lending 03, LP and its parallel funds, as of December 31, 2006, 2005 and 2004, respectively. We have a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC. We have an indirect ownership interest of 4.5% in Gold Hill Venture Lending 03, LP and its parallel funds through Gold Hill Venture Lending Partners 03, LLC. It also includes $6.6 million, $5.4 million, and $2.3 million, related to our direct investment in Gold Hill Venture Lending 03, LP, as of December 31, 2006, 2005 and 2004, respectively. We have a direct ownership interest of 4.8% in the fund. Additionally, it includes $2.2 million related to Partners for Growth II, LP as of December 31, 2006. We have an ownership interest of 24.2% in the fund.

Available-for-Sale Investments

Available-for-sale investment securities totaled $1.45 billion at December 31, 2006, a decrease of $405.2 million, or 21.9 percent, from $1.85 billion in 2005, which decreased $76.0 million, or 3.9 percent, from $1.93 billion in 2004. The decreases in 2006 and 2005 were due primarily to principal prepayments on mortgage-backed securities, scheduled maturities of U.S. agency debentures and a reduction in obligations of state and political subdivisions from scheduled maturities and calls. Additionally, we sold $119.1 million of selected lower-yielding investments during the second quarter of 2006. During 2005, we added an allocation to commercial mortgage-backed securities totaling $69.4 million. The duration of our fixed income investment portfolio was 2.5 years at December 31, 2006, compared to 2.6 years in 2005 and 2.1 years in 2004.

Non-Marketable Securities

Non-marketable securities of $246.9 million at December 31, 2006 increased by $60.3 million or 32.3 percent, from $186.6 million in 2005, which increased by $59.6 million or 46.9 percent, from $127.0 million in 2004.

The increase in non-marketable securities of $60.3 million during 2006 was primarily related to an increase in private equity fund investments of $45.2 million and a decrease of $5.2 million in other investments. The increase of $45.2 million in private equity fund investments is due to additional investments made by our managed funds, SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP and SVB Strategic Investors Fund III, LP. The decrease of $5.2 million in other investments relates to pay-downs of venture debt securities.

The increase in non-marketable securities of $59.6 million during 2005 was primarily related to an increase in private equity fund investments of $28.7 million and an increase of $22.7 million in other investments. The increase of $28.7 million in private equity fund investments is due to additional investments made by our managed funds, SVB Strategic Investors Fund, LP and SVB Strategic Investors Fund II, LP. In 2005, we raised our fourth managed fund, SVB Strategic Investors Fund III, LP. The increase of $22.7 million in other investments relates to additional investments in the two debt funds, Partners for Growth, LP and Gold Hill Venture Lending 03, LP.

Investment Concentration

At December 31, 2006, we held no investment securities that were issued by a single party that exceeded 10.0% of our stockholders’ equity. With the exception of securities issued by the U.S. Government or by U.S. government sponsored enterprises, we held no investment securities at December 31, 2005 that were issued by a single party that exceeded 10.0% of our stockholders’ equity.

Investment Securities—Remaining Contractual Principal Maturities and Yields (Fully-Taxable Equivalent)

The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2006. Interest income on certain obligations of states and political subdivisions (non-taxable investments) are presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35.0%. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value.

Expected remaining maturities of callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This risk, known as call risk and prepayment risk, may result in these securities having longer or shorter average lives than anticipated at the time of purchase. As interest rates decline, prepayments generally tend to increase; causing the average expected remaining maturity to shorten. Conversely, as interest rates rise, prepayments tend to decrease causing the average expected remaining maturity to extend. This is most apparent in mortgage-backed securities and collateralized mortgage obligations as contractual maturities are typically 15 to 30 years whereas expected average lives of these securities are significantly shorter and vary based upon structure. Venture capital fund investments, other private equity investments, other investments and low income housing tax credit funds are included in the table below as maturing after 10 years.

	December 31, 2006
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. Treasury securities	$29,712	4.61%	$19,793	4.49%	$9,919	4.87%	$—	—%	$—	—%
U.S. agencies and corporations:
Collateralized mortgage obligations	629,677	4.66	14	6.65	129	6.38	63,232	4.78	566,302	4.64
Mortgage-backed securities	429,156	4.88	—	—	2,806	6.20	5,441	6.39	420,909	4.85
U.S. agency debentures	230,823	3.58	74,464	2.99	146,465	3.78	9,894	5.00	—	—
Commercial mortgage-backed securities	69,375	4.67	—	—	—	—	—	—	69,375	4.67
Obligations of states and political subdivisions	56,453	6.88	14,542	6.53	41,911	7.01	—	—	—	—
Low income housing tax credit funds	22,664	—	—	—	—	—	—	—	22,664	—
Marketable equity securities(1)	257	—	257	—	—	—	—	—	—	—
Private equity fund investments	154,248	—	—	—	—	—	—	—	154,248	—
Other private equity investments	38,874	—	—	—	—	—	—	—	38,874	—
Other investments	31,104	—	—	—	—	—	—	—	31,104	—
Total	$1,692,343	3.99%	$109,070	4.29%	$201,230	4.54%	$78,567	4.92%	$1,303,476	3.83%

(1)                Available-for-sale.

Loans

The following table details the composition of the loan portfolio, net of unearned income as of the five most recent year-ends:

(Dollars in thousands)	2006	2005	2004	2003	2002
Commercial loans	$2,959,501	$2,410,893	$1,927,271	$1,701,903	$1,754,201
Real estate construction:
Vineyard development	118,266	104,881	80,960	50,118	30,465
Commercial real estate	13,336	20,657	18,562	12,204	12,713
Total real estate construction	131,602	125,538	99,522	62,322	43,178
Real estate term:
Real estate term—consumer	46,812	39,906	27,124	19,213	25,850
Real estate term—commercial	50,051	10,694	16,720	12,902	30,340
Total real estate term	96,863	50,600	43,844	32,115	56,190
Consumer and other	294,436	256,322	237,951	190,806	230,530
Total loans, net of unearned income(1)	$3,482,402	$2,843,353	$2,308,588	$1,987,146	$2,084,099

(1)          Unearned income was $27.2 million, $25.0 million, $18.4 million, $18.3 million and $24.2 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

The following table sets forth the remaining contractual maturity distribution of our gross loans at December 31, 2006, for fixed and variable rate loans:

(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed-rate loans:
Commercial loans	$189,525	$529,156	$60,680	$779,361
Real estate construction:
Vineyard development	2,712	25,898	66,765	95,375
Commercial real estate	4,326	110	1,303	5,739
Total real estate construction	7,038	26,008	68,068	101,114
Real estate term:
Real estate term—consumer	351	25,130	17,120	42,601
Real estate term—commercial	7,645	8,501	13,657	29,803
Total real estate term	7,996	33,631	30,777	72,404
Consumer and other	143	16,935	—	17,078
Total fixed-rate loans	$204,702	$605,730	$159,525	$969,957
Variable-rate loans:
Commercial loans	$1,336,311	$828,073	$42,242	$2,206,626
Real estate construction:
Vineyard development	1,251	11,121	10,791	23,163
Commercial real estate	7,812	8	—	7,820
Total real estate construction	9,063	11,129	10,791	30,983
Real estate term:
Real estate term—consumer	—	3,327	929	4,256
Real estate term—commercial	17,310	3,024	—	20,334
Total real estate term	17,310	6,351	929	24,590
Consumer and other	129,948	57,159	90,297	277,404
Total variable-rate loans	$1,492,632	$902,712	$144,259	$2,539,603

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

A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging-growth or corporate technology companies in a variety of industries. The breakdown of total loans by industry sector is as follows:

	Percent of Gross Loans
	December 31,
	2006	2005
Industry Sector
Software tools and applications	17.5%	16.6%
Venture capital	12.7	12.7
Premium wine	10.9	12.3
Private client services	10.0	10.2
All other sectors(1)	48.9	48.2
	100.0%	100.0%

(1)          No other industry sector represented more than 10.0% of total gross loans at December 31, 2006 or 2005.

As of December 31, 2006, our asset-based lending represented 10.3% of total gross loans and accounts receivable factoring represented 7.1% of total gross loans. Approximately 48.4% and 11.2% of our outstanding gross loan balances as of December 31, 2006 were in the states of California and Massachusetts, respectively. There are no other states with balances greater than 10%.

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

Subject to the oversight of the Directors’ Loan Committee, lending authority is delegated to the Chief Credit Officer and our loan committee, which consists of the Chief Credit Officer, Chief Operating Officer, and other senior members of our lending management. Requests for new and existing credits that meet certain size and underwriting criteria may be approved outside of our loan committee by designated senior lenders or jointly with a Senior Credit Officer or Division Risk Manager.

Credit Quality and the Allowance for Loan Losses

The following table presents an analysis of the allowance for loan losses as of the five most recent year-ends:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Balance beginning of year	$36,785	$37,613	$49,862	$58,366	$56,903
Charge-offs:
Commercial	(13,865)	(10,882)	(16,196)	(17,723)	(26,061)
Real estate	—	(3)	—	(1,252)	—
Consumer and other	(200)	(1,531)	—	—	(524)
Total charge-offs	(14,065)	(12,416)	(16,196)	(18,975)	(26,585)
Recoveries:
Commercial	8,968	11,090	13,845	19,965	22,175
Real estate	1,090	261	391	331	—
Consumer and other	92	—	—	67	—
Total recoveries	10,150	11,351	14,236	20,363	22,175
Net (charge-offs) recoveries	(3,915)	(1,065)	(1,960)	1,388	(4,410)
Provision for (recovery of) loan losses	9,877	237	(10,289)	(9,892)	5,873
Balance end of year	$42,747	$36,785	$37,613	$49,862	$58,366
Net (charge-offs) recoveries to average total loans	(0.14)%	(0.04)%	(0.10)%	0.08%	(0.25)%

The following table displays the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)	Amount	Percent of Total Loans(1)
Commercial	$37,464	87.7%	$35,013	84.8%	$29,183	83.5%	$41,802	85.7%	$48,750	84.1%
Real estate construction	1,555	3.6	421	4.4	1,516	4.3	1,663	3.1	924	2.1
Real estate term	1,288	3.0	306	1.8	1,673	1.9	2,395	1.6	5,237	2.7
Consumer and other	2,440	5.7	1,045	9.0	4,928	10.3	4,002	9.6	3,455	11.1
Unallocated	—	N/A	—	N/A	313	N/A	—	N/A	—	N/A
Total	$42,747	100.0%	$36,785	100.0%	$37,613	100.0%	$49,862	100.0%	$58,366	100.0%

(1)             Represents loan type as a percentage of total loans as of year end.

Nonperforming Assets

Nonperforming assets consist of loans that are past due 90 days or more that are still accruing interest, loans on nonaccrual status, other real estate owned (“OREO”), and other foreclosed assets. The OREO and other foreclosed assets balance was $5.7 million at December 31, 2006, compared to $6.3 million at December 31, 2005. We held no OREO or other foreclosed assets at December 31, 2004, 2003 and 2002. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets, and the allowance for loan losses. All nonperforming loans represent impaired loans. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with SFAS No. 114.

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Nonperforming assets:
Loans past due 90 days or more still accruing interest	$—	$1,046	$616	$—	$—
Nonaccrual loans	10,977	6,499	14,322	12,350	20,411
Total nonperforming loans	10,977	7,545	14,938	12,350	20,411
OREO and other foreclosed assets	5,677	6,255	—	—	—
Total nonperforming assets	$16,654	$13,800	$14,938	$12,350	$20,411
Nonperforming loans as a percent of total gross loans	0.31%	0.26%	0.64%	0.62%	0.97%
Nonperforming assets as a percent of total assets	0.27%	0.25%	0.29%	0.28%	0.48%
Allowance for loan losses	$42,747	$36,785	$37,613	$49,862	$58,366
As a percent of total gross loans	1.22%	1.28%	1.62%	2.49%	2.78%
As a percent of nonaccrual loans	389.42%	566.01%	262.62%	403.74%	285.95%

Nonaccrual Loans

The detailed composition of nonaccrual loans as of December 31, 2006 and 2005 is as follows:

	December 31,
(Dollars in thousands)	2006	2005
Commercial	$10,977	$3,703
Real estate term—commercial	—	2,796
Total nonaccrual loans	$10,977	$6,499

If the impaired loans for 2006, 2005, 2004, 2003 and 2002 had not been impaired, $0.8 million, $1.0 million, $1.1 million, $1.0 million and $1.3 million in interest income would have been recognized during the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill at December 31, 2006 and 2005 totaled $21.3 million and $35.6 million, respectively. Goodwill resulted from the acquisition of SVB Alliant, our investment banking subsidiary, and eProsper, our equity ownership data management services company.

In connection with our annual assessment of goodwill of SVB Alliant during the second quarter of 2006, we concluded that $18.4 million of the related goodwill was impaired and was required to be expensed as a non-cash charge to continuing operations. Thus, the goodwill balance related to SVB Alliant was reduced from $35.6 million at December 31, 2005 to $17.2 million at December 31, 2006. As of December 31, 2006, there were no further indications of impairment beyond that already identified and recorded.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

Our Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock are restricted, as we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement.

Derivatives

The gross positive fair values of derivative assets are recorded as a component of the other assets line item on the balance sheet. The gross negative fair values of derivative liabilities are recorded as a component of other liabilities line item on the balance sheet. Derivative assets are recorded as a component of other assets and liabilities and are comprised of the following as of December 31, 2006, 2005 and 2004:

	Year Ended December 31,
			%Change		%Change
(Dollars in thousands)	2006	2005	2006/2005	2004	2005/2004
Assets (liabilities):
Equity warrant assets	$37,725	$27,802	35.7%	$28,928	(3.9)%
Interest rate swap	(1,890)	(1,314)	43.8	49	—
Foreign exchange forward and option contracts	(164)	766	(121.4)	(431)	(277.7)
Total	$35,671	$27,254	30.9%	$28,546	(4.5)%

Equity warrant assets increased by $9.9 million in 2006, compared to 2005, due to new equity warrant assets of $9.1 million and non-cash increase in fair value of $13.0 million. These increases were partially offset by exercised equity warrant assets of $6.5 million and terminated equity warrant assets of $5.7 million. Equity warrant assets decreased by $1.1 million in 2005, compared to 2004, due to new equity warrant assets of $7.4 million and non-cash increase in fair value of $6.3 million. These increases were partially offset by exercised equity warrant assets of $11.8 million and terminated equity warrant assets of $3.0 million.

On October 30, 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in the fair value associated with the majority of our 7.0% fixed rate, junior subordinated debentures, which management evaluates for effectiveness using the statistical regression analysis approach for each reporting period. For information on our junior subordinated debentures, see Note 12. Borrowings. The terms of the interest rate swap agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on the London Inter-Bank Offered Rate (“LIBOR”) plus a spread. This interest rate swap agreement provided cash benefit of $0.3 million, $1.2 million, and $2.2 million in 2006, 2005 and 2004, respectively. The swap agreement largely mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. All components of the swap’s gain or loss are included in the assessment of hedge effectiveness. Changes in fair value of the fair value hedge agreement, which is primarily dependent on changes in market interest rates, are recognized in net income as gains or losses on derivative instruments. We recorded a non-cash decrease in fair value of $3.3 million for the interest rate swap agreement prior to its designation as a fair value hedge and $0.3 million for the fair value hedge agreement implemented in April 2006, which were reflected in gains on derivative instruments, net.

We enter into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. We enter into an opposite way foreign exchange forward contract with a correspondent bank to economically hedge these contracts, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with our clients. These contracts are short term in nature, typically expiring within one year. We also enter into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange risk related to certain foreign currency denominated loans. At December 31, 2006, 2005 and 2004, the aggregate notional amounts of these contracts totaled $562.2 million, $432.7 million and $525.4 million, respectively. The maximum credit exposure for counterparty nonperformance for foreign exchange forward contracts with both clients and correspondent banks at December 31, 2006, 2005 and 2004 amounted to $7.3 million, $5.7 million and

$10.0 million, respectively. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties to such foreign exchange forward contracts.

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the clients’ need. We enter into an opposite way foreign currency option contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the currency option contracts entered into with our clients. These contracts typically expire in less than one year. At December 31, 2006, 2005 and 2004, the aggregate notional amounts of these contracts totaled $27.6 million, $18.8 million and $13.5 million, respectively. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our maximum credit risk to nonperformance of counterparties at December 31, 2006, 2005 and 2004 was $0.1 million, $0.1 million and $47.0 thousand, respectively.

Convertible Note Hedge

On May 15, 2003, we entered into a convertible note hedge agreement (purchased call option) with a counterparty, with respect to our common stock, to limit our exposure to potential dilution from conversion of our $150.0 million principal amount of zero coupon convertible notes. For information on our $150.0 million principal amount of zero coupon convertible notes, see Borrowings below. At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we have the right to purchase up to approximately 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

Deposits

Our deposits are largely obtained from clients within our technology, life sciences, private equity, and premium wine industry sectors and, to a lesser extent, from individuals served by private client services. We do not obtain deposits from conventional retail sources and have no brokered deposits. The following table presents the composition of our deposits as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Noninterest-bearing demand	$3,039,528	$2,934,278	$2,649,853	$2,186,317	$1,892,048
Negotiable order of withdrawal (NOW)	35,983	39,573	32,009	20,897	21,531
Regular money market	157,014	305,112	520,368	372,877	285,640
Bonus money market	511,780	655,940	685,710	707,682	647,615
Time	313,320	317,827	331,574	379,068	589,216
Total deposits	$4,057,625	$4,252,730	$4,219,514	$3,666,841	$3,436,050

The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $264.8 million, compared to $272.2 million in 2005 and $286.7 million in 2004. At December 31, 2006, substantially all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. The maturity profile of our time deposits as of December 31, 2006 is as follows:

	December 31, 2006
(Dollars in thousands)	Three months or less	Four to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$151,004	$38,411	$74,595	$794	$264,804
Other time deposits	36,911	4,956	6,341	308	48,516
Total time deposits	$187,915	$43,367	$80,936	$1,102	$313,320

Borrowings

Short-term Borrowings

As of December 31, 2006 and 2005, we had short-term borrowings of $683.5 million and $279.5 million, respectively. Short-term borrowings include federal funds purchased and securities sold under agreement to repurchase as well as FHLB advances. Our short-term borrowings have a remaining maturity of one month or less. We used short-term borrowings to support our loan growth in 2006 and 2005.

Contingently Convertible Debt

On May 20, 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933. The notes are convertible into our common stock at a conversion price of $33.6277 per share and are subordinated to all our present and future senior debt. Holders of the notes may convert their notes only under certain conditions. See Item 8. Consolidated Financial Statements and Supplementary Data—Note 12. Borrowings for further information.

Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% junior subordinated debentures. A portion of the proceeds were used to complete an early redemption of the existing $40.0 million of 8.25% trust preferred securities. The remainder of the proceeds was used for general corporate purposes. For further information, see Item 8. Consolidated Financial Statements and Supplementary Data—Note 12. Borrowings.

Other Long-term Debt

As of December 31, 2006, we had other long-term debt of $152.7 million. We had no other long-term debt outstanding as of December 31, 2005. Long-term debt consists of $150.0 million of FHLB advances and $2.7 million of debt assumed in relation to the acquisition of a 65% interest in eProsper during the third quarter of 2006. The FHLB advances were used to support our loan growth in 2006 and mature in 2008 and 2009. The debt assumed in relation to the eProsper acquisition matures in 2009.

Available Lines of Credit

As of December 31, 2006, we had available $1.0 billion in uncommitted federal funds lines of credit, of which $690.0 million were unused. In addition to the available federal funds lines, the Bank has reverse repurchase agreement lines available with multiple securities dealers. Repurchase lines allow the Bank to finance short-term borrowings using various fixed income securities as collateral. At December 31, 2006, the Bank had used $178.0 million of its repurchase lines.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and the issuance of common stock.

Common Stock

As of December 31, 2006, we had repurchased 8.7 million shares totaling $307.2 million. During the year ended December 31, 2006, we repurchased 2.1 million shares of our common stock totaling $103.8 million. At December 31, 2006, $67.8 million of shares may still be repurchased under our stock repurchase program, which expires on June 30, 2008.

From time to time, we may implement a non-discretionary trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, where we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

Stockholders’ Equity

Stockholders’ equity totaled $628.5 million at December 31, 2006, an increase of $59.2 million, or 10.4%, from the $569.3 million balance at December 31, 2005. This increase was primarily the result of net income, as well as share-based compensation expense recognized upon the adoption of SFAS No. 123(R), and issuance of stock options, partially offset by common stock repurchases. We have not paid a cash dividend on our common stock since 1992 and as of December 31, 2006, there are no plans for payment of dividends. Additionally, we do not have any material commitments for capital expenditures as of December 31, 2006.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future. Our management engages in a periodic capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future activities for which capital is set aside include potential product expansions and acquisitions of new business lines.

Credit Rating

SVB Financial currently holds a BBB long-term counterparty credit rating from Standard & Poor’s Rating Service (“S&P”). This rating was confirmed in December 2006 and was recently upgraded from BBB- in February 2006. The Bank holds a BBB+ long-term counterparty credit rating from S&P, also confirmed in December 2006 and similarly upgraded from BBB in February 2006. The outlook for both SVB Financial and the Bank is stable. An issuer rated BBB is defined as having adequate capacity to meet its financial commitments, however, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitments.

Additionally, SVB Financial currently holds a Baa1 issuer rating from Moody’s Investor Service (“Moody’s”), which was confirmed in November 2006. The Bank holds an A3 issuer rating from Moody’s, also confirmed in November 2006. The outlook for both SVB Financial and the Bank is stable. In addition to issuer ratings, Moody’s has assigned the Bank a long term deposit rating of A3, a short-term deposit rating of P-2, and a C for financial strength. An issuer rated Baa by Moody’s offers adequate financial security, however, certain protective elements may be lacking or may be unreliable over any great period of time. Moody’s bank deposit ratings are opinions of the bank’s ability to repay punctually its foreign and domestic currency deposit obligations. An A rating for deposits represents good credit quality, however, elements may be present that suggest a susceptibility to impairment over the long-term. Banks rated P-2 for short-term deposits offer strong credit quality and a strong capacity for timely payment of short-term deposit obligations. Financial strength ratings represent Moody’s opinion of a bank’s intrinsic safety and soundness and, as such, exclude certain external credit risks and credit support elements that are addressed by Moody’s bank deposit ratings. Banks rated C possess adequate intrinsic financial strength and are typically institutions with more limited, but still valuable, business franchises, good financial fundamentals, and a predictable and stable operating environment.

Liquidity

An important objective of the asset/liability management is to manage liquidity. The objective of liquidity management is to ensure that funds are available in a timely manner to meet loan demand, to meet depositors’ needs, and to service other liabilities as they become due without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity. We have increased our use of other sources of liquidity available to us, including federal funds purchased, FHLB advances, repurchase agreements, and other short-term borrowing arrangements. Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of six months, and anticipated near-term cash flows from investments.

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. Our ratio of liquid assets to total deposits was 34.1% and 39.6% at December 31, 2006 and 2005, respectively, both well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities such as the percentage of liquid assets to volatile liabilities and our loan-to-deposit ratio.

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its investment portfolio assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Part I. Item 1. Business—Supervision and Regulation—Restriction on Dividends.”

Condensed Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Cash and due from banks	$393,284	$286,446	$284,208
Securities purchased under agreements to resell and other short-term investment securities	239,301	175,652	343,010
Cash and cash equivalents	$632,585	$462,098	$627,218
Percentage of total assets	10.5%	8.3%	12.2%
Net cash provided by operating activities	$127,605	$113,564	$94,336
Net cash used by investing activities	(299,569)	(567,893)	(876,320)
Net cash provided by financing activities	342,451	289,209	573,889
Net increase (decrease) in cash and cash equivalents	$170,487	$(165,120)	$(208,095)

In analyzing our liquidity for 2006, 2005 and 2004, reference is made to our consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004; see Item 8. Consolidated Financial Statements and Supplemental Data. The statement of cash flows includes separate categories for operating, investing, and financing activities.

2006

Cash provided by operating activities was $127.6 million for 2006, which included net income of $89.4 million. Significant adjustments for noncash items included $18.4 million related to impairment of goodwill, $9.9 related to provision for loan losses, $21.3 million of stock-based compensation and $9.6 million of depreciation and amortization offset by amortization of deferred warrant related loan fees of $7.1 million and changes in the fair value of derivatives of $10.5 million.

Cash used for investing activities was $299.6 million for 2006. Net cash outflow was primarily driven by a net increase in loans of $646.0 million, purchases of premises and equipment of $20.7 million and purchases of investment securities of $129.2 million, offset by $119.2 million in proceeds from the sale of investment securities and $370.9 million in proceeds from maturities and pay-downs of investment securities.

Cash provided by financing activities was $342.5 million for 2006. Increases in short-term borrowings of $404.1 million and a $150.0 million increase from proceeds from issuance of other long-term debt provided the primary sources of financing, which were offset by declines in deposits of $195.1 million and common stock repurchases of $103.8 million.

Cash and cash equivalents at December 31, 2006 were $632.6 million.

2005

Cash provided by operating activities for 2005 was $113.6 million, which included net income of $92.5 million. Significant adjustments for noncash items included $9.8 million in tax benefits related to stock compensation, $7.9 million of stock-based compensation and $7.8 million of depreciation and amortization offset by amortization of deferred warrant related loan fees of $6.1 million, net investment gains of $4.3 million and changes in fair value of derivatives of $3.3 million.

Cash used for investing activities was $567.9 million for 2005. Net cash outflow was primarily driven by a net increase in loans of $549.4 million and purchases of premises and equipment of $18.3 million. In addition, purchases of investment securities of $534.3 million, offset by $27.3 million in proceeds from the sale of investment securities and $495.4 million in proceeds from maturities and pay-downs of investment securities also contributed to the net cash outflow.

Cash provided by financing activities was $289.2 million for 2005, largely driven by net increases in other borrowings of $269.7 million and capital contributions from minority interest participants net of distributions of $45.4 million. Deposits and proceeds from the issuance of common stock due to exercises of employee stock options also contributed $33.2 million and $18.6 million, respectively. These sources of cash were offset by repurchases of our common stock of $77.7 million during 2005.

Cash and cash equivalents were $462.1 million at December 31, 2005.

2004

Cash provided by operating activities for 2004 was $94.3 million, which included net income of $63.9 million. Significant adjustments for noncash items included $9.9 million in tax benefits related to stock compensation, depreciation and amortization of $8.8 million, and deferred income tax expense of $5.6 million, offset by a net recovery of loan losses of $10.3 million, amortization of deferred warrant related loan fees of $5.7 million and net investment gains of $5.2 million. Sources of cash from changes in other assets and liabilities included increases in accrued retention, incentive plans and other compensation benefits payable of $17.3 million and a decrease in income tax receivable of $4.6 million. These sources of cash were offset by a $7.3 million increase in accounts receivable and an increase in accrued interest receivable of $3.4 million.

Cash used for investing activities was $876.3 million for 2004. Net cash outflow was primarily driven by purchases of investment securities of $1.4 billion, partially offset by $162.0 million in proceeds from the sale of investment securities and $729.2 million in proceeds from maturities and pay-downs of investment securities. A net increase in loans of $341.7 million also contributed to the net cash outflow.

Cash provided by financing activities was $573.9 million for 2004, largely driven by net increases in deposits of $552.7 million. Proceeds from the issuance of common stock due to exercises of employee stock options and capital contributions from minority interest participants net of distributions also contributed $25.1 million and $16.9 million, respectively. These sources of cash were offset by repurchases of our common stock of $12.6 million during 2004 and a decrease in other borrowings of $8.1 million.

Cash and cash equivalents were $627.2 million at December 31, 2004.

Financial Ratios

	Year Ended December 31,
	2006	2005	2004
Return on average assets	1.66%	1.78%	1.34%
Average stockholders’ equity as a percentage of average assets	10.94%	10.43%	10.38%
Return on average stockholders’ equity	15.17%	17.09%	12.90%
Earnings retained	94.7%	99.2%	100.0%
Internal capital growth	14.37%	16.95%	12.90%

Capital Ratios

Both SVB Financial and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-

based capital ratio requirements are 10.0% and 6.0%, respectively, for a well-capitalized depository institution.

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

Both the capital ratios of SVB Financial and the Bank were in excess of regulatory guidelines for a well-capitalized depository institution as of December 31, 2006, 2005 and 2004. See “Item 8. Consolidated Financial Statements and Supplementary Data—Note 21. Regulatory Matters”. Capital ratios for SVB Financial are set forth below:

	December 31,
	2006	2005	2004
Total risk-based capital ratio	13.95%	14.75%	16.09%
Tier 1 risk-based capital ratio	12.34%	12.39%	12.75%
Tier 1 leverage ratio	12.46%	11.64%	11.17%

The decrease in total risk-based capital and Tier 1 risk-based capital in 2006 and 2005 was due to the declining eligibility of our convertible bond as it approaches maturity, repurchases of our common stock and growth in risk weighted assets, particularly loans. The Tier 1 leverage ratio increased due to the earnings generated by the consolidated companies offset slightly by share repurchases executed over the course of the year.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and commercial and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $4.1 billion and $3.5 billion at December 31, 2006 and 2005, respectively. Out of these available commitment balances, the fixed-rate commitments were $611.7 million and $325.5 million at December 31, 2006 and 2005, respectively. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.6 billion and $0.9 billion at December 31, 2006 and 2005, respectively. Our potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending loan commitments as we do in making loans. The actual liquidity needs or the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, intellectual property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management’s evaluation of the adequacy of the liability for unfunded credit commitments. Additionally, we had aggregate maximum lending limits of $468.1 million and $472.7 million as of December 31, 2006 and 2005, respectively, related to our accounts receivable factoring arrangements. We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credits

Commercial and standby letters of credit represent conditional commitments issued by us on behalf of a client to support the performance of a client to a third party when certain specified future events have yet to occur. Commercial letters of credit are issued primarily for inventory purchases by a client and are typically short-term in nature. We provide two types of standby letters of credit, performance and financial standby letters of credit. Performance standby letters of credit are issued in connection with the performance of a client to a third party when certain specified future events have yet to occur and are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices. Financial standby letters of credit are conditional undertakings issued by us in connection with the payment by a client to a third party (beneficiary) and are primarily used to support many types of domestic and international payments. These standby letters of credit have fixed expiration dates and generally require a fee to be paid by the client at the time we issue the commitment. Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period.

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

The table below summarizes our commercial and standby letters of credit at December 31, 2006. The maximum potential amount of future payments represents the amount that could be lost under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year Or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$605,020	$34,705	$639,725	$639,725
Performance standby letters of credit	17,376	9,745	27,121	27,121
Commercial letters of credit	6,511	—	6,511	6,511
Total	$628,907	$44,450	$673,357	$673,357

At December 31, 2006 and 2005, deferred fees related to financial and performance standby letters of credit were $3.9 million and $4.0 million, respectively. At December 31, 2006, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credits was $267.4 million.

Credit Card Guarantees

The Bank, as a financial provider, routinely guarantees credit cards for some of our customers which have been provided by an unaffiliated financial institution. The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. Certain of these amounts are secured by certificates of deposit and other assets which the Bank has rights to in the event of nonperformance by the customers. The total amount of this guarantee was $72.6 million at December 31, 2006. The fair value of the liability associated with this guarantee is not significant. Credit card fees totaled $4.6 million, $3.7 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Commitments to Invest in Private Equity Fund Investments

We make commitments to invest in private equity funds, which in turn make investments in privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the fund. The timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, the overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments and our unfunded commitments at December 31, 2006.

(Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership %
Our Ownership in Limited Partner:
Silicon Valley BancVentures, LP	$6,000	$900	10.7%
SVB Capital Partners II, LP(1)	39,575	35,541	8.5
SVB Strategic Investors Fund, LP	15,300	3,522	12.6
SVB Strategic Investors Fund II, LP	15,000	10,050	8.6
SVB Strategic Investors Fund III, LP	15,000	13,500	6.5
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	12,750	24.2
Gold Hill Venture Lending 03, LP	20,405	5,305	9.3
Other Funds(2)	77,116	25,245	—%
Total	$228,396	$116,563

(1)          Includes 0.5% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC, and 8.5% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.

(2)          Represents commitments to 302 private equity funds where our ownership interest is less than 5%.

Contractual Obligations and Commercial Commitments

As of December 31, 2006, we, or the funds in which we have an ownership interest and manage, had the following unfunded contractual obligations and commercial commitments:

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Borrowings	$1,036,002	$683,537	$301,110	$—	$51,355
Non-cancelable operating leases, net of income from subleases	62,933	12,783	22,821	15,624	11,705
Remaining unfunded commitments to wholly owned fund investments	25,245	25,245	—	—	—
Remaining unfunded commitments to Partners for Growth, LP	9,750	9,750	—	—	—
Remaining unfunded commitments to Partners for Growth II, LP	12,750	12,750
Remaining unfunded commitments by Gold Hill Venture Lending 03, LP	5,305	5,305	—	—	—
Remaining unfunded commitments to our managed funds:
SVB Strategic Investors Fund, LP(1)	3,522	3,522	—	—	—
SVB Strategic Investors Fund II, LP(1)	10,050	10,050	—	—	—
SVB Strategic Investors Fund III, LP(1)	13,500	13,500
Silicon Valley BancVentures, LP(1)	900	900	—	—	—
SVB Capital Partners II, LP	35,541	35,541	—	—	—
Remaining unfunded commitments to all limited partnership investees of our managed funds:
To private equity funds by SVB Strategic Investors Fund, LP(1)	13,668	13,668	—	—	—
To private equity funds by SVB Strategic Investors Fund II, LP(1)	111,370	111,370	—	—	—
To private equity funds by SVB Strategic Investors Fund III, LP(1)	81,633	81,633	—	—	—

	Amount of Commitment Expiring Per Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments
Commitments to extend credit	$4,702,674	$3,784,011	$823,843	$53,886	$40,934
Standby letters of credit	666,846	622,396	43,983	430	37
Commercial letters of credit	6,511	6,511	—	—	—

(1)          See Item 8. Consolidated Financial Statements and Supplementary Data—Note 7. Investment Securities, for further disclosure related to investment securities. We make investment commitments to invest in funds. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the fund. The timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.

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

We manage interest rate risk principally through strategies involving our investment securities and funding portfolios. Our policies also permit the use of off-balance sheet derivative instruments in managing interest rate risk.

We had a fair value hedge in effect at December 31, 2006. This hedge is a $50.0 million fixed-for-variable swap of our 7% junior subordinated debentures, described in Item 8. Consolidated Financial Statements and Supplementary Data—Note 12. Borrowings and under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Junior Subordinated Debentures. During 2006, we paid interest expense of $3.4 million on the 7.0% junior subordinated debentures. However, the fair value hedge agreement provided a cash benefit of $0.3 million, resulting in net interest expense of $3.1 million for 2006.

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

Interest Rate Sensitivity Analysis

The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets and interest-sensitive liabilities that are anticipated to re-price within a specific time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest-sensitive liabilities re-pricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. The gap analysis as of December 31, 2006 indicates that the cumulative one-year gap as a percentage of interest-earning assets was a positive 36.4%.

The following table illustrates our interest rate sensitivity gap positions at December 31, 2006:

	Assets and liabilities that mature or reprice
(Dollars in thousands)	Immediately	1 Day to 1 Month	After 1 Month to 3 Months	After 3 Months to 6 Months	After 6 Months to 1 Year	After 1 Year to 5 Years	After 5 Years	Not Stated	Total
Assets:
Cash and due from bank, securities purchased under agreement to resell and other short-term investments(1)	$—	$239,301	$—	$—	$—	$—	$—	$393,284	$632,585
Investment securities:
U.S. Treasury and agencies obligations(2)	—	—	30,536	20,000	50,000	160,000	—	—	260,536
Collateralized mortgage obligations, mortgage-backed and asset-backed securities(2)	—	25,162	3,697	47,388	101,463	637,258	313,241	—	1,128,209
Other debt, marketable equity and non-marketable securities	—	14,674	4,059	3,605	7,275	41,255	232,730		303,598
Total investment securities	—	39,836	38,292	70,993	158,738	838,513	545,971	—	1,692,343
Loans, net of unearned income(3)	2,179,560	314,935	167,502	100,919	156,179	459,882	103,425	—	3,482,402
Allowance for loan losses	—	(42,747)	—	—	—	—	—	—	(42,747)
Other assets	—	—	—	—	—	—	—	316,869	316,869
Total assets	$2,179,560	$551,325	$205,794	$171,912	$314,917	$1,298,395	$649,396	$710,153	$6,081,452
Liabilities, Minority Interest and Stockholders’ Equity:
Deposits:
Noninterest-bearing demand	$—	$—	$—	$—	$—	$—	$—	$3,039,528	$3,039,528
NOW and money market	—	15,371	29,709	42,099	76,046	347,292	194,260	—	704,777
Time	—	133,636	54,279	43,367	80,936	1,102	—	—	313,320
Total deposits	—	149,007	83,988	85,466	156,982	348,394	194,260	3,039,528	4,057,625
Contingently convertible debt	—	—	—	—	—	148,441	—	—	148,441
Junior subordinated debentures	—	—	—	—	—	51,355	—	—	51,355
Long-term FHLB advances	—	—	—	—	—	150,000	—	—	150,000
Other long-term debt	—	—	—	—	—	2,669	—	—	2,669
Short-term borrowings	—	683,537	—	—	—	—	—	—	683,537
Other liabilities	—	—	—	—	—	—	—	193,296	193,296
Minority interest in capital of consolidated affiliates	—	—	—	—	—	—	—	166,015	166,015
Stockholders’ equity	—	—	—	—	—	—	—	628,514	628,514
Total liabilities, minority interest, and stockholders’ equity	$—	$832,544	$83,988	$85,466	$156,982	$700,859	$194,260	$4,027,353	$6,081,452
Off-Balance Sheet Items:
Interest rate swap	$—	$(50,000)	$—	$—	$—	$50,000	$—	$—	$—
Gap	2,179,560	(331,219)	121,806	86,446	157,935	647,536	455,136	(3,317,200)	—
Cumulative gap	2,179,560	1,848,341	1,970,147	2,056,593	2,214,528	2,862,064	3,317,200	—	—

(1)                Includes interest-bearing deposits in other financial institutions of $34.4 million as of December 31, 2006.

(2)                Principal cash flows are based on estimated principal payments as of December 31, 2006.

(3)                Maturity/repricing columns for fixed rate loans are based upon the amount and timing of related principal payments as of December 31, 2006.

Market Value of Portfolio Equity

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as the market value of portfolio equity (“MVPE”). Another application measures the impact of market interest rate changes on our net interest income (“NII”).

The following table presents our MVPE and NII exposure at December 31, 2006 and 2005, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

	Estimated	Estimated Increase/ (Decrease) in MVPE		Estimated	Estimated Increase/ (Decrease) in NII
Change in interest rates (basis points)	MVPE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
December 31, 2006:
+200	$1,054,640	$(157)	—%	$441,824	$35,898	8.8%
+100	1,053,017	(1,780)	(0.2)	424,034	18,108	4.5
-	1,054,797	—	—	405,926	—	—
-100	1,040,079	(14,718)	(1.4)	384,080	(21,846)	(5.4)
-200	$1,001,861	$(52,936)	(5.0)%	$358,625	$(47,301)	(11.7)%
December 31, 2005:
+200	$1,136,407	$(12,792)	(1.1)%	$408,682	$41,236	11.2%
+100	1,143,348	(5,851)	(0.5)	388,086	20,640	5.6
-	1,149,199	—	—	367,446	—	—
-100	1,138,898	(10,301)	(0.9)	344,489	(21,957)	(6.2)
-200	$1,093,921	$(55,278)	(4.8)%	$312,746	$(54,700)	(14.9)%

The preceding table indicates that at December 31, 2006, in the event of an instantaneous and sustained increase or decrease in market interest rates, our MVPE would be expected to increase or decrease accordingly.

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

Our MVPE and NII sensitivity at December 31, 2006, decreased from December 31, 2005, primarily due to increases in short-term borrowings and higher levels of current interest rates in the up rate scenarios. Our MVPE sensitivity increased in the down rate scenarios and our NII sensitivity decreased due to changes in the balance sheet structure of our deposit and funding portfolios.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SVB Financial Group:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that SVB Financial Group and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of years in the three-year period ended December 31, 2006 and our report dated March 1, 2007, expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

San Francisco, California
March 1, 2007

Item 8.   Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SVB Financial Group:

We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting as of December 31, 2006.

As discussed in Note 2 and Note 4 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ KPMG LLP

San Francisco, California
March 1, 2007

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2006	2005
Assets
Cash and due from banks	$393,284	$286,446
Securities purchased under agreement to resell and other short-term investment securities	239,301	175,652
Investment securities	1,692,343	2,037,270
Loans, net of unearned income	3,482,402	2,843,353
Allowance for loan losses	(42,747)	(36,785)
Net loans	3,439,655	2,806,568
Premises and equipment, net of accumulated depreciation and amortization	37,306	25,099
Goodwill	21,296	35,638
Accrued interest receivable and other assets	258,267	175,042
Total assets	$6,081,452	$5,541,715
Liabilities, Minority Interest and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$3,039,528	$2,934,278
Negotiable order of withdrawal (NOW)	35,983	39,573
Money market	668,794	961,052
Time	313,320	317,827
Total deposits	4,057,625	4,252,730
Short-term borrowings	683,537	279,475
Contingently convertible debt	148,441	147,604
Junior subordinated debentures	51,355	48,228
Other long-term debt	152,669	—
Other liabilities	193,296	124,921
Total liabilities	5,286,923	4,852,958
Commitments and contingencies
Minority interest in capital of consolidated affiliates	166,015	119,456
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 34,401,230 shares and 35,164,680 shares outstanding, respectively	34	35
Additional paid-in capital	4,873	8,439
Retained earnings	641,528	587,713
Unearned compensation	—	(5,792)
Accumulated other comprehensive loss	(17,921)	(21,094)
Total stockholders’ equity	628,514	569,301
Total liabilities, minority interest and stockholders’ equity	$6,081,452	$5,541,715

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2006	2005	2004
Interest income:
Loans	$299,001	$219,283	$157,604
Investment securities:
Taxable	74,523	83,950	69,839
Non-taxable	3,026	3,695	5,004
Securities purchased under agreement to resell and other short-term investment securities	11,089	9,531	8,421
Total interest income	387,639	316,459	240,868
Interest expense:
Deposits	8,905	10,933	8,423
Other borrowings	26,277	6,233	2,968
Total interest expense	35,182	17,166	11,391
Net interest income	352,457	299,293	229,477
Provision for (recovery of) loan losses	9,877	237	(10,289)
Net interest income after provision for (recovery of) loan losses	342,580	299,056	239,766
Noninterest income:
Client investment fees	44,345	33,255	26,919
Foreign exchange fees	21,045	17,906	12,897
Gains on derivative instruments, net	17,949	6,750	3,428
Corporate finance fees	11,649	22,063	22,024
Deposit service charges	10,159	9,805	13,538
Letter of credit and standby letter of credit income	9,943	10,007	9,994
Gains on investment securities, net	2,551	4,307	5,198
Other	23,565	13,402	13,776
Total noninterest income	141,206	117,495	107,774
Noninterest expense:
Compensation and benefits	188,588	163,590	153,897
Professional services	40,791	28,729	17,068
Impairment of goodwill	18,434	—	1,910
Net occupancy	17,369	16,210	18,134
Furniture and equipment	15,311	12,824	12,403
Business development and travel	12,760	10,647	9,718
Correspondent bank fees	5,647	5,530	5,340
Data processing services	4,239	4,105	3,647
Telephone	4,081	3,703	3,367
(Reduction of) provision for unfunded credit commitments	(2,461)	927	1,549
Other	17,744	13,595	14,797
Total noninterest expense	322,503	259,860	241,830
Income before minority interest in net income of consolidated affiliates and income tax expense	161,283	156,691	105,710
Minority interest in net income of consolidated affiliates	(6,308)	(3,396)	(3,090)
Income before income tax expense	154,975	153,295	102,620
Income tax expense	65,782	60,758	38,754
Net income before cumulative effect of change in accounting principle	89,193	92,537	63,866
Cumulative effect of change in accounting principle, net of tax	192	—	—
Net income	$89,385	$92,537	$63,866
Earnings per common share—basic, before cumulative effect of change in accounting principle	$2.57	$2.64	$1.81
Earnings per common share—diluted, before cumulative effect of change in accounting principle	$2.37	$2.40	$1.70
Earnings per common share—basic	$2.58	$2.64	$1.81
Earnings per common share—diluted	$2.38	$2.40	$1.70

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Net income	$89,385	$92,537	$63,866
Other comprehensive income (loss), net of tax:
Cumulative translation gains (losses):
Foreign currency translation gains (losses)	462	(168)	—
Related tax effect	(191)	70	—
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses)	7,028	(35,270)	(9,600)
Related tax effect	(2,331)	14,236	4,010
Reclassification adjustment for (losses) gains included in net income	(3,061)	(2,135)	2,202
Related tax effect	1,266	886	(920)
Total other comprehensive income (loss), net of tax	3,173	(22,381)	(4,308)
Total comprehensive income	$92,558	$70,156	$59,558

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Retained	Unearned	Accumulated Other Comprehensive
(Dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income	Total
Balance at December 31, 2003	35,028,470	$35	$17,508	$436,047	$(1,232)	$5,595	$457,953
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,241,625	1	30,433	—	(5,650)	—	24,784
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	9,863	—	—	—	9,863
Net income	—	—	—	63,866	—	—	63,866
Amortization of unearned compensation	—	—	—	—	2,370	—	2,370
Net change in unrealized gains (losses) on available-for-sale investment securities	—	—	—	—	—	(4,308)	(4,308)
Real estate investment trust dividend	—	—	—	(2)	—	—	(2)
Common stock repurchases	(300,000)	—	(12,578)	—	—	—	(12,578)
Balance at December 31, 2004	35,970,095	$36	$45,226	$499,911	$(4,512)	$1,287	$541,948
Common stock issued under employee benefit plans, net of restricted stock cancellations	883,385	1	25,851	—	(7,226)	—	18,626
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	9,811	—	—	—	9,811
Net income	—	—	—	92,537	—	—	92,537
Amortization of unearned compensation	—	—	—	—	5,946	—	5,946
Net change in unrealized gains (losses) on available-for-sale investment securities	—	—	—	—	—	(22,283)	(22,283)
Translation adjustments	—	—	—	—	—	(98)	(98)
Other noncash employee benefit plan	—	—	477	—	—	—	477
Common stock repurchases	(1,688,800)	(2)	(72,926)	(4,735)	—	—	(77,663)
Balance at December 31, 2005	35,164,680	$35	$8,439	$587,713	$(5,792)	$(21,094)	$569,301
Common stock issued under employee benefit plans, net of restricted stock cancellations	1,380,965	1	33,871	—	—	—	33,872
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	15,127	—	—	—	15,127
Net income	—	—	—	89,385	—	—	89,385
Amortization of unearned compensation	—	—	(5,792)	—	5,792	—	—
Net change in unrealized gains (losses) on available-for-sale investment securities	—	—	—	—	—	2,862	2,862
Translation adjustments	—	—	—	—	—	311	311
Other noncash employee benefit plan	—	—	393	—	—	—	393
Common stock repurchases	(2,144,415)	(2)	(69,646)	(34,111)	—	—	(103,759)
Stock-based compensation expense under SFAS 123R	—	—	21,340	—	—	—	21,340
Other—net	—	—	1,141	(1,459)	—	—	(318)
Balance at December 31, 2006	34,401,230	$34	$4,873	$641,528	$—	$(17,921)	$628,514

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$89,385	$92,537	$63,866
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	9,877	237	(10,289)
Changes in fair values of derivatives, net	(10,457)	(3,332)	1,939
Gains on investment securities, net	(2,551)	(4,307)	(5,198)
Depreciation and amortization	9,639	7,797	8,779
Impairment of goodwill	18,434	—	1,910
Minority interest	6,308	3,396	3,090
Tax benefit of original issue discount	3,196	3,031	2,866
Tax benefits of share-based compensation and other	(103)	6,780	6,997
Amortization of share-based compensation	21,340	7,873	3,563
Amortization of deferred warrant-related loan fees	(7,109)	(6,123)	(5,656)
Deferred income tax (benefit) expense	(5,236)	(990)	5,572
Changes in other assets and liabilities:
Increase in accrued interest receivable	(1,736)	(9,693)	(3,370)
Decrease (increase) in accounts receivable	218	7,605	(7,317)
(Increase) decrease in income tax receivable, net	(5,540)	1,993	4,646
(Decrease) increase in accrued retention, incentive plans, and other compensation benefits payable	(1,826)	1,636	17,338
(Reduction of) provision for unfunded credit commitments	(2,462)	927	1,549
Other, net	6,228	4,197	4,051
Net cash provided by operating activities	127,605	113,564	94,336
Cash flows from investing activities:
Purchases of available-for-sale securities	(30,107)	(448,352)	(1,367,746)
Proceeds from sales of available-for-sale securities	119,200	11,860	148,005
Proceeds from maturities and pay downs of available-for-sale securities	314,642	481,573	723,948
Purchases of nonmarketable securities (cost and equity method accounting)	(40,304)	(14,500)	(21,071)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	20,076	5,766	6,852
Proceeds from nonmarketable securities (cost and equity method accounting)	23,398	13,831	5,211
Purchases of nonmarketable securities (investment fair value accounting)	(58,758)	(71,462)	(42,836)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	12,830	9,674	7,154
Net increase in loans	(646,005)	(549,379)	(341,652)
Proceeds from recoveries of charged-off loans	10,150	11,351	14,236
Payment for acquisition, net of cash acquired	(3,994)	—	—
Purchases of premises and equipment	(20,697)	(18,255)	(8,421)
Net cash used by investing activities	(299,569)	(567,893)	(876,320)
Cash flows from financing activities:
Net (decrease) increase in deposits	(195,105)	33,216	552,673
Proceeds from issuance of other long-term debt	150,000	—	—
Increase (decrease) in short-term borrowings	404,062	269,655	(8,141)
Capital contributions from minority interest participants, net of distributions	41,347	45,375	16,851
Stock compensation related tax benefits	12,034	—	—
Proceeds from issuance of common stock	33,872	18,626	25,084
Repurchase of common stock	(103,759)	(77,663)	(12,578)
Net cash provided by financing activities	342,451	289,209	573,889
Net increase (decrease) in cash and cash equivalents	170,487	(165,120)	(208,095)
Cash and cash equivalents at beginning of year	462,098	627,218	835,313
Cash and cash equivalents at end of year	$632,585	$462,098	$627,218
Supplemental disclosures:
Cash paid during the period for:
Interest paid	$32,554	$17,036	$11,305
Income taxes paid	$61,330	$49,984	$25,307
Noncash items during the period:
Additions to other real estate owned	$—	$6,255	$—
Expense associated to loans issued under EHOP	$393	$477	$287
Increase in deferred rent liability and accounts receivable related to landlord non-cash incentives	$—	$—	$6,992
Increase in deferred rent liability and deferred rent asset related to rent abatement regarding the renewal of the lease of the headquarters property	$—	$—	$2,255

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business

Nature of Business

SVB Financial Group and its subsidiaries and divisions (which we refer to collectively as “we”, “our” or “us” in this Form 10-K) offer a diversity of banking and financial products and services to support our clients throughout their life cycles, regardless of their size or stage of maturity. SVB Financial Group, our parent company (which we refer to as “SVB Financial” or the “Parent”) is a bank holding company and financial holding company, incorporated in the state of Delaware in March 1999. We are headquartered in Santa Clara, California.

We offer commercial banking products and services through our principal subsidiary, Silicon Valley Bank (the “Bank”), which is a California state-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as investment banking, funds management, private equity investment and equity valuation, through our other subsidiaries and divisions. We primarily focus on serving our clients in the following niches:  technology, life sciences, private equity and premium wine.

For reporting purposes, SVB Financial Group has four operating segments in which we report our financial information: Commercial Banking, SVB Capital, SVB Alliant and Other Business Services. Our Commercial Banking segment includes our commercial banking services through the Bank and its subsidiaries, where we offer lending, deposit, cash management, global trade, brokerage and investment advisory products and services. Our SVB Capital segment consists of our private equity division, which focuses on providing banking products and services to private equity firms and funds management. Our SVB Alliant segment is comprised of our investment banking subsidiaries, which provides advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. Lastly, all other businesses, such as SVB Private Client Services (private banking), SVB Global (global expansion) and SVB Analytics (equity valuation and management), are included in the Other Business Services segment.

2.   Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Material estimates that are particularly susceptible to possible change in the near term relate to the valuation of non-marketable securities, the adequacy of the allowance for loan losses, valuation of equity warrant assets, valuation of goodwill and the adequacy of the allowance for unfunded commitments.

Principles of Consolidation and Presentation

Our consolidated financial statements include the accounts of SVB Financial Group and our majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. All

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

significant intercompany accounts and transactions have been eliminated. If we own at least 20%, but less than 50% voting interest and have the ability to exert significant influence over the financial operations and policies of an affiliate corporation, we account for the investment using the equity method. If we own less than 20% voting interest of a company and do not extend significant influence over the financial operations and policies of the company, we carry the investment at cost less other than a temporary impairment, except marketable equity securities classified as available-for-sale securities, which we carry at fair value with changes in fair value included in other comprehensive income, net of applicable taxes. If we own more than 5%, but less than 50%, in a limited partnership, we account for the investment using the equity method. If we own less than 5% in a limited partnership, we carry the investment at cost less other than a temporary impairment. Assets accounted for under the equity and cost method are included in investment securities.

We are variable interest holders in certain partnership for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). The following provides a summary of the VIEs in which we have a significant variable interest, and discusses the accounting changes that resulted from the adoption of FIN 46R.

We have a significant variable limited partnership interest in the Gold Hill Venture Lending Partners 03, LLC (“GHLLC”), which is the general partner of Gold Hill Venture Lending 03, LP, a venture debt fund, and certain affiliated funds (the “Gold Hill Funds”). GHLLC was formed in 2000 and was consolidated as a wholly-owned subsidiary until it admitted additional members in the third quarter of 2004, which caused GHLLC to meet the FIN 46R definition of a VIE, since we have disproportionately few voting rights and substantially all of GHLLC’s activities involve or are conducted on our behalf. Because we are the primary beneficiary of the entity, we continued to consolidate GHLLC, subsequent to the admission of additional members, as a VIE under FIN 46R which requires that the elimination of intercompany balances and transactions be attributed to the primary beneficiary (and not to noncontrolling interests) in the consolidated financial statements. Creditors of the entity do not have recourse against us, and our exposure to loss as a result of involvement with GHLLC at December 31, 2006 was limited to approximately $13.8 million of net equity investment in the entity and approximately $5.2 million of commitments for future investments. None of the Gold Hill Funds meets the FIN 46R definition of a VIE.

SVB Financial owns 100% of the common stock of SVB Capital II, an entity formed in October 2003 to issue trust preferred securities. SVB Financial has provided a full and unconditional guarantee of the trust preferred securities and SVB Capital II has no operating history or independent operations and is not engaged in and does not propose to engage in any other activity. SVB Capital II meets the FIN 46R definition of a VIE, but we are not the primary beneficiary in this entity because, as a result of our investment being funded by SVB Capital II, the investment is not considered to be at risk. As such, SVB Capital II was not consolidated into our financial statements at December 31, 2006, or December 31, 2005. The junior subordinated debentures held by SVB Financial ($51.4 million at December 31, 2006) are included in our borrowings. See Note 12. Borrowings. We are not exposed to loss related to SVB Capital II. The Federal Reserve Board announced in July 2003 that qualifying trust preferred securities will continue to be treated as Tier 1 capital until notice is given to the contrary.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash balances due from banks, interest-earning deposits, securities purchased under agreement to resell and other short-term investment securities. For purposes of the consolidated statements of cash flows, we consider cash equivalents to be highly liquid investments that are readily convertible to known amounts of cash with original maturity or purchased maturity dates generally of 90 days or less.

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

Securities purchased with the ability and positive intent to hold to maturity are classified as held-to-maturity and are accounted for at historical cost, adjusted for the amortization of premiums or the accretion of discounts to maturity, where appropriate. Unrealized losses on held-to-maturity securities become realized and are charged against earnings when it is determined that an other-than-temporary decline in value has occurred. We did not have any investments in the held-to-maturity portfolio at December 31, 2006 or 2005.

Securities not classified as trading or held to maturity are classified as available-for-sale and are accounted for at fair value. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity, until realized.

Securities acquired and held principally for the purpose of sale in the near term are classified as trading and are accounted for at fair value. Unrealized gains and losses resulting from fair value adjustments on trading securities, as well as gains and losses realized upon the sale of investment securities, are included in noninterest income. We did not have a fixed income trading portfolio at December 31, 2006 or 2005.

We consider a number of factors in determining other-than-temporary impairment. An indicator of impairment for both marketable equity and debt securities is a non-recoverable decline in market price below the amount recorded for that investment. We also consider the following factors:

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•                    The issuer’s financial condition, capital strength and near-term prospects, as well as its ability to make timely future payments;

•                    Any changes in credit ratings and any potential actions; and

•                    Our investment horizon.

Market valuations represent the current fair value of a security at a specified point in time and do not represent the risk of repayment of the principal due to our ability to hold the security to maturity. Gains and losses on securities are only realized upon the sale of the security prior to maturity. Whereas a credit downgrade represents an increased level of risk of other-than-temporary impairment it will only be recognized if we assess the downgrade to challenge the issuer’s ability to service the debt and to repay the principal at contractual maturity.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (“SFAS No. 91”), we use actual principal prepayment experience to calculate the constant effective yield necessary to apply the interest method in the amortization of purchase discounts or premiums on mortgage-backed securities. Estimates of future principal prepayments, provided by third-party market-data vendors, are used in addition to actual principal prepayment experience to calculate the constant effective yield necessary to apply the interest method in the amortization of purchase discounts or premiums on collateralized mortgage obligations.

Amortization of premiums and accretion of discounts on all other debt securities are included in interest income over the contractual terms of the underlying investment securities using the straight-line method, which does not vary materially from the effective interest method.

Non-Marketable Securities

Our accounting for investments in non-marketable securities depends on several factors, including the level of ownership/control and the legal structure of its subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) investment company fair value accounting, (ii) equity method accounting, or (iii) cost method accounting.

Investment Company Fair Value

Our non-marketable securities recorded pursuant to investment company fair value accounting consist of our investments in the following funds:

•                    Direct equity venture funds, Silicon Valley BancVentures, LP and SVB Capital Partners II, LP, which make equity investments in privately held companies;

•                    Funds of funds, SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, and SVB Strategic Investors Fund III, LP, which make investments in private equity funds; and

•                    Special situation debt fund, Partners for Growth, LP, which provides financing to companies in the form of structured loans and equity investments.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of our ownership interests in the investments held under investment company fair value accounting is presented in the following table:

Company Ownership in General Partner	Company Ownership
Silicon Valley BancVentures, Inc.(1)	100%
SVB Capital Partners II, LLC(1)	100%
SVB Strategic Investors, LLC(2)	100%
SVB Strategic Investors II, LLC(2)	100%
SVB Strategic Investors III, LLC(2)	100%

Company Ownership in Limited Partner	Company Ownership
Silicon Valley BancVentures, LP(1)	10.7%
SVB Capital Partners II, LP(1)	8.5%
SVB Strategic Investors Fund, LP(2)	12.6%
SVB Strategic Investors Fund II, LP(2)	8.6%
SVB Strategic Investors Fund III, LP(2)	6.5%
Partners for Growth, LP(3)	50.0%

Note—Entity’s results of operations and financial condition are included in the consolidated financial statements of SVB Financial Group net of minority interest.

(1)          The general partner, Silicon Valley BancVentures, Inc. is owned and controlled by SVB Financial and has an ownership interest of 10.7% in Silicon Valley BancVentures, LP. The general partner, SVB Capital II, LLC, is owned and controlled by SVB Financial and has an ownership interest of 0.5% in SVB Capital Partners II, LP. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, Silicon Valley BancVentures, LP and SVB Capital Partners II, LP are consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income. As of December 31, 2006, SVB Strategic Investors Fund II, LP has a 99.5% ownership in SVB Capital Partners II, LP.

(2)          The general partner of SVB Strategic Investors Fund, LP (“SIF I”), SVB Strategic Investors, LLC, is owned and controlled by SVB Financial and has an ownership interest of 12.6%. The general partner of SVB Strategic Investors Fund II, LP (“SIF II”), SVB Strategic Investors II, LLC, is owned and controlled by SVB Financial and has an ownership interest of 8.6%. The general partner of SVB Strategic Investors Fund III, LP (“SIF III”), SVB Strategic Investors III, LLC, is owned and controlled by SVB Financial and has an ownership interest of 6.5%. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, SIF I, II, and III are consolidated and any gains or losses resulting from changes in the estimated fair value of the venture capital fund investments are recorded as investment gains or losses in our consolidated net income.

(3)          The general partner of Partners for Growth, LP, Partners for Growth, LLC, is not owned or controlled by SVB Financial. The limited partners of this fund have substantive kick-out rights by which the general partner may be removed without cause by simple majority vote of the limited partners. SVB Financial has an ownership interest of slightly more than 50.0% in Partners for Growth, LP. Accordingly, the fund is consolidated and any gains or losses resulting from changes in the

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

Under investment company accounting, investments are carried at estimated fair value based on financial information obtained as the general partner of the fund or obtained from the funds’ respective general partner. For our fund investments, we utilize the most recent available financial information available from the investee general partner, usually September 30, for our December 31 consolidated financial statements, adjusted for any contributions paid or distributions received from the investment during the fourth quarter. The valuations generally remain at cost until such time that there is significant evidence of a change in value based upon consideration of the relevant market conditions, offering prices, operating results, financial conditions, exit strategies, and other pertinent information. Thus, any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income. The portion of any investment gains or losses attributable to the limited partners is reflected as minority interest in net income (loss) of consolidated affiliates and adjusts SVB Financial’s investment returns to reflect its percentage ownership.

Equity Method

Our equity method non-marketable securities consist of an investment in a venture debt fund and several qualified affordable housing tax credit funds.

The venture debt fund investment is in Gold Hill Venture Lending 03, LP, which provides financing to privately-held companies in the form of loans and equity investments. SVB Financial has direct and indirect interests totaling 9.3% in Gold Hill Venture Lending 03, LP. Our total interest in Gold Hill Venture Lending 03, LP exceeds the 3% to 5% ownership interest threshold established by Emerging Issue Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments (“EITF Topic D-46”) for cost method accounting. Accordingly, this limited partnership investment is accounted for under the equity method. We recognize our proportionate share of the results of operations of this equity method investee in its results of operations, based on the most current financial information available from the investee.

We invest in several qualified affordable housing projects, which provide us benefits in the form of tax credits. Under EITF 94-1, Accounting for Tax Benefits Resulting From Investments in Affordable Housing Projects, we account for such investments under the equity method in accordance with the provisions of the AICPA Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures.

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

Cost Method

Our cost method non-marketable securities and related accounting policies are described as follows:

•       In accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, equity securities, such as preferred or common stock in privately-held companies in which we hold an ownership interest of less than 20%

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and in which we do not have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the cost method.

•       In accordance with the provisions of EITF Topic D-46, investments in limited partnerships in which we hold an ownership interest of less than 5% and in which we do not have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the cost method. These non-marketable securities include investments in private equity funds.

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

Gains or losses on cost method investment securities that result from a portfolio company being acquired by a publicly traded company are marked to market when the acquisition occurs. The resulting gains or losses are recognized into consolidated net income on that date in accordance with EITF No. 91-5, Nonmonetary Exchange of Cost-Method Investments. Further fluctuations in the market value of these equity securities, which are classified as available-for-sale securities, are excluded from consolidated net income and are reported in accumulated other comprehensive income, net of applicable taxes, a component of stockholders’ equity. Upon the sale of these equity securities to a third party, gains and losses, which are measured from the acquisition value, are recognized in our consolidated net income.

Loans

Loans are reported at the principal amount outstanding, net of unearned loan fees. Unearned loan fees reflect residual unamortized deferred loan origination and commitment fees net of residual unamortized deferred loan origination costs. In addition to cash loan fees, we often obtain equity warrant assets to purchase a position in a client company’s stock in consideration for providing credit facilities. The grant date fair values of these equity warrant assets are deemed to be loan fees and are required to be deferred as unearned income and recognized as an adjustment of loan yield through loan interest income as prescribed by SFAS No. 91. The net amount of unearned loan fees is amortized into loan interest income over the contractual terms of the underlying loans and commitments using the constant effective yield method, adjusted for actual loan prepayment experience, or the straight-line method, as applicable.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense to provide for credit risk. Our allowance for loan losses is established for estimated loan losses that are probable but not yet realized. The process of estimating loan losses is imprecise. We apply the following evaluation process to our loan portfolio to estimate the required allowance for loan losses:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating and client niche. Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses is allocated based on a formula allocation for similarly risk-rated loans and client niches and includes an allowance for individual loans deemed to be impaired under the provisions of SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”).

Our evaluation process is designed to determine the adequacy of the allowance for loan losses. We assess the risk of losses inherent in the loan portfolio by utilizing modeling techniques. For this purpose we have developed a statistical model based on historical loan loss migration to estimate an appropriate allowance for outstanding loan balances. In addition, we apply a macro allocation to the results of the aforementioned model to ascertain the total allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the establishment of the allowance for loan losses rely, to a great extent, on the judgment and experience of our management.

Uncollectible Loans and Write-offs

Loans are considered for full or partial charge-offs in the event that principal or interest is over 180 days past due, the loan lacks sufficient collateral and it is not in the process of collection. We also consider writing off loans in the event of any of the following circumstances: 1) the impaired loan balances are not covered by the value of the source of repayment; 2) the loan has been identified for charge-off by regulatory authorities; and 3) any overdrafts greater than 90 days.

Other Real Estate Owned

Loans secured by real estate are transferred to Other Real Estate Owned (“OREO”) at the time of foreclosure. OREO is carried on our balance sheet at the lower of the recorded investment in the loan or the fair value of the property foreclosed upon less estimated costs of disposal. Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the fair value of the property less estimated costs of disposal is charged against the allowance for loan losses. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of noninterest expense when incurred. OREO of $5.7 million and $6.3 million at December 31, 2006 and 2005, respectively, is included in other assets.

Allowance for Unfunded Credit Commitments

We record a liability for probable and estimable losses associated with our unfunded loan commitment being funded and subsequently being charged off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described under our Allowance for Loan Losses, to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

trends to calculate a probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded commitments by credit risk-rating to derive the allowance for unfunded loan commitments. The allowance for unfunded credit commitments may also include certain macro allocations as deemed appropriate by our management. We reflect the allowance for unfunded credit commitments in other liabilities.

Nonaccrual Loans

SFAS No. 114 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures, require us to measure the impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the agreement.

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

Standby Letters of Credit

In accordance with the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), we recognize a liability at the inception of a standby letter of credit equivalent to the premium of the fee received for such guarantee. The liability recognized at the inception of the guarantee is equivalent to the premium or fee received or receivable. Among the types of guarantee contracts to which the provisions of FIN 45 apply are financial standby letters of credit and performance standby letters of credit.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We capitalize the costs of computer software developed or obtained for internal use in accordance with the provisions of SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Capitalized computer software costs consist of developed software, purchased software licenses and implementation costs.

For property and equipment that is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in noninterest expense in consolidated net income. We had no capitalized lease obligations at December 31, 2006 and 2005.

Lease Obligation

We lease all of our properties. It is our policy to evaluate and record leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, Accounting for Leases, (“SFAS No. 13”), Financial Accounting Standards Board Technical Bulletin No. 88-1, Issues Related to Account for Leases, (“FTB No. 88-1”) and Financial Accounting Standards Board Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, (“FSP No. 13-1”).

At the inception of the lease, each property is evaluated under SFAS No. 13 to determine whether the lease will be accounted as an operating or capital lease. We do not have any capital leases. For leases that contain rent escalations or landlord incentives, we record the total rent payable during the lease term, as determined above, using the straight-line method over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as lease obligation in accordance with FTB No. 88-1. We follow FSP No. 13-1 and recognize rent expense for facilities still under construction or leasehold improvement from the beginning date of the lease, even though the property cannot yet be occupied.

Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired.

On an annual basis or as circumstances dictate, our management reviews goodwill and evaluates events or other developments that may indicate impairment in the carrying amount. The impairment tests for goodwill are performed at the reporting unit level and require us to perform a two-step impairment test. First, we compare the aggregate fair value of our reporting unit to its carrying amount, including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reporting unit exceeds the fair value, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. We estimate the reporting unit’s implied fair value by using a discounted cash flow approach. These estimates involve many assumptions, including expected results of operations and assumed discount rates. These discount rates are based on standard industry practice, taking into account the expected equity risk premium, the size of the business and the probability of the reporting unit achieving its financial forecasts. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then goodwill impairment is recognized by writing goodwill down to the implied fair value.

Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the business, economic or political climate, an adverse action or assessment by a regulator, unanticipated competition, and a more-likely-than-not expectation that a reporting unit will be sold or disposed of.

Fee-based Services Revenue Recognition

Corporate Finance Fee Income

Contingent fees earned for mergers and acquisitions advisory services are recognized, in accordance with the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”), when we have fully completed our contractual and regulatory obligations related to our client service engagements.

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

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency exchange on behalf of our clients.

Other Fee Income

Credit card fees and deposit service charge fee income are recognized as earned on a monthly basis.

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

Share-Based Compensation

Prior to January 1, 2006, we accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. Under the intrinsic value method, stock options granted with exercise prices equal to the grant date fair value of our stock have no intrinsic value and therefore no expense was actually recorded for these options under APB 25. For pro forma disclosure only, we measured the fair value of our stock options using the Black-Scholes option-pricing model and expensed the value over the corresponding service period using the straight-line amortization approach. Equity-based awards for which stock-based compensation expense was actually recorded were generally grants of restricted stock awards and restricted stock units which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value was then recognized as an expense over the corresponding service period using an accelerated amortization approach in accordance with FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective transition method and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards that were granted prior to January 1, 2006 are being expensed over the remaining portion of their vesting period under the same amortization method and, for stock options, using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. Under SFAS 123(R), the fair value of stock options are being measured using the Black-Scholes option-pricing model while the fair value for restricted stock awards and restricted stock units are based on the quoted price of our common stock on the date of grant. For all stock-based awards granted on or after January 1, 2006, stock-based compensation expense is being amortized on a straight-line basis over the requisite service period. SFAS 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was a balance of $5.8 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share

We calculate earnings (loss) per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share for companies with potential common shares, such as warrants and stock options. Accordingly, basic earnings (loss) per common share is computed using the weighted-average number of common stock shares outstanding during the period. Diluted earnings (loss) per common share is computed using the weighted-average number of common stock shares and potential common shares outstanding during the period. Potential common shares consist of contingently convertible debt (using the “treasury stock” method), and stock options. Common stock equivalent shares are excluded from the computation if the effect is antidilutive. The dilutive effect of our contingently convertible debt is included in earnings per share in accordance with the provisions of EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (“EITF 04-8”).

Derivative Financial Instruments

We account for derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, and requires that all derivative instruments be recorded on the balance sheet at fair value. SFAS No. 133 was amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities (“SFAS No. 138”) and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 138 and SFAS No. 149 amended and provided clarification on the accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.

The accounting for changes in fair value of a derivative depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity.

We define other derivatives as derivatives that do not qualify for hedge accounting treatment as defined by SFAS No. 133, or derivatives that have not been designated in a hedging relationship. Changes in the fair value of other derivatives that do not qualify for hedge treatment or are not designated in a hedging relationship are recognized immediately in earnings.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge and if the fair value hedge is fully effective, the gain or loss on the hedging instrument would offset the loss or gain on the hedged item attributable to the hedged risk. Any difference that does arise would be the result of hedge ineffectiveness, which is recognized in earnings. If the derivative instrument meets the qualification for the short-cut treatment, as defined by SFAS No. 133, the period end gross positive fair value is recorded in other assets or gross negative fair values are recorded in other liabilities and an offsetting amount is recorded to the asset or liability being hedged (see Note 14. Derivative Financial Instruments).

Equity Warrant Assets

Equity warrant assets for shares of private and public companies are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We account for equity warrant assets with net settlement terms in certain private and public client companies as derivatives. In general, equity warrant assets entitle us to buy a specific number of shares of stock at a specific price over a specific time period. Certain equity warrant assets contain contingent provisions, which adjust the underlying number of shares or strike price upon the occurrence of certain future events. Our warrant agreements contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). Because we can net settle our warrant agreements, our equity warrant assets qualify as derivative instruments in accordance with the provisions of SFAS No. 133.

Under the accounting treatment required by SFAS No. 133, equity warrant assets in private and public companies, which include net share settlement provisions held by SVB Financial Group, are recorded at fair value and are classified as derivative assets, a component of Other assets, on SVB Financial Group’s balance sheet at the time they are obtained.

The grant date fair values of equity warrant assets received in connection with the issuance of a credit facility are deemed to be loan fees and recognized as an adjustment of loan yield through loan interest income, as prescribed by SFAS No. 91. Similar to other loan fees, the yield adjustment related to grant date fair value of warrants is recognized over the life of that credit facility.

Any changes from the grant date fair value of equity warrant assets will be recognized as increases or decreases to other assets on our balance sheet and as net gains or losses on derivative investments, in noninterest income, a component of consolidated net income. When a portfolio company completes an initial public offering (“IPO”) on a publicly reported market or is acquired, we may exercise these equity warrant assets for shares or cash. Upon the latter occurrence of the warrant exercise date or corporate action date, it is marked to market as a derivative asset with the resulting change in value recognized as a gain or loss on derivatives in noninterest income, a component of consolidated net income.

In the event of an exercise for shares, the basis or value in the equity securities is reclassified from Other assets to Investment securities on the balance sheet on the latter of the exercise date or corporate action date. The equity securities are classified as available-for-sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Instrument (“SFAS No. 115”). In accordance with the provisions of SFAS No. 115, changes in fair value of securities designated as available-for-sale, after applicable taxes, are excluded from net income and reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

The fair value of the equity warrant assets portfolio is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following material assumptions:

•       Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding.

•       Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on guideline publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. A total of ten such indices were used. The volatility assumption was based on the median volatility for an individual public company within an index for each quarter from January 1, 2003 to December 31, 2006, from which an average volatility was derived. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2006 was 42.1%, compared to 47.4% at December 31, 2005.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•       Actual data on cancellations, expirations and exercises of our warrants was utilized as the basis for determining the expected remaining life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. This assumption reduced the reported value of the warrant portfolio by $12.4 million at December 31, 2006.

•       The risk-free interest rates were derived from the U.S. Treasury yield curve. The risk-free interest rate was calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant.

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

Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock

We account for non-hedging contracts that are indexed to, and potentially settled in, a company’s own stock in accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). EITF 00-19 provides for specific treatment of derivative financial instruments indexed to, and potentially settled in, a company’s own stock, depending on the settlement method. The settlement methods are:

•       Physical settlement—the party designated in the contract as the buyer delivers the full stated amount of cash to the seller, and the seller delivers the full stated number of shares to the buyer

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•       Net-share settlement—the party with a loss delivers to the party with a gain, shares with a current fair value equal to the gain

•       Net-cash settlement—the party with a loss delivers to the party with a gain, a cash payment equal to the gain, and no shares are exchanged.

EITF 00-19 specifies how a derivative financial instrument indexed to, and potentially settled in, a company’s own stock should be recorded as one of permanent equity, temporary equity, an asset or a liability depending on the settlement method. EITF 00-19 also includes provisions governing whether a derivative embedded into a financial instrument indexed to, and potentially settled in, a company’s own stock may be exempt from the provisions of SFAS No. 133.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). Hybrid financial instruments are financial instruments that contain an embedded derivative within a single instrument. SFAS 155 gives entities an option to elect to record hybrid financial instruments at fair value as one financial instrument. Prior to this amendment, under certain conditions, hybrid financial instruments were required to be separated into two instruments, a derivative and host, and generally only the derivative was recorded at fair value. SFAS No. 155 requires that beneficial interests in securitized assets be evaluated for derivatives, either freestanding or embedded. In January 2007, the FASB provided a scope exception for securitized interests that (1) only contain an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and (2) the investor does not control the right to accelerate the settlement. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. Additionally, SFAS No. 155 provides a one-time opportunity to apply the fair value election to hybrid financial instruments existing at the date of implementation at fair value as one financial instrument, with any difference between the carrying amount of the existing hybrid financial instruments and the fair value of the single financial instrument being recorded as a cumulative-effect adjustment to beginning retained earnings. We do not expect the adoption of SFAS No. 155 to have a material impact on our consolidated financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140 (“SFAS No. 156”). SFAS No. 156 clarifies when an entity should separately recognize servicing assets and servicing liabilities when it undertakes an obligation to service a financial asset by entering into a servicing contract. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured using either the amortization method as previously permitted under SFAS No. 140 or the fair value measurement method. Entities are permitted to make an election to subsequently re-measure classes of separately recognized servicing assets and liabilities. Once the fair value measurement method is elected for a class, the election should be applied prospectively to all new and existing separately recognized servicing assets and servicing liabilities within that class. The effect of re-measuring an existing class of separately recognized servicing assets and servicing liabilities at fair value would be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. SFAS No. 156 is

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued interim financial statements for that fiscal year. In the first quarter of 2006, we elected not to early adopt this Statement and, accordingly, will adopt it as of January 1, 2007. We are currently assessing the impact of SFAS No. 156 on our consolidated financial position and results of operations.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), to clarify the accounting for uncertain tax positions. FIN 48 prescribes that a two-step benefit recognition model be applied initially to recognize and measure the benefit amount of a tax position. The first step requires that a tax benefit be recognized only when the tax position is “more-likely-than-not” to be sustained based on the technical merits of the position. Assuming the first step is met, the second step requires that the benefit amount be measured at the largest amount that has at least a “more-likely-than-not” likelihood of being the ultimate outcome based on a cumulative-probability approach. Tax positions that previously failed to meet the “more-likely-than-not” recognition threshold should be recognized in the period in which the threshold is subsequently met, the tax matter is resolved or the statute of limitations for examining the tax position has expired. FIN 48 requires that a previously recognized tax benefit be de-recognized in the period it becomes “more-likely-than-not” that the tax position would not be sustained on audit. The impact of applying FIN 48 should be recognized as a cumulative-effect adjustment to beginning retained earnings at the adoption date. The Interpretation is effective for fiscal years beginning after December 15, 2006. The FASB is currently engaged in a project to provide implementation guidance on FIN 48. While the effects of FIN 48 will depend somewhat upon this implementation guidance, we expect the transition effects of this standard to be modest with an immaterial impact on our opening balance of retained earnings at January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the years ended December 31, 2006, 2005 and 2004:

(Dollar and shares in thousands, except per share amounts)	Net Income	Weighted Average Shares	Per Share Amount
Year Ended December 31, 2006:
Income available to common stockholders—basic	$89,385	34,681	$2.58
Effect of dilutive securities:
Stock options, restricted stock awards and units and convertible debt	—	2,934
Income available to common stockholders and assumed conversions—diluted	$89,385	37,615	$2.38
Year Ended December 31, 2005:
Income available to common stockholders—basic	$92,537	35,115	$2.64
Effect of dilutive securities:
Stock options, restricted stock awards and units and convertible debt	—	3,374
Income available to common stockholders and assumed conversions—diluted	$92,537	38,489	$2.40
Year Ended December 31, 2004:
Income available to common stockholders—basic	$63,866	35,215	$1.81
Effect of dilutive securities:
Stock options, restricted stock awards and units and convertible debt	—	2,297
Income available to common stockholders and assumed conversions—diluted	$63,866	37,512	$1.70

For the years ended December 31, 2006, 2005 and 2004, approximately 5.4 million, 4.6 million and 4.7 million average potential common stock equivalents (including stock options, restricted stock and warrants), respectively, were excluded from the calculation, as they were anti-dilutive.

In September 2004, the EITF reached final consensus on EITF 04-8 whereby contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. The potential dilutive effect of our contingently convertible debt using the treasury stock method was approximately 1.3 million shares for both years ended December 31, 2006 and 2005, respectively. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted average conversion price from the average market price of the shares related to the contingently convertible debt. We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes in our diluted EPS calculation using the treasury stock method, in accordance with the provisions of EITF No. 90-19, Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion (“EITF 90-19”) and SFAS No. 128, Earnings Per Share.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Share-Based Compensation

Impact of Adopting SFAS 123(R)

For the year ended December 31, 2006, we recorded share-based compensation expense of $21.3 million resulting in the recognition of $4.6 million in related tax benefits. For the years ended December 31, 2005 and 2004, we recognized $7.1 million and $3.5 million, respectively, of stock-based compensation expense under the intrinsic value method of APB 25, resulting in the recognition of $2.8 million and $1.3 million, respectively, in related tax benefits. No compensation cost was capitalized in the years ended December 31, 2006, 2005 or 2004, as such amount was inconsequential. As a result of adopting SFAS 123(R) on January 1, 2006, our income before income tax expense and net income for the year ended December 31, 2006 was $15.5 million and $13.4 million lower, respectively, than if we had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 were $0.39 and $0.36 lower, respectively, than if we had continued to account for stock-based compensation under APB 25.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for the year ended December 31, 2006 such that expense was recorded only for those share-based awards that are expected to vest. Previously under APB 25, to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. Upon adoption of SFAS 123(R) as of January 1, 2006, we recorded a cumulative adjustment of $0.2 million to account for the expected forfeitures of restricted stock awards and restricted stock units granted prior to January 1, 2006, for which we previously recorded an expense.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

The pro forma table below reflects what our net income and basic and diluted earnings per share for the years ended December 31, 2005 and 2004, respectively, would have been if we had applied the fair value recognition provisions required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. Previously reported amounts have not been restated.

(Dollars in thousands, except per share amounts)	2005	2004
Net income, as reported	$92,537	$63,866
Add: Stock-based compensation expense, net of tax reported in net income	4,299	1,620
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(21,434)	(21,388)
Net income, pro forma	$75,402	$44,098
Earnings per common share—basic:
As reported	$2.64	$1.81
Pro forma	2.15	1.25
Earnings per common share—diluted:
As reported	$2.40	$1.70
Pro forma	2.00	1.22

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Incentive Plans

On May 11, 2006, stockholders approved the 2006 Equity Incentive Plan (the “2006 Incentive Plan”). Our previous 1997 Equity Incentive Plan expired in December 2006. The 2006 Incentive Plan provides for the grant of various types of incentive awards, of which the following have been granted: (i) stock options; (ii) restricted stock; (iii) restricted stock units; and (iv) other stock awards. We also issued performance units in May 2006 under the 1997 Equity Incentive Plan.

Subject to the provisions of Section 14 of the 2006 Incentive Plan, the maximum aggregate number of shares that may be awarded and sold is 3,000,000 shares plus 1,488,361 shares comprising of: (i) any shares that have been reserved but not issued under our 1997 Equity Incentive Plan as of May 11, 2006; and (ii) any shares subject to stock options or similar awards granted under the 1997 Equity Incentive Plan that expire or otherwise terminate without having been exercised in full and shares issued pursuant to awards granted under the 1997 Equity Incentive Plan that are forfeited or repurchased by us. No further awards will be made under the 1997 Equity Incentive Plan, but it will continue to govern awards previously granted thereunder.

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

Eligible participants in the 2006 Incentive Plan include directors, employees, and consultants. Options granted under the 2006 Incentive Plan generally expire seven years after the grant date. Options generally become exercisable over various periods, typically four years, from the grant date based on continued employment, and typically vest annually. Restricted stock awards generally vest over the passage of time and require continued employment through the vesting period. Restricted stock units generally vest upon meeting certain performance-based objectives or the passage of time, or a combination of both, and require continued employment through the vesting period. The vesting period for restricted stock units cannot be less than three years unless they are subject to certain performance-based objectives, in which case the vesting period can be 12 months or longer.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”) under which participating employees may annually contribute up to 10% of their gross compensation to purchase shares of our common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be age 18 or above and complete at least one hour of service as an employee of us or any of our affiliates. There were 115,628 shares issued under the ESPP for the year ended December 31, 2006. At December 31, 2006, a total of 870,985 shares of our common stock were still available for future issuance under the ESPP. The next purchase will be on June 29, 2007 at the end of the current six-month offering period. Effective January 1, 2006, we began recognizing compensation expense associated with the ESPP in accordance with SFAS 123(R).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrecognized Compensation Expense

As of December 31, 2006, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period— in Years
Stock option awards	$15,063	1.18
Restricted stock awards	728	1.38
Restricted stock units	4,647	2.28
Total unrecognized share-based compensation expense	$20,438

Valuation Assumptions

The fair values of share-based awards for employee stock options and employee stock purchases made under our ESPP were estimated using the Black-Scholes option pricing model. The fair values of restricted stock awards and restricted stock units were based on our closing stock price on the date of grant. The following weighted-average assumptions and fair values were used:

	2006	2005	2004
Equity Incentive Plan Awards
Expected term of options in years	5.3	5.1	4.7
Expected volatility of the Company’s underlying common stock	29.4%	37.1%	63.6%
Risk-free interest rate	4.77%	4.05%	3.58%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value-stock options	$18.43	$17.61	$20.40
Weighted-average grant date fair value-restricted stock awards and restricted stock units	$50.84	$45.12	$36.81
ESPP
Expected term in years	0.5	0.5	0.5
Expected volatility of the Company’s underlying common stock	21.3%	22.7%	32.6%
Risk-free interest rate	4.76%	2.94%	1.29%
Expected dividend yield	—%	—%	—%
Weighted-average fair value	$10.07	$10.08	$9.21

The expected term was based on the implied term of the stock options using a lattice option-pricing model with early exercise factors based on historic employee exercise behavior. The expected volatilities for the 2006 Incentive Plan for the year ended December 31, 2004 were calculated based on historical volatilities. However, in light of new accounting guidance under SFAS 123R, beginning in the first quarter of 2005, management determined that using a blended rate consisting of equal measures of our historic volatility and our expected volatility over a five-year term was a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, for the years ended December 31, 2006 and 2005, expected volatilities under the 2006 Incentive Plan were calculated based on a blended rate. For the years ended December 31, 2006, 2005 and 2004, expected volatilities for ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of U.S. Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

Share-Based Payment Award Activity

The table below provides stock option information related to the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the year ended December 31, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In- The-Money Options
Outstanding at December 31, 2005	6,023,080	$28.87
Granted	353,882	51.19
Exercised	(1,431,439)	23.70
Forfeited	(256,502)	35.77
Expired	(15,882)	36.49
Outstanding at December 31, 2006	4,673,139	31.74	4.08	$71,373,712
Vested and expected to vest at December 31, 2006	4,517,184	31.33	4.05	70,649,342
Exercisable at December 31, 2006	3,294,283	$27.97	3.90	$61,676,290

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value as of December 31, 2006. This value is based on our closing stock price of $46.62 as of December 31, 2006. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $36.8 million, $15.8 million and $16.4 million, respectively. The total fair value of option grants that vested during the years ended December 31, 2006, 2005 and 2004 were $30.6 million, $37.1 million and $37.4 million, respectively. Cash received from stock option exercises for the years ended December 31, 2006, 2005 and 2004 were $33.9 million, $15.1 million and $20.6 million, respectively. The tax benefit realized from stock options exercised for the years ended December 31, 2006, 2005 and 2004 were $11.9 million, $6.8 million and $7.0 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information regarding stock options outstanding as of December 31, 2006:

	Outstanding Options			Vested Options
Ranges of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$ 8.94 - $ 17.07	536,150	3.70	$14.33	536,150	$14.33
17.20 - 24.57	520,310	4.40	22.60	505,260	22.64
24.80 - 26.00	681,039	2.88	25.48	556,005	25.55
26.06 - 31.29	687,462	4.73	29.56	678,525	29.56
31.40 - 35.04	83,133	3.68	33.17	75,684	33.15
35.26 - 35.26	468,233	1.84	35.26	338,448	35.26
35.54 - 36.56	572,841	4.24	35.79	267,911	35.82
36.63 - 43.49	546,009	4.94	41.76	224,574	41.39
43.62 - 53.29	573,212	5.72	49.50	111,726	48.38
53.30 - 53.30	4,750	6.25	53.30	—	—
$ 8.94 - $ 53.30	4,673,139	4.08	$31.74	3,294,283	$27.97

We expect to satisfy the exercise of stock options by issuing new shares registered under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan, as applicable. All future awards of stock options and restricted stock will be issued from the 2006 Equity Incentive Plan. At December 31, 2006, 4,353,646 shares were available for future issuance under the 2006 Equity Incentive Plan.

The table below provides information for restricted stock awards and restricted stock units related to the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Incentive Plan for the year ended December 31, 2006:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2005	253,848	$42.12
Granted	126,181	50.84
Vested	(142,283)	52.45
Forfeited	(21,820)	45.89
Nonvested at December 31, 2006	215,926	$40.03

The total fair value of restricted stock grants that vested during the years ended December 31, 2006, 2005 and 2004 were $7.5 million, $3.8 million and $1.0 million, respectively.

5.   Reserves on Deposit with the Federal Reserve Bank

The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The average required reserve balance totaled $24.9 million in 2006 and $22.5 million in 2005. The cash balances at the Federal Reserve Bank of San Francisco are classified as cash and cash-equivalents.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Securities Purchased under Agreement to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreement to resell and other short-term investment securities at December 31, 2006 and 2005, respectively:

	December 31,
(Dollars in thousands)	2006	2005
Interest-earning deposits	$34,357	$34,696
Securities purchased under agreement to resell(1)	40,734	66,009
Other short-term investment securities	164,210	74,947
Total securities purchased under agreement to resell and other short-term investment securities	$239,301	$175,652

(1)          Securities purchased under agreement to resell at December 31, 2006 consisted of U.S. Treasury securities, U.S. agency securities, private label mortgage-backed securities, which are rated A or better, and commercial paper rated not less than A1, P1 or F1. Securities purchased under agreement to resell averaged $74.2 million and $135.0 million in 2006 and 2005, respectively. The maximum amount outstanding at any month-end during 2006 and 2005 was $144.0 million and $211.5 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Investment Securities

The major components of our investment securities portfolio at December 31, 2006 and 2005 are as follows:

	December 31, 2006				December 31, 2005
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities:
U.S. Treasury securities	$29,761	$7	$(56)	$29,712	$29,944	$—	$(244)	$29,700
U.S. agencies and corporations:
Collateralized mortgage obligations	644,350	—	(14,673)	629,677	827,548	1,643	(16,547)	812,644
Mortgage-backed securities	440,522	361	(11,727)	429,156	510,276	616	(11,440)	499,452
U.S. agency debentures	234,984	—	(4,161)	230,823	270,006	5	(6,117)	263,894
Asset-backed securities	—	—	—	—	98,982	—	(1,501)	97,481
Commercial mortgage-backed securities	71,174	—	(1,799)	69,375	71,174	—	(1,748)	69,426
Obligations of states and political subdivisions	55,779	674	—	56,453	75,835	1,588	—	77,423
Marketable equity securities	97	160	—	257	605	28	—	633
Venture capital fund investments	2	—	—	2	2	—	—	2
Total available-for-sale securities	$1,476,669	$1,202	$(32,416)	$1,445,455	$1,884,372	$3,880	$(37,597)	$1,850,655
Non-marketable securities (investment company fair value accounting):
Private equity fund investments(1)				126,475				81,280
Other private equity investments(2)				32,913				26,782
Other investments(3)				15,394				25,300
Non-marketable securities (equity method accounting):
Other investments(4)				15,710				10,985
Low income housing tax credit funds				22,664				11,682
Non-marketable securities (cost method accounting):
Private equity fund investments				27,771				26,924
Other private equity investments				5,961				3,662
Total investment securities				$1,692,343				$2,037,270

(1)             Includes $66.0 million and $58.7 million related to our fund of funds, SVB Strategic Investors Fund, LP, as of December 31, 2006 and 2005, respectively. We have a controlling ownership interest of 12.6% in the fund. It also includes $47.7 million and $22.1 million related to SVB Strategic Investors Fund II, LP at December 31, 2006 and 2005, respectively. We have a controlling interest of 8.6% in the fund. Additionally, it includes $12.8 million and $0.5 million related to SVB Strategic Investors Fund III, LP at December 31, 2006 and 2005, respectively. We have a controlling interest of 6.5% in the fund as of December 31, 2006. As of December 31, 2005, we had a controlling interest of 100.0% in the fund.

(2)             Includes $29.4 million and $26.8 million related to Silicon Valley BancVentures, LP, as of December 31, 2006 and 2005, respectively. We have a controlling ownership interest of 10.7% in the fund. Additionally, it includes $3.5 million related to SVB Capital Partners II, LP at December 31, 2006. We have a direct ownership interest of 0.5% and an indirect ownership interest of 8.5% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)             Includes $15.4 million and $25.3 million related to Partners for Growth, LP, at December 31, 2006 and 2005, respectively. We have a majority ownership interest of approximately 50.0% in the fund.

(4)             Includes $6.9 million and $5.6 million related to Gold Hill Venture Lending Partners 03, LLC, the general partner of Gold Hill Venture Lending 03, LP and its parallel funds, as of December 31, 2006 and 2005, respectively. We have a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC. We have an indirect ownership interest of 4.5% in Gold Hill Venture Lending 03, LP and its parallel funds through Gold Hill Venture Lending Partners 03, LLC. It also includes $6.6 million and $5.4 million related to our direct investment in Gold Hill Venture Lending 03, LP, as of December 31, 2006 and December 31, 2005, respectively. We have a direct ownership interest of 4.8% in the fund. Additionally, it includes $2.2 million related to Partners for Growth II, LP as of December 31, 2006. We have an ownership interest of 24.2% in the fund.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table breaks out our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2006:

	December 31, 2006
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments(1)	Unrealized Losses(1)	Fair Value of Investments	Unrealized Losses
U.S. Treasury securities	$—	$—	$9,931	$(56)	$9,931	$(56)
U.S. agencies and corporations:
Collateralized mortgage obligations	13,170	(16)	616,507	(14,657)	629,677	(14,673)
Mortgage-backed securities	17,380	(164)	392,053	(11,563)	409,433	(11,727)
U.S. agency debentures	9,925	(75)	220,898	(4,086)	230,823	(4,161)
Commercial mortgage-backed securities	—	—	69,375	(1,799)	69,375	(1,799)
Total temporarily impaired securities	$40,475	$(255)	$1,308,764	$(32,161)	$1,349,239	$(32,416)

(1)             As of December 31, 2006, we identified a total of 145 investments that were in unrealized loss positions, of which 137 investments totaling $1,308.8 million with unrealized losses of $32.2 million had fair values less than their adjusted cost for a period of time greater than 12 months. A U.S. Treasury note totaling $9.9 million with an unrealized loss of $0.1 million was purchased in July 2005. Securities classified as collateralized mortgage obligations totaling $616.5 million with unrealized losses of $14.7 million were originally purchased between July 1998 and September 2005. Securities classified as mortgage-backed securities totaling $392.1 million with unrealized losses of $11.6 million were originally purchased between August 2002 and April 2005. Securities classified as U.S. agency debentures totaling $220.9 million with unrealized losses of $4.1 million were originally purchased between February 2003 and July 2005. Securities classified as commercial mortgage-backed securities totaling $69.4 million with unrealized losses of $1.8 million were originally purchased between April 2005 and July 2005. All investments with unrealized losses for a period of time greater than 12 months are either rated AAA by Moody’s or S&P or are issued by the U.S. Government or a government-sponsored enterprise. Because these securities are of superior credit quality, the unrealized losses are due solely to increases in market interest rates and we expect to recover the impairment prior to or at maturity, we deem these impairments to be temporary. We have the intent and ability to hold the securities until the market value recovers or until maturity. Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

The following table breaks out our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months or 12 months or longer as of December 31, 2005:

	December 31, 2005
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses Investments	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. Treasury securities	$19,822	$(113)	$9,878	$(131)	$29,700	$(244)
U.S. agencies and corporations:
Collateralized mortgage obligations	499,550	(6,740)	299,827	(9,807)	799,377	(16,547)
Mortgage-backed securities	376,146	(7,245)	96,718	(4,195)	472,864	(11,440)
U.S. agency debentures	93,311	(1,594)	145,583	(4,523)	238,894	(6,117)
Asset-backed securities	19,699	(302)	77,782	(1,199)	97,481	(1,501)
Commercial mortgage-backed securities	69,426	(1,748)	—	—	69,426	(1,748)
Total temporarily impaired securities	$1,077,954	$(17,742)	$629,788	$(19,855)	$1,707,742	$(37,597)

Investment Securities—Remaining Contractual Principal Maturities and Yields (Fully Taxable-Equivalent Basis)

The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2006. Interest income on certain obligations of states and political subdivision (non-taxable investments) are presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35%. The weighted-average yield is computed using the

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities and collateralized mortgage obligations as contractual maturities are typically 15 to 30 years, whereas expected average lives of these securities are significantly shorter and vary based upon structure. Private equity fund investments, other private equity investments, other investments, and low income housing tax credit funds are included in the table below as maturing after 10 years.

	December 31, 2006
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. Treasury securities	$29,712	4.61%	$19,793	4.49%	$9,919	4.87%	$—	—%	$—	—%
U.S. agencies and corporations:
Collateralized mortgage obligations	629,677	4.66	14	6.65	129	6.38	63,232	4.78	566,302	4.64
Mortgage-backed securities	429,156	4.88	—	—	2,806	6.20	5,441	6.39	420,909	4.85
U.S. agency debentures	230,823	3.58	74,464	2.99	146,465	3.78	9,894	5.00	—	—
Commercial mortgage-backed securities	69,375	4.67	—	—	—	—	—	—	69,375	4.67
Obligations of states and political subdivisions	56,453	6.88	14,542	6.53	41,911	7.01	—	—	—	—
Low income housing tax credit funds	22,664	—	—	—	—	—	—	—	22,664	—
Marketable equity securities(1)	257	—	257	—	—	—	—	—	—	—
Private equity fund investments	154,248	—	—	—	—	—	—	—	154,248	—
Other private equity investments	38,874	—	—	—	—	—	—	—	38,874	—
Other investments.	31,104	—	—	—	—	—	—	—	31,104	—
Total	$1,692,343	3.99%	$109,070	4.29%	$201,230	4.54%	$78,567	4.92%	$1,303,476	3.83%

(1)                Available-for-sale.

Investment securities with a fair value of $691.8 million and $227.8 million at December 31, 2006 and 2005, respectively, were pledged to secure certain deposits, current and prospective FHLB borrowings and a line of credit at the Federal Reserve Bank of San Francisco discount window.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Gross gains on investment securities:
Available-for-sale securities, at fair value	$169	$306	$2,738
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	14,853	10,375	5,568
Other private equity investments	1,145	3,153	3,163
Other investments	1,586	199	7
Non-marketable securities (equity method accounting)	1,417	—	—
Non-marketable securities (cost method accounting):
Private equity fund investments	613	2,911	1,282
Other private equity investments	127	50	1,035
Total gross gains on investment securities	19,910	16,994	13,793
Gross losses on investment securities:
Available-for-sale securities, at fair value	(3,230)	(2,441)	(535)
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(9,115)	(5,286)	(3,655)
Other private equity investments	(1,443)	(1,445)	(977)
Other investments	(1,166)	(630)	(48)
Non-marketable securities (equity method accounting)	(947)	—	—
Non-marketable securities (cost method accounting):
Private equity fund investments	(1,401)	(2,594)	(3,063)
Other private equity investments	(57)	(291)	(317)
Total gross losses on investment securities	(17,359)	(12,687)	(8,595)
Net gains on investment securities	$2,551	$4,307	$5,198

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $27.2 million and $25.0 million at December 31, 2006 and 2005, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2006	2005
Commercial loans	$2,959,501	$2,410,893
Vineyard development	118,266	104,881
Commercial real estate	13,336	20,657
Total real estate construction	131,602	125,538
Real estate term—consumer	46,812	39,906
Real estate term—commercial	50,051	10,694
Total real estate term	96,863	50,600
Consumer and other	294,436	256,322
Total loans, net of unearned income	$3,482,402	$2,843,353

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

A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging-growth or corporate technology companies in a variety of industries. The breakdown of total loans by industry sector is as follows:

	Percent of Gross Loans
	December 31,
Industry Sector	2006	2005
Software tools and applications	17.5%	16.6%
Venture capital	12.7	12.7
Premium wine	10.9	12.3
Private client services	10.0	10.2
All other sectors(1)	48.9	48.2
	100.0%	100.0%

(1)          No other industry sector represented more than 10.0% of total gross loans at December 31, 2006 or 2005.

As of December 31, 2006, our asset-based lending represents 10.3% of total gross loans and accounts receivable factoring represents 7.1% of total gross loans.

Approximately 48.4% and 11.2% of our outstanding gross loan balances are in the states of California and Massachusetts, respectively. There are no other states with balances greater than 10%.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the allowance for loan losses for the years ended December 31, 2006, 2005 and 2004 are summarized below:

(Dollars in thousands)	2006	2005	2004
Balance at beginning of year	$36,785	$37,613	$49,862
Provision for (recovery of) loan losses	9,877	237	(10,289)
Loans charged off	(14,065)	(12,416)	(16,196)
Loan recoveries	10,150	11,351	14,236
Balance at end of year	$42,747	$36,785	$37,613

The aggregate recorded investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $11.0 million and $6.5 million at December 31, 2006 and 2005, respectively. For the year ended December 31, 2006, nonaccrual loans represented all impaired loans. There were no commitments available for funding to any clients with nonaccrual loans at December 31, 2006. No individual loans were deemed to be impaired under SFAS No. 114 at December 31, 2006 or 2005; therefore, there was no allocation of the allowance for loan losses related to impaired loans at December 31, 2006 or 2005. The allocation of the allowance for loan losses related to impaired loans was $4.2 million at December 31, 2004. Average impaired loans for the years ended December 31, 2006, 2005 and 2004 totaled $8.1 million, $13.0 million and $15.0 million, respectively. If these loans had not been impaired, $0.8 million, $1.0 million and $1.1 million in interest income would have been recorded during the years ended December 31, 2006, 2005 and 2004, respectively. We recorded $0.6 million and $1.1 million interest income for the years ended December 31, 2006 and 2005, respectively, and no interest income on such impaired loans for the year ended December 31, 2004.

9.   Premises and Equipment

Premises and equipment at December 31, 2006 and 2005, consist of the following:

	December 31,
(Dollars in thousands)	2006	2005
Computer software	$31,162	$23,099
Leasehold improvements	30,701	28,969
Computer hardware	20,992	12,852
Furniture and equipment	9,169	6,407
Total	92,024	71,327
Accumulated depreciation and amortization	(54,719)	(46,228)
Premises and equipment, net	$37,305	$25,099

Depreciation and amortization expense for premises and equipment was $9.4 million in 2006, $7.8 million in 2005 and $8.8 million in 2004, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Goodwill

Goodwill, which arises from the purchase price exceeding the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill at December 31, 2006 and 2005 totaled $21.3 million and $35.6 million, respectively. Goodwill resulted from the acquisition of SVB Alliant, our investment banking subsidiary, and eProsper, our equity ownership data management services company.

In connection with our annual assessment of goodwill of SVB Alliant during the second quarter of 2006, we concluded that we had an impairment of goodwill based on forecasted discounted net cash flows for that reporting unit. In measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) of the reporting unit. Based on this allocation, we concluded that $18.4 million of the related goodwill was impaired and was required to be expensed as a non-cash charge to continuing operations during the second quarter of 2006. Thus, the goodwill balance related to SVB Alliant was reduced from $35.6 million at December 31, 2005 to $17.2 million at June 30, 2006. As of December 31, 2006, there were no further indications of impairment beyond that already identified and recorded.

11.   Deposits

The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $264.8 million and $272.2 million at December 31, 2006 and 2005, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $1.9 million, $1.6 million and $1.7 million for years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, time deposit accounts, individually exceeding $100,000 totaling $264.0 million were scheduled to mature within one year.

12.   Borrowings

The following table represents outstanding borrowings at December 31, 2006 and 2005:

(Dollars in thousands)	Maturity	December 31, 2006	December 31, 2005
Short-term borrowings:
Federal funds purchased and securities sold under agreement to repurchase	Less than One Month(1)	$483,537	$279,475
FHLB advances	One Month or Less(1)	200,000	—
Total short-term borrowings		$683,537	$279,475
Other long-term debt:
FHLB advances	(2)	$150,000	$—
8.0% Long-term note payable(3)	November 30, 2009	2,669	—
Total other long-term debt		$152,669	$—
Contingently convertible debt	June 15, 2008	$148,441	$147,604
Junior subordinated debentures	October 15, 2033	$51,355	$48,228

(1)          Represents remaining maturity as of the date reported.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)          Represents FHLB advances maturing in 2008 and 2009.

(3)          Debt assumed in relation to the acquisition of a 65% interest in eProsper during the third quarter of 2006.

Interest expense related to borrowings was $26.3 million, $6.2 million and $3.0 million for the years ended December 31, 2006, 2005, and 2004, respectively. The weighted average interest rate of our borrowings outstanding for the years ended December 31, 2006, 2005 and 2004 was 4.26%, 2.27% and 1.40%, respectively.

Contingently Convertible Debt

We issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933. The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all of our present and future senior debt. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. The fair value of the convertible debt at December 31, 2006 and 2005 was $207.7 million and $212.6 million, respectively, based on quoted market prices. We intend to settle the outstanding principal amount in cash. Based on the terms of the notes, if, at any time before June 15, 2007, the per share stock price on the last trading day of the immediately preceding fiscal quarter was 110% or more of the conversion price, the notes would become convertible. The notes were convertible during 2006, due to the share price exceeding 110% of the conversion price at each fiscal quarter end during 2006. Accordingly, during 2006, our note holders held the right, at their option, to convert their notes, in whole or in part, subject to certain limitations, at the conversion price of $33.6277. We received conversion notices relating to the notes in an aggregate principal amount of $104.0 thousand and $64.0 thousand in 2006 and 2005, respectively. No conversions occurred prior to 2005.

Concurrent with the issuance of the convertible notes, we entered into a convertible note hedge (see Note 14. Derivative Financial Instruments—Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock).

7.0% Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. Distributions for each of the years ended December 31, 2006, 2005 and 2004 were $3.5 million. The junior subordinated debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent that we redeem any debentures earlier. We may redeem the debentures prior to maturity in whole or in part, at our option, at any time on or after October 30, 2008. In addition, we may redeem the debentures, in whole but not in part, prior to October 30, 2008, upon the occurrence of certain events. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. We entered into a fixed-to-variable interest rate swap agreement related to these junior subordinated debentures (see Note 14. Derivative Financial Instruments). The fair value of the 7.0% junior subordinated debentures is

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included in Note 20. Fair Value of Financial Instruments. We have guaranteed the trust preferred securities issued by SVB Capital II (see Note 13. Commitments and Contingencies).

Available Lines of Credit

As of December 31, 2006, we had available $1.0 billion in uncommitted federal funds lines of credit of which $690.0 million were unused. We have repurchase agreement lines available with multiple securities dealers. Repurchase lines allow us to finance short-term borrowings using various fixed income securities as collateral. As of December 31, 2006, we borrowed $178.0 million against our repurchase lines. Additionally, we have collateral pledged to the Federal Reserve Bank and Federal Home Loan Bank of San Francisco of which $90.0 million collectively is unused.

13.   Commitments and Contingencies

Operating Leases

We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2014, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases as of December 31, 2006:

Year Ended December 31, (Dollars in thousands):
2007	$12,783
2008	12,177
2009	10,644
2010	8,763
2011	6,861
2012 and thereafter	11,705
Net minimum operating lease payments	$62,933

Rent expense for premises and equipment leased under operating leases totaled $11.4 million, $10.7 million and $12.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

14.   Derivative Financial Instruments

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

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives as of December 31, 2006 and 2005 were as follows:

	December 31, 2006			December 31, 2005
(Dollars in thousands)	Notional or contractual amount	Credit risk Amount(1)	Estimated net fair value	Notional or contractual amount	Credit risk Amount(1)	Estimated net fair value
Fair Value Hedge
Interest rate swap	$50,000	$—	$(1,890)	$50,000	$—	$(1,314)
Derivatives
Foreign exchange forwards	562,205	7,284	(164)	432,733	5,701	766
Foreign currency options	27,579	140	—	18,772	101	—
Equity warrant assets	$113,276	$37,725	$37,725	$108,574	$27,802	$27,802

(1)          Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties.

Fair Value Hedges

Derivative instruments that we hold as a part of our interest rate risk management program include interest rate swaps and forward contracts. On October 30, 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement hedges against the risk of changes in fair values associated with the majority of our 7.0% fixed rate, junior subordinated debentures, which management evaluates for effectiveness using the statistical regression analysis approach for each reporting period. For information on our junior subordinated debentures, see Note 12. Borrowings.

The terms of the interest rate swap agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on the London Inter-Bank Offered Rate (“LIBOR”) plus a spread. This interest rate swap agreement provided a cash benefit of $0.3 million, $1.2 million and $2.2 million in 2006, 2005 and 2004, respectively, related to interest expense that would have been incurred under a 7% fixed interest rate; which was recognized in the consolidated statements of income as a reduction in interest expense. The swap agreement largely mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. All components of the swap’s gain or loss are included in the assessment of hedge effectiveness. Changes in fair value of the fair value hedge agreement, which is primarily dependent on changes in market interest rates, are recognized in net income as gains or losses on derivative instruments. We recorded a non-cash decrease in fair value of the fair value hedge agreement of $3.6 million for the year ended December 31, 2006, which is comprised of a decrease in fair value of $3.3 million for the interest rate swap agreement prior to its designation as a fair value hedge and a $0.3 million loss for the fair value hedge agreement implemented in April 2006, which were reflected in gains on derivative instruments, net.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives—Other

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

We enter into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. These contracts are short term in nature, typically expiring within one year. We have not experienced nonperformance by counterparties and therefore have not incurred related losses. Further, we anticipate performance by all counterparties to such foreign exchange forward contracts.

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

We obtain equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The purpose of obtaining warrants from client companies is intended to increase future revenue. The change in fair value of equity warrant assets is recorded as gains on derivative instruments, net, in noninterest income, a component of consolidated net income. The change in fair value of the equity warrant assets resulted in a net gain of $10.3 million, a net loss of $5.7 million and a net loss of $1.5 million at December 31, 2006, 2005 and 2004, respectively.

Derivative Fair Value Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock

Concurrent with the issuance of the $150.0 million principal amount of contingently convertible notes, we entered into a convertible note hedge (purchased call option) at a cost of $39.3 million and a warrant transaction providing proceeds of $17.4 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the contingently convertible notes.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we acquired the right to purchase up to approximately 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19. In 2006, we exercised our right to purchase 3,093 shares under the terms of the convertible bond hedge.

At issuance, under the warrant agreement, the counterparty could purchase up to approximately 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008. The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF 00-19. Due to conversion events in 2006, the counterparty’s right to purchase our stock under warrant has been decreased by 3,093 shares. Also see Note 3. Earnings Per Share.

15.   Common Stock Repurchases

As of December 31, 2006, we had repurchased 8.7 million shares totaling $307.2 million. During the year ended December 31, 2006, we repurchased 2.1 million shares of our common stock totaling $103.8 million. At December 31, 2006, $67.8 million of shares may still be repurchased under our stock repurchase program, which expires on June 30, 2008.

16.   Income Taxes

The components of our provision for income taxes for the years ended December 31, 2006, 2005 and 2004, consisted of the following. The amount of current taxes receivable was $5.8 million as of December 31, 2006 and $0.1 million as of December 31, 2005.

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Current provision:
Federal	$54,462	$47,353	$24,207
State	16,556	14,395	8,975
Deferred (benefit) expense:
Federal	(4,739)	(1,662)	3,940
State	(497)	672	1,632
Income tax expense	$65,782	$60,758	$38,754

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation between the federal statutory income tax rate and our effective income tax rate for the years ended December 31, 2006, 2005 and 2004, is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
Meals and entertainment	0.4	0.3	0.7
State income taxes, net of the federal tax effect	6.7	6.4	6.7
FAS 123(R) expense on incentive stock options	2.1	—	—
FAS 123(R) expense on ESPP	0.3	—	—
Tax-exempt interest income	(0.7)	(0.8)	(1.7)
Low-income housing tax credit	(1.9)	(1.5)	(2.1)
Other, net	0.6	0.2	(0.8)
Effective income tax rate	42.5%	39.6%	37.8%

Deferred tax assets (liabilities) at December 31, 2006 and 2005, consisted of the following:

	December 31,
(Dollars in thousands)	2006	2005
Deferred tax assets:
Allowance for loan losses	$23,555	$21,268
Other accruals not currently deductible	11,932	9,380
State income taxes	3,515	3,343
Premises and equipment and other intangibles	4,942	4,923
Equity warrant assets	—	3,984
Goodwill	16,700	12,570
Net unrealized gains on available-for-sale investment securities	13,016	14,272
Investments	5,583	—
Other	1,844	2,528
Deferred tax assets	81,087	72,268
Deferred tax liabilities:
Loan fee income	(12,887)	(11,783)
Equity warrant assets	(4,487)	—
Investments	—	(1,238)
Other	(872)	(386)
Deferred tax liabilities	(18,246)	(13,407)
Net deferred tax assets	$62,841	$58,861

We believe a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.   Employee Benefit Plans

We have the following employee benefit plans:  (i) Equity Incentive Plans; (ii) Employee Stock Purchase Plan; (iii) Incentive Compensation Plans; (iv) Direct Drive Incentive Compensation Plan; (v) Retention Plan; (vi) Warrant Incentive Plan; (vii) SVB Financial Group 401(k) and Employee Stock Ownership Plan; (viii) Employee Home Ownership Plan; (ix) SVB Qualified Investors Fund LLC; (x) SVB Qualified Investors Fund II, LLC; and (xi) Deferred Compensation Plan. The Equity Incentive Plans and the Employee Stock Purchase Plan are described in Note 4. Share-Based Compensation.

Incentive Compensation Plans

Incentive Compensation Plans (“ICP”) are bonus programs paid based on the financial results of our various business units. Awards are distributed based on management’s assessment of individual employee performance. Our total contributions to the ICP were $24.5 million, $26.6 million and $28.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Direct Drive Incentive Compensation Plan

Direct Drive Incentive Compensation Plan (“Direct Drive”) is a semiannual sales incentive program. Payments are based on sales teams’ performance to predetermined financial targets. Actual awards for each sales team member under Direct Drive is based on: (i) the actual results and financial performance with respect to the gross profit targets; (ii) the sales team payout targets; and (iii) the sales team member’s sales position and team payout allocation. We define gross profit targets as the revenue goals for total interest income after funds transfer pricing and noninterest income. Income associated with equity warrant assets is not included in the gross profit targets. Additionally, sales team members may receive a discretionary award based on management’s assessment of such member’s contributions and performance during the applicable fiscal year, regardless of achievement of team gross profit targets. Direct Drive expenses were $5.7 million, $6.0 million and $5.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Retention Program

The Retention Program ("RP") is a long-term incentive plan that allows executives to share directly in the Company's investment success. Under the RP, a separate plan is adopted and plan participants are designated for each fiscal year. Plan participants are granted an interest in the distributions made on certain designated investments made by the Company, as well as certain fees received by the Company (or its affiliates), during the applicable year. Specifically, participants share in: (i) returns from designated investments made by the Company and its affiliates, including investments in certain private equity funds, venture debt funds, and direct equity investments in companies; (ii) income realized from the exercise of, and the subsequent sale of shares obtained through the exercise of, warrants held by the Company; (iii) SVB Alliant revenues; and (iv) other designated amounts as determined by the Company. The Company determines individual allocations in the RP based on individual performance, the individual's role and the total number of plan participants. Each allocation gives the participant a stated percentage or dollar interest in the future returns on the designated investments and fees in the pool. The interests are not in the underlying investments themselves, but rather in future distributions or returns to the Company on such investments. Distributions received by the Company are paid to the participants over the term of the applicable plan, which is generally ten years. RP expenses were $1.5 million, $1.1 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Warrant Incentive Plan

The Warrant Incentive Plan provides individual and team awards to those employees who negotiate warrants on the behalf of the Company. Designated participants share in the income realized from the exercise of, and the subsequent sale of shares obtained through the exercise of, warrants held by the Company. The WIN Pool Program, a component of the Warrant Incentive Plan, provides a pooled opportunity to employees across the Company who are not otherwise eligible for the Warrant Incentive Plan or RP to share in income realized from the exercise and sale of warrants. Warrant Incentive Plan (including the WIN Pool Program) expenses were $1.2 million, $1.3 million and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

SVB Financial Group 401(k) and Employee Stock Ownership Plan

The SVB Financial Group 401(k) (the “401(k) Plan”) and Employee Stock Ownership (“ESOP”) Plan (collectively referred to as the “Plan”) is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular employees are eligible to participate.

Employees participating in the 401(k) Plan are allowed to contribute up to 75% of their pre-tax compensation as defined in the Plan, up to the maximum amount allowable under federal income tax regulations of $15,000 and $14,000 for the years ended December 31, 2006 and 2005, respectively. We match the employee’s contributions dollar-for-dollar, up to 5% of the employee’s pre-tax compensation as defined in the Plan. Our matching contributions vest immediately. Our matching 401(k) Plan contributions totaled $4.1 million, $4.5 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.

Discretionary ESOP contributions, based on our consolidated net income, are made by us to all eligible individuals employed by us on the last day of the fiscal year. We may elect to contribute cash, or our common stock, in an amount not exceeding 10.0% of the employee’s eligible compensation earned in the fiscal year. The ESOP contributions vest in equal annual increments over five years. Forfeited balances of terminated participants’ nonvested accounts are used first to restore previously forfeited amounts of rehired participants’ accounts and are then used to pay administrative expenses and to reduce our future contributions to the Plan. Forfeited nonvested accounts totaled $0.7 million and $0.4 million at December 31, 2006 and 2005, respectively. During 2006, Company contributions to the Plan were reduced by $0.4 million from forfeited nonvested accounts, and administrative expenses totaling $0.2 million were paid from the forfeited nonvested accounts.

Our contributions to the ESOP totaled $5.4 million, $6.3 million and $6.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, the ESOP owned 629,092 shares of our common stock. All shares held by the ESOP are treated as outstanding shares in both our basic and diluted earnings per share computations. At December 31, 2006, we had not committed any additional shares to the ESOP program.

We amended the Plan in 2004 and added a Profit Sharing Account, which is employee directed. Discretionary Profit Sharing Contributions, subject to our determination will be made to all eligible individuals who are employed on the last day of the fiscal year.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Home Ownership Plan

The Employee Home Ownership Plan (“EHOP”) is a benefit plan that provides for the issuance of mortgage loans at favorable interest rates to eligible employees. Eligible employees may apply for a fixed-rate mortgage, which is due and payable in either five or seven years on their primary residence and is amortized over a 30 year period. Applicants must qualify for a loan through the usual mortgage review and approval process, which is typical of industry standards. The maximum loan amount cannot be greater than 80.0% of the lesser of the purchase price or the appraised value. The interest rate on the note is written at the then market rate for five year (5/1) or seven year (7/1) mortgage loans as determined by us. However, provided that the applicant continues to meet all the eligibility requirements, including employment, the actual rate charged to the borrower shall be 2.0% below the market rate. The loan rate shall not be less than the greater of either the five-year Treasury Note plus 25 basis points (for the five year loan) or the average of the five year and 10 year Treasury Note plus 25 basis points (for the seven year loan) or the monthly Applicable Federal Rate for medium-term loans as published by the Internal Revenue Service. The loan rate will be fixed at the time of approval and locked in for 30 days. We recognize as compensation expense the aggregate dollar amount by which interest charged to an employee under the EHOP is less than the market rate of interest that would be charged for a comparable loan. Compensation expense attributable to loans issued under the EHOP for the years ended December 31, 2006, 2005 and 2004 was $0.4 million, $0.4 million and $0.3 million, respectively.

The following table summarizes the activities of all EHOP loans to employees for the years ended December 31, 2006 and 2005:

	Year Ended December 31,
(Dollars in thousands)	2006	2005
Balance at beginning of year	$31,234	$24,805
Loan proceeds disbursed for EHOP	10,386	10,328
Loan repayments for EHOP	(6,055)	(3,899)
Balance at end of year	$35,565	$31,234

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SVB Qualified Investors Fund, LLC  and SVB Qualified Investors Fund II, LLC

SVB Qualified Investor Fund LLC (“QIF”) was formed on behalf of certain eligible employees. QIF was initially fully capitalized by equity contributions by employees. QIF’s principal purpose is to invest in a select number of private equity funds managed primarily by SVB Financial or its affiliates. The fund will continue until December 12, 2013, unless terminated sooner or extended in accordance with the fund operating agreement. In 2005, we formed SVB Qualified Investors Fund II, LLC (“QIF II”), which is structured similarly as QIF. QIF II will continue until April 8, 2018, unless terminated sooner or extended in accordance with the fund operating agreement. For the years ended December 31, 2006 and 2005, we incurred fund administration costs of approximately $0.1 million and $0.2 million, respectively for both QIF and QIF II. For the year ended December 31, 2004, we incurred costs of $0.1 million for QIF.

Deferred Compensation Plan

In October 2004, we established the Silicon Valley Bank Deferred Compensation Plan (the “DC Plan”). The DC Plan became effective on January 1, 2005. Under the DC Plan, eligible employees may elect to defer up to 25% of their base salary and/or up to 100% of any bonus payment to which they are entitled, for a period of 12 consecutive months, beginning January 1 and ending December 31. Executive officers and certain senior managers are eligible to participate in the DC Plan, and any amounts deferred under the DC Plan will be invested and administered by us (or such person we designate). Deferrals under the DC Plan were $1.1 million and $0.3 million for the years ended December 31, 2006 and 2005, respectively. Gains on the DC Plan investments for the years ended December 31, 2006 and 2005 were $129.4 thousand and $19.8 thousand, respectively.

18. Related Parties

Loan Transactions

SVB Financial Group (the Parent) has a commitment under a revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. SVB Financial Group has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The line of credit bears an interest rate of prime plus one percent. During the year ended December 31, 2006, SVB Financial Group renewed the line of credit for an additional year until August 2007 and increased the commitment amount to $40.0 million. The highest aggregate balance outstanding during 2006 was $40.0 million.

In August 2000, SVB Financial Group made an unsecured interest-free loan in the amount of $0.5 million to Marc Verissimo, our Chief Strategy Officer. The largest principal amount outstanding during 2006 was $0.5 million. The loan was repaid in full in February 2006.

During 2006, the Bank made loans to related parties, including certain companies in which certain of our directors or venture funds with which some of our directors are affiliated, are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features. The following are some of such loans, which have previously been disclosed in our prior periodic reports:

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Bank renewed a line of credit in the amount of $1.0 million to Skalli Corporation (dba St. Supery Vineyards and Winery) in October 2006. Michaela Rodeno, one of our directors, is the Chief Executive Officer of St. Supery. The loan expires in October 2008, with interest payable monthly. The interest rate for this loan is 30-day LIBOR plus 225 basis points. The largest principal amount outstanding during 2006 was $300,000.

In May 2006, the Bank extended a revolving line of credit in the aggregate amount of $60.0 million to NEA XII, LP. Amounts outstanding under the line of credit are secured by the right to receive proceeds of capital calls from the borrower’s limited partners. C. Richard Kramlich, one of our directors, is a partner of NEA Partners 12, LP, which acts as the General Partner for NEA XII, LP. The line of credit has an interest rate of prime or 30-day LIBOR plus 275 basis points, at the borrower’s option. The maturity date of the line of credit is May 11, 2007. The largest principal amount outstanding during 2006 was $45.5 million.

In April 2006, the Bank issued a letter of credit in the amount of $0.2 million on behalf of SurgRx, Inc. The initial maturity date of the letter of credit is April 4, 2007, but the letter of credit will be automatically renewed unless affirmatively terminated by SurgRx until its final expiry on May 10, 2010. The letter of credit is secured by a certificate of deposit pledged by SurgRx, Inc. and held by the Bank. David Clapper, one of our directors, is the Chief Executive Officer of SurgRx, Inc. The largest principal amount outstanding under the line of credit during 2006 was $0.2 million.

In December 2004, the Bank extended a line of credit in the amount of $1.3 million to Deer VI & Co, LLC, with which Felda Hardymon, one of our directors, is a member with a non-voting interest. The loan was unsecured and was fully guaranteed by Deer Management Co., LLC, with which Mr. Hardymon is also a member with a non-voting interest. The original line expired in September 2005, and was extended and increased to $2.0 million in November 2005. The increased line expires in September 2007, with interest payable quarterly. The interest rate for the loan was the Bank’s prime rate minus one half of one percent. The largest principal amount outstanding during 2006 was $1.7 million.

Fund Investments

In 2000, we formed two venture investment funds: SVB Strategic Investors Fund, LP (“SIF I”) and Silicon Valley BancVentures, LP (“SVBV”). SIF I is a $121.8 million fund that primarily invests in private equity funds and SVBV is a $56.1 million direct equity investment fund that invests in privately-held companies. Both funds are managed by their respective general partners, which are wholly-owned subsidiaries and hold a minority interest in the respective funds. Certain of our directors have also invested in the funds and hold a minority interest: Messrs. Hardymon (through his family limited partnership) ($0.9 million) and Porter ($0.5 million) are limited partners of SIF I, and Messrs. Hardymon (through his family limited partnership) ($1.5 million) and Kramlich ($1.0 million) are limited partners of SVBV. Mr. H.A. Schupf, a principal stockholder, is also a limited partner of SVBV ($0.5 million).

In 2004, we created SVB Strategic Investors Fund II, LP (“SIF II”). SIF II is a $175.0 million fund-of-funds that invests primarily in private equity funds. SIF II is managed by its general partner, which is a wholly-owned subsidiary and holds a minority interest in the fund. Certain of our directors have invested in SIF II and hold a minority interest as a limited partner: Messrs. Hardymon (through his family limited partnership) ($1.0 million) and Porter ($0.1 million).

In 2006, we created SVB India Capital Partners I, LP (“SICP”), a $33.9 million direct equity investment fund that invests in privately-held companies in India. SICP is managed by its general partner,

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which is a wholly-owned subsidiary and holds a minority interest in the fund. Certain of our directors have invested in SICP and hold a minority interest as a limited partner: Messrs. Benhamou (through Benhamou Global Ventures) ($0.3 million), Ms. Rodeno ($0.3 million) and Friedman (through his family trust) ($0.1 million. Mr. H.A. Schupf, a principal stockholder, is also a limited partner of SICP ($0.5 million).

In 2000, we created SVB Qualified Investors Fund, LLC (“QIF”), a $7.6 million investment fund for employees that met certain eligibility requirements. To be eligible to participate in QIF, an employee must be of a certain grade level and must be an “accredited investor,” as such term is defined by the SEC. QIF was initially capitalized by commitments and contributions from certain eligible employees including our senior management. All employee participants are required to invest in this fund with their own money, but we manage the fund and pay all administrative costs associated with the fund. QIF’s principal purpose is to invest in a select number of private equity funds managed primarily by us or our affiliates. The following individuals who were executive officers in 2006 participated in QIF, each with individual commitment amounts ranging between $0.1 million and $0.5 million: Messrs. Wilcox, Becker, Jenkins-Stark, Kellogg, and Verissimo.

In 2005, we formed SVB Qualified Investors Fund II, LLC (“QIF II”), a $5.1 million investment fund for employees that met certain eligibility requirements similar to those of QIF. All employee participants are required to invest in this fund with their own money, but we manage the fund and pay all administrative costs associated with the fund. QIF II’s principal purpose is to invest in a select number of private equity funds managed primarily by us or our affiliates. The following individuals who were executive officers in 2006 participated in QIF II, each with individual commitment amounts ranging between $0.1 million and $0.3 million:  Messrs. Wilcox, Becker, Jenkins-Stark, Kellogg, and Verissimo, and Ms. Ward Pierce.

In 2003, Gold Hill Venture Lending 03, LP, a venture debt fund, and certain affiliated funds (the “Gold Hill Funds”) were created. The total size of the Gold Hill Funds is approximately $214.1 million. We have a majority interest in the general partner of the Gold Hill Funds, in addition to being a limited partner in one of the Gold Hill Funds. Our combined commitment total in the general partner and the Gold Hill Funds is $20.0 million. Certain of our directors are also limited partners of the Gold Hill Funds and hold a minority interest: Mr. Hardymon (through his family limited partnership) ($2.5 million) and Ms. Rodeno ($0.2 million).

In 2005, Partners for Growth II, LP, a special situation debt fund (“PFG II”), was created. The total size of PFG II is approximately $62.0 million. The general partner of PFG II is not owned or controlled by us. Certain of our directors are also limited partners in PFG II and hold a minority interest: Mr. Hardymon ($1.0 million) and Ms. Rodeno ($0.3 million).

19. Off-Balance Sheet Arrangements, Guarantees, and Other Commitments

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit and commercial and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $4.1 billion and $3.5 billion at December 31, 2006 and 2005, respectively. Out of these available commitment balances, fixed interest rate commitments were $611.7 million and $325.5 million at December 31, 2006 and 2005, respectively. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.6 billion and $0.9 billion at December 31, 2006 and 2005, respectively. Our potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending loan commitments as we do in making loans. The actual liquidity needs or the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, intellectual property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management’s evaluation of the adequacy of the liability for unfunded credit commitments. Additionally, we had aggregate maximum lending limits of $468.1 million and $472.7 million as of December 31, 2006 and 2005, respectively, related to our accounts receivable factoring arrangements. We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credits

Commercial and standby letters of credit represent conditional commitments issued by us on behalf of a client to guarantee the performance of the client to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by a client and are typically short-term in nature. We provide two types of standby letters of credit: performance and financial standby letters of credit. Performance standby letters of credit are issued to guarantee the performance of a client to a third party when certain specified future events have occurred and are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment by a client to a third party (beneficiary) and are primarily used to support many types of domestic and international payments. These standby letters of credit have fixed expiration dates and generally require a fee to be paid by the client at the time we issue the commitment. Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period using the straight-line method.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

The table below summarizes our commercial and standby letters of credit at December 31, 2006. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year Or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$605,020	$34,705	$639,725	$639,725
Performance standby letters of credit	17,376	9,745	27,121	27,121
Commercial letters of credit	6,511	—	6,511	6,511
Total	$628,907	$44,450	$673,357	$673,357

At December 31, 2006 and 2005, deferred fees related to financial and performance standby letters of credit were $3.9 million and $4.0 million, respectively. At December 31, 2006, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credits was $267.4 million.

Credit Card Guarantees

The Bank, as a financial provider, routinely guarantees credit cards for some of our customers that have been provided by an unaffiliated financial institution. The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. Certain of these amounts are secured by certificates of deposit and other assets, which the Bank has rights to in the event of nonperformance by customers. The total amount of this guarantee was $72.6 million at December 31, 2006. It is not considered probable that material losses would be incurred by the Bank as a result of these arrangements. Credit card fees totaled $4.6 million, $3.7 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Commitments to Invest in Private Equity Funds

We make commitments to invest in private equity funds, which in turn make investments in privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the fund. The timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments and our unfunded commitments at December 31, 2006.

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership %
Silicon Valley BancVentures, LP	$6,000	$900	10.7%
SVB Capital Partners II, LP(1)	39,575	35,541	8.5
SVB Strategic Investors Fund, LP	15,300	3,522	12.6
SVB Strategic Investors Fund II, LP	15,000	10,050	8.6
SVB Strategic Investors Fund III, LP	15,000	13,500	6.5
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	12,750	24.2
Gold Hill Venture Lending 03, LP	20,405	5,305	9.3
Other Fund Investments(2)	77,116	25,245	—%
Total	$228,396	$116,563

(1)          Includes 0.5% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC, and 8.5% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.

(2)          Represents commitments to 302 private equity funds where our ownership interest is less than 5%.

20. Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), requires that we disclose estimated fair values for our financial instruments. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of SFAS No. 107.

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

Short-term Financial Assets

Short-term financial assets include cash on hand, cash balances due from banks, interest-earning deposits, securities purchased under agreement to resell and other short-term investment securities. The carrying amount is a reasonable estimate of fair value because of the insignificant risk of changes in value due to original or purchased maturity dates of generally 90 days or less.

Investment Securities—Marketable

Marketable investment securities classified as available-for-sale are carried at fair value, which is based on quoted market prices provided by known and reputable pricing services or dealer quotes.

Investment Securities—Non-Marketable

We record our wholly owned non-marketable private equity fund investments and other private equity investments on a cost basis less any identified other than temporary impairment. For our direct equity venture funds, our funds of funds and our consolidated venture debt fund, we record the non-marketable investments using investment company fair value accounting rules.

Loans

The fair value of fixed and variable rate loans is estimated by discounting contractual cash flows using discount rates that reflect our current pricing for loans and the forward yield curve.

Derivatives Financial Instruments

The fair values of derivatives are presented in Note 14. Derivative Financial Instruments.

Other Assets and Other Liabilities

Other assets include foreign currency exchange contracts purchased and other liabilities include foreign currency exchange contracts sold, which are carried at fair value based on current currency exchange rates.

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

Short-term Borrowings

Short-term borrowings include federal funds purchased, securities sold under repurchase agreements and FHLB advances. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its contractual maturity.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term Borrowings

Long-term borrowings include our contingently convertible debt, junior subordinated debentures and other long-term debt (see Note 12. Borrowings). The fair value of long-term borrowings is estimated based on quoted market prices for the issues for which there is a market. Otherwise, the fair value of long-term borrowings is calculated by discounting the contractual cash flows using the forward yield curve over their remaining contractual term or a calculation based on the market value of the underlying instrument, whichever is deemed more relevant.

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at December 31, 2006 and 2005. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

Limitations

The information presented herein is based on pertinent information available to us as of December 31, 2006 and 2005. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year end, and the estimated fair values of these financial instruments may have changed significantly since that point in time.

The following table is a summary of the estimated fair values of our financial instruments, excluding short-term financial assets and short-term borrowings, for which carrying amounts approximate fair value, and for foreign currency exchange contracts purchased and sold, marketable investment securities, non-marketable investment securities accounted for under investment company fair value accounting guidelines and derivative financial instruments, which are carried at fair value at December 31, 2006 and 2005.

	December 31,
	2006		2005
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investment securities—non-marketable	$72,106	$72,723	$53,253	$57,107
Loans, net	3,439,655	3,462,914	2,806,568	2,829,971
Financial liabilities:
Deposits	4,057,625	4,053,438	4,252,730	4,249,698
Contingently convertible debt	148,441	207,721	147,604	212,609
Junior subordinated debentures	51,355	51,443	49,542	48,763
Other long-term debt	152,669	152,669	—	—
Off-balance sheet financial assets:
Commitments to extend credit	$—	$15,828	$—	$14,018

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Regulatory Matters

The Company and the Bank are subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board and the California Department of Financial Institutions (“DFI”). The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required that the federal regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements.

Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Bank maintain minimum ratios (set forth in the table below) of capital to risk-weighted assets. There are three categories of capital under the guidelines. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable taxes, on securities available-for-sale carried at fair value). Tier 1 capital must comprise at least half of total capital. Tier 2 capital includes preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 3 capital includes certain qualifying unsecured subordinated debt.

Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are ten percent and six percent, respectively, of risk-weighted assets and certain off-balance sheet items for a well-capitalized depository institution.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of five percent for a well-capitalized depository institution.

The most recent joint notification from the DFI and the Federal Reserve Board categorized the Bank as well-capitalized, under the FDICIA prompt corrective action provisions applicable to banks. There are no conditions or events since that notification that management believes have changed the Bank’s category.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the capital ratios for the Company and the Bank, as compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 2006 and 2005:

(Dollars in thousands)	Actual Ratio	Actual Amount	Capital Adequacy Minimum Ratio	Capital Adequacy Minimum Capital Requirement
As of December 31, 2006:
Total risk-based capital ratio:
Company	13.95%	$757,360	8.0%	$434,212
Bank	12.80%	$667,558	8.0%	$417,299
Tier 1 risk-based capital ratio:
Company	12.34%	$669,920	4.0%	$217,106
Bank	11.70%	$610,242	4.0%	$208,649
Tier 1 leverage ratio:
Company	12.46%	$669,920	4.0%	$215,084
Bank	11.83%	$610,242	4.0%	$206,355
As of December 31, 2005:
Total risk-based capital ratio:
Company	14.75%	$712,852	8.0%	$386,772
Bank	13.22%	$616,849	8.0%	$373,343
Tier 1 risk-based capital ratio:
Company	12.39%	$598,971	4.0%	$193,386
Bank	12.08%	$563,651	4.0%	$186,671
Tier 1 leverage ratio:
Company	11.64%	$598,971	4.0%	$205,899
Bank	11.35%	$563,651	4.0%	$198,668

22. Stockholders’ Rights Plan

Our Board of Directors (the “Board”) has approved and adopted a stockholders’ rights plan to, among other things, protect our stockholders from coercive takeover tactics. The current stockholders’ rights plan in effect through January 31, 2008 (the “Rights Plan”) is attached as Exhibits 4.20 and 4.13 to our amended and restated registration statement on Form 8-A/A, filed with the SEC on February 27, 2004 and August 3, 2004, respectively, and incorporated herein by reference.

Under the Rights Plan, each stockholder of record on November 9, 1998 received a dividend of one right (a “Right”) for each outstanding share of common stock of the Company. The Rights are attached to, and presently only traded with, shares of the Company’s common stock and are not currently exercisable. Except as specified below, upon becoming exercisable, each Right will entitle the holder to purchase from us 1/1000th of a share of the Company’s Series A Participating Preferred Stock at a price of $100.00 per share.

The Rights will be exercisable on the tenth (10th) business day (or such later date as is determined by our Board) following the announcement that a person or group (other than the Company, its subsidiaries or their employee benefit plans) has acquired or announces a tender or exchange offer to acquire

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beneficial ownership of 15% or more of the Company’s common stock. If a person or group acquires beneficial ownership of 15% or more of the Company’s common stock, each Right will then be exercisable for shares of common stock having a value equal to two times the exercise price of the Right. Similarly, in the event the Company is acquired in a merger or other business combination transaction or 50% or more of our consolidated assets or earning power are sold following such time as a person or group has acquired beneficial ownership of 15% or more of the Company’s common stock, the rights will be exercisable for shares of the acquirer or its parent having a value equal to two times the exercise price of the Right.

At any time on or prior to the close of business on the earlier of (i) the fifth day following a public announcement that a person or group (other than the Company, its subsidiaries or their employee benefit plans) has acquired beneficial ownership of 15% or more of the Company’s outstanding common shares (or such later date as may be determined by action of the Board and publicly announced) and (ii) January 31, 2008, we may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, subject to adjustment.

23. Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), requires that we report certain financial and descriptive information about our reportable operating segments, as well as related disclosures about products and services, geographic areas and major customers. Our reportable operating segments results are regularly reviewed internally by our chief operating decision maker (“CODM”) when evaluating segment performance and deciding how to allocate resources and in assessing performance.   Our CODM is our Chief Executive Officer (“CEO”).

For management reporting purposes, we offer clients financial products and services through four primary strategic operating groups:  Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. Our Other Business Services group includes SVB Global, SVB Private Client Services, SVB Analytics and certain other business service units. Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, the internal profitability reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. Our management reporting process measures the performance of our operating segments based on our internal operating structure and is not necessarily comparable with similar information for other financial services companies. In addition, changes in an individual client’s primary relationship designation have resulted, and may in the future result, in the inclusion of certain clients in different segments in different periods. We have reclassified certain prior-period amounts to conform to the current period’s presentation.

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS No. 131. Of our operating segments, only Commercial Banking, SVB Capital and SVB Alliant were determined to be reportable segments as of December 31, 2006. SVB Global, SVB Private Client Services, SVB Analytics and certain other business service units did not meet the separate reporting thresholds and as a result, in the table below, have been aggregated in a column labeled “Other Business Services” for segment reporting purposes. The Other Business Services column also reflects other business service units and those adjustments necessary to reconcile the results of the operating segments based on our internal profitability reporting process to the consolidated financial statements prepared in conformity with GAAP.

Our CODM allocates resources to and assesses the performance of each operating segment based on net interest income, noninterest income and noninterest expense, which are presented as components of

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

segment operating profit or loss before income taxes. Net interest income, our primary source of revenue, is reported, net of funds transfer pricing (“FTP”). FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised and an earnings charge is made for funded loans. In addition, we evaluate assets based on average balances; therefore, period-end asset balances are not presented for segment reporting purposes. We have not reached reportable levels of revenue, net income or assets outside the United States and as such we do not present geographic segment information.

Our Commercial Banking Business Group, referred to as SVB Silicon Valley Bank, includes the Bank and its subsidiaries. Through this segment, we serve clients in all stages of maturity ranging from emerging-growth companies to established, private and public companies in the technology, life sciences and premium wine industries. We define “emerging-growth” clients as companies in the start-up or early stages of their life cycles. These companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market and have little or no revenues. By contrast, we define “established” or “middle-market” clients as companies that tend to be more mature. These companies may be publicly traded and are more established in the markets in which they participate.

SVB Capital focuses on the business needs of our private equity clients, with whom we have established and maintain relationships domestically and internationally. Through this segment, we provide banking services and financial solutions, including traditional deposit and checking accounts, loans, letters of credit and cash management services to private equity clients. SVB Capital also makes investments in private equity firms and in companies in the niches we serve. The group manages five private equity funds and oversees investments, including our investments in several sponsored limited partnerships. These limited partnerships include Gold Hill Venture Lending 03, LP and its parallel funds, which primarily provide secured debt, typically to emerging-growth clients in their earliest stages; and the Partners for Growth funds, which are special situation debt funds that provide secured debt primarily to higher-risk, more established middle-market clients in their later stages.

SVB Alliant, our investment banking subsidiary, principally provides merger and acquisition advisory services (“M&A”), private placement advisory services and fairness opinions. SVB Alliant is a broker-dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc. (“NASD”). In 2005, we established SVB Alliant Europe Limited, a subsidiary of SVB Financial Group based in London, England, in order to provide investment advisory services to companies in Europe. SVB Alliant Europe Limited commenced full operations on May 2, 2006, when it received its license from the Financial Services Authority, an independent body that regulates the financial services industry in the United Kingdom.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Business Services includes SVB Global, SVB Private Client Services, SVB Analytics and other business service units that are not part of one of the three business groups described above. SVB Global includes three foreign subsidiaries, which facilitate our clients’ global expansion into major technology centers around the world. SVB Global provides a variety of services, including consulting and business services, referrals, and knowledge sharing, as well as identifying business opportunities for us. SVB Private Client Services provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. SVB Private Client Services helps our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. SVB Analytics, a new entity formed in 2006, provides solutions to address the valuation needs of private emerging-growth technology and life sciences companies. SVB Analytics includes eProsper, a company that provides equity ownership data management services. SVB Analytics acquired a controlling interest in eProsper in August 2006.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our segment information for the years ended December 31, 2006, 2005 and 2004 is as follows:

(Dollars in thousands)	Commercial Banking	SVB Capital	SVB Alliant	Other Business Services	Total
Year Ended December 31, 2006
Net interest income	$280,047	$31,296	$752	$40,362	$352,457
Provision for (recovery of) loan losses(1)	4,932	(24)	—	4,969	9,877
Noninterest income(2)	97,993	16,525	11,640	15,048	141,206
Noninterest expense excluding impairment of goodwill(3)	222,695	20,896	22,800	37,678	304,069
Impairment of goodwill	—	—	18,434	—	18,434
Minority interest in net income of consolidated affiliates	—	—	—	(6,308)	(6,308)
Income (loss) before income tax expense(4)	$150,413	$26,949	$(28,842)	$6,455	$154,975
Total average loans	$2,402,261	$83,319	$—	$396,508	$2,882,088
Total average assets(5)	3,568,937	669,393	67,503	1,081,602	5,387,435
Total average deposits	3,091,371	626,973	—	203,513	3,921,857
Goodwill at December 31, 2006	—	—	17,204	4,092	21,296
Year Ended December 31, 2005
Net interest income	$229,715	$21,753	$336	$47,489	$299,293
Provision for (recovery of) loan losses(1)	(341)	—	—	578	237
Noninterest income(2)	82,027	9,011	22,064	4,393	117,495
Noninterest expense(3)	181,162	19,403	22,575	36,720	259,860
Minority interest in net income of consolidated affiliates	—	—	—	(3,396)	(3,396)
Income (loss) before income tax expense(4)	$130,921	$11,361	$(175)	$11,188	$153,295
Total average loans	$2,001,867	$61,749	$—	$304,746	$2,368,362
Total average assets(5)	3,796,954	680,839	74,498	637,486	5,189,777
Total average deposits	3,349,743	640,978	—	175,755	4,166,476
Goodwill at December 31, 2005	—	—	35,638	—	35,638
Year Ended December 31, 2004
Net interest income	$169,165	$11,915	$122	$48,275	$229,477
Provision for (recovery of) loan losses(1)	2,115	—	—	(12,404)	(10,289)
Noninterest income(2)	74,945	5,278	22,025	5,526	107,774
Noninterest expense excluding impairment of goodwill(3)	162,112	18,057	24,924	34,827	239,920
Impairment of goodwill	—	—	—	1,910	1,910
Minority interest in net income of consolidated affiliates	—	—	—	(3,090)	(3,090)
Income (loss) before income tax expense(4)	$79,883	$(864)	$(2,777)	$26,378	$102,620
Total average loans	$1,608,819	$76,522	$—	$266,314	$1,951,655
Total average assets(5)	3,617,482	554,634	73,447	527,346	4,772,909
Total average deposits	3,225,678	522,424	—	157,306	3,905,408
Goodwill at December 31, 2004	—	—	35,638	—	35,638

(1)          For segment reporting purposes, we report net loan charge-offs as the provision for or recovery of loan losses. Thus, the Other Business Services segment includes a $5.0 million and $0.6 million net

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

loan charge-off for the years ended December 31, 2006 and 2005, respectively, and a $12.4 million net loan recovery for the year ended December 31, 2004,  which represents the difference between net loan charge-offs and the provision for loan losses.

(2)          Noninterest income presented in the Commercial Banking segment includes warrant income of $10.5 million, $11.6 million and $9.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(3)          The Commercial Banking segment includes direct depreciation and amortization of $3.2 million, $2.0 million, and $1.6 million for the years ended 2006, 2005 and 2004, respectively. Due to the complexity of our cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments (totaling approximately $6.2 million, $5.7 million and $7.2 million for the years ended December 31, 2006, 2005 and 2004, respectively).

(4)          The internal reporting model used by management to assess segment performance does not calculate tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

(5)          Total Average Assets equals the greater of total loans or the sum of total deposits and total stockholders’ equity for each segment.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24.   Parent Company Only Condensed Financial Information

The condensed balance sheets of SVB Financial at December 31, 2006 and 2005, and the related condensed statements of income and cash flows for the years ended December 31, 2006, 2005 and 2004, are presented below. Certain reclassifications have been made in order to conform to the current year presentation. Such reclassifications had no effect on the results of operations or stockholders’ equity.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2006	2005
Assets:
Cash and due from banks	$6,283	$3,003
Securities purchased under agreement to resell and other short-term investments	4,500	28,596
Investment securities	83,435	80,201
Loans, net of unearned income(1)	39,790	14,726
Other assets	54,757	46,169
Investment in subsidiaries:
Bank subsidiary	592,208	535,430
Nonbank subsidiaries	95,623	106,652
Total assets	$876,596	$814,777
Liabilities and stockholders’ equity:
Short-term borrowings	$9,864	$—
Contingently convertible debt	148,441	147,604
Junior subordinated debentures	52,257	48,228
Other liabilities	37,520	23,188
Intercompany payables to Silicon Valley Bank(2)	—	26,456
Total liabilities	248,082	245,476
Stockholders’ equity	628,514	569,301
Total liabilities and stockholders’ equity	$876,596	$814,777

(1)          Includes loans to related parties of $0.5 million at December 31, 2005. There were no such loans at December 31, 2006.

(2)          The Intercompany payables to the Bank at December 31, 2005 relate to the aggregate grant date fair values of warrants obtained by the Bank from July 1, 2001 through the balance sheet dates, net of payments for such. The Bank often obtains equity warrant assets to purchase a position in a client company’s stock in connection with providing credit facilities and less frequently for certain other business services. The parent purchases all equity warrant assets from the Bank at grant date fair value (See Note 2. Summary of Significant Accounting Policies—Derivative Financial Instruments—Derivatives).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Income

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Interest income	$5,031	$3,762	$2,965
Interest expense	(4,083)	(3,518)	(2,942)
Dividend income from bank subsidiary(3)	100,000	70,000	25,000
Gains on derivative instruments, net	9,759	3,875	2,749
Losses on investment securities, net	(558)	(2,339)	(1,609)
General and administrative expenses	(29,187)	(12,698)	(7,805)
Income tax benefit	6,398	5,024	3,473
Income before net income (loss) of subsidiaries	87,360	64,106	21,831
Equity in undistributed net income (loss) of nonbank subsidiaries	(13,033)	767	(2,755)
Equity in undistributed net income of bank subsidiary	15,058	27,664	44,790
Net income	$89,385	$92,537	$63,866

(3)          Certain dividends paid in 2004 were in excess of the amount permitted under the DFI guidelines. Therefore, in 2005 SVB Financial was required by the DFI to repatriate $28.4 million of the 2004 dividend to the Bank.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$89,385	$92,537	$63,866
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in fair values of derivatives, net	(9,759)	(3,875)	(2,749)
Losses on investment securities, net	558	2,339	1,609
Net income of bank subsidiary	(15,058)	(27,664)	(44,790)
Net loss (income) of nonbank subsidiaries	13,033	(767)	2,755
Decrease (increase) in other assets	1,171	(4,167)	7,124
Increase in other liabilities	14,332	6,477	6,779
(Decrease) increase in payable to Bank	(26,456)	(2,916)	1,843
Other, net	43,652	7,793	9,444
Net cash provided by operating activities	110,858	69,757	45,881
Cash flows from investing activities:
Net (increase) decrease in investment securities	(3,256)	19,265	(4,471)
Net (increase) decrease in loans	(25,064)	(13,156)	3,608
Investment in bank subsidiary	(39,781)	(30,000)	(1,813)
Investment in nonbank subsidiaries	(3,550)	(20,643)	(19,485)
Net cash used for investing activities	(71,651)	(44,534)	(22,161)
Cash flows from financing activities:
Increase (decrease) in borrowings, net	9,864	(9,333)	(9,333)
Proceeds from issuance of common stock	33,872	18,626	25,084
Repurchases of common stock	(103,759)	(77,663)	(12,578)
Net cash (used for) provided by financing activities	(60,023)	(68,370)	3,173
Net (decrease) increase in cash and cash equivalents	(20,816)	(43,147)	26,893
Cash and cash equivalents at beginning of year	31,599	74,746	47,853
Cash and cash equivalents at end of year	$10,783	$31,599	$74,746

25.   Subsequent Events

In early February 2007, we repurchased 75,000 shares of our common stock totaling $3.6 million in the open market. On February 15, 2007, we entered into a 10b5-1 plan, which runs through May 1, 2007. As of February 26, 2007 we repurchased 50,000 shares totaling $2.5 million. As of close of business, February 26, 2007, $61.7 million of shares may still be repurchased under our common stock program, which expires on June 30, 2008.

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

26.   Unaudited Quarterly Financial Data

Our supplemental consolidated financial information for each three month period over the years ended December 31, 2006 and 2005 are as follows:

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Year Ended December 31, 2006:
Interest income	$89,405	$93,130	$100,304	$104,800
Interest expense	5,526	7,368	10,496	11,792
Net interest income	83,879	85,762	89,808	93,008
Provision for (recovery of) loan losses	(2,474)	4,602	2,767	4,982
Noninterest income	23,401	40,978	30,968	45,859
Noninterest expense	70,688	93,638	75,007	83,170
Minority interest in net (income) losses of consolidated affiliates	(244)	(5,814)	919	(1,169)
Income before income tax expense	38,822	22,686	43,921	49,546
Income tax expense	16,743	9,092	18,751	21,196
Net income before cumulative effect of change in accounting principle	22,079	13,594	25,170	28,350
Cumulative effect of change in accounting principle, net of tax	192	—	—	—
Net income	$22,271	$13,594	$25,170	$28,350
Earnings per common share—basic before cumulative effect of change in accounting principle	$0.63	$0.39	$0.73	$0.83
Earnings per common share—diluted before cumulative effect of change in accounting principle	$0.57	$0.36	$0.68	$0.77
Earnings per common share—basic	$0.63	$0.39	$0.73	$0.83
Earnings per common share—diluted	$0.58	$0.36	$0.68	$0.77
Year Ended December 31, 2005:
Interest income	$72,183	$75,213	$82,617	$86,446
Interest expense	3,057	3,779	4,893	5,437
Net interest income	69,126	71,434	77,724	81,009
Provision for (recovery of) loan losses	(3,814)	814	1,427	1,810
Noninterest income	25,369	30,389	24,933	36,804
Noninterest expense	60,815	66,325	61,983	70,737
Minority interest in net (income) losses of consolidated affiliates	441	372	(1,281)	(2,928)
Income before income tax expense	37,935	35,056	37,966	42,338
Income tax expense	14,999	14,160	14,907	16,692
Net income	$22,936	$20,896	$23,059	$25,646
Earnings per common share—basic	$0.64	$0.60	$0.66	$0.74
Earnings per common share—diluted	$0.59	$0.54	$0.60	$0.67

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

27.   Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, or results of operations. Where appropriate, as we determine, reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

(a)   Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, among other processes, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006 pursuant to Exchange Act Rule 13a-15b. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

(b)   Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and the Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of the company’s assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorization of management and the directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the company’s financial statements.

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

As of December 31, 2006, the Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2006, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued a report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006. The report expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

(c)   Changes in Internal Control Over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting identified in management’s evaluation during the fourth quarter of the period covered by this Annual Report on Form 10-K that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)   Remediation of Material Weaknesses

Management assessed our internal control over financial reporting as of December 31, 2005. As previously disclosed in the 2005 Form 10-K report, filed on March 27, 2006, as a result of this assessment, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by management as of December 31, 2005 included the following:

•       The Company did not have adequately designed internal controls in its financial reporting process related to the selection and application of GAAP. Specifically, accounting policies, procedures and practices were not consistently developed, maintained or updated in a manner ensuring that financial statements were prepared in accordance with GAAP. Also, policies and procedures were not designed to consistently ensure the preparation and retention of adequate documentation to support key judgments made in connection with the selection and application of significant accounting policies within the Company’s financial reporting process. Finally, the Company’s policies and procedures did not consistently provide for effective analysis, implementation, and documentation of new accounting pronouncements.

•       The Company did not maintain sufficient levels of appropriately qualified and trained personnel in its financial reporting processes. As a result, the Company did not establish effective internal control over financial reporting policies and procedures related to (a) the timely preparation of comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for equity warrant assets or other non-routine or complex transactions, and (b) the review of such documentation by qualified internal staff, assisted by external advisors as deemed necessary, to determine its completeness and the propriety of the Company’s conclusions.

For additional information relating to the control deficiencies that resulted in the material weaknesses described above, please see the discussion under “Item 9A. Controls and Procedures” and “Item 4. Controls and Procedures” contained in our reports on Form 10-K for the year ended December 31, 2005 and Form 10-Q for the period ended September 30, 2006, respectively.

During 2006, we implemented a number of remediation measures to address the material weaknesses described above. The corrective measures implemented during 2006 are as follows:

•       Redesigned and expanded the Accounting & Financial Reporting Department’s organizational structure to ensure focused expertise, manageable workloads and adequate communication;

•       Hiring additional accounting personnel to ensure that accounting personnel with adequate experience, skills and knowledge, particularly in relation to complex or non-routine transactions, are directly involved in the review and accounting evaluation of such transactions;

•       Established a derivatives team, which focuses on the tracking and accounting of derivative instruments, particularly equity warrant assets;

•       Involving internal personnel assisted by external advisors, as deemed necessary, early in the process, particularly in complex or non-routine transactions, to obtain additional guidance as to the application of GAAP to any such proposed transactions;

•       Ensuring comprehensive documentation supporting management’s analysis of the appropriate accounting treatment for equity warrant assets or other non-routine or complex transactions and the related review thereof are completed to standards established by senior accounting personnel and the principal accounting officer;

•       Requiring senior accounting personnel and the principal accounting officer to review all complex or non-routine transactions to evaluate and approve the accounting treatment for such transactions;

•       Established process and procedure to track, evaluate and communicate new and proposed changes in GAAP and SEC pronouncements;

•       Requiring regular periodic review of critical and significant accounting policies and their adoption, application, and impact by senior accounting personnel and the principal accounting officer; and

•       Documenting processes and procedures, along with appropriate training, to ensure that the Company’s accounting policies, which have been corrected to conform with GAAP, are consistently applied going forward.

Based on the above and the hiring of additional accounting staff with the required depths, skills and technical expertise to prepare the Company’s financial statements and disclosures in accordance with GAAP, along with enhancements to its processes for accounting for equity warrant assets and other non-routine or complex transactions, developing and maintaining comprehensive accounting policies and improved processes for the documentation and review of significant accounting entries, management has concluded that the material weaknesses described in the 2005 Form 10-K report no longer existed as of December 31, 2006.

Item 9B.   Other Information

None.

PART III.

Item 10.   Directors, Executive Officers and Corporate Governance

The information set forth under the sections titled “Proposal No. 1—Election of Directors”, “Information on Executive Officers”, “Board Committees and Meeting Attendance”, “Section 16(a)  Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters” contained in the definitive proxy statement for SVB Financial Group’s 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.   Executive Compensation

The information set forth under the sections titled “Information on Executive Officers”, “Compensation Discussion and Analysis”, “Compensation for Named Executive Officers”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Report of the

Compensation Committee of the Board on Executive Compensation” contained in the definitive proxy statement for SVB Financial Group’s 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial Group’s 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2006 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(2)
Equity compensation plans approved by stockholders	4,673,139	$31.74	4,353,646
Equity compensation plans not approved by stockholders	n/a	n/a	n/a
Total	4,673,139	$31.74	4,353,646

(1)          Represents options granted under our 2006 Equity Incentive Plan, Amended and Restated 1997 Equity Incentive Plan and Amended and Restated 1989 Stock Option Plan. This number does not include securities to be issued for unvested restricted stock and restricted stock unit awards of 215,926 shares.

(2)          Includes shares available for issuance under our 2006 Equity Incentive Plan. This table does not include 870,985 shares available for issuance under the 1999 Employee Stock Purchase Plan.

For additional information concerning our equity compensation plans, refer to Item 8. Consolidated Financial Statements and Supplementary Data—Note 4. Share-Based Compensation.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters—Board Independence” in the definitive proxy statement for SVB Financial Group’s 2007 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services

The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial Group’s 2007 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

Item 15.   Exhibits and Financial Statement Schedules

		Page
(a) Financial Statements and Exhibits:
(1)	Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:
	Report of Independent Registered Public Accounting Firm	74
	Consolidated Balance Sheets as of December 31, 2006 and 2005	75
	Consolidated Statements of Income for the three years ended December 31, 2006	76
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2006	77
	Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2006	78
	Consolidated Statements of Cash Flows for the three years ended December 31, 2006	79
	Notes to Consolidated Financial Statements	80
(2)	Financial Statement Schedule
	The consolidated financial statements and supplemental data are contained in Part II Item 8. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.	74
(3)	Exhibits. See Index to Exhibits included at the end of this Form 10-K	146

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB FINANCIAL GROUP
/s/ KENNETH P. WILCOX
Kenneth P. Wilcox
President, Chief Executive Officer and Director
Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ALEX W. HART	Chairman of the Board of Directors and	March 1, 2007
Alex W. Hart	Director
/s/ KENNETH P. WILCOX	President, Chief Executive Officer and	March 1, 2007
Kenneth P. Wilcox	Director (Principal Executive Officer)
/s/ JACK JENKINS-STARK	Chief Financial Officer (Principal Financial	March 1, 2007
Jack Jenkins-Stark	Officer and Principal Accounting Officer)
/s/ ERIC A. BENHAMOU	Director	March 1, 2007
Eric A. Benhamou
/s/ DAVID M. CLAPPER	Director	March 1, 2007
David M. Clapper
/s/ ROGER F. DUNBAR	Director	March 1, 2007
Roger F. Dunbar
/s/ JOEL P. FRIEDMAN	Director	March 1, 2007
Joel P. Friedman
/s/ G. FELDA HARDYMON	Director	March 1, 2007
G. Felda Hardymon
/s/ C. RICHARD KRAMLICH	Director	March 1, 2007
C. Richard Kramlich
/s/ JAMES R. PORTER	Director	March 1, 2007
James R. Porter
/s/ MICHAELA K. RODENO	Director	March 1, 2007
Michaela K. Rodeno
/s/ KYUNG H. YOON	Director	March 1, 2007
Kyung H. Yoon

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	January 29, 2007
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.3	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3003 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
10.2	Amended and Restated Lease Termination Agreement, dated as of October 20, 2004, by and between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank	8-K/A	000-15637	99.1	October 22, 2004
*10.3	Amended and Restated Silicon Valley Bancshares 1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.4	Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.29	August 13, 1996
*10.5	Amendment and Restatement of the Silicon Valley Bank Money Purchase Pension Plan	10-Q	000-15637	10.30	August 13, 1996

*10.6	Silicon Valley Bank 401(k) and Employee Stock Ownership Plan, as amended and restated	10-K	000-15637	10.6	March 16, 2005
*10.7	Amended and Restated SVB Financial Group Retention Program Plan	10-K	000-15637	10.7	March 27, 2006
*10.8	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000
*10.9	Change in Control Severance Benefits Policy of Silicon Valley Bank, dated as of August 18, 2000	10-Q	000-15637	10.46	November 14, 2000
*10.10	Silicon Valley Bancshares 1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.11	Form of Indemnity Agreement between the Company and its directors and officers	10-Q	000-15637	10.50	November 14, 2003
*10.12	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated August 4, 2000	10-K	000-15637	10.52	March 11, 2004
*10.13	Bonus Agreement Between Silicon Valley Bank and Marc Verissimo dated September 20, 2000	10-K	000-15637	10.53	March 11, 2004
*10.14	Promissory Note Between Silicon Valley Bancshares and Ken Wilcox dated April 4, 2002	10-K	000-15637	10.54	March 11, 2004
*10.15	Promissory Note Between Silicon Valley Bancshares and Marc Verissimo dated April 2, 2002	10-K	000-15637	10.55	March 11, 2004
*10.16	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated May 6, 2002	10-K	000-15637	10.56	March 11, 2004
*10.17	Promissory Note Between Silicon Valley Bancshares and Greg Becker dated January 16, 2003	10-K	000-15637	10.57	March 11, 2004
*10.18	SVB Financial Group Senior Management Incentive Compensation Plan	10-K	000-15637	10.18	March 27, 2006
*10.19	Offer Letter to Jack Jenkins-Stark dated February 20, 2004	10-Q	000-15637	10.26	May 7, 2004
*10.20	Offer Letter to David C. Webb dated May 25, 2004	10-Q	000-15637	10.27	August 9, 2004
*10.21	Silicon Valley Bank Deferred Compensation Plan, as amended and restated	8-K	000-15637	10.29	November 3, 2004
*10.22	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive	8-K	000-15637	10.30	November 5, 2004
*10.23	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.24	Form of Nonqualified Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.25	Form of Restricted Stock Award under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.26	Offer Letter to David Ketsdever dated November 13, 2004	8-K	000-15637	10.34	November 30, 2004
*10.27	Change in Control Severance Benefit Plan, dated as of February 21, 2006	8-K	000-15637	10.35	March 13, 2006
*10.28	Amendment and Restatement of the Company’s 2006 Equity Incentive Plan (“the 2006 Plan”)	8-K	000-15637		July 5, 2006
*10.29	Approval of Forms of Agreement under the Company’s 2006 Equity Incentive Plan (the “Plan”)	8-K	000-15637		June 8, 2006
*10.30	Stockholder Approval of the Company’s 2006 Equity Incentive Plan (the “Plan”)	8-K	000-15637		May 17, 2006
14.1	Code of Ethics	10-K	000-15637	14.1	March 11, 2004
21.1	Subsidiaries of SVB Financial Group					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					X

*                     Denotes management contract or any compensatory plan, contract or arrangement.