Form 10-Q
period 2007-03-31
SVB FINANCIAL GROUP
filed 2007-05-10
CIK 719739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐   No ☒

At April 30, 2007, 34,280,947 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$309,933	$393,284
Securities purchased under agreement to resell and other short-term investment securities	254,941	239,301
Investment securities	1,657,539	1,692,343
Loans, net of unearned income	3,358,390	3,482,402
Allowance for loan losses	(40,256)	(42,747)
Net loans	3,318,134	3,439,655
Premises and equipment, net of accumulated depreciation and amortization	37,868	37,306
Goodwill	21,296	21,296
Accrued interest receivable and other assets	248,145	258,267
Total assets	$5,847,856	$6,081,452

Liabilities, Minority Interest and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,863,399	$3,039,528
Negotiable order of withdrawal (NOW)	32,325	35,983
Money market	652,741	668,794
Time	326,734	313,320
Total deposits	3,875,199	4,057,625
Short-term borrowings	583,901	683,537
Contingently convertible debt	148,673	148,441
Junior subordinated debentures	51,809	51,355
Other long-term debt	152,669	152,669
Other liabilities	187,147	193,296
Total liabilities	4,999,398	5,286,923

Commitments and contingencies	—	—

Minority interest in capital of consolidated affiliates	194,993	166,015

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 34,229,797 and 34,401,230 shares outstanding at March 31, 2007 and December 31, 2006, respectively	34	34
Additional paid-in capital	—	4,873
Retained earnings	668,486	641,528
Accumulated other comprehensive loss	(15,055)	(17,921)
Total stockholders’ equity	653,465	628,514
Total liabilities, minority interest and stockholders’ equity	$5,847,856	$6,081,452

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2007	2006
Interest income:
Loans	$85,232	$66,148
Investment securities:
Taxable	16,293	20,394
Non-taxable	607	823
Securities purchased under agreement to resell and other short-term investment securities	3,834	2,040
Total interest income	105,966	89,405

Interest expense:
Deposits	2,188	2,325
Other borrowings	10,414	3,201
Total interest expense	12,602	5,526
Net interest income	93,364	83,879
Recovery of loan losses	(407)	(2,474)
Net interest income after recovery of loan losses	93,771	86,353

Noninterest income:
Gains (losses) on investment securities, net	12,251	(61)
Client investment fees	12,034	9,637
Foreign exchange fees	5,259	5,212
Deposit service charges	3,211	2,178
Letter of credit and standby letter of credit income	2,931	2,350
Corporate finance fees	2,915	2,438
Gains (losses) on derivative instruments, net	1,973	(2,985)
Other	6,887	4,632
Total noninterest income	47,461	23,401

Noninterest expense:
Compensation and benefits	53,360	44,521
Professional services	9,150	8,355
Furniture and equipment	5,142	3,704
Net occupancy	4,804	4,205
Business development and travel	2,915	2,754
Correspondent bank fees	1,549	1,130
Telephone	1,433	907
Data processing services	1,028	1,128
Reduction of provision for unfunded credit commitments	(1,109)	(496)
Other	3,845	4,480
Total noninterest expense	82,117	70,688

Income before minority interest in net income of consolidated affiliates and income tax expense	59,115	39,066
Minority interest in net income of consolidated affiliates	(10,356)	(244)
Income before income tax expense	48,759	38,822
Income tax expense	20,368	16,743
Net income before cumulative effect of change in accounting principle	28,391	22,079
Cumulative effect of change in accounting principle, net of tax (1)	—	192
Net income	$28,391	$22,271

Earnings per common share—basic, before cumulative effect of change in accounting principle	$0.82	$0.63
Earnings per common share—diluted, before cumulative effect of change in accounting principle	$0.76	$0.57
Earnings per common share—basic	$0.82	$0.63
Earnings per common share—diluted	$0.76	$0.58

(1)    Represents the cumulative effect of change in accounting principle, net of taxes, on previously recognized share-based compensation for the effect of adopting Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2007	2006

Net income	$28,391	$22,271
Other comprehensive income (loss), net of tax:
Cumulative translation (losses) gains:
Translation (losses) gains, net of tax	(108)	22
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses), net of tax	2,788	(10,520)
Reclassification adjustment for gains included in net income, net of tax	186	99
Other comprehensive income (loss), net of tax	2,866	(10,399)
Comprehensive income	$31,257	$11,872

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$28,391	$22,271
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(407)	(2,474)
Reduction of provision for unfunded credit commitments	(1,109)	(496)
Changes in fair values of derivatives, net	(482)	(359)
(Gains) losses on investment securities, net	(12,251)	61
Depreciation and amortization	4,771	1,872
Minority interest in net income of consolidated affiliates	10,356	244
Tax benefit of original issue discount	819	776
Tax benefits of share-based compensation and other	321	3,369
Amortization of share-based compensation	3,648	5,938
Amortization of deferred warrant-related loan fees	(1,561)	(1,507)
Deferred income tax expense	2,533	4,552
Changes in other assets and liabilities:
Decrease in accrued interest receivable	45	2,505
(Increase) decrease in accounts receivable	(233)	1,325
Increase in income tax receivable, net	(4,900)	(11,760)
Decrease in accrued retention, incentive plans and other compensation benefits payable	(26,024)	(32,370)
Other, net	9,497	2,379
Net cash provided by (used for) operating activities	13,414	(3,674)

Cash flows from investing activities:
Purchases of available-for-sale securities	(13,155)	(1,002)
Proceeds from sales of available-for-sale securities	1,933	644
Proceeds from maturities and pay downs of available-for-sale securities	79,442	94,117
Purchases of nonmarketable securities (cost and equity method accounting)	(7,433)	(5,976)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	4,783	265
Proceeds from nonmarketable securities (cost and equity method accounting)	2,075	5,110
Purchases of nonmarketable securities (investment fair value accounting)	(16,698)	(19,971)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	3,934	3,580
Net decrease in loans	119,601	88,270
Proceeds from recoveries of charged-off loans	2,266	3,031
Purchases of premises and equipment	(4,068)	(3,694)
Net cash provided by investing activities	172,680	164,374

Cash flows from financing activities:
Net decrease in deposits	(161,418)	(99,664)
(Decrease) increase in short-term borrowings	(99,636)	12,703
Capital contributions from minority interest participants, net of distributions	18,622	18,665
Stock compensation related tax benefits	1,841	3,156
Proceeds from issuance of common stock	5,907	17,616
Repurchases of common stock	(19,121)	(25,279)
Net cash used for financing activities	(253,805)	(72,803)
Net (decrease) increase in cash and cash equivalents	(67,711)	87,897
Cash and cash equivalents at beginning of year	632,585	462,098
Cash and cash equivalents at end of period	$564,874	$549,995

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                 Description of Business

SVB Financial Group (“SVB Financial” or the “Parent”) is a bank holding company and financial holding company, incorporated in the state of Delaware in March 1999.  SVB Financial and its subsidiaries (which we refer to collectively as “we”, “our”, “us” or the “Company” in this Form 10-Q) offer a diversity of banking and financial products and services to support our clients throughout their life cycles.

 We offer commercial banking products and services through our banking subsidiary, Silicon Valley Bank (the “Bank”), which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services.  We also offer non-banking financial products and services, such as investment banking, funds management, private equity investment and equity valuation, through our other subsidiaries and divisions.

We primarily focus on serving our corporate clients in the following niches:  technology, life sciences, private equity and premium wine.  Our corporate clients range in size and stage of maturity, from “emerging growth” companies to more “mature” companies.  Our emerging growth clients tend to be privately held and funded by venture capital, and may have generally fewer employees, be primarily engaged in research and development, market relatively few products or services and/or have little or no revenue.  Our more mature companies tend to be more established and may be publicly traded.  Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.

We are headquartered in Santa Clara, California, and operate through 27 offices in the United States and three internationally in the United Kingdom, India and China.

For reporting purposes, SVB Financial Group has four operating segments in which we report our financial information:  Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. Financial information and results of operations for our operating segments are set forth in Note 11. “Segment Reporting” below and in Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segment Results.”

Our Commercial Banking segment is comprised of our commercial banking and financial products and services of the Bank and its subsidiaries, through which we offer lending, deposit, cash management, global trade, brokerage and investment advisory products and services to our commercial clients, including private equity firms.  Our SVB Capital segment consists of our private equity division which focuses primarily on funds management, as well as developing strategic business relationships with the private equity community.  Funds managed or sponsored by SVB Capital also invest in portfolio companies and other funds.  Our SVB Alliant segment is comprised of our investment banking subsidiaries, which provide advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements.  Finally, our Other Business Services segment is comprised of all other businesses, such as SVB Private Client Services (private banking), SVB Global (global expansion) and SVB Analytics (equity valuation and management).

2.                 Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Part II, Item 8. Consolidated Financial Statements and Supplementary Data - Note 2. Summary of Significant Accounting Policies presented in our 2006 Form 10-K.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis.  If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted.  We have elected not to early adopt and are currently assessing the impact of SFAS No. 159 on our consolidated financial position and results of operations.

3.                 Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three months ended March 31, 2007 and 2006:

(Dollar and shares in thousands, except per share amounts)	Net Income	Weighted Average Shares	Per Share Amount
Three Months Ended March 31, 2007:
Income available to common stockholders—basic	$28,391	34,422	$0.82
Effect of dilutive securities:
Stock options	—	1,328
Restricted stock awards and units	—	93
Convertible debt	—	1,320
Total effect of dilutive securities	—	2,741
Income available to common stockholders and assumed conversions—diluted	$28,391	37,163	$0.76

Three Months Ended March 31, 2006:
Income available to common stockholders—basic	$22,271	35,086	$0.63
Effect of dilutive securities:
Stock options	—	1,791
Restricted stock awards and units	—	108
Convertible debt	—	1,462
Total effect of dilutive securities	—	3,361
Income available to common stockholders and assumed conversions—diluted	$22,271	38,447	$0.58

Stock options and warrants with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended March 31,
(Shares in thousands)	2007	2006

Stock options	890	678
Restricted stock awards and units	—	4
Warrants (Note 9 “Derivative Financial Instruments”)	4,455	4,457
Ending balance	5,345	5,139

In September 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (“EITF 04-8”) whereby contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. The potential dilutive effect of our contingently convertible debt using the treasury stock method was approximately 1.3 million shares and 1.5 million shares for the three months ended March 31, 2007 and 2006, respectively. We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes in our diluted EPS calculation using the treasury stock method, in accordance with the provisions of EITF No. 90-19, Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion (“EITF 90-19”) and SFAS No. 128, Earnings Per Share.

4.                 Share-Based Compensation

For the three months ended March 31, 2007 and 2006, we recorded share-based compensation expense of $3.8 million and $5.9 million, respectively, resulting in the recognition of $0.7 million and $1.3 million, respectively, in related tax benefits.

Unrecognized Compensation Expense

At March 31, 2007, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period— in Years
Stock option awards	$12,134	0.99
Restricted stock awards and units	4,141	2.43
Employee stock purchase plan	244	0.25
Total unrecognized share-based compensation expense	$16,519

Share-Based Payment Award Activity

The table below provides stock option information related to the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three months ended March 31, 2007:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In- The-Money Options
Outstanding at December 31, 2006	4,673,139	$31.74
Granted	4,750	47.47
Exercised	(240,630)	24.73
Forfeited	(29,648)	41.20
Expired	(1,538)	48.74
Outstanding at March 31, 2007	4,406,073	32.07	3.86	$73,852,388
Vested and expected to vest at March 31, 2007	4,278,172	31.70	3.83	73,188,436
Exercisable at March 31, 2007	3,075,143	$28.29	3.69	$62,535,009

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value at March 31, 2007. This value is based on our closing stock price of $48.59 at March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $5.5 million and $21.5 million, respectively.

The table below provides information for restricted stock awards and restricted stock units granted under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three months ended March 31, 2007:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2006	215,926	$40.03
Granted	2,585	47.20
Vested	(3,783)	47.98
Forfeited	(2,971)	47.63
Nonvested at March 31, 2007	211,757	$39.87

5.      Securities Purchased under Agreement to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreement to resell and other short-term investment securities at March 31, 2007 and December 31, 2006, respectively:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Interest-earning deposits	$41,330	$34,357
Securities purchased under agreement to resell	81,292	40,734
Other short-term investment securities	132,319	164,210
Total securities purchased under agreement to resell and other short-term investment securities	$254,941	$239,301

6.                 Investment Securities

The detailed composition of our investment securities at March 31, 2007 and December 31, 2006 is presented as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006

Available-for-sale securities, at fair value	$1,386,715	$1,445,455
Marketable securities (investment company fair value accounting)	155	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (1)	149,130	126,475
Other private equity investments (2)	33,680	32,913
Other investments (3)	14,789	15,394
Non-marketable securities (equity method accounting):
Other investments (4)	15,518	15,710
Low income housing tax credit funds	21,867	22,664
Non-marketable securities (cost method accounting):
Private equity fund investments	27,555	27,771
Other private equity investments	8,130	5,961
Total investment securities	$1,657,539	$1,692,343

(1)       Includes $69.6 million and $66.0 million related to SVB Strategic Investors Fund, LP at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 we have a controlling ownership interest of 12.6% in the fund. Also includes $61.6 million and $47.7 million related to SVB Strategic Investors Fund II, LP at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 we have a controlling interest of 8.6% in the fund. Additionally, it includes $17.9 million and $12.8 million related to SVB Strategic Investors Fund III, LP at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 we have a controlling interest of 6.2% in the fund.

(2)       Includes $27.8 million and $29.4 million related to Silicon Valley BancVentures, LP at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 we have a controlling ownership interest of 10.7% in the fund.  Additionally, it includes $5.9 million and $3.5 million related to SVB Capital Partners II, LP at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 we have a direct ownership interest of 0.3% and an indirect ownership interest of 5.1% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)       Includes $14.8 million and $15.4 million related to Partners for Growth, LP at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 we have a majority ownership interest of approximately 50.0% in the fund.

(4)      Includes $6.7 million and $6.9 million related to Gold Hill Venture Lending Partners 03, LLC, the general partner of Gold Hill Venture Lending 03, LP and its parallel funds at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 we have a majority interest of 90.7% in Gold Hill Venture Lending Partners 03, LLC. At March 31, 2007 we have an indirect ownership interest of 4.5% in Gold Hill Venture Lending 03, LP and its parallel funds through Gold Hill Venture Lending Partners 03, LLC. It also includes $6.6 million related to our direct investment in Gold Hill Venture Lending 03, LP for each of the periods ended at March 31, 2007 and December 31, 2006. At March 31, 2007 we have a direct ownership interest of 4.8% in the fund. Additionally, it includes $2.2 million to Partners for Growth II, LP for each of the periods ended March 31, 2007 and December 31, 2006. At March 31, 2007 we have an ownership interest of 24.2% in the fund.

The following table breaks out our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer at March 31, 2007:

	March 31, 2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments (1)	Unrealized Losses (1)	Fair Value of Investments	Unrealized Losses

U.S. Treasury securities	$9,915	$(1)	$9,966	$(28)	$19,881	$(29)
U.S. agencies and corporations:
Collateralized mortgage obligations	37,715	(45)	567,997	(11,686)	605,712	(11,731)
Mortgage-backed securities	20,236	(166)	381,230	(10,187)	401,466	(10,353)
U.S. agency debentures	9,966	(34)	186,986	(2,995)	196,952	(3,029)
Commercial mortgage-backed securities	—	—	69,789	(1,386)	69,789	(1,386)
Marketable equity securities	1,719	(294)	—	—	1,719	(294)
Total temporarily impaired securities	$79,551	$(540)	$1,215,968	$(26,282)	$1,295,519	$(26,822)

(1)             As of March 31, 2007, we identified a total of 153 investments that were in unrealized loss positions, of which 133 investments totaling $1,216.0 million with unrealized losses of $26.3 million had fair values less than their adjusted cost for a period of time greater than 12 months.  A U.S. Treasury note totaling $10.0 million with an unrealized loss of $28.0 thousand was purchased in July 2005.  Securities classified as collateralized mortgage obligations totaling $568.0 million with unrealized losses of $11.7 million were originally purchased between May 2002 and December 2005.  Securities classified as mortgage-backed securities totaling $381.2 million with unrealized losses of $10.2 million were originally purchased between August 2002 and April 2005.  Securities classified as U.S. agency debentures totaling $187.0 million with unrealized losses of $3.0 million were originally purchased between June 2003 and July 2005.  Securities classified as commercial mortgage-backed securities totaling $69.8 million with unrealized losses of $1.4 million were originally purchased between April 2005 and July 2005. All investments with unrealized losses for a period of time greater than 12 months are either rated AAA by Moody’s or S&P or are issued by the U.S. Treasury or a government sponsored enterprise.  Because these securities are of superior credit quality, the unrealized losses are due solely to increases in market interest rates and we expect to recover the impairment prior to or at maturity, we deem these impairments to be temporary.  We have the intent and ability to hold the securities until the market value recovers or until maturity.  Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

The following table breaks out our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2006:

	December 31, 2006
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses

U.S. Treasury securities	$—	$—	$9,931	$(56)	$9,931	$(56)
U.S. agencies and corporations:
Collateralized mortgage obligations	13,170	(16)	616,507	(14,657)	629,677	(14,673)
Mortgage-backed securities	17,380	(164)	392,053	(11,563)	409,433	(11,727)
U.S. agency debentures	9,925	(75)	220,898	(4,086)	230,823	(4,161)
Commercial mortgage-backed securities	—	—	69,375	(1,799)	69,375	(1,799)
Total temporarily impaired securities	$40,475	$(255)	$1,308,764	$(32,161)	$1,349,239	$(32,416)

The following table presents the components of gains and losses on investment securities for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
(Dollars in thousands)	2007	2006

Gross gains on investment securities:
Available-for-sale securities, at fair value	$318	$170
Marketable securities (investment company fair value accounting)	42	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	12,592	2,567
Other private equity investments	47	2
Other investments	567	3
Non-marketable securities (equity method accounting)	324	207
Non-marketable securities (cost method accounting):
Private equity fund investments	224	76
Other private equity investments	227	—
Total gross gains on investment securities	14,341	3,025

Gross losses on investment securities:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(1,206)	(2,196)
Other private equity investments	(700)	—
Non-marketable securities (equity method accounting)	—	(552)
Non-marketable securities (cost method accounting):
Private equity fund investments	(184)	(293)
Other private equity investments	—	(45)
Total gross losses on investment securities	(2,090)	(3,086)
Gains (losses) on investment securities, net(1)	$12,251	$(61)

(1)             The net gains on investment securities of $12.3 million for the three months ended March 31, 2007 were attributable to net gains of $11.3 million from two of our managed funds of funds.  Of the $11.3 million gain, $10.3 million was attributable to minority interests and these amounts are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net Income of Consolidated Affliliates”.

7.               Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $22.8 million and $27.2 million at March 31, 2007 and December 31, 2006, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2007	December 31, 2006

Commercial loans	$2,833,235	$2,959,501

Vineyard development	121,950	118,266
Commercial real estate	16,073	13,336
Total real estate construction	138,023	131,602

Real estate term — consumer	49,406	46,812
Real estate term — commercial	42,335	50,051
Total real estate term	91,741	96,863

Consumer and other	295,391	294,436
Total loans, net of unearned income	$3,358,390	$3,482,402

The activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended March 31,
(Dollars in thousands)	2007	2006

Beginning balance	$42,747	$36,785
Recovery of loan losses	(407)	(2,474)
Loan charge-offs	(4,350)	(1,361)
Loan recoveries	2,266	3,032
Ending balance	$40,256	$35,982

The aggregate investment in loans for which impairment has been determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”) totaled $10.9 million and $11.0 million at March 31, 2007 and December 31, 2006, respectively. The allocation of the allowance for loan losses related to impaired loans was $0.6 million at March 31, 2007.  There was no allocation of the allowance for loan losses related to impaired loans at December 31, 2006. Average impaired loans for the three months ended March 31, 2007 and 2006 totaled $10.5 million and $5.6 million, respectively.  If these loans had not been impaired, $0.4 million and $0.3 million in interest income would have been recorded during the three months ended March 31, 2007 and 2006, respectively.

8.                 Borrowings

The following table represents outstanding borrowings at March 31, 2007 and December 31, 2006:

(Dollars in thousands)	Maturity	March 31, 2007	December 31, 2006
Short-term borrowings:
Federal funds purchased and securities sold under agreement to repurchase	Less than One Month (1)	$393,351	$483,537
FHLB advances	One Month or Less (1)	190,000	200,000
Short-term notes payable	Three Months or Less (1)	550	—
Total short-term borrowings		$583,901	$683,537

Contingently convertible debt	June 15, 2008	$148,673	$148,441

Junior subordinated debentures	October 15, 2033	$51,809	$51,355

Other long-term debt:
FHLB advances	(2)	$150,000	$150,000
8.0% Long-term note payable (3)	November 30, 2009	2,669	2,669
Total other long-term debt		$152,669	$152,669

(1)             Represents remaining maturity as of the date reported.

(2)             Represents Federal Home Loan Bank (“FHLB”) advances maturing in 2008 and 2009.

(3)             Debt assumed in relation to the acquisition of a 65% interest in eProsper during the third quarter of 2006.

Interest expense related to borrowings was $10.4 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively. The weighted average interest rates associated with our borrowings outstanding for the three months ended March 31, 2007 and 2006, and the year ended December 31, 2006 were 4.69%, 3.33% and 4.26%, respectively.

Contingently Convertible Debt

The fair value of the convertible debt at March 31, 2007 and December 31, 2006 was $216.5 million and $207.7 million, respectively, based on quoted market prices. We intend to settle the outstanding principal amount in cash. Based on the terms of the notes, if, at any time on or before June 15, 2007, the per share stock price on the last trading day of the immediately preceding fiscal quarter was 110% or more of the conversion price, the notes would become convertible. The per share closing price of $46.62 of our common stock on December 31, 2006, was 138.6% of the conversion price of $33.6277. Accordingly, during the first quarter of 2007, our note holders held the right, at their option, to convert their notes, in whole or in part, subject to certain limitations, at the conversion price of $33.6277. No conversion occurred during the first quarter of 2007. The per share closing price of $48.59 of our common stock on March 31, 2007, was 144.5% of the conversion price of $33.6277, so our noteholders hold the right to convert their notes until June 15, 2007.  After June 15, 2007, if the closing sales price of our common stock on the previous trading day is 110% or more of the conversion price of the notes, then the notes would become convertible.

Concurrent with the issuance of the convertible notes, we entered into a convertible note hedge (see Note 9. Derivative Financial Instruments - Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock).

7.0% Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. Distributions for each of the three months ended March 31, 2007 and 2006 were $0.9 million. The junior subordinated debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent that we redeem any debentures earlier. We may redeem the debentures prior to maturity in whole or in part, at our option, at any time on or after October 30, 2008. In addition, we may redeem the debentures, in whole but not in part, prior to October 30, 2008, upon the occurrence of certain events. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. We entered into a fixed-to-variable interest rate swap agreement related to these junior subordinated debentures (see Note 9. Derivative Financial Instruments).

Available Lines of Credit

At March 31, 2007, we have available uncommitted federal funds lines of credit totaling $1.02 billion of which $681.0 million were unused. We have repurchase agreements with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. As of March 31, 2007, we borrowed $54.0 million against our repurchase lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at March 31, 2007 totaled $374.3 million, of which $13.6 million were unused.  The market value of collateral pledged at the discount window of the Federal Reserve Bank at March 31, 2007 totaled $63.4 million, of which the entire portion was unused.

9.                 Derivative Financial Instruments

If held for hedging purposes, we designate the derivative when we enter into a derivative contract. The designation may change based on management’s reassessment or changing circumstances. Derivative instruments that we obtain or use include interest rate swaps, forward contracts, options and warrants. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, rate or price. An option or warrant contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument (including another derivative financial instrument), index, currency or commodity at a predetermined rate or price during a period or at a time in the future. Option or warrant agreements can be transacted on organized exchanges or directly between parties. The gross positive fair values of derivative assets are recorded as a component of the other assets line item on the balance sheet. The gross negative fair values of derivative liabilities are recorded as a component of the other liabilities line item on the balance sheet.

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007			December 31, 2006
(Dollars in thousands)	Notional or contractual amount	Credit risk Amount (1)	Estimated net fair value	Notional or contractual amount	Credit risk Amount (1)	Estimated net fair value
Fair Value Hedge
Interest rate swap	$50,000	$—	$(1,795)	$50,000	$—	$(1,890)
Derivatives
Foreign exchange forwards	637,649	9,914	371	562,205	7,284	(164)
Foreign currency options	13,627	83	—	27,579	140	—
Equity warrant assets	$112,693	$33,535	$33,535	$113,276	$37,725	$37,725

(1)             Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties.

 Fair Value Hedges

Derivative instruments that we hold as part of our interest rate risk management include interest rate swaps and forward contracts. The interest rate swap agreement was entered into on October 30, 2003 to hedge against the risk of changes in fair values associated with the majority of our 7.0% fixed rate, junior subordinated debentures, which management evaluates for effectiveness using the statistical regression analysis approach for each reporting period.

The terms of the interest rate swap agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on the London Inter-Bank Offered Rate (“LIBOR”) plus a spread. This interest rate swap agreement provided a cash benefit of $0.1 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively, related to interest expense that would have been incurred under a 7.0% fixed interest rate; which was recognized in the consolidated statements of income as a reduction in interest expense. The swap agreement largely mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. All components of the swap’s gain or loss are included in the assessment of hedge effectiveness. Changes in fair value of the fair value hedge agreement, which is primarily dependent on changes in market interest rates, are recognized in net income as gains or losses on derivative instruments. For the three months ended March 31, 2007, we recorded a non-cash decrease of $0.3 million for the fair value hedge implemented in April 2006, which was reflected in gains on derivative instruments, net.

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

We obtain equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The purpose of obtaining warrants from client companies is intended to increase future revenue. The change in fair value of equity warrant assets is recorded as gains on derivative instruments, net, in noninterest income, a component of consolidated net income. Total net gains on equity warrant assets from gains on exercise and changes in fair value were $1.4 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

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

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we acquired the right to purchase up to approximately 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19. In 2006, we exercised our right to purchase 3,093 shares under the terms of the convertible bond hedge. We did not exercise any of these options during the first quarter of 2007.

At issuance, under the warrant agreement, the counterparty could purchase up to approximately 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008. The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF 00-19. Due to conversion events in 2006, the counterparty’s right to purchase our stock under warrant has been decreased by 3,093 shares. No conversion occurred during the first quarter of 2007.

10.          Common Stock Repurchases

We currently have in place a program authorizing our repurchase of our common stock. During the three months ended March 31, 2007, we repurchased 0.4 million shares of our common stock totaling $19.1 million. At March 31, 2007, $48.7 million of shares may still be repurchased under our common stock repurchase program, which expires on June 30, 2008.

11.          Segment Reporting

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

For management reporting purposes, we report information through four strategic operating segments:  Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. Our Other Business Services group includes SVB Global, SVB Private Client Services and SVB Analytics. Beginning with the first quarter of 2007, income generated by banking services and financial solutions provided to private equity clients is included under the Commercial Banking segment, rather than the SVB Capital segment as previously reported.  All prior period amounts have been reclassified to conform with current presentations.

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

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS No. 131. Of our operating segments, only Commercial Banking, SVB Capital and SVB Alliant were determined to be reportable segments as of March 31, 2007. SVB Global, SVB Private Client Services and SVB Analytics did not meet the separate reporting thresholds and as a result, in the table below, have been aggregated in a column labeled “Other Business Services” for segment reporting purposes.  Previously, the Other Business Services segment included Reconciling Items, as described below.  All prior period amounts have been reclassified to conform with current presentations.

The Reconciling Items column reflects those adjustments necessary to reconcile the results of the operating segments based on our internal profitability reporting process to the consolidated financial statements prepared in conformity with GAAP. Our CODM allocates resources to and assesses the performance of each operating segment based on net interest income, noninterest income and noninterest expense, which are presented as components of segment operating profit or loss before income taxes. Net interest income, our primary source of revenue, is reported, net of funds transfer pricing (“FTP”). FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised and an earnings charge is made for funded loans. In addition, we evaluate assets based on average balances; therefore, period-end asset balances are not presented for segment reporting purposes. We have not reached reportable levels of revenue, net income or assets outside the United States and as such we do not present geographic segment information.

Our segment information at and for the three months ended March 31, 2007 and 2006 are as follows:

(Dollars in thousands)	Commercial Banking	SVB Capital	SVB Alliant	Other Business Services	Reconciling Items	Total
Three months ended March 31, 2007
Net interest income	$84,457	$121	$200	$5,484	$3,102	$93,364
Provision for (recovery of) loan losses (1)	1,984	—	—	100	(2,491)	(407)
Noninterest income (2)	30,011	4,768	2,922	1,047	8,713	47,461
Noninterest expense (3)	64,515	4,383	3,589	7,161	2,469	82,117
Minority interest in net loss of consolidated affiliates	—	—	—	—	(10,356)	(10,356)
Income (loss) before income tax expense (4)	$47,969	$506	$(467)	$(730)	$1,481	$48,759
Total average loans	$2,803,166	$—	$—	$424,300	$30,041	$3,257,507
Total average assets (5)	4,169,995	243,487	62,159	518,887	727,940	5,722,468
Total average deposits	3,626,623	—	—	208,900	15,493	3,851,016
Goodwill at March 31, 2007	$—	$—	$17,204	$4,092	$—	$21,296

Three months ended March 31, 2006
Net interest income	$71,902	$65	$113	$3,959	$7,840	$83,879
(Recovery of) provision for loan losses (1)	(570)	—	—	(1,090)	(814)	(2,474)
Noninterest income (2)	21,517	434	2,438	930	(1,918)	23,401
Noninterest expense (3)	48,759	2,079	5,406	5,649	8,795	70,688
Minority interest in net income of consolidated affiliates	—	—	—	—	(244)	(244)
Income (loss) before income tax expense (4)	$45,230	$(1,580)	$(2,855)	$330	$(2,303)	$38,822
Total average loans	$2,309,411	$—	$—	$327,447	$26,590	$2,663,448
Total average assets (5)	4,396,697	181,606	76,308	391,005	219,178	5,264,794
Total average deposits	3,864,590	—	—	159,924	37,037	4,061,551
Goodwill at March 31, 2006	$—	$—	$35,638	$—	$—	$35,638

(1)             For segment reporting purposes, we report net charge-offs as the provision for or recovery of loan losses. Thus, the Reconciling Items column includes net recovery of loan losses of $2.5 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively, which represents the difference between net charge-offs and the provision for loan losses.

(2)             Noninterest income presented in the Commercial Banking segment includes warrant income of $3.7 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively.

(3)             The Commercial Banking segment includes direct depreciation and amortization of $0.8 million for both the three months ended March 31, 2007 and 2006, respectively. Due to the complexity of our cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments (totaling approximately $2.9 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively).

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

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $4.3 billion and $4.1 billion at March 31, 2007 and December 31, 2006, respectively. Out of these available commitment balances, fixed interest rate commitments were $640.2 million and $611.7 million at March 31, 2007 and December 31, 2006, respectively. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.6 billion at March 31, 2007 and December 31, 2006. Our potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending loan commitments as we do in making loans. The actual liquidity needs or the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, intellectual property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management’s evaluation of the adequacy of the liability for unfunded credit commitments. Additionally, at March 31, 2007 and December 31, 2006, we had an aggregate maximum lending limit of $468.1 million, related to our accounts receivable factoring arrangements. We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

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

The table below summarizes our commercial and standby letters of credit at March 31, 2007. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$589,205	$38,592	$627,797	$627,797
Performance standby letters of credit	57,366	5,217	62,583	62,583
Commercial letters of credit	7,074	—	7,074	7,074
Total	$653,645	$43,809	$697,454	$697,454

At March 31, 2007 and December 31, 2006, deferred fees related to financial and performance standby letters of credit were $3.7 million and $3.9 million, respectively. At March 31, 2007, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credits was $308.7 million.

Credit Card Guarantees

The Bank, as a financial provider, routinely guarantees credit cards for some of our customers that have been provided by an unaffiliated financial institution. The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. Certain of these amounts are secured by certificates of deposit and other assets, which the Bank has rights to in the event of nonperformance by customers. The total amount of this guarantee was $97.8 million at March 31, 2007. It is not considered probable that material losses would be incurred by the Bank as a result of these arrangements. Credit card fees totaled $1.2 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.

Commitments to Invest in Private Equity Funds

We make commitments to invest in private equity funds, which in turn make investments in privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the fund. The timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments and our unfunded commitments at March 31, 2007.

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership %
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	3,575	3,128	5.4
SVB Strategic Investors Fund, LP	15,300	3,213	12.6
SVB Strategic Investors Fund II, LP	15,000	9,300	8.6
SVB Strategic Investors Fund III, LP	15,000	13,500	6.2
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	12,750	24.2
Gold Hill Venture Lending 03, LP	20,000	5,230	9.3
SVB India Capital Partners I, LP	5,000	4,000	14.8
Other Fund Investments (2)	78,589	22,427	—%
Total	$198,464	$83,958

(1)             Includes 0.3% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC, and 5.1% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.

(2)             Represents commitments to 306 private equity funds where our ownership interest is less than 5%.

13.          Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS No. 109. As a result, there was no cumulative effect relating to our adoption of FIN 48.

The total amount of unrecognized tax benefits at January 1, 2007 was $1.0 million, all of which related to tax benefits that, if recognized, would reduce our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits as a component of operating expenses. Total accrued interest and penalties at January 1, 2007 were immaterial. At March 31, 2007, our unrecognized tax benefits increased by $0.1 million to $1.1 million, the recognition of which would have an effect of $1.1 million on the effective tax rate. Total accrued interest and penalties at March 31, 2007 was $0.1 million.

We expect that the amount of unrecognized tax benefits will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 1998 have been concluded. The U.S. federal tax return for 2003 and subsequent years remain open to examination by the Internal Revenue Service. Our California and Massachusetts tax returns for the years 2002 through 2006 and 2003 through 2006, respectively, remain open to examination.

14.          Related Party Transactions

In January 2007, SVB Financial increased the revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”) and its affiliated funds, from a total commitment amount of $40.0 million to $75.0 million.  Contemporaneously with the increase, SVB Financial syndicated $35.0 million, or 46.667% of the total facility, to another lender.  SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC.  The highest outstanding balance under the facility for the three months ended March 31, 2007 was $42.0 million.

15.          Legal Matters

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. Where appropriate, as we determine, reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

16.          Subsequent Events

For the period April 1, 2007 through May 1, 2007, we repurchased 93,493 of our common shares at a total cost of $4.5 million. As of close of business, May 1, 2007, $44.2 million of our common shares may still be repurchased under our common stock repurchase program, which expires on June 30, 2008.

In April 2007, the Company began exploring with the Managing Directors of SVB Alliant and SVB Alliant U.K. an arrangement under which the Managing Directors would create a limited partnership or other entity to operate the SVB Alliant business on an independent basis. If the parties reach an agreement, the Company anticipates that the arrangement would include a strategic alliance under which the successor entity would continue to operate SVB Alliant's existing business under the SVB Alliant name, and the parties would continue to cooperate in the areas of joint marketing and client referrals. In return, the successor entity would pay the Company a specified portion of its revenues and a share of the proceeds from certain types of strategic transactions. Depending on the terms of any agreement the parties may reach, the Company may make an adjustment to the carrying value of SVB Alliant's goodwill, currently valued at $17.2 million. In any event, the Company will conduct an impairment analysis of the remaining SVB Alliant goodwill during the second quarter of 2007 as part of its annual review process under SFAS No. 142, Goodwill and Other Intangible Assets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements; Reclassifications

This Quarterly Report on Form 10-Q, including in particular “Item 2 of Part 1. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, but not limited to, the following:

•       Projections of our revenues, income, earnings per share, noninterest costs (including professional service, compliance, compensation and other costs), cash flows, balance sheet, capital expenditures, capital structure or other financial items

•       Descriptions of strategic initiatives, plans, objectives and expectations of our management for the Company

•       Forecasts of expected levels of provisions for loan losses, loan growth and client funds

•       Forecasts of venture capital and private equity funding levels

•       Forecasts of future interest rates and future economic performance

•       Descriptions of assumptions underlying or relating to any of the foregoing

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

•       Sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and impact to earnings from a change in interest rates

•       Realization, timing and performance of equity or other investments

•       Management of our liquidity position

•       Development of our later-stage corporate technology lending efforts

•       Growth in loan balances

•       Credit quality of our loan portfolio

•       Levels of nonperforming loans

•       Liquidity provided by funds generated through retained earnings

•       Activities for which capital will be required

•       Ability to expand on opportunities to increase our liquidity

•       Use of excess capital

•       Volatility of performance of our investment portfolio

•       Impact of our tax obligations and positions

•       Profitability of our products and services

•       Issuance of long-term indebtedness and use of proceeds from such indebtedness

•       Strategic initiatives

These and other forward-looking statements can be identified by our use of words such as “becoming”, “may”, “will”, “should”, “predicts”, “potential”, “continue”, “anticipates”, “believes”, “estimates”, “seeks”, “expects”, “plans”, “intends”, the negative of such words, or comparable terminology. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we have based these expectations on our beliefs as well as our assumptions, and such expectations may prove to be incorrect. Our actual results of operations and financial performance could differ significantly from those expressed in or implied by our management’s forward-looking statements.

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see Item 1A of Part II “Risk Factors” below.  We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this report. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and notes as presented in Part I - Item 1 of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”).

Certain reclassifications have been made to prior years’ results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Overview of Company Operations

SVB Financial Group is a diversified financial services company, as well as a bank holding company and financial holding company.  The company was incorporated in the state of Delaware in March 1999.  We offer commercial banking products and services through our banking subsidiary, Silicon Valley Bank (the “Bank”), which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation. We operate through 27 offices in the United States and three internationally in the United Kingdom, India and China.  Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400. Hereafter when we refer to “we”, “our”, “us” or the “Company”, we mean SVB Financial Group and all of its subsidiaries collectively, including the Bank. When we refer to “SVB Financial” or “the parent company,” we are referring only to the parent company, SVB Financial Group.

For more than 20 years, we have been dedicated to helping entrepreneurs succeed, especially in the technology, life science, private equity and premium wine industries. We provide our clients with a diversity of products and services to support them throughout their life cycles, regardless of their size or stage of maturity. We offer a range of financial services that generate three distinct sources of income: interest rate differentials, fee-based services and investments in private equity funds.

In part, our income is generated from interest rate differentials. The difference between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science, private equity, and premium wine industry sectors, and, to a lesser extent, from individuals served by our SVB Private Client Services group. We do not obtain deposits from conventional retail sources and currently have no brokered deposits.

Fee-based services also generate income for our business. We market our full range of financial services to all of our commercial and private equity firm clients. In addition to commercial banking and private client services, we offer fee-based merger and acquisition services, private placements, investment advisory, asset management, global consulting and valuation services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

We also generate income from other sources.  We seek to obtain returns through investments in private equity funds. As of March 31, 2007, we managed six limited partnerships: three private equity funds that invest directly in privately held companies and three funds that invest in other private equity funds.  Additionally, as part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of warrants in certain client companies.

 We have four operating segments in which we report our financial information:  Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services.

Commercial Banking

We provide commercial banking services through the Bank and its subsidiaries. The Bank provides solutions to the financial needs of commercial clients through lending, deposit account and cash management, and global banking and trade products and services.

Through lending products and services, the Bank extends loans and other credit facilities to commercial clients. These loans are most often secured by clients’ assets. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable-based lines of credit, asset-based loans, real estate loans, vineyard development loans, and financing of affordable housing projects. The Bank obtains warrants to purchase equity securities of many of its emerging growth clients in consideration for making loans or providing other services.

The Bank’s deposit account and cash management products and services provide commercial clients with short- and long-term cash management solutions. Deposit account products and services include traditional deposit and checking accounts, certificates of deposit, and money market accounts. In connection with deposit accounts, the Bank also provides lockbox and merchant services that facilitate timely depositing of checks and other payments to clients’ accounts. Cash management products and services include wire transfer and Automated Clearing House (“ACH”) payment services to enable clients to transfer funds quickly from their deposit accounts. Additionally, the cash management services unit provides collection services, disbursement services, electronic funds transfers, and online banking through SVB eConnect.

The Bank’s global banking and trade products and services facilitate clients’ global finance and business needs. These products and services include foreign exchange services that allow commercial clients to manage their foreign currency risks through the purchase and sale of currencies on the global inter-bank market. To facilitate clients’ international trade, the Bank offers a variety of loans and credit facilities, including export working capital loans guaranteed by the Export-Import Bank of the United States. It also offers letters of credit, including export, import, and standby letters of credit, to enable clients to facilitate and finance trade activities globally.

The Bank offers a variety of investment services and solutions to its clients that enable companies to better manage their assets. The Bank’s Repurchase Agreement Program, which is targeted to those clients who seek interest income with minimal tolerance for loss of principal, offers the ability to enter into secure overnight investments that are fully collateralized. Through a broker-dealer subsidiary, SVB Securities, the Bank offers money market mutual funds and fixed-income securities. SVB Securities is registered with the SEC and is a member of the National Association of Securities Dealers, Inc. (“NASD”) and the Securities Investor Protection Corporation (“SIPC”). Finally, through a registered investment advisory subsidiary, SVB Asset Management, the Bank offers investment advisory services, including outsourced treasury services, with customized cash portfolio management and reporting.

Our commercial banking activities and business units are collectively referred to as SVB Silicon Valley Bank across all of the company’s marketing communication materials.

SVB Capital

SVB Capital is the private equity division of SVB Financial Group. This division focuses primarily on funds management, as well as developing strategic business relationships with the private equity community.  Previously, income generated by banking services and financial solutions provided to private equity clients was reflected in SVB Capital’s income.  Beginning with the first quarter of 2007, this income is included under the Commercial Banking segment, rather than the SVB Capital segment as previously reported.  All prior period amounts have been reclassified to conform with current presentations.

Through managed and sponsored funds, SVB Capital makes investments in private equity funds and companies in the niches we serve. SVB Capital manages six private equity funds that are consolidated into our financial statements. Three of these are fund of funds that invest in other private equity funds: SVB Strategic Investors Fund, LP; SVB Strategic Investors Fund II, LP; and SVB Strategic Investors Fund III, LP. The other three are direct equity funds that invest in companies, many of which are privately held technology and life sciences companies:  Silicon Valley BancVentures, LP, SVB Capital Partners II, LP and SVB India Capital Partners I, LP. SVB Capital also includes investments in Gold Hill Venture Lending 03, LP and its parallel funds (collectively known as Gold Hill Venture Lending 03, LP), which provide secured debt, typically to emerging-growth clients in their earliest stages; and the Partners for Growth funds that primarily provide secured debt to higher-risk, middle-market clients in their later stages.

SVB Alliant

SVB Alliant principally provides merger and acquisition advisory services (“M&A”), private placement advisory services and fairness opinions. SVB Alliant is a broker-dealer registered with the SEC and is a member of the NASD. Additionally, this segment includes SVB Alliant Europe Limited, a subsidiary based in London, England, which provides investment advisory services to companies in Europe. SVB Alliant Europe Limited is licensed by the Financial Services Authority, an independent body that regulates the financial services industry in the United Kingdom.

In April 2007, the Company began exploring with the Managing Directors of SVB Alliant and SVB Alliant U.K. an arrangement under which the Managing Directors would create a limited partnership or other entity to operate the SVB Alliant business on an independent basis. If the parties reach an agreement, the Company anticipates that the arrangement would include a strategic alliance under which the successor entity would continue to operate SVB Alliant's existing business under the SVB Alliant name, and the parties would continue to cooperate in the areas of joint marketing and client referrals. In return, the successor entity would pay the Company a specified portion of its revenues and a share of the proceeds from certain types of strategic transactions. Depending on the terms of any agreement the parties may reach, the Company may make an adjustment to the carrying value of SVB Alliant's goodwill, currently valued at $17.2 million. In any event, the Company will conduct an impairment analysis of the remaining SVB Alliant goodwill during the second quarter of 2007 as part of its annual review process under SFAS No. 142, Goodwill and Other Intangible Assets.

Other Business Services

The Other Business Services segment is principally comprised of SVB Private Client Services, SVB Global and SVB Analytics. These business units do not meet the separate reporting thresholds as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) and, as a result, have been aggregated as Other Business Services for segment reporting purposes.

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

SVB Analytics

SVB Analytics provides equity valuation and equity management services to private companies. We offer equity management services, including capitalization data management, through eProsper, Inc., a company in which SVB Analytics holds a controlling ownership stake.

Reconciling Items

For management reporting purposes, we report information through four strategic operating segments that we have mentioned above:  Commercial Banking, SVB Capital, SVB Alliant and Other Business Services. For management reporting purposes, we also include Reconciling Items, which are adjustments necessary to reconcile the results of operating segments based on our internal profitability reporting process to the interim unaudited consolidated financial statements prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis.  If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted.  We have elected not to early adopt and are currently assessing the impact of SFAS No. 159 on our consolidated financial position and results of operations.

Results of Operations
Net Interest Income and Margin (Fully Taxable-Equivalent Basis)

Net interest income is defined as the difference between interest earned primarily on loans, investment securities, securities purchased under agreement to resell and other short-term investment securities, and interest paid on funding sources. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable-equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 35.0 percent.

Net Interest Income (Fully Taxable-Equivalent Basis)

Net interest income was $93.7 million for the three months ended March 31, 2007, an increase of $9.4 million or 11.2 percent, compared to $84.3 million for the comparable 2006 period.  The increase in net interest income was primarily due to a $19.1 million increase in income from our loan portfolio, partially offset by a $4.4 million decrease in interest income from our investment securities portfolio and an increase in interest expense of $7.1 million.

The increases in interest income from our loan portfolio are primarily related to growth in our loan portfolio, the effect of increases in our base prime lending rate, as well as a $1.3 million increase of fee income, which resulted from loan prepayments recorded in the first quarter of 2007.  Average loans outstanding for the three months ended March 31, 2007 totaled $3.26 billion, compared to $2.66 billion for the comparable 2006 period. The increase in average loans outstanding of $594.1 million was driven by our commercial loan portfolio, which increased by $489.9 million as a result of our increased focus on serving later-staged clients and improvements in economic activity in the markets served by us.  Our average base prime lending rate increased to 8.25 percent for the three months ended March 31, 2007, compared to 7.42 percent for the comparable 2006 period.  The average yield on our loan portfolio was 10.61 percent for the three months ended March 31, 2007, compared to 10.07 percent for the comparable 2006 period.

The decrease in interest income from our investment securities portfolio reflects lower levels of investment securities due to scheduled maturities and prepayments as well as the sale of $119.1 million of securities in the second quarter of 2006. Average investment securities was $1.46 billion for the three months ended March 31, 2007, a decrease of $396.7 million or 21.4 percent, from $1.86 billion for the comparable 2006 period.

Net Interest Margin (Fully Taxable-Equivalent Basis)

Net interest margin was 7.58 percent for the three months ended March 31, 2007, compared to 7.25 percent for the comparable 2006 period. The increases in net interest margin were largely due to growth and increases in yield of our loan portfolio and increased fee income due to loan prepayments, partially offset by increases in the balances outstanding of our short-term borrowings and other long-term debt used to fund the growth of our loan portfolio.

Average Balances, Yields and Rates Paid (Fully Taxable-Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following table sets forth average assets, liabilities, minority interest and stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2007 and 2006.

	Three months ended March 31,
	2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Interest-earning assets:
Securities purchased under agreement to resell and other short-term investments (1)	$293,574	$3,834	5.30%	$196,894	$2,040	4.20%
Investment securities:
Taxable	1,405,006	16,293	4.70	1,781,098	20,394	4.64
Non-taxable (2)	54,018	934	7.01	74,628	1,266	6.88
Loans:
Commercial	2,730,868	75,321	11.19	2,240,951	58,565	10.60
Real estate construction and term	230,053	3,823	6.74	174,701	2,939	6.82
Consumer and other	296,586	6,088	8.32	247,796	4,644	7.60
Total loans, net of unearned income	3,257,507	85,232	10.61	2,663,448	66,148	10.07
Total interest-earning assets	5,010,105	106,293	8.60	4,716,068	89,848	7.73

Cash and due from banks	277,025			246,486
Allowance for loan losses	(43,611)			(38,036)
Goodwill	21,296			35,638
Other assets (3)	457,653			304,638
Total assets	$5,722,468			$5,264,794

Funding sources:
Interest-bearing liabilities:
NOW deposits	$37,275	$36	0.39	$41,826	$41	0.40
Regular money market deposits	167,973	395	0.95	283,432	535	0.77
Bonus money market deposits	515,162	1,061	0.84	619,796	1,238	0.81
Time deposits	312,646	696	0.90	313,890	511	0.66
Short-term borrowings	548,829	7,295	5.39	192,292	2,243	4.73
Contingently convertible debt	148,560	232	0.63	147,705	232	0.64
Junior subordinated debentures	51,158	841	6.67	50,190	720	5.82
Other long-term debt	152,669	2,046	5.44	137	6	17.76
Total interest-bearing liabilities	1,934,272	12,602	2.64	1,649,268	5,526	1.36
Portion of noninterest-bearing funding sources	3,075,833			3,066,800
Total funding sources	5,010,105	12,602	1.02	4,716,068	5,526	0.48

Noninterest-bearing funding sources:
Demand deposits	2,817,960			2,802,607
Other liabilities	152,129			119,469
Minority interest in capital of consolidated affiliates	171,282			120,808
Stockholders’ equity	646,825			572,642
Portion used to fund interest-earning assets	(3,075,833)			(3,066,800)
Total liabilities, minority interest and stockholders’ equity	$5,722,468			$5,264,794

Net interest income and margin		$93,691	7.58%		$84,322	7.25%

Total deposits	$3,851,016			$4,061,551

(1)             Includes average interest-bearing deposits in other financial institutions of $41.8 million and $27.8 million for the three months ended March 31, 2007 and 2006, respectively.

(2)             Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent. The tax equivalent adjustments were $0.3 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively.

(3)             Average equity investments of $211.0 million and $127.7 million for the three months ended March 31, 2007 and 2006, respectively, were classified as other assets as they were noninterest-earning assets.

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

	2007 Compared to 2006
	Three Months Ended March 31, Increase (Decrease) Due to Changes in
(Dollars in thousands)	Volume	Rate	Total

Interest income:
Securities purchased under agreement to resell and other short-term investment securities	$1,172	$622	$1,794
Investment securities	(4,717)	284	(4,433)
Loans	15,391	3,693	19,084
Increase in interest income, net	11,846	4,599	16,445
Interest expense:
NOW deposits	(4)	(1)	(5)
Regular money market deposits	(251)	111	(140)
Bonus money market deposits	(214)	37	(177)
Time deposits	(2)	187	185
Short-term borrowings	4,699	353	5,052
Contingently convertible debt	1	(1)	—
Junior subordinated debentures	14	107	121
Other long-term debt	2,047	(7)	2,040
Increase in interest expense, net	6,290	786	7,076
Increase in net interest income	$5,556	$3,813	$9,369

(Recovery of) Provision for Loan Losses

The (recovery of) provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans.

We recorded a recovery of loan losses of $0.4 million for the three months ended March 31, 2007, compared to a recovery of $2.5 million for the comparable 2006 period. Our credit quality remains strong as we continue to experience historically low losses in our loan portfolio.

We realized net charge-offs of $2.1 million for the three months ended March 31, 2007, compared to $1.6 million of net recoveries for the comparable 2006 period.  Credit quality remained strong with nonperforming loans at 0.32 percent of total gross loans at March 31, 2007, compared to 0.14 percent at March 31, 2006.

Noninterest Income
	Three months ended March 31,
(Dollars in thousands)	2007	2006	% Change

Gains (losses) on investment securities, net	$12,251	$(61)	—%
Client investment fees	12,034	9,637	24.9
Foreign exchange fees	5,259	5,212	0.9
Deposit service charges	3,211	2,178	47.4
Letter of credit and standby letter of credit income	2,931	2,350	24.7
Corporate finance fees	2,915	2,438	19.6
Gains (losses) on derivative instruments, net	1,973	(2,985)	(166.1)
Other	6,887	4,632	48.7
Total noninterest income	$47,461	$23,401	102.8%

Gains (Losses) on Investment Securities, Net

Gains on investment securities, net totaled $12.3 million for the three months ended March 31, 2007, compared to a net loss of $0.1 million for the comparable 2006 period. Net gains on investment securities of $12.3 million in the first quarter of 2007 were attributable to net gains of $11.3 million from two of our managed funds of funds.  The net gains were primarily related to net increases in the fair values of fund investments.  Of the $11.3 million gain, $10.3 million was attributable to minority interests and these amounts are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net Income of Consolidated Affiliates”. At March 31, 2007, we held investments, either directly or through our managed investment funds, in 370 private equity funds, 50 companies and three venture debt funds.

Client Investment Fees

We offer a variety of investment products on which we earn fees. These products include overnight repurchase agreements and fixed income securities available through client-directed accounts, fixed income management services offered through our investment advisory subsidiary and sweep money market funds and money market mutual funds.

Client investment fees totaled $12.0 million for the three months ended March 31, 2007, compared to $9.6 million for the comparable 2006 period.  The increase in client investment fees was attributable to the growth in average client investment funds. The following table summarizes average client investment funds at March 31, 2007 and 2006.

	March 31,
(Dollars in millions)	2007	2006
Average client investment funds:
Client directed investment assets (1)	$11,900	$9,477
Client investment assets under management	5,190	3,967
Sweep money market funds	2,392	2,130
Total average client investment funds (2)	$19,482	$15,574

(1)             Mutual funds and Repurchase Agreement Program assets.

(2)             Client funds invested through SVB Financial Group are maintained at third party financial institutions.

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency exchange on behalf of our clients. Foreign exchange fees totaled $5.3 million for the three months ended March 31, 2007, compared to $5.2 million for the comparable 2006 period. Foreign exchange fees were previously presented as a component of gains on derivative instruments, net, within noninterest income in the consolidated statements of income.

Deposit Service Charges

Deposit service charges for the three months ended March 31, 2007 were $3.2 million, compared to $2.2 million for the comparable period in 2006. The increase was attributable to an increase in fee rates and increases in deposit transactions.

Gains (Losses) on Derivative Instruments, Net

Gains on derivative instruments, net, totaled $2.0 million for the three months ended March 31, 2007, compared to net losses of $3.0 million for the comparable 2006 period. The increase of $5.0 million was primarily due to favorable changes related to equity warrant assets, favorable changes in the fair value hedge agreement for our junior subordinated debentures and increases in gains from foreign exchange forwards used to reduce our exposure to foreign currency denominated loans.  A summary of gains (losses) on derivative instruments, net, for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2007	2006	% Change
Total gains (losses) on foreign exchange forwards, net (1)	$892	$(440)	(302.7)%
Change in fair value of interest rate swap (2)	(341)	(2,871)	(88.1)
Equity warrant assets:
Gains on exercise, net	2,983	568	425.2
Change in fair value (3):
Cancellations and expirations	(747)	(754)	(0.9)
Other changes in fair value	(814)	512	(259.0)
Total net gains on equity warrant assets (4)	1,422	326	336.2
Total gains (losses) on derivative instruments, net	$1,973	$(2,985)	(166.1)%

(1)             Represents the change in the fair value of foreign exchange forward contracts executed on behalf of clients and with correspondent banks to economically reduce foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income.

(2)             For the three months ended March 31, 2007, this amount represents the change in the fair value hedge implemented in April 2006.  For the three months ended March 31, 2006, the amount represents the cumulative change in market value of the interest rate swap prior to its designation as a fair value hedge.

(3)             The Company held warrants in 1,232 companies as of March 31, 2007 and 1,248 companies as of March 31, 2006.

(4)             Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to minority interests are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net Income of Consolidated Affiliates”.

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

Other Income

Other income for the three months ended March 31, 2007 was $6.9 million, compared to $4.6 million for the comparable 2006 period. Other income largely consisted of credit card fees, fund management fees, service-based fee income associated with our valuation services and unused commitment fees. The increase of $2.3 million primarily relates to an increase in fund management fees of $1.2 million and a $0.5 million increase in income primarily related to activities of eProsper, a company in which we acquired a 65% ownership stake during the third quarter of 2006.

Noninterest Expense

	Three months ended March 31,
(Dollars in thousands)	2007	2006	% Change
Compensation and benefits	$53,360	$44,521	19.9%
Professional services	9,150	8,355	9.5
Furniture and equipment	5,142	3,704	38.8
Net occupancy	4,804	4,205	14.2
Business development and travel	2,915	2,754	5.8
Correspondent bank fees	1,549	1,130	37.1
Telephone	1,433	907	58.0
Data processing services	1,028	1,128	(8.9)
Reduction of provision for unfunded credit commitments	(1,109)	(496)	123.6
Other	3,845	4,480	(14.2)
Total noninterest expense	$82,117	$70,688	16.2%

Compensation and Benefits

Compensation and benefits expense totaled $53.4 million for the three months ended March 31, 2007, compared to $44.5 million for the comparable 2006 period. The increase of $8.9 million was largely due to an increase in contributions to our incentive compensation plan, as well as increases in average full-time equivalent (“FTE”) employees and higher rates of employee salaries and wages.  Our total contributions to our incentive compensation plan were $9.6 million and $4.9 million for the three months ended March 31, 2007 and 2006, respectively.  FTE employees increased from 1,032 at the end of March 31, 2006 to 1,156 at the end of March 31, 2007.

Professional Services

Professional services expense increased slightly to $9.2 million for the three months ended March 31, 2007, compared to $8.4 million for the comparable 2006 period. Professional services include consulting, legal, audit and other fees. Also included in professional services are management fees paid by our managed funds to the general partners at SVB Capital for funds management. A significant portion of these management fees are attributable to minority interest and these amounts are reflected in the interim consolidated statements of income under the capiton “Minority Interest in Net Income of Consolidated Affiliates.”

Furniture and Equipment

Furniture and equipment expense totaled $5.1 million for the three months ended March 31, 2007, compared to $3.7 million for the comparable 2006 period. The increase of $1.4 million was primarily related to the opening of our administrative facility in Salt Lake City, office relocations and information technology initiatives.

(Reduction of) Provision for Unfunded Credit Commitments

We calculate the (reduction of) provision for unfunded credit commitments based on the credit commitments outstanding at the balance sheet date as well as the credit quality of our loan commitments. We recorded a reduction of $1.1 million to the liability for unfunded credit commitments for the three months ended March 31, 2007, compared to a reduction of $0.5 million for the comparable 2006 period.  The net reduction in the provision is a reflection of our strong credit quality as we continue to experience historically low losses in our loan portfolio.

Minority Interest in Net Income of Consolidated Affiliates

Minority interest in the net income of consolidated affiliates is primarily related to the minority interest holders’ portion of investment gains or losses and management fees in our managed funds.

	March 31,
(Dollars in thousands)	2007	2006	% Change
Minority interest in net income of consolidated affiliates	$(10,356)	$(244)	—%

Minority interest in net income of consolidated affiliates was $10.4 million for the three months ended March 31, 2007, compared to $0.2 million for the comparable 2006 period. Minority interest in net income of consolidated affiliates of $10.4 million for the first quarter of 2007 was primarily due to $10.3 million in gains on fund investments in two of our managed funds of funds.  In addition, total minority interest in capital of consolidated affiliates increased by $29.0 million to $195.0 million at March 31, 2007, compared to $166.0 million at December 31, 2006.  The increase was primarily due to equity transactions, which included capital calls of $20.5 million made by our consolidated affiliates and $9.4 million of net income from consolidated affiliates.

Income Taxes

Our effective tax rate was 41.77 percent for the first quarter ended March 31, 2007, compared to 43.13 percent for the comparable 2006 period. The decrease in the effective tax rate was primarily attributable to the lower tax impact of certain share-based payment expense on the overall pre-tax income and a reduction in our effective state income tax rate.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS No. 109.  As a result, there was no cumulative effect relating to our adoption of FIN 48.

The total amount of unrecognized tax benefits at January 1, 2007 was $1.0 million, all of which related to tax benefits that, if recognized, would reduce our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits as a component of operating expenses.  Total accrued interest and penalties at January 1, 2007 were immaterial.  At March 31, 2007, our unrecognized tax benefits increased by $0.1 million to $1.1 million, the recognition of which would have an effect of $1.1 million on the effective tax rate.  Total accrued interest and penalties at March 31, 2007 was $0.1 million.

Operating Segment Results

In accordance with SFAS No. 131, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in Note 11 of the Notes to Interim Consolidated Financial Statements (unaudited) in Part I, Item 1, above.

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income, net of funds transfer pricing (“FTP”). FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes. The following is our segment information for the three months ended March 31, 2007 and 2006.

Beginning with the first quarter of 2007, income generated by banking services and financial solutions provided to private equity clients is included under the Commercial Banking segment, rather than the SVB Capital segment as previously reported.  All prior period amounts have been reclassified to conform with current presentations.

Commercial Banking

	March 31,
(Dollars in thousands)	2007	2006	% Change

Net interest income	$84,457	$71,902	17.5%
Provision for (recovery of) loan losses	1,984	(570)	(448.1)
Noninterest income	30,011	21,517	39.5
Noninterest expense	64,515	48,759	32.3
Income before income tax expense	$47,969	$45,230	6.1
Total average loans	$2,803,166	$2,309,411	21.4
Total average assets	4,169,995	4,396,697	(5.2)
Total average deposits	$3,626,623	$3,864,590	(6.2)%

Income Before Income Tax Expense

Commercial Banking’s income before income tax expense for the three months ended March 31, 2007 was $48.0 million, compared to $45.2 million for the comparable 2006 period. The increase of $2.8 million was the result of higher net interest income of $12.6 million and higher noninterest income of $8.5 million, offset by higher noninterest expense of $15.7 million and an increase in the provision for loan losses of $2.6 million.

Net interest income for the three months ended March 31, 2007 was $84.5 million, compared to $71.9 million for the comparable 2006 period. The increase of $12.6 million was driven by higher loan volumes along with higher interest rates. Net interest income is the difference between interest earned on loans, net of funds transfer pricing and interest paid on deposits, net of funds transfer pricing.

Net loan loss charge-offs for the three months ended March 31, 2007 were $2.0 million, compared to a $0.6 million net recovery of loan losses for the comparable 2006 period.

Noninterest income was $30.0 million for the three months ended March 31, 2007, compared to $21.5 million for the comparable 2006 period. The increase of $8.5 million was primarily driven by the exercise of equity-related warrant assets of $3.4 million, increases in client investment fees of $2.6 million, letter of credit fees of $0.9 million, deposit service charges of $0.9 million and foreign exchange fees of $0.3 million.

Noninterest expense was $64.5 million for the three months ended March 31, 2007, compared to $48.8 million for the comparable 2006 period. The increase of $15.7 million was primarily related to an $11.9 million increase in allocated expenses, a $2.7 million increase in compensation and benefits, $0.6 million increase in miscellaneous cost allocations and $0.4 million increase in correspondent bank fees. Allocated expenses are non-interest expenses allocated to the business units and include facility costs, general administrative and operational overhead expenses. The increase in allocated expenses was primarily related to increases in compensation costs, specifically incentive compensation and base compensation and depreciation expense. The increase in compensation and benefits expense of $2.7 million is primarily related to increases in benefits of $1.0 million, incentive compensation of $0.6 million, base compensation of $0.5 million and compensation cost allocations of $0.5 million.

Financial Condition

Commercial Banking’s average loans were $2.8 billion for the quarter ended March 31, 2007, compared to $2.3 billion for the comparable 2006 period. The loan products with the largest growth in 2007, compared to 2006, were commercial loans, which grew by $374.3 million and asset-based lending, which grew by $82.0 million. The increase in average loans reflects a favorable funding environment for our venture capital-backed and later-stage commercial clients.

Average deposits were $3.6 billion for the first quarter ended March 31, 2007, compared to $3.9 billion for the comparable 2006 period. The decrease for 2007, compared to 2006 was primarily due to clients seeking higher returns on deposits as a result of increases in short-term market interest rates.

SVB Capital

	March 31,
(Dollars in thousands)	2007	2006	% Change

Net interest income	$121	$65	86.2%
Noninterest income	4,768	434	998.6
Noninterest expense	4,383	2,079	110.8
Income (loss) before income tax expense	$506	$(1,580)	(132.0)
Total average assets	$243,487	$181,606	34.1%

Income Before Income Tax Expense

SVB Capital’s income before income tax expense for the three months ended March 31, 2007 was $0.5 million, compared to a loss of $1.6 million for the comparable 2006 period. The increase of $2.1 million was primarily attributable to an increase in noninterest income, partially offset by an increase in noninterest expense.

Noninterest income was $4.8 million for the three months ended March 31, 2007, compared to $0.4 million for the comparable 2006 period. Investment gains or losses related to our managed funds are included in our consolidated noninterest income. Minority interest in the net gains or losses of these consolidated managed funds primarily represent net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds. The increase of $4.4 million was primarily a result of increased net gains on investments, net of minority interest, of $1.9 million, increased fund management fees of $1.2 million, and other noninterest income of $1.0 million.  The net gains on investments were primarily attributable to net increases in the fair values of two of our managed funds of funds.

Noninterest expense was $4.4 million for the three months ended March 31, 2007, compared to $2.1 million for the comparable 2006 period. The increase of $2.3 million was primarily attributable to increases in professional services of $1.4 million, cost allocations of $0.8 million, and increases in compensation costs of $0.6 million, specifically incentive compensation. These costs were partially offset by a decrease in allocated expenses of $0.5 million.

Financial Condition

SVB Capital’s average assets were $243.5 million for the quarter ended March 31, 2007, compared to $181.6 million for the comparable 2006 period. The growth in average assets of $61.9 million was due primarily to increased capital contributions in two of our managed funds of funds.

SVB Alliant

	March 31,
(Dollars in thousands)	2007	2006	% Change

Net interest income	$200	$113	77.0%
Noninterest income	2,922	2,438	19.9
Noninterest expense	3,589	5,406	(33.6)
Loss before income tax expense	$(467)	$(2,855)	(83.6)
Total average assets	$62,159	$76,308	(18.5)
Goodwill	$17,204	$35,638	(51.7)%

(Loss) Before Income Tax Expense

SVB Alliant’s loss before income tax expense for the three months ended March 31, 2007 was $0.5 million, compared to a loss of $2.9 million for the comparable 2006 period. The decrease in loss of $2.4 million was a result of higher revenues of $0.5 million and lower noninterest expense of $1.8 million.

Noninterest income was $2.9 million for the three months ended March 31, 2007, compared to $2.4 million for the comparable 2006 period. The increase of $0.5 million was due to increased corporate finance fees.

Noninterest expense was $3.6 million for the three months ended March 31, 2007, compared to $5.4 million for the comparable 2006 period. The decrease of $1.8 million was primarily due to decreases in compensation expense of $1.3 million, specifically incentive compensation and share-based payments, furniture and equipment of $0.2 million and other expenses of $0.2 million.

Financial Condition

SVB Alliant’s average assets were $62.2 million for the quarter ended March 31, 2007, compared to $76.3 million for the comparable 2006 period. The decrease in average assets of $14.1 million was mainly attributable to an $18.4 million decrease related to an impairment of goodwill incurred during the second quarter of 2006.

Other Business Services

	March 31,
(Dollars in thousands)	2007	2006	% Change

Net interest income	$5,484	$3,959	38.5%
Provision for (recovery of) loan losses	100	(1,090)	(109.2)
Noninterest income	1,047	930	12.6
Noninterest expense	7,161	5,649	26.8
(Loss) income before income tax expense	$(730)	$330	(321.2)
Total average loans	$424,300	$327,447	29.6
Total average assets	518,887	391,005	32.7
Total average deposits	208,900	159,924	30.6
Goodwill	$4,092	$—	—%

(Loss) Before Income Tax Expense

Other Business Services loss before income tax expense for the three months ended March 31, 2007 was $0.7 million, compared to income of $0.3 million for the comparable 2006 period. The decrease in income of $1.0 million was a result of higher noninterest expense of $1.6 million and an increase in the provision for loan losses of $1.2 million, partially offset by an increase in revenues of $1.6 million.

Net loan loss charge-offs for the three months ended March 31, 2007 were $0.1 million, compared to $1.1 million net recovery of loan losses for the comparable 2006 period.

Net interest income was $5.5 million for the three months ended March 31, 2007, compared to $4.0 million for the comparable 2006 period. The increase of $1.5 million was primarily attributable to higher loan and deposit volumes for SVB Private Client Services and SVB Global clients.

Noninterest expense was $7.2 million for the three months ended March 31, 2007, compared to $5.6 million for the comparable 2006 period. The increase of $1.6 million was primarily attributable to increased expenses for SVB Analytics of $1.7 million, increased expenses for SVB Global of $0.8 million, partially offset by decreased expenses for SVB Private Client Services of $1.0 million.

Financial Condition

Other Business Segment’s average loans for the three months ended March 31, 2007 were $424.3 million, compared to $327.4 million for the comparable 2006 period. The loan products with the largest growth in 2007, compared to 2006, were real estate construction, real estate term loans and consumer loans which grew by $65.5 million, and international loans, which grew by $21.0 million.

Average deposits for the three months ended March 31, 2007 were $208.9 million, compared to $159.9 million for the comparable 2006 period.

Consolidated Financial Condition – SVB Financial Group and Subsidiaries

Our total assets were $5.85 billion at March 31, 2007, a decrease of $233.6 million or 3.8 percent, compared to $6.08 billion at December 31, 2006.  Average assets were $5.72 billion at March 31, 2007, an increase of $143.3 million or 2.6 percent, compared to $5.58 billion at December 31, 2006.

 Securities Purchased Under Agreement to Resell and Other Short-Term Investments

Interest earning deposits, securities purchased under agreement to resell and other short-term investments were $254.9 million at March 31, 2007, an increase of $15.6 million or 6.5 percent, compared to $239.3 million outstanding at December 31, 2006. The increase was primarily due to higher levels of securities purchased under agreement to resell of $40.6 million, offset by a decrease of $31.9 million in our portfolio of other short-term investment securities.

Investment Securities

Investment securities were $1.66 billion at March 31, 2007, a decrease of $34.8 million or 2.1 percent, compared to $1.69 billion at December 31, 2006.  The decrease was due to scheduled maturities of U.S. agency debentures and municipal bonds and principal prepayments on collateralized mortgage obligations and mortgage-backed securities.

Refer to our 2006 Form 10-K under “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Part II. Item 8. Consolidated Financial Statements and Supplementary Data—Note 2. Significant Accounting Policies—Investment Securities” for our accounting policies related to investment securities.

Loans

Loans, net of unearned income were $3.36 billion at March 31, 2007, a decrease of $124.0 million or 3.6 percent, compared to $3.48 billion at December 31, 2006.  Average loans, net of unearned income were $3.26 billion at March 31, 2007, an increase of $105.9 million or 3.4 percent, compared to $3.15 billion at December 31, 2006.

Our gross loans by industry niche at March 31, 2007 and December 31, 2006 were as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Technology	$1,749,503	$1,813,039
Life Science	372,486	357,624
Venture Capital	371,935	446,767
Premium Winery	365,887	381,138
Private Client Service	347,251	350,254
All other sectors	174,082	160,738
Total Gross Loans	$3,381,144	$3,509,560
Credit Quality and the Allowance for Loan Losses

For a description of the accounting policies related to the allowance for loan losses, see “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2006 Form 10-K.

We incurred $4.3 million in gross loan charge-offs and realized $2.3 million in gross loan recoveries during the three months ended March 31, 2007. Both gross loan charge-offs and recoveries for the first quarter ended March 31, 2007 were primarily from technology sector clients.

Nonperforming assets consist of loans that are past due 90 days or more that are still accruing interest, loans on nonaccrual status, other real estate owned (“OREO”) and other foreclosed assets.  All nonperforming loans represent impaired loans. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Nonperforming assets:
Total nonperforming loans	$10,920	$10,977
OREO and other foreclosed assets	5,677	5,677
Total nonperforming assets	$16,597	$16,654

Nonperforming loans as a percentage of total gross loans	0.32%	0.31%
Nonperforming assets as a percentage of total assets	0.28%	0.27%

Allowance for loan losses	$40,256	$42,747
As a percentage of total gross loans	1.19%	1.22%
As a percentage of nonaccrual loans	368.65%	389.42%

Allowance for unfunded credit commitments (1)	$13,544	$14,653

(1)             The “Allowance for unfunded credit commitments” is included as a component of “Other Liabilities”.

Derivatives

Derivative assets are recorded as a component of other assets and other liabilities and were comprised of the following at March 31, 2007 and December 31, 2006:

(Dollars in thousands)	March 31, 2007	December 31, 2006	% Change
Assets (liabilities):
Equity warrant assets	$33,535	$37,725	(11.1)%
Interest rate swap	(1,795)	(1,890)	(5.0)
Foreign exchange forward and option contracts	371	(164)	(326.2)
Total	$32,111	$35,671	(10.0)%

Equity warrant assets decreased by $4.2 million for the three months ended March 31, 2007, compared to December 31, 2006, due to exercised equity warrant assets of $4.3 million, decreases in fair market value of $0.9 million and terminated equity warrant assets of $0.7 million. These decreases were partially offset by new equity warrant assets of $1.7 million.

The terms of the interest rate swap agreement provide for a swap of our 7.0% fixed rate payment for a variable rate based on the London Inter-Bank Offered Rate (“LIBOR”) plus a spread. This interest rate swap agreement provided a cash benefit of $0.1 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively, related to interest expense that would have been incurred under a 7.0% fixed interest rate; which was recognized in the consolidated statements of income as a reduction in interest expense. The swap agreement largely mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. All components of the swap’s gain or loss are included in the assessment of hedge effectiveness. Changes in fair value of the fair value hedge agreement, which is primarily dependent on changes in market interest rates, are recognized in net income as gains or losses on derivative instruments. For the three months ended March 31, 2007, we recorded a non-cash decrease of $0.3 million for the fair value hedge implemented in April 2006, which was reflected in gains (losses) on derivative instruments, net.

We enter into foreign exchange forward contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. We enter into an opposite way foreign exchange forward contract with a correspondent bank to economically hedge these contracts, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts entered into with our clients. These contracts are short term in nature, typically expiring within one year. We also enter into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange risk related to certain foreign currency denominated loans. At March 31, 2007 and December 31, 2006, the aggregate notional amounts of these contracts totaled $637.6 million and $562.2 million, respectively. The maximum credit exposure for counterparty nonperformance for foreign exchange forward contracts with both clients and correspondent banks at March 31, 2007 and December 31, 2006 amounted to $9.9 million and $7.3 million, respectively. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties to such foreign exchange forward contracts.

We enter into foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency options, depending upon the clients’ need. We enter into an opposite way foreign currency option contract with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the currency option contracts entered into with our clients. These contracts typically expire in less than one year. At March 31, 2007 and December 31, 2006, the aggregate notional amounts of these contracts totaled $13.6 million and $27.6 million, respectively. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our maximum credit risk to nonperformance of counterparties for each of the periods ended March 31, 2007 and December 31, 2006 was $0.1 million.

Deposits

Deposits were $3.88 billion at March 31, 2007, a decrease of $182.4 million or 4.5 percent, compared to $4.06 billion at December 31, 2006. The decrease was primarily due to clients seeking higher returns on deposits as a result of recent increases in short-term market interest rates. Noninterest-bearing demand deposits as a percentage of total deposits were 73.9 percent, which decreased slightly from December 31, 2006.  Average deposits were $3.85 billion at March 31, 2007, an increase of $20.3 million or 0.5 percent, compared to $3.83 billion at December 31, 2006.

Borrowings

Borrowings were $0.94 billion at March 31, 2007, a decrease of $99.0 million or 9.6 percent, compared to $1.04 billion at December 31, 2006.  The decrease was primarily due to decreases in our short-term borrowings related to a decrease of $119.2 million in securities sold under agreement to repurchase and a $10.0 million decrease in FHLB advances, partially offset by a $29.0 million increase in federal funds purchased.

Other Liabilities

Other liabilities were $187.1 million at March 31, 2007, a decrease of $6.2 million or 3.2 percent, compared to $193.3 million at December 31, 2006.  The decrease was primarily due to an increase in the volume of foreign exchange transactions executed, partially offset by accrued incentive compensation.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and the issuance of common stock.

Common Stock

As of March 31, 2007, we repurchased 9.1 million shares totaling $326.3 million. During the three months ended March 31, 2007, we repurchased 0.4 million shares of our common stock totaling $19.1 million. At March 31, 2007, $48.7 million of shares may still be repurchased under our stock repurchase program, which expires on June 30, 2008.

From time to time, we may implement a non-discretionary trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, where we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

Stockholders’ Equity

Stockholders’ equity was $653.5 million at March 31, 2007, an increase of $25.0 million or 4.0 percent, compared to $628.5 million at December 31, 2006. This increase was primarily the result of net income and issuance of stock options, partially offset by common stock repurchases. We have not paid a cash dividend on our common stock since 1992.  As of March 31, 2007, there were no plans for payment of dividends.  Additionally, we do not have any material commitments for capital expenditures as of March 31, 2007.

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

Capital Ratios

Both SVB Financial and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, for a well-capitalized depository institution.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution. For further information on risk-based capital and leverage ratios as defined by the Federal Reserve Board, see our 2006 Form 10-K, under “Part I. Item 1. Business—Supervision and Regulation—Regulatory Capital.”

Both SVB Financial and the Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of March 31, 2007 and December 31, 2006. Capital ratios for SVB Financial are set forth below:

	March 31, 2007	December 31, 2006
Total risk-based capital ratio	14.56%	13.95%
Tier 1 risk-based capital ratio	12.98%	12.34%
Tier 1 leverage ratio	12.55%	12.46%
Related Party Transactions

In January 2007, SVB Financial increased the revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”) and its affiliated funds, from a total commitment amount of $40.0 million to $75.0 million.  Contemporaneously with the increase, SVB Financial syndicated $35.0 million, or 46.667% of the total facility, to another lender.  SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC.  The highest outstanding balance under the facility for the three months ended March 31, 2007 was $42.0 million.

Off-Balance Sheet Arrangements

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

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $4.3 billion and $4.1 billion at March 31, 2007 and December 31, 2006, respectively. Out of these available commitment balances, fixed interest rate commitments were $640.2 million and $611.7 million at March 31, 2007 and December 31, 2006, respectively. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.6 billion at March 31, 2007 and December 31, 2006. Our potential exposure to credit loss, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending loan commitments as we do in making loans. The actual liquidity needs or the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, intellectual property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management’s evaluation of the adequacy of the liability for unfunded credit commitments. Additionally, at March 31, 2007 and December 31, 2006, we had an aggregate maximum lending limit of $468.1 million, related to our accounts receivable factoring arrangements. We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credits

We provide guarantees related to commercial and standby letters of credit issued to our clients to enhance their credit standings and enable them to complete a wide variety of business transactions. Commercial and standby letters of credit represent conditional commitments issued by us on behalf of a client to guarantee the performance of the client to a third party when certain specified future events have occurred. Commercial letters of credit are issued primarily for inventory purchases by a client and are typically short-term in nature. We provide two types of standby letters of credit: performance and financial standby letters of credit. Performance standby letters of credit are issued to guarantee the performance of a client to a third party when certain specified future events have occurred and are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans, and past due notices. Financial standby letters of credit are conditional commitments issued by us to guarantee the payment by a client to a third party (beneficiary) and are primarily used to support many types of domestic and international payments. These standby letters of credit have fixed expiration dates and generally require a fee to be paid by the client at the time we issue the commitment. Fees generated from these standby letters of credit are recognized in noninterest income over the commitment period using the straight-line method.

The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to clients, and accordingly, we use a credit evaluation process and collateral requirements similar to those for loan commitments. Our standby letters of credit are often cash secured by our clients. The actual liquidity needs and the credit risk that we have experienced historically have been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

The table below summarizes our commercial and standby letters of credits at March 31, 2007. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$589,205	$38,592	$627,797	$627,797
Performance standby letters of credit	57,366	5,217	62,583	62,583
Commercial letters of credit	7,074	—	7,074	7,074
Total	$653,645	$43,809	$697,454	$697,454

At March 31, 2007 and December 31, 2006, deferred fees related to financial and performance standby letters of credit were $3.7 million and $3.9 million, respectively. At March 31, 2007, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credits was $308.7 million.

Credit Card Guarantees

The Bank, as a financial provider, routinely guarantees credit cards for some of our customers which have been provided by an unaffiliated financial institution. The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by us. Certain of these amounts are secured by certificates of deposit and other assets which we have rights to in the event of nonperformance by the customers. The total amount of these guarantees was $97.8 million at March 31, 2007. It is not considered probable that material losses would be incurred by us as a result of these arrangements.  Credit card fees totaled $1.2 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.

Commitments to Invest in Private Equity Funds

We make commitments to invest in private equity funds, which in turn make investments in privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the fund. The timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments and our unfunded commitments at March 31, 2007.

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership %
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	3,575	3,128	5.4
SVB Strategic Investors Fund, LP	15,300	3,213	12.6
SVB Strategic Investors Fund II, LP	15,000	9,300	8.6
SVB Strategic Investors Fund III, LP	15,000	13,500	6.2
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	12,750	24.2
Gold Hill Venture Lending 03, LP	20,000	5,230	9.3
SVB India Capital Partners I, LP	5,000	4,000	14.8
Other Fund Investments (2)	78,589	22,427	—%
Total	$198,464	$83,958

(1)             Includes 0.3% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC, and 5.1% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.

(2)             Represents commitments to 306 private equity funds where our ownership interest is less than 5%.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity. We have increased our use of other sources of liquidity available to us, including federal funds purchased, FHLB advances, repurchase agreements, and other short-term borrowing arrangements. At March 31, 2007, our short-term borrowings totaled $583.9 million.  We are currently exploring the possible issuance by the Bank of long-term indebtedness that would have more favorable terms overall.  The proceeds of such indebtedness would be used to replace a substantial portion of our outstanding short-term borrowings.  There can be no assurance that we will effect any such transaction and our ability to obtain more favorable terms overall will be subject to market conditions.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0 percent. Our ratio of liquid assets to total deposits was 34.9 percent and 34.1 percent at March 31, 2007 and December 31, 2006, respectively, both well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities such as the percentage of liquid assets to volatile liabilities and our loan-to-deposit ratio.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(Dollars in thousands)	2007	2006

Net cash provided by (used for) operating activities	$13,414	$(3,674)
Net cash provided by investing activities	172,680	164,374
Net cash used for financing activities	(253,805)	(72,803)
Net (decrease) increase in cash equivalents	$(67,711)	$87,897

We generated cash from operating activities in amounts lesser than net income in the three months ended March 31, 2007 mainly due to the impact of changes in accrued interest receivable and other assets and other liabilities, as well by non-cash adjustments to net income. Non-cash adjustments to net income primarily included $10.4 million of minority interest, $4.8 million of depreciation and amortization, and $3.6 million share-based compensation amortization, offset by $12.3 million of net gains on investment securities.

Cash provided by investing activities was $172.7 million for the three months ended March 31, 2007. Net cash inflow from investing activities was primarily due to a decrease in loans, net of unearned income of $119.6 million and proceeds from the sales, maturities and pay-downs of available-for-sale and non-marketable securities of $92.2 million.  These increases were offset by purchases of available-for-sale and non-marketable securities of $37.3 million and purchases of premises and equipment of $4.1 million.

Cash used for financing activities was $253.8 million for the three months ended March 31, 2007. Decreases in deposits of $161.4 million, decreases in short-term borrowings of $99.6 million and common stock repurchases of $19.1 million were the primary outflows for financing activities, which were offset by capital contributions from minority interest participants, net of distributions of $18.6 million and proceeds from issuance of common stock of $5.9 million.

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its investment portfolio assets, and its ability to raise debt and capital.  The ability of the Bank to pay dividends is subject to certain regulations described in “Part I. Item 1. Business—Supervision and Regulation—Restriction on Dividends” of our 2006 Form 10-K.

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

We mitigate interest rate risk principally through strategies involving our investment securities and funding portfolios. Our policies also permit the use of off-balance-sheet derivative instruments in managing interest rate risk.

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

For further information, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2006 Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2006. As of March 31, 2007, there have been no significant changes to the interest rate risk information contained in our 2006 Form 10-K or to our policies in managing interest rate risk.

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

The following table presents our MVPE and NII exposure at March 31, 2007 and December 31, 2006, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

	Estimated	Estimated Increase/ (Decrease) in MVPE		Estimated	Estimated Increase/ (Decrease) in NII
Change in interest rates (basis points)	MVPE	Amount	Percent	NII	Amount	Percent
	(Dollars in thousands)
March 31, 2007:
+200	$1,078,114	$(4,896)	(0.5)%	$454,784	$36,853	8.8%
+100	1,079,126	(3,884)	(0.4)	436,556	18,625	4.5
-	1,083,010	—	—	417,931	—	—
-100	1,069,443	(13,567)	(1.3)	395,518	(22,413)	(5.4)
-200	$1,033,163	$(49,847)	(4.6)%	$369,658	$(48,273)	(11.6)%

December 31, 2006:
+200	$1,054,640	$(157)	—%	$441,824	$35,898	8.8%
+100	1,053,017	(1,780)	(0.2)	424,034	18,108	4.5
-	1,054,797	—	—	405,926	—	—
-100	1,040,079	(14,718)	(1.4)	384,080	(21,846)	(5.4)
-200	$1,001,861	$(52,936)	(5.0)%	$358,625	$(47,301)	(11.7)%

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

Our MVPE sensitivity decreased slightly in the down rate scenarios and increased slightly in the up rate scenarios at March 31, 2007 from December 31, 2006, primarily due to levels and re-pricing characteristics of our short-term and long-term borrowings.  Our NII sensitivity was relatively unchanged over the same time period.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of our most recently completed fiscal quarter, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. Where appropriate, as we determine, reserves have been established in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operation.

ITEM 1A. RISK FACTORS

Our business faces significant risks, including credit, market/liquidity, operational, legal/regulatory and strategic/reputation risks. The factors described below may not be the only risks we face and are not intended to serve as a comprehensive listing or be applicable only to the category of risk under which they are disclosed. The risks described below, as set forth in our 2006 Form 10-K, are generally applicable to more than one of the following categories of risks. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following factors actually occurs, our business, financial condition and/or results of operations could suffer.

There are no material changes from the risk factors set forth in our 2006 Form 10-K.

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

In addition to general changes in the level of interest rates, increases in the interest rates we pay on amounts used to fund interest-earning assets or decreases in the interest rates we receive on our interest-earning assets could affect our interest rate spread. For example, in 2006 and during the first quarter of 2007, we funded our loan growth primarily through short-term borrowings. These funds carry meaningfully higher interest rate costs than our current deposit base. If we significantly increase the amount of our interest-earning assets that we fund through borrowings rather than deposits, our interest rate spread will likely decline. Similarly, if we significantly increase the amount of our interest-earning assets that we fund through interest-bearing deposits, or increase the rates we pay on those deposits, our interest rate spread likely would decline. Interest rates paid by us could be affected by competitive, legislative or other developments. For example, Congress has for many years debated repealing a law that prohibits banks from paying interest rates on checking accounts. If this law were to be repealed, we would be subject to competitive pressure to pay interest on our clients’ checking accounts, which would negatively affect our interest rate spread.

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

Our operations can be subject to natural disasters and other events beyond our control, such as earthquakes, fires, public health issues, power failures, telecommunication loss, terrorist attacks and acts of war. Our corporate headquarters and a portion of our critical business offices are located in California near major earthquake faults. Such events of disaster, whether natural or manmade, could cause severe destruction or interruption to our operations. Financial institutions, such as us, generally must resume operations promptly following any interruption. If we were to suffer a disruption and were not able to resume operations within a period consistent with industry standards, our business could suffer serious harm. In addition, depending on the nature and duration of the interruption, we might be vulnerable to fraud or other losses, or loss of client confidence. Our business continuity program, which we began implementing during 2005, has not yet been completed. There is no assurance that our business continuity program can adequately mitigate the risks of such business interruptions.

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

SVB Financial is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on SVB Financial’s common and preferred stock, should SVB Financial elect to pay dividends, and interest and principal on its debt. Various federal and state laws and regulations limit the amount of dividends that the Bank and certain of our nonbank subsidiaries may pay to SVB Financial. Also, SVB Financial’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

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

Our success depends, in part, upon our ability to adapt our products and services to evolving industry standards and to meet the needs of existing and potential future clients. A failure to achieve market acceptance of any new products and services we introduce, a failure to introduce products that the market may demand, or the costs associated with developing, introducing and providing new products could have an adverse effect on our business, profitability and growth prospects.

We face risks in connection with our strategic undertakings.

If appropriate opportunities present themselves, we may engage in strategic activities, which could include acquisitions, joint ventures, partnerships, investments or other undertakings. There can be no assurance that we will successfully identify and exploit appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

In order to finance future strategic undertakings, we might obtain additional equity or debt financing. Such financing might not be available on terms favorable to us, or at all. If obtained, equity financing could be dilutive and the incurrence of debt and contingent liabilities could have a material adverse effect on our business, results of operations and financial condition.

Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, retaining key employees, achieving anticipated synergies, and otherwise realizing the undertaking’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny.  If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations and growth prospects.  In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

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

Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential clients and stockholders, the private equity community and the industries that we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, our conduct of our business or otherwise, could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents stock repurchases by month during the first quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1, 2007 – January 31, 2007	$—	$—	—	$67,781,111
February 1, 2007 – February 28, 2007	145,000	48.88	145,000	60,692,929
March 1, 2007 – March 31, 2007	252,500	47.66	252,500	$48,659,412
Total	$397,500	$48.10	397,500

(1)             During the three months ended March 31, 2007, we repurchased 0.4 million shares of our common stock totaling $19.1 million. At March 31, 2007, $48.7 million of shares may still be repurchased under our stock repurchase program, which will expire on June 30, 2008.

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

SVB Financial Group

Date: May 10, 2007	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

INDEX TO Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	January 29, 2007
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.3	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
10.28	Amended and restated 2006 Equity Incentive Plan	8-K	000-15637	10.28	May 2, 2007
10.31	Offer letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
10.32	Offer letter dated April 25, 2007, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	18 U.S.C. Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

*                 Furnished herewith