Form 10-Q
period 2007-06-30
SVB FINANCIAL GROUP
filed 2007-08-09
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐     No ☒

At July 31, 2007, 34,321,295 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	June 30, 2007	December 31, 2006
Assets
Cash and due from banks	$350,301	$393,284
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	655,978	239,301
Investment securities	1,593,957	1,692,343
Loans, net of unearned income	3,762,446	3,482,402
Allowance for loan losses	(43,352)	(42,747)

Net loans	3,719,094	3,439,655
Premises and equipment, net of accumulated depreciation and amortization	40,028	37,306
Goodwill	4,092	21,296
Accrued interest receivable and other assets	241,630	258,267

Total assets	$6,605,080	$6,081,452

Liabilities, Minority Interest and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$3,132,430	$3,039,528
Negotiable order of withdrawal (NOW)	31,389	35,983
Money market	927,995	668,794
Time	314,675	313,320

Total deposits	4,406,489	4,057,625
Short-term borrowings	305,000	683,537
Other liabilities	169,393	193,296
Long-term debt	838,116	352,465

Total liabilities	5,718,998	5,286,923

Commitments and contingencies	—	—

Minority interest in capital of consolidated affiliates	217,172	166,015

Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 34,387,390 and 34,401,230 shares outstanding at June 30, 2007 and December 31, 2006, respectively	34	34
Additional paid-in capital	3,851	4,873
Retained earnings	690,350	641,528
Accumulated other comprehensive loss	(25,325)	(17,921)

Total stockholders’ equity	668,910	628,514

Total liabilities, minority interest and stockholders’ equity	$6,605,080	$6,081,452

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest income:
Loans	$89,051	$70,219	$174,283	$136,367
Investment securities:
Taxable	15,782	19,600	32,075	39,994
Non-taxable	557	781	1,164	1,604
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	4,341	2,530	8,175	4,570

Total interest income	109,731	93,130	215,697	182,535

Interest expense:
Deposits	2,568	2,336	4,756	4,661
Borrowings	12,587	5,032	23,001	8,233

Total interest expense	15,155	7,368	27,757	12,894

Net interest income	94,576	85,762	187,940	169,641
Provision for loan losses	8,117	4,602	7,710	2,128

Net interest income after provision for loan losses	86,459	81,160	180,230	167,513

Noninterest income:
Gains on investment securities, net	13,641	900	25,892	839
Client investment fees	12,652	10,972	24,686	20,609
Foreign exchange fees	5,805	5,100	11,064	10,312
Deposit service charges	3,567	2,310	6,778	4,488
Gains on derivative instruments, net	4,751	10,807	6,724	7,822
Corporate finance fees	3,487	2,775	6,402	5,213
Letter of credit and standby letter of credit income	2,761	2,642	5,692	4,992
Other	9,036	5,472	15,923	10,104

Total noninterest income	55,700	40,978	103,161	64,379

Noninterest expense:
Compensation and benefits	51,957	48,675	105,317	93,196
Impairment of goodwill	17,204	18,434	17,204	18,434
Professional services	6,676	10,074	15,826	18,429
Net occupancy	6,285	4,298	11,089	8,503
Furniture and equipment	5,111	3,671	10,253	7,375
Business development and travel	3,403	2,987	6,318	5,741
Correspondent bank fees	1,311	1,452	2,860	2,582
Telephone	1,423	880	2,856	1,787
Data processing services	858	861	1,886	1,989
Reduction of provision for unfunded credit commitments	(696)	(3,325)	(1,805)	(3,821)
Other	4,384	5,631	8,229	10,111

Total noninterest expense	97,916	93,638	180,033	164,326

Income before minority interest in net income of consolidated affiliates and income tax expense	44,243	28,500	103,358	67,566
Minority interest in net income of consolidated affiliates	(5,825)	(5,814)	(16,181)	(6,058)

Income before income tax expense	38,418	22,686	87,177	61,508
Income tax expense	15,553	9,092	35,921	25,835

Net income before cumulative effect of change in accounting principle	22,865	13,594	51,256	35,673
Cumulative effect of change in accounting principle, net of tax (1)	—	—	—	192

Net income	$22,865	$13,594	$51,256	$35,865

Earnings per common share—basic, before cumulative effect of change in accounting principle	$0.67	$0.39	$1.49	$1.02
Earnings per common share—diluted, before cumulative effect of change in accounting principle	$0.61	$0.36	$1.38	$0.93
Earnings per common share—basic	$0.67	$0.39	$1.49	$1.02
Earnings per common share—diluted	$0.61	$0.36	$1.38	$0.94

(1)	Represents the cumulative effect of change in accounting principle, net of taxes, on previously recognized share-based compensation for the effect of adopting Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Net income	$22,865	$13,594	$51,256	$35,865
Other comprehensive loss, net of tax:
Cumulative translation gains:
Translation gains, net of tax	197	102	88	124
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding losses, net of tax	(10,422)	(3,641)	(7,635)	(14,161)
Reclassification adjustment for gains (losses) included in net income, net of tax	(45)	(1,886)	143	(1,787)

Other comprehensive loss, net of tax	(10,270)	(5,425)	(7,404)	(15,824)

Comprehensive income	$12,595	$8,169	$43,852	$20,041

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$51,256	$35,865
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	17,204	18,434
Provision for loan losses	7,710	2,128
Reduction of provision for unfunded credit commitments	(1,805)	(3,821)
Changes in fair values of derivatives, net	(5,355)	(11,700)
Gains on investment securities, net	(25,892)	(839)
Depreciation and amortization	10,176	5,456
Minority interest in net income of consolidated affiliates	16,181	6,058
Tax benefit of original issue discount	1,659	1,572
Tax benefits of share-based compensation and other	940	5,235
Amortization of share-based compensation	8,245	11,545
Amortization of deferred warrant-related loan fees	(3,538)	(3,491)
Deferred income tax expense	(4,727)	(672)
Loss on sale of other real estate owned property	1,368	—
Changes in other assets and liabilities:
Accrued interest receivable	974	1,600
Accounts receivable	(7,467)	(86)
Income tax receivable, net	(9,171)	(12,800)
Accrued retention, incentive plans and other compensation benefits payable	(13,419)	(20,583)
Foreign exchange spot contract assets	16,600	—
Other, net	5,181	475

Net cash provided by operating activities	66,120	34,376

Cash flows from investing activities:
Purchases of available-for-sale securities	(23,420)	(11,763)
Proceeds from sales of available-for-sale securities	4,524	123,049
Proceeds from maturities and pay downs of available-for-sale securities	158,765	180,656
Purchases of nonmarketable securities (cost and equity method accounting)	(15,495)	(15,210)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	10,378	2,335
Proceeds from nonmarketable securities (cost and equity method accounting)	6,698	8,582
Purchases of nonmarketable securities (investment fair value accounting)	(37,064)	(37,965)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	12,649	8,890
Net increase in loans	(290,366)	(115,141)
Proceeds from recoveries of charged-off loans	3,510	6,204
Proceeds from sale of other real estate owned	4,309	—
Purchases of premises and equipment	(9,151)	(10,304)

Net cash (used for) provided by investing activities	(174,663)	139,333

Cash flows from financing activities:
Net increase (decrease) in deposits	345,332	(334,325)
Proceeds from issuance of senior and subordinated notes, net	495,030	—
(Decrease) increase in short-term borrowings	(378,537)	254,336
Capital contributions from minority interest participants, net of distributions	34,976	27,519
Stock compensation related tax benefits	5,072	4,107
Proceeds from issuance of common stock	19,667	26,146
Repurchases of common stock	(39,303)	(69,319)

Net cash provided by (used for) financing activities	482,237	(91,536)

Net increase in cash and cash equivalents	373,694	82,173
Cash and cash equivalents at beginning of year	632,585	462,098

Cash and cash equivalents at end of period	$1,006,279	$544,271

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Description of Business

SVB Financial Group (“SVB Financial” or the “Parent”) is a bank holding company and financial holding company, incorporated in the state of Delaware in March 1999. SVB Financial and its subsidiaries (which we refer to collectively as “we”, “our”, “us” or the “Company” in this Quarterly Report on Form 10-Q) offer a variety of banking and financial products and services to support our clients throughout their life cycles.

We offer commercial banking products and services through our banking subsidiary, Silicon Valley Bank (the “Bank”), which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking financial products and services, such as funds management, private equity investment and equity valuation, through our other subsidiaries and divisions.

We primarily focus on serving corporate clients in the following niches: technology, life sciences, private equity and premium wine. Our corporate clients range in size and stage of maturity, from “emerging growth” companies to more “mature” companies. Our emerging growth clients tend to be privately held and funded by venture capital, and may have generally fewer employees, be primarily engaged in research and development, market relatively few products or services and/or have little or no revenue. Our more mature companies tend to be more established and may be publicly traded. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.

We are headquartered in Santa Clara, California, and operate through 27 offices in the United States and three internationally in the United Kingdom, India and China.

For reporting purposes, SVB Financial Group has four operating segments in which we report our financial information: Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. Financial information and results of operations for our operating segments are set forth in Note 12. Segment Reporting below and in Part I Item 2 of this report, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segment Results.

Our Commercial Banking segment is comprised of the commercial banking and financial products and services of the Bank and its subsidiaries, through which we offer lending, deposit, cash management, global trade, brokerage and investment advisory products and services to our commercial clients, including private equity firms. Our SVB Capital segment consists of our private equity division which focuses primarily on funds management, as well as developing strategic business relationships with the private equity community. Funds managed or sponsored by SVB Capital also invest in portfolio companies and other funds. Our SVB Alliant segment is comprised of our investment banking subsidiaries, which provide advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. In July 2007, we reached a decision to cease operations at SVB Alliant (see Note 17. Subsequent Events). Finally, our Other Business Services segment is comprised of all other businesses, such as SVB Private Client Services (private banking), SVB Global (global banking products) and SVB Analytics (equity valuation and management).

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments (of a normal and recurring nature) that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and financial liabilities, on an instrument-by-instrument basis. If the fair value option is elected, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We have elected not to early adopt and are currently assessing the impact of SFAS No. 159 on our consolidated financial position and results of operations.

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP replaces certain terms in FIN No. 39 with “derivative instruments” (as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”)) and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The FSP is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of applying the guidance in this FSP.

In May 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). This new standard provides guidance for determining whether an entity is an “investment company,” as defined, and whether the specialized industry accounting principles for investment companies should be retained in the consolidated financial statements of the parent or of an equity method investor. SOP 07-1 is effective on January 1, 2008. We are currently assessing the impact of SOP 07-1 on our consolidated financial position and results of operations.

3.	Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands)	2007	2006	2007	2006
Numerator:
Net income	$22,865	$13,594	$51,256	$35,865

Denominator:
Weighted average common shares outstanding-basic	34,319	34,968	34,368	35,030
Weighted average effect of dilutive securities:
Stock options	1,364	1,500	1,344	1,641
Restricted stock awards and units	91	147	48	126
Convertible debt	1,575	1,376	1,455	1,419
Warrants	59	—	—	—

Denominator for diluted calculation	37,408	37,991	37,215	38,216

Net income per share:
Basic	$0.67	$0.39	$1.49	$1.02

Diluted	$0.61	$0.36	$1.38	$0.94

Stock options and warrants with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2007	2006	2007	2006
Stock options	600	913	822	755
Restricted stock awards and units	—	52	10	26
Warrants (Note 10 “Derivative Financial Instruments”)	—	4,456	4,456	4,456

Ending balance	600	5,421	5,288	5,237

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

For the three months ended June 30, 2007 and 2006, we recorded share-based compensation expense of $4.4 million and $5.6 million, respectively, resulting in the recognition of $1.0 million and $1.2 million, respectively, in related tax benefits. For the six months ended June 30, 2007 and 2006, we recorded share-based compensation expense of $8.2 million and $11.5 million, respectively, resulting in the recognition of $1.7 million and $2.5 million, respectively, in related tax benefits.

Unrecognized Compensation Expense

At June 30, 2007, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period-in Years
Stock options	$12,933	1.39
Restricted stock awards and units	8,646	1.91

Total unrecognized share-based compensation expense	$21,579

Share-Based Payment Award Activity

The table below provides stock option information related to the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the six months ended June 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2006	4,673,139	$31.74
Granted	279,326	49.45
Exercised	(669,164)	26.25
Forfeited	(114,724)	42.62
Expired	(2,239)	47.53

Outstanding at June 30, 2007	4,166,338	33.50	3.89	$81,741,517

Vested and expected to vest at June 30, 2007	4,014,199	32.99	3.83	80,803,905

Exercisable at June 30, 2007	3,060,358	$29.61	3.54	$71,916,054

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value at June 30, 2007. This value is based on our closing stock price of $53.11 at June 30, 2007. The total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $10.8 million and $16.3 million, respectively, and the total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $6.6 million and $28.1 million, respectively.

The table below provides information for restricted stock awards and restricted stock units outstanding under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the six months ended June 30, 2007:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2006	215,926	$40.03
Granted	137,128	50.39
Vested	(64,695)	48.25
Forfeited	(20,404)	52.65

Nonvested at June 30, 2007	267,955	$42.39

5.	Federal Funds Sold, Securities Purchased under Agreement to Resell and Other Short-Term Investment Securities

The following table details the federal funds sold, securities purchased under agreement to resell and other short-term investment securities at June 30, 2007 and December 31, 2006, respectively:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Federal funds sold	$250,000	$—
Securities purchased under agreement to resell	139,491	40,734
Interest-earning deposits	56,088	34,357
Other short-term investment securities	210,399	164,210

Total federal funds sold, securities purchased under agreement to resell and other short-term investment securities	$655,978	$239,301

6.	Investment Securities

The detailed composition of our investment securities at June 30, 2007 and December 31, 2006 is presented as follows:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Available-for-sale securities, at fair value	$1,300,279	$1,445,455
Marketable securities (investment company fair value accounting)	14	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (1)	156,514	126,475
Other private equity investments (2)	39,228	32,913
Other investments (3)	22,379	15,394
Non-marketable securities (equity method accounting):
Other investments (4)	16,479	15,710
Low income housing tax credit funds	21,067	22,664
Non-marketable securities (cost method accounting):
Private equity fund investments	29,754	27,771
Other private equity investments	8,243	5,961

Total investment securities	$1,593,957	$1,692,343

(1)	Private equity fund investments at June 30, 2007 and December 31, 2006 includes the following investments:

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership%	Amount
SVB Strategic Investors Fund, LP	$67,729	12.6%	$65,977
SVB Strategic Investors Fund II, LP	65,133	8.6	47,668
SVB Strategic Investors Fund III, LP	23,652	5.9%	12,830

Total private equity fund investments	$156,514		$126,475

(2)	Other private equity investments at June 30, 2007 and December 31, 2006 include the following investments:

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership%	Amount
Silicon Valley BancVentures, LP	$29,127	10.7%	$29,388
SVB Capital Partners II, LP (i)	10,101	5.1%	3,525

Total other private equity investments	$39,228		$32,913

(i)	At June 30, 2007 we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	Includes $22.4 million and $15.4 million related to Partners for Growth, LP at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, we had a majority ownership interest of approximately 50.0% in the fund.

(4)	Other investments at June 30, 2007 and December 31, 2006 include the following investments:

	June 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership%	Amount
Gold Hill Venture Lending Partners 03, LLC	$7,324	90.7%	$6,941
Gold Hill Venture Lending 03, LP (i)	7,087	9.3	6,565
Partners for Growth II, LP	2,068	24.2%	2,204

Total other investments	$16,479		$15,710

(i)	At June 30, 2007, we had a direct ownership interest of 4.8% in the fund. In addition, at June 30, 2007, we had an indirect ownership interest of 4.5% in Gold Hill Venture Lending 03, LP and its parallel funds through our ownership of Gold Hill Venture Lending Partners 03, LLC.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, at June 30, 2007:

	June 30, 2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. Treasury securities	$9,919	$(17)	$—	$—	$9,919	$(17)
U.S. agencies and corporations:
Collateralized mortgage obligations (1)	37,102	(664)	533,392	(18,036)	570,494	(18,700)
Mortgage-backed securities (1)	36,684	(931)	357,808	(17,916)	394,492	(18,847)
U.S. agency debentures (1)	9,850	(150)	176,598	(3,384)	186,448	(3,534)
Commercial mortgage-backed securities (1)	—	—	68,778	(2,397)	68,778	(2,397)
Municipal bonds and notes	381	(1)	—	—	381	(1)
Marketable equity securities	1,457	(372)	117	(29)	1,574	(401)

Total temporarily impaired securities	$95,393	$(2,135)	$1,136,693	$(41,762)	$1,232,086	$(43,897)

(1)	As of June 30, 2007, we identified a total of 152 investments that were in unrealized loss positions, of which 131 investments totaling $1,136.6 million with unrealized losses of $41.7 million had fair values less than their adjusted cost for a period of time greater than 12 months. Securities classified as collateralized mortgage obligations totaling $533.4 million with unrealized losses of $18.0 million were originally purchased between May 2002 and December 2005. Securities classified as mortgage-backed securities totaling $357.8 million with unrealized losses of $17.9 million were originally purchased between August 2002 and April 2005. Securities classified as U.S. agency debentures totaling $176.6 million with unrealized losses of $3.4 million were originally purchased between June 2003 and July 2005. Securities classified as commercial mortgage-backed securities totaling $68.8 million with unrealized losses of $2.4 million were originally purchased between April 2005 and July 2005. All investments with unrealized losses for a period of time greater than 12 months are either rated AAA by Moody’s or S&P or are issued by the U.S. Treasury or a government sponsored enterprise. Because these securities are of superior credit quality, the unrealized losses are due solely to increases in market interest rates and as we expect to recover the impairment prior to or at maturity, we deem these impairments to be temporary. We have the intent and ability to hold the securities until the market value recovers or until maturity. Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, as of December 31, 2006:

	December 31, 2006
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. Treasury securities	$—	$—	$9,931	$(56)	$9,931	$(56)
U.S. agencies and corporations:
Collateralized mortgage obligations	13,170	(16)	616,507	(14,657)	629,677	(14,673)
Mortgage-backed securities	17,380	(164)	392,053	(11,563)	409,433	(11,727)
U.S. agency debentures	9,925	(75)	220,898	(4,086)	230,823	(4,161)
Commercial mortgage-backed securities	—	—	69,375	(1,799)	69,375	(1,799)

Total temporarily impaired securities	$40,475	$(255)	$1,308,764	$(32,161)	$1,349,239	$(32,416)

The following table presents the components of gains and losses on investment securities for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross gains on investment securities:
Available-for-sale securities, at fair value	$78	$—	$396	$170
Marketable securities (investment company fair value accounting)	50	—	92	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	6,683	4,613	19,275	7,180
Other private equity investments	1,289	384	1,336	386
Other investments	12,079	1,167	12,646	1,170
Non-marketable securities (equity method accounting)	211	313	535	520
Non-marketable securities (cost method accounting):
Private equity fund investments	572	286	796	362
Other private equity investments	5	109	232	109

Total gross gains on investment securities	20,967	6,872	35,308	9,897

Gross losses on investment securities:
Available-for-sale securities, at fair value	(154)	(3,230)	(154)	(3,230)
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(5,531)	(1,660)	(6,737)	(3,856)
Other private equity investments	(1,040)	(475)	(1,740)	(475)
Non-marketable securities (equity method accounting)	(467)	(209)	(467)	(761)
Non-marketable securities (cost method accounting):
Private equity fund investments	(134)	(398)	(318)	(691)
Other private equity investments	—	—	—	(45)

Total gross losses on investment securities	(7,326)	(5,972)	(9,416)	(9,058)

Gains on investment securities, net (1)	$13,641	$900	$25,892	$839

(1)	Net gains on investment securities of $13.6 million in the second quarter of 2007 were mainly attributable to net increases of $12.1 million in the fair value of two investments from one of our sponsored debt funds, which are subject to lock-up until the fourth quarter of 2007. Of the $12.1 million in gains, $6.0 million was attributable to minority interests and these amounts are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net Income of Consolidated Affiliates”. Net gains on investment securities of $25.9 million for the six months ended June 30, 2007 were mainly attributable to net gains of $12.6 million from one of our sponsored debt funds and net gains of $11.8 million from two of our managed funds of funds, primarily related to net increases in the fair values of fund investments. Of the $24.4 million gain from these three consolidated funds, $17.2 million were attributable to minority interests.

7.	Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $25.5 million and $27.2 million at June 30, 2007 and December 31, 2006, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Commercial loans	$3,204,608	$2,959,501
Vineyard development	118,913	118,266
Commercial real estate	22,699	13,336

Total real estate construction	141,612	131,602
Real estate term—consumer	67,154	46,812
Real estate term—commercial	43,286	50,051

Total real estate term	110,440	96,863
Consumer and other	305,786	294,436

Total loans, net of unearned income	$3,762,446	$3,482,402

The activity in the allowance for loan losses for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2007	2006	2007	2006
Beginning balance	$40,256	$35,982	$42,747	$36,785
Provision for loan losses	8,117	4,602	7,710	2,128
Loan charge-offs	(6,265)	(5,850)	(10,615)	(7,211)
Loan recoveries	1,244	3,173	3,510	6,205

Ending balance	$43,352	$37,907	$43,352	$37,907

The aggregate investment in loans for which impairment has been determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”) totaled $10.9 million and $11.0 million at June 30, 2007 and December 31, 2006, respectively. The allocation of the allowance for loan losses related to impaired loans was $0.7 million at June 30, 2007. There was no allocation of the allowance for loan losses related to impaired loans at December 31, 2006. Average impaired loans for the three months ended June 30, 2007 and 2006 was $10.5 million and $6.1 million, respectively, and average impaired loans for the six months ended June 30, 2007 and 2006 was $10.5 million and $5.9 million, respectively. If these loans had not been impaired, $0.2 million and $0.1 million in interest income would have been recorded during the three months ended June 30, 2007 and 2006, respectively, and $0.6 million and $0.3 million in interest income would have been recorded during the six months ended June 30, 2007 and 2006, respectively.

8.	Goodwill

We conducted our annual goodwill impairment analysis of the SVB Alliant reporting unit during the second quarter of 2007. We concluded at that time that we had an impairment of goodwill based on forecasted discounted net cash flows for that reporting unit. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance. As required by SFAS No. 142, Goodwill and Other Intangible Assets, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) for the reporting unit. Based on this allocation, we concluded that the entire amount of the remaining $17.2 million of goodwill was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarter of 2007. Subsequently, in July 2007, we reached a decision to cease operations at SVB Alliant. (See Note 17. Subsequent Events). Goodwill at June 30, 2007 relates to the acquisition of a majority ownership interest in eProsper in 2006, a equity ownership data management services company.

9.	Short-Term Borrowings and Long-Term Debt

The following table shows information regarding our short-term borrowings and long-term debt outstanding at June 30, 2007 and December 31, 2006:

(Dollars in thousands)	Maturity	June 30, 2007	December 31, 2006
Short-term borrowings:
Federal funds purchased and securities sold under agreement to repurchase	Less than One Month(1)	$205,000	$483,537
FHLB advances	Less than One Month(1)	100,000	200,000

Total short-term borrowings		$305,000	$683,537

Long-term debt:
FHLB advances	(2)	$150,000	$150,000
5.70% senior notes	June 1, 2012	245,603	—
6.05% subordinated notes	June 1, 2017	241,500	—
Contingently convertible debt	June 15, 2008	148,905	148,441
7.0% junior subordinated debentures	October 15, 2033	49,439	51,355
8.0% long-term notes payable (3)	November 30, 2009	2,669	2,669

Total long-term debt		$838,116	$352,465

(1)	Represents remaining maturity as of the date reported.
(2)	Represents Federal Home Loan Bank (“FHLB”) advances maturing in November 2008, May 2009 and November 2009.
(3)	Debt assumed in relation to the acquisition of a 65% interest in eProsper during the third quarter of 2006.

Interest expense related to short-term borrowings and long-term debt were $12.6 million and $5.0 million for the three months ended June 30, 2007 and 2006, respectively, and $23.0 million and $8.2 million for the six months ended June 30, 2007 and 2006, respectively. The weighted average interest rates associated with our short-term borrowings and long-term debt outstanding for the six months ended June 30, 2007 and 2006, were 4.81 percent and 3.67 percent, respectively.

Senior Notes and Subordinated Notes

On May 15, 2007, the Bank issued 5.70% senior notes, due June 1, 2012, in an aggregate principal amount of $250.0 million and 6.05% subordinated notes, due June 1, 2017, in an aggregate principal amount of $250.0 million (collectively, the “Notes”). The discount and issuance costs related to the Notes were $0.8 million and $4.2 million, respectively, and the net proceeds from the offering of the Notes were $495.0 million. The Notes are not redeemable prior to maturity and interest is payable semi-annually. Proceeds from the issuance of these Notes were used for repayment of certain short-term borrowings. Debt issuance costs of $2.0 million and $2.2 million related to the senior and subordinated notes, respectively, were deferred and are being amortized to interest expense over the term of the Notes, using the effective yield method. Concurrent with the issuance of the Notes, we entered into fixed-to-variable interest rate swap agreements related to both the senior notes and the subordinated notes (see Note 10. Derivative Financial Instruments).

Contingently Convertible Debt

The fair value of the convertible debt at June 30, 2007 and December 31, 2006 was $236.6 million and $207.7 million, respectively, based on quoted market prices. We intend to settle the outstanding principal amount in cash. During the second quarter of 2007, our note holders held the right, at their option, to convert their notes, in whole or in part, subject to certain limitations, at the conversion price of $33.6277. No conversion occurred during the second quarter of 2007.

Concurrent with the issuance of the convertible notes, we entered into a convertible note hedge (see Note 10. Derivative Financial Instruments—Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock).

7.0% Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. Distributions were $0.9 million for both the three months ended June 30, 2007 and 2006, respectively, and $1.8 million for both the six months ended June 30, 2007 and 2006, respectively. We entered into a fixed-to-variable interest rate swap agreement related to these junior subordinated debentures (see Note 10. Derivative Financial Instruments).

Available Lines of Credit

At June 30, 2007, we have available uncommitted federal funds lines of credit totaling $1.25 billion of which $1.04 billion were unused. We have repurchase agreements with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. As of June 30, 2007, we had not borrowed against our repurchase lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at June 30, 2007 totaled $350.5 million, of which $83.9 million was unused. The market value of collateral pledged at the discount window of the Federal Reserve Bank at June 30, 2007 totaled $63.4 million, of which the entire portion was unused.

10.	Derivative Financial Instruments

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007			December 31, 2006
(Dollars in thousands)	Notional or contractual amount	Credit risk Amount (1)	Estimated net fair value	Notional or contractual amount	Credit risk Amount (1)	Estimated net fair value
Fair Value Hedges
Interest rate swap - senior notes	$250,000	$—	$(4,167)	$—	$—	$—
Interest rate swap - subordinated notes	250,000	—	(7,957)	—	—	—
Interest rate swap - junior subordinated debt	50,000	—	(3,584)	50,000	—	(1,890)
Derivatives - Other
Foreign exchange forwards	640,864	10,729	103	562,205	7,284	(164)
Foreign currency options	7,401	9	—	27,579	140	—
Equity warrant assets	$111,790	$35,536	$35,536	$113,276	$37,725	$37,725

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties.

Fair Value Hedges

Concurrent with the issuance of $250.0 million in 5.70% senior notes and $250.0 million in 6.05% subordinated notes, we entered into interest rate swap agreements to hedge against the risk of changes in fair values due to changes in interest rates for both issuances. We use the “shortcut” method for these fair value hedges as SFAS No. 133 allows us to assume no ineffectiveness if the hedging relationship involves an interest-bearing financial asset or liability and an interest rate swap. In order to assume no ineffectiveness, we ensure that all the shortcut method requirements of SFAS No. 133 for this type of hedge relationship are met. The interest rate swap agreements resulted in interest expense of $0.1 million for the senior notes and $0.1 million for the subordinated notes for the three months ended June 30, 2007, which was recognized in the consolidated statements of income as an increase in interest expense.

The interest rate swap agreement related to our 7.0% junior subordinated debentures provided a cash benefit of $19.2 thousand and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively, related to interest expense that would have been incurred under a 7.0% fixed interest rate. The cash benefit was recognized in the consolidated statements of income as a reduction in interest expense. For the three and six months ended June 30, 2007, we recorded a non-cash increase of $0.6 million and $0.3 million, respectively, for the fair value hedge implemented in April 2006 in connection with our junior subordinated debentures, which was reflected in gains on derivative instruments, net.

Derivatives - Other

We enter into various derivative contracts primarily to provide derivative products or services to customers. All of these contracts are carried at fair value with changes in fair value recorded as gains (losses) on derivatives, net as part of our noninterest income, a component of consolidated net income.

Total net gains on equity warrant assets from gains on exercise and changes in fair value were $4.6 million and $11.4 million for the three months ended June 30, 2007 and 2006, respectively, and $6.0 million and $11.7 million for the six months ended June 30, 2007 and 2006, respectively.

Derivative Fair Value Instruments Indexed to and Potentially Settled in a Company’s Own Stock

Concurrent with the issuance of the $150.0 million principal amount of contingently convertible notes, we entered into a convertible note hedge (purchased call option) at a cost of $39.3 million, and a warrant agreement providing proceeds of $17.4 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the contingently convertible notes.

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we acquired the right to purchase up to approximately 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19. In 2006, we exercised our right to purchase 3,093 shares under the terms of the convertible bond hedge. We did not exercise any of these options during the six months ended June 30, 2007.

At issuance, under the warrant agreement, the counterparty could purchase up to approximately 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of certain conversion events. Due to conversion events in 2006, the counterparty exercised their right to purchase our stock under the warrant agreement has been decreased by 3,093 shares. No warrants were exercised during the six months ended June 30, 2007.

11.	Common Stock Repurchases

During the six months ended June 30, 2007, we repurchased 0.8 million shares of our common stock totaling $39.3 million. Subsequently, on July 26, 2007, our Board of Directors authorized a new stock repurchase program that enables us to purchase up to $250.0 million of our common stock, which replaces all existing share repurchase programs. (See Note 17. Subsequent Events).

12.	Segment Reporting

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

For management reporting purposes, we report information through four strategic operating segments: Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. In July 2007, we reached a decision to cease operations at SVB Alliant (see Note 17. Subsequent Events). Our Other Business Services group includes SVB Global, SVB Private Client Services and SVB Analytics. Beginning with the first quarter of 2007, income generated by banking services and financial solutions provided to private equity clients is included under the Commercial Banking segment, rather than the SVB Capital segment as previously reported. All prior period amounts have been reclassified to conform with current presentations.

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

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS No. 131. Of our operating segments, only Commercial Banking, SVB Capital and SVB Alliant were determined to be reportable segments as of June 30, 2007. SVB Global, SVB Private Client Services and SVB Analytics did not meet the separate reporting thresholds and as a result, in the table below, have been aggregated in a column labeled “Other Business Services” for segment reporting purposes. Previously, the Other Business Services segment included Reconciling Items, as described below. All prior period amounts have been reclassified to conform with current presentations.

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

Our segment information at and for the three and six months ended June 30, 2007 and 2006 is as follows:

(Dollars in thousands)	Commercial Banking	SVB Capital	SVB Alliant	Other Business Services	Reconciling Items	Total
Three months ended June 30, 2007
Net interest income	$86,865	$244	$199	$5,529	$1,739	$94,576
Provision for loan losses (1)	(5,021)	—	—	—	(3,096)	(8,117)
Noninterest income (2)	30,427	6,569	3,422	1,538	13,744	55,700
Noninterest expense (3)	(60,132)	(2,061)	(5,675)	(7,898)	(4,946)	(80,712)
Impairment of goodwill	—	—	(17,204)	—	—	(17,204)
Minority interest in net income of consolidated affiliates	—	—	—	—	(5,825)	(5,825)

Income (loss) before income tax expense (4)	$52,139	$4,752	$(19,258)	$(831)	$1,616	$38,418

Total average loans	$2,953,644	$—	$—	$425,465	$47,578	3,426,687
Total average assets (5)	4,168,190	277,489	58,661	527,689	901,958	5,933,987
Total average deposits	3,621,377	—	—	213,110	16,523	3,851,010
Goodwill at June 30, 2007	$—	$—	$—	$4,092	$—	$4,092
Three months ended June 30, 2006
Net interest income	$75,148	$375	$166	$4,832	$5,241	$85,762
Provision for loan losses (1)	(2,677)	—	—	—	(1,925)	(4,602)
Noninterest income (2)	26,832	5,392	2,772	501	5,481	40,978
Noninterest expense (3)	(60,427)	(2,274)	(5,379)	(4,303)	(2,821)	(75,204)
Impairment of goodwill	—	—	(18,434)	—	—	(18,434)
Minority interest in net income of consolidated affiliates	—	—	—	—	(5,814)	(5,814)

Income (loss) before income tax expense (4)	$38,876	$3,493	$(20,875)	$1,030	$162	$22,686

Total average loans	$2,355,321	$—	$—	$341,521	$34,035	$2,730,877
Total average assets (5)	4,243,006	208,750	70,218	449,253	325,233	5,296,460
Total average deposits	3,742,212	—	—	206,649	15,808	3,964,669
Goodwill at June 30, 2006	$—	$—	$17,204	$—	$—	$17,204
Six months ended June 30, 2007
Net interest income	$171,322	$365	$399	$11,014	$4,840	$187,940
Provision for loan losses (1)	(7,005)	—	—	(100)	(605)	(7,710)
Noninterest income (2)	60,438	11,337	6,345	2,584	22,457	103,161
Noninterest expense (3)	(124,647)	(6,443)	(9,264)	(15,059)	(7,416)	(162,829)
Impairment of goodwill	—	—	(17,204)	—	—	(17,204)
Minority interest in net income of consolidated affiliates	—	—	—	—	(16,181)	(16,181)

Income (loss) before income tax expense (4)	$100,108	$5,259	$(19,724)	$(1,561)	$3,095	$87,177

Total average loans	$2,878,821	$—	$—	$424,886	$38,857	$3,342,564
Total average assets (5)	4,169,088	260,582	60,400	523,314	815,429	5,828,813
Total average deposits	3,623,985	—	—	211,017	16,011	3,851,013
Goodwill at June 30, 2007	$—	$—	$—	$4,092	$—	$4,092
Six months ended June 30, 2006
Net interest income	$147,050	$440	$279	$8,790	$13,082	$169,641
(Provision for) recovery of loan losses (1)	(2,107)	—	—	1,090	(1,111)	(2,128)
Noninterest income (2)	48,349	5,827	5,210	1,431	3,562	64,379
Noninterest expense (3)	(109,186)	(4,354)	(10,784)	(9,952)	(11,616)	(145,892)
Impairment of goodwill	—	—	(18,434)	—	—	(18,434)
Minority interest in net income of consolidated affiliates	—	—	—	—	(6,058)	(6,058)

Income (loss) before income tax expense (4)	$84,106	$1,913	$(23,729)	$1,359	$(2,141)	$61,508

Total average loans	$2,332,493	$—	$—	$334,522	$30,334	$2,697,349
Total average assets (5)	4,319,427	195,253	73,246	420,290	272,533	5,280,749
Total average deposits	3,803,063	—	—	183,415	26,399	4,012,877
Goodwill at June 30, 2006	$—	$—	$17,204	$—	$—	$17,204

(1)	For segment reporting purposes, we report net charge-offs as the provision for or recovery of loan losses. Thus, the Reconciling Items column includes $3.1 million and $1.9 million of net charge-offs for the three months ended June 30, 2007 and 2006, respectively, and $0.6 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively, which represents the difference between net charge-offs and the provision for loan losses.
(2)	Noninterest income presented in the Commercial Banking segment includes warrant income of $4.0 million and $3.5 million for the three months ended June 30, 2007 and 2006, respectively and $7.8 million and $3.8 million for the six months ended June 30, 2007 and 2006, respectively.
(3)	The Commercial Banking segment includes direct depreciation and amortization of $0.9 million and $0.8 million for the three months ended June 30, 2007 and 2006, respectively and $1.7 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively.
(4)	The internal reporting model used by management to assess segment performance does not calculate tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.
(5)	Total Average Assets equals the greater of total loans or the sum of total deposits and total stockholders’ equity for each segment.

13.	Obligations Under Guarantees

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, credit card guarantees and commitments to invest in private equity funds. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $4.1 billion at each of June 30, 2007 and December 31, 2006, respectively. Out of these available commitment balances, fixed interest rate commitments were $450.0 million and $611.7 million at June 30, 2007 and December 31, 2006, respectively. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.8 billion and $0.6 billion at June 30, 2007 and December 31, 2006, respectively. Additionally, at June 30, 2007 and December 31, 2006, we had an aggregate maximum lending limit of $497.6 million and $468.1 million, respectively, related to our accounts receivable factoring arrangements. We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at June 30, 2007. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$594,555	$32,738	$627,293	$627,293
Performance standby letters of credit	22,437	6,384	28,821	28,821
Commercial letters of credit	14,579	—	14,579	14,579

Total	$631,571	$39,122	$670,693	$670,693

At June 30, 2007 and December 31, 2006, deferred fees related to financial and performance standby letters of credit were $3.5 million and $3.9 million, respectively. At June 30, 2007, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credits was $269.9 million.

Credit Card Guarantees

The total amount of credit card guarantees was $76.4 million at June 30, 2007. It is not considered probable that material losses would be incurred by the Bank as a result of these arrangements. Credit card fees totaled $1.6 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively, and $2.8 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively.

Commitments to Invest in Private Equity Funds

The following table details our total capital commitments and our unfunded commitments at June 30, 2007.

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	1,200	1,050	5.1
SVB Strategic Investors Fund, LP	15,300	3,213	12.6
SVB Strategic Investors Fund II, LP	15,000	9,300	8.6
SVB Strategic Investors Fund III, LP	15,000	12,750	5.9
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	12,750	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	3,800	9.3
SVB India Capital Partners I, LP	7,500	6,000	13.9
Other Fund Investments (3)	138,016	79,792	—%

Total	$258,016	$139,065

(1)	Includes 1.3% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Includes 4.8% direct ownership in Gold Hill Venture Lending 03, LP and its parallel funds. In addition, includes 4.5% indirect ownership interest through Gold Hill Venture Lending Partners, 03, LLC.
(3)	Represents commitments to 310 private equity funds where our ownership interest is less than 5%.

14.	Income Taxes

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

We recognize interest and penalties related to unrecognized tax benefits as a component of operating expenses. Total accrued interest and penalties at January 1, 2007 were immaterial. At June 30, 2007, our unrecognized tax benefits increased by $0.1 million to $1.1 million, the recognition of which would have an effect of $1.1 million on the effective tax rate. Total accrued interest and penalties at June 30, 2007 was $0.1 million.

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

15.	Related Party Transactions

In January 2007, SVB Financial increased the revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”) and its affiliated funds, from a total commitment amount of $40.0 million to $75.0 million. Contemporaneously with the increase, SVB Financial syndicated $35.0 million, or 46.667% of the total facility, to another lender. SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The highest outstanding balance under the facility for the six months ended June 30, 2007 was $42.0 million.

In May 2007, SVB Business Partners (Shanghai) Co., Ltd., a wholly-owned subsidiary of SVB Financial (“SVB Shanghai”), amended its agreement with New Enterprise Associates (Beijing), Ltd. (“NEA Beijing”), under which SVB Shanghai provides business consulting services, to increase its annual services fees to $87,000. The original agreement was entered into in October 2006 for a three year term. NEA Beijing is a wholly-owned subsidiary of NEA Management Company, LLC, a company in which Richard Kramlich, a director of SVB Financial, has an ownership interest.

In June 2007, Mr. Felda Hardymon, a director of SVB Financial, invested $0.5 million in SVB Capital Partners II, L.P., a fund in the current amount of $90.3 million that invests in privately held companies (“SCPII”). SCPII is managed by its general partner, a wholly-owned subsidiary of SVB Financial, which holds a minority interest in the fund. Additionally in June 2007, Mr. Jim Porter, also a director of SVB Financial, invested $0.2 million in SVB India Capital Partners I, L.P. (“SICP”), a $53.9 million fund which primarily invests in privately-held companies in India. SICP is managed by its general partner, a wholly-owned subsidiary of SVB Financial, which holds a minority interest in the fund.

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

17.	Subsequent Events

Stock Repurchase Program

On July 26, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $250.0 million of our common stock. This program expires on July 31, 2008 and replaces all share repurchase programs. We may, at our discretion, exercise this additional repurchase authority any time on or before July 31, 2008 in the open market, through block trades, through an accelerated stock repurchase program or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, we may begin or suspend repurchases at any time prior to the termination of the repurchase program on July 31, 2008, without any prior notice.

For the period July 1, 2007 through August 1, 2007, we repurchased under a non-discretionary automatic repurchase plan 172,500 shares of our common stock at a total cost of $9.2 million. As of close of business, August 1, 2007, $247.5 million of our common shares may still be repurchased under our current common stock repurchase program.

SVB Alliant

In July 2007, we reached a decision to cease operations at SVB Alliant. We will bring SVB Alliant’s activities to an orderly close following notification of and coordination with its clients and subject to compliance with regulatory and legal requirements. The decision affects SVB Alliant and SVB Alliant Europe Limited. We are working with SVB Alliant’s managing director team to finalize client arrangements and will make an assessment of costs related to employment matters and other activities necessary to conclude the unit’s business operations. We are currently not able in good faith to make a determination of the estimates or range of estimates with respect to the cessation of operations of SVB Alliant. We expect costs associated with concluding SVB Alliant’s business operations to occur primarily in the third quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements; Reclassifications

This Quarterly Report on Form 10-Q, including in particular Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations below, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, but are not limited to, the following:

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

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

•	Sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and impact to earnings from a change in interest rates

•	Realization, timing and performance of equity or other investments

•	Management of our liquidity position

•	Development of our later-stage corporate technology lending efforts

•	Growth in loan balances

•	Credit quality of our loan portfolio

•	Levels of nonperforming loans

•	Capital and liquidity provided by funds generated through retained earnings

•	Activities for which capital will be required

•	Ability to expand on opportunities to increase our liquidity

•	Use of excess capital

•	Volatility of performance of our investment portfolio

•	Impact of our tax obligations and positions

•	Profitability of our products and services

•	Venture capital and private equity funding levels

•	Strategic initiatives

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see Part II. Item 1A. Risk Factors below. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this report. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and accompanying notes as presented in Part I Item 1 of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”).

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

For more than 20 years, we have been dedicated to helping entrepreneurs succeed, especially in the technology, life science, private equity and premium wine industries. We provide our clients with a diversity of products and services to support them throughout their life cycles, regardless of their size or stage of maturity. We offer a range of financial services that generate three distinct primary sources of income: interest rate differentials, fee-based services and investments in private equity funds and other securities.

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

Fee-based services also generate income for our business. We market a full range of financial services to all of our commercial and private equity firm clients. In addition to commercial banking and private client services, we offer through our various subsidiaries fee-based investment advisory, asset management, global consulting and valuation services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

We also generate income from other sources. We seek to obtain returns through investments in private equity funds. As of June 30, 2007, we managed six limited partnerships: three private equity funds that invest directly in privately held companies and three funds that invest in other private equity funds. Additionally, as part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of warrants in certain client companies.

We have four operating segments in which we report our financial information: Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services.

SVB Alliant

In July 2007, we reached a decision to cease operations at SVB Alliant. We will bring SVB Alliant’s activities to an orderly close following notification of and coordination with its clients and subject to compliance with regulatory and legal requirements. The decision affects SVB Alliant and SVB Alliant Europe Limited. We are working with SVB Alliant’s managing director team to finalize client arrangements and will make an assessment of costs related to employment matters and other activities necessary to conclude the unit’s business operations. We are currently not able in good faith to make a determination of the estimates or range of estimates with respect to the cessation of operations of SVB Alliant. We expect costs associated with concluding SVB Alliant’s business operations to occur primarily in the third quarter of 2007.

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

There have been no significant changes during the six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Form 10-K.

Recent Accounting Pronouncements

Please refer to the discussion of our recent accounting pronouncements in Note 2 of the Notes to Interim Consolidated Financial Statements (unaudited) in Part I, Item 1, above.

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

Net Interest Income (Fully Taxable-Equivalent Basis)

Net interest income was $94.9 million for the three months ended June 30, 2007, an increase of $8.7 million or 10.1 percent, compared to $86.2 million for the comparable 2006 period. The increase in net interest income was primarily due to an $18.8 million increase in income from our loan portfolio, partially offset by a $4.2 million decrease in interest income from our investment securities portfolio and an increase in interest expense of $7.8 million.

The increase in interest income from our loan portfolio is primarily related to growth in our loan portfolio. Average loans outstanding for the three months ended June 30, 2007 totaled $3.43 billion, compared to $2.73 billion for the comparable 2006 period. The increase in average loans outstanding of $695.8 million was driven by our commercial loan portfolio, which increased by $592.2 million as a result of our focus on serving later-staged clients, loan growth increases from all core industry segments, with particularly strong growth in loans to private equity firms for capital calls, as well as improvements in economic activity in the markets served by us. The average yield on our loan portfolio was 10.42 percent for the three months ended June 30, 2007, compared to 10.31 percent for the comparable 2006 period.

The decrease in interest income from our investment securities portfolio reflects lower levels of investment securities due to scheduled maturities and prepayments. Average investment securities were $1.39 billion for the three months ended June 30, 2007, a decrease of $389.4 million or 21.9 percent, from $1.78 billion for the comparable 2006 period.

The increase in interest expense is primarily related to increases in short-term borrowings and long-term debt. Average short-term borrowings increased by $100.7 million to $415.1 million for the three months ended June 30, 2007, compared to $314.4 million for the comparable 2006 period, and average long-term debt increased by $403.0 million to $602.2 million for the three months ended June 30, 2007, compared to $199.2 million for the comparable 2006 period. In May 2007, we issued $250.0 million in senior notes due in 2012 with a fixed coupon of 5.70%, and $250.0 million in subordinated notes due in 2017 with a fixed coupon of 6.05% (the “Notes”). Both debt issuances were swapped to a floating rate for interest rate risk management purposes. The increases in average short-term borrowings and long-term debt were used to fund the growth of our loan portfolio.

Net interest income was $188.6 million for the six months ended June 30, 2007, an increase of $18.1 million or 10.6 percent, compared to $170.5 million for the comparable 2006 period. The increase in net interest income was primarily due to an increase of $37.9 million, primarily related to growth in our loan portfolio, the effect of increases in our base prime lending rate, which increased to 8.25 percent for the six months ended June 30, 2007, compared to 7.65 percent for the comparable 2006 period, as well as a $1.3 million increase of fee income, which resulted from loan prepayments recorded in the first quarter of 2007. This increase was partially offset by a decrease of $8.6 million in interest income from our investment securities portfolio due to scheduled maturities and prepayments and the sale of $119.1 million of securities in the second quarter of 2006, as well as an increase of $14.9 million in interest expense primarily from short-term borrowings and long-term debt.

Net Interest Margin (Fully Taxable-Equivalent Basis)

Net interest margin was 7.39 percent for the three months ended June 30, 2007, compared to 7.30 percent for the comparable 2006 period. The increase in net interest margin was largely due to growth in our loan portfolio, as well as increases in yield of our loan portfolio driven by increases in short-term interest rates, partially offset by increases in the balances outstanding of our short-term borrowings and long-term debt used to fund the growth of our loan portfolio.

Net interest margin was 7.48 percent for the six months ended June 30, 2007, compared to 7.28 percent for the comparable 2006 period. The increase in net interest margin was largely due to growth and increases in yield of our loan portfolio and increased fee income due to loan prepayments, partially offset by increases in the balances outstanding of our short-term borrowings and long-term debt used to fund the growth of our loan portfolio.

Average Balances, Yields and Rates Paid (Fully Taxable-Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following table sets forth average assets, liabilities, minority interest and stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2007 and 2006, respectively.

Average Balances, Rates and Yields Three Months Ended June 30, 2007 and 2006

	Three months ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities (1)	$335,248	$4,341	5.19%	$225,294	$2,530	4.50%
Investment securities:
Taxable	1,341,339	15,782	4.72	1,709,396	19,600	4.60
Non-taxable (2)	49,410	857	6.96	70,778	1,202	6.81
Loans:
Commercial	2,889,025	78,933	10.96	2,296,860	62,037	10.83
Real estate construction and term	238,967	4,024	6.75	181,012	3,069	6.80
Consumer and other	298,695	6,094	8.18	253,005	5,113	8.11

Total loans, net of unearned income	3,426,687	89,051	10.42	2,730,877	70,219	10.31

Total interest-earning assets	5,152,684	110,031	8.57	4,736,345	93,551	7.92

Cash and due from banks	267,797			236,714
Allowance for loan losses	(40,136)			(37,149)
Goodwill	21,107			35,435
Other assets (3)	532,535			325,115

Total assets	$5,933,987			$5,296,460

Funding sources:
Interest-bearing liabilities:
NOW deposits	$40,494	$40	0.40%	$38,749	$43	0.45%
Regular money market deposits	167,893	507	1.21	211,356	462	0.88
Bonus money market deposits	487,826	1,204	0.99	593,297	1,299	0.88
Time deposits	326,557	817	1.00	321,778	532	0.66

Total interest-bearing deposits	1,022,770	2,568	1.01	1,165,180	2,336	0.80
Short-term borrowings	415,093	5,561	5.37	314,431	3,987	5.09
Senior and subordinated notes	249,608	3,845	6.18	—	—	—
Contingently convertible debt	148,792	240	0.65	147,895	233	0.63
Junior subordinated debentures	51,173	874	6.85	49,498	797	6.46
Other long-term debt	152,669	2,067	5.43	1,788	15	3.36

Total interest-bearing liabilities	2,040,105	15,155	2.98	1,678,792	7,368	1.76
Portion of noninterest-bearing funding sources	3,112,579			3,057,553

Total funding sources	5,152,684	15,155	1.18	4,736,345	7,368	0.62

Noninterest-bearing funding sources:
Demand deposits	2,828,240			2,799,489
Other liabilities	193,279			95,068
Minority interest in capital of consolidated affiliates	200,815			138,864
Stockholders’ equity	671,548			584,247
Portion used to fund interest-earning assets	(3,112,579)			(3,057,553)

Total liabilities, minority interest, and stockholders’ equity	$5,933,987			$5,296,460

Net interest income and margin		$94,876	7.39%		$86,183	7.30%

Total deposits	$3,851,010			$3,964,669

(1)	Includes average interest-bearing deposits in other financial institutions of $50.9 million and $32.3 million for the three months ended June 30, 2007 and 2006, respectively.
(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent. The tax equivalent adjustments were $0.3 million and $0.4 million for the three months ended June 30, 2007 and 2006, respectively.
(3)	Average equity investments of $237.7 million and $129.5 million for the three months ended June 30, 2007 and 2006, respectively, were classified as Other Assets as they were noninterest-earning assets.

Average Balances, Rates and Yields Six Months Ended June 30, 2007 and 2006

	Six months ended June 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities (1)	$314,526	$8,175	5.24%	$211,643	$4,570	4.35%
Investment securities:
Taxable	1,372,996	32,075	4.71	1,744,578	39,994	4.62
Non-taxable (2)	51,702	1,791	6.99	72,693	2,468	6.85
Loans:
Commercial	2,810,384	154,254	11.07	2,269,060	120,601	10.72
Real estate construction and term	234,534	7,847	6.75	177,874	6,009	6.81
Consumer and other	297,646	12,182	8.25	250,415	9,757	7.86

Total loans, net of unearned income	3,342,564	174,283	10.51	2,697,349	136,367	10.19

Total interest-earning assets	5,081,788	216,324	8.58	4,726,263	183,399	7.83

Cash and due from banks	272,386			241,607
Allowance for loan losses	(41,864)			(37,590)
Goodwill	21,201			35,536
Other assets (3)	495,302			314,933

Total assets	$5,828,813			$5,280,749

Funding sources:
Interest-bearing liabilities:
NOW deposits	$38,893	$76	0.39%	$40,279	$84	0.42%
Regular money market deposits	167,933	901	1.08	247,195	997	0.81
Bonus money market deposits	501,419	2,265	0.91	606,473	2,537	0.84
Time deposits	319,640	1,514	0.96	317,856	1,043	0.66

Total interest-bearing deposits	1,027,885	4,756	0.93	1,211,803	4,661	0.78
Short-term borrowings	481,592	12,855	5.38	253,699	6,230	4.95
Senior and subordinated notes	130,716	3,845	5.93	—	—	—
Contingently convertible debt	148,676	478	0.65	147,800	465	0.63
Junior subordinated debentures	51,165	1,710	6.74	49,842	1,517	6.14
Other long-term debt	152,669	4,113	5.43	967	21	4.38

Total interest-bearing liabilities	1,992,703	27,757	2.81	1,664,111	12,894	1.56
Portion of noninterest-bearing funding sources	3,089,085			3,062,152

Total funding sources	5,081,788	27,757	1.10	4,726,263	12,894	0.55

Noninterest-bearing funding sources:
Demand deposits	2,823,128			2,801,074
Other liabilities	167,592			107,202
Minority interest in capital of consolidated affiliates	186,130			129,886
Stockholders’ equity	659,260			578,476
Portion used to fund interest-earning assets	(3,089,085)			(3,062,152)

Total liabilities, minority interest, and stockholders’ equity	$5,828,813			$5,280,749

Net interest income and margin		$188,567	7.48%		$170,505	7.28%

Total deposits	$3,851,013			$4,012,877

(1)	Includes average interest-bearing deposits in other financial institutions of $46.4 million and $30.0 million for the six months ended June 30, 2007 and 2006, respectively.
(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent. The tax equivalent adjustments were $0.6 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively.
(3)	Average equity investments of $224.4 million and $128.6 million for the six months ended June 30, 2007 and 2006, respectively, were classified as Other Assets as they were noninterest-earning assets.

Analysis of Interest Changes Due to Volume and Rate (Fully Taxable-Equivalent Basis)

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change”. The following table sets forth changes in interest income for each major category of interest-earning assets and interest expense for each major category of interest-bearing liabilities. The table also reflects the amount of simultaneous changes attributable to both volume and rate changes for the periods indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.

	2007 Compared to 2006			2007 Compared to 2006
	Three Months Ended June 30, Increase (Decrease) Due to Change in			Six Months Ended June 30, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	$1,379	$432	$1,811	$2,540	$1,065	$3,605
Investment securities (Taxable)	(4,319)	501	(3,818)	(8,667)	748	(7,919)
Investment securities (Non-Taxable)	(370)	25	(345)	(729)	52	(677)
Loans	18,075	757	18,832	33,523	4,393	37,916

Increase in interest income, net	14,765	1,715	16,480	26,667	6,258	32,925

Interest expense:
NOW deposits	2	(5)	(3)	(2)	(6)	(8)
Regular money market deposits	(107)	152	45	(372)	276	(96)
Bonus money market deposits	(248)	153	(95)	(464)	192	(272)
Time deposits	8	277	285	6	465	471
Short-term borrowings	1,338	236	1,574	6,040	585	6,625
Senior and subordinated notes	3,845	—	3,845	3,845	—	3,845
Contingently convertible debt	1	6	7	3	10	13
Junior subordinated debentures	28	49	77	41	152	193
Other long-term debt	2,037	15	2,052	4,092	—	4,092

Increase in interest expense, net	6,904	883	7,787	13,189	1,674	14,863

Increase in net interest income	$7,861	$832	$8,693	$13,478	$4,584	$18,062

Provision for Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans.

We recorded a provision for loan losses of $8.1 million and $7.7 million for the three and six months ended June 30, 2007, respectively, compared to $4.6 million and $2.1 million for the comparable 2006 periods. The provision of $8.1 million for the three months ended June 30, 2007 resulted from gross loan charge-offs of $6.3 million; and an increase in the provision of $3.0 million related to growth in our loan portfolio. These increases were partially offset by $1.2 million realized in loan recoveries. Our credit quality remains strong as we continue to experience historically low losses in our loan portfolio.

We realized net charge-offs of $5.1 million and $7.1 million for the three and six months ended June 30, 2007, respectively, compared to $2.7 million and $1.0 million for the comparable 2006 periods. Nonperforming loans were 0.32 percent of total gross loans at June 30, 2007, compared to 0.25 percent at June 30, 2006.

Noninterest Income

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Gains on investment securities, net	$13,641	$900	—%	$25,892	$839	—%
Client investment fees	12,652	10,972	15.3	24,686	20,609	19.8
Foreign exchange fees	5,805	5,100	13.8	11,064	10,312	7.3
Deposit service charges	3,567	2,310	54.4	6,778	4,488	51.0
Gains on derivative instruments, net	4,751	10,807	(56.0)	6,724	7,822	(14.0)
Corporate finance fees	3,487	2,775	25.7	6,402	5,213	22.8
Letter of credit and standby letter of credit income	2,761	2,642	4.5	5,692	4,992	14.0
Other	9,036	5,472	65.1	15,923	10,104	57.6

Total noninterest income	$55,700	$40,978	35.9%	$103,161	$64,379	60.2%

Gains on Investment Securities, Net

Gains on investment securities, net was $13.6 million for the three months ended June 30, 2007, compared to $0.9 million for the comparable 2006 period. Net gains on investment securities of $13.6 million in the second quarter of 2007 were mainly attributable to net increases of $12.1 million in the fair value of two investments from one of our sponsored debt funds, which are subject to sale restrictions, or lock-up, until the fourth quarter of 2007. Of the $12.1 million in gains, $6.0 million was attributable to minority interests, and these amounts are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net Income of Consolidated Affiliates”.

Gains on investment securities, net was $25.9 million for the six months ended June 30, 2007, compared to $0.8 million for the comparable 2006 period. Net gains on investment securities of $25.9 million for the six months ended June 30, 2007 were mainly attributable to net gains of $12.6 million from one of our sponsored debt funds and net gains of $11.8 million from two of our managed funds of funds, primarily related to net increases in the fair values of fund investments. Of the $24.4 million gain from these three consolidated funds, $17.2 million were attributable to minority interests, and these amounts are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net Income of Consolidated Affiliates”.

At June 30, 2007, we held investments, either directly or through our managed investment funds, in 375 private equity funds, 54 companies and three venture debt funds.

Client Investment Fees

Client investment fees were $12.7 million and $24.7 million for the three and six months ended June 30, 2007, respectively, compared to $11.0 million and $20.6 million for the comparable 2006 periods. The increase in client investment fees was attributable to the growth in average client investment funds. The following table summarizes average client investment funds at June 30, 2007 and 2006.

	June 30,
(Dollars in millions)	2007	2006
Average client investment funds:
Client directed investment assets (1)	$12,252	$10,774
Client investment assets under management	5,476	4,252
Sweep money market funds	2,330	2,226

Total average client investment funds (2)	$20,058	$17,252

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client funds invested through SVB Financial Group are maintained at third party financial institutions.

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency exchange on behalf of our clients. Foreign exchange fees were $5.8 million and $11.1 million for the three and six months ended June 30 2007, compared to $5.1 million and $10.3 million for the comparable 2006 periods. The increase was primarily due to increases in volumes and higher notional values of international trades by our clients. Foreign exchange fees were previously presented as a component of gains on derivative instruments, net, within noninterest income in the consolidated statements of income.

Deposit Service Charges

Deposit service charges were $3.6 million and $6.8 million for the three and six months ended June 30, 2007, compared to $2.3 million and $4.5 million for the comparable 2006 periods. The increases were attributable to an increase in fee rates and volumes of transactions.

Gains on Derivative Instruments, Net

Gains on derivative instruments, net, were $4.8 million for the three months ended June 30, 2007, compared to $10.8 million for the comparable 2006 period. The decrease of $6.0 million was primarily due to unfavorable changes related to equity warrant assets and losses from foreign exchange forwards used to reduce our exposure to foreign currency denominated loans, offset by favorable changes in the fair value hedge agreement for our junior subordinated debentures.

Gains on derivative instruments, net, were $6.7 million for the six months ended June 30, 2007, compared to $7.8 million for the comparable 2006 period. The decrease of $1.1 million was primarily due to unfavorable changes related to equity warrant assets, offset by favorable changes in the fair value hedge agreement for our junior subordinated debentures.

A summary of gains on derivative instruments, net, for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
(Losses) gains on foreign exchange forwards, net (1)	$(421)	$1,019	(141.3)%	$471	$579	(18.7)%
Change in fair value of interest rate swap (2)	598	(1,586)	(137.7)	257	(4,457)	(105.8)
Equity warrant assets:
Gains on exercise, net	883	3,180	(72.2)	3,866	3,748	3.1
Change in fair value (3):
Cancellations and expirations	(720)	(722)	(0.3)	(1,467)	(1,476)	(0.6)
Other changes in fair value	4,411	8,916	(50.5)	3,597	9,428	(61.8)

Total net gains on equity warrant assets (4)	4,574	11,374	(59.8)	5,996	11,700	(48.8)

Total gains on derivative instruments, net	$4,751	$10,807	(56.0)%	$6,724	$7,822	(14.0)%

(1)	Represents the change in the fair value of foreign exchange forward contracts executed on behalf of clients and contracts with correspondent banks to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income.
(2)	For the three and six months ended June 30, 2007 and 2006, the amount represents the change in the fair value hedge implemented in April 2006. Prior to the fair value hedge implemented in April 2006, the amount represents the cumulative change in market value of the interest rate swap prior to its designation as a fair value hedge. Please refer to the discussion of our interest rate swap agreement related to our junior subordinated debentures in Note 10 of the Notes to Interim Consolidated Financial Statements (unaudited) in Part I, Item 1.
(3)	At June 30, 2007, we held warrants in 1,202 companies, compared to 1,288 companies at June 30, 2006.
(4)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to minority interests are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net Income of Consolidated Affiliates”.

The change in the fair value of equity warrant assets was primarily attributable to changes in the value of the underlying assumptions used to value the equity warrant assets including changes in the risk-free interest rate, changes in the underlying value of the client companies’ stock, changes in the volatility of market-comparable public companies and changes in the expected life. The methodology used to calculate the fair value of equity warrant assets has been applied consistently.

Other Income

Other income was $9.0 million for the three months ended June 30, 2007, compared to $5.5 million for the comparable 2006 period. Other income largely consisted of fund management fees, credit card fees, service-based fee income associated with our valuation services and unused commitment fees. The increase of $3.5 million primarily relates to an increase in fund management fees of $1.8 million related to fund closings during the second quarter of 2007, a $0.6 million increase in income primarily related to activities of eProsper, a company in which we acquired a 65% ownership stake during the third quarter of 2006, and a $0.4 million increase in credit card fees. Fund management fees totaled $2.8 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively.

Other income was $15.9 million for the six months ended June 30, 2007, compared to $10.1 million for the comparable 2006 period. The increase of $5.8 million primarily relates to an increase in fund management fees of $3.1 million, a $1.1 million increase in income primarily related to activities of eProsper, and a $0.8 million increase in income related to our subsidiary, SVB Analytics, which commenced operations during the second quarter of 2006. Fund management fees totaled $4.7 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively.

Noninterest Expense

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Compensation and benefits	$51,957	$48,675	6.7%	$105,317	$93,196	13.0%
Impairment of goodwill	17,204	18,434	(6.7)	17,204	18,434	(6.7)
Professional services	6,676	10,074	(33.7)	15,826	18,429	(14.1)
Net occupancy	6,285	4,298	46.2	11,089	8,503	30.4
Furniture and equipment	5,111	3,671	39.2	10,253	7,375	39.0
Business development and travel	3,403	2,987	13.9	6,318	5,741	10.1
Correspondent bank fees	1,311	1,452	(9.7)	2,860	2,582	10.8
Telephone	1,423	880	61.7	2,856	1,787	59.8
Data processing services	858	861	(0.3)	1,886	1,989	(5.2)
Reduction of provision for unfunded credit commitments	(696)	(3,325)	(79.1)	(1,805)	(3,821)	(52.8)
Other	4,384	5,631	(22.1)	8,229	10,111	(18.6)

Total noninterest expense	$97,916	$93,638	4.6%	$180,033	$164,326	9.6%

Compensation and Benefits

Compensation and benefits expense was $52.0 million for the three months ended June 30, 2007, compared to $48.7 million for the comparable 2006 period. The increase of $3.3 million was largely due to increases in average full-time equivalent (“FTE”) employees and higher rates of employee salaries and wages, partially offset by a decrease in share-based payment expense. Average FTE employees for the three months ended June 30, 2007 was 1,158, compared to 1,053 for the three months ended June 30, 2006.

Compensation and benefits expense was $105.3 million for the six months ended June 30, 2007, compared to $93.2 million for the comparable 2006 period. The increase of $12.1 million was largely due to an increase in contributions to our incentive compensation plan, as well as increases in FTE employees and higher rates of employee salaries and wages. These increases were offset by a decrease in share-based payment expense due to a decrease in stock option grants.

Incentive compensation plan expense was $11.4 million and $21.0 million for the three and six months ended June 30, 2007, respectively, compared to $9.0 million and $14.0 million for comparable 2006 periods. Average FTE employees for the six months ended June 30, 2007 was 1,158, compared to 1,042 for the six months ended June 30, 2006.

Impairment of Goodwill

In connection with our annual assessment of goodwill of SVB Alliant in the second quarter of 2007 and 2006, we recognized impairment charges of $17.2 million and $18.4 million, respectively, due to impairment of goodwill. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance.

Professional Services

Professional services expense was $6.7 million and $15.8 million for the three and six months ended June 30, 2007, compared to $10.1 million and $18.4 million for the comparable 2006 periods. Professional services include consulting, legal, audit and other fees. Also included in professional services expense is management fees paid by our managed funds to the general partners at SVB Capital for funds management. The decrease in professional services was largely due to decreases in consulting costs and audit related fees. We incurred higher consulting costs in the three months ended June 30, 2006 as part of our efforts to enhance and maintain compliance with various regulations as well as expenses associated with certain Information Technology (“IT”) projects. We incurred higher audit related fees in the three months ended June 30, 2006 associated with the commitment of resources to enhance and audit internal controls to accomplish and adhere to the provision of the Sarbanes-Oxley Act of 2002 and the independent audit of our internal controls.

Net Occupancy

Net occupancy expense was $6.3 million for the three months ended June 30, 2007, compared to $4.3 million for the comparable 2006 period. The increase of $2.0 million was primarily due to lease exit costs of $1.7 million as we exited three domestic offices in a move to improve synergy and efficiency across business units.

Net occupancy expense was $11.1 million for the six months ended June 30, 2007, compared to $8.5 million for the comparable 2006 period. The increase of $2.6 million was primarily due to lease exit costs, as well as expenses associated with our facility in Salt Lake City, which opened during the second quarter of 2006.

Furniture and Equipment

Furniture and equipment expense was $5.1 million and $10.3 million for the three and six months ended June 30, 2007, compared to $3.7 million and $7.4 million for the comparable 2006 periods. The increase in furniture and equipment expense was primarily related to the expenses associated with our facility in Salt Lake City and office relocations.

Reduction of Provision for Unfunded Credit Commitments

We calculate the reduction of provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a reduction of $0.7 million and $1.8 million to the liability for unfunded credit commitments for the three and six months ended June 30, 2007, respectively, compared to a reduction of $3.3 million and $3.8 million for the comparable 2006 periods.

Other Expense

Other expense was $4.4 million and $8.2 million for the three and six months ended June 30, 2007, respectively, compared to $5.6 million and $10.1 million for the comparable 2006 periods. The decrease in other expense is primarily related to a $1.8 million charge recorded during the three months ended June 30, 2006, in connection with the settlement of a litigation matter and a $0.7 million decrease in advertising and promotion expenses. The decreases were offset by a $1.4 million loss recorded during the three months ended June 30, 2007, on the sale of foreclosed property classified as Other Real Estate Owned (“OREO”).

Minority Interest in Net Income of Consolidated Affiliates

Minority interest in the net income of consolidated affiliates is primarily related to the minority interest holders’ portion of investment gains or losses and management fees in our managed funds.

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Net interest income (1)	$268	$684	(60.8)%	$688	$1,253	(45.1)%
Noninterest income (1)	7,310	6,252	16.9	18,566	6,738	175.5
Noninterest expense (1)	(3,269)	(1,122)	191.4	(5,524)	(1,933)	185.8
Carried interest (2)	1,516	—	—	2,451	—	—

Minority interest in net income of consolidated affiliates	$5,825	$5,814	0.2%	$16,181	$6,058	167.1%

(1)	Represents minority interest share in net interest income, non interest income, and non interest expense of consolidated affiliates.
(2)	Represents the preferred allocation of income earned by the General Partner managing one of our consolidated funds.

Minority interest in net income of consolidated affiliates was $5.8 million for both the three months ended June 30, 2007 and the comparable 2006 period. Minority interest in net income of consolidated affiliates of $5.8 million for the second quarter of 2007 was primarily due to noninterest income of $7.3 million, primarily related to investment gains from our consolidated funds, particularly related to our sponsored debt fund, offset by expenses of $3.3 million primarily related to management fees paid by our managed funds to the general partners at SVB Capital for funds management.

Minority interest in net income of consolidated affiliates was $16.2 million for the six months ended June 30, 2007, compared to $6.1 million for the comparable 2006 period. Minority interest in net income of consolidated affiliates of $16.2 million for the six months ended June 30, 2007 was primarily due to noninterest income of $18.6 million, primarily related to investment gains from our consolidated funds, particularly related to investment gains from our sponsored debt fund and from two of our managed funds of funds, offset by expenses of $5.5 million primarily related to management fees paid by our managed funds.

Income Taxes

Our effective tax rate was 40.48 percent for the second quarter ended June 30, 2007, which was comparable to 40.08 percent for the comparable 2006 period.

Our effective tax rate was 41.20 percent for the six months ended June 30, 2007, compared to 42.00 percent for the comparable 2006 period. The decrease in the tax rate was primarily attributable to the tax impact of lower non-deductible share-based payment expenses on the overall pre-tax income.

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

We recognize interest and penalties related to unrecognized tax benefits as a component of operating expenses. Total accrued interest and penalties at January 1, 2007 were immaterial. At June 30, 2007, our unrecognized tax benefits increased by $0.1 million to $1.1 million, the recognition of which would have an effect of $1.1 million on the effective tax rate. Total accrued interest and penalties at June 30, 2007 was $0.1 million.

Operating Segment Results

We have four operating segments in which we report our financial information: Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. In accordance with SFAS No. 131, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in Note 12 of the Notes to Interim Consolidated Financial Statements (unaudited) in Part I, Item 1, above.

Our primary source of revenue is from net interest income. Accordingly, our segments are reported using net interest income, net of funds transfer pricing (“FTP”). FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes. The following is our segment information for the three and six months ended June 30, 2007 and 2006.

Income generated by banking services and financial solutions provided to private equity clients is included under the Commercial Banking segment, rather than the SVB Capital segment as previously reported prior to January 1, 2007. All prior period amounts have been reclassified to conform with current presentations.

Commercial Banking

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Net interest income	$86,865	$75,148	15.6%	$171,322	$147,050	16.5%
Provision for loan losses	(5,021)	(2,677)	87.6	(7,005)	(2,107)	232.5
Noninterest income	30,427	26,832	13.4	60,438	48,349	25.0
Noninterest expense	(60,132)	(60,427)	(0.5)	(124,647)	(109,186)	14.2

Income before income tax expense	$52,139	$38,876	34.1	$100,108	$84,106	19.0

Total average loans	$2,953,644	$2,355,321	25.4	$2,878,821	$2,332,493	23.4
Total average assets	4,168,190	4,243,006	(1.8)	4,169,088	4,319,427	(3.5)
Total average deposits	$3,621,377	$3,742,212	(3.2)%	$3,623,985	$3,803,063	(4.7)%

Income Before Income Tax Expense

Three months ended June 30, 2007 and 2006

Net interest income is the difference between interest earned on loans, net of funds transfer pricing, and interest paid on deposits, net of funds transfer pricing. Net interest income for the three months ended June 30, 2007 was $86.9 million, compared to $75.1 million for the comparable 2006 period. The increase of $11.8 million was driven by the positive impact of $8.5 million driven by higher loan volumes along with an increase of $4.8 million due to higher interest rates, partially offset by lower interest expense of $1.5 million due to lower average deposits.

Net loan loss charge-offs for the three months ended June 30, 2007 were $5.0 million, compared to $2.7 million for the comparable 2006 period.

Noninterest income was $30.4 million for the three months ended June 30, 2007, compared to $26.8 million for the comparable 2006 period. The increase of $3.6 million was primarily driven by a $1.4 million increase in client investment fees, a $1.2 million increase in deposit service charges and a $0.8 million increase in foreign exchange fees.

Noninterest expense was $60.1 million for the three months ended June 30, 2007, compared to $60.4 million for the comparable 2006 period. The decrease of $0.3 million was primarily related to a $4.8 million decrease in allocated expenses, partially offset by a $2.4 million increase in compensation and benefits, a $1.4 million increase in net occupancy expense and a $0.5 million increase in business development expenses. Allocated expenses are noninterest expenses allocated to the business units and include facility costs, general administrative and operational overhead expenses. The decrease in allocated expenses was primarily related to decreases in professional services expense. The increase in direct compensation and benefits expense of $2.4 million is primarily related to a $1.5 million increase in base compensation, a $0.6 million increase in incentive compensation and a $0.4 million increase in compensation cost allocations.

Six months ended June 30, 2007 and 2006

Net interest income for the six months ended June 30, 2007 was $171.3 million, compared to $147.1 million for the comparable 2006 period. The increase of $24.2 million was driven by the positive impact of $15.5 million driven by higher loan volumes along with an increase of $13.2 million due to higher interest rates, partially offset by lower interest expense of $4.5 million due to lower average deposits.

Net loan loss charge-offs for the six months ended June 30, 2007 were $7.0 million, compared to $2.1 million for the comparable 2006 period.

Noninterest income was $60.4 million for the six months ended June 30, 2007, compared to $48.3 million for the comparable 2006 period. The increase of $12.1 million was primarily driven by a $4.1 million increase in client investment fees, higher gains of $4.0 million related to the exercises of equity warrant assets, a $2.0 million increase in deposit service charges, a $1.1 million increase in foreign exchange fees and a $0.6 million increase in letter of credit fees.

Noninterest expense was $124.6 million for the six months ended June 30, 2007, compared to $109.2 million for the comparable 2006 period. The increase of $15.4 million was primarily related to a $7.0 million increase in allocated expenses, a $5.2 million increase in compensation and benefits, a $1.4 million increase in net occupancy expense and a $0.7 million increase in business development expenses. The increase in allocated expenses was primarily related to increases in compensation expense, furniture and equipment expense and net occupancy expense, partially offset by decreases in professional services expense. The increase in direct compensation and benefits expense of $5.2 million is primarily related to a $1.9 million increase in base compensation, a $1.3 million increase in benefits expense, a $1.2 million increase in incentive compensation and a $0.9 million increase in compensation cost allocations.

Financial Condition

Commercial Banking’s average loans were $3.0 billion and $2.9 billion for the three and six months ended June 30, 2007, respectively, compared to $2.4 billion and $2.3 billion for the comparable 2006 periods. The loan products with the largest growth in 2007, compared to 2006, were core commercial loans, which grew by $451.9 million and $413.2 million for the three and six months ended June 30, 2007, respectively, and asset-based lending, which grew by $112.4 million and $102.2 million for the three and six months ended June 30, 2007, respectively. The increase in average loans reflect a favorable funding environment for all core industry segments, with particularly strong growth in loans to private equity firms for capital calls.

Average deposits were $3.6 billion for both the three and six months ended June 30, 2007, compared to $3.7 billion and $3.8 billion for the comparable 2006 periods. The decrease for 2007, compared to 2006, was primarily due to clients seeking higher returns on deposits as a result of increases in short-term market interest rates.

SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Net interest income	$244	$375	(34.9)%	$365	$440	(17.0)%
Noninterest income	6,569	5,392	21.8	11,337	5,827	94.6
Noninterest expense	(2,061)	(2,274)	(9.4)	(6,443)	(4,354)	48.0

Income before income tax expense	$4,752	$3,493	36.0	$5,259	$1,913	174.9

Total average assets	$277,489	$208,750	32.9%	$260,582	$195,253	33.5%

Income Before Income Tax Expense

Three months ended June 30, 2007 and 2006

Noninterest income was $6.6 million for the three months ended June 30, 2007, compared to $5.4 million for the comparable 2006 period. Investment gains or losses related to our managed funds are included in our consolidated noninterest income. Minority interest in the net gains or losses of these consolidated managed funds primarily represent net investment gains or losses and management fees expense attributable to the minority interest holders in these managed funds. The increase of $1.2 million was primarily a result of a $5.5 million increase in net gains on investments, net of minority interest, and a $1.8 million increase in fund management fees related to fund closings during the second quarter of 2007. The increase was partially offset by a $3.4 million decrease in income driven by lower gains related to exercised equity warrant assets, net of minority interest, and a preferred allocation of income of $1.6 million to the general partner managing one of our consolidated funds. The net gains on investments were primarily attributable to net increases in the fair value of two investments from one of our sponsored debt funds. Fund management fees totaled $2.8 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively.

Noninterest expense of $2.1 million for the three months ended June 30, 2007, was comparable to $2.3 million for the three months ended June 30, 2006.

Six months ended June 30, 2007 and 2006

Noninterest income was $11.3 million for the six months ended June 30, 2007, compared to $5.8 million for the comparable 2006 period. The increase of $5.5 million was primarily a result a $7.5 million increase in net gains on investments, net of minority interest and a $3.0 million increase in fund management fees. The increase was partially offset by a $3.1 million decrease in income driven by lower gains related to exercised equity warrant assets, net of minority interest, and a preferred allocation of income of $2.5 million to the general partner managing one of our consolidated funds. The net gains on investments were primarily attributable to net gains from one of our sponsored debt funds and net gains from two of our managed funds of funds, primarily related to net increases in the fair values of fund investments. Fund management fees totaled $4.7 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively.

Noninterest expense was $6.4 million for the six months ended June 30, 2007, compared to $4.4 million for the comparable 2006 period. The increase of $2.0 million was primarily attributable to a $0.9 million increase in compensation costs, specifically incentive compensation, and a $0.9 million increase in direct cost allocations and a $0.5 million increase in professional services expense. The increases were partially offset by a $0.5 million decrease in allocated expenses.

Financial Condition

SVB Capital’s average assets were $277.5 million for the three months ended June 30, 2007, compared to $208.8 million for the comparable 2006 period. The growth in average assets of $68.7 million was due primarily to increased capital contributions in two of our managed funds of funds.

SVB Capital’s average assets were $260.6 million for the six months ended June 30, 2007, compared to $195.3 million for the comparable 2006 period. The growth in average assets of $65.3 million was due primarily to increased capital contributions in two of our managed funds of funds.

SVB Alliant

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Net interest income	$199	$166	19.9%	$399	$279	43.0%
Noninterest income	3,422	2,772	23.4	6,345	5,210	21.8
Noninterest expense	(5,675)	(5,379)	5.5	(9,264)	(10,784)	(14.1)
Impairment of goodwill	(17,204)	(18,434)	(6.7)	(17,204)	(18,434)	(6.7)

Loss before income tax expense	$(19,258)	$(20,875)	(7.7)	$(19,724)	$(23,729)	(16.9)

Total average assets	$58,661	$70,218	(16.5)	$60,400	$73,246	(17.5)
Goodwill	$—	$17,204	(100.0)%	$—	$17,204	(100.0)%

Loss Before Income Tax Expense

Three months ended June 30, 2007 and 2006

Noninterest income was $3.4 million for the three months ended June 30, 2007, compared to $2.8 million for the comparable 2006 period. The increase of $0.6 million was due to increased corporate finance fees.

Noninterest expense was $22.9 million for the three months ended June 30, 2007, compared to $23.8 million for the comparable 2006 period. Noninterest expense included goodwill impairment charges of $17.2 million and $18.4 million for the three months ended June 30, 2007 and 2006, respectively. The decrease of $0.9 million was primarily due to a $1.2 million decrease in goodwill impairment, a $0.3 million decrease in cost allocations, a $0.5 million decrease in business development and travel expense and a $0.1 million decrease in professional services expense. The decreases were partially offset by a $0.8 million increase in compensation and benefits expense. The $0.8 million increase in compensation and benefits expense was related to a $1.1 million increase in incentive compensation, partially offset by a $0.3 million decrease in share-based payments.

Six months ended June 30, 2007 and 2006

Noninterest income was $6.3 million for the six months ended June 30, 2007, compared to $5.2 million for the comparable 2006 period. The increase of $1.1 million was primarily due to higher corporate finance fees.

Noninterest expense was $26.5 million for the six months ended June 30, 2007, compared to $29.2 million for the comparable 2006 period. Noninterest expense included goodwill impairment charges of $17.2 million and $18.4 million for the six months ended June 30, 2007 and 2006, respectively. The decrease of $2.7 million was primarily due to a $1.2 million decrease in impairment of goodwill charges, a $0.5 million decrease in compensation and benefits expense, a $0.3 million decrease in cost allocations, a $0.2 million decrease in business development and travel expense and a $0.2 million decrease in furniture and equipment expense.

Financial Condition

SVB Alliant’s average assets were $58.7 million for the three months ended June 30, 2007, compared to $70.2 million for the comparable 2006 period. The decrease in average assets of $11.5 million was mainly attributable to an $18.4 million decrease related to goodwill impairment incurred during the second quarter of 2006, partially offset by a $3.6 million increase in deferred tax receivables and a $2.8 million increase in cash and cash equivalent balances.

SVB Alliant’s average assets were $60.4 million for the six months ended June 30, 2007, compared to $73.2 million for the comparable 2006 period. The decrease in average assets of $12.8 million was mainly attributable to an $18.4 million decrease related to an impairment of goodwill incurred during the second quarter of 2006, partially offset by a $5.0 million increase in cash and cash equivalent balances.

Other Business Services

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Net interest income	$5,529	$4,832	14.4%	$11,014	$8,790	25.3%
(Provision for) recovery of loan losses	—	—	—	(100)	1,090	(109.2)
Noninterest income	1,538	501	207.0	2,584	1,431	80.6
Noninterest expense	(7,898)	(4,303)	83.5	(15,059)	(9,952)	51.3

(Loss) income before income tax expense	$(831)	$1,030	(180.7)	$(1,561)	$1,359	(214.9)

Total average loans	$425,465	$341,521	24.6	$424,886	$334,522	27.0
Total average assets	527,689	449,253	17.5	523,314	420,290	24.5
Total average deposits	213,110	206,649	3.1	211,017	183,415	15.0
Goodwill	$4,092	$—	—%	$4,092	$—	—%

(Loss) Income Before Income Tax Expense

Three months ended June 30, 2007 and 2006

Net interest income was $5.5 million for the three months ended June 30, 2007, compared to $4.8 million for the comparable 2006 period. The increase of $0.7 million was primarily attributable to higher loan and deposit volumes for SVB Private Client Services and SVB Global clients.

Noninterest income was $1.5 million for the three months ended June 30, 2007, compared to $0.5 million for the comparable 2006 period. The increase of $1.0 million was primarily due to an increase in income from SVB Analytics, which commenced operations during the second quarter of 2006.

Noninterest expense was $7.9 million for the three months ended June 30, 2007, compared to $4.3 million for the comparable 2006 period. The increase of $3.6 million was attributable to a $2.4 million increase in expenses for SVB Global, a $1.0 million increase in expenses for SVB Analytics and a $0.2 million increase in expenses for SVB Private Client Services.

Six months ended June 30, 2007 and 2006

Net interest income was $11.0 million for the six months ended June 30, 2007, compared to $8.8 million for the comparable 2006 period. The increase of $2.2 million was primarily attributable to higher loan and deposit volumes for SVB Private Client Services and SVB Global clients.

Net loan loss charge-offs for the six months ended June 30, 2007 were $0.1 million, compared to a $1.1 million net recovery of loan losses for the comparable 2006 period.

Noninterest income was $2.6 million for the six months ended June 30, 2007, compared to $1.4 million for the comparable 2006 period. The increase of $1.2 million was primarily due to an increase in income from SVB Analytics.

Noninterest expense was $15.1 million for the six months ended June 30, 2007, compared to $10.0 million for the comparable 2006 period. The increase of $5.1 million was attributable to a $3.2 million increase in expenses for SVB Global and a $2.6 million increase in expenses for SVB Analytics. The increase was partially offset by a $0.7 million decrease in expenses for SVB Private Client Services.

Financial Condition

Other Business Segment’s average loans for the three months ended June 30, 2007 were $425.5 million, compared to $341.5 million for the comparable 2006 period. The largest growth in 2007, compared to 2006, were real estate construction, real estate term, and consumer loans, which grew by $68.0 million. Foreign currency denominated loans grew by $20.6 million.

Average deposits for the three months ended June 30, 2007 were $213.1 million, compared to $206.6 million for the comparable 2006 period.

Other Business Segment’s average loans for the six months ended June 30, 2007 were $424.9 million, compared to $334.5 million for the comparable 2006 period. The largest growth in 2007, compared to 2006, were real estate construction, real estate term and consumer loans, which grew by $66.7 million. Foreign currency denominated loans grew by $20.8 million.

Average deposits for the six months ended June 30, 2007 were $211.0 million, compared to $183.4 million for the comparable 2006 period. This increase was primarily attributable to deposit growth from SVB Global clients.

Consolidated Financial Condition – SVB Financial Group and Subsidiaries

Total assets were $6.61 billion at June 30, 2007, an increase of $523.6 million or 8.6 percent, compared to $6.08 billion at December 31, 2006. Average assets for the three and six months ended June 30, 2007 were $5.93 billion and $5.83 billion, respectively, compared to $5.30 billion and $5.28 billion for each of the comparable 2006 periods.

Federal Funds Sold, Securities Purchased Under Agreement to Resell and Other Short-Term Investments

Interest earning deposits, federal funds sold, securities purchased under agreement to resell and other short-term investments were $656.0 million at June 30, 2007, an increase of $416.7 million or 174.1 percent, compared to $239.3 million outstanding at December 31, 2006. The increase was primarily due to higher levels of federal funds sold of $250.0 million and securities purchased under agreement to resell of $98.8 million, as well as an increase of $46.2 million in our portfolio of other short-term investment securities.

Investment Securities

Investment securities were $1.59 billion at June 30, 2007, a decrease of $98.4 million or 5.8 percent, compared to $1.69 billion at December 31, 2006. The decrease was primarily due to scheduled maturities of U.S. agency debentures and U.S. treasury bills and principal prepayments on mortgage-backed securities.

Loans

Loans, net of unearned income were $3.76 billion at June 30, 2007, an increase of $280.0 million or 8.0 percent, compared to $3.48 billion at December 31, 2006. Average loans, net of unearned income for the three and six months ended June 30, 2007 were $3.43 billion and $3.34 billion, respectively, compared to $2.73 billion and $2.70 billion for each of the comparable 2006 periods.

Our gross loans by industry niche at June 30, 2007 and December 31, 2006 were as follows:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Technology	$1,829,182	$1,813,039
Life Science	379,729	357,624
Venture Capital	581,058	446,767
Premium Winery	366,132	381,138
Private Client Service	375,832	350,254
All other sectors	255,978	160,738

Total Gross Loans	$3,787,911	$3,509,560

Credit Quality and the Allowance for Loan Losses

We incurred $6.3 million in gross loan charge-offs and realized $1.2 million in gross loan recoveries during the three months ended June 30, 2007. Both gross loan charge-offs and recoveries for the second quarter ended June 30, 2007 were primarily from technology sector clients. We incurred $10.6 million in gross loan charge-offs and realized $3.5 million in gross loan recoveries during the six months ended June 30, 2007.

Nonperforming assets consist of loans that are past due 90 days or more and are still accruing interest, loans on nonaccrual status, and foreclosed property classified as Other Real Estate Owned (“OREO”). During the second quarter ended June 30, 2007, we sold our OREO property, and recognized a $1.4 million loss on the sale, reflected in other noninterest expense. All nonperforming loans represent impaired loans. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Nonperforming assets:
Loans Past Due 90 Days or More	$1,365	$—
Nonaccrual Loans	10,882	10,977

Total nonperforming loans	12,247	10,977
OREO	—	5,677

Total nonperforming assets	$12,247	$16,654

Nonperforming loans as a percentage of total gross loans	0.32%	0.31%
Nonperforming assets as a percentage of total assets	0.19%	0.27%
Allowance for loan losses	$43,352	$42,747
As a percentage of total gross loans	1.14%	1.22%
As a percentage of nonperforming loans	353.98%	389.42%
Allowance for unfunded credit commitments (1)	$12,848	$14,653

(1)	The “Allowance for unfunded credit commitments” is included as a component of “Other Liabilities”.

Derivatives

Derivative assets are recorded as a component of other assets and other liabilities and were comprised of the following at June 30, 2007 and December 31, 2006:

(Dollars in thousands)	June 30, 2007	December 31, 2006	% Change
Assets (liabilities):
Equity warrant assets	$35,536	$37,725	(5.8)%
Interest rate swaps	(15,708)	(1,890)	731.1
Foreign exchange forward and option contracts	103	(164)	(162.8)

Total	$19,931	$35,671	(44.1)%

Equity Warrant Assets

Equity warrant assets decreased by $2.2 million for the three months ended June 30, 2007, compared to December 31, 2006, due primarily to exercised equity warrant assets of $7.6 million and terminated equity warrant assets of $1.8 million. The decreases were partially offset by new equity warrant assets of $3.7 million and increases in fair market value of $3.5 million.

Interest Rate Swaps

Concurrent with the issuance of the Notes, we entered into interest rate swap agreements to hedge against the risk of changes in fair values due to changes in interest rates for both issuances. We use the “shortcut” method for these fair value hedges as SFAS No. 133 allows us to assume no ineffectiveness if the hedging relationship involves an interest-bearing financial asset or liability and an interest rate swap. In order to assume no ineffectiveness, we ensure that all the shortcut method requirements of SFAS No. 133 for this type of hedging relationship are met. The interest rate swap agreements resulted in interest expense of $0.1 million for the senior notes and $0.1 million for the subordinated notes for the three months ended June 30, 2007.

The interest rate swap agreement related to our 7.0% junior subordinated debentures provided a cash benefit of $19.2 thousand and $0.1 million for the three months ended June 30, 2007 and 2006, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2007 and 2006, respectively, related to interest expense that would have been incurred under a 7.0% fixed interest rate. The cash benefit was recognized in the consolidated statements of income as a reduction in interest expense. For the three and six months ended June 30, 2007, we recorded a non-cash increase of $0.6 million and $0.3 million, respectively, for the fair value hedge implemented in April 2006, which was reflected in gains on derivative instruments, net.

Foreign Exchange Forward and Option Contracts

At June 30, 2007 and December 31, 2006, the aggregate notional amounts of our foreign exchange forward contracts totaled $640.9 million and $562.2 million, respectively. The maximum credit exposure for counterparty nonperformance for foreign exchange forward contracts with both clients and correspondent banks at June 30, 2007 and December 31, 2006 amounted to $10.7 million and $7.3 million, respectively. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties to such foreign exchange forward contracts.

At June 30, 2007 and December 31, 2006, the aggregate notional amounts of our foreign currency option contracts totaled $7.4 million and $27.6 million, respectively. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. We had a nominal amount of credit risk to nonperformance of counterparties for the period ended June 30, 2007. Our maximum credit risk to nonperformance of counterparties for the period ended December 31, 2006 was $0.1 million.

Deposits

Deposits were $4.41 billion at June 30, 2007, an increase of $348.9 million or 8.6 percent, compared to $4.06 billion at December 31, 2006. Noninterest-bearing demand deposits as a percentage of total deposits were 71.1 percent at June 30, 2007, compared to 74.9 percent at December 31, 2006. Average deposits were $3.85 billion for both the three and six months ended June 30, 2007, compared to $3.96 billion and $4.01 billion for the comparable 2006 periods. The decrease in average deposits was primarily due to clients seeking higher returns on deposits as a result of increases in short-term market interest rates.

Short-term Borrowings and Long-term Debt

Short-term borrowings and long-term debt were $1.14 billion at June 30, 2007, an increase of $107.1 million or 10.3 percent, compared to $1.04 billion at December 31, 2006. The increase was primarily due to the issuance of the Notes aggregating $500.0 million, which was used to pay-off our short-term borrowings. Short-term borrowings decreased by $173.5 million in securities sold under agreement to repurchase, $105.0 million in federal funds purchased and $100.0 million in FHLB short-term advances.

Other Liabilities

Other liabilities were $169.4 million at June 30, 2007, a decrease of $23.9 million or 12.4 percent, compared to $193.3 million at December 31, 2006. The decrease was primarily due to a decrease in balances related to foreign currency exchange on behalf of our clients of $27.7 million and a reduction in accrued incentive compensation of $13.4 million, partially offset by our fair value hedge of three interest rate swaps of $13.8 million.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and the issuance of common stock.

Common Stock

During the three months ended June 30, 2007, we repurchased 0.4 million shares of our common stock totaling $20.2 million. From time to time, we may implement a non-discretionary trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, where we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time. On July 26, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $250.0 million of our common stock. This program expires on July 31, 2008 and replaces all existing share repurchase programs. We may, at our discretion, exercise this additional repurchase authority any time on or before July 31, 2008 in the open market, through block trades. Depending on market conditions, availability of funds, and other relevant factors, we may begin or suspend repurchases at any time prior to the termination of the repurchase program on July 31, 2008, without any prior notice. As of close of business, August 1, 2007, $247.5 million of our common shares may still be repurchased under our current common stock repurchase program.

Stockholders’ Equity

Stockholders’ equity was $668.9 million at June 30, 2007, an increase of $40.4 million or 6.4 percent, compared to $628.5 million at December 31, 2006. This increase was primarily the result of net income and common stock, partially offset by common stock repurchases. We have not paid a cash dividend on our common stock since 1992. Additionally, we do not have any material commitments for capital expenditures as of June 30, 2007.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future. Our management engages in a regular capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future activities for which capital may be used include potential product expansions, additional fund investments, global expansion and business acquisitions, as well as share repurchases.

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

Both SVB Financial and the Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of June 30, 2007 and December 31, 2006. Capital ratios for SVB Financial are set forth below:

	June 30, 2007	December 31, 2006
Tangible common equity to tangible assets (1)	10.43%	10.29%
Total risk-based capital ratio	17.29%	13.95%
Tier 1 risk-based capital ratio	12.29%	12.34%
Tier 1 leverage ratio	12.81%	12.46%

(1)	Tangible common equity consists of total stockholders’ equity (excluding unrealized gains and losses on investments) less acquired intangibles and goodwill. Tangible assets represents total assets less acquired intangibles and goodwill.

The increase in the total risked based capital ratio at June 30, 2007, compared to December 31, 2006, is primarily due to the issuance of subordinated debt, which qualifies as a component of total capital.

Related Party Transactions

In January 2007, SVB Financial increased its revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”) and its affiliated funds, from a total commitment amount of $40.0 million to $75.0 million. Contemporaneously with the increase, SVB Financial syndicated $35.0 million, or 46.667% of the total facility, to another lender. SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The highest outstanding balance under the facility for the six months ended June 30, 2007 was $42.0 million.

In May 2007, SVB Business Partners (Shanghai) Co., Ltd., a wholly-owned subsidiary of SVB Financial (“SVB Shanghai”), amended its agreement with New Enterprise Associates (Beijing), Ltd. (“NEA Beijing”), under which SVB Shanghai provides business consulting services, to increase its annual services fees to $87,000. The original agreement was entered into in October 2006 for a three year term. NEA Beijing is a wholly-owned subsidiary of NEA Management Company, LLC, a company in which Richard Kramlich, a director of SVB Financial, has an ownership interest.

In June 2007, Mr. Felda Hardymon, a director of SVB Financial, invested $0.5 million in SVB Capital Partners II, L.P., a fund in the current amount of $90.3 million that invests in privately held companies (“SCPII”). SCPII is managed by its general partner, a wholly-owned subsidiary of SVB Financial, which holds a minority interest in the fund. Additionally in June 2007, Mr. Jim Porter, also a director of SVB Financial, invested $0.2 million in SVB India Capital Partners I, L.P. (“SICP”), a $53.9 million fund which primarily invests in privately-held companies in India. SICP is managed by its general partner, a wholly-owned subsidiary of SVB Financial, which holds a minority interest in the fund.

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

Commitments to Extend Credit

Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $4.1 billion at June 30, 2007 and December 31, 2006. Out of these available commitment balances, fixed interest rate commitments were $450.0 million and $611.7 million at June 30, 2007 and December 31, 2006, respectively. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.8 billion and $0.6 billion at June 30, 2007 and December 31, 2006, respectively. Additionally, at June 30, 2007 and December 31, 2006, we had an aggregate maximum lending limit of $497.6 million and $468.1 million, respectively, related to our accounts receivable factoring arrangements. We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credits

The table below summarizes our commercial and standby letters of credit at June 30, 2007. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$594,555	$32,738	$627,293	$627,293
Performance standby letters of credit	22,437	6,384	28,821	28,821
Commercial letters of credit	14,579	—	14,579	14,579

Total	$631,571	$39,122	$670,693	$670,693

At June 30, 2007 and December 31, 2006, deferred fees related to financial and performance standby letters of credit were $3.5 million and $3.9 million, respectively. At June 30, 2007, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credits was $269.9 million.

Credit Card Guarantees

The total amount of credit card guarantees was $76.4 million at June 30, 2007. It is not considered probable that material losses would be incurred by the Bank as a result of these arrangements. Credit card fees totaled $1.6 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively, and $2.8 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively.

Commitments to Invest in Private Equity Funds

We make commitments to invest in private equity funds, which in turn make investments in privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the fund. The timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments and our unfunded commitments at June 30, 2007.

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	1,200	1,050	5.1
SVB Strategic Investors Fund, LP	15,300	3,213	12.6
SVB Strategic Investors Fund II, LP	15,000	9,300	8.6
SVB Strategic Investors Fund III, LP	15,000	12,750	5.9
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	12,750	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	3,800	9.3
SVB India Capital Partners I, LP	7,500	6,000	13.9
Other Fund Investments (3)	138,016	79,792	—%

Total	$258,016	$139,065

(1)	Includes 1.3% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.

(2)	Includes 4.8% direct ownership in Gold Hill Venture Lending 03, LP and its parallel funds. In addition, includes 4.5% indirect ownership interest through Gold Hill Venture Lending Partners, 03, LLC.
(3)	Represents commitments to 310 private equity funds where our ownership interest is less than 5%.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. In the second quarter of 2007, we introduced a new deposit product, which is intended to be the first of two new deposit products to be introduced in 2007. We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity. We have increased our use of other sources of liquidity available to us, including federal funds purchased, FHLB advances, repurchase agreements, short-term borrowing arrangements and long-term indebtedness. At June 30, 2007, our short-term borrowings totaled $305.0 million. In May 2007, we issued $250.0 million in 5.70% senior notes, due June 2012, and $250.0 million in 6.05% subordinated notes, due in 2017, the proceeds of which were used for repayment of certain short-term borrowings and for general banking and corporate purposes in the ordinary course of business. Both debt issuances were swapped to a floating rate for interest rate risk management purposes.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0 percent. Our ratio of liquid assets to total deposits was 37.1 percent and 34.1 percent at June 30, 2007 and December 31, 2006, respectively, both well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities such as the percentage of liquid assets to volatile liabilities and our loan-to-deposit ratio.

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(Dollars in thousands)	2007	2006
Net cash provided by operating activities	$66,120	$34,376
Net cash (used for) provided by investing activities	(174,663)	139,333
Net cash provided by (used for) financing activities	482,237	(91,536)

Net increase in cash equivalents	$373,694	$82,173

We generated cash from operating activities in amounts greater than net income in the six months ended June 30, 2007 mainly due to non-cash adjustments to net income, as well as the impact of changes in foreign spot contract assets. Non-cash adjustments to net income primarily included $17.2 million of impairment of goodwill, $16.2 million of minority interest, $10.2 million of depreciation and amortization, and $8.2 million of share-based compensation amortization, partially offset by $25.9 million of net gains on investment securities.

Cash used for investing activities was $174.7 million for the six months ended June 30, 2007. Net cash outflow from investing activities was primarily due to a $290.4 million increase in loans, net of unearned income and purchases of available-for-sale and non-marketable securities of $76.0 million. These decreases were offset by proceeds from the sales, maturities and pay-downs of available-for-sale and non-marketable securities of $193.0 million.

Cash provided by financing activities was $482.2 million for the six months ended June 30, 2007. Proceeds, net of issuance costs and discounts from the issuance of 5.70% senior notes and 6.05% subordinated notes of $495.0 million and increases in deposits of $345.3 million were the primary inflows for financing activities, which were offset by decreases in short-term borrowings of $378.5 million.

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

For further information, see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2006 Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2006. As of June 30, 2007, there have been no significant changes to the interest rate risk information contained in our 2006 Form 10-K or to our policies in managing interest rate risk.

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

The following table presents our MVPE and NII exposure at June 30, 2007 and December 31, 2006, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)		Amount	Percent		Amount	Percent
	(Dollars in thousands)
June 30, 2007:
+200	$1,181,286	$29,313	2.5%	$477,550	$49,299	11.5%
+100	1,165,874	13,901	1.2	452,966	24,715	5.8
-	1,151,973	—	—	428,251	—	—
-100	1,132,622	(19,351)	(1.7)	400,316	(27,935)	(6.5)
-200	$1,096,625	$(55,348)	(4.8)%	$368,866	$(59,385)	(13.9)%

December 31, 2006:
+200	$1,054,640	$(157)	—%	$441,824	$35,898	8.8%
+100	1,053,017	(1,780)	(0.2)	424,034	18,108	4.5
-	1,054,797	—	—	405,926	—	—
-100	1,040,079	(14,718)	(1.4)	384,080	(21,846)	(5.4)
-200	$1,001,861	$(52,936)	(5.0)%	$358,625	$(47,301)	(11.7)%

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

Our MVPE sensitivity improved, increasing in the up rate environments and remaining relatively stable in the down rate environments at June 30, 2007, compared to December 31, 2006, due primarily to our balance sheet mix, funding strategies and changes in sensitivity of our investment portfolio. Our NII sensitivity experienced a similar change increasing in the up rate environments but increased as well in the down rate environments due to the changes in balance sheet mix.

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

In addition to general changes in the level of interest rates, increases in the interest rates we pay on amounts used to fund interest-earning assets or decreases in the interest rates we receive on our interest-earning assets could affect our interest rate spread. For example, since 2006, we have been funding our loan growth primarily through borrowings, which carry meaningfully higher interest rate costs than our current deposit base. If we significantly increase the amount of our interest-earning assets that we fund through borrowings rather than deposits, our interest rate spread will likely decline. Similarly, if we significantly increase the amount of our interest-earning assets that we fund through interest-bearing deposits, or increase the rates we pay on those deposits, our interest rate spread likely would decline. Interest rates paid by us could be affected by competitive, legislative or other developments. For example, Congress has for many years debated repealing a law that prohibits banks from paying interest rates on checking accounts. If this law were to be repealed, we would be subject to competitive pressure to pay interest on our clients’ checking accounts, which would negatively affect our interest rate spread.

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

Federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, the Financial Industry Regulatory Authority and state securities regulators, regulate broker-dealers, including our subsidiaries SVB Alliant and SVB Securities. Violations of the laws governing financial institutions and broker-dealers could result in the revocation of necessary licenses or authorizations, the imposition of censures, civil money penalties or fines, the issuance of cease and desist orders, and the suspension or expulsion from the securities business of a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums and limitations on the activities of SVB Financial Group. These supervisory actions could have a material adverse effect on our business, financial condition, profitability and reputation. In addition, increased regulatory requirements, whether due to the adoption of new laws and regulations, changes in existing laws and regulations, or more expansive or aggressive interpretations of existing laws and regulations, may have a material adverse effect on our business, financial condition and profitability.

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

Our success depends, in part, upon our ability to adapt our products and services to evolving industry standards and to meet the needs of existing and potential future clients. A failure to achieve market acceptance of any new products and services we introduce, a failure to introduce products and services that the market may demand, or the costs associated with developing, introducing and providing new products and services could have an adverse effect on our business, profitability and growth prospects.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents stock repurchases by month during the second quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2007 – April 30, 2007	93,493	$49.76	500,027	$44,167,745
May 1, 2007 – May 31, 2007	132,500	52.70	431,064	37,177,108
June 1, 2007 – June 30, 2007	162,500	53.53	526,920	$28,478,493

Total	388,493	$52.00	486,004

(1)	During the six months ended June 30, 2007, we repurchased 0.8 million shares of our common stock totaling $39.3 million. At June 30, 2007, $28.5 million of shares was available for repurchase under our stock repurchase program in place at that time,, which was to expire on June 30, 2008. (Subsequently on July 26, 2007, the Board of Directors approved a stock repurchase program enabling us to repurchase up to $250.0 million of shares, which will expire on July 31, 2008. This new program replaces the stock repurchase program previously in place and any previously outstanding repurchase authority.)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Stockholders was held on April 26, 2007. There were 34,475,628 shares of common stock outstanding and entitled to vote at the meeting. A total of 30,963,641 shares of common stock were represented at the meeting in person or by proxy, representing 89.8% of the shares outstanding and entitled to vote at the meeting.

At the meeting, stockholders:

(1)	re-elected all 11 of the Company’s incumbent directors to serve for the ensuing year and until their successors are elected; and
(2)	ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2007.

The voting results of the above matters were as follows:

(1)	Election of Directors:

Election of Directors	In Favor	Withheld
Eric A. Benhamou	30,487,619	476,022
David M. Clapper	30,691,976	271,665
Roger F. Dunbar	30,850,774	112,867
Joel P. Friedman	30,686,148	277,493
G. Felda Hardymon	30,691,976	271,665
Alex W. “Pete” Hart	30,591,572	372,069
C. Richard Kramlich	30,196,612	767,029
James R. Porter	29,740,952	1,222,689
Michaela K. Rodeno	30,671,195	292,446
Kenneth P. Wilcox	30,832,573	131,068
Kyung H. Yoon	30,845,746	117,895

(2)	Ratification of Selection of KPMG LLP as the Company’s Independent Registered Public Accounting Firm of its Fiscal Year Ending December 31, 2007:

In Favor	Opposed	Abstain	Broker Non-Vote
30,086,367	720,020	157,254	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: August 9, 2007	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	January 29, 2007
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.4	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.1	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
10.28	Amended and restated 2006 Equity Incentive Plan	8-K	000-15637	10.28	May 2, 2007
10.31	Offer letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
10.32	Offer letter dated April 25, 2007, for Michael Descheneaux	8-K/A	000-15637	10.32	May 2, 2007
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	18 U.S.C. Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

*	Furnished herewith