Form 10-Q
period 2007-09-30
SVB FINANCIAL GROUP
filed 2007-11-09
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2007, 33,189,249 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	September 30, 2007	December 31, 2006
Assets
Cash and due from banks	$356,742	$393,284
Securities purchased under agreement to resell and other short-term investment securities	302,377	239,301
Investment securities	1,571,619	1,692,343
Loans, net of unearned income	3,818,268	3,482,402
Allowance for loan losses	(44,225)	(42,747)

Net loans	3,774,043	3,439,655
Premises and equipment, net of accumulated depreciation and amortization	39,016	37,306
Goodwill	4,092	21,296
Accrued interest receivable and other assets	256,199	258,267

Total assets	$6,304,088	$6,081,452

Liabilities, Minority Interest and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,892,102	$3,039,528
Negotiable order of withdrawal (NOW)	23,099	35,983
Money market	723,369	668,794
Time	334,670	313,320

Total deposits	3,973,240	4,057,625
Short-term borrowings	370,000	683,537
Other liabilities	196,713	193,296
Long-term debt	855,370	352,465

Total liabilities	5,395,323	5,286,923

Commitments and contingencies	—	—

Minority interest in capital of consolidated affiliates	236,131	166,015
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 33,448,121 and 34,401,230 shares outstanding at September 30, 2007 and December 31, 2006, respectively	33	34
Additional paid-in capital	—	4,873
Retained earnings	687,350	641,528
Accumulated other comprehensive loss	(14,749)	(17,921)

Total stockholders’ equity	672,634	628,514

Total liabilities, minority interest and stockholders’ equity	$6,304,088	$6,081,452

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2007	2006	2007	2006
Interest income:
Loans	$93,243	$78,686	$267,526	$215,053
Investment securities:
Taxable	14,915	17,720	46,990	57,714
Non-taxable	528	737	1,692	2,341
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	4,485	3,161	12,660	7,731

Total interest income	113,171	100,304	328,868	282,839

Interest expense:
Deposits	3,572	2,197	8,328	6,858
Borrowings	13,891	8,299	36,892	16,532

Total interest expense	17,463	10,496	45,220	23,390

Net interest income	95,708	89,808	283,648	259,449
Provision for loan losses	3,155	2,767	10,865	4,895

Net interest income after provision for loan losses	92,553	87,041	272,783	254,554

Noninterest income:
Gains (losses) on investment securities, net	14,719	(2,048)	40,611	(1,209)
Client investment fees	13,127	11,555	37,813	32,164
Foreign exchange fees	6,714	5,182	17,778	15,494
Gains on derivative instruments, net	8,790	3,240	15,514	11,062
Corporate finance fees	5,166	1,999	11,568	7,212
Deposit service charges	3,933	2,747	10,711	7,235
Letter of credit and standby letter of credit income	2,671	2,617	8,363	7,609
Other	9,914	5,676	25,837	15,780

Total noninterest income	65,034	30,968	168,195	95,347

Noninterest expense:
Compensation and benefits	56,460	45,505	161,777	138,701
Professional services	7,847	11,363	23,673	29,792
Impairment of goodwill	—	—	17,204	18,434
Net occupancy	5,149	4,112	16,238	12,615
Furniture and equipment	4,567	3,899	14,820	11,274
Business development and travel	2,429	3,013	8,747	8,754
Correspondent bank fees	1,511	1,510	4,371	4,092
Telephone	1,178	1,040	4,034	2,827
Data processing services	1,054	944	2,940	2,933
(Reduction of) provision for unfunded credit commitments	(973)	458	(2,778)	(3,363)
Other	3,737	3,163	11,966	13,274

Total noninterest expense	82,959	75,007	262,992	239,333

Income before minority interest in net (income)/loss of consolidated affiliates and income tax expense	74,628	43,002	177,986	110,568
Minority interest in net (income)/loss of consolidated affiliates	(10,458)	919	(26,639)	(5,139)

Income before income tax expense	64,170	43,921	151,347	105,429
Income tax expense	26,054	18,751	61,975	44,586

Net income before cumulative effect of change in accounting principle	38,116	25,170	89,372	60,843
Cumulative effect of change in accounting principle, net of tax (1)	—	—	—	192

Net income	$38,116	$25,170	$89,372	$61,035

Earnings per common share—basic, before cumulative effect of change in accounting principle	$1.12	$0.73	$2.61	$1.75
Earnings per common share—diluted, before cumulative effect of change in accounting principle	$1.03	$0.68	$2.41	$1.61
Earnings per common share—basic	$1.12	$0.73	$2.61	$1.75
Earnings per common share—diluted	$1.03	$0.68	$2.41	$1.61

(1)	Represents the cumulative effect of change in accounting principle, net of taxes, on previously recognized share-based compensation for the effect of adopting Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment.

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Net income	$38,116	$25,170	$89,372	$61,035
Other comprehensive gain, net of tax:
Cumulative translation gains:
Translation gains, net of tax	128	68	217	192
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains, net of tax	10,479	17,630	2,845	3,469
Reclassification adjustment for gains (losses) included in net income, net of tax	(31)	—	110	(1,787)

Other comprehensive gain, net of tax	10,576	17,698	3,172	1,874

Comprehensive income	$48,692	$42,868	$92,544	$62,909

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2007	2006
Cash flows from operating activities:
Net income	$89,372	$61,035
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	17,204	18,434
Provision for loan losses	10,865	4,895
Reduction of provision for unfunded credit commitments	(2,778)	(3,363)
Changes in fair values of derivatives, net	(10,477)	(7,883)
Gains on investment securities, net	(40,611)	(1,209)
Depreciation and amortization	14,332	8,751
Minority interest in net income of consolidated affiliates	26,639	5,139
Tax benefit of original issue discount	2,522	2,378
Tax benefits of share-based compensation and other	1,420	5,734
Amortization of share-based compensation	12,206	16,788
Amortization of deferred warrant-related loan fees	(5,474)	(5,605)
Deferred income tax expense	(9,337)	(3,503)
Loss on sale of other real estate owned property	1,368	—
Changes in other assets and liabilities:
Accrued interest receivable	7,553	(4,415)
Accounts receivable	(3,469)	2,743
Income tax receivable, net	1,959	(5,911)
Accrued retention, incentive plans and other compensation benefits payable	2,784	(14,510)
Foreign exchange spot contract assets	8,232	—
Other, net	6,113	3,950

Net cash provided by operating activities	130,423	83,448

Cash flows from investing activities:
Purchases of available-for-sale securities	(40,269)	(30,683)
Proceeds from sales of available-for-sale securities	7,127	126,230
Proceeds from maturities and pay downs of available-for-sale securities	242,673	253,501
Purchases of nonmarketable securities (cost and equity method accounting)	(21,015)	(22,430)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	12,614	11,585
Proceeds from nonmarketable securities (cost and equity method accounting)	10,278	21,694
Purchases of nonmarketable securities (investment fair value accounting)	(56,656)	(42,943)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	19,356	9,501
Net increase in loans	(348,756)	(487,339)
Proceeds from recoveries of charged-off loans	5,366	8,296
Proceeds from sale of other real estate owned	4,309	—
Payment for acquisition, net of cash acquired	—	(3,994)
Purchases of premises and equipment	(10,484)	(17,783)

Net cash used for investing activities	(175,457)	(174,365)

Cash flows from financing activities:
Net decrease in deposits	(87,917)	(278,270)
Proceeds from issuance of senior and subordinated notes, net	495,030	—
(Decrease) increase in short-term borrowings	(313,537)	530,292
Capital contributions from minority interest participants, net of distributions	43,477	33,170
Stock compensation related tax benefits	6,280	4,321
Proceeds from issuance of common stock	25,567	34,082
Repurchases of common stock	(97,332)	(94,275)

Net cash provided by financing activities	71,568	229,320

Net increase in cash and cash equivalents	26,534	138,403
Cash and cash equivalents at beginning of year	632,585	462,098

Cash and cash equivalents at end of period	$659,119	$600,501

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

We primarily focus on serving corporate clients in the following niches: technology, life sciences, private equity and premium wine. Our corporate clients range in size and stage of maturity, from “emerging growth” companies to more “mature” companies. Our emerging growth clients tend to be privately held and funded by venture capital, may have generally fewer employees, be primarily engaged in research and development, market relatively few products or services and/or have little or no revenue. Our more mature companies tend to be more established and may be publicly traded. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.

We are headquartered in Santa Clara, California, and operate through 27 offices, including an administrative office, in the United States and three internationally in the United Kingdom, India and China.

For reporting purposes, SVB Financial Group has four operating segments in which we report our financial information: Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. Financial information and results of operations for our operating segments are set forth in Note 12 (Segment Reporting) below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segment Results” under Part I, Item 2 of this report.

Our Commercial Banking segment is comprised of the commercial banking and financial products and services of the Bank and its subsidiaries, through which we offer lending, deposit, cash management, global trade, brokerage and investment advisory products and services to our commercial clients, including private equity firms. Our SVB Capital segment consists of our private equity division which focuses primarily on funds management, as well as developing strategic business relationships with the private equity community. Funds managed or sponsored by SVB Capital invest in portfolio companies and other funds. Our SVB Alliant segment is comprised of our investment banking subsidiaries, which provide advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. We reached a decision in July 2007 to cease operations at SVB Alliant. We have elected to have SVB Alliant complete a limited number of client transactions, the last of which are currently expected to be completed during the fourth quarter of 2007 or the first quarter of 2008. Accordingly, we continue to report financial information relating to SVB Alliant as a separate operating segment. Finally, our Other Business Services segment is comprised of all other businesses, such as SVB Private Client Services (private banking), SVB Global (global banking and related products), SVB Analytics (equity valuation and management) and SVB Wine Division (commercial banking for premium wine industry clients).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”).

The accompanying interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2 (Summary of Significant Accounting Policies) under Part II, Item 8 of our 2006 Form 10-K.

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

In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, Amendment of FASB Interpretation No. 39. This FSP replaces certain terms in FIN No. 39 with “derivative instruments” (as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”)) and permits the offsetting of fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The FSP is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of applying the guidance in this FSP on our consolidated financial position and results of operations.

In May 2007, the Accounting Standards Executive Committee of the AICPA issued Statement of Position (SOP) 07-1, Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). This new standard provides guidance for determining whether an entity is an “investment company,” as defined, and whether the specialized industry accounting principles for investment companies should be retained in the consolidated financial statements of the parent or of an equity method investor. As originally issued, SOP 07-1 was effective for the year beginning January 1, 2008; however, on October 17, 2007, the FASB voted to indefinitely defer the effective date. The Company is currently monitoring any changes to the existing guidance.

3. Earnings Per Share (EPS)

The following is a reconciliation of basic EPS to diluted EPS for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars and shares in thousands, except per share amounts)	2007	2006	2007	2006
Numerator:
Net income	$38,116	$25,170	$89,372	$61,035

Denominator:
Weighted average common shares outstanding-basic	34,029	34,417	34,255	34,813
Weighted average effect of dilutive securities:
Stock options	1,233	1,348	1,310	1,542
Restricted stock awards and units	63	154	83	141
Convertible debt	1,540	1,135	1,484	1,324
Warrants	4	—	—	—

Denominator for diluted calculation	36,869	37,054	37,132	37,820

Net income per share:
Basic	$1.12	$0.73	$2.61	$1.75

Diluted	$1.03	$0.68	$2.41	$1.61

Stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. Warrants outstanding under the warrant agreement entered into concurrent with the issuance of our contingently convertible notes, were excluded from the diluted calculation for the three months ended September 30, 2006 and the nine months ended September 30, 2007 and 2006, as their exercise price was higher than the average market price of the common stock and hence their inclusion would have been anti-dilutive.

The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended September 30,		Nine months ended September 30,
(Shares in thousands)	2007	2006	2007	2006
Stock options	641	1,081	715	879
Restricted stock awards and units	—	1	1	1
Warrants (Note 10 “Derivative Financial Instruments”)	—	4,456	4,456	4,456

Ending balance	641	5,538	5,172	5,336

In September 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (“EITF 04-8”) whereby contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes in our diluted EPS calculation using the treasury stock method, in accordance with the provisions of EITF No. 90-19, Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion (“EITF 90-19”) and SFAS No. 128, Earnings Per Share.

4. Share-Based Compensation

For the three months ended September 30, 2007 and 2006, we recorded share-based compensation expense of $3.8 million and $5.2 million, respectively, resulting in the recognition of $0.8 million and $1.1 million, respectively, in related tax benefits. For the nine months ended September 30, 2007 and 2006, we recorded share-based compensation expense of $12.0 million and $16.8 million, respectively, resulting in the recognition of $2.4 million and $3.6 million, respectively, in related tax benefits.

Unrecognized Compensation Expense

At September 30, 2007, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period- in Years
Stock options	$10,473	1.18
Restricted stock awards and units	7,449	2.50

Total unrecognized share-based compensation expense	$17,922

Share-Based Payment Award Activity

The table below provides stock option information related to the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the nine months ended September 30, 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2006	4,673,139	$31.74
Granted	282,396	49.48
Exercised	(867,593)	27.15
Forfeited	(150,350)	42.74
Expired	(4,040)	48.23

Outstanding at September 30, 2007	3,933,552	33.59	3.70	$56,134,504

Vested and expected to vest at September 30, 2007	3,810,534	33.14	3.64	55,920,023

Exercisable at September 30, 2007	2,884,881	$29.61	3.35	$51,668,023

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value at September 30, 2007. This value is based on our closing stock price of $47.36 at September 30, 2007. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $4.3 million and $20.8 million, respectively, and the total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $2.4 million and $30.5 million, respectively.

The table below provides information for restricted stock awards and restricted stock units outstanding under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the nine months ended September 30, 2007:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2006	215,926	$40.03
Granted	138,150	50.41
Vested	(69,607)	48.50
Forfeited	(24,542)	52.63

Nonvested at September 30, 2007	259,927	$42.09

5. Securities Purchased under Agreement to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreement to resell and other short-term investment securities at September 30, 2007 and December 31, 2006, respectively:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Securities purchased under agreement to resell	$79,505	$40,734
Interest-earning deposits	57,938	34,357
Other short-term investment securities	164,934	164,210

Total securities purchased under agreement to resell and other short-term investment securities	$302,377	$239,301

6. Investment Securities

The detailed composition of our investment securities at September 30, 2007 and December 31, 2006 is presented as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Available-for-sale securities, at fair value	$1,250,472	$1,445,455
Marketable securities (investment company fair value accounting)	238	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (1)	178,185	126,475
Other private equity investments (2)	41,785	32,913
Other investments (3)	22,851	15,394
Non-marketable securities (equity method accounting):
Other investments (4)	18,195	15,710
Low income housing tax credit funds	20,264	22,664
Non-marketable securities (cost method accounting):
Private equity fund investments	31,903	27,771
Other private equity investments	7,726	5,961

Total investment securities	$1,571,619	$1,692,343

(1)	Private equity fund investments at September 30, 2007 and December 31, 2006 include the following investments:

	September 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership %	Amount
SVB Strategic Investors Fund, LP	$70,395	12.6%	$65,977
SVB Strategic Investors Fund II, LP	76,215	8.6	47,668
SVB Strategic Investors Fund III, LP	31,575	5.9%	12,830

Total private equity fund investments	$178,185		$126,475

(2)	Other private equity investments at September 30, 2007 and December 31, 2006 include the following investments:

	September 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership %	Amount
Silicon Valley BancVentures, LP	$28,929	10.7%	$29,388
SVB Capital Partners II, LP (i)	11,566	5.1	3,525
SVB India Capital Partners I, LP	1,290	13.9%	—

Total other private equity investments	$41,785		$32,913

(i)	At September 30, 2007 we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP. At September 30, 2007, we had a majority ownership interest of approximately 50.0% in the fund.

(4)	Other investments within non-marketable securities (equity method accounting) at September 30, 2007 and December 31, 2006 include the following investments:

	September 30, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership %	Amount
Gold Hill Venture Lending Partners 03, LLC	$7,728	90.7%	$6,941
Gold Hill Venture Lending 03, LP (i)	7,345	9.3	6,565
Partners for Growth II, LP	3,122	24.2%	2,204

Total other investments	$18,195		$15,710

(i)	At September 30, 2007, we had a direct ownership interest of 4.8% in the fund. In addition, at September 30, 2007, we had an indirect ownership interest of 4.5% in Gold Hill Venture Lending 03, LP and its parallel funds through our ownership of Gold Hill Venture Lending Partners 03, LLC.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, at September 30, 2007:

	September 30, 2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agencies and corporations:
Collateralized mortgage obligations (1)	$129	$(1)	$514,418	$(11,413)	$514,547	$(11,414)
Mortgage-backed securities (1)	30,356	(394)	349,390	(12,592)	379,746	(12,986)
U.S. agency debentures (1)	—	—	138,838	(1,141)	138,838	(1,141)
Commercial mortgage-backed securities (1)	—	—	69,932	(1,242)	69,932	(1,242)
Municipal bonds and notes	1,475	(5)	—	—	1,475	(5)
Marketable equity securities	314	(141)	—	—	314	(141)

Total temporarily impaired securities	$32,274	$(541)	$1,072,578	$(26,388)	$1,104,852	$(26,929)

(1)	As of September 30, 2007, we identified a total of 145 investments that were in unrealized loss positions, of which 126 investments totaling $1,072.6 million with unrealized losses of $26.4 million had fair values less than their adjusted cost for a period of time greater than 12 months. Securities classified as collateralized mortgage obligations totaling $514.4 million with unrealized losses of $11.4 million were originally purchased between May 2002 and December 2005. Securities classified as mortgage-backed securities totaling $349.4 million with unrealized losses of $12.6 million were originally purchased between August 2002 and April 2005. Securities classified as U.S. agency debentures totaling $138.8 million with unrealized losses of $1.1 million were originally purchased between June 2003 and January 2005. Securities classified as commercial mortgage-backed securities totaling $69.9 million with unrealized losses of $1.2 million were originally purchased between April 2005 and July 2005. All investments with unrealized losses for a period of time greater than 12 months are either rated AAA by Moody’s or S&P or are issued by the U.S. Treasury or a government sponsored enterprise. The unrealized losses are due solely to increases in market interest rates and as we expect to recover the impairment prior to or at maturity, we deem these impairments to be temporary. We have the intent and ability to hold the securities until the market value recovers or until maturity. Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

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

The following table presents the components of gains and losses on investment securities for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross gains on investment securities:
Available-for-sale securities, at fair value	$100	$—	$496	$170
Marketable securities (investment company fair value accounting)	4	—	96	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	15,766	2,161	35,859	9,341
Other private equity investments	407	588	1,838	974
Other investments	5,786	—	18,770	1,170
Non-marketable securities (equity method accounting):
Other investments	1,245	332	1,530	852
Non-marketable securities (cost method accounting):
Private equity fund investments	247	103	1,044	465
Other private equity investments	1	11	233	120

Total gross gains on investment securities	23,556	3,195	59,866	13,092

Gross losses on investment securities:
Available-for-sale securities, at fair value	(152)	(1)	(306)	(3,231)
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(3,013)	(3,438)	(10,569)	(7,294)
Other private equity investments	(1,591)	—	(3,426)	(475)
Other investments	(3,835)	(1,166)	(4,176)	(1,166)
Non-marketable securities (equity method accounting):
Other investments	—	(157)	(214)	(918)
Non-marketable securities (cost method accounting):
Private equity fund investments	(246)	(481)	(564)	(1,172)
Other private equity investments	—	—	—	(45)

Total gross losses on investment securities	(8,837)	(5,243)	(19,255)	(14,301)

Gains (losses) on investment securities, net (1)	$14,719	$(2,048)	$40,611	$(1,209)

(1)	Net gains on investment securities of $14.7 million for the three months ended September 30, 2007 were mainly attributable to net gains of $12.8 million from two of our managed funds of funds and $3.2 million from two of our sponsored debt funds, partially offset by net losses of $1.2 million from one of our managed co-investment funds. Of the $14.7 million in net gains, $11.5 million was attributable to minority interests and these amounts are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net (Income)/Loss of Consolidated Affiliates”. Net gains on investment securities of $40.6 million for the nine months ended September 30, 2007 were mainly attributable to net gains of $25.3 million from three of our managed funds of funds and net gains from two of our sponsored debt funds of $15.9 million, partially offset by net losses of $1.5 million from one of our managed co-investment funds. Of the $40.6 in net gains, $28.7 million was attributable to minority interests.

7. Loans and Allowance for Loan Losses

The detailed composition of loans, net of unearned income of $25.9 million and $27.2 million at September 30, 2007 and December 31, 2006, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Commercial loans	$3,251,491	$2,959,501

Vineyard development	121,501	118,266
Commercial real estate	32,937	13,336

Total real estate construction	154,438	131,602

Real estate term — consumer	71,197	46,812
Real estate term — commercial	47,098	50,051

Total real estate term	118,295	96,863

Consumer and other	294,044	294,436

Total loans, net of unearned income	$3,818,268	$3,482,402

The activity in the allowance for loan losses for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Beginning balance	$43,352	$37,907	$42,747	$36,785
Provision for loan losses	3,155	2,767	10,865	4,895
Loan charge-offs	(4,138)	(3,216)	(14,754)	(10,427)
Loan recoveries	1,856	2,091	5,367	8,296

Ending balance	$44,225	$39,549	$44,225	$39,549

The aggregate investment in loans for which impairment has been determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”) totaled $9.9 million and $11.0 million at September 30, 2007 and December 31, 2006, respectively. The allocation of the allowance for loan losses related to impaired loans was $1.6 million at September 30, 2007. There was no allocation of the allowance for loan losses related to impaired loans at December 31, 2006. Average impaired loans for the three months ended September 30, 2007 and 2006 was $12.3 million and $8.9 million, respectively, and average impaired loans for the nine months ended September 30, 2007 and 2006 was $11.1 million and $6.9 million, respectively. If these loans had not been impaired, $0.1 million and $0.2 million in interest income would have been recorded during the three months ended September 30, 2007 and 2006, respectively, and $0.7 million and $0.5 million in interest income would have been recorded during the nine months ended September 30, 2007 and 2006, respectively.

8. Goodwill

Goodwill at September 30, 2007 and December 31, 2006 was $4.1 million and $21.3 million, respectively. Goodwill at September 30, 2007 was related to our acquisition of a majority ownership interest in eProsper in 2006, an equity ownership data management services company. Goodwill at December 31, 2006 was related to our acquisitions of SVB Alliant, our investment banking subsidiary, and eProsper.

We conducted our annual goodwill impairment analysis of the SVB Alliant reporting unit during the second quarter of 2007. We concluded at that time that we had an impairment of goodwill based on forecasted discounted net cash flows for that reporting unit. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance. As required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No.142”), in measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) for the reporting unit. Based on this allocation, we concluded that the remaining $17.2 million of goodwill was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarter of 2007. In July 2007, we reached a decision to cease operations at SVB Alliant.

9. Short-Term Borrowings and Long-Term Debt

The following table shows information regarding our short-term borrowings and long-term debt outstanding at September 30, 2007 and December 31, 2006:

(Dollars in thousands)	Maturity	September 30, 2007	December 31, 2006
Short-term borrowings:
Federal funds purchased and securities sold under agreement to repurchase	Less than One Month (1)	$270,000	$483,537
FHLB advances	Less than One Month (1)	100,000	200,000

Total short-term borrowings		$370,000	$683,537

Long-term debt:
FHLB advances	(2)	$150,000	$150,000
5.70% senior notes	June 1, 2012	252,300	—
6.05% subordinated notes	June 1, 2017	250,360	—
Contingently convertible debt	June 15, 2008	149,137	148,441
7.0% junior subordinated debentures	October 15, 2033	50,904	51,355
8.0% long-term notes payable (3)	November 30, 2009	2,669	2,669

Total long-term debt		$855,370	$352,465

(1)	Represents remaining maturity as of the date reported.
(2)	Represents Federal Home Loan Bank (“FHLB”) advances maturing in November 2008, May 2009 and November 2009.
(3)	Debt assumed in relation to the acquisition of a 65% interest in eProsper during the third quarter of 2006.

Interest expense related to short-term borrowings and long-term debt was $13.9 million and $8.3 million for the three months ended September 30, 2007 and 2006, respectively, and $36.9 million and $16.5 million for the nine months ended September 30, 2007 and 2006, respectively. The weighted average interest rates associated with our short-term borrowings and long-term debt outstanding were 5.23 percent and 4.56 percent for the three months ended September 30, 2007 and 2006, respectively, and 4.99 percent and 4.07 percent for the nine months ended September 30, 2007 and 2006, respectively.

Senior Notes and Subordinated Notes

On May 15, 2007, the Bank issued 5.70% senior notes, due June 1, 2012, in an aggregate principal amount of $250.0 million and 6.05% subordinated notes, due June 1, 2017, in an aggregate principal amount of $250.0 million (collectively, the “Notes”). The discount and issuance costs related to the Notes were $0.8 million and $4.2 million, respectively, and the net proceeds from the offering of the Notes were $495.0 million. The Notes are not redeemable prior to maturity and interest is payable semi-annually. Proceeds from the issuance of these Notes were used for repayment of certain short-term borrowings. Debt issuance costs of $2.0 million and $2.2 million related to the senior and subordinated notes, respectively, were deferred and are being amortized to interest expense over the term of the Notes, using the effective yield method. Concurrent with the issuance of the Notes, we entered into fixed-to-variable interest rate swap agreements related to both the senior notes and the subordinated notes (see Note 10 (Derivative Financial Instruments)).

Contingently Convertible Debt

The fair value of the convertible debt at September 30, 2007 and December 31, 2006 was $211.0 million and $207.7 million, respectively, based on quoted market prices. We intend to settle the outstanding principal amount in cash. We have the option to settle any amount exceeding the principal value of the convertible debt in either cash or shares of our common stock. During the third quarter of 2007, our note holders held the right, at their option, to convert their notes, in whole or in part, subject to certain limitations, at the conversion price of $33.6277. No conversion occurred during the nine months ended September 30, 2007.

Concurrent with the issuance of the convertible notes, we entered into a convertible note hedge (see Note 10 (Derivative Financial Instruments—Derivative Fair Value Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock)).

7.0% Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. Distributions were $0.8 million for both the three months ended September 30, 2007 and 2006, respectively, and $2.6 million for both the nine months ended September 30, 2007 and 2006, respectively. We entered into a fixed-to-variable interest rate swap agreement related to these junior subordinated debentures (see Note 10 (Derivative Financial Instruments)).

Available Lines of Credit

At September 30, 2007, we have available uncommitted federal funds lines of credit totaling $1.25 billion, of which $0.98 billion were unused. We have repurchase agreements with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. As of September 30, 2007, we had not borrowed against our repurchase lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at September 30, 2007 totaled $277.7 million, of which $15.0 million was unused. The market value of collateral pledged at the discount window of the Federal Reserve Bank at September 30, 2007 totaled $64.2 million, all of which was unused.

10. Derivative Financial Instruments

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives at September 30, 2007 and December 31, 2006, respectively, were as follows:

	September 30, 2007			December 31, 2006
(Dollars in thousands)	Notional or contractual amount	Credit risk Amount (1)	Estimated net fair value	Notional or contractual amount	Credit risk Amount (1)	Estimated net fair value
Fair Value Hedges
Interest rate swap - senior notes	$250,000	$2,520	$2,520	$—	$—	$—
Interest rate swap - subordinated notes	250,000	893	893	—	—	—
Interest rate swap - junior subordinated debt	50,000	—	(2,476)	50,000	—	(1,890)
Derivatives - Other
Foreign exchange forwards	681,815	20,678	(576)	562,205	7,284	(164)
Foreign currency options	39,778	175	—	27,579	140	—
Equity warrant assets	$110,749	$35,888	$35,888	$113,276	$37,725	$37,725

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties.

Fair Value Hedges

Concurrent with the issuance of $250.0 million in 5.70% senior notes and $250.0 million in 6.05% subordinated notes, we entered into interest rate swap agreements, whereby we swapped the fixed interest rate of the Notes with a variable interest rate based on LIBOR to hedge against the risk of changes in fair values due to changes in interest rates for both issuances. We use the “shortcut” method for these fair value hedges, as SFAS No. 133 allows us to assume no ineffectiveness if the hedging relationship involves an interest-bearing financial asset or liability and an interest rate swap. In order to assume no ineffectiveness, we ensure that all the shortcut method requirements of SFAS No. 133 for this type of hedge relationship are met. The interest rate swap agreements resulted in interest expense of $0.3 million and $0.4 million, respectively, for the senior notes and $0.2 million and $0.3 million, respectively, for the subordinated notes for the three and nine months ended September 30, 2007, which were recognized in the consolidated statements of income as an increase in interest expense.

In October 2003, we entered into an interest rate swap agreement whereby we swapped the fixed interest rate of our 7.0% junior subordinated debentures with a variable interest rate based on LIBOR. Subsequently, in April 2006, we designated this interest rate swap as a fair value hedge. The interest rate swap agreement provided a cash benefit of $39 thousand and $30 thousand for the three months ended September 30, 2007 and 2006, respectively, and $116 thousand and $299 thousand for the nine months ended September 30, 2007 and 2006, respectively. The cash benefit was recognized in the consolidated statements of income as a reduction in interest expense. For the three and nine months ended September 30, 2007, we recorded a non-cash decrease of $0.3 million and $0.1 million, respectively, for the fair value hedge implemented in April 2006 in connection with our junior subordinated debentures, which was reflected in gains on derivative instruments, net.

Derivatives - Other

We enter into various derivative contracts primarily to provide derivative products or services to customers. All of these contracts are carried at fair value with changes in fair value recorded as gains (losses) on derivatives, net as part of our noninterest income, a component of consolidated net income.

Total net gains on equity warrant assets from gains on exercise and changes in fair value were $9.2 million and $2.7 million for the three months ended September 30, 2007 and 2006, respectively, and $15.2 million and $14.4 million for the nine months ended September 30, 2007 and 2006, respectively.

Derivative Fair Value Instruments Indexed to and Potentially Settled in a Company’s Own Stock

Concurrent with the issuance of the $150.0 million principal amount of contingently convertible notes, we entered into a convertible note hedge (purchased call option) at a cost of $39.3 million, and a warrant agreement providing proceeds of $17.4 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the contingently convertible notes. The convertible note hedge and the warrant agreement have terms commensurate with the contingently convertible notes.

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we acquired the right to purchase up to approximately 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock. In 2006, we exercised our right to purchase 3,093 shares under the terms of the convertible bond hedge. We did not exercise any of these options during the nine months ended September 30, 2007.

At issuance, under the warrant agreement, the counterparty could purchase up to approximately 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of certain conversion events. Due to conversion events in 2006, the counterparty exercised their right to purchase 714 shares of our stock under the warrant agreement. The number of shares outstanding under the warrant agreement decreased by 3,093 shares in 2006. There were no exercises during the nine months ended September 30, 2007.

11. Common Stock Repurchases

On July 26, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $250.0 million of our common stock. This program expires on July 31, 2008 and replaces all share repurchase programs previously in effect. We may, at our discretion, exercise this repurchase authority any time on or before July 31, 2008 in the open market, through block trades, through an accelerated stock repurchase program or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, we may begin or suspend repurchases at any time prior to the termination of the repurchase program on July 31, 2008, without any prior notice.

During the nine months ended September 30, 2007, we repurchased 1.9 million shares of our common stock totaling $97.3 million. At September 30, 2007, $199.2 million of shares may still be repurchased under our common stock repurchase program.

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

For management reporting purposes, we report information through four strategic operating segments: Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. In July 2007, we reached a decision to cease operations at SVB Alliant. Our Other Business Services group includes SVB Global, SVB Private Client Services, SVB Analytics, as well as SVB Wine Division, which focuses on providing banking and financial products and services to our premium wine industry clients. Income generated by banking services and financial solutions provided to private equity clients is included under the Commercial Banking segment effective January 1, 2007. Prior to January 1, 2007, it was included under the SVB Capital segment. Income generated by the SVB Wine Division is included under the Other Business Services segment effective July 1, 2007. Prior to July 1, 2007, it was included under the Commercial Banking segment. All prior period amounts have been reclassified to conform with current period presentations.

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

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS No. 131. Of our operating segments, only Commercial Banking, SVB Capital and SVB Alliant were determined to be reportable segments as of September 30, 2007. SVB Global, SVB Private Client Services, SVB Analytics and SVB Wine Division did not individually meet the separate reporting thresholds and, as a result, have been aggregated in the table below, in a column labeled “Other Business Services” for segment reporting purposes. Previously, the Other Business Services segment included Reconciling Items, as described below. All prior period amounts have been reclassified to conform with current period presentations.

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

Our segment information at and for the three and nine months ended September 30, 2007 and 2006 is as follows:

(Dollars in thousands)	Commercial Banking	SVB Capital	SVB Alliant	Other Business Services	Reconciling Items	Total
Three months ended September 30, 2007
Net interest income	$86,419	$166	$235	$8,535	$353	$95,708
(Provision for) recovery of loan losses (1)	(2,247)	—	—	2	(910)	(3,155)
Noninterest income (2)	36,927	5,703	5,165	2,512	14,727	65,034
Noninterest expense (3)	(60,765)	(1,799)	(5,068)	(11,878)	(3,449)	(82,959)
Minority interest in net income of consolidated affiliates	—	—	—	—	(10,458)	(10,458)

Income (loss) before income tax expense (4)	$60,334	$4,070	$332	$(829)	$263	$64,170

Total average loans	$2,806,699	$—	$—	$800,709	$22,871	$3,630,279
Total average assets (5)	4,218,448	313,840	42,949	883,892	628,187	6,087,316
Total average deposits	3,683,120	—	—	236,533	16,974	3,936,627
Goodwill at September 30, 2007	$—	$—	$—	$4,092	$—	$4,092

Three months ended September 30, 2006
Net interest income	$76,455	$162	$209	$8,395	$4,587	$89,808
Provision for loan losses (1)	(1,056)	—	—	(70)	(1,641)	(2,767)
Noninterest income (2)	26,386	1,876	1,932	1,064	(290)	30,968
Noninterest expense (3)	(57,287)	(2,478)	(5,061)	(7,316)	(2,865)	(75,007)
Minority interest in net (income)/loss of consolidated affiliates	—	—	—	—	919	919

Income (loss) before income tax expense (4)	$44,498	$(440)	$(2,920)	$2,073	$710	$43,921

Total average loans	$2,210,239	$—	$—	$734,985	$30,813	$2,976,037
Total average assets (5)	4,087,318	223,187	62,003	820,166	212,897	5,405,571
Total average deposits	3,606,705	—	—	209,597	17,638	3,833,940
Goodwill at September 30, 2006	$—	$—	$17,204	$4,039	$—	$21,243

Nine months ended September 30, 2007
Net interest income	$251,243	$531	$634	$26,046	$5,194	$283,648
Provision for loan losses (1)	(9,312)	—	—	(39)	(1,514)	(10,865)
Noninterest income (2)	96,967	19,491	11,510	5,494	34,733	168,195
Noninterest expense, excluding impairment of goodwill (3)	(178,968)	(10,693)	(14,332)	(33,381)	(8,414)	(245,788)
Impairment of goodwill	—	—	(17,204)	—	—	(17,204)
Minority interest in net income of consolidated affiliates	—	—	—	—	(26,639)	(26,639)

Income (loss) before income tax expense (4)	$159,930	$9,329	$(19,392)	$(1,880)	$3,360	$151,347

Total average loans	$2,608,327	$—	$—	$797,726	$33,471	$3,439,524
Total average assets (5)	4,133,441	278,530	54,520	891,288	558,149	5,915,928
Total average deposits	3,614,993	—	—	248,535	16,337	3,879,865
Goodwill at September 30, 2007	$—	$—	$—	$4,092	$—	$4,092

Nine months ended September 30, 2006
Net interest income	$216,959	$602	$488	$23,732	$17,668	$259,449
(Provision for) recovery of loan losses (1)	(3,268)	—	—	1,136	(2,763)	(4,895)
Noninterest income (2)	74,490	7,703	7,142	2,741	3,271	95,347
Noninterest expense, excluding impairment of goodwill (3)	(162,892)	(6,831)	(15,845)	(22,649)	(12,682)	(220,899)
Impairment of goodwill	—	—	(18,434)	—	—	(18,434)
Minority interest in net income of consolidated affiliates	—	—	—	—	(5,139)	(5,139)

Income (loss) before income tax expense (4)	$125,289	$1,474	$(26,649)	$4,960	$355	$105,429

Total average loans	$2,068,351	$—	$—	$692,419	$30,496	$2,791,266
Total average assets (5)	4,190,178	204,667	69,457	778,542	79,968	5,322,812
Total average deposits	3,709,631	—	—	219,498	23,447	3,952,576
Goodwill at September 30, 2006	$—	$—	$17,204	$4,039	$—	$21,243

(1)	For segment reporting purposes, we report net charge-offs as the provision for or recovery of loan losses. Thus, the Reconciling Items column includes $0.9 million and $1.6 million of net charge-offs for the three months ended September 30, 2007 and 2006, respectively, and $1.5 million and $2.8 million for the nine months ended September 30, 2007 and 2006, respectively, which represents the difference between net charge-offs and the provision for loan losses.
(2)	Noninterest income presented in the Commercial Banking segment includes warrant income of $7.7 million and $2.4 million for the three months ended September 30, 2007 and 2006, respectively, and $15.4 million and $6.2 million for the nine months ended September 30, 2007 and 2006, respectively.
(3)	The Commercial Banking segment includes direct depreciation and amortization of $1.3 million and $0.8 million for the three months ended September 30, 2007 and 2006, respectively, and $3.0 million and $2.4 million for the nine months ended September 30, 2007 and 2006, respectively.
(4)	The internal reporting model used by management to assess segment performance does not calculate tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.
(5)	Total average assets equal the greater of total average assets or the sum of total average deposits and total average stockholders’ equity for each segment.

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

Commitments to Extend Credit

Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $4.5 billion and $4.1 billion at September 30, 2007 and December 31, 2006, respectively. Out of these available commitment balances, fixed interest rate commitments were $512.3 million and $611.7 million at September 30, 2007 and December 31, 2006, respectively. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.6 billion, at both September 30, 2007 and December 31, 2006. Additionally, at September 30, 2007 and December 31, 2006, we had an aggregate maximum lending limit of $509.7 million and $468.1 million, respectively, related to our accounts receivable factoring arrangements. We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at September 30, 2007. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$622,531	$25,009	$647,540	$647,540
Performance standby letters of credit	20,930	5,784	26,714	26,714
Commercial letters of credit	11,138	—	11,138	11,138

Total	$654,599	$30,793	$685,392	$685,392

At September 30, 2007 and December 31, 2006, deferred fees related to financial and performance standby letters of credit were $3.6 million and $3.9 million, respectively. At September 30, 2007, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credit was $274.6 million.

Credit Card Guarantees

The total amount of credit card guarantees was $92.3 million at September 30, 2007. It is not considered probable that material losses will be incurred by the Bank as a result of these arrangements. Credit card fees totaled $1.6 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and $4.3 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively.

Commitments to Invest in Private Equity Funds

The following table details our total capital commitments and our unfunded commitments at September 30, 2007.

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	1,200	960	5.1
SVB Strategic Investors Fund, LP	15,300	1,989	12.6
SVB Strategic Investors Fund II, LP	15,000	7,650	8.6
SVB Strategic Investors Fund III, LP	15,000	12,750	5.9
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	11,700	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	3,821	9.3
SVB India Capital Partners I, LP	7,500	6,000	13.9
Other Fund Investments (3)	139,866	78,091	—%

Total	$259,866	$133,371

(1)	Includes 1.3% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Includes 4.8% direct ownership in Gold Hill Venture Lending 03, LP and its parallel funds. In addition, includes 4.5% indirect ownership interest through Gold Hill Venture Lending Partners, 03, LLC.
(3)	Represents commitments to 316 private equity funds where our ownership interest is less than 5%.

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

We recognize interest and penalties related to unrecognized tax benefits as a component of operating expenses. Total accrued interest and penalties at January 1, 2007 were immaterial. At September 30, 2007, our unrecognized tax benefits increased by $0.1 million to $1.1 million, which if recognized, would reduce our effective tax rate. Total accrued interest and penalties at September 30, 2007 was $0.1 million.

We expect that the amount of unrecognized tax benefits will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 1998 have been concluded. The U.S. federal tax return for 2004 and subsequent years remain open to examination by the Internal Revenue Service. Our California and Massachusetts tax returns for the years 2002 through 2006 and 2004 through 2006, respectively, remain open to examination.

15. Related Party Transactions

In January 2007, SVB Financial increased the revolving line of credit facility to Gold Hill Venture Lending 03, LP, a sponsored debt fund (“Gold Hill”) and its affiliated funds, from a total commitment amount of $40.0 million to $75.0 million. Contemporaneously with the increase, SVB Financial syndicated $35.0 million, or 46.667% of the total facility, to another lender. SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The highest outstanding balance under the facility for the nine months ended September 30, 2007 was $42.0 million.

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

In June 2007, Mr. Felda Hardymon, a director of SVB Financial, invested $0.5 million in SVB Capital Partners II, L.P. (“SCPII”), a fund in the current amount of $90.1 million that invests in privately held companies. SCPII is managed by its general partner, a wholly-owned subsidiary of SVB Financial, which holds a minority interest in the fund. Additionally in June 2007, Mr. Jim Porter, also a director of SVB Financial, invested $0.2 million in SVB India Capital Partners I, L.P. (“SICP”), a $53.9 million fund which primarily invests in privately-held companies in India. SICP is managed by its general partner, a wholly-owned subsidiary of SVB Financial, which holds a minority interest in the fund.

16. Legal Matters

On October 4, 2007, a consolidated class action was filed in the United States District Court for the Central District of California, purportedly on behalf of a class of investors who purchased the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Vitesse, the Bank and other named defendants in connection with alleged fraudulent recognition of revenue by Vitesse, specifically with respect to sales of certain accounts receivable to the Bank. This action is in the preliminary stages with respect to the Bank. No discovery has taken place and no trial date has been set. While it is still too early to predict the outcome of the litigation, we believe the suit is without merit and intends to vigorously defend against the claims.

Additionally, certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. Where appropriate, as we determine, we establish reserves in accordance with SFAS No. 5, Accounting for Contingencies. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

17. Subsequent Events

For the period October 1, 2007 through November 1, 2007, we repurchased 303,969 shares of our common stock at a total cost of $14.9 million. As of close of business, November 1, 2007, $184.3 million of our common shares may still be repurchased under our current common stock repurchase program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements; Reclassifications

This Quarterly Report on Form 10-Q, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part 1, Item 2 below, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, but are not limited to, the following:

•

Projections of our revenues, income, earnings per share, noninterest costs (including professional service, compliance, compensation and other costs), cash flows, balance sheet, capital expenditures, capital structure or other financial items

•	Descriptions of strategic initiatives, plans, objectives and expectations of our management for the Company

•	Forecasts of expected levels of provisions for loan losses, loan growth, deposits, fees for deposit services, letters of credit, foreign exchange, noninterest expense, and client funds

•	Forecasts of venture capital and private equity funding levels

•	Forecasts of interest rates and net interest margin

•	Forecasts of future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

•	Sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and impact to earnings from a change in interest rates

•	Realization, timing and performance of equity or other investments

•	Management of our liquidity position

•	Development of our later-stage corporate technology lending efforts

•	Growth in loan balances

•	Credit quality of our loan portfolio

•	Levels of nonperforming loans

•	Capital and liquidity provided by funds generated through retained earnings

•	Activities for which capital will be used or required

•	Ability to expand on opportunities to increase our liquidity

•	Use of excess capital

•	Volatility of performance of our investment portfolio

•	Impact of our tax obligations and positions

•	Profitability of our products and services

•	Venture capital and private equity funding levels

•	Strategic initiatives

•	Realization of revenues from SVB Alliant

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part II, Item 1A below. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this report. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and accompanying notes as presented in Part I, Item 1 of this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”).

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

We offer commercial banking products and services through our banking subsidiary, Silicon Valley Bank (the “Bank”), which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as funds management, private equity investment and equity valuation services, through the other subsidiaries and divisions of the company.

We operate through 27 offices, including an administrative office, in the United States and three internationally in the United Kingdom, India and China. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400. Hereafter when we refer to “we”, “our”, “us” or the “Company”, we mean SVB Financial Group and all of its subsidiaries collectively, including the Bank. When we refer to “SVB Financial” or “the parent company,” we are referring only to the parent company, SVB Financial Group.

Our business generates three distinct primary sources of income: interest rate differentials, fee-based services and investments in private equity funds and other securities.

We generate income from interest rate differentials. The difference between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life science and private equity industry sectors, and, to a lesser extent, from premium wine industry commercial clients and individual clients served by our SVB Private Client Services group. We do not obtain deposits from conventional retail sources and currently have no brokered deposits.

Fee-based services also generate income for our business. We market a full range of financial services to all of our commercial and private equity firm clients, including commercial banking, private client, investment advisory, asset management, global consulting and valuation services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

We also seek to obtain returns by managing and investing in private equity funds and obtaining rights to acquire stock in client companies. We manage and invest in private equity funds that invest directly in privately held companies, as well as funds that invest in other private equity funds. Additionally, as part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of warrants in certain client companies.

In addition to the above three primary sources of income, we also generate income from other sources.

We have four operating segments in which we report our financial information: Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. As previously announced, we reached a decision in July 2007 to cease operations of SVB Alliant and SVB Alliant Europe Limited. The Company elected to have SVB Alliant complete a limited number of client transactions, the last of which are currently expected to be completed during the fourth quarter of 2007 or the first quarter of 2008. The Company has realized certain revenues from these transactions and currently expects to realize additional revenues from SVB Alliant. Accordingly, the Company continues to report financial information relating to SVB Alliant as a separate operating segment in this Quarterly Report.

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

There have been no significant changes during the nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2006 Form 10-K.

Recent Accounting Pronouncements

Please refer to the discussion of our recent accounting pronouncements in Note 2 (Summary of Significant Accounting Policies) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 above.

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

Net Interest Income (Fully Taxable-Equivalent Basis)

Net interest income was $96.0 million for the three months ended September 30, 2007, an increase of $5.8 million or 6.4 percent, compared to $90.2 million for the comparable 2006 period. The increase in net interest income was primarily due to a $14.6 million increase in income from our loan portfolio and a $1.3 million increase in interest income from short-term investment securities, partially offset by a $7.0 million increase in interest expense and a $3.1 million decrease in interest income from our investment securities portfolio.

The increase in interest income from our loan portfolio is primarily related to growth in our loan portfolio. Average loans outstanding for the three months ended September 30, 2007 totaled $3.63 billion, compared to $2.98 billion for the comparable 2006 period. The increase in average loans outstanding of $654.2 million was driven primarily by our commercial loan portfolio, which increased by $580.2 million as a result of our focus on serving later-staged clients and loan growth increases from all industry segments, with particularly strong growth in loans to private equity firms for capital calls. The average yield on our loan portfolio was 10.19 percent for the three months ended September 30, 2007, compared to 10.49 percent for the comparable 2006 period.

We lowered our Prime Lending Rate by 50 basis points to 7.75 percent on September 19, 2007. Additionally, we lowered our Prime Lending Rate by 25 basis points to 7.50 percent on November 1, 2007. Our Prime Lending Rate was lowered in line with the Federal Reserve’s lowering of the targeted federal funds rate.

The increase in interest expense is primarily related to increases in interest expense from long-term debt and deposits, partially offset by a decrease in interest expense from short-term borrowings. Average long-term debt increased by $648.2 million to $847.2 million, primarily due to the issuance of $500 million of long-term debt in May 2007 and the utilization of $150 million of long-term Federal Home Loan Bank (“FHLB”) advances beginning in the fourth quarter of 2006. The proceeds from the long-term debt were used to pay-down our short-term borrowings, which decreased by $317.7 million to $205.7 million for the three months ended September 30, 2007, compared to $523.4 million for the comparable 2006 period. Short-term borrowings are a significant source of funding to support the growth of our loan portfolio. The increase in interest expense from deposits was primarily related to our new money market deposit product for early stage clients introduced in May 2007, which bears higher yields compared to our other money market products.

The decrease in interest income from our investment securities portfolio reflects lower levels of investment securities due to scheduled maturities and prepayments. Average interest-earning investment securities were $1.33 billion for the three months ended September 30, 2007, a decrease of $259.2 million or 16.3 percent, from $1.59 billion for the comparable 2006 period.

Net interest income was $284.6 million for the nine months ended September 30, 2007, an increase of $23.9 million or 9.2 percent, compared to $260.7 million for the comparable 2006 period. The increase in net interest income was primarily due to growth of $648.3 million in our average loan portfolio and the effect of increases in our average Prime Lending Rate, which increased to 8.23 percent for the nine months ended September 30, 2007, compared to 7.85 percent for the comparable 2006 period. Additionally, we had an increase of $4.9 million in interest income from short-term investments due to increases in amounts of short-term investments. These increases were partially offset by a decrease of $11.7 million in interest income from our investment securities portfolio due to scheduled maturities and prepayments and the sale of $119.1 million of securities in the second quarter of 2006, as well as an increase of $21.8 million in interest expense primarily from short-term borrowings and long-term debt. The increases in average short-term borrowings and long-term debt were used to fund the growth of our loan portfolio.

Summary of Interest Changes Due to Volume and Rate (Fully Taxable-Equivalent Basis)

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” The following table sets forth changes in interest income for each major category of interest-earning assets and interest expense for each major category of interest-bearing liabilities. The table also reflects the amount of simultaneous changes attributable to both volume and rate changes for the periods indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.

	2007 Compared to 2006			2007 Compared to 2006
	Three Months Ended September 30, Increase (Decrease) Due to Change in			Nine Months Ended September 30, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	$1,409	$(85)	$1,324	$4,004	$925	$4,929
Investment securities (Taxable)	(2,814)	9	(2,805)	(11,470)	746	(10,724)
Investment securities (Non-Taxable)	(304)	(17)	(321)	(1,030)	31	(999)
Loans	16,860	(2,303)	14,557	50,403	2,070	52,473

Increase (decrease) in interest income, net	15,151	(2,396)	12,755	41,907	3,772	45,679

Interest expense:
NOW deposits	(3)	—	(3)	(6)	(4)	(10)
Regular money market deposits	(101)	216	115	(478)	497	19
Bonus money market deposits	35	1,103	1,138	(436)	1,301	865
Time deposits	(2)	127	125	4	592	596
Short-term borrowings	(4,196)	(304)	(4,500)	1,755	370	2,125
Contingently convertible debt	2	(2)	—	4	8	12
Junior subordinated debentures	(5)	13	8	37	164	201
Senior and subordinated notes	7,992	—	7,992	11,837	—	11,837
Other long-term debt	2,106	(14)	2,092	6,185	—	6,185

Increase in interest expense, net	5,828	1,139	6,967	18,902	2,928	21,830

Increase (decrease) in net interest income	$9,323	$(3,535)	$5,788	$23,005	$844	$23,849

Net Interest Margin (Fully Taxable-Equivalent Basis)

Net interest margin was 7.18 percent for the three months ended September 30, 2007, compared to 7.45 percent for the comparable 2006 period. The decrease in net interest margin was due to a decrease in our loan yield, primarily from lower fee income recognized. Our net interest margin also decreased due to increases in rates paid on our interest-bearing liabilities from the issuance of long-term debt in May 2007 and utilization of long-term FHLB advances, as well as the introduction of our new money market deposit product for early stage clients, partially offset by decreases from the pay-down of short-term borrowings. The long-term debt issued in May 2007 was composed of $250.0 million in senior notes due in June 2012 with a fixed coupon of 5.70%, and $250.0 million in subordinated notes due in June 2017 with a fixed coupon of 6.05% (collectively, the “Notes”). Concurrent with the issuance of the Notes, we entered into interest rate swap agreements whereby we swapped the fixed interest rates for variable rates based on LIBOR.

Net interest margin was 7.38 percent for the nine months ended September 30, 2007, compared to 7.34 percent for the comparable 2006 period. The increase in net interest margin was largely due to growth and increases in yield of our loan portfolio and increased fee income due to loan prepayments. Our net interest margin was negatively affected by increases in short-term borrowings and long-term debt used to fund the growth of our loan portfolio and the introduction of our new money market deposit product for early stage clients in May 2007.

Average Balances, Yields and Rates Paid (Fully Taxable-Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following table sets forth average assets, liabilities, minority interest and stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2007 and 2006, respectively.

Average Balances, Rates and Yields Three Months Ended September 30, 2007 and 2006

	Three months ended September 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreement the resell and other short-term investment securities (1)	$350,833	$4,485	5.07%	$240,767	$3,161	5.21%
Investment securities:
Taxable	1,277,910	14,915	4.63	1,518,983	17,720	4.63
Non-taxable (2)	48,486	813	6.65	66,620	1,134	6.75
Loans:
Commercial	3,077,872	82,957	10.69	2,497,698	69,277	11.00
Real estate construction and term	258,700	4,233	6.49	201,147	3,567	7.04
Consumer and other	293,707	6,053	8.18	277,192	5,842	8.36

Total loans, net of unearned income	3,630,279	93,243	10.19	2,976,037	78,686	10.49

Total interest-earning assets	5,307,508	113,456	8.48	4,802,407	100,701	8.32

Cash and due from banks	283,711			242,194
Allowance for loan losses	(45,174)			(39,088)
Goodwill	4,092			18,521
Other assets (3)	537,179			381,537

Total assets	$6,087,316			$5,405,571

Funding sources:
Interest-bearing liabilities:
NOW deposits	$30,647	$31	0.40%	$33,660	$34	0.40%
Regular money market deposits	149,580	513	1.36	191,418	398	0.82
Bonus money market deposits	567,345	2,283	1.60	551,071	1,145	0.82
Time deposits	321,243	745	0.92	322,310	620	0.76

Total interest-bearing deposits	1,068,815	3,572	1.33	1,098,459	2,197	0.79
Short-term borrowings	205,715	2,701	5.21	523,352	7,201	5.46
Contingently convertible debt	149,011	232	0.62	148,090	232	0.62
Junior subordinated debentures	49,798	853	6.80	50,117	845	6.69
Senior and subordinated notes	495,771	7,992	6.40	—	—	—
Other long-term debt	152,669	2,113	5.49	837	21	9.95

Total interest-bearing liabilities	2,121,779	17,463	3.27	1,820,855	10,496	2.29
Portion of noninterest-bearing funding sources	3,185,729			2,981,552

Total funding sources	5,307,508	17,463	1.30	4,802,407	10,496	0.87

Noninterest-bearing funding sources:
Demand deposits	2,867,812			2,735,481
Other liabilities	193,955			117,911
Minority interest in capital of consolidated affiliates	227,072			151,496
Stockholders’ equity	676,698			579,828
Portion used to fund interest-earning assets	(3,185,729)			(2,981,552)

Total liabilities, minority interest, and stockholders’ equity	$6,087,316			$5,405,571

Net interest income and margin		$95,993	7.18%		$90,205	7.45%

Total deposits	$3,936,627			$3,833,940

(1)	Includes average interest-bearing deposits in other financial institutions of $59.4 million and $29.1 million for the three months ended September 30, 2007 and 2006, respectively.
(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent. The tax equivalent adjustments were $0.3 million and $0.4 million for the three months ended September 30, 2007 and 2006, respectively.
(3)	Average investment securities of $250.3 million and $155.6 million for the three months ended September 30, 2007 and 2006, respectively, were classified as Other Assets as they were noninterest-earning assets.

Average Balances, Rates and Yields Nine Months Ended September 30, 2007 and 2006

	Nine months ended September 30,
	2007			2006
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities (1)	$326,761	$12,660	5.18%	$221,458	$7,731	4.67%
Investment securities:
Taxable	1,340,953	46,990	4.69	1,668,553	57,714	4.62
Non-taxable (2)	50,618	2,603	6.88	70,646	3,602	6.82
Loans:
Commercial	2,900,526	237,211	10.93	2,346,110	189,879	10.82
Real estate construction and term	242,678	12,080	6.66	185,717	9,575	6.89
Consumer and other	296,320	18,235	8.23	259,439	15,599	8.04

Total loans, net of unearned income	3,439,524	267,526	10.40	2,791,266	215,053	10.30

Total interest-earning assets	5,157,856	329,779	8.55	4,751,923	284,100	7.99

Cash and due from banks	276,202			241,805
Allowance for loan losses	(42,979)			(38,095)
Goodwill	15,435			29,802
Other assets (3)	509,414			337,377

Total assets	$5,915,928			$5,322,812

Funding sources:
Interest-bearing liabilities:
NOW deposits	$36,114	$107	0.40%	$38,049	$117	0.41%
Regular money market deposits	161,748	1,414	1.17	228,398	1,395	0.82
Bonus money market deposits	523,636	4,548	1.16	587,803	3,683	0.84
Time deposits	320,180	2,259	0.94	319,357	1,663	0.70

Total interest-bearing deposits	1,041,678	8,328	1.07	1,173,607	6,858	0.78
Short-term borrowings	388,622	15,556	5.35	344,571	13,431	5.21
Contingently convertible debt	148,789	709	0.64	147,898	697	0.63
Junior subordinated debentures	50,704	2,563	6.76	49,935	2,362	6.32
Senior and subordinated notes	246,775	11,837	6.41	—	—	—
Other long-term debt	152,669	6,227	5.45	924	42	6.08

Total interest-bearing liabilities	2,029,237	45,220	2.98	1,716,935	23,390	1.82
Portion of noninterest-bearing funding sources	3,128,619			3,034,988

Total funding sources	5,157,856	45,220	1.17	4,751,923	23,390	0.65

Noninterest-bearing funding sources:
Demand deposits	2,838,187			2,778,969
Other liabilities	183,440			110,809
Minority interest in capital of consolidated affiliates	199,927			137,168
Stockholders’ equity	665,137			578,931
Portion used to fund interest-earning assets	(3,128,619)			(3,034,988)

Total liabilities, minority interest, and stockholders’ equity	$5,915,928			$5,322,812

Net interest income and margin		$284,559	7.38%		$260,710	7.34%

Total deposits	$3,879,865			$3,952,576

(1)	Includes average interest-bearing deposits in other financial institutions of $50.8 million and $29.7 million for the nine months ended September 30, 2007 and 2006, respectively.
(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent. The tax equivalent adjustments were $0.9 million and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively.
(3)	Average investment securities of $233.2 million and $137.7 million for the nine months ended September 30, 2007 and 2006, respectively, were classified as Other Assets as they were noninterest-earning assets.

Provision for Loan Losses

The provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans.

The following table summarizes our provision for loan losses for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Gross loan charge-offs	$4,138	$3,216	$14,754	$10,427
Loan recoveries	(1,856)	(2,091)	(5,367)	(8,296)
Provision for loan growth and other	873	1,642	1,478	2,764

Provision for Loan Losses	$3,155	$2,767	$10,865	$4,895

Provision as a percentage of total gross loans (annualized)	0.33%	0.33%	0.38%	0.19%
Allowance for loan losses as a percentage of total gross loans	1.15%	1.18%	1.15%	1.18%

The provision for loan losses was higher in the three and nine months ended September 30, 2007 as compared to the comparable 2006 periods mainly due to higher charge-offs related to loans made to companies in the technology niche, as well as lower loan recoveries as we continue to experience historically low losses in our loan portfolio.

We consider our allowance for loan losses of $44.2 million adequate to cover credit losses inherent in the loan portfolio at September 30, 2007.

Noninterest Income

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Gains (losses) on investment securities, net	$14,719	$(2,048)	(818.7)%	$40,611	$(1,209)	—%
Client investment fees	13,127	11,555	13.6	37,813	32,164	17.6
Foreign exchange fees	6,714	5,182	29.6	17,778	15,494	14.7
Gains on derivative instruments, net	8,790	3,240	171.3	15,514	11,062	40.2
Corporate finance fees	5,166	1,999	158.4	11,568	7,212	60.4
Deposit service charges	3,933	2,747	43.2	10,711	7,235	48.0
Letter of credit and standby letter of credit income	2,671	2,617	2.1	8,363	7,609	9.9
Other	9,914	5,676	74.7	25,837	15,780	63.7

Total noninterest income	$65,034	$30,968	110.0%	$168,195	$95,347	76.4%

Gains (Losses) on Investment Securities, Net

Gains on investment securities, net was $14.7 million for the three months ended September 30, 2007, compared to losses on investment securities, net of $2.0 million for the comparable 2006 period. Net gains on investment securities of $14.7 million for the three months ended September 30, 2007 were mainly attributable to net gains of $12.8 million from two of our managed funds of funds and $3.2 million from two of our sponsored debt funds, partially offset by net losses of $1.2 million from one of our managed co-investment funds. The net gains on investment securities of $14.7 million were primarily related to net increases of $8.2 million in net gains from valuation adjustments and $6.5 million in gains from distributions. Of the $14.7 million in net gains, $11.5 million was attributable to minority interests, and these amounts are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net (Income)/Loss of Consolidated Affiliates”. Net losses on investment securities of $2.0 million for the three months ended September 30, 2006 were mainly attributable to net losses of $2.4 million from one of our managed funds of funds and $1.2 million from one of our sponsored debt funds, partially offset by net gains of $1.3 million from one of our other managed funds of funds.

Gains on investment securities, net was $40.6 million for the nine months ended September 30, 2007, compared to losses on investment securities, net of $1.2 million for the comparable 2006 period. Net gains on investment securities of $40.6 million for the nine months ended September 30, 2007 were mainly attributable to net gains of $25.3 million from three of our managed funds of funds and $15.9 million from two of our sponsored debt funds, partially offset by net losses of $1.5 million from one of our managed co-investment funds. The net gains on investment securities of $40.6 million were primarily related to net increases of $12.5 million in net gains from valuation adjustments and $28.1 million in gains from distributions. Of the $40.6 million in net gains, $28.7 million was attributable to minority interests. Net losses on investment securities of $1.2 million for the nine months ended September 30, 2006 were mainly attributable to net losses of $3.2 million from the sale of $119.1 million of securities in the second quarter of 2006, partially offset by net gains of $2.3 million from two of our managed funds of funds.

At September 30, 2007, we held, either directly or through six of our managed investment funds, investments in 385 private equity funds, 57 companies and three sponsored debt funds.

Client Investment Fees

Client investment fees were $13.1 million and $37.8 million for the three and nine months ended September 30, 2007, respectively, compared to $11.6 million and $32.2 million for the comparable 2006 periods. The increases in client investment fees were attributable to the growth in average client investment funds. The following table summarizes average client investment funds for the three and nine months ended September 30, 2007 and 2006.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2007	2006	% Change	2007	2006	% Change
Client directed investment assets (1)	$12,584	$10,976	14.7%	$12,245	$10,407	17.7%
Client investment assets under management	5,734	4,554	25.9	5,466	4,260	28.3
Sweep money market funds	2,414	2,291	5.4	2,379	2,215	7.4

Total average client investment funds (2)	$20,732	$17,821	16.3%	$20,090	$16,882	19.0%

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client funds invested through SVB Financial Group are maintained at third party financial institutions.

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency exchange on behalf of our clients. Foreign exchange fees were $6.7 million and $17.8 million for the three and nine months ended September 30 2007, respectively, compared to $5.2 million and $15.5 million for the comparable 2006 periods. The increases in foreign exchange fees were primarily due to increases in volumes and higher values of international trades by our clients. Foreign exchange fees were previously presented as a component of gains on derivative instruments, net, within noninterest income in the consolidated statements of income.

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
(Losses) gains on foreign exchange forwards, net (1)	$(90)	$182	(149.5)%	$381	$761	(49.9)%
Change in fair value of interest rate swap (2)	(338)	397	(185.1)	(81)	(4,060)	(98.0)
Equity warrant assets:
Gains on exercise, net	7,689	3,693	108.2	11,555	7,441	55.3
Change in fair value (3):
Cancellations and expirations	(514)	(1,623)	(68.3)	(1,981)	(3,099)	(36.1)
Other changes in fair value	2,043	591	245.7	5,640	10,019	(43.7)

Total net gains on equity warrant assets (4)	9,218	2,661	246.4	15,214	14,361	5.9

Total gains on derivative instruments, net	$8,790	$3,240	171.3%	$15,514	$11,062	40.2%

(1)	Represents the change in the fair value of foreign exchange forward contracts executed on behalf of clients and contracts with correspondent banks to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income.
(2)	For the three and nine months ended September 30, 2007 and 2006, the amount represents the change in the fair value hedge implemented in April 2006. Prior to the fair value hedge implemented in April 2006, the amount represents the cumulative change in market value of the interest rate swap prior to its designation as a fair value hedge. Please refer to the discussion of our interest rate swap agreement related to our junior subordinated debentures in Note 10 (Derivative Financial Instruments) of the “Notes to Interim Consolidated Financial Statements (unaudited)” in Part I, Item 1.
(3)	At September 30, 2007, we held warrants in 1,206 companies, compared to 1,275 companies at September 30, 2006.
(4)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to minority interests are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net (Income)/Loss of Consolidated Affiliates”.

The increase in net gains on derivative instruments of $5.6 million for the three months ended September 30, 2007, compared to the comparable 2006 period was primarily due to higher gains on exercises of equity warrant assets arising from merger and acquisition activities and initial public offerings of stock by certain companies in our warrant portfolio and higher gains recognized from valuation adjustments of our equity warrant assets. These increases were partially offset by unfavorable changes in the fair value hedge agreement for our junior subordinated debentures.

The net gains on derivatives of $8.8 million for the three months ended September 30, 2007 were primarily related to $7.7 million in net gains from exercised warrants and $1.1 million in net increase in fair value.

The increase in net gains on derivative instruments of $4.5 million for the nine months ended September 30, 2007, compared to the comparable 2006 period was primarily due to gains on exercises of equity warrant assets arising from merger and acquisition activities and initial public offerings of stock by certain companies in our warrant portfolio and favorable changes in the fair value hedge agreement for our junior subordinated debentures. These increases were partially offset by lower gains recognized from valuation adjustments of our equity warrant assets. The net gains on derivatives of $15.5 million for the nine months ended September 30, 2007 were primarily related to $11.6 million in net gains from exercised warrants and $3.9 million in net increase in fair value.

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

Corporate Finance Fees

Corporate finance fees were $5.2 million for the three months ended September 30, 2007, compared to $2.0 million for the comparable 2006 period. The increase of $3.2 million was attributable to higher income from success fees recognized at SVB Alliant of $2.3 million, and an increase in revenue recognized of $0.9 million on certain previously collected retainer fees related to terminated contracts. In July 2007, we reached a decision to cease operations at SVB Alliant. We have elected to have SVB Alliant complete a limited number of client transactions, the last of which are currently expected to be completed during the fourth quarter of 2007 or the first quarter of 2008.

Corporate finance fees were $11.6 million for the nine months ended September 30, 2007, compared to $7.2 million for the comparable 2006 period. The increase of $4.4 million was primarily attributable to higher income from success fees recognized at SVB Alliant.

Deposit Service Charges

Deposit service charges were $3.9 million and $10.7 million for the three and nine months ended September 30, 2007, respectively, compared to $2.7 million and $7.2 million for the comparable 2006 periods. The increases in deposit service charges were attributable to an increase in fee rates and volume of transactions.

Other Noninterest Income

A summary of other noninterest income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Fund management fees	$1,901	$1,226	55.1%	$6,643	$2,892	129.7%
Credit card fees	1,558	1,143	36.3	4,322	3,338	29.5
Service-based fee income	1,708	369	362.9	3,646	378	864.6
Gains on foreign exchange loans revaluation, net	2,133	275	675.6	3,016	1,548	94.8
Other	2,614	2,663	(1.8)	8,210	7,624	7.7

Total other noninterest income	$9,914	$5,676	74.7%	$25,837	$15,780	63.7%

Other noninterest income was $9.9 million for the three months ended September 30, 2007, compared to $5.7 million for the comparable 2006 period. The increase of $4.2 million was primarily related to an increase in income on revaluations of foreign currency denominated loans due to a weaker U.S. dollar, an increase in service-based fee income primarily related to increased income from our subsidiary, SVB Analytics, which commenced operations in the second quarter of 2006, an increase in fund management fees due to additional managed investment funds which closed in the second quarter of 2007, and an increase in other income, primarily due to a $0.8 million payment received in the third quarter of 2007 related to an early exit from one of our domestic office leases.

Other noninterest income was $25.8 million for the nine months ended September 30, 2007, compared to $15.8 million for the comparable 2006 period. The increase of $10.0 million was primarily related to an increase in fund management fees, an increase in service-based fee income from SVB Analytics and from eProsper, a company in which we acquired a 65% ownership stake during the third quarter of 2006, an increase in income on revaluations of foreign currency denominated loans, and an increase in credit card fees related to an increase in volumes.

Noninterest Expense

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Compensation and benefits	$56,460	$45,505	24.1%	$161,777	$138,701	16.6%
Professional services	7,847	11,363	(30.9)	23,673	29,792	(20.5)
Impairment of goodwill	—	—	—	17,204	18,434	(6.7)
Net occupancy	5,149	4,112	25.2	16,238	12,615	28.7
Furniture and equipment	4,567	3,899	17.1	14,820	11,274	31.5
Business development and travel	2,429	3,013	(19.4)	8,747	8,754	(0.1)
Correspondent bank fees	1,511	1,510	0.1	4,371	4,092	6.8
Telephone	1,178	1,040	13.3	4,034	2,827	42.7
Data processing services	1,054	944	11.7	2,940	2,933	0.2
(Reduction of) provision for unfunded credit commitments	(973)	458	(312.4)	(2,778)	(3,363)	(17.4)
Other	3,737	3,163	18.1	11,966	13,274	(9.9)

Total noninterest expense	$82,959	$75,007	10.6%	$262,992	$239,333	9.9%

Compensation and Benefits

Compensation and benefits expenses were $56.5 million and $161.8 million for the three and nine months ended September 30, 2007, respectively, compared to $45.5 million and $138.7 million for the comparable 2006 periods. The increases were largely due to higher incentive compensation costs related to our strong financial performance, as well as increases in the number of average full-time equivalent (“FTE”) employees and higher rates of employee salaries and wages, partially offset by a decrease in share-based payment expense due to a decrease in stock option grants.

Incentive compensation plan expense was $14.7 million and $32.3 million for the three and nine months ended September 30, 2007, respectively, compared to $4.5 million and $16.1 million for the comparable 2006 periods. The average number of FTE employees for the three and nine months ended September 30, 2007 was 1,137 and 1,151, respectively, compared to 1,105 and 1,063 for the comparable 2006 periods. Share-based payment expense was $3.8 million and $12.0 million for the three and nine months ended September 30, 2007, respectively, compared to $5.2 million and $16.8 million for the comparable 2006 periods.

Professional Services

Professional services expense was $7.8 million and $23.7 million for the three and nine months ended September 30, 2007, respectively, compared to $11.4 million and $29.8 million for the comparable 2006 periods. Professional services include consulting, legal, audit and other fees. Also included in professional services expense are management fees paid by our managed funds to the general partners at SVB Capital for funds management. The decreases in professional services were largely due to decreases in consulting costs and audit related fees. We incurred higher consulting costs and audit related fees in the three and nine months ended September 30, 2006 as part of our efforts to enhance and maintain compliance with various regulations, the commitment of resources to enhance and audit internal controls to accomplish and adhere to the provision of the Sarbanes-Oxley Act of 2002, as well as expenses associated with certain Information Technology (“IT”) projects.

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

Net Occupancy

Net occupancy expense was $5.1 million for the three months ended September 30, 2007, compared to $4.1 million for the comparable 2006 period. The increase was primarily due to entry into new domestic office lease agreements and amortization of related leasehold improvements.

Net occupancy expense was $16.2 million for the nine months ended September 30, 2007, compared to $12.6 million for the comparable 2006 period. The increase was primarily due to $1.7 million of lease exit costs related to consolidation of offices aimed at improving synergy and efficiency across business units and entry into new domestic office lease agreements.

Furniture and Equipment

Furniture and equipment expense was $4.6 million and $14.8 million for the three and nine months ended September 30, 2007, respectively, compared to $3.9 million and $11.3 million for the comparable 2006 periods. The increases in furniture and equipment expense were primarily related to amortization of new IT systems, as well as office relocations.

Reduction of Provision for Unfunded Credit Commitments

We calculate the reduction of provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a reduction of provision of $1.0 million and $2.8 million to the liability for unfunded credit commitments for the three and nine months ended September 30, 2007, respectively, compared to a provision of $0.5 million and a reduction of provision of $3.4 million for the comparable 2006 periods. The reduction of provision for the three and nine months ended September 30, 2007 reflects our historical credit quality experience. Our reserve for unfunded credit commitments totaled $11.9 million at September 30, 2007, compared to $13.8 million at September 30, 2006.

Other Noninterest Expense

Other noninterest expense of $3.7 million for the three months ended September 30, 2007, was comparable to $3.2 million for the comparable 2006 period. Other noninterest expense was $12.0 million for the nine months ended September 30, 2007, compared to $13.3 million for the comparable 2006 period. The decrease of $1.3 million was primarily related to a $1.8 million charge recorded during the second quarter of 2006 in connection with the settlement of a litigation matter, and a $1.0 million decrease in advertising and promotion expenses. These decreases were partially offset by a $1.4 million loss recorded in the second quarter of 2007 related to the sale of foreclosed property classified as Other Real Estate Owned (“OREO”).

Minority Interest in Net (Income)/Loss of Consolidated Affiliates

Minority interest in the net income of consolidated affiliates is primarily related to the minority interest holders’ portion of investment gains or losses and management fees in our managed funds.

A summary of minority interest in net income/(loss) of consolidated affiliates, for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Net interest income (1)	$357	$703	(49.2)%	$1,045	$1,956	(46.6)%
Noninterest income (1)	12,429	(149)	—	30,995	6,590	370.3
Noninterest expense (1)	(2,665)	(1,473)	80.9	(8,189)	(3,407)	140.4
Carried interest (2)	337	—	—	2,788	—	—

Minority interest in net income/(loss) of consolidated affiliates	$10,458	$(919)	—%	$26,639	$5,139	418.4%

(1)	Represents minority interest share in net interest income, noninterest income, and noninterest expense of consolidated affiliates.
(2)	Represents the preferred allocation of income earned by the general partner managing one of our sponsored debt funds.

Minority interest in net income of consolidated affiliates was $10.5 million for the three months ended September 30, 2007, compared to a $0.9 million loss for the comparable 2006 period. Minority interest in net income of consolidated affiliates of $10.5 million for the three months ended September 30, 2007 was primarily due to noninterest income of $12.4 million, primarily related to investment gains from our consolidated funds, particularly related to investment gains from two of our managed funds of funds and two of our sponsored debt funds, partially offset by net losses from one of our managed co-investment funds. These increases were partially offset by noninterest expense of $2.7 million primarily related to management fees paid by our managed funds to the general partners at SVB Capital for funds management.

Minority interest in net income of consolidated affiliates was $26.6 million for the nine months ended September 30, 2007, compared to $5.1 million for the comparable 2006 period. Minority interest in net income of consolidated affiliates of

$26.6 million for the nine months ended September 30, 2007 was primarily due to noninterest income of $31.0 million, largely related to investment gains from our consolidated funds, particularly related to investment gains from three of our managed funds of funds and two of our sponsored debt funds, partially offset by net losses from one of our managed co-investment funds. These increases were partially offset by noninterest expense of $8.2 million primarily related to management fees paid by our managed funds.

Income Taxes

Our effective tax rate was 40.60 percent for the three months ended September 30, 2007, compared to 42.69 percent for the comparable 2006 period. The decrease in the tax rate was primarily attributable to the tax impact of lower non-deductible share-based payment expenses on our overall pre-tax income and a lower state tax rate. The lower state tax rate was attributable to increases in income in lower state tax jurisdictions.

Our effective tax rate was 40.95 percent for the nine months ended September 30, 2007, compared to 42.29 percent for the comparable 2006 period. The decrease in the tax rate was primarily attributable to the tax impact of lower non-deductible share-based payment expenses on the overall pre-tax income.

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

We recognize interest and penalties related to unrecognized tax benefits as a component of operating expenses. Total accrued interest and penalties at January 1, 2007 were immaterial. At September 30, 2007, our unrecognized tax benefits increased by $0.1 million to $1.1 million, which if recognized, would reduce our effective tax rate. Total accrued interest and penalties at September 30, 2007 was $0.1 million.

Operating Segment Results

We have four operating segments in which we report our financial information: Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in Note 12 (Segment Reporting) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1, above.

Our primary source of revenue is from net interest income, which is the difference between interest earned on loans, net of funds transfer pricing, and interest paid on deposits, net of funds transfer pricing. Accordingly, our segments are reported using net interest income, net of funds transfer pricing (“FTP”). FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. Allocated expenses are noninterest expenses allocated to the business units and include facility costs, general administrative and operational overhead expenses. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes. Total average assets equal the greater of total average assets or the sum of total average deposits and total average stockholders’ equity for each segment. The following is our segment information for the three and nine months ended September 30, 2007 and 2006.

Income generated by banking services and financial solutions provided to private equity clients is included under the Commercial Banking segment effective January 1, 2007. Prior to January 1, 2007, it was included in the SVB Capital segment. Income generated by the SVB Wine Division is included under the Other Business Services segment effective July 1, 2007. Prior to July 1, 2007, it was included in the Commercial Banking segment. All prior period amounts have been reclassified to conform with current period presentations.

Commercial Banking

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Net interest income	$86,419	$76,455	13.0%	$251,243	$216,959	15.8%
Provision for loan losses	(2,247)	(1,056)	112.8	(9,312)	(3,268)	184.9
Noninterest income	36,927	26,386	39.9	96,967	74,490	30.2
Noninterest expense	(60,765)	(57,287)	6.1	(178,968)	(162,892)	9.9

Income before income tax expense	$60,334	$44,498	35.6	$159,930	$125,289	27.6

Total average loans	$2,806,699	$2,210,239	27.0	$2,608,327	$2,068,351	26.1
Total average assets	4,218,448	4,087,318	3.2	4,133,441	4,190,178	(1.4)
Total average deposits	$3,683,120	$3,606,705	2.1%	$3,614,993	$3,709,631	(2.6)%

Income Before Income Tax Expense

Three months ended September 30, 2007 and 2006

Net interest income for the three months ended September 30, 2007 was $86.4 million, compared to $76.5 million for the comparable 2006 period. The increase of $9.9 million was primarily related to an increase of $8.9 million driven by higher loan volumes and an increase of $0.9 million driven by higher deposit volumes.

Net loan loss charge-offs for the three months ended September 30, 2007 were $2.2 million, compared to $1.1 million for the comparable 2006 period.

Noninterest income was $36.9 million for the three months ended September 30, 2007, compared to $26.4 million for the comparable 2006 period. The increase of $10.5 million was primarily driven by $5.3 million in higher net gains from the exercises of equity warrant assets, a $1.7 million increase in foreign exchange fees, a $1.6 million increase in client investment fees and a $1.4 million increase in deposit service charges.

Noninterest expense was $60.8 million for the three months ended September 30, 2007, compared to $57.3 million for the comparable 2006 period. The increase of $3.5 million was primarily related to a $2.1 million increase in allocated expenses and a $1.0 million increase in compensation expense. The increase in allocated expenses was primarily related to increases in compensation expense. The increase in direct compensation and benefits expense of $1.0 million was primarily related to a $1.1 million increase in incentive compensation.

Nine months ended September 30, 2007 and 2006

Net interest income for the nine months ended September 30, 2007 was $251.2 million, compared to $217.0 million for the comparable 2006 period. The increase of $34.2 million was related to an increase of $24.4 million driven by higher loan volumes and an increase of $13.3 million due primarily to higher rates on deposits, partially offset by a decrease of $3.5 million driven by lower deposit volumes.

Net loan loss charge-offs for the nine months ended September 30, 2007 were $9.3 million, compared to $3.3 million for the comparable 2006 period.

Noninterest income was $97.0 million for the nine months ended September 30, 2007, compared to $74.5 million for the comparable 2006 period. The increase of $22.5 million was primarily driven by $9.2 million in higher net gains from the exercises of equity warrant assets, a $5.6 million increase in client investment fees, a $3.4 million increase in deposit service charges and a $2.7 million increase in foreign exchange fees.

Noninterest expense was $179.0 million for the nine months ended September 30, 2007, compared to $162.9 million for the comparable 2006 period. The increase of $16.1 million was primarily related to an $8.7 million increase in allocated expenses, a $6.0 million increase in compensation and benefits, a $2.1 million increase in net occupancy expense and a $0.6 million increase in furniture and equipment expense. These increases were partially offset by a $1.8 million charge recorded during the second quarter of 2006, in connection with the settlement of a litigation matter. The increase in allocated expenses was primarily related to increases in compensation expense and furniture and equipment expense, partially offset by decreases in professional services expense. The increase in direct compensation and benefits expense of $6.0 million was primarily related to a $2.3 million increase in incentive compensation, a $2.0 million increase in base compensation and a $1.5 million increase in compensation cost allocations.

Financial Condition

Commercial Banking’s average loans were $2.8 billion and $2.6 billion for the three and nine months ended September 30, 2007, respectively, compared to $2.2 billion and $2.1 billion for the comparable 2006 periods. The loan products with the largest growth in 2007, compared to 2006, were core commercial loans, which grew by $507.9 million and $436.0 million for the three and nine months ended September 30, 2007, respectively, and asset-based lending, which grew by $77.2 million and $101.1 million for the three and nine months ended September 30, 2007, respectively. The increase in average loans reflect a favorable funding environment for all industry segments, with particularly strong growth in loans to private equity firms for capital calls.

Average deposits were $3.7 billion and $3.6 billion for the three and nine months ended September 30, 2007, respectively, compared to $3.6 billion and $3.7 billion for the comparable 2006 periods.

SVB Capital

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Net interest income	$166	$162	2.5%	$531	$602	(11.8)%
Noninterest income	5,703	1,876	204.0	19,491	7,703	153.0
Noninterest expense	(1,799)	(2,478)	(27.4)	(10,693)	(6,831)	56.5

Income (loss) before income tax expense	$4,070	$(440)	—	$9,329	$1,474	532.9

Total average assets	$313,840	$223,187	40.6%	$278,530	$204,667	36.1%

Income (Loss) Before Income Tax Expense

Three months ended September 30, 2007 and 2006

Noninterest income was $5.7 million for the three months ended September 30, 2007, compared to $1.9 million for the comparable 2006 period. Investment gains or losses related to our managed funds, net of the portion owned by minority interest holders, are included in noninterest income. The increase in noninterest income of $3.8 million was primarily a result of a $5.7 million increase in net gains on investments, net of minority interest and a $0.7 million increase in fund management fees due to the increase in funds managed in 2007. These increases were partially offset by a decrease of $2.0 million in income driven by lower net gains on derivative instruments, net of minority interest. The net gains on investments were primarily attributable to net gains from two of our managed funds of funds, primarily related to net increases in the fair values of fund investments and net gains from two of our sponsored debt funds, partially offset by net losses from one of our managed co-investment funds. Fund management fees totaled $1.9 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively.

Noninterest expense was $1.8 million for the three months ended September 30, 2007, compared to $2.5 million for the comparable 2006 period. The decrease of $0.7 million was primarily related to a $1.0 million decrease in compensation and benefits expense and a $0.5 million decrease in professional services expense, net of minority interest. These decreases were partially offset by a $0.7 million increase in allocated expenses, primarily related to increases in compensation expense.

Nine months ended September 30, 2007 and 2006

Noninterest income was $19.5 million for the nine months ended September 30, 2007, compared to $7.7 million for the comparable 2006 period. The increase of $11.8 million was primarily a result of a $13.2 million increase in net gains on investments, net of minority interest and a $3.7 million increase in fund management fees. These increases were partially offset by a decrease of $4.6 million in income driven by lower net gains from derivative instruments, net of minority interest. The net gains on investments were primarily attributable to net gains from three of our managed funds of funds, primarily related to net increases in the fair values of fund investments and net gains from two of our sponsored debt funds, partially offset by net losses from one of our managed co-investment funds. Fund management fees totaled $6.6 million and $2.9 million for the nine months ended September 30, 2007 and 2006, respectively.

Noninterest expense was $10.7 million for the nine months ended September 30, 2007, compared to $6.8 million for the comparable 2006 period. The increase of $3.9 million was primarily attributable to a preferred allocation of income of $2.8 million to the general partner managing one of our sponsored debt funds and a $1.0 million increase in direct cost allocations.

Financial Condition

SVB Capital’s average assets were $313.8 million for the three months ended September 30, 2007, compared to $223.2 million for the comparable 2006 period. The growth in average assets of $90.6 million was due primarily to $67.2 million related to increased capital contributions from three of our managed funds of funds and one of our co-investment funds and $11.7 million increase in cash and cash equivalent balances.

SVB Capital’s average assets were $278.5 million for the nine months ended September 30, 2007, compared to $204.7 million for the comparable 2006 period. The growth in average assets of $73.8 million was due primarily to $63.2 million related to increased capital contributions from three of our managed funds of funds and one of our co-investment funds and $7.7 million increase in cash and cash equivalent balances.

SVB Alliant

We reached a decision in July 2007 to cease operations at SVB Alliant. We have elected to have SVB Alliant complete a limited number of client transactions, the last of which are currently expected to be completed during the fourth quarter of 2007 or the first quarter of 2008. A summary of SVB Alliant segment information at and for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Net interest income	$235	$209	12.4%	$634	$488	29.9%
Noninterest income	5,165	1,932	167.3	11,510	7,142	61.2
Noninterest expense, excluding impairment of goodwill	(5,068)	(5,061)	0.1	(14,332)	(15,845)	(9.5)
Impairment of goodwill	—	—	—	(17,204)	(18,434)	(6.7)

Income (loss) before income tax expense	$332	$(2,920)	(111.4)	$(19,392)	$(26,649)	(27.2)

Total average assets	$42,949	$62,003	(30.7)	$54,520	$69,457	(21.5)
Goodwill	$—	$17,204	(100.0)%	$—	$17,204	(100.0)%

Income (Loss) Before Income Tax Expense

Three months ended September 30, 2007 and 2006

Noninterest income was $5.2 million for the three months ended September 30, 2007, compared to $1.9 million for the comparable 2006 period. The increase of $3.3 million was primarily attributable to higher income from success fees recognized of $2.3 million, and an increase in revenue recognized of $0.9 million on certain previously collected retainer fees related to terminated contracts.

Nine months ended September 30, 2007 and 2006

Noninterest income was $11.5 million for the nine months ended September 30, 2007, compared to $7.1 million for the comparable 2006 period. The increase of $4.4 million was primarily attributable to higher income from success fees recognized.

Noninterest expense was $31.5 million for the nine months ended September 30, 2007, compared to $34.3 million for the comparable 2006 period. Noninterest expense included goodwill impairment charges of $17.2 million and $18.4 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in noninterest expense of $2.8 million was primarily due to a $1.2 million decrease in impairment of goodwill charges, a $0.5 million decrease in compensation and benefits expense, a $0.4 million decrease in cost allocations, a $0.4 million decrease in business development and travel expense and a $0.2 million decrease in furniture and equipment expense.

Financial Condition

SVB Alliant’s average assets were $42.9 million for the three months ended September 30, 2007, compared to $62.0 million for the comparable 2006 period. The decrease in average assets of $19.1 million was mainly attributable to goodwill impairment of $17.2 million incurred during the second quarter of 2007. SVB Alliant’s average assets of $42.9 million for the three months ended September 30, 2007 consisted primarily of $20.6 million in cash and cash equivalent balances and $19.8 million in deferred tax assets.

SVB Alliant’s average assets were $54.5 million for the nine months ended September 30, 2007, compared to $69.5 million for the comparable 2006 period. The decrease in average assets of $15.0 million was mainly attributable to goodwill impairment of $17.2 million and $18.4 million in the second quarters of 2007 and 2006, respectively, partially offset by a $3.5 million increase in cash and cash equivalent balances. SVB Alliant’s average assets of $54.5 million for the nine months ended September 30, 2007 consisted primarily of $20.9 million in cash and cash equivalent balances, $19.6 million in deferred tax assets and $11.3 million in goodwill.

Other Business Services

Our Other Business Services group includes SVB Global, SVB Private Client Services, SVB Analytics, and the SVB Wine Division, which focuses on providing banking and financial products and services to our premium wine industry clients.

A summary of our other business services segment information at and for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2007	2006	% Change	2007	2006	% Change
Net interest income	$8,535	$8,395	1.7%	$26,046	$23,732	9.8%
Recovery of (provision for) loan losses	2	(70)	(102.9)	(39)	1,136	(103.4)
Noninterest income	2,512	1,064	136.1	5,494	2,741	100.4
Noninterest expense	(11,878)	(7,316)	62.4	(33,381)	(22,649)	47.4

(Loss) income before income tax expense	$(829)	$2,073	(140.0)	$(1,880)	$4,960	(137.9)

Total average loans	$800,709	$734,985	8.9	$797,726	$692,419	15.2
Total average assets	883,892	820,166	7.8	891,288	778,542	14.5
Total average deposits	236,533	209,597	12.9	248,535	219,498	13.2
Goodwill	$4,092	$4,039	1.3%	$4,092	$4,039	1.3%

(Loss) Income Before Income Tax Expense

Three months ended September 30, 2007 and 2006

Noninterest income was $2.5 million for the three months ended September 30, 2007, compared to $1.1 million for the comparable 2006 period. The increase of $1.4 million was mainly attributable to an increase in service-based fee income primarily related to an increased income from our subsidiary SVB Analytics, which commenced operations during the second quarter of 2006.

Noninterest expense was $11.9 million for the three months ended September 30, 2007, compared to $7.3 million for the comparable 2006 period. The increase of $4.6 million was attributable to a $1.9 million increase in expenses for SVB Analytics, a $1.5 million increase in expenses for SVB Global to support our expansion into global markets, a $0.8 million increase in expenses for SVB Private Client Services and a $0.4 million increase in expenses for SVB Wine Division.

Nine months ended September 30, 2007 and 2006

Net interest income was $26.0 million for the nine months ended September 30, 2007, compared to $23.7 million for the comparable 2006 period. The increase of $2.3 million was primarily attributable to higher loan and deposit volumes for SVB Private Client Services, SVB Global and SVB Wine Division clients.

Net loan loss charge-offs for the nine months ended September 30, 2007 were $39 thousand, compared to net recoveries of loan losses of $1.1 million for the comparable 2006 period.

Noninterest income was $5.5 million for the nine months ended September 30, 2007, compared to $2.7 million for the comparable 2006 period. The increase of $2.8 million was primarily due to an increase in service-based income from SVB Analytics and its subsidiary eProsper.

Noninterest expense was $33.4 million for the nine months ended September 30, 2007, compared to $22.6 million for the comparable 2006 period. The increase of $10.8 million was primarily attributable to a $4.6 million increase in expenses for SVB Global, a $4.5 million increase in expenses for SVB Analytics, and a $1.5 million increase in expenses for SVB Wine Division.

Financial Condition

Other Business Segment’s average loans were $800.7 million for the three months ended September 30, 2007, compared to $735.0 million for the comparable 2006 period. The increase of $65.7 million was primarily due to loan growth for real estate construction, real estate term, and consumer loans of $73.0 million and foreign currency denominated loans of $12.6 million, partially offset by a decline in core commercial loans of $19.7 million.

Average deposits were $236.5 million for the three months ended September 30, 2007, compared to $209.6 million for the comparable 2006 period. The increase of $26.9 million was primarily attributable to deposit growth of $12.6 million from SVB Global and $9.9 million from SVB Wine Division clients.

Other Business Segment’s average loans for the nine months ended September 30, 2007 were $797.7 million, compared to $692.4 million for the comparable 2006 period. The increase of $105.3 million was primarily due to loan growth for real estate construction, real estate term, and consumer loans of $89.1 million and foreign currency denominated loans of $17.9 million.

Average deposits were $248.5 million for the nine months ended September 30, 2007, compared to $219.5 million for the comparable 2006 period. This increase was primarily attributable to deposit growth from SVB Global clients.

Consolidated Financial Condition – SVB Financial Group and Subsidiaries

Total assets were $6.30 billion at September 30, 2007, an increase of $222.6 million or 3.7 percent, compared to $6.08 billion at December 31, 2006. Average assets for the three and nine months ended September 30, 2007 were $6.09 billion and $5.92 billion, respectively, compared to $5.41 billion and $5.32 billion for the comparable 2006 periods.

Securities Purchased Under Agreement to Resell and Other Short-Term Investments

Interest earning deposits, securities purchased under agreement to resell and other short-term investments were $302.4 million at September 30, 2007, an increase of $63.1 million or 26.4 percent, compared to $239.3 million at December 31, 2006. The increase was primarily due to higher levels of securities purchased under agreement to resell of $38.8 million, as well as an increase of $23.6 million in our interest-earning deposits due to short-term cash flows.

Investment Securities

Investment securities were $1.57 billion at September 30, 2007, a decrease of $120.7 million or 7.1 percent, compared to $1.69 billion at December 31, 2006. The decrease was primarily due to scheduled maturities of U.S. agency debentures and U.S. treasury notes and principal prepayments on mortgage-backed securities. We did not hold any mortgage-backed securities collateralized by sub-prime mortgage loans for any of the periods presented in this quarterly report.

Loans

Loans, net of unearned income were $3.82 billion at September 30, 2007, an increase of $335.9 million or 9.6 percent, compared to $3.48 billion at December 31, 2006. Average loans, net of unearned income for the three and nine months ended September 30, 2007 were $3.63 billion and $3.44 billion, respectively, compared to $2.98 billion and $2.79 billion for the comparable 2006 periods.

Our gross loans by industry niche at September 30, 2007 and December 31, 2006 were as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Technology	$1,782,843	$1,813,039
Life Science	392,655	357,624
Private Equity	682,689	446,767
Premium Winery	353,971	381,138
Private Client Services	379,143	350,254
All other sectors	252,884	160,738

Total Gross Loans	$3,844,185	$3,509,560

Credit Quality, Allowance for Loan Losses and Reserve for Unfunded Credit Commitments

Nonperforming assets consist of loans on nonaccrual status and foreclosed property classified as Other Real Estate Owned (“OREO”). During the second quarter of 2007, we sold our OREO property and recognized a $1.4 million loss on the sale, which is reflected in other noninterest expense. All nonperforming loans represent impaired loans. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Nonperforming assets:
Total nonperforming loans	$9,891	$10,977
OREO	—	5,677

Total nonperforming assets	$9,891	$16,654

Nonperforming loans as a percentage of total gross loans	0.26%	0.31%
Nonperforming assets as a percentage of total assets	0.16%	0.27%
Allowance for loan losses	$44,225	$42,747
As a percentage of total gross loans	1.15%	1.22%
As a percentage of nonperforming loans	447.12%	389.42%
Reserve for unfunded credit commitments (1)	$11,875	$14,653

(1)	The “Reserve for unfunded credit commitments” is included as a component of “Other Liabilities”.

Derivatives

Derivative assets are recorded at their fair value as a component of other assets and other liabilities and were comprised of the following at September 30, 2007 and December 31, 2006:

(Dollars in thousands)	September 30, 2007	December 31, 2006	% Change
Assets (liabilities):
Equity warrant assets	$35,888	$37,725	(4.9)%
Interest rate swaps	937	(1,890)	(149.6)
Foreign exchange forward and option contracts	(576)	(164)	251.2

Total	$36,249	$35,671	1.6%

Equity Warrant Assets

Equity warrant assets decreased by $1.8 million at September 30, 2007, compared to December 31, 2006, due to exercised equity warrant assets of $10.7 million and terminated equity warrant assets of $2.4 million. The decreases were partially offset by receipt of new equity warrant assets of $5.7 million and increases in fair market value of equity warrant assets of $5.6 million.

Interest Rate Swaps

On May 15, 2007, the Bank issued 5.70% senior notes, due June 1, 2012, in an aggregate principal amount of $250.0 million and 6.05% subordinated notes, due June 1, 2017, in an aggregate principal amount of $250.0 million (collectively, the

“Notes”). Concurrent with the issuance of the Notes, we entered into interest rate swap agreements, whereby we swapped the fixed interest rate of the Notes with a variable interest rate based on LIBOR to hedge against the risk of changes in fair values due to changes in interest rates for both issuances. We use the “shortcut” method for these fair value hedges, as SFAS No. 133 allows us to assume no ineffectiveness if the hedging relationship involves an interest-bearing financial asset or liability and an interest rate swap. In order to assume no ineffectiveness, we ensure that all the shortcut method requirements of SFAS No. 133 for this type of hedging relationship are met. The interest rate swap agreements resulted in interest expense of $0.3 million and $0.4 million, respectively, for the senior notes and $0.2 million and $0.3 million, respectively, for the subordinated notes, which were recognized in the consolidated statements of income as an increase in interest expense, for the three and nine months ended September 30, 2007.

The interest rate swap agreement related to our 7.0% junior subordinated debentures provided a cash benefit of $39 thousand and $30 thousand for the three months ended September 30, 2007 and 2006, respectively, and $116 thousand and $299 thousand for the nine months ended September 30, 2007 and 2006, respectively. The cash benefit was recognized in the consolidated statements of income as a reduction in interest expense. For the three and nine months ended September 30, 2007, we recorded a non-cash decrease of $0.3 million and $0.1 million, respectively, for the fair value hedge implemented in April 2006, which was reflected in gains on derivative instruments, net.

Foreign Exchange Forward and Option Contracts

At September 30, 2007 and December 31, 2006, the aggregate notional amounts of our foreign exchange forward contracts totaled $681.8 million and $562.2 million, respectively. The maximum credit exposure for counterparty nonperformance for foreign exchange forward contracts with both clients and correspondent banks at September 30, 2007 and December 31, 2006 amounted to $20.7 million and $7.3 million, respectively. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses.

At September 30, 2007 and December 31, 2006, the aggregate notional amounts of our foreign currency option contracts totaled $39.8 million and $27.6 million, respectively. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties. Our maximum credit risk to nonperformance of counterparties at September 30, 2007 and December 31, 2006 was $0.2 million and $0.1 million, respectively.

Deposits

Deposits were $3.97 billion at September 30, 2007, a decrease of $84.4 million or 2.1 percent, compared to $4.06 billion at December 31, 2006. Noninterest-bearing demand deposits as a percentage of total deposits were 72.8 percent at September 30, 2007, compared to 74.9 percent at December 31, 2006. Average deposits for the three and nine months ended September 30, 2007 were $3.94 billion and $3.88 billion, respectively, compared to $3.83 billion and $3.95 billion for the comparable 2006 periods. The increase in average deposits for the three months ended September 30, 2007, compared to the comparable 2006 period, reflects the impact of our new money market deposit product for early stage clients, introduced in May 2007. The average balance of our early stage money market deposit product for the three and nine months ended September 30, 2007 was $144.9 million and $56.9 million, respectively. This product is the first of two new deposit products to be introduced in 2007. Period end balance of our early stage money market deposit product at September 30, 2007 was $221.6 million.

The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $285.2 million at September 30, 2007, compared to $264.8 million at December 31, 2006. At September 30, 2007, time deposit accounts, individually exceeding $100,000 totaling $284.9 million were scheduled to mature within one year.

Short-term Borrowings and Long-term Debt

Short-term borrowings and long-term debt were $1.23 billion at September 30, 2007, an increase of $189.4 million or 18.3 percent, compared to $1.04 billion at December 31, 2006. The increase was primarily due to the issuance of the Notes aggregating $500.0 million, the proceeds of which were primarily used to pay-down our short-term borrowings. The decrease in short-term borrowings of $313.5 million was related to decreases of $173.5 million in securities sold under agreement to repurchase, $100.0 million in FHLB short-term advances and $40.0 million in federal funds purchased. Proceeds from our short-term borrowings and long-term debt were used to fund the growth of our loan portfolio.

Other Liabilities

Other liabilities were $196.7 million at September 30, 2007, an increase of $3.4 million or 1.8 percent, compared to $193.3 million at December 31, 2006. The increase was primarily due to an increase in accrued interest payable of $10.2 million, primarily related to our senior and subordinated notes, which were issued May 2007, an increase in accrued incentive compensation of $4.5 million related to our strong financial performance, and an increase in accrued taxes payable of $2.8 million. These increases were partially offset by a decrease in liabilities related to foreign exchange transactions executed at period end of $15.0 million.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and the issuance of common stock.

Common Stock

During the three and nine months ended September 30, 2007, we repurchased 1.1 million shares of our common stock totaling $58.0 million and 1.9 million shares of our common stock totaling $97.3 million, respectively. From time to time, we may implement a non-discretionary trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, under which we automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time. On July 26, 2007, our Board of Directors authorized a stock repurchase program that enables us to purchase up to $250.0 million of our common stock. This program expires on July 31, 2008 and replaced all existing share repurchase programs. We may, at our discretion, exercise this additional repurchase authority any time on or before July 31, 2008 in the open market, through block trades through an accelerated stock repurchase program, or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, we may begin or suspend repurchases at any time prior to the termination of the repurchase program on July 31, 2008, without any prior notice. At September 30, 2007, $199.2 million of shares may still be repurchased under our common stock repurchase program.

For the period October 1, 2007 through November 1, 2007, we repurchased 303,969 shares of our common stock at a total cost of $14.9 million. As of close of business, November 1, 2007, $184.3 million of our common shares may still be repurchased under our current common stock repurchase program.

Stockholders’ Equity

Stockholders’ equity was $672.6 million at September 30, 2007, an increase of $44.1 million or 7.0 percent, compared to $628.5 million at December 31, 2006. This increase was primarily the result of net income and issuance of common stock, partially offset by common stock repurchases. We have not paid a cash dividend on our common stock since 1992. Additionally, we do not have any material commitments for capital expenditures as of September 30, 2007.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future. Our management engages in a regular capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future activities for which capital may be used include banking or information systems upgrades, potential product expansions, additional investments, global expansion and business acquisitions, as well as share repurchases.

Capital Ratios

Both SVB Financial and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, for a well-capitalized depository institution.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution. For further information on risk-based capital and leverage ratios as defined by the Federal Reserve Board, see “Business—Supervision and Regulation—Regulatory Capital” Under Part I, Item I of our 2006 Form 10-K.

Both SVB Financial and the Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution as of September 30, 2007 and December 31, 2006. Capital ratios for SVB Financial are set forth below:

	September 30, 2007	December 31, 2006
Tangible common equity to tangible assets (1)	10.80%	10.26%
Total risk-based capital ratio	17.64	13.95
Tier 1 risk-based capital ratio	12.38	12.34
Tier 1 leverage ratio	12.40%	12.46%

(1)	Tangible common equity consists of total stockholders’ equity (excluding unrealized gains and losses on investments) less acquired intangibles and goodwill. Tangible assets represent total assets (excluding unrealized gains and losses on investments) less acquired intangibles and goodwill.

The increase in the total risk-based capital ratio at September 30, 2007, compared to December 31, 2006, is primarily due to the issuance of subordinated debt, which qualifies as a component of total capital.

Related Party Transactions

In January 2007, SVB Financial increased its revolving line of credit facility to Gold Hill Venture Lending 03, LP, a sponsored debt fund (“Gold Hill”) and its affiliated funds, from a total commitment amount of $40.0 million to $75.0 million. Contemporaneously with the increase, SVB Financial syndicated $35.0 million, or 46.667% of the total facility, to another lender. SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The highest outstanding balance under the facility for the nine months ended September 30, 2007 was $42.0 million.

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

In June 2007, Mr. Felda Hardymon, a director of SVB Financial, invested $0.5 million in SVB Capital Partners II, L.P. (“SCPII”), a fund in the current amount of $90.1 million that invests in privately held companies. SCPII is managed by its general partner, a wholly-owned subsidiary of SVB Financial, which holds a minority interest in the fund. Additionally in June 2007, Mr. Jim Porter, also a director of SVB Financial, invested $0.2 million in SVB India Capital Partners I, L.P. (“SICP”), a $53.9 million fund which primarily invests in privately-held companies in India. SICP is managed by its general partner, a wholly-owned subsidiary of SVB Financial, which holds a minority interest in the fund.

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

Commitments to Extend Credit

Commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $4.5 billion and $4.1 billion at September 30, 2007 and December 31, 2006, respectively. Out of these available commitment balances, fixed interest rate commitments were $512.3 million and $611.7 million at September 30, 2007 and December 31, 2006, respectively. Commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements, totaled $0.6 billion, at both September 30, 2007 and December 31, 2006. Additionally, at September 30, 2007 and December 31, 2006, we had an aggregate maximum lending limit of $509.7 million and $468.1 million, respectively, related to our accounts receivable factoring arrangements. We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credits

The table below summarizes our commercial and standby letters of credit at September 30, 2007. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$622,531	$25,009	$647,540	$647,540
Performance standby letters of credit	20,930	5,784	26,714	26,714
Commercial letters of credit	11,138	—	11,138	11,138

Total	$654,599	$30,793	$685,392	$685,392

At September 30, 2007 and December 31, 2006, deferred fees related to financial and performance standby letters of credit were $3.6 million and $3.9 million, respectively. At September 30, 2007, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credit was $274.6 million.

Credit Card Guarantees

The total amount of credit card guarantees was $92.3 million at September 30, 2007. It is not considered probable that material losses will be incurred by the Bank as a result of these arrangements. Credit card fees totaled $1.6 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively, and $4.3 million and $3.3 million for the nine months ended September 30, 2007 and 2006, respectively.

Commitments to Invest in Private Equity Funds

We make commitments to invest in private equity funds, which in turn make investments in privately held companies or other private equity funds, or loans to privately-held companies. Commitments to invest in these funds generally apply for a period of up to a ten-year period from the inception of the fund. The timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments and our unfunded commitments at September 30, 2007.

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	1,200	960	5.1
SVB Strategic Investors Fund, LP	15,300	1,989	12.6
SVB Strategic Investors Fund II, LP	15,000	7,650	8.6
SVB Strategic Investors Fund III, LP	15,000	12,750	5.9
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	11,700	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	3,821	9.3
SVB India Capital Partners I, LP	7,500	6,000	13.9
Other Fund Investments (3)	139,866	78,091	—%

Total	$259,866	$133,371

(1)	Includes 1.3% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Includes 4.8% direct ownership in Gold Hill Venture Lending 03, LP and its parallel funds. In addition, includes 4.5% indirect ownership interest through Gold Hill Venture Lending Partners, 03, LLC.
(3)	Represents commitments to 316 private equity funds where our ownership interest is less than 5%.

Liquidity

The objective of liquidity management is to ensure that funds are available in a timely manner to meet our financial needs, including loan demand, depositors’ needs, and servicing of other liabilities as they become due, without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. In the second quarter of 2007, we introduced a new money market deposit product for early stage clients, which is the first of two new deposit products to be introduced in 2007. We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity. We have increased our use of other sources of liquidity available to us, including federal funds purchased, FHLB advances, repurchase agreements, short-term borrowing arrangements and long-term indebtedness. At September 30, 2007, our short-term borrowings totaled $370.0 million. In May 2007, we issued $250.0 million in 5.70% senior notes, due June 2012, and $250.0 million in 6.05% subordinated notes, due in June 2017, the proceeds of which were used primarily for repayment of short-term borrowings. Both debt issuances were swapped to a floating rate for interest rate risk management purposes.

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

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0 percent. Our ratio of liquid assets to total deposits was 31.3 percent and 34.1 percent at September 30, 2007 and December 31, 2006, respectively, both well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities such as the percentage of liquid assets to volatile liabilities and our loan-to-deposit ratio.

Condensed Consolidated Statements of Cash Flows

	Nine months ended September 30,
(Dollars in thousands)	2007	2006
Net cash provided by operating activities	$130,423	$83,448
Net cash used for investing activities	(175,457)	(174,365)
Net cash provided by financing activities	71,568	229,320

Net increase in cash equivalents	$26,534	$138,403

We generated cash from operating activities in amounts greater than net income in the nine months ended September 30, 2007 mainly due to non-cash adjustments to net income, as well as the impact of changes in other assets and other liabilities. Non-cash adjustments to net income primarily included $26.6 million of minority interest, $17.2 million of impairment of goodwill, $14.3 million of depreciation and amortization, $12.2 million of share-based compensation amortization, and $10.9 million of provision for loan losses, partially offset by $40.6 million of net gains on investment securities and $10.5 million of net changes in fair values of derivatives.

Cash used for investing activities was $175.5 million for the nine months ended September 30, 2007. Net cash outflow from investing activities was primarily due to a $348.8 million increase in loans, net of unearned income, and purchases of available-for-sale and non-marketable securities of $117.9 million. These decreases were partially offset by proceeds from the sales, maturities and pay-downs of available-for-sale and non-marketable securities of $292.0 million.

Cash provided by financing activities was $71.6 million for the nine months ended September 30, 2007. Proceeds, net of issuance costs and discounts from the issuance of the Notes of $495.0 million was the primary inflow for financing activities, which were partially offset by decreases in short-term borrowings of $313.5 million, common stock repurchases of $97.3 million and net decreases in deposits of $87.9 million.

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

Our monitoring activities related to managing interest rate risk include both an interest rate sensitivity gap analysis and the use of a simulation model. While traditional gap analysis provides a simple picture of the interest rate risk embedded in the balance sheet, it provides only a static view of interest rate sensitivity at a specific point in time and does not measure the potential volatility in forecasted results relating to changes in market interest rates over time. Accordingly, we combine the use of gap analysis with use of a simulation model that provides a dynamic assessment of interest rate sensitivity.

For further information, see “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our 2006 Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2006. As of September 30, 2007, there have been no significant changes to the interest rate risk information contained in our 2006 Form 10-K or to our policies for managing interest rate risk.

Market Value of Portfolio Equity (MVPE)

One application of the simulation model described above involves measurement of the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities, and off-balance sheet items, defined as the market value of portfolio equity (“MVPE”). Another application measures the impact of market interest rate changes on our net interest income (“NII”).

The following table presents our MVPE and NII exposure at September 30, 2007 and December 31, 2006, related to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points, respectively.

	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)		Amount	Percent		Amount	Percent
	(Dollars in thousands)
September 30, 2007:
+200	$1,113,520	$10,363	0.9%	$421,652	$42,101	11.1%
+100	1,107,426	4,269	0.4	400,814	21,263	5.6
-	1,103,157	—	—	379,551	—	—
-100	1,084,688	(18,469)	(1.7)	356,041	(23,510)	(6.2)
-200	$1,045,427	$(57,730)	(5.2)%	$330,008	$(49,543)	(13.1)%

December 31, 2006:
+200	$1,054,640	$(157)	—%	$441,824	$35,898	8.8%
+100	1,053,017	(1,780)	(0.2)	424,034	18,108	4.5
-	1,054,797	—	—	405,926	—	—
-100	1,040,079	(14,718)	(1.4)	384,080	(21,846)	(5.4)
-200	$1,001,861	$(52,936)	(5.0)%	$358,625	$(47,301)	(11.7)%

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

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain of our assets and liabilities may have similar maturity or re-pricing profiles, they may react to changes in market interest rates with different magnitudes. Also, actual prepayment rates on loans and investments could vary substantially from the assumptions utilized in the model to derive the results as presented in the preceding table. Further, a change in the shape of the forward yield curve could result in different MVPE and NII estimations from those presented herein. Accordingly, the results in the preceding table should not be relied upon as indicative of actual results in the event of changing market interest rates. Additionally, the resulting MVPE and NII estimates are not intended to represent, and should not be construed to represent their respective underlying value.

Our MVPE sensitivity improved in the up rate scenarios, increasing in the up rate environments and worsened slightly in the down rate environments at September 30, 2007, compared to December 31, 2006. This same pattern is evidenced in our NII sensitivity which also increased in the up rate scenarios and worsened slightly in the down rate scenarios in September 2007 as compared to December 2006. These changes are due primarily to changes in our funding mix. The base case estimated twelve month NII was down in September 2007 due to the recent decline in interest rates and expectations of future rate declines embedded in the forward curve.

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

Changes in Internal Control

During the third quarter of 2007, the Company upgraded certain accounting and financial reporting software tools. As appropriate, the Company is modifying the design and documentation of internal control processes and procedures relating to the new system to supplement and complement existing internal controls over financial reporting. There were no additional changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On October 4, 2007, a consolidated class action was filed in the United States District Court for the Central District of California, purportedly on behalf of a class of investors who purchased the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Vitesse, the Bank and other named defendants in connection with alleged fraudulent recognition of revenue by Vitesse, specifically with respect to sales of certain accounts receivable to the Bank. This action is in the preliminary stages with respect to the Bank. No discovery has taken place and no trial date has been set. While it is still too early to predict the outcome of the litigation, we believe the suit is without merit and intends to vigorously defend against the claims.

Additionally, certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. Where appropriate, as we determine, we establish reserves in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operation.

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

Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies. In the aggregate, our deposits are less sensitive to interest rate increases than our loans. As a result, overall increases in market interest rates during 2004 through 2006 have caused our interest rate spread to increase. However, if interest rates decline, it likely will cause our interest rate spread to decline.

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

Among the factors that have affected and could in the future affect the amount of capital available to startup and emerging-growth companies are the receptivity of the capital markets to IPOs or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments and general economic conditions in the technology and life science industries. Reduced capital markets valuations could reduce the amount of capital available to startup and emerging-growth companies, including companies within our technology and life science industry sectors.

We face competitive pressures that could adversely affect our business, growth and profitability.

Other banks and specialty and diversified financial services companies, many of which are larger than we are, offer lending, leasing, other financial products and advisory services to our client base. In addition, we compete with hedge funds and private equity funds, which currently have very significant amounts of capital available to invest and lend. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies, early stage growth companies or special industries such as wineries. In other cases, our competitors may offer a broader range of financial products to our clients. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and credit terms prevalent in that market, which could adversely affect our market share. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges, which could adversely affect our business, profitability, financial condition and future growth. Similarly, competitive pressures could adversely affect the business, profitability, financial condition and future growth of our non-banking services, including our access to capital and attractive investment opportunities for our funds business.

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

One component of our strategy is to expand internationally. To date, we have opened offices in the United Kingdom, India and China. We plan to expand our operations in those locations and are exploring adding other locations. Our efforts to expand our business internationally carries with it certain risks, including risks arising from the allocation of management time and attention to these efforts and the uncertainty regarding our ability to generate revenues from foreign operations. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, differing technology standards or customer requirements, political and economic risks and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operation and financial condition. In addition, we face risks that we, including our international subsidiaries, may fail to comply with applicable international and domestic laws and regulations, which could have a material adverse effect on us.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table presents stock repurchases by month during the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2007 – July 31, 2007	172,500	$53.22	172,500	$248,020,783
August 1, 2007 – August 31, 2007	603,200	51.79	603,200	216,779,008
September 1, 2007 – September 30, 2007	365,000	48.24	365,000	$199,172,285

Total	1,140,700	$51.08	1,140,700

(1)	On July 26, 2007, the Board of Directors approved a stock repurchase program enabling us to repurchase up to $250.0 million of shares, which will expire on July 31, 2008. This program replaced all stock repurchase programs previously in place. During the nine months ended September 30, 2007, we repurchased 1.9 million shares of our common stock totaling $97.3 million. At September 30, 2007, $199.2 million of shares was available for repurchase under our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: November 9, 2007	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001

3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	January 29, 2007

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.4	February 27, 2004

4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003

4.2	Form of Note (included in Exhibit 4.1)	S-3	333-107994	4.1	August 14, 2003

4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003

4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003

4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003

4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003

4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003

4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004

10.21	SVB Financial Group Deferred Compensation Plan					X

10.27	SVB Financial Group Change in Control Severance Plan					X

10.33	Form of Restricted Stock Unit Agreement for Directors					X

10.34	Form of Restricted Stock Unit Election to Defer Settlement					X

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

*	Furnished herewith