Form 10-K
period 2007-12-31
SVB FINANCIAL GROUP
filed 2008-02-29
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing price of its common stock on such date, on the NASDAQ Global Select Market was $1,826,314,282.

At January 31, 2008, 32,364,515 shares of the registrant’s common stock ($0.001 par value) were outstanding.

Documents Incorporated by Reference	Parts of Form 10-K Into Which Incorporated
Definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2007	Part III

Forward-Looking Statements

This Annual Report on Form 10-K, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 in this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, without limitation, the following:

•

Projections of our revenues, income, earnings per share, noninterest expenses, including professional service, compliance, compensation and other costs, cash flows, balance sheet, capital expenditures, capital structure or other financial items

•	Descriptions of strategic initiatives, plans or objectives of our management for future operations, including pending acquisitions
•	Forecasts of private equity funding levels
•	Forecasts of future interest rates
•	Forecasts of expected levels of provisions for loan losses, loan growth and client funds
•	Forecasts of future economic performance
•	Forecasts of future income on investments
•	Descriptions of assumptions underlying or relating to any of the foregoing

In this Annual Report on Form 10-K, we make forward-looking statements, including but not limited to those discussing our management’s expectations about:

•	Business and financial performance of our business
•	Future interest rates and the sensitivity of our interest-earning assets and interest-earning liabilities to interest rates, and impact to earnings from a change in interest rates
•	Realization, timing and performance of investments in equity securities and investment funds
•	Management of federal funds sold and overnight repurchase agreements at appropriate levels
•	Development of our later-stage corporate technology lending efforts
•	Growth in loan and deposit balances, including levels of interest-bearing deposits
•	Credit quality of our loan portfolio, including levels of non-performing loans and charge-offs
•	Liquidity provided by funds generated through retained earnings
•	Ability to meet our liquidity requirements through our portfolio of liquid assets
•	Ability to expand on opportunities to increase our liquidity
•	Use of capital
•	Volatility of performance of our equity portfolio
•	Introduction of new products, including deposit products
•	Effect of application of certain accounting pronouncements
•	Effect of certain lawsuits and claims
•	Impact of changes in tax benefits
•	Realization of tax assets
•	Performance of obligations by counterparty
•	Timing for ceasing operations of SVB Alliant

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A in this report. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this Annual Report of Form 10-K. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Annual Report on Form 10-K.

PART I.

ITEM 1.	BUSINESS

General

SVB Financial Group is a diversified financial services company, as well as a bank holding company and financial holding company. The company was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For 25 years, we have been dedicated to helping entrepreneurs succeed, especially in the technology, life science, private equity and premium wine industries. We provide our clients with a diversity of products and services to support them throughout their life cycles, regardless of their size or stage of maturity.

We offer commercial banking products and services through our principal subsidiary, Silicon Valley Bank (the “Bank”), which is a California state-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as funds management, private equity investment and equity valuation services, through our other subsidiaries and divisions.

As of December 31, 2007, we had total assets of $6.69 billion, total loans, net of unearned income of $4.15 billion, total deposits of $4.61 billion and total stockholders’ equity of $676.7 million.

We operate through 27 offices in the United States and five internationally in China, India, Israel and the United Kingdom. Our corporate headquarters is located at 3003 Tasman Drive, Santa Clara, California 95054, and our telephone number is 408.654.7400.

When we refer to “SVB Financial Group,” the “Company”, “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including the Bank. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group.

Business Overview

For reporting purposes, SVB Financial Group has four operating segments in which we report our financial information in this Annual Report: Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. Financial information and results of operation for our operating segments are set forth in Note 23 (Segment Reporting) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Segment Results” under Part II, Item 7 in this report.

Commercial Banking

Our commercial banking products and services are provided by the Bank and its subsidiaries. The Bank provides solutions to the financial needs of commercial clients through lending, deposit account and cash management, and global banking and trade products and services.

Through lending products and services, the Bank extends loans and other credit facilities to commercial clients. These loans are most often secured by clients’ assets. Lending products and services include traditional term loans, equipment loans, revolving lines of credit, accounts-receivable-based lines of credit and asset-based loans.

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

The Bank offers a variety of investment services and solutions to its clients that enable companies to better manage their assets. The Bank’s Repurchase Agreement Program, which is targeted to those clients who seek interest income with minimal tolerance for loss of principal, offers the ability to enter into secure overnight investments that are fully collateralized. Through its broker-dealer subsidiary, SVB Securities, the Bank offers money market mutual funds and fixed-income securities. SVB Securities is registered with the U.S. Securities Exchange Commission (“SEC”) and is a member of the Financial Industry Regulatory Authority (“FINRA”) and the Securities Investor Protection Corporation (“SIPC”). Finally, through its registered investment advisory subsidiary, SVB Asset Management, the Bank offers investment advisory services, including outsourced treasury services, with customized cash portfolio management and reporting.

SVB Capital

SVB Capital is the private equity division of SVB Financial Group. This division focuses primarily on funds management. SVB Capital manages, sponsors and invests in private equity and venture capital funds, as well as invests in portfolio companies, on behalf of SVB Financial and the investors in the funds managed by SVB Capital. The SVB Capital family of funds is comprised of funds its manages, including funds of funds, such as our SVB Strategic Investors funds, and co-investment funds, such as our SVB Capital Partners funds and SVB India Capital Partners fund. It also includes sponsored debt funds, such as Gold Hill Venture Lending funds, which provide secured debt, typically to emerging-growth clients in their earliest stages, and Partners for Growth funds, which primarily provide secured debt to higher-risk, middle-market clients in their later stages. Most of the funds actively managed or sponsored by SVB Capital are consolidated into our financial statements. See Note 2 (Summary of Significant Accounting Policies) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

SVB Alliant

SVB Alliant, a broker-dealer registered with the SEC and a member of the FINRA, was our investment banking division, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. In July 2007, we announced that we had reached a decision to cease operations at SVB Alliant. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. Accordingly, we have classified the results of operations of SVB Alliant as continuing operations in the Consolidated Statement of Income for the year ended December 31, 2007 in Part II, Item 8 in this report. As of the date of this report, all such client transactions have been completed. Other than the completion of wind-down activities, we expect to cease operations by the end of the first quarter of 2008.

Other Business Services

The Other Business Services segment is principally comprised of SVB Private Client Services, SVB Global, SVB Analytics and SVB Wine Division. These business units do not individually meet the separate reporting thresholds as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) and, as a result, we have aggregated them together as Other Business Services for segment reporting purposes.

SVB Private Client Services

SVB Private Client Services is a division of the Bank that provides a range of credit services to targeted high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, airplane loans, and capital call lines of credit. We also help our private clients meet their cash management needs by providing deposit account products and services, including checking accounts, money market accounts and certificates of deposit.

SVB Global

SVB Global includes our subsidiaries focused on our foreign activities, which facilitate our clients’ global expansion into major technology centers around the world. SVB Global serves the needs of some of our non-U.S. clients with global banking products, including loans, deposits and global finance. SVB Global provides a variety of services, including consulting and business services, referrals, and knowledge sharing, and identifies global business opportunities for us.

SVB Analytics

During the second quarter of 2006, we commenced operations of SVB Analytics, which provides equity valuation and equity management services to private companies. We offer equity management services, including capitalization data management, through eProsper, Inc., a company in which SVB Analytics holds a controlling ownership stake.

SVB Wine Division

SVB Wine Division is a division of the Bank that provides banking products and services to our premium wine industry clients, including vineyard development loans. We offer a variety of financial solutions focused specifically on the needs of our clients’ premium wineries and vineyards.

Income Sources

Our business generates three distinct primary sources of income: interest rate differentials, fee-based services and investments in private equity funds, equity warrant assets and other securities.

We generate income from interest rate differentials. The difference between the interest rates received on interest-earning assets, such as loans extended to clients and securities held in our investment portfolio, and the interest rates paid by us on interest-bearing liabilities, such as deposits and borrowings, accounts for the major portion of our earnings. Our deposits are largely obtained from commercial clients within our technology, life sciences and private equity industry sectors. Deposits are also obtained from the premium wine industry commercial clients and individual clients served by our Private Client Services group. We do not obtain deposits from conventional retail sources and currently have no brokered deposits.

Fee-based services also generate income for our business. We market our full range of financial services to our commercial and private equity firm clients, including commercial banking, private client, investment advisory, asset management, global banking and equity valuation services. Our ability to integrate and cross-sell our diverse financial services to our clients is a strength of our business model.

We also seek to obtain returns by making investments. We manage and invest in private equity funds that generally invest directly in privately held companies, as well as funds that invest in other private equity funds. We also invest directly in privately held companies. Additionally, as part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies.

Industry Niches

In each of the industry niches we serve, we provide services to meet the needs of our clients throughout their life cycles, from early stage through maturity.

Technology and Life Sciences

We serve a variety of clients in the technology and life science industries. A key component of our technology and life science business strategy is to develop relationships with clients at an early stage and offer them banking services that will continue to meet their needs as they mature and expand. We define “emerging-growth” clients as companies in the start-up or early stages of their life cycles. These companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market, and have little or no revenue. By contrast, we define “mature” or “later-stage” clients as companies that tend to be more established; these companies may be publicly traded.

Our technology clients generally tend to be in the industries of hardware (semiconductors, communications and electronics), software and related services, and cleantech. Our life science clients generally tend to be in the industries of biotechnology and medical devices.

Private Equity

We provide financial services to clients in the private equity community. Since our founding, we have cultivated strong relationships with the private equity community, particularly with venture capital firms worldwide, many of which are also clients. We serve more than 500 venture capital firms in the United States, as well as other private equity firms, facilitating deal flow to and from these private equity firms and participating in direct investments in their portfolio companies.

Premium Wine

We are one of the leading providers of financial services to premium wine producers in the Western United States, with over 300 winery and vineyard clients. We focus on vineyards and wineries that produce grapes and wines of the highest quality.

Competition

The banking and financial services industry is highly competitive, and evolves as a result of changes in regulation, technology, product delivery systems, and the general market and economic climate. Our current competitors include other banks, debt funds and specialty and diversified financial services companies that offer lending, leasing, other financial products, and advisory services to our target client base. The principal competitive factors in our markets include product offerings, service, and pricing. Given our established market position with the client segments that we serve, and our ability to integrate and cross-sell our diverse financial services to extend the length of our relationships with our clients, we believe we compete favorably in all our markets in these areas.

Employees

As of December 31, 2007, we employed approximately 1,128 full-time equivalent employees.

Supervision and Regulation

General

Our bank and holding company operations are subject to extensive regulation by federal and state regulatory agencies. This regulation is intended primarily for the protection of depositors and the deposit insurance fund, and secondarily for the stability of the U.S. banking system. It is not intended for the benefit of stockholders of financial institutions. As a bank holding company that elected to become a financial holding company in November 2000, SVB Financial is subject to inspection, supervision, regulation, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act of 1956 (the “BHC Act”). The Bank, as a California state-chartered bank and a member of the Federal Reserve System, is subject to primary supervision and examination by the Federal Reserve Board, as well as the California Department of Financial Institutions (the “DFI”). In addition, the Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). SVB Financial’s other nonbank subsidiaries are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies, such as the SEC and FINRA, and, for our foreign-based subsidiaries, applicable regulatory bodies, such as those promulgated by the Financial Services Authority in the United Kingdom. SVB Financial, the Bank and their subsidiaries are required to file periodic reports with these regulators and provide any additional information that they may require.

The following summary describes some of the more significant laws, regulations, and policies that affect our operations; it is not intended to be a complete listing of all laws that apply to us. From time to time, federal, state and foreign legislation is enacted and regulations are adopted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. We cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations.

Regulation of Holding Company

The Federal Reserve Board requires SVB Financial to maintain minimum capital ratios, as discussed below under “Regulatory Capital.” Under Federal Reserve Board policy, a bank holding company is also required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board’s policy that, in serving as a source of strength to its subsidiary bank(s), a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary bank(s) during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank(s). A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary bank(s) or to observe established guidelines with respect to the payment of dividends by bank holding companies generally will be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of the Federal Reserve Board’s regulations, or both.

Bank holding companies are generally prohibited, except in certain statutorily prescribed instances including exceptions for financial holding companies, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, subject to prior notice or Federal Reserve Board approval, bank holding companies may engage in, or acquire shares of companies engaged in, activities determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Pursuant to our election as a financial holding company, SVB Financial may make acquisitions and engage in these nonbanking and certain other activities without prior Federal Reserve Board approval. Additionally, as a financial holding company, SVB Financial may affiliate with securities firms and insurance companies and engage in other activities determined by the Federal Reserve Board to be “financial in nature” or are incidental or complementary to activities that are “financial in nature,” which include, among other things, merchant banking investments.

In order to elect or retain financial holding company status, all depository institution subsidiaries of a bank holding company must be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. Failure to sustain compliance with these requirements or correct any non-compliance within a fixed time period could require us to divest the Bank or to conform all of our activities to those permissible for a bank holding company.

In March 2000, the Gramm-Leach-Bliley Act (the “GLB Act”) or Financial Services Modernization Act of 1999 became effective and created the category of financial holding companies. Under the GLB Act, banks, subject to various requirements, are permitted to engage through “financial subsidiaries” in certain financial activities permissible for affiliates of financial holding companies. However, to be able to engage in such activities banks must also be well capitalized and well managed and have received at least a “satisfactory” rating in its most recent Community Reinvestment Act examination.

SVB Financial is also treated as a bank holding company under the California Financial Code. As such, SVB Financial and its subsidiaries are subject to periodic examination by, and may be required to file reports with, the DFI.

Regulatory Capital

The federal banking agencies have adopted risk-based capital guidelines for bank holding companies and banks that are expected to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. Under these capital guidelines, banking organizations are required to maintain certain minimum capital ratios, which are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. In general, the dollar amounts of assets and certain off-balance sheet items are “risk-adjusted” and assigned to various risk categories. Qualifying capital is classified in one of three tiers, depending on the type of capital:

•

“Tier 1 capital” consists of common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Qualifying Tier 1 capital may consist of trust-preferred securities, subject to certain criteria and quantitative limits for inclusion of restricted core capital elements in Tier 1 capital.

•

“Tier 2 capital” includes, among other things, hybrid capital instruments, perpetual debt, mandatory convertible debt securities, subordinated debt, preferred stock that does not qualify as Tier 1 capital, a limited amount of allowance for loan and lease losses.

•	“Tier 3 capital” consists of qualifying unsecured subordinated debt.

Under the capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. The minimum required ratios for bank holding companies and banks are eight percent, four percent and four percent, respectively. Additionally, for SVB Financial to remain a financial holding company, the Bank must at all times be “well-capitalized,” which requires the Bank to have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least ten percent, six percent and five percent, respectively. Moreover, although not a requirement to maintain financial holding company status, maintaining the financial holding company at “well-capitalized” status provides certain benefits to the company, such as the ability to repurchase stock without prior regulatory approval. To be “well-capitalized,” the holding company must at all times have a total risk-based and Tier 1 risk-based capital ratio of at least ten percent and six percent, respectively. There is no Tier 1 leverage requirement for a holding company to be deemed well-capitalized. At December 31, 2007, the respective capital ratios of SVB Financial and the Bank exceeded these minimum percentage requirements for “well-capitalized” institutions. See Note 21 (Regulatory Matters) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

SVB Financial is also subject to rules that govern the regulatory capital treatment of equity investments in non-financial companies made on or after March 13, 2000 and held under certain specified legal authorities by a bank or bank holding company. Under the rules, these equity investments will be subject to a separate capital charge that will reduce a bank holding company’s Tier 1 capital and, as a result, will remove these assets from being taken into consideration in establishing a bank holding company’s required capital ratios discussed above. The rules provide for the following incremental Tier 1 capital charges: 8% of the adjusted carrying value of the portion of aggregate investments that are up to 15% of Tier 1 capital; 12% of the adjusted carrying value of the portion of aggregate investments that are between 15% and 25% of Tier 1 capital; and 25% of the adjusted carrying value of the portion of aggregate investments that exceed 25% of Tier 1 capital.

Further, the federal banking agencies have also adopted a joint agency policy statement, which states that the adequacy and effectiveness of a bank’s interest rate risk management process and the level of its interest rate exposures are critical factors in the evaluation of the bank’s capital adequacy. A bank with material weaknesses in its interest rate risk management process or high levels of interest rate exposure relative to its capital will be directed by the federal banking agencies to take corrective actions.

The current risk-based capital guidelines are based upon the 1988 capital accord of the International Basel Committee on Banking Supervision. A new international accord, referred to as Basel II, which emphasizes internal assessment of credit, market and operational risk, supervisory assessment and market discipline in determining minimum capital requirements, will become mandatory for large international banks outside the U.S. in 2008, and must be complied with in a “parallel run” for two years along with the existing Basel I standards. Other banks may adopt the Basel II framework, but are not required to do so. The U.S. federal regulatory agencies are expected to release separate rules in 2008 to offer U.S. banks that do not adopt Basel II an alternative “standardized approach under Basel II” option to address concerns that the Basel II framework may offer significant competitive advantages for the largest U.S. and international banks. The U.S. banking agencies have indicated, however, that they will retain the minimum leverage requirement for all U.S. banks.

Prompt Correction Action and Other General Enforcement Authority

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

In addition to measures taken under the prompt corrective action provisions, bank holding companies and insured banks may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their business, or for violation of any law, rule, regulation, condition imposed in writing by the agency or term of a written agreement with the agency. In more serious cases, enforcement actions may include the appointment of a conservator or receiver for the bank; the issuance of a cease and desist order that can be judicially enforced; the termination of the bank’s deposit insurance; the imposition of civil monetary penalties; the issuance of directives to increase capital; the issuance of formal and informal agreements; the issuance of removal and prohibition orders against officers, directors, and other institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Regulation of Silicon Valley Bank

The Bank is a California state-chartered bank and a member of the Federal Reserve System. The Bank is subject to primary supervision, periodic examination and regulation by the DFI and the Federal Reserve Bank of San Francisco. If the DFI or the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory, or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the DFI and the Federal Reserve Board, depending on the severity of the violation. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to impair SVB Financial’s financial holding company status, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. In addition, the FDIC may also terminate the Bank’s deposit insurance, which for a California state-chartered bank would result in a revocation of the Bank’s charter. Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to most aspects of the Bank’s operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, investment in nonfinancial enterprises and capital requirements. Further, the Bank is required to maintain certain levels of capital. (See “Regulatory Capital” above.)

Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the bank can form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, subject to applicable state or FDIC requirements. However, in order to form a financial subsidiary, the Bank must be “well-capitalized”, “well-managed” and in satisfactory compliance with the Community Reinvestment Act. Further, the Bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary, for regulatory reporting purposes. The assets of the subsidiary may not be consolidated with the Bank’s assets. The Bank must also have policies and procedures to assess financial subsidiary risk and protect the Bank from such risks and potential liabilities and is subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks. Generally, a financial subsidiary is permitted to engage in activities that are “financial in nature” or incidental thereto, even though they are not permissible for the national bank to conduct directly within the bank. The definition of “financial in nature” includes, among other items, underwriting, dealing in or making a market in securities, including, for example, distributing shares of mutual funds.

Restrictions on Dividends

A Federal Reserve Board policy statement provides that a bank holding company may pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The policy statement also provides that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

Dividends from the Bank constitute the principal source of cash revenues for SVB Financial. The Bank is subject to various federal and state statutory and regulatory restrictions on its ability to pay dividends. In addition, the banking agencies have the authority to prohibit the Bank from paying dividends, depending upon the Bank’s financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Transactions with Affiliates

Transactions between the Bank and its operating subsidiaries (such as SVB Securities, Inc. or SVB Asset Management) on the one hand, and the Bank’s affiliates (such as SVB Financial, SVB Analytics, or an SVB Global entity) are subject to restrictions imposed by federal and state law, designed to protect the Bank and its subsidiaries from engaging in unfavorable behavior with their affiliates. More specifically, these restrictions, contained in Federal Reserve Board Regulation W, prevent SVB Financial and other affiliates from borrowing from, or entering into other credit transactions with, the Bank or its operating subsidiaries unless the loans or other credit transactions are secured by specified amounts of collateral. All loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with any one affiliate are limited, in the aggregate, to 10% of the Bank’s capital and surplus; and all loans and credit transactions and other “covered transactions” by the Bank and its operating subsidiaries with all affiliates are limited, in the aggregate, to 20% of the Bank’s capital and surplus. For this purpose, a “covered transaction” generally includes, among other things, a loan or extension of credit to an affiliate; a purchase of or investment in securities issued by an affiliate; a purchase of assets from an affiliate; the acceptance of a security issued by an affiliate as collateral for an extension of credit to any borrower; and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. In addition, the Bank and its operating subsidiaries generally may not purchase a low-quality asset from an affiliate. Moreover, covered transactions and other specified transactions by the Bank and its operating subsidiaries with an affiliate must be on terms and conditions, including credit standards, that are substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies. An entity that is a direct or indirect subsidiary of the Bank would not be considered to be an “affiliate” of the Bank or its operating subsidiaries for these purposes unless it fell into one of certain categories, such as a “financial subsidiary” authorized under the GLB Act.

Loans to Insiders

Extensions of credit by the Bank to insiders of both the Bank and SVB Financial are subject to prohibitions and other restrictions imposed by federal regulations. For purposes of these limits, “insiders” include directors, executive officers and principal shareholders of the Bank or SVB Financial and their related interests. The term “related interest” means a company controlled by a director, executive officer or principal shareholder of the Bank or SVB Financial. The Bank may not extend credit to an insider of the Bank or SVB Financial unless the loan is made on substantially the same terms as, and subject to credit underwriting procedures that are no less stringent than, those prevailing at the time for comparable transactions with non-insiders. Under federal banking regulations, the Bank may not extend a loan to insiders in an amount greater than $500,000 without prior board approval (with any interested person abstaining from participating directly or indirectly in the voting). The federal regulations place additional restrictions on loans to executive officers, and generally prohibit loans to executive officers other than for certain specified purposes. The Bank is required to maintain records regarding insiders and extensions of credit to them.

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

Premiums for Deposit Insurance

The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”) in 2006. Through the DIF, the FDIC insures the Bank’s customer deposits up to prescribed limits for each depositor. The Bank is a member of the DIF.

The FDIC has established a system for setting deposit insurance premiums based upon the risks a particular bank poses to the insurance fund. The FDIC has established a risk-based system assessment system to determine the deposit insurance assessment to be paid by insured depository institutions based upon capital levels and supervisory ratings assigned by the Bank’s primary federal regulator, and other risk measures. Assessment rates for the insurance of DIF deposits in 2007 ranged between a minimum of 5 cents for well-managed, well-capitalized banks to a maximum of 43 cents for institutions posing the most risk to the DIF, per $100 in assessable deposits. Institutions in Risk Category I were charged a rate between 5 and 7 cents. The FDIC may increase or decrease the assessment rate schedule quarterly. As of December 31, 2007, the Bank’s assessment rate was between 5 and 7 cents per $100 in assessable deposits. We received a one-time credit from the FDIC to offset assessments in 2007.

In addition, all federally insured institutions are required to pay assessments to the FDIC at an annual rate of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate relating to these bonds effective for 2007 was between 1.14 and 1.22 basis points of assessable deposits. These assessments cannot be offset with any one time credits and are expected to continue until the Financing Corporation bonds mature by 2019.

USA Patriot Act of 2001

As part of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), Congress adopted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”). IMLAFATA amended the Bank Secrecy Act (“BSA”) and adopted certain additional measures that established or increased existing obligations of financial institutions, including the Bank, to identify their customers, monitor and report suspicious transactions, respond to requests for information by federal banking regulatory authorities and law enforcement agencies, and, at the option of the Bank, share information with other financial institutions. The U.S. Secretary of the Treasury has adopted several regulations to implement these provisions. Pursuant to these regulations, the Bank is required to implement appropriate policies and procedures relating to anti-money laundering matters, including compliance with applicable regulations, suspicious activities, currency transaction reporting and customer due diligence. Our BSA compliance program is subject to federal regulatory review.

Consumer Protection Laws and Regulations

The Bank is subject to many federal consumer protection statutes and regulations, such as the Community Reinvestment Act, the Equal Credit Opportunity Act, the Truth in Lending Act, the National Flood Insurance Act and various federal and state privacy protection laws. Penalties for violating these laws could subject the Bank to lawsuits and could also result in administrative penalties, including, fines and reimbursements. The Bank and SVB Financial are also subject to federal and state laws prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition.

In recent years, examination and enforcement by the state and federal banking agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense. Due to these heightened regulatory concerns, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Sarbanes-Oxley Act of 2002

We are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which implemented a broad range of corporate governance and accounting measures, generally to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly-traded companies, and protect investors by improving the accuracy and reliability of disclosures under federal securities laws. Under Sarbanes-Oxley, we are required to file periodic reports with the SEC under the Securities and Exchange Act of 1934. Among other things, Sarbanes-Oxley and/or its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between us and our outside auditors, imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, and required our management to evaluate our disclosure controls and procedures and our internal control over financial reporting. The Nasdaq Stock Market, Inc. has also imposed corporate governance requirements as well.

Regulation of Certain Subsidiaries

Our subsidiaries that are registered as broker-dealers, such as SVB Securities, are subject to regulation by the SEC and FINRA. SVB Asset Management, our investment advisor subsidiary, is registered with the SEC under the Investment Advisers Act of 1940, as amended, and is subject to its rules and regulations.

Our broker-dealer subsidiaries are subject to Rule 15c3-1 under the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. Under this rule, our broker-dealer subsidiaries are required to maintain the minimum net capital deemed necessary to meet their continuing commitments to customers and others. Under certain circumstances, this rule could limit the ability of the Bank to withdraw capital from SVB Securities.

Additionally, our foreign-based subsidiaries are also subject to foreign laws and regulations, such as those promulgated by the Financial Services Authority in the United Kingdom and the Reserve Bank of India.

Available Information

We make available free of charge through our Internet website, http://www.svb.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The contents of our website are not incorporated herein by reference and the website address provided is intended to be an inactive textual reference only.

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

As a lender, we face the risk that our client borrowers will fail to pay their loans when due. If borrower defaults cause large aggregate losses, it could have a material adverse effect on our business, profitability and financial condition. We reserve for such losses by establishing an allowance for loan losses, which results in a charge to our earnings. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. While this evaluation process uses historical and other objective information, the classification of loans and the forecasts and establishment of loan losses are dependent to a great extent on our subjective assessment based upon our experience and judgment. There can be no assurance that our allowance for loan losses will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability and financial condition.

Because of the credit profile of our loan portfolio, our levels of nonperforming assets and charge-offs can be volatile. We may need to make material provisions for loan losses in any period, which could reduce net income or increase net losses in that period.

Our loan portfolio has a credit profile different from that of most other banking companies. Many of our loans are made to companies in the early stages of development with negative cash flows and no established record of profitable operations. In many cases, repayment of the loan is dependent upon receipt of additional equity financing from venture capitalists or others. Collateral for many of our loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in our technology and life sciences industry sectors, a borrower’s financial position can deteriorate rapidly. Additionally, we are increasing our lending to larger private equity firms and corporate technology clients, including some companies with greater levels of debt relative to their equity, and have increased the average size of our loans over time. These changes could affect the risk of borrower default and increase the impact on us of any single borrower default. For all of these reasons, our level of nonperforming loans, loan charge-offs and additional allowance for loan losses can be volatile and can vary materially from period to period. Increases in our level of nonperforming loans may require us to increase our provision for loan losses in any period, which could reduce our net income or cause net losses in that period. Additionally, such increases in our level of nonperforming loans may also have an adverse effect on our credit ratings and market perceptions of us.

Market/Liquidity Risks

Our current level of interest rate spread may decline in the future. Any material reduction in our interest rate spread could have a material adverse effect on our business, profitability and financial condition.

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on amounts used to fund assets and the interest rates and fees we receive on our interest-earning assets. We fund assets using deposits and other borrowings. While we offer some interest-bearing deposit products, most of our deposit products are non-interest bearing. Our interest-earning assets include loans extended to our clients and securities held in our investment portfolio.

Changes in interest rates impact our interest rate spread. Increases in market interest rates will likely cause our interest rate spread to increase. Conversely, if interest rates decline, our interest rate spread will likely decline. Recent decreases in market interest rates have caused our interest rate spread to decline, which reduces our net income. Unexpected interest rate declines may also adversely affect our business forecasts and expectations. Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, unemployment and the fiscal and monetary policies of the federal government and its agencies.

In addition to general changes in the level of interest rates, increases in the interest rates we pay on amounts used to fund assets or decreases in the interest rates we receive on our interest-earning assets could affect our interest rate spread. For example, since 2006 we have funded our loan growth primarily through short- and long-term borrowings. These funds carry meaningfully higher interest rate costs than our current deposit base. If we significantly increase the amount of our assets that we fund through borrowings rather than deposits, our interest rate spread will likely decline. Similarly, if we significantly increase the amount of our assets that we fund through interest-bearing deposits, or increase the rates we pay on those deposits, our interest rate spread likely would decline. Interest rates paid by us could be affected by competitive, legislative or other developments. For example, in 2007 we introduced two new interest-bearing deposit products, intended to enhance our deposit levels to support our loan growth, and in the future, we may introduce additional interest-bearing deposit products. In addition, Congress has for many years debated repealing a law that prohibits banks from paying interest rates on checking accounts. If this law were to be repealed, we would be subject to competitive pressure to pay interest on our clients’ checking accounts.

The interest rates we receive on our interest-earning assets could be affected by a variety of factors, including market interest rates, competition, a change over time in the mix of loans comprising our loan portfolio and the mix of loans and investment securities on our balance sheet. Any material reduction in our interest rate spread could have a material adverse effect on our business, profitability and financial condition.

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

Equity warrant asset, private equity fund and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity markets, which are uncertain and may vary materially by period.

We historically have obtained rights to acquire stock, in the form of equity warrant assets, in certain clients as part of negotiated credit facilities and for other services. We also have made investments in private equity funds as well as direct equity investments in companies. The timing and amount of income, if any, from the disposition of equity warrant assets, securities obtained through the exercise of equity warrant assets, private equity funds and direct equity investments, as well as the fair market value of these rights and investments, typically depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for initial public offerings (“IPOs”), fluctuations in the market prices of the underlying common stock of these companies, levels of merger and acquisition activity and legal and contractual restrictions on our ability to sell securities and investments. In future periods, we may not be able to continue to obtain equity warrant assets to the same extent we historically have achieved, we may not realize gains from the exercise of equity warrant assets, the gains realized upon the sale of the securities obtained through the exercise of equity warrant assets and the gains realized upon the sale of our fund or direct equity investments may be materially less than the current fair value of equity warrant assets reflected in our financial statements, or the fair market value of some or all of these equity warrant assets could decline. Each of these developments could have a material adverse effect on our profitability and financial condition. All of these factors are difficult to predict. Due to the nature of investing and holding equity warrant assets in private equity venture-backed technology and life science companies, it is likely that investments within our portfolio will become impaired. However, we are not in a position to know at the present time which specific investments, if any, are likely to become impaired or the extent or timing of individual impairments. Therefore, we cannot predict future investment gains or losses with any degree of accuracy, and any gains or losses are likely to vary materially from period to period.

Public equity offerings and mergers and acquisitions involving our clients can cause loans to be paid off early, which could adversely affect our business, profitability and financial condition.

While an active market for public equity offerings and mergers and acquisitions generally has positive implications for our business, one negative consequence is that our clients may pay off or reduce their loans with us if they complete a public equity offering, are acquired by or merge with another entity or otherwise receive a significant equity investment. Any significant reduction in our outstanding loans could have a material adverse effect on our business, profitability and financial condition.

Operational Risks

If we fail to retain our key employees or recruit new employees, our growth and profitability could be adversely affected.

We rely on key personnel, including a substantial number of employees who have technical expertise in their subject matter area and a strong network of relationships with individuals and institutions in the markets we serve. If we were to have less success in recruiting and retaining these employees than our competitors, our growth and profitability could be adversely affected. We believe that our employees frequently have opportunities for alternative employment with other organizations, including competing financial institutions and our clients.

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

The occurrence of breaches of security in our online banking services could have a material adverse effect on our business, financial condition and results of operations.

We offer various internet-based services to our clients, including online banking services. The secure transmission of confidential information and execution of transactions over the Internet is essential to protect us and our clients against fraud and to maintain our clients’ confidence in our online services. Increases in criminal activity levels, advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology, processes and controls we use to prevent fraudulent transactions and to protect client transaction data, as well as the technology used by our clients to access our systems. Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to mitigate breaches of security could result in losses to us or our clients, result in a loss of business and/or clients, cause us to incur additional expenses, affect our ability to grow our online services business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations. More generally, publicized security problems could inhibit the growth of the Internet as a means of conducting commercial transactions. Our ability to provide financial services over the Internet would be severely impeded if clients became unwilling to transmit confidential information online. As a result, our business, financial condition and results of operations could be adversely affected.

Business disruptions and interruptions due to natural disasters and other external events beyond our control can adversely affect our business, financial condition and results of operations.

Our operations can be subject to natural disasters and other external events beyond our control, such as earthquakes, fires, severe weather, public health issues, power failures, telecommunication loss, major accidents, terrorist attacks, acts of war, and other natural and man-made events. Our corporate headquarters and a portion of our critical business offices are located in California near major earthquake faults. Such events of disaster, whether natural or attributable to human beings, could cause severe destruction, disruption or interruption to our operations or property. Financial institutions, such as us, generally must resume operations promptly following any interruption. If we were to suffer a disruption or interruption and were not able to resume normal operations within a period consistent with industry standards, our business could suffer serious harm. In addition, depending on the nature and duration of the disruption or interruption, we might be vulnerable to fraud, additional expense or other losses, or to a loss of business and/or clients. We are in the process of implementing our business continuity program, which is a multi-year effort. We began implementing during 2005, but it has not yet been completed. There is no assurance that our business continuity program can adequately mitigate the risks of such business disruptions and interruptions.

Additionally, natural disasters and external events could affect the business and operations of our clients, which could impair their ability to pay their loans or fees when due, impair the value of collateral securing their loans, cause our clients to reduce their deposits with us, or otherwise adversely affect their business dealings with us, any of which could have a material adverse effect on our business, financial condition and results of operations.

We face reputation and business risks due to our interactions with business partners, service providers and other third parties.

We rely on third parties in a variety of ways, including to provide key components of our business infrastructure or to further our business objectives. These third parties may provide services to us and our clients or serve as partners in business activities. We rely on these third parties to fulfill their obligations to us, to accurately inform us of relevant information and to conduct their activities professionally and in a manner that reflects positively on us. Any failure of our business partners, service providers or other third parties to meet their commitments to us or to perform in accordance with our expectations could harm our business and operations, financial performance, strategic growth or reputation.

We face risks associated with the ability of our information technology systems and our processes to support our operations and future growth effectively.

In order to serve our target clients effectively, we have developed a comprehensive array of banking and other products and services. In order to support these products and services, we have developed and purchased or licensed information technology and other systems and processes. As our business continues to grow, we will continue to invest in these systems and processes. These investments may affect our future profitability. In addition, there can be no assurance that we will be able to effectively and timely improve our systems and processes to meet our business needs efficiently, whether by improving existing systems and processes or adding or transitioning to new systems and processes. Any interruption, failure or security breach in our information technology systems or processes, or any failure to effectively and timely improve these systems and processes to meet our business needs, could adversely affect our operations, financial condition, results of operations, future growth and reputation.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit, we may assume that a customer’s audited financial statements conform to U.S. generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively affected if we rely on financial statements or other information that do not comply with GAAP or that are materially misleading or inaccurate.

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

From time to time, FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, or apply an existing standard differently, also retroactively, in each case resulting in our restating prior period financial statements.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

If we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. This could have an adverse effect on our business, financial condition and results of operations, including our stock price, and could potentially subject us to litigation.

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

If we were to violate federal or state laws or regulations governing financial institutions, we could be subject to disciplinary action that could have a material adverse effect on our business, financial condition, profitability and reputation.

Federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, FINRA and state securities regulators, regulate broker-dealers, including our subsidiaries SVB Alliant and SVB Securities. If SVB Financial Group were to violate, even if unintentionally or inadvertently, the laws governing financial institutions and broker-dealers, the regulatory authorities could take various actions against us, depending on the severity of the violation, such as revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling from the securities business a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums and limitations on the activities of SVB Financial Group. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, profitability and reputation.

SVB Financial relies on dividends from its subsidiaries for most of its cash revenues.

SVB Financial is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its cash revenues from dividends from its subsidiaries, primarily the Bank. These dividends are the principal source of funds to pay operating costs, borrowings, if any, and, should SVB Financial elect to pay dividends. Various federal and state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to SVB Financial. Also, SVB Financial’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Strategic/Reputation Risks

Adverse changes in domestic or global economic conditions, especially in the technology sector, could have a material adverse effect on our business, growth and profitability.

If conditions deteriorate in the domestic or global economy, especially in the technology, life science, private equity and premium wine industry niches, our business, growth and profitability may be materially adversely affected. A global, U.S. or significant regional economic slowdown or recession could harm us by adversely affecting our clients’ and prospective clients’ access to capital to fund their businesses, their ability to sustain and grow their businesses, the level of funds they have available to maintain deposits, their demand for loans, their ability to repay loans and otherwise.

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

Among the factors that have affected and could in the future affect the amount of capital available to startup and emerging-growth companies are the receptivity of the capital markets IPOs or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments and general economic conditions in the technology and life science industries. Reduced capital markets valuations could reduce the amount of capital available to startup and emerging-growth companies, including companies within our technology and life science industry sectors. Additionally, such reduced valuations may decrease the value of our investment portfolio, in which we hold direct equity investments and warrants in these companies, as well as investments in funds that invest in these companies, which could have an adverse effect on our financial condition and results of operations.

We face competitive pressures that could adversely affect our business, profitability, financial condition and future growth.

Other banks and specialty and diversified financial services companies and debt funds, many of which are larger than we are, offer lending, leasing, other financial products and advisory services to our client base. In addition, we compete with hedge funds and private equity funds, which currently have very significant amounts of capital available to invest and lend. In some cases, our competitors focus their marketing on our industry sectors and seek to increase their lending and other financial relationships with technology companies, early stage growth companies or special industries such as wineries. In other cases, our competitors may offer a broader range of financial products to our clients. When new competitors seek to enter one of our markets, or when existing market participants seek to increase their market share, they sometimes undercut the pricing and credit terms prevalent in that market, which could adversely affect our market share or ability to exploit new market opportunities. Our pricing and credit terms could deteriorate if we act to meet these competitive challenges, which could adversely affect our business, profitability, financial condition and future growth. Similarly, competitive pressures could adversely affect the business, profitability, financial condition and future growth of our non-banking services, including our access to capital and attractive investment opportunities for our funds business and our ability to secure attractive engagements in our investment banking business.

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

If appropriate opportunities present themselves, we may engage in strategic activities, which could include acquisitions, joint ventures, partnerships, investments or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

In order to finance future strategic undertakings, we might obtain additional equity or debt financing. Such financing might not be available on terms favorable to us, or at all. If obtained, equity financing could be dilutive and the incurrence of debt and contingent liabilities could have a material adverse effect on our business, results of operations and financial condition.

Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary based on the nature of the activity but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, operating effectively with any partner with whom we elect to do business, retaining key employees, achieving anticipated synergies, meeting management’s expectations and otherwise realizing the undertaking’s anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

We face risks associated with international operations.

One component of our strategy is to expand internationally. To date, we have opened offices in China, India, Israel and the United Kingdom. We plan to expand our operations in those locations and may expand beyond these countries. Our efforts to expand our business internationally carries with it certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, differing technology standards or customer requirements, political and economic risks and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operation and financial condition. In addition, we face risks that our employees may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act and foreign laws and regulations, which could have a material adverse effect on us.

Our business reputation is important and any damage to it could have a material adverse effect on our business.

Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential clients and stockholders, the private equity community and the industries that we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, or our conduct of our business or otherwise could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters facility consists of three buildings and is located at 3003 Tasman Drive, Santa Clara, California. The total square footage of the premises leased under the current lease arrangement is approximately 213,625 square feet. The lease will expire on September 30, 2014, unless terminated earlier.

We currently operate 27 regional offices, including an administrative office, in the United States and five offices outside the United States. We operate throughout the Silicon Valley with two offices in Santa Clara, an office in Menlo Park, and two offices in Palo Alto. Other regional offices in California include Irvine, Woodland Hills, San Diego, San Francisco, St. Helena, Santa Rosa, and Pleasanton. Office locations outside of California within the United States include: Tempe, Arizona; Broomfield, Colorado; Atlanta, Georgia; Chicago, Illinois; Newton, Massachusetts; Minnetonka, Minnesota; New York, New York; Chapel Hill, North Carolina; Beaverton, Oregon; Randor, Pennsylvania; Austin, Texas; Dallas, Texas; Salt Lake City, Utah; Vienna, Virginia; and Seattle, Washington. Our five foreign offices are located in: Shanghai, China; Bangalore and Mumbai, India; Hertzelia Pituach, Israel; and London, England. All of our properties are occupied under leases, which expire at various dates through 2014, and in most instances include options to renew or extend at market rates and terms. We also own leasehold improvements, equipment, furniture, and fixtures at our offices, all of which are used in our business activities.

Our Commercial Banking operations are principally conducted out of our corporate headquarters in Santa Clara, and the lending teams operate out of the various regional offices. SVB Capital principally operates out of our office in Palo Alto. Our other businesses operate out of various offices, including SVB Private Client Services in our Santa Clara office, SVB Global in Palo Alto and our international local offices, and SVB Analytics in San Francisco. Prior to our announcement of the cessation of operations at SVB Alliant in July 2007, SVB Alliant operated out of an office in Palo Alto.

We believe that our properties are in good condition and suitable for the conduct of our business.

Item 3.	Legal Proceedings

On October 4, 2007, a consolidated class action was filed in the United States District Court for the Central District of California, purportedly on behalf of a class of investors who purchased the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Vitesse, the Bank and other named defendants in connection with alleged fraudulent recognition of revenue by Vitesse, specifically with respect to sales of certain accounts receivable to the Bank. The relief sought under the complaint included rescission of the Vitesse shares held by plaintiffs and other class members or the appropriate measure of damages, as well as prejudgment and post-judgment interest and certain fees, costs and expenses. On January 28, 2008, the court dismissed with prejudice all claims against the Bank under the action.

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

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol SIVB. The per share range of high and low sale prices for our common stock as reported on the NASDAQ Global Select Market, for each full quarterly period over the years ended December 31, 2007 and 2006, was as follows:

	2007		2006
Three Months Ended:	Low	High	Low	High
March 31	$46.21	$50.25	$45.70	$53.46
June 30	47.63	54.13	44.18	54.52
September 30	46.37	54.65	44.05	46.60
December 31	$46.61	$52.74	$43.91	$48.60

Holders

There were 958 registered holders of our stock as of January 31, 2008. Additionally, we believe there were approximately 43,934 beneficial holders of common stock whose shares were held in the name of brokerage firms or other financial institutions. We are not provided with the number or identities of all of these stockholders, but we have estimated the number of such stockholders from the number of stockholder documents requested by these brokerage firms for distribution to their customers.

Dividends

We have not paid cash dividends on our common stock since 1992. Currently, we have no plans to pay cash dividends on our common stock. Our Board of Directors may periodically evaluate whether to pay cash dividends, taking into consideration such factors as it considers relevant, including our current and projected financial performance, our projected sources and uses of capital, general economic conditions, considerations relating to our current and potential stockholder base, and relevant tax laws. Our ability to pay cash dividends is limited by generally applicable corporate and banking laws and regulations. See “Business-Supervision and Regulation—Restrictions on Dividends” under Part I, Item 1 of this report and Note 21 (Regulatory Matters) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for additional discussion on restrictions and limitations on the payment of dividends imposed on us by government regulations.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Stock Repurchases

The following table presents stock repurchases by month during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2007 – October 31, 2007	303,969	$49.04	303,969	$184,266,350
November 1, 2007 – November 30, 2007	315,800	49.80	315,800	168,540,621
December 1, 2007 – December 31, 2007	368,585	50.98	368,585	$149,749,798

Total	988,354	$50.00	988,354

(1)	On July 26, 2007, our Board of Directors approved a stock repurchase program authorizing us to purchase up to $250.0 million of our common stock. This program replaced all stock repurchase programs previously in place. During 2007, we repurchased 2.9 million shares of our common stock totaling $146.8 million under the current stock repurchase program and the previous program. At December 31, 2007, $149.7 million of shares remained authorized for repurchase under our stock repurchase program.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following information is not deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph compares, for the period from December 31, 2002 through December 31, 2007, the cumulative total stockholder return on the common stock of the Company with (i) the cumulative total return of the Standard and Poor’s 500 (“S&P 500”) Index, (ii) the cumulative total return of the Nasdaq Composite index, and (iii) the cumulative total return of the Nasdaq Bank Index. The graph assumes an initial investment of $100 and reinvestment of dividends. The graph is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return*

Among SVB Financial Group, the S&P 500 Index,

the NASDAQ Stock Market-US Index, and the NASDAQ Bank Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends

Fiscal year ending December 31.

Copyright ©2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	December 31,
	2002	2003	2004	2005	2006	2007
SVB Financial Group	100.00	197.64	245.59	256.66	255.45	276.16
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Bank	100.00	130.51	144.96	141.92	159.42	125.80

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Annual Report on Form 10-K. Information as of and for the years ended December 31, 2007, 2006 and 2005 is derived from audited financial statements presented separately herein, while information as of and for the years ended December 31, 2004 and 2003 is derived from audited financial statements not presented separately within.

	Year ended December 31,
(Dollars in thousands, except per share amounts and ratios)	2007	2006	2005	2004	2003
Income Statement Summary:
Net interest income	$380,933	$352,457	$299,293	$229,477	$183,138
(Provision for) recovery of loan losses	(16,836)	(9,877)	(237)	10,289	9,892
Noninterest income	221,384	141,206	117,495	107,774	81,393
Noninterest expense excluding impairment of goodwill	(329,265)	(304,069)	(259,860)	(239,920)	(201,896)
Impairment of goodwill	(17,204)	(18,434)	—	(1,910)	(63,000)
Minority interest in net (income)/losses of consolidated affiliates	(28,596)	(6,308)	(3,396)	(3,090)	7,689

Income before income tax expense	210,416	154,975	153,295	102,620	17,216
Income tax expense	(86,778)	(65,782)	(60,758)	(38,754)	(4,174)

Net income before cumulative effect of change in accounting principle	123,638	89,193	92,537	63,866	13,042
Cumulative effect of change in accounting principle, net of tax	—	192	—	—	—

Net income	$123,638	$89,385	$92,537	$63,866	$13,042

Common Share Summary:
Earnings per common share—basic, before cumulative effect of change in accounting principle	$3.64	$2.57	$2.64	$1.81	$0.36
Earnings per common share—diluted, before cumulative effect of change in accounting principle	3.37	2.37	2.40	1.70	0.35
Earnings per common share—basic	3.64	2.58	2.64	1.81	0.36
Earnings per common share—diluted	3.37	2.38	2.40	1.70	0.35
Book value per share	20.71	18.27	16.19	15.07	13.07
Weighted average shares outstanding-basic	33,949,654	34,680,522	35,114,574	35,215,483	36,109,404
Weighted average shares outstanding-diluted	36,737,507	37,614,646	38,489,189	37,512,267	37,231,250

Year-End Balance Sheet Summary:
Investment Securities	$1,602,574	$1,692,343	$2,037,270	$2,054,202	$1,519,935
Loans, net of unearned income	4,151,730	3,482,402	2,843,353	2,308,588	1,987,146
Goodwill	4,092	21,296	35,638	35,638	37,547
Total assets	6,692,456	6,081,452	5,541,715	5,145,679	4,468,410
Deposits	4,611,203	4,057,625	4,252,730	4,219,514	3,666,841
Short-term borrowings and other long-term debt	242,669	836,206	279,475	9,820	17,961
Senior and subordinated notes (1)	520,805	—	—	—	—
Contingently convertible debt	149,269	148,441	147,604	146,740	145,797
Junior subordinated debentures	52,511	51,355	48,228	49,470	49,118
Stockholders’ equity	$676,654	$628,514	$569,301	$541,948	$457,953

Average Balance Sheet Summary:
Investment Securities	$1,364,461	$1,684,178	$1,948,178	$1,753,920	$1,125,039
Loans, net of unearned income	3,522,326	2,882,088	2,368,362	1,951,655	1,797,990
Goodwill	12,576	27,653	35,638	37,066	91,992
Total assets	6,020,117	5,387,435	5,189,777	4,772,909	4,056,468
Deposits	3,962,260	3,921,857	4,166,476	3,905,408	3,277,566
Short-term borrowings and other long-term debt	472,798	418,654	77,534	16,605	40,903
Senior and subordinated notes (1)	313,148	—	—	—	—
Contingently convertible debt	148,877	148,002	147,181	146,255	73,791
Junior subordinated debentures	50,894	50,223	49,309	49,366	23,823
Trust preferred securities (2)	—	—	—	—	19,193
Stockholders’ equity	$669,333	$589,206	$541,426	$495,203	$504,632

Capital Ratios:
Total risk-based capital ratio	16.02%	13.95%	14.75%	16.09%	16.83%
Tier 1 risk-based capital ratio	11.07	12.34	12.39	12.75	12.23
Tier 1 leverage ratio	11.91	12.46	11.64	11.17	10.62
Average stockholders’ equity to average assets	11.12%	10.94%	10.43%	10.38%	12.44%

Selected Financial Results:
Return on average assets	2.05%	1.66%	1.78%	1.34%	0.32%
Return on average stockholders' equity	18.47	15.17	17.09	12.90	2.58
Net interest margin	7.29	7.38	6.46	5.39	5.16
Net (charge-offs) recoveries to average total loans	(0.35)	(0.14)	(0.04)	(0.10)	0.08
Nonperforming assets as a percentage of total assets	0.14	0.27	0.25	0.29	0.28
Allowance for loan losses as a percentage of total gross loans	1.13%	1.22%	1.28%	1.62%	2.49%

	Year ended December 31,
(Dollars in millions)	2007	2006	2005	2004	2003
Other Data:
Client investment funds:
Client directed investment assets	$13,049	$11,221	$8,863	$7,208	$7,615
Client investment assets under management	6,422	5,166	3,857	2,678	592
Sweep money market funds	2,721	2,573	2,247	1,351	1,139

Total client investment funds	$22,192	$18,960	$14,967	$11,237	$9,346

(1)	Included in our senior and subordinated notes balance are shortcut method adjustments for the corresponding hedging interest rate swaps recorded as a component of other assets on the balance sheet.
(2)	Adoption of FASB Interpretation (“FIN”) No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”) in December 2003 and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”) in May 2003 resulted in a change of classification of trust preferred securities distribution expense from noninterest expense to interest expense on a prospective basis. Additionally, the adoption of FIN 46R and SFAS No. 150 resulted in a change of classification of trust preferred securities from noninterest bearing funding sources to interest-bearing liabilities on a prospective basis. Prior to adoption of FIN 46R and SFAS No. 150, in accordance with accounting rules in effect at that time, we recorded trust preferred securities distribution expense as noninterest expense. On October 30, 2003, $50.0 million in cumulative 7.0% trust preferred securities were issued through a newly formed special purpose trust, SVB Capital II. We received $51.5 million in proceeds from the issuance of 7.0% junior subordinated debentures to SVB Capital II. A portion of the net proceeds were used to repay $40.0 million of the 8.25% trust preferred securities. Approximately $1.3 million of deferred issuance costs related to redemption of the $40.0 million of the 8.25% trust preferred securities were included in interest expense in the fourth quarter of 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of Financial Condition and Results of Operations below contain forward-looking statements. These statements are based on current expectations and assumptions, which are subject to risks and uncertainties. See our cautionary language at the beginning of this Annual Report on Form 10-K. Actual results could differ materially because of various factors, including but not limited to those discussed in Item 1A. Risk Factors.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and supplementary data as presented in Item 8 of this Annual Report on Form 10-K. Certain reclassifications have been made to our prior years’ results to conform to 2007 presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Overview of Company Operations

SVB Financial Group is a diversified financial services company, as well as a bank holding company and financial holding company. The company was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services. For 25 years, we have been dedicated to helping entrepreneurs succeed, especially in the technology, life science, private equity and premium wine industries. We provide our clients with a diversity of products and services to support them throughout their life cycles, regardless of their size or stage of maturity.

We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-state chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking products and services, such as funds management, private equity investment and equity valuation services, through our other subsidiaries and divisions.

Management’s Overview of 2007 Performance

Our primary or “core” business consists of providing banking products and services to our clients in the technology, life science, private equity and premium wine industries. We believe that this core banking business performed well during 2007, compared to 2006. We grew our earnings to $123.6 million or $3.37 per diluted common share in 2007, compared to $89.4 million or $2.38 per diluted common share in 2006.

We believe that our strong performance in 2007 was a result of our focus on five primary objectives: 1) growing loans to private equity and later-stage corporate technology clients, 2) maintaining credit quality at high levels, 3) new deposit product initiatives, 4) growing noninterest income, and 5) controlling noninterest expense growth.

We experienced strong average loan growth and continued to experience excellent credit quality. Though average deposits grew only slightly in 2007, compared to 2006, we experienced strong growth in period-end deposits primarily due to the introduction of two new deposit products in mid-to-late 2007.

We also had strong growth in noninterest income in 2007 driven by higher gains from investment securities as well as gains from derivative instruments, primarily our equity warrant assets. We also had increases in our core fee-based products, which include client investment fees, foreign exchange fees, deposit services charges and letter of credit income. We controlled our noninterest expense growth in 2007 and improved our operating efficiency ratio. The increase in noninterest expense in 2007 primarily related to higher compensation costs related to our strong financial performance.

The key highlights of our performance in 2007 and 2006 were as follows:

	December 31,
(Dollars in thousands)	2007	2006	Change
Average loans, net of unearned income	$3,522,326	$2,882,088	22.2%
Average noninterest-bearing deposits	2,864,153	2,785,948	2.8
Average interest-bearing deposits	1,098,107	1,135,909	(3.3)
Average total deposits	$3,962,260	$3,921,857	1.0%

Period end loans, net of unearned income	$4,151,730	$3,482,402	19.2%
Period end goodwill balance	4,092	21,296	(80.8)
Period end noninterest-bearing deposits	3,226,859	3,039,528	6.2
Period end interest-bearing deposits	1,384,344	1,018,097	36.0
Period end total deposits	$4,611,203	$4,057,625	13.6%

Net interest income	$380,933	$352,457	8.1%
Net interest margin	7.29%	7.38%	(9)	bps
Provision for loan losses	$16,836	$9,877	70.5%
Net charge-offs as a percentage of total gross loans	0.29%	0.11%	18	bps

Noninterest income (1)	$221,384	$141,206	56.8%
Noninterest expense (2)	$346,469	$322,503	7.4
Return on average stockholders’ equity	18.47%	15.17%	21.8
Return on average assets	2.05%	1.66%	23.5
Operating efficiency ratio (3)	56.46%	61.72%	(8.5)
Full-time equivalent employees	1,128	1,140	(1.1)%

(1)	Noninterest income included $35.5 million and $9.9 million attributable to minority interests for the years ended December 31, 2007 and 2006, respectively.
(2)	Noninterest expense included goodwill impairment charges of $17.2 million and $18.4 million for the years ended December 31, 2007 and 2006, respectively. Noninterest expense also included $10.7 million and $5.9 million attributable to minority interests for the years ended December 31, 2007 and 2006, respectively.
(3)	The operating efficiency ratio is calculated by dividing noninterest expense (excluding goodwill impairment charges of $17.2 million and $18.4 million for the years ended December 31, 2007 and 2006, respectively, and noninterest expense attributable to minority interests of $10.7 million and $5.9 million, respectively) by total taxable-equivalent revenue (excluding taxable-equivalent revenue attributable to minority interests of $39.3 million and $12.2 million for the years ended December 31, 2007 and 2006, respectively).

Critical Accounting Policies and Estimates

Our accounting policies are fundamental to understanding our financial condition and results of operations. We have identified six policies as being critical because they require our management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. We evaluate our estimates and assumptions on an ongoing basis and we base these estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Our senior management has discussed the development, selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors.

Non-Marketable Securities

Non-marketable securities include investments in funds of funds, co-investment funds, sponsored debt funds and direct equity investments in companies. Our accounting for investments in non-marketable securities depends on several factors, including our level of ownership/control and the legal structure of our subsidiary making the investment. Based on these factors, we account for our non-marketable securities using one of three different methods: (i) investment company fair value accounting; (ii) equity method accounting; or (iii) cost method accounting. The carrying value of our non-marketable securities at December 31, 2007 and 2006 was as follows:

	December 31,
(Dollars in thousands)	2007	2006
Non-marketable securities:
Investment company fair value accounting	$255,405	$174,782
Equity method accounting	45,790	38,374
Cost method accounting	42,273	33,732

Total non-marketable securities	$343,468	$246,888

Our non-marketable securities carried under investment company fair value accounting are carried at estimated fair value at each balance sheet date based primarily on financial information obtained as the general partner of the fund or obtained from the fund’s respective general partner. Fair value is the amount that would be received to sell the non-marketable securities in an orderly transaction between market participants at the measurement date. We have retained the specialized accounting of our consolidated funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation.

For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. We consider our accounting policy for our non-marketable securities carried under investment company fair value to be critical as estimating the fair value of these investments requires management to make assumptions regarding future performance, financial condition, and relevant market conditions, along with other pertinent information.

The valuation of our private equity funds is primarily based upon our pro-rata share of the fair market value of the net assets of a private fund as determined by such private fund on the valuation date. There is a time lag of one quarter in our receipt of financial information from the investee’s general partner, which we use as the primary basis for valuation of these investments.

Under our equity method accounting, we recognize our proportionate share of the results of operations of each equity method investee in our results of operations.

Under our cost method accounting, we record investments at cost and recognize as income distributions or returns received from net accumulated earnings of the investee since the date of acquisition.

We review our equity and cost method securities at least quarterly for indications of impairment, which requires significant judgment. Indications of impairment include an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. Investments identified as having an indication of impairment are reviewed further to determine if the investment is other than temporarily impaired. We reduce the investment value when we consider declines in value to be other than temporary and we recognize the estimated loss as a loss on investment securities, which is a component of noninterest income.

We consider our accounting policy for our non-marketable securities to be critical because the valuation of our non-marketable securities is subject to management judgment. The inherent uncertainty in the process of valuing securities for which a ready market is unavailable may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in their carrying value, thereby possibly requiring an impairment charge in the future. There can be no assurances that we will realize the full value of our non-marketable securities, which could result in significant losses.

Derivative Assets—Equity Warrant Assets for Shares of Privately- and Publicly-held Companies

As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies. Equity warrant assets for shares of private and public companies are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income. At December 31, 2007, our equity warrant assets totaled $31.3 million, compared to $37.7 million at December 31, 2006.

We account for equity warrant assets with net settlement terms in certain private and public client companies as derivatives. In general, equity warrant assets entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain equity warrant assets contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events. Our warrant agreements contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). Because we can net settle our warrant agreements, our equity warrant assets qualify as derivative instruments in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).

The fair value of the equity warrant assets portfolio is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following material assumptions:

•	Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding.
•

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on guidelines for publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. A total of six such indices were used. The volatility assumption was based on the median volatility for an individual public company within an index for the past 16 quarters, from which an average volatility was derived. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2007 was 39.7%, compared to 42.1% at December 31, 2006.

•

Actual data on cancellations and exercises of our equity warrant assets was utilized as the basis for determining the expected remaining life of the equity warrant assets in each financial reporting period. Equity warrant assets may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. This assumption reduced the reported value of the warrant portfolio by $11.8 million at December 31, 2007, compared to a reduction of $12.4 million at December 31, 2006.

•

The risk-free interest rate was derived from the U.S. Treasury yield curve. The risk-free interest rate was calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk-free interest rate used for the warrant valuation at December 31, 2007 was 3.2%, compared to 4.8% at December 31, 2006.

•

Other adjustments, including a marketability discount, were estimated based on management’s judgment about the general industry environment, combined with specific information about the issuing company, when available.

The fair value of our equity warrant assets recorded on our balance sheets represents our best estimate of the fair value of these instruments. Changes in the above material assumptions may result in significantly different valuations. For example, the following table demonstrates the effect of changes in the risk-free interest rate and volatility assumptions:

Valuation of equity warrant assets held by SVB Financial Group active at December 31, 2007 is as follows (1):

	Volatility Factor
(Dollars in millions)	10% Lower	Current (39.7%)	10% Higher
Risk Free Interest Rate:
Less 100 basis points	$28.8	$30.5	$32.4
Current rate (3.2%)	29.7	31.3	33.2
Plus 100 basis points	$30.6	$32.2	$34.0

(1)	The above table does not include equity warrant assets at December 31, 2007 held by Partners for Growth, LP, which were valued at $2.5 million, based on 38.0% volatility and a 3.2% risk-free interest rate.

The timing and value realized from the disposition of equity warrant assets depend upon factors beyond our control, including the performance of the underlying portfolio companies, investor demand for IPOs, fluctuations in the market prices of the underlying common stock of these companies, levels of mergers and acquisitions activity, and legal and contractual restrictions on our ability to sell the underlying securities. All of these factors are difficult to predict. Many equity warrant assets may be terminated or may expire without compensation and may incur valuation losses from lower-priced funding rounds. We are unable to predict future gains or losses with accuracy, and gains or losses could vary materially from period to period.

We consider accounting policies related to equity warrant assets to be critical as the valuation of these assets is complex and subject to a certain degree of management judgment. Management has the ability to select from several valuation methodologies and has alternative approaches in the calculation of material assumptions. The selection of an alternative valuation methodology or alternative approaches used to calculate material assumptions in the current methodology may cause our estimated values of these assets to differ significantly from the values recorded. Additionally, the inherent uncertainty in the process of valuing these assets for which a ready market is unavailable may cause our estimated values of these assets to differ significantly from the values that would have been derived had a ready market for the assets existed, and those differences could be material. Further, the fair value of equity warrant assets may never be realized, which could result in significant losses.

Allowance for Loan Losses

At December 31, 2007, our allowance for loan losses totaled $47.3 million, compared to $42.7 million at December 31, 2006. The allowance for loan losses is management’s estimate of credit losses inherent in the loan portfolio at a balance sheet date.

We consider our accounting policy for the allowance for loan losses to be critical as estimation of the allowance involves material estimates by our management and is particularly susceptible to significant changes in the near term. Determining the allowance for loan losses requires us to make forecasts that are highly uncertain and require a high degree of judgment. Our loan loss reserve methodology is applied to our allowance for loan losses and we maintain the balances at levels that we believe are adequate to absorb estimated probable losses inherent in our loan portfolios.

Our allowance for loan losses is established for loan losses that are probable but not yet realized. The process of anticipating loan losses is imprecise. Our management applies a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating through an evaluation process, which includes consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by client industry sector and individually for impaired loans as determined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), and SFAS No. 5.

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

Reserve for Unfunded Credit Commitments

The level of the reserve for unfunded credit commitments is determined following a methodology that parallels that used for the allowance for loan losses. We consider our accounting policy for the reserve for unfunded credit commitments to be critical as estimation of the reserve involves material estimates by our management and is particularly susceptible to significant changes in the near term. We record a liability for probable and estimatable losses associated with our unfunded credit commitments. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate the probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments. The reserve for unfunded credit commitments may also include certain macro allocations as deemed appropriate by management. Our reserve for unfunded credit commitments totaled $13.4 million and $14.7 million at December 31, 2007 and 2006 respectively, and is reflected in other liabilities on our balance sheet.

Goodwill

Goodwill, which arises when the purchase price exceeds the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. At December 31, 2007, our consolidated balance sheet included $4.1 million of goodwill, which related to the acquisition of a majority ownership interest in eProsper in 2006, our equity ownership data management services company. Goodwill at December 31, 2006 totaled $21.3 million, which related to the acquisitions of SVB Alliant and eProsper.

On an annual basis or as circumstances dictate, management reviews goodwill and evaluates events or other developments that may indicate an impairment in the carrying amount. We consider our accounting policy on goodwill to be critical because the valuation methodology for potential impairments is inherently complex and involves significant management judgment in the use of estimates and assumptions.

The impairment tests for goodwill are performed at the reporting unit level and require us to perform a two-step impairment test. First, we compare the aggregate fair value of our reporting unit to its carrying amount including goodwill. If the fair value exceeds the carrying amount, no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. We estimate the reporting unit’s implied fair value by using a discounted cash flow approach. These estimates involve many assumptions, including expected results of operations and assumed discount rates. These discount rates are based on standard industry practice, taking into account the expected equity risk premium, the size of the business and the probability of the reporting unit achieving its financial forecasts. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then a goodwill impairment is recognized by writing goodwill down to the implied fair value.

Events that may indicate a goodwill impairment include significant or adverse changes in the results of operations of the business, or in the economic or political climate, an adverse action or assessment by a regulator, unanticipated competition, and a more-likely-than-not expectation that a reporting unit will be sold or disposed of. As a result of our annual impairment test for SVB Alliant conducted in the second quarter of 2007, we recognized a pre-tax impairment charge of $17.2 million due to changes in our outlook for SVB Alliant’s future financial performance. Subsequently, in July 2007, we reached a decision to cease operations at SVB Alliant. See Note 10 (Goodwill) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Share-Based Compensation

Our share-based compensation expense totaled $14.9 million and $21.3 million in 2007 and 2006, respectively. In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), we measure compensation expense for all employee share-based payment awards using a fair value based method, reduced by estimated award forfeitures, and record such expense in our consolidated statements of operations.

We consider our accounting policy for share-based compensation to be critical as determining the fair value of awards involves the use of significant estimates and assumptions. We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The Black-Scholes option-pricing model requires the use of input assumptions, including the expected life, expected price volatility of the underlying stock, expected dividend yield and risk-free interest rate. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock options have characteristics significantly different from those of traded options, changes to the input assumptions can materially affect the fair value of our employee stock options. SFAS No. 123(R) also requires us to develop an estimate of the number of share-based payment awards which we expect to vest. We consider many factors when estimating expected forfeitures, including the type of award, the employee class and historical experience.

The most significant assumptions impacted by management’s judgment are the expected volatility and the expected life of the options. The expected dividend yield, and expected risk-free interest rate are not as significant to the calculation of fair value. In addition, adjustments to our estimates of the number of share-based payment awards that we expect to vest did not have a significant impact on the recorded share-based compensation expense.

Expected volatility: The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of traded options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock.

Expected life: The expected life also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, longer option terms provide more opportunity to exploit market highs. However, employees are not required to wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, we are required to estimate the expected term of the option. When establishing an estimate of the expected life, we bifurcate our option grants into four employee groupings based on exercise behavior and determine the expected life for each group by considering several factors, including historical option exercise behavior, post vesting turnover rates and terms and vesting periods of the options granted.

We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods. Changes to the input assumptions could materially affect the estimated fair value of our share-based payment awards.

We performed a sensitivity analysis of the impact of increasing and decreasing expected volatility by 10% as well as the impact of increasing and decreasing the weighted average expected life by one year. We performed this analysis on the stock options granted in 2007. The following table shows the impact of these changes on our stock option expense for the options granted in 2007:

(Dollars in thousands)	2007
Actual stock option expense for 2007 grants	$4,668
Stock option expense increase (decrease) under the following assumption changes:
Volatility decreased by 10% (25.6% to 15.6%)	(982)
Volatility increased by 10% (25.6% to 35.6%)	1,024
Average life decreased by 1 year	(545)
Average life increased by 1 year	$500

Income Taxes

We are subject to income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which we operate. Our income tax expense totaled $86.8 million and $65.8 million in 2007 and 2006, respectively.

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax-basis carrying amount. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions, both domestic and foreign. We evaluate our uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). We believe that our unrecognized tax benefits, including related interest and penalties, are adequate in relation to the potential for additional tax assessments.

We are also subject to routine corporate tax audits by the various tax jurisdictions. In the preparation of income tax returns, tax positions are taken based on interpretation of federal and state income tax laws as well as foreign tax laws. In accordance with FIN 48, we review our uncertain tax positions quarterly, and we may adjust these unrecognized tax benefits in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact income tax expense in the period in which such determination is made.

Recent Accounting Pronouncements

Please refer to the discussion of our recent accounting pronouncements in Note 2 (Summary of Significant Accounting Policies) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

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

Net Interest Income (Fully Taxable-Equivalent Basis)

Net interest income of $382.2 million in 2007 increased by $28.1 million or 7.9 percent, from $354.1 million in 2006, which increased by $52.8 million or 17.5 percent, from $301.3 million in 2005. The increase in net interest income in 2007 was primarily due to a $62.9 million increase in income from our loan portfolio and a $6.7 million increase in income from our short-term investments portfolio, driven primarily by growth in these portfolios. These increases were partially offset by a $27.3 million increase in interest expense and a $14.2 million decrease in interest income from our investment securities portfolio.

The increase in interest income from our loan portfolio in 2007 was primarily related to growth in our loan portfolio and an increase in our average base prime lending rate in 2007, compared to 2006. Average loans outstanding in 2007 totaled $3.52 billion, compared to $2.88 billion in 2006. The increase in average loans outstanding of $640.2 million during 2007 was driven primarily by our commercial loan portfolio, which increased by $554.4 million as a result of our increased focus on serving private equity and later-stage technology clients and loan growth increases from all industry segments we serve, with particularly strong growth in loans to private equity firms and to software clients within the technology sector. Our average base prime lending rate increased to 8.06 percent in 2007 from 7.95 percent in 2006, primarily due to the effect of 2006 rate increases, partially offset by rate decreases in late 2007 in response to Federal Reserve rate cuts. At December 31, 2007, our base prime lending rate was 7.25 percent, compared to 8.25 percent at December 31, 2006. The average yield on our loan portfolio was 10.27 percent in 2007, compared to 10.37 percent in 2006. Loan yields were positively impacted by the full year effect from the Federal Reserve rate increases in 2006. However, these increases were more than offset by increases in loans to our later-stage technology clients and to our private equity clients, which typically earn lower loan yields compared to our other lending products. On an average basis, in 2007, 72.4 percent, or $2.75 billion, of our average outstanding gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 74.3 percent or $2.34 billion, for 2006.

The increase in interest income from our short-term investments portfolio in 2007 was primarily driven by higher cash balances available within our portfolios as a result of increase in our deposit products, as well as from the issuance of our long-term debt in May 2007.

The increase in interest expense in 2007 is primarily related to increases in interest expense from long-term debt and deposits, partially offset by a decrease in interest expense from short-term borrowings. Average long-term debt increased by $449.6 million to $665.6 million, primarily due to the issuance of $500 million of long-term debt in May 2007 and the utilization of $150 million of long-term Federal Home Loan Bank (“FHLB”) advances beginning in the fourth quarter of 2006. The proceeds from the long-term debt issued in May 2007 were used to fund loan growth and to pay down our short-term borrowings. As a result, average short-term borrowings decreased by $80.8 million to $320.1 million in 2007, compared to $400.9 million in 2006. Short-term borrowings and FHLB advances were used to fund the growth of our loan portfolio in 2006 and through the first half of 2007. The increase in interest expense from deposits was primarily related to our money market deposit product for early stage clients introduced in May 2007, which bears higher yields compared to our other money market deposit products. For 2007, the average balance of our early stage money market deposit product was $118.7 million and interest expense incurred was $4.1 million. The increase in interest expense from deposits also reflects the initial impact of a Eurodollar sweep deposit product, which is interest-bearing, introduced in late October 2007. For 2007, the average balance of our Eurodollar sweep deposit product was $8.3 million and interest expense incurred was $0.3 million. In addition to interest-bearing deposits, our average noninterest-bearing deposit balances also increased by $78.2 million to $2.86 billion in 2007, compared to $2.79 billion in 2006. The increase in noninterest-bearing deposits was primarily related to increased deposits from our private equity clients in late 2007.

The decrease in interest income from our investment securities portfolio in 2007 reflects lower levels of investment securities due to scheduled maturities and prepayments. Average interest-earning investment securities decreased by $319.7 million to $1.36 billion in 2007, compared to $1.68 billion in 2006, as a result of our use of portfolio cash flows to support the growth of our loan portfolio.

The increase in net interest income in 2006, compared to 2005 was primarily due to a $79.7 million increase in income from our loan portfolio, partially offset by a $10.5 million decrease in interest income from our investment securities portfolio and an increase in interest expense of $18.0 million.

The increase in interest income from our loan portfolio in 2006 is primarily related to growth in our loan portfolio as well as the effect of increases in our base prime lending rate during 2006. Average loans outstanding in 2006 totaled $2.88 billion, compared to $2.37 billion in 2005. The increase in average loans outstanding of $513.7 million during 2006 was primarily driven by our commercial loan portfolio, which increased by $450.1 million in 2006 as a result of our increased focus on serving middle-market clients and improvement in economic activity in the markets served by us.

We increased our base prime lending rate four times in 2006, each time by 25 basis points, in response to Federal Reserve rate increases. Our base prime lending rate was 8.25 percent at December 31, 2006, compared to 7.25 percent at December 31, 2005. Our average base prime lending rate increased to 7.95 percent in 2006 from 6.18 percent in 2005. The average yield on our loan portfolio was 10.37 percent in 2006, compared to 9.26 percent in 2005. The increase in interest income from our investment securities portfolio in 2006 was due to higher levels of investment securities, as well as a change in the composition of our investment portfolio.

The increase in interest expense in 2006 was primarily related to increases in short-term borrowings and other long-term debt. Average short-term borrowings increased by $331.4 million in 2006 to $400.9 million while average other long-term debt increased by $9.7 million to $17.7 million.

Analysis of Interest Changes Due to Volume and Rate (Fully Taxable-Equivalent Basis)

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change”. Changes in our prime lending rate also impact the yields on our loans, and to a certain extent our interest-bearing deposits. The following table sets forth changes in interest income for each major category of interest-earning assets and interest expense for each major category of interest-bearing liabilities. The table also reflects the amount of simultaneous changes attributable to both volume and rate changes for the years indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.

	2007 Compared to 2006			2006 Compared to 2005
	Year Ended December 31, Increase (Decrease) Due to Change in			Year Ended December 31, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	$6,208	$519	$6,727	$(2,887)	$4,445	$1,558
Investment securities	(15,242)	1,003	(14,239)	(14,058)	3,602	(10,456)
Loans	65,808	(2,906)	62,902	51,249	28,469	79,718

Increase (decrease) in interest income, net	56,774	(1,384)	55,390	34,304	36,516	70,820

Interest expense:
NOW deposits	(6)	(7)	(13)	16	1	17
Regular money market deposits	(545)	666	121	(1,515)	356	(1,159)
Bonus money market deposits	75	3,190	3,265	(1,820)	501	(1,319)
Time deposits	42	681	723	145	288	433
Foreign sweep deposits	284	—	284	—	—	—
Short-term borrowings	(4,270)	61	(4,209)	17,146	1,287	18,433
Contingently convertible debt	5	7	12	5	(17)	(12)
Junior subordinated debentures	43	150	193	44	837	881
Senior and subordinated notes	19,619	—	19,619	—	—	—
Other long-term debt	7,323	(47)	7,276	464	278	742

Increase in interest expense, net	22,570	4,701	27,271	14,485	3,531	18,016

Increase (decrease) in net interest income	$34,204	$(6,085)	$28,119	$19,819	$32,985	$52,804

Net Interest Margin (Fully Taxable-Equivalent Basis)

Our net interest margin was 7.29 percent in 2007, compared to 7.38 percent in 2006 and 6.46 percent in 2005. The decrease in net interest margin in 2007 was primarily due to decreases in yields of our loan portfolio as well as increases in rates paid on our interest-bearing liabilities from the issuance of long-term debt in May 2007 and utilization of long-term FHLB advances, as well as the introduction of our two new interest-bearing deposit products, partially offset by decreases in short-term borrowings and increases in yields from our short-term investments portfolio. Our net interest margin was also positively impacted by increases in average balances of our noninterest-bearing demand deposits, a significant source of funding for us, which increased by $78.2 million and $148.9 million during 2007 and 2006, respectively.

The increase in net interest margin in 2006 was largely due to growth and increases in yields of our loan portfolio as well as growth of our noninterest-bearing demand deposits, partially offset by increases in the balances outstanding of our short-term borrowings.

Average Balances, Yields and Rates Paid (Fully Taxable-Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following table sets forth average assets, liabilities, minority interest and stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin in 2007, 2006 and 2005.

	Year ended December 31,
	2007			2006			2005
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities (1)	$357,673	$17,816	4.98%	$232,634	$11,089	4.77%	$313,266	$9,531	3.04%
Investment securities:
Taxable	1,310,595	61,303	4.68	1,615,807	74,523	4.61	1,900,027	83,950	4.42
Non-taxable (2)	53,866	3,637	6.75	68,371	4,656	6.81	84,151	5,685	6.76
Loans:
Commercial	2,973,705	321,381	10.81	2,419,286	263,878	10.91	1,969,204	194,018	9.85
Real estate construction and term	252,399	16,665	6.60	195,041	13,422	6.88	159,123	10,032	6.30
Consumer and other	296,222	23,857	8.05	267,761	21,701	8.10	240,035	15,233	6.35

Total loans, net of unearned income	3,522,326	361,903	10.27	2,882,088	299,001	10.37	2,368,362	219,283	9.26

Total interest-earning assets	5,244,460	444,659	8.48	4,798,900	389,269	8.11	4,665,806	318,449	6.83

Cash and due from banks	276,352			242,305			227,869
Allowance for loan losses	(43,654)			(38,808)			(37,144)
Goodwill	12,576			27,653			35,638
Other assets (3)	530,383			357,385			297,608

Total assets	$6,020,117			$5,387,435			$5,189,777

Funding sources:
Interest-bearing liabilities:
NOW deposits	$35,020	$138	0.39%	$36,999	$151	0.41%	$33,196	$134	0.40%
Regular money market deposits	152,550	1,796	1.18	210,933	1,675	0.79	406,843	2,834	0.70
Bonus money market deposits	577,977	8,003	1.38	569,122	4,738	0.83	792,123	6,057	0.76
Time deposits	324,250	3,064	0.94	318,855	2,341	0.73	297,286	1,908	0.64
Foreign sweep deposits	8,310	284	3.42	—	—	—	—	—	—

Total interest-bearing deposits	1,098,107	13,285	1.21	1,135,909	8,905	0.78	1,529,448	10,933	0.71
Short-term borrowings	320,129	16,922	5.29	400,913	21,131	5.27	69,499	2,698	3.88
Contingently convertible debt	148,877	941	0.63	148,002	929	0.63	147,181	941	0.64
Junior subordinated debentures	50,894	3,404	6.69	50,223	3,211	6.39	49,309	2,330	4.73
Senior and subordinated notes	313,148	19,619	6.27	—	—	—	—	—	—
Other long-term debt	152,669	8,282	5.42	17,741	1,006	5.67	8,035	264	3.29

Total interest-bearing liabilities	2,083,824	62,453	3.00	1,752,788	35,182	2.01	1,803,472	17,166	0.95
Portion of noninterest-bearing funding sources	3,160,636			3,046,112			2,862,334

Total funding sources	5,244,460	62,453	1.19	4,798,900	35,182	0.73	4,665,806	17,166	0.37

Noninterest-bearing funding sources:
Demand deposits	2,864,153			2,785,948			2,637,028
Other liabilities	191,466			115,516			114,012
Minority interest in capital of consolidated affiliates	211,341			143,977			93,839
Stockholders’ equity	669,333			589,206			541,426
Portion used to fund interest-earning assets	(3,160,636)			(3,046,112)			(2,862,334)

Total liabilities, minority interest and stockholders’ equity	$6,020,117			$5,387,435			$5,189,777

Net interest income and margin		$382,206	7.29%		$354,087	7.38%		$301,283	6.46%

Total deposits	$3,962,260			$3,921,857			$4,166,476

(1)	Includes average interest-bearing deposits in other financial institutions of $52.9 million, $31.0 million and $20.4 million in 2007, 2006 and 2005, respectively.
(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35.0 percent for all years presented. The tax equivalent adjustments were $1.3 million, $1.6 million and $2.0 million in 2007, 2006 and 2005, respectively.
(3)	Average investment securities of $250.8 million, $151.2 million and $157.1 million in 2007, 2006 and 2005, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. For a more detailed discussion of credit quality and the allowance for loan losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “—Consolidated Financial Condition—Credit Quality and the Allowance for Loan Losses” under Part II, Item 7 in this report.

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Allowance for loan losses, beginning balance	$42,747	$36,785	$37,613
Provision for loan losses	16,836	9,877	237
Loan charge-offs	(19,378)	(14,065)	(12,416)
Loan recoveries	7,088	10,150	11,351

Allowance for loan losses, ending balance	$47,293	$42,747	$36,785

Provision as a percentage of total gross loans	0.40%	0.28%	0.01%
Net charge-offs as a percentage of total gross loans	0.29	0.11	0.04
Allowance for loan losses as a percentage of total gross loans	1.13%	1.22%	1.28%
Total gross loans	$4,178,098	$3,509,560	$2,868,382

Our provision for loan losses increased by $7.0 million to $16.8 million in 2007, compared to $9.9 million in 2006. The increase in our provision was primarily due to an increased level of loan charge-offs, lower recoveries recognized, partially offset by a decrease in our allowance for loan losses as a percentage of total gross loans as our credit quality remains strong. The increase in provision of $9.6 million in 2006, compared to 2005 was primarily due to the growth in our loan portfolio.

Noninterest Income

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
Client investment fees	$51,794	$44,345	16.8%	$33,255	33.3%
Gains on investment securities, net	46,724	2,551	—	4,307	(40.8)
Foreign exchange fees	25,750	21,045	22.4	17,906	17.5
Gains on derivative instruments, net	23,935	17,949	33.4	6,750	165.9
Deposit service charges	15,554	10,159	53.1	9,805	3.6
Corporate finance fees	14,199	11,649	21.9	22,063	(47.2)
Letter of credit and standby letter of credit income	11,115	9,943	11.8	10,007	(0.6)
Other	32,313	23,565	37.1	13,402	75.8

Total noninterest income	$221,384	$141,206	56.8%	$117,495	20.2%

Included in noninterest income is income that is attributable to minority interests. As part of our funds management business, we recognize the entire income or loss from funds where we own significantly less than 100%. We are required under GAAP to consolidate 100% of the results of the funds that we are deemed to control. Similarly, we are required under GAAP to consolidate the results of eProsper, of which we own 65%. The relevant amounts attributable to investors other than us are reflected under “Minority Interest in Net Income of Consolidated Affiliates”. Our net income includes only the portion of income or loss that is attributable to our ownership interest. The table below provides a summary of non-GAAP noninterest income, net of minority interest:

	Year ended December 31,
Non-GAAP noninterest income, net of minority interest (Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
GAAP noninterest income	$221,384	$141,206	56.8%	$117,495	20.2%
Less: amounts attributable to minority interests, including carried interest	(37,981)	(9,903)	283.5	(6,067)	63.2

Non-GAAP noninterest income, net of minority interest	$183,403	$131,303	39.7%	$111,428	17.8%

We believe that the above non-GAAP financial measure, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, this non-GAAP financial measure in assessing our operating results and when planning, forecasting and analyzing future periods. However, this non-GAAP financial measure should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP.

Client Investment Fees

We offer a variety of investment products on which we earn fees. These products include sweep money market funds, money market mutual funds, overnight repurchase agreements and fixed income securities available through client-directed accounts and fixed income management services offered through our investment advisory subsidiary.

Client investment fees totaled $51.8 million in 2007, compared to $44.3 million in 2006 and $33.3 million in 2005. The increases of $7.5 million and $11.0 million in client investment fees in 2007 and 2006, respectively, were attributable to growth in average client investment funds, with particularly strong growth in our Repurchase Agreement Program, as a result of increased deposits from our private equity clients, as well as an increase in the number of managed portfolios within our client investment assets under management, as a result of increased deposits from our later-stage technology clients. The following table summarizes average client investment funds for 2007, 2006 and 2005:

	Year ended December 31,
(Dollars in millions)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
Client directed investment assets (1)	$12,356	$10,605	16.5%	$8,072	31.4%
Client investment assets under management	5,651	4,364	29.5	3,328	31.1
Sweep money market funds	2,427	2,260	7.4	1,512	49.5

Total average client investment funds (2)	$20,434	$17,229	18.6%	$12,912	33.4%

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client funds invested through SVB Financial Group are maintained at third party financial institutions.

Gains on Investment Securities, Net

Gains on investment securities, net, were $46.7 million in 2007, compared to $2.6 million in 2006 and $4.3 million in 2005. Net gains on investment securities of $46.7 million in 2007 were mainly attributable to net gains of $30.1 million from three of our managed funds of funds and $12.0 million from one of our sponsored debt funds. Included in the $46.7 million in net gains on investment securities are $23.7 million of net gains from valuation adjustments and $23.0 million of gains from distributions. We expect continued variability in the performance of our consolidated funds. As of December 31, 2007, we held investments, either directly or through our managed investment funds, in 397 private equity funds, 58 companies and three sponsored debt funds.

Gains on investment securities, net, of $2.6 million in 2006 were primarily attributable to net gains of $6.4 million from two of our managed funds of funds, partially offset by a loss of $3.2 million due to the sale of certain available-for-sale securities and net losses of $0.6 million from one of our managed funds of funds. Included in the $2.6 million in net gains on investment securities are $5.9 million of net gains from distributions, partially offset by losses of $3.2 million from the sale of certain available-for-sale securities and $0.1 million of net losses from valuation adjustments.

The following table provides a summary of non-GAAP net gains on investment securities, net of minority interest:

	Year ended December 31,
Non-GAAP net gains on investment securities, net of minority interest (Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
GAAP net gains on investment securities	$46,724	$2,551	—%	$4,307	(40.8)%
Less: amounts attributable to minority interests, including carried interest	(35,449)	(5,032)	604.5	(5,743)	(12.4)

Non-GAAP net gains on investment securities, net of minority interest.	$11,275	$(2,481)	(554.5)%	$(1,436)	72.8%

We believe that the above non-GAAP financial measure, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, this non-GAAP financial measure in assessing our operating results and when planning, forecasting and analyzing future periods. However, this non-GAAP financial measure should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP.

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency exchange on behalf of our clients. Foreign exchange fees totaled $25.8 million in 2007, compared to $21.0 million in 2006 and $17.9 million in 2005. The increase in foreign exchange fees in 2007 and 2006 reflect higher notional volumes converted. Commissioned notional volumes were $6.13 billion in 2007, $4.14 billion in 2006 and $3.18 billion in 2005. Because our clients’ demand for foreign currency is driven by the purchase or sale of goods and services, and because more than 70% of our trades occur in only three currencies (Euro, Pound Sterling, and Canadian Dollar), the higher notional volumes reflect the impact of business conditions in those countries or regions on our clients.

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for 2007, 2006, and 2005 is as follows:

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
Gains (losses) on foreign exchange forward contracts, net (1)	$958	$(219)	(537.4)%	$3,410	(106.4)%
Change in fair value of interest rate swap (2)	(499)	(3,630)	(86.3)	—	—
Equity warrant assets:
Gains on exercise, net	18,690	11,495	62.6	9,010	27.6
Change in fair value (3):
Cancellations and expirations	(2,643)	(3,963)	(33.3)	(2,952)	34.2
Other changes in fair value	7,429	14,266	(47.9)	(2,718)	(624.9)

Total net gains on equity warrant assets (4)	23,476	21,798	7.7	3,340	552.6

Total gains on derivative instruments, net	$23,935	$17,949	33.4%	$6,750	165.9%

(1)	Represents the change in the fair value of foreign exchange forward contracts executed on behalf of clients and contracts with correspondent banks to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income.
(2)	Represents the change in fair value of our interest rate swap agreement related to our junior subordinated debentures. For 2007 and 2006, the amount represents the net change in the fair value hedge implemented in April 2006. Prior to April 2006, the amount represents the cumulative change in market value of the interest rate swap prior to its designation as a fair value hedge. Please refer to the discussion of our interest rate swap agreement related to our junior subordinated debentures in Note 14 (Derivative Financial Instruments) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.
(3)	As of December 31, 2007, the Company held warrants in 1,179 companies, compared to 1,287 companies at December 31, 2006 and 1,281 companies at December 31, 2005.
(4)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to minority interests are reflected in the consolidated statements of income under the caption “Minority Interest in Net Income of Consolidated Affiliates”.

Gains on derivative instruments, net, totaled $23.9 million in 2007, compared to $17.9 million in 2006 and $6.8 million in 2005. The increase of $6.0 million in 2007 was primarily due to gains on exercises of equity warrant assets arising from merger and acquisition activities by certain companies in our warrant portfolio and lower losses associated with the fair value hedge agreement for our junior subordinated debentures. These increases were partially offset by lower gains recognized from valuation adjustments of our equity warrant assets. The net gains on derivatives of $23.9 million for 2007 were due to $18.7 million in net gains from exercised warrants and $5.2 million in net increase in fair value.

The increase of $11.1 million in 2006 was primarily due to favorable changes in the fair value of equity warrant assets, which was partially offset by an unfavorable change in the fair value hedge agreement for our junior subordinated debentures and a decrease in gains from foreign exchange forwards primarily used to reduce our exposure to foreign currency denominated loans.

The change in the fair value of equity warrant assets was primarily attributable to changes in the underlying value of the client companies’ stock, changes in the value of the underlying assumptions used to value the equity warrant assets including changes in the risk-free interest rate, changes in the volatility of market-comparable public companies and changes in the expected life. The methodology used to calculate the fair value of equity warrant assets has been applied consistently.

The following table provides a summary of non-GAAP net gains on derivative instruments, net of minority interest:

	Year ended December 31,
Non-GAAP net gains on derivative instruments, net of minority interest (Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
GAAP net gains on derivative instruments	$23,935	$17,949	33.4%	$6,750	165.9%
Less: amounts attributable to minority interests (1)	(1,070)	(4,297)	(75.1)	—	—

Non-GAAP net gains on derivative instruments, net of minority interest	$22,865	$13,652	67.5%	$6,750	102.3%

(1)	Represents gains recognized from the exercise of warrants held by one of our sponsored debt funds.

We believe that the above non-GAAP financial measure, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, this non-GAAP financial measure in assessing our operating results and when planning, forecasting and analyzing future periods. However, this non-GAAP financial measure should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP.

Deposit Service Charges

Deposit service charges were $15.6 million in 2007, compared to $10.2 million in 2006 and $9.8 million in 2005. The increase in 2007 was primarily attributable to a decrease in our earnings credit rate obtained by clients to offset deposit service charges, which was directly related to decreases in short-term market interest rates, as well as an increase in fee rates and in the volume of transactions. The increase in 2006 was primarily attributable to an increase in fee rates, partially offset by an increase in our earnings credit rate.

Corporate Finance Fees

Corporate finance fees were $14.2 million in 2007, compared to $11.6 million in 2006 and $22.1 million in 2005. The increase in 2007 was primarily a result of higher income from success fees recognized at SVB Alliant driven by the completion of larger-sized deals. In July 2007, we reached a decision to cease operations of SVB Alliant and SVB Alliant Europe Limited. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. As of the date of this report, all such client transactions have been completed. Other than the completion of wind-down activities, we expect to cease operations by the end of the first quarter of 2008.

The decrease of $10.5 million in 2006 was primarily driven by the completion of a lower number of deals, principally as a result of changes in staffing at SVB Alliant that occurred in early 2006.

Other Noninterest Income

A summary of other noninterest income for 2007, 2006, and 2005 is as follows:

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
Fund management fees	$8,583	$4,664	84.0%	$3,436	35.7%
Credit card fees	5,802	4,564	27.1	3,691	23.7
Service-based fee income	5,356	970	452.2	—	—
Gains (losses) on foreign exchange loans revaluation, net	1,905	2,680	(28.9)	(1,699)	(257.7)
Other	10,667	10,687	(0.2)	7,974	34.0

Total other noninterest income	$32,313	$23,565	37.1%	$13,402	75.8%

Other income was $32.3 million in 2007, compared to $23.6 million in 2006 and $13.4 million in 2005. The increase of $8.7 million in 2007 was primarily related to increases in fund management fees and service-based fee income.

The increase in fund management fees of $3.9 million in 2007 was related to the full-year effect of management fees recognized from two of our consolidated funds established in the third quarter of 2006, as well as from an additional consolidated fund established in the second quarter of 2007. In 2007, we received management fees from six consolidated funds, compared to five in 2006 and three in 2005.

The increase in service-based fee income of $4.4 million in 2007 was a result of increased activities from our subsidiary, SVB Analytics, which commenced operations in the second quarter of 2006, and from eProsper, which we acquired a majority ownership in during the third quarter of 2006. SVB Analytics’ revenues increased by $2.7 million to $3.1 million in 2007, compared to $0.4 million in 2006, primarily as a result of an increase in the number of clients to 340 in 2007, compared to 34 in 2006. eProsper’s revenues increased by $1.7 million to $2.3 million in 2007, compared to $0.6 million in 2006, primarily as a result of consolidating a full year of revenue in 2007.

Noninterest Expense

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
Compensation and benefits	$213,892	$188,588	13.4%	$163,590	15.3%
Professional services	32,905	40,791	(19.3)	28,729	42.0
Net occupancy	20,829	17,369	19.9	16,210	7.1
Premises and equipment	19,756	15,311	29.0	12,824	19.4
Impairment of goodwill	17,204	18,434	(6.7)	—	—
Business development and travel	12,263	12,760	(3.9)	10,647	19.8
Correspondent bank fees	5,713	5,647	1.2	5,530	2.1
Telephone	5,404	4,081	32.4	3,703	10.2
Data processing services	3,841	4,239	(9.4)	4,105	3.3
(Reduction of) provision for unfunded credit commitments	(1,207)	(2,461)	(51.0)	927	(365.5)
Other	15,869	17,744	(10.6)	13,595	30.5

Total noninterest expense	$346,469	$322,503	7.4%	$259,860	24.1%

Included in noninterest expense is expense that is attributable to minority interests. As part of our funds management business, we recognize the entire income or loss from funds where we own significantly less than 100%. We are required under GAAP to consolidate 100% of the results of the funds that we are deemed to control. Similarly, we are required under GAAP to consolidate the results of eProsper, of which we own 65%. The relevant amounts attributable to investors other than us are reflected under “Minority Interest in Net Income of Consolidated Affiliates”. Our net income includes only the portion of income or loss that is attributable to our ownership. The table below provides a summary of non-GAAP noninterest expense, net of minority interest:

	Year ended December 31,
Non-GAAP noninterest expense, net of minority interest (Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
GAAP noninterest expense	$346,469	$322,503	7.4%	$259,860	24.1%
Less: amounts attributable to minority interests	(10,681)	(5,887)	81.4	(3,840)	53.3

Non-GAAP noninterest expense, net of minority interest	$335,788	$316,616	6.1%	$256,020	23.7%

We believe that the above non-GAAP financial measure, when taken together with the corresponding GAAP financial measure, provides meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, this non-GAAP financial measure in assessing our operating results and when planning, forecasting and analyzing future periods. However, this non-GAAP financial measure should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP.

Compensation and Benefits

Compensation and benefits expense totaled $213.9 million in 2007, compared to $188.6 million in 2006 and $163.6 million in 2005. The increase in compensation and benefits expense of $25.3 million in 2007 was largely due to higher incentive compensation costs related to our strong financial performance, as well as increases in the number of average full-time equivalent (“FTE”) employees and higher rates of employee salaries and wages, partially offset by a decrease in share-based payment expense due to a decrease in stock option grants. The average number of FTE personnel was 1,145 in 2007, compared to 1,087 in 2006 and 1,029 in 2005. Share-based compensation expense totaled $14.9 million in 2007, compared to $21.3 million in 2006 and $7.1 million in 2005.

Our compensation plans primarily consist of the Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, SVB Financial Group 401(k) and Employee Stock Ownership Plan (“ESOP”), Retention Program and Warrant Incentive Plan. Total costs incurred under the above plans were $67.4 million in 2007, compared to $41.1 million in 2006. The increase of $26.3 million was primarily related to a $25.8 million increase in our incentive compensation expense, a $2.9 million increase in our 401(k) and ESOP expense, a $1.9 million increase in direct drive compensation expense and a $1.1 million increase in retention compensation expense. These increases were partially offset by a $5.6 million decrease in incentive compensation expense to SVB Alliant employees, as a result of our decision to cease operations at SVB Alliant as announced in July 2007.

The increase of $25.0 million in compensation and benefits expense in 2006 was largely due to increases in average FTE employees, higher rates of employee salaries and wages and an increase in share-based payment expense, partially offset by a decrease in contributions to our incentive compensation plan.

Professional Services

Professional services expense totaled $32.9 million in 2007, compared to $40.8 million in 2006 and $28.7 million in 2005. The decrease of $7.9 million in 2007 and increase of $12.1 million in 2006 was primarily related to consulting costs incurred in 2006 as part of ongoing efforts to enhance and maintain compliance with various regulations as well as expenses associated with certain information technology (“IT”) projects.

Net Occupancy

Net occupancy expense totaled $20.8 million in 2007, compared to $17.4 million in 2006 and $16.2 million in 2005. The increase of $3.4 million in 2007 was primarily due to $1.7 million of lease exit costs related to consolidation of offices aimed at improving synergy and efficiency across business units and entry into new domestic office lease agreements. The increase of $1.2 million in 2006 was primarily due to the opening of our administrative facility in Salt Lake City in May 2006.

Premises and Equipment

Premises and equipment expense totaled $19.8 million in 2007, compared to $15.3 million in 2006 and $12.8 million in 2005. The increase in 2007 was primarily related to depreciation of new IT systems, office relocations and from the write-off of an IT loan fee amortization system. The increase in 2006 was primarily related to the opening of our administrative facility in Salt Lake City, office relocations and IT initiatives.

Impairment of Goodwill

In connection with our annual assessment of goodwill of SVB Alliant in the second quarters of 2007 and 2006, we recognized impairment charges of $17.2 million and $18.4 million, respectively, due to impairment of goodwill. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance. At December 31, 2007, no goodwill remained in SVB Alliant. In July 2007, we reached a decision to cease operations at SVB Alliant.

Business Development and Travel Expense

Business development and travel expense totaled $12.3 million in 2007, compared to $12.8 million in 2006 and $10.6 million in 2005. The increase of $2.2 million in 2006 was attributable to an increase in business development by all of our business units.

Telephone

Telephone expense totaled $5.4 million in 2007, compared to $4.1 million in 2006 and $3.7 million in 2005. The increase of $1.3 million in 2007 was primarily attributable to IT network upgrades.

(Reduction of) Provision for Unfunded Credit Commitments

We calculate the provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our credit commitments. We recorded a reduction of provision of $1.2 million to the liability for unfunded credit commitments in 2007, compared to a reduction of provision of $2.5 million in 2006 and a provision of $0.9 million in 2005. The reduction of provision of $1.2 million in 2007 was primarily a result of the positive impact of the decrease in our allowance for loan losses as a percentage of gross loans, which decreased by nine basis points from 1.22 percent in 2006 to 1.13 percent in 2007. This positive impact was partially offset by an increase in our total unfunded credit commitments, which increased by $880.2 million to $4.94 billion in 2007, compared to $4.06 billion in 2006. The reduction of provision in 2007 and 2006 reflects our historical credit quality experience. We continue to experience low levels of charge-offs and as our loss experience improved, we have reduced our allowance for loan losses, as a percent of total gross loans.

Other Noninterest Expense

Other noninterest expense largely consisted of postage and supplies expense, tax credit fund amortization expense, dues and publications expense and insurance and protections expense. Other noninterest expense totaled $15.9 million in 2007, compared to $17.7 million in 2006 and $13.6 million in 2005. The decrease of $1.8 million in 2007 was primarily related to a $1.8 million charge recorded during the second quarter of 2006 in connection with the settlement of a litigation matter and a $1.0 million decrease in advertising and promotion expenses, partially offset by a $1.4 million loss recorded in the second quarter of 2007 related to the sale of foreclosed property classified as Other Real Estate Owned (“OREO”). The increase of $4.1 million in 2006 was primarily related to the $1.8 million litigation charge and an increase of $0.9 million related to postage and supplies expense.

Minority Interest in Net Income of Consolidated Affiliates

Minority interest in net income of consolidated affiliates is primarily related to the minority interest holders’ portion of investment gains or losses and management fees in our managed funds (see Note 7 (Investment Securities) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.)

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
Net interest income (1)	$1,296	$2,292	(43.5)%	$1,169	96.1%
Noninterest income (1)	35,504	9,903	258.5	6,067	63.2
Noninterest expense (1)	(10,681)	(5,887)	81.4	(3,840)	53.3
Carried interest (2)	2,477	—	—	—	—

Minority interest in net income of consolidated affiliates	$28,596	$6,308	353.3%	$3,396	85.7%

(1)	Represents minority interest share in net interest income, noninterest income, and noninterest expense of consolidated affiliates.
(2)	Primarily represents the preferred allocation of income earned by the general partner managing one of our sponsored debt funds.

Minority interest in net income of consolidated affiliates was $28.6 million in 2007, compared to $6.3 million in 2006 and $3.4 million in 2005. Minority interest in net income of consolidated affiliates of $28.6 million for 2007 was primarily due to noninterest income of $35.5 million, largely due to net investment gains from our consolidated funds, partially offset by noninterest expense of $10.7 million primarily related to management fees paid by our managed funds to the general partners at SVB Capital for funds management.

Income Taxes

Our effective tax rate for 2007 was 41.24 percent, compared to 42.45 percent in 2006 and 39.63 percent in 2005. The decrease in the tax rate in 2007 was primarily attributable to the tax impact of lower amounts of non-deductible share based payment expense on overall pre-tax income. The increase in the tax rate in 2006 was primarily attributable to the tax impact of higher amounts of non-deductible share-based payments on our overall pre-tax income.

On January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS No. 109. Our adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings.

The total amount of unrecognized tax benefits at January 1, 2007 was $1.1 million, the recognition of which would reduce our income tax expense by $0.3 million.

We recognize interest and penalties related to unrecognized tax benefits as a component of operating expenses. Total accrued interest and penalties at January 1, 2007 were immaterial. At December 31, 2007, our unrecognized tax benefits remained at $1.1 million, which if recognized, would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at December 31, 2007 were $0.1 million.

Operating Segment Results

In accordance with SFAS No. 131, we report segment information based on the management approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. For reporting purposes, SVB Financial Group has four operating segments in which we report our financial information in this report: Commercial Banking, SVB Capital, SVB Alliant and Other Business Services. Please refer to the discussion of our segment organization under “Business–Business Overview” under Part I, Item 1 in this report.

Our primary source of revenue is from net interest income, which is the difference between interest earned on loans, net of funds transfer pricing (“FTP”), and interest paid on deposits, net of FTP. FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. Accordingly, our segments are reported using net interest income, net of FTP. We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss. Allocated expenses are noninterest expenses allocated from corporate support functions to the business units and include facility costs, general administrative and operational overhead expenses, which include compensation and benefit costs. We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes. Total average assets equal the greater of total average assets or the sum of total average deposits and total average stockholders’ equity for each segment. The following is our segment information for 2007, 2006 and 2005.

Income generated by banking services and financial solutions provided to private equity clients is included under the Commercial Banking segment effective January 1, 2007. Prior to January 1, 2007, it was included in the SVB Capital segment. Income generated by SVB Wine Division is included under the Other Business Services segment effective July 1, 2007. Prior to July 1, 2007, it was included in the Commercial Banking segment. All prior period amounts have been reclassified to conform to current period presentations.

Commercial Banking

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
Net interest income	$339,862	$296,722	14.5%	$236,918	25.2%
(Provision for) recovery of loan losses	(11,016)	(6,306)	74.7	996	(733.1)
Noninterest income	138,466	103,423	33.9	86,757	19.2
Noninterest expense	(241,719)	(223,708)	8.1	(181,937)	23.0

Income before income tax expense	$225,593	$170,131	32.6	$142,734	19.2

Total average loans	$2,679,322	$2,134,901	25.5	$1,736,273	23.0
Total average assets	4,217,228	4,161,089	1.3	4,405,636	(5.6)
Total average deposits	$3,689,478	$3,677,140	0.3%	$3,956,210	(7.1)%

Commercial Banking’s (“CB”) net interest income increased by $43.1 million in 2007, compared to 2006, primarily related to an increase in income from CB’s loan portfolio and an increase in income from earnings credit received on deposit products. The increase in income from CB’s loan portfolio was primarily related to loan growth, which positively impacted net interest income by $33.6 million, as a result of our increased focus on serving later-stage technology clients and private equity clients. Earnings credit received on deposits increased by $7.9 million, primarily from interest rate increases from the full-year effect of short-term market interest rate increases in 2006, in response to Federal Reserve rate increases, partially offset by rate decreases in late 2007. The increase in earnings credit received on deposits also reflects the initial impact of our money market deposit product for early stage clients introduced in May 2007 and our Eurodollar sweep deposit product introduced in late October 2007.

Noninterest income increased by $35.0 million in 2007, compared to 2006, primarily related to solid fee income growth, largely driven by a $7.6 million increase in client investment fees, a $5.1 million increase in foreign exchange fees and a $5.2 million increase in deposit service charges. The increase in fee income was primarily a result of our continued focus on servicing later-stage technology clients and private equity clients. In addition to fee income, CB recognized $15.0 million in higher net gains from the exercise of equity warrant assets, arising from merger and acquisition activities and initial public offerings of stock by certain companies in CB’s warrant portfolio. We receive equity warrant assets in certain client companies as part of negotiated credit facilities and other client services.

Noninterest expense increased by $18.0 million in 2007, compared to 2006, primarily related to an increase in compensation and benefits expense, both through direct employees of CB’s operations, as well as through allocated expenses from support groups. The increase in compensation and benefits expense was primarily a result of increased incentive and direct drive compensation expense due to better than expected overall financial performance for SVB Financial Group and from increases in the average number of FTE employees at CB, which increased to 686 in 2007, compared to 639 in 2006.

CB’s net interest income increased by $59.8 million in 2006, compared to 2005, primarily driven by higher loan volumes, as a result of our increased focus on serving middle-market clients and improvement in economic activity in the markets served by us, as well as an increase in the earnings credit received on deposits, primarily driven by increases in short-term market interest rates in response to Federal Reserve rate increases in 2006. The increase in earnings credit received on deposits from rate increases were partially offset by a decrease in average deposit volumes, which we believe was primarily due to clients seeking higher returns on deposits as a result of increases in short-term market interest rates.

Noninterest income increased by $16.7 million in 2006, compared to 2005, primarily related to solid fee income growth, largely driven by a $10.7 million increase in client investment fees and a $3.9 million increase in foreign exchange fees.

Noninterest expense increased by $41.8 million in 2006, compared to 2005, primarily related to an increase in compensation and benefits expense, both through direct employees and allocated expenses from support groups. The increase in compensation and benefits expense was primarily the result of share-based payment expenses recorded from the adoption of SFAS No. 123(R) and from consulting expenses related to compliance initiatives.

SVB Capital

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
Net interest income	$646	$772	(16.3)%	$819	(5.7)%
Noninterest income	20,763	10,258	102.4	4,406	132.8
Noninterest expense	(14,612)	(10,328)	41.5	(10,938)	(5.6)

Income (loss) before income tax expense	$6,797	$702	868.2	$(5,713)	(112.3)

Total average assets	$292,446	$212,454	37.7%	$148,282	43.3%

SVB Capital’s components of noninterest income primarily include net gains (losses) on investment securities, net of minority interest, fund management fees and net gains (losses) on derivative instruments, net of minority interest. We expect continued variability in the performance of our consolidated funds.

Noninterest income increased by $10.5 million in 2007, compared to 2006, primarily related to increases in net gains on investment securities and fund management fees, partially offset by lower net gains on derivative instruments. Net gains on investment securities, net of minority interest, totaled $13.2 million in 2007, compared to net gains of $0.6 million in 2006. The net gains on investment securities of $13.2 million in 2007 were primarily related to solid investment securities gains from two of our sponsored debt funds and from two of our managed funds of funds. The increase in fund management fees of $3.9 million in 2007 was primarily related to the full-year effect of management fees recognized from SVB Strategic Investors Fund III, LP and SVB Capital Partners II, LP, which were established in the third quarter of 2006, as well as from SVB India Capital Partners I, LP, which was established in the second quarter of 2007. We managed six funds in 2007, compared to five funds in 2006, and received fund management fees of $8.6 million and $4.7 million in 2007 and 2006, respectively. Net gains on derivative instruments, net of minority interest, totaled $1.1 million in 2007, compared to $4.3 million in 2006. Net gains on derivative instruments of $1.1 million in 2007 were primarily related to net gains from the exercise of warrants, arising from merger and acquisition activities and initial public offerings from one of our sponsored debt funds. The decrease in net gains on derivative instruments of $3.2 million in 2007, compared to 2006 was primarily due to higher net gains recognized from the exercise of warrants from one of our sponsored debt funds in 2006.

Noninterest expense increased by $4.3 million in 2007, compared to 2006, primarily related to an increase in compensation and benefits expense. The increase in compensation and benefits expense was primarily a result of increased incentive compensation expense due to better than expected financial performance overall by SVB Financial Group and from increases in the average number of FTE employees at SVB Capital, which increased to 34 in 2007, compared to 28 in 2006.

As we continue to build our funds management business, we expect noninterest income, noninterest expense, and total assets associated with these fund investments to continue to increase.

Noninterest income increased by $5.9 million in 2006, compared to 2005, primarily related to increases in fund management fees and net gains on derivative instruments. Net gains on investment securities, net of minority interest, totaled $0.6 million in 2006 and 2005. The net gains on investment securities of $0.6 million in 2006 was primarily related to net gains of $0.6 million from one of our managed funds of funds. The increase in fund management fees of $1.3 million in 2006 was primarily related to the addition of SVB Strategic Investors Fund III, LP and SVB Capital Partners II, LP, which were established in the third quarter of 2006. We managed five funds in 2006, compared to three funds in 2005, and received fund management fees of $4.7 million and $3.4 million in 2006 and 2005, respectively. Net gains on derivative instruments, net of minority interest, totaled $4.3 million in 2006. There were no gains on derivative instruments recognized in 2005. Net gains on derivative instruments of $4.3 million in 2006 were primarily related to net gains from the exercise of warrants, arising from merger and acquisition activities and initial public offerings from one of our sponsored debt funds.

SVB Alliant

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
Net interest income	$854	$752	13.6%	$336	123.8%
Noninterest income	14,141	11,640	21.5	22,064	(47.2)
Noninterest expense, excluding impairment of goodwill	(14,913)	(22,800)	(34.6)	(22,575)	1.0
Impairment of goodwill	(17,204)	(18,434)	(6.7)	—	—

Loss before income tax expense	$(17,122)	$(28,842)	(40.6)	$(175)	—

Total average assets	$53,367	$67,503	(20.9)	$74,498	(9.4)
Goodwill at period end	$—	$17,204	(100.0)%	$35,638	(51.7)%

We reached a decision in July 2007 to cease operations at SVB Alliant. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. As of the date of this report, all such client transactions have been completed. Other than the completion of wind-down activities, we expect to cease operations by the end of the first quarter of 2008.

SVB Alliant’s noninterest income increased by $2.5 million in 2007, compared to 2006, primarily as a result of higher income from success fees recognized at SVB Alliant driven by the completion of larger-sized deals.

Noninterest expense, excluding impairment of goodwill, decreased by $7.9 million in 2007, compared to 2006, primarily due to a decrease in compensation and benefits, specifically salaries and wages expense, in connection with our decision to cease operations at SVB Alliant.

We recognized goodwill impairment charges of $17.2 million and $18.4 million in 2007 and 2006, respectively, based on our annual impairment analyses performed during the second quarters of each year. At December 31, 2007, no goodwill balance remained at SVB Alliant.

SVB Alliant’s noninterest income decreased by $10.4 million in 2006, compared to 2005, primarily driven by the completion of a lower number of deals, principally as a result of changes in staffing at SVB Alliant that occurred in early 2006.

Other Business Services

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
Net interest income	$35,244	$33,370	5.6%	$26,817	24.4%
(Provision for) recovery of loan losses	(1,236)	2,391	(151.7)	(2,187)	(209.3)
Noninterest income	7,601	4,011	89.5	3,618	10.9
Noninterest expense	(45,059)	(32,211)	39.9	(27,502)	17.1

(Loss) income before income tax expense	$(3,450)	$7,561	(145.6)	$746	913.5

Total average loans	$807,771	$715,515	12.9	$624,955	14.5
Total average assets	907,353	801,087	13.3	674,638	18.7
Total average deposits	257,208	222,448	15.6	186,105	19.5
Goodwill at period end	$4,092	$4,092	—%	$—	—%

Our Other Business Services group includes SVB Private Client Services, SVB Global, SVB Analytics, and SVB Wine Division.

Net Interest Income – Other Business Services

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
SVB Private Client Services	$15,037	$13,545	11.0%	$10,938	23.8%
SVB Global	7,188	5,679	26.6	2,294	147.6
SVB Analytics	(143)	(48)	197.9	—	—
SVB Wine Division	13,162	14,194	(7.3)	13,585	4.5

Total Other Business Services	$35,244	$33,370	5.6%	$26,817	24.4%

The increases in net interest income of $1.9 million in 2007, compared to 2006, and $6.6 million in 2006, compared to 2005, were primarily due to increases for SVB Private Client Services and SVB Global. The increase in net interest income for SVB Private Client Services was primarily due to increased average loan balances due to an increased focus on providing loan solutions to partners of private equity firms. The increase in net interest income for SVB Global was primarily due to an increase in average deposits as a result of increased investment activity by our clients as well as growth in the number of new international venture funds.

Noninterest Income – Other Business Services

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
SVB Private Client Services	$803	$1,386	(42.1)%	$2,525	(45.1)%
SVB Global	1,413	1,202	17.6	563	113.5
SVB Analytics	4,556	764	496.3	—	—
SVB Wine Division	829	659	25.8	530	24.3

Total Other Business Services	$7,601	$4,011	89.5%	$3,618	10.9%

The increase in noninterest income of $3.6 million in 2007, compared to 2006, was primarily due to increases for SVB Analytics, which commenced operations in the second quarter of 2006, and from its subsidiary, eProsper, which we acquired a majority ownership of in the third quarter of 2006. These increases were partially offset by a decrease in noninterest income for SVB Private Client Services. SVB Analytics’ revenues increased by $2.7 million to $3.1 million in 2007, compared to $0.4 million in 2006, primarily as a result of an increase in the number of clients to 340 clients in 2007, compared to 34 in 2006. eProsper’s revenues, net of minority interest, increased by $1.1 million to $1.5 million in 2007, compared to $0.4 million in 2006, primarily as a result of consolidating a full year of revenue in 2007. The decrease in noninterest income for SVB Private Client Services in 2007 was primarily due to the sale of its subsidiary, Woodside Asset Management, Inc. in early 2006.

The increase in noninterest income of $0.4 million in 2006, compared to 2005, was primarily due to increases for SVB Analytics, and from its subsidiary, eProsper, partially offset by a decrease in noninterest income for SVB Private Client Services from the sale of Woodside Asset Management, Inc.

Noninterest Expense – Other Business Services

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006	2005	% Change 2006/2005
SVB Private Client Services	$11,948	$11,266	6.1%	$12,502	(9.9)%
SVB Global	11,440	6,526	75.3	5,531	18.0
SVB Analytics	8,563	2,899	195.4	—	—
SVB Wine Division	13,108	11,520	13.8	9,469	21.7

Total Other Business Services	$45,059	$32,211	39.9%	$27,502	17.1%

The increase in noninterest expense of $12.8 million in 2007, compared to 2006, was primarily due to increases for SVB Global and SVB Analytics. Expenses for SVB Analytics, which includes eProsper’s expenses, increased primarily as a result of the development of this division as operations commenced in the second and third quarters of 2006, respectively. The increase in SVB Global’s expense was primarily related to an increase in compensation and benefits expense, both through direct employees of SVB Global’s operations, as well as through allocated expenses from support groups. The increase in compensation and benefits expense was primarily a result of increased incentive compensation expense due to better than expected overall financial performance for SVB Financial Group.

The increase in noninterest expense of $4.7 million in 2006, compared to 2005, was primarily due to increases in expenses for SVB Analytics and the SVB Wine Division. The increase in SVB Analytics is a result of commencement of operations in 2006. The increase for the SVB Wine Division was primarily due to an increase in compensation and benefits expense through allocated expenses from support groups. The increase in compensation and benefits expense was primarily a result of increased incentive and direct drive compensation expense due to better than expected financial performance overall for SVB Financial Group.

Consolidated Financial Condition

Our total assets were $6.69 billion at December 31, 2007, an increase of $611.0 million, or 10.0 percent, compared to $6.08 billion at December 31, 2006.

Securities Purchased under Agreement to Resell, and Other Short-Term Investments

Interest earning deposits, securities purchased under agreement to resell and other short-term investments totaled $358.7 million at December 31, 2007, an increase of $119.4 million, or 49.9 percent, compared to $239.3 million at December 31, 2006. The increase in 2007 was primarily due to higher levels of other short-term investments of $50.7 million and an increase in interest-earning deposits of $47.2 million, as a result of higher levels of deposit balances, which increased by $553.6 million to $4.61 billion at December 31, 2007, compared to $4.06 billion at December 31, 2006.

Investment Securities

Investment securities totaled $1.60 billion at December 31, 2007, a decrease of $89.8 million, or 5.3 percent, compared to $1.69 billion at December 31, 2006. The decrease in investment securities was primarily related to a $186.3 million decrease in our available-for-sale securities portfolio, primarily due to scheduled maturities and regular prepayments within our portfolio. This decrease was partially offset by a $96.5 million increase in non-marketable securities primarily due to continued investments by SVB Capital. The following table presents a profile of our investment securities portfolio at December 31, 2007, 2006 and 2005:

	December 31,
(Dollars in thousands)	2007	2006	2005
Available-for-sale securities, at fair value:
U.S. Treasury securities	$20,128	$29,712	$29,700
U.S. agencies and corporations:
Collateralized mortgage obligations	536,383	629,677	812,644
Mortgage-backed securities	390,978	429,156	499,452
U.S. agency debentures	161,080	230,823	263,894
Asset-backed securities	—	—	97,481
Commercial mortgage-backed securities	61,290	69,375	69,426
Obligations of states and political subdivisions	81,855	56,453	77,423
Marketable equity securities	7,391	257	633
Venture capital fund investments	1	2	2

Total available-for-sale securities	1,259,106	1,445,455	1,850,655

Non-marketable securities (investment company fair value accounting):
Private equity fund investments (1)	194,862	126,475	81,280
Other private equity investments (2)	45,907	32,913	26,782
Other investments (3)	14,636	15,394	25,300
Non-marketable securities (equity method accounting):
Other investments (4)	21,299	15,710	10,985
Low income housing tax credit funds	24,491	22,664	11,682
Non-marketable securities (cost method accounting):
Private equity fund investments (5)	35,006	27,771	26,924
Other private equity investments	7,267	5,961	3,662

Total investment securities	$1,602,574	$1,692,343	$2,037,270

(1)	Private equity fund investments (funds of funds) at December 31, 2007, 2006 and 2005 include the following investments:

	December 31, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Ownership%	Amount	Ownership%	Amount	Ownership%
SVB Strategic Investors Fund, LP	$68,744	12.6%	$65,977	12.6%	$58,699	12.6%
SVB Strategic Investors Fund II, LP	81,382	8.6	47,668	8.6	22,069	8.6
SVB Strategic Investors Fund III, LP	44,736	5.9%	12,830	6.5%	512	100.0%

Total private equity fund investments	$194,862		$126,475		$81,280

(2)	Other private equity investments (co-investment funds) at December 31, 2007, 2006 and 2005 include the following investments:

	December 31, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Ownership%	Amount	Ownership%	Amount	Ownership%
Silicon Valley BancVentures, LP	$28,068	10.7%	$29,388	10.7%	$26,782	10.7%
SVB Capital Partners II, LP (i)	14,458	5.1	3,525	8.5	—	—
SVB India Capital Partners I, LP	3,381	13.9%	—	—%	—	—%

Total other private equity investments	$45,907		$32,913		$26,782

(i)	At December 31, 2007, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a sponsored debt fund. At December 31, 2007, 2006 and 2005 we had a majority ownership interest of approximately 50.0% in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(4)	Other investments (sponsored debt funds) within non-marketable securities (equity method accounting) at December 31, 2007, 2006, and 2005 include the following investments:

	December 31, 2007		December 31, 2006		December 31, 2005
(Dollars in thousands)	Amount	Ownership%	Amount	Ownership%	Amount	Ownership%
Gold Hill Venture Lending Partners 03, LLC	$8,161	90.7%	$6,941	90.7%	$5,616	90.7%
Gold Hill Venture Lending 03, LP (i)	7,754	9.3	6,565	9.3	5,369	9.3
Partners for Growth II, LP	5,384	24.2%	2,204	24.2%	—	22.9%

Total other investments	$21,299		$15,710		$10,985

(i)	At December 31, 2007, we had a direct ownership interest of 4.8% in the fund. In addition, at December 31, 2007, we had an indirect ownership interest of 4.5% in Gold Hill Venture Lending 03, LP and its parallel funds through our ownership of Gold Hill Venture Lending Partners 03, LLC.

(5)	Represents investments in 324, 302 and 277 private equity funds at December 31, 2007, 2006 and 2005, respectively, where our ownership interest is less than 5%.

Available-for-Sale Securities

Our fixed income investment portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification and our asset/liability strategies. All securities in our fixed income investment portfolio are currently held as available-for-sale. Available-for-sale securities totaled $1.26 billion at December 31, 2007, a decrease of $186.3 million, or 12.9 percent, from $1.45 billion at December 31, 2006, which decreased $405.2 million, or 21.9 percent, from $1.85 billion at December 31, 2005. The decreases in 2007 and 2006 were due primarily to principal prepayments on mortgage-backed securities and collateralized mortgage obligations and scheduled maturities of U.S. agency debentures. Additionally, during the second quarter of 2006, we sold $119.1 million of selected lower-yielding investments. The decrease in 2007 was partially offset by an increase of $25.4 million in investments of obligations of states and political subdivisions and an increase of $7.1 million in our marketable equity securities portfolio, which are equity warrant assets that have been exercised into publicly-traded shares. The duration of our fixed income investment portfolio was 2.3 years at December 31, 2007, compared to 2.5 years at December 31, 2006 and 2.6 years at December 31, 2005. We did not hold any mortgage-backed securities collateralized by sub-prime mortgage loans in 2007, 2006 or 2005.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital as part of their funds management business and include funds of funds, co-investment funds and sponsored debt funds, as well as direct equity investments. Non-marketable securities of $343.5 million at December 31, 2007 increased by $96.6 million or 39.1 percent, from $246.9 million in 2006, which increased by $60.3 million or 32.3 percent, from $186.6 million in 2005.

The increase in non-marketable securities of $96.6 million in 2007 was primarily related to a $68.4 million increase in private equity fund investments accounted for using investment company fair value accounting and a $13.0 million increase in other private equity investments accounted for using investment company fair value accounting. The increase of $68.4 million in private equity fund investments was due to additional investments made by each of our managed funds, with particular growth in SVB Strategic Investors Fund II, LP and SVB Strategic Investors Fund III, LP. The increase of $13.0 million in other private equity investments related primarily to additional investments from SVB Capital Partners II, LP and investments from SVB India Capital Partners I, LP.

The increase in non-marketable securities of $60.3 million in 2006 was primarily related to an increase in private equity fund investments accounted for using investment company fair value accounting of $45.2 million, an increase of $6.1 million in other private equity investments accounted for using investment company fair value accounting and an increase of $4.7 million in other investments accounted for using equity method accounting, partially offset by a $9.9 million decrease in other investments accounted for using investment company fair value accounting. The increase of $45.2 million in private equity fund investments was due to additional investments made by our managed funds, SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP and SVB Strategic Investors Fund III, LP. The increase of $6.1 million in other private equity investments was due to investments from SVB Capital Partners II, LP and additional investments from Silicon Valley BancVentures, LP. The increase of $4.7 million in other investments was primarily related to investments from Partners for Growth II, LP as well as additional investments from Gold Hill Venture Lending Partners 03, LLC and Gold Hill Venture Lending 03, LP. The decrease of $9.9 million in other investments was related to distributions from Partners for Growth, LP.

Investment Concentration

At December 31, 2007 and 2006, we held no investment securities that were issued by a single party that exceeded 10.0% of our stockholders’ equity.

Investment Securities—Remaining Contractual Principal Maturities and Yields (Fully-Taxable Equivalent)

The following table provides the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2007. Interest income on certain obligations of states and political subdivisions (non-taxable investments) are presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35.0%. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value.

Expected remaining maturities of callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This risk, known as call risk and prepayment risk, may result in these securities having longer or shorter average lives than anticipated at the time of purchase. As interest rates decline, prepayments generally tend to increase; causing the average expected remaining maturity to shorten. Conversely, as interest rates rise, prepayments tend to decrease causing the average expected remaining maturity to extend. This is most apparent in mortgage-backed securities and collateralized mortgage obligations as contractual maturities are typically 15 to 30 years whereas expected average lives of these securities are significantly shorter and vary based upon structure. Private equity fund investments, other private equity investments, other investments and low income housing tax credit funds are included in the table below as maturing after 10 years.

	December 31, 2007
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. Treasury securities	$20,128	4.92%	$20,128	4.92%	$—	—%	$—	—%	$—	—%
U.S. agencies and corporations:
Collateralized mortgage obligations	536,383	4.66	—	—	130	6.38	87,163	4.44	449,090	4.71
Mortgage-backed securities	390,978	4.91	—	—	2,730	6.41	12,308	5.29	375,940	4.89
U.S. agency debentures	161,080	3.86	49,693	3.11	111,387	4.20	—	—	—	—
Commercial mortgage-backed securities	61,290	4.67	—	—	—	—	—	—	61,290	4.67
Obligations of states and political subdivisions	81,855	6.56	20,399	6.49	17,023	7.68	3,332	5.97	41,101	6.18
Low income housing tax credit funds	24,491	—	—	—	—	—	—	—	24,491	—
Marketable equity securities (1)	7,391	—	7,391	—	—	—	—	—	—	—
Private equity fund investments	229,869	—	—	—	—	—	—	—	229,869	—
Other private equity fund investments	53,174	—	—	—	—	—	—	—	53,174	—
Other investments	35,935	—	—	—	—	—	—	—	35,935	—

Total	$1,602,574	3.72%	$97,611	3.95%	$131,270	4.70%	$102,803	4.59%	$1,270,890	3.53%

(1)	Available-for-sale.

Loans

The following table details the composition of the loan portfolio, net of unearned income as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Commercial loans	$3,563,005	$2,959,501	$2,410,893	$1,927,271	$1,701,903
Real estate construction:
Vineyard development	121,382	118,266	104,881	80,960	50,118
Commercial real estate	44,405	13,336	20,657	18,562	12,204

Total real estate construction	165,787	131,602	125,538	99,522	62,322
Real estate term:
Real estate term — consumer	75,149	46,812	39,906	27,124	19,213
Real estate term — commercial	38,849	50,051	10,694	16,720	12,902

Total real estate term	113,998	96,863	50,600	43,844	32,115
Consumer and other	308,940	294,436	256,322	237,951	190,806

Total loans, net of unearned income (1)	$4,151,730	$3,482,402	$2,843,353	$2,308,588	$1,987,146

(1)	Unearned income was $26.4 million, $27.2 million, $25.0 million, $18.4 million and $18.3 million in 2007, 2006, 2005, 2004 and 2003, respectively.

A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging-technologies or growth companies in technology-related industries. The breakdown of total loans and total loans as a percentage of gross loans by industry sector is as follows:

	December 31, 2007		December 31, 2006
Industry Sector	Amount	Percentage	Amount	Percentage
Technology (1)	$1,948,925	46.6%	$1,788,785	51.0%
Private Equity	773,932	18.5	480,616	13.7
Life Sciences (1)	407,856	9.8	352,220	10.0
Premium Winery	375,562	9.0	375,960	10.7
Private Client Services	402,563	9.6	345,674	9.8
All other sectors	269,260	6.5	166,305	4.8

Total Gross Loans	$4,178,098	100.0%	$3,509,560	100.0%

(1)	Included in the technology and life science niches are loans provided to emerging growth clients, which represent approximately 15 percent of total gross loans at December 31, 2007.

As of December 31, 2007, our asset-based lending and accounts receivable factoring represented 8.5% and 7.4%, respectively, of total gross loans, compared to 10.3% and 7.1%, respectively at December 31, 2006. Approximately 43.5% and 11.1% of our outstanding gross loan balances as of December 31, 2007 were in the states of California and Massachusetts, respectively, compared to 48.4% and 11.2%, respectively, as of December 31, 2006. There are no other states with balances greater than 10%.

Commercial real estate construction loans, net of unearned income totaled $44.4 million at December 31, 2007, compared to $13.3 million at December 31, 2006. The increase of $31.1 million was primarily due to an increase in our community redevelopment loans. Consumer real estate term loans totaled $75.1 million at December 31, 2007, compared to $46.8 million at December 31, 2006. Included in consumer real estate term loans are loans made to eligible employees through our Employee Home Ownership Plan (“EHOP”), which increased by $13.4 million to $49.0 million at December 31, 2007, compared to $35.6 million at December 31, 2006.

As of December 31, 2007, 73.0 percent, or $3.05 billion, of our outstanding gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 73.1 percent, or $2.57 billion, as of December 31, 2006. The following table sets forth the remaining contractual maturity distribution of our gross loans at December 31, 2007, for fixed and variable rate loans:

(Dollars in thousands)	One Year or Less	After One Year and Through Five Years	After Five Years	Total
Fixed rate loans:
Commercial loans	$172,822	$697,761	$50,833	$921,416
Real estate construction:
Vineyard development	—	41,246	61,520	102,766
Commercial real estate	12,225	13,027	—	25,252

Total real estate construction	12,225	54,273	61,520	128,018
Real estate term:
Real estate term — consumer	13,974	17,573	35,507	67,054
Real estate term — commercial	3,528	5,079	23,723	32,330

Total real estate term	17,502	22,652	59,230	99,384
Consumer and other	28	17,824	—	17,852

Total fixed-rate loans	$202,577	$792,510	$171,583	$1,166,670

Variable-rate loans:
Commercial loans	$1,575,531	$1,067,363	$24,393	$2,667,287
Real estate construction:
Vineyard development	503	7,967	10,432	18,902
Commercial real estate	17,675	1,749	—	19,424

Total real estate construction	18,178	9,716	10,432	38,326
Real estate term:
Real estate term — consumer	8,043	—	—	8,043
Real estate term — commercial	3,250	1,823	1,553	6,626

Total real estate term	11,293	1,823	1,553	14,669
Consumer and other	162,368	47,983	80,795	291,146

Total variable-rate loans	$1,767,370	$1,126,885	$117,173	$3,011,428

Upon maturity, loans satisfying our credit quality standards may be eligible for renewal. Such renewals are subject to the normal underwriting and credit administration practices associated with new loans. We do not grant loans with unconditional extension terms.

Loan Administration

Authority over our loan policies resides with our Board of Directors. This authority is managed through the approval and periodic review of our loan policies. The Board of Directors delegates authority to the Directors’ Loan Committee to supervise our loan underwriting, approval, and monitoring activities. The Directors’ Loan Committee consists of four outside Board of Director members.

Subject to the oversight of the Directors’ Loan Committee, lending authority is delegated to the Chief Credit Officer and our loan committee, which consists of the Chief Credit Officer, Chief Operating Officer of the Bank, and other senior members of our lending management. Requests for new and existing credits that meet certain size and underwriting criteria may be approved outside of our loan committee by designated senior lenders or jointly with a senior credit officer or division risk manager.

Credit Quality and Allowance for Loan Losses

The following table presents an analysis of the allowance for loan losses as of the five most recent year-ends:

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Balance, beginning of year	$42,747	$36,785	$37,613	$49,862	$58,366
Charge-offs:
Commercial	(19,278)	(13,865)	(10,882)	(16,196)	(17,723)
Real estate	—	—	(3)	—	(1,252)
Consumer and other	(100)	(200)	(1,531)	—	—

Total charge-offs	(19,378)	(14,065)	(12,416)	(16,196)	(18,975)

Recoveries:
Commercial	7,088	8,968	11,090	13,845	19,965
Real estate	—	1,090	261	391	331
Consumer and other	—	92	—	—	67

Total recoveries	7,088	10,150	11,351	14,236	20,363

Net (charge-offs) recoveries	(12,290)	(3,915)	(1,065)	(1,960)	1,388
Provision for (recovery of) loan losses	16,836	9,877	237	(10,289)	(9,892)

Balance, end of year	$47,293	$42,747	$36,785	$37,613	$49,862

Net (charge-offs) recoveries to average total loans	(0.35)%	(0.14)%	(0.04)%	(0.10)%	0.08%

The following table displays the allocation of the allowance for loan losses among specific classes of loans as of the five most recent year-ends:

	December 31,
	2007		2006		2005		2004		2003
(Dollars in thousands)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)	Amount	Percent of Total Loans (1)
Commercial	$42,250	85.8%	$37,464	85.0%	$35,013	84.8%	$29,183	83.5%	$41,802	85.7%
Real estate construction	1,698	4.0	1,555	3.8	421	4.4	1,516	4.3	1,663	3.1
Real estate term	1,346	2.7	1,288	2.8	306	1.8	1,673	1.9	2,395	1.6
Consumer and other	1,999	7.5	2,440	8.4	1,045	9.0	4,928	10.3	4,002	9.6
Unallocated	—	—	—	—	—	—	313	—	—	—

Total	$47,293	100.0%	$42,747	100.0%	$36,785	100.0%	$37,613	100.0%	$49,862	100.0%

(1)	Represents loan type as a percentage of total loans, net of unearned income as of year end.

Nonperforming Assets

Nonperforming assets consist of loans that are past due 90 days or more that are still accruing interest, loans on nonaccrual status and OREO. Our OREO balance was $1.9 million at December 31, 2007, compared to $5.7 million at December 31, 2006 and $6.3 million at December 31, 2005. We held no OREO or other foreclosed assets at December 31, 2004 and 2003. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets, and the allowance for loan losses. All nonperforming loans represent impaired loans. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows in accordance with SFAS No. 114.

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Nonperforming assets:
Loans past due 90 days or more still accruing interest	$—	$—	$1,046	$616	$—
Nonaccrual loans	7,634	10,977	6,499	14,322	12,350

Total nonperforming loans	7,634	10,977	7,545	14,938	12,350
OREO	1,908	5,677	6,255	—	—

Total nonperforming assets	$9,542	$16,654	$13,800	$14,938	$12,350

Nonperforming loans as a percentage of total gross loans	0.18%	0.31%	0.26%	0.64%	0.62%
Nonperforming assets as a percentage of total assets	0.14%	0.27%	0.25%	0.29%	0.28%

Allowance for loan losses	$47,293	$42,747	$36,785	$37,613	$49,862
As a percentage of total gross loans	1.13%	1.22%	1.28%	1.62%	2.49%
As a percentage of nonaccrual loans	619.50%	389.42%	566.01%	262.62%	403.74%

We continue to experience low levels of charge-offs and as our loss experience improved, we have reduced our allowance for loan losses, as a percent of total gross loans, through the five most recent year-ends.

Nonaccrual Loans

The detailed composition of nonaccrual loans as of December 31, 2007 and 2006 were as follows:

	December 31,
(Dollars in thousands)	2007	2006
Commercial	$7,412	$10,977
Consumer and other	222	—

Total nonaccrual loans	$7,634	$10,977

Total nonaccrual loans of $7.6 million at December 31, 2007 primarily included nonaccrual loans of $4.5 million from SVB Wine Division. If the impaired loans for 2007, 2006, 2005, 2004 and 2003 had not been impaired, $0.7 million, $0.6 million, $0.4 million, $1.5 million and $1.6 million in interest income would have been recognized in 2007, 2006, 2005, 2004 and 2003, respectively.

Goodwill

Goodwill, which arises when the purchase price exceeds the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill at December 31, 2007 totaled $4.1 million, which resulted from the acquisition of eProsper. Goodwill at December 31, 2006 totaled $21.3 million, which resulted from the acquisition of SVB Alliant and eProsper.

During the second quarter of 2007 and 2006, we conducted our annual assessment of goodwill of SVB Alliant. We concluded at that time that we had an impairment of goodwill based on forecasted discounted net cash flows for that reporting unit. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance. As required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), in measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) for the reporting unit. Based on this allocation, we concluded that the remaining $17.2 million and $18.4 million of goodwill was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarters of 2007 and 2006. In July 2007, we reached a decision to cease operations at SVB Alliant.

During the third quarter of 2006, through our subsidiary, SVB Analytics, we acquired a majority ownership in eProsper, an equity ownership data management services company. In connection with this acquisition, we recognized $4.1 million in goodwill. During the third quarter of 2007, we conducted our annual impairment analysis of eProsper in accordance with SFAS No. 142, based on forecasted discounted net cash flow analysis. The valuation analysis of eProsper indicated no impairment existed.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets as of December 31, 2007 and 2006 is as follows:

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006
Deferred tax assets and income tax receivable, net	$69,026	$67,947	1.6%
Derivative assets, gross (1)	65,598	44,945	46.0
Accrued interest receivable	30,624	30,154	1.6
FHLB and FRB stock	27,210	27,761	(2.0)
Other real estate owned	1,908	5,677	(66.4)
Other assets	64,296	81,783	(21.4)

Total accrued interest receivable and other assets	$258,662	$258,267	0.2%

(1)	See “Derivatives, Net” section below

Deferred Tax Assets and Income Tax Receivable, Net

Our deferred tax assets balance was $67.1 million at December 31, 2007, compared to $62.8 million at December 31, 2006. The increase in our deferred tax assets balances was primarily related to the goodwill impairment charge from SVB Alliant in the second quarter of 2007.

We pay quarterly estimated taxes to the Internal Revenue Service and the respective state and foreign taxing authorities. At December 31, 2007 and 2006, we had $1.9 million and $5.1 million, respectively, as income taxes receivable from these authorities.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

Our FHLB and FRB stock are restricted, as we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement. At December 31, 2007 and 2006, we had $17.9 million and $19.1 million, respectively, in FHLB stock, and $9.3 million and $8.7 million, respectively, in FRB stock.

Other Real Estate Owned (“OREO”)

Our OREO balance at December 31, 2006 totaled $5.7 million. During the second quarter of 2007, we sold our OREO property, and recognized a $1.4 million loss on the sale, reflected in other noninterest expense. During the fourth quarter of 2007, we acquired additional OREO property and as a result, our OREO balance at December 31, 2007 totaled $1.9 million.

Derivatives, Net

Net derivative instruments are recorded as a component of other assets or other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net as of December 31, 2007 and 2006:

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006
Assets (liabilities):
Equity warrant assets	$31,317	$37,725	(17.0)%
Interest rate swaps – assets	21,499	—	—
Interest rate swaps – liabilities	(1,304)	(1,890)	(31.0)
Foreign exchange forward and option contracts – assets	12,782	7,219	77.1
Foreign exchange forward and option contracts – liabilities	(11,196)	(7,383)	51.6

Total derivatives, net	$53,098	$35,671	48.9%

Equity Warrant Assets

We obtain rights to purchase an equity position in a client company’s stock in consideration for providing credit facilities and, less frequently, for providing other services, in the form of equity warrant assets. The change in fair value of equity warrant assets is recorded as gains on derivative instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of activities for equity warrant assets in 2007 and 2006:

	Year ended December 31,
(Dollars in thousands)	2007	2006
Balance, beginning of period	$37,724	$27,802
New equity warrant assets	7,072	9,101
Non-cash increases in fair value	7,429	14,266
Exercised equity warrant assets	(18,265)	(9,482)
Terminated equity warrant assets	(2,643)	(3,963)

Balance, end of period	$31,317	$37,724

Interest Rate Swaps

Concurrent with the issuance of $250.0 million in 5.70% senior notes and $250.0 million in 6.05% subordinated notes in 2007, we entered into interest rate swap agreements, whereby we swapped the fixed interest rate of the notes with a variable interest rate based on LIBOR to hedge against the risk of changes in fair values due to changes in interest rates. We apply the “shortcut” method for these fair value hedges. In order to assume no ineffectiveness, we ensure that all the shortcut method requirements of SFAS No. 133 for this type of hedge relationship are met. The interest rate swap agreements resulted in interest expense, net of cash benefits received, of $0.7 million for the senior notes and $0.4 million for the subordinated notes in 2007, which were recognized in the consolidated statements of income as an increase in interest expense. For information on our senior and subordinated notes, see Note 12 (Short-Term Borrowings and Long-Term Debt) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

On October 30, 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement swaps our 7.0% fixed rate on the junior subordinated debentures for a variable rate based on LIBOR to hedge against risk of changes in fair value due to changes in interest rates. For information on our junior subordinated debentures, see Note 12 (Short-Term Borrowings and Long-Term Debt) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report. In April 2006, we designated this interest rate swap as a fair value hedge, which management evaluates for effectiveness using the statistical regression analysis approach for each reporting period. This interest rate swap agreement provided a cash benefit of $0.2 million, $0.3 million and $1.2 million in 2007, 2006 and 2005, respectively, which was recognized in the consolidated statements of income as a reduction in interest expense. The swap agreement largely mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. All components of the swap’s gain or loss are included in the assessment of hedge effectiveness. Changes in fair value of the fair value hedge agreement, which is primarily dependent on changes in market interest rates, are recognized in net income as gains or losses on derivative instruments. In 2007, we recorded a non-cash decrease in fair value of the fair value hedge agreement of $0.5 million, which is reflected in gains on derivative instruments, net. In 2006, we recorded a non-cash decrease in fair value of the fair value hedge agreement of $3.6 million, which is comprised of a decrease in fair value of $3.3 million for the interest rate swap agreement prior to its designation as a fair value hedge and a $0.3 million loss for the fair value hedge agreement implemented in April 2006, which were reflected in gains on derivative instruments, net.

Foreign Exchange Forward and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency, depending upon the clients’ need. We enter into an opposite way foreign exchange forward contract or foreign currency option contract with a correspondent bank to economically hedge these contracts, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange forward contracts or foreign currency option contracts entered into with our clients. These contracts are short term in nature, typically expiring within one year. We also enter into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange risk related to certain foreign currency denominated loans. We have not experienced nonperformance by a counterparty and therefore have not incurred related losses. Further, we anticipate performance by all counterparties.

At December 31, 2007, 2006 and 2005, the aggregate notional amounts of foreign exchange forward contracts totaled $580.9 million, $562.2 million and $432.7 million, respectively. Our maximum credit risk for counterparty nonperformance for foreign exchange forward contracts with both clients and correspondent banks at December 31, 2007, 2006 and 2005 amounted to $12.3 million, $7.3 million and $5.7 million, respectively.

At December 31, 2007, 2006 and 2005, the aggregate notional amounts of foreign currency option contracts totaled $63.9 million, $27.6 million and $18.8 million, respectively. Our maximum credit risk to nonperformance of counterparties at December 31, 2007, 2006 and 2005 was $0.5 million, $0.1 million and $0.1 million, respectively.

Convertible Note Hedge

On May 15, 2003, we entered into a convertible note hedge agreement (purchased call option) with a counterparty, with respect to our common stock, to limit our exposure to potential dilution from conversion of our $150.0 million principal amount of zero coupon convertible notes. (See “Short-Term Borrowings and Long-Term Debt” below). At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we have the right to purchase up to 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. In 2007, we exercised our right to purchase 2,974 shares under the terms of the convertible note hedge.

Concurrent with the hedge agreement, we entered into a warrant agreement, which allows the counterparty to purchase up to 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008. The proceeds of the warrant transaction were included in stockholders’ equity in accordance with the guidance in EITF 00-19. Due to conversion events in 2007, the counterparty’s right to purchase our stock under warrant has been decreased by 2,974 shares (see Note 3 (Earnings Per Share) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report).

Deposits

Our deposits are largely obtained from clients within our technology, life sciences, private equity, and premium wine industry sectors and, to a lesser extent, from individuals served by private client services. We do not obtain deposits from conventional retail sources and have no brokered deposits. The following table presents the composition of our deposits as of the five most recent year-ends:

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Deposits:
Noninterest-bearing demand	$3,226,859	$3,039,528	$2,934,278	$2,649,853	$2,186,317
Negotiable order of withdrawal (NOW)	35,909	35,983	39,573	32,009	20,897
Regular money market	108,701	157,014	305,112	520,368	372,877
Bonus money market	832,541	511,780	655,940	685,710	707,682
Foreign sweep	72,083	—	—	—	—
Time	335,110	313,320	317,827	331,574	379,068

Total deposits	$4,611,203	$4,057,625	$4,252,730	$4,219,514	$3,666,841

Our deposits balance increased by $553.6 million in 2007, compared to 2006. This increase was primarily due to an increase in deposit activities from our private equity clients as well as an increase in activity from our new money market deposit product for early stage clients introduced in the second quarter of 2007 and our new Eurodollar sweep deposit product introduced in the fourth quarter of 2007. At December 31, 2007, 30.0 percent of our total deposits were interest-bearing deposits, compared to 25.1 percent at December 31, 2006. We expect this percentage to increase as we continue to grow our deposits.

At December 31, 2007, the aggregate amount of time deposit accounts individually exceeding $100,000 totaled $286.0 million, compared to $264.8 million at December 31, 2006 and $272.2 million at December 31, 2005. At December 31, 2007, substantially all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business. The maturity profile of our time deposits as of December 31, 2007 is as follows:

	December 31, 2007
(Dollars in thousands)	Three months or less	Four to six months	More than six months to twelve months	More than twelve months	Total
Time deposits, $100,000 and over	$144,851	$44,437	$96,369	$329	$285,986
Other time deposits	34,772	6,205	7,936	211	49,124

Total time deposits	$179,623	$50,642	$104,305	$540	$335,110

Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

As of December 31, 2007 and 2006, we had short-term borrowings of $90.0 million and $683.5 million, respectively. Short-term borrowings include federal funds purchased and securities sold under agreement to repurchase as well as FHLB advances, with original maturities of less than one year. Our short-term borrowings have a remaining maturity of one month or less. The decrease in short-term borrowings of $593.5 million at December 31, 2007, compared to December 31, 2006 was primarily attributable to the issuance of our senior and subordinated notes in May 2007 (see Senior Notes and Subordinated Notes section below), cash inflows from two new deposit products (see Deposits section above), as well as year-end increases in noninterest-bearing deposit balances. Both short-term and long-term funding sources were used to fund our loan growth in 2007 and 2006.

Senior Notes and Subordinated Notes

On May 15, 2007, the Bank issued 5.70% senior notes, due June 1, 2012, in an aggregate principal amount of $250.0 million and 6.05% subordinated notes, due June 1, 2017, in an aggregate principal amount of $250.0 million (collectively, the “Notes”). The discount and issuance costs related to the Notes were $0.8 million and $4.2 million, respectively, and the net proceeds from the offering of the Notes were $495.0 million. The Notes are not redeemable prior to maturity and interest is payable semi-annually. Proceeds from the issuance of these Notes were used for repayment of certain short-term borrowings. Debt issuance costs of $2.0 million and $2.2 million related to the senior and subordinated notes, respectively, were deferred and are being amortized to interest expense over the term of the Notes, using the effective yield method. Concurrent with the issuance of the Notes, we entered into fixed-to-variable interest rate swap agreements related to both the senior notes and the subordinated notes. See Note 12 (Short-Term Borrowings and Long-Term Debt) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further information.

Contingently Convertible Debt

On May 20, 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to non-U.S. persons outside the United States pursuant to Regulation S under the Securities Act of 1933. The proceeds from the issuance of the notes were used for general corporate purposes. The notes are convertible into our common stock at a conversion price of $33.6277 per share and are subordinated to all our present and future senior debt. Holders of the notes may convert their notes only under certain conditions. See Note 12 (Short-Term Borrowings and Long-Term Debt) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further information. Concurrent with the issuance of the convertible notes, we entered into a convertible note hedge. (see Note 14 (Derivative Financial Instruments—Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report).

Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% junior subordinated debentures. A portion of the proceeds were used to repay $40.0 million of the 8.25% trust preferred securities. The remainder of the proceeds was used for general corporate purposes. See Note 12 (Short-Term Borrowings and Long-Term Debt) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further information.

Other Long-Term Debt

As of December 31, 2007 and 2006, we had other long-term debt of $152.7 million. Long-term debt consists of $150.0 million of FHLB advances and $2.7 million of debt assumed in connection with the acquisition of a 65% interest in eProsper during the third quarter of 2006. The FHLB advances were used to support our loan growth in 2006 and mature in 2008 and 2009. The debt assumed in connection with eProsper acquisition matures in 2009.

Available Lines of Credit

At December 31, 2007, we have available $1.48 billion in uncommitted federal funds lines of credit, all of which were unused. We have repurchase agreement lines available with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. As of December 31, 2007, we had not borrowed against our repurchase lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and at the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at December 31, 2007 totaled $273.6 million, of which $33.6 million was unused. The market value of collateral pledged at the discount window of the Federal Reserve Bank at December 31, 2007 totaled $64.6 million, all of which was unused.

Other Liabilities

A summary of other liabilities as of December 31, 2007 and 2006 is as follows:

	Year ended December 31,
(Dollars in thousands)	2007	2006	% Change 2007/2006
Accrued compensation	$70,571	$50,144	40.7%
Reserve for unfunded credit commitments	13,446	14,653	(8.2)
Derivative liabilities, gross (1)	12,500	9,273	34.8
Other liabilities	102,726	119,226	(13.8)

Total other liabilities	$199,243	$193,296	3.1%

(1)	See “Derivatives, Net” section above

Accrued Compensation

Accrued compensation primarily consists of the Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, accrued vacation, ESOP, and the Retention Program. The increase of $20.4 million in 2007 was primarily due to a $14.6 million increase in accruals related to our Incentive Compensation Plan, and a $2.1 million increase related to our ESOP. These increases were largely due to higher incentive compensation costs related to our strong financial performance.

Reserve for Unfunded Credit Commitments

We recognized a reduction in our reserve for unfunded credit commitments of $1.2 million in 2007, compared to 2006. The reduction in reserve reflects our historical credit quality experience.

Minority Interest In Capital of Consolidated Affiliates

Minority interest in capital of consolidated affiliates totaled $240.1 million and $166.0 million at December 31, 2007 and 2006, respectively. The increase of $74.1 million was primarily due to equity transactions, which included capital calls of $81.9 million made by our consolidated affiliates and $25.8 million of net income from consolidated affiliates, partially offset by $36.2 million in distributions, primarily from three of our managed funds of funds and one of our sponsored debt funds.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth, operating needs and credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and the issuance of common stock.

Common Stock

On July 26, 2007, our Board of Directors approved a stock repurchase program that authorizes us to purchase up to $250.0 million of our common stock. This program expires on July 31, 2008 and replaces all share repurchase programs previously in effect. We may, at our discretion, exercise this repurchase authority any time on or before July 31, 2008 in the open market, through block trades, through an accelerated stock repurchase program or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, we may begin or suspend repurchases at any time prior to the termination of the repurchase program on July 31, 2008, without any prior notice.

We repurchased 2.9 million shares of our common stock in 2007 totaling $146.8 million, compared to 2.1 million in 2006 totaling $103.8 million and 1.7 million shares in 2005 totaling $77.7 million. At December 31, 2007, $149.7 million of shares remain authorized for repurchase under our stock repurchase program.

From time to time, we may implement a non-discretionary trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, under which we will automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

Stockholders’ Equity

Stockholders’ equity totaled $676.7 million at December 31, 2007, an increase of $48.2 million, or 7.7%, from $628.5 million at December 31, 2006. This increase was primarily the result of net income, as well as share-based compensation expense recognized under SFAS No. 123(R), and issuance of stock options, partially offset by common stock repurchases. We have not paid a cash dividend on our common stock since 1992 and as of December 31, 2007, there were no plans for payment of dividends.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future. Our management engages in a regular capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future activities for which capital may be set aside include potential product and business expansions and strategic or infrastructure investments.

Credit Ratings

Credit ratings for SVB Financial and the Bank as of December 31, 2007 are as follows:

December 31, 2007
	Standard & Poor's	Moody's
SVB Financial:
Long-term counterparty	BBB	N/A
Issuer	BBB	A3
Outlook	Stable	Stable

SVB Bank:
Long-term counterparty	BBB+	N/A
Issuer	BBB+	A2
Long-term deposit	N/A	A2
Short-term deposit	N/A	P-1
Financial strength	N/A	C+
Outlook	Stable	Stable

SVB Financial

The current BBB long-term counterparty credit rating from Standard & Poor’s (“S&P”) was confirmed in January 2008 and was upgraded from BBB– in February 2006. The current A3 issuer rating from Moody’s

Investor Service (“Moody’s”) was confirmed in December 2007 and was upgraded from Baa1 in November 2006.

Bank

The current BBB+ long-term counterparty credit rating from S&P was confirmed in January 2008 and was upgraded from BBB in February 2006. The current A2 issuer rating from Moody’s was confirmed in December 2007 and was upgraded from A3 in November 2006. Moody’s bank deposit ratings are opinions of the bank’s ability to repay punctually its foreign and domestic currency deposit obligations. Financial strength ratings represent Moody’s opinion of a bank’s intrinsic safety and soundness and, as such, exclude certain external credit risks and credit support elements that are addressed by Moody’s bank deposit ratings.

Liquidity

The objective of liquidity management is to ensure that funds are available in a timely manner to meet our financial needs including paying creditors, meeting depositors’ needs, accommodating loan demand and growth, funding investments, repurchasing shares and other capital needs, without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

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

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. From time to time, depending on market conditions, prevailing interest rates or our introduction of additional interest-bearing deposit products, our deposit levels and cost of deposits may fluctuate. We introduced a new interest-bearing money market deposit product for early stage clients in the second quarter of 2007 and a new interest-bearing Eurodollar sweep deposit product in late October 2007. We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity. We have increased our use of other sources of liquidity available to us, including federal funds purchased, FHLB advances, repurchase agreements, short-term borrowing arrangements and long-term indebtedness. At December 31, 2007, our short-term borrowings totaled $90.0 million. In May 2007, we issued $250.0 million in 5.70% senior notes, due June 2012, and $250.0 million in 6.05% subordinated notes, due in June 2017, the proceeds of which were used primarily for repayment of short-term borrowings. Both debt issuances were swapped to a floating LIBOR rate for interest rate risk management purposes.

Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets include cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for financing and pledging purposes with a maturity in excess of six months and anticipated near-term cash-flows from investments.

Our policy guidelines provide that liquid assets as a percentage of total deposits should not fall below 20.0%. Our ratio of liquid assets to total deposits was 28.1% and 34.1% at December 31, 2007 and 2006, respectively, both well in excess of our minimum policy guidelines. In addition to monitoring the level of liquid assets relative to total deposits, we also utilize other policy measures in liquidity management activities such as the percentage of liquid assets to volatile liabilities and our loan-to-deposit ratio.

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its investment portfolio assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business—Supervision and Regulation—Restriction on Dividends” under Part I, Item 1 in this report.

Condensed Consolidated Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash and due from banks	$325,399	$393,284	$286,446
Securities purchased under agreement to resell and other short-term investment securities	358,664	239,301	175,652

Cash and cash equivalents	$684,063	$632,585	$462,098

Percentage of total assets	10.2%	10.4%	8.3%

Net cash provided by operating activities	$174,880	$127,709	$113,628
Net cash used for investing activities	(515,506)	(299,569)	(567,893)
Net cash provided by financing activities	392,104	342,347	289,145

Net increase (decrease) in cash and cash equivalents	$51,478	$170,487	$(165,120)

In analyzing our liquidity for 2007, 2006 and 2005, reference is made to our consolidated statements of cash flows for the years ended December 31, 2007, 2006 and 2005; see “Consolidated Financial Statements and Supplemental Data” under Part II, Item 8 in this report. The statement of cash flows includes separate categories for operating, investing, and financing activities.

2007

Cash provided by operating activities was $174.9 million in 2007, which included net income of $123.6 million. Significant adjustments for noncash items that increased cash provided by operating activities included $28.6 million of minority interest in net income of consolidated affiliates, $19.5 million of depreciation and amortization, $17.2 million related to impairment of goodwill, $16.8 million related to the provision for loan losses and $15.1 million of share-based compensation amortization. Significant adjustments for noncash items that decreased cash provided by operating activities included $46.7 million of net gains on investment securities, $13.8 million of net changes in the fair value of derivatives, $13.0 million of deferred income tax benefits and $7.6 million of amortization of deferred warrant-related loan fees.

Cash used for investing activities was $515.5 million in 2007. Net cash outflow was driven primarily by a net increase in loans of $688.9 million, purchases of available-for-sale securities of $77.8 million, purchases of non-marketable securities of $110.3 million and purchases of premises and equipment of $12.9 million. Net cash inflows related primarily to proceeds from the sales, maturities and pay downs of available-for-sale securities of $300.7 million and non-marketable securities of $62.3 million.

Cash provided by financing activities was $392.1 million in 2007. Net cash inflow was driven primarily by increases in deposits of $553.6 million, net proceeds of $495.0 million from the issuance of senior and subordinated notes in May 2007, capital contributions, net of distributions, from minority interests of $45.5 million, and proceeds from the issuance of common stock and the employee stock purchase plan of $31.2 million. Net cash outflows related primarily to pay downs of short-term borrowings of $593.5 million and common stock repurchases of $146.8 million.

Cash and cash equivalents at December 31, 2007 were $684.1 million.

2006

Cash provided by operating activities was $127.7 million in 2006, which included net income of $89.4 million. Significant adjustments for noncash items included $21.3 million of share-based compensation amortization, $18.4 million related to impairment of goodwill, $17.6 million of depreciation and amortization and $9.9 million related to the provision for loan losses, partially offset by $10.5 million of net changes in the fair value of derivatives and $7.1 million of amortization of deferred warrant related loan fees.

Cash used for investing activities was $299.6 million in 2006. Net cash outflow was primarily driven by a net increase in loans of $646.0 million, purchases of available-for-sale securities of $30.1 million, purchases of non marketable securities of $99.1 million and purchases of premises and equipment of $20.7 million. These decreases were partially offset by proceeds from the sale, maturities and pay downs of available-for-sale securities of $433.8 million and non-marketable securities of $56.3 million.

Cash provided by financing activities was $342.3 million in 2006. Increases in short-term borrowings of $404.1 million and an increase from proceeds from issuance of other long-term debt of $150.0 million provided the primary sources of financing, which were offset by declines in deposits of $195.1 million and common stock repurchases of $103.8 million.

Cash and cash equivalents at December 31, 2006 were $632.6 million.

2005

Cash provided by operating activities in 2005 was $113.6 million, which included net income of $92.5 million. Significant adjustments for noncash items included $8.2 million of depreciation and amortization, $7.9 million of share-based compensation amortization and $6.8 million in tax benefits related to stock compensation,, partially offset by $6.1 million of amortization of deferred warrant related loan fees, $4.3 million of net gains on investment securities and $3.3 million of net changes in fair value of derivatives.

Cash used for investing activities was $567.9 million in 2005. Net cash outflow was primarily driven by a net increase in loans of $549.4 million, purchases of available-for-sale securities of $448.3 million, purchases of non-marketable securities of $86.0 million and purchases of premises and equipment of $18.3 million. These decreases were partially offset by proceeds from the sale, maturities and pay downs of available-for-sale securities of $493.4 million and non-marketable securities of $29.3 million.

Cash provided by financing activities was $289.1 million in 2005, largely driven by net increases in short-term borrowings of $269.7 million and capital contributions from minority interest participants net of distributions of $45.4 million. Deposits and proceeds from the issuance of common stock due to exercises of employee stock options also contributed $33.2 million and $18.6 million, respectively. These sources of cash were partially offset by repurchases of common stock of $77.7 million in 2005.

Cash and cash equivalents were $462.1 million at December 31, 2005.

Capital Ratios

Both SVB Financial and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, for a well-capitalized depository institution.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a well-capitalized depository institution. For further information on risk-based capital and leverage ratios as defined by the Federal Reserve Board, see “Business—Supervision and Regulation—Regulatory Capital” under Part I, Item 1 in this report.

Both the capital ratios of SVB Financial and the Bank were in excess of federal regulatory guidelines for a well-capitalized depository institution as of December 31, 2007, 2006 and 2005. See Note 21 (Regulatory Matters) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report for further information. Capital ratios for SVB Financial are set forth below:

	December 31,
	2007	2006	2005
SVB Financial Group:
Total risk-based capital ratio	16.02%	13.95%	14.75%
Tier 1 risk-based capital ratio	11.07	12.34	12.39
Tier 1 leverage ratio	11.91%	12.46%	11.64%

Bank:
Total risk-based capital ratio	14.51%	12.80%	13.22%
Tier 1 risk-based capital ratio	9.41	11.70	12.08
Tier 1 leverage ratio	10.19%	11.83%	11.35%

The increase in the total risk-based capital ratio for both SVB Financial and the Bank in 2007 was primarily due to the issuance of the $250 million subordinated notes due in 2017 which qualifies as a Tier 2 component of capital under the federal regulatory guidelines. This was partially offset by the declining eligibility of SVB Financial’s contingently convertible debt as it approaches maturity as well as growth in period end assets and off-balance sheet items, particularly loans and unfunded credit commitments at both SVB Financial and the Bank. The decrease in Tier 1 risk-based capital and in the Tier 1 leverage ratio was due primarily to the aforementioned growth for both SVB Financial and the Bank, as well as share repurchases in excess of earnings, and dividends to the holding company in excess of earnings at SVB Financial and the Bank, respectively.

The decrease in SVB Financial’s total risk-based capital ratio in 2006 was due primarily to the declining eligibility of the contingently convertible note as it approached maturity. Growth in period end risk-weighted assets and off-balance sheet instruments, particularly loans and unfunded credit commitments contributed to the decline in Tier 1 risk-based capital at both SVB Financial and the Bank while earnings and levels of average period end assets contributed to the increase in the Tier 1 leverage ratio at both SVB Financial and the Bank.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, credit card guarantees and commitments to invest in private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2007 and 2006:

	December 31,
(Dollars in thousands)	2007	2006
Commitments available for funding (1)	$4,938,625	$4,058,413
Commitments unavailable for funding (2)	726,359	644,262
Fixed interest rate commitments	498,103	611,682
Maximum lending limits for accounts receivable factoring arrangements (3)	$443,835	$468,080

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Our potential exposure to credit loss for commitments to extend credit, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending credit commitments as we do in making loans. The actual liquidity needs and the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, intellectual property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management’s evaluation of the adequacy of the liability for unfunded credit commitments. At December 31, 2007 and 2006, our reserve for unfunded credit commitments totaled $13.4 million and $14.7 million, respectively.

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

The credit risk involved in issuing letters of credit is essentially the same as that involved with extending credit commitments to clients, and accordingly, we use a credit evaluation process and collateral requirements similar to those for credit commitments. Our standby letters of credit often are cash secured by our clients. The actual liquidity needs and the credit risk that we have experienced historically have been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

The table below summarizes our commercial and standby letters of credit at December 31, 2007. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$599,452	$47,948	$647,400	$647,400
Performance standby letters of credit	21,441	7,445	28,886	28,886
Commercial letters of credit	7,645	1,020	8,665	8,665

Total	$628,538	$56,413	$684,951	$684,951

At December 31, 2007 and 2006, deferred fees related to financial and performance standby letters of credit were $3.8 million and $3.9 million, respectively. At December 31, 2007, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credits was $278.0 million.

Credit Card Guarantees

The Bank, as a financial provider, routinely guarantees credit cards for some of our customers that have been provided by an unaffiliated financial institution. The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. All such guarantees exist for the life of each respective credit card relationship. Certain of these amounts are secured by certificates of deposit and other assets, which the Bank has rights to in the event of nonperformance by customers. The total amount of these guarantees were $81.8 million at December 31, 2007. Historical losses under this program have been nominal. Credit card fees totaled $5.8 million, $4.6 million and $3.7 million in 2007, 2006 and 2005, respectively.

Commitments to Invest in Private Equity Fund Investments

We make commitments to invest in private equity funds, which in turn make investments generally in, or in some cases make loans to, privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the fund. The timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments and our unfunded commitments at December 31, 2007.

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	1,200	960	5.1
SVB Strategic Investors Fund, LP	15,300	2,299	12.6
SVB Strategic Investors Fund II, LP	15,000	7,650	8.6
SVB Strategic Investors Fund III, LP	15,000	12,000	5.9
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	9,525	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	3,821	9.3
SVB India Capital Partners I, LP	7,500	6,000	13.9
Other Fund Investments (3)	237,926	171,823	—%

Total	$357,926	$224,488

(1)	Includes 1.3% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Includes 4.8% direct ownership in Gold Hill Venture Lending 03, LP and its parallel funds. In addition, includes 4.5% indirect ownership interest through Gold Hill Venture Lending Partners, 03, LLC.
(3)	Represents commitments to 324 private equity funds where our ownership interest is less than 5%.

Contractual Obligations and Commercial Commitments

As of December 31, 2007, we, or the funds in which we have an ownership interest and manage, had the following unfunded contractual obligations and commercial commitments. We do not have any material commitments for capital expenditures as of December 31, 2007.

	Payments Due By Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual obligations:
Borrowings	$965,254	$289,269	$102,669	$259,706	$313,610
Non-cancelable operating leases, net of income from subleases	53,780	12,792	20,197	13,001	7,790
Remaining unfunded commitments to wholly owned fund investments	171,823	171,823	—	—	—
Remaining unfunded commitments to Partners for Growth, LP	9,750	9,750	—	—	—
Remaining unfunded commitments to Partners for Growth II, LP	9,525	9,525	—	—	—
Remaining unfunded commitments by Gold Hill Venture Lending 03, LP	3,821	3,821	—	—	—
Remaining unfunded commitments to our managed funds:
SVB Strategic Investors Fund, LP (1)	2,299	2,299	—	—	—
SVB Strategic Investors Fund II, LP (1)	7,650	7,650	—	—	—
SVB Strategic Investors Fund III, LP (1)	12,000	12,000	—	—	—
Silicon Valley BancVentures, LP (1)	660	660	—	—	—
SVB Capital Partners II, LP (1)	960	960	—	—	—
SVB India Capital Partners I, LP (1)	6,000	6,000	—	—	—
Remaining unfunded commitments to all limited partnership investees of our managed funds to private equity funds by:
SVB Strategic Investors Fund, LP (1)	7,766	7,766	—	—	—
SVB Strategic Investors Fund II, LP (1)	84,718	84,718	—	—	—
SVB Strategic Investors Fund III, LP (1)	$158,656	$158,656	$—	$—	$—

	Amount of Commitment Expiring Per Period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Other commercial commitments
Commitments to extend credit	$5,664,984	$4,664,865	$824,924	$115,362	$59,833
Standby letters of credit	676,286	620,894	41,048	7,143	7,201
Commercial letters of credit	$8,665	$7,645	$1,020	$—	$—

(1)	See Note 7 (Investment Securities) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report, for further disclosure related to investment securities. We make investment commitments to invest in funds. Commitments to invest in these funds are generally made for a ten-year period from the inception of the fund. The timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management

Market risk is defined as the risk of adverse fluctuations in the market value of financial instruments due to changes in market interest rates. Interest rate risk is our primary market risk and can result from timing and volume differences in the repricing of our rate-sensitive assets and liabilities and changes in the shape and level of the yield curve. Other market risks include foreign currency exchange risk and equity price risk. These risks are not considered significant and no separate quantitative information concerning them is presented herein.

Interest rate risk is managed by the Asset/Liability Committee (ALCO), which is a management committee. ALCO reviews sensitivities of assets and liabilities to changes in interest rates, changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence to relevant policies, which are approved by the Finance Committee of our Board of Directors, is monitored on an ongoing basis and decisions related to the management of interest rate exposure are made, as appropriate.

Management of interest rate risk is carried out primarily through strategies involving our investment securities and funding portfolios. In addition, our policies permit off-balance sheet derivative instruments to manage interest rate risk.

We utilize a simulation model to perform sensitivity analysis on the market value of portfolio equity and net interest income under a variety of interest rate scenarios, balance sheet forecasts and proposed strategies. The simulation model provides a dynamic assessment of interest rate sensitivity embedded in our balance sheet. We also use traditional gap analysis to provide a simple indicator of interest rate risk. Gap analysis provides only a static view of interest rate sensitivity at a point in time, while the simulation model measures the potential volatility in forecasted results relating to changes in market interest rates over time. Management reviews our interest rate risk position at a minimum, on a quarterly basis.

Market Value of Portfolio Equity and Net Interest Income

One application of the aforementioned simulation model involves measurement of the impact of market interest rate changes on our market value of portfolio equity (“MVPE”). MVPE is defined as the market value of assets, less the market value of liabilities, adjusted for any off-balance sheet items. A second application of the simulation model measures the impact of market interest rate changes on our net interest income (“NII”).

The following table presents our MVPE and NII sensitivity exposure at December 31, 2007 and 2006, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points, respectively.

Change in interest rates (basis points)	Estimated MVPE	Estimated Increase/ (Decrease) in MVPE		Estimated NII	Estimated Increase/ (Decrease) in NII
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
December 31, 2007:
+200	$1,151,955	$33,654	3.0%	$461,965	$45,942	11.0%
+100	1,138,790	20,489	1.8	439,489	23,466	5.6
—	1,118,301	—	—	416,023	—	—
-100	1,081,469	(36,832)	(3.3)	393,817	(22,206)	(5.3)
-200	$1,045,298	$(73,003)	(6.5)%	$367,161	$(48,862)	(11.7)%

December 31, 2006:
+200	$1,054,640	$(157)	—%	$441,824	$35,898	8.8%
+100	1,053,017	(1,780)	(0.2)	424,034	18,108	4.5
—	1,054,797	—	—	405,926	—	—
-100	1,040,079	(14,718)	(1.4)	384,080	(21,846)	(5.4)
-200	$1,001,861	$(52,936)	(5.0)%	$358,625	$(47,301)	(11.7)%

The estimated MVPE in the preceding table is based on a discounted cash flow analysis using market interest rates provided by independent broker/dealers and other publicly available sources that we deem reliable. These estimates are highly assumption-dependent and will change regularly as our asset/liability structure changes and as interest rate environments evolve. These calculations do not reflect changes we may make to reduce our MVPE exposure in response to a change in market interest rates. We expect to continue to manage our interest rate risk utilizing on and off-balance sheet strategies, as appropriate.

As with any method of measuring interest rate risk, certain limitations are inherent in the method of analysis presented in the preceding table. We are exposed to basis risk, yield curve risk, and prepayment risk, which cannot be fully modeled and expressed using the above methodology. Accordingly, the results in the preceding table should not be relied upon as a precise indicator of actual results in the event of changing market interest rates. Additionally, the resulting MVPE and NII estimates are not intended to represent, and should not be construed to represent the underlying value.

Our base case MVPE at December 31, 2007 increased from December 31, 2006 by $63.5 million, primarily due to growth in our loan portfolio. MVPE sensitivity in simulated interest rate movements increased due to the issuance of senior and subordinated debt in 2007. Our expected 12-month NII at December 31, 2007 increased from December 31, 2006 by $10.1 million, due to the strong loan growth which outweighed the increased interest expense associated with new deposit products and the debt issuance. NII sensitivity in simulated interest rate movements increased in rising rates and experienced minimal change in declining rates. Changes in pricing strategies may differ from current model assumptions and may have an impact on our overall sensitivity.

Interest Rate Sensitivity Gap Analysis

The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets and interest-bearing liabilities that are anticipated to re-price within a specific time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest-sensitive liabilities re-pricing within that same time period. Positive cumulative gaps in early time periods suggest that earnings will increase when interest rates rise. Negative cumulative gaps suggest that earnings will increase when interest rates fall. The gap analysis as of December 31, 2007 indicates that the cumulative one-year gap as a percentage of total assets was a positive 37.9%.

The following table illustrates our interest rate sensitivity gap positions at December 31, 2007:

	Assets and liabilities that mature or reprice
	Immediately	1 Day to 1 Month	After 1 Month to 3 Months	After 3 Months to 6 Months	After 6 Months to 1 Year	After 1 Year to 5 Years	After 5 Years	Not Stated	Total
Assets:
Cash and due from bank, securities purchased under agreement to resell and other short-term investment securities (1)	$—	$358,664	$—	$—	$—	$—	$—	$325,399	$684,063
Investment securities:
U.S. Treasury securities and agencies obligations (2)	—	—	—	39,757	29,871	111,580	—	—	181,208
Collateralized mortgage obligations and mortgage-backed securities (2)	—	24,048	28,194	44,219	264,051	468,360	159,779	—	988,651
Other debt, marketable equity and non-marketable securities	—	—	5,277	2,936	12,268	16,981	395,253	—	432,715

Total investment securities	—	24,048	33,471	86,912	306,190	596,921	555,032	—	1,602,574

Loans, net of unearned income (3)	2,970,997	170,098	117,348	85,482	144,539	592,903	70,363	—	4,151,730
Allowance for loan losses	—	(47,293)	—	—	—	—	—	—	(47,293)
Other assets	—	—	—	—	—	—	—	301,382	301,382

Total assets	$2,970,997	$505,517	$150,819	$172,394	$450,729	$1,189,824	$625,395	$626,781	$6,692,456

Liabilities, Minority Interest and Stockholders’ Equity:
Deposits:
Noninterest-bearing demand	$—	$—	$—	$—	$—	$—	$—	$3,226,859	$3,226,859
NOW and money market	—	20,778	40,210	57,097	103,513	480,632	274,921	—	977,151
Time	—	133,203	46,455	50,642	104,305	505	—	—	335,110
Foreign sweep	—	1,514	2,933	4,172	7,588	35,702	20,174	—	72,083

Total deposits	—	155,495	89,598	111,911	215,406	516,839	295,095	3,226,859	4,611,203
Short-term borrowings	—	90,000	—	—	—	—	—	—	90,000
Other liabilities	—	199,243	—	—	—	—	—	—	199,243
Long-term FHLB advances	—	—	150,000	—	—	—	—	—	150,000
5.70% Senior notes	—	—	—	—	—	259,706	—	—	259,706
6.05% Subordinated notes	—	—	—	—	—	—	261,099	—	261,099
Contingently convertible debt	—	—	—	149,269	—	—	—	—	149,269
7.0% Junior subordinated debentures	—	—	—	—	52,511	—	—	—	52,511
Other long-term debt	—	—	—	—	—	2,669	—	—	2,669
Minority interest in capital of consolidated affiliates	—	—	—	—	—	—	—	240,102	240,102
Stockholders’ equity	—	—	—	—	—	—	—	676,654	676,654

Total liabilities, minority interest, and stockholders’ equity	$—	$444,738	$239,598	$261,180	$267,917	$779,214	$556,194	$4,143,615	$6,692,456

Off-Balance Sheet Items:
Interest rate swaps	$—	$(550,000)	$—	$—	$50,000	$250,000	$250,000	$—	$—
Gap	2,970,997	(489,221)	(88,779)	(88,786)	232,812	660,610	319,201	(3,516,834)	—
Cumulative gap	$2,970,997	$2,481,776	$2,392,997	$2,304,211	$2,537,023	$3,197,633	$3,516,834	$—	$—

(1)	Includes interest-bearing deposits in other financial institutions of $74.3 million as of December 31, 2007.
(2)	Principal cash flows are based on estimated principal payments as of December 31, 2007.
(3)	Maturity/repricing columns for fixed rate loans are based upon the amount and timing of related principal payments as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SVB Financial Group:

We have audited SVB Financial Group and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

San Francisco, California

February 29, 2008

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SVB Financial Group:

We have audited the accompanying consolidated balance sheets of SVB Financial Group and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 and Note 4 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

/s/ KPMG LLP

San Francisco, California

February 29, 2008

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par value and share data)	2007	2006
Assets
Cash and due from banks	$325,399	$393,284
Securities purchased under agreement to resell and other short-term investment securities	358,664	239,301
Investment securities	1,602,574	1,692,343
Loans, net of unearned income	4,151,730	3,482,402
Allowance for loan losses	(47,293)	(42,747)

Net loans	4,104,437	3,439,655
Premises and equipment, net of accumulated depreciation and amortization	38,628	37,306
Goodwill	4,092	21,296
Accrued interest receivable and other assets	258,662	258,267

Total assets	$6,692,456	$6,081,452

Liabilities, Minority Interest and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$3,226,859	$3,039,528
Negotiable order of withdrawal (NOW)	35,909	35,983
Money market	941,242	668,794
Time	335,110	313,320
Foreign sweep	72,083	—

Total deposits	4,611,203	4,057,625
Short-term borrowings	90,000	683,537
Other liabilities	199,243	193,296
Long-term debt	875,254	352,465

Total liabilities	5,775,700	5,286,923

Commitments and contingencies

Minority interest in capital of consolidated affiliates	240,102	166,015
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 32,670,557 and 34,401,230 shares outstanding, respectively	33	34
Additional paid-in capital	—	4,873
Retained earnings	682,911	641,528
Accumulated other comprehensive loss	(6,290)	(17,921)

Total stockholders’ equity	676,654	628,514

Total liabilities, minority interest and stockholders’ equity	$6,692,456	$6,081,452

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
(Dollars in thousands, except per share amounts)	2007	2006	2005
Interest income:
Loans	$361,903	$299,001	$219,283
Investment securities:
Taxable	61,303	74,523	83,950
Non-taxable	2,364	3,026	3,695
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	17,816	11,089	9,531

Total interest income	443,386	387,639	316,459

Interest expense:
Deposits	13,285	8,905	10,933
Borrowings	49,168	26,277	6,233

Total interest expense	62,453	35,182	17,166

Net interest income	380,933	352,457	299,293
Provision for loan losses	16,836	9,877	237

Net interest income after provision for loan losses	364,097	342,580	299,056

Noninterest income:
Client investment fees	51,794	44,345	33,255
Gains on investment securities, net	46,724	2,551	4,307
Foreign exchange fees	25,750	21,045	17,906
Gains on derivative instruments, net	23,935	17,949	6,750
Deposit service charges	15,554	10,159	9,805
Corporate finance fees	14,199	11,649	22,063
Letter of credit and standby letter of credit income	11,115	9,943	10,007
Other	32,313	23,565	13,402

Total noninterest income	221,384	141,206	117,495

Noninterest expense:
Compensation and benefits	213,892	188,588	163,590
Professional services	32,905	40,791	28,729
Net occupancy	20,829	17,369	16,210
Premises and equipment	19,756	15,311	12,824
Impairment of goodwill	17,204	18,434	—
Business development and travel	12,263	12,760	10,647
Correspondent bank fees	5,713	5,647	5,530
Telephone	5,404	4,081	3,703
Data processing services	3,841	4,239	4,105
(Reduction of) provision for unfunded credit commitments	(1,207)	(2,461)	927
Other	15,869	17,744	13,595

Total noninterest expense	346,469	322,503	259,860

Income before minority interest in net income of consolidated affiliates and income tax expense	239,012	161,283	156,691
Minority interest in net income of consolidated affiliates	(28,596)	(6,308)	(3,396)

Income before income tax expense	210,416	154,975	153,295
Income tax expense	86,778	65,782	60,758

Net income before cumulative effect of change in accounting principle	123,638	89,193	92,537
Cumulative effect of change in accounting principle, net of tax (1)	—	192	—

Net income	$123,638	$89,385	$92,537

Earnings per common share—basic, before cumulative effect of change in accounting principle	$3.64	$2.57	$2.64
Earnings per common share—diluted, before cumulative effect of change in accounting principle	$3.37	$2.37	$2.40
Earnings per common share—basic	$3.64	$2.58	$2.64
Earnings per common share—diluted	$3.37	$2.38	$2.40

(1)	Represents the cumulative effect of change in accounting principle, net of taxes, on previously recognized share-based compensation for the effect of adopting Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Net income	$123,638	$89,385	$92,537
Other comprehensive income (loss), net of tax:
Cumulative translation gains (losses):
Foreign currency translation gains (losses)	324	462	(168)
Related tax effect	(129)	(191)	70
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses)	19,321	7,028	(35,270)
Related tax effect	(8,283)	(2,331)	14,236
Reclassification adjustment for gains (losses) included in net income	678	(3,061)	(2,135)
Related tax effect	(280)	1,266	886

Other comprehensive gains (losses), net of tax	11,631	3,173	(22,381)

Comprehensive income	$135,269	$92,558	$70,156

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income
(Dollars in thousands)	Shares	Amount					Total
Year ended December 31, 2004	35,970,095	$36	$45,226	$499,911	$(4,512)	$1,287	$541,948

Common stock issued under employee benefit plans, net of restricted stock cancellations	883,385	1	25,851	—	(7,226)	—	18,626
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	9,811	—	—	—	9,811
Net income	—	—	—	92,537	—	—	92,537
Amortization of unearned compensation	—	—	—	—	5,946	—	5,946
Net change in unrealized gains (losses) on available-for-sale investment securities	—	—	—	—	—	(22,283)	(22,283)
Translation adjustments	—	—	—	—	—	(98)	(98)
Common stock repurchases	(1,688,800)	(2)	(72,926)	(4,735)	—	—	(77,663)
Other-net	—	—	477	—	—	—	477

Year ended December 31, 2005	35,164,680	$35	$8,439	$587,713	$(5,792)	$(21,094)	$569,301

Common stock issued under employee benefit plans, net of restricted stock cancellations	1,380,965	1	33,871	—	—	—	33,872
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	15,127	—	—	—	15,127
Net income	—	—	—	89,385	—	—	89,385
Amortization of unearned compensation	—	—	(5,792)	—	5,792	—	—
Net change in unrealized gains (losses) on available-for-sale investment securities	—	—	—	—	—	2,902	2,902
Translation adjustments	—	—	—	—	—	271	271
Common stock repurchases	(2,144,415)	(2)	(69,646)	(34,111)	—	—	(103,759)
Stock-based compensation expense under SFAS 123(R)	—	—	21,340	—	—	—	21,340
Other-net	—	—	1,534	(1,459)	—	—	75

Year ended December 31, 2006	34,401,230	$34	$4,873	$641,528	$—	$(17,921)	$628,514

Common stock issued under employee benefit plans, net of restricted stock cancellations	1,184,374	1	31,211	—	—	—	31,212
Income tax benefit from stock options exercised and vesting of restricted stock	—	—	12,251	—	—	—	12,251
Net income	—	—	—	123,638	—	—	123,638
Net change in unrealized gains (losses) on available-for-sale investment securities	—	—	—	—	—	11,436	11,436
Translation adjustments	—	—	—	—	—	195	195
Common stock repurchases	(2,915,047)	(2)	(64,302)	(82,450)	—	—	(146,754)
Stock-based compensation expense under SFAS 123(R)	—	—	15,476	—	—	—	15,476
Other-net	—	—	491	195	—	—	686

Year ended December 31, 2007	32,670,557	$33	$—	$682,911	$—	$(6,290)	$676,654

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$123,638	$89,385	$92,537
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	17,204	18,434	—
Provision for loan losses	16,836	9,877	237
(Reduction of) provision for unfunded credit commitments	(1,207)	(2,462)	927
Changes in fair values of derivatives, net	(13,801)	(10,457)	(3,332)
Gains on investment securities, net	(46,724)	(2,551)	(4,307)
Depreciation and amortization	19,450	17,566	8,236
Minority interest in net income of consolidated affiliates	28,596	6,308	3,396
Tax benefit of original issue discount	3,395	3,196	3,031
Tax benefit (provision) of share-based compensation and other	1,672	(103)	6,780
Amortization of share-based compensation	15,131	21,340	7,873
Amortization of deferred warrant-related loan fees	(7,553)	(7,109)	(6,123)
Deferred income tax benefit	(12,973)	(5,236)	(990)
Loss on sale of and valuation adjustments to other real estate owned property	1,524	—	—
Changes in other assets and liabilities:
Accrued interest receivable	420	(1,736)	(9,693)
Accounts receivable	(210)	218	7,605
Income tax receivable, net	3,901	(5,540)	1,993
Accrued retention, incentive plans and other compensation benefits payable	18,170	(1,826)	1,636
Foreign exchange spot contract assets	10,663	—	—
Other, net	(3,252)	(1,595)	3,822

Net cash provided by operating activities	174,880	127,709	113,628

Cash flows from investing activities:
Purchases of available-for-sale securities	(77,764)	(30,107)	(448,352)
Proceeds from sales of available-for-sale securities	10,280	119,200	11,860
Proceeds from maturities and pay downs of available-for-sale securities	290,411	314,642	481,573
Purchases of nonmarketable securities (cost and equity method accounting)	(28,432)	(40,304)	(14,500)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	17,394	20,076	5,766
Proceeds from nonmarketable securities (cost and equity method accounting)	11,945	23,398	13,831
Purchases of nonmarketable securities (investment fair value accounting)	(81,852)	(58,758)	(71,462)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	32,971	12,830	9,674
Net increase in loans	(688,918)	(646,005)	(549,379)
Proceeds from recoveries of charged-off loans	7,088	10,150	11,351
Proceeds from sale of other real estate owned	4,618	—	—
Payment for acquisition of intangibles, net of cash acquired	(395)	(3,994)	—
Purchases of premises and equipment	(12,852)	(20,697)	(18,255)

Net cash used for investing activities	(515,506)	(299,569)	(567,893)

Cash flows from financing activities:
Net increase (decrease) in deposits	553,578	(195,105)	33,216
Proceeds from the issuance of senior and subordinated notes, net	495,030	—	—
Proceeds from issuance of other long-term debt	—	150,000	—
(Decrease) increase in short-term borrowings	(593,537)	404,062	269,655
Decrease in long-term debt	(100)	(104)	(64)
Capital contributions from minority interest participants, net of distributions	45,491	41,347	45,375
Tax benefit of share-based compensation	7,184	12,034	—
Proceeds from issuance of common stock	31,212	33,872	18,626
Repurchases of common stock	(146,754)	(103,759)	(77,663)

Net cash provided by financing activities	392,104	342,347	289,145

Net increase (decrease) in cash and cash equivalents	51,478	170,487	(165,120)
Cash and cash equivalents at beginning of year	632,585	462,098	627,218

Cash and cash equivalents at end of year	$684,063	$632,585	$462,098

Supplemental disclosures:
Cash paid during the period for:
Interest paid	$61,565	$32,554	$17,036
Income taxes paid	$83,669	$61,330	$49,984
Noncash items during the period:
Additions to other real estate owned	$2,373	$—	$6,255
Expense associated to loans issued under the Employee Home Ownership Program	$529	$393	$477
Unrealized gains (losses) on available-for-sale securities	$11,038	$4,697	$(21,034)
Net change in fair value of interest rate swaps	$20,951	$$1,890	$—

See accompanying notes to the consolidated financial statements.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business

Nature of Business

SVB Financial Group (“SVB Financial” or the “Parent”) is a diversified financial services company, as well as a bank holding company and financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to support our clients throughout their life cycles. In this Annual Report on Form 10-K, when we refer to “SVB Financial Group,” the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”). When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group.

We offer commercial banking products and services through our principal subsidiary, the Bank, which is a California-chartered bank founded in 1983 and a member of the Federal Reserve System. Through its subsidiaries, the Bank also offers brokerage, investment advisory and asset management services. We also offer non-banking financial products and services, such as funds management, private equity investment and equity valuation services, through our other subsidiaries and divisions.

We primarily focus on serving corporate clients in the following niches: technology, life sciences, private equity and premium wine. Our corporate clients range in size and stage of maturity, from “emerging growth” companies to more “mature” or “later-stage” companies. Our emerging growth clients tend to be privately held and funded by venture capital, may have generally fewer employees, be primarily engaged in research and development, market relatively few products or services and/or have little or no revenue. Our more mature or later-stage companies tend to be more established and may be publicly traded. Additionally, we focus on cultivating strong relationships with firms within the venture capital and private equity community worldwide, many of which are also our clients and may invest in our corporate clients.

We are headquartered in Santa Clara, California, and operate through 27 offices in the United States and five internationally in China, India, Israel and the United Kingdom.

For reporting purposes, SVB Financial Group has four operating segments in which we report our financial information in this report: Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. Financial information and results of operations for our operating segments are set forth in Note 23 (Segment Reporting) in this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segment Results” under Part II, Item 7 of this report.

Our Commercial Banking segment is comprised of the commercial banking and financial products and services of the Bank and its subsidiaries, through which we offer lending, deposit, cash management, global trade, brokerage and investment advisory products and services to our commercial clients, including private equity firms. Our SVB Capital segment consists of our private equity division which focuses primarily on funds management. Funds managed or sponsored by SVB Capital invest in portfolio companies and other funds. Our SVB Alliant segment is comprised of our investment banking division. We reached a decision in July 2007 to cease operations at SVB Alliant. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. Accordingly, we have classified the results of operations of SVB Alliant as continuing operations in the accompanying Consolidated Statement of Income for the year ended December 31, 2007 and also continued to report financial information relating to SVB Alliant as a separate operating segment for 2007. As of the date of this report, all such client transactions have been completed. Other

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than the completion of wind-down activities, we expect to cease operations by the end of the first quarter of 2008. Finally, our Other Business Services segment is comprised of all other businesses, such as SVB Private Client Services (private banking), SVB Global (global banking and related products), SVB Analytics (equity valuation and management) and SVB Wine Division (commercial banking for premium wine industry clients).

2.	Summary of Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the valuation of non-marketable securities, the adequacy of the allowance for loan losses, valuation of equity warrant assets, valuation of goodwill, the recognition and measurement of income tax assets and liabilities, and the adequacy of the reserve for unfunded credit commitments.

Principles of Consolidation and Presentation

Our consolidated financial statements include the accounts of SVB Financial Group and our majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

We are variable interest holders in certain partnerships for which we are the primary beneficiary as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 (revised 2003), Consolidation of Variable Interest Entities (“FIN 46R”). The following provides a summary of the VIEs in which we have a significant variable interest, and discusses the accounting changes that resulted from the adoption of FIN 46R.

We have a significant variable limited partnership interest in the Gold Hill Venture Lending Partners 03, LLC (“GHLLC”), which is the general partner of Gold Hill Venture Lending 03, LP, a venture debt fund, and certain affiliated funds (the “Gold Hill Funds”). GHLLC was formed in 2000 and was consolidated as a wholly-owned subsidiary until it admitted additional members in the third quarter of 2004, which caused GHLLC to meet the FIN 46R definition of a VIE, since we have disproportionately few voting rights and substantially all of GHLLC’s activities involve or are conducted on our behalf. Because we are the primary beneficiary of the entity, we continued to consolidate GHLLC, subsequent to the admission of additional members, as a VIE under FIN 46R which requires us to eliminate intercompany balances and to attribute transactions to the primary beneficiary (and not to noncontrolling interests) in the consolidated financial statements. Creditors of the entity do not have recourse against us, and our exposure to loss as a result of involvement with GHLLC at December 31, 2007 was limited to $17.1 million of net equity investment in the entity and $2.1 million of commitments for future investments. The Gold Hill Funds do not meet the FIN 46R definition of a VIE.

SVB Financial owns 100% of the common stock of SVB Capital II, an entity formed in October 2003 to issue trust preferred securities. SVB Financial has provided a full and unconditional guarantee of the trust preferred securities and SVB Capital II has no operating history or independent operations and is not engaged in and does not propose to engage in any other activity. SVB Capital II meets the FIN 46R definition of a VIE, but we are not the primary beneficiary in this entity because, as a result of our investment being funded by SVB

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capital II, the investment is not considered to be at risk. As such, SVB Capital II was not consolidated into our financial statements at December 31, 2007 or December 31, 2006. The junior subordinated debentures held by SVB Financial ($52.5 million and $51.4 million at December 31, 2007 and 2006, respectively) are included in our long-term debt. (See Note 12 (Short-Term Borrowings and Long-Term Debt)). We are not exposed to loss related to SVB Capital II. The Federal Reserve Board announced in July 2003 that qualifying trust preferred securities will continue to be treated as Tier 1 capital until notice is given to the contrary.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash balances due from banks, interest-earning deposits, federal funds sold, securities purchased under agreement to resell and other short-term investment securities. For the consolidated statements of cash flows, we consider cash equivalents to be investments that are readily convertible to known amounts of cash, so near to their maturity that they present an insignificant risk of change in fair value due to changes in market interest rates, and purchased in conjunction with our cash management activities.

Investment Securities

Marketable Securities

Our marketable securities consist of available-for-sale debt and equity securities that we carry at fair value. Unrealized gains and losses on available-for-sale securities, net of applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity, until realized.

We consider a number of factors in determining other-than-temporary impairment. An indicator of impairment for both marketable equity and debt securities is a non-recoverable decline in market price below the amount recorded for that investment. We also consider the following factors:

•	Our investment horizon;
•	The length of time and the extent to which market value has been less than cost;
•	The reasons for the decline in market price, whether industry-wide or issuer-specific;
•	Changes in the regulatory, economic or technological environment of the issuer’s industry;
•	Changes in the general market condition of either the geographic area or the issuer’s industry;
•	The issuer’s financial condition, capital strength and near-term prospects, as well as its ability to make timely future payments; and
•	Any changes in credit ratings and any potential actions.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Non-Marketable Securities

Non-marketable securities include private equity securities that are not publicly traded and securities acquired for various purposes, such as to meet regulatory requirements (for example, Federal Reserve Bank and Federal Home Loan Bank stock). Our accounting for investments in non-marketable securities depends on several factors, including the level of ownership/control and the legal structure of its subsidiary making the investment. As further described below, we base our accounting for such securities on: (i) investment company fair value accounting, (ii) equity method accounting, or (iii) cost method accounting.

Investment Company Fair Value

Our non-marketable securities recorded pursuant to investment company fair value accounting consist of our investments in the following funds:

•	Funds of funds, SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, and SVB Strategic Investors Fund III, LP, which make investments in private equity funds;
•	Co-investment funds, Silicon Valley BancVentures, LP, SVB Capital Partners II, LP, and SVB India Capital Partners I, LP, which make equity investments in privately held companies; and
•	A special situation debt fund, Partners for Growth, LP, which provides financing to companies in the form of structured loans and equity investments.

A summary of our ownership interests in the investments held under investment company fair value accounting is presented in the following table:

Company Ownership in Limited Partnership	Company Ownership
SVB Strategic Investors Fund, LP (1)	12.6%
SVB Strategic Investors Fund II, LP (1)	8.6
SVB Strategic Investors Fund III, LP (1)	5.9
Silicon Valley BancVentures, LP (2)	10.7
SVB Capital Partners II, LP (2)	5.1
SVB India Capital Partners I, LP (2)	13.9
Partners for Growth, LP (3)	50.0%

Note—Entity’s results of operations and financial condition are included in the consolidated financial statements of SVB Financial Group net of minority interest.

(1)

The general partner of SVB Strategic Investors Fund, LP (“SIF I”), SVB Strategic Investors, LLC, is owned and controlled by SVB Financial and has an ownership interest of 12.6% in SIF I. The general partner of SVB Strategic Investors Fund II, LP (“SIF II”), SVB Strategic Investors II, LLC, is owned and controlled by SVB Financial and has an ownership interest of 8.6% in SIF II. The general partner of SVB Strategic Investors Fund III, LP (“SIF III”), SVB Strategic Investors III, LLC, is owned and controlled by SVB Financial and has an ownership interest of 5.9% in SIF III. The limited partners of these funds do not have

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantive participating or kick-out rights. Therefore, SIF I, II, and III are consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

(2)	The general partner of Silicon Valley BancVentures, LP (“SVBV”), Silicon Valley BancVentures, Inc., is owned and controlled by SVB Financial and has an ownership interest of 10.7% in SVBV. The general partner of SVB Capital Partners II, LP (“SCPII”), SVB Capital II, LLC, is owned and controlled by SVB Financial and has an ownership interest of 0.2% in SCPII. As of December 31, 2007, SVB Strategic Investors Fund II, LP has a 43.7% ownership in SVB Capital Partners II, LP. The general partner of SVB India Capital Partners I, LP (“SICP”), SVB India Management I, LLC, is owned and controlled by SVB Financial and has an ownership interest of 13.9% in SICP. The limited partners of these funds do not have substantive participating or kick-out rights. Therefore, SVBV, SCPII and SICP are consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.
(3)	The general partner of Partners for Growth, LP, Partners for Growth, LLC, is not owned or controlled by SVB Financial. The limited partners of this fund have substantive kick-out rights by which the general partner may be removed without cause by simple majority vote of the limited partners. SVB Financial has an ownership interest of slightly more than 50.0% in Partners for Growth, LP. Accordingly, the fund is consolidated and any gains or losses resulting from changes in the estimated fair value of the investments are recorded as investment gains or losses in our consolidated net income.

Under investment company accounting, investments are carried at estimated fair value based on financial information obtained as the general partner of the fund or obtained from the funds’ respective general partner. For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. For our fund investments, we utilize the most recent available financial information available from the investee general partner, for example September 30th, for our December 31st consolidated financial statements, adjusted for any contributions paid or distributions received from the investment during the fourth quarter. Gains or losses resulting from changes in the estimated fair value of the investments and from distributions received are recorded as investment gains or losses in our consolidated net income. The portion of any investment gains or losses attributable to the limited partners is reflected as minority interest in net income (loss) of consolidated affiliates and adjusts SVB Financial’s net income to reflect its percentage ownership.

Equity Method

Our equity method non-marketable securities consist of two sponsored debt funds and several qualified affordable housing tax credit funds. Our equity method non-marketable securities and related accounting policies are described as follows:

•

In accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, equity securities, such as preferred or common stock in privately-held companies in which we hold an ownership interest of at least 20% but less than 50% voting interest or in which we have the ability to exercise significant influence over the investees’ operating and financial policies, are accounted for under the equity method.

•

In accordance with the provisions of Emerging Issue Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments (“EITF Topic D-46”), investments in limited partnerships in which we own more than 5%, but less than 50% or in which we have the ability to exercise significant influence over the partnerships’ operating and financial policies are accounted for using the equity method.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our sponsored debt funds are in Gold Hill Venture Lending 03, LP and Partners for Growth II, LP, both of which provide financing to privately-held companies in the form of loans and equity investments. SVB Financial has direct and indirect interests totaling 9.3% in Gold Hill Venture Lending 03, LP. SVB Financial Group has a direct interest totaling 24.2% in Partners for Growth II, LP. Our total interests in Gold Hill Venture Lending 03, LP and Partners for Growth II, LP exceed the 3% to 5% ownership interest threshold established by EITF Topic D-46 for cost method accounting. Accordingly, these limited partnership investments are accounted for under the equity method. We recognize our proportionate share of the results of operations of this equity method investee in our results of operations, based on the most current financial information available from the investee.

We invest in several qualified affordable housing projects, which provide us benefits in the form of tax credits. Under EITF 94-1, Accounting for Tax Benefits Resulting From Investments in Affordable Housing Projects, we account for such investments under the equity method in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9, Accounting for Investments in Real Estate Ventures.

We review our investments accounted for under the equity method at least quarterly for possible other than temporary impairment. Our review typically includes an analysis of facts and circumstances for each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. We reduce our investment value when we consider declines in value to be other than temporary. We recognize the estimated loss as a loss on investment securities, a component of noninterest income.

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

•

In accordance with the provisions of EITF Topic D-46, investments in limited partnerships in which we hold an ownership interest of less than 5% and in which we do not have the ability to exercise significant influence over the partnerships’ operating and financial policies, are accounted for under the cost method. These non-marketable securities include investments in private equity funds.

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

We review our investments accounted for under the cost method at least quarterly for possible other than temporary impairment. Our review typically includes an analysis of facts and circumstances of each investment, the expectations of the investment’s future cash flows and capital needs, variability of its business and the company’s exit strategy. We reduce the investment value when we consider declines in value to be other than temporary. We recognize the estimated loss as a loss on investment securities, a component of noninterest income.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense to provide for credit risk. Our allowance for loan losses is established for estimated loan losses that are probable but not yet realized. The process of estimating loan losses is imprecise. The evaluation process we use to estimate the required allowance for loan losses is described below.

We maintain a systematic process for the evaluation of individual loans and pools of loans for inherent risk of loan losses. On a quarterly basis, each loan in our portfolio is assigned a credit risk rating and client niche. Credit risk-ratings are assigned on a scale of 1 to 10, with 1 representing loans with a low risk of nonpayment, 9 representing loans with the highest risk of nonpayment, and 10 representing loans which have been charged-off. This credit risk-rating evaluation process includes, but is not limited to, consideration of such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. Our policies require a committee of senior management to review, at least quarterly, credit relationships that exceed specific dollar values. Our review process evaluates the appropriateness of the credit risk rating and allocation of the allowance for loan losses, as well as other account management functions. The allowance for loan losses is based on a formula allocation for similarly risk-rated loans by client industry sector and individually for impaired loans as determined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”), and SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”).

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other Real Estate Owned

Loans secured by real estate are transferred to Other Real Estate Owned (“OREO”) at the time of foreclosure. OREO is carried on our balance sheet at the lower of the recorded investment in the loan or the fair value of the property foreclosed upon less estimated costs of disposal. Upon transfer of a loan to OREO, an appraisal is obtained and any excess of the loan balance over the fair value of the property less estimated costs of disposal is charged against the allowance for loan losses. Revenues and expenses associated with OREO, and subsequent adjustments to the fair value of the property and to the estimated costs of disposal, are realized and reported as a component of noninterest expense when incurred. OREO of $1.9 million and $5.7 million at December 31, 2007 and 2006, respectively, is included in other assets.

Reserve for Unfunded Credit Commitments

We record a liability for probable and estimable losses associated with our unfunded credit commitment being funded and subsequently being charged off. Each quarter, every unfunded client credit commitment is allocated to a credit risk-rating category in accordance with each client’s credit risk rating. We use the historical loan loss factors described under our allowance for loan losses to calculate the possible loan loss experience if unfunded credit commitments are funded. Separately, we use historical trends to calculate a probability of an unfunded credit commitment being funded. We apply the loan funding probability factor to risk-factor adjusted unfunded credit commitments by credit risk-rating to derive the reserve for unfunded credit commitments. The reserve for unfunded credit commitments also includes certain macro allocations as deemed appropriate by our management. We reflect the reserve for unfunded credit commitments in other liabilities.

Nonaccrual Loans

SFAS No. 114 and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures-an amendment of FASB Statement No. 114, require us to measure the impairment of a loan based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, we may measure impairment based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is considered impaired when, based upon currently known information, it is deemed probable that we will be unable to collect all amounts due according to the contractual terms of the agreement.

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Generally, a loan will be returned to accrual status when all delinquent principal and interest become current in accordance with the terms of the loan agreement and full collection of the principal and interest appears probable.

If it is determined that the value of an impaired loan is less than recorded investment in the loan, net of previous charge-offs and payments collected, we recognize impairment through the allowance for loan losses as determined by a SFAS No. 114 analysis.

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

Premises and Equipment

Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the terms of the related leases, whichever is shorter. The maximum estimated useful lives by asset classification are as follows:

Leasehold improvements	Lesser of lease term or asset life
Furniture and equipment	3 years
Computer software	3-5 years
Computer hardware	3 years

We capitalize the costs of computer software developed or obtained for internal use in accordance with the provisions of SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Capitalized computer software costs consist of developed software, purchased software licenses and certain implementation costs.

For property and equipment that is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in noninterest expense in consolidated net income. We had no capitalized lease obligations at December 31, 2007 and 2006.

Lease Obligations

We lease all of our properties. It is our policy to evaluate and record leases in accordance with the provisions of SFAS No. 13, Accounting for Leases, (“SFAS No. 13”) and Financial Accounting Standards Board Technical Bulletin No. 88-1, Issues Related to Accounting for Leases, (“FTB No. 88-1”).

At the inception of the lease, each property is evaluated under SFAS No. 13 to determine whether the lease will be accounted for as an operating or capital lease. We do not have any capital leases. For leases that contain rent escalations or landlord incentives, we record the total rent payable during the lease term, as determined above, using the straight-line method over the term of the lease and record the difference between the minimum rents paid and the straight-line rent as lease obligations in accordance with FTB No. 88-1.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill, which arises when the purchase price exceeds the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired.

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

Letter of Credit and Standby Letters of Credit Fee Income

Fees generated from letters of credit and standby letters of credit are deferred as a component of other liabilities and recognized in noninterest income over the commitment period using the straight-line method, based on the likelihood that the commitment being drawn down will be remote.

Client Investment Fees

Client investment fees earned (excluding Rule 12(b)-1 fees) as well as related expenses from customer transactions on investment products are recorded on a settlement-date basis, which is not materially different than trade-date basis. Rule 12(b)-1 fees are earned and recognized over the period client funds are invested. Transactional base fees are earned and recognized on fixed income and equity securities when the transaction is executed on the clients’ behalf.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange Fees

Foreign exchange fees represent the income differential between purchases and sales of foreign currency on behalf of our clients.

Other Fee Income

Credit card fees and deposit service charge fee income are recognized as earned on a monthly basis.

Other Service Revenue

Other service revenue primarily includes revenue from valuation services and equity ownership data management services. We recognize other service revenues in accordance with SAB No. 104. We recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) we have performed the service, provided we have no other remaining obligations to the customer, (iii) the fee is fixed or determinable and, (iv) collectibility is probable.

Fund Management Fees

Fund management fees are comprised of fees charged directly to our managed funds of funds and co-investment funds. Fund management fees are based upon the contractual terms of the limited partnership agreements and are recognized as earned over the specified contract period, which is generally equal to the life of the individual fund. Annual management fees earned from our managed funds generally range from 0.8% to 2.5% of committed capital during the fund investment period.

Carried interest is comprised of preferential allocations of profits recognizable when the return on assets of one of our managed funds of funds and co-investment funds exceeds certain performance targets. Carried interest is accrued quarterly based on measuring fund performance to date versus the performance target.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Our federal, state and foreign income tax provisions are based upon taxes payable for the current year as well as current year changes in deferred taxes related to temporary differences between the tax basis and financial statement balances of assets and liabilities. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. We file a consolidated federal income tax return, and consolidated, combined, or separate state income tax returns as appropriate. Our foreign incorporated subsidiaries file tax returns in the applicable foreign jurisdictions.

Share-Based Compensation

Prior to January 1, 2006, we accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and SFAS No. 123, Accounting for Stock-Based

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. Under the intrinsic value method, stock options granted with exercise prices equal to the grant date fair value of our stock have no intrinsic value and therefore no expense was actually recorded for these options under APB No. 25. For pro forma disclosure only, we measured the fair value of our stock options using the Black-Scholes option-pricing model and expensed the value over the corresponding service period using the straight-line amortization approach. Equity-based awards for which stock-based compensation expense was actually recorded were generally grants of restricted stock awards and restricted stock units which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of our common stock. Such value was then recognized as an expense over the corresponding service period using an accelerated amortization approach in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective transition method. Accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). Under SFAS No. 123(R), stock-based awards that were granted prior to January 1, 2006 are being expensed over the remaining portion of their vesting period under the same amortization method and, for stock options, using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS No. 123. Under SFAS No. 123(R), the fair value of stock options are being measured using the Black-Scholes option-pricing model while the fair value for restricted stock awards and restricted stock units are based on the quoted price of our common stock on the date of grant. For all stock-based awards granted on or after January 1, 2006, stock-based compensation expense is being amortized on a straight-line basis over the requisite service period. SFAS No. 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital.

Earnings Per Share

We calculate earnings per common share in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS No. 128”). SFAS No. 128 requires the presentation of basic earnings per share and diluted earnings per share for companies with potential common shares, such as warrants and stock options. Accordingly, basic earnings (loss) per common share is computed using the weighted-average number of common stock shares outstanding during the period. Diluted earnings (loss) per common share is computed using the weighted-average number of common stock shares and potential common shares outstanding during the period. Potential common shares consist of contingently convertible debt (using the “treasury stock” method), stock options and warrants. Common stock equivalent shares are excluded from the computation if the effect is antidilutive. The dilutive effect of our contingently convertible debt is included in earnings per share in accordance with the provisions of EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share (“EITF 04-8”).

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accounting for changes in fair value of a derivative depends on whether the derivative instrument is designated and qualifies as part of a hedging relationship and, if so, the nature of the hedging activity.

We define other derivatives as derivatives that do not qualify for hedge accounting treatment as defined by SFAS No. 133, or derivatives that have not been designated in a hedging relationship. Changes in the fair value of other derivatives that do not qualify for hedge treatment or are not designated in a hedging relationship are recognized through earnings.

Fair Value Hedges

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the hedging instrument should offset the loss or gain on the hedged item attributable to the hedged risk. Any difference that does arise would be the result of hedge ineffectiveness, which is recognized through earnings. If the derivative instrument meets the qualification for the short-cut treatment, as defined by SFAS No. 133, the period end gross positive fair value is recorded in other assets or gross negative fair values is recorded in other liabilities and an offsetting amount is recorded to the asset or liability being hedged (see Note 14 (Derivative Financial Instruments)).

Equity Warrant Assets

Equity warrant assets for shares of private and public companies are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income. We received equity warrant assets from our clients as compensation for services provided. We hold these assets for prospective investment gains. We do not use them to hedge any economic risks nor do we use other derivative instruments to hedge economic risks stemming from equity warrant assets.

We account for equity warrant assets with net settlement terms in certain private and public client companies as derivatives. In general, equity warrant assets entitle us to buy a specific number of shares of stock at a specific price within a specific time period. Certain equity warrant assets contain contingent provisions, which adjust the underlying number of shares or purchase price upon the occurrence of certain future events. Our warrant agreements contain net share settlement provisions, which permit us to receive at exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). Because we can net settle our warrant agreements, our equity warrant assets qualify as derivative instruments in accordance with the provisions of SFAS No. 133.

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

Any changes in fair value from the grant date fair value of equity warrant assets will be recognized as increases or decreases to other assets on our balance sheet and as net gains or losses on derivative investments, in noninterest income, a component of consolidated net income. When a portfolio company completes an initial

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

public offering (“IPO”) on a publicly reported market or is acquired, we may exercise these equity warrant assets for shares or cash.

In the event of an exercise for shares, the basis or value in the equity securities is reclassified from other assets to investment securities on the balance sheet on the latter of the exercise date or corporate action date. The equity securities are classified as available-for-sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). In accordance with the provisions of SFAS No. 115, changes in fair value of securities designated as available-for-sale, after applicable taxes, are reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

The fair value of the equity warrant assets portfolio is reviewed quarterly. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates the following material assumptions:

•	Underlying asset value was estimated based on information available, including any information regarding subsequent rounds of funding.
•

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, was based on guideline publicly traded companies within indices similar in nature to the underlying client companies issuing the warrant. A total of six such indices were used. The volatility assumption was based on the median volatility for an individual public company within an index for the past 16 quarters, from which an average volatility was derived. The weighted average quarterly median volatility assumption used for the warrant valuation at December 31, 2007 was 39.7%, compared to 42.1% at December 31, 2006.

•

Actual data on cancellations and exercises of our warrants was utilized as the basis for determining the expected remaining life of the warrants in each financial reporting period. Warrants may be exercised in the event of acquisitions, mergers or IPOs, and cancelled due to events such as bankruptcies, restructuring activities or additional financings. These events cause the expected remaining life assumption to be shorter than the contractual term of the warrants. This assumption reduced the reported value of the warrant portfolio by $11.8 million at December 31, 2007, compared to a reduction of $12.4 million at December 31, 2006.

•

The risk-free interest rates were derived from the U.S. Treasury yield curve. The risk-free interest rate was calculated based on a weighted average of the risk-free interest rates that correspond closest to the expected remaining life of the warrant. The risk-free interest rate used for the warrant valuation at December 31, 2007 was 3.2%, compared to 4.8% at December 31, 2006.

•

Other adjustments, including a marketability discount, were estimated based on management’s judgment about the general industry environment combined with specific information about the issuing company, when available.

Foreign Exchange Forwards and Foreign Currency Option Contracts

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency, depending upon the clients’ need. We also enter into an opposite-way foreign exchange forward contract or foreign currency option contract with a correspondent bank to economically hedge these contracts, which mitigates the risk of fluctuations in foreign currency exchange rates, for each of the foreign exchange contracts or foreign currency option contracts entered into with our clients. However, settlement, credit, and operational risks remain. We also enter into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange exposure risk related to certain foreign currency denominated loans. These contracts are not designated as

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedging instruments and are recorded at fair value in our consolidated balance sheets. Changes in the fair value of these contracts are recognized immediately in consolidated net income under gains (losses) on derivative instruments, net, a component of noninterest income. Period end gross positive fair values are recorded in other assets and gross negative fair values are recorded in other liabilities.

Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock

We account for non-hedging contracts that are indexed to, and potentially settled in, a company’s own stock in accordance with the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). EITF 00-19 provides for specific treatment of derivative financial instruments indexed to, and potentially settled in, a company’s own stock, depending on the settlement method. The settlement methods are:

•	Physical settlement—the party designated in the contract as the buyer delivers the full stated amount of cash to the seller, and the seller delivers the full stated number of shares to the buyer.
•	Net-share settlement—the party with a loss delivers to the party with a gain, shares with a current fair value equal to the gain.
•	Net-cash settlement—the party with a loss delivers to the party with a gain, a cash payment equal to the gain, and no shares are exchanged.

EITF 00-19 specifies how a derivative financial instrument indexed to, and potentially settled in, a company’s own stock should be recorded as one of permanent equity, temporary equity, an asset or a liability depending on the settlement method. EITF 00-19 also includes provisions governing whether a derivative embedded into a financial instrument indexed to, and potentially settled in, a company’s own stock may be exempt from the provisions of SFAS No. 133. We account for a convertible note hedge entered into concurrent with the issuance of our contingently convertible notes in stockholders’ equity in accordance with the guidance in EITF 00-19.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

The FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) in September 2006 and SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) in February 2007. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain eligible financial assets and liabilities on a contract-by-contract basis. SFAS No. 157 and SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.

SFAS No. 157 requires two distinct transition approaches. For certain types of financial instruments, including: (i) positions in active markets previously measured using blockage factor; (ii) financial instruments initially measured at their transaction price in accordance with the guidance in EITF Issue No. 02-3, Issues

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities; and (iii) hybrid instruments initially measured at their transaction price under the guidance in SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, SFAS No. 157 requires a limited form of retrospective transition. All other changes from the application of SFAS No. 157 will be applied prospectively beginning January 1, 2008. We had no cumulative-effect adjustment to the beginning balance of retained earnings as of January 1, 2008 as a result of the adoption of SFAS No. 157. Additionally, we do not expect any material changes in fair values of assets and liabilities and related valuation methodologies resulting from the adoption of SFAS No. 157.

We did not elect the fair value option for accounting for any of our eligible financial assets or financial liabilities upon the adoption of SFAS No. 159 on January 1, 2008.

In May 2007, the Accounting Standards Executive Committee of the AICPA issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). This new standard provides guidance for determining whether an entity is an “investment company,” as defined, and whether the specialized industry accounting principles for investment companies should be retained in the consolidated financial statements of the parent or of an equity method investor. As originally issued, SOP 07-1 was effective for the year beginning January 1, 2008; however, on February 6, 2008, the FASB decided to indefinitely defer the effective date. We are currently monitoring any changes to the existing guidance.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 141R on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently assessing the impact of SFAS No. 160 on our consolidated financial position and results of operations.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Earnings Per Share (“EPS”)

The following is a reconciliation of basic EPS to diluted EPS:

	Year ended December 31,
(Dollars and shares in thousands, except per share amounts)	2007	2006	2005
Numerator:
Net income	$123,638	$89,385	$92,537

Denominator:
Weighted average common shares outstanding-basic	33,950	34,681	35,115
Weighted average effect of dilutive securities:
Stock options	1,265	1,497	2,101
Restricted stock awards and units	44	116	—
Convertible debt (Note 12 “Short-Term Borrowings and Long-Term Debt”)	1,479	1,321	1,273

Denominator for diluted calculation	36,738	37,615	38,489

Net income per share:
Basic	$3.64	$2.58	$2.64

Diluted	$3.37	$2.38	$2.40

Stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted EPS calculation as their inclusion would have been anti-dilutive. Warrants outstanding under the warrant agreement entered into concurrent with the issuance of our contingently convertible notes were excluded from the diluted calculation for 2007, 2006 and 2005, as their exercise price was higher than the average market price of the common stock and hence their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
(Shares in thousands)	2007	2006	2005
Stock options	729	884	110
Restricted stock awards and units	—	24	24
Warrants (Note 14 “Derivative Financial Instruments”)	4,453	4,455	4,459

Ending balance	5,182	5,363	4,593

In September 2004, the EITF reached final consensus on EITF 04-8. Under this standard, contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted average conversion price from the average market price of the shares related to the contingently convertible debt. We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes in our diluted EPS calculation using the treasury stock method, in accordance with the provisions of EITF No. 90-19, Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion (“EITF 90-19”) and SFAS No. 128.

4.	Share-Based Compensation

Impact of Adopting SFAS No. 123(R)

In 2007 and 2006, we recorded share-based compensation expense of $14.9 million and $21.3 million, respectively, resulting in the recognition of $3.0 million and $4.6 million, respectively in related tax benefits. In

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005, we recognized $7.1 million of stock-based compensation expense under the intrinsic value method of APB No. 25, resulting in the recognition of $2.8 million in related tax benefits. No compensation cost was capitalized in 2007, 2006 and 2005, as such amount was inconsequential.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense was recorded net of estimated forfeitures for 2007 and 2006, such that expense was recorded only for those share-based awards that are expected to vest. Previously under APB No. 25, to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. Upon adoption of SFAS No. 123(R) as of January 1, 2006, we recorded a cumulative adjustment of $0.2 million to account for the expected forfeitures of restricted stock awards and restricted stock units granted prior to January 1, 2006, for which we previously recorded an expense.

Pro forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

The pro forma table below reflects what our net income and basic and diluted earnings per share in 2005 would have been if we had applied the fair value recognition provisions required under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosures. Previously reported amounts have not been restated.

(Dollars in thousands, except per share amounts)	2005
Net income, as reported	$92,537
Add: Stock-based compensation expense, net of tax reported in net income	4,299
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(21,434)

Net income, pro forma	$75,402

Earnings per common share-basic:
As reported	$2.64
Pro forma	$2.15
Earnings per common share-diluted:
As reported	$2.40
Pro forma	$2.00

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock awards and restricted stock units will be counted against the numerical limits of the 2006 Incentive Plan as two shares for every one share. Further, if shares acquired under any such award are forfeited or repurchased by us and would otherwise return to the 2006 Incentive Plan, two times the number of such forfeited or repurchased shares will return to the 2006 Incentive Plan and will again become available for issuance.

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

Employee Stock Purchase Plan

We maintain an employee stock purchase plan (“ESPP”) under which participating employees may annually contribute up to 10% of their gross compensation to purchase shares of our common stock at 85% of its fair market value at either the beginning or end of each six-month offering period, whichever price is less. To be eligible to participate in the ESPP, an employee must, among other requirements, be employed by the Company on the date of offering and be employed customarily for at least 20 hours per week and at least five months per calendar year. We issued 113,160 shares under the ESPP in 2007. At December 31, 2007, a total of 757,825 shares of our common stock were still available for future issuance under the ESPP. The next purchase will be on June 30, 2008 at the end of the current six-month offering period. Effective January 1, 2006, we began recognizing compensation expense associated with the ESPP in accordance with SFAS No. 123(R).

Unrecognized Compensation Expense

As of December 31, 2007, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period-in Years
Stock options	$8,407	1.19
Restricted stock awards and units	11,996	1.95

Total unrecognized share-based compensation expense	$20,403

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions

The fair values of share-based awards for employee stock options and employee stock purchases made under our ESPP were estimated using the Black-Scholes option pricing model. The fair values of restricted stock awards and restricted stock units were based on our closing stock price on the date of grant. The following weighted-average assumptions and fair values were used:

	2007	2006	2005
Equity Incentive Plan Awards
Weighted average expected term of options in years	5.3	5.3	5.1
Weighted average expected volatility of the Company’s underlying common stock	25.6%	29.4%	37.1%
Risk-free interest rate	4.60%	4.77%	4.05%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value-stock options	$16.27	$18.43	$17.61
Weighted-average grant date fair value-restricted stock awards and restricted stock units	$50.15	$50.84	$45.12

ESPP
Expected term in years	0.5	0.5	0.5
Expected volatility of the Company’s underlying common stock	16.2%	21.3%	22.7%
Risk-free interest rate	5.03%	4.76%	2.94%
Expected dividend yield	—%	—%	—%
Weighted-average fair value	$10.19	$10.07	$10.08

The expected term is based on the implied term of the stock options using a lattice option-pricing model with early exercise factors based on historic employee exercise behavior. The expected volatilities are based on a blended rate consisting of equal measures of our historic volatility and our expected volatility over a five-year term which is an indicator of expected volatility and future stock price trends. For 2007, 2006 and 2005, expected volatilities for ESPP were equal to the historical volatility for the previous six-month periods. The expected risk-free interest rates were based on the yields of U.S. Treasury Securities, as reported by the Federal Reserve Bank of New York, with maturities equal to the expected terms of the employee stock options.

Share-Based Payment Award Activity

The table below provides stock option information related to the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Incentive Plan for the year ended December 31, 2007:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2006	4,673,139	$31.74
Granted	286,896	49.47
Exercised	(1,020,109)	27.44
Forfeited	(164,684)	42.98
Expired	(6,013)	47.80

Outstanding at December 31, 2007	3,769,229	33.74	3.52	$63,456,924

Vested and expected to vest at December 31, 2007	3,669,442	33.35	3.46	63,169,085

Exercisable at December 31, 2007	2,928,816	$30.14	3.09	$59,477,106

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value of outstanding options shown in the table below represents the pretax intrinsic value as of December 31, 2007. This value is based on our closing stock price of $50.40 as of December 31, 2007. The total intrinsic value of options exercised during 2007, 2006 and 2005 were $24.1 million, $36.8 million and $15.8 million, respectively. The total fair value of option grants that vested during 2007, 2006 and 2005 were $24.4 million, $30.6 million and $37.1 million, respectively. Cash received from stock option exercises during 2007, 2006 and 2005 were $28.0 million, $33.9 million and $15.1 million, respectively. The tax benefit realized from stock options exercised during 2007, 2006 and 2005 were $8.9 million, $11.9 million and $6.8 million, respectively.

The following table summarizes information regarding stock options outstanding as of December 31, 2007:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$8.94-$19.24	412,461	3.36	$15.52	412,461	$15.52
19.85-25.17	539,535	2.40	23.90	539,535	23.90
25.29-26.40	395,787	3.57	26.04	395,787	26.04
26.66-31.29	404,437	3.88	31.01	404,437	31.01
31.40-35.26	389,712	1.14	34.92	387,425	34.92
35.54-36.56	431,160	3.25	35.80	304,521	35.80
36.63-43.49	450,090	3.94	41.91	289,792	41.68
44.50-48.88	388,448	5.30	47.52	104,845	47.26
48.93-53.47	355,499	5.33	52.21	90,013	51.87
53.63-53.63	2,100	6.50	53.63	—	—

$8.94-$53.63	3,769,229	3.52	$33.74	2,928,816	$30.14

We expect to satisfy the exercise of stock options by issuing new shares registered under the 1997 Equity Incentive Plan and the 2006 Incentive Plan, as applicable. All future awards of stock options and restricted stock will be issued from the 2006 Incentive Plan. At December 31, 2007, 3,556,436 shares were available for future issuance under the 2006 Incentive Plan.

The table below provides information for restricted stock awards and restricted stock units under the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Incentive Plan for the year ended December 31, 2007:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2006	215,926	$40.03
Granted	285,169	50.15
Vested	(97,403)	48.59
Forfeited	(27,511)	52.33

Nonvested at December 31, 2007	376,181	$44.58

The total fair value of restricted stock grants that vested during 2007, 2006 and 2005 were $4.7 million, $7.5 million and $3.8 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Reserves on Deposit with the Federal Reserve Bank and Federal Bank Stock

The Bank is required to maintain reserves against customer deposits by keeping balances with the Federal Reserve Bank of San Francisco in a noninterest-bearing cash account. The average required reserve balance totaled $32.0 million in 2007 and $24.9 million in 2006. The cash balances at the Federal Reserve Bank of San Francisco are classified as cash and cash equivalents.

As a member of the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”), we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement. At December 31, 2007 and 2006, we had $17.9 million and $19.1 million, respectively, in FHLB stock, and $9.3 million and $8.7 million, respectively, in FRB stock. FHLB and FRB stock are recorded as a component of other assets.

6.	Securities Purchased under Agreement to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreement to resell and other short-term investment securities at December 31, 2007 and 2006, respectively:

	December 31,
(Dollars in thousands)	2007	2006
Securities purchased under agreement to resell (1)	$62,181	$40,734
Interest-earning deposits	81,553	34,357
Other short-term investment securities	214,930	164,210

Total securities purchased under agreement to resell and other resell and other short-term investment securities	$358,664	$239,301

(1)	Securities purchased under agreement to resell at December 31, 2007 consisted of U.S. Treasury securities and U.S. agency securities. Securities purchased under agreement to resell averaged $79.2 million and $74.2 million in 2007 and 2006, respectively. The maximum amount outstanding at any month-end during 2007 and 2006 was $140.8 million and $144.0 million, respectively.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Investment Securities

The major components of our investment securities portfolio at December 31, 2007 and 2006 are as follows:

	December 31, 2007				December 31, 2006
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value	Amortized Cost	Unrealized Gains	Unrealized Losses	Carrying Value
Available-for-sale securities, at fair value:
U.S. Treasury securities	$19,956	$172	$—	$20,128	$29,761	$7	$(56)	$29,712
U.S. agencies and corporations:
Collateralized mortgage obligations	543,460	751	(7,828)	536,383	644,350	—	(14,673)	629,677
Mortgage-backed securities	395,979	711	(5,712)	390,978	440,522	361	(11,727)	429,156
U.S. agency debentures	159,978	1,542	(440)	161,080	234,984	—	(4,161)	230,823
Commercial mortgage-backed securities	62,016	14	(740)	61,290	71,174	—	(1,799)	69,375
Obligations of states and political subdivisions	81,433	662	(240)	81,855	55,779	674	—	56,453
Marketable equity securities	7,550	725	(884)	7,391	97	160	—	257
Venture capital fund investments	1	—	—	1	2	—	—	2

Total available-for-sale securities	$1,270,373	$4,577	$(15,844)	$1,259,106	$1,476,669	$1,202	$(32,416)	$1,445,455

Non-marketable securities (investment company fair value accounting):
Private equity fund investments (1)				194,862				126,475
Other private equity investments (2)				45,907				32,913
Other investments (3)				14,636				15,394
Non-marketable securities (equity method accounting):
Other investments (4)				21,299				15,710
Low income housing tax credit funds				24,491				22,664
Non-marketable securities (cost method accounting):
Private equity fund investments (5)				35,006				27,771
Other private equity investments				7,267				5,961

Total investment securities				$1,602,574				$1,692,343

(1)	Private equity fund investments (funds of funds) at December 31, 2007 and 2006 include the following investments:

	December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$68,744	12.6%	$65,977	12.6%
SVB Strategic Investors Fund II, LP	81,382	8.6	47,668	8.6
SVB Strategic Investors Fund III, LP	44,736	5.9%	12,830	6.5%

Total private equity fund investments	$194,862		$126,475

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Other private equity investments (co-investment funds) at December 31, 2007 and 2006 include the following investments:

	December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$28,068	10.7%	$29,388	10.7%
SVB Capital Partners II, LP (i)	14,458	5.1	3,525	8.5
SVB India Capital Partners I, LP	3,381	13.9%	—	—%

Total other private equity investments	$45,907		$32,913

(i) At December 31, 2007, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership of SVB Strategic Investors Fund II, LP.

(3)	Other investments within non-marketable securities (investment company fair value accounting) include our ownership in Partners for Growth, LP, a sponsored debt fund. At December 31, 2007 and 2006, we had a majority ownership interest of approximately 50.0% in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(4)	Other investments (sponsored debt funds) within non-marketable securities (equity method accounting) at December 31, 2007 and 2006 include the following investments:

	December 31, 2007		December 31, 2006
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending Partners 03, LLC	$8,161	90.7%	$6,941	90.7%
Gold Hill Venture Lending 03, LP (i)	7,754	9.3	6,565	9.3
Partners for Growth II, LP	5,384	24.2%	2,204	24.2%

Total other investments	$21,299		$15,710

(i)     At December 31, 2007, we had a direct ownership interest of 4.8% in the fund. In addition, at December 31, 2007, we had an indirect ownership interest of 4.5% in Gold Hill Venture Lending 03, LP and its parallel funds through our ownership of Gold Hill Venture Lending Partners 03, LLC.

(5)	Represents investments in 324 and 302 private equity funds at December 31, 2007 and 2006, respectively, where our ownership interest is less than 5%.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer as of December 31, 2007:

	December 31, 2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agencies and corporations:
Collateralized mortgage obligations (1)	$—	$—	$408,238	$(7,828)	$408,238	$(7,828)
Mortgage-backed securities (1)	9,759	(12)	331,300	(5,700)	341,059	(5,712)
U.S. agency debentures (1)	—	—	74,575	(440)	74,575	(440)
Commercial mortgage-backed securities (1)	—	—	51,380	(740)	51,380	(740)
Municipal bonds and notes	24,327	(240)	—	—	24,327	(240)
Marketable equity securities	7,391	(884)	—	—	7,391	(884)

Total temporarily impaired securities	$41,477	$(1,136)	$865,493	$(14,708)	$906,970	$(15,844)

(1)	As of December 31, 2007, we identified a total of 167 investments that were in unrealized loss positions, of which 108 investments totaling $865.5 million with unrealized losses of $14.7 million had fair values less than their adjusted cost for a period of time greater than 12 months. Securities classified as collateralized mortgage obligations totaling $408.2 million with unrealized losses of $7.8 million were originally purchased between May 2002 and August 2005. Securities classified as mortgage-backed securities totaling $331.3 million with unrealized losses of $5.7 million were originally purchased between September 2002 and April 2005. Securities classified as U.S. agency debentures totaling $74.6 million with unrealized losses of $0.4 million were originally purchased between June 2003 and March 2004. Securities classified as commercial mortgage-backed securities totaling $51.4 million with unrealized losses of $0.7 million were originally purchased between April 2005 and July 2005. All investments with unrealized losses for a period of time greater than 12 months are either rated AAA by Moody’s or S&P or are issued by a government sponsored enterprise. The unrealized losses are due solely to increases in market interest rates and as we expect to recover the impairment prior to or at maturity, we deem these impairments to be temporary. We have the intent and ability to hold the securities until the market value recovers or until maturity. Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months or 12 months or longer as of December 31, 2006:

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

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investment Securities—Remaining Contractual Principal Maturities and Yields (Fully Taxable-Equivalent Basis)

The following table summarizes the remaining contractual principal maturities and fully taxable-equivalent yields on investment securities as of December 31, 2007. Interest income on certain obligations of states and political subdivision (non-taxable investments) are presented on a fully taxable-equivalent basis using the federal statutory tax rate of 35%. The weighted-average yield is computed using the amortized cost of available-for-sale securities, which are reported at fair value. Expected remaining maturities of callable U.S. agency securities, mortgage-backed securities, and collateralized mortgage obligations may differ significantly from their contractual maturities because borrowers have the right to prepay obligations with or without penalties. This is most apparent in mortgage-backed securities and collateralized mortgage obligations as contractual maturities are typically 15 to 30 years, whereas expected average lives of these securities are significantly shorter and vary based upon structure. Private equity fund investments, other private equity investments, other investments, and low income housing tax credit funds are included in the table below as maturing after 10 years.

	December 31, 2007
	Total		One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years
(Dollars in thousands)	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield	Carrying Value	Weighted- Average Yield
U.S. Treasury securities	$20,128	4.92%	$20,128	4.92%	$—	—%	$—	—%	$—	—%
U.S. agencies and corporations:
Collateralized mortgage obligations	536,383	4.66	—	—	130	6.38	87,163	4.44	449,090	4.71
Mortgage-backed securities	390,978	4.91	—	—	2,730	6.41	12,308	5.29	375,940	4.89
U.S. agency debentures	161,080	3.86	49,693	3.11	111,387	4.20	—	—	—	—
Commercial mortgage-backed securities	61,290	4.67	—	—	—	—	—	—	61,290	4.67
Obligations of states and political subdivisions	81,855	6.56	20,399	6.49	17,023	7.68	3,332	5.97	41,101	6.18
Low income housing tax credit funds	24,491	—	—	—	—	—	—	—	24,491	—
Marketable equity securities (1)	7,391	—	7,391	—	—	—	—	—	—	—
Private equity fund investments	229,869	—	—	—	—	—	—	—	229,869	—
Other private equity fund investments	53,174	—	—	—	—	—	—	—	53,174	—
Other investments	35,935	—	—	—	—	—	—	—	35,935	—

Total	$1,602,574	3.72%	$97,611	3.95%	$131,270	4.70%	$102,803	4.59%	$1,270,890	3.53%

(1)	Available-for-sale.

Investment securities with a fair value of $737.1 million and $691.8 million at December 31, 2007 and 2006, respectively, were pledged to secure certain deposits, current and prospective FHLB borrowings, and to maintain the ability to borrow at the discount window at the Federal Reserve Bank of San Francisco.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost of investment securities is determined on a specific identification basis. The following table presents the components of gains and losses on investment securities in 2007, 2006 and 2005:

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Gross gains on investment securities:
Available-for-sale securities, at fair value	$1,041	$169	$306
Marketable securities (investment company fair value accounting)	61	—	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	45,325	14,853	10,375
Other private equity investments	5,574	1,145	3,153
Other investments	20,228	1,586	199
Non-marketable securities (equity method accounting):
Other investments	3,299	1,417	—
Non-marketable securities (cost method accounting):
Private equity fund investments	1,379	613	2,911
Other private equity investments	1,248	127	50

Total gross gains on investment securities	78,155	19,910	16,994

Gross losses on investment securities:
Available-for-sale securities, at fair value	(363)	(3,230)	(2,441)
Marketable securities (investment company fair value accounting)	(9)	—	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(15,184)	(9,115)	(5,286)
Other private equity investments	(5,790)	(1,443)	(1,445)
Other investments	(8,190)	(1,166)	(630)
Non-marketable securities (equity method accounting):
Other investments	(214)	(947)	—
Low income housing tax credit funds	(125)	—	—
Non-marketable securities (cost method accounting):
Private equity fund investments	(1,055)	(1,401)	(2,594)
Other private equity investments	(501)	(57)	(291)

Total gross losses on investment securities	(31,431)	(17,359)	(12,687)

Gains on investment securities, net (1)	$46,724	$2,551	$4,307

(1)	Net gains on investment securities of $46.7 million in 2007 were mainly attributable to net gains of $30.1 million from three of our managed funds of funds and $12.0 million from one of our sponsored debt funds. Of the $46.7 million in net gains, $33.0 million was attributable to minority interest and these amounts are reflected in the consolidated statements of income under the caption “Minority Interest in Net Income of Consolidated Affiliates”. We expect continued variability in the performance of our consolidated funds.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Loans and Allowance for Loan Losses

The composition of loans, net of unearned income of $26.4 million and $27.2 million at December 31, 2007 and 2006, respectively, is presented in the following table:

	December 31,
(Dollars in thousands)	2007	2006
Commercial loans	$3,563,005	$2,959,501

Vineyard development	121,382	118,266
Commercial real estate	44,405	13,336

Total real estate construction	165,787	131,602

Real estate term — consumer	75,149	46,812
Real estate term — commercial	38,849	50,051

Total real estate term	113,998	96,863

Consumer and other	308,940	294,436

Total loans, net of unearned income	$4,151,730	$3,482,402

A substantial percentage of our loans are commercial in nature, and such loans are generally made to emerging-growth or corporate technology companies in a variety of industries. The breakdown of total loans and total loans as a percentage of gross loans by industry sector at December 31, 2007 and 2006 is as follows:

	December 31, 2007		December 31, 2006
Industry Sector	Amount	Percentage	Amount	Percentage
Technology (1)	$1,948,925	46.6%	$1,788,785	51.0%
Private Equity	773,932	18.5	480,616	13.7
Life Sciences (1)	407,856	9.8	352,220	10.0
Premium Winery	375,562	9.0	375,960	10.7
Private Client Services	402,563	9.6	345,674	9.8
All other sectors	269,260	6.5	166,305	4.8

Total Gross Loans	$4,178,098	100.0%	$3,509,560	100.0%

(1)	Included in the technology and life science niches are loans provided to emerging growth clients, which represent approximately 15 percent of total gross loans at December 31, 2007.

At December 31, 2007, our asset-based lending and accounts receivable factoring represented 8.5% and 7.4%, respectively, of total gross loans, compared to 10.3% and 7.1%, respectively at December 31, 2006. At December 31, 2007, approximately 43.5% and 11.1% of our outstanding gross loan balances are in the states of California and Massachusetts, respectively, compared to 48.4% and 11.2%, respectively, as of December 31, 2006. There are no other states with balances greater than 10%.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the allowance for loan losses during 2007, 2006 and 2005 are summarized below:

	December 31,
(Dollars in thousands)	2007	2006	2005
Beginning balance	$42,747	$36,785	$37,613
Provision for loan losses	16,836	9,877	237
Loan charge-offs	(19,378)	(14,065)	(12,416)
Loan recoveries	7,088	10,150	11,351

Ending balance	$47,293	$42,747	$36,785

The aggregate investment in loans for which impairment has been determined in accordance with SFAS No. 114 totaled $7.6 million, $11.0 million and $6.5 million at December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, nonaccrual loans represented all impaired loans. There were no commitments available for funding to any clients with nonaccrual loans at December 31, 2007. The allocation of the allowance for loan losses related to impaired loans was $1.4 million at December 31, 2007. No individual loans were deemed to be impaired under SFAS No. 114 at December 31, 2006 or 2005; therefore, there was no allocation of the allowance for loan losses related to impaired loans at December 31, 2006 or 2005. Average impaired loans for 2007, 2006 and 2005 totaled $10.3 million, $8.1 million and $13.0 million, respectively. If these loans had not been impaired, $0.7 million, $0.6 million and $0.4 million in interest income would have been recorded in 2007, 2006 and 2005 while interest income actually recognized totaled $0.2 million, $0.2 million and $0.3 million in 2007, 2006 and 2005, respectively.

9.	Premises and Equipment

Premises and equipment at December 31, 2007 and 2006, consist of the following:

	December 31,
(Dollars in thousands)	2007	2006
Computer software	$39,015	$31,162
Leasehold improvements	32,616	30,701
Computer hardware	24,232	20,993
Furniture and equipment	9,289	9,169

Total	105,152	92,025
Accumulated depreciation and amortization	(66,524)	(54,719)

Premises and equipment, net	$38,628	$37,306

Depreciation and amortization expense for premises and equipment was $15.0 million in 2007, $11.1 million in 2006 and $10.0 million in 2005, respectively.

10.	Goodwill

Goodwill, which arises when the purchase price exceeds the assigned value of the net assets of an acquired business, represents the value attributable to unidentifiable intangible elements being acquired. Goodwill at December 31, 2007 totaled $4.1 million, which resulted from the acquisition of eProsper. Goodwill at December 31, 2006 totaled $21.3 million, which resulted from the acquisition of SVB Alliant and eProsper.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SVB Alliant

During the second quarters of 2007 and 2006, we conducted our annual assessment of goodwill of SVB Alliant. We concluded at that time that we had an impairment of goodwill based on forecasted discounted net cash flows for that reporting unit. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance. As required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), in measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) for the reporting unit. Based on this allocation, we concluded that the remaining $17.2 million and $18.4 million of goodwill was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarters of 2007 and 2006. In July 2007, we reached a decision to cease operations at SVB Alliant.

eProsper

During the third quarter of 2006, through our subsidiary, SVB Analytics, we acquired a majority ownership in eProsper, an equity ownership data management services company. In connection with this acquisition, we recognized $4.1 million in goodwill. During the third quarter of 2007, we conducted our annual impairment analysis of eProsper in accordance with SFAS No. 142, based on forecasted discounted net cash flow analysis. The valuation analysis of eProsper indicated no impairment existed.

11.	Deposits

The aggregate amount of time deposit accounts individually exceeding $100,000 totaled $286.0 million and $264.8 million at December 31, 2007 and 2006, respectively. Interest expense paid on time deposits individually exceeding $100,000 totaled $2.6 million, $1.9 million and $1.6 million in 2007, 2006 and 2005, respectively. At December 31, 2007, time deposit accounts, individually exceeding $100,000 totaling $285.7 million were scheduled to mature within one year.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at December 31, 2007 and 2006:

(Dollars in thousands)	Maturity	December 31, 2007	December 31, 2006
Short-term borrowings:
Federal funds purchased and securities sold under agreement to repurchase	Less than One Month (1)	$—	$483,537
FHLB advances	Less than One Month (1)	90,000	200,000

Total short-term borrowings		$90,000	$683,537

Long-term debt:
FHLB advances	(2)	$150,000	$150,000
5.70% senior notes	June 1, 2012	259,706	—
6.05% subordinated notes	June 1, 2017	261,099	—
Contingently convertible debt	June 15, 2008	149,269	148,441
7.0% junior subordinated debentures	October 15, 2033	52,511	51,355
8.0% long-term notes payable (3)	November 30, 2009	2,669	2,669

Total long-term debt		$875,254	$352,465

(1)	Represents remaining maturity as of the date reported.
(2)	Represents FHLB advances maturing in November 2008, May 2009 and November 2009.
(3)	Debt assumed in relation to the acquisition of a 65% interest in eProsper during the third quarter of 2006.

Interest expense related to short-term borrowings and long-term debt was $49.2 million, $26.3 million and $6.2 million in 2007, 2006, and 2005, respectively. The weighted average interest rates associated with our short-term borrowings and long-term debt outstanding during 2007, 2006 and 2005 were 4.99%, 4.26% and 2.27%, respectively.

Senior Notes and Subordinated Notes

On May 15, 2007, the Bank issued 5.70% senior notes, due June 1, 2012, in an aggregate principal amount of $250.0 million and 6.05% subordinated notes, due June 1, 2017, in an aggregate principal amount of $250.0 million (collectively, the “Notes”). The discount and issuance costs related to the Notes were $0.8 million and $4.2 million, respectively, and the net proceeds from the offering of the Notes were $495.0 million. The Notes are not redeemable prior to maturity and interest is payable semi-annually. Proceeds from the issuance of these Notes were used for repayment of certain short-term borrowings. Debt issuance costs of $2.0 million and $2.2 million related to the senior and subordinated notes, respectively, were deferred and are being amortized to interest expense over the term of the Notes, using the effective interest method. Concurrent with the issuance of the Notes, we entered into fixed-to-variable interest rate swap agreements related to both the senior notes and the subordinated notes (see Note 14 (Derivative Financial Instruments—Fair Value Hedges)). The fair values of the senior and subordinated debentures are included in Note 20 (Fair Value of Financial Instruments).

Contingently Convertible Debt

We issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008, to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and outside the United

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

States to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933. The proceeds from the issuance of the notes were used for general corporate purposes. The notes are convertible into the Company’s common stock at a conversion price of $33.6277 per share and are subordinated to all of our present and future senior debt. Holders of the notes may convert their notes only if: (i) the price of the Company’s common stock issuable upon conversion of a note reaches a specified threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the notes falls below certain thresholds. We intend to settle the outstanding principal amount in cash. We have the option to settle any amount exceeding the principal value of the convertible debt in either cash or shares of our common stock. During 2007, our note holders held the right, at their option, to convert their notes, in whole or in part, subject to certain limitations, at the conversion price of $33.6277. We received conversion notices relating to the notes in an aggregate principal amount of $100.0 thousand, $104.0 thousand and $64.0 thousand in 2007, 2006 and 2005, respectively.

Concurrent with the issuance of the convertible notes, we entered into a convertible note hedge (see Note 14 (Derivative Financial Instruments—Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock)).

7.0% Junior Subordinated Debentures

On October 30, 2003, we issued $51.5 million in 7.0% junior subordinated debentures to a special-purpose trust, SVB Capital II. Distributions to SVB Capital II are cumulative and are payable quarterly at a fixed rate of 7.0% per annum of the face value of the junior subordinated debentures. Distributions for each of 2007, 2006 and 2005 were $3.5 million. The junior subordinated debentures are mandatorily redeemable upon the maturity of the debentures on October 15, 2033, or to the extent that we redeem any debentures earlier. We may redeem the debentures prior to maturity in whole or in part, at our option, at any time on or after October 30, 2008. In addition, we may redeem the debentures, in whole but not in part, prior to October 30, 2008, upon the occurrence of certain events. Issuance costs of $2.2 million related to the junior subordinated debentures were deferred and are being amortized over the period until mandatory redemption of the debentures in October 2033. We entered into a fixed-to-variable interest rate swap agreement related to these junior subordinated debentures (see Note 14 (Derivative Financial Instruments—Fair Value Hedges)). The fair value of the 7.0% junior subordinated debentures is included in Note 20 (Fair Value of Financial Instruments). We have guaranteed the trust preferred securities issued by SVB Capital II (see Note 13 (Commitments and Contingencies)).

Available Lines of Credit

At December 31, 2007, we have available $1.48 billion in uncommitted federal funds lines of credit, all of which were unused. We have repurchase agreements with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. As of December 31, 2007, we had not borrowed against our repurchase lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at December 31, 2007 totaled $273.6 million, of which $33.6 million was unused. The market value of collateral pledged at the discount window of the Federal Reserve Bank at December 31, 2007 totaled $64.6 million, all of which was unused.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Commitments and Contingencies

Operating Leases

We are obligated under a number of noncancelable operating leases for premises and equipment that expire at various dates, through 2014, and in most instances, include options to renew or extend at market rates and terms. Such leases may provide for periodic adjustments of rentals during the term of the lease based on changes in various economic indicators. The following table presents minimum payments under noncancelable operating leases as of December 31, 2007:

Year ended December 31, (Dollars in thousands) :
2008	$12,792
2009	11,359
2010	8,838
2011	7,048
2012	5,953
2013 and thereafter	7,790

Net minimum operating lease payments	$53,780

Rent expense for premises and equipment leased under operating leases totaled $13.0 million, $11.4 million and $10.7 million in 2007, 2006 and 2005, respectively.

14.	Derivative Financial Instruments

We designate derivative instruments as hedging or free-standing instruments at their respective trade date. We may use interest rate swaps, forward contracts, options and warrants. A swap agreement is a contract between two parties to exchange cash flows based on specified underlying notional amounts, assets or indices. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency or commodity at a predetermined future date, rate or price. An option or warrant contract is an agreement that conveys to the purchaser the right, but not the obligation, to buy or sell a quantity of a financial instrument (including another derivative financial instrument), index, currency or commodity at a predetermined rate or price during a period or at a time in the future. Option or warrant agreements can be transacted on organized exchanges or directly between parties. The gross positive fair values of derivative assets are recorded as a component of the other assets line item on the balance sheet. The gross negative fair values of derivative liabilities are recorded as a component of the other liabilities line item on the balance sheet.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives at December 31, 2007 and 2006, respectively, were as follows:

	December 31, 2007			December 31, 2006
(Dollars in thousands)	Notional or contractual amount	Credit risk Amount (1)	Estimated net fair value	Notional or contractual amount	Credit risk Amount (1)	Estimated net fair value
Fair Value Hedges
Interest rate swap—senior notes	$250,000	$9,878	$9,878	$—	$—	$—
Interest rate swap—subordinated notes	250,000	11,621	11,621	—	—	—
Interest rate swap—junior subordinated debt	50,000	—	(1,304)	50,000	—	(1,890)
Derivatives—Other
Foreign exchange forwards	580,861	12,290	1,586	562,205	7,284	(164)
Foreign currency options	63,906	492	—	27,579	140	—
Equity warrant assets	$101,035	$31,317	$31,317	$113,276	$37,725	$37,725

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties.

Fair Value Hedges

Derivative instruments that we hold as a part of our interest rate risk management program include interest rate swaps.

Concurrent with the issuance of the Notes, we entered into interest rate swap agreements, whereby we swapped the fixed interest rate of the Notes with a variable interest rate based on the London Inter-Bank Offered Rate (“LIBOR”) to hedge against the risk of changes in fair values due to changes in interest rates. We apply the “shortcut” method for these fair value hedges. In order to assume no ineffectiveness, we ensure that all the shortcut method requirements of SFAS No. 133 for this type of hedge relationship are met. The interest rate swap agreements resulted in interest expense, net of cash received, of $0.7 million for the senior notes and $0.4 million for the subordinated notes in 2007, which were recognized in the consolidated statements of income as an increase in interest expense. For information on our senior and subordinated notes, see Note 12 (Short-Term Borrowings and Long-Term Debt).

On October 30, 2003, we entered into an interest rate swap agreement with a notional amount of $50.0 million. This agreement swaps our 7.0% fixed rate on the junior subordinated debentures for a variable rate based on LIBOR to hedge against risk of changes in fair value due to changes in interest rates. For information on our junior subordinated debentures, see Note 12 (Short-Term Borrowings and Long-Term Debt). In April 2006, we designated this interest rate swap as a fair value hedge, which management evaluates for effectiveness using the statistical regression analysis approach for each reporting period. This interest rate swap agreement provided a cash benefit of $0.2 million, $0.3 million and $1.2 million in 2007, 2006 and 2005, respectively, which was recognized in the consolidated statements of income as a reduction in interest expense. The swap agreement largely mirrors the terms of the junior subordinated debentures and therefore is callable by the counterparty anytime on or after October 30, 2008. All components of the swap’s gain or loss are included in the assessment of hedge effectiveness. Changes in fair value of the fair value hedge agreement, which is primarily dependent on changes in market interest rates, are recognized in net income as gains or losses on derivative instruments. In 2007, we recorded a non-cash decrease in fair value of the fair value hedge agreement of $0.5 million, which is reflected in gains on derivative instruments, net. In 2006, we recorded a non-cash decrease

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in fair value of the fair value hedge agreement of $3.6 million, which is comprised of a decrease in fair value of $3.3 million for the interest rate swap agreement prior to its designation as a fair value hedge and a $0.3 million loss for the fair value hedge agreement implemented in April 2006, which were reflected in gains on derivative instruments, net.

Derivatives—Other

We enter into various derivative contracts primarily to provide derivative products or services to customers. We do not designate these derivative contracts for hedge accounting. All of these contracts are carried at fair value with changes in fair value recorded on the line item gains on derivatives, net as part of our noninterest income, a component of consolidated net income.

We enter into foreign exchange forward contracts and foreign currency option contracts with clients involved in international trade finance activities, either as the purchaser or seller of foreign currency at a future date, depending upon the clients’ need. For each of the foreign exchange forward contracts foreign currency option contracts entered into with our clients, we enter into an opposite way foreign exchange forward contract and foreign currency option contracts with a correspondent bank, which mitigates the risk of fluctuations in foreign currency exchange rates. We enter into foreign exchange forward contracts with correspondent banks to economically hedge foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income. These contracts are short-term in nature, typically expiring within one year. We have not experienced nonperformance by counterparties and therefore have not incurred related losses. Further, we anticipate performance by all counterparties to such agreements.

We obtain equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The change in fair value of equity warrant assets is recorded as gains on derivative instruments, net, in noninterest income, a component of consolidated net income. Total net gains on equity warrant assets from gains on exercises and changes in fair value were $23.5 million, $21.8 million and $3.3 million for 2007, 2006 and 2005, respectively.

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

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we have the right to purchase up to 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19. In 2007, we exercised our right to purchase 2,974 shares under the terms of the convertible note hedge.

At issuance, under the warrant agreement, the counterparty could purchase up to 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008. The proceeds of the warrant transaction were included in stockholders’

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity in accordance with the guidance in EITF 00-19. Due to conversion events in 2007, the counterparty’s right to purchase our stock under warrant has been decreased by 2,974 shares (see Note 3 (Earnings Per Share)).

15.	Common Stock Repurchases

On July 26, 2007, our Board of Directors approved a stock repurchase program that authorizes us to purchase up to $250.0 million of our common stock. This program expires on July 31, 2008 and replaces all share repurchase programs previously in effect. We may, at our discretion, exercise this repurchase authority any time on or before July 31, 2008 in the open market, through block trades, through an accelerated stock repurchase program or otherwise, pursuant to applicable securities laws. Depending on market conditions, availability of funds, and other relevant factors, we may begin or suspend repurchases at any time prior to the termination of the repurchase program on July 31, 2008, without any prior notice.

We repurchased 2.9 million shares of our common stock in 2007 totaling $146.8 million, compared to 2.1 million shares in 2006 totaling $103.8 million and 1.7 million shares in 2005 totaling $77.7 million. At December 31, 2007, $149.7 million of shares remain authorized for repurchase under our stock repurchase program.

16.	Income Taxes

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the entity’s financial statements in accordance with SFAS 109. Our adoption of FIN 48 did not result in a cumulative effect adjustment to retained earnings.

The total amount of unrecognized tax benefit at January 1, 2007 was $1.1 million, the recognition of which would reduce our income tax expense by $0.3 million. We recognize interest and penalties related to unrecognized tax benefits as a component of operating expenses. Total accrued interest and penalties at January 1, 2007 were immaterial.

The following table provides a summary of changes in our unrecognized tax benefit (including interest and penalties) in 2007:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest & Penalties	Total
Balance at January 1, 2007	$1,011	$60	$1,071
Additions based on tax positions related to current year	50	—	50
Additions for tax positions for prior year	110	59	169
Reductions as a result of a lapse of the applicable statute of limitations	(57)	(30)	(87)

Balance at December 31, 2007	$1,114	$89	$1,203

At December 31, 2007, our unrecognized tax benefit remained at $1.1 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at December 31, 2007 were $0.1 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a significant impact on our financial position or our results of operations.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 1998 have been concluded. The U.S. federal tax return for 2004 and subsequent years remain open to examination by the Internal Revenue Service. Our California and Massachusetts tax returns for the years 2003 and 2004, respectively, and subsequent years remain open to examination.

The components of our provision for income taxes for 2007, 2006 and 2005, consisted of the following. The amount of current taxes receivable was $1.8 million as of December 31, 2007 and $5.7 million as of December 31, 2006.

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Current provision:
Federal	$77,735	$54,462	$47,353
State	22,016	16,556	14,395
Deferred (benefit) expense:
Federal	(10,755)	(4,739)	(1,662)
State	(2,218)	(497)	672

Income tax expense	$86,778	$65,782	$60,758

The reconciliation between the federal statutory income tax rate and our effective income tax rate for 2007, 2006 and 2005, is as follows:

	Year ended December 31,
	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
Meals and entertainment	0.3	0.4	0.3
State income taxes, net of the federal tax effect	6.1	6.7	6.4
FAS 123 (R) expense on incentive stock options	1.0	2.1	—
FAS 123 (R) expense on ESPP	0.2	0.3	—
Tax-exempt interest income	(0.4)	(0.7)	(0.8)
Low-income housing tax credit	(1.3)	(1.9)	(1.5)
Other, net	0.3	0.6	0.2

Effective income tax rate	41.2%	42.5%	39.6%

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) at December 31, 2007 and 2006, consisted of the following:

	Year ended December 31,
(Dollars in thousands)	2007	2006
Deferred tax assets:
Allowance for loan losses	$24,986	$23,555
Other accruals not currently deductible	12,822	11,932
State income taxes	5,122	3,515
Premises and equipment and other intangibles	6,593	4,942
Goodwill impairment	20,976	16,700
Net unrealized gains on available-for-sale investment securities	4,325	13,016
Investments	4,627	5,583
Other	1,551	1,844

Deferred tax assets	81,002	81,087

Deferred tax liabilities:
Loan fee income	(8,458)	(12,887)
Equity warrant assets	(4,149)	(4,487)
Other	(1,271)	(872)

Deferred tax liabilities	(13,878)	(18,246)

Net deferred tax assets	$67,124	$62,841

We believe a valuation allowance is not needed to reduce the deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid and/or future taxable income.

17.	Employee Compensation and Benefit Plans

We have the following employee compensation and benefit plans: (i) Equity Incentive Plans; (ii) Employee Stock Purchase Plan; (iii) Incentive Compensation Plans; (iv) Direct Drive Incentive Compensation Plan; (v) Retention Program; (vi) Warrant Incentive Plan; (vii) SVB Financial Group 401(k) and Employee Stock Ownership Plan; (viii) Employee Home Ownership Plan; (ix) SVB Qualified Investors Fund, LLC and SVB Qualified Investors Fund II, LLC; and (x) Deferred Compensation Plan. The Equity Incentive Plans and the Employee Stock Purchase Plan are described in Note 4 (Share-Based Compensation).

Incentive Compensation Plans

In general, Incentive Compensation Plans (“ICP”) are bonus programs paid based on our financial results. Awards are distributed based on the employee’s target bonus level, our performance, and management’s assessment of individual employee performance. Our total contributions to the ICP were $43.2 million, $24.5 million and $26.6 million in 2007, 2006 and 2005, respectively.

Direct Drive Incentive Compensation Plan

The Direct Drive Incentive Compensation Plan (“Direct Drive”) is a semiannual sales incentive program. Payments are based on sales teams’ performance to predetermined financial targets. Actual awards for each sales team member under Direct Drive is based on: (i) the actual results and financial performance with respect to the gross profit targets; (ii) the sales team payout targets; and (iii) the sales team member’s sales position and team

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payout allocation. We define gross profit targets as the revenue goals for total interest income after funds transfer pricing and noninterest income. Income associated with equity warrant assets is not included in the gross profit targets. Additionally, sales team members may receive a discretionary award based on management’s assessment of such member’s contributions and performance during the applicable fiscal year, regardless of achievement of team gross profit targets. Direct Drive expenses were $7.6 million, $5.7 million and $6.0 million in 2007, 2006 and 2005, respectively.

Retention Program

The Retention Program (“RP”) is a long-term incentive plan that allows senior management to share directly in our investment success. Under the RP, a separate plan is adopted and plan participants are designated for each fiscal year. Plan participants are granted an interest in the distributions made on certain designated investments made by us, as well as certain fees received by us, during the applicable year. Specifically, participants share in: (i) returns from designated investments made by us, including investments in certain private equity funds, venture debt funds, and direct equity investments in companies; (ii) income realized from the exercise of, and the subsequent sale of shares obtained through the exercise of, warrants held by us; and (iii) other designated amounts as determined by us. We determine individual allocations in the RP based on individual performance, the individual’s role and the total number of plan participants. Each allocation gives the participant a stated percentage or dollar interest in the future returns on the designated investments and fees in the pool. The interests are not in the underlying investments themselves, but rather in future distributions or returns to us on such investments. Distributions received by us are paid to the participants over the term of the applicable plan, which is generally ten years. RP expenses were $2.7 million, $1.5 million and $1.1 million in 2007, 2006 and 2005, respectively.

Warrant Incentive Plan

The Warrant Incentive Plan provides individual and team awards to those employees who negotiate warrants on our behalf. Designated participants share in the cash received from the exercise of equity warrant assets. Warrant Incentive Plan expenses were $1.4 million, $1.2 million and $1.3 million in 2007, 2006 and 2005, respectively.

SVB Financial Group 401(k) and Employee Stock Ownership Plan

The SVB Financial Group 401(k) (the “401(k) Plan”) and Employee Stock Ownership (“ESOP”) Plan (collectively referred to as the “Plan”) is a combined 401(k) tax-deferred savings plan and employee stock ownership plan in which all regular employees are eligible to participate.

Employees participating in the 401(k) Plan are allowed to contribute up to 75% of their pre-tax compensation as defined in the Plan, up to the maximum amount allowable under federal income tax regulations of $15,500 and $15,000 in 2007 and 2006, respectively. We match the employee’s contributions dollar-for-dollar, up to 5% of the employee’s pre-tax compensation as defined in the Plan. Our matching contributions vest immediately. Our matching 401(k) Plan contributions totaled $4.9 million, $4.1 million and $4.5 million in 2007, 2006 and 2005, respectively. The amount of salary deferred, up to the allowed maximum, is not subject to federal or state income taxes at the time of deferral.

Discretionary ESOP contributions, based on our consolidated net income, are made by us to all eligible individuals employed by us on the last day of the fiscal year. We may elect to contribute cash, or our common stock, in an amount not exceeding 10.0% of the employee’s eligible compensation earned in the fiscal year. The

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ESOP contributions vest in equal annual increments over five years. Forfeited balances of terminated participants’ nonvested accounts are used first to restore previously forfeited amounts of rehired participants’ accounts and are then used to pay administrative expenses and to reduce our future contributions to the Plan. Forfeited nonvested accounts totaled $1.0 million and $0.7 million at December 31, 2007 and 2006, respectively. During 2007, our contributions to the Plan were reduced by $0.4 million from forfeited nonvested accounts, and administrative expenses totaling $0.1 million were paid from forfeited nonvested accounts.

Our contributions to the ESOP totaled $7.5 million, $5.4 million and $6.3 million in 2007, 2006 and 2005, respectively. At December 31, 2007, the ESOP owned 534,643 shares of our common stock. All shares held by the ESOP are treated as outstanding shares in both our basic and diluted earnings per share computations. At December 31, 2007, we had not committed any shares to the ESOP program.

Employee Home Ownership Plan

The Employee Home Ownership Plan (“EHOP”) is a benefit plan that provides for the issuance of mortgage loans at favorable interest rates to eligible employees. Eligible employees may apply for a fixed-rate mortgage, which is due and payable in either five or seven years on their primary residence and is amortized over a 30 year period. Applicants must qualify for a loan through the usual mortgage review and approval process, which is typical of industry standards. The maximum loan amount cannot be greater than 80.0% of the lesser of the purchase price or the appraised value. The interest rate on the note is written at the then market rate for five year (5/1) or seven year (7/1) mortgage loans as determined by us. However, provided that the applicant continues to meet all the eligibility requirements, including employment, the actual rate charged to the borrower shall be up to 2.0% below the market rate. The loan rate shall not be less than the greater of either the five-year Treasury Note plus 25 basis points (for the five year loan) or the average of the five year and 10 year Treasury Note plus 25 basis points (for the seven year loan) or the monthly Applicable Federal Rate for medium-term loans as published by the Internal Revenue Service. The loan rate will be fixed at the time of approval and locked in for 30 days. We recognize as compensation expense the aggregate dollar amount by which interest charged to an employee under the EHOP is less than the market rate of interest that would be charged for a comparable loan. Compensation expense attributable to loans issued under the EHOP in 2007, 2006 and 2005 was $0.5 million, $0.4 million and $0.4 million, respectively.

The following table summarizes the activities of all EHOP loans to employees for 2007 and 2006:

	Year ended December 31,
(Dollars in thousands)	2007	2006
Balance at the beginning of the year	$35,565	$31,234
Loan proceeds disbursed for EHOP	18,555	10,386
Loan repayments for EHOP	(5,147)	(6,055)

Balance at the end of the year	$48,973	$35,565

SVB Qualified Investors Fund, LLC and SVB Qualified Investors Fund II, LLC

SVB Qualified Investor Fund LLC, a $7.6 million investment fund (“QIF”), was formed on behalf of certain eligible employees. QIF was initially fully capitalized by equity contributions by employees. QIF’s principal purpose is to invest in a select number of private equity funds managed primarily by SVB Financial or its affiliates. The fund will continue until December 12, 2013, unless terminated sooner or extended in accordance with the fund operating agreement. In 2005, we formed SVB Qualified Investors Fund II, LLC, a $5.1 million investment fund for eligible employees (“QIF II”), which is structured similarly to QIF. QIF II will continue until

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 8, 2018, unless terminated sooner or extended in accordance with the fund operating agreement. During 2007, 2006, and 2005, we incurred fund administration costs of approximately $0.1 million, $0.1 million and $0.2 million, respectively, for both QIF and QIF II.

Deferred Compensation Plan

In October 2004, we established the Deferred Compensation Plan (the “DC Plan”). The DC Plan became effective on January 1, 2005. Under the DC Plan, eligible employees may elect to defer up to 25% of their base salary and/or up to 100% of any bonus payment to which they are entitled, for a period of 12 consecutive months, beginning January 1 and ending December 31. Executive officers and certain senior managers are eligible to participate in the DC Plan, and any amounts deferred under the DC Plan will be invested and administered by us (or such person we designate). We do not match employee deferrals to the DC Plan, nor do we make any other contributions to the DC Plan. Deferrals under the DC Plan were $0.7 million, $1.1 million and $0.3 million in 2007, 2006 and 2005, respectively. Gains on the DC Plan investments in 2007, 2006 and 2005 were $177 thousand, $129 thousand and $20 thousand, respectively.

18.	Related Parties

Loan Transactions

SVB Financial (the Parent) has a commitment under a revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The line of credit bears an interest rate of prime plus one percent. In January 2007, SVB Financial increased the revolving line of credit facility to Gold Hill from a total commitment amount of $40.0 million to $75.0 million. Contemporaneously with the increase, SVB Financial syndicated $35.0 million, or 46.667% of the total facility, to another lender. The highest outstanding balance under the facility during 2007 was $59.0 million. At December 31, 2007 and 2006, Gold Hill’s outstanding balance totaled $31.5 million and $40.0 million, respectively.

During 2007, the Bank made loans to related parties, including certain companies in which certain of our directors or their affiliated venture funds are beneficial owners of ten percent or more of the equity securities of such companies. Such loans: (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

Fund Investments

Managed Funds

In 2000, we formed two venture investment funds: SVB Strategic Investors Fund, LP (“SIF I”) and Silicon Valley BancVentures, LP (“SVBV”). SIF I is a $121.8 million fund that primarily invests in private equity funds and SVBV is a $56.1 million direct equity investment fund that invests in privately-held companies. Both funds are managed by their respective general partners, which are wholly-owned subsidiaries of SVB Financial and hold a minority interest in the respective funds. Certain of our directors have also invested in the funds and hold a minority interest: Messrs. Hardymon (through his family limited partnership) ($0.9 million) and Porter ($0.5 million) are limited partners of SIF I, and Messrs. Hardymon (through his family limited partnership)

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

($1.5 million) and Kramlich ($1.0 million) are limited partners of SVBV. H.A. Schupf, a principal stockholder in 2007, is also a limited partner in SVBV ($0.5 million).

In 2004, we created SVB Strategic Investors Fund II, LP (“SIF II”). SIF II is a $175.0 million fund-of-funds that invests primarily in private equity funds. SIF II is managed by its general partner, which is a wholly-owned subsidiary of SVB Financial and holds a minority interest in the fund. Certain of our directors have invested in SIF II and hold a minority interest as a limited partner: Messrs. Hardymon (through his family limited partnership) ($1.0 million) and Porter ($0.1 million).

In 2006, we created SVB India Capital Partners I, LP (“SICP”), a $53.9 million direct equity investment fund that invests in privately-held companies in India. SICP is managed by its general partner, which is a wholly-owned subsidiary of SVB Financial and holds a minority interest in the fund. Certain of our directors have invested in SICP and hold a minority interest as a limited partner: Messrs. Benhamou (through Benhamou Global Ventures) ($0.3 million), Porter ($0.2 million), and Friedman (through his family trust) ($0.1 million) and Messes. Krishnan (through her family trust) ($0.3 million), and Rodeno ($0.3 million). Mr. Schupf is also a limited partner in SICP ($0.5 million).

In 2007, we created SVB Capital Partners II, LP (“SCPII”), a $90.1 million fund that invests in privately held companies. SCPII is managed by its general partner, a wholly-owned subsidiary of SVB Financial, which holds a minority interest in the fund. One of our directors has invested in SCPII and holds a minority interest as a limited partner: Mr. Hardymon (through his family limited partnership) ($0.5 million).

Sponsored Funds

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

Employee Funds

In 2007, the following individuals were executive officers who participated in QIF, each with individual commitment amounts ranging between $0.1 million and $0.5 million: Messrs. Wilcox, Becker, Jack Jenkins-Stark (former Chief Financial Officer), Kellogg, and Verissimo. QIF is also a limited partner of, and holds a minority interest in, each of SIF I ($2.7 million), SIF II ($2.1 million) and SVBV ($2.0 million).

In 2007, the following individuals were executive officers who participated in QIF II, each with individual commitment amounts ranging between $0.1 million and $0.3 million: Messrs. Wilcox, Becker, Jack Jenkins-Stark (former Chief Financial Officer), Kellogg, and Verissimo, and Messes. Dent and Lynda Ward Pierce (former Head of Human Resources). QIF II is also a limited partner of, and holds a minority interest in each of SVB Strategic Investors Fund III, LP (“SIF III”) ($1.0 million), SCPII ($0.75 million), SICP ($0.5 million) and

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SIF II ($0.4 million). SIF III is a $255.5 million fund-of-funds that invests primarily in private equity funds. SIF III is managed by its general partner, which is a wholly-owned subsidiary of SVB Financial and holds a minority interest in the fund.

Other Transactions

In May 2007, SVB Business Partners (Shanghai) Co., Ltd., a wholly-owned subsidiary of SVB Financial (“SVB Shanghai”), amended its agreement with New Enterprise Associates (Beijing), Ltd. (“NEA Beijing”), under which SVB Shanghai provides business consulting services, to increase its annual service fees to $87,000. The original agreement was entered into in October 2006 for a three year term. NEA Beijing is a wholly-owned subsidiary of NEA Management Company, LLC, a company in which C. Richard Kramlich, a director of SVB Financial, has an ownership interest.

19.	Off-Balance Sheet Arrangements, Guarantees, and Other Commitments

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, credit card guarantees and commitments to invest in private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract.

Commitments to Extend Credit

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established in the agreement. Such commitments generally have fixed expiration dates, or other termination clauses, and usually require a fee paid by the client upon us issuing the commitment. The following table summarizes information related to our commitments to extend credit at December 31, 2007 and 2006:

	December 31,
(Dollars in thousands)	2007	2006
Commitments available for funding (1)	$4,938,625	$4,058,413
Commitments unavailable for funding (2)	726,359	644,262
Fixed interest rate commitments	498,103	611,682
Maximum lending limits for accounts receivable factoring arrangements (3)	$443,835	$468,080

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are unavailable for funding, due to clients not meeting all collateral, compliance, and financial covenants required under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Our potential exposure to credit loss for commitments to extend credit, in the event of nonperformance by the other party to the financial instrument, is the contractual amount of the available unused loan commitment. We use the same credit approval and monitoring process in extending credit commitments as we do in making loans. The actual liquidity needs and the credit risk that we have experienced have historically been lower than the contractual amount of commitments to extend credit because a significant portion of these commitments

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expire without being drawn upon. We evaluate each potential borrower and the necessary collateral on an individual basis. The type of collateral varies, but may include real property, intellectual property, bank deposits, or business and personal assets. The potential credit risk associated with these commitments is considered in management’s evaluation of the adequacy of the liability for unfunded credit commitments. At December 31, 2007 and 2006, our reserve for unfunded credit commitments totaled $13.4 million and $14.7 million, respectively.

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

The credit risk involved in issuing letters of credit is essentially the same as that involved with extending credit commitments to clients, and accordingly, we use a credit evaluation process and collateral requirements similar to those for credit commitments. Our standby letters of credit often are cash secured by our clients. The actual liquidity needs and the credit risk that we have experienced historically have been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

The table below summarizes our commercial and standby letters of credit at December 31, 2007. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$599,452	$47,948	$647,400	$647,400
Performance standby letters of credit	21,441	7,445	28,886	28,886
Commercial letters of credit	7,645	1,020	8,665	8,665

Total	$628,538	$56,413	$684,951	$684,951

At December 31, 2007 and 2006, deferred fees related to financial and performance standby letters of credit were $3.8 million and $3.9 million, respectively. At December 31, 2007, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credits was $278.0 million.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Card Guarantees

The Bank, as a financial provider, routinely guarantees credit cards for some of our customers that have been provided by an unaffiliated financial institution. The Bank has recourse against the customer for any amount it is required to pay to a third party in the event of default under these arrangements. These guarantees are subject to the same credit policies, underwriting standards and approval process as loans made by the Bank. Certain of these amounts are secured by certificates of deposit and other assets, which the Bank has rights to in the event of nonperformance by customers. The total amount of these guarantees were $81.8 million at December 31, 2007. It is not considered probable that material losses would be incurred by the Bank as a result of these arrangements. Credit card fees totaled $5.8 million, $4.6 million and $3.7 million in 2007, 2006 and 2005, respectively.

Commitments to Invest in Private Equity Funds

We make commitments to invest in private equity funds, which in turn make investments generally in, or in some cases make loans to, privately held companies. Commitments to invest in these funds are generally made up to a ten-year period from the inception of the fund. The timing of future cash requirements to fund such commitments is generally dependent upon the investment cycle, overall market conditions, and the nature and type of industry in which the privately held companies operate. The following table details our total capital commitments and our unfunded commitments at December 31, 2007.

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	1,200	960	5.1
SVB Strategic Investors Fund, LP	15,300	2,299	12.6
SVB Strategic Investors Fund II, LP	15,000	7,650	8.6
SVB Strategic Investors Fund III, LP	15,000	12,000	5.9
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	9,525	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	3,821	9.3
SVB India Capital Partners I, LP	7,500	6,000	13.9
Other Fund Investments (3)	237,926	171,823	—%

Total	$357,926	$224,488

(1)	Includes 1.3% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Includes 4.8% direct ownership in Gold Hill Venture Lending 03, LP and its parallel funds. In addition, includes 4.5% indirect ownership interest through Gold Hill Venture Lending Partners, 03, LLC.
(3)	Represents commitments to 324 private equity funds where our ownership interest is less than 5%.

20.	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), requires that we disclose estimated fair values for our financial instruments. Fair value estimates, methods and assumptions, set forth below for our financial instruments, are made solely to comply with the requirements of SFAS No. 107.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivatives Financial Instruments

The fair values of derivatives are presented in Note 14 (Derivative Financial Instruments).

Other Assets and Other Liabilities

Other assets include foreign currency exchange contracts purchased and other liabilities include foreign currency exchange contracts sold, which are carried at fair value based on current currency exchange rates.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Long-Term Debt

Long-term debt includes our contingently convertible debt, junior subordinated debentures, senior and subordinated notes, and other long-term debt (see Note 12 (Short-Term Borrowings and Long-Term Debt)). The fair value of long-term debt is based on quoted market prices, when available, or is estimated based on calculations utilizing third-party pricing services and current market spread, price indications from reputable dealers or observable market prices of the underlying instrument(s), whichever is deemed more reliable.

Off-Balance Sheet Financial Instruments

The fair value of unfunded commitments to extend credit is estimated based on the average amount we would receive or pay to execute a new agreement with identical terms, considering current interest rates and taking into account the remaining terms of the agreement and counterparties’ credit standing.

Letters of credit are carried at their fair value, which is equivalent to the residual premium or fee at December 31, 2007 and 2006. Commitments to extend credit and letters of credit typically result in loans with a market interest rate if funded.

Limitations

The information presented herein is based on pertinent information available to us as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the most recent year end, and the estimated fair values of these financial instruments may have changed significantly since that point in time.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table is a summary of the estimated fair values of our financial instruments, excluding short-term financial assets and short-term borrowings, for which carrying amounts approximate fair value, and for foreign currency exchange contracts purchased and sold, marketable investment securities, non-marketable investment securities accounted for under investment company fair value accounting guidelines and derivative financial instruments, which are carried at fair value at December 31, 2007 and 2006.

	December 31,
	2007		2006
(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investment securities-non-marketable	$88,063	$89,369	$72,106	$70,086
Loans, net	4,104,437	4,156,006	3,439,655	3,462,914
Financial liabilities:
Deposits	4,611,202	4,607,063	4,057,625	4,053,438
5.70% senior notes	259,706	248,641	—	—
6.05% subordinated notes	261,099	241,727	—	—
Contingently convertible debt	149,269	224,413	148,441	207,721
7.0% junior subordinated debentures	52,511	42,887	51,355	51,443
Other long-term debt	152,669	152,669	152,669	152,669
Off-balance sheet financial assets:
Commitments to extend credit	$—	$18,042	$—	$15,828

21.	Regulatory Matters

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

Quantitative measures, established by the regulators to ensure capital adequacy, require that SVB Financial Group and the Bank maintain minimum ratios (set forth in the table below) of capital to risk-weighted assets. There are three categories of capital under the guidelines. Tier 1 capital includes common stockholders’ equity, qualifying preferred stock and trust preferred securities, less goodwill and certain other deductions (including the unrealized net gains and losses, after applicable taxes, on securities available-for-sale carried at fair value). Tier 1 capital must comprise at least half of total capital. Tier 2 capital includes preferred stock not qualifying as Tier 1 capital, subordinated debt, the allowance for credit losses and net unrealized gains on marketable equity securities, subject to limitations by the guidelines. Tier 3 capital includes certain qualifying unsecured subordinated debt.

Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are ten percent and six percent, respectively, of risk-weighted assets and certain off-balance sheet items, for a well-capitalized depository institution.

The Federal Reserve Board has also established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of five percent, for a well-capitalized depository institution.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The most recent notification from the Federal Reserve Board categorized the Bank as well-capitalized, under the FDICIA prompt corrective action provisions applicable to banks. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the capital ratios for the Company and the Bank under federal regulatory guidelines, compared to the minimum regulatory capital requirements for an adequately capitalized depository institution, as of December 31, 2007 and 2006:

(Dollars in thousands)	Actual Ratio	Actual Amount	Capital Adequacy Minimum Ratio	Capital Adequacy Minimum Capital Requirement
December 31, 2007:
Total risk-based capital ratio:
SVB Financial Group	16.02%	$1,044,918	8.0%	$521,922
Bank	14.51%	$915,646	8.0%	$504,858
Tier 1 risk-based capital ratio:
SVB Financial Group	11.07%	$722,006	4.0%	$260,961
Bank	9.41%	$593,822	4.0%	$252,429
Total 1 leverage ratio:
SVB Financial Group	11.91%	$722,006	4.0%	$242,458
Bank	10.19%	$593,822	4.0%	$233,016

December 31, 2006:
Total risk-based capital ratio:
SVB Financial Group	13.95%	$757,360	8.0%	$434,212
Bank	12.80%	$667,558	8.0%	$417,299
Tier 1 risk-based capital ratio:
SVB Financial Group	12.34%	$669,920	4.0%	$217,106
Bank	11.70%	$610,242	4.0%	$208,649
Total 1 leverage ratio:
SVB Financial Group	12.46%	$669,920	4.0%	$215,084
Bank	11.83%	$610,242	4.0%	$206,355

22.	Stockholders’ Rights Plan

Our Board of Directors (the “Board”) has approved and adopted a stockholders’ rights plan to, among other things, protect our stockholders from coercive takeover tactics. The current stockholders’ rights plan is in effect through January 31, 2014 (the “Rights Plan”).

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

The Rights will be exercisable on the tenth (10th) business day (or such later date as is determined by our Board) following the announcement that a person or group (other than the Company, its subsidiaries or their employee benefit plans) has acquired or announces a tender or exchange offer to acquire beneficial ownership of 15% or more of the Company’s common stock. If a person or group acquires beneficial ownership of 15% or more of the Company’s common stock, each Right will then be exercisable for shares of common stock having a

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value equal to two times the exercise price of the Right. Similarly, in the event the Company is acquired in a merger or other business combination transaction or 50% or more of our consolidated assets or earning power are sold following such time as a person or group has acquired beneficial ownership of 15% or more of the Company’s common stock, the rights will be exercisable for shares of the acquirer or its parent having a value equal to two times the exercise price of the Right.

At any time on or prior to the close of business on the earlier of (i) the fifth day following a public announcement that a person or group (other than the Company, its subsidiaries or their employee benefit plans) has acquired beneficial ownership of 15% or more of the Company’s outstanding common shares (or such later date as may be determined by action of the Board and publicly announced) or (ii) January 31, 2014, we may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, subject to adjustment.

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

For management reporting purposes, we offer clients financial products and services through four strategic operating segments: Commercial Banking, SVB Capital, SVB Alliant, and Other Business Services. In July 2007, we reached a decision to cease operations at SVB Alliant. Our Other Business Services group includes SVB Global, SVB Private Client Services, SVB Analytics and SVB Wine Division. Income generated by banking services and financial solutions provided to private equity clients is included under the Commercial Banking segment effective January 1, 2007. Prior to January 1, 2007, it was included under the SVB Capital segment. Income generated by the SVB Wine Division is included under the Other Business Services segment effective July 1, 2007. Prior to July 1, 2007, it was included under the Commercial Banking segment. All prior period amounts have been reclassified to conform to current period presentations.

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

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS No. 131. Of our operating segments, only Commercial Banking, SVB Capital and SVB Alliant were determined to be reportable segments as of December 31, 2007. SVB Global, SVB Private Client Services, SVB Analytics, and SVB Wine Division did not meet the separate reporting thresholds and as a result, in the table below, have been aggregated in a column labeled “Other Business Services” for segment reporting purposes. Previously, the Other Business Services segment included Reconciling Items, as described below. All prior period amounts have been reclassified to conform to current period presentations.

The Reconciling Items column reflects certain other business service units that did not meet the separate reporting thresholds, and those adjustments necessary to reconcile the results of the operating segments based on

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our internal profitability reporting process to the consolidated financial statements prepared in conformity with GAAP. Our CODM allocates resources to and assesses the performance of each operating segment based on net interest income, noninterest income and noninterest expense, which are presented as components of segment operating profit or loss before income taxes. Net interest income, our primary source of revenue, is reported, net of funds transfer pricing (“FTP”). FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised and an earnings charge is made for funded loans. In addition, we evaluate assets based on average balances; therefore, period-end asset balances are not presented for segment reporting purposes. We have not reached reportable levels of revenue, net income or assets outside the United States and as such we do not present geographic segment information.

Our Commercial Banking Business Group is comprised of the Bank and its subsidiaries. Through this segment, we provide commercial banking products and services to clients in the technology, life science and private equity industries. We serve private equity firms, as well as corporate clients in all stages of maturity ranging from emerging-growth companies to established, private and public companies. We define “emerging-growth” clients as companies in the start-up or early stages of their life cycles. These companies tend to be privately held and backed by venture capital; they generally have few employees, are primarily engaged in research and development, have brought relatively few products or services to market and have little or no revenues. By contrast, we define “established” or “middle-market” clients as companies that tend to be more mature. These companies may be publicly traded and are more established in the markets in which they participate.

SVB Capital focuses on the business needs of our private equity clients, with whom we have established and maintain relationships domestically and internationally. Through this segment, we focus primarily on funds management, as well as developing strategic business relationships with the private equity communities, in particular the venture capital community. Funds managed or sponsored by SVB Capital invest in portfolio companies and other funds. The group manages six private equity funds and oversees investments, including our investments in several sponsored debt funds. These sponsored debt funds include Gold Hill Venture Lending 03, LP and its parallel funds, which primarily provide secured debt, typically to emerging-growth clients in their earliest stages; and the Partners for Growth funds, which are special situation debt funds that provide secured debt primarily to higher-risk, more established middle-market clients in their later stages.

SVB Alliant, a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority (“FINRA”), was our investment banking division, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. In 2005, we established SVB Alliant Europe Limited, a subsidiary of SVB Financial Group based in London, England, in order to provide investment advisory services to companies in Europe. SVB Alliant Europe Limited commenced full operations on May 2, 2006, when it received its license from the Financial Services Authority, an independent body that regulates the financial services industry in the United Kingdom. In July 2007, we announced that we had reached a decision to cease operations at SVB Alliant and SVB Alliant Europe Limited. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. As of the date of this report, all such client transactions have been completed. Other than the completion of wind-down activities, we expect to cease operations by the end of the first quarter of 2008.

Other Business Services includes SVB Global, SVB Private Client Services, SVB Analytics and SVB Wine Division. SVB Global includes our foreign subsidiaries, which facilitate our clients’ global expansion into major technology centers around the world. SVB Global provides a variety of services, including consulting and business services, referrals, and knowledge sharing, as well as identifying business opportunities for us. SVB

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Private Client Services provides a wide range of credit services to high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. SVB Private Client Services helps our clients meet their cash management needs by providing deposit account products and services, including checking accounts, deposit accounts, money market accounts, and certificates of deposit. SVB Analytics provides solutions to address the valuation needs of our client companies. SVB Analytics includes eProsper, a company that provides equity ownership data management services. SVB Analytics acquired a controlling interest in eProsper in August 2006. SVB Wine Division focuses on providing banking and financial products and services to our premium wine industry clients.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our segment information as of and for the years ended December 31, 2007, 2006 and 2005 is as follows:

(Dollars in thousands)	Commercial Banking	SVB Capital	SVB Alliant	Other Business Services	Reconciling Items	Total
Year Ended December 31, 2007
Net interest income	$339,862	$646	$854	$35,244	$4,327	$380,933
Provision for loan losses (1)	(11,016)	—	—	(1,236)	(4,584)	(16,836)
Noninterest income (2)	138,466	20,763	14,141	7,601	40,413	221,384
Noninterest expense, excluding impairment of goodwill (3)	(241,719)	(14,612)	(14,913)	(45,059)	(12,962)	(329,265)
Impairment of goodwill	—	—	(17,204)	—	—	(17,204)
Minority interest in net income of consolidated affiliates	—	—	—	—	(28,596)	(28,596)

Income (loss) before income tax expense (4)	$225,593	$6,797	$(17,122)	$(3,450)	$(1,402)	$210,416

Total average loans	$2,679,322	$—	$—	$807,771	$35,233	$3,522,326
Total average assets (5)	4,217,228	292,446	53,367	907,353	549,723	6,020,117
Total average deposits	3,689,478	—	—	257,208	15,574	3,962,260
Goodwill at December 31, 2007	$—	$—	$—	$4,092	$—	$4,092

Year Ended December 31, 2006
Net interest income	$296,722	$772	$752	$33,370	$20,841	$352,457
(Provision for) recovery of loan losses (1)	(6,306)	—	—	2,391	(5,962)	(9,877)
Noninterest income (2)	103,423	10,258	11,640	4,011	11,874	141,206
Noninterest expense, excluding impairment of goodwill (3)	(223,708)	(10,328)	(22,800)	(32,211)	(15,022)	(304,069)
Impairment of goodwill	—	—	(18,434)	—	—	(18,434)
Minority interest in net income of consolidated affiliates	—	—	—	—	(6,308)	(6,308)

Income (loss) before income tax expense (4)	$170,131	$702	$(28,842)	$7,561	$5,423	$154,975

Total average loans	$2,134,901	$—	$—	$715,515	$31,672	$2,882,088
Total average assets (5)	4,161,089	212,454	67,503	801,087	145,302	5,387,435
Total average deposits	3,677,140	—	—	222,448	22,269	3,921,857
Goodwill at December 31, 2006	$—	$—	$17,204	$4,092	$—	$21,296

Year Ended December 31, 2005
Net interest income	$236,918	$819	$336	$26,817	$34,403	$299,293
Recovery of (provision for) loan losses (1)	996	—	—	(2,187)	954	(237)
Noninterest income (2)	86,757	4,406	22,064	3,618	650	117,495
Noninterest expense (3)	(181,937)	(10,938)	(22,575)	(27,502)	(16,908)	(259,860)
Minority interest in net income of consolidated affiliates	—	—	—	—	(3,396)	(3,396)

Income (loss) before income tax expense (4)	$142,734	$(5,713)	$(175)	$746	$15,703	$153,295

Total average loans	$1,736,273	$—	$—	$624,955	$7,134	$2,368,362
Total average assets (5)	4,405,636	148,282	74,498	674,638	(113,277)	5,189,777
Total average deposits	3,956,210	—	—	186,105	24,161	4,166,476
Goodwill at December 31, 2005	$—	$—	$35,638	$—	$—	$35,638

(1)	For segment reporting purposes, we report net loan charge-offs as the provision for or recovery of loan losses. Thus, the Reconciling Items column includes $4.6 million and $6.0 million in net loan charge-offs for 2007 and 2006, respectively, and $1.0 million in net loan recoveries for 2005, which represents the difference between net loan charge-offs and the provision for loan losses.
(2)	Noninterest income presented in the Commercial Banking segment includes warrant income of $25.5 million, $10.5 million and $11.8 million in 2007, 2006 and 2005, respectively.
(3)	The Commercial Banking segment includes direct depreciation and amortization of $3.8 million, $3.2 million, and $2.0 million in 2007, 2006 and 2005, respectively. Due to the complexity of our cost allocation model, it is not feasible to determine the exact amount of the remaining depreciation and amortization expense allocated to the various business segments (totaling approximately $12.3 million, $6.2 million and $5.8 million in 2007, 2006 and 2005, respectively).
(4)	The internal reporting model used by management to assess segment performance does not calculate tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.
(5)	Total Average Assets equals the greater of total average assets or the sum of total deposits and total stockholders’ equity for each segment.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

24.	Parent Company Only Condensed Financial Information

The condensed balance sheets of SVB Financial at December 31, 2007 and 2006, and the related condensed statements of income and cash flows for 2007, 2006 and 2005, are presented below.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2007	2006
Assets:
Cash and due from banks	$5,390	$6,283
Securities purchased under agreement to resell and other short-term investment securities	39,496	4,500
Investment securities	82,311	83,435
Loans, net of unearned income	31,354	39,790
Other assets	58,438	54,757
Investment in subsidiaries:
Bank subsidiary	587,214	592,208
Nonbank subsidiaries	102,990	95,623

Total assets	$907,193	$876,596

Liabilities and Stockholders’ Equity:
Short-term borrowings	$—	$9,864
Contingently convertible debt	149,269	148,441
Junior subordinated debentures	52,511	51,355
Other liabilities	28,759	38,422

Total liabilities	230,539	248,082

Stockholders’ equity	676,654	628,514

Total liabilities and stockholders’ equity	$907,193	$876,596

Condensed Statements of Income

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Interest income	$4,646	$5,031	$3,762
Interest expense	(5,678)	(4,083)	(3,518)
Dividend income from bank subsidiary (1)	180,000	100,000	70,000
Gains on derivative instruments, net	21,525	9,759	3,875
Gains (losses) on investment securities, net	2,558	(558)	(2,339)
General and administrative expenses	(47,149)	(29,187)	(12,698)
Income tax benefit	8,321	6,398	5,024

Income before net income of subsidiaries	164,223	87,360	64,106
Equity in undistributed net income (loss) of nonbank subsidiaries	(2,320)	(13,033)	767
Equity in undistributed net (loss) income of bank subsidiary	(38,265)	15,058	27,664

Net income	$123,638	$89,385	$92,537

(1)	Certain dividends paid in 2004 were in excess of the amount permitted under the DFI guidelines. Therefore, in 2005 SVB Financial was required by the DFI to repatriate $28.4 million of the 2004 dividend to the Bank.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$123,638	$89,385	$92,537
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on derivative instruments, net	(21,525)	(9,759)	(3,875)
(Gains) losses on investment securities, net	(2,558)	558	2,339
Net income (loss) of bank subsidiary	38,265	(15,058)	(27,664)
Net income (loss) on nonbank subsidiaries	2,320	13,033	(767)
Decrease (increase) in other assets	17,845	1,171	(4,167)
(Decrease) increase in other liabilities	(9,663)	14,332	6,477
Increase in payable to Bank	—	(26,456)	(2,916)
Other, net	25,463	31,618	7,793

Net cash provided by operating activities	173,785	98,824	69,757

Cash flows from investing activities:
Net decrease (increase) in investment securities	21,795	(3,256)	19,265
Net decrease (increase) in loans	8,436	(25,064)	(13,156)
Investment in bank subsidiaries	(42,004)	(39,781)	(30,000)
Investment in nonbank subsidiaries	(9,687)	(3,550)	(20,643)

Net cash used for investing activities	(21,460)	(71,651)	(44,534)

Cash flows from financing activities:
(Decrease) increase in borrowings, net	(9,864)	9,864	(9,333)
Proceeds from issuance of common stock	31,212	33,872	18,626
Repurchases of common stock	(146,754)	(103,759)	(77,663)
Tax benefit of share-based compensation	7,184	12,034	—

Net cash used for financing activities	(118,222)	(47,989)	(68,370)

Net increase (decrease) in cash and cash equivalents	34,103	(20,816)	(43,147)
Cash and cash equivalents at beginning of year	10,783	31,599	74,746

Cash and cash equivalents at end of year	$44,886	$10,783	$31,599

25.	Subsequent Events

For the period January 1, 2008 through February 26, 2008, we repurchased 474,628 shares of our common stock at a total cost of $22.2 million. As of close of business, February 26, 2008, $127.5 million of our common shares may still be repurchased under our current common stock repurchase program.

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

26.	Unaudited Quarterly Financial Data

Our supplemental consolidated financial information for each three month period in 2007 and 2006 are as follows:

	Three months ended
(Dollars in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
2007:
Interest income	$105,966	$109,731	$113,171	$114,518
Interest expense	(12,602)	(15,155)	(17,463)	(17,233)

Net interest income	93,364	94,576	95,708	97,285
(Provision for) recovery of loan losses	407	(8,117)	(3,155)	(5,971)
Noninterest income	47,461	55,700	65,034	53,189
Noninterest expense	(82,117)	(97,916)	(82,959)	(83,477)
Minority interest in net income of consolidated affiliates	(10,356)	(5,825)	(10,458)	(1,957)

Income before tax expense	48,759	38,418	64,170	59,069
Income tax expense	(20,368)	(15,553)	(26,054)	(24,803)

Net income	$28,391	$22,865	$38,116	$34,266

Earnings per common share—basic	$0.82	$0.67	$1.12	$1.04
Earnings per common share—diluted	$0.76	$0.61	$1.03	$0.96
Goodwill at period end	$21,296	$4,092	$4,092	$4,092

2006:
Interest income	$89,405	$93,130	$100,304	$104,800
Interest expense	(5,526)	(7,368)	(10,496)	(11,792)

Net interest income	83,879	85,762	89,808	93,008
(Provision for) recovery of loan losses	2,474	(4,602)	(2,767)	(4,982)
Noninterest income	23,401	40,978	30,968	45,859
Noninterest expense	(70,688)	(93,638)	(75,007)	(83,170)
Minority interest in net (income) losses of consolidated affiliates	(244)	(5,814)	919	(1,169)

Income before tax expense	38,822	22,686	43,921	49,546
Income tax expense	(16,743)	(9,092)	(18,751)	(21,196)

Net income before cumulative effect of change in accounting principle	22,079	13,594	25,170	28,350
Cumulative effect of change in accounting principle, net of tax	192	—	—	—

Net income	$22,271	$13,594	$25,170	$28,350

Earnings per common share—basic, before cumulative effect of change in accounting principle	$0.63	$0.39	$0.73	$0.83
Earnings per common share—diluted, before cumulative effect of change in accounting principle	$0.57	$0.36	$0.68	$0.77
Earnings per common share—basic	$0.63	$0.39	$0.73	$0.83
Earnings per common share—diluted	$0.58	$0.36	$0.68	$0.77
Goodwill at period end	$35,638	$21,296	$21,296	$21,296

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

27.	Legal Matters

On October 4, 2007, a consolidated class action was filed in the United States District Court for the Central District of California, purportedly on behalf of a class of investors who purchased the common stock of Vitesse Semiconductor Corporation (“Vitesse”). The complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, against Vitesse, the Bank and other named defendants in connection with alleged fraudulent recognition of revenue by Vitesse, specifically with respect to sales of certain accounts receivable to the Bank. The relief sought under the complaint included rescission of the Vitesse shares held by plaintiffs and other class members or the appropriate measure of damages, as well as prejudgment and post-judgment interest and certain fees, costs and expenses. On January 28, 2008, the court dismissed with prejudice all claims against the Bank under the action.

Additionally, certain lawsuits and claims arising in the ordinary course of business have been filed or are pending against us or our affiliates. Based upon information available to us, our review of such claims to date and consultation with our outside legal counsel, management believes the liability relating to these actions, if any, will not have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations. Where appropriate, as we determine, we establish reserves in accordance with SFAS No. 5. The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operation.

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

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 pursuant to Exchange Act Rule 13a-15b. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

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

As of December 31, 2007, the Company carried out an assessment, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the Company’s internal control over financial reporting, management used the framework established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

KPMG LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements of the Company, has issued an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

(c)	Changes in Internal Control Over Financial Reporting

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

The information set forth under the sections titled “Proposal No. 1—Election of Directors”, “Information on Executive Officers”, “Board Committees and Meeting Attendance”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Principles and Board Matters” contained in the definitive proxy statement for SVB Financial Group’s 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.	Executive Compensation

The information set forth under the sections titled “Information on Executive Officers”, “Compensation Discussion and Analysis”, “Compensation for Named Executive Officers”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee of the Board on Executive Compensation” contained in the definitive proxy statement for SVB Financial Group’s 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the sections titled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Principal Stockholders” contained in the definitive proxy statement for SVB Financial Group’s 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Our stockholders have approved each of our active equity compensation plans. The following table provides certain information as of December 31, 2007 with respect to our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (2))
Equity compensation plans approved by stockholders	3,769,229	$33.74	3,556,436
Equity compensation plans not approved by stockholders	n/a	n/a	n/a

Total .	3,769,229	$33.74	3,556,436

(1)	Represents options granted under our 2006 Equity Incentive Plan, Amended and Restated 1997 Equity Incentive Plan and Amended and Restated 1989 Stock Option Plan. This number does not include securities to be issued for unvested restricted stock and restricted stock unit awards of 376,181 shares.
(2)	Includes shares available for issuance under our 2006 Equity Incentive Plan. This table does not include 757,825 shares available for issuance under the 1999 Employee Stock Purchase Plan.

For additional information concerning our equity compensation plans, refer to Note 4 (Share-Based Compensation) of the “Notes to the Consolidated Financial Statements” under Part II, Item 8 in this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information set forth under the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance Principles and Board Matters—Board Independence” in the definitive proxy statement for SVB Financial Group’s 2008 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the section titled “Principal Audit Fees and Services” contained in the definitive proxy statement for SVB Financial Group’s 2008 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Exhibits:

		Page
(1)	Financial Statements. The following consolidated financial statements of the registrant and its subsidiaries are included in Part II Item 8:

	Report of Independent Registered Public Accounting Firm	84
	Consolidated Balance Sheets as of December 31, 2007 and 2006	85
	Consolidated Statements of Income for the three years ended December 31, 2007	86
	Consolidated Statements of Comprehensive Income for the three years ended December 31, 2007	87
	Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2007	88
	Consolidated Statements of Cash Flows for the three years ended December 31, 2007	89
	Notes to Consolidated Financial Statements	90

(2)	Financial Statement Schedule
	The consolidated financial statements and supplemental data are contained in Part II Item 8. All schedules other than as set forth above are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes in Part II Item 8.	84

(3)	Exhibits. See Index to Exhibits included at the end of this Form 10-K	153

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SVB FINANCIAL GROUP

/s/ KENNETH P. WILCOX
Kenneth P. Wilcox President, Chief Executive Officer and Director Dated: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ ALEX W. HART Alex W. Hart	Chairman of the Board of Directors and Director	February 29, 2008

/S/ KENNETH P. WILCOX Kenneth P. Wilcox	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/S/ MICHAEL DESCHENEAUX Michael Descheneaux	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008

/S/ ERIC A. BENHAMOU Eric A. Benhamou	Director	February 29, 2008

/S/ DAVID M. CLAPPER David M. Clapper	Director	February 29, 2008

/S/ ROGER F. DUNBAR Roger F. Dunbar	Director	February 29, 2008

/S/ JOEL P. FRIEDMAN Joel P. Friedman	Director	February 29, 2008

/S/ G. FELDA HARDYMON G. Felda Hardymon	Director	February 29, 2008

/S/ C. RICHARD KRAMLICH C. Richard Kramlich	Director	February 29, 2008

Lata Krishnan *	Director

/S/ JAMES R. PORTER James R. Porter	Director	February 29, 2008

/S/ MICHAELA K. RODENO Michaela K. Rodeno	Director	February 29, 2008

/S/ KYUNG H. YOON Kyung H. Yoon	Director	February 29, 2008

*	Elected as of February 8, 2008

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement between Silicon Valley Bancshares and Alliant Partners	8-K	000-15637	2.1	October 2, 2001
3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005
3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	January 29, 2007
3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.3	February 27, 2004
4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003
4.2	Form of Note (included in Exhibit 4.9)	S-3	333-107994	4.2	August 14, 2003
4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003
4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003
4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003
4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003
4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003
4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.17	November 19, 2003
4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003
4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003
4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004
4.13	Amendment No. 1 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004
4.14	Amendment No. 2 to Amended and Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between SVB Financial Group and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Office Lease Agreement, dated as of September 15, 2004, between CA-Lake Marriott Business Park Limited Partnership and Silicon Valley Bank: 3003 Tasman Drive, Santa Clara, CA 95054	8-K	000-15637	10.28	September 20, 2004
*10.2	1989 Stock Option Plan	10-Q	000-15637	10.28	August 13, 1996
*10.3	401(k) and Employee Stock Ownership Plan	10-K	000-15637	10.6	March 16, 2005
*10.4	Retention Program Plan	10-K	000-15637	10.7	March 27, 2006
*10.5	1999 Employee Stock Purchase Plan	10-K	000-15637	10.44	March 17, 2000
*10.6	1997 Equity Incentive Plan, as amended	DEF 14A	000-15637	B-1	March 16, 2005
*10.7	Form of Indemnity Agreement	10-Q	000-15637	10.50	November 14, 2003
*10.8	Senior Management Incentive Compensation Plan	10-K	000-15637	10.18	March 27, 2006
*10.9	Deferred Compensation Plan	8-K	000-15637	10.29	November 3, 2004
*10.10	Form of Restricted Stock Unit Agreement under 1997 Equity Incentive Plan	8-K	000-15637	10.30	November 5, 2004
*10.11	Form of Incentive Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.31	November 9, 2004
*10.12	Form of Nonqualified Stock Option Agreement under 1997 Equity Incentive Plan	10-Q	000-15637	10.32	November 9, 2004
*10.13	Form of Restricted Stock Award under 1997 Equity Incentive Plan	10-Q	000-15637	10.33	November 9, 2004
*10.14	Change in Control Severance Plan	10-Q	000-15637	10.27	November 9, 2007
*10.15	2006 Equity Incentive Plan	8-K	000-15637	10.28	May 2, 2007
*10.16	Form of Incentive Stock Option Agreement under 2006 Equity Incentive Plan	8-K	000-15637	99.1	June 8, 2006
*10.17	Form of Nonqualified Stock Option Agreement under 2006 Equity Incentive Plan	8-K	000-15637	99.2	June 8, 2006
*10.18	Form of Restricted Stock Unit Agreement for Executive Officers under 2006 Equity Incentive Plan	8-K	000-15637	99.3	June 8, 2006
*10.19	Form of Restricted Stock Unit Agreement for Employees under 2006 Equity Incentive Plan	8-K	000-15637	99.4	June 8, 2006
*10.20	Form of Restricted Stock Award Agreement under 2006 Equity Incentive Plan	8-K	000-15637	99.5	June 8, 2006
*10.21	Offer Letter dated November 2, 2006, for Michael Descheneaux	8-K	000-15637	10.31	April 17, 2007
*10.22	Offer Letter dated April 25, 2007, for Michael Descheneaux		000-15637	10.32	May 2, 2007
*10.23	Form of Restricted Stock Unit Agreement for Directors under 2006 Equity Incentive Plan		000-15637	10.33	November 9, 2007
*10.24	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan		000-15637	10.34	November 9, 2007
14.1	Code of Ethics	10-K	000-15637	14.1	March 11, 2004
21.1	Subsidiaries of SVB Financial Group					X
23.1	Consent of KPMG LLP, independent registered public accounting firm.					X
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certifications					*	*

*	Denotes management contract or any compensatory plan, contract or arrangement.
**	Furnished herewith.