Form 10-Q
period 2008-03-31
SVB FINANCIAL GROUP
filed 2008-05-09
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2008, 32,009,701 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	March 31, 2008	December 31, 2007
Assets
Cash and due from banks	$303,973	$325,399
Securities purchased under agreement to resell and other short-term investment securities	372,159	358,664
Investment securities	1,618,542	1,602,574
Loans, net of unearned income	4,349,238	4,151,730
Allowance for loan losses	(49,636)	(47,293)

Net loans	4,299,602	4,104,437
Premises and equipment, net of accumulated depreciation and amortization	36,725	38,628
Goodwill	4,092	4,092
Accrued interest receivable and other assets	262,210	258,662

Total assets	$6,897,303	$6,692,456

Liabilities, Minority Interest and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$3,034,885	$3,226,859
Negotiable order of withdrawal (NOW)	71,440	35,909
Money market	1,009,226	941,242
Time	386,213	335,110
Foreign sweep	267,449	72,083

Total deposits	4,769,213	4,611,203
Short-term borrowings	120,000	90,000
Other liabilities	167,016	199,243
Long-term debt	893,189	875,254

Total liabilities	5,949,418	5,775,700

Commitments and contingencies

Minority interest in capital of consolidated affiliates	272,729	240,102
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 31,879,622 and 32,670,557 shares outstanding, respectively	32	33
Retained earnings	678,078	682,911
Accumulated other comprehensive loss	(2,954)	(6,290)

Total stockholders’ equity	675,156	676,654

Total liabilities, minority interest and stockholders’ equity	$6,897,303	$6,692,456

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands, except per share amounts)	2008	2007
Interest income:
Loans	$89,759	$85,232
Investment securities:
Taxable	13,770	16,293
Non-taxable	937	607
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	4,117	3,834

Total interest income	108,583	105,966

Interest expense:
Deposits	5,269	2,188
Borrowings	11,233	10,414

Total interest expense	16,502	12,602

Net interest income	92,081	93,364
Provision for (recovery of) loan losses	7,723	(407)

Net interest income after provision for (recovery of) loan losses	84,358	93,771

Noninterest income:
Client investment fees	13,722	12,034
Foreign exchange fees	7,844	5,259
Deposit service charges	5,891	3,211
Corporate finance fees	3,640	2,915
Letter of credit and standby letter of credit income	2,946	2,931
Gains on derivative instruments, net	2,599	1,973
(Losses) gains on investment securities, net	(6,112)	12,251
Other	11,035	6,887

Total noninterest income	41,565	47,461

Noninterest expense:
Compensation and benefits	53,781	53,360
Professional services	8,801	9,150
Premises and equipment	5,188	5,142
Net occupancy	4,348	4,804
Business development and travel	3,422	2,915
Correspondent bank fees	1,506	1,549
Telephone	1,152	1,433
Data processing services	1,077	1,028
Reduction of provision for unfunded credit commitments	(165)	(1,109)
Other	4,327	3,845

Total noninterest expense	83,437	82,117

Income before minority interest in net loss (income) of consolidated affiliates and income tax expense	42,486	59,115
Minority interest in net loss (income) of consolidated affiliates	4,218	(10,356)

Income before income tax expense	46,704	48,759
Income tax expense	18,801	20,368

Net income	$27,903	$28,391

Earnings per common share—basic	$0.86	$0.82
Earnings per common share—diluted	$0.81	$0.76

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2008	2007
Net income	$27,903	$28,391
Other comprehensive income, net of tax:
Foreign currency translation losses, net of tax	(59)	(108)
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding gains, net of tax	2,911	3,160
Reclassification adjustment for realized losses (gains) included in net income, net of tax	484	(186)

Other comprehensive income, net of tax	3,336	2,866

Comprehensive income	$31,239	$31,257

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$27,903	$28,391
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	7,723	(407)
(Reduction of) unfunded credit commitments	(165)	(1,109)
Changes in fair values of derivatives, net	2,325	(482)
Losses (gains) on investment securities, net	6,112	(12,251)
Depreciation and amortization	5,906	4,771
Minority interest in net (loss) income of consolidated affiliates	(4,218)	10,356
Tax benefit of original issue discount	627	819
Tax benefits of share-based compensation and other	620	321
Amortization of share-based compensation	3,647	3,648
Amortization of deferred warrant-related loan fees	(1,862)	(1,561)
Deferred income tax expense	8,669	2,533
Loss on valuation adjustments to other real estate owned property	114	—
Changes in other assets and liabilities:
Accrued interest receivable	3,928	45
Accounts receivable	269	(233)
Income tax receivable, net	2,969	(4,900)
Accrued compensation	(42,914)	(26,024)
Foreign exchange spot contract assets	4,050	544
Other, net	2,627	8,953

Net cash provided by operating activities	28,330	13,414

Cash flows from investing activities:
Purchases of available-for-sale securities	(27,726)	(13,155)
Proceeds from sales of available-for-sale securities	910	1,933
Proceeds from maturities and pay downs of available-for-sale securities	43,831	79,442
Purchases of nonmarketable securities (cost and equity method accounting)	(15,956)	(7,433)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	1,801	4,783
Proceeds from nonmarketable securities (cost and equity method accounting)	354	2,075
Purchases of nonmarketable securities (investment fair value accounting)	(26,847)	(16,698)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	5,767	3,934
Net (increase) decrease in loans	(204,028)	119,601
Proceeds from recoveries of charged-off loans	828	2,266
Payment for acquisition of intangibles, net of cash acquired	—	(209)
Purchases of premises and equipment	(1,983)	(3,859)

Net cash (used for) provided by investing activities	(223,049)	172,680

Cash flows from financing activities:
Net increase (decrease) in deposits	158,010	(161,418)
Repayment of long-term debt	(244)	—
Increase (decrease) in short-term borrowings	30,000	(99,636)
Capital contributions from minority interest participants, net of distributions	37,358	18,622
Stock compensation related tax benefits	774	1,841
Proceeds from issuance of common stock	5,510	5,907
Repurchases of common stock	(44,620)	(19,121)

Net cash provided by (used for) financing activities	186,788	(253,805)

Net decrease in cash and cash equivalents	(7,931)	(67,711)
Cash and cash equivalents at beginning of year	684,063	632,585

Cash and cash equivalents at end of period	$676,132	$564,874

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business

SVB Financial Group (“SVB Financial” or the “Parent”) is a diversified financial services company, as well as a bank holding company and financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to support our clients throughout their life cycles. In this Quarterly Report on Form 10-Q, when we refer to “SVB Financial Group,” the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”). When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group.

2. Basis of Presentation

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

The accompanying interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2 (Summary of Significant Accounting Policies) under Part II, Item 8 of our 2007 Form 10-K.

The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the valuation of non-marketable securities, the adequacy of the allowance for loan losses, valuation of equity warrant assets, the recognition and measurement of income tax assets and liabilities, and the adequacy of the reserve for unfunded credit commitments.

In July 2007, we reached a decision to cease operations at SVB Alliant, our investment banking subsidiary, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. As of March 31, 2008 all such client transactions have been completed. Other than the completion of wind-down activities, all operations at SVB Alliant have been ceased as of March 31, 2008. We have not presented the results of operations of SVB Alliant in discontinued operations for the first quarter of 2008 or for any comparative period presented based on our assessment of the materiality of Alliant’s results to our consolidated results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

Recent Accounting Pronouncements

We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. In February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption on January 1, 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option.

In May 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). This new standard provides guidance for determining whether an entity is an “investment company,” as defined in the pronouncement, and whether the specialized industry accounting principles for investment companies should be retained in the consolidated financial statements of the parent or of an equity method investor. As originally issued, SOP 07-1 was effective for the year beginning January 1, 2008; however, on February 14, 2008, the FASB issued FASB Staff Position No. SOP 07-1-1, Effective Date of AICPA Statement of Position 07-1, which delays indefinitely the effective date of SOP 07-1. We are currently monitoring any changes to the existing guidance.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and applies prospectively to our business combinations for which the acquisition date is on or after January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to provide enhanced disclosure information that should enable financial statement users to better understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently assessing the impact of SFAS No. 161 on our consolidated financial position and results of operations. The principal impact of SFAS No. 161 will require us to expand our disclosures regarding our derivative instruments.

3. Earnings Per Share (“EPS”)

The following is a reconciliation of basic EPS to diluted EPS:

	Three months ended March 31,
(Dollars and shares in thousands, except per share amounts)	2008	2007
Numerator:
Net income	$27,903	$28,391

Denominator:
Weighted average common shares outstanding-basic	32,280	34,422
Weighted average effect of dilutive securities:
Stock options	1,012	1,328
Restricted stock awards and units	73	93
Convertible debt (See Note 8 "Short-Term Borrowings and Long-Term Debt")	1,218	1,320

Denominator for diluted calculation	34,583	37,163

Net income per share:
Basic	$0.86	$0.82

Diluted	$0.81	$0.76

Stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted EPS calculation as their inclusion would have been anti-dilutive. Warrants outstanding under the warrant agreement entered into concurrent with the issuance of our contingently convertible notes in May 2003 were excluded from the diluted calculation for the three months ended March 31, 2008 and 2007, as their exercise price was higher than the average market price of the common stock and hence their inclusion would have been anti-dilutive. We included the dilutive effect of the $150.0 million zero-coupon, convertible subordinated notes in our diluted EPS calculation using the treasury stock method, in accordance with the provisions of EITF No. 90-19, Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion and SFAS No. 128, Earnings Per Share.

In September 2004, the Emerging Issues Task Force (“EITF”) reached final consensus on EITF 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS. Under this standard, contingently convertible debt should be treated as convertible debt and included in the calculation of diluted EPS. The assumed proceeds under the treasury stock method were calculated by subtracting the aggregate weighted average conversion price from the average market price of the shares related to the contingently convertible debt.

The following table summarizes the potential common shares excluded from the diluted EPS calculation:

	Three months ended March 31,
(Shares in thousands)	2008	2007
Stock options	880	890
Restricted stock awards and units	3	—
Warrants (Note 9 “Derivative Financial Instruments”)	4,451	4,455

Total	5,334	5,345

4. Share-Based Compensation

For the three months ended March 31, 2008 and 2007, we recorded share-based compensation expense of $3.5 million and $3.8 million, respectively, resulting in the recognition of $0.8 million and $1.8 million, respectively, in related tax benefits.

Unrecognized Compensation Expense

At March 31, 2008, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$6,414	1.04
Restricted stock awards and units	10,839	1.76

Total unrecognized share-based compensation expense	$17,253

Share-Based Payment Award Activity

The table below provides stock option information related to the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three months ended March 31, 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2007	3,769,229	$33.74
Granted	13,850	46.43
Exercised	(186,461)	29.84
Forfeited	(6,623)	46.79
Expired	(2,627)	44.38

Outstanding at March 31, 2008	3,587,368	33.96	3.39	$39,293,389

Vested and expected to vest at March 31, 2008	3,505,562	33.62	3.34	39,272,990

Exercisable at March 31, 2008	2,758,146	$30.25	2.96	$38,115,237

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $43.64 at March 31, 2008. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $3.3 million and $5.5 million, respectively.

The table below provides information for restricted stock awards and restricted stock units under the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the three months ended March 31, 2008:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2007	376,181	$44.58
Granted	7,458	47.00
Vested	(3,429)	45.59
Forfeited	(2,836)	45.00

Nonvested at March 31, 2008	377,374	$44.62

5. Securities Purchased under Agreement to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreement to resell and other short-term investment securities at March 31, 2008 and December 31, 2007, respectively:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Securities purchased under agreement to resell	$51,719	$62,181
Interest-earning deposits	83,876	81,553
Other short-term investment securities	236,564	214,930

Total securities purchased under agreement to resell and other short-term investment securities	$372,159	$358,664

6. Investment Securities

The detailed composition of our investment securities at March 31, 2008 and December 31, 2007 is presented as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Marketable securities:
Available-for-sale securities, at fair value	$1,246,465	$1,259,106
Marketable securities (investment company fair value accounting) (1)	4,837	3,591
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)	211,361	194,862
Other private equity investments (3)	52,287	44,872
Other investments (4)	3,065	12,080
Non-marketable securities (equity method accounting):
Other investments (5)	21,266	21,299
Low income housing tax credit funds	23,509	24,491
Non-marketable securities (cost method accounting):
Private equity fund investments (6)	45,686	35,006
Other private equity investments	10,066	7,267

Total investment securities	$1,618,542	$1,602,574

(1)	Marketable securities (investment company fair value accounting) represent investments managed by us that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares. At March 31, 2008 and December 31, 2007 they include investments made by the following funds:

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Partners for Growth, LP	$3,981	50.0%	$2,556	50.0%
SVB India Capital Partners I, LP	856	13.9%	1,035	13.9%

Total marketable securities	$4,837		$3,591

(2)	Private equity fund investments at March 31, 2008 and December 31, 2007 include investments made by the following consolidated funds of funds:

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$70,160	12.6%	$68,744	12.6%
SVB Strategic Investors Fund II, LP	87,854	8.6	81,382	8.6
SVB Strategic Investors Fund III, LP	53,347	5.9%	44,736	5.9%

Total private equity fund investments	$211,361		$194,862

(3)	Other private equity investments at March 31, 2008 and December 31, 2007 include investments made by the following consolidated co-investment funds:

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$26,886	10.7%	$28,068	10.7%
SVB Capital Partners II, LP (i)	23,065	5.1	14,458	5.1
SVB India Capital Partners I, LP	2,336	13.9%	2,346	13.9%

Total other private equity investments	$52,287		$44,872

(i)	At March 31, 2008, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(4)	Other investments within non-marketable securities (investment company fair value accounting) include investments made by Partners for Growth, LP, a consolidated sponsored debt fund. At March 31, 2008, we had a majority ownership interest of approximately 50.0% in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(5)	Other investments within non-marketable securities (equity method accounting) at March 31, 2008 and December 31, 2007 include investments made in the following sponsored debt funds:

	March 31, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$14,284	9.3%	$15,915	9.3%
Partners for Growth II, LP	6,982	24.2%	5,384	24.2%

Total other investments	$21,266		$21,299

(i)	At March 31, 2008, we had a direct ownership interest of 4.8% in the fund. In addition, at March 31, 2008, we had an indirect ownership interest of 90.7% in the fund’s general partner, Gold Hill Venture Lending Partners 03, LLC (“GHLLC”). GHLLC has a direct ownership interest of 5.0% in Gold Hill Venture Lending 03, LP and its parallel funds. Taking into consideration our ownership interest of GHLLC, our direct and indirect ownership interest in Gold Hill Venture Lending 03, LP is 9.3%.

(6)	Represents investments in 334 and 324 private equity funds at March 31, 2008 and December 31, 2007, respectively, where our ownership interest is less than 5%.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, at March 31, 2008:

	March 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
(Dollars in thousands)
U.S. agencies and corporations:
Collateralized mortgage obligations (1)	$73,926	$(1,283)	$155,912	$(6,339)	$229,838	$(7,622)
Mortgage-backed securities (1)	99,689	(1,316)	70,949	(2,127)	170,638	(3,443)
Commercial mortgage-backed securities (1)	9,704	(192)	48,075	(1,728)	57,779	(1,920)
Municipal bonds and notes	36,048	(730)	—	—	36,048	(730)
Marketable equity securities	2,907	(2,609)	—	—	2,907	(2,609)

Total temporarily impaired securities	$222,274	$(6,130)	$274,936	$(10,194)	$497,210	$(16,324)

(1)

As of March 31, 2008, we identified a total of 129 investments that were in unrealized loss positions, of which 44 investments totaling $274.9 million with unrealized losses of $10.2 million had fair values less than their adjusted cost for a period of time greater than 12 months. Securities classified as collateralized mortgage obligations totaling $155.9 million with unrealized losses of $6.3 million were originally purchased between May 2002 and July 2005. Securities classified as mortgage-backed securities totaling $70.9 million with unrealized losses of $2.1 million were originally purchased between June 2003 and March 2005. Securities classified as commercial mortgage-backed securities totaling $48.1 million with unrealized losses of $1.7 million were originally purchased between April 2005 and July 2005. All investments with unrealized losses for a period of time greater than 12 months are either rated AAA by Moody’s or S&P or are issued by a government sponsored enterprise. The unrealized losses are due to increases in market interest rates or increases in market spreads to benchmark interest rates. Based on the underlying credit quality of the investments, we expect these impairments to be temporary and as such, we expect to recover impairments prior to maturity and we have the intent and ability to hold the securities until the market value recovers or until maturity. Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, as of December 31, 2007:

	December 31, 2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agencies and corporations:
Collateralized mortgage obligations	$—	$—	$408,238	$(7,828)	$408,238	$(7,828)
Mortgage-backed securities	9,759	(12)	331,300	(5,700)	341,059	(5,712)
U.S. agency debentures	—	—	74,575	(440)	74,575	(440)
Commercial mortgage-backed securities	—	—	51,380	(740)	51,380	(740)
Municipal bonds and notes	24,327	(240)	—	—	24,327	(240)
Marketable equity securities	7,391	(884)	—	—	7,391	(884)

Total temporarily impaired securities	$41,477	$(1,136)	$865,493	$(14,708)	$906,970	$(15,844)

The following table presents the components of gains and losses on investment securities for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(Dollars in thousands)	2008	2007
Gross gains on investment securities:
Available-for-sale securities, at fair value	$66	$318
Marketable securities (investment company fair value accounting)	—	42
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	10,100	12,592
Other private equity investments	1,718	47
Other investments	—	567
Non-marketable securities (equity method accounting):
Other investments	369	324
Non-marketable securities (cost method accounting):
Private equity fund investments	284	224
Other private equity investments	—	227

Total gross gains on investment securities	12,537	14,341

Gross losses on investment securities:
Available-for-sale securities, at fair value	(887)	—
Marketable securities (investment company fair value accounting)	(1,913)	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(7,317)	(1,206)
Other private equity investments	(1,653)	(700)
Other investments	(5,514)	—
Non-marketable securities (equity method accounting):
Other investments	(1,091)	—
Non-marketable securities (cost method accounting):
Private equity fund investments	(274)	(184)
Other private equity investments	—	—

Total gross losses on investment securities	(18,649)	(2,090)

(Losses) gains on investment securities, net	$(6,112)	$12,251

Net losses on investment securities of $6.1 million for the three months ended March 31, 2008 were mainly attributable to net losses of $8.0 million from our sponsored debt funds and $0.8 million from the sale of certain equity securities, which are publicly-traded shares acquired upon exercise of equity warrant assets and are typically subject to transfer restrictions. These net losses were partially offset by net gains of $2.8 million from our managed funds of funds. Included in the $8.0 million in net losses from our sponsored debt funds are $7.8 million of net losses from valuations mainly attributable to a decrease in the share price of one investment, which was subject to transfer restrictions. Of the $6.1 million in net losses, $1.9 million was attributable to minority interests and these amounts are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net Loss (Income) of Consolidated Affiliates”.

7. Loans and Allowance for Loan Losses

The composition of loans, net of unearned income of $28.3 million and $26.4 million at March 31, 2008 and December 31, 2007, respectively, is presented in the following table:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Commercial loans	$3,509,868	$3,321,911
Premium wine (1)	372,663	378,148
Community development loans (2)	54,340	52,094
Consumer and other (3)	412,367	399,577

Total loans, net of unearned income	$4,349,238	$4,151,730

(1)	Premium wine consists of loans for vineyard development as well as financial solutions to meet the needs of our clients’ premium wineries and vineyards.
(2)	Community development loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act.
(3)	Consumer and other loans consist of loans to targeted high-net-worth individuals using both long-term secured and short-term unsecured lines of credit. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, and capital call lines of credit. This category also includes loans made to eligible employees through our Employee Home Ownership Plan.

The activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007 was as follows:

	Three months ended March 31,
(Dollars in thousands)	2008	2007
Allowance for loan losses, beginning balance	$47,293	$42,747
Provision for (recovery of) loan losses	7,723	(407)
Loan charge-offs	(6,208)	(4,350)
Loan recoveries	828	2,266

Allowance for loan losses, ending balance	$49,636	$40,256

The aggregate investment in loans for which impairment has been determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”) was $7.6 million at both March 31, 2008 and December 31, 2007. The allocation of the allowance for loan losses related to impaired loans was $1.7 million and $1.4 million at March 31, 2008 and December 31, 2007, respectively. Average impaired loans for the three months ended March 31, 2008 and 2007 was $8.2 million and $10.5 million, respectively. If these loans had not been impaired, $0.1 million and $0.3 million in interest income would have been recorded for the three months ended March 31, 2008 and 2007, respectively.

8. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt outstanding at March 31, 2008 and December 31, 2007:

(Dollars in thousands)	Maturity	March 31, 2008	December 31, 2007
Short-term borrowings:
Federal funds purchased	Less than One Month (1)	$35,000	$—
FHLB advances	Less than One Month (1)	85,000	90,000

Total short-term borrowings		$120,000	$90,000

Long-term debt:
FHLB advances	(2)	$150,000	$150,000
5.70% senior notes	June 1, 2012	268,288	259,706
6.05% subordinated notes	June 1, 2017	268,703	261,099
Contingently convertible debt (4)	June 15, 2008	149,448	149,269
7.0% junior subordinated debentures	October 15, 2033	54,273	52,511
8.0% long-term notes payable	(3)	2,477	2,669

Total long-term debt		$893,189	$875,254

(1)	Represents remaining maturity as of the date reported.
(2)	Represents Federal Home Loan Bank (“FHLB”) advances of $50 million maturing in November 2008, $50 million maturing in May 2009 and $50 million maturing in November 2009.
(3)	Long-term debt payable was assumed in relation to the acquisition of a 65% interest in eProsper in 2006 and was repayable beginning January 1, 2008 with last repayment due November 2009.
(4)	We received conversion notices relating to our contingently convertible debt in an aggregate principal amount of $52 thousand during the three months ended March 31, 2008. At March 31, 2008, 4,451,092 shares of our common stock were available for conversion through June 15, 2008.

Interest expense related to short-term borrowings and long-term debt was $11.2 million and $10.4 million for the three months ended March 31, 2008 and 2007, respectively. The weighted average interest rates associated with our short-term borrowings and long-term debt outstanding were 4.03 percent and 4.69 percent for the three months ended March 31, 2008 and 2007, respectively.

Available Lines of Credit

At March 31, 2008, we had available $1.30 billion in uncommitted federal funds lines of credit, of which $1.27 billion were unused. We have repurchase agreements with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. At March 31, 2008, we had not borrowed against our repurchase lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at March 31, 2008 totaled $267.2 million, of which $32.2 million was unused. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices totaled $65.4 million at March 31, 2008. We have not borrowed against this pledged collateral.

9. Derivative Financial Instruments

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives at March 31, 2008 and December 31, 2007, respectively, were as follows:

	March 31, 2008			December 31, 2007
(Dollars in thousands)	Notional or contractual amount	Credit risk amount (1)	Estimated net fair value	Notional or contractual amount	Credit risk amount (1)	Estimated net fair value
Fair Value Hedges
Interest rate swap - senior notes	$250,000	$18,487	$18,487	$250,000	$9,878	$9,878
Interest rate swap - subordinated notes	250,000	19,215	19,215	250,000	11,621	11,621
Interest rate swap - junior subordinated debt	50,000	—	(53)	50,000	—	(1,304)
Derivatives - Other
Foreign exchange forwards	600,257	13,948	(900)	580,861	12,290	1,586
Foreign currency options	132,665	1,018	—	63,906	492	—
Equity warrant assets	$107,354	$32,906	$32,906	$101,035	$31,317	$31,317

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties.

Fair Value Hedges

On May 15, 2007, the Bank issued 5.70% senior notes, due June 1, 2012, in an aggregate principal amount of $250.0 million and 6.05% subordinated notes, due June 1, 2017, in an aggregate principal amount of $250.0 million (collectively, the “Notes”). Concurrent with the issuance of the Notes, we entered into interest rate swap agreements, whereby we swapped the fixed interest rate of the Notes with a variable interest rate based on the London Inter-Bank Offered Rate (“LIBOR”) to hedge against the risk of changes in fair values due to changes in interest rates. We use the “shortcut” method for these fair value hedges. In order to assume no ineffectiveness, we ensure that all the shortcut method requirements of SFAS No. 133 for this type of hedge relationship are met. The interest rate swap agreements provided a cash benefit of $0.3 million for both the senior notes and the subordinated notes for the three months ended March 31, 2008, which were recognized in the consolidated statements of income as a reduction in interest expense.

In October 2003, we entered into an interest rate swap agreement whereby we swapped the fixed interest rate of our 7.0% junior subordinated debentures with a variable interest rate based on LIBOR. Subsequently, in April 2006, we designated this interest rate swap as a fair value hedge. The interest rate swap agreement provided a cash benefit of $0.2 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively. The cash benefit was recognized in the consolidated statements of income as a reduction in interest expense. For the three months ended March 31, 2008, we recorded a loss resulting from a non-cash decrease in fair value of the fair value hedge agreement of $0.5 million, which was reflected in gains on derivative instruments, net.

Derivatives - Other

We enter into various derivative contracts primarily to provide derivative products or services to customers. All of these contracts are carried at fair value with changes in fair value recorded as gains on derivatives, net as part of our noninterest income, a component of consolidated net income.

We obtain equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The change in fair value of equity warrant assets is recorded as gains on derivative instruments, net, in noninterest income, a component of consolidated net income. Total net gains on equity warrant assets from gains on exercise and changes in fair value were $5.5 million and $1.4 million for the three months ended March 31, 2008 and 2007, respectively.

Derivative Fair Value Instruments Indexed to and Potentially Settled in a Company’s Own Stock

On May 20, 2003, we issued $150.0 million of zero-coupon, convertible subordinated notes at face value, due June 15, 2008 (the “2003 Convertible Notes”). Concurrent with the issuance of the 2003 Convertible Notes, we entered into a convertible note hedge (purchased call option) at a cost of $39.3 million, and a warrant agreement providing proceeds of $17.4 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the contingently convertible notes.

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we have the right to purchase up to 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. The convertible note hedge agreement will expire on June 15, 2008. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock. For the three months ended March 31, 2008 we exercised our right to purchase 1,546 shares under the terms of the convertible note hedge.

At issuance, under the warrant agreement, the counterparty could purchase up to 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire on June 15, 2008. Due to conversion events for the three months ended March 31, 2008, the counterparty’s right to purchase our stock under warrant has been decreased by 1,546 shares (see Note 3 (Earnings Per Share)).

10. Common Stock Repurchases

In July 2007, our Board of Directors approved a stock repurchase program, authorizing us to purchase up to $250.0 million of our common stock. We repurchased 1.0 million shares of our common stock for the three months ended March 31, 2008 totaling $44.6 million, compared to 0.4 million shares for the comparable 2007 period totaling $19.1 million. At March 31, 2008, $105.1 million of our common stock remained authorized for repurchase under our common stock repurchase program, which expires on July 31, 2008.

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

For management reporting purposes, we offer clients financial products and services through four strategic operating segments: Commercial Banking, SVB Capital, SVB Alliant and Other Business Services. Our Other Business Services group includes SVB Global, SVB Private Client Services, SVB Analytics and SVB Wine Division. In July 2007, we reached a decision to cease operations at SVB Alliant, our investment banking subsidiary, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. As of March 31, 2008 all such client transactions have been completed. Other than the completion of wind-down activities, all operations at SVB Alliant have been ceased as of March 31, 2008. We have not presented the results of operations of SVB Alliant in discontinued operations for the first quarter of 2008 or for any comparative period presented based on our assessment of the materiality of SVB Alliant’s results to our consolidated results of operations. We continue to report the results of operations of SVB Alliant as a separate operating segment for the first quarter of 2008. SVB Alliant will no longer be reported as an operating segment in the second quarter of 2008.

Unlike financial reporting, which benefits from the comprehensive structure provided by GAAP, the internal profitability reporting process is highly subjective, as there is no comprehensive, authoritative guidance for management reporting. Our management reporting process measures the performance of our operating segments based on our internal operating structure and is not necessarily comparable with similar information for other financial services companies. In addition, changes in an individual client’s primary relationship designation have resulted, and may in the future result, in the inclusion of certain clients in different segments in different periods. We have reclassified certain prior period amounts to conform to the current period’s presentation.

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS No. 131. Of our operating segments, only Commercial Banking, SVB Capital and SVB Alliant were determined to be reportable segments as of March 31, 2008. SVB Global, SVB Private Client Services, SVB Analytics and SVB Wine Division did not meet the separate reporting thresholds and as a result, in the table below, have been aggregated in a column labeled “Other Business Services” for segment reporting purposes.

The Reconciling Items column reflects certain other business service units that did not meet the separate reporting thresholds, and those adjustments necessary to reconcile the results of the operating segments based on our internal profitability reporting process to the consolidated financial statements prepared in conformity with GAAP. Our CODM allocates resources to and assesses the performance of each operating segment based on net interest income, noninterest income and noninterest expense, which are presented as components of segment operating profit or loss before income taxes. Net interest income, our primary source of revenue, is reported net of funds transfer pricing (“FTP”). FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised and an earnings charge is made for funded loans. In addition, we evaluate assets based on average balances; therefore, period-end asset balances are not presented for segment reporting purposes. We have not reached reportable levels of revenue, net income or assets outside the United States and as such we do not present geographic segment information.

FTP is calculated by applying a transfer rate to pooled, or aggregated, loan and deposit volumes, effective January 1, 2008. Prior to January 1, 2008, FTP was calculated at an instrument level based on account characteristics. Effective January 1, 2008, expenses reported under each operating segment relate only to the direct and allocated direct costs associated with each segment. Prior to January 1, 2008, costs associated with corporate support functions were allocated to the operating segments. Total average assets equals total average assets from the general ledger effective January 1, 2008. Prior to January 1, 2008, total average assets was calculated as the greater of total average assets or total average deposits and total average stockholder’s equity combined. We have reclassified all prior period amounts to conform to the current period’s presentation.

Our segment information at and for the three months ended March 31, 2008 and 2007 is as follows:

(Dollars in thousands)	Commerical Banking	SVB Capital	SVB Alliant	Other Business Services	Reconciling Items	Total
Three months ended March 31, 2008
Net interest income	$81,693	$89	$167	$10,322	$(190)	$92,081
Provision for loan losses	—	—	—	—	(7,723)	(7,723)
Noninterest income	33,249	(1,485)	3,639	2,525	3,637	41,565
Noninterest expense (1)	(25,928)	(4,522)	(1,756)	(10,220)	(41,011)	(83,437)
Minority interest in net loss of consolidated affiliates	—	—	—	—	4,218	4,218

Income (loss) before income tax expense (2)	$89,014	$(5,918)	$2,050	$2,627	$(41,069)	$46,704

Total average loans	$3,149,800	$—	$—	$878,492	$84,573	$4,112,865
Total average assets	3,190,926	356,885	50,053	906,025	2,248,130	6,752,019
Total average deposits	4,051,206	—	—	391,881	(8,074)	4,435,013
Goodwill at March 31, 2008	$—	$—	$—	$4,092	$—	$4,092

Three months ended March 31, 2007
Net interest income	$80,998	$121	$200	$8,371	$3,674	$93,364
Recovery of loan losses	—	—	—	—	407	407
Noninterest income	26,613	3,833	3,398	1,240	12,377	47,461
Noninterest expense (1)	(24,027)	(4,101)	(4,160)	(7,137)	(42,692)	(82,117)
Minority interest in net income of consolidated affiliates	—	—	—	—	(10,356)	(10,356)

Income (loss) before income tax expense (2)	$83,584	$(147)	$(562)	$2,474	$(36,590)	$48,759

Total average loans	$2,425,480	$—	$—	$799,170	$32,857	$3,257,507
Total average assets	2,429,138	243,487	62,161	821,098	2,166,584	5,722,468
Total average deposits	3,591,053	—	—	253,154	6,809	3,851,016
Goodwill at March 31, 2007	$—	$—	$17,204	$4,092	$—	$21,296

(1)	The Commercial Banking segment includes direct depreciation and amortization of $0.7 million for both the three months ended March 31, 2008 and 2007.
(2)	The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

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

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at March 31, 2008 and December 31, 2007, respectively:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Commitments available for funding (1)	$4,860,671	$4,938,625
Commitments unavailable for funding (2)	762,623	726,359
Fixed interest rate commitments	494,292	498,103
Maximum lending limits for accounts receivable factoring arrangements (3)	484,907	443,835
Reserve for unfunded credit commitments	$13,281	$13,446

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements.

(2)	Represents commitments which are unavailable for funding, due to clients’ failure to meet all collateral, compliance, and financial covenants required under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at March 31, 2008. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments

Financial standby letters of credit	$729,467	$33,840	$763,307	$763,307
Performance standby letters of credit	21,502	6,187	27,689	27,689
Commercial letters of credit	14,162	690	14,852	14,852

Total	$765,131	$40,717	$805,848	$805,848

At March 31, 2008 and December 31, 2007, deferred fees related to financial and performance standby letters of credit were $4.4 million and $3.8 million, respectively. At March 31, 2008, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credit was $296.1 million.

Credit Card Guarantees

The total amount of credit card guarantees was $84.3 million at March 31, 2008. We do not believe that any losses, if any, incurred by the Bank as a result of these guarantees will be material in nature. Credit card fees totaled $1.7 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

Commitments to Invest in Private Equity Funds

The following table details our total capital commitments and our unfunded capital commitments at March 31, 2008:

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	1,200	870	5.1
SVB Strategic Investors Fund, LP	15,300	1,840	12.6
SVB Strategic Investors Fund II, LP	15,000	6,525	8.6
SVB Strategic Investors Fund III, LP	15,000	10,875	5.9
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	8,025	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	3,821	9.3
SVB India Capital Partners I, LP	7,500	6,000	13.9
Other Fund Investments (3)	263,391	185,691	—%

Total	$383,391	$234,057

(1)	Our ownership includes 1.3% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Includes 4.8% direct ownership in Gold Hill Venture Lending 03, LP and its parallel funds. In addition, includes 4.5% indirect ownership interest through Gold Hill Venture Lending Partners, 03, LLC.
(3)	Represents commitments to 334 private equity funds where our ownership interest is less than 5%.

13. Income Taxes

At March 31, 2008, our unrecognized tax benefit remained at $1.1 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at March 31, 2008 were $0.1 million. We expect that our unrecognized tax benefit will change in the next 12 months; however we do not expect the change to have a material impact on our financial position or our results of operations.

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

14. Fair Value Measurements

Our marketable investment securities, non-marketable investment securities and derivatives are financial instruments recorded at fair value on a recurring basis. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing our consolidated financial statements.

Fair Value Measurement – Definition and Hierarchy

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.

SFAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are based on the reliability of inputs and are as follows:

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to instruments utilizing Level 1 inputs. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Assets and liabilities utilizing Level 1 inputs include exchange-traded equity securities.

Level 2	Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

Assets and liabilities utilizing Level 2 inputs include: U.S. treasury and agency securities; mortgage-backed securities (“MBS”); collateralized mortgage obligations (“CMO”); commercial mortgage backed securities (“CMBS”); municipal securities; Over-the-Counter (“OTC”) derivative instruments (foreign exchange forwards and option contracts, interest rate swaps related to our senior notes, subordinated notes and junior subordinated debentures); and equity warrant assets for shares of public company capital stock.

Level 3	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets and liabilities utilizing Level 3 inputs include: limited partnership interests in private equity funds, direct equity investments in private companies, and equity warrant assets for shares of private company capital stock.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment that we use to determine fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Determination of Fair Value

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon our own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values. Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Marketable Securities

Marketable securities, consisting of our available-for-sale debt and equity securities, are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using broker or dealer quotations, independent pricing models or other model-based valuation techniques such as the present value of future cash flows, taking into consideration the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the NASDAQ Stock Market. Level 2 securities include U.S. treasuries, U.S. agency debentures, investment grade mortgage securities and state and municipal obligations.

Non-Marketable Securities

Our non-marketable securities consist of our investments made by the following funds:

•	Funds of funds, such as SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, and SVB Strategic Investors Fund III, LP, which make investments in private equity funds;

•	Co-investment funds, such as Silicon Valley BancVentures, LP, SVB Capital Partners II, LP, and SVB India Capital Partners I, LP, which make equity investments in privately held companies; and

•	A special situation debt fund, Partners for Growth, LP, which provides financing to companies in the form of structured loans and equity investments.

For GAAP purposes, these funds are investment companies under the AICPA Audit and Accounting Guide for Investment Companies. Accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated net income. We have retained the specialized accounting of our consolidated funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation. We have valued our investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis.

Investments in private equity funds are stated at fair value, based on the information provided by the investee funds’ management, which reflects our share of the fair value of the net assets of the investment fund on the valuation date.

For direct private company investments, valuations are based upon consideration of a range of factors including, but not limited to, the price at which the investment was acquired, the term and nature of the investment, local market conditions, values for comparable securities, and as it relates to the private company issue, the current and projected operating performance, exit strategies and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. Estimating the fair value of these investments requires management to make assumptions regarding future performance, financial condition, and relevant market conditions, along with other pertinent information.

Structured loans made by the special situation debt fund are measured using pricing models that use observable inputs, such as yield curves and publicly-traded equity prices, and unobservable inputs, such as private company equity prices.

Investments in private equity funds and direct private company investments are categorized within Level 3 of the fair value hierarchy since pricing inputs are unobservable and include situations where there is little, if any, market activity for such investments. Investments in structured loans are categorized within Level 2 or Level 3 of the fair value hierarchy based on the observability and significance of the pricing inputs.

Derivative Instruments

Interest Rate swaps, Foreign Currency Forward and Option Contracts

Our interest rate swaps, foreign currency forward and option contracts are traded in OTC markets where quoted market prices are not readily available. For these derivatives, we measure fair value using pricing models that use primarily market observable inputs, such as yield curves and option volatilities, and, accordingly, classify these as Level 2. When appropriate, valuations are adjusted for various factors such as liquidity and credit considerations. Such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate is used. Consistent with market practice, we have individually negotiated agreements with certain counterparties to exchange collateral (“margining”) based on the level of fair values of the derivative contracts they have executed. Through this margining process, one party or both parties to a derivative contract provides the other party with information about the fair value of the derivative contract to calculate the amount of collateral required. This sharing of fair value information provides additional support for the recorded fair value.

Equity Warrant Assets

As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies. Our warrant agreements contain net share settlement provisions, which permit us to receive upon exercise a share count equal to the intrinsic value of the warrant divided by the share price (otherwise known as a “cashless” exercise). Because we can net settle our warrant agreements, our equity warrant assets qualify as derivative instruments.

Equity warrant assets for shares of private and public company capital stock are recorded at fair value on the grant date and adjusted to fair value on a quarterly basis through consolidated net income. We value our equity warrant assets using a modified Black-Scholes option pricing model, which incorporates assumptions about underlying asset value, volatility, expected remaining life and risk-free interest rate. Valuation adjustments, such as a marketability discount, are made to equity warrant assets for shares of private company capital stock. These valuation adjustments are estimated based on management’s judgment about the general industry environment, combined with specific information about the issuing company.

The valuation of equity warrant assets for shares of public company capital stock is based on market observable inputs and these are classified as Level 2. Since the valuation of equity warrant assets for shares of private company capital stock involves significant unobservable inputs they are categorized as Level 3.

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets
Marketable securities:
Available-for-sale securities:
U.S. Treasury securities	$—	$20,203	$—	$20,203
U.S. agencies and corporations:
Collateralized mortgage obligations	—	517,950	—	517,950
Mortgage-backed securities	—	379,635	—	379,635
U.S. agency debentures	—	163,777	—	163,777
Commercial mortgage-backed securities	—	57,779	—	57,779
Obligations of states and political subdivisions	—	103,981	—	103,981
Marketable equity securities	3,139	—	—	3,139
Venture capital fund investments	1	—	—	1

Total available-for-sale securities	3,140	1,243,325	—	1,246,465
Marketable securities (investment company fair value accounting)	4,837	—	—	4,837

Total marketable securities	7,977	1,243,325	—	1,251,302

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	211,361	211,361
Other private equity investments	—	—	52,287	52,287
Other investments	—	414	2,651	3,065

Total non-marketable securities (investment company fair value accounting)	—	414	266,299	266,713

Other assets:
Interest rate swaps	—	37,702	—	37,702
Foreign exchange forward contracts	—	14,966	—	14,966
Equity warrant assets	—	2,265	30,641	32,906

Total assets (1)	$7,977	$1,298,672	$296,940	$1,603,589

Liabilities
Interest rate swaps	$—	$53	$—	$53
Foreign exchange forward contracts	—	15,866	—	15,866

Total liabilities	$—	$15,919	$—	$15,919

(1)	Included in Level 1, Level 2 and Level 3 assets are $2.7 million, $0.2 million and $241.3 million, respectively, attributable to minority interests calculated based on the ownership percentages of the minority interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis.

		Total Realized and Unrealized Gains (Losses) Included in Income
(Dollars in thousands)	Beginning Balance at January 1, 2008	Realized Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in Income	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Other Settlements and Issuances, net	Transfers In and/or (Out) of Level 3	Ending Balance at March 31, 2008
Assets
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$194,862	$1,885	$898	$2,783	$13,716	$—	$211,361
Other private equity investments	44,872	548	(483)	65	7,350	—	52,287
Other investments	3,098	—	(301)	(301)	(146)	—	2,651

Total non-marketable securities (investment company fair value accounting) (1)	242,832	2,433	114	2,547	20,920	—	266,299

Other assets:
Equity warrant assets (2)	26,911	4,315	1,710	6,025	(2,293)	(2)	30,641

Total assets	$269,743	$6,748	$1,824	$8,572	$18,627	$(2)	$296,940

(1)	Realized and unrealized gains (losses) of our total non-marketable securities are recorded on the line item “gains on investment securities, net” a component of noninterest income.
(2)	Realized and unrealized gains (losses) of our equity warrant assets are recorded on the line item “gains on derivative instruments, net” a component of noninterest income.

15. Related Party Transactions

SVB Financial has a commitment under a revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, Gold Hill Venture Lending Partners 03, LLC. The line of credit bears an interest rate of prime plus one percent. In January 2007, SVB Financial increased the revolving line of credit facility to Gold Hill from a total commitment amount of $40.0 million to $75.0 million. Contemporaneously with the increase, SVB Financial syndicated $35.0 million, or 46.667% of the total facility, to another lender. The highest outstanding balance under the facility for the three months ended March 31, 2008 was $69.0 million. At March 31, 2008, Gold Hill’s outstanding balance totaled $69.0 million.

During the three months ended March 31, 2008, the Bank made loans to related parties, including companies with which certain of our directors are affiliated. Such loans: (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

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

17. Subsequent Events

For the period April 1, 2008 through May 1, 2008, we repurchased 25,000 shares of our common stock at a total cost of $1.0 million. As of close of business on May 1, 2008, $104.1 million of our common shares may still be repurchased under our current common stock repurchase program.

In April 2008, we issued $250 million of 3.875% convertible senior notes, due in April 2011. The notes are initially convertible, subject to certain conditions, into cash up to the principal amount of notes and, with respect to any excess conversion value, into shares of our common stock or cash or a combination, at our option. The notes have an initial conversion rate of 18.8525 shares of common stock per $1,000 principal amount of notes, which represents an initial effective conversion price of $53.04 per share. We used $20.6 million of the net proceeds to cover the net cost of entering into a convertible note hedge and a warrant agreement with respect to our common stock. These hedge and warrant transactions are separate contracts entered into with the applicable counterparties, are not part of the terms of the notes and will not affect the rights of the holders of the notes. They are intended to have the effect of increasing the economic conversion price of the notes to us to $64.43 per share of common stock. Remaining proceeds will be used to cash settle the principal portion of our $150 million zero-coupon convertible subordinated notes due in June 2008 and for other general corporate purposes.

On April 30, 2008, SVB Financial and Wells Fargo Bank, N.A. entered into Amendment No. 3 to our Amended and Restated Preferred Stock Right Agreement dated January 29, 2004, as amended (the “Rights Agreement”). The amendment increases the exercise price at which a preferred share purchase right may be exercised, from $100 to $175 (subject to adjustment), under the Rights Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements; Reclassifications

This Quarterly Report on Form 10-Q, including in particular “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part 1, Item 2 in this report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Management has in the past and might in the future make forward-looking statements orally to analysts, investors, the media and others. Forward-looking statements are statements that are not historical facts. Broadly speaking, forward-looking statements include, but are not limited to, the following:

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

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

•	Sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

•	Realization, timing and performance of equity or other investments

•	Management of our liquidity position

•	Development of our later-stage corporate technology lending efforts

•	Growth in loan balances

•	Credit quality of our loan portfolio

•	Levels of nonperforming loans

•	Capital and liquidity provided by funds generated through retained earnings

•	Activities for which capital will be used or required

•	Use of excess capital

•	Financial impact of continued growth of our funds management business

•	Profitability of our products and services

•	Venture capital and private equity funding levels

•	Strategic initiatives

•	Growth of our interest-bearing deposits

•	Management of interest rate risk

•	Introduction of new products, including deposit products

•	Effect of application of certain accounting pronouncements

•	Effect of certain lawsuits and claims

•	Changes in our unrecognized tax benefit and any associated impact

•	Recovery of unrealized losses from investments

•	Stock repurchase levels

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

For information with respect to factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part II, Item 1A in this report. We urge investors to consider all of these factors carefully in evaluating the forward-looking statements contained in this report. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. The forward-looking statements included in this filing are made only as of the date of this filing. We assume no obligation and do not intend to revise or update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our interim unaudited consolidated financial statements and accompanying notes as presented in Part I, Item 1 in this report and in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”).

Certain reclassifications have been made to prior years’ results to conform to the current period’s presentations. Such reclassifications had no effect on our results of operations or stockholders’ equity.

Management’s Overview of First Quarter 2008 Performance

Our primary or “core” business consists of providing banking products and services to our clients in the technology, life science, private equity and premium wine industries. We believe that this core banking business performed well during the three months ended March 31, 2008, compared to the comparable 2007 period.

We earned net income for the three months ended March 31, 2008 was $27.9 million, or $0.81 per diluted common share, compared to $28.4 million, or $0.76 per diluted common share for the comparable 2007 period. Exceptional loan growth, solid deposit growth and contained expenses contributed to this strong performance, despite the impact of significant interest rate reductions and lower valuations on our investment fund portfolio.

We believe our first quarter 2008 performance is the result of continued focus on five primary objectives: 1) growing loans to private equity and later-stage corporate technology clients, 2) growing deposits as a result of our new deposit product initiatives, 3) maintaining good credit quality, 4) expanding and growing our sources of noninterest income, and 5) controlling noninterest expense growth.

Average loans grew by $855.4 million, or 26.3 percent, to $4.11 billion for the three months ended March 31, 2008, compared to $3.26 billion for the comparable 2007 period. We also had strong growth in both average and period end deposit balances, primarily due to the introduction of two new interest-bearing deposit products in mid-to-late 2007.

We continue to preserve our good credit quality with net charge-offs in the first quarter of 2008 of 49 basis points of total gross loans annualized, compared to 25 basis points for the comparable 2007 period. Gross charge-offs increased by $1.8 million to $6.2 million compared to $4.4 million for the comparable 2007 period, but remained within our comfort zone.

Our net interest margin was 6.36 percent for the three months ended March 31, 2008, compared to 7.58 percent for the comparable 2007 period. This decline is consistent with our expectations and reflects the impact of continued interest rate cuts by the Federal Reserve, partially offset by loan volume.

Noninterest income was $41.6 million for the three months ended March 31, 2008, compared to $47.5 million for the comparable 2007 period. This decrease primarily related to lower valuations and lower distributions in our investment securities portfolio related to our funds management business. Although total noninterest income decreased, noninterest income from our core fee-based products increased by $7.0 million, or 29.9 percent, to $30.4 million for the three months ended March 31, 2008, compared to $23.4 million for the comparable 2007 period.

We also controlled our noninterest expense growth for the three months ended March 31, 2008, compared to the comparable 2007 period.

We continue to have strong levels of capital. Our ratio of tangible common equity to tangible assets was 9.76 percent in the three months ended March 31, 2008 compared to 11.05 percent in the comparable 2007. The decrease is due largely to significant share repurchases and loan growth in 2007 and the first quarter of 2008.

The key highlights of our performance for the three months ended March 31, 2008 and 2007, respectively, were as follows:

	Three months ended March 31,
(Dollars in thousands)	2008	2007	Change
Average loans, net of unearned income	$4,112,865	$3,257,507	26.3%
Average noninterest-bearing deposits	2,899,599	2,817,960	2.9
Average interest-bearing deposits	1,535,414	1,033,056	48.6
Average total deposits	$4,435,013	$3,851,016	15.2%
Diluted EPS	$0.81	$0.76	6.6%
Net Income	27,903	28,391	(1.7)
Net interest income	92,081	93,364	(1.4)%
Net interest margin	6.36%	7.58%	(122	)bps
Provision for (recovery of) loan losses	$7,723	$(407)	—%
Net charge-offs as a percentage of total gross loans (annualized)	0.49%	0.25%	24	bps
Noninterest income (1)	$41,565	$47,461	(12.4)%
Noninterest expense (2)	$83,437	$82,117	1.6
Return on average stockholders’ equity (annualized)	16.32%	17.80%	(8.3)
Return on average assets (annualized)	1.66	2.01	(17.4)
Tangible common equity to tangible assets (3)	9.76	11.05	(11.7)
Operating efficiency ratio (4)	59.49%	62.13%	(4.2)
Full-time equivalent employees	1,190	1,169	1.8%

(1)	Noninterest income included $(1.0) million and $11.3 million attributable to minority interests for the three months ended March 31 2008 and 2007, respectively. See “Results of Operations – Noninterest Income” for a description of noninterest income attributable to minority interests.
(2)	Noninterest expense included $2.8 million and $2.3 million attributable to minority interests for the three months ended March 31, 2008 and 2007, respectively. See “Results of Operations – Noninterest Income” for a description of noninterest expense attributable to minority interests.
(3)	Tangible common equity consists of total stockholders’ equity (excluding unrealized gains and losses on investments) less acquired intangibles and goodwill. Tangible assets represent total assets (excluding unrealized gains and losses on investments) less acquired intangibles and goodwill.
(4)	The operating efficiency ratio is calculated by dividing noninterest expense (excluding noninterest expense attributable to minority interests of $2.8 million and $2.3 million for the three months ended March 31, 2008 and 2007, respectively) by total taxable-equivalent (losses) revenue (excluding taxable-equivalent (losses) revenue attributable to minority interests of $(1.5) million and $12.6 million for the three months ended March 31, 2008 and 2007, respectively).

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

Other than the adoption of the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), there have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2007 Form 10-K.

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain financial instruments and to determine fair value disclosures. Our marketable investment securities, non-marketable investment securities and derivatives are financial instruments recorded at fair value on a recurring basis. We disclose our method and approach for fair value measurements of assets and liabilities in Note 14 (Fair Value Measurements) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price”) in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels for measuring fair value are based on the reliability of inputs and are as follows:

Level 1

Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to instruments utilizing Level 1 inputs. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Assets and liabilities utilizing Level 1 inputs include exchange-traded equity securities.

Level 2

Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

Assets and liabilities utilizing Level 2 inputs include: U.S. Treasuries, investment-grade and high-yield corporate bonds, mortgage products, state and municipal obligations. Over-the-Counter (“OTC”) derivative instruments and equity warrant assets for shares of public company capital stock.

Level 3

Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Assets and liabilities utilizing Level 3 inputs include: limited partnership interests in private equity funds, direct equity investments in private companies, and equity warrant assets for shares of private company capital stock.

In accordance with SFAS No. 157, it is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. When available, we use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters, including interest rate yield curves, prepayment speeds, option volatilities and currency rates. Substantially all of our financial instruments use either of the foregoing methodologies, collectively Level 1 and Level 2 measurements, to determine fair value adjustments recorded to our financial statements. However, in certain cases, when market observable inputs for model based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of the financial instrument.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. Therefore, when market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Accordingly, the degree of judgment exercised by management in determining fair value is greater for financial assets and liabilities categorized as level 3.

For further information regarding our financial assets and liabilities that are accounted for at fair value, our related measurement techniques and the impact to our financial statements, refer to Note 14 (Fair Value Measurements) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report.

Recent Accounting Pronouncements

Please refer to the discussion of our recent accounting pronouncements in Note 2 (Basis of Presentation) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report.

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

Net Interest Income (Fully Taxable-Equivalent Basis)

Net interest income of $92.6 million for the three months ended March 31, 2008 decreased by $1.1 million or 1.2 percent, compared to $93.7 million for the comparable 2007 period. The decrease in net interest income was primarily due to a $3.9 million increase in interest expense and a $2.0 million decrease in interest income from our investment securities portfolio, partially offset by a $4.5 million increase in interest income from our loan portfolio.

The increase in interest expense was primarily related to an increase in interest expense from long-term debt and deposits, partially offset by a decrease in interest expense from short-term borrowings. Average long-term debt increased by $534.9 million to $887.3 million, primarily due to the issuance of $500 million in senior and subordinated notes in May 2007. The proceeds from this issuance were used to fund loan growth and to pay down our short-term borrowings. As a result, average short-term borrowings decreased by $313.9 million to $234.9 million for the three months ended March 31, 2008, compared to $548.8 million for the comparable 2007 period. Short-term borrowings and FHLB advances were used to fund growth of our loan portfolio. The increase in interest expense from deposits was primarily related to our money market deposit product for early stage clients introduced in May 2007 and our Eurodollar sweep deposit product introduced in late October 2007, which both bear higher yields compared to our other money market products. For the three months ended March 31, 2008, the average balance of our early stage money market deposit product was $406.4 million and interest expense incurred was $2.2 million. The average balance of our Eurodollar sweep deposit product for the three months ended March 31, 2008 was $144.3 million and interest expense incurred was $0.8 million. Our average noninterest-bearing deposit balances also increased by $81.6 million to $2.90 billion for the three months ended March 31, 2008, compared to $2.82 billion for the comparable 2007 period. The increase in noninterest-bearing deposits was primarily related to increased deposits from our private equity clients.

The decrease in interest income from our investment securities portfolio reflects lower levels of investment securities due to scheduled maturities and regular prepayments. Average interest-earning investment securities decreased by $196.0 million to $1.26 billion for the three months ended March 31, 2008, compared to $1.46 billion for the comparable 2007 period, as a result of our use of portfolio cash flows to support the growth of our loan portfolio.

The increase in interest income from our loan portfolio was primarily related to growth in our loan portfolio, partially offset by a decrease in our average base prime lending rate for the three months ended March 31, 2008, compared to the comparable 2007 period. Average loans outstanding for the three months ended March 31, 2008 totaled $4.11 billion, compared to $3.26 billion for the comparable 2007 period. The increase in average loans outstanding of $855.4 million was driven primarily by our commercial loan portfolio, as a result of loan growth increases from all client industry segments, with strong growth in loans to technology clients, particularly later-staged clients, and private equity firms. Our average base prime lending rate decreased to 6.26 percent for the three months ended March 31, 2008, compared to 8.25 percent for the comparable 2007 period. The decrease in average rates was due to the effect of rate decreases in late 2007 and early 2008 in response to Federal Reserve rate cuts. At March 31, 2008, our base prime lending rate was 5.25 percent, compared to 8.25 percent at March 31, 2007. The average yield on our loan portfolio was 8.78 percent for the three months ended March 31, 2008, compared to 10.61 percent for the comparable 2007 period. On an average basis, for the three months ended March 31, 2008, 72.47 percent, or $3.04 billion, of our average outstanding gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 71.46 percent or $2.38 billion, for the comparable 2007 period.

Analysis of Interest Changes Due to Volume and Rate (Fully Taxable-Equivalent Basis)

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” Changes in our prime lending rate also impact the yields on our loans, and to a certain extent our interest-bearing deposits. The following table sets forth changes in interest income for each major category of interest-earning assets and interest expense for each major category of interest-bearing liabilities. The table also reflects the amount of simultaneous changes attributable to both volume and rate changes for the periods indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.

	2008 Compared to 2007
	Three Months Ended March 31, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	$1,885	$(1,602)	$283
Investment securities (Taxable)	(2,580)	57	(2,523)
Investment securities (Non-Taxable)	582	(74)	508
Loans	20,644	(16,117)	4,527

Increase (decrease) in interest income, net	20,531	(17,736)	2,795

Interest expense:
NOW deposits	—	1	1
Regular money market deposits	(82)	112	30
Bonus money market deposits	1,024	1,149	2,173
Time deposits	74	(4)	70
Foreign sweep deposits	807	—	807
Short-term borrowings	(3,146)	(2,338)	(5,484)
Contingently convertible debt	1	6	7
Junior subordinated debentures	30	(146)	(116)
Senior and subordinated notes	6,854	—	6,854
Other long-term debt	(1)	(441)	(442)

Increase in interest expense, net	5,561	(1,661)	3,900

Increase (decrease) in net interest income	$14,970	$(16,075)	$(1,105)

Net Interest Margin (Fully Taxable-Equivalent Basis)

Our net interest margin was 6.36 percent for the three months ended March 31, 2008, compared to 7.58 percent for the comparable 2007 period. The decrease in net interest margin was due to a decrease in yields of our loan portfolio due to reductions in our prime-lending rate and increases in rates paid on our deposits due to the introduction of our two new interest-bearing deposit products, partially offset by decreases in rates paid on our short-term borrowings.

Average Balances, Yields and Rates Paid (Fully Taxable-Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following table sets forth average assets, liabilities, minority interest and stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three months ended March 31, 2008 and 2007, respectively.

Average Balances, Rates and Yields Three Months Ended March 31, 2008 and 2007

	Three months ended March 31,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities (1)	$475,112	$4,117	3.49%	$293,574	$3,834	5.30%
Investment securities:
Taxable	1,173,698	13,770	4.72	1,405,006	16,293	4.70
Non-taxable (2)	89,360	1,442	6.49	54,018	934	7.01
Total loans, net of unearned income	4,112,865	89,759	8.78	3,257,507	85,232	10.61

Total interest-earning assets	5,851,035	109,088	7.50	5,010,105	106,293	8.60

Cash and due from banks	276,471			277,025
Allowance for loan losses	(48,276)			(43,611)
Goodwill	4,092			21,296
Other assets (3)	668,697			457,653

Total assets	$6,752,019			$5,722,468

Funding sources:
Interest-bearing liabilities:
NOW deposits	$37,148	$37	0.40%	$37,275	$36	0.39%
Regular money market deposits	136,485	425	1.25	167,973	395	0.95
Bonus money market deposits	873,954	3,234	1.49	515,162	1,061	0.84
Time deposits	343,571	766	0.90	312,646	696	0.90
Foreign sweep deposits	144,256	807	2.25	—	—	—

Total interest-bearing deposits	1,535,414	5,269	1.38	1,033,056	2,188	0.86
Short-term borrowings	234,945	1,811	3.10	548,829	7,295	5.39
Contingently convertible debt	149,314	239	0.64	148,560	232	0.63
Junior subordinated debentures	52,969	725	5.50	51,158	841	6.67
Senior and subordinated notes	532,376	6,854	5.18	—	—	—
Other long-term debt	152,636	1,604	4.23	152,669	2,046	5.44

Total interest-bearing liabilities	2,657,654	16,502	2.50	1,934,272	12,602	2.64
Portion of noninterest-bearing funding sources	3,193,381			3,075,833

Total funding sources	5,851,035	16,502	1.14	5,010,105	12,602	1.02

Noninterest-bearing funding sources:
Demand deposits	2,899,599			2,817,960
Other liabilities	245,506			152,129
Minority interest in capital of consolidated affiliates	261,664			171,282
Stockholders’ equity	687,596			646,825
Portion used to fund interest-earning assets	(3,193,381)			(3,075,833)

Total liabilities, minority interest, and stockholders’ equity	$6,752,019			$5,722,468

Net interest income and margin		$92,586	6.36%		$93,691	7.58%

Total deposits	$4,435,013			$3,851,016

(1)	Includes average interest-bearing deposits in other financial institutions of $82.9 million and $41.8 million for the three months ended March 31, 2008 and 2007, respectively.
(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented. The tax equivalent adjustments were $0.5 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.
(3)	Average investment securities of $345.2 million and $211.0 million for the three months ended March 31, 2008 and 2007, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for (Recovery of) Loan Losses

Our provision for (recovery of) loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans.

The following table summarizes our provision for (recovery of) loan losses for the three months ended March 31, 2008 and 2007, respectively:

	Three months ended March 31,
(Dollars in thousands)	2008	2007
Allowance for loan losses, beginning balance	$47,293	$42,747
Provision for (recovery of) loan losses	7,723	(407)
Gross loan charge-offs	(6,208)	(4,350)
Loan recoveries	828	2,266

Allowance for loan losses, ending balance	$49,636	$40,256

Provision (recovery) as a percentage of total gross loans (annualized)	0.71%	(0.05)%
Gross charge-offs as a percentage of total gross loans (annualized)	0.57	0.52
Net charge-offs as a percentage of total gross loans (annualized)	0.49	0.25
Allowance for loan losses as a percentage of total gross loans	1.13%	1.19%
Total gross loans at period end	$4,377,498	$3,381,144

Our provision for loan losses increased by $8.1 million to $7.7 million for the three months ended March 31, 2008, compared to a recovery of provision for loan losses of $(0.4) million for the comparable 2007 period. The increase in our provision was primarily due to growth in our loan portfolio, increased level of loan charge-offs and lower recoveries. These increases were partially offset by a decrease in our allowance for loan losses as a percentage of total gross loans as our credit quality remains strong. We consider our allowance for loan losses of $49.6 million adequate to cover credit losses inherent in the loan portfolio at March 31, 2008.

Noninterest Income

	Three months ended March 31,
(Dollars in thousands)	2008	2007	% Change
Client investment fees	$13,722	$12,034	14.0%
Foreign exchange fees	7,844	5,259	49.2
Deposit service charges	5,891	3,211	83.5
Corporate finance fees	3,640	2,915	24.9
Letter of credit and standby letter of credit income	2,946	2,931	0.5
Gains on derivative instruments, net	2,599	1,973	31.7
(Losses) gains on investment securities, net	(6,112)	12,251	(149.9)
Other	11,035	6,887	60.2

Total noninterest income	$41,565	$47,461	(12.4)%

Included in net income is income/expense that is attributable to minority interests. As part of our funds management business, we recognize the entire income or loss from funds where we own significantly less than 100%. We are required under GAAP to consolidate 100% of the results of the funds that we are deemed to control. Similarly, we are required under GAAP to consolidate the results of eProsper, of which we own 65%. The relevant amounts attributable to investors other than us are reflected under “Minority Interest in Net Loss (Income) of Consolidated Affiliates”. Our net income includes only the portion of income or loss that is attributable to our ownership interest. The non-GAAP tables presented below, for noninterest income, net gains on derivative instruments, net gains (losses) on investment securities and noninterest expense, all exclude minority interest. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of minority interest:

	Three months ended March 31,
Non-GAAP noninterest income, net of minority interest (Dollars in thousands)	2008	2007	% Change
GAAP noninterest income	$41,565	$47,461	(12.4)%
Less: losses (income) attributable to minority interests, including carried interest	1,716	(12,191)	(114.1)

Non-GAAP noninterest income, net of minority interest	$43,281	$35,270	22.7%

Client Investment Fees

Client investment fees were $13.7 million for the three months ended March 31, 2008, compared to $12.0 million for the comparable 2007 period. The increase in client investment fees was primarily attributable to the growth in average client investment funds, particularly from an increase in deposits from our later-stage technology clients, as well as an increase in deposits from our private equity clients. The following table summarizes average client investment funds for the three months ended March 31, 2008 and 2007, respectively.

	Three months ended March 31,
(Dollars in millions)	2008	2007	% Change
Client directed investment assets (1)	$12,774	$11,886	7.5%
Client investment assets under management	6,375	5,190	22.8
Sweep money market funds	2,746	2,392	14.8

Total average client investment funds (2)	$21,895	$19,468	12.5%

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client funds invested through SVB Financial Group are maintained at third party financial institutions.

Foreign Exchange Fees

Foreign exchange fees were $7.8 million for the three months ended March 31, 2008, compared to $5.3 million for the comparable 2007 period. The increase in foreign exchange fees was primarily due to higher volumes of transactions. Commissioned notional volumes were $1.44 billion for the three months ended March 31, 2008, compared to $1.13 billion for the comparable 2007 period. Because our clients’ demand for foreign currency is driven by the purchase or sale of goods and services, and because more than 85% of our trades occur in only four currencies (Euro, Pound Sterling, Canadian Dollar and Japanese Yen), the higher notional volumes reflect the impact of business conditions in those countries or regions on our clients.

Deposit Service Charges

Deposit service charges were $5.9 million for the three months ended March 31, 2008, compared to $3.2 million for the comparable 2007 period. The increase in deposit service charges was primarily attributable to a decrease in earnings credit rate obtained by clients to offset deposit service changes, which was primarily related to decreases in short-term market interest rates, as well as an increase in fee rates and volume of transactions.

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
(Dollars in thousands)	2008	2007	% Change
(Losses) gains on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$728	$514	41.6%
(Losses) gains on internal foreign exchange forward contracts, net (2)	(3,091)	378	(917.7)

Total (losses) gains on foreign exchange forward contracts, net	(2,363)	892	(364.9)

Equity warrant assets:
Gains on exercise, net	4,516	2,983	51.4
Change in fair value (3):
Cancellations and expirations	(457)	(747)	(38.8)
Other changes in fair value	1,396	(814)	(271.5)

Total net gains on equity warrant assets (4)	5,455	1,422	283.6

Change in fair value of interest rate swap (5)	(493)	(341)	44.6

Total gains on derivative instruments, net	$2,599	$1,973	31.7%

(1)	Represents the change in the fair value of foreign exchange forward contracts executed on behalf of clients to economically reduce our foreign exchange exposure risk.
(2)	Represents the change in the fair value of foreign exchange forward contracts with correspondent banks to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income.
(3)	As of March 31, 2008 we held warrants in 1,188 companies, compared to 1,232 companies as of March 31, 2007.
(4)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to minority interests are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net Loss (Income) of Consolidated Affiliates”.
(5)	Represents the change in the fair value hedge of the hedging relationship from the interest rate swap agreement related to our junior subordinated debentures. Please refer to the discussion of our interest rate swap agreement related to our junior subordinated debentures in Note 9 (Derivative Financial Instruments) of the “Notes to Interim Consolidated Financial Statements (unaudited)” in Part I, Item 1 in this report.

Gains on derivative instruments, net, were $2.6 million for the three months ended March 31, 2008, compared to $2.0 million for the comparable 2007 period. The increase of $0.6 million was primarily due to higher gains from an increase in valuations of our equity warrant assets and higher gains on exercises of equity warrant assets. These increases were partially offset by net losses from foreign exchange forward contracts. The net gains from exercised warrants of $4.5 million for the three months ended March 31, 2008 were primarily from the sale of one warrant position. Net losses from foreign exchange forward contracts include $3.1 million in net losses from changes in fair value of foreign exchange forward contracts, which was used to offset a gain of $3.9 million from revaluation of our foreign currency denominated loans, which are included in other noninterest income.

The change in the fair value of equity warrant assets was primarily attributable to changes in the value of the underlying client companies’ stock, changes in the value of the underlying assumptions used to value the equity warrant assets including changes in the risk-free interest rate, changes in the volatility of market-comparable public companies and changes in the expected life. The methodology used to calculate the fair value of equity warrant assets has been applied consistently.

The following table provides a summary of non-GAAP net gains on derivative instruments, net of minority interest:

	Three months ended March 31,
Non-GAAP net gains on derivative instruments, net of minority interest (Dollars in thousands)	2008	2007	% Change
GAAP net gains on derivative instruments	$2,599	$1,973	31.7%
Less: losses (income) attributable to minority interests (1)	46	(590)	(107.8)

Non-GAAP net gains on derivative instruments, net of minority interest	$2,645	$1,383	91.3%

(1)	Represents gains recognized from the exercise of warrants held by one of our sponsored debt funds.

(Losses) Gains on Investment Securities, Net

Net losses on investment securities were $6.1 million for the three months ended March 31, 2008, compared to net gains of $12.3 million for the comparable 2007 period. Net losses on investment securities of $6.1 million for the three months ended March 31, 2008 were mainly attributable to $8.0 million of net losses from our sponsored debt funds and $0.8 million from the sale of certain equity securities, which are publicly-traded shares acquired upon exercise of equity warrant assets. These net losses were partially offset by net gains of $2.8 million from our managed funds of funds. Included in the $8.0 million in net losses from our sponsored debt funds are $7.8 million of net losses from the decreases in valuations, mainly attributable to a decrease in the share price of one investment, which was subject to transfer restrictions.

As of March 31, 2008, we held investments, either directly or through six of our managed investment funds, in 408 private equity funds, 64 companies and three sponsored debt funds.

We experience variability in the performance of our consolidated funds from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains/(losses) from investment securities and cause our results for a particular period not to be indicative of our performance in a future period. For example, in the second quarter of 2007, we experienced net gains in investment securities of $13.6 million which were mainly attributable to net increases of $12.1 million in the fair value of two fund investments from our sponsored debt funds, which were subject to transfer restrictions. In the first quarter of 2008, we experienced $8.0 million in net losses from our sponsored debt funds related to subsequent declines in the valuations of these investments during the restricted transfer period.

Gains on investment securities, net, of $12.3 million for the three months ended March 31, 2007 were mainly attributable to net gains of $11.3 million from two of our managed funds of funds. Included in the $12.3 million in net gains on investment securities are $10.6 million of net gains from increases in valuations, $1.4 million of net gains from distributions and $0.3 million of net gains from the sale of certain equity securities.

The following table provides a summary of non-GAAP net (losses) gains on investment securities, net of minority interest:

	Three months ended March 31,
Non-GAAP net (losses) gains on investment securities, net of minority interest (Dollars in thousands)	2008	2007	% Change
GAAP net (losses) gains on investment securities	$(6,112)	$12,251	(149.9)%
Less: (losses) income attributable to minority interests, including carried interest	1,899	(10,822)	(117.5)

Non-GAAP net (losses) gains on investment securities, net of minority interest	$(4,213)	$1,429	(394.8)%

Other Noninterest Income

A summary of other noninterest income for the three months ended March 31, 2008 and 2007, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2008	2007	% Change
Gains on foreign exchange loans revaluation, net	$3,907	$59	—%
Service-based fee income	1,990	739	169.3
Fund management fees	1,920	1,923	(0.2)
Credit card fees	1,699	1,243	36.7
Other	1,519	2,923	(48.0)

Total other noninterest income	$11,035	$6,887	60.2%

Other noninterest income was $11.0 million for the three months ended March 31, 2008, compared to $6.9 million for the comparable 2007 period. The increase of $4.1 million was primarily due to an increase of $3.8 million from revaluations of foreign currency denominated loans due to the continued weakening of the U.S. dollar in 2007 and the first quarter of 2008.

The increase in service-based fee income of $1.3 million was a result of increased activities from our subsidiary, SVB Analytics, which commenced operations in the second quarter of 2006, as well as from eProsper, in which we acquired a majority ownership during the third quarter of 2006. SVB Analytics’ revenues increased by $1.2 million to $1.4 million in the three months ended March 31, 2008, compared to $0.2 million in the comparable 2007 period, primarily as a result of an increase in the number of clients from 69 at March 31, 2007 to 324 at March 31, 2008.

Noninterest Expense

	Three months ended March 31,
(Dollars in thousands)	2008	2007	% Change
Compensation and benefits	$53,781	$53,360	0.8%
Professional services	8,801	9,150	(3.8)
Premises and equipment	5,188	5,142	0.9
Net occupancy	4,348	4,804	(9.5)
Business development and travel	3,422	2,915	17.4
Correspondent bank fees	1,506	1,549	(2.8)
Telephone	1,152	1,433	(19.6)
Data processing services	1,077	1,028	4.8
(Reduction of) provision for unfunded credit commitments	(165)	(1,109)	(85.1)
Other	4,327	3,845	12.5

Total noninterest expense	$83,437	$82,117	1.6%

The table below provides a summary of non-GAAP noninterest expense, net of minority interest:

	Three months ended March 31,
Non-GAAP noninterest expense, net of minority interest (Dollars in thousands)	2008	2007	% Change
GAAP noninterest expense	$83,437	$82,117	1.6%
Less: amounts attributable to minority interests	(2,759)	(2,255)	22.4

Non-GAAP noninterest expense, net of minority interest	$80,678	$79,862	1.0%

Compensation and Benefits

Compensation and benefits expense was $53.8 million for the three months ended March 31, 2008, compared to $53.4 million for the comparable 2007 period. The increase of $0.4 million was largely due to higher compensation costs related to our incentive compensation plan, partially offset by a decrease in salaries and wages expense paid to temporary employees, primarily related to additional expenses incurred in the beginning of 2007 associated with certain information technology (“IT”) projects. The average number of FTE personnel increased slightly to 1,174 for the three months ended March 31, 2008, compared to 1,171 for the comparable 2007 period.

Our compensation plans primarily consist of the Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, SVB Financial Group 401(k) and Employee Stock Ownership Plan (“ESOP”), Retention Program and Warrant Incentive Plan. Total costs incurred under the above plans were $16.6 million for the three months ended March 31, 2008, compared to $14.7 million for the comparable 2007 period. The increase of $1.9 million was primarily related to a $1.6 million increase in our incentive compensation expense and a $0.8 million increase in our 401(k) and ESOP expense. These increases were partially offset by a $0.6 million decrease in retention compensation expense.

Business Development and Travel

Business development and travel expense was $3.4 million for the three months ended March 31, 2008, compared to $2.9 million for the comparable 2007 period. The increase of $0.5 million was attributable to an increase in business development by all of our business units.

(Reduction of) Provision for Unfunded Credit Commitments

We calculate the (reduction of) provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a (reduction of) provision of $(0.2) million to the liability for unfunded credit commitments for the three months ended March 31, 2008, compared to a (reduction of) provision of $(1.1) million for the comparable 2007 period. The (reduction of) provision for the three months ended March 31, 2008 reflected a slight decrease in the balance of our total unfunded credit commitments from $4.94 billion at December 31, 2007 to $4.86 billion at March 31, 2008. The (reduction of) provision for the three months ended March 31, 2007 was primarily due to a decrease in our allowance for loan losses as a percentage of total gross loans from 1.22 percent at December 31, 2006 to 1.19 percent at March 31, 2007, partially offset by an increase in the balance of our total unfunded credit commitments from $4.06 billion at December 31, 2006 to $4.29 billion at March 31, 2007. Our reserve for unfunded credit commitments was $13.3 million at March 31, 2008 compared to $13.5 million at March 31, 2007.

Other Noninterest Expense

Other noninterest expense largely consisted of tax credit fund amortization, postage and supplies, Federal Deposit Insurance Corporation assessments, dues and publications expense and insurance and protections expense. Other noninterest expense was $4.3 million for the three months ended March 31, 2008, compared to $3.8 million for the comparable 2007 period. The increase of $0.5 million was primarily related to increased FDIC assessments due to a one-time credit received in 2007.

Minority Interest in Net Loss (Income) of Consolidated Affiliates

Minority interest in the net loss (income) of consolidated affiliates is primarily related to the minority interest holders’ portion of investment gains or losses and management fees in our managed funds.

A summary of minority interest in net loss (income) of consolidated affiliates, for the three months ended March 31, 2008 and 2007, respectively, is as follows:

	Three months ended March 31,
(Dollars in thousands)	2008	2007	% Change
Net interest income (1)	$(257)	$(420)	(38.8)%
Noninterest income (1)	975	(11,256)	(108.7)
Noninterest expense (1)	2,759	2,255	22.4
Carried interest (2)	741	(935)	(179.3)

Minority interest in net loss (income) of consolidated affiliates	$4,218	$(10,356)	(140.7)%

(1)	Represents minority interest share in net interest income, noninterest income, and noninterest expense of consolidated affiliates.
(2)	Represents the preferred allocation of income earned by the general partner managing one of our sponsored debt funds.

Minority interest in net loss of consolidated affiliates was $4.2 million for the three months ended March 31, 2008, compared to minority interest in net income of $10.4 million for the comparable 2007 period. Minority interest in net loss of consolidated affiliates of $4.2 million for the three months ended March 31, 2008 was primarily due to $4.4 million in net investment losses and carried interest from one of our sponsored debt funds and noninterest expense of $2.8 million primarily related to management fees paid by our managed funds to the general partners at SVB Capital for funds management. These net losses were partially offset by $2.6 million in net investment gains from our managed funds of funds.

Minority interest in net income of consolidated affiliates of $10.4 million for the three months ended March 31, 2007 was primarily due to noninterest income of $11.3 million, primarily related to investment gains from two of our managed funds of funds.

Income Taxes

Our effective tax rate was 40.26 percent for the three months ended March 31, 2008, compared to 41.77 percent for the comparable 2007 period. The decrease in the tax rate was primarily attributable to a higher impact of tax-advantaged investments on our overall pre-tax income and to the tax impact of lower share-based compensation expense on our overall pre-tax income.

At March 31, 2008, our unrecognized tax benefits remained at $1.1 million, the recognition of which would reduce our income tax expense by $0.3 million. Total accrued interest and penalties at March 31, 2008 were $0.1 million.

Operating Segment Results

We have four operating segments in which we report our financial information: Commercial Banking, SVB Capital, SVB Alliant and Other Business Services.

In July 2007, we reached a decision to cease operations at SVB Alliant, our investment banking subsidiary, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. As of March 31, 2008 all such client transactions have been completed. Other than the completion of wind-down activities, all operations at SVB Alliant have been ceased as of March 31, 2008. We have not presented the results of operations of SVB Alliant in discontinued operations for the first quarter of 2008 or for any comparative period presented based on our assessment of the materiality of SVB Alliant’s results to our consolidated results of operations. We continue to report the results of operations of SVB Alliant as a separate operating segment for the first quarter of 2008. SVB Alliant will no longer be reported as an operating segment in the second quarter of 2008.

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in Note 11 (Segment Reporting) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report.

Our primary source of revenue is from net interest income, which is primarily the difference between interest earned on loans, net of funds transfer pricing, and interest paid on deposits, net of funds transfer pricing. Accordingly, our segments are reported using net interest income, net of funds transfer pricing (“FTP”). FTP is an internal measurement framework designed to assess the financial impact of a financial institution’s sources and uses of funds. It is the mechanism by which an earnings credit is given for deposits raised, and an earnings charge is made for funded loans. FTP is calculated by applying a transfer rate to pooled, or aggregated, loan and deposit volumes, effective January 1, 2008. Prior to January 1, 2008, FTP was calculated at an instrument level based on account characteristics.

We also evaluate performance based on noninterest income and noninterest expense, which are presented as components of segment operating profit or loss.

In calculating each operating segment’s non-interest expense, we consider the direct costs incurred by the operating segment as well as certain allocated direct costs. We are in the process of reviewing our allocation methodology and we may make changes to it in future periods. As part of this review, effective January 1, 2008, we began allocating certain corporate overhead costs to a corporate account. Prior to January 1, 2008, all overhead and support costs were allocated to the operating segments.

We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes. Total average assets equals total average assets from the general ledger effective January 1, 2008. Prior to January 1, 2008, total average assets was calculated as the greater of total average assets or total average deposits and total average stockholder’s equity combined.

The following is our segment information for the three months ended March 31, 2008 and 2007, respectively. We have reclassified all prior period amounts to conform to the current period’s presentation.

Commercial Banking

	Three months ended March 31,
(Dollars in thousands)	2008	2007	% Change
Net interest income	$81,693	$80,998	0.9%
Noninterest income	33,249	26,613	24.9
Noninterest expense	(25,928)	(24,027)	7.9

Income before income tax expense	$89,014	$83,584	6.5

Total average loans	$3,149,800	$2,425,480	29.9
Total average assets	3,190,926	2,429,138	31.4
Total average deposits	$4,051,206	$3,591,053	12.8%

Commercial Banking’s (“CB”) net interest income increased by $0.7 million to $81.7 million for the three months ended March 31, 2008, compared to $81.0 million for the comparable 2007 period, primarily related to an increase in interest income from the CB’s loan portfolio, partially offset by a decrease in interest income from earnings credit received on deposit products. The increase in interest income from CB’s loan portfolio was primarily related to loan growth as a result of our focus on serving technology clients and private equity clients, particularly with venture capital firms. The decrease in interest income from earnings credit received on deposits was primarily related to decreases in short-term market interest rates, partially offset by increased volumes of deposits, primarily from our money market deposit product for early stage clients introduced in May 2007 and our Eurodollar sweep deposit product introduced in late October 2007.

Noninterest income increased by $6.6 million to $33.2 million for the three months ended March 31, 2008, compared to $26.6 million for the comparable 2007 period, primarily related to fee income growth, largely driven by a $3.0 million increase in foreign exchange fees, a $2.5 million increase in deposit service charges and a $1.6 million increase in client investment fees. The increase in fee income was primarily a result of our continued focus on servicing technology clients and private equity clients, particularly with venture capital firms.

Noninterest expense increased by $1.9 million to $25.9 million for the three months ended March 31, 2008, compared to $24.0 million for the comparable 2007 period, primarily related to an increase in compensation and benefits expense. The increase in compensation and benefits expense was primarily a result of increases in the average number of FTE employees at CB, which increased to 484 for the three months ended March 31, 2008, compared to 463 for the comparable 2007 period.

SVB Capital

	Three months ended March 31,
(Dollars in thousands)	2008	2007	% Change
Net interest income	$89	$121	(26.4)%
Noninterest income	(1,485)	3,833	(138.7)
Noninterest expense	(4,522)	(4,101)	10.3

Loss before income tax expense	$(5,918)	$(147)	—

Total average assets	$356,885	$243,487	46.6%

SVB Capital’s components of noninterest income primarily include net gains (losses) on investment securities, net gains (losses) on derivative instruments, and fund management fees, all net of minority interests. When we refer to net gains/(losses) on investment securities in the discussion below, we are referring to net gains/losses from investment securities, net of minority interest and including carried interest.

Noninterest income decreased by $5.3 million to a $1.5 million loss for the three months ended March 31, 2008, compared to income of $3.8 million for the comparable 2007 period, primarily related to decreases in net gains on investment securities and lower net gains on derivative instruments.

We managed six funds for the three months ended March 31, 2008, compared to five funds for the comparable 2007 period, and received fund management fees of $1.9 million for both the three months ended March 31, 2008 and 2007, respectively.

Net losses on investment securities totaled $3.4 million for the three months ended March 31, 2008, compared to net gains of $1.4 million for the comparable 2007 period. The net losses on investment securities of $3.4 million for the three months ended March 31, 2008 were primarily related to net losses from valuations at one of our sponsored debt funds mainly attributable to a decrease in the share price of one investment, which was subject to transfer restrictions. The net gains of $1.4 million for the three months ended March 31, 2007 were primarily related to net gains from two of our managed funds of funds. Net losses on derivative instruments, net of minority interest, were $46 thousand for the three months ended March 31, 2008, compared to net gains of $0.6 million for the comparable 2007 period.

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains/(losses) from investment securities and cause our results for a particular period not to be indicative of future performance.

Noninterest expense increased by $0.4 million to $4.5 million for the three months ended March 31, 2008, compared to $4.1 million for the comparable 2007 period, primarily related to an increase in compensation and benefits expense. The increase in compensation and benefits expense was primarily a result of growth in the number of average FTE employees at SVB Capital, which increased to 34 for the three months ended March 31, 2008, compared to 21 for the comparable 2007 period.

As we continue to build our funds management business, we expect noninterest income, noninterest expense, and total assets associated with these fund investments to increase.

SVB Alliant

	Three months ended March 31,
(Dollars in thousands)	2008	2007	% Change
Net interest income	$167	$200	(16.5)%
Noninterest income	3,639	3,398	7.1
Noninterest expense	(1,756)	(4,160)	(57.8)

Income (loss) before income tax expense	$2,050	$(562)	(464.8)

Total average assets	$50,053	$62,161	(19.5)
Goodwill	$—	$17,204	(100.0)%

In July 2007, we reached a decision to cease operations at SVB Alliant, our investment banking subsidiary, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. As of March 31, 2008 all such client transactions have been completed, and other than the completion of wind-down activities, all operations at SVB Alliant have been ceased as of March 31, 2008.

SVB Alliant’s noninterest income increased by $0.2 million to $3.6 million for the three months ended March 31, 2008, compared to $3.4 million for the comparable 2007 period, primarily as a result of higher income from success fees recognized at SVB Alliant driven by the completion of larger-sized deals.

Noninterest expense decreased by $2.4 million to $1.8 million for the three months ended March 31, 2008, compared to $4.2 million for the comparable 2007 period, primarily due to a decrease in compensation and benefits, specifically salaries and wages expense, in connection with our decision to cease operations at SVB Alliant.

Other Business Services

Our Other Business Services group includes SVB Private Client Services, SVB Global, SVB Analytics, and SVB Wine Division.

	Three months ended March 31,
(Dollars in thousands)	2008	2007	% Change
Net interest income	$10,322	$8,371	23.3%
Noninterest income	2,525	1,240	103.6
Noninterest expense	(10,220)	(7,137)	43.2

Income before income tax expense	$2,627	$2,474	6.2

Total average loans	$878,492	$799,170	9.9
Total average assets	906,025	821,098	10.3
Total average deposits	391,881	253,154	54.8
Goodwill	$4,092	$4,092	—%

Net Interest Income – Other Business Services

	Three months ended March 31,
(Dollars in thousands)	2008	2007	% Change
SVB Private Client Services	$3,805	$3,526	7.9%
SVB Global	2,956	1,960	50.8
SVB Analytics	(42)	(35)	20.0
SVB Wine Division	3,603	2,920	23.4

Total Other Business Sevices	$10,322	$8,371	23.3%

The increase in net interest income of $1.9 million to $10.3 million for the three months ended March 31, 2008, compared to $8.4 million for the comparable 2007 period, was primarily due to increases for SVB Global, SVB Wine Division and SVB Private Client Services. The increase in net interest income for SVB Global was primarily due to an our increased focus on serving our international venture fund clients, which resulted in an increase in average deposits, as well as growth in the number of new international venture funds. The increase in net interest income for SVB Wine Division was primarily due to decreases in the earnings charge incurred by SVB Wine Division for funded loans, primarily related to decreases in short-term market interest rates. The increase in net interest income for SVB Private Client Services was primarily due to increased average loan balances due to an increase in loans to individual partners of private equity firms.

Noninterest Income – Other Business Services

	Three months ended March 31,
(Dollars in thousands)	2008	2007	% Change
SVB Private Client Services	$237	$213	11.3%
SVB Global	408	335	21.8
SVB Analytics	1,708	551	210.0
SVB Wine Division	172	141	22.0

Total Other Business Sevices	$2,525	$1,240	103.6%

The increase in noninterest income of $1.3 million to $2.5 million for the three months ended March 31, 2008, compared to $1.2 million for the comparable 2007 period, was primarily due to increases from SVB Analytics and from eProsper, of which we have a 65% ownership. SVB Analytics’ revenues increased by $1.1 million to $1.3 million for the three months ended March 31, 2008, compared to $0.2 million for the comparable 2007 period, primarily as a result of an increase in the number of clients to 324 clients for the three months ended March 31, 2008, compared to 69 clients for the comparable 2007 period. eProsper’s revenues, net of minority interest, increased slightly by $0.1 million to $0.4 million for the three months ended March 31, 2008, compared to $0.3 million for the comparable 2007 period.

Noninterest Expense – Other Business Services

	Three months ended March 31,
(Dollars in thousands)	2008	2007	% Change
SVB Private Client Services	$2,810	$1,685	66.8%
SVB Global	4,094	2,306	77.5
SVB Analytics	1,991	1,758	13.3
SVB Wine Division	1,325	1,388	(4.5)

Total Other Business Sevices	$10,220	$7,137	43.2%

The increase in noninterest expense of $3.1 million to $10.2 million for the three months ended March 31, 2008, compared to $7.1 million for the comparable 2007 period, was primarily due to increases for SVB Private Client Services and SVB Global. The increase in SVB Global’s expense was primarily related to an increase in compensation and benefits expense as a result of our focus on global initiatives. The increase in SVB Private Client Service’s expense was primarily due to higher compensation and benefits expense as well as a change in the measurement of segment results arising from changes in the internal organization structure of SVB Private Client Services.

Consolidated Financial Condition – SVB Financial Group and Subsidiaries

Our total assets were $6.90 billion at March 31, 2008, an increase of $204.8 million or 3.1 percent, compared to $6.69 billion at December 31, 2007.

Securities Purchased Under Agreement to Resell and Other Short-Term Investments

Interest earning deposits, securities purchased under agreement to resell and other short-term investments totaled $372.2 million at March 31, 2008, an increase of $13.5 million or 3.8 percent, compared to $358.7 million at December 31, 2007. The increase was primarily due to higher levels of short-term agency discount notes of $55.9 million, partially offset by decreased levels of money market mutual funds of $34.3 million and securities purchased under agreement to resell of $10.5 million, as a result of higher levels of period-end deposit balances, which increased by $158.0 million to $4.77 billion at March 31, 2008, compared to $4.61 billion at December 31, 2007.

Investment Securities

Investment securities totaled $1.62 billion at March 31, 2008, an increase of $16.0 million or 1.0 percent, compared to $1.60 billion at December 31, 2007. The increase in investment securities was primarily related to a $27.3 million increase in non-marketable securities mainly due to continued investments by SVB Capital. This increase was partially offset by a $12.6 million decrease in our available-for-sale securities portfolio, primarily due to scheduled maturities and regular prepayments within our portfolio.

Marketable Securities

Marketable securities consist of our available-for-sale fixed income investment portfolio and marketable securities accounted for under investment company accounting.

Our fixed income investment portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification and our asset/liability strategies. All securities in our fixed income investment portfolio are currently held as available-for-sale. Available-for-sale securities were $1.25 billion at March 31, 2008, a decrease of $12.6 million, or 1.0 percent, compared to $1.26 billion at December 31, 2007. The decrease was primarily related to a decrease in investments within our fixed income investment portfolio, due to principal prepayments on our mortgage-backed securities and collateralized mortgage obligations, partially offset by an increase in investments within our municipal bonds and notes portfolio. The duration of our fixed income investment portfolio was 2.4 years at March 31, 2008, compared to 2.3 years at December 31, 2007.

Marketable securities accounted for under investment company accounting represents investments managed by SVB Capital that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares. Marketable securities were $4.8 million at March 31, 2008, an increase of $1.2 million, or 33.3 percent, compared to $3.6 million at December 31, 2007. The increase was primarily related to the conversion of certain loan investments into marketable securities from one of our sponsored debt funds.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital as part of their funds management business and include funds of funds, co-investment funds and sponsored debt funds, as well as direct equity and fund investments. Non-marketable securities were $367.2 million at March 31, 2008, an increase of $27.3 million, or 8.0 percent, compared to $339.9 million at December 31, 2007. The increase was primarily related to a $16.5 million increase in private equity fund investments accounted for using investment company fair value accounting, a $10.7 million increase in private equity fund investments accounted for using cost method accounting, and a $7.4 million increase in other private equity investments accounted for using investment company fair value accounting. The increase of $16.5 million in private equity fund investments was due to additional investments made by each of our managed funds, with particular growth in SVB Strategic Investors Fund III, LP. The increase of $10.7 million in private equity fund investments related primarily to additional capital contributions to private equity funds. The increase of $7.4 million in other private equity investments related primarily to additional investments from SVB Capital Partners II, LP. These increases were partially offset by a decrease of $9.0 million in other investments accounted for using investment company fair value accounting related primarily to lower valuations and from the conversion of certain loan investments into marketable securities from one of our sponsored debt funds.

Loans

Loans, net of unearned income were $4.35 billion at March 31, 2008, an increase of $197.5 million or 4.8 percent, compared to $4.15 billion at December 31, 2007. Most of our loans are commercial in nature. Total gross loans were $4.38 billion at March 31, 2008, an increase of $199.4 million or 4.8 percent, compared to $4.18 billion at December 31, 2007. The breakdown of total gross loans by industry sector is as follows:

Industry Sector (Dollars in thousands)	March 31, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
Technology (1)	$1,996,894	45.6%	$1,948,925	46.6%
Private Equity	870,043	19.9	773,932	18.5
Life Sciences (1)	410,255	9.4	407,856	9.8
Private Client Services	409,363	9.3	402,563	9.6
Premium Wine	373,095	8.5	375,562	9.0
All Other Sectors	317,848	7.3	269,260	6.5

Total Gross Loans	$4,377,498	100.0%	$4,178,098	100.0%

(1)	Included in the technology and life science niches are loans provided to emerging growth clients, which represent approximately 12 percent of total gross loans at March 31, 2008, compared to 15 percent at December 31, 2007.

Credit Quality, Allowance for Loan Losses and Reserve for Unfunded Credit Commitments

Nonperforming assets consist of loans on nonaccrual status and foreclosed property classified as Other Real Estate Owned (“OREO”). All nonperforming loans represent impaired loans. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Nonperforming assets:
Total nonperforming loans	$7,606	$7,634
OREO	1,794	1,908

Total nonperforming assets	$9,400	$9,542

Nonperforming loans as a percentage of total gross loans	0.17%	0.18%
Nonperforming assets as a percentage of total assets	0.14%	0.14%
Allowance for loan losses	$49,636	$47,293
As a percentage of total gross loans	1.13%	1.13%
As a percentage of nonperforming loans	652.59%	619.50%
Reserve for unfunded credit commitments (1)	$13,281	$13,446

(1)	The “Reserve for unfunded credit commitments” is included as a component of “Other Liabilities”.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at March 31, 2008 and December 31, 2007 is as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007	% Change
Derivative assets, gross (1)	$85,574	$65,598	30.5%
Deferred tax assets and income tax receivable, net	65,006	69,026	(5.8)
Accrued interest receivable	32,650	30,624	6.6
FHLB and FRB stock	27,453	27,210	0.9
Other real estate owned	1,794	1,908	(6.0)
Other	49,733	64,296	(22.6)

Total accrued interest receivable and other assets	$262,210	$258,662	1.4%

(1)	See “Derivatives, Net” section below

Deferred Tax Assets and Income Tax Receivable, Net

The decrease in our deferred tax assets and income tax receivable, net was primarily related to the accelerated amortization of goodwill for tax purposes from SVB Alliant and the reduction in our state income taxes due to that acceleration.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

Our FHLB and FRB stock are restricted, as we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreement. We had $18.1 million and $17.9 million in FHLB stock at March 31, 2008 and December 31, 2007, respectively, and $9.3 million in FHLB stock at both March 31, 2008 and December 31, 2007.

Derivatives, Net

Net derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net at March 31, 2008 and December 31, 2007:

(Dollars in thousands)	March 31, 2008	December 31, 2007	% Change
Assets (liabilities):
Equity warrant assets	$32,906	$31,317	5.1%
Interest rate swaps - assets	37,702	21,499	75.4
Interest rate swaps - liabilities	(53)	(1,304)	(95.9)
Foreign exchange forward and option contracts - assets	14,966	12,782	17.1
Foreign exchange forward and option contracts - liabilities	(15,866)	(11,196)	41.7

Total derivatives, net	$69,655	$53,098	31.2%

Equity Warrant Assets

We obtain rights to purchase a client company’s stock in consideration for providing credit facilities and, less frequently, for providing other services, in the form of equity warrants. The change in fair value of equity warrant assets is recorded as gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three months ended March 31, 2008 and 2007, respectively:

	Three months ended March 31,
(Dollars in thousands)	2008	2007
Balance, beginning of period	$31,317	$37,724
New equity warrant assets	2,174	1,644
Non-cash increases (decreases) in fair value	1,444	(840)
Exercised equity warrant assets	(1,573)	(4,246)
Terminated equity warrant assets	(456)	(747)

Balance, end of period	$32,906	$33,535

Interest Rate Swaps

Concurrent with the issuance of $250.0 million in 5.70% senior notes and $250.0 million in 6.05% subordinated notes in May 2007, we entered into interest rate swap agreements, whereby we swapped the fixed interest rate of the notes with a variable interest rate based on LIBOR to hedge against the risk of changes in fair values due to changes in interest rates. The interest rate swap agreements provided a cash benefit of $0.3 million for each of the senior notes and the subordinated notes, which were recognized in the interim consolidated statements of income as a reduction in interest expense, for the three months ended March 31, 2008.

The interest rate swap agreement related to our 7.0% junior subordinated debentures provided a cash benefit of $0.2 million and $0.1 million for the three months ended March 31, 2008 and 2007, respectively, which were recognized in the consolidated statements of income as a reduction in interest expense. For the three months ended March 31, 2008 and 2007, we recorded non-cash decreases in fair value of the fair value hedge agreement of $0.5 million and $0.3 million, respectively, which were reflected in gains on derivative instruments, net.

Foreign Exchange Forward and Foreign Currency Option Contracts

At March 31, 2008 and December 31, 2007, the aggregate notional amounts of our foreign exchange forward contracts were $600.3 million and $580.9 million, respectively. Our maximum credit risk for counterparty nonperformance for foreign exchange forward contracts with both clients and correspondent banks at March 31, 2008 and December 31, 2007 amounted to $13.9 million and $12.3 million, respectively.

At March 31, 2008 and December 31, 2007, the aggregate notional amounts of our foreign currency option contracts totaled $132.7 million and $63.9 million, respectively. Our maximum credit risk to nonperformance of counterparties at March 31, 2008 and December 31, 2007 was $1.0 million and $0.5 million, respectively.

Deposits

Deposits were $4.77 billion at March 31, 2008, an increase of $158.0 million or 3.4 percent, compared to $4.61 billion at December 31, 2007. The increase in our deposit balance was primarily due to an increase in balances of our new Eurodollar sweep deposit product introduced in October 2007. Our Eurodollar sweep deposit product increased by $195.3 million to $267.4 million at March 31, 2008, compared to $72.1 million at December 31, 2007. At March 31, 2008, 36.4 percent of our total deposits were interest-bearing deposits, compared to 30.0 percent at December 31, 2007. We expect this percentage to increase as we continue to grow our interest-bearing deposits.

At March 31, 2008, the aggregate amount of time deposit accounts individually exceeding $100,000 totaled $337.4 million, compared to $286.0 million at December 31, 2007. At March 31, 2008, substantially all time deposit accounts exceeding $100,000 were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

At March 31, 2008 and December 31, 2007, we had short-term borrowings of $120.0 million and $90.0 million, respectively. Short-term borrowings include federal funds purchased and FHLB advances. Our short-term borrowings have a remaining maturity of one month or less. The increase in short-term borrowings of $30.0 million at March 31, 2008, compared to December 31, 2007 was primarily used to fund our loan growth.

Long-Term Debt

At March 31, 2008 and December 31, 2007, we had long-term debt of $893.2 million and $875.3 million, respectively. Long-term debt includes our senior and subordinated notes, contingently convertible debt, junior subordinated debentures, and other long-term debt. The increase in long-term debt of $17.9 million at March 31, 2008, compared to December 31, 2007 was primarily attributable to the change in fair values of interest rate swaps used to hedge against the senior and subordinated notes.

In April 2008, we issued $250 million of 3.875% convertible senior notes, due in April 2011. The notes are initially convertible, subject to certain conditions, into cash up to the principal amount of notes and, with respect to any excess conversion value, into shares of our common stock or cash or a combination, at our option. The notes have an initial conversion rate of 18.8525 shares of common stock per $1,000 principal amount of notes, which represents an initial effective conversion price of $53.04 per share. We will use approximately $150 million of the net proceeds to cash settle the principal portion of our 2003 Convertible Notes, which are due in June 2008. We used $20.6 million of the net proceeds to cover the net cost of entering into a convertible note hedge and a warrant agreement with respect to our common stock. These hedge and warrant transactions are separate contracts entered into with the applicable counterparties, are not part of the terms of the notes and will not affect the rights of the holders of the notes. They are intended to have the effect of increasing the economic conversion price of the notes to us to $64.43 per share of common stock. Remaining proceeds will be used for general corporate purposes.

Other Liabilities

A summary of other liabilities at March 31, 2008 and December 31, 2007 is as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007	% Change
Accrued compensation	$24,570	$67,484	(63.6)%
Reserve for unfunded credit commitments	13,281	13,446	(1.2)
Derivative liabilities, gross (1)	15,919	12,500	27.4
Other	113,246	105,813	7.0

Total other liabilities	$167,016	$199,243	(16.2)%

(1)	See “Derivatives, Net” section above.

Accrued Compensation

Accrued compensation primarily consists of accrued vacation, the Incentive Compensation Plan, Retention Program, ESOP, Direct Drive Incentive Compensation Plan, and the Warrant Incentive Plan. The decrease of $42.9 million was primarily due to annual compensation payouts received by employees during the three months ended March 31, 2008.

Reserve for Unfunded Credit Commitments

We recognized a (reduction) in our reserve for unfunded credit commitments of $(0.2) million for the three months ended March 31, 2008, compared to a provision of $1.6 million for the comparable 2007 period. The (reduction) in reserve reflects a decrease in the balance of our total unfunded credit commitments, which decreased by $78.0 million to $4.86 billion at March 31, 2008, compared to $4.94 billion at December 31, 2007.

Other

Other liabilities increased by $7.4 million to $113.2 million at March 31, 2008, compared to $105.8 million at December 31, 2007. The increase in other liabilities was primarily attributable to an increase in accrued interest expense related to our senior and subordinated notes.

Minority Interest In Capital of Consolidated Affiliates

Minority interest in capital of consolidated affiliates totaled $272.7 million and $240.1 million at March 31, 2008, and December 31, 2007, respectively. The increase of $32.6 million was primarily due to equity transactions, which included capital calls of $36.9 million made by the minority interest to our consolidated affiliates, partially offset by $4.2 million of net losses and carried interest from consolidated affiliates, primarily from one of our sponsored debt funds.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth, operating needs and credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of common stock or other securities.

Common Stock

We repurchased 1.0 million shares of our common stock for the three months ended March 31, 2008 totaling $44.6 million, compared to 0.4 million shares for the comparable 2007 period totaling $19.1 million. At March 31, 2008, $105.1 million of our common stock remain authorized for repurchase under our stock repurchase program.

From time to time, we may implement a non-discretionary trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, under which we automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

For the period April 1, 2008 through May 1, 2008, we repurchased 25,000 shares of our common stock at a total cost of $1.0 million. As of close of business, May 1, 2008, $104.1 million of our common stock remain authorized for repurchase under our common stock repurchase program. Given the challenges of the current capital markets environment and our plans for continued investment in our business to support future growth, we are inclined to retain our capital and maintain sufficient liquidity, and as a result, do not expect to repurchase shares at a level that is comparable to recent past quarters. We will continue to evaluate this position during the remainder of the year.

Stockholders’ Equity

Stockholders’ equity totaled $675.2 million at March 31, 2008, a decrease of $1.5 million or 0.2 percent, compared to $676.7 million at December 31, 2007. This decrease was primarily the result of common stock repurchases, partially offset by net income and issuance of stock options during the first quarter of 2008. SVB Financial has not paid a cash dividend on our common stock since 1992 and as of March 31, 2008, there were no plans for any payment of dividends.

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

Both SVB Financial and the Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution at March 31, 2008 and December 31, 2007. Capital ratios for SVB Financial and the Bank are set forth below:

	March 31, 2008	December 31, 2007
SVB Financial:
Total risk-based capital ratio	15.54%	16.02%
Tier 1 risk-based capital ratio	10.61%	11.07%
Tier 1 leverage ratio	11.06%	11.91%
Bank:
Total risk-based capital ratio	14.31%	14.51%
Tier 1 risk-based capital ratio	9.25%	9.41%
Tier 1 leverage ratio	9.77%	10.19%

The decrease in the total risk-based and Tier 1 capital ratios for SVB Financial at March 31, 2008, compared to December 31, 2007 was primarily due to favorable growth in loans relative to growth in lower risk-weighted assets in conjunction with accumulated share repurchase activity during the quarter. For the same period, the decrease in the total risk-based and Tier 1 capital ratios for the Bank was affected by the same relative changes in risk-weighted assets and the payment of dividends to the holding company. For both SVB Financial and the Bank, decreases in the Tier 1 leverage ratio were reflective of net changes in total and Tier 1 capital (inclusive of share repurchase activity and dividends paid from the Bank to the holding company) and higher average period end assets at March 31, 2008 compared to December 31, 2007.

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

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at March 31, 2008 and December 31, 2007, respectively:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Commitments available for funding (1)	$4,860,671	$4,938,625
Commitments unavailable for funding (2)	762,623	726,359
Fixed interest rate commitments	494,292	498,103
Maximum lending limits for accounts receivable factoring arrangements (3)	484,907	443,835
Reserve for unfunded credit commitments	$13,281	$13,446

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are unavailable for funding, due to clients’ failure to meet all collateral, compliance, and financial covenants required under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credits

The table below summarizes our commercial and standby letters of credit at March 31, 2008. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$729,467	$33,840	$763,307	$763,307
Performance standby letters of credit	21,502	6,187	27,689	27,689
Commercial letters of credit	14,162	690	14,852	14,852

Total	$765,131	$40,717	$805,848	$805,848

At March 31, 2008 and December 31, 2007, deferred fees related to financial and performance standby letters of credit were $4.4 million and $3.8 million, respectively. At March 31, 2008, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credit was $296.1 million.

Credit Card Guarantees

The total amount of credit card guarantees was $84.3 million at March 31, 2008. We do not believe that any losses, if any, incurred by the Bank as a result of these guarantees will be material in nature. Credit card fees totaled $1.7 million and $1.2 million for the three months ended March 31, 2008 and 2007, respectively.

Commitments to Invest in Private Equity Funds

The following table details our total capital commitments and our unfunded commitments at March 31, 2008:

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	1,200	870	5.1
SVB Strategic Investors Fund, LP	15,300	1,840	12.6
SVB Strategic Investors Fund II, LP	15,000	6,525	8.6
SVB Strategic Investors Fund III, LP	15,000	10,875	5.9
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	8,025	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	3,821	9.3
SVB India Capital Partners I, LP	7,500	6,000	13.9
Other Fund Investments (3)	263,391	185,691	—%

Total	$383,391	$234,057

(1)	Our ownership includes 1.3% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Includes 4.8% direct ownership in Gold Hill Venture Lending 03, LP and its parallel funds. In addition, includes 4.5% indirect ownership interest through Gold Hill Venture Lending Partners, 03, LLC.
(3)	Represents commitments to 334 private equity funds where our ownership interest is less than 5%.

Liquidity

The objective of liquidity management is to ensure that funds are available in a timely manner to meet our financial needs, including paying creditors, meeting depositors’ needs, accommodating loan demand and growth, fund investments, repurchasing shares and other capital needs, without causing an undue amount of cost or risk and without causing a disruption to normal operating conditions.

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

We have increased our use of other sources of liquidity available to us, primarily, our long-term indebtedness. Our long-term debt outstanding increased by $540.0 million to $893.2 million at March 31, 2008, compared to $353.2 million at March 31, 2007, primarily due to the issuance of $250.0 million in 5.70% senior notes, due June 2012, and $250.0 million in 6.05% subordinated notes, due in June 2017. Both debt issuances were swapped to a floating LIBOR rate for interest rate risk management purposes. The proceeds from this issuance were used to fund loan growth and to pay down our short-term borrowings. As a result, our short-term borrowings decreased by $463.9 million to $120.0 million at March 31, 2008, compared to $583.9 million at March 31, 2007.

Our liquidity requirements can also be met through the use of our portfolio of liquid assets. Our definition of liquid assets includes cash and cash equivalents in excess of the minimum levels necessary to carry out normal business operations, securities purchased under resale agreements, investment securities maturing within six months, investment securities eligible and available for financing or pledging purposes with a maturity in excess of six months and anticipated near-term cash flows from investments.

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its investment portfolio assets, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business–Supervision and Regulation–Restriction on Dividends” under Part I, Item 1 of our 2007 Form 10-K.

Condensed Consolidated Statements of Cash Flows

	Three months ended March 31,
(Dollars in thousands)	2008	2007
Cash and due from banks	$303,973	$309,933
Securities purchased under agreement to resell and other short-term investment securities	372,159	254,941

Cash and cash equivalents	$676,132	$564,874

Percentage of total assets	9.8%	9.7%

Net cash provided by operating activities	$28,330	$13,414
Net cash (used for) provided by investing activities	(223,049)	172,680
Net cash provided by (used for) financing activities	186,788	(253,805)

Net decrease in cash and cash equivalents	$(7,931)	$(67,711)

Cash provided by operating activities was $28.3 million for the three months ended March 31, 2008, which included net income of $27.9 million. Significant adjustments for noncash items that increased cash provided by operating activities included $8.7 million related to deferred income tax expense, $7.7 million related to the provision for loan losses, $6.1 million of net losses on investment securities, $5.9 million of depreciation and amortization and $3.6 million of share-based compensation amortization. Significant adjustments for noncash items that decreased cash provided by operating activities included $4.2 million of minority interest in net loss of consolidated affiliates and $1.9 million of amortization of deferred warrant-related loan fees. Additionally, cash provided by operating activities decreased by $42.9 million primarily due to a decrease in accrued compensation related to annual compensation payouts received by employees during the three months ended March 31, 2008.

Cash used for investing activities was $223.0 million for the three months ended March 31, 2008. Net cash outflow was driven primarily by a net increase in loans of $204.0 million, purchases of available-for-sale securities of $27.7 million, purchases of non-marketable securities of $42.8 million and purchases of premises and equipment of $2.0 million. Net cash inflows related primarily to proceeds from the sales, maturities and pay downs of available-for-sale securities of $44.7 million, and non-marketable securities of $7.9 million.

Cash provided by financing activities was $186.8 million for the three months ended March 31, 2008. Net cash inflow was driven primarily by increases in deposits of $158.0 million, capital contributions, net of distributions, from minority interests of $37.4 million, and increases in short-term borrowings of $30.0 million. Net cash outflows related primarily to common stock repurchases of $44.6 million.

Fair Value

Beginning in the first quarter of 2008, the assessment of fair value for our financial instruments is based on the provisions of SFAS No. 157.

At March 31, 2008, approximately 23.2 percent of our total assets, or $1.60 billion, consisted of financial assets recorded at fair value on a recurring basis. Of these assets, approximately 81.5 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value. Approximately 18.5 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. Almost all of our financial assets valued using Level 3 measurements at March 31, 2008 represented non-marketable securities. At March 31, 2008, approximately 0.3 percent of total liabilities, or $15.9 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs. There were no material transfers in/out of Level 3 in the first quarter of 2008. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately. Such controls include a model validation policy requiring that models that provide values used in financial statements be validated by qualified personnel and escalation procedures to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

As of March 31, 2008, our available for sale investment portfolio, consisting primarily of U.S. treasuries, U.S. agency debentures, investment grade mortgage securities and state and municipal obligations, and represented $1.25 billion, or 77.7 percent of our portfolio of assets measured at fair value on a recurring basis. These instruments were classified as Level 2 because their valuations were based on indicator prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. Since our available for sale debt securities portfolio consists primarily of fixed rate securities, the fair value of the portfolio is sensitive to changes in level of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

To the extent available-for sale investment securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing availability. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at March 31, 2008 totaled $267.2 million, of which $32.2 million was unused. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices at March 31, 2008 totaled $65.4 million. We have not borrowed against this pledged collateral. We have repurchase agreements with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. At March 31, 2008, we had not borrowed against our repurchase lines.

Financial assets valued using Level 3 measurements consist primarily of our investments in private equity funds, direct equity investments in privately held companies and certain investments made by our sponsored debt fund. These funds are investment companies under the AICPA Audit and Accounting Guide for Investment Companies and accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our condensed consolidated net income. Assets valued using Level 3 measurements also include equity warrant assets in shares of private company capital stock.

During the first quarter of 2008, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value increases totaling $1.8 million primarily due to higher valuations in underlying companies in our equity warrant assets portfolio. Realized gains (losses) related to the Level 3 assets for the first quarter of 2008 of $6.7 million relates primarily to gains on sale and exercises of equity warrant assets as well as gains from distributions from private equity funds.

The valuation of nonmarketable securities and equity warrant assets in shares of private company capital stock is subject to management judgment. The inherent uncertainty in the process of valuing securities for which a ready market does not exist may cause our estimated values of these securities to differ significantly from the values that would have been derived had a ready market for the securities existed, and those differences could be material. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for initial public offerings, levels of merger and acquisition activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. All of these factors are difficult to predict.

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

Interest rate risk is managed by the Asset/Liability Committee (“ALCO”), which is a management committee. ALCO reviews sensitivities of assets and liabilities to changes in interest rates, changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence to relevant policies, which are approved by the Finance Committee of our Board of Directors, is monitored on an ongoing basis and decisions related to the management of interest rate exposure are made, as appropriate.

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

For further information, see “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our 2007 Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments at December 31, 2007. At March 31, 2008, there have been no significant changes to the interest rate risk information contained in our 2007 Form 10-K or to our policies for managing interest rate risk.

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

The following table presents our MVPE and NII sensitivity exposure at March 31, 2008 and December 31, 2007, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points, respectively.

	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)		Amount	Percent		Amount	Percent
	(Dollars in thousands)
March 31, 2008:
+200	$1,208,773	$38,466	3.3%	$406,289	$34,436	9.3%
+100	1,193,164	22,857	2.0	389,808	17,955	4.8
-	1,170,307	—	—	371,853	—	—
-100	1,137,938	(32,369)	(2.8)	337,229	(34,624)	(9.3)
-200	$1,128,394	$(41,913)	(3.6)%	$319,772	$(52,081)	(14.0)%
December 31, 2007:
+200	$1,151,955	$33,654	3.0%	$461,965	$45,942	11.0%
+100	1,138,790	20,489	1.8	439,489	23,466	5.6
-	1,118,301	—	—	416,023	—	—
-100	1,081,469	(36,832)	(3.3)	393,817	(22,206)	(5.3)
-200	$1,045,298	$(73,003)	(6.5)%	$367,161	$(48,862)	(11.7)%

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

Our base case MVPE at March 31, 2008 increased from December 31, 2007 by $52.0 million, primarily due to growth in our loan portfolio and the lower interest rate environment. MVPE sensitivity in simulated interest rate movements experienced nominal change in rising rates and reduced sensitivity in declining rates. Our model imbeds floors in our interest rate change scenarios which prevent model benchmark rates from going negative in down rate scenarios. Given the already low level of interest rates these floors resulted in less sensitivity of our MVPE in down rate scenarios, especially the instantaneous and sustained parallel shift of down 200 basis points.

Conversely, our expected 12-month NII at March 31, 2008 decreased from December 31, 2007 by $44.2 million due to the variable rate nature of a significant portion of our loan portfolio and the declining interest rate environment. NII sensitivity in simulated interest rate movements experienced decreased sensitivity in rising rates due to our expected deposit pricing structure and increased sensitivity in declining rates due to the model imbedded floors as mentioned above and our expected deposit pricing structure. Changes in our pricing strategies may differ from current model assumptions and may have an impact on our overall sensitivity.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Please refer to the discussion of our legal proceedings in Note 16 (Legal Matters) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report.

ITEM 1A.	RISK FACTORS

Our business faces significant risks, including credit, market/liquidity, operational, legal/regulatory and strategic/reputation risks. The factors described below may not be the only risks we face and are not intended to serve as a comprehensive listing or be applicable only to the category of risk under which they are disclosed. The risks described below, as set forth in our 2007 Form 10-K, are generally applicable to more than one of the following categories of risks. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following factors actually occurs, our business, financial condition and/or results of operations could suffer.

While there are no material changes from the risk factors set forth in our 2007 Form 10-K, we have clarified, in particular, the risks associated with the variability of certain gains or losses under the risk factor entitled, “Equity warrant asset, private equity fund and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity markets, which are uncertain and may vary materially by period.”

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

In addition to changes in the level of interest rates, changes in the composition of our funding sources could affect our interest rate spread. For example, since 2006 we have funded our loan growth primarily through short- and long-term borrowings. These funds carry meaningfully higher interest rate costs than our current deposit base. If we significantly increase the amount of our assets that we fund through borrowings rather than deposits, our interest rate spread will likely decline. Similarly, if we significantly increase the amount of our assets that we fund through interest-bearing deposits, or increase the rates we pay on those deposits, our interest rate spread likely would decline. Interest rates paid by us could be affected by competitive, legislative or other developments. For example, in 2007 we introduced two new interest-bearing deposit products, intended to enhance our deposit levels to support our loan growth, and in the future, we may introduce additional interest-bearing deposit products. In addition, Congress has for many years debated repealing a law that prohibits banks from paying interest on checking accounts. If this law were to be repealed, we would be subject to competitive pressure to pay interest on our clients’ checking accounts.

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

We obtain rights to acquire stock in the form of equity warrant assets in certain clients for negotiated credit facilities and other services. We also make investments in private equity funds and direct investments in companies. The fair value of these warrants and investments are reflected in our financial statements and adjusted on a quarterly basis, as necessary. Fair value changes are generally recorded as unrealized gains or losses through consolidated net income. The timing and amount of changes in fair value, if any, of these financial instruments depend upon factors beyond our control, including the performance of the underlying companies, fluctuations in the market prices of the preferred or common stock of the underlying companies, general volatility and interest rate market factors, and legal and contractual restrictions. The timing and amount of actual net proceeds, if any, from the disposition of these financial instruments depend upon factors beyond our control, including investor demand for initial public offerings, levels of merger and acquisition activity, legal and contractual restrictions on our ability to sell, and the perceived and actual performance of portfolio companies. Because of the inherent variability of these financial instruments and the markets in which they are made, the fair market value of these financial instruments might increase or decrease materially, and the net proceeds realized on disposition might be less than the then-current recorded fair market value. We cannot predict future gains or losses, and any gains or losses are likely to vary materially from period to period. Additionally, the value of our equity warrant asset portfolio depends on the number of warrants we obtain, and in future periods, we may not be able to continue to obtain such equity warrant assets to the same extent we historically have achieved.

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

Federal and state banking regulators possess broad powers to take supervisory or enforcement action with respect to financial institutions. Other regulatory bodies, including the SEC, the Financial Industry Regulatory Authority (“FINRA”) and state securities regulators, regulate broker-dealers, including our subsidiary, SVB Securities. If SVB Financial Group were to violate, even if unintentionally or inadvertently, the laws governing financial institutions and broker-dealers, the regulatory authorities could take various actions against us, depending on the severity of the violation, such as revoking necessary licenses or authorizations, imposing censures, civil money penalties or fines, issuing cease and desist or other supervisory orders, and suspending or expelling from the securities business a firm, its officers or employees. Supervisory actions could result in higher capital requirements, higher insurance premiums and limitations on the activities of SVB Financial Group. These remedies and supervisory actions could have a material adverse effect on our business, financial condition, profitability and reputation.

SVB Financial relies on dividends from its subsidiaries for most of its cash revenues.

SVB Financial is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its cash revenues from dividends from its subsidiaries, primarily the Bank. These dividends are the principal source of funds to pay operating costs, borrowings, if any, and dividends, should SVB Financial elect to pay any. Various federal and state laws and regulations limit the amount of dividends that our bank and certain of our nonbank subsidiaries may pay to SVB Financial. Also, SVB Financial’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Strategic/Reputation Risks

Adverse changes in domestic or global economic conditions, especially in our industry niches, could have a material adverse effect on our business, growth and profitability.

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

Among the factors that have affected and could in the future affect the amount of capital available to startup and emerging-growth companies are the receptivity of the capital markets, IPOs or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments and general economic conditions in the technology, life science and private equity industries. Reduced capital markets valuations could reduce the amount of capital available to startup and emerging-growth companies, including companies within our technology and life science industry sectors. Additionally, such reduced valuations may decrease the value of our investment portfolio, in which we hold direct equity investments and warrants in these companies, as well as investments in funds that invest in these companies, which could have an adverse effect on our financial condition and results of operations.

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

Recent Sales of Unregistered Securities

In April 2008, SVB Financial issued $250,000,000 aggregate principal amount of certain convertible notes (including the initial purchaser’s exercise of an over-allotment option to purchase $50,000,000 principal amount of notes) to an initial purchaser in a private placement pursuant to exemptions from registration requirements of the Securities Act of 1933, as amended (the “Act”). Concurrent with the issuance of the notes, SVB Financial sold certain warrants to acquire, subject to customary anti-dilution adjustments, 4,713,125 shares (including an additional 942,625 shares sold concurrent with the issuance of $50,000,000 principal amount of notes in over-allotment) of SVB Financial’s common stock at a strike price of $64.425. The Company received aggregate proceeds of $21.2 million from the sale of such warrants.

None of the notes, warrants or underlying common stock issuable upon conversion of the notes (to the extent the conversion value exceeds the principal amount of the notes) or exercise of the warrants has been registered under the Act. The sales of these unregistered equity securities were previously and initially reported in our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 7, 2008.

Issuer Purchases of Equity Securities

The following table presents stock repurchases by month during the first quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2008 – January 31, 2008	383,628	$46.92	383,628	$131,749,648
February 1, 2008 – February 29, 2008	166,000	46.42	166,000	124,044,475
March 1, 2008 – March 31, 2008	430,000	43.99	430,000	$105,129,600

Total	979,628	$45.55	979,628

(1)	On July 26, 2007, our Board of Directors approved a stock repurchase program that authorizes us to purchase up to $250.0 million of our common stock and expires on July 31, 2008. During the three months ended March 31, 2008, we repurchased 1.0 million shares of our common stock totaling $44.6 million under the current stock repurchase program. At March 31, 2008, $105.1 million of our common stock remained authorized for repurchase under our stock repurchase program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: May 9, 2008	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement between the registrant and SVB Alliant	8-K	000-15637	2.1	October 2, 2001

3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	January 29, 2007

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A/A	000-15637	3.4	February 27, 2004

4.1	Indenture dated as of May 20, 2003 between the Company and Wells Fargo Bank Minnesota, National Association	S-3	333-107994	4.1	August 14, 2003

4.2	Form of Note (included in Exhibit 4.1)	S-3	333-107994	4.1	August 14, 2003

4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003

4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.5	Junior Subordinated Deferrable Debenture due October 15, 2033 of Silicon Valley Bancshares	8-K	000-15637	4.13	November 19, 2003

4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II	8-K	000-15637	4.15	November 19, 2003

4.8	Guarantee Agreement, dated October 30, 2003 between Silicon Valley Bancshares and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between Silicon Valley Bancshares and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.10	Certificate Evidencing 7% Common Securities of SVB Capital II	8-K	000-15637	4.18	November 19, 2003

4.11	Silicon Valley Bancshares Officers’ Certificate and Company Order, dated October 30, 2003	8-K	000-15637	4.19	November 19, 2003

4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between Silicon Valley Bancshares and Wells Fargo Bank Minnesota, N.A.	8-A/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between Silicon Valley Bancshares and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.13	August 3, 2004

4.14	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between SVB Financial Group and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.15	Indenture, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and the Company	8-K	000-15637	4.1	April 7, 2008

4.16	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between the Company and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.2	April 7, 2008

4.17	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between the Company and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008

4.18	Letter Agreement re Warrants, dated as of April 1, 2008, by and between the Company and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.4	April 7, 2008

4.19	Letter Agreement re Warrants, dated as of April 1, 2008, by and between the Company and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008

4.20	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008 by and between SVB Financial Group and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.20	April 30, 2008

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.25	Purchase Agreement, dated April 1, 2008, by and between the Company and JPMorgan Chase Bank, National Association.	8-K	000-15637	10.1	April 7, 2008

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

*	Furnished herewith