Form 10-Q
period 2008-06-30
SVB FINANCIAL GROUP
filed 2008-08-07
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At July 31, 2008, 32,495,314 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	June 30, 2008	December 31, 2007
Assets
Cash and due from banks	$305,142	$325,399
Securities purchased under agreement to resell and other short-term investment securities	325,723	358,664
Investment securities	1,787,996	1,602,574
Loans, net of unearned income	4,633,701	4,151,730
Allowance for loan losses	(52,888)	(47,293)

Net loans	4,580,813	4,104,437
Premises and equipment, net of accumulated depreciation and amortization	34,787	38,628
Goodwill	4,092	4,092
Accrued interest receivable and other assets	271,318	258,662

Total assets	$7,309,871	$6,692,456

Liabilities, Minority Interest and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$2,919,205	$3,226,859
Negotiable order of withdrawal (NOW)	48,032	35,909
Money market	1,131,154	941,242
Time	410,591	335,110
Foreign sweep	354,598	72,083

Total deposits	4,863,580	4,611,203
Short-term borrowings	330,000	90,000
Other liabilities	163,911	199,243
Long-term debt	975,878	875,254

Total liabilities	6,333,369	5,775,700

Commitments and contingencies

Minority interest in capital of consolidated affiliates	291,375	240,102
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 32,252,367 and 32,670,557 shares outstanding, respectively	32	33
Retained earnings	698,729	682,911
Accumulated other comprehensive loss	(13,634)	(6,290)

Total stockholders’ equity	685,127	676,654

Total liabilities, minority interest and stockholders’ equity	$7,309,871	$6,692,456

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
Interest income:
Loans	$84,515	$89,051	$174,274	$174,283
Investment securities:
Taxable	14,586	15,782	28,356	32,075
Non-taxable	1,078	557	2,015	1,164
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	3,684	4,341	7,801	8,175

Total interest income	103,863	109,731	212,446	215,697

Interest expense:
Deposits	5,372	2,568	10,641	4,756
Borrowings	10,627	12,587	21,860	23,001

Total interest expense	15,999	15,155	32,501	27,757

Net interest income	87,864	94,576	179,945	187,940
Provision for loan losses	8,351	8,117	16,074	7,710

Net interest income after provision for loan losses	79,513	86,459	163,871	180,230

Noninterest income:
Client investment fees	13,648	12,652	27,370	24,686
Foreign exchange fees	7,961	5,805	15,805	11,064
Deposit service charges	6,056	3,567	11,947	6,778
Gains on derivative instruments, net	4,408	4,751	7,007	6,724
Letter of credit and standby letter of credit income	3,142	2,761	6,088	5,692
Corporate finance fees	—	3,487	3,640	6,402
Gains (losses) on investment securities, net	2,039	13,641	(4,073)	25,892
Other	6,683	9,036	17,718	15,923

Total noninterest income	43,937	55,700	85,502	103,161

Noninterest expense:
Compensation and benefits	50,059	51,957	103,840	105,317
Professional services	9,132	6,676	17,933	15,826
Premises and equipment	5,455	5,111	10,643	10,253
Net occupancy	4,342	6,285	8,690	11,089
Business development and travel	3,764	3,403	7,186	6,318
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	3,858	—	3,858	—
Correspondent bank fees	1,816	1,311	3,322	2,860
Telephone	1,345	1,423	2,497	2,856
Data processing services	1,116	858	2,193	1,886
Provision for (reduction of) unfunded credit commitments	800	(696)	635	(1,805)
Impairment of goodwill	—	17,204	—	17,204
Other	5,502	4,384	9,829	8,229

Total noninterest expense	87,189	97,916	170,626	180,033

Income before minority interest in net loss (income) of consolidated affiliates and income tax expense	36,261	44,243	78,747	103,358
Minority interest in net loss (income) of consolidated affiliates	1,534	(5,825)	5,752	(16,181)

Income before income tax expense	37,795	38,418	84,499	87,177
Income tax expense	16,500	15,553	35,301	35,921

Net income	$21,295	$22,865	$49,198	$51,256

Earnings per common share—basic	$0.66	$0.67	$1.53	$1.49
Earnings per common share—diluted	$0.62	$0.61	$1.43	$1.38

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net income	$21,295	$22,865	$49,198	$51,256
Other comprehensive income, net of tax:
Foreign currency translation (losses) gains, net of tax	(357)	197	(416)	88
Change in unrealized gains (losses) on available-for-sale investment securities:
Unrealized holding losses, net of tax	(10,627)	(10,512)	(7,716)	(7,349)
Reclassification adjustment for realized losses (gains) included in net income, net of tax	304	45	788	(143)

Other comprehensive income, net of tax:	(10,680)	(10,270)	(7,344)	(7,404)

Comprehensive income	$10,615	$12,595	$41,854	$43,852

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$49,198	$51,256
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	17,204
Provision for loan losses	16,074	7,710
Provision for (reduction of) unfunded credit commitments	635	(1,805)
Changes in fair values of derivatives, net	471	(5,355)
Losses (gains) on investment securities, net	4,073	(25,892)
Depreciation and amortization	12,413	10,176
Minority interest in net (loss) income of consolidated affiliates	(5,752)	16,181
Tax benefit of original issue discount	1,567	1,659
Tax benefits of share-based compensation and other	1,584	940
Amortization of share-based compensation	7,470	8,245
Amortization of deferred warrant-related loan fees	(3,944)	(3,538)
Deferred income tax expense	10,824	(4,727)
Loss on valuation adjustments and sale of other real estate owned	296	1,368
Changes in other assets and liabilities:
Accrued interest, net	(2,507)	974
Accounts receivable	(686)	(7,467)
Income tax receivable, net	(8,681)	(9,171)
Accrued compensation	(30,864)	(12,415)
Foreign exchange spot contracts, net	(423)	16,600
Other, net	(6,560)	4,177

Net cash provided by operating activities	45,188	66,120

Cash flows from investing activities:
Purchases of available-for-sale securities	(282,175)	(23,420)
Proceeds from sales of available-for-sale securities	2,915	4,524
Proceeds from maturities and pay downs of available-for-sale securities	134,144	158,765
Purchases of nonmarketable securities (cost and equity method accounting)	(22,161)	(15,495)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	3,554	10,378
Proceeds from nonmarketable securities (cost and equity method accounting)	889	6,698
Purchases of nonmarketable securities (investment fair value accounting)	(56,048)	(37,064)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	19,976	12,649
Net (increase) decrease in loans	(498,096)	(290,366)
Proceeds from recoveries of charged-off loans	4,827	3,510
Proceeds from sale of other real estate owned	—	4,309
Purchases of premises and equipment	(4,188)	(9,151)

Net cash used for investing activities	(696,363)	(174,663)

Cash flows from financing activities:
Net increase in deposits	252,377	345,332
Principal payments of other long-term debt	(543)	—
Payments for early conversion of zero-coupon convertible subordinated notes	(7,832)	—
Payments for settlement of zero-coupon convertible subordinated notes upon maturity	(141,900)	—
Proceeds from exercise of call options pursuant to convertible note hedge agreement related to zero coupon convertible subordinated notes	3,857	—
Proceeds from issuance of 3.875% convertible senior notes, net of issuance cost	243,236	—
Proceeds from issuance of senior and subordinated notes, net	—	495,030
Proceeds from issuance of warrants related to 3.875% convertible senior notes	21,200	—
Cost of hedge agreement related to 3.875% convertible senior notes	(41,750)	—
Increase (decrease) in short-term borrowings	240,000	(378,537)
Capital contributions from minority interest participants, net of distributions	57,025	34,976
Stock compensation related tax benefits	2,034	5,072
Proceeds from issuance of common stock and ESPP	15,890	19,667
Repurchases of common stock	(45,617)	(39,303)

Net cash provided by financing activities	597,977	482,237

Net increase in cash and cash equivalents	(53,198)	373,694
Cash and cash equivalents at beginning of year	684,063	632,585

Cash and cash equivalents at end of period	$630,865	$1,006,279

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

SVB Financial Group (“SVB Financial” or the “Parent”) is a diversified financial services company, as well as a bank holding company and financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to support our clients throughout their life cycles. In this Quarterly Report on Form 10-Q, when we refer to “SVB Financial Group,” the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”, unless the context requires otherwise). When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group, unless the context requires otherwise.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

The accompanying interim consolidated financial statements have been prepared on a consistent basis with the accounting policies described in Consolidated Financial Statements and Supplementary Data—Note 2 (Summary of Significant Accounting Policies) under Part II, Item 8 of our 2007 Form 10-K.

The preparation of interim consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the valuation of non-marketable securities, the adequacy of the allowance for loan losses, valuation of equity warrant assets, the recognition and measurement of income tax assets and liabilities, the adequacy of the reserve for unfunded credit commitments, goodwill and share-based compensation.

In July 2007, we reached a decision to cease operations at SVB Alliant, our investment banking subsidiary, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. As of March 31, 2008 all such client transactions have been completed. All operations at SVB Alliant were ceased as of March 31, 2008. Accordingly, SVB Alliant is no longer reported as an operating segment as of the second quarter of 2008. We have not presented the results of operations of SVB Alliant in discontinued operations for the three and six months ended June 30, 2008 or for any comparative period presented based on our assessment of the materiality of SVB Alliant’s results to our consolidated results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

2. Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. In February 2008, the Financial Accounting Standards Board (“FASB”) decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it may have on our financial statements upon full adoption on January 1, 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination.

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

In May 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”). This new standard provides guidance for determining whether an entity is an “investment company,” as defined in the pronouncement, and whether the specialized industry accounting principles for investment companies should be retained in the consolidated financial statements of the parent or of an equity method investor. As originally issued, SOP 07-1 was effective for the year beginning January 1, 2008; however, on February 14, 2008, the FASB issued FASB Staff Position No. SOP 07-1-1, Effective Date of AICPA Statement of Position 07-1, which delayed indefinitely the effective date of SOP 07-1. We are currently monitoring any changes to the existing guidance.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to provide enhanced disclosure information that should enable financial statement users to better understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. While we are currently assessing the full impact of SFAS No. 161 on our consolidated financial position and results of operations, the principal impact of SFAS No. 161 will require us to expand our disclosures regarding our derivative instruments.

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) upon conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and is applicable retrospectively for all periods presented. We are currently assessing the impact of FSP APB 14-1 on our consolidated financial position and results of operations.

3. Earnings Per Share (“EPS”)

The following is a reconciliation of basic EPS to diluted EPS:

	Three months ended June 30,		Six months ended June 30,
(Dollars and shares in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income	$21,295	$22,865	$49,198	$51,256

Denominator:
Weighted average common shares outstanding-basic	32,054	34,319	32,167	34,368
Weighted average effect of dilutive securities:
Stock options	968	1,364	984	1,344
Restricted stock awards and units	87	91	38	48
2003 Convertible Notes (See Note 9 “Short-Term Borrowings and Long-Term Debt”)	1,083	1,575	1,158	1,455
Warrants associated with 2003 Convertible Notes (See Note 10 “Derivative Financial Instruments”)	—	59	—	—

Denominator for diluted calculation	34,192	37,408	34,347	37,215

Net income per share:
Basic	$0.66	$0.67	$1.53	$1.49

Diluted	$0.62	$0.61	$1.43	$1.38

Stock options with exercise prices greater than the average market price of our common stock were excluded from the diluted EPS calculation as their inclusion would have been anti-dilutive. Our $150 million zero-coupon convertible subordinated notes (“2003 Convertible Notes”) and $250 million of 3.875% convertible senior notes (“2008 Convertible Notes”) are included in the calculation of diluted EPS using the treasury stock method, in accordance with the provisions of Emerging Issues Task Force (“EITF”) 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS, EITF No. 90-19, Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion and SFAS No. 128, Earnings Per Share. Prior to maturity on June 15, 2008, we included the weighted average dilutive effect of the 2003 Convertible Notes in our diluted EPS calculation as their conversion price was lower than the average market price of our common stock for the three and six months ended June 30, 2008. The issuance of the 2008 Convertible Notes in April 2008 did not impact our weighted average diluted common shares as their conversion price was higher than the average market price of our common stock for the three and six months ended June 30, 2008.

The following table summarizes the potential common shares excluded from the diluted EPS calculation:

	Three months ended June 30,		Six months ended June 30,
(Shares in thousands)	2008	2007	2008	2007
Stock options	939	600	933	822
Restricted stock awards and units	2	—	1	10
Warrants associated with 2003 Convertible Notes (See Note 10 “Derivative Financial Instruments”)	3,633	—	4,042	4,456
2008 Convertible Notes (See Note 9 “Short-Term Borrowings and Long-Term Debt”)	4,402	—	2,201	—
Warrants associated with 2008 Convertible Notes (See Note 10 “Derivative Financial Instruments”)	4,402	—	2,201	—

Total	13,378	600	9,378	5,288

4. Share-Based Compensation

For the three months ended June 30, 2008 and 2007, we recorded share-based compensation expense of $3.8 million and $4.4 million, respectively, resulting in the recognition of $1.0 million in related tax benefits for both the three months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, we recorded share-based compensation expense of $7.4 million and $8.2 million, respectively, resulting in the recognition of $1.7 million in related tax benefits for both the six months ended June 30, 2008 and 2007.

Unrecognized Compensation Expense

At June 30, 2008, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$8,798	1.73
Restricted stock awards and units	16,325	1.87

Total unrecognized share-based compensation expense	$25,123

Share-Based Payment Award Activity

The table below provides stock option information related to the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the six months ended June 30, 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2007	3,769,229	$33.74
Granted	400,800	48.52
Exercised	(453,310)	29.33
Forfeited	(8,333)	46.94
Expired	(3,941)	41.26

Outstanding at June 30, 2008	3,704,445	35.84	3.74	$47,194,693

Vested and expected to vest at June 30, 2008	3,551,164	35.28	3.62	47,130,432

Exercisable at June 30, 2008	2,797,075	$31.84	3.03	$46,217,962

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $48.11 at June 30, 2008. The total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $5.2 million and $8.6 million, respectively, and the total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $10.8 million and $16.3 million, respectively.

The table below provides information for restricted stock awards and restricted stock units under the 1989 Stock Option Plan, the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the six months ended June 30, 2008:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2007	376,181	$44.58
Granted	187,967	48.56
Vested	(68,767)	43.56
Forfeited	(3,652)	45.00

Nonvested at June 30, 2008	491,729	$46.24

5. Securities Purchased under Agreement to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreement to resell and other short-term investment securities at June 30, 2008 and December 31, 2007, respectively:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Securities purchased under agreement to resell	$70,466	$62,181
Interest-earning deposits	94,249	81,553
Other short-term investment securities	161,008	214,930

Total securities purchased under agreement to resell and other short-term investment securities	$325,723	$358,664

6. Investment Securities

The detailed composition of our investment securities at June 30, 2008 and December 31, 2007 is presented as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Marketable securities:
Available-for-sale securities, at fair value	$1,390,516	$1,259,106
Marketable securities (investment company fair value accounting) (1)	4,243	3,591
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)	220,963	194,862
Other private equity investments (3)	60,272	44,872
Other investments (4)	2,768	12,080
Non-marketable securities (equity method accounting):
Other investments (5)	21,866	21,299
Low income housing tax credit funds	27,450	24,491
Non-marketable securities (cost method accounting):
Private equity fund investments (6)	50,815	35,006
Other private equity investments	9,103	7,267

Total investment securities	$1,787,996	$1,602,574

(1)	Marketable securities (investment company fair value accounting) represent investments managed by us or our consolidated subsidiaries that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares. At June 30, 2008 and December 31, 2007 they include investments made by the following funds:

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Partners for Growth, LP	$3,745	50.0%	$2,556	50.0%
SVB India Capital Partners I, LP	498	13.9%	1,035	13.9%

Total marketable securities	$4,243		$3,591

(2)	Private equity fund investments at June 30, 2008 and December 31, 2007 include investments made by the following consolidated funds of funds:

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$69,996	12.6%	$68,744	12.6%
SVB Strategic Investors Fund II, LP	87,534	8.6	81,382	8.6
SVB Strategic Investors Fund III, LP	63,433	5.9%	44,736	5.9%

Total private equity fund investments	$220,963		$194,862

(3)	Other private equity investments at June 30, 2008 and December 31, 2007 include investments made by the following consolidated co-investment funds:

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$23,720	10.7%	$28,068	10.7%
SVB Capital Partners II, LP (i)	27,659	5.1	14,458	5.1
SVB India Capital Partners I, LP	8,893	13.9%	2,346	13.9%

Total other private equity investments	$60,272		$44,872

(i)	At June 30, 2008, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(4)	Other investments within non-marketable securities (investment company fair value accounting) include investments made by Partners for Growth, LP, a consolidated sponsored debt fund. At June 30, 2008, we had a majority ownership interest of approximately 50.0% in the fund. Partners for Growth, LP is managed by a third party and we do not have an ownership interest in the general partner of this fund.

(5)	Other investments within non-marketable securities (equity method accounting) at June 30, 2008 and December 31, 2007 include investments made in the following sponsored debt funds:

	June 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$14,505	9.3%	$15,915	9.3%
Partners for Growth II, LP	7,361	24.2%	5,384	24.2%

Total other investments	$21,866		$21,299

(i)	At June 30, 2008, we had a direct ownership interest of 4.8% in the fund. In addition, at June 30, 2008, we had an indirect ownership interest of 90.7% in the fund’s general partner, Gold Hill Venture Lending Partners 03, LLC (“GHLLC”). GHLLC has a direct ownership interest of 5.0% in Gold Hill Venture Lending 03, LP and its parallel funds. Taking into consideration our ownership interest of GHLLC, our direct and indirect ownership interest in Gold Hill Venture Lending 03, LP is 9.3%.

(6)	Represents investments in 344 and 324 private equity funds at June 30, 2008 and December 31, 2007, respectively, where our ownership interest is less than 5% of the voting stock of each such fund.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, at June 30, 2008:

	June 30, 2008
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agencies and corporations:
Collateralized mortgage obligations (1)	$254,573	$(3,885)	$146,147	$(7,240)	$400,720	$(11,125)
Mortgage-backed securities (1)	390,706	(7,735)	66,845	(2,736)	457,551	(10,471)
Commercial mortgage-backed securities (1)	9,770	(126)	46,183	(1,512)	55,953	(1,638)
Municipal bonds and notes	71,625	(2,034)	—	—	71,625	(2,034)
Marketable equity securities	1,793	(1,732)	—	—	1,793	(1,732)

Total temporarily impaired securities	$728,467	$(15,512)	$259,175	$(11,488)	$987,642	$(27,000)

(1)	As of June 30, 2008, we identified a total of 253 investments that were in unrealized loss positions, of which 44 investments totaling $259.2 million with unrealized losses of $11.5 million had fair values less than their adjusted cost for a period of time greater than 12 months. Securities classified as collateralized mortgage obligations totaling $146.1 million with unrealized losses of $7.2 million were originally purchased between May 2002 and July 2005. Securities classified as mortgage-backed securities totaling $66.8 million with unrealized losses of $2.7 million were originally purchased between June 2003 and March 2005. Securities classified as commercial mortgage-backed securities totaling $46.2 million with unrealized losses of $1.5 million were originally purchased between April 2005 and July 2005. All investments with unrealized losses for a period of time greater than 12 months are either rated AAA by Moody’s or S&P or are issued by a government sponsored enterprise. The unrealized losses are due to increases in market interest rates or increases in market spreads to benchmark interest rates relative to rates and spreads at the time of purchase. Based on the underlying credit quality of the investments, we expect these impairments to be temporary and as such, we expect to recover impairments prior to maturity and we have the intent and ability to hold these investments until recovery or final maturity. Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, as of December 31, 2007:

	December 31, 2007
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agencies and corporations:
Collateralized mortgage obligations	$—	$—	$408,238	$(7,828)	$408,238	$(7,828)
Mortgage-backed securities	9,759	(12)	331,300	(5,700)	341,059	(5,712)
U.S. agency debentures	—	—	74,575	(440)	74,575	(440)
Commercial mortgage-backed securities	—	—	51,380	(740)	51,380	(740)
Municipal bonds and notes	24,327	(240)	—	—	24,327	(240)
Marketable equity securities	7,391	(884)	—	—	7,391	(884)

Total temporarily impaired securities	$41,477	$(1,136)	$865,493	$(14,708)	$906,970	$(15,844)

The following table presents the components of gains and losses on investment securities for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross gains on investment securities:
Available-for-sale securities, at fair value	$139	$78	$205	$396
Marketable securities (investment company fair value accounting)	612	50	612	92
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	6,715	6,683	16,815	19,275
Other private equity investments	3,722	1,289	5,440	1,336
Other investments	155	12,079	155	12,646
Non-marketable securities (equity method accounting):
Other investments	1,162	211	1,531	535
Non-marketable securities (cost method accounting):
Private equity fund investments	126	572	410	796
Other private equity investments	81	5	81	232

Total gross gains on investment securities	12,712	20,967	25,249	35,308

Gross losses on investment securities:
Available-for-sale securities, at fair value	(654)	(154)	(1,541)	(154)
Marketable securities (investment company fair value accounting)	(13)	—	(1,926)	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(8,432)	(5,531)	(15,749)	(6,737)
Other private equity investments	(880)	(1,040)	(2,533)	(1,740)
Other investments	—	—	(5,514)	—
Non-marketable securities (equity method accounting):
Other investments	(2)	(467)	(1,093)	(467)
Non-marketable securities (cost method accounting):
Private equity fund investments	(434)	(134)	(708)	(318)
Other private equity investments	(258)	—	(258)	—

Total gross losses on investment securities	(10,673)	(7,326)	(29,322)	(9,416)

Gains (losses) on investment securities, net	$2,039	$13,641	$(4,073)	$25,892

Amounts attributable to minority interests, including carried interest	$452	$8,654	$(1,447)	$19,476

Net gains on investment securities of $2.0 million for the three months ended June 30, 2008 were mainly attributable to net gains from one of our managed co-investment funds of $2.4 million, primarily due to net realized gains from certain investments arising from merger and acquisition activities, and net gains from our sponsored debt funds of $2.2 million, which included $1.5 million of net gains mainly attributable to increases in the share prices of certain investments and higher valuations related to investments within our sponsored debt funds, $0.4 million of net gains from the sale of certain investments within the funds and $0.3 million of net gains from distributions. These net gains were partially offset by net losses from our managed funds of funds of $1.7 million, which included $5.0 million in net losses from decreases in valuations, partially offset by $3.3 million of net gains primarily from distributions, and net losses of $0.5 million from the sale of certain equity securities, which are publicly-traded shares acquired upon exercise of equity warrant assets.

Net losses on investment securities were $4.1 million for the six months ended June 30, 2008, compared to net gains of $25.9 million for the comparable 2007 period. Net losses on investment securities of $4.1 million for the six months ended June 30, 2008 were mainly attributable to $6.1 million of net losses from one of our sponsored debt funds primarily due to a decrease in the share price of one investment, and $1.3 million of net losses from the sale of certain equity securities. These net losses were partially offset by net gains of $2.0 million from one of our managed co-investment funds and $1.1 million in net gains from our managed funds of funds.

7. Loans and Allowance for Loan Losses

The composition of loans, net of unearned income of $33.3 million and $26.4 million at June 30, 2008 and December 31, 2007, respectively, is presented in the following table:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Commercial loans	$3,725,560	$3,321,911
Premium wine (1)	381,173	375,169
Community development loans (2)	55,653	52,094
Consumer and other (3)	471,315	402,556

Total loans, net of unearned income	$4,633,701	$4,151,730

(1)	Premium wine consists of loans for vineyard development as well as financial solutions to meet the needs of our clients’ premium wineries and vineyards. At June 30, 2008 and December 31, 2007, $255.8 million and $251.1 million, respectively, of such loans were secured by real estate.
(2)	Community development loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act and all are secured by real estate.
(3)	Consumer and other loans consist of loans to targeted high-net-worth individuals. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans, and capital call lines of credit. This category also includes loans made to eligible employees through our Employee Home Ownership Plan. At June 30, 2008 and December 31, 2007, $201.4 million and $181.8 million, respectively, of such loans by real estate. Loans secured by real estate at June 30, 2008 included $81.4 million of home equity lines of credit, which may have been used to finance real estate investments, $49.8 million of loans used to purchase, renovate or refinance personal residences, and $70.2 million of loans made to eligible employees through our Employee Home Ownership Plan. Loans secured by real estate at December 31, 2007 included $84.8 million of home equity lines of credit, which may have been used to finance real estate investments, $48.1 million of loans used to purchase, renovate or refinance personal residences, and $48.9 million of loans made to eligible employees through our Employee Home Ownership Plan.

The activity in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance for loan losses, beginning balance	$49,636	$40,256	$47,293	$42,747
Provision for loan losses	8,351	8,117	16,074	7,710
Loan charge-offs	(9,098)	(6,265)	(15,306)	(10,615)
Loan recoveries	3,999	1,244	4,827	3,510

Allowance for loan losses, ending balance	$52,888	$43,352	$52,888	$43,352

The aggregate investment in loans for which impairment has been determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaled $8.5 million and $7.6 million at June 30, 2008 and December 31, 2007, respectively. The allocation of the allowance for loan losses related to impaired loans was $2.9 million and $1.4 million at June 30, 2008 and December 31, 2007, respectively. Average impaired loans for the three months ended June 30, 2008 and 2007 was $11.0 million and $10.5 million, respectively, and average impaired loans for the six months ended June 30, 2008 and 2007 was $9.6 million and $10.5 million, respectively. If these loans had not been impaired, $0.1 million and $0.2 million in interest income would have been recorded for the three months ended June 30, 2008 and 2007, respectively, and $0.3 million and $0.6 million in interest income would have been recorded for the six months ended June 30, 2008 and 2007, respectively.

8. Goodwill

Goodwill at both June 30, 2008 and December 31, 2007 was $4.1 million, which resulted from our acquisition of a majority ownership interest in eProsper in 2006, an equity ownership data management services company.

During the second quarter of 2007, we conducted our annual assessment of goodwill of SVB Alliant. We concluded at that time that we had an impairment of goodwill based on forecasted discounted net cash flows for that reporting unit. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance. As required by SFAS No. 142, Goodwill and Other Intangible Assets, in measuring the amount of goodwill impairment, we made a hypothetical allocation of the reporting unit’s estimated fair value to the tangible and intangible assets (other than goodwill) for the reporting unit. Based on this allocation, we concluded that the entire amount of the remaining $17.2 million of goodwill was impaired and was required to be expensed as a noncash charge to continuing operations during the second quarter of 2007. Subsequently in July 2007, we reached a decision to cease operations at SVB Alliant. All operations at SVB Alliant were ceased as of March 31, 2008.

9. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt outstanding at June 30, 2008 and December 31, 2007:

(Dollars in thousands)	Maturity	June 30, 2008	December 31, 2007
Short-term borrowings:
Federal funds purchased	Less than One Month (1)	$260,000	$—
FHLB advances	Less than One Month (1)	70,000	90,000

Total short-term borrowings		$330,000	$90,000

Long-term debt:
FHLB advances	(2)	$150,000	$150,000
5.70% senior notes	June 1, 2012	259,712	259,706
6.05% subordinated notes	June 1, 2017	261,530	261,099
Zero-coupon convertible subordinated notes	June 15, 2008	—	149,269
3.875% convertible senior notes	April 15, 2011	250,000	—
7.0% junior subordinated debentures	October 15, 2033	52,509	52,511
8.0% long-term notes payable	(3)	2,127	2,669

Total long-term debt		$975,878	$875,254

(1)	Represents remaining maturity as of the date reported.
(2)	Represents Federal Home Loan Bank (“FHLB”) advances of $50 million maturing in November 2008, $50 million maturing in May 2009 and $50 million maturing in November 2009.
(3)	Long-term debt payable was assumed in relation to the acquisition of a 65% interest in eProsper in 2006 and was repayable beginning January 1, 2008 with last repayment due November 2009.

Interest expense related to short-term borrowings and long-term debt was $10.6 million and $12.6 million for the three months ended June 30, 2008 and 2007, respectively, and $21.9 million and $23.0 million for the six months ended June 30, 2008 and 2007, respectively. The weighted average interest rates associated with our short-term borrowings and long-term debt outstanding were 3.27 percent and 4.96 percent for the three months ended June 30, 2008 and 2007, respectively, and 3.62 percent and 4.81 percent for the six months ended June 30, 2008 and 2007, respectively.

Zero-Coupon Convertible Subordinated Notes (“2003 Convertible Notes”)

Our 2003 Convertible Notes, previously issued with an original aggregate total principal amount of $150 million, matured on June 15, 2008. As of the maturity date, convertible notes for the aggregate total principal amount of $141.9 million were outstanding and had not yet been converted. Based on the conversion terms of these notes, on June 23, 2008, we made an aggregate conversion settlement payment in cash and in shares of our common stock. The total value of both cash and shares as calculated based on the terms of the notes and as of the payment date was $212.8 million. Of the $212.8 million, we paid $141.9 million in cash, representing the portion of the conversion payment as the total principal amount of the notes converted. We also issued 1,406,034 shares of our common stock, valued at $70.9 million as calculated based on the terms of the notes, representing the portion of the conversion premium value that exceeded the total principal amount of the notes. In connection with this conversion settlement payment, we exercised call options pursuant to a call-spread arrangement with a certain counterparty, under which the counterparty delivered to us 1,406,043 shares of our common stock, valued at $70.9 million. Accordingly, there was no net impact on our total stockholders’ equity for the second quarter of 2008 with respect to settling the conversion premium value.

During the three months ended June 30, 2008 but prior to the maturity date of our 2003 Convertible Notes, we received a conversion notice to convert notes in the total principal amount of $7.8 million. Consistent with prior early conversions, we elected to settle the conversion fully in cash and paid a total of $11.6 million in cash, which included $3.9 million representing the conversion premium value of the converted notes. Accordingly, we recorded a non-tax deductible loss of $3.9 million as noninterest expense. In connection with this early conversion settlement payment, we exercised call options pursuant to our call-spread arrangement and received a corresponding cash payment of $3.9 million from the counterparty to the call-spread arrangement. Accordingly, we recorded an increase in stockholders’ equity of $3.9 million, representing such payment received, which was reflected as additional paid-in capital. As a result, the $3.9 million in noninterest expense we recorded due to this early conversion settlement had no net impact on our total stockholders’ equity.

3.875% Convertible Senior Notes (“2008 Convertible Notes”)

In April 2008, we issued our 2008 Convertible Notes, due April 15, 2011 in the aggregate principal amount of $250 million to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The issuance costs related to the 2008

Convertible Notes were $6.8 million and the net proceeds from the offering were $243.2 million. We used $141.9 million of the net proceeds to settle the conversion of our 2003 Convertible Notes, which matured in June 2008, and $20.6 million to enter a call-spread arrangement. All of the remaining proceeds will be used for general corporate purposes. The 2008 Convertible Notes are initially convertible, subject to certain conditions, into cash up to the principal amount of notes and, with respect to any excess conversion value, into shares of our common stock or cash or a combination, at our option. Holders may convert their 2008 Convertible Notes beginning any fiscal quarter commencing after June 30, 2008, if: (i) the price of our common stock issuable upon conversion of the note reaches a specific threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the note falls below certain thresholds. The notes have an initial conversion rate of 18.8525 shares of common stock per $1,000 principal amount of notes, which represents an initial effective conversion price of $53.04 per share. Upon maturity, we intend to settle the outstanding principal amount in cash and we have the option to settle any amount exceeding the principal value of the 2008 Convertible Notes in either cash or shares of our common stock.

Concurrent with the issuance of the 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement (See Note 10 (Derivative Financial Instruments)), which effectively increased the economic conversion price of the 2008 Convertible Notes to $64.43 per share of common stock, as applicable to us. The terms of the hedge agreement are not part of the terms of the notes and will not affect the rights of the holders of the notes.

Available Lines of Credit

At June 30, 2008, we had available $1.38 billion in uncommitted federal funds lines of credit, of which $1.12 billion were unused. We have repurchase agreements with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. At June 30, 2008, we had not borrowed against our repurchase lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at June 30, 2008 totaled $251.5 million, of which $31.5 million was unused. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices totaled $35.1 million at June 30, 2008. We have not borrowed against this pledged collateral.

10. Derivative Financial Instruments

The total notional or contractual amounts, credit risk amount and estimated net fair value for derivatives at June 30, 2008 and December 31, 2007, respectively, were as follows:

	June 30, 2008			December 31, 2007
(Dollars in thousands)	Notional or contractual amount	Credit risk amount (1)	Estimated net fair value	Notional or contractual amount	Credit risk amount (1)	Estimated net fair value
Fair Value Hedges
Interest rate swap - senior notes	$250,000	$9,900	$9,900	$250,000	$9,878	$9,878
Interest rate swap - subordinated notes	250,000	12,032	12,032	250,000	11,621	11,621
Interest rate swap - junior subordinated debt	50,000	—	(956)	50,000	—	(1,304)
Derivatives - Other
Foreign exchange forwards	595,223	17,108	454	580,861	12,290	1,586
Foreign currency options	25,066	337	—	63,906	492	—
Equity warrant assets	113,510	36,463	36,463	101,035	31,317	31,317
Covered call options (2)	$2,313	$—	$(259)	$—	$—	$—

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties.
(2)	Represents covered call options held by one of our sponsored debt funds.

Fair Value Hedges

The interest rate swap agreement for our 5.70% senior notes provided a cash benefit of $1.3 million and $1.6 million for the three and six months ended June 30, 2008, respectively, compared to interest expense of $0.1 million for both the comparable 2007 periods. The interest rate swap agreement for our 6.05% subordinated notes provided a cash benefit of $1.4 million and $1.7 million for the three and six months ended June 30, 2008, respectively, compared to interest expense of $0.1 million for both the comparable 2007 periods. The cash benefit was recognized in the consolidated statements of income as a reduction in interest expense. The 5.70% senior notes and the 6.05% subordinated notes were issued by the Bank.

The interest rate swap agreement for our 7.0% junior subordinated debentures provided a cash benefit of $0.4 million and $0.5 million for the three and six months ended June 30, 2008, respectively, compared to $19.2 thousand and $0.1 million for the comparable 2007 periods. The cash benefit was recognized in the consolidated statements of income as a reduction in interest expense. We recorded net gains resulting from non-cash increases in fair value of the hedge agreement of $0.9 million and $0.4 million for the three and six months ended June 30, 2008, respectively, compared to net gains of $0.6 million and $0.3 million for the comparable 2007 periods, which was reflected in gains on derivative instruments, net.

Derivatives - Other

Our derivative contracts are carried at fair value with changes in fair value recorded as gains (losses) on derivatives, net as part of our noninterest income, a component of consolidated net income.

We obtain equity warrant assets to purchase an equity position in a client company’s stock in consideration for providing credit facilities and less frequently for providing other services. The change in fair value of equity warrant assets is recorded as gains (losses) on derivative instruments, net, in noninterest income, a component of consolidated net income. Total net gains on equity warrant assets from gains on exercise and changes in fair value were $2.1 million and $4.6 million for the three months ended June 30, 2008 and 2007, respectively, and $7.5 million and $6.0 million for the six months ended June 30, 2008 and 2007, respectively.

Derivative Fair Value Instruments Indexed to and Potentially Settled in a Company’s Own Stock

2003 Convertible Notes

Concurrent with the issuance of our 2003 Convertible Notes, we entered into a convertible note hedge agreement (purchased call option) at a cost of $39.3 million, and a warrant agreement providing proceeds of $17.4 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the 2003 Convertible Notes.

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we had the right to purchase up to 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. The cost of the convertible note hedge was included in stockholders’ equity in accordance with the guidance in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock (“EITF 00-19”). Upon maturity of the 2003 Convertible Notes on June 15, 2008, we exercised the right to purchase 1,406,043 shares under the terms of the convertible note hedge agreement. The convertible note hedge agreement expired on June 15, 2008.

At issuance, under the warrant agreement, the counterparty could purchase up to 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of conversion events. The remaining warrants under the warrant agreement expired unexercised on June 15, 2008.

2008 Convertible Notes

Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge agreement (purchased call option) at a cost of $41.8 million, and a warrant agreement providing proceeds of $21.2 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the 2008 Convertible Notes.

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we have the right to purchase up to 4,713,125 shares of our common stock from the counterparty at a price of $53.04 per common share. The convertible note hedge agreement will expire on April 7, 2011. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19. The call option under the convertible note hedge was not exercisable during the three months ended June 30, 2008.

At issuance, under the warrant agreement, the counterparty can purchase up to 4,713,125 shares of our common stock at $64.43 per share, upon the occurrence of conversion events defined above. The warrant transaction will expire ratably on a series of expiration dates commencing on July 15, 2011. The warrants were not exercisable during the three months ended June 30, 2008.

11. Other Noninterest Income

The following table presents the components of other noninterest income for the three and six months ended June 30, 2008 and 2007, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Service-based fee income (1)	$2,266	$1,200	$4,256	$1,938
Fund management fees	1,957	2,819	3,877	4,742
Credit card fees	1,502	1,521	3,202	2,764
(Losses) gains on foreign currency loans revaluation, net	(1,992)	824	1,915	883
Other	2,950	2,672	4,468	5,596

Total other noninterest income	$6,683	$9,036	$17,718	$15,923

(1)	Includes income from SVB Analytics and eProsper.

12. Common Stock Repurchases

In July 2007, our Board of Directors approved a stock repurchase program, authorizing us to purchase up to $250.0 million of our common stock on or before July 31, 2008. We repurchased 1.0 million shares of our common stock for the six months ended June 30, 2008 totaling $45.6 million, compared to 0.8 million shares for the comparable 2007 period totaling $39.3 million. Subsequently on July 24, 2008, our Board of Directors approved a stock repurchase program authorizing us to purchase up to $150 million of our common stock on or before December 31, 2009, which replaced all prior share repurchase programs. (See Note 19 (Subsequent Events)).

13. Segment Reporting

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

For management reporting purposes, we offer clients financial products and services through three strategic operating segments: Commercial Banking, SVB Capital, and Other Business Services. Our Other Business Services group includes SVB Global, SVB Private Client Services, SVB Analytics and SVB Wine Division. In July 2007, we reached a decision to cease operations at SVB Alliant, our investment banking subsidiary, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. As of March 31, 2008 all such client transactions were completed. All operations at SVB Alliant were ceased as of March 31, 2008. Accordingly, SVB Alliant is no longer reported as an operating segment as of the second quarter of 2008. The results of operations for SVB Alliant have been included as part of the Reconciling Items column for all prior periods presented.

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

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS No. 131. Of our operating segments, only Commercial Banking and SVB Capital were determined to be reportable segments as of June 30, 2008. SVB Global, SVB Private Client Services, SVB Analytics and SVB Wine Division did not separately meet the reporting thresholds and as a result, in the table below, have been aggregated in a column labeled “Other Business Services” for segment reporting purposes.

The Reconciling Items column reflects adjustments necessary to reconcile the results of the operating segments based on our internal profitability reporting process to the consolidated financial statements prepared in conformity with GAAP. Net interest income in the Reconciling Items column primarily consisted of interest income recognized from our fixed income investment portfolio. Noninterest income in the Reconciling Items column primarily consisted of noninterest income attributable to minority interests and gains (losses) on equity warrant assets. Noninterest expense in the Reconciling Items column primarily consisted of expenses associated with corporate support functions such as information technology, finance and legal. Additionally, average assets in the Reconciling Items column primarily consisted of our fixed income investment portfolio balances.

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

Our segment information at and for the three and six months ended June 30, 2008 and 2007 is as follows:

(Dollars in thousands)	Commercial Banking	SVB Capital	Other Business Services	Reconciling Items	Total
Three months ended June 30, 2008
Net interest income	$75,764	$62	$10,292	$1,746	$87,864
Provision for loan losses	—	—	—	(8,351)	(8,351)
Noninterest income	33,527	4,225	2,923	3,262	43,937
Noninterest expense (1)	(24,625)	(5,032)	(10,627)	(46,905)	(87,189)
Minority interest in net loss of consolidated affiliates	—	—	—	1,534	1,534

Income (loss) before income tax expense (2)	$84,666	$(745)	$2,588	$(48,714)	$37,795

Total average loans	$3,295,507	$—	$929,406	$94,984	$4,319,897
Total average assets	3,328,401	386,872	958,432	2,484,385	7,158,090
Total average deposits	4,171,236	—	479,704	(2,117)	4,648,823
Goodwill at June 30, 2008	$—	$—	$4,092	$—	$4,092

Three months ended June 30, 2007
Net interest income	$83,842	$244	$8,374	$2,116	$94,576
Provision for loan losses	—	—	—	(8,117)	(8,117)
Noninterest income	26,572	6,569	1,677	20,882	55,700
Noninterest expense, excluding impairment of goodwill (1)	(24,587)	(1,798)	(8,974)	(45,353)	(80,712)
Impairment of goodwill	—	—	—	(17,204)	(17,204)
Minority interest in net income of consolidated affiliates	—	—	—	(5,825)	(5,825)

Income (loss) before income tax expense (2)	$85,827	$5,015	$1,077	$(53,501)	$38,418

Total average loans	$2,506,218	$—	$796,714	$123,755	$3,426,687
Total average assets	2,525,016	260,582	817,292	2,331,097	5,933,987
Total average deposits	3,591,716	—	255,108	4,186	3,851,010
Goodwill at June 30, 2007	$—	$—	$4,092	$—	$4,092

Six months ended June 30, 2008
Net interest income	$157,457	$151	$20,614	$1,723	$179,945
Provision for loan losses	—	—	—	(16,074)	(16,074)
Noninterest income	66,776	2,740	5,448	10,538	85,502
Noninterest expense (1)	(50,328)	(9,554)	(20,847)	(89,897)	(170,626)
Minority interest in net loss of consolidated affiliates	—	—	—	5,752	5,752

Income (loss) before income tax expense (2)	$173,905	$(6,663)	$5,215	$(87,958)	$84,499

Total average loans	$3,222,653	$—	$903,949	$89,779	$4,216,381
Total average assets	3,259,290	371,878	932,229	2,391,658	6,955,055
Total average deposits	4,111,221	—	435,792	(5,094)	4,541,919
Goodwill at June 30, 2008	$—	$—	$4,092	$—	$4,092

Six months ended June 30, 2007
Net interest income	$164,840	$365	$16,744	$5,991	$187,940
Provision for loan losses	—	—	—	(7,710)	(7,710)
Noninterest income	53,185	10,402	2,917	36,657	103,161
Noninterest expense, excluding impairment of goodwill (1)	(48,235)	(5,899)	(16,111)	(92,584)	(162,829)
Impairment of goodwill	—	—	—	(17,204)	(17,204)
Minority interest in net income of consolidated affiliates	—	—	—	(16,181)	(16,181)

Income (loss) before income tax expense (2)	$169,790	$4,868	$3,550	$(91,031)	$87,177

Total average loans	$2,466,072	$—	$797,936	$78,556	$3,342,564
Total average assets	2,476,726	252,082	819,185	2,280,820	5,828,813
Total average deposits	3,591,387	—	254,137	5,489	3,851,013
Goodwill at June 30, 2007	$—	$—	$4,092	$—	$4,092

(1)	The Commercial Banking segment includes direct depreciation and amortization of $0.5 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.
(2)	The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is a reasonable approximation of the segment rates.

14. Obligations Under Guarantees

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

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at June 30, 2008 and December 31, 2007, respectively:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Commitments available for funding (1)	$5,034,283	$4,938,625
Commitments unavailable for funding (2)	757,610	726,359
Fixed interest rate commitments	644,703	498,103
Maximum lending limits for accounts receivable factoring arrangements (3)	501,168	443,835
Reserve for unfunded credit commitments	$14,081	$13,446

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are unavailable for funding, due to clients’ failure to meet all collateral, compliance, and financial covenants required under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at June 30, 2008. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$668,633	$62,909	$731,542	$731,542
Performance standby letters of credit	20,658	12,324	32,982	32,982
Commercial letters of credit	5,655	690	6,345	6,345

Total	$694,946	$75,923	$770,869	$770,869

At June 30, 2008 and December 31, 2007, deferred fees related to financial and performance standby letters of credit were $4.5 million and $3.8 million, respectively. At June 30, 2008, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credit was $309.2 million.

Credit Card Guarantees

The total amount of credit card guarantees was $84.5 million at June 30, 2008. We do not believe that any losses, if any, incurred by the Bank as a result of these guarantees will be material in nature. Credit card fees totaled $1.5 million for both the three months ended June 30, 2008 and 2007, and $3.2 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively.

Commitments to Invest in Private Equity Funds

The following table details our total capital commitments and our unfunded capital commitments at June 30, 2008:

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	1,200	780	5.1
SVB Strategic Investors Fund, LP	15,300	1,840	12.6
SVB Strategic Investors Fund II, LP	15,000	6,525	8.6
SVB Strategic Investors Fund III, LP	15,000	10,125	5.9
SVB Strategic Investors Fund IV, LP	7,196	7,196	5.0
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	8,025	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	3,821	9.3
SVB India Capital Partners I, LP	7,500	5,250	13.9
Other Fund Investments (3)	335,136	251,596	—%

Total	$462,332	$305,568

(1)	Our ownership includes 1.3% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Includes 4.8% direct ownership in Gold Hill Venture Lending 03, LP. In addition, includes 4.5% indirect ownership interest in Gold Hill Venture Lending 03, LP and its parallel funds through GHLLC.
(3)	Represents commitments to 344 private equity funds where our ownership interest is less than 5% of the voting stock of each such fund.

15. Income Taxes

The following table provides a summary of changes in our unrecognized tax benefit (including interest and penalties) for the six months ended June 30, 2008:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefit	Interest & Penalties	Total
Balance at January 1, 2008	$1,114	$89	$1,203
Additions based on tax positions related to current year	29	—	29
Additions for tax positions for prior year	—	10	10
Reductions as a result of a lapse of the applicable statute of limitations	(840)	—	(840)

Balance at June 30, 2008	$303	$99	$402

At June 30, 2008, the total amount of unrecognized tax benefits was $0.3 million, the recognition of which would reduce our income tax expense by $0.3 million. At January 1, 2008, the total amount of unrecognized tax benefits was $1.1 million, the recognition of which would have reduced our income tax expense by $0.3 million. The decrease in the amount of unrecognized tax benefits was due to the expiration of the applicable statue of limitations for income tax exposures in California. Total accrued interest and penalties at June 30, 2008 were $0.1 million. We expect that our unrecognized tax benefit will change in the next 12 months, however we do not expect the change to have a material impact on our financial position or our results of operations.

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

16. Fair Value Measurements

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Assets
Marketable securities:
Available-for-sale securities:
U.S. Treasury securities	$—	$10,082	$—	$10,082
U.S. agencies and corporations:
Collateralized mortgage obligations	—	600,630	—	600,630
Mortgage-backed securities	—	480,412	—	480,412
U.S. agency debentures	—	131,967	—	131,967
Commercial mortgage-backed securities	—	55,953	—	55,953
Obligations of states and political subdivisions	—	109,576	—	109,576
Marketable equity securities	1,895	—	—	1,895
Venture capital fund investments	1	—	—	1

Total available-for-sale securities	1,896	1,388,620	—	1,390,516
Marketable securities (investment company fair value accounting)	4,243	—	—	4,243

Total marketable securities	6,139	1,388,620	—	1,394,759

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	220,963	220,963
Other private equity investments	—	—	60,272	60,272
Other investments	—	125	2,643	2,768

Total non-marketable securities (investment company fair value accounting)	—	125	283,878	284,003

Other assets:
Interest rate swaps	—	21,932	—	21,932
Foreign exchange forward contracts	—	17,445	—	17,445
Equity warrant assets	—	1,969	34,494	36,463

Total assets (1)	$6,139	$1,430,091	$318,372	$1,754,602

Liabilities
Interest rate swaps	$—	$956	$—	$956
Foreign exchange forward contracts	—	16,991	—	16,991
Covered call options	—	259	—	259

Total liabilities	$—	$18,206	$—	$18,206

(1)	Included in Level 1, Level 2 and Level 3 assets are $2.3 million, $0.1 million and $257.6 million, respectively, attributable to minority interests calculated based on the ownership percentages of the minority interests.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis:

		Total Realized and Unrealized Gains (Losses) Included in Income
(Dollars in thousands)	Beginning Balance			Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Other Settlements and Issuances, net	Transfers In and/or (Out) of Level 3	Ending Balance at June 30, 2008
		Realized Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in Income
Three months ended June 30, 2008:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$211,361	$3,298	$(5,015)	$(1,717)	$11,319	$—	$220,963
Other private equity investments	52,287	4,124	(1,283)	2,841	5,144	—	60,272
Other investments	2,651	—	138	138	(146)	—	2,643

Total non-marketable securities (investment company fair value accounting) (1)	266,299	7,422	(6,160)	1,262	16,317	—	283,878
Other assets:
Equity warrant assets (2)	30,641	703	1,615	2,318	1,492	43	34,494

Total assets	$296,940	$8,125	$(4,545)	$3,580	$17,809	$43	$318,372

Six months ended June 30, 2008:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$194,862	$5,183	$(4,117)	$1,066	$25,035	$—	$220,963
Other private equity investments	44,872	4,672	(1,766)	2,906	12,494	—	60,272
Other investments	3,098	—	(163)	(163)	(292)	—	2,643

Total non-marketable securities (investment company fair value accounting) (1)	242,832	9,855	(6,046)	3,809	37,237	—	283,878
Other assets:
Equity warrant assets (2)	26,911	5,363	3,417	8,780	(1,238)	41	34,494

Total assets	$269,743	$15,218	$(2,629)	$12,589	$35,999	$41	$318,372

(1)	Realized and unrealized gains (losses) of our total non-marketable securities are recorded on the line item “gains on investment securities, net” a component of noninterest income.
(2)	Realized and unrealized gains (losses) of our equity warrant assets are recorded on the line item “gains on derivative instruments, net” a component of noninterest income.

The following table presents unrealized gains (losses) for Level 3 assets held at June 30, 2008:

(Dollars in thousands)	June 30, 2008
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$(2,524)
Other private equity investments	(1,910)
Other investments	(335)

Total non-marketable securities (investment company fair value accounting)	(4,769)
Other assets:
Equity warrant assets	4,208

Total unrealized losses at period end	$(561)

17. Related Party Transactions

SVB Financial has a commitment under a revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, GHLLC. The line of credit bears an interest rate of prime plus one percent. In January 2007, SVB Financial increased the revolving line of credit facility to Gold Hill from a total commitment amount of $40.0 million to $75.0 million. Contemporaneously with the increase, SVB Financial syndicated $35.0 million, or 46.667% of the total facility, to another lender. The highest outstanding balance under the facility for the six months ended June 30, 2008 was $69.0 million. At June 30, 2008, Gold Hill’s outstanding balance totaled $69.0 million.

During the six months ended June 30, 2008, the Bank made loans to related parties, including companies with which certain of our directors are affiliated. Such loans: (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

18. Legal Matters

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

19. Subsequent Events

On July 24, 2008, our Board of Directors approved a new stock repurchase program that authorizes us to purchase up to $150 million of our common stock. This program expires on December 31, 2009 and replaced all prior share repurchase programs. As of close of business on August 1, 2008, $150 million of our common shares may still be repurchased under our current common stock repurchase program.

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

•	Descriptions of strategic initiatives, plans or objectives of our management for future operations, including pending acquisitions

•	Forecasts of venture capital and private equity funding and investment levels

•	Forecasts of future interest rates

•	Forecasts of expected levels of provisions for loan losses, loan growth and client funds

•	Forecasts of future economic performance

•	Forecasts of future income on investments

•	Descriptions of assumptions underlying or relating to any of the foregoing

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

•	Sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

•	Realization, timing, valuation and performance of equity or other investments

•	Management of our liquidity position

•	Growth in loan balances

•	Credit quality of our loan portfolio

•	Levels and trends of nonperforming loans

•	Capital and liquidity provided by funds generated through retained earnings

•	Activities for which capital will be used or required

•	Use of excess capital

•	Financial impact of continued growth of our funds management business

•	Expansion and growth of our noninterest income sources

•	Profitability of our products and services

•	Venture capital and private equity funding and investment levels

•	Strategic initiatives

•	Growth of our interest-bearing deposits

•	Management of interest rate risk

•	Introduction of new products, including deposit products

•	Effect of application of certain accounting pronouncements

•	Effect of lawsuits and claims

•	Changes in our unrecognized tax benefit and any associated impact

•	Recovery of unrealized losses from investments

•	Stock repurchase levels

•	Incurrence of losses relating to credit card guarantees.

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

Management’s Overview of Second Quarter 2008 Performance

Our primary or “core” business consists of providing banking products and services to our clients in the technology, life science, private equity (including venture capital) and premium wine industries. We believe that our core banking business performed well during the three months ended June 30, 2008, compared to the comparable 2007 period.

Our net income for the three months ended June 30, 2008 was $21.3 million, or $0.62 per diluted common share, compared to $22.9 million, or $0.61 per diluted common share for the comparable 2007 period. Our second quarter 2008 earnings included a non-tax deductible loss of $3.9 million, related to our cash settlement of the conversion of certain zero-coupon convertible subordinated notes (“2003 Convertible Notes”) prior to the notes’ maturity. Additionally, we recorded an increase to stockholders’ equity of $3.9 million, representing a corresponding cash receipt pursuant to a call-spread arrangement. Accordingly, this loss had no net impact on our total stockholders’ equity for the second quarter of 2008. For details refer to Note 9 (Short-Term Borrowings and Long-Term Debt) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report. Exceptional loan growth, solid deposit growth and contained expenses contributed to this strong performance, despite the impact of significant interest rate reductions, lower valuations on our investment fund portfolio, lower gains from valuations of our equity warrant assets and the $3.9 million loss related to our 2003 Convertible Notes.

Average loans grew by $893.2 million, or 26.1 percent, to $4.32 billion for the three months ended June 30, 2008, compared to $3.43 billion for the comparable 2007 period driven primarily by loan growth increases from all client industry segments, with strong growth in loans to software, hardware, private equity and life science industry clients, and loans to individual clients of SVB Private Client Services. We also had strong growth in both average and period end deposit balances, primarily due to the introduction of two new interest-bearing deposit products in mid-to-late 2007.

We continued to preserve our good credit quality with net charge-offs in the second quarter of 2008 of 44 basis points (annualized) of total gross loans, compared to 53 basis points for the comparable 2007 period. Gross charge-offs increased by $2.8 million to $9.1 million compared to $6.3 million for the comparable 2007 period, but remained within our expectations. Gross charge-offs of $9.1 million for the three months ended June 30, 2008 were primarily related to gross charge-offs from our early-stage client portfolio, as well as from one loan transaction from a mid-stage technology client.

Our net interest margin was 5.69 percent for the three months ended June 30, 2008, compared to 7.39 percent for the comparable 2007 period. This decline was consistent with our expectations and reflected the impact of interest rate cuts by the Federal Reserve in late 2007 and early 2008.

Noninterest income was $43.9 million for the three months ended June 30, 2008, compared to $55.7 million for the comparable 2007 period. This decrease primarily related to decreases in net gains on investment securities from $13.6 million for the three months ended June 30, 2007, to $2.0 million for the three months ended June 30, 2008, primarily due to lower valuations from one of our sponsored debt funds and lower distributions related to our funds management business. Net gains on equity warrant assets, a component of net gains on derivatives instruments, also decreased from $4.6 million for the three months ended June 30, 2007, to $2.1 million for the three months ended June 30, 2008, mainly attributable to higher net gains recognized in the second quarter of 2007 due to valuation adjustments arising from initial public offerings of stock by certain companies in our warrant portfolio. Although total noninterest income decreased, noninterest income from our core fee-based products, which includes client investment fees, foreign exchange fees, deposit service charges and letter of credit and standby letter of credit income, increased by $6.0 million, or 24.2 percent, to $30.8 million for the three months ended June 30, 2008, compared to $24.8 million for the comparable 2007 period.

We also controlled our noninterest expense growth. Noninterest expense was $87.2 million for the three months ended June 30, 2008, compared to $97.9 million for the comparable 2007 period. Noninterest expense for the three months ended June 30, 2008 included a non-tax deductible loss of $3.9 million, related to our cash settlement conversion of certain 2003 Convertible Notes. Noninterest expense for the three months ended June 30, 2007 included a $17.2 million pre-tax goodwill impairment charge.

We continued to have strong levels of capital during the second quarter of 2008. Our ratio of tangible common equity to tangible assets was 9.47 percent in the three months ended June 30, 2008 compared to 10.39 percent in the comparable 2007 period. The decrease was due largely to strong loan growth in 2007 and the first half of 2008, as well as significant share repurchases in late 2007 and early 2008.

The key highlights of our performance for the three and six months ended June 30, 2008 and 2007, respectively, are as follows:

	Three months ended June 30,				Six months ended June 30,
(Dollars in thousands)	2008	2007	Change		2008	2007	Change
Average loans, net of unearned income	$4,319,897	$3,426,687	26.1%		$4,216,381	$3,342,564	26.1%
Average noninterest-bearing deposits	2,832,956	2,828,240	0.2		2,866,278	2,823,128	1.5
Average interest-bearing deposits	1,815,867	1,022,770	77.5		1,675,641	1,027,885	63.0
Average total deposits	4,648,823	3,851,010	20.7		4,541,919	3,851,013	17.9

Diluted earnings per share	$0.62	$0.61	1.6		$1.43	$1.38	3.6%
Net income	21,295	22,865	(6.9)		49,198	51,256	(4.0)
Net interest income	87,864	94,576	(7.1)%		179,945	187,940	(4.3)%
Net interest margin	5.69%	7.39%	(170	) bps	6.01%	7.48%	(147	) bps
Provision for loan losses	$8,351	$8,117	2.9%		$16,074	$7,710	108.5%
Gross charge-offs as a percentage of total gross loans (annualized)	0.78%	0.66%	12	bps	0.66%	0.57%	9	bps
Net charge-offs as a percentage of total gross loans (annualized)	0.44	0.53	(9	) bps	0.45	0.38	7	bps

Noninterest income (1)	$43,937	$55,700	(21.1)%		$85,502	$103,161	(17.1)%
Noninterest expense (2)	87,189	97,916	(11.0)		170,626	180,033	(5.2)
Return on average stockholders’ equity (annualized)	12.64%	13.66%	(7.5)		14.49%	15.68%	(7.6)
Return on average assets (annualized)	1.20	1.55	(22.6)		1.42	1.77	(19.8)
Tangible common equity to tangible assets (3)	9.47	10.39	(8.9)		9.47	10.39	(8.9)
Operating efficiency ratio (4)	65.86%	65.03%	1.3		64.02%	61.71%	3.7
Full-time equivalent employees	1,209	1,158	4.4%		1,209	1,158	4.4%

(1)	Noninterest income included $1.5 million and $0.6 million attributable to minority interests for the three and six months ended June 30, 2008, respectively, compared to $7.3 million and $18.6 million for the comparable 2007 periods. See “Results of Operations – Noninterest Income” for a description of noninterest income attributable to minority interests.
(2)

Noninterest expense included a non-tax deductible loss of $3.9 million related to our cash settlement of the conversion of certain 2003 Convertible Notes for both the three and six months ended June 30, 2008, respectively, as well as a $17.2 million pre-tax goodwill impairment charge for both the three and six months ended June 30, 2007, respectively. Noninterest expense also included $2.5 million and $5.2 million attributable to minority interests for the three and six months ended June 30, 2008, respectively, compared to $3.3 million and $5.5 million for the comparable 2007 periods. See “Results of Operations – Noninterest Income” for a description of noninterest expense attributable to minority interests.

(3)	Tangible common equity consists of total stockholders’ equity (excluding unrealized gains and losses on investments) less acquired intangibles and goodwill. Tangible assets represent total assets (excluding unrealized gains and losses on investments) less acquired intangibles and goodwill.
(4)	The operating efficiency ratio is calculated by dividing noninterest expense by total taxable-equivalent revenue. Noninterest expense included a non-tax deductible loss of $3.9 million related to our cash settlement of the conversion of certain 2003 Convertible Notes for both the three and six months ended June 30, 2008, respectively, as well as a $17.2 million pre-tax goodwill impairment charge for both the three and six months ended June 30, 2007, respectively. Noninterest expense also included $2.5 million and $5.2 million attributable to minority interests for the three and six months ended June 30, 2008, respectively, compared to $3.3 million and $5.5 million for the comparable 2007 periods. See “Results of Operations – Noninterest Income” for a description of noninterest expense attributable to minority interests.

Critical Accounting Policies and Estimates

The accompanying management’s discussion and analysis of results of operations and financial condition are based upon our unaudited interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements in accordance with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. Management evaluates estimates on an ongoing basis. Management bases its estimates on historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Other than the adoption of the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), there have been no significant changes during the six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2007 Form 10-K.

Fair Value Measurements

Please refer to the discussion of our fair value measurements in Note 16 (Fair Value Measurements) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report.

Recent Accounting Pronouncements

Please refer to the discussion of our recent accounting pronouncements in Note 2 (Recent Accounting Pronouncements) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report.

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

Net Interest Income (Fully Taxable-Equivalent Basis)

Net interest income decreased by $6.5 million, or 6.8 percent, to $88.4 million for the three months ended June 30, 2008, compared to $94.9 million for the comparable 2007 period. The decrease in net interest income was due to a $4.5 million decrease in interest income from our loan portfolio, a $0.9 million increase in interest expense, a $0.7 million decrease in interest income from our short-term investment portfolio, and a $0.4 million decrease in interest income from our investment securities portfolio.

The decrease in interest income from our loan portfolio was primarily related to a decrease in our average base prime lending rate for the three months ended June 30, 2008, compared to the comparable 2007 period, partially offset by growth in our loan portfolio. Our average base prime lending rate decreased to 5.08 percent for the three months ended June 30, 2008, compared to 8.25 percent for the comparable 2007 period. The decrease in average rates was due to the effect of rate decreases in late 2007 and early 2008 in response to Federal Reserve rate cuts. At June 30, 2008, our base prime lending rate was 5.00 percent, compared to 8.25 percent at June 30, 2007. The average yield on our loan portfolio was 7.87 percent for the three months ended June 30, 2008, compared to 10.42 percent for the comparable 2007 period. On an average basis, for the three months ended June 30, 2008, 73.12 percent, or $3.23 billion, of our outstanding gross loans were variable-rate loans that adjust at a prescribed measurement date upon a change in our prime-lending rate or other variable indices, compared to 72.01 percent or $2.55 billion, for the comparable 2007 period. Average loans outstanding for the three months ended June 30, 2008 totaled $4.32 billion, compared to $3.43 billion for the comparable 2007 period. The increase in average loans outstanding of $893.2 million was driven primarily by loan growth from all client industry segments, with strong growth in loans to software, hardware, private equity and life science industry clients, and loans to individual clients of SVB Private Client Services.

The increase in interest expense was primarily related to an increase in interest expense of $2.8 million from deposits and $2.5 million from long-term debt, partially offset by a decrease in interest expense of $4.5 million from short-term borrowings.

The increase in interest expense from deposits was primarily related to our money market deposit product for early stage clients introduced in May 2007 and our Eurodollar sweep deposit product introduced in late October 2007, which both bear higher yields compared to our other money market products. For the three months ended June 30, 2008, the average balance of our early stage money market deposit product was $425.5 million and interest expense incurred was $1.4 million, compared to $24.1 million and $0.2 million, respectively, for the comparable 2007 period. The average balance of our Eurodollar sweep deposit product for the three months ended June 30, 2008 was $322.4 million and interest expense incurred was $1.4 million.

The increase in interest expense from long-term debt was primarily due to the issuance of $500 million in senior and subordinated notes in May 2007 and $250 million in 3.875% convertible senior notes (“2008 Convertible Notes”) in April 2008. Accordingly, average long-term debt increased by $497.6 million to $1.10 billion for the three months ended June 30, 2008, compared to $602.2 million for the comparable 2007 period. The proceeds from the issuance of the senior and subordinated notes were used to fund loan growth and to pay down our short-term borrowings. As a result, average short-term borrowings decreased by $209.1 million to $206.0 million for the three months ended June 30, 2008, compared to $415.1 million for the comparable 2007 period. Short-term borrowings and FHLB advances were used to fund growth of our loan portfolio. The proceeds from the issuance of the 2008 Convertible Notes were used primarily to settle the conversion of our 2003 Convertible Notes, which matured in June 2008, and for other general corporate purposes.

The decrease in interest income from our short-term investment securities portfolio was primarily driven by declining short-term market interest rates. This decrease was partially offset by increases in interest income related to growth in average short-term investment portfolio balances, which included net proceeds from the issuance of our 2008 Convertible Notes in April 2008.

The decrease in interest income from our investment securities portfolio primarily reflects lower levels of taxable investment securities due to principal prepayments of mortgage-backed securities and collateralized mortgage obligations, partially offset by growth in average balances of our non-taxable investment securities portfolio. Average interest-earning investment securities decreased by $54.3 million to $1.34 billion for the three months ended June 30, 2008, compared to $1.39 billion for the comparable 2007 period, as a result of our use of portfolio cash flows to support the growth of our loan portfolio.

Net interest income decreased by $7.6 million, or 4.0 percent to $181.0 million for the six months ended June 30, 2008, compared to $188.6 million for the comparable 2007 period. The decrease in net interest income was primarily due to a $4.7 million increase in interest expense, a $2.4 million decrease in interest income from our investment securities portfolio, and a slight decrease in interest income from our loan portfolio.

The increase in interest expense for the six months ended June 30, 2008 was primarily related to increases in interest expense of $8.8 million from long-term debt and $5.8 million from deposits, partially offset by a decrease in interest expense of $9.9 million from short-term borrowings. Average long-term debt increased by $510.4 million to $993.6 million for the six months ended June 30, 2008, compared to $483.2 million for the comparable 2007 period, primarily due to the issuance of $500 million in senior and subordinated notes in May 2007 and our 2008 Convertible Notes in April 2008. The increase in interest expense from deposits was primarily related to the introduction of our two new interest-bearing deposit products. Average short-term borrowings decreased by $261.1 million to $220.5 million for the six months ended June 30, 2008, compared to $481.6 million for the comparable 2007 period.

The decrease in interest income for the six months ended June 30, 2008 from our investment securities portfolio reflects lower levels of taxable investment securities due to principal prepayments of mortgage-backed securities and collateralized mortgage obligations, partially offset by growth in average balances of our non-taxable investment securities portfolio. Average interest-earning investment securities decreased by $124.9 million to $1.30 billion for the six months ended June 30, 2008, compared to $1.42 billion for the comparable 2007 period.

The slight decrease in interest income from our loan portfolio for the six months ended June 30, 2008 was primarily related to a decrease in our average base prime lending rate for the six months ended June 30, 2008, compared to the comparable 2007 period, partially offset by growth in our loan portfolio. Our average base prime lending rate decreased to 5.66 percent for the six months ended June 30, 2008, compared to 8.25 percent for the comparable 2007 period. The decrease in average rates was due to the effect of rate decreases in late 2007 and early 2008 in response to Federal Reserve rate cuts. Average loans outstanding for the six months ended June 30, 2008 totaled $4.22 billion, compared to $3.34 billion for the comparable 2007 period.

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

	2008 Compared to 2007			2008 Compared to 2007
	Three Months Ended June 30, Increase (Decrease) Due to Change in			Six Months Ended June 30, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities	$2,320	$(2,977)	$(657)	$4,225	$(4,599)	$(374)
Investment securities (Taxable)	(1,313)	117	(1,196)	(3,905)	186	(3,719)
Investment securities (Non-Taxable)	865	(63)	802	1,447	(137)	1,310
Loans	20,099	(24,635)	(4,536)	40,644	(40,653)	(9)

Increase (decrease) in interest income, net	21,971	(27,558)	(5,587)	42,411	(45,203)	(2,792)

Interest expense:
NOW deposits	13	18	31	12	20	32
Regular money market deposits	(49)	75	26	(136)	192	56
Bonus money market deposits	1,114	149	1,263	2,226	1,211	3,437
Time deposits	146	(43)	103	217	(45)	172
Foreign sweep deposits	1,381	—	1,381	2,188	—	2,188
Short-term borrowings	(2,036)	(2,421)	(4,457)	(5,142)	(4,798)	(9,940)
Zero coupon convertible subordinated notes	(25)	19	(6)	(22)	17	(5)
3.875% convertible senior notes	2,723	—	2,723	2,723	—	2,723
Junior subordinated debentures	31	(365)	(334)	61	(506)	(445)
Senior and subordinated notes	2,573	(1,544)	1,029	8,856	(973)	7,883
Other long-term debt	(4)	(911)	(915)	(4)	(1,353)	(1,357)

Increase (decrease) in interest expense, net	5,867	(5,023)	844	10,979	(6,235)	4,744

Increase (decrease) in net interest income	$16,104	$(22,535)	$(6,431)	$31,432	$(38,968)	$(7,536)

Net Interest Margin (Fully Taxable-Equivalent Basis)

Our net interest margin was 5.69 percent and 6.01 percent for the three and six months ended June 30, 2008, respectively, compared to 7.39 percent and 7.48 percent for the comparable 2007 periods. The decreases in net interest margin were due to decreases in yields of our loan portfolio due to reductions in our prime-lending rate and increases in rates paid on our deposits due to the introduction of two new interest-bearing deposit products, partially offset by decreases in rates paid on our short-term borrowings. Our net interest margin also decreased due to the impact of our decision to partially decrease the interest rates we offer on certain deposit products, rather than lower them in conformity with Federal Reserve rate cuts.

Average Balances, Yields and Rates Paid (Fully Taxable-Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, minority interest and stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and six months ended June 30, 2008 and 2007, respectively.

Average Balances, Rates and Yields for the Three Months Ended June 30, 2008 and 2007

	Three months ended June 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities (1)	$597,673	$3,684	2.48%	$335,248	$4,341	5.19%
Investment securities:
Taxable	1,233,490	14,586	4.76	1,341,339	15,782	4.72
Non-taxable (2)	102,989	1,659	6.48	49,410	857	6.96
Total loans, net of unearned income	4,319,897	84,515	7.87	3,426,687	89,051	10.42

Total interest-earning assets	6,254,049	104,444	6.72	5,152,684	110,031	8.57

Cash and due from banks	249,074			267,797
Allowance for loan losses	(52,776)			(40,136)
Goodwill	4,092			21,107
Other assets (3)	703,651			532,535

Total assets	$7,158,090			$5,933,987

Funding sources:
Interest-bearing liabilities:
NOW deposits	$51,992	$71	0.55%	$40,494	$40	0.40%
Regular money market deposits	152,707	533	1.40	167,893	507	1.21
Bonus money market deposits	900,767	2,467	1.10	487,826	1,204	0.99
Time deposits	387,981	920	0.95	326,557	817	1.00
Foreign sweep deposits	322,420	1,381	1.72	—	—	—

Total interest-bearing deposits	1,815,867	5,372	1.19	1,022,770	2,568	1.01
Short-term borrowings	205,983	1,104	2.16	415,093	5,561	5.37
Zero-coupon convertible subordinated notes	134,158	234	0.70	148,792	240	0.65
3.875% convertible senior notes	229,121	2,723	4.78	—	—	—
Junior subordinated debentures	53,090	540	4.09	51,173	874	6.85
Senior and subordinated notes	531,086	4,874	3.69	249,608	3,845	6.18
Other long-term debt	152,386	1,152	3.04	152,669	2,067	5.43

Total interest-bearing liabilities	3,121,691	15,999	2.06	2,040,105	15,155	2.98
Portion of noninterest-bearing funding sources	3,132,358			3,112,579

Total funding sources	6,254,049	15,999	1.03	5,152,684	15,155	1.18

Noninterest-bearing funding sources:
Demand deposits	2,832,956			2,828,240
Other liabilities	243,316			193,279
Minority interest in capital of consolidated affiliates	282,285			200,815
Stockholders’ equity	677,842			671,548
Portion used to fund interest-earning assets	(3,132,358)			(3,112,579)

Total liabilities, minority interest, and stockholders’ equity	$7,158,090			$5,933,987

Net interest income and margin		$88,445	5.69%		$94,876	7.39%

Total deposits	$4,648,823			$3,851,010

(1)	Includes average interest-bearing deposits in other financial institutions of $99.2 million and $50.9 million for the three months ended June 30, 2008 and 2007, respectively.
(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented. The tax equivalent adjustments were $0.6 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively.
(3)	Average investment securities of $373.3 million and $237.7 million for the three months ended June 30, 2008 and 2007, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Average Balances, Rates and Yields for the Six Months Ended June 30, 2008 and 2007

	Six months ended June 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreement to resell and other short-term investment securities (1)	$536,392	$7,801	2.92%	$314,526	$8,175	5.24%
Investment securities:
Taxable	1,203,594	28,356	4.74	1,372,996	32,075	4.71
Non-taxable (2)	96,175	3,101	6.48	51,702	1,791	6.99
Total loans, net of unearned income	4,216,381	174,274	8.31	3,342,564	174,283	10.51

Total interest-earning assets	6,052,542	213,532	7.09	5,081,788	216,324	8.58

Cash and due from banks	262,773			272,386
Allowance for loan losses	(50,526)			(41,864)
Goodwill	4,092			21,201
Other assets (3)	686,174			495,302

Total assets	$6,955,055			$5,828,813

Funding sources:
Interest-bearing liabilities:
NOW deposits	$44,570	$108	0.49%	$38,893	$76	0.39%
Regular money market deposits	144,596	957	1.33	167,933	901	1.08
Bonus money market deposits	887,361	5,702	1.29	501,419	2,265	0.91
Time deposits	365,776	1,686	0.93	319,640	1,514	0.96
Foreign sweep deposits	233,338	2,188	1.89	—	—	—

Total interest-bearing deposits	1,675,641	10,641	1.28	1,027,885	4,756	0.93
Short-term borrowings	220,464	2,915	2.66	481,592	12,855	5.38
Zero-coupon convertible subordinated notes	141,736	473	0.67	148,676	478	0.65
3.875% convertible senior notes	114,560	2,723	4.78	—	—	—
Junior subordinated debentures	53,030	1,265	4.80	51,165	1,710	6.74
Senior and subordinated notes	531,731	11,728	4.44	130,716	3,845	5.93
Other long-term debt	152,511	2,756	3.63	152,669	4,113	5.43

Total interest-bearing liabilities	2,889,673	32,501	2.26	1,992,703	27,757	2.81
Portion of noninterest-bearing funding sources	3,162,869			3,089,085

Total funding sources	6,052,542	32,501	1.08	5,081,788	27,757	1.10

Noninterest-bearing funding sources:
Demand deposits	2,866,278			2,823,128
Other liabilities	244,411			167,592
Minority interest in capital of consolidated affiliates	271,975			186,130
Stockholders’ equity	682,718			659,260
Portion used to fund interest-earning assets	(3,162,869)			(3,089,085)

Total liabilities, minority interest, and stockholders’ equity	$6,955,055			$5,828,813

Net interest income and margin		$181,031	6.01%		$188,567	7.48%

Total deposits	$4,541,919			$3,851,013

(1)	Includes average interest-bearing deposits in other financial institutions of $91.0 million and $46.4 million for the six months ended June 30, 2008 and 2007, respectively.
(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented. The tax equivalent adjustments were $1.1 million and $0.6 million for the six months ended June 30, 2008 and 2007, respectively.
(3)	Average investment securities of $359.3 million and $224.4 million for the six months ended June 30, 2008 and 2007, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. The following table summarizes our provision for loan losses for the three and six months ended June 30, 2008 and 2007, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance for loan losses, beginning balance	$49,636	$40,256	$47,293	$42,747
Provision for loan losses	8,351	8,117	16,074	7,710
Gross loan charge-offs	(9,098)	(6,265)	(15,306)	(10,615)
Loan recoveries	3,999	1,244	4,827	3,510

Allowance for loan losses, ending balance	$52,888	$43,352	$52,888	$43,352

Provision as a percentage of total gross loans (annualized)	0.72%	0.86%	0.69%	0.41%
Gross charge-offs as a percentage of total gross loans (annualized)	0.78	0.66	0.66	0.57
Net charge-offs as a percentage of total gross loans (annualized)	0.44	0.53	0.45	0.38
Allowance for loan losses as a percentage of total gross loans	1.13%	1.14%	1.13%	1.14%
Total gross loans at period end	$4,666,989	$3,787,911	$4,666,989	$3,787,911

Our provision for loan losses increased by $0.3 million to $8.4 million for the three months ended June 30, 2008, compared to $8.1 million for the comparable 2007 period. The increase in our provision for loan losses was primarily due to an increase in gross loan charge-offs of $2.8 million and growth in our loan portfolio, partially offset by an increase in loan recoveries of $2.8 million. Gross loan charge-offs of $9.1 million for the three months ended June 30, 2008 were primarily related to gross charge-offs from our early-stage client portfolio, as well as from one loan transaction from a mid-stage technology client, which based on information known to us, appears to be a result of fraudulent client activity. We believe this is an isolated incident and not indicative of any trends. Loan recoveries of $4.0 million for the three months ended June 30, 2008 primarily came from our early-stage client portfolio, due primarily to a recovery of $2.0 million from one client, which was charged off during the first quarter of 2008. We consider our allowance for loan losses of $52.9 million adequate to cover credit losses inherent in the loan portfolio at June 30, 2008.

Our provision for loan losses increased by $8.4 million to $16.1 million for the six months ended June 30, 2008, compared to a provision of $7.7 million for the comparable 2007 period. The increase in our provision for loan losses was primarily due to increased gross loan charge-offs and loan growth, partially offset by higher loan recoveries.

Noninterest Income

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Client investment fees	$13,648	$12,652	7.9%	$27,370	$24,686	10.9%
Foreign exchange fees	7,961	5,805	37.1	15,805	11,064	42.9
Deposit service charges	6,056	3,567	69.8	11,947	6,778	76.3
Gains on derivative instruments, net	4,408	4,751	(7.2)	7,007	6,724	4.2
Letter of credit and standby letter of credit income	3,142	2,761	13.8	6,088	5,692	7.0
Corporate finance fees	—	3,487	(100.0)	3,640	6,402	(43.1)
Gains (losses) on investment securities, net	2,039	13,641	(85.1)	(4,073)	25,892	(115.7)
Other	6,683	9,036	(26.0)	17,718	15,923	11.3

Total noninterest income	$43,937	$55,700	(21.1)%	$85,502	$103,161	(17.1)%

Included in net income is income and expense that are attributable to minority interests. As part of our investment funds management business, we recognize the entire income or loss from funds where we own significantly less than 100%. We are required under GAAP to consolidate 100% of the results of the funds that we are deemed to control. Similarly, we are required under GAAP to consolidate the results of eProsper, of which we own 65%. The relevant amounts attributable to investors other than us are reflected under “Minority Interest in Net Loss (Income) of Consolidated Affiliates”. Our net income includes only the portion of income or loss that is attributable to our ownership interest. The non-GAAP tables presented below, for noninterest income, net gains on derivative instruments, net gains (losses) on investment securities and noninterest expense, all exclude minority interest. We believe these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that represent income attributable to investors other than us and our subsidiaries. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results and when planning, forecasting and analyzing future periods. However, these non-GAAP financial measures should be considered in addition to, not as a substitute for or superior to, financial measures prepared in accordance with GAAP.

The following table provides a summary of non-GAAP noninterest income, net of minority interest:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP noninterest income, net of minority interest (Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
GAAP noninterest income	$43,937	$55,700	(21.1)%	$85,502	$103,161	(17.1)%
Less: (income) losses attributable to minority interests, including carried interest	(817)	(8,826)	(90.7)	899	(21,017)	(104.3)

Non-GAAP noninterest income, net of minority interest	$43,120	$46,874	(8.0)%	$86,401	$82,144	5.2%

Client Investment Fees

Client investment fees were $13.6 million and $27.4 million for the three and six months ended June 30, 2008, respectively, compared to $12.7 million and $24.7 million for the comparable 2007 periods. The increases in client investment fees were primarily attributable to the growth in average client investment funds, particularly from an increase in deposits from our later-stage technology clients, as well as an increase in deposits from our private equity clients. The following table summarizes average client investment funds for the three and six months ended June 30, 2008 and 2007, respectively.

	Three months ended June 30,			Six months ended June 30,
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change
Client directed investment assets (1)	$12,734	$12,234	4.1%	$12,754	$12,060	5.8%
Client investment assets under management	6,006	5,476	9.7	6,190	5,333	16.1
Sweep money market funds	2,649	2,330	13.7	2,698	2,361	14.3

Total average client investment funds (2)	$21,389	$20,040	6.7%	$21,642	$19,754	9.6%

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client funds invested through SVB Financial Group are maintained at third party financial institutions.

Foreign Exchange Fees

Foreign exchange fees were $8.0 million and $15.8 million for the three and six months ended June 30, 2008, respectively, compared to $5.8 million and $11.1 million for the comparable 2007 periods. The increases in foreign exchange fees were primarily due to higher volumes of transactions. Commissioned notional volumes were $1.85 billion and $3.29 billion for the three and six months ended June 30, 2008, respectively, compared to $1.56 billion and $2.69 billion for the comparable 2007 periods. Because our clients’ demand for foreign currency is driven by the purchase or sale of goods and services, and because more than 85% of our trades occur in only four currencies (Euro, Pound Sterling, Canadian Dollar and Japanese Yen), the higher notional volumes reflect the impact of business conditions in those countries or regions of our clients.

Deposit Service Charges

Deposit service charges were $6.1 million and $11.9 million for the three and six months ended June 30, 2008, respectively, compared to $3.6 million and $6.8 million for the comparable 2007 periods. The increases in deposit service charges were primarily attributable to a decrease in earnings credit rate obtained by clients to offset deposit service changes, which was primarily related to decreases in short-term market interest rates. The increase in deposit service charges was also attributable to an increase in fee rates during the second quarter of 2007.

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for the three and six months ended June 30, 2008 and 2007, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Gains (losses) on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$478	$391	22.3%	$1,206	$906	33.1%
Gains (losses) on internal foreign exchange forward contracts, net (2)	624	(812)	(176.8)	(2,467)	(435)	467.1

Total gains (losses) on foreign exchange forward contracts, net	1,102	(421)	(361.8)	(1,261)	471	(367.7)

Change in fair value of interest rate swap (3)	879	598	47.0	386	257	50.2
Gains on covered call options, net (4)	377	—	100.0	377	—	100.0
Equity warrant assets:
Gains on exercise, net	676	883	(23.4)	5,192	3,866	34.3
Change in fair value (5):
Cancellations and expirations	(488)	(720)	(32.2)	(945)	(1,467)	(35.6)
Other changes in fair value	1,862	4,411	(57.8)	3,258	3,597	(9.4)

Total net gains on equity warrant assets (6)	2,050	4,574	(55.2)	7,505	5,996	25.2

Total gains on derivative instruments, net	$4,408	$4,751	(7.2)%	$7,007	$6,724	4.2%

(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income.
(3)	Represents the change in the fair value hedge of the hedging relationship from the interest rate swap agreement related to our junior subordinated debentures. Please refer to the discussion of our interest rate swap agreement related to our junior subordinated debentures in Note 10 (Derivative Financial Instruments) of the “Notes to Interim Consolidated Financial Statements (unaudited)” in Part I, Item 1 in this report.
(4)	Represents net gains on covered call options held by one of our sponsored debt funds.
(5)	As of June 30, 2008 we held warrants to purchase shares of capital stock of 1,217 companies, compared to 1,202 companies as of June 30, 2007.
(6)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to minority interests are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net Loss (Income) of Consolidated Affiliates”.

Gains on derivative instruments, net, were $4.4 million for the three months ended June 30, 2008, compared to $4.8 million for the comparable 2007 period. The decrease of $0.4 million was primarily due to lower gains from valuations of our equity warrant assets, partially offset by net gains from changes in the fair value of foreign exchange forward contracts and from net gains on covered call options recognized during the three months ended June 30, 2008. Net gains from foreign exchange forward contracts included $0.6 million in net gains from changes in the fair value of foreign exchange forward contracts, used to offset net losses of $2.0 million from revaluation of our foreign currency denominated loans, which are included in other noninterest income.

Gains on derivative instruments, net, were $7.0 million for the six months ended June 30, 2008, compared to $6.7 million for the comparable 2007 period. The increase of $0.3 million was primarily due to net gains from equity warrant assets, particularly from net gains on exercise of equity warrant assets, as well as from net gains on covered call options held by one of our sponsored debt funds. These increases were partially offset by net losses from changes in the fair value of foreign exchange forward contracts, used to offset net gains of $1.9 million from revaluation of our foreign currency denominated loans, which are included in other noninterest income.

Changes in the fair value of equity warrant assets were primarily attributable to changes in the value of the underlying client companies’ stock, changes in the value of the underlying assumptions used to value the equity warrant assets including changes in the risk-free interest rate, changes in the volatility of market-comparable public companies and changes in the expected life. The methodology used to calculate the fair value of equity warrant assets has been applied consistently.

The following table provides a summary of non-GAAP net gains on derivative instruments, net of minority interest:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP net gains on derivative instruments, net of minority interest (Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
GAAP net gains on derivative instruments	$4,408	$4,751	(7.2)%	$7,007	$6,724	4.2%
Less: (income) losses attributable to minority interests (1)	(171)	323	(152.9)	(125)	(267)	(53.2)

Non-GAAP net gains on derivative instruments, net of minority interest	$4,237	$5,074	(16.5)%	$6,882	$6,457	6.6%

(1)	Represents gains recognized from the exercise of warrants held by one of our sponsored debt funds.

Gains (Losses) on Investment Securities, Net

Net gains on investment securities were $2.0 million for the three months ended June 30, 2008, compared to net gains of $13.6 million for the comparable 2007 period. Net gains on investment securities of $2.0 million for the three months ended June 30, 2008 were mainly attributable to net gains from one of our managed co-investment funds of $2.4 million, primarily due to net realized gains from certain investments arising from merger and acquisition activities and net gains from our sponsored debt funds of $2.2 million, which included $1.5 million of net gains mainly attributable to increases in the share prices of certain investments and higher valuations related to investments within our sponsored debt funds, $0.4 million of net gains from the sale of certain investments within the funds and $0.3 million of net gains from distributions. These net gains were partially offset by net losses from our managed funds of funds of $1.7 million, which included $5.0 million in net losses from decreases in valuations, partially offset by $3.3 million of net gains primarily from distributions, and net losses of $0.5 million from the sale of certain equity securities, which are publicly-traded shares acquired upon exercise of equity warrant assets.

Net losses on investment securities were $4.1 million for the six months ended June 30, 2008, compared to net gains of $25.9 million for the comparable 2007 period. Net losses on investment securities of $4.1 million for the six months ended June 30, 2008 were mainly attributable to $6.1 million of net losses from one of our sponsored debt funds primarily due to a decrease in the share price of one investment, which was subject to transfer restrictions, and $1.3 million of net losses from the sale of certain equity securities. These net losses were partially offset by net gains of $2.0 million from one of our managed co-investment funds and $1.1 million in net gains from our managed funds of funds.

As of June 30, 2008, we held investments, either directly or through six of our managed investment funds, in 421 private equity funds, 65 companies and three sponsored debt funds.

We experience variability in the performance of our consolidated funds from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and cause our results for a particular period not to be indicative of our performance in a future period. For example, in the second quarter of 2007, we experienced net gains in investment securities of $13.6 million which were mainly attributable to net increases of $12.1 million in the fair value of two fund investments from our sponsored debt funds. In the first quarter of 2008, we experienced $8.0 million in net losses from our sponsored debt funds primarily related to subsequent declines in the valuations of these investments, which was subject to transfer restrictions.

Gains on investment securities, net, of $13.6 million for the three months ended June 30, 2007 were mainly attributable to net increases of $12.1 million in the fair value of two fund investments from one of our sponsored debt funds, which were subject to transfer restrictions. Included in the $13.6 million in net gains on investment securities are $7.2 million of net gains from increases in valuations and $6.5 million of net gains from distributions, partially offset by $0.1 million of net losses from the sale of certain equity securities.

Gains on investment securities, net, of $25.9 million for the six months ended June 30, 2007 were mainly attributable to net gains of $12.6 million from one of our sponsored debt funds and net gains of $11.8 million from two of our managed funds of funds, primarily related to net increases in the fair values of fund investments. Included in the $25.9 million in net gains on investment securities are $17.1 million of net gains from increases in valuations, $8.6 million of net gains from distributions and $0.2 million of net gains from the sale of certain equity securities.

The following table provides a summary of non-GAAP net gains (losses) on investment securities, net of minority interest:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP net gains (losses) on investment securities, net of minority interest (Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
GAAP net gains (losses) on investment securities	$2,039	$13,641	(85.1)%	$(4,073)	$25,892	(115.7)%
Less: (income) losses attributable to minority interests, including carried interest	(452)	(8,654)	(94.8)	1,447	(19,476)	(107.4)

Non-GAAP net gains (losses) on investment securities, net of minority interest	$1,587	$4,987	(68.2)%	$(2,626)	$6,416	(140.9)%

Other Noninterest Income

A summary of other noninterest income for the three and six months ended June 30, 2008 and 2007, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Service-based fee income (1)	$2,266	$1,200	88.8%	$4,256	$1,938	119.6%
Fund management fees	1,957	2,819	(30.6)	3,877	4,742	(18.2)
Credit card fees	1,502	1,521	(1.2)	3,202	2,764	15.8
(Losses) gains on foreign currency loans revaluation, net	(1,992)	824	(341.7)	1,915	883	116.9
Other	2,950	2,672	10.4	4,468	5,596	(20.2)

Total other noninterest income	$6,683	$9,036	(26.0)%	$17,718	$15,923	11.3%

(1)	Includes income from SVB Analytics and eProsper.

Other noninterest income was $6.7 million for the three months ended June 30, 2008, compared to $9.0 million for the comparable 2007 period. The decrease of $2.3 million was primarily due to a decrease of $2.8 million from revaluations of foreign currency denominated loans, due primarily to the strengthening of the U.S. dollar in the second quarter of 2008, and a $0.9 million decrease in fund management fees primarily from the closing of additional funds during the second quarter of 2007. These decreases were partially offset by a $1.1 million increase in service-based fee income, primarily due to increased activities from SVB Analytics. SVB Analytics’ revenues increased by $1.1 million to $1.7 million for the three months ended June 30, 2008, compared to $0.6 million for the comparable 2007 period, primarily as a result of an increase in the number of clients from 183 at June 30, 2007 to 726 at June 30, 2008.

Other noninterest income was $17.7 million for the six months ended June 30, 2008, compared to $15.9 million for the comparable 2007 period. The increase of $1.8 million was primarily due to an increase of $2.3 million in service-based fee income, primarily due to increased activities from SVB Analytics. SVB Analytics’ revenues increased by $2.2 million to $3.0 million for the six months ended June 30, 2008, compared to $0.8 million for the comparable 2007 period.

Noninterest Expense

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Compensation and benefits	$50,059	$51,957	(3.7)%	$103,840	$105,317	(1.4)%
Professional services	9,132	6,676	36.8	17,933	15,826	13.3
Premises and equipment	5,455	5,111	6.7	10,643	10,253	3.8
Net occupancy	4,342	6,285	(30.9)	8,690	11,089	(21.6)
Business development and travel	3,764	3,403	10.6	7,186	6,318	13.7
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	3,858	—	—	3,858	—	—
Correspondent bank fees	1,816	1,311	38.5	3,322	2,860	16.2
Telephone	1,345	1,423	(5.5)	2,497	2,856	(12.6)
Data processing services	1,116	858	30.1	2,193	1,886	16.3
Provision for (reduction of) unfunded credit commitments	800	(696)	(214.9)	635	(1,805)	(135.2)
Impairment of goodwill	—	17,204	(100.0)	—	17,204	(100.0)
Other	5,502	4,384	25.5	9,829	8,229	19.4

Total noninterest expense	$87,189	$97,916	(11.0)%	$170,626	$180,033	(5.2)%

The table below provides a summary of non-GAAP noninterest expense, net of minority interest:

	Three months ended June 30,			Six months ended June 30,
Non-GAAP noninterest expense, net of minority interest (Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
GAAP noninterest expense	$87,189	$97,916	(11.0)%	$170,626	$180,033	(5.2)%
Less: amounts attributable to minority interests	(2,457)	(3,269)	(24.8)	(5,216)	(5,524)	(5.6)

Non-GAAP noninterest expense, net of minority interest	$84,732	$94,647	(10.5)%	$165,410	$174,509	(5.2)%

Compensation and Benefits

Compensation and benefits expense was $50.1 million and $103.8 million for the three and six months ended June 30, 2008, respectively, compared to $52.0 million and $105.3 million for the comparable 2007 periods. The decreases were primarily due to a decrease in salaries and wages expense paid to temporary employees, primarily related to additional expenses incurred in the beginning of 2007 associated with certain information technology (“IT”) projects, as well as a decrease in share-based payments. These decreases were partially offset by increases in our incentive compensation plan expense. The average number of FTE personnel increased slightly to 1,201 for the three months ended June 30, 2008, compared to 1,172 for the comparable 2007 period.

Our compensation plans primarily consist of the Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, SVB Financial Group 401(k), Employee Stock Ownership Plan (“ESOP”), Retention Program and Warrant Incentive Plan. Total costs incurred under the above plans were $14.6 million and $31.1 million for the three and six months ended June 30, 2008, respectively, compared to $13.8 million and $28.6 million for the comparable 2007 periods. The increase of $0.8 million for the three months ended June 30, 2008 was primarily related to a $0.7 million increase in our Incentive Compensation Plan expense. The increase of $2.5 million for the six months ended June 30, 2008 was primarily related to a $2.2 million increase in our Incentive Compensation Plan expense, a $0.5 million increase in our Warrant Incentive Plan and a $0.5 million increase in our 401(k) expense. These increases were partially offset by a $0.5 million decrease in our Retention Program expense.

Professional Services

Professional services expense was $9.1 million and $17.9 million for the three and six months ended June 30, 2008, respectively, compared to $6.7 million and $15.8 million for the comparable 2007 periods. The increases were primarily attributable to an increase in expenses associated with certain IT projects.

Net Occupancy

Net occupancy expense was $4.3 million and $8.7 million for the three and six months ended June 30, 2008, respectively, compared to $6.3 million and $11.1 million for the comparable 2007 periods. The decreases were primarily attributable to lease exit costs of $1.7 million recognized in the second quarter of 2007, as we exited three domestic offices in a move to improve synergy and efficiency across business units.

Loss from Cash Settlement of Conversion Premium of Zero-Coupon Convertible Subordinated Notes

During the three months ended June 30, 2008 but prior to the maturity date of our 2003 Convertible Notes, we received a conversion notice to convert notes in the total principal amount of $7.8 million. Consistent with prior early conversions, we elected to settle the conversion fully in cash and paid a total of $11.6 million in cash, which included $3.9 million representing the conversion premium value of the converted notes. Accordingly, we recorded a non-tax deductible loss of $3.9 million as noninterest expense. In connection with this early conversion settlement payment, we exercised call options pursuant to our call-spread arrangement and received a corresponding cash payment of $3.9 million from the counterparty. Accordingly, we recorded an increase in stockholders’ equity of $3.9 million, representing such payment received, which was reflected as additional paid-in capital. As a result, the $3.9 million in noninterest expense we recorded due to this early conversion settlement had no net impact on our total stockholders’ equity.

Provision for (Reduction of) Unfunded Credit Commitments

We calculate the provision for (reduction of) unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a provision of $0.8 million and $0.6 million to the liability for unfunded credit commitments for the three and six months ended June 30, 2008, respectively, compared to a (reduction of) provision of $(0.7) million and $(1.8) million for the comparable 2007 periods. Our reserve for unfunded credit commitments was $14.1 million at June 30, 2008 compared to $12.8 million at June 30, 2007.

The provision of $0.8 million for the three months ended June 30, 2008 reflected an increase in the balance of our total unfunded credit commitments from $4.86 billion at March 31, 2008 to $5.03 billion at June 30, 2008. The provision of $0.6 million for the six months ended June 30, 2008 reflected an increase in the balance of our total unfunded credit commitments from $4.94 billion at December 31, 2007 to $5.03 billion at June 30, 2008.

The (reduction of) provision of $(0.7) million for the three months ended June 30, 2007 was primarily due to a decrease in our allowance for loan losses as a percentage of total gross loans from 1.19 at March 31, 2007 to 1.14 at June 30, 2007 and the (reduction of) provision of $(1.8) million for the six months ended June 30, 2007 was primarily due to a decrease in our allowance for loan losses as a percentage of total gross loans from 1.22 percent at December 31, 2006 to 1.14 percent at June 30, 2007.

Impairment of Goodwill

In connection with our annual assessment of goodwill of SVB Alliant in the second quarter of 2007, we recognized impairment charges of $17.2 million. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance. In July 2007, we reached a decision to cease operations at SVB Alliant. All operations at SVB Alliant were ceased as of March 31, 2008.

Other Noninterest Expense

Other noninterest expense largely consisted of tax credit fund amortization, postage and supplies, Federal Deposit Insurance Corporation (“FDIC”) assessments, dues and publications expense and insurance expense. Other noninterest expense was $5.5 million for the three months ended June 30, 2008, compared to $4.4 million for the comparable 2007 period. The increase of $1.1 million was primarily related to increased FDIC assessments of $0.6 million due to a one-time credit received in 2007.

Other noninterest expense was $9.8 million for the six months ended June 30, 2008, compared to $8.2 million for the comparable 2007 period. The increase of $1.6 million was primarily related to increased FDIC assessments of $0.9 million.

Minority Interest in Net Loss (Income) of Consolidated Affiliates

Minority interest in net loss (income) of consolidated affiliates is primarily related to the minority interest holders’ portion of investment gains or losses and management fees in our managed funds. A summary of minority interest in net loss (income) of consolidated affiliates, for the three and six months ended June 30, 2008 and 2007, respectively, is as follows:

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Net interest income (1)	$(106)	$(268)	(60.4)%	$(363)	$(688)	(47.2)%
Noninterest income (1)	(1,528)	(7,310)	(79.1)	(553)	(18,566)	(97.0)
Noninterest expense (1)	2,457	3,269	(24.8)	5,216	5,524	(5.6)
Carried interest (2)	711	(1,516)	(146.9)	1,452	(2,451)	(159.2)

Minority interest in net loss (income) of consolidated affiliates	$1,534	$(5,825)	(126.3)%	$5,752	$(16,181)	(135.5)%

(1)	Represents minority interest share in net interest income, noninterest income, and noninterest expense of consolidated affiliates.
(2)	Represents the preferred allocation of income earned by the general partners managing one of our sponsored debt funds and two of our managed funds of funds.

Minority interest in net loss of consolidated affiliates was $1.5 million for the three months ended June 30, 2008, compared to minority interest in net income of $5.8 million for the comparable 2007 period. Minority interest in net loss of consolidated affiliates of $1.5 million for the three months ended June 30, 2008 was primarily due to noninterest expense of $2.5 million, primarily related to management fees paid by our managed funds to the general partners at SVB Capital for funds management and $1.6 million in net investment losses and $0.8 million carried interest from our funds of funds. These net losses were partially offset by $2.2 million in net investment gains from one of our managed co-investment funds and $0.6 million in net investment gains from our sponsored debt funds. Minority interest in net income of consolidated affiliates of $5.8 million for the three months ended June 30, 2007 was primarily related to investment gains from our consolidated funds, particularly related to one of our sponsored debt funds, partially offset by management fees paid by our managed funds.

Minority interest in net loss of consolidated affiliates was $5.8 million for the six months ended June 30, 2008, compared to minority interest in net income of $16.2 million for the comparable 2007 period. Minority interest in net loss of consolidated affiliates of $5.8 million for the six months ended June 30, 2008 was primarily due to noninterest expense of $5.2 million, primarily related to management fees paid by our managed funds. Minority interest in net income of consolidated affiliates of $16.2 million for the six months ended June 30, 2007 was primarily related to investment gains from our consolidated funds, particularly related to investment gains from one of our sponsored debt funds and from two of our managed funds of funds, partially offset by management fees paid by our managed funds.

Income Taxes

Our effective tax rate was 43.66 percent for the three months ended June 30, 2008, compared to 40.48 percent for the comparable 2007 period. The increase in the tax rate was primarily attributable to the $3.9 million non-tax deductible loss related to our cash settlement of the early conversion of certain of our 2003 Convertible Notes.

Our effective tax rate was 41.78 percent for the six months ended June 30, 2008, compared to 41.20 percent for the comparable 2007 period. The increase in the tax rate was primarily attributable to the $3.9 million non-tax deductible loss related to our 2003 Convertible Notes, partially offset by the tax impact of lower non-deductible share-based compensation expense and the effect of more tax-advantaged investments on our overall pre-tax income.

At June 30, 2008, the total amount of unrecognized tax benefits was $0.3 million, the recognition of which would reduce our income tax expense by $0.3 million. At January 1, 2008, the total amount of unrecognized tax benefits was $1.1 million, the recognition of which would have reduced our income tax expense by $0.3 million. The decrease in the amount of unrecognized tax benefits was due to the expiration of the applicable statue of limitations for income tax exposures in California. Total accrued interest and penalties at June 30, 2008 were $0.1 million.

Operating Segment Results

We have three operating segments in which we report our financial information: Commercial Banking, SVB Capital and Other Business Services.

In July 2007, we reached a decision to cease operations at SVB Alliant, our investment banking subsidiary, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. As of March 31, 2008 all such client transactions have been completed. All operations at SVB Alliant were ceased as of March 31, 2008. Accordingly, SVB Alliant is no longer reported as an operating segment as of the second quarter of 2008. The results of operations for SVB Alliant have been included as part of the Reconciling Items column for all prior periods presented.

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, we report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments. Please refer to the discussion of our segment organization in Note 13 (Segment Reporting) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report.

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

In calculating each operating segment’s noninterest expense, we consider the direct costs incurred by the operating segment as well as certain allocated direct costs. We are in the process of reviewing our allocation methodology and we may make changes to it in future periods. As part of this review, effective January 1, 2008, we began allocating certain corporate overhead costs to a corporate account. Prior to January 1, 2008, all overhead and support costs were allocated to the operating segments.

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

The following is our segment information for the three and six months ended June 30, 2008 and 2007, respectively. We have reclassified all prior period amounts to conform to the current period’s presentation.

Commercial Banking

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Net interest income	$75,764	$83,842	(9.6)%	$157,457	$164,840	(4.5)%
Noninterest income	33,527	26,572	26.2	66,776	53,185	25.6
Noninterest expense	(24,625)	(24,587)	0.2	(50,328)	(48,235)	4.3

Income before income tax expense	$84,666	$85,827	(1.4)	$173,905	$169,790	2.4

Total average loans	$3,295,507	$2,506,218	31.5	$3,222,653	$2,466,072	30.7
Total average assets	3,328,401	2,525,016	31.8	3,259,290	2,476,726	31.6
Total average deposits	$4,171,236	$3,591,716	16.1%	$4,111,221	$3,591,387	14.5%

Three months ended June 30, 2008 and 2007

Commercial Banking’s (“CB”) net interest income decreased by $8.0 million to $75.8 million for the three months ended June 30, 2008, compared to $83.8 million for the comparable 2007 period, primarily related to a decrease in interest income from earnings credit received on deposit products, partially offset by an increase in interest income from the CB’s loan portfolio. The decrease in interest income from earnings credit received on deposits was primarily related to decreases in short-term market interest rates, partially offset by increased volumes of deposits, primarily from our money market deposit product for early stage clients introduced in May 2007 and our Eurodollar sweep deposit product introduced in late October 2007. The increase in interest income from CB’s loan portfolio was primarily due to decreases in the earnings charge incurred by CB for funded loans and growth in CB’s loan portfolio, partially offset by a decrease in our average base prime lending rate to 5.08 percent for the three months ended June 30, 2008, compared to 8.25 percent the comparable 2007 period.

Noninterest income increased by $6.9 million to $33.5 million for the three months ended June 30, 2008, compared to $26.6 million for the comparable 2007 period, primarily related to fee income growth, largely driven by a $2.4 million increase in foreign exchange fees, a $2.4 million increase in deposit service charges and a $1.2 million increase in client investment fees. The increase in deposit service charges were primarily attributable to a decrease in the earnings credit rate obtained by clients to offset deposit service changes, which was primarily related to decreases in short-term market interest rates, and an increase in fee rates during the second quarter of 2007. The increases in client investment fees were primarily attributable to the growth in average client investment funds, particularly from an increase in deposits from our later-stage technology clients, as well as an increase in deposits from our private equity clients.

Noninterest expense remained relatively consistent at $24.6 million for the three months ended June 30, 2008, compared to the comparable 2007 period. The slight increase in noninterest expense was primarily related to an increase in compensation and benefits expense of $2.1 million, partially offset by a decrease in net occupancy expense of $1.4 million. The increase in compensation and benefits expense was primarily a result of a $1.2 million increase in our incentive compensation plan expense and a $1.0 million increase in salaries and wages expense related to an increase in the average number of FTE employees at CB, which increased to 496 for the three months ended June 30, 2008, compared to 464 for the comparable 2007 period. The decrease in net occupancy expenses was primarily due to lease exit costs recognized in the second quarter of 2007, as we exited certain domestic offices in a move to improve synergy and efficiency across business units.

Six months ended June 30, 2008 and 2007

Commercial Banking’s (“CB”) net interest income decreased by $7.3 million to $157.5 million for the six months ended June 30, 2008, compared to $164.8 million for the comparable 2007 period, primarily related to a decrease in interest income from earnings credit received on deposit products, partially offset by an increase in interest income from the CB’s loan portfolio. The decrease in interest income from earnings credit received on deposits was primarily related to decreases in short-term market interest rates, partially offset by increased volumes of deposits, primarily from our money market deposit product for early stage clients introduced in May 2007 and our Eurodollar sweep deposit product introduced in late October 2007. The increase in interest income from CB’s loan portfolio was primarily due to decreases in the earnings charge incurred by CB for funded loans and growth in CB’s loan portfolio, partially offset by a decrease in our average base prime lending rate to 5.66 percent for the six months ended June 30, 2008, compared to 8.25 percent for the comparable 2007 period.

Noninterest income increased by $13.6 million to $66.8 million for the six months ended June 30, 2008, compared to $53.2 million for the comparable 2007 period, primarily related to fee income growth, largely driven by a $5.4 million increase in foreign exchange fees, a $5.0 million increase in deposit service charges and a $2.9 million increase in client investment fees. The increase in foreign exchange fees were primarily due to higher volumes of transactions. The increase in deposit service charges were primarily attributable to a decrease in the earnings credit rate obtained by clients to offset deposit service changes, which was primarily related to decreases in short-term market interest rates, and an increase in fee rates during the second quarter of 2007. The increases in client investment fees were primarily attributable to the growth in average client investment funds, particularly from an increase in deposits from our later-stage technology clients, as well as an increase in deposits from our private equity clients.

Noninterest expense increased by $2.1 million to $50.3 million for the six months ended June 30, 2008, compared to $48.2 million for the comparable 2007 period, primarily related to an increase in compensation and benefits expense of $4.3 million, partially offset by a decrease in net occupancy expense of $1.4 million primarily due to lease exit costs recognized in the second quarter of 2007. The increase in compensation and benefits expense was primarily a result of a $2.7 million increase in salaries and wages expense related to an increase in the average number of FTE employees at CB, which increased to 487 for the six months ended June 30, 2008, compared to 463 for the comparable 2007 period, and a $1.8 million increase in our incentive compensation plan expense.

SVB Capital

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Net interest income	$62	$244	(74.6)%	$151	$365	(58.6)%
Noninterest income	4,225	6,569	(35.7)	2,740	10,402	(73.7)
Noninterest expense	(5,032)	(1,798)	179.9	(9,554)	(5,899)	62.0

(Loss) income before income tax expense	$(745)	$5,015	(114.9)	$(6,663)	$4,868	(236.9)

Total average assets	$386,872	$260,582	48.5%	$371,878	$252,082	47.5%

SVB Capital’s components of noninterest income primarily include net gains (losses) on investment securities, net gains (losses) on derivative instruments, and fund management fees, all net of minority interests but including carried interest. When we refer to net gains (losses) on investment securities in the discussion below, we are referring to net gains (losses) from investment securities, net of minority interest and including carried interest. When we refer to net gains (losses) on derivative instruments in the discussion below, we are referring to net gains (losses) from derivative instruments, net of minority interest.

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and cause our results for a particular period not to be indicative of future performance.

As we continue to build our funds management business, we expect noninterest income, noninterest expense, and total assets associated with these fund investments to increase.

Three months ended June 30, 2008 and 2007

Noninterest income decreased by $2.4 million to $4.2 million for the three months ended June 30, 2008, compared to $6.6 million for the comparable 2007 period, primarily related to decreases in net gains on investment securities.

Net gains on investment securities totaled $2.1 million for the three months ended June 30, 2008, compared to net gains of $4.2 million for the comparable 2007 period. The net gains on investment securities of $2.1 million for the three months ended June 30, 2008 were primarily related to net gains of $1.5 million from our sponsored debt funds mainly attributable to increases in the share prices of certain investments and higher valuations related to investments within our sponsored debt funds. The net gains of $4.2 million for the three months ended June 30, 2007 were primarily related to net increases in the fair value of two investments from one of our sponsored debt funds. Net gains on derivative instruments were $0.2 for the three months ended June 30, 2008, compared to net losses of $0.3 million for the comparable 2007 period.

We received fund management fees of $2.0 million and $2.8 million for the three months ended June 30, 2008 and 2007, respectively. The decrease in fund management fees was primarily from the closing of additional funds during the second quarter of 2007.

Noninterest expense increased by $3.2 million to $5.0 million for the three months ended June 30, 2008, compared to $1.8 million for the comparable 2007 period, primarily related to an increase in compensation and benefits expense and an increase in expenses related to professional services. The increase in compensation and benefits expense was primarily a result of growth in the number of average FTE employees at SVB Capital, which increased to 40 for the three months ended June 30, 2008, compared to 21 for the comparable 2007 period.

Six months ended June 30, 2008 and 2007

Noninterest income decreased by $7.7 million to $2.7 million for the six months ended June 30, 2008, compared to $10.4 million for the comparable 2007 period, primarily related to net losses on investment securities for the six months ended June 30, 2008, compared to net gains on investment securities for the comparable 2007 period.

Net losses on investment securities totaled $1.3 million for the six months ended June 30, 2008, compared to net gains of $4.6 million for the comparable 2007 period. The net losses on investment securities of $1.3 million for the six months ended June 30, 2008 were primarily related to net losses of $2.0 million primarily from valuations at one of our sponsored debt funds mainly attributable to decreases in the share price of certain investments, partially offset by net gains of $0.9 million from our managed funds of funds. The net gains of $4.6 million for the six months ended June 30, 2007 were primarily related to net gains from one of our sponsored debt funds and net gains from two of our managed funds of funds, primarily related to net increases in the fair value of fund investments. Net gains on derivative instruments were $0.1 million for the six months ended June 30, 2008, compared to $0.3 million for the comparable 2007 period.

We received fund management fees of $3.9 million and $4.7 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in fund management fees was primarily from the closing of additional funds during the second quarter of 2007.

Noninterest expense increased by $3.7 million to $9.6 million for the six months ended June 30, 2008, compared to $5.9 million for the comparable 2007 period, primarily related to an increase in compensation and benefits expense. The increase in compensation and benefits expense was primarily a result of growth in the number of average FTE employees at SVB Capital, which increased to 37 for the six months ended June 30, 2008, compared to 21 for the comparable 2007 period.

Other Business Services

Our Other Business Services group includes SVB Private Client Services, SVB Global, SVB Analytics, and SVB Wine Division.

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Net interest income	$10,292	$8,374	22.9%	$20,614	$16,744	23.1%
Noninterest income	2,923	1,677	74.3	5,448	2,917	86.8
Noninterest expense	(10,627)	(8,974)	18.4	(20,847)	(16,111)	29.4

Income before income tax expense	$2,588	$1,077	140.3	$5,215	$3,550	46.9

Total average loans	$929,406	$796,714	16.7	$903,949	$797,936	13.3
Total average assets	958,432	817,292	17.3	932,229	819,185	13.8
Total average deposits	479,704	255,108	88.0	435,792	254,137	71.5
Goodwill	$4,092	$4,092	—%	$4,092	$4,092	—%

Net Interest Income – Other Business Services

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
SVB Private Client Services	$3,699	$3,605	2.6%	$7,504	$7,132	5.2%
SVB Global	2,889	1,911	51.2	5,845	3,870	51.0
SVB Analytics	(36)	(36)	—	(78)	(71)	9.9
SVB Wine Division	3,740	2,894	29.2	7,343	5,813	26.3

Total Other Business Services	$10,292	$8,374	22.9%	$20,614	$16,744	23.1%

Three and six months ended June 30, 2008 and 2007

The increases in net interest income of $1.9 million and $3.9 million to $10.3 million and $20.6 million for the three and six months ended June 30, 2008, respectively, compared to $8.4 million and $16.7 million for the comparable 2007 periods, were primarily due to increases from SVB Global and SVB Wine Division. The increases in net interest income for SVB Global were primarily due to our increased focus on serving our international venture fund clients, which resulted in an increase in average deposits. The increase in net interest income for SVB Wine Division was primarily due to decreases in the earnings charge incurred by SVB Wine Division for funded loans, primarily related to decreases in short-term market interest rates.

Noninterest Income – Other Business Services

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
SVB Private Client Services	$230	$256	(10.2)%	$466	$469	(0.6)%
SVB Global	429	155	176.8	838	490	71.0
SVB Analytics	2,065	1,005	105.5	3,772	1,556	142.4
SVB Wine Division	199	261	(23.8)	372	402	(7.5)

Total Other Business Services	$2,923	$1,677	74.3%	$5,448	$2,917	86.8%

Three and six months ended June 30, 2008 and 2007

The increases in noninterest income of $1.2 million and $2.5 million to $2.9 million and $5.4 million for the three and six months ended June 30, 2008, respectively, compared to $1.7 million and $2.9 million for the comparable 2007 periods, were primarily due to increases from SVB Analytics. SVB Analytics’ revenues increased by $1.1 million and $2.2 million to $1.7 million and $3.0 million for the three and six months ended June 30, 2008, respectively, compared to $0.6 million and $0.8 million for the comparable 2007 periods, primarily as a result of an increase in the number of clients to 726 clients at June 30, 2008, compared to 183 clients at June 30, 2007.

Noninterest Expense – Other Business Services

	Three months ended June 30,			Six months ended June 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
SVB Private Client Services	$2,441	$2,910	(16.1)%	$5,251	$4,595	14.3%
SVB Global	4,258	3,050	39.6	8,352	5,356	55.9
SVB Analytics	2,667	1,682	58.6	4,658	3,441	35.4
SVB Wine Division	1,261	1,332	(5.3)	2,586	2,719	(4.9)

Total Other Business Services	$10,627	$8,974	18.4%	$20,847	$16,111	29.4%

Three and six months ended June 30, 2008 and 2007

The increase in noninterest expense of $1.6 million and $4.7 million to $10.6 million and $20.8 million for the three and six months ended June 30, 2008, respectively, compared to $9.0 million and $16.1 million for the comparable 2007 periods were primarily due to increases for SVB Global and SVB Analytics. The increase in SVB Global’s expense was primarily related to an increase in allocated compensation and benefits expense as a result of our focus on global initiatives. The increase in SVB Analytics’s expense was a result of continued growth in this business.

Consolidated Financial Condition – SVB Financial Group and Subsidiaries

Our total assets were $7.31 billion at June 30, 2008, an increase of $617.4 million or 9.2 percent, compared to $6.69 billion at December 31, 2007.

Securities Purchased Under Agreement to Resell and Other Short-Term Investments

Interest earning deposits, securities purchased under agreement to resell and other short-term investments totaled $325.7 million at June 30, 2008, a decrease of $33.0 million or 9.2 percent, compared to $358.7 million at December 31, 2007. The decrease was primarily due to decreased levels of short-term agency discount notes of $64.6 million, partially offset by higher levels of interest bearing deposits of $12.7 million, money market mutual funds of $10.7 million and securities purchased under agreement to resell of $8.3 million.

Investment Securities

Investment securities totaled $1.79 billion at June 30, 2008, an increase of $185.4 million or 11.6 percent, compared to $1.60 billion at December 31, 2007. The increase in investment securities was primarily related to increases in the balances of our marketable securities, particularly our mortgage-backed securities and non-taxable investment securities, as well as increases in our non-marketable securities mainly due to continued investments by SVB Capital.

Marketable Securities

Marketable securities consist of our available-for-sale fixed income investment portfolio and marketable securities accounted for under investment company fair value accounting.

Our fixed income investment portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification and our asset/liability strategies. All securities in our fixed income investment portfolio are currently held as available-for-sale. Available-for-sale securities were $1.39 billion at June 30, 2008, an increase of $131.4 million, or 10.4 percent, compared to $1.26 billion at December 31, 2007. The increase was primarily related to an $89.4 million increase in our mortgage-backed securities, $64.2 million increase in our collateralized mortgage obligations and $27.7 million increase in our non-taxable investment securities, partially offset by a $29.1 million decrease in our municipal bonds and notes portfolio and a $10.0 million decrease in our U.S. treasury securities. The duration of our fixed income investment portfolio increased to 2.9 years at June 30, 2008, compared to 2.3 years at December 31, 2007, primarily due to higher balances in mortgage-backed securities, collateralized mortgage obligations and non-taxable investment securities.

Marketable securities accounted for under investment company accounting represents investments managed by SVB Capital that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares. Marketable securities were $4.2 million at June 30, 2008, an increase of $0.6 million, or 16.7 percent, compared to $3.6 million at December 31, 2007. The increase was primarily related to the conversion of certain loan investments into marketable securities from one of our sponsored debt funds.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital as part of their investment funds management business and include funds of funds, co-investment funds and sponsored debt funds, as well as direct equity and fund investments. Non-marketable securities were $393.2 million at June 30, 2008, an increase of $53.3 million, or 15.7 percent, compared to $339.9 million at December 31, 2007. The increase was primarily related to a $26.1 million increase in private equity fund investments accounted for using investment company fair value accounting, a $15.8 million increase in private equity fund investments accounted for using cost method accounting, and a $15.4 million increase in other private equity investments accounted for using investment company fair value accounting. The increase of $26.1 million in private equity fund investments was due to additional investments made by each of our managed funds, with particular growth in SVB Strategic Investors Fund III, LP. The increase of $15.8 million in private equity fund investments related primarily to additional capital contributions to private equity funds. The increase of $15.4 million in other private equity investments related primarily to additional investments from SVB Capital Partners II, LP. These increases were partially offset by a decrease of $9.3 million in other investments accounted for using investment company fair value accounting related primarily to lower valuations and from the conversion of certain loan investments into marketable securities from one of our sponsored debt funds.

Loans

Loans, net of unearned income were $4.63 billion at June 30, 2008, an increase of $482.0 million or 11.6 percent, compared to $4.15 billion at December 31, 2007. The majority of our loans are commercial in nature. Total gross loans were $4.67 billion at June 30, 2008, an increase of $488.9 million or 11.7 percent, compared to $4.18 billion at December 31, 2007. The breakdown of total gross loans by industry sector is as follows:

Industry Sector (Dollars in thousands)	June 30, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
Technology (1)	$2,203,609	47.2%	$1,948,925	46.6%
Private Equity	893,080	19.1	773,932	18.5
Private Client Services	471,312	10.1	402,563	9.6
Life Sciences (1)	454,981	9.7	407,856	9.8
Premium Wine	381,599	8.2	375,562	9.0
All Other Sectors	262,408	5.7	269,260	6.5

Total Gross Loans	$4,666,989	100.0%	$4,178,098	100.0%

(1)	Included in the technology and life science niches are loans provided to emerging growth clients, which represent approximately 11 percent of total gross loans at June 30, 2008, compared to 14 percent at December 31, 2007.

Credit Quality, Allowance for Loan Losses and Reserve for Unfunded Credit Commitments

Nonperforming assets consist of loans on nonaccrual status and foreclosed property classified as Other Real Estate Owned (“OREO”). All nonperforming loans represent impaired loans. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Nonperforming loans:
Loans past due 90 days or more	$1,151	$—
Nonaccrual loans	8,497	7,634

Total nonperforming loans	9,648	7,634
OREO	1,612	1,908

Total nonperforming assets	$11,260	$9,542

Nonperforming loans as a percentage of total gross loans	0.21%	0.18%
Nonperforming assets as a percentage of total assets	0.15%	0.14%
Allowance for loan losses	$52,888	$47,293
As a percentage of total gross loans	1.13%	1.13%
As a percentage of nonperforming loans	548.18%	619.50%
Reserve for unfunded credit commitments (1)	$14,081	$13,446

(1)	The “Reserve for unfunded credit commitments” is included as a component of “Other Liabilities”.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at June 30, 2008 and December 31, 2007 is as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007	% Change
Derivative assets, gross (1)	$75,841	$65,598	15.6%
Deferred tax assets and income tax receivable, net	71,755	69,026	4.0
Accrued interest receivable	34,029	30,624	11.1
FHLB and FRB stock	25,081	27,210	(7.8)
OREO	1,612	1,908	(15.5)
Other	63,000	64,296	(2.0)

Total accrued interest receivable and other assets	$271,318	$258,662	4.9%

(1)	See “Derivatives, Net” section below.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

Our FHLB and FRB stock are restricted, as we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreements. We had $15.5 million and $17.9 million in FHLB stock at June 30, 2008 and December 31, 2007, respectively, and $9.6 million and $9.3 million in FRB stock at June 30, 2008 and December 31, 2007, respectively. The decrease in FHLB stock is due to lower capital stock requirements at the Federal Home Loan Bank.

Derivatives, Net

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net at June 30, 2008 and December 31, 2007:

(Dollars in thousands)	June 30, 2008	December 31, 2007	% Change
Assets (liabilities):
Equity warrant assets	$36,463	$31,317	16.4%
Interest rate swaps—assets	21,932	21,499	2.0
Interest rate swaps—liabilities	(956)	(1,304)	(26.7)
Foreign exchange forward and option contracts—assets	17,445	12,782	36.5
Foreign exchange forward and option contracts—liabilities	(16,991)	(11,196)	51.8
Covered call options—liabilities (1)	(259)	—	—

Total derivatives, net	$57,634	$53,098	8.5%

(1)	Represents covered call options held by one of our sponsored debt funds.

Equity Warrant Assets

We obtain rights to purchase a client company’s stock in consideration for providing credit facilities and, less frequently, for providing other services, in the form of equity warrants. The change in fair value of equity warrant assets is recorded as gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and six months ended June 30, 2008 and 2007, respectively:

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance, beginning of period	$32,906	$33,535	$31,317	$37,725
New equity warrant assets	2,589	1,715	4,763	3,359
Non-cash increases in fair value	1,856	4,723	3,300	3,882
Exercised equity warrant assets	(400)	(3,382)	(1,973)	(7,628)
Terminated equity warrant assets	(488)	(1,055)	(944)	(1,802)

Balance, end of period	$36,463	$35,536	$36,463	$35,536

Interest Rate Swaps

Concurrent with the issuance of $250.0 million in 5.70% senior notes and $250.0 million in 6.05% subordinated notes in May 2007, we entered into interest rate swap agreements, whereby we swapped the fixed interest rate of the notes with a variable interest rate based on London Interbank Offered Rates (“LIBOR”) to hedge against the risk of changes in fair values due to changes in interest rates. The interest rate swap agreement for the senior notes provided a cash benefit of $1.3 million and $1.6 million for the three and six months ended June 30, 2008, respectively, compared to interest expense of $0.1 million for both the comparable 2007 periods. The interest rate swap agreement for the subordinated notes provided a cash benefit of $1.4 million and $1.7 million for the three and six months ended June 30, 2008, respectively, compared to interest expense of $0.1 million for both the comparable 2007 periods. The cash benefits for the senior and subordinated notes were recognized in the consolidated statements of income as a reduction in interest expense.

The interest rate swap agreement related to our 7.0% junior subordinated debentures provided a cash benefit of $0.4 million and $0.5 million for the three and six months ended June 30, 2008, respectively, compared to $19.2 thousand and $0.1 million for the comparable 2007 periods. The cash benefit was recognized in the consolidated statements of income as a reduction in interest expense. We recorded a gain resulting from a non-cash increase in fair value of the fair value hedge agreement of $0.9 million and $0.4 million for the three and six months ended June 30, 2008, respectively, compared to a gain of $0.6 million and $0.3 million for the comparable 2007 periods, which was reflected in gains on derivative instruments.

Foreign Exchange Forward and Foreign Currency Option Contracts

At June 30, 2008 and December 31, 2007, the aggregate notional amounts of our foreign exchange forward contracts were $595.2 million and $580.9 million, respectively. Our maximum credit risk for counterparty nonperformance for foreign exchange forward contracts with both clients and correspondent banks at June 30, 2008 and December 31, 2007 amounted to $17.1 million and $12.3 million, respectively.

At June 30, 2008 and December 31, 2007, the aggregate notional amounts of our foreign currency option contracts totaled $25.1 million and $63.9 million, respectively. Our maximum credit risk to nonperformance of counterparties at June 30, 2008 and December 31, 2007 was $0.3 million and $0.5 million, respectively.

Convertible Note Hedges

2003 Convertible Notes

Concurrent with the issuance of our 2003 Convertible Notes, we entered into a convertible note hedge agreement (purchased call option) at a cost of $39.3 million, and a warrant agreement providing proceeds of $17.4 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the 2003 Convertible Notes.

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we had the right to purchase up to 4,460,610 shares of our common stock from the counterparty at a price of $33.6277 per common share. The cost of the convertible note hedge was included in stockholders’ equity in accordance with the guidance in Emerging Issues Task Force (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock (“EITF 00-19”). Upon maturity of the 2003 Convertible Notes on June 15, 2008, we exercised the right to purchase 1,406,043 shares under the terms of the convertible note hedge agreement. The convertible note hedge agreement expired on June 15, 2008.

At issuance, under the warrant agreement, the counterparty could purchase up to 4,460,608 shares of our common stock at $51.34 per share, upon the occurrence of conversion events. The remaining warrants under the warrant agreement expired unexercised on June 15, 2008.

2008 Convertible Notes

Concurrent with the issuance of the 2008 Convertible Notes, we entered into a convertible note hedge agreement (purchased call option) at a cost of $41.8 million, and a warrant agreement providing proceeds of $21.2 million with respect to our common stock, with the objective of decreasing our exposure to potential dilution from conversion of the 2008 Convertible Notes.

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we have the right to purchase up to 4,713,125 shares of our common stock from the counterparty at a price of $53.04 per common share. The convertible note hedge agreement will expire on April 7, 2011. We have the option to settle any amounts due under the convertible note hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19. The call option under the convertible note hedge was not exercisable during the three months ended June 30, 2008.

At issuance, under the warrant agreement, the counterparty can purchase up to 4,713,125 shares of our common stock at $64.43 per share, upon the occurrence of the conversion events referenced above. The warrant transaction will expire ratably on a series of expiration dates commencing on July 15, 2011. The warrants were not exercisable during the three months ended June 30, 2008.

Deposits

Deposits were $4.86 billion at June 30, 2008, an increase of $252.4 million or 5.5 percent, compared to $4.61 billion at December 31, 2007. The increase in our deposit balance was primarily due to increases in balances of all our interest-bearing deposits, with particular growth in our Eurodollar sweep deposit product introduced in October 2007 and our money market deposit product for early stage clients introduced in May 2007, partially offset by a decrease in our noninterest-bearing demand deposits. Our Eurodollar sweep deposit product increased by $282.5 million to $354.6 million at June 30, 2008, compared to $72.1 million at December 31, 2007. Our money market deposit product for early stage clients increased by $90.0 million to $479.3 million at June 30, 2008, compared to $389.3 million at December 31, 2007. At June 30, 2008, 40.0 percent of our total deposits were interest-bearing deposits, compared to 30.0 percent at December 31, 2007. We expect this percentage to increase as we continue to grow our interest-bearing deposits.

At June 30, 2008, the aggregate balance of time deposit accounts individually exceeding $100,000, totaled $360.0 million, compared to $286.0 million at December 31, 2007. At June 30, 2008, substantially all time deposit accounts exceeding $100,000 in balances were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

At June 30, 2008 and December 31, 2007, we had short-term borrowings of $330.0 million and $90.0 million, respectively. Short-term borrowings include federal funds purchased and FHLB advances and have a remaining maturity of one month or less. The increase in short-term borrowings of $240.0 million at June 30, 2008, compared to December 31, 2007 was primarily used to fund our loan growth.

Long-Term Debt

At June 30, 2008 and December 31, 2007, we had long-term debt of $975.9 million and $875.3 million, respectively. At June 30, 2008, long-term debt included FHLB advances, 5.70% senior and 6.05% subordinated notes, 2008 Convertible Notes, junior subordinated debentures, and other long-term debt. The increase in long-term debt of $100.6 million at June 30, 2008, compared to December 31, 2007, was primarily attributable to the issuance of $250 million of 2008 Convertible Notes in April 2008, partially offset by the maturity of our 2003 Convertible Notes on June 15, 2008.

During the three months ended June 30, 2008 but prior to the maturity date of our 2003 Convertible Notes, we received a conversion notice to convert notes in the total principal amount of $7.8 million. Consistent with prior early conversions, we elected to settle the conversion fully in cash and paid a total of $11.6 million in cash, which included $3.9 million representing the conversion premium value of the converted notes. Accordingly, we recorded a non-tax deductible loss of $3.9 million as noninterest expense. In connection with this early conversion settlement payment, we exercised call options pursuant to our call-spread arrangement and received a corresponding cash payment of $3.9 million from the counterparty. Accordingly, we recorded an increase in stockholders’ equity of $3.9 million, representing such payment received, which was reflected as additional paid-in capital. As a result, the $3.9 million in noninterest expense we recorded due to this early conversion settlement had no net impact on our total stockholders’ equity.

As of the maturity date, our 2003 Convertible Notes for the aggregate total principal amount of $141.9 million were outstanding and had not yet been converted. Based on the conversion terms of these notes, on June 23, 2008, we made an aggregate conversion settlement payment in cash and in shares of our common stock. The total value of both cash and shares as calculated based on the terms of the notes and as of the payment date was $212.8 million. Of the $212.8 million, we paid $141.9 million in cash, representing the portion of the conversion payment as the total principal amount of the notes converted. We also issued 1,406,034 shares of our common stock, valued at $70.9 million as calculated based on the terms of the notes, representing the portion of the conversion premium value that exceeded the total principal amount of the notes. In connection with this conversion settlement payment, we exercised call options pursuant to a call-spread arrangement with a certain counterparty, under which the counterparty delivered to us 1,406,043 shares of our common stock, valued at $70.9 million. Accordingly, there was no net impact on our total stockholders’ equity for the second quarter of 2008 with respect to settling the conversion premium value.

In April 2008, we issued our 2008 Convertible Notes, due April 15, 2011 in the aggregate principal amount of $250 million to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The issuance costs related to the 2008 Convertible Notes were $6.8 million and the net proceeds from the offering were $243.2 million. We used $141.9 million of the net proceeds to settle the conversion of our zero-coupon convertible subordinated notes, which matured in June 2008, and $20.6 million to enter a call-spread arrangement. All of the remaining proceeds will be used for general corporate purposes. The 2008 Convertible Notes are initially convertible, subject to certain conditions, into cash up to the principal amount of notes and, with respect to any excess conversion value, into shares of our common stock or cash or a combination, at our option. Holders may convert their 2008 Convertible Notes beginning any fiscal quarter commencing after June 30, 2008, if: (i) the price of our common stock issuable upon conversion of the note reaches a specific threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the note falls below certain thresholds. The notes have an initial conversion rate of 18.8525 shares of common stock per $1,000 principal amount of notes, which represents an initial effective conversion price of $53.04 per share. Upon maturity, we intend to settle the outstanding principal amount in cash and we have the option to settle any amount exceeding the principal value of the 2008 Convertible Notes in either cash or shares of our common stock.

Concurrent with the issuance of the 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement (See Note 10 (Derivative Financial Instruments)) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report, which effectively increased the economic conversion price of the 2008 Convertible Notes to $64.43 per share of common stock, as applicable to us. The terms of the hedge agreement are not part of the terms of the notes and will not affect the rights of the holders of the notes.

Other Liabilities

A summary of other liabilities at June 30, 2008 and December 31, 2007, respectively, is as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007	% Change
Accrued compensation	$36,620	$67,484	(45.7)%
Reserve for unfunded credit commitments	14,081	13,446	4.7
Derivative liabilities, gross (1)	18,207	12,500	45.7
Other	95,003	105,813	(10.2)

Total other liabilities	$163,911	$199,243	(17.7)%

(1)	See “Derivatives, Net” section above.

Accrued Compensation

Accrued compensation primarily consists of accrued vacation, the Incentive Compensation Plan, Retention Program, ESOP, Direct Drive Incentive Compensation Plan, and the Warrant Incentive Plan. The decrease of $30.9 million was primarily due to 2007 annual incentive compensation payouts received by employees during the three months ended March 31, 2008.

Minority Interest In Capital of Consolidated Affiliates

Minority interest in capital of consolidated affiliates totaled $291.4 million and $240.1 million at June 30, 2008 and December 31, 2007, respectively. The increase of $51.3 million was primarily due to equity transactions, which included $57.3 million of contributed capital from investors in five of our managed funds for the purpose of investing in limited partnerships and portfolio companies, partially offset by $5.0 million of net losses and carried interest from consolidated affiliates, primarily from one of our sponsored debt funds.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth, operating needs and credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of common stock or other securities.

Common Stock

We repurchased 25 thousand and 1.0 million shares of our common stock for the three and six months ended June 30, 2008, respectively, totaling $1.0 million and $45.6 million, respectively, compared to 0.4 million and 0.8 million shares totaling $20.2 million and $39.3 million, respectively, for the comparable 2007 periods. On July 24, 2008, our Board of Directors approved a new stock repurchase program that authorizes us to purchase up to $150 million of our common stock. This program expires on December 31, 2009 and replaced all prior share repurchase programs.

From time to time, we may implement a non-discretionary trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, under which we automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

As of close of business on August 1, 2008, $150 million of our common stock remain authorized for repurchase under our common stock repurchase program. Given the challenges of the current capital markets environment and our plans for continued investment in our business to support future growth, we are inclined to retain our capital and maintain sufficient liquidity, and as a result, do not currently expect to repurchase shares at a level that is comparable to recent past quarters. We will continue to evaluate this position on an ongoing basis.

Stockholders’ Equity

Stockholders’ equity totaled $685.1 million at June 30, 2008, a decrease of $8.4 million or 1.2 percent, compared to $676.7 million at December 31, 2007. This decrease was primarily the result of common stock repurchases and the net cost of the convertible note hedge and warrant agreement entered into concurrently with the issuance of our 2008 Convertible Notes, partially offset by net income and issuance of stock options during the six months ended June 30, 2008. SVB Financial has not paid a cash dividend on our common stock since 1992 and as of June 30, 2008, there were no plans for any payment of dividends.

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

Both SVB Financial and the Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution at June 30, 2008 and December 31, 2007. Capital ratios for SVB Financial and the Bank are set forth below:

	June 30, 2008	December 31, 2007
SVB Financial:
Total risk-based capital ratio	15.10%	16.02%
Tier 1 risk-based capital ratio	10.43	11.07
Tier 1 leverage ratio	10.72%	11.91%

Bank:
Total risk-based capital ratio	14.33%	14.51%
Tier 1 risk-based capital ratio	9.51	9.41
Tier 1 leverage ratio	10.10%	10.19%

The decrease in the total risk-based and Tier 1 capital ratios for SVB Financial at June 30, 2008, compared to December 31, 2007 was primarily due to favorable growth in loans relative to growth in lower risk-weighted assets in conjunction with accumulated share repurchase activity during the period. For the same period, relatively smaller decreases in the total risk-based and Tier 1 capital ratios for the Bank were affected by the same relative increases in risk-weighted assets but were beneficially offset by increases in retained earnings at the Bank. For both SVB Financial and the Bank, decreases in the Tier 1 leverage ratio were reflective of net changes in total and Tier 1 capital (inclusive of share repurchase activity and dividends paid from the Bank to the holding company) and higher average period end assets at June 30, 2008 compared to December 31, 2007.

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

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at June 30, 2008 and December 31, 2007, respectively:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Commitments available for funding (1)	$5,034,283	$4,938,625
Commitments unavailable for funding (2)	757,610	726,359
Fixed interest rate commitments	644,703	498,103
Maximum lending limits for accounts receivable factoring arrangements (3)	501,168	443,835
Reserve for unfunded credit commitments	$14,081	$13,446

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are unavailable for funding, due to clients’ failure to meet all collateral, compliance, and financial covenants required under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed credit worthy under existing underwriting practices.

Commercial and Standby Letters of Credits

The table below summarizes our commercial and standby letters of credit at June 30, 2008. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$668,633	$62,909	$731,542	$731,542
Performance standby letters of credit	20,658	12,324	32,982	32,982
Commercial letters of credit	5,655	690	6,345	6,345

Total	$694,946	$75,923	$770,869	$770,869

At June 30, 2008 and December 31, 2007, deferred fees related to financial and performance standby letters of credit were $4.5 million and $3.8 million, respectively. At June 30, 2008, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credit was $309.2 million.

Credit Card Guarantees

The total amount of credit card guarantees was $84.5 million at June 30, 2008. We do not believe that any losses, if any, incurred by the Bank as a result of these guarantees will be material in nature. Credit card fees totaled $1.5 million for both the three months ended June 30, 2008 and 2007, and $3.2 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively.

Commitments to Invest in Private Equity Funds

The following table details our total capital commitments and our unfunded commitments at June 30, 2008:

Our Ownership in Limited Partner (Dollars in thousands)	Our Capital Commitment	Our Unfunded Commitment	Our Ownership
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	1,200	780	5.1
SVB Strategic Investors Fund, LP	15,300	1,840	12.6
SVB Strategic Investors Fund II, LP	15,000	6,525	8.6
SVB Strategic Investors Fund III, LP	15,000	10,125	5.9
SVB Strategic Investors Fund IV, LP	7,196	7,196	5.0
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	8,025	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	3,821	9.3
SVB India Capital Partners I, LP	7,500	5,250	13.9
Other Fund Investments (3)	335,136	251,596	—%

Total	$462,332	$305,568

(1)	Our ownership includes 1.3% direct ownership in SVB Capital Partners II, LP through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Includes 4.8% direct ownership in Gold Hill Venture Lending 03, LP. In addition, includes 4.5% indirect ownership interest in Gold Hill Venture Lending 03, LP and its parallel funds through Gold Hill Venture Lending Partners, 03, LLC.
(3)	Represents commitments to 334 private equity funds where our ownership interest is less than 5% of the voting stock of each such fund.

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

We have increased our use of other sources of liquidity available to us, primarily, our long-term indebtedness. Our long-term debt outstanding increased by $137.8 million to $975.9 million at June 30, 2008, compared to $838.1 million at June 30, 2007, primarily due to the issuance of $250.0 million in 3.875% convertible senior notes in April 2008. We used $141.9 million of the net proceeds to settle the conversion of our zero-coupon convertible subordinated notes, which matured in June 2008. All of the remaining proceeds will be used for general corporate purposes.

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

Condensed Consolidated Statements of Cash Flows

	Six months ended June 30,
(Dollars in thousands)	2008	2007
Average cash and due from banks	$262,773	$272,386
Average federal funds sold, securities purchased under agreement to resell and other short-term investment securities	536,392	314,526

Average cash and cash equivalents	$799,165	$586,912

Percentage of total average assets	11.5%	10.1%

Net cash provided by operating activities	$45,188	$66,120
Net cash used for investing activities	(696,363)	(174,663)
Net cash provided by financing activities	597,977	482,237

Net decrease in cash and cash equivalents	$(53,198)	$373,694

Average cash and cash equivalents increased by $212.3 million to $799.2 million for the six months ended June 30, 2008, compared to $586.9 million for the comparable 2007 period, primarily to due to net proceeds of $243.2 million from the issuance of our 2008 Convertible Notes in April 2008. We used $141.9 million of the net proceeds to settle the conversion of our 2003 Convertible Notes, which matured on June 15, 2008.

Cash provided by operating activities was $45.2 million for the six months ended June 30, 2008, which included net income of $49.2 million. Significant adjustments for noncash items that increased cash provided by operating activities included $16.1 million related to the provision for loan losses, $12.4 million of depreciation and amortization, $10.8 million related to deferred income tax expense and $7.5 million of share-based compensation amortization. Significant adjustments for noncash items that decreased cash provided by operating activities included $5.8 million of minority interest in net loss of consolidated affiliates and $3.9 million of amortization of deferred warrant-related loan fees. Additionally, cash provided by operating activities decreased by $30.9 million primarily due to a decrease in accrued compensation related to annual incentive compensation payouts received by employees during the three months ended March 31, 2008, and $8.7 million related to an increase in income taxes receivable, net.

Cash used for investing activities was $696.4 million for the six months ended June 30, 2008. Net cash outflow was driven primarily by a net increase in loans of $498.1 million, purchases of available-for-sale securities of $282.2 million, purchases of non-marketable securities of $78.2 million and purchases of premises and equipment of $4.2 million. Net cash inflows related primarily to proceeds from the sales, maturities and pay downs of available-for-sale securities of $137.1 million, and non-marketable securities of $24.4 million.

Cash provided by financing activities was $598.0 million for the six months ended June 30, 2008. Net cash inflow was driven primarily by increases in deposits of $252.4 million, net proceeds of $243.2 million from the issuance of our 2008 Convertible Notes, increases in short-term borrowings of $240.0 million and capital contributions, net of distributions, from minority interests of $57.0 million. Net cash outflows related primarily to the early conversion and final settlement of our 2003 Convertible Notes of $149.7 million, common stock repurchases of $45.6 million and the net cost of the convertible note hedge and warrant agreement related to our 2008 Convertible Notes of $20.6 million.

Fair Value

Beginning in the first quarter of 2008, the assessment of fair value for our financial instruments is based on the provisions of SFAS No. 157.

At June 30, 2008, approximately 24.0 percent of our total assets, or $1.75 billion, consisted of financial assets recorded at fair value on a recurring basis. Of these assets, 81.9 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 18.1 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. Almost all of our financial assets valued using Level 3 measurements at June 30, 2008 represented non-marketable securities. At June 30, 2008, 0.3 percent of total liabilities, or $18.2 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs. There were no material transfers in/out of Level 3 for the six months ended June 30, 2008. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately. Such controls include a model validation policy requiring that models that provide values used in financial statements be validated by qualified personnel and escalation procedures to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

As of June 30, 2008, our available for sale investment portfolio, consisting primarily of U.S. treasuries, U.S. agency debentures, investment grade mortgage securities and state and municipal obligations, represented $1.39 billion, or 79.2 percent of our portfolio of assets measured at fair value on a recurring basis. These instruments were classified as Level 2 because their valuations were based on indicator prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. Since our available-for-sale debt securities portfolio consists primarily of fixed rate securities, the fair value of the portfolio is sensitive to changes in level of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

To the extent available-for-sale investment securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing availability. We pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at June 30, 2008 totaled $251.5 million, of which $31.5 million was unused. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices at June 30, 2008 totaled $35.1 million. We have not borrowed against this pledged collateral. We have repurchase agreements with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. At June 30, 2008, we had not borrowed against our repurchase lines.

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

During the six months ended June 30, 2008, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value decreases totaling $2.6 million primarily due to lower valuations in underlying companies in our private equity funds. Realized gains (losses) related to the Level 3 assets for the six months ended June 30, 2008 of $15.2 million related primarily to gains from distributions from private equity funds as well as gains on sale and exercises of equity warrant assets.

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

For further information, see “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our 2007 Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments at December 31, 2007. At June 30, 2008, there have been no significant changes to the interest rate risk information contained in our 2007 Form 10-K or to our policies for managing interest rate risk.

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

The following table presents our MVPE and NII sensitivity exposure at June 30, 2008 and December 31, 2007, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points, respectively.

Change in interest rates (basis points)	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
		Amount	Percent		Amount	Percent
	(Dollars in thousands)
June 30, 2008:
+200	$1,195,108	$30,082	2.6%	$387,472	$26,856	7.4%
+100	1,178,693	13,667	1.2	373,984	13,368	3.7
-	1,165,026	—	—	360,616	—	—
-100	1,150,791	(14,235)	(1.2)	341,221	(19,395)	(5.4)
-200	$1,137,312	$(27,714)	(2.4)%	$324,353	$(36,263)	(10.1)%

December 31, 2007:
+200	$1,151,955	$33,654	3.0%	$461,965	$45,942	11.0%
+100	1,138,790	20,489	1.8	439,489	23,466	5.6
-	1,118,301	—	—	416,023	—	—
-100	1,081,469	(36,832)	(3.3)	393,817	(22,206)	(5.3)
-200	$1,045,298	$(73,003)	(6.5)%	$367,161	$(48,862)	(11.7)%

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

Our base case MVPE at June 30, 2008 increased from December 31, 2007 by $46.7 million, primarily due to growth in our loan and investment securities portfolios and lower short-term interest rates. MVPE sensitivity in simulated interest rate movements declined overall due to an increase in mortgage-backed securities, collateralized mortgage obligations, non-taxable municipal securities, and market rate sensitive deposit products. Our simulation model imbeds floors in our interest rate change scenarios which prevent model benchmark rates from resulting in negative rates. Given the low level of interest rates, these floors contributed to the lower sensitivity in the down 200 basis point scenario.

Conversely, our expected 12-month NII at June 30, 2008 decreased from December 31, 2007 by $55.4 million due to the variable rate nature of a significant portion of our loan portfolio, declining interest rates and the increased interest expense due to growth in our interest-bearing deposits. NII sensitivity in simulated interest rate movements experienced decreased sensitivity in rate shocks, with the exception of the down 100 basis point shock, which experienced nominal change. The lower sensitivity is mainly attributed to our expected deposit pricing structure given a movement in interest rates. Changes in our pricing strategies may differ from current model assumptions and may have an impact on our overall sensitivity.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Please refer to the discussion of our legal proceedings in Note 18 (Legal Matters) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report.

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

There are no material changes from the risk factors set forth in our 2007 Form 10-K.

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

Equity warrant asset, private equity and venture capital funds and direct equity investment portfolio gains or losses depend upon the performance of the portfolio investments and the general condition of the public equity markets, which are uncertain and may vary materially by period.

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

        If conditions deteriorate in the domestic or global economy, especially in the technology, life science, private equity (including venture capital) and premium wine industry niches or overall financial capital markets, our business, growth and profitability may be materially adversely affected. A global, U.S. or significant regional economic slowdown or recession could harm us by adversely affecting our clients’ and prospective clients’ access to capital to fund their businesses, their ability to sustain and grow their businesses, the level of funds they have available to maintain deposits, their demand for loans, their ability to repay loans and otherwise.

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

Among the factors that have affected and could in the future affect the amount of capital available to startup and emerging-growth companies are the receptivity of the capital markets, IPOs or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments and general economic conditions in the technology, life science and private equity (including venture capital) industries. Reduced capital markets valuations could reduce the amount of capital available to startup and emerging-growth companies, including companies within our technology and life science industry sectors. Additionally, such reduced valuations may decrease the value of our investment portfolio, in which we hold direct equity investments and warrants in these companies, as well as investments in funds that invest in these companies, which could have an adverse effect on our financial condition and results of operations.

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

Our reputation is very important to sustain our business, as we rely on our relationships with our current, former and potential clients and stockholders, the private equity and venture capital communities and the industries that we serve. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, or our conduct of our business or otherwise could have a material adverse effect on our business.

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

Issuer Purchases of Equity Securities

The following table presents stock repurchases by month during the second quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2008 – April 30, 2008	25,000	$39.86	25,000	$104,133,108
May 1, 2008 – May 31, 2008	—	—	—	104,133,108
June 1, 2008 – June 30, 2008 (2)	1,406,043	33.63	—	$104,133,108

Total	1,431,043	$39.86	25,000

(1)	On July 26, 2007, our Board of Directors approved a stock repurchase program that authorizes us to purchase up to $250.0 million of our common stock on or before July 31, 2008. During the three months ended June 30, 2008, we repurchased 25,000 shares of our common stock totaling $1.0 million under the current stock repurchase program. At June 30, 2008, $104.1 million of our common stock remained authorized for repurchase under our stock repurchase program. On July 24, 2008, our Board of Directors approved a new stock repurchase program, authorizing us to purchase up to $150 million of our common stock. This program expires on December 31, 2009 and replaced all prior share repurchase programs.

(2)	Represents purchase of 1,406,043 shares of our common stock by exercise of call options pursuant to a call-spread arrangement with a certain counterparty. For details refer to Note 9 (Short-Term Borrowings and Long-Term Debt) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Stockholders was held on April 24, 2008. There were 32,392,411 shares of common stock outstanding and entitled to vote at the meeting. A total of 28,802,551 shares of common stock were represented at the meeting in person or by proxy, representing 88.9 percent of the shares outstanding and entitled to vote at the meeting.

At the meeting, stockholders:

(1)	re-elected all 12 of SVB Financial’s incumbent directors to serve for the ensuing year and until their successors are elected; and

(2)	ratified the selection of KPMG LLP as SVB Financial’s independent registered public accounting firm for its fiscal year ending December 31, 2008.

The voting results of the above matters were as follows:

(1)	Election of Directors:

Election of Directors	In Favor	Withheld
Eric A. Benhamou	23,196,799	5,605,752
David M. Clapper	24,045,094	4,757,457
Roger F. Dunbar	24,045,027	4,757,524
Joel P. Friedman	23,903,565	4,898,986
G. Felda Hardymon	23,437,913	5,364,638
Alex W. “Pete” Hart	23,205,492	5,597,059
C. Richard Kramlich	23,900,889	4,901,662
Lata Krishnan	27,966,129	836,422
James R. Porter	23,680,450	5,122,101
Michaela K. Rodeno	24,016,965	4,785,586
Kenneth P. Wilcox	24,022,951	4,779,600
Kyung H. Yoon	24,043,946	4,758,605

(2)	Ratification of Selection of KPMG LLP as SVB Finanicial’s Independent Registered Public Accounting Firm of its Fiscal Year Ending December 31, 2008:

In Favor	Against	Abstain	Broker Non-Vote
27,992,064	780,892	29,595	—

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: August 7, 2008	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement between the Company and SVB Alliant	8-K	000-15637	2.1	October 2, 2001

3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	January 29, 2007

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A12G/A	000-15637	3.4	February 27, 2004

4.1	Indenture for Zero-Coupon Subordinated Notes Due June 15, 2008, dated as of May 20, 2003, between the Company and Wells Fargo Bank Minnesota, National Association, as trustee	S-3	333-107994	4.1	August 14, 2003

4.2	Form of Note (included in Exhibit 4.1)	S-3	333-107994	4.1	August 14, 2003

4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003

4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between the Company and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of the Company	8-K	000-15637	4.13	November 19, 2003

4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 20, 2003	8-K	000-15637	4.15	November 19, 2003

4.8	Guarantee Agreement, dated October 30, 2003, between the Company, as guarantor, and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between the Company and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003

4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003

4.12	Amended and Restated Preferred Stock Rights Agreement dated as of January 29, 2004, between the Company and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between the Company and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004

4.14	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and the Company and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.15	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and the Company	8-K	000-15637	4.1	April 7, 2008

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.16	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between the Company and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.2	April 7, 2008

4.17	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between the Company and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008

4.18	Letter Agreement re Warrants, dated as of April 1, 2008, by and between the Company and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.4	April 7, 2008

4.19	Letter Agreement re Warrants, dated as of April 1, 2008, by and between the Company and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008

4.20	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008 by and between the Company and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.20	April 30, 2008

10.4	Amended and Restated Retention Program Plan (RP Years 1999 – 2007)+					X

10.14	Change in Control Severance Plan+					X

10.26	Retention Program Plan (RP Years Beginning 2008)+					X

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

*	Furnished herewith
+	Denotes management contract or any compensatory plan, contract or arrangement