Form 10-Q
period 2008-09-30
SVB FINANCIAL GROUP
filed 2008-11-10
CIK 719739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2008, 32,790,469 shares of the registrant’s common stock ($0.001 par value) were outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except par value and share data)	September 30, 2008	December 31, 2007
Assets
Cash and due from banks	$373,510	$325,399
Securities purchased under agreements to resell and other short-term investment securities	379,088	358,664
Investment securities	1,779,978	1,602,574
Loans, net of unearned income	5,285,101	4,151,730
Allowance for loan losses	(60,290)	(47,293)

Net loans	5,224,811	4,104,437
Premises and equipment, net of accumulated depreciation and amortization	32,344	38,628
Goodwill	4,092	4,092
Accrued interest receivable and other assets	277,122	258,662

Total assets	$8,070,945	$6,692,456

Liabilities, Minority Interest and Stockholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$3,231,281	$3,226,859
Negotiable order of withdrawal (NOW)	57,231	35,909
Money market	1,334,393	941,242
Time	387,236	335,110
Sweep	422,468	72,083

Total deposits	5,432,609	4,611,203
Short-term borrowings	425,000	90,000
Other liabilities	175,740	199,243
Long-term debt	981,946	875,254

Total liabilities	7,015,295	5,775,700

Commitments and contingencies (Note 14)

Minority interest in capital of consolidated affiliates	324,998	240,102
Stockholders’ equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 32,735,732 and 32,670,557 shares outstanding, respectively	33	33
Additional paid-in capital	23,816	—
Retained earnings	725,737	682,911
Accumulated other comprehensive loss	(18,934)	(6,290)

Total stockholders’ equity	730,652	676,654

Total liabilities, minority interest and stockholders’ equity	$8,070,945	$6,692,456

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
Interest income:
Loans	$94,256	$93,243	$268,530	$267,526
Investment securities:
Taxable	15,321	14,915	43,677	46,990
Non-taxable	1,106	528	3,121	1,692
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	2,712	4,485	10,513	12,660

Total interest income	113,395	113,171	325,841	328,868

Interest expense:
Deposits	6,267	3,572	16,908	8,328
Borrowings	11,999	13,891	33,859	36,892

Total interest expense	18,266	17,463	50,767	45,220

Net interest income	95,129	95,708	275,074	283,648
Provision for loan losses	13,682	3,155	29,756	10,865

Net interest income after provision for loan losses	81,447	92,553	245,318	272,783

Noninterest income:
Client investment fees	13,636	13,127	41,006	37,813
Foreign exchange fees	8,641	6,714	24,446	17,778
Deposit service charges	6,129	3,933	18,076	10,711
Gains on derivative instruments, net	6,472	8,790	13,479	15,514
Letter of credit and standby letter of credit income	3,050	2,671	9,138	8,363
Corporate finance fees	—	5,166	3,640	11,568
(Losses) gains on investment securities, net	(876)	14,719	(4,949)	40,611
Other	4,695	9,914	22,413	25,837

Total noninterest income	41,747	65,034	127,249	168,195

Noninterest expense:
Compensation and benefits	49,598	56,460	153,438	161,777
Professional services	9,623	7,847	27,556	23,673
Premises and equipment	5,781	4,567	16,424	14,820
Net occupancy	4,135	5,149	12,825	16,238
Business development and travel	3,389	2,429	10,575	8,747
Correspondent bank fees	1,689	1,511	5,011	4,371
Telephone	1,373	1,178	3,870	4,034
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	—	3,858	—
Data processing services	1,082	1,054	3,275	2,940
Reduction of the provision for unfunded credit commitments	(990)	(973)	(355)	(2,778)
Impairment of goodwill	—	—	—	17,204
Other	4,751	3,737	14,580	11,966

Total noninterest expense	80,431	82,959	251,057	262,992

Income before minority interest in net loss (income) of consolidated affiliates and income tax expense	42,763	74,628	121,510	177,986
Minority interest in net loss (income) of consolidated affiliates	1,693	(10,458)	7,445	(26,639)

Income before income tax expense	44,456	64,170	128,955	151,347
Income tax expense	17,448	26,054	52,749	61,975

Net income	$27,008	$38,116	$76,206	$89,372

Earnings per common share—basic	$0.83	$1.12	$2.36	$2.61
Earnings per common share—diluted	$0.80	$1.03	$2.22	$2.41

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net income	$27,008	$38,116	$76,206	$89,372
Other comprehensive (loss) income, net of tax:
Foreign currency translation (losses) gains, net of tax	(333)	128	(749)	217
Change in unrealized (losses) gains on available-for-sale investment securities:
Unrealized holding (losses) gains, net of tax	(5,693)	10,417	(13,409)	3,065
Reclassification adjustment for realized losses (gains) included in net income, net of tax	726	31	1,514	(110)

Other comprehensive (loss) income, net of tax	(5,300)	10,576	(12,644)	3,172

Comprehensive income	$21,708	$48,692	$63,562	$92,544

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net income	$76,206	$89,372
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	17,204
Provision for loan losses	29,756	10,865
Reduction of the provision for unfunded credit commitments	(355)	(2,778)
Changes in fair values of derivatives, net	(6,888)	(10,477)
Losses (gains) on investment securities, net	4,949	(40,611)
Depreciation and amortization	18,603	14,332
Minority interest in net (loss) income of consolidated affiliates	(7,445)	26,639
Tax benefit of original issue discount	3,899	2,522
Tax benefits of share-based compensation and other	1,419	1,420
Amortization of share-based compensation	10,870	12,206
Amortization of deferred warrant-related loan fees	(6,105)	(5,474)
Deferred income tax benefit (expense)	16,357	(9,337)
Loss on valuation adjustments and sale of other real estate owned	236	1,368
Changes in other assets and liabilities:
Accrued interest, net	1,815	7,553
Accounts receivable	851	(3,469)
Income tax receivable, net	(5,919)	1,959
Accrued compensation	(19,821)	3,201
Foreign exchange spot contracts, net	4,689	8,232
Other, net	(9,790)	5,696

Net cash provided by operating activities	113,327	130,423

Cash flows from investing activities:
Purchases of available-for-sale securities	(302,346)	(40,269)
Proceeds from sales of available-for-sale securities	4,432	7,127
Proceeds from maturities and pay downs of available-for-sale securities	194,158	242,673
Purchases of nonmarketable securities (cost and equity method accounting)	(43,674)	(21,015)
Proceeds from sales of nonmarketable securities (cost and equity method accounting)	7,422	12,614
Proceeds from nonmarketable securities (cost and equity method accounting)	1,498	10,278
Purchases of nonmarketable securities (investment fair value accounting)	(85,997)	(56,656)
Proceeds from sales of nonmarketable securities (investment fair value accounting)	22,083	19,356
Net (increase) in loans	(1,156,978)	(348,756)
Proceeds from recoveries of charged-off loans	5,547	5,366
Proceeds from sale of other real estate owned	287	4,309
Purchases of premises and equipment	(5,959)	(10,484)

Net cash used for investing activities	(1,359,527)	(175,457)

Cash flows from financing activities:
Net increase (decrease) in deposits	821,406	(87,917)
Principal payments of other long-term debt	(901)	—
Payments for early conversion of zero-coupon convertible subordinated notes	(7,832)	—
Payments for settlement of zero-coupon convertible subordinated notes upon maturity	(141,900)	—
Proceeds from exercise of call options pursuant to convertible note hedge agreement related to zero coupon convertible subordinated notes	3,857	—
Proceeds from issuance of 3.875% convertible senior notes, net of issuance costs	243,236	—
Proceeds from issuance of senior and subordinated notes, net of issuance costs	—	495,030
Proceeds from issuance of warrants related to 3.875% convertible senior notes	21,200	—
Cost of hedge agreement related to 3.875% convertible senior notes	(41,750)	—
Increase (decrease) in short-term borrowings	335,000	(313,537)
Capital contributions from minority interest participants, net of distributions	92,341	43,477
Stock compensation related tax benefits	5,882	6,280
Proceeds from issuance of common stock and ESPP	29,813	25,567
Repurchases of common stock	(45,617)	(97,332)

Net cash provided by financing activities	1,314,735	71,568

Net increase in cash and cash equivalents	68,535	26,534
Cash and cash equivalents at beginning of year	684,063	632,585

Cash and cash equivalents at end of period	$752,598	$659,119

See accompanying notes to interim consolidated financial statements (unaudited).

SVB FINANCIAL GROUP AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

SVB Financial Group (“SVB Financial” or the “Parent”) is a diversified financial services company, as well as a bank holding company and financial holding company. SVB Financial was incorporated in the state of Delaware in March 1999. Through our various subsidiaries and divisions, we offer a variety of banking and financial products and services to support our clients throughout their life cycles. In this Quarterly Report on Form 10-Q, when we refer to “SVB Financial Group,” the “Company,” “we,” “our,” “us” or use similar words, we mean SVB Financial Group and all of its subsidiaries collectively, including Silicon Valley Bank (the “Bank”), unless the context requires otherwise. When we refer to “SVB Financial” or the “Parent” we are referring only to the parent company, SVB Financial Group, unless the context requires otherwise.

The accompanying interim consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of management, necessary to fairly present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for any future periods. These interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 Form 10-K”).

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

In July 2007, we reached a decision to cease operations at SVB Alliant, our investment banking subsidiary, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. After completion of the remaining client transactions, operations at SVB Alliant were ceased as of March 31, 2008. Accordingly, SVB Alliant was no longer reported as an operating segment as of the second quarter of 2008. We have not presented the results of operations of SVB Alliant in discontinued operations for the three and nine months ended September 30, 2008 or for any comparative period presented based on our assessment of the materiality of SVB Alliant’s results to our consolidated results of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentations.

2. Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS No. 157 does not expand or require any new fair value measures. In February 2008, the Financial Accounting Standards Board (“FASB”) decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until 2009. Accordingly, our adoption of this standard in 2008 was limited to financial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on our financial condition or results of operations. We are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it may have on our financial statements upon full adoption on January 1, 2009. Nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in impairment testing and those initially measured at fair value in a business combination. Additionally, in early October 2008, the FASB issued a clarification related to the application of SFAS No. 157 for determining the fair value of a financial asset when a market for that asset is not active. We have applied the guidance from the FASB clarification as it is effective upon issuance and requires retrospective application. There was no material effect on our financial assets as a result of this application.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The adoption of SFAS No. 159 did not have an effect on our financial condition or results of operations as we did not elect this fair value option for any financial instruments.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires companies with derivative instruments to provide enhanced disclosure information that should enable financial statement users to better understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The standard expands the disclosure requirements for derivatives and hedged items and has no impact on how we account for these instruments.

In May 2008, the FASB issued FASB Staff Position (“FSP”) Accounting Principles Board (“APB”) Opinion No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB No. 14”). The FSP requires the proceeds from the issuance of such convertible debt instruments to be allocated between a liability and an equity component in a manner that reflects the entity’s non-convertible debt borrowing rate when interest expense is recognized in subsequent periods. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB No. 14-1 is effective in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented. Our 2009 adoption will require historical financial statements for fiscal year 2003 through fiscal year 2008 to be adjusted to conform to the FSP’s new accounting treatment for both our Zero-Coupon Convertible Subordinated Notes due June 15, 2008 and 3.875% Convertible Senior Notes due April 15, 2011 (also refer to Note 9). We are evaluating the impact of this new accounting treatment, which will primarily result in an increase to non-cash interest expense reported in our historical financial statements.

3. Earnings Per Share (“EPS”)

The following is a reconciliation of basic EPS to diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
(Dollars and shares in thousands, except per share amounts)	2008	2007	2008	2007
Numerator:
Net income	$27,008	$38,116	$76,206	$89,372

Denominator:
Weighted average common shares outstanding-basic	32,534	34,029	32,295	34,255
Weighted average effect of dilutive securities:
Stock options	994	1,233	998	1,310
Restricted stock awards and units	107	63	94	83
2003 Convertible Notes	—	1,540	868	1,484
Warrants associated with 2003 Convertible Notes	—	4	—	—
2008 Convertible Notes	143	—	—	—
Warrants associated with 2008 Convertible Notes	—	—	—	—

Denominator for diluted calculation	33,778	36,869	34,255	37,132

Net income per share:
Basic	$0.83	$1.12	$2.36	$2.61

Diluted	$0.80	$1.03	$2.22	$2.41

Stock options with exercise prices greater than the average market price of our common stock were excluded from the diluted EPS calculation as their inclusion would have been anti-dilutive. Any dilutive effect of our $150 million zero-coupon convertible subordinated notes (“2003 Convertible Notes”) and $250 million of 3.875% convertible senior notes (“2008 Convertible Notes”) are included in the calculation of diluted EPS using the treasury stock method, in accordance with the provisions of Emerging Issues Task Force (“EITF”) 04-8, The Effect of Contingently Convertible Instruments on Diluted EPS, EITF No. 90-19, Convertible Bonds With Issuer Option to Settle in Cash Upon Conversion and SFAS No. 128, Earnings Per Share. For the three months ended September 30, 2008, there was no effect of the weighted average 2003 Convertible Notes on our diluted EPS calculation due to their maturity on June 15, 2008. However, we included the weighted average dilutive effect of the 2003 Convertible Notes in our diluted EPS calculation for the nine months ended September 30, 2008. The issuance of the 2008 Convertible Notes in April 2008 impacted our weighted average diluted common shares total for the three months ended September 30, 2008 as the applicable conversion price was lower than the average daily closing price for the three month period. For the nine months ended September 30, 2008, the 2008 Convertible Notes did not impact our weighted average diluted common shares total as the applicable conversion price was higher than the average daily closing price for the nine month period.

The following table summarizes the common shares excluded from the diluted EPS calculation as they were deemed to be anti-dilutive for the three and nine months ended September 30, 2008, and 2007:

	Three months ended September 30,		Nine months ended September 30,
(Shares in thousands)	2008	2007	2008	2007
Stock options	827	641	822	715
Restricted stock awards and units	2	—	1	1
Warrants associated with 2003 Convertible Notes	—	—	89	81
2008 Convertible Notes	—	—	205	—
Warrants associated with 2008 Convertible Notes	838	—	903	—

Total	1,667	641	2,020	797

4. Share-Based Compensation

For the three months ended September 30, 2008 and 2007, we recorded share-based compensation expense of $3.5 million and $3.8 million, respectively, resulting in the recognition of $1.0 million and $0.8 million, respectively, in related tax benefits. For the nine months ended September 30, 2008 and 2007, we recorded share-based compensation expense of $10.9 million and $12.0 million, respectively, resulting in the recognition of $2.7 million and $2.4 million, respectively, in related tax benefits.

Unrecognized Compensation Expense

At September 30, 2008, unrecognized share-based compensation expense was as follows:

(Dollars in thousands)	Unrecognized Expense	Average Expected Recognition Period - in Years
Stock options	$7,688	1.53
Restricted stock awards and units	14,701	1.63

Total unrecognized share-based compensation expense	$22,389

Share-Based Payment Award Activity

The table below provides stock option information related to the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the nine months ended September 30, 2008:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years	Aggregate Intrinsic Value of In-The- Money Options
Outstanding at December 31, 2007	3,769,229	$33.74
Granted	417,912	48.74
Exercised	(935,099)	29.18
Forfeited	(16,169)	47.59
Expired	(14,920)	30.07

Outstanding at September 30, 2008	3,220,953	36.96	3.82	$67,514,674

Vested and expected to vest at September 30, 2008	3,086,011	36.43	3.71	66,319,184

Exercisable at September 30, 2008	2,324,225	32.51	3.08	59,058,857

The aggregate intrinsic value of outstanding options shown in the table above represents the pretax intrinsic value based on our closing stock price of $57.92 at September 30, 2008. The total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $13.4 million and $22.0 million, respectively, and the total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $4.3 million and $20.8 million, respectively.

The table below provides information for restricted stock awards and restricted stock units under the 1997 Equity Incentive Plan and the 2006 Equity Incentive Plan for the nine months ended September 30, 2008:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2007	376,181	$44.58
Granted	194,042	48.71
Vested	(71,628)	44.03
Forfeited	(9,743)	48.11

Nonvested at September 30, 2008	488,852	46.23

5. Securities Purchased under Agreements to Resell and Other Short-Term Investment Securities

The following table details the securities purchased under agreements to resell and other short-term investment securities at September 30, 2008 and December 31, 2007, respectively:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Securities purchased under agreements to resell	$86,982	$62,181
Interest-earning deposits	88,092	81,553
Other short-term investment securities	204,014	214,930

Total securities purchased under agreements to resell and other short-term investment securities	$379,088	$358,664

6. Investment Securities

The composition of our investment securities at September 30, 2008 and December 31, 2007 is presented below:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Marketable securities:
Available-for-sale securities, at fair value	$1,338,778	$1,259,106
Marketable securities (investment company fair value accounting) (1)	2,279	3,591
Non-marketable securities (investment company fair value accounting):
Private equity fund investments (2)	232,016	194,862
Other private equity investments (3)	79,687	44,872
Other investments (4)	2,237	12,080
Non-marketable securities (equity method accounting):
Other investments (5)	25,732	21,299
Low income housing tax credit funds	26,414	24,491
Non-marketable securities (cost method accounting):
Private equity fund investments (6)	59,074	35,006
Other private equity investments	13,761	7,267

Total investment securities	$1,779,978	$1,602,574

(1)	Marketable securities (investment company fair value accounting) represent investments managed by us or our consolidated subsidiaries that were originally made within our non-marketable securities portfolio that have been converted into publicly-traded shares. The following table shows the distributions of these investments by the following funds and our ownership of each fund at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Partners for Growth, LP	$1,387	50.0%	$2,556	50.0%
SVB India Capital Partners I, LP	844	13.9	1,035	13.9
SVB Strategic Investors Fund, LP	48	12.6	—	12.6

Total marketable securities	$2,279		$3,591

(2)	The following table shows the distributions of these investments by the following consolidated fund of funds and our ownership of each fund at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
SVB Strategic Investors Fund, LP	$67,737	12.6%	$68,744	12.6%
SVB Strategic Investors Fund II, LP	92,317	8.6	81,382	8.6
SVB Strategic Investors Fund III, LP	71,522	5.9	44,736	5.9
SVB Strategic Investors Fund IV, LP	440	5.0	—	—

Total private equity fund investments	$232,016		$194,862

(3)	The following table shows the distributions of these investments by the following consolidated co-investment funds and our ownership of each fund at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Silicon Valley BancVentures, LP	$25,372	10.7%	$28,068	10.7%
SVB Capital Partners II, LP (i)	37,718	5.1	14,458	5.1
SVB India Capital Partners I, LP	16,597	13.9	2,346	13.9

Total other private equity investments	$79,687		$44,872

(i)	At September 30, 2008, we had a direct ownership interest of 1.3% and an indirect ownership interest of 3.8% in the fund through our ownership interest of SVB Strategic Investors Fund II, LP.

(4)	Other investments within non-marketable securities (investment company fair value accounting) include investments made by Partners for Growth, LP, a consolidated sponsored debt fund. At September 30, 2008, we had a majority ownership interest of approximately 50.0% in the fund. Partners for Growth, LP is managed by a third party, and we do not have an ownership interest in the general partner of this fund.
(5)	The following table shows the distributions of these investments by the following sponsored debt funds and our ownership of each fund at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Ownership %	Amount	Ownership %
Gold Hill Venture Lending 03, LP (i)	$16,635	9.3%	$15,915	9.3%
Partners for Growth II, LP	9,054	24.2	5,384	24.2
Other fund investment (ii)	43	—	—	—

Total other investments	$25,732		$21,299

(i)	At September 30, 2008, we had a direct ownership interest of 4.8% in the fund. In addition, we had a 90.7% direct ownership interest in the fund’s general partner, Gold Hill Venture Lending Partners 03, LLC (“GHLLC”). GHLLC has a direct ownership interest of 5.0% in Gold Hill Venture Lending 03, LP and its parallel funds. Our indirect interest in the fund through our investment in GHLLC is 4.5%. Our direct and indirect ownership in the fund is 9.3%.
(ii)	At September 30, 2008, our ownership interest is less than 5% of the voting stock of the fund.

(6)	Represents investments in 356 and 325 private equity funds at September 30, 2008 and December 31, 2007, respectively, where our ownership interest is less than 5% of the voting stock of each such fund.

The following table summarizes our unrealized losses on our available-for-sale investment securities portfolio into categories of less than 12 months, or 12 months or longer, at September 30, 2008:

	September 30, 2008
	Less than 12 months		12 months or longer		Total
(Dollars in thousands)	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses	Fair Value of Investments	Unrealized Losses
U.S. agencies and corporations:
Collateralized mortgage obligations (1)	$227,082	$(5,613)	$135,370	$(11,979)	$362,452	$(17,592)
Mortgage-backed securities (1)	359,018	(5,837)	63,858	(2,712)	422,876	(8,549)
Discount notes and bonds	9,997	(5)	—	—	9,997	(5)
Commercial mortgage-backed securities (1)	9,614	(281)	43,252	(2,712)	52,866	(2,993)
Municipal bonds and notes	84,289	(6,815)	—	—	84,289	(6,815)
Marketable equity securities	250	(5)	—	—	250	(5)

Total temporarily impaired securities	$690,250	$(18,556)	$242,480	$(17,403)	$932,730	$(35,959)

(1)

As of September 30, 2008, we identified a total of 279 investments that were in unrealized loss positions, of which 44 investments totaling $242.5 million with unrealized losses of $17.4 million had fair values less than their adjusted cost for a period of time greater than 12 months. Securities classified as collateralized mortgage obligations totaling $135.4 million with unrealized losses of $12.0 million were originally purchased between May 2002 and July 2005. Securities classified as mortgage-backed securities totaling $63.9 million with unrealized losses of $2.7 million were originally purchased between June

2003 and March 2005. Securities classified as commercial mortgage-backed securities totaling $43.3 million with unrealized losses of $2.7 million were originally purchased between April 2005 and July 2005. All investments with unrealized losses for a period of time greater than 12 months are either rated AAA by Moody’s or S&P or are issued by a government sponsored enterprise. The unrealized losses are primarily due to increases in market spreads to benchmark interest rates relative to rates and spreads at the time of purchase. Based on the underlying credit quality of the investments, we expect these impairments to be temporary, and as such, we expect to recover impairments prior to maturity and we have the intent and ability to hold these investments until recovery or final maturity. Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

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

The following table presents the components of gains and losses on investment securities for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Gross gains on investment securities:
Available-for-sale securities, at fair value	$1	$100	$206	$496
Marketable securities (investment company fair value accounting)	18	4	630	96
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	1,723	15,766	18,538	35,859
Other private equity investments	4,694	407	10,134	1,838
Other investments	41	5,786	196	18,770
Non-marketable securities (equity method accounting):
Other investments	148	1,245	1,679	1,530
Non-marketable securities (cost method accounting):
Private equity fund investments	318	247	728	1,044
Other private equity investments	4	1	85	233

Total gross gains on investment securities	6,947	23,556	32,196	59,866

Gross losses on investment securities:
Available-for-sale securities, at fair value	(1,234)	(152)	(2,775)	(306)
Marketable securities (investment company fair value accounting)	(1,348)	—	(3,274)	—
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	(3,585)	(3,013)	(19,334)	(10,569)
Other private equity investments	(393)	(1,591)	(2,926)	(3,426)
Other investments	(132)	(3,835)	(5,646)	(4,176)
Non-marketable securities (equity method accounting):
Other investments	(1)	—	(1,094)	(214)
Non-marketable securities (cost method accounting):
Private equity fund investments	(1,130)	(246)	(1,838)	(564)
Other private equity investments	—	—	(258)	—

Total gross losses on investment securities	(7,823)	(8,837)	(37,145)	(19,255)

(Losses) gains on investment securities, net	$(876)	$14,719	$(4,949)	$40,611

Amounts attributable to minority interests, including carried interest	$1,220	$11,885	$(227)	$31,502

7. Loans and Allowance for Loan Losses

The composition of loans, net of unearned income of $38.2 million and $26.4 million at September 30, 2008 and December 31, 2007, respectively, is presented in the following table:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Commercial loans	$4,313,592	$3,321,911
Premium wine (1)	402,811	375,169
Community development loans (2)	51,668	52,094
Consumer and other (3)	517,030	402,556

Total loans, net of unearned income	$5,285,101	$4,151,730

(1)	Premium wine consists of loans for vineyard development as well as financial solutions to meet the needs of our clients’ premium wineries and vineyards. At September 30, 2008 and December 31, 2007, $267.8 million and $251.1 million, respectively, of such loans were secured by real estate.
(2)	Community development loans consist of low income housing loans made to fulfill our responsibilities under the Community Reinvestment Act and are primarily secured by real estate.
(3)	Consumer and other loans consist of loans to targeted high-net-worth individuals. These products and services include home equity lines of credit, secured lines of credit, restricted stock purchase loans and capital call lines of credit. This category also includes loans made to eligible employees through our Employee Home Ownership Plan. At September 30, 2008 and December 31, 2007, $219.0 million and $181.8 million, respectively, of such consumer and other loans were secured by real estate. Loans secured by real estate at September 30, 2008 were comprised of $87.0 million of home equity lines of credit, which may have been used to finance real estate investments, $58.5 million of loans used to purchase, renovate or refinance personal residences, and $73.5 million of loans made to eligible employees through our Employee Home Ownership Plan. Loans secured by real estate at December 31, 2007 were comprised of $84.8 million of home equity lines of credit, which may have been used to finance real estate investments, $48.1 million of loans used to purchase, renovate or refinance personal residences, and $48.9 million of loans made to eligible employees through our Employee Home Ownership Plan.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance for loan losses, beginning balance	$52,888	$43,352	$47,293	$42,747
Provision for loan losses	13,682	3,155	29,756	10,865
Loan charge-offs	(7,000)	(4,138)	(22,306)	(14,754)
Loan recoveries	720	1,856	5,547	5,367

Allowance for loan losses, ending balance	$60,290	$44,225	$60,290	$44,225

The aggregate investment in loans for which impairment has been determined in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, totaled $9.1 million and $7.6 million at September 30, 2008 and December 31, 2007, respectively. The allocation of the allowance for loan losses related to impaired loans was $5.9 million and $1.4 million at September 30, 2008 and December 31, 2007, respectively. Average impaired loans for the three months ended September 30, 2008 and 2007 was $10.5 million and $12.3 million, respectively, and average impaired loans for the nine months ended September 30, 2008 and 2007 was $9.9 million and $11.1 million, respectively. If these loans had not been impaired, $0.1 million in interest income would have been recorded for both the three months ended September 30, 2008 and 2007, respectively, and $0.3 million and $0.7 million in interest income would have been recorded for the nine months ended September 30, 2008 and 2007, respectively.

8. Goodwill

Goodwill at both September 30, 2008 and December 31, 2007 was $4.1 million, which resulted from our acquisition in 2006 of a majority ownership interest in eProsper, an equity ownership data management services company. During the third quarter of 2008, we conducted our annual impairment analysis of eProsper in accordance with SFAS No. 142, based on forecasted discounted net cash flow analysis. The valuation analysis of eProsper indicated no impairment existed.

During the second quarter of 2007, we conducted our annual assessment of goodwill of SVB Alliant in accordance with SFAS No. 142. We concluded at that time that we had an impairment of goodwill based on forecasted discounted net cash flows for that reporting unit. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance and the entire amount of the remaining $17.2 million of goodwill was expensed as a noncash charge to continuing operations during the second quarter of 2007. All operations at SVB Alliant were ceased as of March 31, 2008.

9. Short-Term Borrowings and Long-Term Debt

The following table represents outstanding short-term borrowings and long-term debt at September 30, 2008 and December 31, 2007:

(Dollars in thousands)	Maturity	September 30, 2008	December 31, 2007
Short-term borrowings:
Federal funds purchased	Less than One Month (1)	$125,000	$—
FHLB advances	Less than One Month (1)	300,000	90,000

Total short-term borrowings		$425,000	$90,000

Long-term debt:
FHLB advances	(2)	$150,000	$150,000
5.70% senior notes	June 1, 2012	262,063	259,706
6.05% subordinated notes	June 1, 2017	265,468	261,099
Zero-coupon convertible subordinated notes	June 15, 2008	—	149,269
3.875% convertible senior notes	April 15, 2011	250,000	—
7.0% junior subordinated debentures	October 15, 2033	52,647	52,511
8.0% long-term notes payable	(3)	1,768	2,669

Total long-term debt		$981,946	$875,254

(1)	Represents remaining maturity as of the date reported.
(2)	Represents Federal Home Loan Bank (“FHLB”) advances of $50 million maturing in November 2008, $50 million maturing in May 2009 and $50 million maturing in November 2009.

(3)	Long-term notes payable was assumed in relation to the acquisition of a 65% interest in eProsper in 2006 and was repayable beginning January 1, 2008 with the last repayment due in November 2009.

Interest expense related to short-term borrowings and long-term debt was $12.0 million and $13.9 million for the three months ended September 30, 2008 and 2007, respectively, and $33.9 million and $36.9 million for the nine months ended September 30, 2008 and 2007, respectively. Interest expense shown is net of the cash flow impact from our interest rate swap agreements related to our senior and subordinated notes and junior subordinated debentures. The weighted average interest rates associated with our short-term borrowings and long-term debt outstanding were 3.14 percent and 5.23 percent for the three months ended September 30, 2008 and 2007, respectively, and 3.43 percent and 4.99 percent for the nine months ended September 30, 2008 and 2007, respectively.

Zero-Coupon Convertible Subordinated Notes (“2003 Convertible Notes”)

Our 2003 Convertible Notes, previously issued with an original aggregate total principal amount of $150 million, matured on June 15, 2008. As of the maturity date, convertible notes for the aggregate total principal amount of $141.9 million were outstanding and had not yet been converted. Based on the conversion terms of these notes, on June 23, 2008, we made an aggregate conversion settlement payment in cash and in shares of our common stock. The total value of both cash and shares as calculated based on the terms of the notes and as of the payment date was $212.8 million. Of the $212.8 million, we paid $141.9 million in cash, representing the portion of the conversion payment as the total principal amount of the notes converted. We also issued 1,406,034 shares of our common stock, valued at $70.9 million as calculated based on the terms of the notes, representing the portion of the conversion premium value that exceeded the total principal amount of the notes. In connection with this conversion settlement payment, we exercised call options pursuant to a call-spread arrangement with a certain counterparty, under which the counterparty delivered to us 1,406,043 shares of our common stock, valued at $70.9 million. Accordingly, there was no net impact on our total stockholders’ equity with respect to settling the conversion premium value.

In May 2008, prior to the maturity date of our 2003 Convertible Notes, we received a conversion notice to convert notes in the total principal amount of $7.8 million. Consistent with prior early conversions, we elected to settle the conversion fully in cash and paid a total of $11.6 million in cash, which included $3.9 million representing the conversion premium value of the converted notes. Accordingly, we recorded a non-tax deductible loss of $3.9 million as noninterest expense. In connection with this early conversion settlement payment, we exercised call options pursuant to our call-spread arrangement and received a corresponding cash payment of $3.9 million from the counterparty to the call-spread arrangement. As such, we recorded an increase in stockholders’ equity of $3.9 million, representing such payment received, which was reflected as additional paid-in capital. Consequently, the $3.9 million in noninterest expense we recorded due to this early conversion settlement had no net impact on our total stockholders’ equity.

3.875% Convertible Senior Notes (“2008 Convertible Notes”)

In April 2008, we issued our 2008 Convertible Notes, due April 15, 2011 in the aggregate principal amount of $250 million to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. The issuance costs related to the 2008 Convertible Notes were $6.8 million, and the net proceeds from the offering were $243.2 million. We used $141.9 million of the net proceeds to settle the conversion of our zero-coupon convertible subordinated notes, which matured in June 2008. All remaining proceeds were used for general corporate purposes. The 2008 Convertible Notes are initially convertible, subject to certain conditions, into cash up to the principal amount of notes and, with respect to any excess conversion value, into shares of our common stock or cash or any combination thereof, at our option. Holders may convert their 2008 Convertible Notes beginning any fiscal quarter commencing after June 30, 2008, if: (i) the price of our common stock issuable upon conversion of the note reaches a specific threshold, (ii) specified corporate transactions occur, or (iii) the trading price for the note falls below certain thresholds. The notes have an initial conversion rate of 18.8525 shares of common stock per $1,000 principal amount of notes, which represents an initial effective conversion price of $53.04 per share. Upon maturity, we intend to settle the outstanding principal amount in cash, and we have the option to settle any amount exceeding the principal value of the 2008 Convertible Notes in either cash or shares of our common stock.

Concurrent with the issuance of our 2008 Convertible Notes, we entered into a convertible note hedge and warrant agreement (See Note 10-Derivative Financial Instruments), which effectively increased the economic conversion price of our 2008 Convertible Notes to $64.43 per share of common stock. The terms of the hedge and warrant agreement are not part of the terms of the notes and will not affect the rights of the holders of the notes.

Available Lines of Credit

At September 30, 2008, we had available $1.40 billion in uncommitted federal funds lines of credit, of which $1.28 billion were unused. We have repurchase agreements with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. At September 30, 2008, we had not borrowed against our repurchase lines. We also pledge securities to the Federal Home Loan Bank of San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at September 30, 2008 totaled $664.7 million, of which $214.7 million was unused. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices totaled $80.0 million at September 30, 2008. We have not borrowed against this pledged collateral.

10. Derivative Financial Instruments

Our derivative contracts are carried at fair value with changes in fair value recorded as gains on derivatives, net, as part of our noninterest income, a component of consolidated net income. The total notional or contractual amount, credit risk amount and estimated net fair value for derivatives at September 30, 2008 and December 31, 2007, respectively, were as follows:

	September 30, 2008			December 31, 2007
(Dollars in thousands)	Notional or contractual amount	Credit risk amount (1)	Estimated net fair value	Notional or contractual amount	Credit risk amount (1)	Estimated net fair value
Fair Value Hedges
Interest rate swap - senior notes	$250,000	$12,240	$12,240	$250,000	$9,878	$9,878
Interest rate swap - subordinated notes	250,000	15,959	15,959	250,000	11,621	11,621
Interest rate swap - junior subordinated debt	50,000	—	(847)	50,000	—	(1,304)
Derivatives - Other
Foreign exchange forwards	$576,345	$14,816	$4,294	$580,861	$12,290	$1,586
Foreign currency options	9,404	276	—	63,906	492	—
Equity warrant assets	119,980	39,054	39,054	101,035	31,317	31,317
Covered call options (2)	476	—	(1)	—	—	—

(1)	Credit risk amounts reflect the replacement cost for those contracts in a gain position in the event of nonperformance by all such counterparties. The credit ratings of our institutional counterparties as of September 30, 2008 remain at “A” or higher and there have been no material change in their credit ratings during the third quarter of 2008.
(2)	Represents covered call options held by one of our sponsored debt funds.

Fair Value Hedges

The interest rate swap agreement for our 5.70% senior notes provided a cash benefit of $1.5 million and $3.1 million for the three and nine months ended September 30, 2008, respectively, compared to a cash outlay of $0.3 million and $0.4 million, respectively, for the comparable 2007 periods. The interest rate swap agreement for our 6.05% subordinated notes provided a cash benefit of $1.6 million and $3.3 million for the three and nine months ended September 30, 2008, respectively, compared to a cash outlay of $0.2 million and $0.3 million, respectively, for the comparable 2007 periods. The cash benefit was recognized in the consolidated statements of income as a reduction in interest expense, while the cash outlay was recognized as an increase in interest expense. The 5.70% senior notes and the 6.05% subordinated notes were issued by the Bank in May 2007.

The interest rate swap agreement for our 7.0% junior subordinated debentures provided a cash benefit of $0.4 million and $0.9 million for the three and nine months ended September 30, 2008, respectively, compared to $39 thousand and $0.1 million for the comparable 2007 periods. The cash benefit was recognized in the consolidated statements of income as a reduction in interest expense. For the three and nine months ended September 30, 2008, we recorded a net loss resulting from a non-cash decrease in fair value of the hedge agreement of $10 thousand and a net gain resulting from a non-cash increase in the fair value of the hedge agreement of $0.4 million, respectively, which was reflected in gains on derivative instruments, net. For the three and nine months ended September 30, 2007, we recorded net losses resulting from non-cash decreases in the fair value of the hedge agreement of $0.3 million and $0.1 million, respectively, which was reflected in gains on derivative instruments, net. The 7.0% junior subordinated debentures were issued in October 2003.

Derivatives - Other

We obtain equity warrant assets to purchase an equity position in a client company’s stock primarily in consideration for providing credit facilities and, to a lesser extent, for providing other services. The change in fair value of equity warrant assets is recorded as gains on derivative instruments, net, in noninterest income, a component of consolidated net income. Total net gains on equity warrant assets from gains on exercise and changes in fair value were $1.4 million and $9.2 million for the three months ended September 30, 2008 and 2007, respectively, and $8.9 million and $15.2 million for the nine months ended September 30, 2008 and 2007, respectively.

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

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we have the right to purchase up to 4,713,125 shares of our common stock from the counterparty at a price of $53.04 per common share. The convertible note hedge agreement will expire on April 15, 2011. We have the option to settle any amounts due under the convertible hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19. The call option under the convertible note hedge is exercisable in the event of a note conversion. For the three months ended September 30, 2008, there were no note conversions and, consequently, no exercises under the call option.

At issuance, under the warrant agreement, the counterparty can purchase up to 4,713,125 shares of our common stock at $64.43 per share, upon the occurrence of certain conversion events. The warrant agreement will expire ratably on a series of expiration dates commencing on July 15, 2011. The warrant is exercisable in the event of a note conversion. For the three months ended September 30, 2008, there were no note conversions and, consequently, no exercises under the warrant.

11. Other Noninterest Income

The following table presents the components of other noninterest income for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Service-based fee income (1)	$2,072	$1,708	$6,329	$3,646
Fund management fees	2,228	1,901	6,105	6,643
Credit card fees	1,473	1,558	4,675	4,322
(Losses) gains on foreign currency loans revaluation, net	(4,741)	2,133	(2,825)	3,016
Other	3,663	2,614	8,129	8,210

Total other noninterest income	$4,695	$9,914	$22,413	$25,837

(1)	Includes income from SVB Analytics and eProsper.

12. Common Stock Repurchases

We did not repurchase any shares of our common stock for the three months ended September 30, 2008. We repurchased 1.0 million shares of our common stock for the nine months ended September 30, 2008 totaling $45.6 million, compared to 1.9 million shares for the comparable 2007 period totaling $97.3 million. On July 24, 2008, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $150.0 million of our common stock, which expires on December 31, 2009. At September 30, 2008, $150.0 million of repurchases remain authorized under our stock repurchase program.

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

For management reporting purposes, we offer clients financial products and services through three strategic operating segments: Commercial Banking, SVB Capital and Other Business Services. Our Other Business Services group includes SVB Global, SVB Private Client Services, SVB Analytics and SVB Wine Division. All operations at SVB Alliant were ceased as of March 31, 2008. Accordingly, SVB Alliant was no longer reported as an operating segment as of the second quarter of 2008. The results of operations for SVB Alliant have been included as part of the Reconciling Items column for all prior periods presented.

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

An operating segment is separately reportable if it exceeds any one of several quantitative thresholds specified in SFAS No. 131. Of our operating segments, only Commercial Banking and SVB Capital were determined to be reportable segments as of September 30, 2008. SVB Global, SVB Private Client Services, SVB Analytics and SVB Wine Division did not separately meet the reporting thresholds and as a result, in the table below, have been aggregated in a column labeled “Other Business Services” for segment reporting purposes.

The Reconciling Items column reflects adjustments necessary to reconcile the results of the operating segments based on our internal profitability reporting process to the consolidated financial statements prepared in conformity with GAAP. Net interest income in the Reconciling Items column primarily consisted of interest income recognized from our fixed income investment portfolio. Noninterest income in the Reconciling Items column primarily consisted of noninterest income attributable to minority interests and gains (losses) on equity warrant assets. Noninterest expense in the Reconciling Items column primarily consisted of expenses associated with corporate support functions such as information technology, finance and legal, as well as certain corporate wide adjustments related to compensation expenses. Additionally, average assets in the Reconciling Items column primarily consisted of our fixed income investment portfolio balances.

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

FTP is calculated by applying a transfer rate to pooled, or aggregated, loan and deposit volumes, effective January 1, 2008. Prior to January 1, 2008, FTP was calculated at an instrument level based on account characteristics. Effective January 1, 2008, expenses reported under each operating segment relate only to the direct and allocated direct costs associated with each segment. Prior to January 1, 2008, costs associated with corporate support functions were allocated to the operating segments. Total average assets equals total average assets from the general ledger effective January 1, 2008. Prior to January 1, 2008, total average assets were calculated as the greater of total average assets or total average deposits and total average stockholder’s equity combined. We have reclassified all prior period amounts to conform to the current period’s presentation.

Our segment information at and for the three and nine months ended September 30, 2008 and 2007 is as follows:

(Dollars in thousands)	Commerical Banking	SVB Capital	Other Business Services	Reconciling Items	Total
Three months ended September 30, 2008
Net interest income	$79,475	$4	$10,438	$5,212	$95,129
Provision for loan losses	—	—	—	(13,682)	(13,682)
Noninterest income	35,154	1,417	2,783	2,393	41,747
Noninterest expense (1)	(25,711)	(6,055)	(10,897)	(37,768)	(80,431)
Minority interest in net loss of consolidated affiliates	—	—	—	1,693	1,693

Income (loss) before income tax expense (2)	$88,918	$(4,634)	$2,324	$(42,152)	$44,456

Total average loans, net of unearned income	$3,814,736	$—	$1,003,243	$45,727	$4,863,706
Total average assets	3,848,441	417,630	1,035,262	2,246,738	7,548,071
Total average deposits	4,415,124	—	400,058	5,074	4,820,256
Goodwill at September 30, 2008	—	—	4,092	—	4,092

Three months ended September 30, 2007
Net interest income	$86,333	$166	$8,201	$1,008	$95,708
Provision for loan losses	—	—	—	(3,155)	(3,155)
Noninterest income	29,676	5,542	2,525	27,291	65,034
Noninterest expense (1)	(22,853)	(1,756)	(7,856)	(50,494)	(82,959)
Minority interest in net income of consolidated affiliates	—	—	—	(10,458)	(10,458)

Income (loss) before income tax expense (2)	$93,156	$3,952	$2,870	$(35,808)	$64,170

Total average loans, net of unearned income	$2,798,173	$—	$800,818	$31,288	$3,630,279
Total average assets	2,822,026	314,043	822,954	2,128,293	6,087,316
Total average deposits	3,694,164	—	236,710	5,753	3,936,627
Goodwill at September 30, 2007	—	—	4,092	—	4,092

Nine months ended September 30, 2008
Net interest income	$236,932	$155	$31,052	$6,935	$275,074
Provision for loan losses	—	—	—	(29,756)	(29,756)
Noninterest income	101,930	4,157	8,231	12,931	127,249
Noninterest expense (1)	(76,039)	(15,610)	(31,744)	(127,664)	(251,057)
Minority interest in net loss of consolidated affiliates	—	—	—	7,445	7,445

Income (loss) before income tax expense (2)	$262,823	$(11,298)	$7,539	$(130,109)	$128,955

Total average loans, net of unearned income	$3,421,455	$—	$937,289	$74,987	$4,433,731
Total average assets	3,457,107	387,241	966,824	2,342,998	7,154,170
Total average deposits	4,213,261	—	423,794	(1,681)	4,635,374
Goodwill at September 30, 2008	—	—	4,092	—	4,092

Nine months ended September 30, 2007
Net interest income	$251,173	$531	$24,945	$6,999	$283,648
Provision for loan losses	—	—	—	(10,865)	(10,865)
Noninterest income	82,861	16,647	5,442	63,245	168,195
Noninterest expense, excluding impairment of goodwill (1)	(71,088)	(8,357)	(23,967)	(142,376)	(245,788)
Impairment of goodwill	—	—	—	(17,204)	(17,204)
Minority interest in net income of consolidated affiliates	—	—	—	(26,639)	(26,639)

Income (loss) before income tax expense (2)	$262,946	$8,821	$6,420	$(126,840)	$151,347

Total average loans, net of unearned income	$2,577,989	$—	$798,907	$62,628	$3,439,524
Total average assets	2,593,091	278,598	820,455	2,223,784	5,915,928
Total average deposits	3,626,022	—	248,264	5,579	3,879,865
Goodwill at September 30, 2007	—	—	4,092	—	4,092

(1)	The Commercial Banking segment includes direct depreciation and amortization of $0.6 million and $1.0 million for the three months ended September 30, 2008 and 2007, respectively, and $1.7 million and $2.0 million for the nine months ended September 30, 2008 and 2007, respectively.
(2)	The internal reporting model used by management to assess segment performance does not calculate income tax expense by segment. Our effective tax rate is used as a reasonable approximation of the segment rates.

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

Commitments to Extend Credit

The following table summarizes information related to our commitments to extend credit at September 30, 2008 and December 31, 2007, respectively:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Commitments available for funding: (1)
Fixed interest rate commitments	$674,257	$498,103
Variable interest rate commitments	4,944,764	4,440,522

Total	5,619,021	4,938,625
Commitments unavailable for funding (2)	818,461	726,359
Maximum lending limits for accounts receivable factoring arrangements (3)	495,215	443,835
Reserve for unfunded credit commitments	$13,091	$13,446

(1)	Represents commitments which are available for funding, due to clients meeting all collateral, compliance, and financial covenants required under loan commitment agreements.
(2)	Represents commitments which are unavailable for funding, due to clients’ failure to meet all collateral, compliance, and financial covenants required under loan commitment agreements.
(3)	We extend credit under accounts receivable factoring arrangements when our clients’ sales invoices are deemed creditworthy under existing underwriting practices.

Commercial and Standby Letters of Credit

The table below summarizes our commercial and standby letters of credit at September 30, 2008. The maximum potential amount of future payments represents the amount that could be remitted under letters of credit if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

(Dollars in thousands)	Expires In One Year or Less	Expires After One Year	Total Amount Outstanding	Maximum Amount Of Future Payments
Financial standby letters of credit	$618,641	$59,346	$677,987	$677,987
Performance standby letters of credit	23,679	22,493	46,172	46,172
Commercial letters of credit	7,395	690	8,085	8,085

Total	$649,715	$82,529	$732,244	$732,244

At September 30, 2008 and December 31, 2007, deferred fees related to financial and performance standby letters of credit were $4.7 million and $3.8 million, respectively. At September 30, 2008, collateral in the form of cash and investment securities available to us to reimburse losses, if any, under financial and performance standby letters of credit was $293.1 million.

Credit Card Guarantees

The total amount of credit card guarantees were $88.9 million at September 30, 2008 and $81.8 million at December 31, 2007. We do not believe that any losses that may be incurred by the Bank as a result of these guarantees will be material in nature. Credit card fees totaled $1.5 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively, and $4.7 million and $4.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Commitments to Invest in Private Equity Funds

The following table details our total unfunded capital commitments as well as our ownership in each fund based on our total capital commitment at September 30, 2008:

Our Ownership in Limited Partnership (Dollars in thousands)	Capital Commitments	Unfunded Commitments	Ownership
Silicon Valley BancVentures, LP	$6,000	$660	10.7%
SVB Capital Partners II, LP (1)	1,200	630	5.1
SVB Strategic Investors Fund, LP	15,300	1,840	12.6
SVB Strategic Investors Fund II, LP	15,000	5,775	8.6
SVB Strategic Investors Fund III, LP	15,000	9,000	5.9
SVB Strategic Investors Fund IV, LP	7,196	7,052	5.0
Partners for Growth, LP	25,000	9,750	50.0
Partners for Growth II, LP	15,000	6,450	24.2
Gold Hill Venture Lending 03, LP (2)	20,000	1,821	9.3
SVB India Capital Partners I, LP	7,500	4,575	13.9
Other Fund Investments (3)	446,386	113,246	—

Total	$573,582	$160,799

(1)	Our ownership includes 1.3% direct ownership through SVB Capital Partners II, LLC and SVB Financial Group, and 3.8% indirect ownership through our investment in SVB Strategic Investors Fund II, LP.
(2)	Our ownership includes 4.8% direct ownership and 4.5% indirect ownership interest through GHLLC.
(3)	Represents commitments to 357 private equity funds where our ownership interest is less than 5% of the voting stock of each such fund.

15. Income Taxes

The following table provides a summary of changes in our unrecognized tax benefits (including interest and penalties) for the nine months ended September 30, 2008:

(Dollars in thousands)	Reconciliation of Unrecognized Tax Benefits	Interest & Penalties	Total
Balance at January 1, 2008	$1,114	$89	$1,203
Additions based on tax positions related to current year	42	—	42
Additions for tax positions for prior year	—	155	155
Reductions as a result of a lapse of the applicable statute of limitations	(862)	(12)	(874)

Balance at September 30, 2008	$294	$232	$526

At September 30, 2008, the total amount of unrecognized tax benefits was $0.3 million, the recognition of which would reduce our income tax expense by $0.3 million. At January 1, 2008, the total amount of unrecognized tax benefits was $1.1 million, the recognition of which would have reduced our income tax expense by $0.3 million. The decrease in the amount of unrecognized tax benefits was due to the expiration of the applicable statue of limitations for income tax exposures in California and Maryland. Total accrued interest and penalties at September 30, 2008 were $0.2 million. We expect that our unrecognized tax benefit will change in the next 12 months; however, we do not expect the change to have a material impact on our financial position or our results of operations.

We are subject to income tax in the U.S. federal jurisdiction and various state and foreign jurisdictions and have identified our federal tax return and tax returns in California and Massachusetts as “major” tax filings. U.S. federal tax examinations through 1998 have been concluded. The U.S. federal tax return for 2005 and subsequent years remain open to examination by the Internal Revenue Service. Our California and Massachusetts tax returns for the years 2003 and 2005, respectively, and subsequent years remain open to examination.

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

Determination of Fair Value

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon our own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values. The following is a description of valuation methodologies used by us for assets and liabilities recorded at fair value.

Marketable Securities

Marketable securities, consisting of our available-for-sale fixed income investment securities portfolio and marketable securities accounted for under investment company fair value accounting, are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using broker or dealer quotations, independent pricing models or other model-based valuation techniques such as the present value of future cash flows, taking into consideration a security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the NASDAQ Stock Market. Level 2 securities include U.S. treasuries, U.S. agency debentures, investment grade mortgage securities and state and municipal obligations.

Non-Marketable Securities

Our non-marketable securities consist of our investments made by the following funds:

•

Funds of funds, such as SVB Strategic Investors Fund, LP, SVB Strategic Investors Fund II, LP, SVB Strategic Investors Fund III, LP, and SVB Strategic Investors Fund IV, LP, which make investments in private equity funds;

•	Co-investment funds, such as Silicon Valley BancVentures, LP, SVB Capital Partners II, LP, and SVB India Capital Partners I, LP, which make equity investments in privately held companies; and

•	A sponsored debt fund, Partners for Growth, LP, which provides financing to companies in the form of structured loans and equity investments.

For GAAP purposes, these funds are investment companies under the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies. Accordingly, these funds report their investments at estimated fair value, with unrealized gains and losses resulting from changes in fair value reflected as investment gains or losses in our consolidated net income. We have retained the specialized accounting of our consolidated funds pursuant to EITF Issue No. 85-12, Retention of Specialized Accounting for Investments in Consolidation. We have valued our investments, in the absence of observable market prices, using the valuation methodologies described below applied on a consistent basis.

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

Structured loans made by the sponsored debt fund are measured using pricing models that use observable inputs, such as yield curves and publicly-traded equity prices, and unobservable inputs, such as private company equity prices.

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

The following fair value hierarchy table presents information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008:

(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Assets
Marketable securities:
Available-for-sale securities:
U.S. Treasury securities	$—	$10,044	$—	$10,044
U.S. agencies and corporations:
Collateralized mortgage obligations	—	582,814	—	582,814
Mortgage-backed securities	—	465,795	—	465,795
U.S. agency debentures	—	121,380	—	121,380
Commercial mortgage-backed securities	—	52,866	—	52,866
Municipal bonds and notes	—	105,633	—	105,633
Marketable equity securities	245	—	—	245
Venture capital fund investments	1	—	—	1

Total available-for-sale securities	246	1,338,532	—	1,338,778
Marketable securities (investment company fair value accounting)	2,279	—	—	2,279

Total marketable securities	2,525	1,338,532	—	1,341,057

Non-marketable securities (investment company fair value accounting):
Private equity fund investments	—	—	232,016	232,016
Other private equity investments	—	—	79,687	79,687
Other investments	—	—	2,237	2,237

Total non-marketable securities (investment company fair value accounting)	—	—	313,940	313,940

Other assets:
Interest rate swaps	—	28,199	—	28,199
Foreign exchange forward contracts	—	15,092	—	15,092
Equity warrant assets		2,079	36,975	39,054

Total assets (1)	$2,525	$1,383,902	$350,915	$1,737,342

Liabilities
Interest rate swaps	$—	$847	$—	$847
Foreign exchange forward contracts	—	10,798	—	10,798
Covered call options (2)	—	1	—	1

Total liabilities	$—	$11,646	$—	$11,646

(1)	Included in Level 1 and Level 3 assets are $1.5 million and $285.2 million, respectively, attributable to minority interests calculated based on the ownership percentages of the minority interests.
(2)	Represents covered call options held by one of our sponsored debt funds.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2008:

		Total Realized and Unrealized Gains (Losses) Included in Income
(Dollars in thousands)	Beginning Balance	Realized Gains (Losses) Included in Income	Unrealized Gains (Losses) Included in Income	Total Realized and Unrealized Gains (Losses) Included in Income	Purchases, Sales, Other Settlements and Issuances, net	Transfers In and/or (Out) of Level 3	Ending Balance at September 30, 2008
Three months ended September 30, 2008:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$220,963	$1,525	$(3,388)	$(1,863)	$12,916	$—	$232,016
Other private equity investments	60,272	—	4,300	4,300	15,115	—	79,687
Other investments	2,643	—	(123)	(123)	(283)	—	2,237

Total non-marketable securities (investment company fair value accounting) (1)	283,878	1,525	789	2,314	27,748	—	313,940
Other assets:
Equity warrant assets (2)	34,494	1,130	362	1,492	1,003	(14)	36,975

Total assets	$318,372	$2,655	$1,151	$3,806	$28,751	$(14)	$350,915

Nine months ended September 30, 2008:
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$194,862	$6,708	$(7,505)	$(797)	$37,951	$—	$232,016
Other private equity investments	44,872	4,672	2,534	7,206	27,609	—	79,687
Other investments	3,098	—	(286)	(286)	(575)		2,237

Total non-marketable securities (investment company fair value accounting) (1)	242,832	11,380	(5,257)	6,123	64,985	—	313,940
Other assets:
Equity warrant assets (2)	26,911	6,493	3,779	10,272	(235)	27	36,975

Total assets	$269,743	$17,873	$(1,478)	$16,395	$64,750	$27	$350,915

(1)	Realized and unrealized gains (losses) of our total non-marketable securities are recorded on the line item “gains on investment securities, net” a component of noninterest income.
(2)	Realized and unrealized gains (losses) of our equity warrant assets are recorded on the line item “gains on derivative instruments, net” a component of noninterest income.

The following table presents the cumulative unrealized gains (losses) for Level 3 assets at September 30, 2008:

(Dollars in thousands)	September 30, 2008
Non-marketable securities (investment company fair value accounting):
Private equity fund investments	$(11,001)
Other private equity investments	2,497
Other investments	(458)

Total non-marketable securities (investment company fair value accounting)	(8,962)
Other assets:
Equity warrant assets	5,869

Total unrealized losses at period end	$(3,093)

17. Related Party Transactions

SVB Financial has a commitment under a revolving line of credit facility to Gold Hill Venture Lending 03, LP, a venture debt fund (“Gold Hill”), and its affiliated funds. SVB Financial has a 9.3% effective ownership interest in Gold Hill, as well as a 90.7% majority interest in its general partner, GHLLC. The line of credit bears an interest rate of prime plus one percent. In January 2007, SVB Financial increased the revolving line of credit facility to Gold Hill from a total commitment amount of $40.0 million to $75.0 million. At the same time, SVB Financial syndicated $35.0 million, or 46.67% of the total facility, to another lender. The highest outstanding balance under the facility for the nine months ended September 30, 2008 was $69.0 million. At September 30, 2008, Gold Hill’s outstanding balance totaled $54.0 million.

During the nine months ended September 30, 2008, the Bank made loans to related parties, including companies with which certain of our directors are affiliated. Such loans: (a) were made in the ordinary course of business, (b) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and (c) did not involve more than the normal risk of collectibility or present other unfavorable features.

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

In this Quarterly Report on Form 10-Q, we make forward-looking statements, including, but not limited to, those discussing our management’s expectations about:

•	Sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to earnings from a change in interest rates

•	Realization, timing, valuation and performance of equity or other investments

•	Management of our liquidity position

•	Growth in loan balances

•	Credit quality of our loan portfolio

•	Levels and trends of nonperforming loans

•	Capital and liquidity provided by funds generated through retained earnings

•	Activities for which capital will be used or required

•	Use of excess capital

•	Financial impact of continued growth of our funds management business

•	Expansion and growth of our noninterest income sources

•	Profitability of our products and services

•	Venture capital and private equity funding and investment levels

•	Strategic initiatives

•	Growth of our interest-bearing deposits

•	Management of interest rate risk

•	Introduction of new products, including deposit products

•	Effect of application of certain accounting pronouncements

•	Effect of lawsuits and claims

•	Changes in our unrecognized tax benefit and any associated impact

•	Recovery of unrealized losses from investments

•	Stock repurchase levels

•	Incurrence of losses relating to credit card guarantees and any associated impact.

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

Management’s Overview of Third Quarter 2008 Performance

Our primary or “core” business consists of providing banking products and services to our clients in the technology, life science, private equity (including venture capital) and premium wine industries. Notwithstanding the impact of significant interest rate reductions, we believe that our core banking business performed well during the three months ended September 30, 2008, compared to the comparable 2007 period.

Our net income for the three months ended September 30, 2008 was $27.0 million, or $0.80 per diluted common share, compared to $38.1 million, or $1.03 per diluted common share for the comparable 2007 period. The weighted average diluted shares used to calculate our diluted earnings per share decreased by 3.1 million from September 30, 2007 to September 30, 2008 primarily due to the following:

•	The dilutive impact of our $150 million zero-coupon convertible subordinated notes (“2003 Convertible Notes”) for the three months ended September 30, 2007, and

•	A reduction in the weighted average shares for the three months ended September 30, 2008 as a result of common stock repurchases subsequent to September 30, 2007

Exceptional loan growth, solid deposit growth and contained expenses contributed to this strong performance, despite the impact of significant interest rate reductions, lower valuations and distributions from our investment fund portfolio, and lower gains from valuations of our equity warrant assets.

Average loans grew by $1.23 billion, or 34.0 percent, to $4.86 billion for the three months ended September 30, 2008, compared to $3.63 billion for the comparable 2007 period driven primarily by loan growth increases from all client industry segments, with strong growth in loans to software, hardware and private equity clients. We also had strong growth in average deposit balances, primarily due to our money market deposit product for early stage clients introduced in May 2007 and our sweep deposit product introduced in October 2007.

We continued to maintain good credit quality with net charge-offs in the third quarter of 2008 of 47 basis points (annualized) of total gross loans, compared to 24 basis points for the comparable 2007 period. Gross charge-offs increased by $2.9 million to $7.0 million (or 52 basis points annualized) compared to $4.1 million (or 43 basis points annualized) for the comparable 2007 period, but remained within our expectations. Gross charge-offs of $7.0 million for the three months ended September 30, 2008 primarily came from our early-stage client loan portfolio. Our total provision for loan losses was $13.7 million for the three months ended September 30, 2008, compared to $3.2 million for the comparable 2007 period. The increase was principally due to our significant loan growth, as well as an increase of $4.0 million in net charge-offs from September 30, 2007 to September 30, 2008.

Our net interest margin was 5.73 percent for the three months ended September 30, 2008, compared to 7.18 percent for the comparable 2007 period. This decline was consistent with our expectations and primarily reflects the impact of interest rate cuts by the Federal Reserve in late 2007 and 2008.

Noninterest income was $41.7 million for the three months ended September 30, 2008, compared to $65.0 million for the comparable 2007 period. This decrease primarily related to lower valuations and lower distributions from our investment securities portfolio, which resulted in net losses of $0.9 million (or $2.1 million in net losses after minority interest) on investment securities for the three months ended September 30, 2008, compared to net gains of $14.7 million (or $2.8 million after minority interest) for the comparable 2007 period. Net gains on equity warrant assets, a component of net gains on derivatives instruments, also decreased from $9.2 million for the three months ended September 30, 2007, to $1.4 million for the three months ended September 30, 2008, mainly attributable to higher net gains recognized in the third quarter of 2007 due to valuation adjustments arising from initial public offerings of stock by certain companies in our warrant portfolio. Although total noninterest income decreased, noninterest income from our core fee-based products, which includes client investment fees, foreign exchange fees, deposit service charges and letter of credit and standby letter of credit income, increased by $5.1 million, or 19.3 percent, to $31.5 million for the three months ended September 30, 2008, compared to $26.4 million for the comparable 2007 period.

Expense growth remained contained, aided by lower incentive compensation expenses in the third quarter of 2008 compared to 2007. Noninterest expense was $80.4 million for the three months ended September 30, 2008, compared to $83.0 million for the comparable 2007 period.

We continued to have strong levels of capital during the third quarter of 2008. Our ratio of tangible common equity to tangible assets was 9.20 percent in the three months ended September 30, 2008, compared to 10.80 percent in the comparable 2007 period. The decrease was due largely to strong loan growth in 2007 and the first nine months of 2008, as well as significant share repurchases in late 2007 and early 2008.

The key highlights of our performance for the three and nine months ended September 30, 2008 and 2007, respectively, are as follows:

	Three months ended September 30,				Nine months ended September 30,
(Dollars in thousands)	2008	2007	Change		2008	2007	Change
Average loans, net of unearned income	$4,863,706	$3,630,279	34.0%		$4,433,731	$3,439,524	28.9%
Average noninterest-bearing deposits	2,826,289	2,867,812	(1.4)		2,852,851	2,838,187	0.5
Average interest-bearing deposits	1,993,967	1,068,815	86.6		1,782,523	1,041,678	71.1
Average total deposits	4,820,256	3,936,627	22.4		4,635,374	3,879,865	19.5

Diluted earnings per share	$0.80	$1.03	(22.3)		$2.22	$2.41	(7.9)
Net income	27,008	38,116	(29.1)		76,206	89,372	(14.7)
Net interest income	95,129	95,708	(0.6)%		275,074	283,648	(3.0)%
Net interest margin	5.73%	7.18%	(145	) bps	5.91%	7.38%	(147	) bps
Average SVB prime lending rate	5.00%	8.19%	(319	) bps	5.44%	8.23%	(279	) bps
Provision for loan losses	$13,682	$3,155	333.7%		$29,756	$10,865	173.9%
Gross charge-offs as a percentage of total gross loans (annualized)	0.52%	0.43%	9	bps	0.56%	0.51%	5	bps
Net charge-offs as a percentage of total gross loans (annualized)	0.47	0.24	23	bps	0.42	0.33	9	bps

Noninterest income (1)	$41,747	$65,034	(35.8)%		$127,249	$168,195	(24.3)%
Noninterest expense (2)	80,431	82,959	(3.0)		251,057	262,992	(4.5)
Return on average stockholders’ equity (annualized)	15.09%	22.35%	(32.5)		14.70%	17.96%	(18.2)
Return on average assets (annualized)	1.42	2.48	(42.7)		1.42	2.02	(29.7)
Tangible common equity to tangible assets (3)	9.20	10.80	(14.8)		9.20	10.80	(14.8)
Operating efficiency ratio (4)	58.51%	51.52%	13.6		62.14%	58.09%	7.0
Period end full-time equivalent employees	1,237	1,141	8.4%		1,237	1,141	8.4%

Non-GAAP measures:
Non-GAAP operating efficiency ratio (5)	56.91%	54.29%	4.8%		59.28%	56.85%	4.3%
Non-GAAP noninterest income, net of minority interest	$40,705	$52,268	(22.1)		$127,106	$134,412	(5.4)
Non-GAAP noninterest expense, net of minority interest	77,567	80,874	(4.1)		239,119	237,599	0.6

(1)	Noninterest income included $1.4 million and $1.9 million attributable to minority interests for the three and nine months ended September 30, 2008, respectively, compared to $12.4 million and $31.0 million for the comparable 2007 periods. See “Results of Operations – Noninterest Income” for a description of noninterest income attributable to minority interests.
(2)	Noninterest expense included $2.9 million and $8.1 million attributable to minority interests for the three and nine months ended September 30, 2008, respectively, compared to $2.7 million and $8.2 million for the comparable 2007 periods. See “Results of Operations – Noninterest Income” for a description of noninterest expense attributable to minority interests.
(3)	Tangible common equity consists of total stockholders’ equity (excluding unrealized gains and losses on investments) less acquired intangibles and goodwill. Tangible assets represent total assets (excluding unrealized gains and losses on investments) less acquired intangibles and goodwill.
(4)	The operating efficiency ratio is calculated by dividing noninterest expense by total taxable-equivalent revenue. Noninterest expense included a non-tax deductible loss of $3.9 million related to our cash settlement of the conversion of certain 2003 Convertible Notes for the nine months ended September 30, 2008, as well as a $17.2 million pre-tax goodwill impairment charge for the nine months ended September 30, 2007. Noninterest expense also included $2.9 million and $8.1 million attributable to minority interests for the three and nine months ended September 30, 2008, respectively, compared to $2.7 million and $8.2 million for the comparable 2007 periods.
(5)	The non-GAAP operating efficiency ratio is calculated by dividing noninterest expense (excluding (i) the non-tax deductible $3.9 million loss recorded in the second quarter of 2008 related to our cash settlement of the conversion of certain zero-coupon convertible subordinated notes prior to the notes’ maturity, (ii) goodwill impairment charges of $17.2 million recorded in the second quarter of 2007 and (iii) the portion of noninterest expense attributable to minority interests of $2.9 and $2.7 million for the three months ended September 30, 2008 and 2007, respectively, and $8.1 million and $8.2 million for the nine months ended September 30, 2008 and 2007, respectively) by total taxable-equivalent income (excluding taxable-equivalent income attributable to minority interests of 1.2 million and $13.1 million for the three months ended September 30, 2008 and 2007 respectively, and $0.6 million and $34.8 million for the nine months ended September 30, 2008 and 2007, respectively).

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

Other than the adoption of the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), there have been no significant changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7 of our 2007 Form 10-K.

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

Results of Operations

Net Interest Income and Margin (Fully Taxable-Equivalent Basis)

Net interest income is defined as the difference between interest earned on loans, investment securities, federal funds sold, securities purchased under agreements to resell and other short-term investment securities, and interest paid on funding sources including deposits and borrowings. Net interest income is our principal source of revenue. Net interest margin is defined as the amount of annualized net interest income, on a fully taxable-equivalent basis, expressed as a percentage of average interest-earning assets. Net interest income and net interest margin are presented on a fully taxable-equivalent basis to consistently reflect income from taxable loans and securities and tax-exempt securities based on the federal statutory tax rate of 35.0 percent.

Net Interest Income (Fully Taxable-Equivalent Basis)

Three months ended September 30, 2008 and 2007

Net interest income decreased by $0.3 million to $95.7 million for the three months ended September 30, 2008, compared to $96.0 million for the comparable 2007 period. The decrease in net interest income was the result of a 166 basis point decrease in yields earned on assets, partially offset by a 21 basis point decrease in the cost of our total funding sources.

The main factors affecting interest income and interest expense are discussed below:

•	Interest income for the three months ended September 30, 2008 increased by $0.5 million primarily due to:

¡

A $1.0 million increase in interest income on loans as a result of a 34.0% increase in our average loan balances for the three months ended September 30, 2008 compared to the comparable 2007 period. However, this interest income increase from loans was offset as our loan yields decreased 248 basis points from 10.19% for the three months ended September 30, 2007 to 7.71% for the three months ended September 30, 2008. The decrease in loan yields was a direct result of a reduction in our Prime lending rate in response to decreases in the Federal Funds rates over the 12 month period from September 30, 2007 to September 30, 2008. Our average Prime lending rate decreased 319 basis points from an average of 8.19% for the three months ended September 30, 2007 to an average of 5.00% for the three months ended September 30, 2008. Subsequent to September 30, 2008, Federal Funds rates decreased by 100 basis points, which will reduce our average Prime lending rate subsequent to September 30, 2008.

¡	A $1.3 million increase in interest income on investment securities due principally to growth in balances.

These increases were partially offset by a decrease of $1.8 million in interest income on short term investments primarily due to the decrease in the Federal Funds rates from September 30, 2007 to September 30, 2008.

•	Interest expense for the three months ended September 30, 2008 increased by $0.8 million primarily due to:

¡

An increase in interest expense of $2.7 million from deposits, primarily due to a $925.2 million, or 86.6% increase in average interest bearing deposits as a result of our focus on growing on-balance sheet deposits. This increase was primarily related to growth in our money market deposit product for early stage clients introduced in May 2007 and our sweep deposit product introduced in late October 2007, both of which we introduced to provide funding for our loan growth. For the three months ended September 30, 2008, the average balance of our early stage money market deposit product was $560.5 million and interest expense was $2.1 million, compared to $144.9 million and $1.4 million, respectively, for the comparable 2007 period. The average balance of our sweep deposit product for the three months ended September 30, 2008 was $389.2 million and interest expense was $1.7 million.

¡

An increase of $0.3 million due to an increase in average balances of short-term borrowings to support our loan growth, partially offset by declining short-term market interest rates. Average short-term borrowings increased by $338.6 million to $544.3 million for the three months ended September 30, 2008, compared to $205.7 million for the comparable 2007 period.

These increases were partially offset by a decrease in interest expense of $2.2 million from long-term debt, primarily due to a decrease in average interest rates, partially offset by an increase in average long-term debt balances. Average interest rates on long-term debt decreased due primarily to lower London Interbank Offered Rates (“LIBOR”) rates associated with our interest rate swap arrangements. Average long-term debt increased by $129.6 million to $976.8 million for the three months ended September 30, 2008, compared to $847.2 million for the comparable 2007 period, primarily due to the issuance of $250 million in 3.875% convertible senior notes (“2008 Convertible Notes”) in April 2008. The proceeds from the issuance of the 2008 Convertible Notes were used primarily to settle the conversion of our 2003 Convertible Notes, which matured in June 2008, and for other general corporate purposes.

Nine months ended September 30, 2008 and 2007

Net interest income decreased by $7.8 million, or 2.7 percent to $276.8 million for the nine months ended September 30, 2008, compared to $284.6 million for the comparable 2007 period. The decrease in net interest income was the result of a 155 basis point decrease in yields earned on assets, partially offset by a 9 basis point decrease in the cost of our total funding sources.

The main factors affecting interest income and interest expense are discussed below:

•	Interest income for the nine months ended September 30, 2008 decreased by $2.3 million primarily due to:

¡

A $2.1 million decrease in interest income on short term investments primarily due to the decrease in the Federal Funds rates, partially offset by growth in average short-term investment portfolio balances.

¡

A $1.1 million decrease in interest income on our investment securities portfolio due principally to lower levels of taxable investment securities due to principal prepayments of U.S. agency securities, mortgage-backed securities collateralized mortgage obligations, partially offset by growth in average balances of our non-taxable investment securities portfolio. Average interest-earning investment securities decreased by $59.4 million to $1.33 billion for the nine months ended September 30, 2008, compared to $1.39 billion for the comparable 2007 period.

These decreases were partially offset by a $1.0 million increase in interest income on loans as a result of a 28.9% increase in our average loan balances for the nine months ended September 30, 2008, compared to the comparable 2007 period. However, this interest income increase from loans was offset as our loan yields decreased 231 basis points from 10.40% for the nine months ended September 30, 2007 to 8.09% for the nine months ended September 30, 2008. The decrease in loan yields was a direct result of a reduction in our Prime lending rate in response to decreases in the Federal Funds rates over the 12 month period from September 30, 2007 to September 30, 2008. Our average Prime lending rate decreased 279 basis points from an average of 8.23% for the nine months ended September 30, 2007 to an average of 5.44% for the nine months ended September, 30, 2008.

•	Interest expense for the nine months ended September 30, 2008 increased by $5.5 million primarily due to:

¡

An increase in interest expense of $8.6 million from deposits due to a $740.8 million, or 71.1% increase in average interest bearing deposits as a result of our focus on growing on-balance sheet deposits. The increase in deposits was primarily related to growth in our money market deposit product for early stage clients introduced in May 2007 and our sweep deposit product introduced in late October 2007, which we introduced to provide funding for our loan growth. For the nine months ended September 30, 2008, the average balance of our early stage money market deposit product was $464.5 million and interest expense was $5.7 million, compared to $56.9 million and $1.6 million, respectively, for the comparable 2007 period. The average balance of our Eurodollar sweep deposit product for the nine months ended September 30, 2008 was $285.7 million and interest expense was $3.9 million.

¡

An increase of $6.5 million from long-term debt, primarily due to an increase in average long-term debt balances, partially offset by a decrease in average interest rates. Average long-term debt increased by $389.0 million to $987.9 million for the nine months ended September 30, 2008, compared to $598.9 million for the comparable 2007 period, primarily due to the issuance of $500 million in senior and subordinated notes in May 2007 and our 2008 Convertible Notes in April 2008, partially offset by the maturity of our 2003 Convertible Notes in June 2008. Average interest rates on long-term debt decreased due primarily to lower LIBOR rates associated with our interest rate swap arrangements.

These increases were partially offset by a decrease of $9.6 million from short-term borrowings, primarily due to declining short-term market interest rates, as well as a decrease in average balances of short-term borrowings.

Analysis of Interest Changes Due to Volume and Rate (Fully Taxable-Equivalent Basis)

Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change.” Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as “rate change.” Changes in our Prime lending rate also impact our loan yields, and to a certain extent our interest-bearing deposits. The following table sets forth changes in interest income for each major category of interest-earning assets and interest expense for each major category of interest-bearing liabilities. The table also reflects the number of simultaneous changes attributable to both volume and rate changes for the periods indicated. For this table, changes that are not solely due to either volume or rate are allocated in proportion to the percentage changes in average volume and average rate.

	2008 Compared to 2007			2008 Compared to 2007
	Three Months Ended September 30, Increase (Decrease) Due to Change in			Nine Months Ended September 30, Increase (Decrease) Due to Change in
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities	$377	$(2,150)	$(1,773)	$4,723	$(6,870)	$(2,147)
Investment securities (Taxable)	108	298	406	(3,822)	509	(3,313)
Investment securities (Non-Taxable)	939	(51)	888	2,389	(191)	2,198
Loans	26,965	(25,952)	1,013	67,820	(66,816)	1,004

Increase (decrease) in interest income, net	28,389	(27,855)	534	71,110	(73,368)	(2,258)

Interest expense:
NOW deposits	14	8	22	26	28	54
Regular money market deposits	(38)	55	17	(177)	250	73
Bonus money market deposits	1,487	(681)	806	3,840	403	4,243
Time deposits	168	(15)	153	386	(61)	325
Sweep deposits	1,697	—	1,697	3,885	—	3,885
Short-term borrowings	2,543	(2,202)	341	(2,093)	(7,506)	(9,599)
Zero-coupon convertible subordinated notes	(232)	—	(232)	(272)	36	(236)
3.875% convertible senior notes	2,972	—	2,972	5,695	—	5,695
Junior subordinated debentures	44	(383)	(339)	105	(889)	(784)
Senior and subordinated notes	404	(4,015)	(3,611)	9,794	(5,522)	4,272
Other long-term debt	(9)	(1,014)	(1,023)	(13)	(2,368)	(2,381)

Increase (decrease) in interest expense, net	9,050	(8,247)	803	21,176	(15,629)	5,547

Increase (decrease) in net interest income	$19,339	$(19,608)	$(269)	$49,934	$(57,739)	$(7,805)

Net Interest Margin (Fully Taxable-Equivalent Basis)

Our net interest margin was 5.73 percent and 5.91 percent for the three and nine months ended September 30, 2008, respectively, compared to 7.18 percent and 7.38 percent for the comparable 2007 periods. The decreases in net interest margin were primarily due to decreases in yields on our loan portfolio resulting from reductions in our Prime lending rate and increases in rates paid on our deposits due to our two interest-bearing deposit products introduced in 2007, partially offset by decreases in rates paid on our short-term borrowings and LIBOR rates associated with our interest rate swap agreements. Our net interest margin also decreased due to the impact of our deposit pricing strategies.

Average Balances, Yields and Rates Paid (Fully Taxable-Equivalent Basis)

The average yield earned on interest-earning assets is the amount of annualized fully taxable-equivalent interest income expressed as a percentage of average interest-earning assets. The average rate paid on funding sources is the amount of annualized interest expense expressed as a percentage of average funding sources. The following tables set forth average assets, liabilities, minority interest and stockholders’ equity, interest income, interest expense, annualized yields and rates, and the composition of our annualized net interest margin for the three and nine months ended September 30, 2008 and 2007, respectively.

Average Balances, Rates and Yields for the Three Months Ended September 30, 2008 and 2007

	Three months ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$383,009	$2,712	2.82%	$350,833	$4,485	5.07%
Investment securities:
Taxable	1,288,039	15,321	4.73	1,277,910	14,915	4.63
Non-taxable (2)	108,115	1,701	6.26	48,486	813	6.65
Total loans, net of unearned income	4,863,706	94,256	7.71	3,630,279	93,243	10.19

Total interest-earning assets	6,642,869	113,990	6.82	5,307,508	113,456	8.48

Cash and due from banks	243,621			283,711
Allowance for loan losses	(55,998)			(45,174)
Goodwill	4,092			4,092
Other assets (3)	713,487			537,179

Total assets	$7,548,071			$6,087,316

Funding sources:
Interest-bearing liabilities:
NOW deposits	$42,538	$53	0.50%	$30,647	$31	0.40%
Regular money market deposits	139,210	530	1.51	149,580	513	1.36
Bonus money market deposits	1,027,018	3,089	1.20	567,345	2,283	1.60
Time deposits	395,970	898	0.90	321,243	745	0.92
Sweep deposits	389,231	1,697	1.73	—	—	—

Total interest-bearing deposits	1,993,967	6,267	1.25	1,068,815	3,572	1.33
Short-term borrowings	544,301	3,042	2.22	205,715	2,701	5.21
Zero-coupon convertible subordinated notes	—	—	—	149,011	232	0.62
3.875% convertible senior notes	250,000	2,972	4.73	—	—	—
Junior subordinated debentures	52,502	514	3.89	49,798	853	6.80
Senior and subordinated notes	522,302	4,381	3.34	495,771	7,992	6.40
Other long-term debt	151,998	1,090	2.85	152,669	2,113	5.49

Total interest-bearing liabilities	3,515,070	18,266	2.07	2,121,779	17,463	3.27
Portion of noninterest-bearing funding sources	3,127,799			3,185,729

Total funding sources	6,642,869	18,266	1.09	5,307,508	17,463	1.30

Noninterest-bearing funding sources:
Demand deposits	2,826,289			2,867,812
Other liabilities	194,426			193,955
Minority interest in capital of consolidated affiliates	300,305			227,072
Stockholders’ equity	711,981			676,698
Portion used to fund interest-earning assets	(3,127,799)			(3,185,729)

Total liabilities, minority interest, and stockholders’ equity	$7,548,071			$6,087,316

Net interest income and margin		$95,724	5.73%		$95,993	7.18%

Total deposits	$4,820,256			$3,936,627

(1)	Includes average interest-bearing deposits in other financial institutions of $90.0 million and $59.4 million for the three months ended September 30, 2008 and 2007, respectively.
(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented. The tax equivalent adjustments were $0.6 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively.
(3)	Average investment securities of $388.2 million and $250.3 million for the three months ended September 30, 2008 and 2007, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Average Balances, Rates and Yields for the Nine Months Ended September 30, 2008 and 2007

	Nine months ended September 30,
	2008			2007
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Federal funds sold, securities purchased under agreements to resell and other short-term investment securities (1)	$484,892	$10,513	2.90%	$326,761	$12,660	5.18%
Investment securities:
Taxable	1,231,948	43,677	4.74	1,340,953	46,990	4.69
Non-taxable (2)	100,184	4,801	6.40	50,618	2,603	6.88
Total loans, net of unearned income	4,433,731	268,530	8.09	3,439,524	267,526	10.40

Total interest-earning assets	6,250,755	327,521	7.00	5,157,856	329,779	8.55

Cash and due from banks	256,343			276,202
Allowance for loan losses	(52,363)			(42,979)
Goodwill	4,092			15,435
Other assets (3)	695,343			509,414

Total assets	$7,154,170			$5,915,928

Funding sources:
Interest-bearing liabilities:
NOW deposits	$43,888	$161	0.49%	$36,114	$107	0.40%
Regular money market deposits	142,787	1,487	1.39	161,748	1,414	1.17
Bonus money market deposits	934,253	8,791	1.26	523,636	4,548	1.16
Time deposits	375,914	2,584	0.92	320,180	2,259	0.94
Sweep deposits	285,681	3,885	1.82	—	—	—

Total interest-bearing deposits	1,782,523	16,908	1.27	1,041,678	8,328	1.07
Short-term borrowings	329,198	5,957	2.42	388,622	15,556	5.35
Zero-coupon convertible subordinated notes	94,146	473	0.67	148,789	709	0.64
3.875% convertible senior notes	160,036	5,695	4.75	—	—	—
Junior subordinated debentures	52,853	1,779	4.50	50,704	2,563	6.76
Senior and subordinated notes	528,565	16,109	4.07	246,775	11,837	6.41
Other long-term debt	152,339	3,846	3.37	152,669	6,227	5.45

Total interest-bearing liabilities	3,099,660	50,767	2.19	2,029,237	45,220	2.98
Portion of noninterest-bearing funding sources	3,151,095			3,128,619

Total funding sources	6,250,755	50,767	1.09	5,157,856	45,220	1.17

Noninterest-bearing funding sources:
Demand deposits	2,852,851			2,838,187
Other liabilities	227,628			183,440
Minority interest in capital of consolidated affiliates	281,487			199,927
Stockholders’ equity	692,544			665,137
Portion used to fund interest-earning assets	(3,151,095)			(3,128,619)

Total liabilities, minority interest, and stockholders’ equity	$7,154,170			$5,915,928

Net interest income and margin		$276,754	5.91%		$284,559	7.38%

Total deposits	$4,635,374			$3,879,865

(1)	Includes average interest-bearing deposits in other financial institutions of $90.7 million and $50.8 million for the nine months ended September 30, 2008 and 2007, respectively.
(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory income tax rate of 35.0 percent for all periods presented. The tax equivalent adjustments were $1.7 million and $0.9 million for the nine months ended September 30, 2008 and 2007, respectively.
(3)	Average investment securities of $369.0 million and $233.2 million for the nine months ended September 30, 2008 and 2007, respectively, were classified as other assets as they were noninterest-earning assets. These investments primarily consisted of non-marketable securities.

Provision for Loan Losses

Our provision for loan losses is based on our evaluation of the adequacy of the existing allowance for loan losses in relation to total gross loans and on our periodic assessment of the inherent and identified risk dynamics of the loan portfolio resulting from reviews of selected individual loans. The following table summarizes our provision for loan losses for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Allowance for loan losses, beginning balance	$52,888	$43,352	$47,293	$42,747
Provision for loan losses	13,682	3,155	29,756	10,865
Gross loan charge-offs	(7,000)	(4,138)	(22,306)	(14,754)
Loan recoveries	720	1,856	5,547	5,367

Allowance for loan losses, ending balance	$60,290	$44,225	$60,290	$44,225

Provision as a percentage of total gross loans (annualized)	1.02%	0.33%	0.75%	0.38%
Gross charge-offs as a percentage of total gross loans (annualized)	0.52	0.43	0.56	0.51
Net charge-offs as a percentage of total gross loans (annualized)	0.47	0.24	0.42	0.33
Allowance for loan losses as a percentage of total gross loans	1.13%	1.15%	1.13%	1.15%
Total gross loans at period end	$5,323,323	$3,844,185	$5,323,323	$3,844,185

Our provision for loan losses increased by $10.5 million to $13.7 million for the three months ended September 30, 2008, compared to $3.2 million for the comparable 2007 period. The increase in our provision for loan losses was primarily due to growth in our loan portfolio. Gross loan charge-offs of $7.0 million and loan recoveries of $0.7 million for the three months ended September 30, 2008 came primarily from our early-stage client portfolio. We consider our allowance for loan losses of $60.3 million adequate to cover credit losses inherent in the loan portfolio at September 30, 2008.

Our provision for loan losses increased by $18.9 million to $29.8 million for the nine months ended September 30, 2008, compared to a provision of $10.9 million for the comparable 2007 period. The increase in our provision for loan losses was primarily due to growth in our loan portfolio. For the nine months ended September 30, 2008, we grew total gross loans by $1.15 billion, compared to $334.6 million for the comparable 2007 period.

Noninterest Income

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Client investment fees	$13,636	$13,127	3.9%	$41,006	$37,813	8.4%
Foreign exchange fees	8,641	6,714	28.7	24,446	17,778	37.5
Deposit service charges	6,129	3,933	55.8	18,076	10,711	68.8
Gains on derivative instruments, net	6,472	8,790	(26.4)	13,479	15,514	(13.1)
Letter of credit and standby letter of credit income	3,050	2,671	14.2	9,138	8,363	9.3
Corporate finance fees	—	5,166	(100.0)	3,640	11,568	(68.5)
(Losses) gains on investment securities, net	(876)	14,719	(106.0)	(4,949)	40,611	(112.2)
Other	4,695	9,914	(52.6)	22,413	25,837	(13.3)

Total noninterest income	$41,747	$65,034	(35.8)%	$127,249	$168,195	(24.3)%

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

The following table provides a summary of non-GAAP noninterest income, net of minority interest:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP noninterest income, net of minority interest (Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
GAAP noninterest income	$41,747	$65,034	(35.8)%	$127,249	$168,195	(24.3)%
Less: income attributable to minority interests, including carried interest	(1,042)	(12,766)	(91.8)	(143)	(33,783)	(99.6)

Non-GAAP noninterest income, net of minority interest	$40,705	$52,268	(22.1)%	$127,106	$134,412	(5.4)%

Client Investment Fees

Client investment fees were $13.6 million and $41.0 million for the three and nine months ended September 30, 2008, respectively, compared to $13.1 million and $37.8 million for the comparable 2007 periods. The increases in client investment fees were primarily attributable to the growth in average client investment funds, particularly from an increase in deposits from our later-stage technology clients, as well as an increase in deposits from our venture capital and other private equity clients. These increases were partially offset by lower margins earned on repurchase agreements. In addition, we continue to face challenges in growing off-balance sheet funds due to the success of our new on-balance sheet deposit products, as well as the significant decline of initial public offerings (“IPO”). The following table summarizes average client investment funds for the three and nine months ended September 30, 2008 and 2007, respectively.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in millions)	2008	2007	% Change	2008	2007	% Change
Client directed investment assets (1)	$12,948	$12,557	3.1%	$12,819	$12,226	4.9%
Client investment assets under management	6,406	5,734	11.7	6,262	5,467	14.5
Sweep money market funds	2,682	2,414	11.1	2,692	2,379	13.2

Total average client investment funds (2)	$22,036	$20,705	6.4%	$21,773	$20,072	8.5%

(1)	Mutual funds and Repurchase Agreement Program assets.
(2)	Client funds invested through SVB Financial Group are maintained at third-party financial institutions.

Foreign Exchange Fees

Foreign exchange fees were $8.6 million for the three months ended September 30, 2008, compared to $6.7 million for the comparable 2007 period. The increase was primarily due to increased client awareness of these products through our continued marketing efforts, as well as the positive impact of recent market volatility.

Foreign exchange fees were $24.4 million for the nine months ended September 30, 2008, compared to $17.8 million for the comparable 2007 period. The increase was primarily due to higher volumes of transactions. Commissioned notional volumes were $4.9 billion and $4.4 billion for the nine months ended September 30, 2008 and 2007, respectively. Because our clients’ demand for foreign currency is driven by the purchase or sale of goods and services, and because more than 80% of our trades occur in only four currencies (Euro, Pound Sterling, Canadian Dollar and Japanese Yen), the higher notional volumes reflect the impact of business conditions in those countries or regions of our clients.

Deposit Service Charges

Deposit service charges were $6.1 million and $18.1 million for the three and nine months ended September 30, 2008, respectively, compared to $3.9 million and $10.7 million for the comparable 2007 periods. The increases in deposit service charges were primarily attributable to a decrease in the earnings credit rate obtained by clients to offset deposit service changes, which was primarily related to decreases in short-term market interest rates.

Gains on Derivative Instruments, Net

A summary of gains on derivative instruments, net, for the three and nine months ended September 30, 2008 and 2007, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Gains (losses) on foreign exchange forward contracts, net:
Gains on client foreign exchange forward contracts, net (1)	$561	$360	55.8%	$1,767	$1,265	39.7%
Gains (losses) on internal foreign exchange forward contracts, net (2)	4,452	(450)	—	1,985	(884)	(324.5)

Total gains (losses) on foreign exchange forward contracts, net	5,013	(90)	—	3,752	381	884.8

Change in fair value of interest rate swap (3)	(10)	(338)	(97.0)	376	(81)	(564.2)
Gains on covered call options, net (4)	24	—	—	402	—	—
Equity warrant assets:
Gains on exercise, net	1,130	7,689	(85.3)	6,321	11,555	(45.3)
Change in fair value (5):
Cancellations and expirations	(950)	(514)	84.8	(1,895)	(1,981)	(4.3)
Other changes in fair value	1,265	2,043	(38.1)	4,523	5,640	(19.8)

Total net gains on equity warrant assets (6)	1,445	9,218	(84.3)	8,949	15,214	(41.2)

Total gains on derivative instruments, net	$6,472	$8,790	(26.4)%	$13,479	$15,514	(13.1)%

(1)	Represents the net gains for foreign exchange forward contracts executed on behalf of clients.
(2)	Represents the change in the fair value of foreign exchange forward contracts to economically reduce our foreign exchange exposure risk related to certain foreign currency denominated loans. Revaluations of foreign currency denominated loans are recorded on the line item “Other” as part of noninterest income, a component of consolidated net income.
(3)	Represents the change in the fair value hedge of the hedging relationship from the interest rate swap agreement related to our junior subordinated debentures. Please refer to the discussion of our interest rate swap agreement related to our junior subordinated debentures in Note 10 (Derivative Financial Instruments) of the “Notes to Interim Consolidated Financial Statements (unaudited)” in Part I, Item 1 in this report.
(4)	Represents net gains on covered call options held by one of our sponsored debt funds.
(5)	As of September 30, 2008, we held warrants to purchase shares of capital stock of 1,258 companies, compared to 1,206 companies as of September 30, 2007.
(6)	Includes net gains on equity warrant assets held by consolidated investment affiliates. Relevant amounts attributable to minority interests are reflected in the interim consolidated statements of income under the caption “Minority Interest in Net Loss (Income) of Consolidated Affiliates”.

Gains on derivative instruments, net, were $6.5 million for the three months ended September 30, 2008, compared to $8.8 million for the comparable 2007 period. The decrease of $2.3 million was primarily due to lower gains on exercises of equity warrant assets and lower gains from valuations of our equity warrant assets, partially offset by net gains from changes in the fair value of foreign exchange forward contracts. Net gains from foreign exchange forward contracts included $4.5 million in net gains from changes in the fair value of foreign exchange forward contracts, used to offset net losses of $4.7 million from revaluation of our foreign currency denominated loans, which are included in other noninterest income.

Gains on derivative instruments, net, were $13.5 million for the nine months ended September 30, 2008, compared to $15.5 million for the comparable 2007 period. The decrease of $2.0 million was primarily due to lower gains on exercises of equity warrant assets and lower gains from valuations of our equity warrant assets, partially offset by higher net gains from changes in the fair value of foreign exchange forward contracts. Net gains from foreign exchange forward contracts included $2.0 million in net gains from changes in the fair value of foreign exchange forward contracts, used to offset net losses of $2.8 million from revaluation of our foreign currency denominated loans, which are included in other noninterest income.

The lower gains on exercise of equity warrant assets for the three and nine months ended September 30, 2008, compared to the comparable 2007 periods reflect the impact of slowing mergers and acquisitions (“M&A”) and IPO markets. Changes in the fair value of equity warrant assets were primarily attributable to changes in the value of the underlying client companies’ stock, changes in the value of the underlying assumptions used to value the equity warrant assets including changes in the risk-free interest rate, changes in the volatility of market-comparable public companies and changes in the expected life of the equity warrant assets. The methodology used to calculate the fair value of equity warrant assets has been applied consistently.

The following table provides a summary of non-GAAP net gains on derivative instruments, net of minority interest:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP net gains on derivative instruments, net of minority interest (Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
GAAP net gains on derivative instruments	$6,472	$8,790	(26.4)%	$13,479	$15,514	(13.1)%
Less: income attributable to minority interests (1)	(121)	(760)	(84.1)	(246)	(1,027)	(76.0)

Non-GAAP net gains on derivative instruments, net of minority interest	$6,351	$8,030	(20.9)%	$13,233	$14,487	(8.7)%

(1)	Represents gains recognized from the exercise of warrants held by one of our sponsored debt funds.

(Losses) Gains on Investment Securities, Net

We experience variability in the performance of our consolidated funds from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and cause our results for a particular period not to be indicative of our performance in a future period. The valuation of our consolidated investment funds continues to be affected by a more discerning venture capital environment, a further softening of M&A activity among our portfolio companies in the third quarter of 2008, and a significant decline in IPO’s in 2008.

Net losses on investment securities were $0.9 million for the three months ended September 30, 2008, compared to net gains of $14.7 million for the comparable 2007 period. The following table provides a summary of net (losses) gains on investment securities for the three months ended September 30, 2008 and 2007:

	Three months ended
	September 30, 2008					September 30, 2007
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Sponsored Debt Funds	Other	Total	Total
Unrealized gains (losses)	$4,669	$(3,386)	$(2,004)	$—	$(721)	$8,206
Realized gains (losses)	—	1,525	364	(2,044)	(155)	6,513

Total gains (losses) on investment securities, net	$4,669	$(1,861)	$(1,640)	$(2,044)	$(876)	$14,719

Net losses on investment securities of $0.9 million for the three months ended September 30, 2008 were comprised primarily of the following:

•	Net unrealized losses of $5.4 million from lower valuations within our managed funds of funds and sponsored debt funds.

•	Realized losses of $2.0 million, primarily from the sale of our marketable equity securities, which are publicly traded shares acquired upon exercise of equity warrant assets.

•	Net unrealized gains of $4.7 million from higher valuations within our managed co-investment funds.

•	Realized gains of $1.5 million within our managed funds of funds due to net gains from distributions.

Net losses on investment securities were $4.9 million for the nine months ended September 30, 2008, compared to net gains of $40.6 million for the comparable 2007 period. The following table provides a summary of net (losses) gains on investment securities for the nine months ended September 30, 2008 and 2007:

	Nine months ended
	September 30, 2008					September 30, 2007
(Dollars in thousands)	Managed Co- Investment Funds	Managed Funds Of Funds	Sponsored Debt Funds	Other	Total	Total
Unrealized gains (losses)	$2,377	$(7,505)	$(8,279)	$—	$(13,407)	$28,133
Realized gains (losses)	4,672	6,707	924	(3,845)	8,458	12,478

Total gains (losses) on investment securities, net	$7,049	$(798)	$(7,355)	$(3,845)	$(4,949)	$40,611

Net losses on investment securities of $4.9 million for the nine months ended September 30, 2008 were comprised primarily of the following:

•	Net unrealized losses of $15.8 million from lower valuations within our managed funds of funds and sponsored debt funds.

•	Realized losses of $3.8 million, primarily from the sale of our marketable equity securities, which are publicly traded shares acquired upon exercise of equity warrant assets.

•	Realized gains of $11.4 million from our managed funds of funds and managed co-investment funds due to net gains from distributions and liquidity events.

•	Net unrealized gains of $2.4 million from higher valuations within our managed co-investment funds.

As of September 30, 2008, we held investments, either directly or through seven of our managed investment funds, in 433 private equity funds, 73 companies and four sponsored debt funds.

The following table provides a summary of non-GAAP net gains (losses) on investment securities, net of minority interest:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP net (losses) gains on investment securities, net of minority interest (Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
GAAP net (losses) gains on investment securities	$(876)	$14,719	(106.0)%	$(4,949)	$40,611	(112.2)%
Less: (income) losses attributable to minority interests, including carried interest	(1,220)	(11,885)	(89.7)	227	(31,502)	(100.7)

Non-GAAP net (losses) gains on investment securities, net of minority interest	$(2,096)	$2,834	(174.0)%	$(4,722)	$9,109	(151.8)%

Other Noninterest Income

A summary of other noninterest income for the three and nine months ended September 30, 2008 and 2007, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Service-based fee income (1)	$2,072	$1,708	21.3%	$6,329	$3,646	73.6%
Fund management fees	2,228	1,901	17.2	6,105	6,643	(8.1)
Credit card fees	1,473	1,558	(5.5)	4,675	4,322	8.2
(Losses) gains on foreign currency loans revaluation, net	(4,741)	2,133	(322.3)	(2,825)	3,016	(193.7)
Other	3,663	2,614	40.1	8,129	8,210	(1.0)

Total other noninterest income	$4,695	$9,914	(52.6)%	$22,413	$25,837	(13.3)%

(1)	Includes income from SVB Analytics and eProsper.

Other noninterest income was $4.7 million for the three months ended September 30, 2008, compared to $9.9 million for the comparable 2007 period. The decrease of $5.2 million was primarily due to a decrease of $6.9 million from revaluations of foreign currency (primarily Euro and Pounds Sterling) denominated loans, due primarily to the strengthening of the U.S. dollar in the third quarter of 2008, partially offset by a $1.4 million increase from revaluations of non-loan foreign currency instruments and a $0.4 million increase in service-based fee income, primarily due to increased activities from SVB Analytics. SVB Analytics’ revenues increased by $0.4 million to $1.5 million for the three months ended September 30, 2008, compared to $1.1 million for the comparable 2007 period, primarily as a result of an increase in the number of clients. The number of clients increased to 210 for the three months ended September 30, 2008, compared to 148 for the comparable 2007 period.

Other noninterest income was $22.4 million for the nine months ended September 30, 2008, compared to $25.8 million for the comparable 2007 period. The decrease of $3.4 million was primarily due to a decrease of $5.8 million from revaluations of foreign currency denominated loans, partially offset by a $2.7 million increase in service-based fee income, primarily due to increased activities from SVB Analytics. SVB Analytics’ revenues increased by $2.5 million to $4.5 million for the nine months ended September 30, 2008, compared to $2.0 million for the comparable 2007 period, primarily as a result of an increase in the number of clients. The number of clients increased to 604 for the nine months ended September 30, 2008, compared to 260 for the comparable 2007 period.

Noninterest Expense

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Compensation and benefits	$49,598	$56,460	(12.2)%	$153,438	$161,777	(5.2)%
Professional services	9,623	7,847	22.6	27,556	23,673	16.4
Premises and equipment	5,781	4,567	26.6	16,424	14,820	10.8
Net occupancy	4,135	5,149	(19.7)	12,825	16,238	(21.0)
Business development and travel	3,389	2,429	39.5	10,575	8,747	20.9
Correspondent bank fees	1,689	1,511	11.8	5,011	4,371	14.6
Telephone	1,373	1,178	16.6	3,870	4,034	(4.1)
Loss from cash settlement of conversion premium of zero-coupon convertible subordinated notes	—	—	—	3,858	—	—
Data processing services	1,082	1,054	2.7	3,275	2,940	11.4
Reduction of the provision for unfunded credit commitments	(990)	(973)	1.7	(355)	(2,778)	(87.2)
Impairment of goodwill	—	—	—	—	17,204	(100.0)
Other	4,751	3,737	27.1	14,580	11,966	21.8

Total noninterest expense	$80,431	$82,959	(3.0)%	$251,057	$262,992	(4.5)%

The table below provides a summary of non-GAAP noninterest expense, net of minority interest:

	Three months ended September 30,			Nine months ended September 30,
Non-GAAP noninterest expense, net of minority interest (Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
GAAP noninterest expense	$80,431	$82,959	(3.0)%	$251,057	$262,992	(4.5)%
Less: amounts attributable to minority interests	(2,864)	(2,665)	7.5	(8,080)	(8,189)	(1.3)
Less: loss from conversion of convertible subordinated notes	—	—	—	(3,858)	—	—
Less: impact of impairment of goodwill	—	—	—	—	(17,204)	—

Non-GAAP noninterest expense, net of minority interest	$77,567	$80,294	(3.4)%	$239,119	$237,599	0.6%

Compensation and Benefits

Compensation and benefits expense was $49.6 million for the three months ended September 30, 2008, compared to $56.5 million for the comparable 2007 period. The decrease was primarily due to a decline in expense related to our incentive compensation plan and Employee Stock Ownership Plan (“ESOP”), partially offset by an increase in salaries and wages expense, primarily related to an increase in the average number of FTE personnel. The average number of FTE personnel increased to 1,227 for the three months ended September 30, 2008, compared to 1,151 for the comparable 2007 period.

Compensation and benefits expense was $153.4 million for the nine months ended September 30, 2008, compared to $161.8 million for the comparable 2007 period. The decrease was primarily due to decreases in our incentive compensation plan expense and a decrease in salaries and wages expense paid to temporary employees, primarily related to additional expenses incurred in the beginning of 2007 associated with certain information technology (“IT”) projects. These decreases were partially offset by an increase in salaries and wages expense, primarily related to an increase in the average number of FTE personnel. The average number of FTE personnel increased to 1,200 for the nine months ended September 30, 2008, compared to 1,165 for the comparable 2007 period.

Our compensation plans primarily consist of the Incentive Compensation Plan, Direct Drive Incentive Compensation Plan, SVB Financial Group 401(k), ESOP, Retention Program and Warrant Incentive Plan. Total costs incurred under the above plans were $12.7 million and $43.8 million for the three and nine months ended September 30, 2008, respectively, compared to $20.9 million and $49.5 million for the comparable 2007 periods. The decrease of $8.2 million for the three months ended September 30, 2008 was primarily related to a $7.7 million decrease in our Incentive Compensation Plan expense, a $1.4 million decrease in our ESOP expense and a $0.5 million decrease in our Warrant Incentive Plan, partially offset by a $1.8 million increase in our Direct Drive expense. The decrease of $5.7 million for the nine months ended September 30, 2008 was primarily related to a $5.5 million decrease in our Incentive Compensation Plan expense and a $1.2 million decrease in our ESOP expense, partially offset by a $1.4 million increase in our Direct Drive expense.

Professional Services

Professional services expense was $9.6 million and $27.6 million for the three and nine months ended September 30, 2008, respectively, compared to $7.8 million and $23.7 million for the comparable 2007 periods. The increases were primarily attributable to an increase in expenses associated with certain infrastructure projects.

Net Occupancy

Net occupancy expense was $4.1 million for the three months ended September 30, 2008, compared to $5.1 million for the comparable 2007 period. The decrease was primarily attributable to increased amortization of leasehold improvements in the third quarter of 2007 due to a change in the remaining lease terms of certain domestic leases.

Net occupancy expense was $12.8 million for the nine months ended September 30, 2008, compared to $16.2 million for the comparable 2007 period. The decrease was primarily attributable to $1.7 million of lease exit costs recognized in the second quarter of 2007, as we exited three domestic offices in a move to improve synergy and efficiency across business units, as well as increased amortization of leasehold improvements in the third quarter of 2007 due to a change in the remaining lease term of certain domestic leases.

Loss from Cash Settlement of Conversion Premium of Zero-Coupon Convertible Subordinated Notes

During the three months ended June 30, 2008, but prior to the maturity date of our 2003 Convertible Notes, we received a conversion notice to convert notes in the total principal amount of $7.8 million. Consistent with prior early conversions, we elected to settle the conversion fully in cash and paid a total of $11.6 million in cash, which included $3.9 million representing the conversion premium value of the converted notes. Accordingly, we recorded a non-tax deductible loss of $3.9 million as noninterest expense. In connection with this early conversion settlement payment, we exercised call options pursuant to our call-spread arrangement and received a corresponding cash payment of $3.9 million from the counterparty. Accordingly, we recorded an increase in stockholders’ equity of $3.9 million, representing such payment received, which was reflected as additional paid-in capital. As a result, the $3.9 million in noninterest expense we recorded due to this early conversion settlement had no net impact on our total stockholders’ equity.

Reduction of the Provision for Unfunded Credit Commitments

We calculate the provision for unfunded credit commitments based on the credit commitments outstanding, as well as the credit quality of our loan commitments. We recorded a reduction of $1.0 million and $0.4 million to the reserve for unfunded credit commitments for the three and nine months ended September 30, 2008, respectively, compared to $1.0 million and $2.8 million for the comparable 2007 periods. Our reserve for unfunded credit commitments was $13.1 million at September 30, 2008 compared to $11.9 million at September 30, 2007.

The reduction of the provision of $1.0 million and $0.4 million for the three and nine months ended September 30, 2008, respectively, was primarily due to lower utilization of unfunded credit commitments, as well as a reduction in our historical loss experience.

The reduction of the provision of $1.0 million for the three months ended September 30, 2007 reflects our historical credit quality experience. The reduction of the provision of $2.8 million for the nine months ended September 30, 2007 was primarily due to a decrease in our allowance for loan losses as a percentage of total gross loans from 1.22 percent at December 31, 2006 to 1.15 percent at June 30, 2007.

Impairment of Goodwill

In connection with our annual assessment of goodwill of SVB Alliant we recognized impairment charges of $17.2 million during the second quarter of 2007. The impairment resulted from changes in our outlook for SVB Alliant’s future financial performance. After completion of remaining client transactions, all operations at SVB Alliant were ceased as of March 31, 2008.

Other Noninterest Expense

Other noninterest expense largely consisted of tax credit fund amortization, postage and supplies, Federal Deposit Insurance Corporation (“FDIC”) assessments, dues and publications expense and insurance expense. Other noninterest expense was $4.8 million for the three months ended September 30, 2008, compared to $3.7 million for the comparable 2007 period. The increase of $1.1 million was primarily related to increased FDIC assessments of $0.6 million due to a one-time credit received in 2007.

Other noninterest expense was $14.6 million for the nine months ended September 30, 2008, compared to $12.0 million for the comparable 2007 period. The increase of $2.6 million was primarily related to increased FDIC assessments of $1.5 million.

Minority Interest in Net Loss (Income) of Consolidated Affiliates

Minority interest in net loss (income) of consolidated affiliates is primarily related to the minority interest holders’ portion of investment gains or losses and management fees in our managed funds. A summary of minority interest in net loss (income) of consolidated affiliates, for the three and nine months ended September 30, 2008 and 2007, respectively, is as follows:

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Net interest income (1)	$(129)	$(357)	(63.9)%	$(492)	$(1,045)	(52.9)%
Noninterest income (1)	(1,393)	(12,429)	(88.8)	(1,946)	(30,995)	(93.7)
Noninterest expense (1)	2,864	2,665	7.5	8,080	8,189	(1.3)
Carried interest (2)	351	(337)	(204.2)	1,803	(2,788)	(164.7)

Minority interest in net loss (income) of consolidated affiliates	$1,693	$(10,458)	(116.2)%	$7,445	$(26,639)	(127.9)%

(1)	Represents minority interest share in net interest income, noninterest income, and noninterest expense of consolidated affiliates.
(2)	Represents the preferred allocation of income earned by the general partners managing one of our sponsored debt funds and two of our managed funds of funds.

Minority interest in net loss of consolidated affiliates was $1.7 million for the three months ended September 30, 2008, compared to minority interest in net income of $10.5 million for the comparable 2007 period. Minority interest in net loss of consolidated affiliates of $1.7 million for the three months ended September 30, 2008 was primarily attributable to the following:

•	Noninterest expense of $2.9 million, primarily related to management fees paid by our managed funds to the general partner entities at SVB Capital for funds management.

•	Net investment losses and carried interest of $1.9 million from our funds of funds and $1.1 million in net investment losses and carried interest from our sponsored debt funds.

•	Net investment gains of $4.1 million from two of our managed co-investment funds.

Minority interest in net income of consolidated affiliates of $10.5 million for the three months ended September 30, 2007 was primarily attributable to the following:

•

Noninterest income of $12.4 million, primarily related to investment gains from our consolidated funds, particularly related to investment gains from two of our managed funds of funds of $11.2 million.

•	Noninterest expense of $2.7 million primarily related to management fees paid by our managed funds to the general partners at SVB Capital for funds management.

Minority interest in net loss of consolidated affiliates was $7.4 million for the nine months ended September 30, 2008, compared to minority interest in net income of $26.6 million for the comparable 2007 period. Minority interest in net loss of consolidated affiliates of $7.4 million for the nine months ended September 30, 2008 was primarily attributable to noninterest expense of $8.1 million, primarily related to management fees paid by our managed funds. Minority interest in net income of consolidated affiliates of $26.6 million for the nine months ended September 30, 2007 was primarily attributable to the following:

•

Noninterest income of $31.0 million, largely related to investment gains from our consolidated funds, particularly related to investment gains from three of our managed funds of funds and two of our sponsored debt funds, partially offset by net losses from one of our managed co-investment funds.

•	Noninterest expense of $8.2 million primarily related to management fees paid by our managed funds.

Income Taxes

Our effective tax rate was 39.25 percent for the three months ended September 30, 2008, compared to 40.60 percent for the comparable 2007 period. The decrease in the tax rate was primarily attributable to the effect of more tax-advantaged investments on our overall pre-tax income.

Our effective tax rate was 40.90 percent for the nine months ended September 30, 2008, compared to 40.95 percent for the comparable 2007 period. The decrease in the tax rate was primarily attributable to the tax impact of lower non-deductible share-based compensation expense and the effect of more tax-advantaged investments on our overall pre-tax income, partially offset by an increase in the tax rate from the $3.9 million non-tax deductible loss related to our cash settlement of the early conversion of certain of our 2003 Convertible Notes.

At September 30, 2008, the total amount of unrecognized tax benefits was $0.3 million, the recognition of which would reduce our income tax expense by $0.3 million. At January 1, 2008, the total amount of unrecognized tax benefits was $1.1 million, the recognition of which would have reduced our income tax expense by $0.3 million. The decrease in the amount of unrecognized tax benefits was due to the expiration of the applicable statue of limitations for income tax exposures in California and Maryland. Total accrued interest and penalties at September 30, 2008 were $0.2 million.

Operating Segment Results

We have three operating segments in which we report our financial information: Commercial Banking, SVB Capital and Other Business Services.

In July 2007, we reached a decision to cease operations at SVB Alliant, our investment banking subsidiary, which provided advisory services in the areas of mergers and acquisitions, corporate finance, strategic alliances and private placements. We elected to have SVB Alliant complete a limited number of client transactions before finalizing its shut-down. As of March 31, 2008, all such client transactions had been completed, and all operations at SVB Alliant were ceased. Accordingly, SVB Alliant was no longer reported as an operating segment as of the second quarter of 2008. The results of operations for SVB Alliant have been included as part of the Reconciling Items column for the current as well as all prior periods presented.

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

In calculating each operating segment’s noninterest expense, we consider the direct costs incurred by the operating segment as well as certain allocated direct costs. We are in the process of reviewing our allocation methodology and we may make changes to it in future periods. As part of this review, effective January 1, 2008, we began allocating certain corporate overhead costs to a corporate account. Prior to January 1, 2008, all overhead and support costs were allocated to the operating segments. Additionally, also effective January 1, 2008 we include our actual accrued incentive compensation expense at the segment level. Prior to January 1, 2008 we recorded the budgeted incentive compensation expense for each segment as its actual and any differences between segment budget and actual for incentive compensation was recorded in the Reconciling Items column. See additional discussion below under “Reconciliation of Segment and Consolidated Non Interest Expense.”

We do not allocate income taxes to our segments. Additionally, our management reporting model is predicated on average asset balances; therefore, period-end asset balances are not presented for segment reporting purposes. Total average assets equals total average assets from the general ledger effective January 1, 2008. Prior to January 1, 2008, total average assets were calculated as the greater of total average assets or total average deposits and total average stockholder’s equity combined.

The following is our segment information for the three and nine months ended September 30, 2008 and 2007, respectively. We have reclassified all prior period amounts to conform to the current period’s presentation.

Commercial Banking

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Net interest income	$79,475	$86,333	(7.9)%	$236,932	$251,173	(5.7)%
Noninterest income	35,154	29,676	18.5	101,930	82,861	23.0
Noninterest expense	(25,711)	(22,853)	12.5	(76,039)	(71,088)	7.0

Income before income tax expense	$88,918	$93,156	(4.5)	$262,823	$262,946	(0.0)

Total average loans	$3,814,736	$2,798,173	36.3	$3,421,455	$2,577,989	32.7
Total average assets	3,848,441	2,822,026	36.4	3,457,107	2,593,091	33.3
Total average deposits	$4,415,124	$3,694,164	19.5%	$4,213,261	$3,626,022	16.2%

Three months ended September 30, 2008 and 2007

Net interest income from the Commercial Bank (“CB”) decreased by $6.8 million to $79.5 million for the three months ended September 30, 2008, compared to $86.3 million for the comparable 2007 period, primarily related to a decrease in earnings credit received on deposit products, partially offset by an increase in interest income from the CB’s loan portfolio. The decrease in interest income from earnings credit received on deposits was primarily related to decreases in short-term market interest rates, partially offset by increased volumes of deposits, primarily from our money market deposit product for early stage clients introduced in May 2007 and our sweep deposit product introduced in late October 2007. The increase in interest income from the CB’s loan portfolio was primarily due to decreases in the earnings charge incurred by the CB for funded loans and growth in the CB’s loan portfolio, partially offset by a decrease in our average base Prime lending rate to 5.00 percent for the three months ended September 30, 2008, compared to 8.19 percent the comparable 2007 period.

Noninterest income increased by $5.5 million to $35.2 million for the three months ended September 30, 2008, compared to $29.7 million for the comparable 2007 period, primarily related to fee income growth, largely driven by a $2.1 million increase in deposit service charges and a $1.9 million increase in foreign exchange fees. The increase in deposit service charges was primarily attributable to a decrease in the earnings credit rate obtained by clients to offset deposit service changes, which was primarily related to decreases in short-term market interest rates. The increase in foreign exchange fees was primarily due to increased client awareness of these products through our continued marketing efforts, as well as the positive impact of recent market volatility.

Noninterest expense increased by $2.8 million to $25.7 million for the three months ended September 30, 2008, compared to $22.9 million for the comparable 2007 period. The increase in noninterest expense was primarily related to an increase in compensation and benefits expense of $3.2 million, partially offset by a decrease in net occupancy expense of $0.6 million. The increase in compensation and benefits expense was primarily a result of a $1.1 million increase in our incentive compensation plan expense and a $2.0 million increase in salaries and wages expense related to an increase in the average number of FTE employees within the CB, which increased to 498 for the three months ended September 30, 2008, compared to 475 for the comparable 2007 period. The decrease in net occupancy expenses was primarily attributable to increased amortization of leasehold improvements in the third quarter of 2007 due to a change in the remaining lease term of certain domestic leases.

Nine months ended September 30, 2008 and 2007

The CB’s net interest income decreased by $14.3 million to $236.9 million for the nine months ended September 30, 2008, compared to $251.2 million for the comparable 2007 period, primarily related to a decrease in interest income from earnings credit received on deposit products, partially offset by an increase in interest income from the CB’s loan portfolio. The decrease in interest income from earnings credit received on deposits was primarily related to decreases in short-term market interest rates, partially offset by increased volumes of deposits, primarily from our money market deposit product for early stage clients introduced in May 2007 and our sweep deposit product introduced in late October 2007. The increase in interest income from the CB’s loan portfolio was primarily due to decreases in the earnings charge incurred by the CB for funded loans and growth in the CB’s loan portfolio, partially offset by a decrease in our average base Prime lending rate to 5.44 percent for the nine months ended September 30, 2008, compared to 8.23 percent for the comparable 2007 period.

Noninterest income increased by $19.0 million to $101.9 million for the nine months ended September 30, 2008, compared to $82.9 million for the comparable 2007 period, primarily related to fee income growth, largely driven by a $7.1 million increase in deposit service charges, a $6.7 million increase in foreign exchange fees and a $3.2 million increase in client investment fees. The increase in deposit service charges was primarily attributable to a decrease in the earnings credit rate obtained by clients to offset deposit service changes, which was primarily related to decreases in short-term market interest rates. The increase in foreign exchange fees was primarily due to higher volumes of transactions. The increase in client investment fees was primarily attributable to the growth in average client investment funds, particularly from an increase in funds from our later-stage technology clients, as well as an increase in funds from our private equity clients. This increase was partially offset by lower margins earned on repurchase agreements. In addition, we continue to face challenges in growing off-balance sheet funds due to the success of our new on-balance sheet deposit products, as well as the significant decline of IPO’s.

Noninterest expense increased by $4.9 million to $76.0 million for the nine months ended September 30, 2008, compared to $71.1 million for the comparable 2007 period, primarily related to an increase in compensation and benefits expense of $7.5 million, partially offset by a decrease in net occupancy expense of $1.9 million primarily due to lease exit costs recognized in the second quarter of 2007. The increase in compensation and benefits expense was primarily a result of a $4.7 million increase in salaries and wages expense related to an increase in the average number of FTE employees at CB, which increased to 490 for the nine months ended September 30, 2008, compared to 467 for the comparable 2007 period, and a $2.9 million increase in our incentive compensation plan expense.

SVB Capital

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Net interest income	$4	$166	(97.6)%	$155	$531	(70.8)%
Noninterest income	1,417	5,542	(74.4)	4,157	16,647	(75.0)
Noninterest expense	(6,055)	(1,756)	244.8	(15,610)	(8,357)	86.8

(Loss) income before income tax expense	$(4,634)	$3,952	(217.3)	$(11,298)	$8,821	(228.1)

Total average assets	$417,630	$314,043	33.0%	$387,241	$278,598	39.0%

SVB Capital’s components of noninterest income primarily include net gains (losses) on investment securities, net gains (losses) on derivative instruments, and fund management fees, all net of minority interests and carried interest. When we refer to net gains (losses) on investment securities in the discussion below, we are referring to net gains (losses) from investment securities, net of minority interest and including carried interest. When we refer to net gains (losses) on derivative instruments in the discussion below, we are referring to net gains (losses) from derivative instruments, net of minority interest.

We experience variability in the performance of SVB Capital from quarter to quarter due to a number of factors, including changes in the values of our funds’ investments, changes in the amount of distributions and general economic and market conditions. Such variability may lead to volatility in the gains (losses) from investment securities and gains (losses) from derivative instruments and cause our results for a particular period not to be indicative of future performance. The valuation of our consolidated investment funds continues to be affected by a more discerning venture capital environment, a further softening of M&A activity among our portfolio companies in the third quarter of 2008, and a significant decline in IPO’s in 2008.

Three months ended September 30, 2008 and 2007

Noninterest income decreased by $4.1 million to $1.4 million for the three months ended September 30, 2008, compared to $5.5 million for the comparable 2007 period, primarily related to net losses on investment securities for the three months ended September 30, 2008, compared to net gains on investment securities for the comparable 2007 period.

Net losses on investment securities totaled $0.9 million for the three months ended September 30, 2008, compared to net gains of $3.4 million for the comparable 2007 period. The net losses on investment securities of $0.9 million for the three months ended September 30, 2008 were primarily related to net losses of $0.6 million from our sponsored debt funds mainly attributable to decreases in the share prices of certain investments within one of our sponsored debt funds and net losses of $0.8 million from our SVB Financial private equity fund investments primarily from impairments. The net losses were partially offset by unrealized gains from our managed direct co-investment funds of $0.5 million primarily related to higher valuations in the funds’ portfolio companies. The net gains of $3.4 million for the three months ended September 30, 2007 were primarily related to $1.8 million of net increases in the fair value of investments from two of our sponsored debt funds and net gains of $1.2 million from two of our managed funds of funds primarily related to net increases in fair values of fund investments and realized gains from distributions. Net gains on derivative instruments were $0.1 million for the three months ended September 30, 2008, compared to net gains of $0.8 million for the comparable 2007 period.

We received fund management fees of $2.2 million and $1.9 million for the three months ended September 30, 2008 and 2007, respectively. The increase in fund management fees was primarily from the closing of an additional managed fund of funds in the SVB Strategic Investors Fund family towards the end of the second quarter of 2008.

Noninterest expense increased by $4.3 million to $6.1 million for the three months ended September 30, 2008, compared to $1.8 million for the comparable 2007 period, primarily related to an increase in compensation and benefits expense and an increase in expenses related to professional services. The increase in compensation and benefits expense was primarily a result of growth in the number of average FTE employees at SVB Capital, which increased to 43 for the three months ended September 30, 2008, compared to 24 for the comparable 2007 period.

Nine months ended September 30, 2008 and 2007

Noninterest income decreased by $12.4 million to $4.2 million for the nine months ended September 30, 2008, compared to $16.6 million for the comparable 2007 period, primarily related to net losses on investment securities for the nine months ended September 30, 2008, compared to net gains on investment securities for the comparable 2007 period.

Net losses on investment securities totaled $2.2 million for the nine months ended September 30, 2008, compared to net gains of $8.9 million for the comparable 2007 period. The net losses on investment securities of $2.2 million for the nine months ended September 30, 2008 were primarily related to net losses of $3.2 million primarily from valuations at one of our sponsored debt funds mainly attributable to decreases in the share price of certain investments and net losses of $1.1 million from our SVB Financial private equity fund investments primarily from impairments. The net losses were partially offset by net gains of $1.7 million from our managed funds, primarily due to realized gains from distributions.

The net gains of $8.9 million for the nine months ended September 30, 2007 were primarily related to $5.7 million of gains from our sponsored debt funds and $2.6 million of net gains from two of our managed funds of funds, primarily related to net increases in the fair value of fund investments and realized gains from distributions. Net gains on derivative instruments were $0.2 million for the nine months ended September 30, 2008, compared to $1.0 million for the comparable 2007 period.

We received fund management fees of $6.1 million and $6.6 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in 2008 compared to 2007 was primarily due to closes of three of our managed funds during the second quarter of 2007 which resulted in additional management fees from the new limited partners for the nine months ended September 30, 2007.

Noninterest expense increased by $7.2 million to $15.6 million for the nine months ended September 30, 2008, compared to $8.4 million for the comparable 2007 period, primarily related to an increase in compensation and benefits expense. The increase in compensation and benefits expense was primarily a result of growth in the number of average FTE employees at SVB Capital, which increased to 39 for the nine months ended September 30, 2008, compared to 22 for the comparable 2007 period.

Other Business Services

Our Other Business Services group includes SVB Private Client Services, SVB Global, SVB Analytics, and SVB Wine Division.

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
Net interest income	$10,438	$8,201	27.3%	$31,052	$24,945	24.5%
Noninterest income	2,783	2,525	10.2	8,231	5,442	51.2
Noninterest expense	(10,897)	(7,856)	38.7	(31,744)	(23,967)	32.4

Income before income tax expense	$2,324	$2,870	(19.0)	$7,539	$6,420	17.4

Total average loans	$1,003,243	$800,818	25.3	$937,289	$798,907	17.3
Total average assets	1,035,262	822,954	25.8	966,824	820,455	17.8
Total average deposits	400,058	236,710	69.0	423,794	248,264	70.7
Goodwill	$4,092	$4,092	—%	$4,092	$4,092	—%

Net Interest Income – Other Business Services

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
SVB Private Client Services	$3,681	$3,603	2.2%	$11,185	$10,735	4.2%
SVB Global	3,298	1,728	90.9	9,143	5,598	63.3
SVB Analytics	(30)	(36)	(16.7)	(108)	(107)	0.9
SVB Wine Division	3,489	2,906	20.1	10,832	8,719	24.2

Total Other Business Services	$10,438	$8,201	27.3%	$31,052	$24,945	24.5%

Three and nine months ended September 30, 2008 and 2007

The increases in net interest income of $2.2 million and $6.2 million to $10.4 million and $31.1 million for the three and nine months ended September 30, 2008, respectively, compared to $8.2 million and $24.9 million for the comparable 2007 periods, were primarily due to increases from SVB Global and SVB Wine Division. The increases in net interest income for SVB Global were primarily due to our increased focus on serving our international venture fund clients, which resulted in an increase in average deposit balances. The increase in net interest income for SVB Wine Division was primarily due to decreases in the earnings charge incurred by SVB Wine Division for funded loans, primarily related to decreases in short-term market interest rates.

Noninterest Income – Other Business Services

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
SVB Private Client Services	$176	$272	(35.3)%	$642	$741	(13.4)%
SVB Global	531	564	(5.9)	1,369	1,054	29.9
SVB Analytics	1,874	1,500	24.9	5,646	3,056	84.8
SVB Wine Division	202	189	6.9	574	591	(2.9)

Total Other Business Services	$2,783	$2,525	10.2%	$8,231	$5,442	51.2%

Three and nine months ended September 30, 2008 and 2007

The increases in noninterest income of $0.3 million and $2.8 million to $2.8 million and $8.2 million for the three and nine months ended September 30, 2008, respectively, compared to $2.5 million and $5.4 million for the comparable 2007 periods, were primarily due to increases from SVB Analytics. SVB Analytics’ revenues increased by $0.4 million and $2.5 million to $1.9 million and $5.6 million for the three and nine months ended September 30, 2008, respectively, compared to $1.5 million and $3.1 million for the comparable 2007 periods, primarily as a result of an increase in the number of clients. The number of clients (for SVB Analytics only) increased to 210 and 604 for the three and nine months ended September 30, 2008, compared to 148 and 260 for the comparable 2007 periods.

Noninterest Expense – Other Business Services

	Three months ended September 30,			Nine months ended September 30,
(Dollars in thousands)	2008	2007	% Change	2008	2007	% Change
SVB Private Client Services	$2,440	$1,363	79.0%	$7,691	$5,958	29.1%
SVB Global	4,371	2,754	58.7	12,723	8,110	56.9
SVB Analytics	2,807	2,635	6.5	7,465	6,076	22.9
SVB Wine Division	1,279	1,104	15.9	3,865	3,823	1.1

Total Other Business Services	$10,897	$7,856	38.7%	$31,744	$23,967	32.4%

Three and nine months ended September 30, 2008 and 2007

The increases in noninterest expense of $3.0 million and $7.7 million to $10.9 million and $31.7 million for the three and nine months ended September 30, 2008, respectively, compared to $7.9 million and $24.0 million for the comparable 2007 periods were primarily due to increases for SVB Private Client Services, SVB Global and SVB Analytics. The increase in SVB Private Client Services expense was primarily related to the establishment of the SVB Private Equity Relationship group. The increase in SVB Global’s expense was primarily related to an increase in allocated compensation and benefits expense as a result of our focus on global initiatives, as well as an increase the average number of FTE employees, which increased to 29 and 26 for the three and nine months ended September 30, 2008, compared to 24 and 23 for the comparable 2007 periods. The increase in SVB Analytics’s expense was a result of continued growth in this business.

Reconciliation of Segment and Consolidated Company Noninterest Expense

At the consolidated company level, for the three and nine months ended September 30, 2008 compared to the same periods in 2007, the Company’s reported compensation and benefits costs decreased (see discussion above under “ Noninterest Expense – Compensation and Benefits”. However, within our business segments, as discussed above, we noted that noninterest expense increased for the three and nine months ended September 30, 2008 when compared to the comparable periods in 2007 due principally to increases in compensation and benefits expense.

The primary drivers for the overall, Company level decrease in compensation and benefits expense from 2007 to 2008 was the result of the following factors which under our management reporting do not get recorded at the business segment level but instead are recorded at the administrative / corporate level and are included in the ”Reconciling Items” column above.

•

Results for the three and nine months ended September 30, 2007 included the compensation and benefits expense related to Alliant, our former investment banking unit that we shut down in March 2008. Total noninterest expense related to Alliant for the three and nine months ended September 30, 2007 was $5.6 million and $33.3 million respectively.

•

Incentive compensation in 2007 was significantly higher relative to the 2007 budget as the Company’s performance substantially exceeded expected targets for incentive compensation plans. However, the 2008 incentive compensation and benefits expense is lower relative to 2007 due to the 2008 Company performance not exceeding targets for incentive compensation plans at the same levels as in 2007.

•

Additionally, for 2007, we recorded the difference between budget and actual amounts of incentive compensation for all segments in the “Reconciling Items” column. These amounts were $6.1 million and $9.1 million for the three and nine months ended September 30, 2007 respectively.

•	The above decreases were partially offset by increases in the number of employees to support our growth and annual salary increases in 2008 compared to 2007.

Consolidated Financial Condition – SVB Financial Group and Subsidiaries

Our total assets were $8.07 billion at September 30, 2008, an increase of $1.38 billion, or 20.6 percent, compared to $6.69 billion at December 31, 2007.

Securities Purchased Under Agreements to Resell and Other Short-Term Investments

Interest earning deposits, securities purchased under agreements to resell and other short-term investments totaled $379.1 million at September 30, 2008, an increase of $20.4 million, or 5.7 percent, compared to $358.7 million at December 31, 2007. The increase was primarily due to increased levels of money market mutual funds of $64.5 million, securities purchased under agreements to resell of $24.8 million and interest bearing deposits of $6.5 million, partially offset by lower levels of short-term agency discount notes of $75.4 million.

Investment Securities

Investment securities totaled $1.78 billion at September 30, 2008, an increase of $177.4 million, or 11.1 percent, compared to $1.60 billion at December 31, 2007. The increase in investment securities was primarily related to increases in our non-marketable securities, mainly due to continued investments by SVB Capital and increases in the balances of our marketable securities, particularly our mortgage-backed securities and collateralized mortgage obligations.

Marketable Securities

Marketable securities consist of our available-for-sale fixed income investment portfolio and marketable securities accounted for under investment company fair value accounting.

Our fixed income investment portfolio is managed to maximize portfolio yield over the long-term in a manner consistent with our liquidity, credit diversification and asset/liability strategies. All securities in our fixed income investment portfolio are currently held as available-for-sale. Available-for-sale securities were $1.34 billion at September 30, 2008, an increase of $79.7 million, or 6.3 percent, compared to $1.26 billion at December 31, 2007. The increase was primarily related to a $74.8 million increase in our mortgage-backed securities, a $46.4 million increase in our collateralized mortgage obligations and a $23.8 million increase in our non-taxable investment securities, partially offset by a $39.7 million decrease in our U.S. agency securities and a $10.1 million decrease in our U.S. treasury securities, primarily due to scheduled maturities and paydowns. The duration of our fixed income investment portfolio increased to 2.5 years at September 30, 2008, compared to 2.3 years at December 31, 2007. Changes in portfolio duration are impacted by the effect of changing interest rates on mortgage-backed securities and collateralized mortgage obligations as well as changes in the mix of longer versus shorter term to maturity securities. A relative increase in mortgage-backed securities and collateralized mortgage obligations versus other portfolio securities and an increase in longer-term municipal bonds relative to holdings in shorter-term US Treasury and Agency bonds contributed to the increase in portfolio duration.

Marketable securities accounted for under investment company accounting represents investments managed by SVB Capital that were originally made within our non-marketable securities portfolio and have been converted into publicly-traded shares. Marketable securities were $2.3 million at September 30, 2008, a decrease of $1.3 million, or 36.1 percent, compared to $3.6 million at December 31, 2007.

Non-Marketable Securities

Non-marketable securities primarily represent investments managed by SVB Capital as part of our investment funds management business and include funds of funds, co-investment funds and sponsored debt funds, as well as direct equity and fund investments. Non-marketable securities were $438.9 million ($152.9 million net of minority interests) at September 30, 2008, an increase of $99.0 million, or 29.1 percent, compared to $339.9 million ($115.7 million net of minority interests) at December 31, 2007. The increase of $99.0 million was primarily related to a $37.2 million increase in private equity fund investments accounted for using investment company fair value accounting, a $34.8 million increase in other private equity investments accounted for using investment company fair value accounting, and a $26.2 million increase in private equity fund investments accounted for using cost method accounting. The increase of $37.2 million in private equity fund investments was due to additional investments made by each of our managed funds, with particular growth in SVB Strategic Investors Fund III, LP. The increase of $34.8 million in other private equity investments related primarily to additional investments from SVB Capital Partners II, LP. The increase of $26.2 million in private equity fund investments related primarily to additional contributions to SVB Financial’s direct investment in private equity funds. These increases were partially offset by a decrease of $9.8 million in other investments accounted for using investment company fair value accounting related primarily to lower valuations and from the conversion of certain loan investments into marketable securities from one of our sponsored debt funds.

Loans

Loans, net of unearned income were $5.29 billion at September 30, 2008, an increase of $1.14 billion, or 27.5 percent, compared to $4.15 billion at December 31, 2007. Unearned income was $38.2 million at September 30, 2008, an increase of $11.8 million, or 44.7 percent, compared to $26.4 million at December 31, 2007. The majority of our loans are commercial in nature. Total gross loans were $5.32 billion at September 30, 2008, an increase of $1.14 billion, or 27.3 percent, compared to $4.18 billion at December 31, 2007. The breakdown of total gross loans by industry sector is as follows:

Industry Sector	September 30, 2008		December 31, 2007
(Dollars in thousands)	Amount	Percentage	Amount	Percentage
Technology (1)	$2,477,221	46.5%	$1,948,925	46.6%
Private Equity	1,111,047	20.9	773,932	18.5
Life Sciences (1)	539,190	10.1	407,856	9.8
Private Client Services	516,950	9.7	402,563	9.6
Premium Wine	403,208	7.6	375,562	9.0
All Other Sectors	275,707	5.2	269,260	6.5

Total Gross Loans	$5,323,323	100.0%	$4,178,098	100.0%

(1)	Included in the technology and life science niches are loans provided to emerging growth clients, which represent approximately 11 percent of total gross loans at September 30, 2008, compared to 14 percent at December 31, 2007.

Credit Quality, Allowance for Loan Losses and Reserve for Unfunded Credit Commitments

Nonperforming assets consist of loans past due 90 days or more, loans on nonaccrual status and foreclosed property classified as Other Real Estate Owned (“OREO”). All nonperforming loans represent impaired loans. The table below sets forth certain data and ratios between nonperforming loans, nonperforming assets and the allowance for loan losses:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Nonperforming loans:
Loans past due 90 days or more	$247	$—
Nonaccrual loans	9,140	7,634

Total nonperforming loans	9,387	7,634
OREO	1,385	1,908

Total nonperforming assets	$10,772	$9,542

Nonperforming loans as a percentage of total gross loans	0.18%	0.18%
Nonperforming assets as a percentage of total assets	0.13%	0.14%
Allowance for loan losses	$60,290	$47,293
As a percentage of total gross loans	1.13%	1.13%
As a percentage of nonperforming loans	642.27%	619.50%
Reserve for unfunded credit commitments (1)	$13,091	$13,446

(1)	The “Reserve for unfunded credit commitments” is included as a component of “Other Liabilities”. See “Reduction of the Provision for Unfunded Credit Commitments” above for a discussion of the changes to the reserve.

Accrued Interest Receivable and Other Assets

A summary of accrued interest receivable and other assets at September 30, 2008 and December 31, 2007 is as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007	% Change
Derivative assets, gross (1)	$82,344	$65,598	25.5%
Deferred tax assets and income tax receivable, net	67,142	69,026	(2.7)
Accrued interest receivable	36,354	30,624	18.7
FHLB and FRB stock	33,379	27,210	22.7
OREO	1,385	1,908	(27.4)
Other	56,518	64,296	(12.1)

Total accrued interest receivable and other assets	$277,122	$258,662	7.1%

(1)	See “Derivatives, Net” section below.

Accrued Interest Receivable

Accrued interest receivable consists of interest on investment securities and loans. The increase of $5.8 million from December 31, 2007 was primarily due to an increase in interest receivable on loans due to growth in our loan portfolio.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

Our FHLB and FRB stock are restricted, as we are required to hold shares of FHLB and FRB stock under the Bank’s borrowing agreements. We had $23.5 million and $17.9 million in FHLB stock at September 30, 2008 and December 31, 2007, respectively, and $9.9 million and $9.3 million in FRB stock at September 30, 2008 and December 31, 2007, respectively. The increase in FHLB stock was due to higher capital stock requirements at the Federal Home Loan Bank.

Derivatives, Net

Derivative instruments are recorded as a component of other assets and other liabilities on the balance sheet. The following table provides a summary of derivative assets (liabilities), net at September 30, 2008 and December 31, 2007:

(Dollars in thousands)	September 30, 2008	December 31, 2007	% Change
Assets (liabilities):
Equity warrant assets	$39,054	$31,317	24.7%
Interest rate swaps—assets	28,199	21,499	31.2
Interest rate swaps—liabilities	(847)	(1,304)	(35.0)
Foreign exchange forward and option contracts—assets	15,091	12,782	18.1
Foreign exchange forward and option contracts—liabilities	(10,797)	(11,196)	(3.6)
Covered call options—liabilities (1)	(1)	—	—

Total derivatives, net	$70,699	$53,098	33.1%

(1)	Represents covered call options held by one of our sponsored debt funds.

Equity Warrant Assets

As part of negotiated credit facilities and certain other services, we frequently obtain rights to acquire stock in the form of equity warrant assets in certain client companies. The change in fair value of equity warrant assets is recorded in gains on derivatives instruments, net, in noninterest income, a component of consolidated net income. The following table provides a summary of transactions and valuation changes for equity warrant assets for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance, beginning of period	$36,463	$35,536	$31,317	$37,725
New equity warrant assets	2,646	1,932	7,409	5,291
Non-cash increases in fair value	1,265	2,043	4,523	5,640
Exercised equity warrant assets	(370)	(3,109)	(2,300)	(10,787)
Terminated equity warrant assets	(950)	(514)	(1,895)	(1,981)

Balance, end of period	$39,054	$35,888	$39,054	$35,888

Interest Rate Swaps

Concurrent with the issuance of $250.0 million in 5.70% senior notes and $250.0 million in 6.05% subordinated notes in May 2007, we entered into interest rate swap agreements, whereby we swapped the fixed interest rate of the notes with a variable interest rate based on LIBOR to hedge against the risk of changes in fair values due to changes in interest rates. The interest rate swap agreement for the senior notes provided a cash benefit of $1.5 million and $3.1 million for the three and nine months ended September 30, 2008, respectively, compared to interest expense of $0.3 million and $0.4 million for the comparable 2007 periods. The interest rate swap agreement for the subordinated notes provided a cash benefit of $1.6 million and $3.3 million for the three and nine months ended September 30, 2008, respectively, compared to interest expense of $0.2 million and $0.3 million for the comparable 2007 periods. The cash benefits for the senior and subordinated notes were recognized in the consolidated statements of income as a reduction in interest expense.

The interest rate swap agreement related to our 7.0% junior subordinated debentures provided a cash benefit of $0.4 million and $0.9 million for the three and nine months ended September 30, 2008, respectively, compared to $39 thousand and $0.1 million for the comparable 2007 periods. The cash benefit was recognized in the consolidated statements of income as a reduction in interest expense. For the three and nine months ended September 30, 2008, we recorded a net loss resulting from a non-cash decrease in fair value of the hedge agreement of $10 thousand and a net gain resulting from a non-cash increase in fair value of the hedge agreement of $0.4 million, respectively, which was reflected in gains on derivative instruments, net. For the three and nine months ended September 30, 2007, we recorded net losses resulting from non-cash decreases in fair value of the hedge agreement of $0.3 million and $0.1 million, respectively, which were reflected in gains on derivative instruments, net.

Foreign Exchange Forward and Foreign Currency Option Contracts

At September 30, 2008 and December 31, 2007, the aggregate notional amounts of our foreign exchange forward contracts were $576.3 million and $580.9 million, respectively. Our maximum credit risk for counterparty nonperformance for foreign exchange forward contracts with both clients and correspondent banks at September 30, 2008 and December 31, 2007 amounted to $14.8 million and $12.3 million, respectively.

At September 30, 2008 and December 31, 2007, the aggregate notional amounts of our foreign currency option contracts totaled $9.4 million and $63.9 million, respectively. Our maximum credit risk to nonperformance of counterparties at September 30, 2008 and December 31, 2007 was $0.3 million and $0.5 million, respectively.

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

At issuance, under the terms of the convertible note hedge, upon the occurrence of conversion events, we have the right to purchase up to 4,713,125 shares of our common stock from the counterparty at a price of $53.04 per common share. The convertible note hedge agreement will expire on April 15, 2011. We have the option to settle any amounts due under the convertible note hedge either in cash or net shares of our common stock. The cost of the convertible note hedge is included in stockholders’ equity in accordance with the guidance in EITF 00-19. The call option under the convertible note hedge is exercisable in the event of a note conversion. For the three months ended September 30, 2008, there were no note conversions and, consequently, no exercises under the call option.

At issuance, under the warrant agreement, the counterparty can purchase up to 4,713,125 shares of our common stock at $64.43 per share, upon the occurrence of the conversion events referenced above. The warrant transaction will expire ratably on a series of expiration dates commencing on July 15, 2011. The warrant is exercisable in the event of a note conversion. For the three months ended September 30, 2008, there were no note conversions and, consequently, no exercises under the warrant.

Deposits

Deposits were $5.43 billion at September 30, 2008, an increase of $821.4 million, or 17.8 percent, compared to $4.61 billion at December 31, 2007. The increase in our deposit balance was primarily due to increases in balances of all our interest-bearing deposits, with particular growth in our sweep deposit product introduced in October 2007 and our money market deposit product for early stage clients introduced in May 2007, partially offset by a decrease in our noninterest-bearing demand deposits. Our sweep deposit product increased by $350.4 million to $422.5 million at September 30, 2008, compared to $72.1 million at December 31, 2007. Our money market deposit product for early stage clients increased by $217.7 million to $607.0 million at September 30, 2008, compared to $389.3 million at December 31, 2007. At September 30, 2008, 40.5 percent of our total deposits were interest-bearing deposits, compared to 30.0 percent at December 31, 2007. We expect this percentage to increase as we continue to grow our interest-bearing deposits.

At September 30, 2008, the aggregate balance of time deposit accounts individually exceeding $100,000, totaled $336.0 million, compared to $286.0 million at December 31, 2007. At September 30, 2008, substantially all time deposit accounts exceeding $100,000 in balances were scheduled to mature within one year. No material portion of our deposits has been obtained from a single depositor and the loss of any one depositor would not materially affect our business.

Short-Term Borrowings and Long-Term Debt

Short-Term Borrowings

At September 30, 2008 and December 31, 2007, we had short-term borrowings of $425.0 million and $90.0 million, respectively. Short-term borrowings include federal funds purchased and FHLB advances and have a remaining maturity of one year or less. The increase in short-term borrowings of $335.0 million at September 30, 2008, compared to December 31, 2007 was primarily used to fund our loan growth.

Long-Term Debt

At September 30, 2008 and December 31, 2007, we had long-term debt of $981.9 million and $875.3 million, respectively. At September 30, 2008, long-term debt included FHLB advances, 5.70% senior and 6.05% subordinated notes, 2008 Convertible Notes, junior subordinated debentures, and other long-term debt. The increase in long-term debt of $106.6 million at September 30, 2008, compared to December 31, 2007, was primarily attributable to the issuance of $250 million of 2008 Convertible Notes in April 2008, partially offset by the maturity of our 2003 Convertible Notes on June 15, 2008. Please refer to the discussion of the issuance of our 2008 Convertible Notes and the settlement of our 2003 Convertible Notes in Note 9 (Short-Term Borrowings and Long-Term Debt) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report.

Other Liabilities

A summary of other liabilities at September 30, 2008 and December 31, 2007, respectively, is as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007	% Change
Accrued compensation	$47,664	$67,484	(29.4)%
Reserve for unfunded credit commitments	13,091	13,446	(2.6)
Derivative liabilities, gross (1)	11,645	12,500	(6.8)
Other	103,340	105,813	(2.3)

Total other liabilities	$175,740	$199,243	(11.8)%

(1)	See “Derivatives, Net” section above.

Accrued Compensation

Accrued compensation primarily consists of accrued vacation, the Incentive Compensation Plan, Retention Program, ESOP, Direct Drive Incentive Compensation Plan, and the Warrant Incentive Plan. The decrease of $19.8 million was primarily due to 2007 annual incentive compensation payouts received by employees in February 2008, partially offset by additional compensation accruals made in 2008. Additionally, our incentive compensation accruals as of September 30, 2008 are at lower levels compared to September 30, 2007.

Minority Interest In Capital of Consolidated Affiliates

Minority interest in capital of consolidated affiliates totaled $325.0 million and $240.1 million at September 30, 2008 and December 31, 2007, respectively. The increase of $84.9 million was primarily due to equity transactions, which included $97.4 million of contributed capital, primarily from investors in four of our managed funds for the purpose of investing in limited partnerships and portfolio companies, partially offset by $5.0 million in distributions to the minority interest holders and $7.4 million of net losses and carried interest from consolidated affiliates, primarily from our managed funds of funds and one of our sponsored debt funds.

Capital Resources

Our management seeks to maintain adequate capital to support anticipated asset growth, operating needs and credit risks, and to ensure that SVB Financial and the Bank are in compliance with all regulatory capital guidelines. Our primary sources of new capital include retained earnings and proceeds from the sale and issuance of common stock or other securities.

Common Stock

We repurchased 1.0 million shares totaling $45.6 million for the nine months ended September 30, 2008, compared to 1.9 million shares totaling $97.3 million for the comparable 2007 period. On July 24, 2008, our Board of Directors approved a stock repurchase program authorizing us to purchase up to $150 million of our common stock, which expires on December 31, 2009.

From time to time, we may implement a non-discretionary trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, under which we automatically repurchase shares of our common stock pursuant to a predetermined formula for a specified period of time.

As of close of business on November 1, 2008, $150.0 million of our common stock remain authorized for repurchase under our common stock repurchase program. Given the challenges of the current capital markets environment and our plans for continued investment in our business to support future growth, we are inclined to retain our capital and maintain sufficient liquidity, and as a result, do not currently expect to repurchase shares at a level that is comparable to recent past quarters. We will continue to evaluate this position on an ongoing basis.

Stockholders’ Equity

Stockholders’ equity totaled $730.7 million at September 30, 2008, an increase of $54.0 million, or 8.0 percent, compared to $676.7 million at December 31, 2007. This increase was primarily the result of net income and the issuance of stock options during the nine months ended September 30, 2008, partially offset by common stock repurchases and the net cost of the convertible note hedge and warrant agreement entered into concurrently with the issuance of our 2008 Convertible Notes. SVB Financial has not paid a cash dividend on our common stock since 1992 and, as of September 30, 2008, there were no plans for any payment of dividends.

Funds generated through retained earnings are a significant source of capital and liquidity and are expected to continue to be so in the future. Our management engages in a regular capital planning process in an effort to make effective use of the capital available to us. The capital plan considers capital needs for the foreseeable future and allocates capital to both existing and future business activities. Expected future activities for which capital may be set aside for include funding for loan growth, potential product and business expansions and strategic or infrastructure investments.

Capital Ratios

Both SVB Financial and the Bank are subject to capital adequacy guidelines issued by the Federal Reserve Board. Under these capital guidelines, the minimum total risk-based capital ratio and Tier 1 risk-based capital ratio requirements are 10.0% and 6.0%, respectively, for a well-capitalized depository institution. Under the same capital adequacy guidelines, a well-capitalized depository institution must maintain a minimum Tier 1 leverage ratio (Tier 1 Capital divided by quarterly average assets) of 5.0%.

Both SVB Financial and the Bank’s capital ratios were in excess of regulatory guidelines for a well-capitalized depository institution at September 30, 2008 and December 31, 2007. Capital ratios for SVB Financial and the Bank are set forth below:

	September 30, 2008	December 31, 2007
SVB Financial:
Total risk-based capital ratio	14.25%	16.02%
Tier 1 risk-based capital ratio	9.94	11.07
Tier 1 leverage ratio	10.80%	11.91%

Bank:
Total risk-based capital ratio	13.44%	14.51%
Tier 1 risk-based capital ratio	9.03	9.41
Tier 1 leverage ratio	10.04%	10.19%

The decrease in the total risk-based and Tier 1 capital ratios for SVB Financial at September 30, 2008, compared to December 31, 2007, was primarily due to favorable growth in loans relative to growth in lower risk-weighted assets in conjunction with accumulated share repurchase activity during the period. For the same period, relatively smaller decreases in the total risk-based and Tier 1 capital ratios for the Bank were affected by the same relative increases in risk-weighted assets but were beneficially offset by increases in retained earnings at the Bank. For both SVB Financial and the Bank, decreases in the Tier 1 leverage ratio were reflective of net changes in total and Tier 1 capital (inclusive of share repurchase activity and dividends paid from the Bank to the holding company) and higher average period end assets (driven by favorable loan growth) at September 30, 2008 compared to December 31, 2007.

Off-Balance Sheet Arrangements

In the normal course of business, we use financial instruments with off-balance sheet risk to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit, credit card guarantees and commitments to invest in private equity fund investments. These instruments involve, to varying degrees, elements of credit risk. Credit risk is defined as the possibility of sustaining a loss because other parties to the financial instrument fail to perform in accordance with the terms of the contract. Please refer to the discussion of our off-balance sheet arrangements in Note 14 (Obligations under Guarantees) of the “Notes to Interim Consolidated Financial Statements (unaudited)” under Part I, Item 1 in this report.

Liquidity

The objective of liquidity management is to ensure that funds are available in a timely manner to meet our financial needs, including paying creditors, meeting depositors’ needs, accommodating loan demand and growth, fund investments, repurchasing shares and other capital needs, without incurring undue cost or risk, or causing a disruption to normal operating conditions.

We regularly assess the amount and likelihood of projected funding requirements through a review of factors such as historical deposit volatility and funding patterns, present and forecasted market and economic conditions, individual client funding needs, and existing and planned business activities. Our Asset/Liability Committee (“ALCO”), which is a management committee, provides oversight to the liquidity management process and recommends policy guidelines, subject to the approval of the Finance Committee of our Board of Directors, and courses of action to address our actual and projected liquidity needs.

Historically, we have attracted a stable, low-cost deposit base, which has been our primary source of liquidity. From time to time, depending on market conditions, prevailing interest rates or our introduction of additional interest-bearing deposit products, our deposit levels and cost of deposits may fluctuate. We introduced an interest-bearing money market deposit product for early stage clients in the second quarter of 2007 and an interest-bearing sweep deposit product in late October 2007. We continue to expand on opportunities to increase our liquidity and take steps to carefully manage our liquidity.

We have increased our use of other sources of liquidity available to us, primarily our long-term indebtedness. Our long-term debt outstanding increased by $126.5 million to $981.9 million at September 30, 2008, compared to $875.3 million at December 31, 2007, primarily due to the issuance of $250.0 million in 3.875% convertible senior notes in April 2008. We used $141.9 million of the net proceeds to settle the conversion of our zero-coupon convertible subordinated notes, which matured in June 2008. All of the remaining proceeds were used for general corporate purposes.

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

On a stand-alone basis, SVB Financial’s primary liquidity channels include dividends from the Bank, its investment portfolio assets, cash and cash equivalents, and its ability to raise debt and capital. The ability of the Bank to pay dividends is subject to certain regulations described in “Business–Supervision and Regulation–Restriction on Dividends” under Part I, Item 1 of our 2007 Form 10-K.

Consolidated Summary of Cash Flows

Below is a summary of our average cash position and statement of cash flows for the nine months ended September 30, 2008 and 2007, respectively. Please refer to our Interim Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2008, and 2007 under Part I, Item 1 in this report.

	Nine months ended September 30,
(Dollars in thousands)	2008	2007
Average cash and due from banks	$256,343	$276,202
Average federal funds sold, securities purchased under agreements to resell and other short-term investment securities	484,892	326,761

Average cash and cash equivalents	$741,235	$602,963

Percentage of total average assets	10.4%	10.2%

Net cash provided by operating activities	$113,327	$130,423
Net cash used for investing activities	(1,359,527)	(175,457)
Net cash provided by financing activities	1,314,735	71,568

Net increase in cash and cash equivalents	$68,535	$26,534

Average cash and cash equivalents increased by $138.2 million to $741.2 million for the nine months ended September 30, 2008, compared to $603.0 million for the comparable 2007 period, primarily to due to net proceeds of $243.2 million from the issuance of our 2008 Convertible Notes in April 2008. We used $141.9 million of the net proceeds to settle the conversion of our 2003 Convertible Notes, which matured on June 15, 2008.

Cash provided by operating activities was $113.3 million for the nine months ended September 30, 2008, which included net income of $76.2 million. Significant adjustments for noncash items that increased cash provided by operating activities included $29.8 million related to the provision for loan losses, $18.6 million of depreciation and amortization, $16.4 million related to deferred income tax benefits and $10.9 million of share-based compensation amortization. Significant adjustments for noncash items that decreased cash provided by operating activities included $7.4 million of minority interest in net losses of consolidated affiliates, $6.9 million of net changes in the fair value of derivatives and $6.1 million of amortization of deferred warrant-related loan fees. Additionally, cash provided by operating activities decreased by $19.8 million primarily due to a decrease in accrued compensation related to annual incentive compensation payouts received by employees during the three months ended March 31, 2008.

Cash used for investing activities was $1.36 billion for the nine months ended September 30, 2008. Net cash outflow was driven primarily by a net increase in loans of $1.16 billion, purchases of available-for-sale securities of $302.3 million, purchases of non-marketable securities of $129.7 million and purchases of premises and equipment of $6.0 million. Net cash inflows related primarily to proceeds from the sales, maturities and pay downs of available-for-sale securities of $198.6 million, and non-marketable securities of $31.0 million.

Cash provided by financing activities was $1.31 billion for the nine months ended September 30, 2008. Net cash inflow was driven primarily by increases in deposits of $821.4 million, increases in short-term borrowings of $335.0 million, net proceeds of $243.2 million from the issuance of our 2008 Convertible Notes, capital contributions, net of distributions, from minority interests of $92.3 million and proceeds from the issuance of our common stock and Employee Stock Purchase Plan (“ESPP”) of $29.8 million. Net cash outflows related primarily to the early conversion and final settlement of our 2003 Convertible Notes of $149.7 million, common stock repurchases of $45.6 million and the net cost of the convertible note hedge and warrant agreement related to our 2008 Convertible Notes of $20.6 million.

Other Considerations

In October 2008, the U.S. Department of Treasury (“Treasury”) announced its Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”) to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the CPP, Treasury intends to purchase up to $250 billion of senior preferred shares and warrants to purchase common stock pursuant to certain standardized terms. The CPP is available to qualifying U.S. controlled banks, savings associations and certain bank and savings and loan holding companies that meet certain eligibility requirements.

The maximum subscription amount available to a participating institution is the lesser of $25 billion or 3 percent of total risk-weighted assets based on information contained in the latest quarterly supervisory report filed by the institution with its appropriate Federal banking agency. Treasury has announced that it intends to fund the share purchase transaction by the end of 2008.

Based on the Treasury’s form agreements and published term sheet, which are publicly available on the Treasury’s website, the senior preferred shares will, among other things:

•	Qualify as Tier 1 capital;

•	Rank senior to common stock;

•	Pay a cumulative dividend rate of 5 percent per annum for the first five years, and will reset to a rate of 9 percent per annum after the fifth year;

•	Be non-voting, other than class voting rights on matters that could adversely affect the shares, including certain mergers or consolidations of the Company;

•	Be callable at par after three years subject to the approval of the appropriate Federal banking agency with respect to the Company;

•

Prior to the end of three years, be redeemable with proceeds from certain qualifying equity offering of any Tier 1 perpetual preferred stock or common stock subject to the approval of the appropriate Federal banking agency with respect to the Company; and

•	Be transferable by Treasury to a third party at any time.

Treasury will also receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the senior preferred investment. The exercise price on the warrants will be the market price of the participating institution’s common stock at the time of issuance, based on a 20-trading day trailing average.

Companies participating in the CPP must agree to certain registration obligations, including the filing of a shelf registration statement, with respect to the senior preferred stock and warrants and any securities issued or issuable with respect to such securities. In addition, companies participating in the CPP must also adopt the Treasury’s standards for corporate governance and executive compensation for the period during which Treasury holds equity issued under the CPP. Corporate governance standards include certain restrictions on companies from repurchasing its shares and declaring or paying dividends. Executive compensation standards, which generally apply to the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the next three most highly compensated executive officers, include the following:

•	Ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the company;

•	Required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate;

•	Prohibition on the financial institution from making any golden parachute payment to a senior executive based on the Internal Revenue Code provision;

•	Agreement not to deduct for tax purposes executive compensation in excess of $500,000.

If we were to participate in CPP, we would be subject to these additional standards as well.

Fair Value

Beginning in the first quarter of 2008, the assessment of fair value for our financial instruments is based on the provisions of SFAS No. 157.

At September 30, 2008, approximately 21.5 percent of our total assets, or $1.74 billion, consisted of financial assets recorded at fair value on a recurring basis. Of these assets, 79.8 percent used valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 measurements, to measure fair value, and 20.2 percent of these financial assets were measured using model-based techniques, or Level 3 measurements. Almost all of our financial assets valued using Level 3 measurements at September 30, 2008 represented non-marketable securities. At September 30, 2008, 0.2 percent of total liabilities, or $11.6 million, consisted of financial liabilities recorded at fair value on a recurring basis, which were valued using market-observable inputs. There were no material transfers in/out of Level 3 for the nine months ended September 30, 2008. Our valuation processes include a number of key controls that are designed to ensure that fair value is calculated appropriately. Such controls include a model validation policy requiring that models that provide values used in financial statements be validated by qualified personnel and escalation procedures to ensure that valuations using unverifiable inputs are identified and monitored on a regular basis by senior management.

As of September 30, 2008, our available for sale investment portfolio, consisting primarily of U.S. treasuries, U.S. agency debentures, investment grade mortgage securities and municipal bonds and notes, represented $1.34 billion, or 77.0 percent of our portfolio of assets measured at fair value on a recurring basis. These instruments were classified as Level 2 because their valuations were based on indicator prices corroborated by observable market quotes or pricing models with all significant inputs derived from or corroborated by observable market data. Since our available-for-sale debt securities portfolio consisted primarily of fixed rate securities, the fair value of the portfolio is sensitive to changes in level of market interest rates and market perceptions of credit quality of the underlying securities. Market valuations and impairment analyses on assets in the investment portfolio are reviewed and monitored on an ongoing basis.

To the extent available-for-sale investment securities are used to secure borrowings, changes in the fair value of those securities could have an impact on the total amount of secured financing availability. We pledge securities to the Federal Home Loan Bank of

San Francisco and the discount window at the Federal Reserve Bank. The market value of collateral pledged to the Federal Home Loan Bank of San Francisco at September 30, 2008 totaled $664.7 million, of which $214.7 million was unused. The market value of collateral pledged at the discount window of the Federal Reserve Bank in accordance with our risk management practices at September 30, 2008 totaled $80.0 million. We have not borrowed against this pledged collateral. We have repurchase agreements with multiple securities dealers, which allow us to access short-term borrowings by using fixed income securities as collateral. At September 30, 2008, we had not borrowed against our repurchase lines.

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

During the nine months ended September 30, 2008, the Level 3 assets that are measured at fair value on a recurring basis experienced net unrealized fair value decreases totaling $1.5 million primarily due to lower valuations in underlying companies in our private equity funds. Realized gains (losses) related to the Level 3 assets for the nine months ended September 30, 2008 of $17.9 million related primarily to gains from distributions from private equity funds as well as gains on sale and exercises of equity warrant assets.

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

Interest rate risk is managed by ALCO. ALCO reviews sensitivities of assets and liabilities to changes in interest rates, changes in investment and funding portfolios, loan and deposit activity and current market conditions. Adherence to relevant policies, which are approved by the Finance Committee of our Board of Directors, is monitored on an ongoing basis and decisions related to the management of interest rate exposure are made, as appropriate.

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

For further information, see “Quantitative and Qualitative Disclosures About Market Risk” under Part II, Item 7A of our 2007 Form 10-K for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments at December 31, 2007. At September 30, 2008, there have been no significant changes to the interest rate risk information contained in our 2007 Form 10-K or to our policies for managing interest rate risk.

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

The following table presents our MVPE and NII sensitivity exposure at September 30, 2008 and December 31, 2007, related to an instantaneous and sustained parallel shift in market interest rates of 100 and 200 basis points, respectively.

	Estimated MVPE	Estimated Increase/ (Decrease) In MVPE		Estimated NII	Estimated Increase/ (Decrease) In NII
Change in interest rates (basis points)		Amount	Percent		Amount	Percent
	(Dollars in thousands)
September 30, 2008:
+200	$1,287,037	$46,075	3.7%	$452,766	$54,671	13.7%
+100	1,267,710	26,748	2.2	425,210	27,115	6.8
-	1,240,962	—	—	398,095	—	—
-100	1,206,186	(34,776)	(2.8)	364,667	(33,428)	(8.4)
-200	1,177,781	(63,181)	(5.1)	360,207	(37,888)	(9.5)

December 31, 2007:
+200	$1,151,955	$33,654	3.0%	$461,965	$45,942	11.0%
+100	1,138,790	20,489	1.8	439,489	23,466	5.6
-	1,118,301	—	—	416,023	—	—
-100	1,081,469	(36,832)	(3.3)	393,817	(22,206)	(5.3)
-200	1,045,298	(73,003)	(6.5)	367,161	(48,862)	(11.7)

The estimated MVPE in the preceding table is based on a discounted cash flow analysis using market interest rates provided by independent broker/dealers and other publicly available sources that we deem reliable. These estimates are highly assumption-dependent and will change regularly as our asset/liability structure changes, as interest rate environments evolve, and as and when we change our assumptions in response to relevant considerations. These calculations do not reflect changes we may make to reduce our MVPE exposure in response to a change in market interest rates. We expect to continue to manage our interest rate risk utilizing on and off-balance sheet strategies, as appropriate.

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

Our base case MVPE at September 30, 2008 increased from December 31, 2007 by $122.7 million primarily due to growth in our loan and investment securities portfolios and lower short-term interest rates. MVPE sensitivity declined in simulated downward interest rate movements due to an increase in the investment portfolio in mortgage-backed securities, collateralized mortgage obligations, and municipal securities, the increase in our short-term funding levels, and the increase in our interest-bearing deposits. Our simulation model embeds floors in our interest rate change scenarios, which prevent model benchmark rates from resulting in negative rates. Given the low level of interest rates these floors contributed to the lower sensitivity in both the down 100 and 200 basis point scenarios. MVPE increased in simulated upward interest rate movements primarily due to the seasoning of the mortgage-backed securities and collateralized mortgage obligation investment portfolios, whose cash flows are stable and less sensitive to changes in interest rates due to their mature structures.

Conversely, our expected 12-month NII at September 30, 2008 decreased from December 31, 2007 by $17.9 million due to declining interest rates, the variable rate nature of a significant portion of our loan portfolio, and the increased cost of our deposit and funding base. Similar to MVPE, NII sensitivity decreased in simulated downward interest rate movements and increased in simulated up rate scenarios. The change in sensitivity is due to the factors mentioned above as well as the changes in our balance sheet mix, our deposit repricing assumptions, and the current low interest rate environment. Actual changes in our deposit pricing strategies may differ from our current model assumptions and may have an impact on our overall sensitivity.

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

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of our most recently completed fiscal quarter, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

In light of the current market environment, particularly within the financial sector, we have added certain risk factors under the section entitled “Risks Relating to Current Market Environment” below. Other than these new risk factors, there are no material changes from the risk factors set forth in our 2007 Form 10-K.

Risks Relating to Current Market Environment

Current market developments may adversely affect our industry, business and results of operations.

Dramatic declines in the housing market during the prior year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors, concerned about the stability of the financial markets generally and the strength of counterparties, have reduced or ceased to provide funding to borrowers, including other financial institutions. Additionally, over the past several quarters, there has been a significant decline in mergers, acquisitions or initial public offerings of companies — events upon which the venture capital and private equity community relies to “exit” their investments. If this persists over the longer term, there may be an adverse impact on investment returns, valuations of companies and overall levels of venture capital and private equity investments. In sum, the resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and/or reduced business activity and “exit” events could materially and adversely affect our business, financial condition and results of operations.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be increased when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the secured obligation. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

There can be no assurance that the recently enacted Emergency Economic Stabilization Act of 2008 (the “EESA”) will help stabilize the U.S. financial system.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”), which evolved from the U.S. Treasury’s (“Treasury”) initial proposal in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system, including a Troubled Asset Relief Program (“TARP”), which gives Treasury the authority to deploy into the U.S. financial system up to $700 billion. $250 billion of this authority is available to eligible financial institutions through the Treasury’s TARP Capital Purchase Program (“CPP”) as a capital infusion through the Treasury’s purchase of preferred stock and warrants of these financial institutions. There can be no assurance, however, as to the actual impact that the EESA, TARP or CPP will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Additional requirements under our regulatory scheme could adversely affect us.

Recent government efforts to strengthen the U.S. financial system, including the implementation of EESA, TARP, CPP and the Federal Deposit Insurance Corporation’s (“FDIC”) Temporary Liquidity Guaranty Program (“TLGP”), would subject participants to additional regulatory requirements. Participants in the CPP must adopt Treasury’s standards for corporate governance and executive compensation, such as, among other things, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions or prohibitions against golden parachute payments. Participants in the TLGP, which provides unlimited deposit insurance until December 31, 2009 on funds in noninterest-bearing deposit accounts, will be assessed additional fees. If we participated in any of these programs, we would be subject to additional requirements that may have a material and adverse affect on our business, financial condition or results of operations. Other regulatory changes resulting from recent market events may have an adverse impact on us. Due to recent bank failures, the FDIC has announced an increase in deposit insurance premiums to aid in rebuilding its Deposit Insurance Fund. Depending on the frequency and severity of bank failures, future increases in premiums could have an adverse affect on our earnings. Additionally, increased legislative focus on the overall financial industry may result in the imposition of additional regulatory requirements, which may have a material and adverse affect on our business, financial condition, results of operations.

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

Our loan portfolio has a credit profile different from that of most other banking companies. Many of our loans are made to companies in the early stages of development with negative cash flows and no established record of profitable operations. Repayment of many of our loans is dependent upon receipt by borrowers of additional equity financing from venture capitalists or others. Collateral for many of our loans often includes intellectual property, which is difficult to value and may not be readily salable in the case of default. Because of the intense competition and rapid technological change that characterizes the companies in our technology and life sciences industry sectors, a borrower’s financial position can deteriorate rapidly. Additionally, we are increasing our lending to larger private equity firms and corporate technology clients, including some companies with greater levels of debt relative to their equity, and have increased the average size of our loans over time. These changes could affect the risk of borrower default and increase the impact on us of any single borrower default.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, under our accounts receivable financing arrangements, we rely on information, such as invoices, contracts and other supporting documentation, provided by our clients and their account debtors to determine the amount of credit to extend. Similarly, in deciding whether to extend credit, we may assume that when we receive a customer’s audited financial statements that they conform to U.S. generally accepted accounting principles (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively affected if we rely on financial statements or other information that do not comply with GAAP or that are materially misleading or inaccurate.

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

Historically, our strategy has focused on providing banking products and services to emerging-growth companies receiving financial support from sophisticated investors, including venture capitalists, “angels,” and corporate investors. We derive a meaningful share of our deposits from these emerging growth companies and provide them with loans as well as other banking products and services. In some cases, our lending credit decision is based on our analysis of the likelihood that our venture capital or angel-backed client will receive a second or subsequent round of equity capital from investors. If the amount of capital available to such companies decreases, it is likely that the number of new clients and investor financial support to our existing borrowers could decrease, which could have an adverse effect on our business, profitability and growth prospects.

Among the factors that have affected and could in the future affect the amount of capital available to startup and emerging-growth companies are the receptivity of the capital markets, IPO’s or mergers and acquisitions of companies within our technology and life science industry sectors, the availability and return on alternative investments and general economic conditions in the technology, life science and private equity (including venture capital) industries. Reduced capital markets valuations could reduce the amount of capital available to startup and emerging-growth companies, including companies within our technology and life science industry sectors. Additionally, such reduced valuations may decrease the value of our investment portfolio, in which we hold direct equity investments and warrants in these companies, as well as investments in funds that invest in these companies, which could have an adverse effect on our financial condition and results of operations.

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

One component of our strategy is to expand internationally. To date, we have opened offices in China, India, Israel and the United Kingdom. We plan to expand our operations in those locations and may expand beyond these countries. Our efforts to expand our business internationally carry with it certain risks, including risks arising from the uncertainty regarding our ability to generate revenues from foreign operations. In addition, there are certain risks inherent in doing business on an international basis, including, among others, legal, regulatory and tax requirements and restrictions, uncertainties regarding liability, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, differing technology standards or customer requirements, political and economic risks and financial risks, including currency and payment risks. These risks could adversely affect the success of our international operations and could have a material adverse effect on our overall business, results of operation and financial condition. In addition, we face risks that our employees may fail to comply with applicable laws and regulations governing our international operations, including the U.S. Foreign Corrupt Practices Act and foreign laws and regulations, which could have a material adverse effect on us.

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

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See Index to Exhibits at end of report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SVB Financial Group

Date: November 10, 2008	/s/ MICHAEL DESCHENEAUX
Michael Descheneaux
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement between the Company and SVB Alliant	8-K	000-15637	2.1	October 2, 2001

3.1	Restated Certificate of Incorporation	8-K	000-15637	3.1	May 31, 2005

3.2	Amended and Restated Bylaws	8-K	000-15637	3.2	January 29, 2007

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-A12G/A	000-15637	3.4	February 27, 2004

4.1	Indenture for Zero-Coupon Subordinated Notes Due June 15, 2008, dated as of May 20, 2003, between the Company and Wells Fargo Bank Minnesota, National Association, as trustee	S-3	333-107994	4.1	August 14, 2003

4.2	Form of Note (included in Exhibit 4.1)	S-3	333-107994	4.1	August 14, 2003

4.3	Registration Rights Agreement dated as of May 20, 2003, between the Company and the initial purchasers named therein	S-3	333-107994	4.3	August 14, 2003

4.4	Junior Subordinated Indenture, dated as of October 30, 2003 between the Company and Wilmington Trust Company, as trustee	8-K	000-15637	4.12	November 19, 2003

4.5	7.0% Junior Subordinated Deferrable Interest Debenture due October 15, 2033 of the Company	8-K	000-15637	4.13	November 19, 2003

4.6	Amended and Restated Trust Agreement, dated as of October 30, 2003, by and among Silicon Valley Bancshares as depositor, Wilmington Trust Company as property trustee, Wilmington Trust Company as Delaware trustee, and the Administrative Trustees named therein	8-K	000-15637	4.14	November 19, 2003

4.7	Certificate Evidencing 7% Cumulative Trust Preferred Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.15	November 19, 2003

4.8	Guarantee Agreement, dated October 30, 2003, between the Company, as guarantor, and Wilmington Trust Company, as trustee	8-K	000-15637	4.16	November 19, 2003

4.9	Agreement as to Expenses and Liabilities, dated as of October 30, 2003, between the Company and SVB Capital II	8-K	000-15637	4.17	November 19, 2003

4.10	Certificate Evidencing 7% Common Securities of SVB Capital II, dated October 30, 2003	8-K	000-15637	4.18	November 19, 2003

4.11	Officers’ Certificate and Company Order, dated October 30, 2003, relating to the 7.0% Junior Subordinated Deferrable Interest Debentures due October 15, 2033	8-K	000-15637	4.19	November 19, 2003

4.12	Amended and Restated Preferred Stock Rights Agreement, dated as of January 29, 2004, between the Company and Wells Fargo Bank Minnesota, N.A.	8-A12G/A	000-15637	4.20	February 27, 2004

4.13	Amendment No. 1 to Amended & Restated Preferred Stock Rights Agreement, dated as of August 2, 2004, by and between the Company and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.13	August 3, 2004

4.14	Amendment No. 2 to Amended & Restated Preferred Stock Rights Agreement, dated as of January 29, 2008, by and between the Company and Wells Fargo Bank, N.A.	8-A/A	000-15637	4.14	January 29, 2008

4.15	Indenture for 3.875% Convertible Senior Notes Due 2011, dated as of April 7, 2008, by and between Wells Fargo Bank, N.A., as Trustee, and the Company	8-K	000-15637	4.1	April 7, 2008

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.16	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between the Company and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.2	April 7, 2008

4.17	Letter Agreement re Call Option Transaction, dated as of April 1, 2008, by and between the Company and Bank of America, N.A.	8-K	000-15637	4.3	April 7, 2008

4.18	Letter Agreement re Warrants, dated as of April 1, 2008, by and between the Company and JPMorgan Chase Bank, National Association.	8-K	000-15637	4.4	April 7, 2008

4.19	Letter Agreement re Warrants, dated as of April 1, 2008, by and between the Company and Bank of America, N.A.	8-K	000-15637	4.5	April 7, 2008

4.20	Amendment No. 3 to Amended and Restated Preferred Stock Rights Agreement, dated as of April 30, 2008 by and between the Company and Wells Fargo Bank, N.A.	8-A12G/A	000-15637	4.20	April 30, 2008

10.7+	Form of Indemnification Agreement					X

10.15+	2006 Equity Incentive Plan					X

10.18+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Executives)

10.23+	Form of Restricted Stock Unit Agreement under 2006 Equity Incentive Plan (for Directors)					X

10.24+	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Directors)					X

10.27+	Form of Restricted Stock Unit Election to Defer Settlement under 2006 Equity Incentive Plan (for Executives)					X

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	18 U.S.C. Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*

*	Furnished herewith
+	Denotes management contract or any compensatory plan, contract or arrangement